Form 10-Q
period 2002-12-20
ALION SCIENCE & TECHNOLOGY CORP
filed 2003-02-03
CIK 1166568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

________________________

FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 20, 2002.

OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT 1934

FROM THE TRANSITION PERIOD FROM ______TO ______

COMMISSION FILE NUMBER 333–89756

________________________

ALION SCIENCE AND TECHNOLOGY CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	54–2061691
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation of Organization)	Identification No.)
10 West 35th Street	1750 Tysons Boulevard, Suite 1300
Chicago, IL 60616	McLean, VA 22102
(312) 567–4000	(703) 918–4480

(Address, including Zip Code and Telephone Number with
Area Code, of Principal Executive Offices)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

/X/ Yes     / / No

Indicate by check mark whether the registrant is an
accelerated filer (as defined in Rule 12b–2 of the Exchange Act).

Yes / /     No /X/

The number of shares outstanding of Alion Science and Technology Corporation common stock as of December 20, 2002, was:
Common Stock     2,575,508.127

ALION SCIENCE AND TECHNOLOGY CORPORATION
FORM 10-Q INDEX
FOR INTERIM PERIOD ENDED DECEMBER 20, 2002

PART I—FINANCIAL INFORMATION	1

Item 1. Financial Statements	1
Consolidated Balance Sheets
Consolidated Statements of Operations
Pro Forma Consolidated Statements of Operations
Consolidated Statements of Shareholder’s Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	17

Item 4. Controls and Procedures	18

PART II—OTHER INFORMATION	18

Item 1. Legal Proceedings	18

Item 2. Changes in Securities and Use of Proceeds	20

Item 3. Defaults Upon Senior Securities	20

Item 4. Submission of Matters to a Vote of Security Holders	20

Item 5. Other Information	20

Item 6. Exhibits and Reports on Form 8-K	20

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALION SCIENCE AND TECHNOLOGY CORPORATION
Consolidated Balance Sheets
As of September 30, 2002 and December 20, 2002
(In thousands except share information)
(Unaudited)

	September 30,	December 20,
	2002	2002

Assets
Current assets:
Cash	$5	$989
Restricted cash	—	189
Accounts receivable, less allowance of $3,267 at December 20, 2002	—	48,333
Note receivable from Trust	1	296
Other current assets	—	3,718

Total current assets	6	53,525
Fixed assets	—	9,908
Intangible assets	—	30,645
Goodwill	—	58,648
Other assets	—	—

Total assets	6	152,726

Liabilities and Shareholder’s Equity
Current liabilities:
Note payable to bank	$10	$—
Current portion of long-term debt	—	7,000
Current portion of senior note payable		3,750
Current portion of Agreement with Officer due to officer	1	655
Trade accounts payable and accrued liabilities	—	9,917
Accrued payroll and related liabilities	4	10,737
Advance payments	—	189
Billings in excess of costs and estimated earnings on uncompleted contracts	—	1,206

Total current liabilities	15	33,454
Long-term debt, excluding current portion	—	1,172
Senior note payable, excluding current portion		29,550
Mezzanine note payable		17,237
Subordinated note payable		32,828
Agreement with Officer, excluding current portion		73
Accrued postretirement benefit obligation	—	2,400
Redeemable common stock warrants	—	10,308

Total liabilities	15	127,022
Shareholder’s equity:
Common stock, $0.01 par value, 15,000,000 shares authorized, 100 shares and 2,575,508 issued and outstanding at September 30, 2002 and December 20, 2002, respectively	—	26
Additional paid-in capital	1	25,729
Accumulated deficit	(10)	(51)

Total shareholder’s equity (deficit)	(9)	25,704

Total liabilities and shareholder’s equity	6	152,726

See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION
Consolidated Statements of Operations
Interim Period Ended December 21, 2001
and December 20, 2002
(In thousands)
(Unaudited)

	Interim Period	Interim Period
	Ended	Ended
	December 21, 2001	December 20, 2002

Operating expenses:
General and administrative	$—	41

Total Operating expenses	—	41

Operating loss	—	(41)

Net loss	$—	(41)

See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION
Pro Forma Consolidated Statements of Operations
Interim Period Ended December 21, 2001
and December 20, 2002
(In thousands except share data)
(Unaudited)

	Pro forma	Pro forma
	Interim Period	Interim Period
	Ended	Ended
	December 21, 2001	December 20, 2002

Contract revenue	$43,701	$47,265
Direct contract expenses	32,086	34,654

Gross profit	11,615	12,611

Operating expenses:
Indirect contract expenses	2,545	2,568
Research and development	91	36
General and administrative	4,135	5,313
Nonrecurring transaction costs	—	5,448
Rental and occupancy expense	1,974	2,201
Depreciation and amortization	2,753	2,883
Bad debt expense	53	120

Total operating expenses	11,551	18,569

Operating income (loss)	64	(5,958)
Other income (expense):
Interest income	2	22
Interest expense	(2,256)	(2,252)
Other	(27)	(23)

Income (loss) before income taxes	(2,217)	(8,211)
Income tax expense	(207)	(27)

Net income (loss)	$(2,424)	$(8,238)

Pro forma basic loss per share	$(0.94)	$(3.20)

Pro forma diluted loss per share	$(0.94)	$(3.20)

Pro forma Basic weighted average common shares outstanding	2,575,508	2,575,508
Pro forma Diluted weighted average common shares outstanding	2,575,508	2,575,508

See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION
Consolidated Statement of Shareholder’s Equity (Deficit)
Interim Period ended December 20, 2002
(In thousands, except share data)
(Unaudited)

			Additional
	Common	Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total

Balances at September 30, 2002	100	$—	$1	$(10)	$(9)
Issuance of common stock to employee stock ownership plan	2,575,408	26	25,728	—	25,754
Net loss, interim period ended December 20, 2002	—	—	—	(41)	(41)

Balances at December 20, 2002	2,575,508	$26	$25,729	$(51)	$25,704

See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION
Consolidated Statements of Cash Flows
For the Interim Periods Ended December 21, 2001 and December 20, 2002
(In thousands, except share information)

	Interim Period	Interim Period
	Ended	Ended
	December 21, 2001	December 20, 2002

Cash flows from operating activities:
Net loss	$—	$(41)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities, net of effect of acquisition:
Trade accounts payable and accrued liabilities	—	36

Net cash used in operating activities	—	(5)

Net cash flows from investing activities:
Cash paid for acquisition of selected operations of IITRI (net of cash acquired)	—	(58,571)

Net cash used in investing activities	—	(58,571)

Cash flows from financing activities:
Borrowings from senior note payable		35,000
Payment of debt issuance costs		(1,700)
Repayment of IITRI revolving credit facility		(6,188)
Borrowings under revolving credit facility		7,000
Repayment of note payable to bank		(10)
Proceeds from Agreement with Officer	1	—
Amounts loaned to Trust	(1)	—
Issuance of 100 shares of common stock to Trust	1	—
Issuance of 2,545,771 shares of common stock to Trust	—	25,458

Net cash provided by financing activities	1	59,560

Net increase in cash	1	984
Cash at beginning of period	—	5

Cash at end of period	1	989

Supplemental disclosure of noncash financing activities
Mezzanine note and warrants issued for acquisition of selected operations of IITRI	$—	$20,343
Subordinated note and warrants issued for acquisition of selected operations of IITRI	—	39,900
Issuance of 29,637 shares of common stock to Trust for amounts due to Trust		296
Deferred compensation arrangement with officer	—	857

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO FINANCIAL STATEMENTS

Interim period ended December 20, 2002 and December 21, 2001 (unaudited)

1.     Description and Formation of the Business

Alion Science and Technology Corporation (Alion or the Company) provides scientific and engineering expertise to research and develop technological solutions for problems relating to national defense, public health and safety. The Company provides these research services primarily to agencies of the federal government and to a lesser extent, to commercial and international customers.

Alion, a for-profit S Corporation, was formed in October 2001 for the purpose of purchasing substantially all of the assets and certain of the liabilities of IIT Research Institute (IITRI), a not-for-profit membership corporation working for the advancement and knowledge and the beneficial application of science and engineering to meet the needs of society.

On December 20, 2002, Alion completed the acquisition of substantially all of the assets and certain of the liabilities of IITRI for aggregate proceeds of approximately $130 million (the Transaction). See Note 9.

2.     Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Alion and its wholly-owned subsidiary Human Factors Applications, Inc. (HFA) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period ended December 20, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2003. For further information, refer to the consolidated financial statements and notes thereto included in the registration statement on Form S-1 (No. 333-89756) filed by the Company on December 9, 2002.

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ from those estimates.

3.     Summary of Significant Accounting Policies

     Fiscal and Interim Periods

The Company’s fiscal year ends on September 30. The Company operates on a 13-period fiscal year consisting of three, four-week periods in its first interim period; three, four-week periods in its second interim period; four, four-week periods in its third interim period; and the balance of the fiscal year of approximately three, four-week periods in its fourth interim period. Accordingly, comparisons between interim periods will need to consider the differing length of the third interim period.

     New Accounting Policies

As a result of the Transaction described in Note 1, the Company adopted the following accounting policies that were not applicable to IITRI due to its not-for-profit status:

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001 and specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Goodwill and other intangible assets with an indefinite life will not be amortized, but rather tested for impairment annually or whenever an event occurs indicating that the asset may be impaired.

     Recently Issued Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs of Exit or Disposal Activities. SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This statement requires that an exit or disposal activity related cost be recognized when the liability is incurred instead of when an entity commits to an exit plan. The provisions of SFAS No. 146 are effective for financial transactions initiated after December 31, 2002. The Company does not believe SFAS 146 will have a material impact on its future earnings or financial position.

     Reclassifications

Certain reclassifications have been made to previously reported balances to conform with the current-period presentation.

4.     Earnings Per Share

Pro forma earnings per share have been computed as though the 2,575,408 shares sold by the Company to the employee stock ownership plan (ESOP) component of its Employee Ownership Savings and Investment Plan (KSOP) to fund the Transaction described in Note 1 were outstanding for the entire pro forma periods presented. Prior to the sale of shares of common stock to the ESOP, the Company’s capital structure consisted of 100 shares of common stock issued and outstanding. Accordingly, historical earnings per share information has not been presented as it is not indicative of the Company’s prospective capital structure.

5.     Goodwill and Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with the provisions of SFAS No. 142, which requires, among other things, the discontinuance of goodwill amortization. In addition, goodwill is to be reviewed at least annually for impairment. The Company has elected to perform this review annually at the end of each fiscal year. The accompanying pro forma statements of operations reverse historical goodwill amortization expense.

As a result of the Transaction described in Note 1, the Company recorded goodwill of approximately $58.7 million, which will be subject to the aforementioned annual impairment review. In addition, the Company recorded intangible assets of approximately $30.6 million, comprised primarily of purchased contracts. The intangible assets have an estimated useful life of three years and will be amortized using the straight-line method.

6.     Redeemable Common Stock Warrants

In connection with the issuance of the Mezzanine Note, Subordinated Note, and the Officer Agreement described in Note 7, the Company issued 524,229, 1,080,437, and 22,062, respectively, detachable redeemable common stock warrants (the Warrants) to the holders of the notes. The Warrants have an exercise price of $10 per share and are exercisable until the sixth anniversary of the issue date for the warrants associated with the Mezzanine Note and the Officer Note and until the eighth anniversary of the issuance date for the warrants associated with the Subordinated Note. In addition, the Warrants enable the holders to sell the warrants back to the Company, at predetermined times, at the then current fair value of the common stock less the exercise price. Accordingly, the warrants are classified as debt instruments in accordance with Emerging Issues Task Force No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. The estimated fair value of the Warrants of approximately $10.3 million on the date of issuance was recorded as a discount to the face value of the notes issued and as a liability in the accompanying consolidated balance sheet.

7.     Long-term Debt

On December 18, 2002, the Company entered into a Business Loan and Security Agreement with LaSalle Bank National Association, US Bank, National Cooperative Bank, Orix and BB&T Bank to refinance and replace debt previously held by IITRI (Senior Credit Facility). The Senior Credit Facility provides for a $25.0 million revolving credit facility and a $35.0 million term loan (Senior Term Note) which terminates on December 6, 2007. Borrowings under the Senior Credit Facility are collateralized by our eligible contract receivables, inventory, all of our stock in our subsidiaries and our property and equipment and bear interest at the London Interbank Offering Rate (LIBOR), or the lender’s prime rate, plus market-rate spreads that are determined based on a Company leverage ratio calculation. The LIBOR spreads may range from 2.75% to 3.50% and the prime rate spreads may range from 1.25% to 2.00%. At December 20, 2002, the Company had approximately $42.0 million in borrowings outstanding under the Senior Credit Facility, comprised of approximately $7.0 million drawn under the $25 million revolving credit facility and $35.0 million under the Senior Term Note.

The Senior Term Note has scheduled principal payments, payable in quarterly installments, in the following annual amounts:

2003	$5.0 million
2004	$5.0 million
2005	$7.5 million
2006	$8.5 million
2007	$9.0 million

On December 20, 2002, the Company executed a six-year Mezzanine Note Securities Purchase Agreement with IITRI for approximately $20.3 million (Mezzanine Note) to be used as part of the consideration for the Transaction. The Mezzanine Note bears interest at a rate of 12 percent per year, payable quarterly in cash with the principal amount due in a single sum on the sixth anniversary of issuance. The Mezzanine Note is subordinate to the Senior Credit Facility.

On December 20, 2002, the Company executed an eight-year Seller Note Securities Purchase Agreement (Subordinated Note), with a face value of $39.9 million, to IITRI. The Subordinated Note served as part of the purchase price paid for the Transaction. The Subordinated Note bears simple interest at a rate of six percent per year in years one through six, payable quarterly by the issuance of non-interest-bearing notes maturing at the same time as the Subordinated Note and 16 percent per year payable quarterly in cash during the seventh and eighth years following closing of the Transaction. One-half of the principal amount outstanding under the Subordinated Note becomes due in 2009, while the other half becomes due in 2010. The Subordinated Note is subordinate to both the Senior Credit Facility and the Mezzanine Note.

On December 20, 2002, the Company entered into a Mezzanine Deferred Compensation Agreement with an officer for approximately $0.86 million (Deferred Compensation Agreement). The Deferred Compensation Agreement bears interest at a rate of 12 percent per year. In most circumstances, at the officer's election, interest is payable quarterly in cash or credited to the officer's account. The principal amount of deferred compensation plus accrued but unpaid interest on his account is payable in full thirty days after the sixth anniversary of the agreement or the date the holders of the Mezzanine Note have been paid in full. The Officer Agreement is subordinate to the Senior Credit Facility and ranks pari passu with the Mezzanine Note.

Under the terms of the Senior Credit Facility and Mezzanine Note, the Company is subject to covenants including financial covenants with respect to minimum fixed charge coverage, maximum total senior leverage, maximum total leverage, maximum capital expenditures, minimum EBITDAE, as defined, and other customary covenants.

8.     Segment Information and Customer Concentration

The Company operates as one segment, delivering a broad array of scientific and engineering expertise to research and develop technological solutions for problems relating to national defense, public health and safety under contracts with the U.S. Government, state and local governments, and commercial customers. The Company’s federal government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use the Company’s services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization.

Revenues from services provided to various agencies of the U.S. Government by the business acquired from IITRI represented $46.7 million or approximately 99%, and $42.9 million or approximately 98%, of revenues for the interim period ended December 20, 2002 and December 21, 2001, respectively. Contract receivables from agencies of the U.S. Government represented approximately $43.9 million, or 91%, of accounts receivable at December 20, 2002 and 96% at December 21, 2001.

In addition, during the interim period ended December 20, 2002, there were no sales by the business acquired from IITRI to any customers within a single country except for the United States where the sales accounted for 10% or more of total revenue. The Company treats sales to U.S. Government customers as sales within the United States regardless of where the services are performed. Substantially all of the Company's assets were located within the United States for the interim period ended December 20, 2002.

9.     Acquisition and Pro Forma Information

On December 20, 2002, Alion acquired substantially all of the assets and certain of the liabilities of IITRI, excluding the assets and liabilities of IITRI’s Life Sciences Operation (the Transaction) for approximately $130 million. In connection with the acquisition, the Company formed the KSOP, which has an ESOP component. The ESOP trustee, State Street Bank and Trust Company, used the proceeds from the ESOP aggregating approximately $25.8 million to acquire approximately 2.58 million shares or 100% of the Company’s outstanding common stock. The Company used the funds from the sale of common stock to the ESOP and proceeds from the other debt instruments described in Note 7, to fund the Transaction. The acquisition was accounted for using the purchase method. The acquisition occurred on the last day of the Company’s interim period and accordingly, the accompanying consolidated income statements exclude the results of operations of the acquired company. The purchase price has been allocated to the acquired assets and assumed liabilities based on their estimated fair values at the date of acquisition. The purchase price allocation is preliminary and subject to change. The Company is currently completing its analysis of intangible assets acquired and estimated fair values of certain fixed assets acquired.

Prior to the Transaction, the Company’s activities had been organizational in nature. The consolidated balance sheet as of December 20, 2002 reflects the estimated fair values of the acquired assets and assumed liabilities, the sale of common stock to the ESOP, and the debt and warrants issued as described in Note 7.

The pro forma consolidated statements of operations for the interim period ended December 20, 2002 and December 21, 2001 have been prepared by giving effect to the following transactions as if those transactions had been consummated on October 1, 2002 and 2001, respectively:

•	The incurrence of debt with detachable warrants to purchase common stock as described in Notes 6 and 7;

•	The consummation of the Transaction, accounted for using the purchase method; and

•	The purchase of common stock by the ESOP.

The pro forma consolidated statements of operations include pro forma adjustments to reverse historical amortization expense related to pre-Transaction goodwill, to record the amortization of identifiable intangible assets, to record interest expense on debt issued to finance the Transaction, to record the amortization of debt issuance costs, and to record the accretion of debt to face value to reflect the discount for the estimated fair value of Warrants issued.

The pro forma information does not purport to be indicative of the results of operations that would have actually been obtained if the transactions had occurred on the dates indicated or the results of operations that will be reported in the future.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the notes to those statements. This discussion contains forward-looking statements that involve risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions and are for illustrative purposes only. These statements may be identified by the use of words such as “believe,” “expect,” “intend,” “plan,” “anticipate,” “likely,” “will,” “pro forma,” “forecast,” “projections,” and similar expressions.

The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following: changes to the ERISA laws related to the Company’s Employee Ownership, Savings and Investment Plan; changes to the tax laws relating to the treatment and deductibility of goodwill, the Company’s subchapter S status, or any change in the Company’s effective tax rate; additional costs associated with compliance with the Sarbanes-Oxley Act of 2002, including any changes in the SEC’s rules, and other corporate governance requirements; failure of government customers to exercise options under contracts; funding decisions relating to U.S. Government projects; government contract procurement (such as bid protest) and termination risks; competitive factors such as pricing pressures and/or competition to hire and retain employees; the results of current and/or future legal proceedings and government proceedings which may arise out of our operations (including our contracts with government agencies) and the attendant risks of fines, liabilities, penalties, suspension and/or debarment; material changes in laws or regulations applicable to the Company’s businesses; and other risk factors discussed in the Company’s registration statement on Form S-1 filed with the SEC on December 9, 2002.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s view only as of February 3, 2003. The Company undertakes no obligation to update any of the forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise. This discussion addresses only our continuing operations.

Critical Accounting Estimates and Policies

Our significant accounting policies are described in Note 3 to the consolidated financial statements for the interim period ended December 20, 2002, included herein and in the Notes to the Consolidated Financial Statement of Selected Operations of IIT Research Institute, the business we acquired, included in the Company’s registration statement on Form S-1 (No. 333-89756).

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, which potentially result in materially different results under different assumptions and conditions. Application of these policies is a critical element in the portrayal of our financial condition and results of operations. The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these interim consolidated financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies are set forth below:

Revenue Recognition, Cost Estimation and Payment

We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered, the contract price is fixed or determinable, and collectibility is reasonably assured. We have a standard internal process that we use to determine whether all required criteria for revenue recognition have been met. This standard internal process includes a monthly review of contract revenues and expenses by several levels of management. This review covers, among other matters, progress against schedule, project staffing and levels of effort, risks and issues, subcontract management, incurred and estimated costs, and disposition of prior action items. This monthly internal review is designed to determine whether the overall progress on a contract is consistent with the effort expended and revenue recognized to date.

Our revenues consist primarily of payments for the work of our employees, and to a lesser extent, related costs for materials and subcontract efforts under contracts with our customers. Cost of services consists primarily of compensation expenses for program personnel, the fringe benefits associated with this compensation, and other direct expenses incurred to complete programs, including cost of materials and subcontract efforts.

The majority of our revenues are derived from cost-plus-fixed-fee, cost-plus-award-fee, firm-fixed-price, or time-and-materials contracts. Absent evidence to the contrary, we recognize revenue as follows. Under cost-plus-fixed-fee or cost-plus-award-fee contracts, revenues are recognized as costs are incurred and include an estimate of applicable fees earned. Under firm-fixed-price contracts, revenues are estimated on the percentage of completion method, on the basis of costs incurred in relation to estimated total costs, or upon delivery of specific products or services, as appropriate. For time-and-materials contracts, revenues are computed by multiplying the number of direct labor-hours expended in the performance of the contract by the contract billing rates and adding other billable direct costs. Performance incentives are incorporated in certain contracts, which provide increased and decreased revenues based on actual performance compared to established targets. Incentives based upon cost performance are recorded when earned and other incentives and awards are recorded when the amounts are earned or can be reasonably determined, or are awarded. In certain circumstances, revenues are recognized when contract amendments have not been finalized. Prior to agreeing to commence work directed by the customer and before receipt of the written modification or amendment to the existing contract, we require the completion of an internal memo that assesses the probability of the modification being executed in a timely fashion and our ability to subsequently collect payment from the customer.

Contract revenue recognition inherently involves estimation. Examples of estimates include the contemplated level of effort to accomplish the tasks under contract, the cost of the effort, and an ongoing assessment of our progress towards completing the contract. From time to time, as part of our standard management processes, facts develop that require us to revise our estimated total costs or revenues. In most cases, these revisions relate to changes in the contractual scope of our work. To the extent that a revised estimate affects contract profit or revenue previously recognized, we record the cumulative effect of the revision in the period in which the facts requiring the revision become known. Anticipated losses are recognized in the accounting period in which they are first determined.

For the interim period ended December 20, 2002, we derived approximately 63%, 20% and 17% of our revenues from cost-plus, time-and-materials and fixed-price contracts, respectively.

Our most significant expense is our cost of services, which consists primarily of direct labor costs for program personnel and direct expenses incurred to complete contracts, including cost of materials and subcontract efforts. Our ability to accurately predict personnel requirements, salaries and other costs, as well as to manage personnel levels and successfully redeploy personnel, can have a significant impact on our cost of services. Overhead costs consist primarily of indirect costs such as facility lease expenses, indirect labor expenses, supplies and other office expenses in support of our direct contract activities. General and administrative expenses consist primarily of costs associated with our management, finance and administrative groups; personnel training; sales and marketing expenses which include bid and proposal efforts; and certain occupancy, travel and other corporate costs.

The majority of our revenues is earned under contracts with various departments and agencies, or prime contractors, of the federal government. Certain revenues and payments we receive are based on provisional billings and payments that are subject to adjustment under audit. Federal government agencies and departments have the right to challenge our cost estimates and allocation methodologies with respect to government contracts. Also, contracts with such agencies are also subject to audit and possible adjustment to account for unallowable costs under cost-type contracts or other regulatory requirements affecting both cost-type and fixed-price contracts.

Goodwill and Identifiable Intangible Assets

Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired companies. As a result of the acquisition of substantially all of the assets and certain of the liabilities of IIT Research Institute on December 20, 2002, we recorded approximately $58.7 million of goodwill and approximately $30.6 million of intangible assets. In accordance with the provisions of SFAS No. 142, we no longer amortize goodwill, but rather goodwill is to be reviewed at least annually for impairment. We have elected to perform the annual review at the end of each fiscal year. In addition, we will assess the impairment of goodwill and identifiable intangible assets whenever events or changes in circumstances indicate that carrying value may not be recoverable. Factors considered important to possibly trigger an impairment review consist of:

•	Significant underperformance relative to expected historical or projected future operating results;

•	Significant changes in the manner of use of the acquired assets or the strategy for the overall business;

•	Significant negative industry or economic trends; and

•	Significant decline in Alion’s stock price for a sustained period.

When it is determined that the carrying value of intangibles and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, management measures any impairment based upon a projected discounted cash flow method or other measure of fair value including independent valuation.

Pro Forma Comparisons of Results of Operations

As described in the notes to the accompanying consolidated financial statements, Alion completed the acquisition of substantially all of the assets and certain of the liabilities of IIT Research Institute on December 20, 2002, the last day of the Company’s first interim period. The following discussion and analysis of results of operations relates to the pro forma results of operations for the periods described, assuming that the acquisition had been consummated on the first day of each interim period.

The following table sets forth, for each period indicated, the percentage of our revenues derived from each of our major types of customers.

	Interim period ended

	December 20, 2001	December 21, 2002

Department of Defense	89.2%	93.0%
Federal Civilian Agencies	9.0	5.8
Commercial / State / Local	1.8	1.2

Total	100.0%	100.0%

Results of Operations

Pro Forma Interim Period Ended December 20, 2002 Compared to Pro Forma Interim Period Ended December 21, 2001

Revenues. Revenues increased $3.6 million, or 8.2%, to $47.3 million for the interim period ended December 20, 2002, from $43.7 million for the interim period ended December 21, 2001. This $3.6 million increase is attributable primarily to our performance of additional work under contracts that were in existence during the prior year. Additional work in modeling and simulation services performed under the MSIAC contract with the Department of Defense contributed approximately $3.0 million of the revenue increase. An increase in our decommissioning and demilitarization support services to the U.S. Army’s Newport Chemical Agent Disposal Facility (NECDF), under a subcontract to Parsons Infrastructure and Technology Group, Inc., accounted for approximately $1.0 million of increased revenue, while our support to the Department of Defense Joint Spectrum Center (JSC) accounted for approximately $0.4 million of increased revenue. On the balance of our contracts, revenue decreased approximately $0.2 million for the interim period ended December 20, 2002 as compared to the interim period ended December 21, 2001. Increases in revenue during the interim period were partially offset by $0.6 million related to certain additional costs on a fixed-price contract and non-reimbursable direct costs on a cost-reimbursement contract. Subcontract revenue accounted for approximately 22.0% of our revenue for the interim period ended December 20, 2002, compared with 19.0% for 2001.

Direct Contract Expenses. Direct contract expenses increased $2.6 million, or 8.1%, to $34.7 million for the interim period ended December 20, 2002, from $32.1 million for the equivalent period in 2001. As a percentage of revenue, direct contract expenses decreased from 73.4% for the interim period ended December 21, 2001 to 73.3% for the interim period ended December 20, 2002. As a component of direct contract expenses, direct labor costs for the interim period ended December 20, 2002, increased by 5.7% or $1.3 million, while other direct costs (ODC’s) increased by 44.4% or 0.4 million when compared to the interim period ended December 21, 2001. Material and subcontract costs increased $2.1 million, or 29.2%, to $9.3 million for the interim period ended December 20, 2002, compared to $7.2 million for the interim period ended December 21, 2001. The increase in direct labor costs was due to an increase in personnel, primarily in support of the JSC and NECDF contracts referenced above. ODC expenditures occur as a result of specific contract requirements.

Gross Profit. Gross profit increased $1.0 million, or 8.6%, to $12.6 million for the interim period ended December 20, 2002, from $11.6 million for the equivalent period in 2001. Gross profit margin as a percentage of revenue increased to 26.7% for the interim period ended December 20, 2002, from 26.6% for the interim period ended December 21, 2001.

Operating Expenses. Operating expenses, net of depreciation and amortization, increased approximately $6.9 million, or approximately 78.4%, to $15.7 million for the interim period ended December 20, 2002, from $8.8 million for the interim period ended December 21, 2001. Of this $6.9 million increase, approximately $5.5 million consisted of transaction-related expenses (e.g., third party legal, accounting, finance, etc.) incurred in connection with the purchase of assets from IITRI; no related expenses were incurred for the interim period ended December 21, 2001. As a component of our operating expenses, overhead expenses for indirect personnel and facilities costs related to rental and occupancy expenses increased approximately $0.3 million, or 6.7%, to $4.8 million for the interim period ended December 20, 2002, from $4.5 million for the interim period ended December 21, 2001. This was primarily driven by our infrastructure needs. As a component of our operating expenses, general and administrative expenses increased approximately $1.2 million, or 29.3%, to $5.3 million for the interim period ended December 20, 2002, compared to $4.1 million for the interim period ended December 21, 2001. This increase reflects costs associated with additional management personnel and infrastructure of approximately $1.0 million to support the growth of our business. As a percentage of revenues, general and administrative expenses increased to approximately 10.8% for the interim period ended December 20, 2002, compared to 9.4% for the interim period ended December 21, 2001.

Depreciation and Amortization. Depreciation and amortization expense increased approximately $0.1 million, or 3.6%, to $2.9 million for the interim period ended December 20, 2002, as compared to $2.8 million for the equivalent period in 2001. The increase in both depreciation expense and amortization expense is due in part to the acquisition of assets from Daedalic, Inc. This acquisition was effective May 29, 2002, and, therefore, the related amortization expense did not affect financial performance for the interim period ended December 20, 2002. Depreciation expense also increased due to implementation of the PeopleSoft human resources and payroll system. This amortization began in May 2002. For each respective interim period, approximately $2.4 million of total amortization expense was incurred associated with the intangible asset value assigned to purchased customer contracts. Additionally, for each respective interim period, approximately $0.1 million of depreciation expense was incurred, associated with the fair market value assigned to purchased non-capital assets which IITRI had expensed.

Income from operations. For the interim period ended December 20, 2002, we sustained a $6.0 million loss from operations compared with $0.1 million in operating income for the interim period ended December 21, 2001. The $6.0 million operating loss included approximately $5.5 million of transaction-related expenses, referenced above. Transaction-related costs of a similar nature did not occur during the interim period ended December 21, 2001. Additionally, the reduction of $0.6 million in our contract revenue, discussed above, had a negative impact on income for the interim period ended December 20, 2002. For each respective interim period, approximately $2.5 million of depreciation and amortization expense associated with the purchase of IITRI assets, as described above, contributed to the recognized loss of $6.0 million for the interim period ended December 20, 2002 and negatively impacted the recognized income of $0.1 million for the interim period ended December 21, 2001.

Other Income and Expense. Other expenses remained constant at approximately $2.3 million for the interim period ended December 20, 2002 and December 21, 2001. For each respective interim period, approximately $2.2 million of interest expense was incurred related to the debt financing associated with purchase of the assets from IITRI.

Income Tax (Expense) Benefit. Our wholly-owned subsidiary, HFA, had operating income of approximately $0.3 million for the interim period ended December 21, 2001, compared to $0.1 million for the interim period ended December 20, 2002. As a result, HFA recorded income tax provisions of approximately $0.2 million and $0.03 million, respectively.

Net Income (Loss). The net loss of $8.2 million for the interim period ended December 20, 2002, as compared to net loss of $2.4 million for the interim period ended December 21, 2001, is due to the factors discussed above.

Recent Accounting Pronouncements. In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. SFAS 143 must be applied starting with fiscal years beginning after June 15, 2002. We are currently evaluating the impact that the adoption of SFAS 143 will have on our consolidated financial statements.

During June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Such standard requires costs associated with exit or disposal activities (including restructurings) to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. SFAS No. 146 nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under SFAS No. 146, a liability related to an exit or disposal activity is not recognized until such liability has actually been incurred, whereas under EITF Issue No. 94-3, a liability was recognized at the time of a commitment to an exit or disposal plan. The provisions of this standard are effective for disposal activities initiated after December 31, 2002.

Liquidity and Capital Resources.

Our primary sources of liquidity have been cash provided by operations, and our revolving credit and term-loan facilities. We fund our operations primarily through cash provided by operating activities and drawdowns from our revolving credit facility. Comments related to the cash flow from operating activities of the selected operations of IITRI have been provided in conjunction with those which result from Alion’s Consolidated Statements of Cash Flow provided herein.

Net cash used in operating activities of continuing operations was $4.2 million for the interim period ended December 20, 2002, an increased use of $2.4 million from the interim period ended December 21, 2001. The primary reason for this $2.4 million increase in cash used in operations was the cash payment, during the interim period ended December 20, 2002, of approximately $3.2 million in transaction costs associated with the purchase of assets from IITRI.

Net cash used in investing activities of continuing operations was $0.5 million and $0.8 million for the interim period ended December 20, 2002, and December 21, 2001, respectively. During the interim period ended December 20, 2002, the cash paid for the selected operations of IITRI was $58.6 million. Cash of $25.5 million resulted from the sale of common stock to the ESOP Trust; and $33.1 million resulted from borrowings under the Senior Term Note.

Net cash provided by financing activities of continuing operations was $2.9 million for the interim period ended December 20, 2002, compared to cash provided by financing activities of $3.3 million for the interim period ended December 21, 2001. This decrease of $0.4 million in net cash provided by financing activities was primarily due to a decrease in borrowings under our working capital bank facility. During the interim period, the additional financing required to complete the purchase of the selected operations of IITRI included a $35.0 Senior Term Note, a $20.3 million Mezzanine Note (with warrants), a $39.9 million Subordinated Note (with warrants), and the sale of $25.5 million of common stock to the ESOP Trust.

Discussion of debt structure:

On December 18, 2002, we executed a new Business Loan and Security Agreement with LaSalle Bank National Association, US Bank, National Cooperative Bank, Orix and BB&T Bank to refinance and replace our prior credit arrangements. The new agreement provides for a $25.0 million revolving credit facility and a $35.0 million term loan. Under the term loan portion of this new senior credit facility, principal payments will be payable in quarterly installments yielding annual repayments in the following amounts:

Year 1	$5.0 million
Year 2	$5.0 million
Year 3	$7.5 million
Year 4	$8.5 million
Year 5	$9.0 million

The maturity date of the new agreement is December 6, 2007. Borrowings under the new agreement are collateralized by our eligible contract receivables, inventory, all of our stock in our subsidiaries and our property and equipment and bear interest at the London Interbank Offering Rate (LIBOR), or the lender’s prime rate, plus market-rate spreads that are determined based on a Company leverage ratio calculation. The LIBOR spreads may range from 2.75% to 3.50% and the prime rate spreads may range from 1.25% to 2.00%. Our senior lender has required us to hedge at least 50% of our interest rate exposure under the senior term not be means of an interest rate swap, cap or collar arrangement. At December 20, 2002, we had approximately $42.0 million in borrowings outstanding under our senior credit facility.

The senior term note is also subject to a mandatory prepayment of principal if we generate excess cash flow in any given year. Should this occur, any excess cash prepayment amount will be applied ratably to the principal payments remaining over the life of the loan. The outstanding balance on our replacement $25.0 million revolving credit facility will be due, in full, in December 2007.

On December 20, 2002, we executed a six-year Mezzanine Note Securities Purchase Agreement with IITRI, which we refer to as the Mezzanine Note, for $20.3 million. This was used as part of the consideration paid for the purchase of assets from IITRI. The Mezzanine Note is subordinate to the senior credit facility. We will be required to pay the entire face value of the mezzanine note in a lump sum in December 2008. We will have to make quarterly cash interest payments on the note until maturity. The interest rate is 12% per year.

On December 20, 2002, we also executed an eight-year Seller Note Securities Purchase Agreement with IITRI, which we refer to as the Subordinated Note, with a face value of $39.9 million. The Subordinated Note served as part of the purchase price paid for IITRI’s assets in the acquisition. The subordinated note bears interest at a rate of six percent per year through December 2008 payable quarterly by the issuance of non-interest bearing notes, which we refer to as paid-in-kind notes or PIK notes, maturing at the same time as the subordinated note. The issuance of the PIK notes has the effect of deferring the underlying interest expense on the subordinated note but because the PIK notes do themselves bear interest, they will not have the effect of compounding any interest on these interest payment obligations. Commencing December 2008 the subordinated note will bear interest at 16% per year payable quarterly in cash through the time of repayment in full of the subordinated note. Principal on the subordinated note will be payable in equal installments of $19.95 million in December 2009 and December 2010; the PIK notes are also due in equal installments of $7.2 million on these same dates.

      We issued detachable warrants with the mezzanine note and the subordinated note. The warrants associated with the mezzanine note represent the right to buy approximately 12 percent of our shares of common stock on a fully diluted basis (assuming the exercise of all outstanding warrants), at an exercise price of $10 per share. These warrants are exercisable until the sixth anniversary of the issue date. These warrants also contain a put right whereby the warrantholder has the right, within thirty days prior to the sixth anniversary date (or within thirty days after delivery to the current holders of an appraisal of the per share value of our common stock as of September 30, 2008, if the ESOP still exists and no public market price exists for our common stock) or within thirty days after a change in control, to require us to purchase the warrants back at the then current fair value of common stock, minus the warrants’ exercise price. The warrants associated with the subordinated note represent the right to buy approximately 26 percent of our shares of common stock on a fully diluted basis (assuming the exercise of all outstanding warrants) at an exercise price of $10 per share. These warrants are exercisable until the eighth anniversary of the issue date. These warrants also contain a put right whereby the warrantholder has the right to require us to purchase the warrants back at the then current fair value of common stock, minus the warrants’ exercise price. This put right applies to up to 50 percent of these warrants within thirty days prior to the seventh anniversary of the issue date (or within thirty days after delivery to the warrant holders of an appraisal of the per shares value of our common stock as of September 30, 2009, if the ESOP still exists and no public market price exists for our common stock), and up to 100 percent of these warrants within thirty days prior to the eighth anniversary of the issue date (or within thirty days after delivery to the warrant holders of an appraisal of the per share value of our common stock as of September 30, 2010, if the ESOP still exists and no public market value exists for our common stock). All put rights terminate upon one or more underwritten public offerings of Alion common stock resulting in aggregate gross proceeds of at least $30.0 million to the sellers (excluding proceeds received from certain affiliates of Alion).

      Under the terms of the senior credit facility, we are subject to covenants including financial covenants with respect to minimum fixed charge average, maximum total senior leverage, maximum total leverage, maximum capital expenditures and minimum EBITDAE. EBITDAE means earnings before interest, taxes, depreciation, amortization, ESOP repurchase obligations and non-cash compensation expenses. The mezzanine note contains financial covenants similar to those contained in the senior credit facility, but relaxed on terms mutually agreed upon among us, IITRI and the senior lenders. The subordinated note includes customary covenants for deeply subordinated obligations, including the timely payment of principal and interest.

      We have earnout payment obligations to AB Technologies, Inc. which will not exceed $11.5 million, related to an earnout arrangement, which are due in March 2003, March 2004 and March 2005. We will have principal obligations on the senior term note payable in quarterly installments, yielding aggregate annual principal repayments in the following amounts:

      Our minimum lease payment obligations under non-cancelable operating leases for years ending September 30, 2003, 2004, 2005, 2006 and 2007, are $8.5 million, $7.9 million, $7.5 million, $5.6 million, and $5.7 million, respectively. The remaining aggregate obligations on these leases thereafter are $11.0 million. Commercial facility lease expenses are included in these amounts. These commercial facility lease obligations are currently reimbursable costs under our government contracts, or may be cancelled upon termination of the related contracts.

      Other contingent liabilities which will impact our cash flow relate to

•	our repurchase obligations under the KSOP which may be significant commencing in 2004;

•	our obligations related to the holder’s put right associated with the mezzanine note warrants;

•	our obligations related to the holder’s put right associated with the subordinated note warrants;

•	the estimated value of our obligations relating to our stock appreciation rights, or SAR, program; and

•	the estimated value of our obligations relating to our deferred compensation programs for our senior managers.

      We believe that cash flow from operations and cash available under our revolving credit facility will provide us with sufficient capital to fulfill our current business plan and to fund our working capital needs for at least the next 48 months. Although we expect to continue to have positive cash flow from operations, we will need to generate significant additional revenues and net income beyond our current revenue base in order to repay principal and interest on the indebtedness we will take on to fund the acquisition. Additionally, our business plan calls for us to continue to acquire companies with complementary technologies. If we do not have sufficient cash on hand to fund such acquisitions then we will be required to obtain financing to do so.

      Given our significant obligations that become due in years 2007, 2008, 2009, and 2010, we expect that we will need to refinance a portion of our indebtedness at least by fiscal year 2007. Our cash from operations will be insufficient to satisfy all of our obligations and we cannot be certain that we will be able to refinance at all or on terms that will be favorable to us. Moreover, if our plans or assumptions change, if our assumptions prove inaccurate, if we consummate investments in or acquisitions of other companies, if we experience unexpected costs or competitive pressures, or if our existing cash and projected cash flow from operations prove insufficient, we may need to obtain greater amounts of additional financing and sooner than expected. While it is our intention to enter only into new financing or refinancing that we consider advantageous, we cannot be certain that such sources of financing will be available to us in the future, or, if available, that they could be obtained on terms acceptable to us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to the Company’s existing credit facility. The $25.0 million revolver and up to $35.0 million of the Senior Term Note bear interest at variable rates tied to either the prime (base) rate or Eurodollar rate. Such variable rates would increase the risk that interest charges will increase materially if market interest rates increase. Partially offsetting these risks is that requirement imposed by the senior lenders that at least one-half of the outstanding principal amount of the Senior Term Note be subject to interest rate hedging agreements for a period of at least three years following the closing of the facility. The Company has not entered into these arrangements at this time, but such measures are expected to include any of an interest rate swap, interest rate cap or interest rate collar. A hypothetical 10% increase in interest rates (i.e., 110% of our current interest rates) would have increased our pro forma interest expense for the interim period ended December 20, 2002 by less than $0.05 million.

The Company does not use derivative financial instruments for speculative or trading purposes. The Company invests its excess cash in short-term, investment grade, interest-bearing securities. Finally, because our expenses and revenues from our international research contracts are generally denominated in U.S. dollars, we do not believe that our operations are subject to material risks associated with currency fluctuations.

ITEM 4. CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Chief Executive Officer and the Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures within the last ninety days and have concluded that the disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 16, 2002, IITRI, Alion’s predecessor entity, filed a lawsuit against Clyde Andrews and William Bewley in the U.S. District Court for the Eastern District of Virginia, which we refer to as the Court. Messrs. Andrews and Bewley were formerly the shareholders of AB Technologies, Inc. IITRI acquired substantially all of the assets of AB Technologies in February 2000.

In the complaint, IITRI states that:

•	Prior to its acquisition of AB Technologies’ assets, AB Technologies provided IITRI financial statements for the acquired business dated July 31, 1998 that were not audited and that did not conform to generally accepted accounting principles, or GAAP;

•	IITRI based its initial purchase price on the unaudited statements;

•	the AB Technologies asset purchase agreement specifies that the parties will adjust the purchase price after receiving audited, GAAP-compliant financial statements, based on the conditions of the business as of March 31, 1999;

•	after the acquisition, IITRI retained a nationally recognized accounting firm to review the financial condition of the business as of March 31, 1999. The results of the procedures performed indicated that IITRI was entitled to a downward price adjustment of approximately $1.1 million from the $5.0 million that IITRI had paid for the assets;

•	the AB Technologies asset purchase agreement also provides that IITRI will pay the shareholders of AB Technologies an earnout for a period of five years after closing, which is calculated generally as a percentage of the net income of the business after it became an operating unit of IITRI;

•	the AB Technologies asset purchase agreement requires Messrs. Andrews and Bewley to distribute 7.5 percent of the annual earnout payments to employees of the acquired business and they have failed to do so; and

•	the AB Technologies asset purchase agreement also requires the parties to submit any disputes relating to the purchase price adjustment and the earnout to a mutually agreed upon, independent accounting firm.

After IITRI’s efforts failed to persuade Messrs. Andrews and Bewley to resolve these disputes through negotiation and to honor the AB Technologies asset purchase agreement’s requirement to submit the disputes to an accounting firm, IITRI filed this lawsuit. The lawsuit asks the Court to compel Messrs. Andrews and Bewley to submit disputed issues to an independent accounting firm, in accordance with the requirements of the asset purchase agreement. The lawsuit also asks the Court to make a declaratory judgment concluding that IITRI is entitled to an approximately $1.1 million downward adjustment of the purchase price paid under the asset purchase agreement, and that IITRI properly computed the earnout in accordance with the earnout formula in the asset purchase agreement.

Messrs. Andrews and Bewley filed a lawsuit against IITRI in Circuit Court for Fairfax County, Virginia on September 12, 2002. The complaint filed by Messrs. Andrews and Bewley alleges breach of the AB Technologies asset purchase agreement, and claims damages of at least $8.2 million. Their lawsuit does not explain how Messrs. Andrews and Bewley calculate their damages figure. Messrs. Andrews and Bewley have also asked the court to order an accounting of their earnout. IITRI filed a Notice of Removal, asking the U.S. District Court for the Eastern District of Virginia to remove Messrs. Andrews and Bewley’s lawsuit from state court and assume jurisdiction over it in federal court. That Removal was granted, and Messrs. Andrews and Bewley’s lawsuit was consolidated into IITRI’s lawsuit in federal court. The federal court has stayed the litigation and ordered both parties to submit the dispute to an independent accounting firm to arbitrate the dispute, as requested in IITRI’s complaint.

At the closing of Alion’s acquisition of IITRI’s assets, Alion assumed responsibility for and acquired all claims under both of these lawsuits.

Other than the foregoing actions, we are not involved in any legal proceeding other than routine legal proceedings occurring in the ordinary course of business. We believe that these routine legal proceedings, in the aggregate, are not material to our financial condition and results of operations.

As a government contractor, we may be subject from time to time to federal government inquiries relating to our operations and audits of our accounting procedures by the Defense Contract Audit Agency. Government contractors who are found to have violated the False Claims Act, or who are indicted or convicted for violations of other federal laws, may be suspended or debarred from government contracting for some period. Such an event could also result in fines or penalties. Given our dependence on federal government contracts, suspension or debarment could have a material adverse effect on the Company. We are not aware of any such claims or investigations against us.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On December 20, 2002, we raised approximately $25.8 million in gross proceeds through a private placement of our common stock. A total of 2,575,408 shares of our common stock were sold to the ESOP at a price of $10.00 per share. The shares of common stock were offered pursuant to an exemption to registration provided under Section 4(2) of the Securities Act of 1933, as amended, as the sale was made without general solicitation or advertising and the ESOP was a sophisticated investor with access to all relevant information.

As payment of $20.3 million of the total purchase price for the acquisition of substantially of all IITRI’s assets, as of December 20, 2002, we issued to IITRI the Mezzanine Note together with 524,229 warrants redeemable for shares of our common stock. The warrants have an exercise price of $10 per share, subject to adjustments and are exercisable until the sixth anniversary of the issue date for the warrants. The warrants were offered pursuant to an exemption to registration provided under Section 4(2) of the Securities Act of 1933, as amended, as the sale was made without general solicitation or advertising and IITRI was a sophisticated investor with access to all relevant information.

As payment of $39.9 million of the total purchase price for the acquisition of substantially all of IITRI’s assets, as of December 20, 2002, we issued to IITRI the Subordinated Note together with 1,080,437 warrants redeemable for shares of our common stock. The warrants have an exercise price of $10 per share, subject to adjustments and are exercisable until the eighth anniversary of the issuance date for the warrants. The warrants were offered pursuant to an exemption to registration provided under Section 4(2) of the Securities Act of 1933, as amended, as the sale was made without general solicitation or advertising and IITRI was a sophisticated investor with access to all relevant information.

In exchange for Dr. Atefi’s agreement to waive his right to payment to him of $0.86 million from his deferred compensation account with IITRI, as of December 20, 2002, we entered into a deferred compensation agreement with Dr. Atefi and issued 22,062 warrants redeemable for shares of our common stock. The warrants have an exercise price of $10 per share, subject to adjustments. The warrants were offered pursuant to an exemption to registration provided under Section 4(2) of the Securities Act of 1933, as amended, as the sale was made without general solicitation or advertising and Dr. Atefi was a sophisticated investor with access to all relevant information.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

Exhibit
No.	Description

3.1	Second Amended and Restated Certificate of Incorporation of Beagle Holdings, Inc.(3)
3.2	Amended and Restated By-laws of Alion Science and Technology Corporation.(1)
4.1	Amended and Restated Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(2)
10.1	Fourth Amended and Restated Asset Purchase Agreement by and between Alion Science and Technology Corporation and IITRI.(1)
10.2	Alion Science and Technology Corporation 2002 Stock Appreciation Rights Plan by and between Alion Science and Technology Corporation, and its directors, officers, and employees.(1)
10.3	Revolving credit and term loan facility by and among LaSalle Bank National Association as agent, various lenders and Alion Science and Technology Corporation.

10.4	Mezzanine Note Securities Purchase Agreement by and between IITRI and Alion Science and Technology Corporation.

10.4.1	Mezzanine Note Securities Purchase Agreement Waiver Letter Agreement.(2)

10.5	Seller Note Securities Purchase Agreement by and between IITRI and Alion Science and Technology Corporation.(2)

10.6	Mezzanine Warrant Agreement.
10.7	Seller Warrant Agreement.
10.8	Rights Agreement.(2)
10.9	Retention Agreement, dated September 1, 2001, between IITRI and Bahman Atefi.(4)
10.10	Retention Agreement, dated September 1, 2001, between IITRI and Stacy Mendler.(4)
10.11	Retention Agreement, dated September 1, 2001, between IITRI and Randy Crawford.(4)
10.12	Retention Agreement, dated September 1, 2001, between IITRI and Barry Watson.(4)
10.13	Retention Agreement, dated September 1, 2001, between IITRI and Stephen Trichka.(4)
10.14	Employment Agreement between Alion Science and Technology Corporation and Bahman Atefi.(1)
10.15	Employment Agreement between Alion Science and Technology Corporation and Stacy Mendler.(1)
10.16	Employment Agreement between Alion Science and Technology Corporation and Randy Crawford.(1)
10.17	Employment Agreement between Alion Science and Technology Corporation and Barry Watson.(1)
10.18	Employment Agreement between Alion Science and Technology Corporation and John Hughes.(1)
10.19	Agreement regarding Employment between Alion Science and Tehcnology Corporation and Stephen Trichka dated December 20, 2002.
10.20	Agreement regarding Employment between Alion Science and Tehcnology Corporation and Gary Amstutz dated December 20, 2002.
10.21	Alion Mezzanine Deferred Compensation Agreement between Alion Science and Technology Corporation and Bahman Atefi.
10.22	Alion Mezzanine Warrant Agreement between Alion Science and Technology Corporation, Alion Science and Technology Corporation Employee Ownership, Savings and Investment Trust, and Bahman Atefi.
10.23	Alion Executive Deferred Compensation Plan.(2)

10.24	Alion Director Deferred Compensation Plan.(2)
10.25	Stock Purchase Agreement between Alion Science and Technology Corporation and Alion Science and Technology Corporation Employee Ownership, Savings and Investment Trust.
99.1	Certification of Bahman Atefi, Chief Executive Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of John M. Hughes, Chief Financial Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Post-Effective Amendment No. 2 to the Registration Statement on Form S–1 filed with the Securities and Exchange Commission on December 9, 2002 (File no. 950133–2–4018).

(2)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Pre-Effective Amendment No. 3 to the Registration Statement on Form S–1 filed with the Securities and Exchange Commission on October 7, 2002 (File no. 950133–2–3343).

(3)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Pre-Effective Amendment No. 2 to the Registration Statement on Form S–1 filed with the Securities and Exchange Commission on September 17, 2002 (File no. 950133–2–3224).

(4)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Registration Statement on Form S–1 filed with the Securities and Exchange Commission on June 4, 2002 (File no. 950133–2–2198).

     (b)  Reports on Form 8-K:

     The Company filed a Report on Form 8–K on December 24, 2002 with respect to Item 2. Acquisition or Disposition of Assets and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits (the closing of Alion’s acquisition of substantially all of IITRI’s assets on December 20, 2002).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALION SCIENCE AND TECHNOLOGY CORPORATION
Date: February 3, 2003	By:__________________________
Name: John M. Hughes
Title: Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

CERTIFICATION

     I, Bahman Atefi, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of Alion Science and Technology Corporation;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 3, 2003	By:__________________________
Bahman Atefi
Chief Executive Officer

CERTIFICATION

     I, John M. Hughes, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of Alion Science and Technology Corporation;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 3, 2003	By:_________________________
John M. Hughes
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Second Amended and Restated Certificate of Incorporation of Beagle Holdings, Inc.(3)
3.2	Amended and Restated By-laws of Alion Science and Technology Corporation.(1)
4.1	Amended and Restated Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(2)
10.1	Fourth Amended and Restated Asset Purchase Agreement by and between Alion Science and Technology Corporation and IITRI.(1)
10.2	Alion Science and Technology Corporation 2002 Stock Appreciation Rights Plan by and between Alion Science and Technology Corporation, and its directors, officers, and employees.(1)
10.3	revolving credit and term loan facility by and among LaSalle Bank National Association as agent, various lenders and Alion Science and Technology Corporation.
10.4	Mezzanine Note Securities Purchase Agreement by and between IITRI and Alion Science and Technology Corporation.
10.4.1	Mezzanine Note Securities Purchase Agreement Waiver Letter Agreement.(2)
10.5	Seller Note Securities Purchase Agreement by and between IITRI and Alion Science and Technology Corporation.(2)
10.6	Mezzanine Warrant Agreement.
10.7	Seller Warrant Agreement.
10.8	Rights Agreement.(2)
10.9	Retention Agreement, dated September 1, 2001, between IITRI and Bahman Atefi.(4)
10.10	Retention Agreement, dated September 1, 2001, between IITRI and Stacy Mendler.(4)
10.11	Retention Agreement, dated September 1, 2001, between IITRI and Randy Crawford.(4)
10.12	Retention Agreement, dated September 1, 2001, between IITRI and Barry Watson.(4)
10.13	Retention Agreement, dated September 1, 2001, between IITRI and Stephen Trichka.(4)

10.14	Employment Agreement between Alion Science and Technology Corporation and Bahman Atefi.(1)
10.15	Employment Agreement between Alion Science and Technology Corporation and Stacy Mendler.(1)
10.16	Employment Agreement between Alion Science and Technology Corporation and Randy Crawford.(1)
10.17	Employment Agreement between Alion Science and Technology Corporation and Barry Watson.(1)
10.18	Employment Agreement between Alion Science and Technology Corporation and John Hughes.(1)
10.19	Agreement regarding Employment between Alion Science and Tehcnology Corporation and Stephen Trichka dated December 20, 2002.
10.20	Agreement regarding Employment between Alion Science and Tehcnology Corporation and Gary Amstutz dated December 20, 2002.
10.21	Alion Mezzanine Deferred Compensation Agreement between Alion Science and Technology Corporation and Bahman Atefi.
10.22	Alion Mezzanine Warrant Agreement between Alion Science and Technology Corporation, Alion Science and Technology Corporation Employee Ownership, Savings and Investment Trust, and Bahman Atefi.
10.23	Alion Executive Deferred Compensation Plan.(2)
10.24	Alion Director Deferred Compensation Plan.(2)
10.25	Stock Purchase Agreement between Alion Science and Technology Corporation and Alion Science and Technology Corporation Employee Ownership, Savings and Investment Trust.
99.1	Certification of Bahman Atefi, Chief Executive Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of John M. Hughes, Chief Financial Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Post-Effective Amendment No. 2 to the Registration Statement on Form S–1 filed with the Securities and Exchange Commission on December 9, 2002 (File no. 950133–2–4018).

(2)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Pre-Effective Amendment No. 3 to the Registration Statement on Form S–1 filed with the Securities and Exchange Commission on October 7, 2002 (File no. 950133–2–3343).

(3)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Pre-Effective Amendment No. 2 to the Registration Statement on Form S–1 filed with the Securities and Exchange Commission on September 17, 2002 (File no. 950133–2–3224).

(4)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Registration Statement on Form S–1 filed with the Securities and Exchange Commission on June 4, 2002 (File no. 950133–2–2198).