Form 10-Q/A
period 2002-12-20
ALION SCIENCE & TECHNOLOGY CORP
filed 2003-02-06
CIK 1166568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

________________________

AMENDMENT NO. 1
TO
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
FOR THE INTERIM PERIOD ENDED DECEMBER 20, 2002

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALION SCIENCE AND TECHNOLOGY CORPORATION
Consolidated Balance Sheets
As of September 30, 2002 and December 20, 2002
(In thousands except share information)
(Unaudited)

	September 30,	December 20,
	2002	2002

Assets
Current assets:
Cash	$5	$989
Restricted cash	—	189
Accounts receivable, less allowance of $3,267 at December 20, 2002	—	48,333
Note receivable from Trust	1	296
Other current assets	—	3,718

Total current assets	6	53,525
Fixed assets	—	9,908
Intangible assets	—	30,645
Goodwill	—	58,944

Total assets	6	153,022

Liabilities and Shareholder’s Equity
Current liabilities:
Note payable to bank	$10	$—
Current portion of long-term debt	—	7,000
Current portion of senior note payable	—	3,750
Trade accounts payable and accrued liabilities	—	10,213
Accrued payroll and related liabilities	4	10,737
Advance payments	—	189
Billings in excess of costs and estimated earnings on uncompleted contracts	—	1,206

Total current liabilities	15	33,095
Long-term debt, excluding current portion	—	1,172
Senior note payable, excluding current portion	—	29,550
Mezzanine note payable	—	17,237
Subordinated note payable	—	32,828
Agreement with officer	—	728
Accrued postretirement benefit obligation	—	2,400
Redeemable common stock warrants	—	10,308

Total liabilities	15	127,318
Shareholder’s equity:
Common stock, $0.01 par value, 15,000,000 shares authorized, 100 shares and 2,575,508 issued and outstanding at September 30, 2002 and December 20, 2002, respectively	—	26
Additional paid-in capital	1	25,729
Accumulated deficit	(10)	(51)

Total shareholder’s equity (deficit)	(9)	25,704

Total liabilities and shareholder’s equity	$6	$153,022

See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION
Consolidated Statements of Operations
Interim Periods Ended December 21, 2001
and December 20, 2002
(In thousands)
(Unaudited)

	Interim Period	Interim Period
	Ended	Ended
	December 21, 2001	December 20, 2002

Operating expenses:
General and administrative	$—	$41

Total operating expenses	—	41

Operating loss	—	(41)

Net loss	$—	$(41)

See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION
Pro Forma Consolidated Statements of Operations (See Note 9)
Interim Periods Ended December 21, 2001
and December 20, 2002
(In thousands except share data)
(Unaudited)

	Pro Forma	Pro Forma
	Interim Period	Interim Period
	Ended	Ended
	December 21, 2001	December 20, 2002

Contract revenue	$43,701	$47,265
Direct contract expenses	32,086	34,654

Gross profit	11,615	12,611

Operating expenses:
Indirect contract expenses	2,545	2,568
Research and development	91	36
General and administrative	4,135	5,313
Nonrecurring transaction costs	—	5,448
Rental and occupancy expense	1,974	2,201
Depreciation and amortization	2,753	2,883
Bad debt expense	53	120

Total operating expenses	11,551	18,569

Operating income (loss)	64	(5,958)
Other income (expense):
Interest income	2	22
Interest expense	(2,256)	(2,252)
Other	(27)	(23)

Loss before income taxes	(2,217)	(8,211)
Income tax expense	(207)	(27)

Net income (loss)	$(2,424)	$(8,238)

Pro forma basic loss per share	$(0.94)	$(3.20)

Pro forma diluted loss per share	$(0.94)	$(3.20)

Pro forma basic weighted average common shares outstanding	2,575,508	2,575,508
Pro forma diluted weighted average common shares outstanding	2,575,508	2,575,508

See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION
Consolidated Statement of Shareholder’s Equity (Deficit)
Interim Period ended December 20, 2002
(In thousands except share data)
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

ALION SCIENCE AND TECHNOLOGY CORPORATION
Consolidated Statements of Cash Flows
Interim Periods Ended December 21, 2001 and December 20, 2002
(In thousands except share information)

	Interim Period	Interim Period
	Ended	Ended
	December 21, 2001	December 20, 2002

Cash flows from operating activities:
Net loss	$—	$(41)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities, net of effect of acquisition:
Trade accounts payable and accrued liabilities	—	36

Net cash used in operating activities	—	(5)

Net cash flows from investing activities:
Cash paid for acquisition of selected operations of IITRI (net of cash acquired)	—	(58,571)

Net cash used in investing activities	—	(58,571)

Cash flows from financing activities:
Borrowings from senior note payable	—	35,000
Payment of debt issuance costs	—	(1,700)
Repayment of IITRI revolving credit facility	—	(6,188)
Borrowings under revolving credit facility	—	7,000
Repayment of note payable to bank	—	(10)
Proceeds from Agreement with Officer	1	—
Amounts loaned to Trust	(1)	—
Issuance of common stock to Trust	1	25,458

Net cash provided by financing activities	1	59,560

Net increase in cash	1	984
Cash at beginning of period	—	5

Cash at end of period	1	989

Supplemental disclosure of noncash financing activities
Mezzanine note and warrants issued for acquisition of selected operations of IITRI	$—	$20,343
Subordinated note and warrants issued for acquisition of selected operations of IITRI	—	39,900
Additional non-cash consideration paid for the acquisition of selected operations of IITRI	—	792
Issuance of common stock to Trust for amounts due from Trust	—	296
Deferred compensation arrangement with officer	—	857

      See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interim periods ended December 21, 2001 and December 20, 2002 (unaudited)

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

On December 20, 2002, Alion completed the acquisition of substantially all of the assets and certain of the liabilities of IITRI for an aggregate cost of approximately $128.4 million which includes cash and notes issued to IITRI aggregating $119.9 million and the assumption of $6.2 million of IITRI bank debt and reimbursement of $2.3 million of IITRI’s transaction costs which were included in the liabilities assumed by Alion in the Transaction. See Note 9.

2.     Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Alion and its wholly-owned subsidiary Human Factors Applications, Inc. (HFA) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial information. Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period ended December 20, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2003. For further information, refer to the consolidated financial statements and notes thereto included in the registration statement on Form S-1 (No. 333-89756) filed by the Company on December 9, 2002.

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

     Recently Issued Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs of Exit or Disposal Activities. SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This statement requires that an exit or disposal activity related cost be recognized when the liability is incurred instead of when an entity commits to an exit plan. The provisions of SFAS No. 146 are effective for restructuring transactions initiated after December 31, 2002. The Company does not believe SFAS 146 will have a material impact on its future earnings or financial position.

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

5.     Goodwill and Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with the provisions of SFAS No. 142, which requires, among other things, the discontinuance of goodwill amortization. In addition, goodwill is to be reviewed at least annually for impairment. The Company has elected to perform this review annually at the end of each fiscal year. The accompanying pro forma statements of operations exclude historical goodwill amortization expense.

As a result of the Transaction described in Note 1, the Company recorded goodwill of approximately $58.9 million, which will be subject to the aforementioned annual impairment review. In addition, the Company recorded intangible assets of approximately $30.6 million, comprised primarily of purchased contracts. The intangible assets have an estimated useful life of three years and will be amortized using the straight-line method.

6.     Redeemable Common Stock Warrants

In connection with the issuance of the Mezzanine Note, Subordinated Note, and the Deferred Compensation Agreement described in Note 7, the Company issued 524,229, 1,080,437, and 22,062, respectively, detachable redeemable common stock warrants (the Warrants) to the holders of the notes. The Warrants have an exercise price of $10 per share and are exercisable until the sixth anniversary of the issue date for the warrants associated with the Mezzanine Note and the Deferred Compensation Agreement and until the eighth anniversary of the issuance date for the warrants associated with the Subordinated Note. In addition, the Warrants enable the holders to sell the warrants back to the Company, at predetermined times, at the then current fair value of the common stock less the exercise price. Accordingly, the warrants are classified as debt instruments in accordance with Emerging Issues Task Force No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. The estimated fair value of the Warrants of approximately $10.3 million on the date of issuance was recorded as a discount to the face value of the notes issued and as a liability in the accompanying consolidated balance sheet.

7.     Long-term Debt

On December 18, 2002, the Company entered into a Business Loan and Security Agreement with LaSalle Bank National Association, US Bank, National Cooperative Bank, Orix and BB&T Bank to refinance and replace debt previously held by IITRI (Senior Credit Facility). The Senior Credit Facility provides for a $25.0 million revolving credit facility and a $35.0 million term loan (Senior Term Note), which terminates on December 6, 2007. Borrowings under the Senior Credit Facility are collateralized by the Company’s eligible contract receivables, inventory, all of the Company’s stock in its subsidiaries and our property and equipment and bear interest at the London Interbank Offering Rate (LIBOR), or the lender’s prime rate, plus market-rate spreads that are determined based on a Company leverage ratio calculation. The LIBOR spreads may range from 2.75% to 3.50% and the prime rate spreads may range from 1.25% to 2.00%. At December 20, 2002, the Company had approximately $42.0 million in borrowings outstanding under the Senior Credit Facility, comprised of approximately $7.0 million drawn under the $25 million revolving credit facility and $35.0 million under the Senior Term Note.

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

On December 20, 2002, the Company entered into a Mezzanine Deferred Compensation Agreement with an officer for approximately $0.86 million (Deferred Compensation Agreement). The Deferred Compensation Agreement bears interest at a rate of 12 percent per year. In most circumstances, at the officer's election, interest is payable quarterly in cash or credited to the officer's account. The principal amount of deferred compensation plus accrued but unpaid interest on his account is payable in full thirty days after the sixth anniversary of the agreement or the date the holders of the Mezzanine Note have been paid in full. The Deferred Compensation Agreement is subordinate to the Senior Credit Facility and ranks pari passu with the Mezzanine Note.

Under the terms of the Senior Credit Facility and Mezzanine Note, the Company is subject to covenants including financial covenants with respect to minimum fixed charge coverage, maximum total senior leverage, maximum total leverage, maximum capital expenditures, minimum EBITDAE, as defined, and other customary covenants.

8.     Segment Information and Customer Concentration

The Company operates in one segment, delivering a broad array of scientific and engineering expertise to research and develop technological solutions for problems relating to national defense, public health and safety under contracts with the U.S. Government, state and local governments, and commercial customers. The Company’s federal government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use the Company’s services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization.

Revenues from services provided to various agencies of the U.S. Government by the business acquired from IITRI represented $46.7 million or approximately 99%, and $42.9 million or approximately 98%, of revenues for the interim periods ended December 20, 2002 and December 21, 2001, respectively. Contract receivables from agencies of the U.S. Government represented approximately $43.9 million, or 91%, of accounts receivable at December 20, 2002 and 96% at December 21, 2001.

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

9.     Acquisition and Pro Forma Information

On December 20, 2002, Alion acquired substantially all of the assets and certain of the liabilities of IITRI, excluding the assets and liabilities of IITRI’s Life Sciences Operation (the Transaction) for approximately $128.4 million which includes cash and notes issued to IITRI aggregating $119.9 million and the assumption of $6.2 million of IITRI bank debt and reimbursement of $2.3 million of IITRI’s transaction costs which were included in the liabilities assumed by Alion in the Transaction. In connection with the acquisition, the Company formed the KSOP, which has an ESOP component. The ESOP trustee, State Street Bank and Trust Company, used the proceeds from the ESOP aggregating approximately $25.8 million to acquire approximately 2.58 million shares or 100% of the Company’s outstanding common stock. The Company used the funds from the sale of common stock to the ESOP and proceeds from the other debt instruments described in Note 7, to fund the Transaction. The acquisition was accounted for using the purchase method. The acquisition occurred on the last day of the Company’s interim period and accordingly, the accompanying consolidated income statements exclude the results of operations of the acquired company. The purchase price has been allocated to the acquired assets and assumed liabilities based on their estimated fair values at the date of acquisition. The purchase price allocation is preliminary and subject to change. The Company is currently completing its analysis of intangible assets acquired and estimated fair values of certain fixed assets acquired.

Prior to the Transaction, the Company’s activities had been organizational in nature. The consolidated balance sheet as of December 20, 2002 reflects the estimated fair values of the acquired assets and assumed liabilities, the sale of common stock to the ESOP, and the debt and warrants issued as described in Note 7.

The pro forma consolidated statements of operations for the interim periods ended December 20, 2002 and December 21, 2001 have been prepared by giving effect to the following transactions as if those transactions had been consummated on October 1, 2002 and 2001, respectively:

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

The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following: changes to the ERISA laws related to the Company’s Employee Ownership, Savings and Investment Plan; changes to the tax laws relating to the treatment and deductibility of goodwill, the Company’s subchapter S status, or any change in the Company’s effective tax rate; additional costs associated with compliance with the Sarbanes-Oxley Act of 2002, including any changes in the SEC’s rules, and other corporate governance requirements; failure of government customers to exercise options under contracts; funding decisions relating to U.S. Government projects; government contract procurement (such as bid protest) and termination risks; competitive factors such as pricing pressures and/or competition to hire and retain employees; the results of current and/or future legal proceedings and government agency proceedings which may arise out of our operations (including our contracts with government agencies) and the attendant risks of fines, liabilities, penalties, suspension and/or debarment; material changes in laws or regulations applicable to the Company’s businesses; as well as other risk factors discussed in the Company’s registration statement on Form S-1 filed with the SEC on December 9, 2002.

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

The majority of our revenues are derived from cost-plus-fixed-fee, cost-plus-award-fee, firm-fixed-price, or time-and-materials contracts. Absent evidence to the contrary, we recognize revenue as follows. Under cost-plus-fixed-fee or cost-plus-award-fee contracts, revenues are recognized as costs are incurred and include an estimate of applicable fees earned. Under firm-fixed-price contracts, revenues are estimated on the percentage of completion method, on the basis of costs incurred in relation to estimated total costs, or upon delivery of specific products or services, as appropriate. For time-and-materials contracts, revenues are computed by multiplying the number of direct labor-hours expended in the performance of the contract by the contract billing rates and adding other billable direct costs. Performance incentives are incorporated in certain contracts, which provide increased and decreased revenues based on actual performance compared to established targets. Incentives based upon cost performance are recorded when earned and other incentives and awards are recorded when the amounts are earned and reasonably determined, or are awarded. In certain circumstances, revenues are recognized when contract amendments have not been finalized. Prior to agreeing to commence work directed by the customer and before receipt of the written modification or amendment to the existing contract, we require the completion of an internal memo that assesses the probability of the modification being executed in a timely fashion and our ability to subsequently collect payment from the customer.

Contract revenue recognition inherently involves estimation. Examples of estimates include the contemplated level of effort to accomplish the tasks under contract, the cost of the effort, and the ongoing assessment of our progress towards completing the contract. From time to time, as part of our standard management processes, facts develop that require us to revise our estimated total costs or revenues. In most cases, these revisions relate to changes in the contractual scope of our work. To the extent that a revised estimate affects contract profit or revenue previously recognized, we record the cumulative effect of the revision in the period in which the facts requiring the revision become known. Anticipated losses are recognized in the accounting period in which they are first determined.

For the interim period ended December 20, 2002, we derived approximately 63%, 20% and 17% of our pro forma revenues from cost-plus, time-and-materials and fixed-price contracts, respectively.

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

The majority of our revenues is earned under contracts with various departments and agencies, or prime contractors, of the federal government. Certain revenues and payments we receive are based on provisional billings and payments that are subject to adjustment under audit. Federal government agencies and departments have the right to challenge our cost estimates and allocation methodologies with respect to government contracts. Also, contracts with such agencies are subject to audit and possible adjustment to account for unallowable costs under cost-type contracts or other regulatory requirements affecting both cost-type and fixed-price contracts.

Goodwill and Identifiable Intangible Assets

Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired companies. As a result of the acquisition of substantially all of the assets and certain of the liabilities of IIT Research Institute on December 20, 2002, we recorded approximately $58.9 million of goodwill and approximately $30.6 million of intangible assets. In accordance with the provisions of SFAS No. 142, we no longer amortize goodwill, however goodwill is to be reviewed at least annually for impairment. We have elected to perform the annual review at the end of each fiscal year. In addition, we will assess the impairment of goodwill and identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important to possibly trigger an impairment review consist of:

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

The following table sets forth, for each period indicated, the percentage of our revenues derived from each of our major types of customers.

	Interim period ended

	December 21, 2001	December 20, 2002

Department of Defense	89.2%	93.0%
Federal Civilian Agencies	9.0	5.8
Commercial / State / Local	1.8	1.2

Total	100.0%	100.0%

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

Direct Contract Expenses. Direct contract expenses increased $2.6 million, or 8.1%, to $34.7 million for the interim period ended December 20, 2002, from $32.1 million for the equivalent period in 2001. As a percentage of revenue, direct contract expenses decreased to 73.3% for the interim period ended December 20, 2002 from 73.4% for the interim period ended December 21, 2001. As a component of direct contract expenses, direct labor costs for the interim period ended December 20, 2002, increased by 5.7% or $1.3 million, while other direct costs (ODC’s) increased by 44.4% or 0.4 million when compared to the interim period ended December 21, 2001. Material and subcontract costs increased $2.1 million, or 29.2%, to $9.3 million for the interim period ended December 20, 2002, compared to $7.2 million for the interim period ended December 21, 2001. The increase in direct labor costs was due to an increase in personnel, primarily in support of the JSC and NECDF contracts referenced above. ODC expenditures occur as a result of specific contract requirements.

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

Depreciation and Amortization. Depreciation and amortization expense increased approximately $0.1 million, or 3.6%, to $2.9 million for the interim period ended December 20, 2002, as compared to $2.8 million for the equivalent period in 2001. The increase in both depreciation expense and amortization expense is due in part to the acquisition of assets from Daedalic, Inc. This acquisition was effective May 29, 2002, and, therefore, the related amortization expense did not affect financial performance for the interim period ended December 20, 2002. Depreciation expense also increased due to implementation of the PeopleSoft human resources and payroll system. This amortization began in May 2002. For each respective interim period, approximately $2.4 million of total amortization expense was incurred associated with the intangible asset value assigned to purchased customer contracts. Additionally, for each respective interim period, approximately $0.1 million of depreciation expense was incurred, associated with the fair market value assigned to the purchased assets.

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

Other Income and Expense. Other expenses remained constant at approximately $2.3 million for the interim periods ended December 20, 2002 and December 21, 2001. For each respective interim period, approximately $2.2 million of interest expense was incurred related to the debt financing associated with purchase of the assets from IITRI.

Income Tax (Expense) Benefit. Our wholly-owned subsidiary, HFA, had operating income of approximately $0.1 million for the interim period ended December 20, 2002, compared to $0.3 million for the interim period ended December 21, 2001. As a result, HFA recorded income tax provisions of approximately $0.03 million and $0.2 million, respectively.

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

Liquidity and Capital Resources.

Historically, primary sources of liquidity of the business we acquired on December 20, 2002 have been cash provided by operations and revolving credit and term-loan facilities. We intend to fund our operations primarily through cash provided by operating activities and drawdowns from our revolving credit facility.

The following discussion relates to both the cash flows of the business we acquired from IITRI and the cash flows of Alion which have been reflected in Alion’s Consolidated Statements of Cash Flows provided herein.

Net cash used in operating activities of the business we acquired on December 20, 2002 was $4.2 million for the interim period ended December 20, 2002, an increased use of $2.4 million from the interim period ended December 21, 2001. The primary reason for this $2.4 million increase in cash used in operations was the cash payment, during the interim period ended December 20, 2002, of approximately $3.2 million in transaction costs associated with IITRI’s sale of assets to Alion.

Net cash used in investing activities of the business we acquired on December 20, 2002 was $0.5 million and $0.8 million for the interim periods ended December 20, 2002, and December 21, 2001, respectively, related primarily to purchases of fixed assets. During the interim period ended December 20, 2002, the cash Alion paid for the selected operations of IITRI was $58.6 million. Cash of $25.5 million was generated from the sale of Alion common stock to the ESOP Trust; and $33.1 million resulted from borrowings under the Senior Term Note.

Net cash provided by financing activities of the business we acquired on December 20, 2002 was $2.9 million for the interim period ended December 20, 2002, compared to cash provided by financing activities of $3.3 million for the interim period ended December 21, 2001. This decrease of $0.4 million in net cash provided by financing activities was primarily due to a decrease in borrowings under IITRI’s working capital bank facility. During the 2002 interim period, the additional financing required to complete the purchase of the selected operations of IITRI included a $35.0 Senior Term Note, a $20.3 million Mezzanine Note (with warrants), a $39.9 million Subordinated Note (with warrants), and the sale of $25.5 million of common stock to the ESOP Trust.

Discussion of debt structure:

On December 18, 2002, we executed a new Business Loan and Security Agreement with LaSalle Bank National Association, US Bank, National Cooperative Bank, Orix and BB&T Bank to refinance and replace IITRI’s prior credit arrangements. The new agreement provides for a $25.0 million revolving credit facility and a $35.0 million term loan. Under the term loan portion of this new senior credit facility, principal payments will be payable in quarterly installments yielding annual repayments in the following amounts:

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

On December 20, 2002, we executed a six-year Mezzanine Note Securities Purchase Agreement with IITRI, which we refer to as the Mezzanine Note, for $20.3 million. This was used as part of the consideration paid for the purchase of assets from IITRI. The Mezzanine Note is subordinate to the senior credit facility. We are required to pay the entire face value of the mezzanine note in a lump sum in December 2008. We have to make quarterly cash interest payments on the note until maturity. The interest rate is 12% per year.

On December 20, 2002, we also executed an eight-year Seller Note Securities Purchase Agreement with IITRI, which we refer to as the Subordinated Note, with a face value of $39.9 million. The Subordinated Note served as part of the purchase price paid for IITRI’s assets in the acquisition. The subordinated note bears interest at a rate of six percent per year through December 2008 payable quarterly by the issuance of non-interest bearing notes, which we refer to as paid-in-kind notes or PIK notes, maturing at the same time as the subordinated note. The issuance of the PIK notes has the effect of deferring the underlying interest expense on the subordinated note but because the PIK notes do not themselves bear interest, they will not have the effect of compounding any interest on these interest payment obligations. Commencing in December 2008 the subordinated note will bear interest at 16% per year payable quarterly in cash through the time of repayment in full of the subordinated note. Principal on the subordinated note will be payable in equal installments of $19.95 million in December 2009 and December 2010; the PIK notes are also due in equal installments of $7.2 million on these same dates.

We issued detachable warrants with the mezzanine note and the subordinated note. The warrants associated with the mezzanine note represent the right to buy approximately 12 percent of our shares of common stock on a fully diluted basis (assuming the exercise of all outstanding warrants), at an exercise price of $10 per share. These warrants are exercisable until the sixth anniversary of the issue date. These warrants also contain a put right whereby the warrantholder has the right, within thirty days prior to the sixth anniversary date (or within thirty days after delivery to the current holders of an appraisal of the per share value of our common stock as of September 30, 2008, if the ESOP still exists and no public market price exists for our common stock) or within thirty days after a change in control, to require us to purchase the warrants back at the then current fair value of common stock, minus the warrants’ exercise price. The warrants associated with the subordinated note represent the right to buy approximately 26 percent of our shares of common stock on a fully diluted basis (assuming the exercise of all outstanding warrants) at an exercise price of $10 per share. These warrants are exercisable until the eighth anniversary of the issue date. These warrants also contain a put right whereby the warrantholder has the right to require us to purchase the warrants back at the then current fair value of common stock, minus the warrants’ exercise price. This put right applies to up to 50 percent of these warrants within thirty days prior to the seventh anniversary of the issue date (or within thirty days after delivery to the warrant holders of an appraisal of the per share value of our common stock as of September 30, 2009, if the ESOP still exists and no public market price exists for our common stock), and up to 100 percent of these warrants within thirty days prior to the eighth anniversary of the issue date (or within thirty days after delivery to the warrant holders of an appraisal of the per share value of our common stock as of September 30, 2010, if the ESOP still exists and no public market value exists for our common stock). All put rights terminate upon one or more underwritten public offerings of Alion common stock resulting in aggregate gross proceeds of at least $30.0 million to the sellers (excluding proceeds received from certain affiliates of Alion).

Under the terms of the senior credit facility, we are subject to covenants including financial covenants with respect to minimum fixed charge coverage, maximum total senior leverage, maximum total leverage, maximum capital expenditures and minimum EBITDAE. EBITDAE means earnings before interest, taxes, depreciation, amortization, ESOP repurchase obligations and non-cash compensation expenses. The mezzanine note contains financial covenants similar to those contained in the senior credit facility, but relaxed on terms mutually agreed upon among us, IITRI and the senior lenders. The subordinated note includes customary covenants for deeply subordinated obligations, including the timely payment of principal and interest.

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

We believe that cash flow from operations and cash available under our revolving credit facility will provide us with sufficient capital to fulfill our current business plan and to fund our working capital needs for at least the next 48 months. Although we expect to have positive cash flow from operations, we will need to generate significant additional revenues and net income beyond our current revenue base in order to repay principal and interest on the indebtedness we took on to fund the acquisition of IITRI assets. Additionally, our business plan calls for us to continue to acquire companies with complementary technologies. If we do not have sufficient cash on hand to fund such acquisitions then we will be required to obtain financing to do so.

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

In the complaint, IITRI states that:

•	Prior to IITRI’s acquisition of AB Technologies’ assets, AB Technologies provided IITRI financial statements for the acquired business dated July 31, 1998 that were not audited and that did not conform to generally accepted accounting principles, or GAAP;

•	IITRI based its initial purchase price on the unaudited statements;

•	the AB Technologies asset purchase agreement specifies that the parties will adjust the purchase price after receiving audited, GAAP-compliant financial statements, based on the conditions of the business as of March 31, 1999;

•	after the acquisition, IITRI retained a nationally recognized accounting firm to review the financial condition of the business as of March 31, 1999. The results of the procedures performed indicated that IITRI was entitled to a downward price adjustment of approximately $1.1 million from the $5.0 million that IITRI had paid for the assets;

•	the AB Technologies asset purchase agreement also provides that IITRI will pay the shareholders of AB Technologies an earnout for a period of five years after closing, which is calculated generally as a percentage of the net income of the business after it became an operating unit of IITRI;

•	the AB Technologies asset purchase agreement requires Messrs. Andrews and Bewley to distribute 7.5 percent of the annual earnout payments to employees of the acquired business and they have failed to do so; and

•	the AB Technologies asset purchase agreement also requires the parties to submit any disputes relating to the purchase price adjustment and the earnout to a mutually agreed upon, independent accounting firm.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On December 20, 2002, we raised approximately $25.6 million in gross proceeds through a private placement of our common stock. A total of 2,575,408 shares of our common stock were sold to the ESOP at a price of $10.00 per share. The shares of common stock were offered pursuant to an exemption to registration provided under Section 4(2) of the Securities Act of 1933.

As payment of $20.3 million of the total purchase price for the acquisition of substantially of all IITRI’s assets, as of December 20, 2002, we issued to IITRI the Mezzanine Note together with 524,229 warrants to purchase shares of our common stock. The warrants have an exercise price of $10 per share, subject to adjustments and are exercisable until the sixth anniversary of the issue date. The warrants were offered pursuant to an exemption to registration provided under Section 4(2) of the Securities Act of 1933.

As payment of $39.9 million of the total purchase price for the acquisition of substantially all of IITRI’s assets, as of December 20, 2002, we issued to IITRI the Subordinated Note together with 1,080,437 warrants to purchase shares of our common stock. The warrants have an exercise price of $10 per share, subject to adjustments and are exercisable until the eighth anniversary of the issuance date. The warrants were offered pursuant to an exemption to registration provided under Section 4(2) of the Securities Act of 1933.

In exchange for Dr. Atefi’s agreement to waive his right to payment to him of $0.86 million from his deferred compensation account with IITRI, as of December 20, 2002, we entered into a deferred compensation agreement with Dr. Atefi and issued 22,062 warrants to purchase shares of our common stock. The warrants have an exercise price of $10 per share, subject to adjustments. The warrants were offered pursuant to an exemption to registration provided under Section 4(2) of the Securities Act of 1933.

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

ALION SCIENCE AND TECHNOLOGY CORPORATION
Date: February 6, 2003	By: /s/ John M. Hughes

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

Date: February 6, 2003	By: /s/ Bahman Atefi

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

Date: February 6, 2003	By: /s/ John M. Hughes

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