Form 10-Q
period 2003-03-14
ALION SCIENCE & TECHNOLOGY CORP
filed 2003-04-28
CIK 1166568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 14, 2003.

OR

[ ] TRANSITION REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT 1934

FOR THE TRANSITION PERIOD FROM                           TO

COMMISSION FILE NUMBER 333-89756

ALION SCIENCE AND TECHNOLOGY CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	54-2061691
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

10 West 35th Street Chicago, IL 60616 (312) 567-4000	1750 Tysons Boulevard, Suite 1300 McLean, VA 22102 (703) 918-4480
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

[X] Yes     [ ] No

Indicate by check mark whether the registrant is an

accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]     No [X]

The number of shares outstanding of Alion Science and Technology Corporation common stock as of March 14, 2003, was:
Common Stock 2,575,508.127 Shares

ALION SCIENCE AND TECHNOLOGY CORPORATION

FORM 10-Q INDEX
FOR QUARTERLY PERIOD ENDED MARCH 14, 2003

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALION SCIENCE AND TECHNOLOGY CORPORATION

Consolidated Balance Sheets

As of March 14, 2003 (unaudited) and September 30, 2002

(In thousands, except share information)

	March 14,	September 30,
	2003	2002

	(unaudited)
Assets
Current assets:
Cash	$797	$6
Restricted cash	79	—
Accounts receivable, less allowance of $3,568 at March 14, 2003	48,491	—
Note receivable from Trust	—	1
Other current assets	3,850	—

Total current assets	53,217	7
Fixed assets, net	9,109	—
Intangible assets, net	28,289	—
Goodwill	60,918	—

Total assets	$151,533	$7

Liabilities and Shareholder’s Equity
Current liabilities:
Note payable to bank	$—	$10
Notes payable to officer	1	1
Current portion of long-term debt	7,000	—
Current portion of senior note payable	5,000	—
Trade accounts payable and accrued liabilities	10,051	—
Accrued payroll and related liabilities	11,198	86
Advance payments	86	—
Billings in excess of costs and estimated earnings on uncompleted contracts	533	—
Due to IITRI	3,240	—

Total current liabilities	37,109	97
Long-term debt, excluding current portion	956	—
Senior note payable, excluding current portion	27,156	—
Mezzanine note payable	17,357	—
Subordinated note payable	33,010	—
Payable under agreement with officer	731	—
Accrued postretirement benefit obligation	2,357	—
Redeemable common stock warrants	10,308	—

Total liabilities	128,984	97
Shareholder’s equity:
Common stock, $0.01 par value, 15,000,000 shares authorized, 100 shares and 2,575,508 shares issued and outstanding at September 30, 2002 and March 14, 2003, respectively	26	—
Additional paid-in capital	25,730	1
Accumulated deficit	(3,207)	(91)

Total shareholder’s equity (deficit)	22,549	(90)

Total liabilities and shareholder’s equity	$151,533	$7

See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

Consolidated Statements of Operations

For the 12-Week and 24-Week Periods Ended March 14, 2003 and March 15, 2002

(In thousands, except share information)
(Unaudited)

	For the 12-Week Period		For the 24-Week Period

	Ended	Ended	Ended	Ended
	March 14, 2003	March 15, 2002	March 14, 2003	March 15, 2002

Contract revenue	$49,005	$—	$49,005	$—
Direct contract expenses	36,031	—	36,031	—

Gross profit	12,974	—	12,974	—

Operating expenses:
Indirect contract expenses	2,848	—	2,848	—
Research and development	19	—	19	—
General and administrative	5,432	—	5,473	—
Nonrecurring transaction costs	388	—	388	—
Rental and occupancy expense	2,093	—	2,093	—
Depreciation and amortization	2,819	—	2,819	—
Bad debt expense	155	—	155	—

Total operating expense	13,754	—	13,795	—

Operating loss	(780)	—	(821)	—

Other expense:
Interest income	3	—	3	—
Interest expense	(2,223)	—	(2,223)	—
Other	(75)	—	(75)	—

Loss before income taxes	(3,075)	—	(3,116)	—
Income tax expense	—	—	—	—

Net loss	$(3,075)	$—	$(3,116)	$—

Basic and diluted loss per share	$(1.19)

Basic and diluted weighted average common shares outstanding	2,575,508

See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

Pro Forma Consolidated Statements of Operations (See Note 9)

For the 12-Week and 24-Week Periods Ended March 14, 2003 and March 15, 2002

(In thousands, except share information)
(Unaudited)

	Pro Forma		Pro Forma
	For the 12-Week Period		For the 24-Week Period

	Ended	Ended	Ended	Ended
	March 14, 2003	March 15, 2002	March 14, 2003	March 15, 2002

Contract revenue	$49,005	$44,852	$96,270	$88,554
Direct contract expenses	36,031	32,838	70,686	64,923

Gross profit	12,974	12,014	25,584	23,631

Operating expenses:
Indirect contract expenses	2,848	2,249	5,416	4,794
Research and development	19	114	55	205
General and administrative	5,432	4,710	10,746	9,373
Nonrecurring transaction costs	388	1,078	5,836	1,078
Rental and occupancy expense	2,093	1,981	4,294	3,846
Depreciation and amortization	2,819	2,789	5,702	5,548
Bad debt expense	155	6	275	9

Total operating expenses	13,754	12,927	32,324	24,853

Operating loss	(780)	(913)	(6,740)	(1,222)

Other expense:
Interest income	3	13	25	15
Interest expense	(2,223)	(2,178)	(4,377)	(4,335)
Other	(75)	19	(96)	(56)

Loss before income taxes	(3,075)	(3,059)	(11,188)	(5,598)
Income tax expense	—	(159)	(27)	(366)

Net loss	$(3,075)	$(3,218)	$(11,215)	$(5,964)

Pro forma basic and diluted loss per share	$(1.19)	$(1.25)	$(4.35)	$(2.32)

Pro forma basic and diluted weighted average common shares outstanding	2,575,508	2,575,508	2,575,508	2,575,508

See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

Consolidated Statement of Shareholder’s Equity (Deficit)

For the 24-Week Period Ended March 14, 2003

(In thousands, except share information)
(Unaudited)

			Additional
	Common	Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total

Balances at September 30, 2002	100	$—	$1	$(91)	$(90)
Issuance of common stock to Trust	2,575,408	26	25,729	—	25,755
Net loss, 24-week period ended March 14, 2003	—	—	—	(3,116)	(3,116)

Balances at March 14, 2003	2,575,508	$26	$25,730	$(3,207)	$22,549

See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

Consolidated Statements of Cash Flows

For the 24-Week Periods Ended March 14, 2003 and March 15, 2002

(In thousands)
(unaudited)

	For the 24-Week Period

	Ended	Ended
	March 14, 2003	March 15, 2002

Cash flows from operating activities
Net loss	$(3,116)	—
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,819	—
Accretion in value of debt-related warrants	307	—
Gain on investments	9	—
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable, net	934	—
Other assets	(1,146)	1
Trade accounts payable and accruals	(472)	—
Other liabilities	2,218	(1)

Net cash provided by operating activities	1,553	—

Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	(58,858)	—
Capital expenditures	(475)	—

Net cash used in investing activities	(59,333)	—

Cash flows from financing activities:
Proceeds from senior note payable	35,000	—
Payment of debt issuance costs	(1,700)	—
Repayment of senior note payable	(1,250)	—
Amortization of debt issuance costs	106	—
Proceeds from note due to officer	—	1
Loan to Trust	—	(1)
Borrowings under Alion revolving credit agreement	7,000	—
Repayments under IITRI revolving credit agreement	(6,185)	—
Payment of acquisition obligations	(155)	—
Distributions to former owner	0	—
Issuance of common stock to Trust	25,755	1

Net cash provided by financing activities	58,571	1

Net increase in cash	791	1
Cash at beginning of period	6	—

Cash at end of period	$797	$1

Supplemental disclosure of noncash financing activities:
Mezzanine note and warrants issued in connection with acquisition of selected operations of IITRI	$20,343	$—
Subordinated note and warrants issued in connection with acquisition of selected operations of IITRI	39,900	—
Bank debt assumed in connection with the acquisition of selected operations of IITRI	6,185	—
IITRI transaction costs assumed in connection with the acquisition of selected operations of IITRI	783	—
Additional non-cash consideration paid in connection with acquisition of selected operations of IITRI	1,798	—
Deferred compensation arrangement with officer	857	—

See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Interim periods ended March 14, 2003 and March 15, 2002 (unaudited)

1.	Description and Formation of the Business

      Alion Science and Technology Corporation (Alion or the Company) provides scientific and engineering expertise to research and develop technological solutions for problems relating to national defense, public health and safety. The Company provides these services primarily to agencies of the federal government and, to a much lesser extent, to commercial and international customers.

      Alion, a for-profit S Corporation, was formed in October 2001 for the purpose of purchasing substantially all of the assets and certain of the liabilities of IIT Research Institute (IITRI), a not-for-profit membership corporation.

      On December 20, 2002, Alion completed the acquisition of substantially all of the assets and certain of the liabilities of IITRI (the Transaction) for an aggregate cost of approximately $127.9 million which included cash and notes issued to IITRI aggregating $119.4 million, the assumption of $6.2 million of IITRI bank debt and reimbursement of $2.3 million of IITRI’s transaction costs included in the liabilities assumed by Alion in the Transaction. See Note 9.

2.	Basis of Presentation

      The accompanying unaudited consolidated financial statements include the accounts of Alion and its wholly-owned subsidiary Human Factors Applications, Inc. (HFA) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial information. Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 24-week interim period ended March 14, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2003. For further information, refer to the consolidated financial statements and notes thereto included in Post-Effective Amendment No. 3 to the Company’s registration statement on Form S-1 filed with the SEC on March 24, 2003.

      The preparation of financial statements, in conformity with generally accepted accounting principles in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ from those estimates.

3.	Summary of Significant Accounting Policies

Fiscal and Interim Periods

      The Company’s fiscal year ends on September 30. The Company operates on a 13-period fiscal year consisting of three, four-week periods in its first interim period; three, four-week periods in its second interim period; four, four-week periods in its third interim period; and the balance of the fiscal year of approximately three, four-week periods in its fourth interim period. Accordingly, comparisons between interim periods will need to consider the differing length of the third and fourth interim periods.

Revenue Recognition

      Alion’s revenue results from research and other services under a variety of contracts, some of which provide for reimbursement of costs plus fees and others of which are fixed-price or time-and-materials type contracts. Alion generally recognizes revenue when a contract has been executed, the contract price is fixed and determinable, delivery of the services or products has occurred and collectibles of the contract price is considered probable.

      Revenue on cost-plus contracts is recognized as costs are incurred plus a proportionate share of the fees earned.

      The percentage of completion method is used to recognize revenue on fixed-price contracts based on costs incurred in relation to total estimated costs. From time to time, facts develop that require Alion to revise its estimated total costs or revenue expected. The cumulative effect of the revised estimates are recorded in the period in which the facts requiring revisions become known. The full amount of anticipated losses on any type of contract are recognized in the period in which they become known.

      Under time-and-material contracts, labor and related costs are reimbursed at negotiated, fixed hourly rates. Revenue on time-and-materials contracts is recognized at contractually billable rates as labor hours and direct expenses are incurred.

Restricted Cash

      Restricted cash represents short-term restricted cash received from a customer as an advance payment on a contract. This short-term restricted cash is utilized as work is performed in accordance with the contract.

Property, Plant and Equipment

      Buildings, leasehold improvements and equipment are recorded at cost. Expenditures for maintenance and repairs are charged to current operations. Buildings and equipment are depreciated over their estimated useful lives (50 years for buildings and 3 to 15 years for the various classes of equipment) generally using the straight-line method. Leasehold improvements are amortized on the accumulated depreciation are deducted from the accounts, and the gain or loss is recognized in the consolidated statement of activities.

Income Taxes

      Under Subchapter S of the Internal Revenue Code, the stockholder of the Company will include the Company’s income in its own income for Federal and most state income tax purposes. Accordingly, the Company is not subject to Federal and most state income taxes.

Recently Issued Accounting Pronouncements

      In November 2002, the FASB released FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that a guarantor recognize a liability for the fair value of an obligation assumed under a guarantee. This interpretation also discusses additional disclosures to be made in the interim and annual financial statements of the guarantor about obligations under certain guarantees. The initial measurement and recognition requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. However, the disclosure requirements are effective for Alion in the Consolidated Financial Statements for interim periods during fiscal 2003. The adoption of FIN 45 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

Reclassifications

      Certain reclassifications have been made to previously reported balances to conform with the current-period presentation.

4.	Earnings Per Share

      Pro forma earnings per share have been computed as though the 2,575,408 shares sold by the Company to the employee stock ownership plan (ESOP) component of its Employee Ownership Savings and Investment

Plan (KSOP) to fund the Transaction described in Note 1 were outstanding for the entire pro forma periods presented. Prior to the sale of shares of common stock to the ESOP, the Company’s capital structure consisted of 100 shares of common stock issued and outstanding. Accordingly, historical earnings per share information for periods prior to the Transaction has not been presented as it is not indicative of the Company’s capital structure.

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

      As a result of the Transaction described in Note 1, the Company recorded goodwill of approximately $60.9 million, which will be subject to the aforementioned annual impairment review. In addition, the Company recorded intangible assets of approximately $30.6 million, comprised primarily of purchased contracts. The intangible assets have an estimated useful life of three years and will be amortized using the straight-line method.

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

      On December 20, 2002, we executed a senior credit agreement among LaSalle Bank National Association, US Bank, National Cooperative Bank, Orix Financial Services, Inc. and BB&T Bank to refinance and replace IITRI’s prior credit arrangements and to finance, in part, the IITRI acquisition. The senior credit facility consists of a $25.0 million revolving credit facility and a $35.0 million term loan. All principal obligations under the revolving credit facility are to be repaid in full no later than December 20, 2007. The senior credit facility is secured by a first priority, perfected security interest in all of our current and future tangible and intangible property.

      Principal repayments under the term loan will be payable in quarterly installments, yielding annual repayments in the following amounts:

2003	$5.0 million
2004	$5.0 million
2005	$7.5 million
2006	$8.5 million
2007	$9.0 million

      For the periods until the receipt of the compliance certificate and audited financial statements for the fiscal year ended September 30, 2003, our borrowings under the senior credit facility will bear interest at either of two floating rates: a per year rate equal to the Eurodollar rate plus 3.5 percent, or the prime rate (base rate) plus 2.0 percent. After the lenders’ receipt of our audited financial statements for the fiscal year ended September 30, 2003, the interest rate will equal the Eurodollar rate or the prime rate (base rate) plus varying margins which will vary depending on our leverage ratio.

      Effective February 14, 2003, we exercised our right to elect that the term note will bear interest at a Eurodollar rate. This election does not affect the interest rate applicable to amounts borrowed under the revolving line of credit. As a result, interest under the term note is payable at the prime rate (base rate) plus 2.0 percent until February 14, 2003. Thereafter and until the lenders’ receipt of our audited financial statements for fiscal year ending September 30, 2003, the term note will bear interest at the Eurodollar rate plus 3.5 percent.

      We entered into an interest rate cap agreement effective as of February 3, 2003 with one of our senior lenders. Under this agreement, our maximum effective rate of interest payable on the first $25 million of principal under of our term note will not exceed 6 percent. Any interest we pay on the first $25 million of principal in excess of 6 percent to the senior lenders pursuant to the terms of the senior credit facility will be calculated and reimbursed to us semiannually by the one senior lender pursuant to the cap agreement. This cap agreement expires February 3, 2007.

      On December 20, 2002, we issued to IITRI a mezzanine note securities purchase agreement with a face value of approximately $20.3 million (mezzanine note). The mezzanine note served as part of the consideration for the IITRI acquisition. We are required to pay interest on the mezzanine note at a rate of 12 percent per year, based on a year of twelve 30-day months and a 360-day year. Interest is payable quarterly in cash. We are required to pay the outstanding principal amount of the mezzanine note in a lump sum on December 20, 2008. The Mezzanine Note is subordinate to the senior credit facility, but ranks senior to the subordinated note.

      We issued on December 20, 2002, to IITRI a seller note under a seller note securities purchase agreement, which we refer to as the subordinated note, with a face value of $39.9 million. The subordinated note served as part of the purchase price for the IITRI acquisition. The subordinated note bears interest at a rate of six percent per year through December 2008 payable quarterly by the issuance of non-interest bearing notes, which we refer to as paid-in-kind notes or PIK notes, maturing at the same time as the subordinated note. The issuance of the PIK notes will have the effect of deferring the underlying interest expense on the subordinated note but because the PIK notes will not themselves bear interest, they will not have the effect of compounding any interest on these interest payment obligations. Commencing December 2008, the subordinated note will bear interest at 16% per year payable quarterly in cash through the time of repayment in full of the subordinated note. Principal on the subordinated note will be payable in equal installments of $19.95 million in December 2009 and December 2010; the PIK notes are also due in equal installments of $7.2 million on these same dates.

      On December 20, 2002, the Company entered into a deferred compensation agreement with Dr. Atefi as a condition to completing the IITRI acquisition. Under the deferred compensation agreement, Dr Atefi is entitled to payment from us of approximately $857,000 on December 20, 2008, plus 12% cash interest per year.

      Under the terms of the Senior Credit Facility and Mezzanine Note, the Company is subject to covenants including financial covenants with respect to minimum fixed charge coverage, maximum total senior leverage, maximum total leverage, maximum capital expenditures, minimum EBITDAE, as defined, and other customary covenants.

8.     Commitments & Contingencies

      On September 16, 2002, IITRI, substantially all of whose assets we acquired on December 20, 2002, filed a lawsuit against Clyde Andrews and William Bewley in the U.S. District Court for the Eastern District

of Virginia, which we refer to as the Court. Messrs. Andrews and Bewley were formerly the shareholders of AB Technologies, Inc. IITRI acquired substantially all of the assets of AB Technologies in February 2000.

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

      Messrs. Andrews and Bewley filed a lawsuit against IITRI in the Circuit Court for Fairfax County, Virginia on September 12, 2002. The complaint filed by Messrs. Andrews and Bewley alleges breach of the AB Technologies asset purchase agreement, and claims damages of at least $8.2 million. Their lawsuit does not explain how Messrs. Andrews and Bewley calculate their damages figure. Messrs. Andrews and Bewley have also asked the court to order an accounting of their earnout. IITRI filed a Notice of Removal, asking the U.S. District Court for the Eastern District of Virginia to remove Messrs. Andrews and Bewley’s lawsuit from state court and assume jurisdiction over it in federal court. That removal was granted. The federal court then stayed the litigation and ordered both parties to submit the dispute to an independent accounting firm to arbitrate the dispute, as requested in IITRI’s complaint. Grant Thornton is the accounting firm that has been selected to arbitrate the dispute.

      At the closing of Alion’s acquisition of IITRI’s assets, Alion assumed responsibility for and acquired all claims under both of these lawsuits.

      On February 28, 2003, Alion filed a lawsuit against Isovac Products, L.L.C., Inteledatics, Inc., James R. Gauger, George L. Stefanek and Joseph J. Petrovic in the Circuit Court of Cook County, Illinois, Chancery Division, which we refer to as the Court. Messrs. Gauger, Stefanek and Petrovic were formerly employed by IITRI.

      In the compliant that Alion filed, Alion states that:

•	IITRI contracted with the U.S. Army to develop a mobile rescue device that would enable rescuers to safely attend to and support victims of chemical or biological attacks, which IITRI named the Emergency Personal Isolation and Containment (or “EPIC”) Pod;

•	IITRI assembled a team of employees to conceive that device, including Messrs. Gauger, Stefanek and Petrovic;

•	In December 1998, IITRI filed a provisional patent application for the device;

•	In August 1999, Messrs. Gauger, Stefanek and Petrovic and IITRI employee Robert Mullins jointly filed a patent application, which assigned the patent to IITRI, that related back to IITRI’s December 1998 provisional patent application. The patent was awarded to IITRI in November 2001;

•	Messrs. Gauger, Stefanek and Petrovic each signed agreements assigning to IITRI all intellectual property rights arising out of ideas conceived during their employment with IITRI;

•	IITRI assigned these intellectual property rights to Alion on December 20, 2002 as part of the acquisition of substantially all of IITRI’s assets;

•	Messrs. Gauger, Stefanek and Petrovic each signed an acknowledgment of receipt of IITRI’s Code of Ethics, which states that they may not engage in outside activities that conflict with IITRI’s best interests;

•	Messrs. Gauger, Stefanek and Petrovic began a process starting in March 1999, while Messrs. Stefanek and Petrovic were still employed with IITRI, to form companies that would compete with IITRI using IITRI’s trade secrets;

•	Isovac Products, L.L.C., Inteledatics, Inc., James R. Gauger, George L. Stefanek and Joseph J. Petrovic, which we refer to collectively as the defendants, misappropriated IITRI’s trade secrets and filed a patent application on behalf of Isovac Products, L.L.C.;

•	Mr. Petrovic defamed IITRI’s product in an interview with the New York Times for the Defendants’ pecuniary gain and to cause harm to the reputation of IITRI’s products; and

•	IITRI assigned its rights to its claims against the defendants to Alion on December 20, 2002 as part of Alion’s acquisition of substantially all of IITRI’s assets.

      The defendants have received an extension of their deadline to file a responsive pleading until on or about May 14, 2003.

      Alion is seeking an injunction barring the defendants from using Alion’s trade secrets, as well as exemplary damages.

      Other than the foregoing actions, we are not involved in any legal proceeding other than routine legal proceedings occurring in the ordinary course of business. We believe that these routine legal proceedings, in the aggregate, are not material to our financial condition and results of operations.

      As a government contractor, we may be subject from time to time to federal government inquiries relating to our operations and audits of our accounting procedures by the Defense Contract Audit Agency. Government contractors who are found to have violated the False Claims Act, or who are indicted or convicted for violations of other federal laws, may be suspended or debarred from government contracting for some period. Such an event could also result in fines or penalties. Given our dependence on federal government contracts, suspension or debarment could have a material adverse effect on our company. We are not aware of any such claims or investigations against us.

9.	Segment Information and Customer Concentration

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

      Revenues from services provided to various agencies of the U.S. Government by the Company represented $94.6 million or approximately 98%, and $85.9 million or approximately 97%, of revenues for the pro forma 24-week interim periods ended March 14, 2003 and March 15, 2002, respectively. Contract receivables from agencies of the U.S. Government represented approximately $47.8 million, or approximately 92%, of accounts receivable at March 14, 2003 and approximately 93% of the selected operations of IITRI’s accounts receivable at March 15, 2002.

      In addition, during the pro forma 24-week interim period ended March 14, 2003, there were no sales by the Company to any customer within any other country other than the United States, where the sales accounted for 10% or more of total revenue. The Company treats sales to U.S. Government customers as sales within the United States regardless of where the services are performed. Substantially all of the Company’s assets were located within the United States for the interim period ended March 14, 2003.

10.	Acquisition and Pro Forma Information

      On December 20, 2002, Alion acquired substantially all of the assets and assumed certain of the liabilities of IITRI, excluding the assets and liabilities of IITRI’s Life Sciences Operation, for approximately $127.9 million which included cash and notes issued to IITRI aggregating $119.4 million, the assumption of $6.2 million of IITRI bank debt and reimbursement of $2.3 million of IITRI’s transaction costs included in the liabilities assumed by Alion in the Transaction. In connection with the acquisition, the Company formed the KSOP, which has an ESOP component. The ESOP trustee, State Street Bank and Trust Company, used the proceeds from the ESOP aggregating approximately $25.8 million to acquire approximately 2.58 million shares or 100% of the Company’s outstanding common stock. The Company used the funds from the sale of common stock to the ESOP and proceeds from the debt instruments described in Note 7, to fund the Transaction. The acquisition was accounted for using the purchase method. The acquisition occurred on the last day of the Company’s twelve-week interim period ended December 20, 2002 and accordingly, the accompanying consolidated statements of operations include the results of operations of the acquired business subsequent to December 20, 2002. The purchase price has been allocated to the acquired assets and assumed liabilities based on their estimated fair values at the date of acquisition. The purchase price allocation is preliminary and subject to change. The Company is currently completing its analysis of intangible assets acquired and estimated fair values of certain fixed assets acquired.

      The pro forma consolidated statements of operations for the 12-week interim period ended March 14, 2003 and the 12-week and 24-week interim periods ended March 15, 2002 have been prepared by giving effect to the following transactions as if those transactions had been consummated on October 1, 2002 and 2001, respectively:

•	The incurrence of debt with detachable warrants to purchase common stock as described in Notes 6 and 7;

•	The consummation of the Transaction, accounted for using the purchase method; and

•	The purchase of common stock by the ESOP.

      The pro forma consolidated statements of operations include pro forma adjustments to reverse historical amortization expense related to pre-Transaction goodwill and deferred gain on sale of property, to record the depreciation expense of acquired assets, to record the amortization of identifiable intangible assets, to record interest expense on debt issued to finance the Transaction, to record the amortization of debt issuance costs, and to record the accretion of debt to face value to reflect the discount for the estimated fair value of Warrants issued.

      The pro forma information does not purport to be indicative of the results of operations that would have actually been obtained if the transactions had occurred on the dates indicated or the results of operations that will be reported in the future.

11.	Related Party Transactions

      On March 28, 2003, an officer of the Company purchased a portion of the Company’s mezzanine notes and detachable warrants owned by IITRI for a total amount of $0.75 million. The purchased mezzanine notes have an aggregate principal amount outstanding of $0.75 million. The warrants to purchase 19,327 shares of Alion’s common stock have an exercise price of $10.00 per share.

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

      The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following: changes to the ERISA laws related to the Company’s Employee Ownership, Savings and Investment Plan; changes to the tax laws relating to the treatment and deductibility of goodwill, the Company’s subchapter S status, or any change in the Company’s effective tax rate; additional costs associated with compliance with the Sarbanes-Oxley Act of 2002, including any changes in the SEC’s rules, and other corporate governance requirements; failure of government customers to exercise options under contracts; funding decisions relating to U.S. Government projects; government contract procurement (such as bid protest) and termination risks; competitive factors such as pricing pressures and/or competition to hire and retain employees; the results of current and/or future legal proceedings and government agency proceedings which may arise out of our operations (including our contracts with government agencies) and the attendant risks of fines, liabilities, penalties, suspension and/or debarment; material changes in laws or regulations applicable to the Company’s businesses; as well as other risk factors discussed in Post-Effective Amendment No. 3 to the Company’s registration statement on Form S-1 filed with the SEC on March 24, 2003.

      Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s view only as of April 28, 2003. The Company undertakes no obligation to update any of the forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise.

Critical Accounting Estimates and Policies

      Our significant accounting policies are described in Note 3 to the consolidated financial statements for the interim period ended March 14, 2003, included herein and in the Notes to the Consolidated Financial Statement of Selected Operations of IITRI, the business we acquired, included in Post-Effective Amendment No. 3 to the Company’s registration statement on Form S-1 (No. 333-89756) filed with the SEC on March 24, 2003.

      Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, which potentially result in materially different results under different assumptions and conditions. Application of these policies is a critical element in the portrayal of our financial condition and results of operations. The discussion and analysis of our financial condition and results of operations are based on our consolidated interim financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated interim financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions.

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

      For the 24-week interim period ended March 14, 2003, we derived approximately 64%, 19% and 17% of our revenues from cost-plus, time-and-material and fixed-price contracts, respectively. For the pro-forma 24-week interim period ended March 15, 2002, we derived approximately 60%, 22% and 18%, of our revenues from cost-plus, time and material, and fixed-price contracts, respectively.

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

      The majority of our revenue is earned under contracts with various departments and agencies, or prime contractors, of the federal government. Certain revenues and payments we receive are based on provisional billings and payments that are subject to adjustment under audit. Federal government agencies and departments have the right to challenge our cost estimates and allocation methodologies with respect to government contracts. Also, contracts with such agencies are subject to audit and possible adjustment to account for unallowable costs under cost-type contracts or other regulatory requirements affecting both cost-type and fixed-price contracts.

Goodwill and Identifiable Intangible Assets

      Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired companies. As a result of the acquisition of substantially all of the assets and certain of the liabilities of IITRI on December 20, 2002, we recorded approximately $60.9 million of goodwill and approximately $30.6 million of intangible assets. In accordance with the provisions of SFAS No. 142, we no longer amortize goodwill; however, goodwill is to be reviewed at least annually for impairment. We have elected to perform the annual review at the end of each fiscal year. If the carrying value of our goodwill, which we estimated to be approximately $60.9 million as of March 14, 2003, exceeds the fair value at some time in the future, we would be required to report goodwill impairment charges as an operating expense in the income statement. In addition, we will assess the impairment of goodwill and identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important to possibly trigger an impairment review consist of:

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

Pro Forma Comparisons of Results of Operations

      As described in the notes to the accompanying consolidated financial statements, Alion completed the acquisition of substantially all of the assets and certain of the liabilities of IITRI on December 20, 2002, the last day of the Company’s first interim period. The following discussion and analysis of results of operations relates to pro forma results of operations for the periods described, assuming that the acquisition had been consummated on the first day of each fiscal year. Results for the 12-week period ended March 14, 2003, included in the following discussions represent actual results of operations as the acquisition occurred prior to the first day of the interim period.

      The following table sets forth, for each period indicated, the percentage of our revenues derived from each of our major types of customers.

	For the 24-week period ended

	March 14, 2003	March 15, 2002

Department of Defense	93.6%	89.2%
Federal Civilian Agencies	4.7	7.8
Commercial / State / Local	1.7	3.0
Total	100.0%	100.0%

Results of Operations

For the 12-Week Interim Period Ended March 14, 2003 Compared to Pro Forma 12-Week Interim Period Ended March 15, 2002

      Revenues. Revenues increased $4.1 million, or 9.1%, to $49.0 million for the interim period ended March 14, 2003, from $44.9 million for the interim period ended March 15, 2002. This $4.1 million increase is attributable primarily to additional work under contracts that were in existence during the prior year. Additional services performed under the Modeling and Simulation Information Analysis Center (MSIAC) contract with the Department of Defense contributed approximately $3.3 million of the revenue increase. An increase in our demilitarization support services to the U.S. Army’s Newport Chemical Agent Disposal Facility (NECDF), under a subcontract to Parsons Infrastructure and Technology Group, Inc., accounted for approximately $1.4 million of increased revenue, while our support to the Department of Defense Joint Spectrum Center (JSC) accounted for approximately $0.3 million of increased revenue. On the balance of our contracts, revenue decreased approximately $0.9 million for the interim period ended March 14, 2003, as compared to the interim period ended March 15, 2002. Material and subcontract revenue accounted for approximately 24.6% of our revenue for the interim period ended March 14, 2003, compared with 26.5% for the interim period ended March 15, 2002.

      Direct Contract Expenses. Direct contract expenses increased $3.2 million, or 9.8%, to $36.0 million for the interim period ended March 14, 2003, from $32.8 million for the interim period ended March 15, 2002. As a percentage of revenue, direct contract expenses increased to 73.5% for the interim period ended

March 14, 2003 from 73.1% for the interim period ended March 15, 2002. As a component of direct contract expenses, direct labor costs for the interim period ended March 14, 2003, increased by approximately 8.2% or $1.8 million, while other direct costs increased by approximately 15.0% or $0.2 million when compared to the interim period ended March 15, 2002. Material and subcontract costs decreased $0.3 million, or 2.7%, to $10.9 million for the interim period ended March 14, 2003, compared to $11.2 million for the interim period ended March 15, 2002. The increase in direct labor costs was due to an increase in personnel, primarily in support of the MSIAC, JSC, and NECDF contracts referenced above. Other direct cost expenditures and material and subcontract costs occur as a result of specific contract requirements.

      Gross Profit. Gross profit increased $1.0 million, or 8.3%, to $13.0 million for the interim period ended March 14, 2003, from $12.0 million for the period ended March 15, 2002. Gross profit margin as a percentage of revenue decreased to 26.5% for the interim period ended March 14, 2003, from 26.7% for the interim period ended March 15, 2002 as a result of a periodic shift in contract work from time and materials and fixed-price contracts to cost-reimbursement contracts which typically have lower profit margins.

      Operating Expenses. Operating expenses, net of depreciation and amortization, and non-recurring transaction-related expenses increased approximately $1.5 million, or approximately 16.7%, to $10.5 million for the interim period ended March 14, 2003, from $9.0 million for the interim period ended March 15, 2002. Expenses for indirect personnel and rental and occupancy increased approximately $0.7 million, or approximately 16.8%, to $4.9 million for the interim period ended March 14, 2003, from $4.2 million for the interim period ended March 15, 2002. This was primarily driven by additional infrastructure needs to support increased contract requirements. As a component of our operating expenses, general and administrative expenses increased approximately $0.7 million, or 14.9%, to $5.4 million for the interim period ended March 14, 2003, compared to $4.7 million for the interim period ended March 15, 2002. This increase reflects costs associated with additional management personnel and infrastructure to support the growth and increased complexity of our business. As a percentage of revenues, general and administrative expenses increased to approximately 11.0% for the interim period ended March 14, 2003, compared to 10.5% for the interim period ended March 15, 2002. Bad debt expense increased approximately $0.2 million to $0.2 million for the period ended March 14, 2003, from zero for the period ended March 15, 2002. Research and development expenses decreased to approximately zero for the period ended March 14, 2003, from $0.1 million for the period ended March 15, 2002.

      Depreciation and Amortization. Depreciation and amortization expense remained constant at approximately $2.8 million, for the interim periods ended March 14, 2003 and March 15, 2002. For each respective interim period, approximately $2.4 million of total amortization expense incurred was associated with the intangible asset value assigned to purchased customer contracts. Additionally, for each respective interim period, approximately $0.1 million of depreciation expense incurred was associated with the fair market value assigned to the purchased assets. The remainder reflects increased depreciation expense associated with capital expenditures in support of our growth.

      Loss from Operations. For the interim period ended March 14, 2003, we sustained approximately $0.8 million operating loss as compared with a $0.9 million operating loss for the interim period ended March 15, 2002. The operating losses included the non-recurring transaction-related expenses and non-cash depreciation and amortization expenses resulting from the transaction, for the respective periods.

      Other Income and Expense. Other expenses remained relatively constant at approximately $2.3 million and $2.2 million for the interim periods ended March 14, 2003 and March 15, 2002, respectively. In each respective interim period, approximately $2.1 million of interest expense incurred was related to the debt financing associated with the acquisition.

      Income Tax Expense. Our wholly-owned subsidiary, HFA, had operating income of approximately $0.2 million for the interim period ended March 14, 2003, compared to $0.4 million for the interim period ended March 15, 2002. HFA recorded income tax provisions of approximately zero and $0.2 million, respectively, for the interim periods ended March 14, 2003 and March 15, 2002. The Company has filed an election with the IRS to treat HFA as a qualified Subchapter S subsidiary exempt from federal income tax at the operating company level.

      Net Loss. The net loss of $3.1 million for the interim period ended March 14, 2003, as compared to net loss of $3.2 million for the interim period ended March 15, 2002, is due to the factors discussed above.

Pro Forma 24-week Interim Period Ended March 14, 2003 Compared to Pro Forma 24-week Interim Period Ended March 15, 2002

      Revenues. Revenues increased $7.7 million, or 8.7%, to $96.3 million for the interim period ended March 14, 2003, from $88.6 million for the interim period ended March 15, 2002. This $7.7 million increase is attributable primarily to our performance of additional work under contracts that were in existence during the prior year. Additional services performed under the MSIAC contract with the Department of Defense contributed approximately $6.2 million of the revenue increase. An increase in our demilitarization support services to the U.S. Army’s Newport Chemical Agent Disposal Facility (NECDF), under a subcontract to Parsons Infrastructure and Technology Group, Inc., accounted for approximately $2.4 million of increased revenue, while our support to the Department of Defense Joint Spectrum Center (JSC) accounted for approximately $0.7 million of increased revenue. On the balance of our contracts, revenue decreased approximately $1.6 million for the interim period ended March 14, 2003 as compared to the interim period ended March 15, 2002. This included a $0.6 million reduction in revenue related to certain additional costs on a fixed-price contract and non-reimbursable fully-burdened direct costs on a cost-reimbursement contract. Material and subcontract revenue accounted for approximately 23.1% of our revenue for the interim periods ended March 14, 2003 and March 15, 2002.

      Direct Contract Expenses. Direct contract expenses increased $5.8 million, or 8.9%, to $70.7 million for the interim period ended March 14, 2003, from $64.9 million for the period ended March 15, 2002. As a percentage of revenue, direct contract expenses increased to 73.4% for the interim period ended March 14, 2003 from 73.2% for the interim period ended March 15, 2002. As a component of direct contract expenses, direct labor costs for the interim period ended March 14, 2003, increased by approximately 7.2% or $3.2 million, while other direct costs increased by approximately 31.8% or $0.7 million when compared to the interim period ended March 15, 2002. Material and subcontract costs increased $1.8 million, or 9.7%, to $20.4 million for the interim period ended March 14, 2003, compared to $18.6 million for the interim period ended March 15, 2002. The increase in direct labor costs was due to an increase in personnel, primarily in support of the MSIAC, JSC and NECDF contracts referenced above. Other direct cost expenditures and material and subcontract costs occur as a result of specific contract requirements.

      Gross Profit. Gross profit increased $2.0 million, or 8.5%, to $25.6 million for the interim period ended March 14, 2003, from $23.6 million for the equivalent period in 2001. Gross profit margin as a percentage of revenue remained relatively stable at 26.6% for the interim period ended March 14, 2003, compared to 26.6% for the interim period ended March 15, 2002.

      Operating Expenses. Operating expenses, net of depreciation and amortization, increased approximately $7.2 million, or approximately 37.1%, to $26.6 million for the interim period ended March 14, 2003, from $19.4 million for the interim period ended March 15, 2002. Of this $7.2 million increase, approximately $5.8 million consisted of transaction-related expenses (e.g., third party legal, accounting, finance, etc.) incurred in connection with the purchase of assets from IITRI. For the period ended March 15, 2002, transaction-related expenses were approximately $1.1 million. Expenses for indirect personnel and facilities costs increased approximately $1.1 million, or approximately 12.8%, to $9.7 million for the interim period ended March 14, 2003, from $8.6 million for the interim period ended March 15, 2002. This was primarily driven by additional infrastructure needs to support increased contract requirements. General and administrative expenses increased approximately $1.3 million, or 13.8%, to $10.7 million for the interim period ended March 14, 2003, compared to $9.4 million for the interim period ended March 15, 2002. This increase reflects costs for additional management personnel and infrastructure to support the growth and increased complexity of our business. As a percentage of revenues, general and administrative expenses were 11.1% and 10.6% for periods ended March 14, 2003 and March 15, 2002, respectively.

      Depreciation and Amortization. Depreciation and amortization expense increased approximately $0.2 million, or approximately 3.6%, to $5.7 million for the interim period ended March 14, 2003, as compared to $5.5 million for the interim period ended March 15, 2002. The increase in both depreciation expense and amortization expense is due in part to the acquisition of assets from Daedalic, Inc. This acquisition was effective May 29, 2002. Depreciation expense also increased due to implementation of the PeopleSoft human resources and payroll system. This amortization began in May 2002. For each interim period, approximately $4.7 million of total amortization expense incurred was associated with the intangible asset value assigned to contracts purchased from IITRI. Additionally, for each respective interim period, approximately $0.2 million of depreciation expense incurred was associated with the fair market value assigned to the purchased assets.

      Income from Operations. For the interim period ended March 14, 2003, we sustained a $6.7 million loss from operations compared with a $1.2 million operating loss for the interim period ended March 15, 2002. The $6.7 million operating loss for the period ended March 14, 2003 included approximately $5.8 million of non-recurring transaction-related expenses, referenced above. For the period ended March 15, 2002, the operating loss of $1.2 million included approximately $1.1 million in non-recurring transaction-related expenses. The operating losses for the respective periods also included non-cash depreciation and amortization expenses resulting from the transaction.

      Other Income and Expense. Other expenses remained relatively constant at approximately $4.5 million and $4.4 million for the interim periods ended March 14, 2003 and March 15, 2002, respectively. For each respective 24-week interim period, approximately $4.2 million of interest expense incurred was related to the debt financing associated with purchase of the assets from IITRI.

      Income Tax Expense. Our wholly-owned subsidiary, HFA, had operating income of approximately $0.3 million for the interim period ended March 14, 2003, compared to $0.7 million for the interim period ended March 15, 2002. HFA recorded income tax provisions of approximately zero and $0.4 million, respectively, for the interim periods ended March 14, 2003 and March 15, 2002. The Company has filed an election with the IRS to treat HFA as a qualified Subchapter S subsidiary exempt from federal income tax at the operating level.

      Net Loss. The net loss of $11.2 million for the interim period ended March 14, 2003 compared to net loss of $6.0 million for the interim period ended March 15, 2002, is due to the factors discussed above.

Liquidity and Capital Resources.

      For fiscal years 2000 through 2002, and for the interim period ended December 20, 2002 during which time Alion operated as a shell company, the primary liquidity requirements of the business we acquired from IITRI were for debt service under its credit facility, working capital needs, capital expenditures, and acquisitions. The principal working capital need was to fund accounts receivable, which increased with the growth of the business. We intend to fund our future operations primarily through cash provided by operating activities and our revolving credit facility.

      The following discussion relates to both the cash flows of the business we acquired from IITRI through December 20, 2002 and the cash flows of Alion subsequent to that date which are reflected in Alion’s Consolidated Statements of Cash Flows provided herein.

      Net cash provided by operating activities of the business we acquired on December 20, 2002 was approximately $1.6 million for the interim period ended March 14, 2003, as compared to cash used in operations of approximately $4.2 million for the interim period ended March 15, 2002. The increase in cash flows is primarily due to a an improvement in collecting accounts receivable.

      Net cash used in investing activities was $59.3 million for the period ended March 14, 2003. The business we acquired on December 20, 2002 used $2.0 million of cash for investing activities for the interim period ended March 15, 2002. During the interim period ended March 14, 2003, the cash Alion paid for substantially all of the assets of IITRI was $58.9 million. Cash of $25.8 million was generated from the sale of Alion common stock to the ESOP Trust, and $33.0 million was obtained from borrowings under the senior term note.

      Net cash provided by financing activities was $58.6 million for the interim period ended March 14, 2003, compared to cash provided by financing activities of $6.0 million for the interim period ended March 15, 2002. This increase of approximately $52.0 million in net cash provided by financing activities results from the additional financing required to complete the purchase of substantially all of the assets of IITRI. The financing included a $35.0 million senior term loan, a $20.3 million Mezzanine Note (with warrants), a $39.9 million Subordinated Note (with warrants), and the sale of $25.8 million of common stock to the ESOP Trust.

Discussion of debt structure:

      On December 20, 2002, we entered into a senior credit agreement among LaSalle Bank National Association, US Bank, National Cooperative Bank, Orix Financial Services, Inc. and BB&T Bank to refinance and replace IITRI’s prior credit arrangements. The new agreement consists of a $25.0 million revolving credit facility and a $35.0 million term loan to finance, in part, the IITRI acquisition. Principal repayments under the term loan will be payable in quarterly installments yielding annual repayments in the following amounts:

Year 1 (2003)	$5.0 million
Year 2 (2004)	$5.0 million
Year 3 (2005)	$7.5 million
Year 4 (2006)	$8.5 million
Year 5 (2007)	$9.0 million

      All principal obligations under the revolving credit facility are to be repaid in full no later than December 20, 2007. The senior credit facility is secured by a first priority, perfected security interest in all of our current and future tangible and intangible property.

      For the periods until the receipt of the compliance certificate and audited financial statements for the fiscal year ended September 30, 2003, the term note and the revolving line of credit under the senior credit facility will bear interest at either of two floating rates: a per year rate equal to the Eurodollar rate plus 3.5 percent, or the prime rate (base rate) plus 2.0 percent. After the lenders’ receipt of our audited financial statements for the fiscal year ending September 30, 2003, the interest rate and commitment fees will equal the Eurodollar rate or the prime rate (base rate) plus the following margins which will vary depending upon our leverage ratio, which is the ratio of our total funded debt, excluding the subordinated note (described below), to our earnings before interest, taxes, depreciation, amortization, ESOP repurchase obligations and non-cash compensation expenses, referred to as EBITDAE.

Revolving Credit
and Term Loan	Level I	Level II	Level III	Level IV

Leverage ratio	Less than 2.0 to 1.0	Less than 2.5 to 1.0 and greater than or equal to 2.0 to 1.0	Less than 3.0 to 1.0 and greater than or equal to 2.5 to 1.0	Greater than or equal to 3.0 to 1.0
Base rate margin	1.25%	1.50%	1.75%	2.00%
Eurodollar margin	2.75%	3.00%	3.25%	3.50%
Commitment fee (usage less than 40%)	1.00%	1.00%	1.00%	1.00%
Commitment fee (usage greater than or equal to 40%)	0.50%	0.50%	0.50%	0.50%

      Effective February 14, 2003, we exercised our right to elect that the term note will bear interest at a Eurodollar rate. This election does not affect the interest rate applicable to amounts borrowed under the revolving line of credit. As a result, interest under the term note is payable at the prime rate (base rate) plus 2.0 percent until February 14, 2003. Thereafter and until the lenders’ receipt of our audited financial statements for fiscal year ending September 30, 2003, the term note will bear interest at the Eurodollar rate plus 3.5 percent.

      We entered into an interest rate cap agreement effective as of February 3, 2003 with one of our senior lenders. Under this agreement, our maximum effective rate of interest payable on the first $25 million of principal under our term note will not exceed 6 percent. Any interest we pay on the first $25 million of principal in excess of 6 percent to the senior lenders pursuant to the terms of the senior credit facility will be calculated and reimbursed to us semiannually by the one senior lender pursuant to the cap agreement. This cap agreement expires February 3, 2007. The first quarterly installment of $1.25 million was paid on March 14, 2003. On March 14, 2003, we had approximately $40.8 million in borrowings outstanding under our senior credit facility ($33.8 million under the senior term note and approximately $7.0 million under the revolving credit facility).

      As of March 14, 2003, the approximately $7.0 million drawn under the revolving credit facility bears interest at 6.25% (equal to the lender’s prime plus market-rate spread). The approximately $33.8 million balance remaining under the senior term note bears interest at 4.75% (equal to LIBOR plus market-rate spread).

      We may prepay our borrowings under the senior credit facility in designated minimum amounts without premium or penalty, other than (i) customary breakage costs related to repayment of Eurodollar-based loans prior to the end of an interest period, and (ii) breakage costs associated with the early termination of any interest rate swap, cap or collar entered into in relation to the senior credit facilities. We are required to prepay our borrowings with proceeds of any permitted debt or equity issuance or asset sale and with a portion of our excess cash flow each year. As of March 14, 2003, the aggregate principal amount borrowed under our senior credit facility approximated $40.8 million.

      On December 20, 2002, we issued to IITRI a mezzanine note securities purchase agreement, which we refer to as the mezzanine note, with a face value of approximately $20.3 million. The mezzanine note served as part of the consideration for the IITRI acquisition. The mezzanine note is subordinate to the senior credit facility, but ranks senior to the subordinated note. We are required to pay the outstanding principal amount of the mezzanine note in a lump sum on December 20, 2008. We are required to pay interest on the mezzanine note at a rate of 12 percent per year, based on a year of twelve 30-day months and a 360 day year. Interest is payable quarterly in cash.

      On December 20, 2002, we entered into a $0.9 million deferred compensation agreement with Dr. Atefi, the payment terms of which are identical to those of the mezzanine note previously described.

      We issued on December 20, 2002 to IITRI a seller note under a seller note securities purchase agreement, which we refer to as the subordinated note, with a face value of $39.9 million. The subordinated note served as part of the purchase price for the IITRI acquisition. The subordinated note bears interest at a rate of six percent per year through December 2008 payable quarterly by the issuance of non-interest bearing notes, which we refer to as paid-in-kind notes or PIK notes, maturing at the same time as the subordinated note. The issuance of the PIK notes will have the effect of deferring the underlying interest expense on the subordinated note but because the PIK notes will not themselves bear interest, they will not have the effect of compounding any interest on these interest payment obligations. Commencing December 2008 the subordinated note will bear interest at 16% per year payable quarterly in cash through the time of repayment in full of the subordinated note. Principal on the subordinated note will be payable in equal installments of $19.95 million in December 2009 and December 2010; the PIK notes are also due in equal installments of $7.2 million on these same dates.

      We also issued detachable warrants with the mezzanine note and the subordinated note. The warrants associated with the mezzanine note represent the right to buy approximately 12 percent of our shares of common stock on a fully diluted basis (assuming the exercise of all warrants outstanding on December 20, 2002), at an exercise price of $10 per share. These warrants are exercisable until the sixth anniversary of the issue date. These warrants also contain a put right whereby the warrantholder has the right, within thirty days prior to the sixth anniversary date (or within thirty days after delivery to the current holders of an appraisal of the per share value of our common stock as of September 30, 2008, if the ESOP still exists and no public market price exists for our common stock) or within thirty days after a change in control, to require us to purchase the warrants back at the then current fair value of common stock, minus the warrants’ exercise price. The warrants associated with the subordinated note represent the right to buy approximately 26 percent of our shares of common stock on a fully diluted basis (assuming the exercise of all warrants outstanding on December 20, 2002), at an exercise price of $10 per share. These warrants are exercisable until the eighth anniversary of the issue date. These warrants also contain a put right whereby the warrantholder has the right to require us to purchase the warrants back at the then current fair value of common stock, minus the warrants’ exercise price. This put right applies to up to 50 percent of these warrants within thirty days prior to the seventh anniversary of the issue date (or within thirty days after delivery to the warrantholders of an appraisal of the per share value of our common stock as of September 30, 2009, if the ESOP still exists and no public market price exists for our common stock), and up to 100 percent of these warrants within thirty days prior to the eighth anniversary of the issue date (or within thirty days after delivery to the warrant holders of an appraisal of the per share value of our common stock as of September 30, 2010, if the ESOP still exists and no public market value exists for our common stock). All put rights terminate upon one or more underwritten public offerings of Alion common stock resulting in aggregate gross proceeds of at least $30.0 million to the sellers (excluding proceeds received from certain affiliates of Alion).

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

      We have earnout payment obligations to AB Technologies, Inc. which will not exceed $11.5 million, related to an earnout arrangement, which may be due with respect to results of certain operations for fiscal years 2000 (partial year), 2001, 2002, 2003, 2004 and 2005 (partial year). Due to the legal proceedings associated with the earnout arrangement, payment of obligations will be made into the registry of the U.S. District Court, for allocation by the court following entry of a final judgment of that court. A description of these proceedings is provided in the “Legal Proceedings” section of Part II of this filing.

      In summary, during the next eight fiscal years, at a minimum, we will have to make the estimated interest and principal payments set forth below.

	Post-Transaction 8-Year ($ in thousands)

	2003	2004	2005	2006	2007	2008	2009	2010

Bank revolving credit facility
- Interest(1)	$437	$—	$—	$—	$—	$—	$—	$—
Senior term note
- Interest(2)	2,100	1,800	1,192	611	135	—	—	—
- Principal(3)	5,000	3,286	3,838	1,757	2,256	—	—	—
- Mandatory prepayment(3)	—	6,855	5,846	6,162	—	—	—	—
Mezzanine note and agreement with officer(4)
- Interest	2,544	2,544	2,544	2,544	2,544	2,544	—	—
- Principal	—	—	—	—	—	21,200	—	—
Subordinated note
- Interest (5)	—	—	—	—	—	—	6,384	3,192
- Principal	—	—	—	—	—	—	27,132	27,132

Total cash – Pay interest	5,081	4,344	3,736	3,155	2,679	2,544	6,384	3,192
Total cash – Pay principal	5,000	10,141	9,684	7,919	2,256	21,200	27,132	27,132

Total	$10,081	$14,485	$13,420	$11,074	$4,935	$23,744	$33,516	$30,324

(1)	We anticipate a continuing requirement to have in place a $25.0 million bank revolving credit facility to finance our ongoing working capital needs. In 2003, we anticipate the average balance drawn on the revolving credit facility to be $7.0 million, bearing interest at 6.25%. In subsequent years the balance on the revolving credit facility, and the amount of interest payable thereon, will depend upon our working capital needs.

(2)	Effective February 14, 2003 and, pursuant to the terms under our senior credit facility, we elected that $25 million of the $35 million principal amount of the term note will bear interest at a Eurodollar interest rate. Effective as of February 3, 2003, we entered into an interest rate cap arrangement whereby the interest rate on the portion of the principal amount of the senior term note covered by the Eurodollar interest rate will be capped at 6.0%.

(3)	The senior term note is subject to mandatory prepayments of principal depending upon whether there is excess cash flow generated in a given year. Based upon projected cash flow, it is anticipated that these mandatory prepayments may occur during the first three years of the facility. This assumption has been reflected in the table above. Should these prepayment conditions not occur, the five-year principal repayment schedule will apply as follows: $5.0 million in year 1, $5.0 million in year 2, $7.5 million in year 3, $8.5 million in year 4, and $9.0 million in year 5.

(4)	The payment of interest and principal for the mezzanine note includes the $20.3 million (principal) for the mezzanine note plus the $0.9 million deferred compensation value of Dr. Atefi’s agreement. The stated payment terms and interest rates are identical for these arrangements.

(5)	Interest expense on the subordinated note during the first six years (2003 to 2008) is 6% simple interest, paid- in-kind by the issuance of the PIK notes. These interest amounts accrue to principal during this period, thereby having the effect of increasing the principal value of the subordinated note; but because the PIK notes do not themselves bear interest, the interest obligations paid by issuance of the PIK notes will not be compounded. In other words, no interest will be paid on interest accrued under the subordinated note. In years one through six, the PIK interest on the subordinated note will be approximately $2.4 million in each year. These amounts are included in the principal payments in years seven and eight. In years seven and eight, interest will be 16% paid quarterly in cash. The principal, together with the outstanding balance of the PIK notes will be paid in equal amounts at the end of years seven and eight (2009 and 2010).

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

      Other contingent liabilities which will impact our cash flow relate to

•	our repurchase obligations under the KSOP which may be significant commencing in 2004;

•	our obligations related to the holders’ put right associated with the Mezzanine Note warrants;

•	our obligations related to the holder’s put right associated with the Subordinated Note warrants;

•	the estimated value of our obligations relating to our stock appreciation rights, or SAR and phantom stock programs; and

•	the estimated value of our obligations relating to our deferred compensation programs for our senior managers.

      We believe that cash flow from operations and cash available under our revolving credit facility will provide us with sufficient capital to fulfill our current business plan and to fund our working capital needs for at least the next 48 months. Although we expect to continue to have positive cash flow from operations, we will need to generate significant additional revenues and net income beyond our current revenue base in order to repay principal and interest on the indebtedness we assumed to finance the acquisition of IITRI assets. Additionally, our business plan calls for us to continue to acquire companies with complementary technologies. If we do not have sufficient cash on hand to fund such acquisitions, we will be required to obtain financing to do so.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our exposure to interest rate risk is primarily due to the additional debt we incurred to finance the IITRI acquisition. The mezzanine note and subordinated note have fixed interest rates, and therefore present no risk of change to interest charges as a result of increase in market interest rates. The 25.0 million senior revolving credit facility and $10.0 million of our #35.0 million senior term note, however, bear interest at variable rates tied to the Eurodollar rate. Such variable rates increase the risk that interest charges will increase materially if market interest rates increase. We have reduced in part the maximum total amount of variable interest rate risk by entering into an interest rate cap agreement which caps at 6 percent on the first $25 million of principal borrowed under the term note effective until February 3, 2007. For a description of the arrangement, refer to “Discussion of Debt Structure” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

      Our exposure to foreign exchange risk related to the limited use of forward contracts, entered into as a hedge against currency commitments on a contract in the United Kingdom. The notional amount of the contracts was approximately $362,000 with the final contract maturing on May 7, 2002. The contracts were marked to market, with gains and losses recognized in the consolidated statements of income. No such contracts were outstanding at March 14, 2003. We do not use derivatives for trading purposes. The Company invests its excess cash in short-term, investment grade, interest-bearing securities.

      Finally, because our expenses and revenues form our international research contracts are generally denominated in U.S. dollars, we do not believe that our operations are subject to material risks associated with currency fluctuations.

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

PART II — OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

      On September 16, 2002, IITRI, substantially all of whose assets we acquired on December 20, 2002, filed a lawsuit against Clyde Andrews and William Bewley in the U.S. District Court for the Eastern District of Virginia, which we refer to as the Court. Messrs. Andrews and Bewley were formerly the shareholders of AB Technologies, Inc. IITRI acquired substantially all of the assets of AB Technologies in February 2000.

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

      Messrs. Andrews and Bewley filed a lawsuit against IITRI in the Circuit Court for Fairfax County, Virginia on September 12, 2002. The complaint filed by Messrs. Andrews and Bewley alleges breach of the AB Technologies asset purchase agreement, and claims damages of at least $8.2 million. Their lawsuit does not explain how Messrs. Andrews and Bewley calculate their damages figure. Messrs. Andrews and Bewley have also asked the court to order an accounting of their earnout. IITRI filed a Notice of Removal, asking the U.S. District Court for the Eastern District of Virginia to remove Messrs. Andrews and Bewley’s lawsuit from state court and assume jurisdiction over it in federal court. That removal was granted. The federal court then stayed the litigation and ordered both parties to submit the dispute to an independent accounting firm to arbitrate the dispute, as requested in IITRI’s complaint. Grant Thornton is the accounting firm that has been selected to arbitrate the dispute.

      At the closing of Alion’s acquisition of IITRI’s assets, Alion assumed responsibility for and acquired all claims under both of these lawsuits.

      On February 28, 2003, Alion filed a lawsuit against Isovac Products, L.L.C., Inteledatics, Inc., James R. Gauger, George L. Stefanek and Joseph J. Petrovic in the Circuit Court of Cook County, Illinois, Chancery Division, which we refer to as the Court. Messrs. Gauger, Stefanek and Petrovic were formerly employed by IITRI.

      In the compliant that Alion filed, Alion states that:

•	IITRI contracted with the U.S. Army to develop a mobile rescue device that would enable rescuers to safely attend to and support victims of chemical or biological attacks, which IITRI named the Emergency Personal Isolation and Containment (or “EPIC”) Pod;

•	IITRI assembled a team of employees to conceive that device, including Messrs. Gauger, Stefanek and Petrovic;

•	In December 1998, IITRI filed a provisional patent application for the device;

•	In August 1999, Messrs. Gauger, Stefanek and Petrovic and IITRI employee Robert Mullins jointly filed a patent application, which assigned the patent to IITRI, that related back to IITRI’s December 1998 provisional patent application. The patent was awarded to IITRI in November 2001;

•	Messrs. Gauger, Stefanek and Petrovic each signed agreements assigning to IITRI all intellectual property rights arising out of ideas conceived during their employment with IITRI;

•	IITRI assigned these intellectual property rights to Alion on December 20, 2002 as part of the acquisition of substantially all of IITRI’s assets;

•	Messrs. Gauger, Stefanek and Petrovic each signed an acknowledgment of receipt of IITRI’s Code of Ethics, which states that they may not engage in outside activities that conflict with IITRI’s best interests;

•	Messrs. Gauger, Stefanek and Petrovic began a process starting in March 1999, while Messrs. Stefanek and Petrovic were still employed with IITRI, to form companies that would compete with IITRI using IITRI’s trade secrets;

•	Isovac Products, L.L.C., Inteledatics, Inc., James R. Gauger, George L. Stefanek and Joseph J. Petrovic, which we refer to collectively as the defendants, misappropriated IITRI’s trade secrets and filed a patent application on behalf of Isovac Products, L.L.C.;

•	Mr. Petrovic defamed IITRI’s product in an interview with the New York Times for the Defendants’ pecuniary gain and to cause harm to the reputation of IITRI’s products; and

•	IITRI assigned its rights to its claims against the defendants to Alion on December 20, 2002 as part of Alion’s acquisition of substantially all of IITRI’s assets.

      The defendants have received an extension of their deadline to file a responsive pleading until on or about May 14, 2003.

      Alion is seeking an injunction barring the defendants from using Alion’s trade secrets, as well as exemplary damages.

      Other than the foregoing actions, we are not involved in any legal proceeding other than routine legal proceedings occurring in the ordinary course of business. We believe that these routine legal proceedings, in the aggregate, are not material to our financial condition and results of operations.

      As a government contractor, we may be subject from time to time to federal government inquiries relating to our operations and audits of our accounting procedures by the Defense Contract Audit Agency. Government contractors who are found to have violated the False Claims Act, or who are indicted or convicted for violations of other federal laws, may be suspended or debarred from government contracting for some period. Such an event could also result in fines or penalties. Given our dependence on federal government contracts, suspension or debarment could have a material adverse effect on our company. We are not aware of any such claims or investigations against us.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

      On December 20, 2002, we raised approximately $25.6 million in gross proceeds through a private placement of our common stock, and we subsequently raised an additional $.2 million, for a total of $25.8 million in gross proceeds. A total of 2,575,408 shares of our common stock were sold to the ESOP at a price of $10.00 per share. The shares of common stock were offered pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

      As payment of a portion of the total purchase price for the acquisition of substantially of all IITRI’s assets, as of December 20, 2002, we issued to IITRI the Mezzanine Note together with 524,229 warrants to purchase shares of our common stock. The warrants have an exercise price of $10 per share, subject to adjustments and are exercisable until the sixth anniversary of the issue date. The warrants were offered pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

      As payment of a portion of the total purchase price for the acquisition of substantially all of IITRI’s assets, as of December 20, 2002, we issued to IITRI the Subordinated Note together with 1,080,437 warrants to purchase shares of our common stock. The warrants have an exercise price of $10 per share, subject to adjustments, and are exercisable until the eighth anniversary of the issuance date. The warrants were offered pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

      In exchange for Dr. Atefi’s agreement to waive his right to payment to him of $0.86 million from his deferred compensation account with IITRI, as of December 20, 2002, we entered into a deferred compensation agreement with Dr. Atefi and issued 22,062 warrants to purchase shares of our common stock. The warrants have an exercise price of $10 per share, subject to adjustments. The warrants were offered pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.     OTHER INFORMATION

      None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits:

Exhibit
No.	Description

3.1	Second Amended and Restated Certificate of Incorporation of Beagle Holdings, Inc.(3)

3.2	Amended and Restated By-laws of Alion Science and Technology Corporation.(1)

4.1	Amended and Restated Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(2)

4.2	First Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(4)

10.5	Seller Note Securities Purchase Agreement by and between IITRI and Alion Science and Technology Corporation.(4)

10.8	Rights Agreement.(4)

10.14	Employment Agreement between Alion Science and Technology Corporation and Bahman Atefi.(4)

10.15	Employment Agreement between Alion Science and Technology Corporation and Stacy Mendler.(4)

10.16	Employment Agreement between Alion Science and Technology Corporation and Randy Crawford.(4)

10.17	Employment Agreement between Alion Science and Technology Corporation and Barry Watson.(4)

10.18	Employment Agreement between Alion Science and Technology Corporation and John Hughes.(4)

10.23	Alion Executive Deferred Compensation Plan.(4)

10.24	Alion Director Deferred Compensation Plan.(4)

10.26	Alion Science and Technology Corporation Phantom Stock Plan.(4)

99.1	Certification of Bahman Atefi, Chief Executive Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of John M. Hughes, Chief Financial Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Post-Effective Amendment No. 2 to the Registration Statement on Form S–1 filed with the Securities and Exchange Commission on December 9, 2002 (File no. 950133-2-4018).

(2)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Pre-Effective Amendment No. 3 to the Registration Statement on Form S–1 filed with the Securities and Exchange Commission on October 7, 2002 (File no. 950133-2-3343).

(3)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Pre-Effective Amendment No. 2 to the Registration Statement on Form S–1 filed with the Securities and Exchange Commission on September 17, 2002 (File no. 950133–2–3224).

(4)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Post-Effective Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 24, 2003 (File no. 950133-3-862).

      (b) Reports on Form 8-K:

      The Company filed a Report on Form 8–K on December 24, 2002 with respect to Item 2. Acquisition or Disposition of Assets and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits as a result of the closing of Alion’s acquisition of substantially all of IITRI’s assets on December 20, 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALION SCIENCE AND TECHNOLOGY CORPORATION

Date: April 28, 2003

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

Date: April 28, 2003

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

Date: April 28, 2003

By:	/s/ John M. Hughes

John M. Hughes
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Second Amended and Restated Certificate of Incorporation of Beagle Holdings, Inc.(3)

3.2	Amended and Restated By-laws of Alion Science and Technology Corporation.(1)

4.1	Amended and Restated Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(2)

4.2	First Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(4)

10.5	Seller Note Securities Purchase Agreement by and between IITRI and Alion Science and Technology Corporation.(4)

10.8	Rights Agreement.(4)

10.14	Employment Agreement between Alion Science and Technology Corporation and Bahman Atefi.(4)

10.15	Employment Agreement between Alion Science and Technology Corporation and Stacy Mendler.(4)

10.16	Employment Agreement between Alion Science and Technology Corporation and Randy Crawford.(4)

10.17	Employment Agreement between Alion Science and Technology Corporation and Barry Watson.(4)

10.18	Employment Agreement between Alion Science and Technology Corporation and John Hughes.(4)

10.23	Alion Executive Deferred Compensation Plan.(4)

10.24	Alion Director Deferred Compensation Plan.(4)

10.26	Alion Science and Technology Corporation Phantom Stock Plan.(4)

99.1	Certification of Bahman Atefi, Chief Executive Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of John M. Hughes, Chief Financial Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Post-Effective Amendment No. 2 to the Registration Statement on Form S–1 filed with the Securities and Exchange Commission on December 9, 2002 (File no. 950133-2-4018).

(2)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Pre-Effective Amendment No. 3 to the Registration Statement on Form S–1 filed with the Securities and Exchange Commission on October 7, 2002 (File no. 950133-2-3343).

(3)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Pre-Effective Amendment No. 2 to the Registration Statement on Form S–1 filed with the Securities and Exchange Commission on September 17, 2002 (File no. 950133-2-3224).

(4)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Post-Effective Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 24, 2003 (File no. 950133-3-862).