Form 10-Q
period 2003-07-04
ALION SCIENCE & TECHNOLOGY CORP
filed 2003-08-15
CIK 1166568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 4, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO _________

COMMISSION FILE NUMBER 333-89756

ALION SCIENCE AND TECHNOLOGY CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	54-2061691 (I.R.S. Employer Identification No.)

10 West 35th Street Chicago, IL 60616 (312) 567-4000	1750 Tysons Boulevard, Suite 1300 McLean, VA 22102 (703) 918-4480

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

[X] Yes	[ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

The number of shares outstanding of Alion Science and Technology Corporation common stock as of July 4, 2003, was:

Common Stock	2,731,842

ALION SCIENCE AND TECHNOLOGY CORPORATION
FORM 10-Q INDEX
FOR QUARTERLY PERIOD ENDED JULY 4, 2003

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALION SCIENCE AND TECHNOLOGY CORPORATION
Consolidated Balance Sheets
As of July 4, 2003 (unaudited) and September 30, 2002
(In thousands, except share information)

	July 4,	September 30,
	2003	2002

	(unaudited)
Assets
Current assets:
Cash	$1,714	$6
Restricted cash	5	—
Accounts receivable, less allowance of $2,691 in 2003	38,478	—
Note receivable from Trust	1	1
Other current assets	2,986	—

Total current assets	43,184	7
Fixed assets, net	8,977	—
Intangible assets, net	25,145	—
Goodwill	62,960	—
Other assets	245	—

Total assets	$140,511	$7

Liabilities and Shareholder’s Equity
Current liabilities:
Note payable to bank	$—	$10
Note payable to officer	1	1
Current portion of senior note payable	6,250	—
Trade accounts payable and accrued liabilities	8,202	—
Accrued payroll and related liabilities	12,010	86
Advance payments	5	—
ESOP liabilities	1,238	—
Billings in excess of costs and estimated earnings on uncompleted contracts	426	—

Total current liabilities	28,132	97
Long-term debt, excluding current portion	1,244	—
Senior note payable, excluding current portion	25,447	—
Mezzanine note payable	17,517	—
Subordinated note payable	33,254	—
Agreement with officer	738	—
Accrued post retirement benefit obligation	2,604	—
Redeemable common stock warrants	10,042	—

Total liabilities	118,978	97
Shareholder’s equity:
Common stock, $0.01 par value, 15,000,000 shares authorized, 2,737,090 shares and 100 shares issued and 2,731,842 and 100 shares outstanding at July 4, 2003, and September 30, 2002, respectively	27	—
Additional paid-in capital	27,464	1
Treasury stock, 5,248 shares, at cost	(58)	—
Accumulated deficit	(5,900)	(91)

Total shareholder’s equity (deficit)	21,533	(90)

Total liabilities and shareholder’s equity	$140,511	$7

See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION
Consolidated Statements of Operations
For the 16-Week and 40-Week Periods Ended July 4, 2003 and July 5, 2002
(In thousands, except share and per share information)
(Unaudited)

	For the 16-Week Period		For the 40-Week Period

	Ended	Ended	Ended	Ended
	July 4, 2003	July 5, 2002	July 4, 2003	July 5, 2002

Contract revenue	$65,134	$—	$114,139	$—
Direct contract expense	47,459	—	83,490	—

Gross profit	17,675	—	30,649	—

Operating expenses:
Indirect contract expense	3,588	—	6,436	—
Research and development	50	—	69	—
General and administrative	8,046	38	13,355	38
Non — recurring transaction expense	174	—	726	—
Rental and occupancy expense	2,541	—	4,634	—
Depreciation and amortization	3,797	—	6,616	—
Bad debt expense (recovery)	(700)	—	(545)	—

Total operating expenses	17,496	38	31,291	38

Operating income (loss)	179	(38)	(642)	(38)
Other income (expense):
Interest income	9	—	12	—
Interest expense	(2,603)	—	(4,826)	—
Other	(278)	—	(353)	—

Loss before income taxes	(2,693)	(38)	(5,809)	(38)
Income tax expense	—	—	—	—

Net loss	$(2,693)	$(38)	$(5,809)	$(38)

Basic and diluted loss per share	$(1.00)

Basic and diluted weighted average common shares outstanding	2,693,056

See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION
Pro Forma Consolidated Statements of Operations
For the 16-Week and 40-Week Periods Ended July 4, 2003 and July 5, 2002
(In thousands, except share and per share information)
(Unaudited)

	Pro Forma		Pro Forma
	For the 16-week Period		For the 40-week Period

	Ended	Ended	Ended	Ended
	July 4, 2003	July 5, 2002	July 4, 2003	July 5, 2002

Contract revenue	$65,134	$64,485	$161,404	$153,039
Direct contract expense	47,459	46,967	118,145	111,890

Gross profit	17,675	17,518	43,259	41,149

Operating expenses:
Indirect contract expense	3,588	3,534	9,004	8,328
Research and development	50	196	105	401
General and administrative	8,046	5,999	18,240	15,372
Non—recurring transaction expense	174	2,122	6,562	3,200
Rental and occupancy expense	2,541	2,612	6,835	6,458
Depreciation and amortization	3,797	3,910	9,499	9,458
Bad debt expense (recovery)	(700)	90	(425)	99

Total operating expense	17,496	18,463	49,820	43,316

Operating income (loss)	179	(945)	(6,561)	(2,167)
Other income (expense):
Interest income	9	9	34	24
Interest expense	(2,603)	(3,071)	(6,980)	(7,406)
Other	(278)	(96)	(374)	(152)

Loss before income taxes	(2,693)	(4,103)	(13,881)	(9,701)
Income tax expense	—	(168)	(27)	(534)

Net loss	$(2,693)	$(4,271)	$(13,908)	$(10,235)

Pro forma basic and diluted loss per share	$(1.00)	$(1.66)	$(5.30)	$(3.97)

Pro forma basic and diluted weighted average common shares outstanding	2,693,056	2,575,508	2,622,527	2,575,508

See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION
Consolidated Statement of Shareholder’s Equity (Deficit)
For the 40-Week Period Ended July 4, 2003
(In thousands, except share information)
(Unaudited)

			Additional
	Common	Common	Paid-in	Treasury	Treasury	Accumulated
	Shares	Stock	Capital	Shares	Stock	Deficit	Total

Balances at September 30, 2002	100	$—	$1	—	$—	$(91)	$(90)
Issuance of common stock to KSOP Trust at December 20, 2002	2,575,408	26	25,728	—	—	—	25,754
Issuance of common stock to KSOP Trust at March 31 and May 31, 2003	161,582	1	1,735	—	—	—	1,736
Purchases of 5,248 shares of common stock from KSOP Trust at June 25, 2003	—	—	—	5,248	(58)	—	(58)
Net loss, 40-week period ended July 4, 2003	—	—	—	—		(5,809)	(5,809)

Balances at July 4, 2003	2,737,090	$27	$27,464	5,248	$(58)	$(5,900)	$21,533

See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION
Consolidated Statements of Cash Flows
For the 40-Week Periods Ended July 4, 2003 and July 5, 2002
(In thousands)
(unaudited)

	For the 40-Week Period

	Ended	Ended
	July 4, 2003	July 5, 2002

Cash flows from operating activities
Net loss	$(5,809)	$(38)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,616	—
Accretion of debt to face value	718	—
Amortization of debt issuance costs	247	—
Change in fair value of redeemable common stock warrants	(266)	—
(Gain) loss on investments	(71)	—
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable, net	8,822	—
Other assets	798	1
Trade accounts payable and accruals	1,121	—
Other liabilities	(822)	37

Net cash provided by operating activities	11,354	—
Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	(59,944)	—
Capital expenditures	(998)	—

Net cash used in investing activities	(60,942)	—
Cash flows from financing activities:
Proceeds from senior note payable	35,000	—
Payment of debt issuance costs	(1,700)	—
Repayment of senior note payable	(1,850)	—
Proceeds from note due to officer	—	1
Loan to Trust	—	(1)
Repayments under IITRI revolving credit agreement	(6,185)	—
Purchase of interest rate cap agreement	(245)	—
Cash paid for Daedalic acquisition earn out	(155)	—
Stock redemption	(58)	—
Issuance of common stock to Trust	26,489	1

Net cash provided by financing activities	51,296	1
Net increase in cash	1,708	1
Cash at beginning of period	6	—

Cash at end of period	$1,714	$1

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,564	$—

Non-cash financing activities:

Mezzanine note and warrants issued in connection with acquisition of selected operations of IITRI	$20,343	$—
Subordinated note and warrants issued in connection with acquisition of selected operations of IITRI	39,900	—
Bank debt assumed in connection with the acquisition of selected operations of IITRI	6,185	—
IITRI transaction costs assumed in connection with the acquisition of selected operations of IITRI	783	—
Additional non-cash consideration paid in connection with acquisition of selected operations of IITRI	1,798	—
Deferred compensation arrangement with officer	857	—
Common Stock issued to ESOP Trust in satisfaction of employer contribution liability	1,001

See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interim periods ended July 4, 2003 and July 5, 2002 (unaudited)

1.	Description and Formation of the Business

     Alion Science and Technology Corporation (Alion or the Company) provides scientific and engineering expertise to research and develop technological solutions for problems relating to national defense, public health, and safety. The Company provides these services primarily to agencies of the federal government and, to a much lesser extent, to commercial and international customers.

     Alion, a for-profit S Corporation, was formed in October 2001 for the purpose of purchasing substantially all of the assets and assuming certain of the liabilities of IIT Research Institute (IITRI), a not-for-profit membership corporation.

     On December 20, 2002, Alion completed the acquisition of substantially all of IITRI’s assets and the assumption of certain of its liabilities (the Transaction) for an aggregate cost of approximately $127.9 million. The purchase price included cash and notes issued to IITRI aggregating $119.4 million, the assumption of $6.2 million of IITRI bank debt and reimbursement of $2.3 million of IITRI’s transaction costs included in the liabilities assumed by Alion in the Transaction. See Note 12.

2.	Basis of Presentation

     The accompanying unaudited consolidated financial statements include the accounts of Alion and its wholly-owned subsidiary Human Factors Applications, Inc. (HFA) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial information. Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 40-week interim period ended July 4, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2003. For further information, refer to the consolidated financial statements and notes thereto included in Post-Effective Amendment No. 3 to the Company’s registration statement on Form S-1 filed with the SEC on March 24, 2003.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ from those estimates.

3.	Summary of Significant Accounting Policies

Fiscal and Interim Periods

     The Company’s fiscal year ends on September 30. The Company operates on a 13-period fiscal year consisting of three, four-week periods in its first interim period; three, four-week periods in its second interim period; four, four-week periods in its third interim period; and the balance of the fiscal year of approximately three, four-week periods in its fourth interim period. Accordingly, comparisons between interim periods will need to consider the differing lengths of the third and fourth interim periods.

Revenue Recognition

     Alion’s revenue results from research and support services under a variety of contracts, some of which provide for reimbursement of costs plus fees and others of which are fixed-price or time-and-material type contracts. The company generally recognizes revenue when a contract has been executed, the contract price is fixed and determinable, delivery of the services or products has occurred and collectibility of the contract price is considered probable.

     Revenue on cost-plus contracts is recognized as costs are incurred plus a proportionate share of the fees earned. The Company uses the percentage of completion method to recognize revenue on fixed-price contracts based on costs incurred in relation to total estimated costs. Revenue on time-and-material contracts is recognized at contractually billable rates as labor hours and direct expenses are incurred. From time to time, facts develop that require Alion to revise its estimated total costs or expected revenue. The cumulative effect of the revised estimates is recorded in the period in which the facts requiring revision become known. The full amount of anticipated losses on any type of contract are recognized in the period in which they become known.

Restricted Cash

     Restricted cash represents short-term restricted cash received from a customer as an advance payment on a contract. This short-term restricted cash is utilized as work is performed in accordance with the contract.

Property, Plant and Equipment

     Leasehold improvements, software and equipment are recorded at cost. Expenditures for maintenance and repairs are charged to current operations. Software and equipment are depreciated over their estimated useful lives (3 to 15 years for the various classes of software and equipment) generally using the straight-line method. Leasehold improvements are amortized on a straight-line basis over the life of the lease. Upon sale or retirement of an asset, cost and related accumulated depreciation are deducted from the accounts, and any attendant gain or loss is recognized in the consolidated statement of operations.

Income Taxes

     Under Subchapter S of the Internal Revenue Code, the stockholder of the Company will include the Company’s income in its own income for Federal and most state income tax purposes. Accordingly, the Company is not subject to Federal and most state income taxes.

Recently Issued Accounting Pronouncements

     In November 2002, the Financial Accounting Standards Board (FASB) released FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that a guarantor recognize a liability for the fair value of an obligation assumed under a guarantee. This interpretation also discusses additional disclosures to be made in the interim and annual financial statements of the guarantor about obligations under certain guarantees. The initial measurement and recognition requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for the Company in its consolidated financial statements for interim periods during fiscal 2003. The adoption of FIN 45 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

     In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and is not expected to have a material impact on the Company’s financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument having characteristics of both liabilities and equity as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement is not expected to have a significant impact on the Company’s financial position or results of operations.

Reclassifications

     Certain reclassifications have been made to previously reported balances to conform with the current-period presentation.

4.	Earnings (Loss) Per Share

     Pro forma earnings (loss) per share have been computed as though the 2,575,408 shares sold by the Company to the employee stock ownership plan (ESOP) component of its Employee Ownership Savings and Investment Plan (KSOP) on December 20, 2002 to fund the Transaction described in Note 1 were outstanding for the entire pro forma periods presented. Prior to the sale of shares of common stock to the ESOP, the Company’s capital structure consisted of 100 shares of common stock issued and outstanding. Accordingly, historical earnings per share information for periods prior to the Transaction has not been presented as it is not indicative of the Company’s capital structure.

5.	Goodwill and Intangible Assets

     The Company accounts for goodwill and other intangible assets in accordance with the provisions of SFAS No. 142, which requires, among other things, the discontinuance of goodwill amortization and at least an annual review for impairment. The Company has elected to perform this review at the end of each fiscal year. The accompanying pro forma statements of operations exclude historical goodwill amortization expense.

     As a result of the Transaction described in Note 1, the Company recorded goodwill of approximately $63.0 million, which will be subject to an annual impairment review. The Company also recorded intangible assets of approximately $30.6 million, comprised primarily of purchased contracts that have an estimated useful life of three years and are amortized using the straight-line method.

6.	Redeemable Common Stock Warrants

     In connection with the issuance of the Mezzanine Note, Subordinated Note, and the Deferred Compensation Agreement described in Note 7, the Company issued 524,229, 1,080,437, and 22,062, respectively, detachable redeemable common stock warrants (the Warrants) to the holders of the notes. The Warrants have an exercise price of $10.00 per share and are exercisable until the sixth anniversary of the issue date for the warrants associated with the Mezzanine Note and the Deferred Compensation Agreement and until the eighth anniversary of the issue date for the warrants associated with the Subordinated Note.

The holders are able to sell the warrants back to the Company, at predetermined times, at the then-current fair value of the common stock less the exercise price. The Warrants are classified as debt instruments in accordance with Emerging Issues Task Force No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. The estimated fair value of the Warrants was recorded as a discount to the face value of the notes issued and as a liability in the accompanying consolidated balance sheet. The Warrants are re-measured each reporting period and the subsequent reduction in fair value of approximately $0.3 million was recorded through the consolidated statements of operations for the 40-week period ended July 4, 2003.

7.	Long-term Debt

     On December 20, 2002, the Company executed a senior credit agreement among LaSalle Bank National Association, US Bank, National Cooperative Bank, Orix Financial Services, Inc. and BB&T Bank to refinance and replace IITRI’s prior credit arrangements and to finance, in part, the Transaction. The credit agreement consists of a $25.0 million revolving credit facility and a $35.0 million term loan. All principal obligations under the revolving credit facility are to be repaid in full no later than December 20, 2007. The senior credit facility is secured by a first priority, perfected security interest in all of Alion’s current and future tangible and intangible property.

     Principal repayments under the term loan are payable in quarterly installments, yielding annual repayments in the following amounts:

Year 1	$5.0 million
Year 2	$5.0 million
Year 3	$7.5 million
Year 4	$8.5 million
Year 5	$9.0 million

     For the periods until the lenders receive the compliance certificate and audited financial statements for the fiscal year ended September 30, 2003, Alion’s borrowings under the senior credit facility will bear interest at either of two floating rates at the Company’s choice: an annual rate equal to the Eurodollar rate plus 350 basis points, or the LaSalle Bank prime rate (base rate) plus 200 basis points. After the lenders receive the Company’s audited financial statements for the fiscal year ending September 30, 2003, the interest rate will equal the Eurodollar rate or the prime rate plus varying margins based on the Company’s leverage ratio.

     Effective February 14, 2003, the Company exercised its right to elect that the term note bear interest at a Eurodollar rate. This election does not affect the interest rate applicable to amounts borrowed under the revolving line of credit. As a result, interest under the term note is payable at the LaSalle Bank prime rate plus 200 basis points up through February 14, 2003. Thereafter and until the lenders receive the Company’s audited financial statements for the fiscal year ending September 30, 2003, the term note bears interest at the Eurodollar rate plus 350 basis points.

     The Company and one of its senior lenders entered into an interest rate cap agreement effective as of February 3, 2003. Under this agreement, the Company’s maximum effective rate of interest payable on the first $25 million of principal under its term note will not exceed six percent. The senior lender counterparty to the cap agreement will semiannually calculate and reimburse the Company for all interest payments in excess of this six percent ceiling. This cap agreement expires February 3, 2007. The Company records changes in the fair value of the interest rate cap in the consolidated statements of operations. The fair value of the cap was approximately $0.2 million as of July 4, 2003.

     On December 20, 2002, the Company issued a mezzanine note to IITRI with a face value of approximately $20.3 million. The mezzanine note served as part of the consideration for the IITRI acquisition. It is junior to the senior credit facility, but ranks senior to the subordinated note. The Company must pay the outstanding mezzanine note principal in a lump sum on December 20, 2008. Each quarter, the Company must pay interest on the mezzanine note, in cash, at a rate of 12 percent per year, based on a 360-day year of twelve 30-day months.

     Also on December 20, 2002, the Company issued a seller note to IITRI (the subordinated note), with a face value of $39.9 million as part of the purchase price for the IITRI acquisition. The subordinated note bears interest at a rate of six percent per year through December 2008 payable quarterly by the issuance of non-interest bearing notes, called paid-in-kind or PIK notes which mature at the same time as the subordinated note. Issuance of the PIK notes will have the effect of deferring the underlying cash interest expense on the subordinated note. The PIK notes do not bear interest and therefore will not have the effect of compounding any interest on these payment obligations. Commencing December 2008, the subordinated note will bear interest at 16% per year payable quarterly in cash until repayment in full of the subordinated note. Principal on the subordinated note is payable in equal installments of $19.95 million in December 2009 and December 2010; the PIK notes are also due in equal installments of $7.2 million on these same dates.

     On December 20, 2002, the Company entered into a $0.9 million deferred compensation agreement with Dr. Bahman Atefi, an officer and director of the Company. The payment terms of the deferred compensation agreement are substantially equivalent to those of the mezzanine note.

     Under the terms of the senior credit facility and the mezzanine note, the Company is subject to covenants including financial covenants with respect to minimum fixed charge coverage, maximum total senior leverage, maximum total leverage, maximum capital expenditures, minimum EBITDAE, as defined, and other customary covenants. The Company was in compliance with the covenants as of July 4, 2003.

8.	Stock Appreciation Rights

     Alion’s board of directors adopted a Stock Appreciation Rights (SAR) Plan in November 2002. The SAR plan has a term of ten years. Awards may be granted under the plan to directors, officers, and employees. Outstanding SAR awards cannot exceed the equivalent of ten percent of the Company’s outstanding shares of common stock on a fully diluted basis. A grantee has the right to receive payment upon exercise equal to any appreciation in the fair market value of a share of Alion common stock from the grant date to the exercise date based on the most recent valuation of the shares of common stock held by the ESOP. Awards vest at 20% per year for employees. Awards to members of the Company’s board of directors, other than Dr. Atefi, vest ratably over each member’s then-current term of office. SARs may be exercised at any time after grant to the extent they have vested. As of July 4, 2003, the Company had issued 96,950 SARs with an exercise price of $10.00 per share. All grants were effective December 23, 2002 except for 1,000 SARs issued on February 11, 2003. The Company recognized approximately $0.05 million in compensation expense through July 4, 2003 related to this plan representing the estimated fair value of the SARs.

9.	Phantom Stock Program

     In February 2003, the compensation committee of Alion’s board of directors approved the Company’s phantom stock plan which was subsequently adopted by the full board of directors. Phantom stock refers to hypothetical shares of Alion common stock. Upon vesting, recipients are entitled to receive an amount of money equal to the product of the number of hypothetical shares vested and the then-current value of Alion common stock, based on the most recent valuation of the shares of common stock held by the ESOP.

     The phantom stock plan has a term of ten years. The board of directors and the compensation committee may each grant key management employees awards of phantom stock. Phantom stock awards vest according to the following schedule:

Anniversary from Grant Date	Vested Amount

3rd	1/2
4th	1/4
5th	1/4

     Vesting of awards may be accelerated for events, such as a change in control (as defined in the plan) or if an employee becomes disabled or dies. Acceleration may entitle the affected employee to vest immediately in 100% of all phantom stock that has been awarded.

     As of July 4, 2003 the Company had issued an aggregate of 171,000 shares of phantom stock. No voting or other rights are associated with phantom stock. Through July 4, 2003, the Company recorded approximately $0.2 million in compensation expense representing the estimated fair value of phantom stock..

10.	Commitments and Contingencies

     At the closing of Alion’s acquisition of IITRI’s assets, the Company assumed responsibility for and acquired all claims related to the following litigation relating to IITRI’s purchase of AB Technologies, Inc.

     On September 16, 2002, IITRI filed a lawsuit against Clyde Andrews and William Bewley, former shareholders of AB Technologies, Inc., in the U.S. District Court for the Eastern District of Virginia.

     The lawsuit seeks to compel the defendants to submit disputed issues to an independent accounting firm, in accordance with the terms of the asset purchase agreement. The Company also seeks declaratory judgment that it is entitled to a downward adjustment to the purchase price of approximately $1.1 million and a finding that it properly computed the earnout required by the asset purchase agreement.

     Messrs. Andrews and Bewley filed a lawsuit against IITRI for breach of the AB Technologies asset purchase agreement claiming at least $8.2 million in damages. The Andrews-Bewley lawsuit was removed to federal court and consolidated into IITRI’s lawsuit. The federal court stayed the litigation and ordered both parties to submit the dispute to the independent accounting firm of Grant Thornton for arbitration. Discovery is in process; the arbitrator is attempting to schedule a final hearing of this matter for October 2003.

     On February 28, 2003, Alion filed a lawsuit against Isovac Products, L.L.C., Inteledatics, Inc., James R. Gauger, George L. Stefanek and Joseph J. Petrovic in the Circuit Court of Cook County, Illinois, Chancery Division. Messrs. Gauger, Stefanek and Petrovic were formerly employed by IITRI. Alion is seeking exemplary damages and an injunction barring the defendants from using the Company’s trade secrets related to a mobile rescue device named the Emergency Personal Isolation and Containment Pod. Discovery is proceeding in this case. A detailed discussion of this matter can be found in Part II — Other Information, Item 1, Legal Proceedings, of this document.

     Other than the foregoing, the Company is not involved in any legal proceeding other than routine legal proceedings occurring in the ordinary course of business. The Company believes that these routine legal proceedings, in the aggregate, are not material to its financial condition and results of operations.

     As a government contractor, the Company may be subject from time to time to federal government inquiries relating to its operations as well as audits by the Defense Contract Audit Agency. Contractors found to have violated the False Claims Act, or who are indicted or convicted for violations of other federal laws, may be suspended or debarred from contracting with the federal government for some period. Such an event could also result in fines or penalties. Given the Company’s dependence on federal government contracts, suspension or debarment could have a material adverse effect on it. The Company is not aware of any such pending federal government claims or investigations.

11.	Segment Information and Customer Concentration

     The Company operates in one segment, delivering a broad array of scientific and engineering expertise to research and develop technological solutions for problems relating to national defense, public health and safety under contracts with the U.S. Government, state and local governments, and commercial customers. The Company’s federal government customers typically exercise independent contracting authority. Even an office or division within an agency or department may use the Company’s services as a separate customer directly, or through a prime contractor, so long as that office or division has independent decision-making and contracting authority within its organization.

     Revenue from services provided to various agencies of the U.S. Government by the Company represented $158.5 million or approximately 98%, and $150.3 million or approximately 98%, of revenue for the pro forma 40-week interim periods ended July 4, 2003 and July 5, 2002, respectively. Contract receivables from agencies of the U.S. Government represented approximately $38.0 million, or approximately 92%, of accounts receivable at July 4, 2003.

     During the pro forma 40-week interim period ended July 4, 2003, there were no sales by the Company to any customer within any other country other than the United States, where such sales accounted for 10% or more of contract revenue. The Company treats sales to U.S. Government customers as sales within the United States regardless of where the services are performed. Substantially all of the Company’s assets were located within the United States for the interim period ended July 4, 2003.

12.	Acquisition and Pro Forma Information

     On December 20, 2002, Alion acquired substantially all of the assets and assumed certain of the liabilities of IITRI, excluding the assets and liabilities of IITRI’s Life Sciences Operation, for approximately $127.9 million. The price included cash and notes issued to IITRI aggregating $119.4 million, the assumption of $6.2 million of IITRI bank debt and reimbursement of $2.3 million of IITRI’s transaction costs included in the liabilities assumed by Alion in the Transaction. The Company formed the Alion Employee Ownership, Savings and Investment Plan containing an ESOP component to facilitate the Transaction. The Company funded the Transaction by the sale of common stock to the ESOP and with proceeds from the debt instruments described in Note 7. The ESOP trustee, State Street Bank and Trust Company, used $25.8 million in proceeds from Alion employee rollovers into the ESOP to acquire 100% of the Company’s outstanding common stock (approximately 2.58 million shares). The Company used the purchase method to account for the acquisition. The acquisition occurred on the last day of the Company’s twelve-week interim period ended December 20, 2002. Accordingly, the accompanying consolidated statements of operations include the results of operations of the acquired business subsequent to December 20, 2002. The Company allocated the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The purchase price allocation is preliminary and subject to change. The Company is currently completing its analysis of intangible assets acquired and estimated fair values of certain fixed assets acquired.

     The pro forma consolidated statements of operations for the 16-week and 40-week interim periods ended July 4, 2003, and the 16-week and 40-week interim periods ended July 5, 2002 have been prepared by giving effect to the following transactions as if those transactions had been consummated on October 1, 2002 and 2001, respectively:

•	The incurrence of debt with detachable warrants to purchase common stock as described in Notes 6 and 7;

•	The consummation of the Transaction, accounted for using the purchase method; and

•	The purchase of common stock by the ESOP.

     The pro forma consolidated statements of operations include pro forma adjustments to:

•	Reverse historical amortization expense related to pre-Transaction goodwill and deferred gain on sale of property,

•	Record the depreciation expense of acquired assets,

•	Record the amortization of identifiable intangible assets,

•	Record interest expense on debt issued to finance the Transaction,

•	Record the amortization of debt issuance costs, and

•	Record the accretion of debt to face value to reflect the discount for the estimated fair value of warrants issued.

     The pro forma information does not purport to be indicative of the results of operations that would have actually been obtained if the Transaction had occurred on the dates indicated or the results of operations that will be reported in the future.

13.	Related Party Transactions

     On March 28, 2003, an officer of the Company purchased a portion of the Company’s mezzanine notes owned by IITRI for $750, their face value, along with warrants to purchase 19,327 shares of Alion’s common stock at an exercise price of $10.00 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the Company’s financial condition and results of operations should be read together with the consolidated financial statements and the notes to those statements. This discussion contains forward-looking statements that involve risks and uncertainties. These statements relate to the Company’s future plans, objectives, expectations and intentions and are for illustrative purposes only. These statements may be identified by the use of words such as “believe,” “expect,” “intend,” “plan,” “anticipate,” “likely,” “will,” “pro forma,” “forecast,” “projections,” and similar expressions.

     Factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following:

•	Changes to the ERISA laws related to the Company’s Employee Ownership, Savings and Investment Plan;

•	Changes to the tax laws relating to the treatment and deductibility of goodwill, the Company’s subchapter S status, or any change in the Company’s effective tax rate;

•	Additional costs associated with compliance with the Sarbanes-Oxley Act of 2002, including any changes in the SEC’s rules, and other corporate governance requirements;

•	Failure of government customers to exercise options under contracts;

•	Funding decisions relating to U.S. Government projects;

•	Government contract procurement (such as bid protest) and contract termination risks;

•	Competitive factors such as pricing pressures;

•	Competition to hire and retain employees;

•	Results of current and/or future legal proceedings;

•	Results of government agency proceedings which could arise out of the Company’s operations (including the Company’s contracts with government agencies) and the attendant risks of fines, liabilities, penalties, suspension and/or debarment;

•	Material changes in laws or regulations applicable to the Company’s businesses; and

•	Other risk factors discussed in Post-Effective Amendment No. 3 to the Company’s registration statement on Form S-1 filed with the SEC on March 24, 2003.

     Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s view only as of July 4, 2003. The Company undertakes no obligation to update any of the forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise.

Critical Accounting Estimates and Policies

     The Company’s significant accounting policies are described in Note 3 to the consolidated financial statements for the interim period ended July 4, 2003, included herein and in the Notes to the Consolidated Financial Statements of Selected Operations of IITRI, the business the Company acquired, included in Post-Effective Amendment No. 3 to the Company’s registration statement on Form S-1 (No. 333-89756) filed with the SEC on March 24, 2003.

     Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, which potentially produce materially different results under different assumptions and conditions. Application of these policies is a critical element in the portrayal of the Company’s financial condition and results of operations. The discussion and analysis of the Company’s financial condition and results of operations are based on its consolidated interim financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated interim financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions.

     The Company’s critical accounting policies are set forth below:

Revenue Recognition, Cost Estimation and Payment

     The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the contract price is fixed or determinable, and collectibility is reasonably assured. The Company has a standard internal process that it uses to determine whether all required criteria for revenue recognition have been met. This process includes a monthly review of contract revenues and expenses by several levels of management that covers, among other matters, progress against schedule, project staffing and levels of effort, risks and issues, subcontract management, incurred and estimated costs, and disposition of prior action items. This monthly internal review is designed to determine whether the overall progress on a contract is consistent with the effort expended and revenue recognized to date.

     The Company’s revenues consist primarily of payments for the work of its employees, and to a lesser extent, related costs for materials and subcontract efforts under contracts with its customers. Cost of services consists primarily of compensation expenses for program personnel, the fringe benefits associated with this compensation, and other direct expenses incurred to complete programs, including cost of materials and subcontract efforts.

     The Company derives the majority of its revenue from cost-plus-fixed-fee, cost-plus-award-fee, time-and-material, or firm-fixed price contracts. Absent evidence to the contrary, the Company recognizes revenue as follows. Under cost-plus-fixed-fee and cost-plus-award-fee contracts, the Company recognizes revenue as costs are incurred including an estimate of applicable fees earned. For time-and-material contracts, the Company calculates revenue by multiplying the number of direct labor-hours expended in the performance of the contract by contract billing rates plus other billable direct costs. For firm-fixed-price contracts, the Company uses the percentage of completion method to estimate revenue on the basis of costs incurred compared to estimated total costs, or as appropriate, upon delivery of specific products or services. Performance incentives are incorporated in certain contracts which yield increased or decreased revenue based on actual performance compared to established targets. Incentives based upon cost performance are recorded when earned. Other incentives and awards are recorded when the amounts are earned and reasonably determined, or are awarded. In certain circumstances, revenues are recognized when contract amendments have not been finalized. Prior to agreeing to commence work directed by a customer and before receipt of a written modification or amendment to an existing contract, the Company requires documentation assessing the probability of a modification being timely executed and its ability to subsequently collect payment from that customer.

     Contract revenue recognition inherently involves estimation. Examples of estimates include the contemplated level of effort to accomplish the tasks under contract, the cost of the effort, and the ongoing assessment of the Company’s progress towards completing the contract. From time to time facts develop that require the Company to revise its estimated total costs or revenues. In most cases, these revisions relate to changes in the contractual scope of the Company’s work. To the extent that a revised estimate affects contract profit or revenue previously recognized, the Company records the cumulative effect of the revision in the period in which the facts requiring the revision become known. The Company recognizes anticipated losses in the accounting period in which they are first determined.

     For the 40-week interim period ended July 4, 2003, the Company derived approximately 64%, 20% and 16% of its revenue from cost-plus, time-and-material and fixed-price contracts, respectively. For the pro-forma 40-week interim period ended July 5, 2002, the Company derived approximately 60%, 22% and 18%, of its revenue from cost-plus, time and material, and fixed-price contracts, respectively.

     The Company’s most significant expense is its cost of services, which consists primarily of direct labor costs for program personnel and direct expenses incurred to complete contracts, including materials and subcontract efforts. The Company’s ability to accurately predict personnel requirements, salaries and other costs, as well as to manage personnel levels and successfully re-deploy personnel, can have a significant impact on the Company’s cost of services. Overhead costs consist primarily of indirect costs such as facility lease expenses, indirect labor expenses, supplies and other office expenses in support of the Company’s direct contract activities. General and administrative expenses consist primarily of costs associated with the Company’s management, finance and administrative groups; personnel training; sales and marketing expenses including bid and proposal efforts; and certain occupancy, travel and other corporate costs.

     The Company earns the majority of its revenue under contracts with various departments and agencies, or prime contractors, of the federal government. Certain revenues and payments the Company receives are based on provisional billings and payments subject to adjustment under audit. Federal government agencies and departments have the right to challenge the Company’s cost estimates and allocation methods with respect to government contracts. Contracts with such agencies are subject to audit and possible adjustment for unallowable costs under cost-type contracts or other regulatory requirements affecting both cost-type and fixed-price contracts.

Goodwill and Identifiable Intangible Assets

     Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired companies. As a result of the acquisition of substantially all of the assets and certain of the liabilities of IITRI on December 20, 2002, the Company recorded approximately $63.0 million of goodwill and approximately $30.6 million of intangible assets. In accordance with the provisions of SFAS No. 142, the Company no longer amortizes goodwill. However, goodwill must be reviewed at least annually for impairment. The Company has elected to perform its annual review at the end of each fiscal year. If the carrying value of the Company’s goodwill were to exceed the fair value at some time in the future, the Company would be required to report goodwill impairment charges as an operating expense in its statement of operations. Whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable, the Company must conduct an impairment assessment of its goodwill and identifiable intangible assets. Factors that could trigger an impairment review include:

•	Significant underperformance relative to expected historical or projected future operating results;

•	Significant changes in the manner of use of the acquired assets or the strategy for the overall business;

•	Significant negative industry or economic trends; and

•	Significant decline in Alion’s stock price for a sustained period.

     When it appears that the carrying value of intangibles or goodwill might not be recoverable based on one or more of the above criteria, management will use projected discounted cash flow, independent valuation or other means to measure any impairment.

Pro Forma Comparisons of Results of Operations

     Alion completed the acquisition of substantially all of the assets and certain of the liabilities of IITRI on December 20, 2002, the last day of the Company’s first interim period. The following discussion and analysis of results of operations relates to pro forma results of operations for the periods described, assuming that the acquisition had been consummated on the first day of each fiscal year (i.e. October 1, 2001 and October 1, 2002, respectively). Results for the 16-week period ended July 4, 2003, included in the following discussions, represent actual results of operations as the acquisition occurred prior to the first day of the interim period.

     The following table sets forth, for each period indicated, the percentage of the Company’s revenue derived from each of its major types of customers.

	Pro Forma
	For the 40-week period ended

	July 4, 2003	July 5, 2002

Department of Defense	93.6%	90.0%
Federal Civilian Agencies	4.6	8.2
Commercial / State / Local	1.8	1.8

Total	100.0%	100.0%

Results of Operations

For the 16-Week Interim Period Ended July 4, 2003 Compared to the Pro Forma 16-Week Interim Period Ended July 5, 2002

     Revenue. Revenue increased $0.6 million, or approximately 1.0%, to $65.1 million for the interim period ended July 4, 2003, from $64.5 million for the interim period ended July 5, 2002. During the period, the Company experienced difficulty hiring enough highly qualified personnel to meet customer demands. The net increase is attributable primarily to additional work performed under contracts that were in existence during the prior year. As a percentage of revenue, material and subcontract revenue accounted for approximately 22.6% of the Company’s revenue for the interim period ended July 4, 2003, compared with 24.9% for the interim period ended July 5, 2002 representing a decrease in revenue of approximately $1.4 million.

     The following activities involved sizeable revenue increases during the period:

Demilitarization support services to the U.S. Army’s Newport Chemical Agent Disposal Facility	$2.3 million increase

Additional services under the Modeling and Simulation Information Analysis Center contract with the Department of Defense	$1.7 million increase

Support to the Joint Spectrum Center of the Department of Defense	$1.4 million increase

     The following activity involved a sizeable revenue decrease during the period:

Decline in support to the Internal Revenue Service on various contracts and subcontracts	$2.1 million decrease

     Direct Contract Expense. Direct contract expense increased approximately $0.5 million, or 1.1%, to approximately $47.5 million for the interim period ended July 4, 2003, from $47.0 million for the interim period ended July 5, 2002. Direct contract expense as a percentage of revenue was approximately 72.9% for the interim period ended July 4, 2003 and approximately 72.8% for the interim period ended July 5, 2002. Direct labor costs for the interim period ended July 4, 2003, increased by approximately 8.7% or $2.6 million when compared to the interim period ended July 5, 2002 due to an increase in personnel, primarily to support the contracts discussed above. Other direct contract costs decreased by approximately 21.0% or $0.5 million when compared to the interim period ended July 5, 2002 as a result of varying contract requirements. Material and subcontract costs decreased approximately $1.6 million, or approximately 11.0%, to $12.9 million for the interim period ended July 4, 2003, compared to approximately $14.5 million for the interim period ended July 5, 2002.

     Gross Profit. Gross profit increased approximately $0.2 million, or 1.1%, to approximately $17.7 million for the interim period ended July 4, 2003, from approximately $17.5 million for the period ended July 5, 2002. Gross profit margin as a percentage of revenue remained constant at 27.2% for the interim periods ended July 4, 2003 and July 5, 2002.

     Operating Expense. Operating expense, net of depreciation and amortization expense, and non-recurring Transaction-related expense increased approximately $1.1 million, or approximately 8.9%, to approximately $13.5 million for the interim period ended July 4, 2003, from approximately $12.4 million for the interim period ended July 5, 2002. As a component of operating expense, general and administrative expense increased approximately $2.0 million, or approximately 33.3%, to $8.0 million for the interim period ended July 4, 2003, compared to approximately $6.0 million for the interim period ended July 5, 2002. This increase includes costs for regulatory compliance, legal support, and financial reporting to support the Company’s growth and the increased complexity of its business. As a percentage of revenue, general and administrative expense increased to approximately 12.4% for the interim period ended July 4, 2003, compared to 9.3% for the interim period ended July 5, 2002. Bad debt expense decreased approximately $0.8 million. Approximately $0.5 million of the change was due to the resolution of a contractual dispute during the period; the balance of the change was attributable to a significant improvement in collecting accounts receivable. Research and development expenses decreased to approximately $0.05 million for the period ended July 4, 2003, from $0.2 million for the period ended July 5, 2002.

     Non-recurring Transaction-Related Expense. Non-recurring Transaction-related expense (e.g. third party legal, accounting, and finance) was approximately $0.2 million and $2.1 million for the interim periods ended July 4, 2003 and July 5, 2002, respectively.

     Depreciation and Amortization. Depreciation and amortization expense decreased approximately $0.1 million to approximately $3.8 million for the interim period ended July 4, 2003 from approximately $3.9 million for the interim period ended July 5, 2002. In each respective interim period, approximately $3.1 million of amortization expense was related to purchased customer contracts and $0.1 million of depreciation expense was related to the fair market value assigned to the purchased assets. Remaining depreciation expense was associated with capital assets the Company uses in its current business.

     Income (Loss) from Operations. For the interim period ended July 4, 2003, the Company had operating income of approximately $0.2 million as compared with an operating loss of approximately $0.9 million for the interim period ended July 5, 2002. Operating performance for the respective periods included non-cash depreciation and amortization expenses associated with the Transaction and non-recurring Transaction-related expense.

     Other Expense. Other expense decreased approximately $0.3 million to $2.9 million for the interim period ended July 4, 2003 as compared to $3.2 million for the period ended

July 5, 2002. In each respective interim period, there was approximately $2.6 million of interest expense for debt related to the acquisition.

     Income Tax Expense. The Company’s wholly-owned subsidiary, HFA, had operating income of approximately $0.5 million for the interim period ended July 4, 2003, compared to $0.6 million for the interim period ended July 5, 2002. HFA recorded income tax provisions of approximately zero and $0.2 million, respectively, for the interim periods ended July 4, 2003 and July 5, 2002. The Company filed an election with the IRS to treat HFA as a qualified Subchapter S subsidiary exempt from federal income tax at the operating company level.

     Net Loss. The net loss of approximately $2.7 million for the interim period ended July 4, 2003, as compared to a net loss of approximately $4.3 million for the interim period ended July 5, 2002, is due to the factors discussed above.

Pro Forma 40-week Interim Period Ended July 4, 2003 Compared to Pro Forma 40-week Interim Period Ended July 5, 2002

     Revenue. Revenue increased $8.4 million, or approximately 5.5%, to $161.4 million for the interim period ended July 4, 2003, from $153.0 million for the interim period ended July 5, 2002. The $8.4 million increase is attributable primarily to additional work performed under contracts that were in existence during the prior year. As a percentage of revenue, material and subcontract revenue accounted for approximately 23.8% and 22.9% of the Company’s revenue for the interim periods ended July 4, 2003 and July 5, 2002, respectively, representing an increase of approximately $0.4 million.

     The following activities involved sizable revenue increases during the period:

Additional services under the Modeling and Simulation Information Analysis Center contract with the Department of Defense	$7.8 million increase

Demilitarization support services to the U.S. Army’s Newport Chemical Agent Disposal Facility	$3.5 million increase

Support to the Joint Spectrum Center of the Department of Defense	$2.1 million increase

     The following activities involved sizable revenue decreases during the period:

Decline in support to the Internal Revenue Service on various contracts and subcontracts	$6.4 million decrease

Decline in ordnance management and unexploded ordnance support at HFA	$1.4 million decrease

     During the interim period ended July 4, 2003, increases in revenue were partially offset by $0.6 million related to certain additional costs on a fixed-price contract and non-reimbursable fully-burdened direct costs on a cost-reimbursement contract.

     Direct Contract Expense. Direct contract expense increased approximately $6.2 million, or 5.5%, to $118.1 million for the interim period ended July 4, 2003, from $111.9 million for the period ended July 5, 2002. Direct contract expense as a percentage of revenue increased to 73.2% for the interim period ended July 4, 2003 from 73.1% for the interim period ended July 5, 2002. Direct labor costs for the interim period ended July 4, 2003, increased by approximately 7.7% or $5.7 million when compared to the interim period ended July 5, 2002 due to an increase in personnel, primarily in support of the contracts discussed above. Other direct costs increased by approximately 2.3% or $0.1 million when compared to the interim period ended July 5, 2002. Material and subcontract costs increased approximately $0.4 million, or 1.3%, to $32.8 million for the interim period ended July 4, 2003, compared to $32.4 million for the interim period ended July 5, 2002.

     Gross Profit. Gross profit increased approximately $2.2 million, or 5.3%, to $43.3 million for the interim period ended July 4, 2003, from $41.1 million for the interim period ended July 5, 2002. Gross profit margin as a percentage of revenue remained relatively constant at 26.8% for the interim period ended July 4, 2003, compared to 26.9% for the interim period ended July 5, 2002.

     Operating Expense. Operating expense, net of depreciation and amortization expense, and non-recurring Transaction-related expenses, increased approximately $3.1 million, or approximately 10.1%, to $33.8 million for the interim period ended July 4, 2003, from approximately $30.7 million for the interim period ended July 5, 2002. Of this $3.1 million increase, expenses for indirect personnel and occupancy costs increased approximately $1.0 million, or approximately 6.8%, to $15.8 million for the interim period ended July 4, 2003, from $14.8 million for the interim period ended July 5, 2002, primarily for infrastructure to support contract requirements. General and administrative expense increased approximately $2.8 million, or 18.2%, to $18.2 million for the interim period ended July 4, 2003, compared to $15.4 million for the interim period ended July 5, 2002. As a percentage of revenue, general and administrative expense was 11.3% and 10.0% for the interim periods ended July 4, 2003 and July 5, 2002, respectively. The approximate $2.8 million increase can be categorized as follows:

Non-recurring expenses associated with the conversion and roll-out of the newly created employee-owned entity. Expenses include: conversion and upgrade of information technology, system applications, financial systems, and desktop software ($0.4 million); outside legal support on ESOP and SEC matters ($0.4 million); additional required financial audits in order to comply with government regulations ($0.4 million); and company communications and branding ($0.4 million)	$1.5 million increase

Expense associated with the SAR and phantom stock programs ($0.3 million); outside legal costs in support of litigation and arbitration matters ($0.3 million); increased expenses for ESOP benefit administration ($0.3 million); and resources for additional financial accounting staff ($0.2 million)	$1.1 million increase

Other administrative expenses of approximately $0.2 million for areas including, but not limited to, human resources, payroll, procurement, security and facilities management	$0.2 million increase

     Non-recurring Transaction-Related Expense. Non-recurring Transaction-related expense (e.g., third party legal, accounting, and finance) was approximately $6.6 million for the period ended July 4, 2003. For the period ended July 5, 2002, Transaction-related expenses were $3.2 million. The increase in expense is associated with activities related to the closing of the Transaction on December 20, 2002 in the first period of fiscal year 2003.

     Depreciation and Amortization. Depreciation and amortization expense remained constant at approximately $9.5 million for the interim period ended July 4, 2003 and for the interim period ended July 5, 2002. In each interim period, approximately $7.9 million of amortization expense related to customer contracts purchased from IITRI and approximately $0.4 million of depreciation expense was associated with the fair value of tangible assets acquired in the Transaction.

     Income from Operations. For the interim period ended July 4, 2003, the Company sustained a loss from operations of approximately $6.6 million compared with approximately a $2.2 million operating loss for the interim period ended July 5, 2002. The $6.6 million operating loss for the period ended July 4, 2003 included approximately $6.6 million of non-recurring Transaction-related expenses. For the period ended July 5, 2002, the operating loss of $2.2 million included approximately $3.2 million in non-recurring Transaction-related expenses. The operating losses for the respective periods also included non-cash depreciation and amortization expenses resulting from the Transaction.

     Other Expense. Other expenses were approximately $7.3 million for the interim period ended July 4, 2003 and approximately $7.5 million for the interim period ended July 5,

2002. In each respective period, there was approximately $7.0 million of interest expense related to the debt financing associated with the purchase of assets from IITRI.

     Income Tax Expense. The Company’s wholly-owned subsidiary, HFA, had operating income of approximately $0.7 million for the interim period ended July 4, 2003, compared to $1.3 million for the interim period ended July 5, 2002. HFA recorded income tax provisions of approximately zero and $0.5 million, for the interim periods ended July 4, 2003 and July 5, 2002, respectively. The Company filed an election with the IRS to treat HFA as a qualified Subchapter S subsidiary exempt from federal income tax at the operating level.

     Net Loss. The net loss of approximately $13.9 million for the interim period ended July 4, 2003 compared to the net loss of $10.2 million for the interim period ended July 5, 2002, is due to the factors discussed above.

Liquidity and Capital Resources

     For fiscal years 2000 through 2002, and for the interim period ended December 20, 2002 during which time Alion operated as a shell company, the primary liquidity requirements of the business acquired from IITRI were for debt service, working capital, capital expenditures, and acquisitions. The principal working capital need was to fund accounts receivable, which increased with the growth of the business. The Company intends to fund future operations primarily through cash provided by operating activities and a revolving credit facility.

     The following discussion relates to both the cash flows of the business the Company acquired from IITRI through December 20, 2002 and the cash flows of Alion throughout the periods, and subsequent to the acquisition of IITRI, which are reflected in the consolidated statements of cash flows provided herein. The cash flows presented cover the forty-week periods ended July 4, 2003 and July 5, 2002.

     Net cash provided by operating activities of the business the Company acquired on December 20, 2002 was approximately $11.4 million for the interim period ended July 4, 2003, as compared to cash used in operations of approximately $3.2 million for the interim period ended July 5, 2002. The increase in cash flows is primarily due to an $8.8 million improvement in collecting accounts receivable and the issuance of $1.0 million of common stock to the ESOP Trust to satisfy an employer contribution liability.

     Net cash used in investing activities was $60.9 million for the period ended July 4, 2003. The business the Company acquired on December 20, 2002 used $3.7 million of cash for investing activities for the interim period ended July 5, 2002. During the interim period ended July 4, 2003, Alion paid approximately $58.0 million in cash for substantially all of the assets of IITRI.

     Net cash provided by financing activities was approximately $51.3 million for the interim period ended July 4, 2003, compared to cash provided by financing activities of $0.5 million for the interim period ended July 5, 2002. The financing was required to complete the purchase of substantially all of the assets of IITRI. Alion generated $25.8 million in cash from the initial sale of the Company’s common stock to the ESOP Trust and approximately another $0.7 million from a subsequent sale of common stock to the ESOP Trust. The Company also obtained $33.0 million from borrowings under the senior term note. During the interim period ended July 4, 2003, the Company repaid approximately $1.8 million of principal on the senior term loan and approximately $6.2 million on the Company’s revolving credit facility.

Discussion of debt structure:

     On December 20, 2002, the Company entered into a senior credit agreement among LaSalle Bank National Association, US Bank, National Cooperative Bank, Orix Financial Services, Inc. and BB&T Bank to refinance and replace IITRI’s prior credit arrangements. The new agreement consists of a $25.0 million revolving credit facility and a $35.0 million term loan to finance, in part, the IITRI acquisition. Principal repayments under the term loan are payable in quarterly installments with anticipated annual repayments as follows:

Year 1	$5.0 million
Year 2	$5.0 million
Year 3	$7.5 million
Year 4	$8.5 million
Year 5	$9.0 million

     The Company must repay all principal obligations under the revolving credit facility no later than December 20, 2007. The senior credit facility is secured by a first priority, perfected security interest in all of the Company’s current and future tangible and intangible property.

     For the periods until the lenders receive the compliance certificate and audited financial statements for the fiscal year ending September 30, 2003, the term note and the revolving line of credit under the senior credit facility will bear interest at either of two floating rates at the Company’s choice: an annual rate equal to the Eurodollar rate plus 350 basis points, or the LaSalle Bank prime rate plus 200 basis points. After the lenders receive the Company’s audited financial statements for the fiscal year ending September 30, 2003, the interest rate will equal the Eurodollar rate or the prime rate plus margins which will vary depending upon the Company’s leverage ratio. Leverage is the ratio of total funded debt, excluding the subordinated note (described below), to earnings before interest, taxes, depreciation, amortization, ESOP repurchase obligations and non-cash compensation expenses.

Revolving Credit
and Term Loan	Level I	Level II	Level III	Level IV

Leverage ratio	Less than 2.0 to 1.0	Less than 2.5 to 1.0 and greater than or equal to 2.0 to 1.0	Less than 3.0 to 1.0 and greater than or equal to 2.5 to 1.0	Greater than or equal to 3.0 to 1.0
Base rate margin	125 basis points	150 basis points	175 basis points	200 basis points
Eurodollar margin	275 basis points	300 basis points	325 basis points	350 basis points
Commitment fee (usage less than 40%)	100 basis points	100 basis points	100 basis points	100 basis points
Commitment fee (usage greater than or equal to 40%)	50 basis points	50 basis points	50 basis points	50 basis points

     Effective February 14, 2003, the Company exercised its right to have the term note bear interest at a Eurodollar rate. This does not affect the interest rate on the revolving line of credit. Interest on the term note was payable at the LaSalle Bank prime rate plus 200 basis points through February 14, 2003. Thereafter and until the lenders receive the Company’s audited financial statements for the fiscal year ending September 30, 2003, the term note will bear interest at the Eurodollar rate plus 350 basis points.

     The Company and one of its senior lenders entered into an interest rate cap agreement which runs from February 3, 2003 through February 3, 2007. Under this agreement, the Company’s maximum effective interest rate on the first $25.0 million of term loan principal will not exceed six percent. The senior lender counterparty to the cap agreement will semiannually calculate and reimburse the Company for all interest payments in excess of this six percent ceiling.

     On July 3, 2003, the Company made a $0.6 million advance payment on the senior term loan. The Company paid the second quarterly installment of $1.25 million on the senior term loan on Monday, July 7, 2003 with the approval of the senior lender because Friday, July 4, 2003, was a bank holiday. On July 4, 2003, the Company had approximately $31.9 million in borrowings outstanding under the senior term note with no amounts outstanding under the revolving credit facility.

     The revolving credit facility bears interest at the LaSalle Bank prime rate plus 200 basis points, which was 6.25% as of July 4, 2003. The approximately $31.9 million balance remaining under the senior term note bears interest at the Eurodollar rate plus 350 basis points, which was 4.75% as of July 4, 2003.

     The Company may prepay its borrowings under the senior credit facility in designated minimum amounts without premium or penalty, other than (i) customary breakage costs related to repayment of Eurodollar-based loans prior to the end of an interest period, and (ii) breakage costs associated with the early termination of any interest rate derivative related to the senior credit facilities. The Company must prepay its borrowings with a portion of its excess cash flow each year along with proceeds of any permitted debt or equity issuance or asset sale.

     On December 20, 2002, the Company issued a mezzanine note to IITRI with a face value of approximately $20.3 million, as part of the consideration for the IITRI acquisition. The mezzanine note is junior to the senior credit facility, but ranks senior to the subordinated note. The Company must pay the outstanding mezzanine note principal in a lump sum on December 20, 2008. Each quarter, the Company must pay interest on the mezzanine note, in cash, at a rate of 12 percent per year, based on a 360-day year of twelve 30-day months.

     Also on December 20, 2002, the Company issued a seller note to IITRI (the subordinated note), with a face value of $39.9 million as part of the purchase price for the IITRI acquisition. The subordinated note bears interest at a rate of six percent per year through December 2008, payable quarterly by the issuance of non-interest bearing notes, called paid-in-kind or (PIK) notes which mature at the same time as the subordinated note. Issuance of the PIK notes will have the effect of deferring the underlying cash interest expense on the subordinated note. The PIK notes do not bear interest and therefore will not compound any interest on these payment obligations. Commencing December 2008, the subordinated note will bear interest at 16% per year payable quarterly in cash until the subordinated note has been repaid in full. Principal on the subordinated note is payable in equal installments of $19.95 million in December 2009 and December 2010; the PIK notes are also due in equal installments of $7.2 million on these same dates.

     On December 20, 2002, the Company entered into a $0.9 million deferred compensation agreement with Dr. Atefi, with payment terms substantially equivalent to those of the mezzanine note previously described.

     The Company issued detachable warrants with the mezzanine note and the subordinated note. The warrants associated with the mezzanine note represent the right to buy approximately 12 percent of the Company’s shares of common stock on a fully diluted basis (assuming the exercise of all warrants outstanding on December 20, 2002), at an exercise price of $10.00 per share. These warrants are exercisable until the sixth anniversary of the issue date and contain a put right giving the holder the right to require the Company to purchase the warrants back at the then-current fair value of the Company’s common stock, minus the warrants’ exercise price. The put right can be exercised within thirty days after a change in control, or within thirty days prior to the sixth anniversary date, or within thirty days after delivery to the current holders of an appraisal of the per share value of the Company’s common stock as of September 30, 2008, if the ESOP still exists and no public market price exists for the Company’s common stock. The warrants associated with the subordinated note represent the right to buy approximately 26 percent of the Company’s shares of common stock on a fully diluted basis (assuming the exercise of all warrants outstanding on December 20, 2002), at an exercise price of $10.00 per share. These warrants are exercisable until the eighth anniversary of the issue date and also contain a put right giving the holder the right to require the Company to purchase the warrants back at the then-current fair value of the Company’s common stock, minus the warrants’ exercise price. This put right applies to up to 50 percent of these warrants within thirty days prior to the seventh anniversary of the issue date (or within thirty days after delivery to the warrantholders of an appraisal of the per share value of the Company’s common stock as of September 30, 2009, if the ESOP still exists and no public market price exists for its common stock), and up to 100 percent of these warrants within thirty days prior to the eighth anniversary of the issue date (or within thirty days after delivery to the warrant holders of an appraisal of the per share value of its common stock as of September 30, 2010, if the ESOP still exists and no public market value exists for its common stock). All put rights terminate upon one or more underwritten public offerings of Alion common stock resulting in aggregate gross proceeds of at least $30.0 million to the sellers (excluding proceeds received from certain affiliates of Alion).

     Under the terms of the senior credit facility, the Company is subject to covenants including financial covenants with respect to minimum fixed charge coverage, maximum total senior leverage, maximum total leverage, maximum capital expenditures and minimum EBITDAE. EBITDAE means earnings before interest, taxes, depreciation, amortization, ESOP repurchase obligations and non-cash compensation expenses. The mezzanine note contains financial covenants similar to those contained in the senior credit facility, but on less onerous terms mutually agreed upon by the Company, IITRI and the senior lenders. The subordinated note includes covenants customary for deeply subordinated obligations, such as the timely payment of principal and interest.

     During the next eight fiscal years, at a minimum, the Company will have to make the estimated interest and principal payments set forth below.

	Post-Transaction 8-Year ($ in thousands)

	2003	2004	2005	2006	2007	2008	2009	2010

Bank revolving credit facility
- Interest(1)	$437	$—	$—	$—	$—	$—	$—	$—
Senior term note
- Interest(2)	2,100	1,800	1,192	611	135	—	—	—
- Principal(3)	5,000	3,286	3,838	1,757	2,256	—	—	—
- Mandatory prepayment(3)	—	6,855	5,846	6,162	—	—	—	—
Mezzanine note and agreement with officer(4)
- Interest	2,544	2,544	2,544	2,544	2,544	2,544	—	—
- Principal	—	—	—	—	—	21,200	—	—
Subordinated note
- Interest(5)	—	—	—	—	—	—	6,384	3,192
- Principal	—	—	—	—	—	—	27,132	27,132

Total cash — Pay interest	5,081	4,344	3,736	3,155	2,679	2,544	6,384	3,192
Total cash — Pay principal	5,000	10,141	9,684	7,919	2,256	21,200	27,132	27,132

Total	$10,081	$14,485	$13,420	$11,074	$4,935	$23,744	$33,516	$30,324

(1)	The Company anticipates a continuing requirement for a $25.0 million revolving credit facility available for working capital. In 2003, the average balance on the revolving credit facility is expected to be $7.0 million, bearing interest at 6.25%. In subsequent years, the balance on the revolving credit facility, and the amount of interest payable, will depend upon the Company’s working capital needs.

(2)	Effective February 14, 2003 and, pursuant to the terms of the senior credit facility, the Company elected to have $25.0 million of the $35.0 million principal amount of the term note bear interest at a Eurodollar rate. Effective February 3, 2003, the Company entered into an interest rate cap arrangement to limit the maximum interest rate on the Eurodollar portion of the principal to six percent.

(3)	The senior term note is subject to mandatory prepayments of principal if there is excess cash flow in a given year. Based upon projected cash flow, the Company expects these mandatory prepayments to occur during the first three years of the facility. This assumption is reflected in the table above. If the prepayment conditions do not occur, the following five-year principal repayment schedule will apply: $5.0 million in year one, $5.0 million in year two, $7.5 million in year three, $8.5 million in year four, and $9.0 million in year five.

(4)	The payment of mezzanine note interest and principal includes $20.3 million in mezzanine note principal plus $0.9 million for Dr. Atefi’s deferred compensation agreement.

(5)	Interest expense on the subordinated note during the first six years (2003 to 2008) is six percent simple interest, paid by the issuance of non-interest bearing paid-in-kind (PIK) notes. Interest amounts accrue to principal during this period, increasing the principal of the subordinated note. No interest will be paid on interest accrued under the subordinated note. In years one through six, the PIK interest on the subordinated note will be approximately $2.4 million in each year. These amounts are included in the principal payments in years seven and eight. In years seven and eight, interest will be 16% paid quarterly in cash. The principal, together with the outstanding balance of the PIK notes, will be paid in equal amounts at the end of years seven and eight (2009 and 2010).

     The Company has a maximum $11.5 million earnout payment obligation to the former shareholders of AB Technologies arising from IITRI’s acquisition of their company. The earnout arrangement applies to results of certain operations for part of fiscal year 2000, all of fiscal years 2001 through 2004, and part of fiscal year 2005. Due to the pending litigation associated with this earnout arrangement, payments will only occur after completion of the current arbitration proceedings. The AB Technologies lawsuit is discussed in detail in the “Legal Proceedings” section of Part II of this filing.

     The Company’s minimum lease payment obligations under non-cancelable operating leases for years ending September 30, 2003, 2004, 2005, 2006 and 2007, are $8.6 million, $8.1 million, $7.6 million, $5.7 million, and $5.7 million, respectively. The remaining aggregate obligations on these leases thereafter are $11.0 million. Commercial facility lease expenses are included in these amounts. These commercial facility lease obligations are currently reimbursable costs under the Company’s government contracts, or may be cancelled upon termination of the related contracts.

     Other contingent liabilities which will impact the Company’s cash flow relate to:

•	Repurchase obligations under the KSOP which may be significant commencing in 2004;

•	Obligations related to the holders’ put right associated with the Mezzanine Note warrants;

•	Obligations related to the holder’s put right associated with the Subordinated Note warrants;

•	Obligations relating to its stock appreciation rights and phantom stock programs; and

•	Obligations relating to deferred compensation programs for senior managers.

     The Company believes that cash flow from operations and cash available under its revolving credit facility will provide it with sufficient capital to fulfill its current business plan and to fund its working capital needs for at least the next 48 months. Although the Company expects to continue to have positive cash flow from operations, it will need to generate significant additional revenues and net income beyond its current revenue base in order to repay principal and interest on the indebtedness it assumed to finance the Transaction.

Additionally, the Company’s business plan calls for it to continue to acquire companies with complementary technologies. If the Company does not have sufficient cash on hand to fund such acquisitions, it will be required to obtain financing to do so.

     Given the Company’s significant obligations that become due in years 2007 through 2010, it expects that it will need to refinance a portion of its indebtedness at least by fiscal year 2007. The Company’s cash from operations will be insufficient to satisfy all of its obligations and it cannot be certain that it will be able to refinance at all or on terms that will be favorable to the Company. Moreover, if the Company’s plans or assumptions change, if its assumptions prove inaccurate, if it consummates investments in or acquisitions of other companies, if it experiences unexpected costs or competitive pressures, or if its existing cash and projected cash flow from operations prove insufficient, it may need to obtain greater amounts of additional financing and sooner than expected. While it is the Company’s intention only to enter into new financing or refinancing that it considers advantageous, it cannot be certain that such sources of financing will be available to the Company in the future, or, if available, that financing could be obtained on terms acceptable to the Company.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company’s exposure to interest rate risk is primarily due to the additional debt it incurred to finance the IITRI acquisition. The mezzanine note and subordinated note have fixed interest rates, and therefore present no risk of change to interest charges as a result of an increase in market interest rates. The $25.0 million senior revolving credit facility and $6.9 million of the Company’s $31.9 million remaining balance on its senior term note, however, bear interest at variable rates tied to the Eurodollar rate. Such variable rates increase the risk that interest charges will increase materially if market interest rates increase. The Company has reduced, in part, the maximum total amount of variable interest rate risk by entering into an interest rate cap agreement which caps at six percent the first $25.0 million of principal borrowed under the term note effective until February 3, 2007. For a description of the arrangement, refer to “Discussion of Debt Structure” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     The Company’s exposure to foreign exchange risk related to the limited use of forward contracts, entered into as a hedge against currency commitments on a contract in the United Kingdom. The notional amount of the contracts was approximately $362 with the final contract maturing on May 7, 2002. The contracts were marked to market, with gains and losses recognized in the consolidated statements of income. No such contracts were outstanding at July 4, 2003. The Company does not use derivatives for trading purposes. It invests its excess cash in short-term, investment grade, and interest-bearing securities.

     Finally, because the Company’s expenses and revenues from its international research contracts are generally denominated in U.S. dollars, the Company does not believe that its operations are subject to material risks associated with currency fluctuations.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 15d—15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that the Company is required to file or submit under the Exchange Act.

(b)	Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 15d—15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

     On September 16, 2002, IITRI filed a lawsuit against Clyde Andrews and William Bewley, former shareholders of AB Technologies, Inc., in the U.S. District Court for the Eastern District of Virginia. IITRI acquired substantially all of the assets of AB Technologies in February 2000.

     The lawsuit seeks to compel the defendants to submit disputed issues to an independent accounting firm, in accordance with the terms of the asset purchase agreement. The Company also seeks declaratory judgment that it is entitled to a downward adjustment to the purchase price of approximately $1.1 million and a finding that it properly computed the earnout required by the asset purchase agreement.

     Messrs. Andrews and Bewley filed a lawsuit against IITRI for breach of the AB Technologies asset purchase agreement claiming at least $8.2 million in damages. The Andrews-Bewley lawsuit was removed to federal court and consolidated into IITRI’s lawsuit. The federal court stayed the litigation and ordered both parties to submit the dispute to the independent accounting firm of Grant Thornton for arbitration. Discovery is in process; the arbitrator is attempting to schedule a final hearing of this matter for October 2003. Alion assumed responsibility for and acquired all claims under both of these lawsuits as part of its acquisition of IITRI’s assets.

     On February 28, 2003, Alion filed a lawsuit against Isovac Products, L.L.C., Inteledatics, Inc., James R. Gauger, George L. Stefanek and Joseph J. Petrovic in the Circuit Court of Cook County, Illinois, Chancery Division. Messrs. Gauger, Stefanek and Petrovic were formerly employed by IITRI.

     Alion’s complaint alleges that:

•	Under contract to the U.S. Army, IITRI developed a mobile rescue device—an Emergency Personal Isolation and Containment (“EPIC”) Pod — to enable rescuers to safely attend to and support victims of chemical or biological attacks;

•	IITRI assembled a team of employees to conceive the device, including Messrs. Gauger, Stefanek and Petrovic, each of whom executed an agreement assigning to IITRI all intellectual property rights arising out of his employment. Messrs. Gauger, Stefanek and Petrovic also acknowledged receipt of the IITRI Code of Ethics prohibiting outside activities in conflict with IITRI’s interests;

•	In December 1998, IITRI filed a provisional patent application for the device;

•	In August 1999, Messrs. Gauger, Stefanek and Petrovic and IITRI employee Robert Mullins jointly filed a patent application, which assigned the patent to IITRI and that related back to IITRI’s December 1998 provisional patent application. The patent was awarded to IITRI in November 2001;

•	Messrs. Gauger, Stefanek and Petrovic began a process starting in March 1999, while they were still IITRI employees, to form companies that would compete with IITRI using IITRI’s trade secrets;

•	Isovac Products, L.L.C., Inteledatics, Inc., James R. Gauger, George L. Stefanek and Joseph J. Petrovic, collectively the defendants, misappropriated IITRI’s trade secrets and filed a patent application on behalf of Isovac Products, L.L.C.;

•	Mr. Petrovic defamed IITRI’s product in an interview with the New York Times for the defendants’ pecuniary gain and to cause harm to the reputation of IITRI’s products; and

•	IITRI assigned to Alion its intellectual property rights in the EPIC Pod and its rights to claims against the defendants as part of Alion’s purchase of substantially all of IITRI’s assets.

     Discovery has commenced and is ongoing.

     Alion is seeking an injunction barring the defendants from using Alion’s trade secrets, as well as exemplary damages.

     Other than the foregoing actions, the Company is not involved in any legal proceeding other than routine legal proceedings occurring in the ordinary course of business. The Company believes that these routine legal proceedings, in the aggregate, are not material to its financial condition and results of operations.

     As a government contractor, the Company may be subject from time to time to federal government inquiries relating to its operations and audits by the Defense Contract Audit Agency. Contractors found to have violated the False Claims Act, or who are indicted or convicted of violations of other federal laws, may be suspended or debarred from federal government contracting for some period. Such an event could also result in fines or penalties. Given the Company’s dependence on federal government contracts, suspension or debarment could have a material adverse effect on it. The Company is not aware of any such pending federal government claims or investigations.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

     In December 2002, the Company raised approximately $25.8 million in cash through a private placement of its common stock. The Company sold 2,575,408 shares of common stock to the ESOP Trust for $10.00 per share. The shares of common stock were offered pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

     In March and May 2003, the Company raised approximately $0.7 million in cash through a private placement of its common stock. The Company sold 55,028 shares of common stock to the ESOP Trust for $10.00 per share and 16,598 shares at $11.13 per share. The Company issued an additional 89,955 shares of common stock to the ESOP Trust at $11.13 per share as a contribution to the KSOP Plan. The shares of common stock were offered pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.	OTHER INFORMATION

     None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit
No.	Description

3.1	Second Amended and Restated Certificate of Incorporation of Beagle Holdings, Inc. (3)

3.2	Amended and Restated By-laws of Alion Science and Technology Corporation. (1)

4.1	Amended and Restated Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (2)

4.2	First Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (4)

Exhibit
No.	Description

4.3	Second Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.

4.4	Third Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.

4.5	Fourth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.

10.9	First Amendment to The Alion Science and Technology Corporation 2002 Stock Appreciation Rights Plan.

10.25	First Amendment to The Alion Science and Technology Corporation Director Deferred Compensation Plan.

31.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 9, 2002 (File no. 950133-2-4018).

(2)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Pre-Effective Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 7, 2002 (File no. 950133-2-3343).

(3)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 17, 2002 (File no. 950133-2-3224).

(4)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Post-Effective Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 24, 2003 (File no. 950133-3-862).

(b)	Reports on Form 8-K: The Company filed a Current Report on Form 8-K on May 23, 2003, with respect to Item 7. Financial Statements, Pro Forma Financial Information and Exhibits and Item 12. Results of Operations and Financial Condition (furnished under Item 9) announcing financial results for the second 12-week interim period ended March 14, 2003 and the 24-week period ended March 14, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALION SCIENCE AND TECHNOLOGY CORPORATION

Date: August 15, 2003

By: /s/ John M. Hughes Name: John M. Hughes Title: Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Second Amended and Restated Certificate of Incorporation of Beagle Holdings, Inc.(3)

3.2	Amended and Restated By-laws of Alion Science and Technology Corporation.(1)

4.1	Amended and Restated Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(2)

4.2	First Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(4)

4.3	Second Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.

4.4	Third Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.

4.5	Fourth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.

10.9	First Amendment to The Alion Science and Technology Corporation 2002 Stock Appreciation Rights Plan.

10.25	First Amendment to The Alion Science and Technology Corporation Director Deferred Compensation Plan.

31.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)  Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Post-Effective Amendment No. 2 to the Registration Statement on Form S—1 filed with the Securities and Exchange Commission on December 9, 2002 (File no. 950133-2-4018).

(2)  Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Pre-Effective Amendment No. 3 to the Registration Statement on Form S—1 filed with the Securities and Exchange Commission on October 7, 2002 (File no. 950133-2-3343).

(3)  Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 17, 2002 (File no. 950133-2-3224).

(4)  Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Post-Effective Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 24, 2003 (File no. 950133-3-862).