Form 10-K
period 2003-09-30
ALION SCIENCE & TECHNOLOGY CORP
filed 2003-12-24
CIK 1166568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

ALION SCIENCE AND TECHNOLOGY CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	333-89756	54-2061691

(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(IRS Employer Identification No.)

1750 Tysons Boulevard
10 West 35th Street	Suite 1300
Chicago, IL 60616	McLean, VA 22102
(312) 567-4000	(703) 918-4480

(Address, including Zip Code and Telephone Number, including
Area Code, of Principal Executive Offices)

     Securities registered pursuant to Section 12(b) or 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). ☐ Yes     ☒ No

     Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed fiscal year: None

     The number of shares outstanding of Alion Science and Technology common stock as of September 30, 2003 was 2,973,813.

     Documents Incorporated By Reference: None

ALION SCIENCE AND TECHNOLOGY CORPORATION

FORM 10-K

 i

PART I

Item 1. BUSINESS

     Some of the statements under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-K constitute forward-looking statements, which involve known and unknown risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions and are for illustrative purposes only. These statements may be identified by the use of words such as “believe,” “expect,” “intend,” “plan,” “anticipate,” “likely,” “will,” “pro forma,” “forecast,” “projections,” “could,” “estimate,” “may,” “potential,” “should,” “would” and similar expressions.

     The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following: changes to the ERISA laws related to our KSOP; changes to the tax laws relating to the treatment and deductibility of goodwill, our subchapter S status, or any change in our effective tax rate; additional costs associated with compliance with the Sarbanes-Oxley Act of 2002, including any changes in the SEC’s rules, and other corporate governance requirements; failure of government customers to exercise options under contracts; funding decisions relating to U.S. Government projects; the results of current and/or future legal proceedings and government agency proceedings which may arise out of our operations (including our contracts with government agencies) and the attendant risks of fines, liabilities, penalties, suspension and/or debarment; material changes in laws or regulations applicable to our businesses; as well as other risk factors discussed elsewhere in this annual report.

     Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to update any of these factors or to publicly announce any change to our forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise.

     Pro Forma Financial Data

     On December 20, 2002, Alion acquired Selected Operations of IIT Research Institute (“IITRI”) in a business combination accounted for using the purchase method (the Transaction). Prior to December 20, 2002, Alion was a shell company with limited operating activity. Pro forma operating data for the fiscal years ended September 30, 2003 and 2002 are described and presented in Item 6, “Selected Financial Data” and assume that the acquisition was completed on October 1, 2001. All pro forma information included in this annual report is based upon the assumptions described in Item 6.

OVERVIEW

     Alion Science and Technology Corporation (“Alion”, “the Company”, “we”, “our”) is 100% employee-owned (subject to exercise of warrants owned by holders of the mezzanine note and the subordinated note, as described elsewhere in this annual report). We apply our scientific and engineering experience to research and develop technological solutions for problems relating to national defense, public health and safety. We provide our research and development and engineering services primarily to agencies of the federal government, but also to departments of state and local government and foreign governments, as well as commercial customers both in the U.S. and abroad. Federal government contracts accounted for approximately 98% of our revenues in the fiscal year ended September 30, 2003, of which approximately 95% came from the U.S. Department of Defense alone. For the fiscal year ended September 30, 2002, federal government contracts accounted for approximately 98% of our revenues and approximately 90% came from the U.S. Department of Defense alone.

     We apply our expertise to a range of specialized fields, which we describe below.

     The estimated percentage distribution of our annual revenues by core research field is provided in the table below.

	Estimated Percentage of Total Revenues
	by Fiscal Year*

Core Research Field	2003	2002	2001

- Wireless communications	22%	21%	21%
- Defense operations	52	38	34
- Information technology	10	15	17
- Industrial technology	6	17	15
- Chemical, environmental and biodefense technologies	4	3	4
- Explosive science	5	5	7
- Transport systems	1	1	2
- Nuclear safety and analysis**	N/A	N/A	N/A

	100%	100%	100%

* Percentages based on management estimates.

** Revenue associated with the core research field of nuclear safety and analysis will begin in fiscal year 2004 as it relates to our acquisition of Innovative Technology Solutions Corporation (ITSC), which occurred in October 2003.

     Wireless Communications and Spectrum Engineering. We provide wireless communications research and spectrum engineering services primarily to the U.S. Department of Defense, but also to other agencies of the federal government. To a lesser extent, we provide wireless communications research and spectrum engineering services to commercial customers and foreign governments. We have expertise in three primary areas:

•	wireless and communications-electronics engineering,

•	spectrum management, and

•	electromagnetic environmental effects.

     The spectrum engineering services that we provide to the U.S. Department of Defense’s Joint Spectrum Center were responsible for approximately 21% of total revenues for each fiscal year ended September 30, 2003, 2002, and 2001.

     Wireless and communications-electronics engineering: We perform work for the government “communications-electronics” and commercial wireless communities. The term “communications-electronics” refers to all devices or systems that use the radio frequency spectrum. Our work for the government sector includes such tasks as conducting modeling and simulation of communications networks, testing and evaluating navigational systems, and analyzing radar and space systems performance. For our commercial customers, both foreign and domestic, we determine whether wireless communication networks have the geographic coverage the customers desire, and whether the systems operate free of interference, and we make recommendations designed to improve network performance. We also evaluate and make recommendations for the design of radio transmitters, receivers and antennas for our commercial customers.

     Spectrum Management: We perform studies and analyses related to the manner in which the radio frequency spectrum may be utilized without interruption or interference by both new and existing users and technologies. In addition, we assess existing and new technologies for their ability to utilize the radio frequency spectrum efficiently — in other words, to accomplish designated tasks without using too much of the available radio frequency spectrum. Our services, which include providing spectrum policy advice, are used to support decisions of senior government officials in the U.S. and abroad.

     We also develop automated spectrum management software to assign frequencies to multiple users of the radio frequency spectrum in an effort to minimize interference. Our software tool, Spectrum XXI, is the automated spectrum management system used worldwide by the U.S. Department of Defense, and it is now also being used by other agencies of the federal government. We also design, integrate and deploy spectrum monitoring software to locate and track violators of the rules and regulations of spectrum usage.

     Electromagnetic Environmental Effects: We perform studies and analyses to measure and predict electromagnetic environmental effects for both government and commercial customers. Our work has involved building automated tools designed to predict the effects of potential hazards of electromagnetic radiation to ordnance, fuel and personnel. We also analyze electronic components in automotive parts such as brakes and airbags for electromagnetic interference issues on behalf of various commercial customers.

     Defense Operations. Our defense operations units provide the following services to the U.S. Department of Defense, including individual service components:

•	Homeland security: we provide integrated solutions for protecting people, systems, and critical infrastructure tools for decision support, risk assessment, information assurance, and physical security.

•	Strategic planning and operational analysis to the federal government: we assist the U.S. Army in its objective to become a more technologically sophisticated and versatile combat force, by providing readiness studies that employ decision support tools to improve strategic planning and decision making. We participate in operational support by providing staffing of critical roles supporting policy development, mission planning, and program management.

•	Modeling, simulation, and analysis of military operations: we assist our customers in examining, in a virtual environment, the likely outcome of events without the risk or expense present in the real world.

•	Distance learning services: we research and develop policy and technology to permit training and education from remote locations. We develop the necessary technology, compile the information to be used in the courseware, and then translate this into an electronic or web-based medium so that the student can interact with the courseware at a remote location.

•	Development of technology to improve weapons and systems support: we assist the U.S. Department of Defense in weapons systems design enhancement to achieve each system’s designated military purposes while minimizing collateral damage.

     In addition, we have researched and developed the following products on behalf of government and commercial customers:

•	Cave Dog: This tool is a hemispherical, multi-spectral vision robot used for surveillance and reconnaissance.

•	FiRST: This tool is a course-of-action and mission rehearsal tool designed to provide critical situational awareness to first responders.

     Information Technology. Our information technology operations provide the following research primarily to agencies of the federal government, like the U.S. Department of Defense, the Internal Revenue Service and the National Institutes of Health, but also to commercial customers:

•	Modernization of legacy systems: we assist customers in replacing their old information processing systems with more modern web-based or network solutions.

•	Knowledge management: we develop software applications for storage and retrieval of information. Our software is designed to facilitate data-gathering as part of routine inquiries or a fraud detection investigation.

•	Telemedicine research: we develop technology to allow for remote performance of medical procedures. An example of our service is the development of a robot that is designed to enter a contaminated area to attend to an injured person. A medical expert instructs the robot from a remote location how to tend to the patient. We also develop technology that permits the performance of triage monitoring by doctors from remote locations.

•	Medical informatics: we develop systems that are designed to sort through vast quantities of medical information for the purpose of identifying topic-specific relevant materials.

•	Creation of web-based systems: we develop software applications for use on unclassified, as well as secure, computer networks for purposes of information sharing.

     We have a sophisticated information technology laboratory which allows us to assess systems before our customers implement them.

     Industrial Technology. We provide the following services to the U.S. Department of Defense and, to a lesser extent, to commercial customers:

•	research in developing and optimizing manufacturing processes,

•	research in decision analysis designed to result in improved performance and extended lifetime for products, and also cost savings of materials,

•	research in reliability analysis of customer’s products and systems, and

•	provision of engineering design solutions that are intended to be practical, cost-effective and fast to implement.

     Chemical, Environmental and Biodefense Technologies. Our chemical, environmental and biodefense technology operations provide a wide range of research primarily to the U.S. Department of Defense and the Environmental Protection Agency, but also to other departments of federal, state and local governments, including:

•	chemical and biological research that examines the fundamentals necessary to improve defense strategy against chemical and biological weapons;

•	the pursuit of analytical and procedural methods to enhance safe handling of chemical substances;

•	the application of methods designed to convert harmful chemical and biological materials into harmless materials;

•	technical expertise to branches of the military, the FBI, police departments, hospitals, fire departments, and the federal government and commercial customers, to reduce the threat of chemical-biological terrorism; and

•	laboratory support to the U.S. Environmental Protection Agency for identifying and monitoring chemical contaminants in soil, air and water at specified Superfund sites.

     In addition, we have researched and developed the following products on behalf of government and commercial customers:

•	Emergency Personal Isolation and Containment (EPIC®) transport pod designed for isolation of individuals contaminated with biological or chemical agents while enabling first responders to administer emergency medical treatment.

•	Aerospace coating designed to protect spacecraft, such as defense and commercial satellites, from the environmental effects of outer space.

     Explosive Sciences. Our primary customer for our unexploded ordnance work is the U.S. Army Corps of Engineers. We also provide our services to other departments of the U.S. military. Through our wholly-owned subsidiary, Human Factors Applications, Inc. (HFA), we develop and use technologies for detection, recovery and disposal of unexploded ordnance in the U.S. and abroad. We also perform decontamination and demolition of buildings and equipment contaminated with explosive materials.

     We provide ordnance management services to the U.S. Navy, which includes the maintenance of, and accounting for, weapons inventories.

     Transport Systems. We design and build railroad car simulators and complementary training programs for railway carriers to train their employees. Participation in our simulation training is designed to improve safety and to minimize fuel consumption for carriers. Our training tools range from training simulators based on desktop computers to full motion simulators for both electric and diesel-electric locomotives. We have delivered our training tools and services to domestic government and commercial customers and to customers in the U.K., Brazil, Turkey, India, Australia and South Africa.

     Software Tools. We have developed a series of software tools that complement our core research fields. Examples of some of these tools include:

•	Frequency Assignment & Certification Engineering Tool (FACET™). This tool automates the assignment of radio frequencies, which we refer to as spectrum management, in a way that is designed to minimize interference between multiple users of the radio frequency spectrum. This software tool has been used by the government of South Africa and will soon be used by the government of Nigeria.

•	Advanced Cosite Analysis Tool (ACAT™). This tool is designed to permit co-location of numerous antennas on towers, rooftops and other platforms by predicting interference between the various systems and informing the user how to minimize interference.

•	Spectrum Monitoring Automatic Reporting and Tracking System (SMART™). This system characterizes the frequency usage in a given geographic area, allowing the customer to remotely monitor the spectrum to identify unauthorized users and to look for gaps in the spectrum usage.

•	Real Time Location System. This tool is designed to enable customers to track thousands of users in a defined area, such as a seaport, a football stadium or an office building, using low cost antennas and badges.

     Nuclear Safety and Analysis. Through our recent acquisition of Innovative Technology Solutions Corporation (ITSC), we provide nuclear safety and analysis services to the U.S. Department of Energy (DOE) and its National Laboratories as well as to the commercial nuclear power industry.

     Our services include:

•	Modeling and simulation services in the areas of computational fluid dynamics, structural response, materials behavior, and neutronics.

•	Safety and risk performance analysis in the areas of probabilistic safety assessments, accident consequence analysis, and source term dose assessment.

•	Design and performance assessment services related to nuclear power facilities in the areas of control room habitability, power rate analysis, and license extension.

•	Management systems and program services in the areas of compliance (e.g., regulatory analysis, policy development, and audits), project management, and training.

•	Regulatory compliance support services in the areas of nuclear plant operational readiness reviews and conduct of operations.

     Five and a half years ago IITRI hired a new president to foster innovation, improve its financial administration and increase its prominence in its core research areas. The new president hired several new senior managers who undertook to assist in implementing these changes.

     Under the new management team, we:

•	created a new process to track proposal performance against pre-established annual goals. This process focused on increasing proposal volume, including bidding larger and more strategic proposals as a prime contractor. Our success rate in winning research contracts was approximately 49% and 60% for the fiscal years ended September 30, 2003, and 2002, respectively.

•	created an organizational structure designed to promote the development of new research opportunities and emphasize financial accountability at all levels of management,

•	developed a financial reporting system designed to provide a detailed understanding of our organization’s financial condition at all levels,

•	developed internal training programs in research and development, financial management, project management, fixed price management and people management,

•	created an information management system designed to enable managers to make decisions based on better and more timely information,

•	invested funds in internal research and development, hiring of key staff and increased promotional activities; and

•	completed five acquisitions and integrated, or are integrating, those acquisitions into our existing research fields.

CORPORATE HISTORY

     Alion Science and Technology Corporation, formerly known as Beagle Holdings, Inc., was organized on October 10, 2001, as a for-profit Delaware corporation for the purposes of purchasing substantially all of the assets and assuming certain liabilities of IITRI, a not-for-profit Illinois corporation. Alion is the 100% employee-owned successor in interest to IITRI, a government contractor in existence for more than sixty years. On December 20, 2002, some of the eligible employees of IITRI directed funds from their eligible retirement account balances into Alion’s Employee Stock Ownership Plan (ESOP). State Street Bank and Trust Company, the ESOP Trustee, used these proceeds, together with funds described elsewhere in this annual report, to purchase substantially all of IITRI’s assets and certain liabilities (hereafter referred to as the “Selected Operations of IITRI”).

The Acquisition And Deal Terms For The Purchase Of Assets From IITRI (The “Transaction”)

     Acquired Business. Effective as of December 20, 2002, pursuant to the terms of an asset purchase agreement, Alion acquired substantially all of the assets, rights and liabilities of IITRI’s business except for, amongst others, those assets, rights and liabilities associated with the Life Sciences Operation (other than its accounts receivable which Alion did acquire), and IITRI’s real property, some of which we leased upon completion of the acquisition.

     Purchase Price. The aggregate purchase price we paid to IITRI for its assets was approximately $127.3 million that included the following components:

•	a $57.0 million cash component, which consisted of

	—	approximately $25.8 million from the sale of our common stock to the ESOP;	$25.8 million (approximately)

	—	approximately $31.2 million in proceeds from a loan to Alion arranged by LaSalle Bank National Association;	$31.2 million (approximately)

•	an approximate $60.2 million debt component, which consisted of

	—	issuance of a promissory note, the mezzanine note, by Alion to IITRI with a face value of approximately $20.3 million;	$20.3 million (approximately)

	—	issuance of a promissory note, the subordinated note, by Alion to IITRI with a face value of $39.9 million;	$39.9 million (approximately)

•	the payment by Alion at closing of IITRI’s approximately $6.2 million in outstanding bank debt for working capital;		$6.2 million (approximately)

•	the payment by Alion following closing of approximately $0.5 million in net cost of the Life Sciences Operation purchase price adjustment (as described below);		$0.5 million (approximately)

•	the payment by Alion following closing of the net income purchase price adjustment net of credits due Alion (as described below);		$1.1 million (approximately)

•	warrants issued to IITRI to purchase up to approximately 38% of our common stock, on a fully diluted basis (assuming the exercise of all outstanding warrants), at the closing date;		Warrants

•	payment of $2.3 million of IITRI’s costs related to the acquisition		$2.3 million

			$127.3 million (approximately)	plus warrants, plus assumption of additional liabilities.

     Alion also assumed IITRI’s contingent contractual liabilities to AB Technologies related to an earnout arrangement, which can not exceed $11.5 million.

     Purchase Price Adjustments. The purchase price included two post-closing adjustments. One was for the amount of the deferred revenues, accrued payroll expense, and accounts payable of Life Sciences Operation at the closing date. The purchase price adjustment of $0.5 million made pursuant to this provision resulted from a credit of approximately $1.1 million due Alion offset by a cash payment due IITRI of approximately $1.6 million for accounts receivable collections on behalf of the Life Sciences Operation.

     The second post-closing adjustment was 75% of net income that IITRI’s business, excluding the Life Sciences Operation, earned from October 1, 2002 to December 20, 2002 because the closing occurred after October 15, 2002. We paid this addition to the purchase price in cash to IITRI. The actual amount paid was approximately $1.3 million, which included an offset of approximately $0.2 million representing an overpayment of transaction expenses by Alion on behalf of IITRI.

     Assumption of Liabilities. Alion assumed substantially all of the liabilities of IITRI’s business, including certain liabilities with respect to:

•	employees of IITRI who became Alion employees;

•	certain employees of IITRI whose employment terminated prior to closing;

•	trade creditors, contracts transferred to Alion and existing claims incurred since October 1, 1997;

•	workers compensation claims and general liability claims related to the assets Alion acquired; and

•	the initial one-time ESOP investment election offered by us to IITRI’s employees.

     IITRI, however, retained, and we did not assume:

•	liabilities associated with the Life Sciences Operation;

•	liabilities associated with real property of IITRI;

•	tax liabilities for periods prior to closing;

•	liabilities of IITRI to the Illinois Institute of Technology;

•	liabilities associated with multi-employer benefits plans under ERISA; and

•	liabilities incurred prior to October 1, 1997.

     The liabilities we assumed included IITRI’s contractual obligation under the earnout provisions of the AB Technologies acquisition agreement, which obligation can not exceed $11.5 million. In addition, we paid $2.3 million of IITRI’s out-of-pocket expenses incurred in the acquisition transaction.

     Indemnification. IITRI agreed to indemnify us against any losses resulting from its breach of any of its representations, warranties or covenants and against losses resulting from liabilities retained by IITRI. We, in turn, indemnified IITRI against losses resulting from our breach of any of our representations, warranties or covenants and against losses resulting from liabilities we assumed.

     The liability of IITRI and Alion under the purchase agreement is limited as follows:

•	except for a number of specific representations and warranties which will survive until the end of the applicable statute of limitations period, there is no obligation for either IITRI or us to indemnify the other party for breaches occurring after the 18-month anniversary of the closing;

•	only losses due to a party’s breaches of representations and warranties exceeding a total amount of $750,000 will be indemnified;

•	except for a number of specific exceptions, the total amount of indemnified losses due to a party’s breaches of representations and warranties cannot exceed $25.0 million; and

•	we are entitled to set off any indemnification payments payable by IITRI under the purchase agreement against any cash purchase price adjustment and against our obligations under the subordinated note, unless such notes have been transferred to a party other than IITRI, the Illinois Institute of Technology or their affiliates. Any set-off against the principal amount of the subordinated note will be at the rate of $2.723 of the principal amount of the subordinated note for any $1.0 of our indemnifiable loss.

     Guarantee of the Illinois Institute of Technology. In a separate agreement, the Illinois Institute of Technology gave us a guarantee that IITRI will fulfill all its payment and performance obligations arising under the purchase agreement.

The Purchase of Alion Common Stock by ESOP Trust

     On December 20, 2002, we entered into a stock purchase agreement with the ESOP trust pursuant to which at closing we issued 2,575,408 shares of our common stock at $10 per share, in exchange for the funds our employees directed to be invested in the ESOP component of the KSOP in the initial one-time ESOP investment election.

     Representations and Warranties. Within the stock purchase agreement, we made representations and warranties to the ESOP trust, relating to:

•	Alion’s our and HFA’s organization and corporate standing, their authority to enter into the stock purchase agreement and the binding effect of the agreement on us;

•	the compliance of the stock purchase agreement with Alion’s and HFA’s charter documents and material agreements and with third parties’ rights, governmental permits and applicable laws;

•	the accuracy, compliance with U.S. generally accepted accounting principles and consistency with past practice of the financial statements with respect to the portion of IITRI’s business transferred to Alion;

•	the absence of facts and events materially adversely affecting Alion, HFA, or IITRI’s transferred business and the absence of undisclosed liabilities;

•	the absence of materially adverse litigation proceedings against Alion, HFA or IITRI’s transferred business;

•	the identification of employee plans and major contracts;

•	the property ownership rights and the condition of the transferred assets;

•	taxes and tax returns of Alion and HFA;

•	audits, security clearances and pre-contract costs relating to Alion’s, HFA’s and IITRI’s government contracting businesses; and

•	our obligation to repurchase any shares of our common stock distributed to ESOP participants.

     Some of the representations and warranties that we gave were subject to the knowledge of certain members of our management.

     The ESOP trustee, on behalf of the ESOP trust, made representations and warranties to us, relating to:

•	the trustee’s authority to enter into the stock purchase agreement and the binding effect of the agreement on the ESOP trust;

•	the compliance of the stock purchase agreement with third parties’ rights, governmental permits and applicable laws; and

•	the investment intent of the ESOP trust.

     Covenants. As part of the stock purchase agreement, we agreed with and the ESOP trust that:

1.	we will repurchase any shares of common stock distributed to participants in the ESOP component of the KSOP, to the extent required by the ESOP, any ESOP related documents and applicable laws;

2.	we will submit the ESOP and ESOP trust documents to the Internal Revenue Service for determination of qualified plan and tax-exempt status;

3.	we will maintain the KSOP and the ESOP trust so that they will remain in compliance with the qualification and tax exemption requirements under the Internal Revenue Code;

4.	we will not take any steps without the ESOP trust’s consent to change our status as an S corporation;

5.	we will not enter into any transactions with any of our officers or directors without approval from our board of directors or compensation committee;

6.	we will enforce our obligations under the asset purchase agreement with IITRI and other related agreements;

7.	we will obtain the ESOP trust’s consent before effecting our first public offering of stock to be listed on any securities exchange;

8.	we will not take actions that would prevent the ESOP trust from acquiring any additional shares of our stock under the control share acquisition provisions of the Delaware General Corporation Law; and

9.	we will use our best efforts to ensure that the ESOP trust fully enjoys its right to elect a majority of our board of directors and to otherwise control Alion.

     Covenants 4, 5, 6, 7 and 8 listed above will survive for as long as the ESOP trust owns or otherwise controls at least 20% of the voting power of all our capital stock. Covenant 9 will survive for as long as the ESOP trust owns or otherwise controls at least a majority of the voting power of all our capital stock.

     Indemnification. We agreed to indemnify the ESOP trust against any losses resulting from our breach of any of our representations, warranties or covenants and against losses resulting from earnout payments and for any other payments in excess of $5.4 million under IITRI’s asset purchase agreement with AB Technologies, Inc. and litigation in connection with that agreement.

     The ESOP trust will indemnify us against losses resulting from its breach of any of its representations, warranties or covenants.

     The liability of the ESOP trust and Alion under the stock purchase agreement is limited as follows:

•	except for a number of specific representations and warranties which will survive without any expiration, and certain others that survive until the end of the applicable statute of limitations period, there is no obligation for us or the ESOP trust to indemnify the other party for breaches occurring after the 18-month anniversary of the closing;

•	except for a number of specific exceptions, only losses due to a party’s breaches of representations and warranties exceeding a total amount of $250,000 will be indemnified; and

•	except for a number of specific exceptions, the total amount of indemnified losses due to a party’s breaches of representations and warranties will not exceed the aggregate purchase price paid by the ESOP trust to us in connection with the stock purchase agreement.

The Alion ESOP

     The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan, which we refer to as the KSOP, is a qualified retirement plan and is comprised of what we refer to as an ESOP component and a non-ESOP component. The ESOP component of the KSOP owns 100% of the Company’s outstanding shares of common stock.

     Eligible employees of the Company can purchase beneficial interests in the Company’s common stock by

•	rolling over their eligible retirement account balances into the ESOP component of the KSOP by making an individual one-time ESOP investment election available to new hires; and/or

•	directing a portion of their pre-tax payroll income to be invested in the ESOP component of the KSOP.

     The Company’s ESOP trustee, State Street Bank & Trust Company, uses the moneys that eligible employees invest in the ESOP to purchase shares of the Company’s common stock, for allocation to those employees’ ESOP accounts.

     The Company makes retirement plan contributions to all its employees who are eligible participants in the Alion KSOP. These retirement plan contributions are made to eligible employees’ accounts in both the ESOP and the non-ESOP components of the KSOP. The Company also makes matching contributions on behalf of eligible employees, in the ESOP component, based on their pre-tax deferrals of their Alion salary.

     The ESOP trustee holds record title to all of the shares of Company common stock allocated to the employees’ ESOP accounts, and except in certain limited circumstances the ESOP trustee will vote those shares on behalf of the employees at the direction of the ESOP committee. The ESOP committee is comprised of four members of Alion’s management team and three other Alion employees and is responsible for the financial management and administration of the ESOP component.

     By law, Alion is required to value the common stock held in the ESOP component at least once a year. Alion has elected to have the common stock in the ESOP component valued by the ESOP trustee twice a year — as of March 31 and September 30. Because all ESOP transactions must occur at the current fair market value of the common stock held in the ESOP trust, having bi-annual valuations affords eligible employees the opportunity to invest in Company common stock and, when applicable, request distributions of their ESOP accounts at the end of each semi-annual period, rather than waiting until the end of each plan year.

S CORPORATION STATUS

     The Internal Revenue Code provides that a corporation that meets certain requirements may elect to be taxed as an S corporation for federal income tax purposes. These requirements provide that an S corporation may only have:

•	one class of stock;

•	up to 75 shareholders; and

•	some types of shareholders, such as individuals, trusts and some tax-exempt organizations, including ESOPs.

     Since the ESOP (which counts as one shareholder for S corporation purposes) is our only stockholder, we currently meet the requirements to be taxed as an S corporation.

     Alion filed an election with the IRS to be treated as an S corporation under the Internal Revenue Code. The election was accepted and became effective on October 11, 2001. An S corporation, unlike a C corporation, generally does not pay federal corporate income tax on its net income. Rather, such income is allocated to the S corporation’s shareholders. Shareholders must take into account their allocable share of income when filing their income tax returns. An ESOP, it is a tax-exempt entity, and does not pay tax on its allocable share of S corporation income. Because neither we nor the ESOP should be required to pay federal corporate income tax, we expect to have substantially more cash available to repay our debt and invest in our operations than we would if Alion were to be taxed as a C corporation.

     Many states follow the federal tax treatment of S corporations. It is possible, however, that in some states we may be subject to different tax treatment for state income tax purposes than federal income tax purposes. Alion and its subsidiary may operate in certain jurisdictions that will subject the corporations to state income tax. Alion may also be subject to additional types of taxes in certain jurisdictions, including franchise and business taxes.

     Alion filed an election under the Internal Revenue Code with the IRS to treat HFA, all the stock of which was purchased in the IITRI acquisition, as a qualified subchapter S subsidiary, which we refer to as a Q-Sub. The election was accepted and became effective on December 21, 2002. As a Q-Sub, HFA will not be treated as a separate corporation for federal income tax purposes. All of HFA’s assets and liabilities, and all of HFA’s items of income, deduction and credit should be treated as assets and liabilities, and items of income, deduction and credit of Alion for federal income tax purposes.

     Under a provision of the Internal Revenue Code, significant penalties can be imposed on a subchapter S employer which maintains an ESOP (i) if the amount of ESOP stock allocated to certain “disqualified persons” exceeds certain statutory limits or (ii) if disqualified persons together own 50% or more of the company’s stock. For this purpose, a “disqualified person” is generally someone who owns 10% or more of the subchapter S employer’s stock (including deemed ownership through stock options, warrants, stock appreciation rights, or SARs, phantom stock, and similar rights). The KSOP, the SAR plan and the phantom stock plan include provisions designed to prohibit allocations in violation of these Internal Revenue Code limits. We expect never to exceed the 50% limit. Apart from the warrants representing approximately 38% of our common stock that were issued to IITRI at the closing of the acquisition, no one person is expected to hold ownership interests representing more than 5% of Alion.

GROWTH STRATEGY

     Our objective is to continue to grow by capitalizing on our highly educated work force, our established position in our core research fields and by synergistic acquisitions. Our strategies for meeting this objective are:

•	To build on our experience in wireless communications. We anticipate that U.S. Department of Defense budgets for the next few years will reflect an increased emphasis on communications and spectrum issues in which we have established expertise. For example, we expect to play a significant role for the U.S. Department of Defense in the development of software-defined radios, which could be the basis for advancements in the so-called “third generation” wireless communications arena. In addition, civilian agencies of the federal government are interested in the communications solutions we have developed for the U.S. Department of Defense. We also intend to try to expand our communications research base to include more foreign and commercial customers.

•	To expand our defense operations research. We will seek to provide new services to the U.S. Department of Defense. We intend to expand our military planning, operations, readiness assessment, and distance learning services to the Navy; historically, more of our services in the defense arena have been provided to the Army and Air Force. We also intend to use our technical capabilities to develop modeling and simulation systems for all branches of the U.S. armed forces.

•	To expand our information technology research. We intend to promote our specialized information technology expertise to a broader range of customers, including the civilian agencies of the federal government, primarily by applying technology research and solutions originally developed for military use.

•	To develop new software tools. We will seek to capture some of our intellectual property in the form of stand-alone tools to increase revenue. We intend to develop these tools to better serve existing customers, and to offer them separately as stand-alone tools for new customers.

•	To recruit and retain highly skilled employees. We will seek to recruit and retain engineers, scientists, and technical experts with the experience, skills and innovation necessary to design and implement solutions to the complex problems our customers face. We will also seek to attract and retain other motivated professionals who have the qualities necessary to assist us in implementing our future business strategy and meeting our future business goals. As a corporate structure with 100% employee ownership (subject to the exercise of warrants owned by IITRI or other holders of the mezzanine note and the subordinated note), we believe we will be able to provide enhanced financial incentives to our employees, and that those incentives will be important recruitment and retention tools.

•	To pursue strategic acquisitions. We intend to broaden our customer base and our capabilities in our core research fields by pursuing strategic acquisitions from companies with talent and technologies complementary to our current fields and to our future business goals in order to add new clients and expand our core competencies.

MARKET AND INDUSTRY BACKGROUND

Trends in government spending likely to affect our business.

     Funding for our federal government contracts is linked to trends in U.S. defense spending. We believe that domestic defense spending will grow over the next several years as a result of the following trends and developments:

•	Overall defense spending. Congress authorized $368.2 billion in defense spending for fiscal year 2004.

•	Increased interest in procurement and development. We expect that the U.S. Department of Defense budgets for research and development, testing and evaluation, and procurement, all of which fund our programs, will grow proportionately with overall defense spending.

•	Adoption of “capabilities based approach.” The Bush Administration’s Quadrennial Defense Review, published September 30, 2001, reflects a “capabilities based approach,” calling for the U.S. military to maintain its current capabilities while developing new areas of military advantage. This review calls for an increase in military readiness through the upgrade of existing force structure and continued investment in next-generation technologies and capabilities to enable U.S. military forces to more effectively counter emerging threats.

     We believe that the increase in defense spending will result in a growth of our revenues because of the correlation between the areas of projected growth in defense spending and our core research fields. The following areas of projected growth in defense spending, as identified in the U.S. Budget for fiscal year 2004, have a direct correlation with our core research and service fields:

•	the enhancement of defenses against biological, chemical and nuclear attacks;

•	the use of information technology for national security;

•	an overall increase in spending for homeland defense;

•	training and training transformation; and

•	modeling and simulation as basis for mission planning and preparation.

We are primarily a government contractor.

     On a pro forma basis, 98% of our revenues in the fiscal year ended September 30, 2003, and 98% of our revenues for the fiscal year ended September 30, 2002, were obtained from federal government contracts. The U.S. Department of Defense is our largest customer. We expect that most of our revenues will continue to result from contracts with the federal government. We perform our government contracts as a prime contractor or as subcontractor. As a prime contractor, we have direct contact with the applicable government agency. As a subcontractor, we perform work for a prime contractor, which serves as the point of contact with the government agency overseeing the program.

     Our federal government contracts are generally multi-year contracts but are funded on an annual basis at the discretion of Congress. Congress usually appropriates funds for a given program on an October 1 fiscal year commencement basis. That means that at the outset of a major program, the contract is usually only partially funded, and normally the procuring agency commits additional monies to the contract only as Congress makes appropriations for future fiscal years. The government can modify or discontinue any contract at its discretion or due to default by the contractor. Termination or modification of a contract at the government’s discretion may be for any of a variety of reasons, including funding constraints, modified government priorities or changes in program requirements. If one of our contracts is terminated at the government’s discretion, we typically get reimbursed for all of our services performed and costs incurred up to the point of termination, a negotiated amount of the fee on the contract, and termination-related costs we incur.

     Pricing of Contracts. On a pro forma basis, during fiscal year 2003, approximately 62% of our federal government contracts were performed on a cost-reimbursement basis, 16% on a fixed-price basis and about 22% on a time-and-material basis. On a pro forma basis, during the fiscal year ended 2002, approximately 60%, 18%, and 22% of our federal government contracts were performed on a cost-reimbursement, fixed price, and time-and-material basis, respectively.

•	Cost-plus contracts allow us to recover our direct labor and allocable indirect costs, plus a fee which may be fixed or variable depending on the contract arrangement. Allocable indirect costs refer to those costs related to operating our business that can be recovered under a contract.

•	Under fixed-price contracts, customers pay us a fixed dollar amount to cover all direct and indirect costs, and fees. Under fixed-price contracts we assume the risk of any cost overruns and receive the benefit of any cost savings.

•	Time-and-material contracts allow us to recover our labor costs, based on negotiated, fixed hourly rates, as well as certain other costs.

     Any costs we incur prior to the award of a new contract or prior to modification of an existing contract are at our own risk. This is a practice that is customary in our industry, particularly when a contractor has received verbal advice of a contract award, but has not yet received the authorizing contract documentation. In most cases the contract is later executed or modified and we receive full reimbursement for our costs. We cannot be certain, however, when we commence work prior to authorization of a contract, that the contract will be executed or that we will be reimbursed for our costs. As of September 30, 2003, we had incurred $2.4 million in pre-contract costs at our own risk.

     Government Oversight. Our contract administration and cost accounting policies and practices are subject to oversight by federal government inspectors, technical specialists and auditors. All costs associated with a federal government contract are subject to audit by the federal government. An audit may reveal that some of the costs that we may have charged against a government contract are not in fact allowable, either in whole or in part. In these circumstances, we would have to return to the federal government any monies paid to us for non-allowable costs, plus interest and possibly penalties. The federal government has audited all indirect costs for our government contracts through fiscal year 2001, and any impact of these audits is reflected in our financial statements. Our contracts for fiscal year 2002 and subsequent periods have not yet been audited. The findings of an audit could result in adjustments that may change the financial data reported for fiscal year 2002 and subsequent periods.

     Backlog. Contract backlog represents an estimate, as of a specific date, of the remaining future revenues anticipated from our existing contracts. It consists of two elements:

•	funded backlog, which refers to contracts that have been awarded to us and whose funding has been authorized by the customer less revenue previously recognized under the same contracts, and

•	unfunded backlog, which refers to the total estimated value of contracts awarded to us, but whose funding has not yet been authorized by the customer.

     Options not yet exercised by a customer for additional years and other extension opportunities included in contracts are included in unfunded backlog. Contract backlog does include pre-negotiated options to continue existing contracts. Changes in our contract backlog calculation result from additions for future revenues as a result of the execution of new contracts or the extension or renewal of existing contracts, reductions as a result of completing contracts, reductions due to early termination of contracts, and adjustments due to changes in estimates of the revenues to be derived from previously included contracts. Estimates of future revenues from contract backlog are by their nature inexact and the receipt and timing of these revenues are subject to various contingencies, many of which are outside of our control. The table below shows the value of our funded and unfunded contract backlog as of September 30, 2003 and September 30, 2002, respectively.

	As of September 30, 2003			As of September 30, 2002

	Funded	Unfunded	Total	Funded	Unfunded	Total
	Backlog	Backlog	Backlog	Backlog	Backlog	Backlog

		(in millions)			(in millions)
Federal government, other government and commercial contracts	$107	$1,075	$1,182	$72	$997	$1,069

     Proposal backlog represents an estimate, as of a specific date, of the proposals we have in process or submitted and for which we are waiting to hear results of the award. It consists of two elements:

•	in-process backlog, which refers to proposals that we are preparing to submit following a request from a customer, and

•	submitted backlog, which refers to proposals that we have submitted to a customer and for which we are awaiting an award decision.

     The amount of our proposal backlog that ultimately may be realized as revenues depends upon our success in the competitive proposal process, and on the receipt of tasking and associated funding under the ensuing contracts. We will not be successful in winning contract awards for all of the proposals that we submit to potential customers. Our past success rates for winning contract awards from our proposal backlog should not be viewed as an indication of our future success rates. The table below shows the value of our proposal backlog as of September 30, 2003 and September 30, 2002, respectively.

	As of September 30, 2003			As of September 30, 2002

	In process	Submitted	Total	In process	Submitted	Total

	(in millions)				(in millions)
Proposal backlog	$31	$397	$428	$290	$205	$495

     Seasonality and Cyclicality. We believe that our business may be subject to seasonal fluctuations. The federal government’s fiscal year end (i.e., September 30) can trigger increased purchase requests from our customers for equipment and materials. Any increased purchase requests we receive as a result of the federal government’s fiscal year end would serve to increase our fourth quarter revenues but will generally decrease profit margins for that quarter, as these activities typically are not as profitable as our normal service offerings. In addition, expenditures by our customers tend to vary in cycles that reflect overall economic conditions as well as budgeting and buying patterns. Our revenue has in the past been, and may in the future be, materially affected by a decline in the defense budget or in the economy in general. Such future declines could alter our current or prospective customers’ spending priorities or budget cycles which has the affect of extending our sales cycle.

CORPORATE CULTURE, EMPLOYEES AND RECRUITING

     We strive to create organizational culture that promotes excellence in job performance, respect for the ideas and judgment of our colleagues and recognition of the value of the unique skills and capabilities of our professional staff. We seek to attract highly qualified and ambitious staff. We strive to establish an environment in which all employees can make their best personal contribution and have the satisfaction of being part of a unique team. We believe that we have in the past successfully attracted and retained highly skilled employees because of the quality of our work environment, the professional challenges of our assignments, and the financial and career advancement opportunities we make available to our staff.

     We view our employees as our most valuable asset. Our success depends in large part on attracting and retaining talented, innovative and experienced professionals at all levels. We rely on the availability of skilled technical and administrative employees to perform our research, development and technological services for our customers. The market for certain skills in areas such as information technology and wireless communications is at times extremely competitive. This makes recruiting and retention of employees in these and other specialized areas extremely important. We recognize that our benefits package, work environment, incentive compensation, and employee-owned culture will be important in recruiting and retaining these highly skilled employees.

     As of September 30, 2003, we had 1,604 employees, of which 1,473 were full-time, 60 half-time, and 71 part-time employees. Approximately 4% of our employees have Ph.D.’s, approximately 33% have masters degrees, and approximately 64% of our employees have undergraduate degrees. We also use consultants from time to time for technical work, promotional activities, and proposal preparation. We believe that our relationship with our employees is good. None of our employees are covered by a collective bargaining agreement.

     Our facilities include laboratory facilities at locations in Chicago, Illinois; Annapolis, Maryland; West Conshohocken, Pennsylvania; Lanham, Maryland; Geneva, Illinois; Huntsville, Alabama; and Rome, New York where we provide our engineers and scientists with advanced tools to research and apply new technologies to issues of national significance.

OUR CUSTOMERS

     On a pro forma basis, during the fiscal year ended September 30, 2003, we derived approximately 98% of our revenue from contracts with various agencies or departments of the federal government. Of our total revenue, we derived 95% from contracts with the U.S. Department of Defense. Also on a pro forma basis, for the fiscal year ended September 30, 2002, approximately 98% of our revenue was from contracts with the federal government, and 90% was derived from contracts with the U.S. Department of Defense alone. The balance of our revenue was from a variety of commercial customers, U.S. state and local governments and foreign governments. We derived less than 1% of our revenues from international customers in the fiscal year ended September 30, 2003 and approximately 1% in the fiscal year ended September 30, 2002. The table below shows pro forma revenues, by customer, for fiscal years 2003 and 2002, respectively:

	For the year ended September 30,

	2003		2002

		(in millions)
	Pro Forma Revenue		Pro Forma Revenue
U.S. Department of Defense (DoD)	$202	95%	$182	90%
Other U.S. Federal, state, and local governments	7	3	16	8
Commercial and international	4	2	4	2

	$213	100%	$202	100%

COMPETITION

     Our industry is very competitive. In most significant federal government procurements, we compete with much larger, well-established companies, as well as a number of smaller companies. They include Booz-Allen Hamilton, Computer Sciences Corporation, Lockheed Martin Corporation, Science Applications International Corporation, Litton Industries, Sverdrup, Battelle Memorial Institute, and Mitretek Systems, Inc. In the commercial arena, we compete most often with smaller, but highly specialized technical companies, as well as a number of larger companies. They include CRIL Technology, Tadiran Communications Ltd., Spectrocan, Orthstar Incorporated, Elite Electronic Engineering, Inc., and L-3 Communications Corporation.

     In most cases, government contracts for which we compete are awarded based on a competitive process. We believe that in general, the key factors considered in awarding contracts are:

•	technical capabilities and approach,

•	quality of the personnel, including management capabilities,

•	successful past contract performance, and

•	price.

     It is our experience that in awarding contracts to perform complex technological programs, the two most important considerations for a customer are technical capabilities and price.

BUSINESS DEVELOPMENT AND PROMOTIONAL ACTIVITIES

     We primarily promote our contract research services by meeting face-to-face with customers or potential customers, by obtaining repeat work from satisfied customers, and by responding to requests for proposals, referred to as RFPs, and international tenders that our customers and prospective customers publish or direct to our attention from time to time. We use our knowledge of and experience with federal government procurement procedures, and relationships with government personnel, to help anticipate the issuance of RFPs or tenders and to maximize our ability to respond effectively and in a timely manner to these requests. We use our resources to respond to RFPs and tenders that we believe we have a good opportunity to win and that represent either our core research fields or logical extensions to those fields for new research. In responding to an RFP or tender we draw on our expertise in our various business areas to reflect the technical skills we could bring to the performance of that contract.

     Our technical staff is an integral part of our promotional efforts. They develop relationships with our customers over the course of contracts that can lead to additional work. They also become aware of new research opportunities in the course of performing tasks on current contracts.

     We hold weekly company-wide development meetings to review specific proposal opportunities and to agree on our strategy in pursuing these opportunities. At times we also use independent consultants for promotion, developing proposal strategies and preparing proposals.

     On a pro forma basis, we spent approximately $0.2 million on internal research and development in fiscal year 2003, and $0.6 million in fiscal year 2002. This is in addition to the substantial research and development activities that we have undertaken on projects funded by our customers. We believe that actively fostering an environment of innovation is critical to our future success in that it allows us to be proactive in addressing issues of national concern in public health, safety, and national defense.

RESOURCES

     For most of our work, we use computer and laboratory equipment and other supplies that are readily available from multiple vendors. As such, disruption in availability of these types of resources from any particular vendor should not have a material impact on our ability to perform our contracts. In some of the specialized work we perform in a laboratory, we depend on the supply of special materials and equipment whose unavailability could have adverse effects on the experimental tasks performed at the laboratory. However, we believe that the overall impact of these types of delays or disruptions on our total operations and financial condition is likely to be minimal.

PATENTS AND PROPRIETARY INFORMATION

     Our patent portfolio consists of sixteen issued and active U.S. patents, seven pending U.S. patents, three active foreign patents and thirteen pending foreign patents. We routinely enter into intellectual property assignment agreements with our employees to protect our rights to any patents or technologies developed during their employment with us. However, our research and development and engineering services do not depend on patent protection.

     Our federal government contracts often provide the federal government with certain rights to our inventions and copyright works, including use of the inventions by government agencies, and a right to exploit these inventions or have them exploited by third-party contractors, including our competitors. Similarly, our federal government contracts often license to us patents and copyright works owned by others.

FOREIGN OPERATIONS

     In fiscal year 2003, nearly 100% of the Company’s revenue was derived from services provided under contracts with U.S.-based customers. In 2002, approximately 99% and 1% of revenue was derived from services provided for U.S. and foreign-based customers, respectively.

COMPANY INFORMATION AVAILABLE ON THE INTERNET

     The Company’s internet address is www.alionscience.com. The Company makes available free of charge through its internet site, via a hyperlink to the U.S. Securities and Exchange Commission EDGAR filings web site, its annual report on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, or the “Exchange Act,” as soon as reasonably practicable after such material is electronically filed with, or unfurnished to, the U.S. Securities and Exchange Commission.

ENVIRONMENTAL MATTERS

     Our operations are subject to federal, state and local laws and regulations relating to, among other things:

•	emissions into the air,

•	discharges into the environment,

•	handling and disposal of regulated substances, and

•	contamination by regulated substances.

     Operating and maintenance costs associated with environmental compliance and prevention of contamination at our facilities are a normal, recurring part of our operations, are not material relative to our total operating costs or cash flows, and are generally allowable as contract costs under our contracts with the federal government. These costs have not been material in the past and, based on information presently available to us and on federal government environmental policies relating to allowable costs in effect at this time, all of which are subject to change, we do not expect these to have a materially adverse effect on us. Based on historical experience, we expect that a significant percentage of the total environmental compliance costs associated with our facilities will continue to be allowable costs.

     Under existing U.S. environmental laws, potentially responsible parties are jointly and severally liable and, therefore, we would be potentially liable to the government or third parties for the full cost of remediating contamination at our sites or at third-party sites in the event contamination is identified and remediation is required. In the unlikely event that we were required to fully fund the remediation of a site, the statutory framework would allow us to pursue rights of contribution from other potentially responsible parties.

RISK FACTORS

Risks Related To Our Business

An economic downturn could harm our business.

     Our business, financial condition and results of operations may be affected by various economic factors. Unfavorable economic conditions may make it more difficult for us to maintain and continue our revenue growth. In an economic recession or under other adverse economic conditions, customers and vendors may be more likely to be unable to meet contractual terms or their payment obligations. A decline in economic conditions may have a material adverse effect on our business.

We face intense competition from many competitors that have greater resources than we do, which could result in price reductions, reduced profitability, and loss of market share.

     We operate in highly competitive markets and generally encounter intense competition to win contracts. If we are unable to successfully compete for new business, our revenue growth and operating margins may decline. Many of our competitors are larger and have greater financial, technical, marketing, and public relations resources, larger client bases, and greater brand or name recognition than we do. Larger competitors include federal systems integrators such as Computer Sciences Corporation and Science Applications International Corporation, and divisions of large defense contractors such as Lockheed Martin Corporation and Northrop Grumman Corporation. Our larger competitors may be able to compete more effectively for very large-scale government contracts. Our larger competitors also may be able to provide clients with different or greater capabilities or benefits than we can provide in areas such as technical qualifications, past performance on large-scale contracts, geographic presence, price, and the availability of key professional personnel. Our competitors also have established or may establish relationships among themselves or with third parties, including through mergers and acquisitions, to increase their ability to address client needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge.

We incurred a significant amount of debt in order to complete the IITRI acquisition, which may limit our operational flexibility and negatively affect the value of your investment in the ESOP component.

     In order to complete the acquisition of IITRI’s assets, we incurred a substantial amount of indebtedness. On a pro forma basis after giving effect to the acquisition, our consolidated debt was approximately $103.1 million at closing, and approximately $90.4 million at September 30, 2003. We do not have extensive experience in functioning as a highly leveraged company.

     Our indebtedness could:

•	limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other general corporate activities;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	make it more difficult for us to satisfy our obligations to our creditors, including our repurchase obligations to ESOP participants, and, if we fail to comply with the requirements of the indebtedness, may require refinancing on terms unfavorable to us, or if refinancing is not possible, our creditors could accelerate the maturity of our indebtedness, which could cause us to default under other indebtedness, dispose of assets or declare bankruptcy;

•	limit our ability to successfully withstand a downturn in our business or the economy generally; and

•	place us at a competitive disadvantage against other less leveraged competitors.

Our ability to service our debt and meet other future obligations is dependent on our future operating results and we cannot be sure that we will be able to meet these obligations as they come due.

     Our ability to meet our payment obligations and to comply with the financial covenants contained in the agreements relating to our indebtedness is subject to a variety of factors, including changes in:

•	funding of our contract backlog;

•	the time within which our customers pay our accounts receivable;

•	new contract awards and our performance under these contracts;

•	continued increase in revenues on an annual basis;

•	interest rate levels;

•	our status as an S corporation for federal income tax purposes; and

•	general economic conditions.

     These factors will also affect our ability in the future to meet our obligations related to the put rights associated with the warrants and to our repurchase obligations under the KSOP. We also have significant debt obligations which become due in 2007, 2008, 2009, and 2010.

     We may not generate sufficient cash flows to comply with our financial covenants and to meet our payment obligations when they become due. If we are unable to comply with our financial covenants, or if we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make the required payments on our indebtedness, then we may be required to refinance our indebtedness. We cannot be certain that our indebtedness could be refinanced on terms that are favorable to us, if at all. In the absence of a refinancing, our lenders would be able to accelerate the maturity of our indebtedness, which could cause us to default under our other indebtedness, dispose of assets or declare bankruptcy. Any of these actions would result in a substantial diminution in the value of your investment in the ESOP and could result in the loss of your entire investment.

Risks Related To Our Industry

We are dependent on government contracts for substantially all of our revenues.

     On a pro forma basis, approximately 98% of our revenues for fiscal year 2003 were derived from contracts with the federal government. Contracts with the U.S. Department of Defense accounted for approximately 95%, and contracts with other government agencies accounted for approximately 3%, of our total revenues in fiscal year 2003. On a pro forma basis for fiscal year 2002, contracts with the U.S. Department of Defense accounted for approximately 90% of our revenues, and contracts with other government agencies accounted for approximately 8% of our revenues. We expect that government contracts are likely to continue to account for a significant portion of our revenues in the future. A significant decline in government expenditures, or a shift of expenditures away from government programs that we support, could cause a decline in our revenues.

Historically, a few contracts have provided us with most of our revenues, and if we do not retain or replace these contracts our operations will suffer.

     The following five large federal government contracts accounted for approximately 71% of our pro forma revenues for the fiscal year ended September 30, 2003:

1.	Information Technology Services for General Services Administration — U.S. Department of Defense (24%);

2.	Joint Spectrum Center Engineering Support Services for the U.S. Department of Defense Joint Spectrum Center (21%);

3.	Modeling and Simulation Information Analysis Center for the U.S. Department of Defense — Defense Information Systems Agency (18%);

4.	Weapons Systems Technology Information Analysis Center for the U.S. Department of Defense — Defense Information Systems Agency (4%); and

5.	Subcontract (to Raytheon Corporation) for Annex 14- Ordnance Services under the Guam Base Operating Services contract for the U.S. Navy (4%).

     These contracts, some of which are performed for multiple customers, are likely to continue to account for a significant percentage of our revenues in the future. Termination of these contracts or our inability to renew or replace them when they expire could cause our revenues to decrease.

Government contracts contain termination provisions that are unfavorable to us.

     Generally, government agencies can terminate contracts with their suppliers at any time without cause. If a government agency does terminate one of its contracts with us without cause, we will likely be entitled to receive compensation for the services provided or costs incurred up to the date of termination as well as a negotiated amount of the fee on the contract and termination-related costs we incur. Further, if a government contract is terminated because we defaulted under the terms of the contract, we will likely be entitled to receive compensation for the services provided and accepted up to the date of termination plus a percentage of the fee relating to the provided and accepted services. However, if a default were to occur, we may be liable for excess costs the government incurs in procuring the undelivered portion of the contract from another source. Termination of any of our large government contracts may negatively impact our revenues.

Actual or perceived conflicts of interest may prevent us from being able to bid on or perform contracts.

     Government agencies have conflict of interest policies that may prevent us from bidding on or performing certain contracts. Typically, a conflict of interest policy prohibits a contractor that assisted the government agency in the design of a program and/or the associated procurement process from competing to perform the resulting contract. When dealing with government agencies that have conflict of interest policies, we must decide, at times with insufficient information, whether to participate in the design process and lose the chance of performing the contract or to turn down the opportunity to assist in the design process for the chance of performing on the contract. We have, on occasion, declined to bid on particular projects because of actual or perceived conflicts of interest, and we are likely to continue encountering such conflicts of interest in the future, particularly if we acquire other government contractors. Future conflicts of interest could cause us to be unable to secure key research and technology contracts with government customers.

We may not receive the full amount of our backlog, which could lower future revenues.

     The maximum contract value specified under a government contract is not necessarily indicative of revenues that we will realize under that contract. Congress normally appropriates funds for a given program on a fiscal year basis, even though actual contract performance may take many years. As a result, contracts ordinarily are only partially funded at the time of award, and normally the procuring agency commits additional monies to the contract only as Congress makes appropriations in subsequent fiscal years. The portion of a government contract which has not yet been performed is referred to as backlog. The original value of a government contract is used in estimating the amount of our backlog. We define backlog to include both funded and unfunded orders for services under existing signed contracts, assuming the exercise of all options relating to those contracts that have been priced. We define funded backlog to be the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment which an authorized purchasing authority signs, less the amount of revenue we have previously recognized under the contract. We define unfunded backlog as the total estimated value of signed contracts, less funding to date. Unfunded backlog includes all contract options that have been priced but not yet funded. Estimates of future revenues attributed to backlog are not necessarily precise and the receipt and timing of any of these revenues are subject to various contingencies such as changed federal government spending priorities and government decisions not to exercise options on existing contracts. Many of these contingencies are beyond our control. The backlog on a given contract may not ultimately be funded or may only be partially funded, which may cause our revenues to be lower than anticipated. For example, a contract on which we perform ordnance handling services for the U.S. Navy in Guam may be subject to a recompete earlier than anticipated. If Alion is not successful in winning its bid in this recompete, the loss of the contract would adversely affect our backlog and our revenues.

Because government contracts are subject to government audits, contract payments are subject to adjustment and repayment which may result in revenues attributed to a contract being lower than expected.

     Government contract payments received that are in excess of allowable costs are subject to adjustment and repayment after government audit of the contract payments. Government audits have been completed on indirect costs related to our federal government contracts through fiscal year 2001, and are continuing for subsequent periods. We have included estimated reserves in our financial statements for excess billings and contract losses, which we believe are adequate based on our interpretation of contracting regulations and past experience. These reserves, however, may not be adequate. If our reserves are not adequate, revenues attributed to our contracts may be lower than expected.

Our subcontractors’ failure to perform contractual obligations could damage our reputation as a prime contractor and thereby our ability to obtain future business.

     As a prime contractor, we often rely significantly upon other companies as subcontractors to perform work we are obligated to deliver to our customers. A failure by one or more of our subcontractors to satisfactorily perform the agreed-upon services on a timely basis may cause us to be unable to perform our duties as a prime contractor. We have limited involvement in the work our subcontractors perform, and as a result, we may have exposure to problems our subcontractors cause. Performance deficiencies on the part of our subcontractors could result in a government customer terminating our contract for default. A default termination could expose us to liability for the customer’s costs of reprocurement, damage our reputation, and hurt our ability to compete for future contracts.

If we fail to recover pre-contract costs, it may result in reduced fees or in losses.

     Any costs we incur before the execution of a contract or contract renewal are incurred at our risk, and it is possible that the customer will not reimburse us for these pre-contract costs. At September 30, 2003, we had pre-contract costs of $2.4 million. While such costs were associated with specific anticipated contracts and we believe their recoverability from such contracts is probable, we cannot be certain that contracts or contract renewals will be executed or that we will recover the related pre-contract costs.

If we do not accurately estimate the expenses, time and resources necessary to satisfy our contractual obligations, our profit will be lower than expected.

     Cost-reimbursement contracts provided approximately 62% of our pro forma revenues for the fiscal year ended September 30, 2003, and 60% of our pro forma revenues for the fiscal year ended September 30, 2002. Fixed-price contracts provided approximately 16% of our pro forma revenues for fiscal year 2003, and 18% of our pro forma revenues for the fiscal year 2002.

     In a cost-reimbursement contract, we are allowed to recover our approved costs plus a negotiated fee. The total price on a cost-reimbursement contract is based primarily on allowable costs incurred, but generally is subject to a maximum contract funding limit. Federal government regulations require us to notify our customers of any cost overruns or underruns on a cost-reimbursement contract. If we incur costs in excess of the funding limitation specified in the contract, we may not be able to recover those cost overruns. As a result, on a cost-reimbursement contract we may not earn the full amount of the anticipated fee.

     In a fixed-price contract, we estimate the costs of the project and agree to deliver the project for a definite, predetermined price regardless of our actual costs to be incurred over the life of the project. We must fully absorb cost overruns. Our failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract may reduce the fee margin of a fixed-price contract or cause a loss. Although we have not historically experienced significant contract losses on fixed-price contracts, the provisions in our financial statements for estimated losses on our fixed-price contracts may not be adequate to cover all actual future losses.

As a federal government contractor, we must comply with complex procurement laws and regulations and our failure to do so could have a negative impact upon our business.

     We must comply with and are affected by laws and regulations relating to the formation, administration and performance of federal government contracts, which may impose added costs on our business. If a government review or investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of fees, suspension of payments, fines and suspension or debarment from doing business with federal government agencies, which may impair our ability to conduct our business. To the knowledge of management, we are not at present the subject of any investigation that may adversely affect our ability to secure future government work.

Our failure to obtain and maintain necessary security clearances may limit our ability to carry out confidential work for government customers, which could cause our revenues to decline.

     As of September 30, 2003, forty-six of our government contracts required us to maintain facility security clearances and some of our employees to maintain individual security clearances. Each security-cleared facility has at least one key manager and a facility security officer who hold security clearances. Additional personnel security clearances for technical, management or administrative staff are based on a particular employee’s need to have access to classified information in order to perform the classified tasks required by the contract. Types of employees that may require security clearances include program or project managers, scientists, researchers, managers and administrators. If we lose a facility clearance or our employees lose or are unable to timely obtain security clearances, the government customer can terminate the contract or decide not to renew it upon its expiration. If we cannot obtain the required security clearances for our facilities or employees, or we fail to obtain them on a timely basis, we may be unable to perform a contract, bid on or win new contracts, which may cause us to have to terminate current research activities, and may damage our reputation. If this were to occur, our revenues would likely decline.

We derive significant revenues from contracts awarded through a competitive bidding process which is an inherently unpredictable process.

     We obtain most of our government contracts through a competitive bidding process that subjects us to risks associated with:

•	the frequent need to bid on programs in advance of the completion of their design, which may result in unforeseen technological difficulties and/or cost overruns;

•	the substantial time and effort, including design, development and promotional activities, required to prepare bids and proposals for contracts that may not be awarded to us; and

•	the design complexity and rapid rate of technological advancement of most of our research offerings.

     Upon expiration, government contracts may be subject to a competitive rebidding process. We may not be successful in winning contract awards or renewals in the future. Our failure to win contract awards, or to renew or replace existing contracts when they expire, would negatively impact our future business and the value of your investment.

Intense competition in the technology and defense industries could limit our ability to win and retain government contracts.

     We expect to encounter significant competition for government contracts from other companies, especially in our information technology and defense operations units. Some of our competitors will have substantially greater financial, technical and marketing resources than we do.

     Our ability to compete for these contracts will depend on:

•	the effectiveness of our research and development programs;

•	our ability to offer better performance than our competitors at a lower or comparable cost;

•	the readiness of our facilities, equipment and personnel to perform the programs for which we compete; and

•	our ability to attract and retain key personnel.

     If we do not continue to compete effectively and win contracts, our future business will be materially compromised.

Risks Related To Our Operations

We depend on key management and personnel and may not be able to retain those employees due to competition for their services.

     We believe that our future success will be due, in part, to the continued services of our senior management team. The loss of any one of these individuals could cause our operations to suffer. On December 20, 2002, we entered into new employment agreements with most of these individuals for five-year terms. We do not, however, maintain key man life insurance policies on any members of management.

     In addition, competition for certain employees, such as scientists and engineers, is intense. Our ability to implement our business plan is dependent on our ability to hire and retain these technically skilled professionals. Our failure to recruit and retain qualified scientists and engineers may cause us to be unable to obtain and perform future contracts.

Our business could suffer if we fail to attract, train and retain skilled employees.

     The availability of highly trained and skilled professional, administrative and technical personnel is critical to our future growth and profitability. Competition for scientists, engineers, technicians, management and professional personnel is intense and competitors aggressively recruit key employees. Due to our growth and this competition for experienced personnel, particularly in highly specialized areas, it has become more difficult to meet all of our needs for these employees in a timely manner. We intend to continue to devote significant resources to recruit, train and retain qualified employees; however, we cannot be certain that we will be able to attract and retain such employees on acceptable terms. Any failure to do so could have a material adverse effect on our operations. If we are unable to recruit and retain a sufficient number of these employees, our ability to maintain and grow our business could be negatively impacted. In addition, some of our contracts contain provisions requiring us to commit to staff a program with certain personnel the customer considers key to our successful performance under the contract. In the event we are unable to provide these key personnel or acceptable substitutions, the customer may terminate the contract, and we may not be able to recover our costs.

If we are unable to manage our growth, our business could be adversely affected.

     Sustaining our company’s growth has placed significant demands on management, as well as on our administrative, operational and financial resources. To continue to manage our growth, we must continue to improve our operational, financial and management information systems and expand, motivate and manage our workforce. If we are unable to successfully manage our growth without compromising our quality of service and our profit margins, or if new systems we implement to assist in managing our growth do not produce the expected benefits, our business, prospects, financial condition or operating results could be adversely affected.

We may undertake acquisitions that could increase our costs or liabilities or be disruptive.

     One of our key operating strategies is to selectively pursue acquisitions. We have made a number of acquisitions in the past, are currently pursuing a number of potential acquisition opportunities, and will consider other acquisitions in the future. We may not be able to consummate the acquisitions we are currently pursuing on favorable terms, or at all. We may not be able to locate other suitable acquisition candidates at prices we consider appropriate or to finance acquisitions on terms that are satisfactory to us. If we do identify an appropriate acquisition candidate, we may not be able to successfully negotiate the terms of an acquisition, finance the acquisition or, if the acquisition occurs, integrate the acquired business into our existing business. Negotiations of potential acquisitions and the integration of acquired business operations could disrupt our business by diverting management away from day-to-day operations. Acquisitions of businesses or other material operations may require additional debt or equity financing, resulting in additional leverage or dilution of ownership. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. We also may not realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates. In addition, we may need to record write-downs from future impairments of intangible assets, which could reduce our future reported earnings. At times, acquisition candidates may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition, but which we generally assume as part of an acquisition. Such liabilities could have a material adverse effect on our financial condition.

Covenants in our credit facility may restrict our financial and operating flexibility.

     Our credit facility contains covenants that limit or restrict, among other things, our ability to borrow money outside of the amounts committed under the credit facility, make other restricted payments, sell or otherwise dispose of assets other than in the ordinary course of business, or make acquisitions, in each case without the prior written consent of our lenders. Our credit facility also requires us to maintain specified financial covenants relating to fixed charge coverage, interest coverage, debt coverage, and minimum consolidated net worth. Our ability to satisfy these financial ratios can be affected by events beyond our control, and we cannot assure ourselves that we will meet these ratios. Default under our credit facility could allow the lenders to declare all amounts outstanding to be immediately due and payable. We have pledged substantially all of our assets, to secure the debt under our credit facility. If the lenders declare amounts outstanding under the credit facility to be due, the lenders could proceed against those assets. Any event of default, therefore, could have a material adverse effect on our business if the creditors determine to exercise their rights. We also may incur future debt obligations that might subject us to restrictive covenants that could affect our financial and operational flexibility, or subject the company to other events of default. Any such restrictive covenants in any future debt obligations the company incurs could limit our ability to fund our business operations or expand our business.

     From time to time we may require consents or waivers from our lenders to permit actions that are prohibited by our credit facility. If in the future our lenders refuse to provide waivers of our credit facility’s restrictive covenants and/or financial ratios, then we may be in default under the terms of the credit facility, and we may be prohibited from undertaking actions that are necessary or desirable to maintain and expand its business.

Environmental laws and regulations and our use of hazardous materials may subject us to significant liabilities.

     Our operations are subject to federal, state and local environmental laws and regulations, as well as environmental laws and regulations in the various countries in which we operate. In addition, our operations are subject to environmental laws and regulations relating to the discharge, storage, treatment, handling, disposal and remediation of regulated substances and waste products, such as radioactive materials and explosives. The following may require us to incur substantial costs in the future:

•	modifications to current laws and regulations;

•	new laws and regulations;

•	new guidance or new interpretation of existing laws and regulations; or

•	the discovery of previously unknown contamination.

Item 2. PROPERTIES

     Our principal operating facilities are located in Chicago, Illinois and McLean, Virginia, and consist of approximately 66,675 square feet and 21,573 square feet of office space, respectively, held under leases. We also lease an additional 28 office facilities totaling approximately 299,844 square feet. Of these, our largest offices are located in Hampton, Virginia; West Conshohocken, Pennsylvania; Huntsville, Alabama; Rockville, Maryland; Annapolis, Maryland; Waldorf, Maryland; Lanham, Maryland; Orlando, Florida; Rome, New York; Fairborn, Ohio; O’ Fallon, Illinois; Mt. Clements, Michigan; Charlottesville, Virginia; Warren, Michigan; Ishpeming, Michigan; King George County, Virginia; San Diego, California; Albuquerque, New Mexico; Los Alamos, New Mexico; Naperville, Illinois; and three in Alexandria, Virginia.

     We lease thirteen laboratory facilities totaling 125,472 square feet, for research functions in connection with the performance of our contracts. Of these, our largest laboratories are located in Geneva, Illinois; Lanham, Maryland; Annapolis, Maryland; West Conshohocken, Pennsylvania; Huntsville, Alabama; Rome, New York; Orlando, Florida; and three in Chicago, Illinois. The lease terms are annual varying from one to eight years and are generally at market rates.

     On a pro forma basis, aggregate average monthly base rental expense for fiscal year 2003 was $667,043 and the aggregate average monthly base rental expense for fiscal year 2002 was $670,628.

     We periodically enter into other lease agreements that are, in most cases, directly chargeable to current contracts. These obligations are usually either covered by currently available contract funds or cancelable upon termination of the related contracts.

Item 3. LEGAL PROCEEDINGS

     On September 16, 2002, IITRI filed a lawsuit against Clyde Andrews and William Bewley, former shareholders of AB Technologies, Inc., in the U.S. District Court for the Eastern District of Virginia. IITRI acquired substantially all of the assets of AB Technologies in February 2000.

     The lawsuit sought to compel the defendants to submit disputed issues to an independent accounting firm, in accordance with the terms of the asset purchase agreement. The Company also sought declaratory judgment that it is entitled to a downward adjustment to the purchase price and a finding that it properly computed the earnout required by the asset purchase agreement.

     Messrs. Andrews and Bewley filed a lawsuit against IITRI for breach of the AB Technologies asset purchase agreement claiming at least $8.2 million in damages. The Andrews-Bewley lawsuit was removed to federal court and consolidated into IITRI’s lawsuit. The federal court stayed the litigation and ordered both parties to submit the dispute to the independent accounting firm of Grant Thornton for arbitration. The consolidated federal action was subsequently dismissed without prejudice. The arbitration hearing was held in October and November 2003. Alion expects a decision before the end of 2003. Alion assumed responsibility for and acquired all claims under both of these lawsuits, and the ensuing arbitration, as part of its acquisition of IITRI’s assets.

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

     As a government contractor, the Company may be subject from time to time to federal government inquiries relating to its operations and audits by the Defense Contract Audit Agency. Contractors found to have violated the False Claims Act, or which are indicted or convicted of violations of other federal laws, may be suspended or debarred from federal government contracting for some period. Such an event could also result in fines or penalties. Given the Company’s dependence on federal government contracts, suspension or debarment could have a material adverse effect on it. The Company is not aware of any such pending federal government claims or investigations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDERS MATTERS

     There is no established public trading market for Alion’s common stock. As of September 30, 2003, the ESOP was the only holder of our common stock.

     In March and May 2003, the Company raised approximately $0.7 million in cash through a private placement of its common stock. The Company sold 55,028 shares of common stock to the ESOP Trust for $10.00 per share and 16,599 shares at $11.13 per share. The Company issued an additional 89,955 shares of common stock to the ESOP Trust at $11.13 per share as a contribution to the KSOP Plan. The shares of common stock were offered pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

     In September 2003, the Company raised approximately $1.2 million in cash through a private placement of its common stock. The Company sold 109,627 shares of common stock to the ESOP Trust for $11.13 per share and 2,649 shares at $14.71 per share. The Company also issued 124,447 additional shares of common stock to the ESOP Trust at $14.71 per share as a contribution to the KSOP Plan. The shares of common stock were offered pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

Dividend Policy

     Unlike regular C corporations, S corporations do not pay “dividends.” Rather, S corporations make “distributions.” Use of the term “distributions” in this context is unrelated to the term when used in the context of our repurchase obligations under the KSOP. To avoid confusion, when referring to a distribution that would constitute a dividend in a C corporation, we will use the term distribution/dividend. We do not expect to pay any distributions/dividends. We currently intend to retain future earnings, if any, for use in the operation of our business. Any determination to pay cash distributions/dividends in the future will be at the discretion of our board of directors and will be dependent on our results of operations, financial condition, contractual restrictions and other factors our board of directors determines to be relevant, as well as applicable law. The terms of the senior credit facility, the mezzanine note and the subordinated note prohibit us from paying distributions/dividends without the consent of the respective lenders.

Item 6. SELECTED FINANCIAL DATA

     The following table presents selected historical and pro forma consolidated financial data for Alion or the Selected Operations of IITRI for each of the fiscal years in the five-year period ended September 30, 2003. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and notes to those statements included elsewhere in this annual report. The consolidated operating data for the fiscal year ended September 30, 2003 and the consolidated balance sheet data as of September 30, 2003 are derived from, and are qualified by reference to, the consolidated financial statements of Alion included elsewhere in this annual report.

     The consolidated operating data for the fiscal years ended September 30, 2002, 2001, and 2000 and the consolidated balance sheet data as of September 30, 2002 and 2001 are derived from and are qualified by reference to, the consolidated financial statements of Selected Operations of IIT Research Institute, included elsewhere in this annual report. The consolidated operating data for the year ended September 30, 1999 is derived from and is qualified by reference to the consolidated statement of income of Selected Operations of IIT Research Institute, not included in this annual report. The consolidated balance sheet data as of September 30, 1999 is derived from unaudited financial data that is not included in this annual report. The historical consolidated financial information has been carved out from the consolidated financial statements of IITRI using the historical results of operations and bases of assets and liabilities of the portion of IITRI’s business that were sold and gives effect to allocations of expenses from IITRI.

     Alion completed the acquisition of substantially all of the assets and certain of the liabilities of IITRI on December 20, 2002 (the Transaction). The pro forma consolidated data for fiscal years ended September 30, 2002 and 2003, assume that the acquisition had been consummated as of October 1, 2001.

     Our historical consolidated financial information may not be indicative of our future performance and does not necessarily reflect what our financial position and results of operations would have been had we operated as a separate, stand-alone entity during the periods presented.

Selected Financial Data of Alion Science and Technology Corporation

For Years Ended September 30,
(in thousands except per share data)

						Pro Forma Fiscal	Pro Forma Fiscal
	2003(1)	2002(2)	2001(2)	2000(2)	1999(2)	2003 (10)	2002 (10)

Consolidated Operating Data
Contract revenue	$165,917	$201,738	$193,152	$156,137	$117,500	$213,182	$201,738
Direct contract expenses	120,559	147,377	140,555	111,122	88,731	155,214	147,377
Operating expenses (3)	45,467	48,488	41,726	39,641	25,416	64,037	57,942

Operating income (loss)	(109)	5,873	10,871	5,374	3,353	(6,069)	(3,581)
Other income (expense)(4)	(12,507)	(586)	(1,072)	(694)	12	(14,652)	(9,652)
Income tax (expense) benefit (5)	—	(589)	(302)	(398)	246	(27)	(589)

Net income (loss)(6)	$(12,616)	$4,698	$9,497	$4,282	$3,611	$(20,748)	(13,822)

Unaudited pro forma as adjusted basic and diluted earnings (loss) per common share (7)						$(7.83)	(5.37)

Consolidated Balance Sheet Data at End of Period
Net accounts receivable	$42,777	$49,051	$56,095	$56,473	$37,706
Total assets	144,754	71,096	76,309	82,702	65,328
Current portion of long-term debt	5,000	3,330	141	3,646	5,500
Long-term debt, excluding current portion	77,647	1,654	11,886	22,289	2,642
Redeemable common stock warrants	14,762	—	—	—	—
Long-term deferred gain on sale of building to Illinois Institute of Technology, excluding current portion	—	3,523	4,054	—	—
Other Data
Depreciation and amortization	$9,553	$3,447	$3,488	$3,754	$1,832
Capital expenditures	1,329	3,643	1,940	2,795	4,213
Cash flows provided by (used in):
Operating activities	$14,264	$14,713	$7,907	$(5,306)	$1,608
Investing activities	(61,273)	(4,466)	9,863	(2,967)	(12,264)
Financing activities	47,497	(9,851)	(17,770)	4,961	4,683
Funded contract backlog (8)	107,000	72,000	67,000	88,000
Unfunded contract backlog (9)	1,075,000	997,000	737,000	849,000
Number of employees	1,604	1,622	1,458	1,334	1,074

(1)	For historical operating year 2003 (October 1, 2002 to September 30, 2003), the operations data presented reflect approximately nine months of Alion operations since the Transaction occurred on December 20, 2002 which was at the end of IITRI’s first quarter of operations for 2003. During the period October 1, 2002 to December 20, 2002, Alion was organizationally a business shell, operationally inactive until the Transaction occurred.

(2)	Represents consolidated operating and balance sheet data of the Selected Operations of IIT Research Institute which was acquired by Alion on December 20, 2002.

(3)	Operating expenses include (i) non-recurring transaction expenses of approximately $6.7 million and $6.4 million for fiscal years ended September 30, 2003 and 2002, respectively and (ii) non-recurring, conversion and roll-out expenses of approximately $1.5 million for the fiscal year ended September 30, 2003.

(4)	Other income (expense) for the year ended September 30, 2003, includes approximately $7.5 million in interest-related expense associated with the debt financing resulting from the Transaction. For the year ended September 30, 2000, other income includes a gain of $1.3 million on the sale of land in Annapolis, Maryland and a $0.5 million loss in equity of an affiliate.

(5)	Income tax (expense) benefit primarily relates to income (loss) of our for-profit, wholly-owned subsidiary, HFA prior to HFA becoming a Q-sub beginning on December 21, 2002.

(6)	The decrease in net income for the year ended September 30, 2002, as compared to the year ended September 30, 2001 is primarily attributable to approximately $6.4 million in non-recurring costs (e.g., outside legal, finance, accounting and audit fees) related to the acquisition of the Selected Operations of IITRI.

(7)	IITRI has operated as a non-stock, not-for-profit corporation since its inception. Therefore, prior to 2003 our historical capital structure is not indicative of our current capital structure and, accordingly, historical earnings per share information has not been presented. Pro forma basic and diluted earnings per common share are computed based upon approximately 2.575 million shares of our stock outstanding after closing of the Transaction and completion of the one-time ESOP investment election being reflected as outstanding for the period prior to the closing of the Transaction. As of September 30, 2003, the pro forma basic and diluted earnings per common share are computed based upon approximately 2.65 million weighted average shares outstanding.

(8)	Funded backlog represents the total amount of contracts that have been awarded and whose funding has been authorized minus the amount of revenue booked under the contracts from their inception to date.

(9)	Unfunded backlog refers to the estimated total value of contracts which have been awarded but whose funding has not yet been authorized for expenditure.

(10)	The unaudited pro forma consolidated statements of operations set forth below should be read in connection with, and are qualified by reference to, our consolidated financial statements and related notes, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this annual report. We believe that the assumptions used in the preparation of this unaudited pro forma information provide a reasonable basis for presenting the significant effects directly attributable to the transactions discussed below. The unaudited pro forma consolidated operating data are not necessarily indicative of the results that would have been reported had such events actually occurred on the dates described below, nor are they indicative of our future results. The unaudited pro forma consolidated operating data have been prepared to reflect the following adjustments to our historical results of operations and to give effect to the following transactions as if those transactions had been consummated on October 1, 2001:

•	our incurrence of approximately $96.1 million of debt with detachable warrants to purchase common stock, in connection with the purchase of IITRI’s assets, please read “Management’s Discussion and Analysis of Financial Condition and Operating Results — Liquidity and Capital Resources” for further discussion about the debt we are assuming and about the warrants; and

•	the acquisition of IITRI’s assets, which was accounted for under the purchase method of accounting, including a preliminary estimate of fair value of the identifiable net assets acquired; and

•	the purchase of our common stock for approximately $25.8 million by the ESOP Trust.

ALION SCIENCE AND TECHNOLOGY CORPORATION
Unaudited Pro Forma Consolidated Statements of Operations
For the Years Ended September 30, 2003 and September 30, 2002
(In thousands, except share and per share information)

	Year Ended September 30, 2003					Year Ended September 30, 2002

		Pro Forma					Pro Forma
	Historical	Adjustments		Pro Forma		Historical	Adjustments		Pro Forma

Contract revenue	$213,182			$213,182		$201,738			$201,738
Direct contract expense	155,214			155,214		147,377			147,377

Gross profit	57,968			57,968		54,361			54,361

Operating expenses:
Indirect contract expense	11,253			11,253		11,153			11,153
Research and development	213			213		575			575
General and administrative	24,165	29	(1)	24,194		19,093	126	(1)	19,219
Deferred compensation	527			527		—			—
Non-recurring transaction expense	6,726			6,726		6,361			6,361
Rental and occupancy expense	8,981	112	(2)	9,093		7,796	483	(2)	8,279
Depreciation and amortization	10,439	(474	)(3)	12,436		3,447	(1,953	)(3)	12,201
		2,471	(4)				10,707	(4)
Bad debt expense (recovery)	(405)			(405)		154			154

Total operating expenses	61,899			64,037		48,579			57,942

Operating income (loss)	(3,931)			(6,069)		5,782			(3,581)
Other income (expense):
Interest income	43			43		40			40
Interest expense	(11,811)	(1,685	)(5)	(13,905)		(563)	(7,298	)(5)	(9,629)
Other	(790)	(106	)(6)	(790)		(63)	(459	)(6)	(63)
		(303	)(7)				(1,309	)(7)

Loss before income taxes	(16,489)			(20,721)		5,196			(13,233)
Income tax expense	(27)			(27)		(589)			(589)

Net (loss)	$(16,516)			(20,748)		4,607			(13,822)

Basic and diluted (loss) per share				$(7.83	)(8)				$(5.37	)(8)
Basic and diluted weighted average common shares outstanding				2,649	(8)				2,575	(8)

(1)	Represents Alion board of director expenses and interest expense on the $0.9 million note due to officer under terms of a compensation agreement, net of estimated fair value of detachable warrants.

(2)	Represents the elimination of the amortization of the deferred gain related to the sale of real estate during the year ended September 30, 2001.

(3)	Reversal of IITRI’s historical amortization expense related to pre-acquisition goodwill.

(4)	Under the provisions of SFAS No. 142,“Goodwill and Other Intangible Assets”, the Transaction purchase price was allocated between net tangible assets, the value attributed to identifiable intangible assets (purchased contracts) and goodwill. For purposes of the pro forma consolidated statements of operations, the excess purchase price over the identifiable net assets acquired is considered to be goodwill with an indefinite life and therefore is not amortizable. The estimated value of $30.6 million attributed to intangible assets has an estimated useful life of three years and has been amortized accordingly using the straight-line method in the pro forma statements of operations. Additionally, an estimated value of approximately $1.5 million was assigned to a single lot of non-capitalized assets (e.g., office furnishings, laptop computers, etc.). This asset has an estimated useful life of three years and has been amortized accordingly using a straight-line method in the pro forma statement of operations.

(5)	Represents interest expense on approximately $96.1 million of debt, utilizing a weighted average interest factor of approximately 8.1% per year, issued to finance the Transaction. The senior term note is a variable rate note that is indexed to the prime rate. The prime rate used for the weighted average interest rate calculation was 4.25%.

(6)	Represents amortization of debt issuance costs under the effective interest method over the life of the senior term note of five years.

(7)	Represents accretion of long-term debt to face value over the term of the debt using the effective interest method. Discount to debt reflects estimated fair value of detachable warrants of $10.3 million.

(8)	Our historical capital structure is not indicative of our current capital structure and, accordingly, historical earnings per share information has not been presented. Unaudited pro forma basic and diluted loss per share of common stock has been calculated in accordance with the rules for initial public offerings. These rules require that the weighted average share calculation give retroactive effect to any changes in our capital structure. Accordingly, pro forma weighted average shares assume the approximately 2.575 million shares issued by Alion after completion of the initial one-time ESOP investment election were outstanding for the entire period presented.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of Alion’s financial condition and results of operations should be read together with the consolidated financial statements and the notes to those statements included elsewhere in this annual report. This discussion contains forward-looking statements about our business and operations that involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of the “Risk Factors” described beginning on page 19 and elsewhere in this annual report were outstanding for the entire period presented.

OVERVIEW

     We apply our scientific and engineering expertise to research and develop technological solutions for problems relating to national defense, public health and safety. We provide our research and development and engineering services primarily to agencies of the federal government, but also to state, local and foreign governments as well as commercial customers both in the U.S. and abroad. On a pro forma basis, our revenues increased 5.7%, 4.4%, and 23.7 % for the years ended September 30, 2003, 2002, and 2001, respectively, through a combination of internal growth and acquisitions.

     We completed the acquisition of substantially all of the assets and certain of the liabilities of IITRI on December 20, 2002 (the Transaction). The following discussion and analysis of results of operations relates to the pro forma results of operations for the fiscal years ended September 30, 2003, 2002, and 2001, assuming that the acquisition had been consummated on October 1, 2001. The acquisition of the Selected Operations of IITRI and the resulting structure of the Transaction had two significant impacts on net income: first, the value assigned to the purchased contracts being amortized on a straight-line basis over three years resulted in approximately a $10.5 million, non-cash expense per year, for fiscal years ended September 30, 2003 and 2002 and second, there are two additional line item expenses because of the transaction: non-recurring third party transaction expenses (e.g. outside legal, finance, accounting and audit fees of approximately $6.7 million and $6.4 million for fiscal years 2003 and 2002, respectively) and the expense associated with the Company’s indebtedness as a result of the Transaction (approximately $13.9 million and $9.6 million for the fiscal years ended September 30, 2003 and 2002, respectively).

     The following information reflects summary results of operations and backlog data for the periods set forth below:

	Pro Forma For the Years Ended September 30,
	2003	2002	2001

		(in millions)
Revenue	$213.2	$201.7	$193.2

Net Income (loss)	(20.8)	(13.8)	9.5

Contract Backlog:
Funded	107.0	72.0	67.0
Unfunded	1,075.0	997.0	737.0

Total	$1,182.0	$1,069.0	$804.0

     The following table sets forth, for each fiscal year indicated, the percentage of the Company’s revenue derived from each of its major types of customers:

	Pro Forma for the Years Ended September 30,

	2003	2002	2001

U.S. Department of Defense (DoD)	95%	90%	93%
Other Federal Civilian Agencies	3	8	5
Commercial / State / Local and International	2	2	2

Total	100%	100%	100%

     Our objective is to continue to grow by capitalizing on our highly educated work force and our established position in our core research fields, and by synergistic acquisitions. The Company and its predecessor, IITRI, have completed four acquisitions since 1998 through September 30, 2003. In September 1998, we acquired Human Factors Applications, Inc. (HFA), a supplier of ordnance and explosive waste remediation services. HFA has core competencies in demilitarization, de-mining, environmental remediation, explosion sciences, ordnance management, and training. In May 1999, we acquired EMC Science Center, Inc. which has technical expertise in electromagnetic environmental effects research and training, and an analytical laboratory. In February 2000, we completed our acquisition of AB Technologies, Inc. which specializes in defense operations research, training-related modeling and simulation, education and training support, complex problem analysis, and military policy development for the federal government. In May 2002, we acquired Daedalic, Inc., which develops modeling and simulation software for large-scale vehicle and air mobility operations.

     Additionally, in October 2003, we completed the acquisition of Innovative Technology Solutions Corporation which provides nuclear safety and analysis services for the U.S. Department of Energy (DOE) and the commercial nuclear power industry. Except for HFA, which is a separately operated wholly-owned subsidiary, we have fully integrated, or are integrating, these acquired entities into our research base and capabilities, enabling us to expand our research offerings for our government and commercial customers. Management believes that synergistic acquisitions like these provide several potential benefits to our organization and the public in that they:

•	help us expand our research base to include increasingly large and complex programs;

•	increase our opportunities to exploit the synergies between different research fields in which we work to broaden our offerings to our existing customers;

•	bring new strengths to our technical capabilities through cross-utilization of research technology and engineering skills; and

•	increase the overall depth and experience of our management.

     We contract primarily with the federal government. Revenue derived from government contracts as a percentage of total revenue was 98% in fiscal years 2003, 2002 and 2001. We expect most of our revenues to continue to come from government contracts and we expect that most of these contracts will be with the U.S. Department of Defense. The balance of our revenue comes from a variety of commercial customers, state and local governments, and foreign governments.

     Our largest single contract is to provide spectrum engineering services to the U.S. Department of Defense’s Joint Spectrum Center. The Joint Spectrum Center contract generated revenue of $45.4 million, $41.9 million, and $41.1 million for the fiscal years ended September 30, 2003, 2002, and 2001, respectively, and accounted for approximately 21% of our total annual revenues in each of these years. The table below provides a summary of annual pro forma revenues by significant contracts performed by the Company.

Summary of Annual Pro Forma Revenues by Customer / Government Agency

				Percentage		Percentage		Percentage
			FY03	of FY03	FY02	of FY02	FY01	of FY01
Core Research	Sponsor/Govern		Annual	Annual	Annual	Annual	Annual	Annual
Area	ment Agency	Title	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue

			(in thousands)
Wireless Communications	Dept of Defense Joint Spectrum Center	Joint Spectrum Center Engineering Support Services	$45,409	21%	$41,929	21%	$41,123	21%
Defense Operations	Dept of Defense - Defense Information Systems Agency	Modeling and Simulation Information Analysis Center	$38,553	18%	$29,517	16%	$30,917	16%
Defense Operations	Dept of Defense - Defense Information Systems Agency	Weapons Systems Technology Information Analysis Center	$9,304	4%	$9,629	5%	$11,942	6%
Explosive Science	Dept of Defense - Navy (subcontractor to Raytheon Technical Services Corporation)	Guam Ordnance Services	$8,315	4%	$8,035	4%	$8,653	5%
Industrial Technology	Dept of Defense - Defense Information Systems Agency	Reliability Analysis Center	$6,895	3%	$8,316	4%	$6,213	3%
Industrial Technology	Dept of Defense - Defense Information Systems Agency	Manufacturing Technology Information Analysis Center	$2,767	1%	$7,563	3%	$5,177	3%
Wireless Communications	Dept of Defense - Navy	Extremely Low Frequency Communication Systems	$4,350	2%	$4,323	2%	$4,020	2%
Chemical and Biodefense	Department of Defense - Army	Newport Chemical Agent Disposal Facility	$8,734	4%	$1,140	1%	$823	—
Industrial Technology	Department of Defense	Mobil Parts Hospital	$5,649	3%	$102	—	—	—

	Subtotal		$129,976	60%	$110,554	56%	$108,868	56%
	Other Sponsors/ Agencies		$83,206	40%	$91,184	44%	$84,284	44%

	Total Revenues		$213,182	100%	$201,738	100%	$193,152	100%

     We intend to expand our research offerings in commercial and international markets; however, the expansion, if any, will be incremental. Revenues from commercial and international research together amounted to approximately 1%, 2%, and 6% of total revenues for fiscal years 2003, 2002, and 2001, respectively. We derive our international revenue from spectrum management research and software tools and our locomotive simulation and training services to foreign governmental customers.

     Our revenues and our operating margins are affected by, among other things, our mix of contract types (e.g., cost-reimbursement, fixed-price, and time-and-material), as well as the proportion of our revenues that come from higher margin commercial and international work. Significant portions of our revenues are generated by services performed on cost-reimbursement contracts under which we are reimbursed for approved costs, plus a fee, which reflects our profit on the work performed. We recognize revenue on cost-reimbursement contracts based on actual costs incurred plus a proportionate share of the fees earned. We also have a number of fixed-price government contracts. We use the percentage-of-completion method to recognize revenue on fixed-price contracts. These contracts involve higher financial risks, and in some cases higher margins, because we must deliver the contracted services for a predetermined price regardless of our actual costs incurred in the project. Our failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract may reduce the overall fee on the contract or cause a loss. Under time-and-material contracts, labor and related costs are reimbursed at negotiated, fixed hourly rates. Revenue on time-and-material contracts is recognized at contractually billable rates as labor hours and direct expenses are incurred. The following table summarizes the percentage of revenues attributable to each contract type for the periods indicated.

	Pro Forma For the Years Ended September 30,

Contract Type	2003		2002		2001

Cost-plus	$133	62%	$121	60%	$114	59%
Fixed-price	34	16	37	18	44	23
Time-and-material	46	22	44	22	35	18

Total	$213	100%	$202	100%	$193	100%

     For the three years ended September 30, 2003, 2002, and 2001, the percentage distribution among these three types of contracts has remained relatively constant. Nonetheless, the distribution reflects to some extent the increased use by governmental procuring agencies of General Services Administration Schedules which usually involve an increased number both of time-and-material and fixed-price orders.

Pro Forma Comparisons of Results of Operations

     Alion completed the acquisition of substantially all of the assets and certain of the liabilities of IITRI on December 20, 2002. The following discussion and analysis of results of operations relates to pro forma results of operations for the fiscal years ended September 30, 2003 and 2002, assuming that the acquisition had been consummated on October 1, 2001.

Results of Operations

Pro Forma Year Ended September 30, 2003 Compared to Pro Forma Year Ended September 30, 2002

     Contract Revenue. Contract revenue increased $11.4 million, or approximately 5.7%, to $213.2 million for the year ended September 30, 2003 from $201.7 million for the year ended September 30, 2002. The $11.4 million increase is attributable primarily to additional work performed under contracts that were in existence during the prior year. As a percentage of revenue, material and subcontract cost-based revenue represents an increase of approximately $2.3 million for the year ended September 30, 2003 compared to the year ended September 30, 2002. In both years material and subcontract cost-based revenue represented approximately 19.8% of total revenue.

     The following activities generated large revenue increases during the year ended September 30, 2003:

Additional services under the Modeling and Simulation Information Analysis Center contract with the Department of Defense	$9.1 million increase

Demilitarization support services to the U.S. Army’s Newport Chemical Agent Disposal Facility	$7.6 million increase

Increased utilization of the Mobil Parts Hospital and related services for the Department of Defense	$5.5 million increase

Support to the Joint Spectrum Center of the Department of Defense	$3.5 million increase

     The following activities resulted in large revenue decreases during the year ended September 30, 2003:

Decline in support to the Internal Revenue Service on various contracts and subcontracts	$6.4 million decrease

Decrease in support on various other contracts	$6.2 million decrease

Decline in ordnance management and unexploded ordnance support services business area at HFA	$1.1 million decrease

     During the year ended September 30, 2003, increases in revenue were partially offset by $0.6 million in revenue reductions related to certain amounts booked on a fixed-price contract and on a cost-reimbursement contract, which were not recoverable under these contracts.

     Direct Contract Expenses. Direct contract expenses increased approximately $7.8 million, or 5.3%, to $155.2 million for the year ended September 30, 2003, from $147.4 million for the year ended September 30, 2002. Direct contract expenses as a percentage of revenue decreased to 72.8% for the year ended September 30, 2003, from 73.1% for the year ended September 30, 2002. Direct labor costs for the year ended September 30, 2003, increased by approximately 9.5% or $9.2 million when compared to the year ended September 30, 2002, to support the revenue increases discussed above. Other direct costs increased by approximately 2.0% or $0.2 million when compared to the year ended September 30, 2002. Material and subcontract costs decreased approximately $1.6 million, or 3.8%, to $42.4 million for the year ended September 30, 2003, compared to $44.0 million for the year ended September 30, 2002. Material and subcontract costs vary with schedule requirements of the contract.

     Gross Profit. Gross profit increased approximately $3.6 million or 6.6%, to $58.0 million for the year ended September 30, 2003, from $54.4 million for the year ended September 30, 2002. Gross profit margin as a percentage of revenue increased to 27.2% for the year ended September 30, 2003, compared to 26.9% for the year ended September 30, 2002. The increase in gross margin is primarily related to improved performance on firm-fixed price contracts involved.

     Operating Expenses. Operating expenses increased approximately $6.1 million, or approximately 10.5%, to $64.0 million for the year ended September 30, 2003 from approximately $57.9 million for the year ended September 30, 2002 as described below. Operating expenses, net of depreciation and amortization expense, and non-recurring Transaction-related expenses (described below), increased approximately $5.5 million, or approximately 14.0%, to $44.9 million for the year ended September 30, 2003, from approximately $39.4 million for the year ended September 30, 2002. Of this $5.5 million increase, expenses for indirect personnel and occupancy costs increased approximately $0.9 million, or approximately 2.0%, to $20.4 million for the year ended September 30, 2003, from $19.4 million for the year ended September 30, 2002, primarily for infrastructure to support contract requirements. Bad debt expense decreased approximately $0.4 million for the year ended September 30, 2003, compared to the year end September 30, 2002. This decrease was related to approximately a $0.4 million release of reserves associated with the Company’s performance on a subcontract to a prime contractor. General and administrative expense increased approximately $5.0 million, or 26.0%, to $24.2 million for the year ended September 30, 2003, compared to $19.2 million for the year ended September 30, 2002. As a percentage of revenue, general and administrative expense was 11.3% and 9.5% for the years ended September 30, 2003 and September 30, 2002, respectively. Of the $5.0 million increase in general and administrative expense, approximately $4.0 million of the increase can be categorized as follows:

Expense associated with the SAR and phantom stock programs ($0.5 million); outside legal costs in support of litigation and arbitration matters ($0.5 million); increased expenses for ESOP benefit administration ($0.3 million); and resources for additional financial accounting staff ($0.3 million)	$1.6 million increase

Non-recurring expenses associated with the conversion and roll-out of the newly created employee-owned entity. Expenses included: conversion and upgrade of information technology, system applications, financial systems, and desktop software ($0.4 million); outside legal support on ESOP and SEC matters ($0.4 million); additional required financial audits in order to comply with government regulations ($0.4 million); and company communications and branding ($0.4 million)	$1.6 million increase

Expenses related to state business taxes ($0.4 million), post-retirement benefits ($0.1 million), and idle facility costs ($0.1 million)	$0.6 million increase

Other administrative expenses for areas including, but not limited to, human resources, payroll, procurement, security and facilities management	$0.2 million increase

     Non-recurring Transaction-Related Expense. Non-recurring Transaction related expense (e.g., third party legal, accounting, and finance) was approximately $6.7 million for the year ended September 30, 2003. For the year ended September 30, 2002, Transaction-related expenses were approximately $6.4 million. The increase in expense is associated with activities related to the closing of the Transaction on December 20, 2002 which was the last day of the first quarter of fiscal year 2003. Of the approximate $6.7 million in related expense for the year ended September 30, 2003, approximately $6.4 million was incurred in the first quarter.

     Depreciation and Amortization. Depreciation and amortization expense was approximately $12.4 million for the year ended September 30, 2003 and $12.2 million for the year ended September 30, 2002. In each year, approximately $10.2 million of amortization expense related to customer contracts purchased from IITRI and approximately $0.4 million of depreciation expense was associated with the fair value of tangible assets acquired in the Transaction.

     Loss from Operations. For the year ended September 30, 2003, the Company sustained a loss from operations of approximately $6.1 million compared with approximately a $3.6 million operating loss for the year ended September 30, 2002. The $6.1 million operating loss for the year ended September 30, 2003 included approximately $6.7 million of non-recurring Transaction-related expenses and approximately $1.6 million in non-recurring expenses associated with the conversion and roll-out of Alion (see above, “Operating Expenses”). For the year ended September 30, 2002, the operating loss of $3.6 million included approximately $6.4 million in non-recurring Transaction-related expenses. The operating losses for the respective years also included non-cash depreciation and amortization expenses of approximately $10.5 million per year which resulted from the Transaction.

     Other Expense. Other expenses were approximately $14.7 million for the year ended September 30, 2003 and approximately $9.7 million for the year ended September 30, 2002. In each respective year, there was approximately $13.9 and $9.6 million of interest expense related to the debt financing associated with the purchase of assets from IITRI.

     Income Tax Expense. Our wholly-owned subsidiary, Human Factors Applications, Inc. (HFA), had operating income of approximately $1.3 million for the year ended September 30, 2003, compared to $1.6 million for the year ended September 30, 2002. HFA recorded income tax provisions of approximately $0.03 and $0.6 million, for the years ended September 30, 2003 and September 30, 2002, respectively. We filed an election with the IRS to treat HFA as a qualified Subchapter S subsidiary exempt from federal income tax at the operating level, which became effective December 21, 2002.

     Net Loss. The net loss of approximately $20.8 million for the year ended September 30, 2003, which compared to the net loss of $13.8 million for the year ended September 30, 2002, is due to the factors discussed above.

Liquidity and Capital Resources

     Prior to December 20, 2002, the primary liquidity requirements of the business we acquired from IITRI were for debt service, working capital, capital expenditures, and acquisitions. The principal working capital need was to fund accounts receivable, which increased with the growth of the business. We are funding our present operations, and we intend to fund future operations, primarily through cash provided by operating activities and through use of our revolving credit facility.

     The following discussion relates to both the cash flows of the business that Alion acquired from IITRI through December 20, 2002, and those which are reflected in the consolidated statements of cash flows provided herein. The cash flows presented cover the years ended September 30, 2003 and September 30, 2002.

     Net cash provided by operating activities of Alion was approximately $14.3 million for the year ended September 30, 2003, as compared to cash provided by operations of approximately $14.7 million for the year ended September 30, 2002. Accounts receivable management generated $4.6 million and $5.9 million in net cash for the years ended September 30, 2003 and 2002, respectively.

     Net cash used in investing activities was approximately $61.3 million for the year ended September 30, 2003. The selected operations of IITRI that Alion acquired on December 20, 2002 used approximately $4.5 million of cash for investing activities for the year ended September 30, 2002. During the year ended September 30, 2003, Alion paid approximately $59.9 million in cash as part of the purchase price for substantially all of the assets of IITRI and used approximately $1.3 million for capital expenditures.

     Net cash provided by financing activities was approximately $47.5 million for the year ended September 30, 2003, compared to cash used in financing activities of approximately $9.9 million for the year ended September 30, 2002. The financing was required to complete the purchase of substantially all of the assets of IITRI. Alion generated $25.8 million in cash from the initial sale of the Company’s common stock to the ESOP Trust and another approximately $0.8 million from a subsequent sale of common stock to the ESOP Trust. Alion also obtained $33.3 million from borrowings under the senior term note. During the year ended September 30, 2003, Alion repaid approximately $5.7 million of principal on the senior term loan and approximately $6.2 million of principal on the Company’s revolving credit facility. In addition, approximately $0.2 million was paid related to the Daedalic acquisition and approximately $0.2 million was paid for the interest rate cap arrangement.

Discussion of debt structure:

     On December 20, 2002, the Company entered into a senior credit agreement among LaSalle Bank National Association, US Bank, National Cooperative Bank, Orix Financial Services, Inc. and BB&T Bank to refinance and replace IITRI’s prior credit arrangements. The new agreement consists of a $25.0 million revolving credit facility and a $35.0 million term loan to finance, in part, the Transaction. Principal repayments under the term loan are payable in quarterly installments with scheduled annual repayments as follows:

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

     Effective February 14, 2003, the Company exercised its right to have the term note bear interest at a Eurodollar rate. This does not affect the interest rate on the revolving line of credit. Interest on the term note was payable at the LaSalle Bank prime rate plus 200 basis points through February 14, 2003. Thereafter and until the lenders receive the Company’s audited financial statements for the fiscal year ending September 30, 2003, the term note will bear interest at the Eurodollar rate plus 350 basis points (4.61% as of September 30, 2003).

     The Company and one of its senior lenders entered into an interest rate cap agreement which runs from February 3, 2003 through February 3, 2007. Under this agreement, the Company’s maximum effective interest rate on the first $25.0 million of term loan principal will not exceed 6%. The senior lender counterparty to the cap agreement will semiannually calculate and reimburse the Company for all interest payments in excess of this 6% ceiling.

     On July 3, 2003, July 18, 2003, and September 18, 2003, the Company made $0.6 million, $0.7 million, and $0.7 million advance payments, respectively, on the senior term loan. The Company paid the second and third quarterly installments of $1.25 million each on the senior term loan on Monday, July 7, 2003 (with the approval of the senior lender because Friday, July 4, 2003, was a bank holiday) and September 30, 2003, respectively. On September 30, 2003, the Company had approximately $29.3 million in borrowings outstanding under the senior term note with no amounts outstanding under the revolving credit facility.

     The revolving credit facility bears interest at the LaSalle Bank prime rate plus 200 basis points, which was 6.0% as of September 30, 2003. The approximately $29.3 million balance remaining under the senior term note bears interest at the Eurodollar rate plus 350 basis points, which was 4.61% as of September 30, 2003.

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

     On December 20, 2002, the Company issued a mezzanine note to IITRI with a face value of approximately $20.3 million, as part of the consideration for the Transaction. The mezzanine note is junior to the senior credit facility, but ranks senior to the subordinated note. The Company must pay the outstanding mezzanine note principal in a lump sum on December 20, 2008. Each quarter, the Company must pay interest on the mezzanine note, in cash, at a rate of 12% per year, based on a 360-day year of twelve 30-day months.

     Also on December 20, 2002, the Company issued a seller note to IITRI (the subordinated note), with a face value of $39.9 million, as part of the consideration for the Transaction. The subordinated note bears interest at a rate of 6% per year through December 2008, payable quarterly by the issuance of non-interest bearing notes, called paid-in-kind or (PIK) notes, which mature at the same time as the subordinated note. Issuance of the PIK notes will have the effect of deferring the underlying cash interest expense on the subordinated note. The PIK notes do not bear interest and therefore will not compound any interest on these payment obligations. Commencing December 2008, the subordinated note will bear interest at 16% per year payable quarterly in cash until the subordinated note has been repaid in full. Principal on the subordinated note is payable in equal installments of $19.95 million in December 2009 and December 2010; the PIK notes are also due in equal installments of $7.2 million on these same dates.

     On December 20, 2002, the Company entered into a $0.9 million deferred compensation agreement with Dr. Atefi, with payment terms substantially equivalent to those of the mezzanine note previously described.

     The Company issued detachable warrants with the mezzanine note and the subordinated note. The outstanding warrants associated with the mezzanine note represent the right to buy approximately 12% of the Company’s shares of common stock on a fully diluted basis (assuming the exercise of all warrants outstanding on September 30, 2003), at an exercise price of $10.00 per share. These warrants are exercisable until December 20, 2008 and contain a put right giving the holder the right to require the Company to purchase the warrants back at the then-current fair value of the Company’s common stock, minus the warrants’ exercise price. The put right can be exercised within thirty days after a change in control, or within thirty days prior to December 20, 2008, or within thirty days after delivery to the current holders of an appraisal of the per share value of the Company’s common stock as of September 30, 2008, if the ESOP still exists and no public market price exists for the Company’s common stock. The warrants associated with the subordinated note represent the right to buy approximately 26% of the Company’s shares of common stock on a fully diluted basis (assuming the exercise of all warrants outstanding on September 30, 2003), at an exercise price of $10.00 per share. These warrants are exercisable until December 20,

2010 and also contain a put right giving the holder the right to require the Company to purchase the warrants back at the then-current fair value of the Company’s common stock, minus the warrants’ exercise price. This put right applies to up to 50% of these warrants within thirty days prior to December 20, 2009 (or within thirty days after delivery to the warrantholders of an appraisal of the per share value of the Company’s common stock as of September 30, 2009, if the ESOP still exists and no public market price exists for its common stock), and up to 100% of these warrants within thirty days prior to December 20, 2010 (or within thirty days after delivery to the warrant holders of an appraisal of the per share value of its common stock as of September 30, 2010, if the ESOP still exists and no public market value exists for its common stock). All put rights terminate upon one or more underwritten public offerings of Alion common stock resulting in aggregate gross proceeds of at least $30.0 million to the sellers (excluding proceeds received from certain affiliates of Alion).

     Under the terms of the senior credit facility, the Company is subject to covenants including financial covenants with respect to minimum fixed charge coverage, maximum total senior leverage, maximum total leverage, maximum capital expenditures and minimum EBITDAE. EBITDAE is defined in the senior credit facility as earnings before interest, taxes, depreciation, amortization, ESOP repurchase obligations and non-cash compensation expenses. The mezzanine note contains financial covenants similar to those contained in the senior credit facility, but on less onerous terms mutually agreed upon by the Company, IITRI and the senior lenders. The subordinated note includes covenants customary for deeply subordinated obligations, such as the timely payment of principal and interest.

     During the next seven fiscal years, at a minimum, the Company anticipates that it will have to make the estimated interest and principal payments set forth below.

	7-Year Period ($ in thousands)

	2004	2005	2006	2007	2008	2009	2010

Bank revolving credit facility
- Interest(1)	$438	$491	$549	$615	$689	$772	$865
Senior term note
- Interest(2)	1,800	1,192	611	135	—	—	—
- Principal(3)	3,286	3,838	1,757	2,256	—	—	—
- Mandatory prepayment(3)	6,855	5,846	6,162	—	—	—	—
Mezzanine note and agreement with officer (4)
- Interest	2,544	2,544	2,544	2,544	2,544	—	—
- Principal	—	—	—	—	21,200	—	—
Subordinated note
- Interest(5)	—	—	—	—	—	6,384	3,192
- Principal	—	—	—	—	—	27,132	27,132

Total cash - Pay interest	4,782	4,227	3,704	3,294	3,233	7,156	4,057
Total cash - Pay principal	10,141	9,684	7,919	2,256	21,200	27,132	27,132

Total	$14,923	$13,911	$11,623	$5,550	$24,433	$34,288	$31,189

(1)	The Company anticipates a continuing requirement for a $25.0 million revolving credit facility available for working capital. The average balance on the revolving credit facility was approximately $5.2 million for that nine-month period from December 21, 2002 to September 30, 2003, in which it was in place, bearing interest at 6.25%. In 2004, the average balance on the revolving credit facility is expected to be $7.0 million, bearing interest at 6.25%. In subsequent years (2005 – 2010), the balance on the revolving credit facility, and the amount of interest payable, will depend upon the Company’s working capital needs. The Company expects that working capital needs will increase if revenue increases. The forecast interest rate is 6.25% for all years.

(2)	Effective February 14, 2003, and pursuant to the terms of the senior credit facility, the Company elected to have $25.0 million of the $35.0 million principal amount of the term note bear interest at a Eurodollar rate. Effective February 3, 2003, the Company entered into an interest rate cap arrangement to limit the maximum interest rate on the first $25.0 million of the Eurodollar portion of the principal to 6%.

(3)	The senior term note is subject to mandatory prepayments of principal if there is excess cash flow in a given year. Based upon projected cash flow, the Company expects these mandatory prepayments to occur during the years 2004, 2005, and 2006. This assumption is reflected in the table above. If the prepayment conditions do not occur, the remaining four-year principal repayment schedule will apply: $5.0 million in year 2004, $7.5 million in year 2005, $8.5 million in year 2006, and $9.0 million in year 2007.

(4)	The payment of mezzanine note interest and principal includes $20.3 million in mezzanine note principal plus $0.9 million for Dr. Atefi’s deferred compensation agreement.

(5)	Interest expense on the subordinated note during the five year term (2004 to 2008) is six percent simple interest, paid by the issuance of non-interest bearing paid-in-kind (PIK) notes. Interest amounts accrue to principal during this period, increasing the principal of the subordinated note. No interest will be paid on interest accrued under the subordinated note. In years 2004 to 2008, the PIK interest on the subordinated note will be approximately $2.4 million in each year. These amounts are included in the principal payments in fiscal years 2009 and 2010. In years 2009 and 2010, interest will be 16% paid quarterly in cash. The principal, together with the outstanding balance of the PIK notes, will be paid in equal amounts at the end of fiscal years 2009 and 2010.

     The Company has a maximum $11.5 million earnout payment obligation to the former shareholders of AB Technologies arising from IITRI’s acquisition of their company. The earnout arrangement applies to results of certain operations for part of fiscal year 2000, all of fiscal years 2001 through 2004, and part of fiscal year 2005. Due to the pending dispute associated with this earnout arrangement, payments will only occur after completion of the current arbitration proceedings. The AB Technologies lawsuit is discussed in detail in the “Legal Proceedings” (Item 3) section of Part I of this annual report.

     The Company’s minimum lease payment obligations under non-cancelable operating leases for years ending 2004, 2005, 2006, 2007 and 2008, are $8.3 million, $7.5 million, $5.4 million, $5.2 million and $5.2 million, respectively. The remaining aggregate obligations on these leases thereafter are approximately $7.5 million. Commercial facility lease expenses are included in these amounts. These commercial facility lease obligations are currently reimbursable costs under the Company’s government contracts.

Other contingent liabilities which will impact the Company’s cash flow relate to:

•	Repurchase obligations under the KSOP which may be significant commencing in 2004;

•	Obligations related to the holders’ put right associated with the Mezzanine Note warrants;

•	Obligations related to the holder’s put right associated with the Subordinated Note warrants;

•	Obligations relating to our stock appreciation rights and phantom stock programs; and

•	Obligations relating to deferred compensation programs for senior managers.

     The Company believes that cash flow from operations and cash available under its revolving credit facility will provide it with sufficient capital to fulfill its current business plan and to fund its working capital needs for at least the next 36 months. Although the Company expects to continue to have positive cash flow from operations, it will need to generate significant additional revenues beyond its current revenue base and to earn net income in order to repay principal and interest on the indebtedness it assumed to finance the Transaction.

     Additionally, the Company’s business plan calls for it to continue to acquire companies with complementary technologies. If the Company does not have sufficient cash on hand to fund such acquisitions, it will be required to obtain financing to do so. Such financing may not be available to us on favorable terms, if at all.

     Given the Company’s significant obligations that become due in years 2007 through 2010, it expects that it will need to refinance a portion of its indebtedness at least by fiscal year 2007. The Company’s cash from operations will be insufficient to satisfy all of its obligations and it cannot be certain that it will be able to refinance on terms that will be favorable to the Company, if at all. Moreover, if the Company’s plans or assumptions change, if its assumptions prove inaccurate, if it consummates investments in or acquisitions of other companies, if it experiences unexpected costs or competitive pressures, or if its existing cash and projected cash flow from operations prove insufficient, it may need to obtain greater amounts of additional financing and sooner than expected. While it is the Company’s intention only to enter into new financing or refinancing that it considers advantageous, it cannot be certain that such sources of financing will be available to the Company in the future, or, if available, that financing could be obtained on terms favorable to the Company.

Summary of Critical Accounting Policies

Revenue Recognition

     The Company’s revenue results from contract research and other services under a variety of contracts, some of which provide for reimbursement of cost plus fees and others of which are fixed-price or time-and-material type contracts. The Company generally recognizes revenue when a contract has been executed, the contract price is fixed or determinable, delivery of the services or products has occurred and collectibility of the contract price is considered probable.

     Revenue on cost-plus contracts is recognized as costs are incurred and include a proportionate share of the fees earned.

     The percentage of completion method is used to recognize revenue on fixed-price contracts based on various performance measures. From time to time, facts develop that require the Company to revise its estimated total costs or revenues expected. The cumulative effect of revised estimates is recorded in the period in which the facts requiring revisions become known. The full amount of anticipated losses on any type of contract are recognized in the period in which they become known.

     Under time-and-material contracts, labor and related costs are reimbursed at negotiated, fixed hourly rates. Revenue on time-and-material contracts is recognized at contractually billable rates as labor hours and direct expenses are incurred.

     Contracts with agencies of the federal government are subject to periodic funding by the contracting agency concerned. Funding for a contract may be provided in full at inception of the contract or ratably throughout the term of the contract as the services are provided. If funding is not assessed as probable, revenue recognition is deferred until realization is probable.

     Contract costs on federal government contracts, including indirect costs, are subject to audit by the federal government and adjustment pursuant to negotiations between the Company and government representatives. All of the Company’s federal contract indirect costs have been audited and agreed upon through fiscal year 2001. Contract revenues on federal government contracts have been recorded in amounts that are expected to be realized upon final settlement.

     The Company recognizes revenue on unpriced change orders as expenses are incurred only to the extent that the Company expects it is probable that such costs will be recovered. The Company recognizes revenue in excess of costs on unpriced change orders only when management can also reliably estimate the amount of excess and experience provides a sufficient basis for recognition. The Company recognizes revenue on claims as expenses are incurred only to the extent that the Company expects it is probable that such costs will be recovered and the amount of recovery can be reliably estimated.

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

     As of September 30, 2003, the Company has goodwill of approximately $65.5 million, which will be subject to the aforementioned annual impairment review. In addition, in connection with the Transaction, the Company recorded intangible assets of approximately $30.6 million, comprised primarily of purchased contracts. The intangible assets have an estimated useful life of three years and will be amortized using the straight-line method.

Contractual Obligations

     The following table summarizes our contractual and other long-term obligations. For contractual obligations, we included payments that we have a legal obligation to make.

		Payments Due by Fiscal Year

	Total	2004	2005 - 2007	2008 - 2009	2010 and After

	(Amounts in thousands)
Contractual obligations:
Long-term debt (1)	$135,917	$14,923	$31,084	$58,721	$31,189
Lease obligations	38,976	8,293	18,035	5,188	7,460
Total contractual obligations	$174,893	$23,216	$49,119	$63,909	$38,649

(1)	Includes interest payments.

Off-Balance Sheet Financing Arrangements

     The Company has no off-balance sheet financing arrangements. In addition, the Company does not have any relationship with unconsolidated entities or any special purpose entities and has not issued any guarantees.

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company’s exposure to interest rate risk is primarily due to the additional debt it incurred to finance the Transaction. The mezzanine note and subordinated note have fixed interest rates, and therefore present no risk of change to interest charges as a result of an increase in market interest rates. The balance drawn under the $25.0 million senior revolving credit facility and $4.3 million of the Company’s $29.3 million remaining balance on its senior term note, however, bear interest at variable rates tied to the Eurodollar rate. Such variable rates increase the risk that interest charges will increase materially if market interest rates increase. The Company has reduced, in part, the maximum total amount of variable interest rate risk by entering into an interest rate cap agreement which caps at 6% the first $25.0 million of principal borrowed under the term note effective until February 3, 2007. For a description of the arrangement, refer to “Discussion of Debt Structure” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

     The Company’s exposure to change in the fair market value of Alion’s stock as the economic basis for the estimate of contingent liabilities relating to:

•	Repurchase obligations under the KSOP which may be significant commencing in 2004;

•	Obligations related to the holders’ put rights associated with the Mezzanine Note warrants;

•	Obligations related to the holder’s put rights associated with the Subordinated Note warrants;

•	Obligations relating to its stock appreciation rights and phantom stock programs; and

•	Obligations relating to deferred compensation programs for senior managers.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Consolidated Financial Statements of Alion Science and Technology Corporation

Independent Auditors’ Report

Consolidated Financial Statements:

Consolidated Balance Sheets as of September 30, 2003 and September 30, 2002	48

Consolidated Statements of Operations for the year ended September 30, 2003 and for the period from October 10, 2001 (inception) through September 30, 2002	49

Consolidated Statements of Shareholder’s Equity (Deficit) for the year ended September 30, 2003 and for the period from October 10, 2001 through September 30, 2002	50

Consolidated Statements of Cash Flows for the year ended September 30, 2003 and for the period from October 10, 2001 through September 30, 2002	51

Notes to Consolidated Financial Statements	52

Consolidated Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts	63

Consolidated Financial Statements of the Selected Operations of IIT Research Corporation

Independent Auditors’ Report

Consolidated Financial Statements:

Consolidated Balance Sheets as of September 30, 2002 and 2001	65

Consolidated Statements of Income for the years ended September 30, 2002, 2001 and 2000	66

Consolidated Statements of Changes in Owner’s Net Investment for the years ended September 30, 2002, 2001 and 2000	67

Consolidated Statements of Cash Flows for the years ended September 30, 2002, 2001 and 2000	68

Notes to Consolidated Financial Statements	69

Independent Auditors’ Report

The Board of Directors
Alion Science and Technology Corporation:

     We have audited the consolidated financial statements of Alion Science and Technology Corporation and subsidiary (the Company) as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alion Science and Technology Corporation and subsidiary as of September 30, 2003 and 2002 and the results of their operations and their cash flows for the year ended September 30, 2003 and the period from October 10, 2001 (inception) through September 30, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Chicago, Illinois
December 15, 2003

ALION SCIENCE AND TECHNOLOGY CORPORATION
Consolidated Balance Sheets
(In thousands, except share information)

	September 30,

	2003	2002

Current assets:
Cash	$494	$6
Restricted cash	5	—
Accounts receivable, less allowance of $2,484 at September 30, 2003	42,777	—
Stock subscriptions receivable	1,246	—
Note receivable from Trust	—	1
Prepaid expense	974	—
Other current assets	2,155	—

Total current assets	47,651	7
Fixed assets, net	8,696	—
Intangible assets, net	22,788	—
Goodwill	65,522	—
Other	97	—

Total assets	144,754	7

Current liabilities:
Note payable to bank	$—	$10
Note payable to officer	—	1
Current portion of senior note payable	5,000	—
Trade accounts payable and accrued liabilities	9,661	—
Accrued payroll and related liabilities	15,385	86
Advance payments	5	—
ESOP liabilities	320	—
Billings in excess of costs and estimated earnings on uncompleted contracts	409	—

Total current liabilities	30,780	97
Long-term debt	2,928	—
Senior note payable, excluding current portion	22,903	—
Mezzanine note payable	17,636	—
Subordinated note payable	33,437	—
Agreement with officer	743	—
Accrued postretirement benefit obligation	3,319	—
Deferred rent	346	—
Redeemable common stock warrants	14,762	—

Total liabilities	126,854	97
Shareholder’s equity, subject to redemption:
Common stock (subject to redemption), $0.01 par value, 15,000,000 shares authorized, 2,973,813 shares and 100 shares issued and outstanding at September 30, 2003 and September 30, 2002, respectively	29	—
Additional paid-in capital	30,578	1
Treasury stock, at cost	—	—
Accumulated deficit	(12,707)	(91)

Total shareholder’s equity (deficit), subject to redemption	17,900	(90)
Total liabilities and shareholder’s equity, subject to redemption	$144,754	$7

See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION
Consolidated Statements of Operations
(In thousands, except share and per share information)

		Period from
		October 10, 2001 (inception)
	Year Ended	through
	September 30, 2003	September 30, 2002

Contract revenue	$165,917	$—
Direct contract expense	120,559	—

Gross profit	45,358	—

Operating expenses:
Indirect contract expense	8,685	—
Research and development	177	—
General and administrative	19,959	91
Non-recurring transaction expense	726	—
Rental and occupancy expense	6,892	—
Depreciation and amortization	9,553	—
Bad debt expense (recovery)	(525)	—

Total operating expenses	45,467	91

Operating loss	(109)	(91)
Other income (expense):
Interest income	21	—
Interest expense	(11,759)	—
Other	(769)	—

Loss before income taxes	(12,616)	(91)
Income tax expense	—	—

Net loss	$(12,616)	$(91)

Basic and diluted net loss per share	$(6.05)

Basic and diluted weighted average common shares outstanding	2,085,274

See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION
Consolidated Statement of Shareholder’s Equity (Deficit)
(In thousands, except share information)

			Additional
	Common	Common	Paid-in-	Treasury	Treasury	Accumulated
	Shares	Stock	Capital	Shares	Stock	Deficit	Total

Balances at October 10, 2001 (inception)	—	$—	$—	—	$—	$—	$—
Issuance of common stock to KSOP Trust at December 21, 2001	100	—	1	—	—	—	1
Net loss for the period from inception through September 30, 2002	—	—	—	—	—	(91)	(91)

Balances at September 30, 2002	100	$—	$1	—	$—	$(91)	$(90)
Issuance of common stock to KSOP Trust at December 20, 2002	2,575,408	26	25,728	—	—	—	25,754
Issuance of common stock to KSOP Trust at March 31 and May 31, 2003	161,582	1	1,735	—	—	—	1,736
Purchase of 5,248 shares of common stock from KSOP Trust at June 25, 2003	(5,248)	—	—	5,248	(58)	—	(58)
Purchase of 2,696 shares of common stock from KSOP Trust at July 9, 2003	(2,696)	—	—	2,696	(30)	—	(30)
Release of 7,944 shares of treasury stock to KSOP Trust at September 30, 2003	7,944	—	28	(7,944)	88	—	116
Issuance of common stock to KSOP Trust at September 30, 2003	236,723	2	3,086	—	—	—	3,088
Net loss for the year ended September 30, 2003	—	—	—	—	—	(12,616)	(12,616)

Balances at September 30, 2003	2,973,813	$29	$30,578	—	$—	$(12,707)	$17,900

See accompanying notes to consolidated financial statements

ALION SCIENCE AND TECHNOLOGY CORPORATION
Consolidated Statements of Cash Flows
(In thousands)

		Period from
		October 10, 2001 (inception)
	Year Ended	through
	September 30, 2003	September 30, 2002

Cash flows from operating activities
Net loss	$(12,616)	$(91)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,553	—
Accretion of debt to face value	1,024	—
Amortization of debt issuance costs	353	—
Change in fair value of redeemable common stock warrants	4,453	—
(Gain) loss on disposal of assets	7	—
(Gain) loss on investments	(113)	—
(Gain) loss on hedge	148
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable, net	4,571	—
Other assets	793	86
Trade accounts payable and accruals	6,520	—
Other liabilities	(429)	—

Net cash provided by (used in) operating activities	14,264	(5)
Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	(59,944)	—
Capital expenditures	(1,329)	—

Net cash used in investing activities	(61,273)	—
Cash flows from financing activities:
Proceeds from senior note payable	35,000	10
Payment of debt issuance costs	(1,700)	—
Repayment of senior note payable	(5,750)	—
Proceeds from note due to officer	—	1
Repayments under IITRI revolving credit agreement	(6,185)	—
Purchase of interest rate cap agreement	(245)	—
Cash paid for Daedalic acquisition earn out	(155)	—
Stock redemption	(88)	—
Issuance of common stock to ESOP Trust	26,620	—

Net cash provided by financing activities	47,497	11
Net increase in cash	488	6
Cash at beginning of period	6	—

Cash at end of period	$494	$6

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,774	$—
Non-cash investing and financing activities:
Mezzanine note and warrants issued in connection with acquisition of selected operations of IITRI	20,343	—
Subordinated note and warrants issued in connection with acquisition of selected operations of IITRI	39,900	—
Bank debt assumed in connection with the acquisition of selected operations of IITRI	6,188	—
IITRI transaction costs assumed in connection with the acquisition of selected operations of IITRI	2,300	—
Additional non-cash consideration paid in connection with acquisition of selected operations of IITRI	1,520	—
Deferred compensation arrangement with officer	857	—
Common Stock issued to ESOP Trust in satisfaction of employer contribution liability	2,828

See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

Notes to Consolidated Financial Statements

(1) Description and Formation of the Business

     Alion Science and Technology Corporation (Alion or the Company) provides scientific and engineering expertise to research and develop technological solutions for problems relating to national defense, public health and safety. The Company provides these research services primarily to agencies of the federal government and, to a lesser extent, to commercial and international customers.

     Alion, a for-profit S Corporation, was formed in October 2001 for the purpose of purchasing substantially all of the assets and certain of the liabilities of IIT Research Institute (IITRI), a not-for-profit membership corporation affiliated with and controlled by the Illinois Institute of Technology. Prior to the acquisition of substantially all of the assets and liabilities of IITRI (the Transaction), the Company’s activities had been organizational in nature.

     On December 20, 2002, Alion acquired substantially all of the assets and liabilities of IITRI (Business), excluding the assets and liabilities of IITRI’s Life Sciences Operation, for aggregate total proceeds of $127.3 million consisting of (in thousands):

•	$58,571 cash, consisting of $56,721 paid to IITRI and $1,517 paid for certain transaction expenses on behalf of IITRI, and $333 paid for other transaction expenses;

•	$39,900 in seller notes to IITRI, with detachable warrants representing approximately 26% of the outstanding common stock of Alion (on a fully diluted basis). The seller notes bear interest at an effective interest rate of 6.71% per annum. See notes 4 and 6;

•	$20,343 in mezzanine notes to IITRI, with detachable warrants representing 12% of the outstanding common stock of Alion (on a fully diluted basis). The mezzanine notes bear interest at 12% per annum. See notes 4 and 6;

•	$2,300 in transaction costs less the $1,517 referenced above;

•	$6,188 in assumed IITRI debt due to its bank; and

•	$1,520 in additional amounts due to IITRI for purchase price adjustments related to the Life Sciences Operation.

     The acquisition was accounted for using the purchase method. The purchase price has been allocated to the acquired assets and assumed liabilities based on their estimated fair values at the date of acquisition. As a result of the Transaction, the Company recorded goodwill of approximately $63.6 million, which will be subject to an annual impairment review, as discussed below. In addition, the Company recorded intangible assets of approximately $30.6 million, comprised of purchased contracts. The intangible assets have an estimated useful life of three years and will be amortized using the straight-line method.

     The total purchase consideration of approximately $127.3 million was allocated to the fair value of the net assets acquired as follows (in thousands):

Cash and restricted cash	$1,187
Accounts receivable	47,485
Other current assets	3,784
Acquired contracts	30,645
Goodwill	63,610
Fixed assets	9,094
Liabilities assumed	(28,500)

$127,305

(2) Summary of Significant Accounting Policies

     Basis of Presentation and Principles of Consolidation

     The consolidated financial statements are prepared on the accrual basis of accounting and include the accounts of Alion prior to the Transaction and the accounts of Alion and its wholly-owned subsidiary Human Factors Application, Inc. (HFA) subsequent to the Transaction. All significant intercompany accounts have been eliminated in consolidation.

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of operating results during the reported period. Actual results are likely to differ from those estimates, but the Company’s management does not believe such differences will materially affect the Company’s financial position, results of operations, or cash flows.

     Revenue Recognition

     The Company’s revenue results from contract research and other services under a variety of contracts, some of which provide for reimbursement of cost plus fees and others of which are fixed-price or time-and-material type contracts. The Company generally recognizes revenue when a contract has been executed, the contract price is fixed or determinable, delivery of the services or products has occurred and collectibility of the contract price is considered probable.

     Revenue on cost-plus contracts is recognized as costs are incurred and include a proportionate share of the fees earned.

     The percentage of completion method is used to recognize revenue on fixed-price contracts based on various performance measures. From time to time, facts develop that require the Company to revise its estimated total costs or revenues expected. The cumulative effect of revised estimates is recorded in the period in which the facts requiring revisions become known. The full amount of anticipated losses on any type of contract are recognized in the period in which they become known.

     Under time-and-material contracts, labor and related costs are reimbursed at negotiated, fixed hourly rates. Revenue on time-and-material contracts is recognized at contractually billable rates as labor hours and direct expenses are incurred.

     Contracts with agencies of the federal government are subject to periodic funding by the contracting agency concerned. Funding for a contract may be provided in full at inception of the contract or ratably throughout the term of the contract as the services are provided. If funding is not assessed as probable, revenue recognition is deferred until realization is probable.

     Contract costs on federal government contracts, including indirect costs, are subject to audit by the federal government and adjustment pursuant to negotiations between the Company and government representatives. All of the Company’s federal contract indirect costs have been audited and agreed upon through fiscal year 2001. Contract revenues on federal government contracts have been recorded in amounts that are expected to be realized upon final settlement.

     The Company recognizes revenue on unpriced change orders as expenses are incurred only to the extent that the Company expects it is probable that such costs will be recovered. The Company recognizes revenue in excess of costs on unpriced change orders only when management can also reliably estimate the amount of excess and experience provides a sufficient basis for recognition. The Company recognizes revenue on claims as expenses are incurred only to the extent that the Company expects it is probable that such costs will be recovered and the amount of recovery can be reliably estimated.

     Income Taxes

     The Company is an S corporation under the provisions of the Internal Revenue Code. For federal and certain state income tax purposes, the Company is not subject to tax on its income. Such income is allocated to the Company’s shareholder, Alion Science and Technology Corporation’s Employee Stock Ownership Savings and Investment Plan. The Company may be subject to state income taxes in those states that do not recognize S corporations. Additionally, the Company may be subject to additional types of taxes including franchise and business taxes. As of September 30, 2003, the Company’s tax basis in its assets exceeds its book basis by approximately $11.4 million.

     On December 21, 2002, the Company’s subsidiary, HFA, was determined to be a qualified subchapter S subsidiary. Accordingly, HFA will not be treated as a separate corporation for federal income tax purposes.

     Restricted Cash

     Restricted cash represents short-term restricted cash received from a customer as an advance payment on a contract. This short-term restricted cash is utilized as work is performed in accordance with the contract.

     Costs and Estimated Earnings in Excess of Billings and Billings in Excess of Costs and Estimated Earnings

     Costs and estimated earnings in excess of billings on uncompleted contracts represent accumulated project expenses and fees which have not been invoiced to customers as of the date of the consolidated balance sheet. These amounts, which are included in accounts receivable, are stated at estimated realizable value and aggregated $9.0 million at September 30, 2003. Billings in excess of costs and estimated earnings and advance collections from customers represent amounts received from or billed to commercial customers in excess of project revenue recognized to date. Costs and estimated earnings in excess of billings on uncompleted contracts at September 30, 2003 include $2.4 million related to costs incurred on projects for which the Company has been requested by the customer to begin work under a new contract or extend work under an existing contract, but for which formal contracts or contract modifications have not been executed. In addition, billed receivables at September 30, 2003 include $0.1 million of final bills that are not expected to be collected within one year. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable losses in the Company’s existing billed and unbilled accounts receivable. The Company determines the allowance using specific identification and historical write-off experience based on the age of the population.

     Goodwill and Other Intangibles

     The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which requires, among other things, the discontinuance of goodwill amortization. Under SFAS 142, goodwill is to be reviewed at least annually for impairment or more frequently if events or changes in circumstances indicates the asset might be impaired; the Company has elected to perform this review annually at the end of each fiscal year. An impairment loss would be recognized if the carrying amount of goodwill exceeds its fair value. The Company believes that no goodwill impairment exists as of September 30, 2003.

     Fixed Assets

     Leasehold improvements, software and equipment are recorded at cost. Expenditures for maintenance and repairs are charged to current operations. Software and equipment are depreciated over their estimated useful lives (2 to 15 years for the various classes of software and equipment) generally using the straight-line method. Leasehold improvements are amortized on the straight-line method over the shorter of the assets’ estimated useful life or the life of the lease. Upon sale or retirement of an asset, costs and related accumulated depreciation are deducted from the accounts, and the gain or loss is recognized in the consolidated statements of operations.

     Fair Value of Financial Instruments

     The fair values of financial instruments are determined based on quoted market prices and market interest rates as of the end of the reporting period. The Company’s financial instruments include restricted cash, accounts and other receivables, accounts payable, accrued liabilities, notes payable, long-term debt and redeemable common stock warrants. The fair values of the Company’s financial instruments were not materially different from their carrying or contract values at September 30, 2003.

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

(3) Employee Stock Ownership Plan (ESOP) and Stock Ownership Trust

     On December 19, 2001, the Company adopted the Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan (the “Plan”) and the Alion Science and Technology Corporation Employee Ownership, Savings and Investment Trust (the “Trust”). The Plan, a tax qualified retirement plan, includes an ESOP component and a non-ESOP component. In March 2003, the Company filed an application for a determination letter from the Internal Revenue Service that the Plan and Trust qualify under Sections 401(a) and 501(a) of the Internal Revenue Code of 1986, as amended. The Company believes that the Plan and Trust is designed and is currently being operated in compliance with the applicable requirements of the IRC.

(4) Pensions and Postretirement Benefits

     The Company sponsors a medical benefits plan providing certain medical, dental, and vision coverage to eligible employees and former employees. The Company has a self-insured funding policy with a stop-loss limit under an insurance agreement.

     The Company also provides postretirement medical benefits for employees who meet certain age and service requirements. Retiring employees may become eligible for those benefits at age 55 if they have 20 years of service, or at age 60 with 10 years of service. The plan provides benefits until age 65 and requires employees to pay one-quarter of their health care premiums. A small, closed group of employees is eligible for coverage after age 65. These retirees contribute a fixed portion of the health care premium.

     Following is a reconciliation of the plan’s funded status with the accrued benefit cost shown on the consolidated balance sheet:

September 30, 2003

(In thousands)
Accumulated postretirement benefit obligation:
Retirees	$849
Fully eligible active plan participants	717
Other active plan participants	1,372

$2,938

Reconciliation of beginning and ending benefit obligation:
Benefit obligation at beginning of period	$3,113
Service cost	74
Interest cost	156
Actuarial gain	(381)
Benefits paid	(24)

Benefit obligation at September 30, 2003	$2,938

Change in fair value of plan assets:
Fair value of plan assets at October 1, 2002 and September 30, 2003	—
Funded status of the plan:
Obligation at September 30, 2003	(2,938)
Unrecognized net loss (gain)	(381)

Accrued postretirement benefits included in the consolidated balance sheet	$(3,319)

     The components of net periodic postretirement benefit cost for the year ended September 30, 2003 are as follows (in thousands):

2003

Service cost	$74
Interest cost	156

Net periodic postretirement benefit cost	$230

     Net periodic postretirement benefit cost for the period ended September 30, 2002 was zero.

     The health care cost trend rates used to determine the accumulated postretirement benefit obligation are 11.0% in fiscal year 2003, decreasing each year to an ultimate of 5.5% per year in fiscal 2014. Based on the number of employees currently participating in these plans, it is estimated that a 1% increase each year in the health care cost trend rates would result in increases of $0.029 million in the service and interest cost components of the net periodic postretirement benefit cost and $0.22 million in the accumulated postretirement benefit obligation. Similarly, a 1% decrease each year in the health care cost trend rates would result in decreases of $0.026 million in the service and interest cost components of the net periodic postretirement benefit cost and $0.2 million in the accumulated postretirement benefit obligation. The discount rate used to measure the accumulated postretirement benefit obligation at September 30, 2003 was 6.25%.

(5) Earnings (Loss) Per Share

     Pro forma earnings (loss) per share has been computed as though the 2,575,408 shares sold by the Company to the employee stock ownership plan (ESOP) component of its Employee Ownership Savings and Investment Plan (KSOP) on December 20, 2002 to fund the Transaction described in Note 1 were outstanding for the entire period presented. Prior to the sale of shares of common stock to the ESOP, the Company’s capital structure consisted of 100 shares of common stock issued and outstanding. Accordingly, historical earnings per share information for periods prior to the Transaction has not been presented as it is not indicative of the Company’s capital structure.

     Loss per share excludes the impact of warrants and stock appreciation rights described herein as this impact would be anti-dilutive for all periods presented.

(6) Shareholder’s Equity, Subject to Redemption

     The Company’s common stock is owned by the Alion Science and Technology Corporation Employee Ownership, Savings and Investment Trust (the Trust). The Company provides a put option to any participant or beneficiary who receives a distribution of common stock which permits the participant or beneficiary to sell such common stock to the Company during certain periods, at the then current market value per share, which was at $14.71 per share as of September 30, 2003. Accordingly, all of the Company’s equity is classified as subject to redemption in the accompanying consolidated balance sheets. The per share market value is determined based upon a valuation performed by an independent, third-party firm. The Company may allow the Trust to purchase shares of common stock tendered to the Company under the put option.

     Certain participants have the right to sell their shares distributed from the participant’s account that were acquired on the closing date of the Transaction at a value per share equal to the greater of the original purchase price and the then current market value of the common stock.

(7) Goodwill and Intangible Assets

     The Company accounts for goodwill and other intangible assets in accordance with the provisions of SFAS No. 142, which requires, among other things, the discontinuance of goodwill amortization. In addition, goodwill is to be reviewed at least annually for impairment. The Company has elected to perform this review annually at the end of each fiscal year.

     As a result of the Transaction, the Company recorded goodwill of approximately $63.6 million, which is subject to the aforementioned annual impairment review. During fiscal year 2003, goodwill increased by $1.9 million as a result of recording additional obligations related to earnout arrangements. In addition, the Company recorded intangible assets of approximately $30.6 million, comprised primarily of purchased contracts. The intangible assets have an estimated useful life of three years and are being amortized using the straight-line method.

(8) Long-term Debt

     On December 20, 2002, the Company executed a senior credit agreement among LaSalle Bank National Association, US Bank, National Cooperative Bank, Orix Financial Services, Inc. and BB&T Bank to refinance and replace IITRI’s prior credit arrangements and to finance, in part, the Transaction. The senior credit facility consists of a $25.0 million revolving credit facility and a $35.0 million term loan. All principal obligations under the revolving credit facility are to be repaid in full no later than December 20, 2007. The senior credit facility is secured by a first priority, perfected security interest in all of the Company’s current and future tangible and intangible property. As of September 30, 2003, the Company had no amount borrowed under the revolving credit facility.

     The remaining principal repayments of (taking into account previous repayments) $29.25 million under the term loan will be payable in quarterly installments, yielding annual fiscal year repayments in the following amounts:

Fiscal Year Ending September 30,:	(In thousands)
2004	$5,000
2005	$6,875
2006	$8,250
2007	$8,875
2008	$250

     For the periods until the receipt of the compliance certificate and audited financial statements for the fiscal year ended September 30, 2003, the Company’s borrowings under the senior credit facility will bear interest at either of two floating rates: a per year rate equal to the Eurodollar rate plus 350 basis points, or the prime rate (base rate) plus 200 basis points. After the lenders’ receipt of the Company’s audited financial statements for the fiscal year ended September 30, 2003, the interest rate will be reset to equal either the Eurodollar rate or the prime rate (base rate) plus a margin which will vary depending on the Company’s leverage ratio.

     Effective February 14, 2003, the Company exercised its right to elect that the term note will bear interest at a Eurodollar rate. This election does not affect the interest rate applicable to amounts borrowed under the revolving line of credit. As a result, interest under the term note was payable at the prime rate (base rate) plus 200 basis points until February 14, 2003. Thereafter and until the lenders’ receipt of the Company’s audited financial statements for fiscal year ending September 30, 2003, the term note bears interest at the Eurodollar rate plus 350 basis points.

     The Company entered into an interest rate cap agreement effective as of February 3, 2003 with one of its senior lenders. Under this agreement, the Company’s maximum effective rate of interest payable on the first $25 million of principal under of its term note will not exceed 6%. Any interest the Company pays on the first $25 million of principal in excess of 6% will be calculated and reimbursed to the Company semiannually by the senior lender pursuant to the cap agreement. This cap agreement expires February 3, 2007. The cap agreement had a fair value of $88,000 as of September 30, 2003, which has been recorded in the accompanying consolidated balance sheet.

    On December 20, 2002, the Company paid $1.7 million to obtain a senior credit facility that includes a $35 million Senior Term Note and a $25 million revolving credit facility. The Company is using the effective interest method to accret the value of long-term debt, which was recorded as debt discount, to its face value. As of September 30, 2003, the Company had recognized $.353 million of interest expense related to this pre-payment.

     On December 20, 2002, the Company issued to IITRI a mezzanine note securities purchase agreement with a face value of approximately $20.3 million (mezzanine note). The mezzanine note served as part of the consideration for the Transaction. The Company is required to pay interest on the mezzanine note at a rate of 12% per year, based on a 360-day year of twelve 30-day months. Interest is payable quarterly in cash. The Company is required to pay the outstanding principal amount of the mezzanine note in a lump sum on December 20, 2008. The Mezzanine Note is subordinate to the senior credit facility, but ranks senior to the subordinated note.

     Also, on December 20, 2002, the Company issued a seller note to IITRI under a seller note securities purchase agreement (subordinated note) with a face value of $39.9 million. The subordinated note served as part of the purchase price for the Transaction. The subordinated note bears interest at a rate of 6% per year through December 2008 payable quarterly by the issuance of non-interest bearing notes (paid-in-kind notes or PIK notes) maturing at the same time as the subordinated note. The issuance of the PIK notes will have the effect of deferring the underlying cash interest expense on the subordinated note, but because the PIK notes will not themselves bear interest, they will not have the effect of compounding any interest on these interest payment obligations. Commencing December 2008, the subordinated note will bear interest at 16% per year payable quarterly in cash through the time of repayment in full of the subordinated note. Principal on the subordinated note will be payable in equal installments of $19.95 million in December 2009 and December 2010; the PIK notes are also due in equal installments of $7.2 million on these same dates.

     On December 20, 2002, the Company entered into a deferred compensation agreement with Dr. Atefi its President, CEO and Chairman, as a condition to completing the Transaction. Under the deferred compensation agreement, Dr Atefi is entitled to a payment of approximately $857,000 on December 20, 2008, plus 12% cash interest per year.

     Under the terms of the Senior Credit Facility and Mezzanine Note, the Company is subject to covenants including financial covenants with respect to minimum fixed charge coverage, maximum total senior leverage, maximum total leverage, maximum capital expenditures, minimum EBITDAE, as defined, and other customary covenants. As of September 30, 2003, the Company was in compliance with these financial covenants.

     In summary, for the aforementioned debt agreements, the remaining annual fiscal year repayments (at face amount before debt discount) are as follows as of September 30, 2003 (in thousands):

Principal payments	2004	2005	2006	2007	2008	2009	2010	2011	Total

Senior term note	$5,000	$6,875	$8,250	$8,875	$250				$29,250
Mezzanine note and agreement with officer						21,200			21,200
Subordinated note							19,950	19,950	39,900

Total principal payments	$5,000	$6,875	$8,250	$8,875	$250	$21,200	$19,950	$19,950	$90,350

(9) Redeemable Common Stock Warrants

     In connection with the issuance of the Mezzanine Note, Subordinated Note, and the Deferred Compensation Agreement described in Note 8, the Company issued 524,229, 1,080,437, and 22,062, respectively, detachable redeemable common stock warrants (the Warrants) to the holders of those instruments. The Warrants have an exercise price of $10 per share and are exercisable until December 20, 2008 for the warrants associated with the Mezzanine Note and the Deferred Compensation Agreement and until December 20, 2010 for the warrants associated with the Subordinated Note. In addition, the Warrants enable the holders to sell the warrants back to the Company, at predetermined times, at the then current fair value of the common stock less the exercise price. Accordingly, the warrants are classified as debt instruments in accordance with Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. The estimated fair value of the Warrants of approximately $10.3 million on the date of issuance was recorded as a discount to the face value of the notes issued and as a liability in the accompanying consolidated balance sheet. The estimated fair value of the Warrants was $14.8 million as of September 30, 2003. Changes in the estimated fair value of the Warrants are recorded as interest expense in the accompanying consolidated statements of operations.

(10) Leases

     Future minimum lease payments under non-cancelable operating leases for buildings, equipment, and automobiles at September 30, 2003, are as follows:

Fiscal Year Ending:	(In thousands)

2004	$8,293
2005	$7,477
2006	$5,385
2007	$5,173
2008	$5,188
and thereafter	$7,460

$38,976

     Rent expense under operating leases was $8.2 million for the year ended September 30, 2003.

(11)   Fixed Assets

Fixed assets at September 30 consisted of the following:
	2003	2002

	(in thousands)

Buildings and building improvements	$ —	—
Leasehold improvements	626	—
Equipment and software	9,784	—

Total cost	10,410	—
Less accumulated depreciation and amortization	1,714	—

Net fixed assets	$ 8,696	—

Depreciation and leasehold amortization expense for fixed assets was approximately $1.7 million for fiscal year ended September 30, 2003.

(12) Stock Appreciation Rights

     Alion’s board of directors adopted a Stock Appreciation Rights (SAR) Plan in November 2002. The SAR plan has a term of ten years. Awards may be granted under the plan to directors, officers, and employees. Outstanding SAR awards cannot exceed the equivalent of 10% of the Company’s outstanding shares of common stock on a fully diluted basis. A grantee has the right to receive payment upon exercise equal to the difference between the appraised value of a share of Alion common stock as of the grant date and the appraised value of a share of Alion common stock as of the exercise date based on the most recent valuation of the shares of common stock held by the ESOP. Awards vest at 20% per year for employees. Awards to members of the Company’s board of directors, other than Dr. Atefi, vest ratably over each member’s then-current term of office. SARs may be exercised at any time after grant to the extent they have vested. As of September 30, 2003, the Company had 92,750 outstanding SARs with an exercise price of $10.00 per share. All grants were effective December 23, 2002 except for 300 SARs issued in May 2003 and 300 issued in June 2003. The Company recognized approximately $0.2 million in compensation expense through September 30, 2003 related to this plan.

(13) Phantom Stock Program

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

     The phantom stock plan has a term of ten years. The board of directors and the compensation committee may each grant key management employees awards of phantom stock. On February 11, 2003, the Company issued 171,000 shares of phantom stock to five executive officers of the Company. On November 11, 2003, the Company issued 49,286 shares of phantom stock to executive officers and senior management of the Company. The phantom stock awards vest according to the following schedule:

	The Vested Amount for Grant in
Anniversary from Grant Date	February 2003	November 2003

1st	—	20%
2nd	—	20%
3rd	50%	20%
4th	25%	20%
5th	25%	20%

     As of September 30, 2003, the Company had 171,000 shares of phantom stock outstanding with an exercise price of $10.00 per share. The Company recognized approximately $0.4 million in compensation expense associated with this plan during the year ended September 30, 2003.

(14) Segment Information and Customer Concentration

     The Company operates in one segment, delivering a broad array of scientific and engineering expertise to research and develop technological solutions for problems relating to national defense, public health and safety under contracts with the federal government, state and local governments, and commercial customers. The Company’s federal government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use the Company’s services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization.

     Contract receivables from agencies of the federal government represented approximately $42.1 million, or 98%, of accounts receivable at September 30, 2003. Contract revenues from agencies of the federal government represented approximately 99% of total contract revenues during the year ended September 30, 2003.

(15) Acquisition Information

     On December 20, 2002, Alion acquired substantially all of the assets and certain of the liabilities of IITRI, excluding the assets and liabilities of IITRI’s Life Sciences Operation for approximately $127.3 million as described in Note 1. In connection with the acquisition, the Company formed the KSOP, which has an ESOP component. The ESOP trustee, State Street Bank and Trust Company, used the proceeds from the ESOP aggregating approximately $25.8 million to acquire approximately 2.58 million shares or 100% of the Company’s outstanding common stock. The Company used the funds from the sale of common stock to the ESOP and proceeds from the other debt instruments described in Note 8, to fund the Transaction. The acquisition was accounted for using the purchase method. The acquisition occurred on the last day of the Company’s first interim period in fiscal 2003, and accordingly, the accompanying consolidated statements of operations exclude the results of operations of the acquired business prior to the acquisition. The purchase price has been allocated to the acquired assets and assumed liabilities based on their estimated fair values at the date of acquisition.

     Prior to the Transaction, the Company’s activities had been organizational in nature. The consolidated balance sheet as of September 30, 2002 reflects this level of activity.

     The following unaudited pro forma summary information presents the results of operations as if the acquisition had been completed at the beginning of the periods presented and are not necessarily indicative of the results of operations that would have been achieved had the acquisition been completed at the beginning of the periods specified, nor are they necessarily indicative of future operating results.

	Fiscal Years Ended

	September 30, 2003	September 30, 2002

	(in thousands)
Revenue	$213,182	$201,738
Net loss	$(20,748)	$(13,822)
Net loss per share	(7.83)	(5.37)

(16) Related Party Transactions

     In October 2002, the Company issued a promissory note to an officer for $1,000. The Company loaned $1,000 to the Trust and received a promissory note. The Trust purchased the initial 100 shares of common stock issued by the Company for $1,000. Subsequently, the promissory note to an officer has been redeemed.

     On March 28, 2003, an officer of the Company purchased a portion of the Company’s mezzanine note owned by IITRI for $750,000, its face value, along with warrants to purchase 19,327 shares of Alion’s common stock at an exercise price of $10.00 per share. On November 12, 2003, the Company purchased the mezzanine note and warrants from the officer for an aggregate purchase price of $1,034,020.

(17) Commitments and Contingencies

     Legal Proceedings

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect upon the financial position, results of operations, or liquidity of the Company.

     AB Technologies Lawsuit

     On September 16, 2002, IITRI filed a lawsuit against Clyde Andrews and William Bewley, former shareholders of AB Technologies, Inc., in the U.S. District Court for the Eastern District of Virginia. IITRI acquired substantially all of the assets of AB Technologies in February 2000.

     The lawsuit sought to compel the defendants to submit disputed issues to an independent accounting firm, in accordance with the terms of the asset purchase agreement. The Company also sought declaratory judgment that it is entitled to a downward adjustment to the purchase price and a finding that it properly computed the earnout required by the asset purchase agreement.

     Messrs. Andrews and Bewley filed a lawsuit against IITRI for breach of the AB Technologies asset purchase agreement claiming at least $8.2 million in damages. The Andrews-Bewley lawsuit was removed to federal court and consolidated into IITRI’s lawsuit. The federal court stayed the litigation and ordered both parties to submit the dispute to the independent accounting firm of Grant Thornton for arbitration. The consolidated federal action was subsequently dismissed without prejudice. The arbitration hearing was held in October and November 2003. Alion expects a decision before the end of 2003. Alion assumed responsibility for and acquired all claims under both of these lawsuits, and ensuing arbitration, as part of its acquisition of IITRI’s assets.

     Other than the foregoing actions, the Company is not involved in any legal proceeding other than routine legal proceedings occurring in the ordinary course of business. The Company believes that these routine legal proceedings, in the aggregate, are not material to its financial condition and results of operations.

Government Audits

     The amount of government contract revenue and expense reflected in the consolidated financial statements attributable to cost reimbursement contracts is subject to audit and possible adjustment by the Defense Contract Audit Agency (DCAA). The government considers the Company to be a major contractor and DCAA maintains an office on site to perform its various audits throughout the year. DCAA has concluded its audits of the Company’s indirect expense rates and cost accounting practices through fiscal year 2001. There were no significant cost disallowances for the fiscal years ended September 30, 2000 and 2001.

(18) Interim Period Information (Unaudited, in thousands)

     See Note 1 for a description of the Company’s interim periods.

	2003				2002

	1st	2nd	3rd	4th	from inception
Revenue	$—	$49,005	$65,134	$51,778	$—
Net income (loss)	$(41)	$(3,075)	$(2,693)	$(6,807)	$(91)

(19) Subsequent Events

Acquisition of Innovative Technology Solutions Corporation.

     On October 31, 2003, Alion acquired 100% of all the outstanding shares of ITSC for $4.0 million. The transaction is also subject to an earnout provision not-to-exceed $2.5 million. ITSC is a New Mexico corporation with approximately 53 employees, the majority of whom are located in New Mexico. ITSC provides nuclear safety and analysis services to the U.S. Department of Energy (DOE) as well as to the commercial nuclear power industry.

     On November 12, 2003, Alion repurchased, $0.75 million of mezzanine note and all 19,327 of the associated warrants from an officer for the aggregate purchase price of $1,034,020 as described in Note 16 above.

Consolidated Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts (in thousands)

	Balance at	Credited to	Credited to
Allowance for Doubtful	Beginning of	Costs and	Contract		Balance at
Accounts Receivable	Year	Expenses	Revenue	Deductions (2)	End of Year
Fiscal year ended 2002	$—	$—	$—	$—	$—
Fiscal year ended 2003 (1)	3,414	(525)	(18)	387	2,484

(1)	Beginning balance recorded pursuant to allocation of purchase price to assets acquired and liabilities assumed in Alion’s acquisition of the Selected Operations of IITRI.

(2)	Accounts receivable written off against the allowance for doubtful accounts

Independent Auditors’ Report

The Board of Governors
IIT Research Institute:

We have audited the accompanying consolidated balance sheets of Selected Operations of IIT Research Institute as of September 30, 2001 and 2002, and the related consolidated statements of income, changes in owner’s net investment, and cash flows for each of the years in the three-year period ended September 30, 2002. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule listed in the accompanying Index to Financial Statements. These consolidated financial statements and consolidated financial statement schedule are the responsibility of Selected Operations of IIT Research Institute’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Selected Operations of IIT Research Institute as of September 30, 2001 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Chicago, Illinois
December 6, 2002 except as to note 13,
which is as of December 20, 2002

SELECTED OPERATIONS OF IIT RESEARCH INSTITUTE

Consolidated Balance Sheets
As of September 30, 2002 and 2001

	September 30,
	2002	2001

	(In thousands)
Assets
Current assets:
Cash	$396	$—
Restricted cash	512	2,396
Accounts receivable	51,735	57,764
Other receivables	929	1,591

	52,664	59,355
Less allowance for doubtful accounts and contract losses	3,613	3,260

Net accounts receivable	49,051	56,095

Other current assets	2,965	1,619

Total current assets	52,924	60,110
Other assets	853	853
Fixed assets, net	8,388	5,835
Goodwill, less accumulated amortization	8,931	9,511

Total assets	$71,096	$76,309

Liabilities and Owner’s Net Investment
Current liabilities:
Bank overdraft	$—	$2,156
Current portion of long-term debt	3,330	141
Trade accounts payable	9,890	8,965
Accrued payroll and related liabilities	12,058	8,722
Advance payments	512	2,396
Billings in excess of costs and estimated earnings on uncompleted contracts	1,703	3,699
Due to the Illinois Institute of Technology	72	775
Current portion of deferred gain on sale of building to the Illinois Institute of Technology	487	493

Total current liabilities	28,052	27,347
Long-term debt, excluding current portion	1,654	11,886
Accrued post-retirement benefit obligation	1,520	1,345
Long-term deferred gain on sale of building to the Illinois Institute of Technology excluding current portion	3,523	4,054

Total liabilities	34,749	44,632
Owner’s net investment	36,347	31,677

Total liabilities and owner’s net investment	71,096	76,309

See accompanying notes to consolidated financial statements.

SELECTED OPERATIONS OF IIT RESEARCH INSTITUTE
Consolidated Statements of Income
For the years ended September 30, 2002, 2001, and 2000

	Year ended September

	2002	2001	2000

		(In thousands)
Contract revenue	$201,738	$193,152	$156,137
Direct contract expenses	147,377	140,555	111,122

Excess of contract revenue over direct contract expenses	$54,361	$52,597	$45,015

Operating expenses:
Indirect contract expenses	$11,153	$13,145	$12,348
Research and development	575	435	547
General and administrative	25,363	16,352	15,132
Rental and occupancy expense	7,796	7,083	7,536
Depreciation and amortization	3,447	3,488	3,754
Bad debt expense	154	1,223	324

	$48,488	$41,726	$39,641

Operating income	5,873	10,871	5,374
Other income (expense):
Interest income	40	50	105
Interest expense	(563)	(895)	(1,389)
Equity in loss of affiliate	—	—	(498)
Gain on sale of land	—	—	1,319
Other	(63)	(277)	(231)

Income before income taxes	$5,287	$9,799	$4,680
Income tax expense	(589)	(302)	(398)

Net income	$4,698	$9,497	$4,282

See accompanying notes to consolidated financial statements.

SELECTED OPERATIONS OF IIT RESEARCH INSTITUTE
Consolidated Statements of Changes in Owner’s Net Investment
For the years ended September 30, 2000, 2001, and 2002

Owner’s Net
Investment

(In thousands)
Balance at September 30, 1999	$26,787
Net Income	4,282
Distributions to the Illinois Institute of Technology	(1,315)
Unreimbursed losses and capital funding of Life Sciences Operation	(2,135)

Balance at September 30, 2000	$7,619
Net Income	9,497
Distributions to the Illinois Institute of Technology	(1,585)
Unreimbursed losses and capital funding of Life Sciences Operation	(3,854)

Balance at September 30, 2001	$31,677
Net income	4,698
Distributions to the Illinois Institute of Technology	(887)
Unreimbursed losses and capital funding from Life Sciences Operation	859
Balance at September 30, 2002	$36,347

See accompanying notes to consolidated financial statements.

SELECTED OPERATIONS OF IIT RESEARCH INSTITUTE
Consolidated Statements of Cash Flow
For the years ended September 30, 2002, 2001, and 2000

	Year ended September 30,

	2002	2001	2000

		(In thousands)
Cash flows from operating activities:
Net Income (loss)	$4,698	$9,497	$4,282
Adjustments to reconcile net income loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,447	3,488	3,754
Gain in investments	(77)	—	—
Equity in loss of affiliate	—	—	498
Amortization of deferred gain on sale of building to the Illinois Institute of Technology	(486)	(379)	—
Gain on sale of land	—	—	(1,319)
Loss on disposal of fixed assets	—	84	—
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	5,927	378	(8,369)
Other assets	(654)	(365)	1,088
Trade accounts payable and accrued liabilities	4,384	(1,696)	(136)
Other liabilities	(2,526)	(3,100)	(5,104)

Net cash provided by (used in) operating activities	14,713	7,907	(5,306)

Net cash flows from investing activities:
Proceeds from sale of land	—	—	2,328
Proceeds from sale of building to the Illinois Institute of Technology, net	—	12,181	—
Capital expenditures	(3,643)	(1,940)	(2,795)
Cash paid for acquisition of net assets of AB Tech	—	(378)	(2,500)
Cash paid for Daedelic	(823)	—	—

Net cash provided by (used in) investing activities	(4,466)	9,863	(2,967)

Cash flows from financing activities:
Increase in (repayment of) bank overdraft	(2,156)	2,156	855
Net borrowings (repayments) under revolving bank credit agreement	(7,526)	(10,838)	14,373
Payments under notes payable	(141)	(3,649)	(6,817)
Distributions to the Illinois Institute of Technology	(887)	(1,585)	(1,315)
Unreimbursed losses and capital funding (of) from Life Sciences Operation	859	(3,854)	(2,135)
Cash transferred to Alion in conjunction with the sale of the Business to Alion	—	—	—

Net cash provided by (used in) financing activities	(9,851)	(17,770)	4,961

Net increase (decrease) in cash	396	—	(3,312)
Cash at beginning of period	—	—	3,312

Cash at end of period	$396	$—	$—

Supplement disclosure of cash flow information:
Cash paid for interest	$776	$1,561	$1,318
Cash paid for income taxes	489	570	—
Supplemental disclosure of noncash financing activities:
Debt incurred related to earnout provisions of acquisitions	$624	$579	$2,952

See accompanying notes to consolidated financial statements.

SELECTED OPERATIONS OF IIT RESEARCH INSTITUTE

Notes to Consolidated Financial Statements

(1) Nature of Organization and Business

     IIT Research Institute (IITRI) is a not-for-profit membership corporation working for the advancement of knowledge and the beneficial application of science and engineering to meet the needs of society. IITRI’s articles of incorporation provide that in addition to its primary purpose, it will support and assist the Illinois Institute of Technology and, in the event of dissolution, IITRI’s assets are to be distributed to the Illinois Institute of Technology. In addition to its Chicago facilities, IITRI maintains offices in, amongst other places, McLean and Alexandria, Virginia; Lanham, Annapolis, and Waldorf, Maryland; Rome, New York; West Conshohocken, Pennsylvania; and Huntsville, Alabama.

     In October 2001, Alion Science and Technology Corporation, (formerly known as Beagle Holdings, Inc.) (Alion), a for-profit S Corporation, was incorporated in the state of Delaware for the purpose of purchasing substantially all of the assets and liabilities of IITRI (Selected Operations of IIT Research Institute or the Business). The Business includes substantially all of the assets and liabilities of IITRI with the exception of those assets and liabilities associated with IITRI’s Life Sciences Operation.

     As described in Note 13, on December 20, 2002 Alion purchased the Business.

(2) Basis of Presentation and Principles of Consolidation

     The consolidated financial statements of the Business have been carved out from the consolidated financial statements of IITRI using the historical results of operations and bases of the assets and liabilities of the transferred operations and give effect to certain allocations of expenses from IITRI to Life Sciences Operation. Such expenses represent costs related to general and administrative services that IITRI has provided to Life Sciences Operation including interest, accounting, tax, legal, human resources, information technology, and other corporate and infrastructure services. The costs of these services have been allocated to Life Sciences Operation using relative percentages of revenues, operating expenses and headcount, and other reasonable methods, and have been excluded in preparing the Business’ financial statements. Allocations of expenses are estimates based on management’s best assessment of actual expenses incurred by Life Sciences Operation. It is management’s opinion that the expenses charged to Life Sciences Operation and the underlying assumptions used to determine the expenses are reasonable. These allocations and estimates are not necessarily indicative of the costs and expenses that would have resulted had the Business been operated as a separate entity in the past, or of the costs the Business may incur in the future.

     The consolidated financial statements are prepared on the accrual basis of accounting and include the accounts of the Business and its wholly owned subsidiary Human Factors Applications, Inc. (HFA). All significant intercompany accounts have been eliminated in consolidation.

     The consolidated financial statements may not be indicative of the Business’ financial position, operating results, or cash flows in the future or what the Business’ financial position, operating results, and cash flows would have been had the Business been a separate, stand-alone entity during the periods presented. The consolidated financial statements do not reflect any changes that will occur in the Business’ funding or operations as a result of the Business becoming a stand-alone entity.

(3) Summary of Significant Accounting Policies

     Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenue and expenses during the reporting period.

SELECTED OPERATIONS OF IIT RESEARCH INSTITUTE

Notes to Consolidated Financial Statements - (Continued)

Actual results are likely to differ from those estimates, but the Business’ management does not believe such differences will materially affect the Business’ financial position, results of operations, or cash flows.

     Fiscal and Interim Periods

     The Business’ fiscal years end on September 30 and consist of 52 weeks. Interim periods were determined based upon the Business’ thirteen internal period closings, each of which ends on a Friday. During the fiscal year ended September 30, 2000, the interim periods ended on December 24, 1999, and March 17, July 7, and September 30, 2000. During the fiscal year ended September 30, 2001, the interim periods ended on December 22, 2000, and March 16, July 6, and September 30, 2001. During the fiscal year ended September 30, 2002, the interim periods ended on December 21, 2001, March 15, July 5, and September 30, 2002. For the fiscal year ending September 30, 2003, the first interim period ended on December 20, 2002. While the actual number of days within each interim period will vary from fiscal year to year, the first, second, and fourth interim periods will include approximately 12 weeks while the third interim period will include approximately 16 weeks. Accordingly, comparisons between interim periods will need to consider the differing length of the third interim period.

     Unaudited Financial Information

     The interim period information included in the consolidated financial statements and Note 12 has been prepared by the Business and are unaudited. In the opinion of management, this financial information has been prepared in conformity with accounting principles generally accepted in the United States of America and reflects all adjustments necessary for a fair statement of the Business’ results of operations. All such adjustments are of a normal recurring nature.

     Revenue Recognition

     The Business’ revenue results from contract research and other services under a variety of contracts, some of which provide for reimbursement of cost plus fees and others which are fixed-price or time-and- material type contracts. The Business generally recognizes revenue when a contract has been executed, the contract price is fixed or determinable, delivery of the services or products has occurred and collectibility of the contract price is considered probable.

     Revenue on cost-plus contracts is recognized as costs are incurred and include a proportionate share of the fees earned.

     The percentage of completion method is used to recognize revenue on fixed-price contracts generally based on costs incurred in relation to total estimated costs. From time to time, facts develop that require the Business to revise its estimated total costs or revenues expected. The cumulative effect of revised estimates is recorded in the period in which the facts requiring revisions become known. The full amount of anticipated losses on any type of contract are recognized in the period in which they become known.

     Under time-and-material contracts, labor and related costs are reimbursed at negotiated, fixed hourly rates. Revenue on time-and-material contracts is recognized at contractually billable rates as labor hours and direct expenses are incurred.

     Contracts with agencies of the federal government are subject to periodic funding by the contracting agency concerned. Funding for a contract may be provided in full at inception of the contract or ratably

SELECTED OPERATIONS OF IIT RESEARCH INSTITUTE

Notes to Consolidated Financial Statements - (Continued)

throughout the term of the contract as the services are provided. If funding is not assessed as probable, revenue recognition is deferred until realization is probable.

     Contract costs on U.S. Government contracts, including indirect costs, are subject to audit by the federal government and adjustment pursuant to negotiations between the Business and government representatives. All of the Business’ federal contract indirect costs have been audited and agreed upon through fiscal year 2000. Contract revenue on U.S. Government contracts have been recorded in amounts that are expected to be realized upon final settlement.

     The Business recognizes revenue on unpriced change orders as expenses are incurred only to the extent that the Business expects it is probable that such costs will be recovered. The Business recognizes revenue in excess of costs on unpriced change orders only when management can also reliably estimate the amount of excess and experience provides a sufficient basis for recognition. The Business recognizes revenue on claims as expenses are incurred only to the extent that the Business expects it is probable that such costs will be recovered and the amount of recovery can be reliably estimated.

     Restricted Cash

     Restricted cash represents short-term restricted cash received from a customer as an advance payment on a contract. This short-term restricted cash is utilized as work is performed in accordance with the contract.

     Costs and Estimated Earnings in Excess of Billings and Billings in Excess of Costs and Estimated Earnings

     Costs and estimated earnings in excess of billings on uncompleted contracts represent accumulated project expenses and fees which have not been invoiced to customers as of the date of the consolidated balance sheet. These amounts, which are included in accounts receivable, are stated at estimated realizable value and aggregated $24.2 million and $12.5 million at September 30, 2001 and 2002, respectively. Billings in excess of costs and estimated earnings and advance collections from customers represent amounts received from or billed to commercial customers in excess of project revenue recognized to date. Costs and estimated earnings in excess of billings on uncompleted contracts at September 30, 2001 and 2002 include $0.6 million and $2.9 million, respectively, related to costs incurred on projects for which the Business has been requested by the customer to begin work under a new contract or extend work under an existing contract, but for which formal contracts or contract modifications have not been executed. In addition, billed receivables at September 30, 2001 and 2002 include $0.6 million of final bills that are not expected to be collected within one year.

     Goodwill

     Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 7 years. The Business assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate commensurate with the risks involved. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

     Property, Plant, and Equipment

     Buildings, leasehold improvements, and equipment are recorded at cost. Expenditures for maintenance and repairs are charged to current operations. Buildings and equipment are depreciated over their estimated useful lives (40 years for buildings and 3 to 15 years for the various classes of equipment) generally using the straight-line method. Leasehold improvements are amortized on the straight-line method over the shorter

SELECTED OPERATIONS OF IIT RESEARCH INSTITUTE

Notes to Consolidated Financial Statements - (Continued)

of the assets’ estimated useful life or the life of the lease. Upon sale or retirement of an asset, costs and related accumulated depreciation are deducted from the accounts, and the gain or loss is recognized in the consolidated income statement.

     Income Taxes

     Under Subchapter S of the Internal Revenue Code, the stockholder of the Company will include the Company’s income in its own income for federal and most state income tax purposes. Accordingly, the Company is not subject to federal and most state income taxes.

     IITRI has received a determination letter from the Internal Revenue Service which indicates it is exempt from income taxes under Section 501(c)(3) of the Internal Revenue Code except for taxes pertaining to unrelated business income. Accordingly, the accompanying consolidated financial statements do not include provisions for income taxes except as described below.

     HFA, the Business’ for-profit subsidiary, accounts for income taxes under the asset and liability method. HFA recognizes deferred tax assets and liabilities based on the differences between financial statement carrying amounts and the tax bases of assets and liabilities. HFA uses the enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

     Earnings per Common Share

     The Business’ historical structure is not indicative of its prospective capital structure and, accordingly, historical earnings per share information has not been presented.

     Derivative Financial Instruments

     During 2000, the Business entered into forward contracts as a hedge against certain foreign currency commitments on a contract in the United Kingdom. The total amount of the contracts was approximately $0.4 million with the final contract maturing on May 7, 2002. No contracts were outstanding at September 30, 2002. The contracts were marked to market, with gains and losses recognized in the consolidated statements of income. The Business does not use derivatives for trading purposes.

     Segment Information and Customer Concentration

     The FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, in February 1998. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements. This statement also requires companies that have a single reportable segment to disclose information about products and services, geographic areas, and major customers. This statement requires the use of the management approach to determine the information to be reported. The management approach is based on the way management organizes the enterprise to assess performance and make operating decisions regarding the allocation of resources. It is management’s opinion that, at this time, the Business has one reportable segment.

     The Business provides technical services and products through contractual arrangements as either prime contractor or subcontractor to other contractors, primarily for departments and agencies of the U.S. Government. U.S. Government contracts are subject to specific regulatory accounting and contracting guidelines including the Cost Accounting Standards and Federal Acquisition Regulations. The Business also provides technical services and

SELECTED OPERATIONS OF IIT RESEARCH INSTITUTE

Notes to Consolidated Financial Statements — (Continued)

products to foreign, state, and local governments, as well as customers in commercial markets. During the years ended September 30, 2000, 2001, and 2002, revenues from foreign countries were not significant.

     Revenues from services provided to various agencies of the U.S. Government represented $137.5 million or 88%, $180.7 million or 94% and $198.8 million or 98% of revenues for the years ended September 30, 2000, 2001 and 2002, respectively. Contract receivables from agencies of the U.S. Government represented $54.3 million or 94% and $48.7 million or 94% of accounts receivable at September 30, 2001 and 2002, respectively.

     Recently Issued Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. As the Business is a not-for-profit, SFAS No. 141 is not applicable.

     SFAS 142 is effective for fiscal years beginning after December 15, 2001. SFAS 142 will not be applied to previously recognized goodwill and intangible assets arising from the acquisition of a for-profit business enterprise by a not-for-profit organization until interpretive guidance related to the application of the purchase method to those transactions is issued. SFAS 142 will be required to be adopted by Alion in connection with the proposed acquisition of the Business discussed in Note 13. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Goodwill and other intangible assets that have an indefinite life will not be amortized, but rather will be tested for impairment annually or whenever an event occurs indicating that the asset may be impaired.

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. SFAS 143 must be applied starting with fiscal years beginning after June 15, 2002. Management is currently evaluating the impact that the adoption of SFAS 143 will have on the consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. It retains, however, the requirement in APB Opinion No. 30 to report separately discontinued operations, and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Management does not believe that the adoption of SFAS 144 will have a significant impact on its consolidated financial statements.

     During June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Such standard requires costs associated with exit or disposal activities (including restructurings) to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. SFAS No. 146 nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under SFAS No. 146, a liability related to an exit or disposal activity is not recognized until such liability has actually been incurred whereas under EITF Issue No. 94-3 a liability was recognized at the time of a commitment to

SELECTED OPERATIONS OF IIT RESEARCH INSTITUTE

Notes to Consolidated Financial Statements — (Continued)

an exit or disposal plan. The provisions of this standard are effective for disposal activities initiated after December 31, 2002.

     Reclassifications

     Certain amounts in the prior years financial statements have been reclassified to conform to the current year’s presentation.

(4) Business Combinations

     Effective September 30, 1998, the Business completed the acquisition of Human Factors Applications, Inc. (HFA) for $3.0 million. HFA is a U.S. supplier of ordnance and explosive waste remediation with core competencies in the areas of demilitarization, demining, environmental remediation, explosion sciences, sensor and software integration, and training. The Business purchased all the outstanding shares of HFA’s common stock. The Business allocated a portion of the purchase price to the assets acquired and liabilities assumed at the date of acquisition based upon their estimated fair values and recorded the balance of $1.5 million as goodwill. The results of HFA’s operations are included in the Business’ consolidated financial statements beginning on October 1, 1998.

     Effective May 31, 1999, the Business acquired EMC Science Center, Inc. (EMC) for $3.0 million. EMC has technical expertise in electromagnetic environmental effects testing, standards and training, and operates a certified test laboratory. The Business acquired all the assets and assumed all the liabilities of EMC. The Business allocated a portion of the purchase price to the assets acquired and liabilities assumed at the date of acquisition based upon their estimated fair values and recorded the balance of $2.3 million as goodwill. The results of operations of EMC are included in the Business’ consolidated financial statements beginning on June 1, 1999.

     On June 12, 1999, the Business acquired 25% of the outstanding common stock of AB Technologies, Inc. (AB) for $6.0 million. AB Technologies specializes in modeling and simulation related to training exercises, education and training support, complex problem analysis and systems, and military policy development for the U.S. Government and other customers. A portion of the purchase price was allocated to the estimated fair value of the net assets acquired while the balance of $4.2 million was recorded as goodwill. The Business used the equity method to account for its initial common stock purchase. At September 30, 1999, the Business’ investment in AB Technologies reflected its proportionate share of net losses from June 13, 1999. At September 30, 1999, the Business owed the previous owners of AB Technologies $2.0 million under notes payable. AB Technologies reported revenue of approximately $28.5 million for the nine months ended September 30, 1999.

     Effective February 7, 2000, the Business acquired the remaining assets and liabilities from the other shareholders of AB Technologies for approximately $5.4 million. The acquisition was accounted for as a step acquisition. The Business allocated a portion of the purchase to the assets acquired and liabilities assumed at the date of acquisition based upon their estimated fair values. The Business recorded the remaining balance of $4.3 million as goodwill. The purchase agreement contains an earnout provision under which the Business could be required to make additional payments to the other former shareholders of AB Technologies. These payments cannot exceed $11.5 million and are based on the future net income of AB Technologies’ operations through February 7, 2005. For the years ended September 30, 2001 and 2002, the Business accrued contingent consideration obligations of $0.6 million and $0.6 million, respectively, under this purchase agreement. Such amounts are included in long-term debt in the accompanying consolidated balance sheets.

     From June 12, 1999 through February 7, 2000, the Business provided management and accounting services to AB Technologies under an administrative agreement. The Business recovered expenses under this agreement of $1.5 million for the period ended September 30, 1999 and an additional $2.8 million through February 7, 2000.

SELECTED OPERATIONS OF IIT RESEARCH INSTITUTE

Notes to Consolidated Financial Statements — (Continued)

     The following unaudited pro forma summary information presents the results of operations as if the AB Technologies acquisition had been completed at the beginning of the period presented and is not necessarily indicative of the results of operations of the Business that might have occurred had the acquisition been completed at the beginning of the period specified, nor is it necessarily indicative of future operating results:

2000

(In thousands)
Revenue	$169,268
Net income	$5,698

     In May 2002, the Business acquired the assets of Daedalic, Inc. for $0.8 million in a business combination to be accounted for as a purchase. The Business allocated the purchase price to the assets acquired and recorded the balance of $0.4 million as goodwill. The pro forma impact of this acquisition was not significant.

     Aggregate goodwill amortization expense related to the aforementioned business combinations was $1.5 million, $1.8 million, and $2.0 million during the years ended September 30, 2000, 2001, and 2002, respectively.

(5) Property, Plant, and Equipment

     Property, plant, and equipment at September 30 consisted of the following

	2002	2001

	(In thousands)
Buildings and building improvements	$15,780	$15,925
Leasehold improvements	469	922
Equipment and software	25,201	28,647

Total cost	41,450	45,494
Less accumulated depreciation and amortization	35,615	37,106

Net property, plant, and equipment	$5,835	$8,388

     Depreciation and leasehold improvement amortization expense for property, plant and equipment was $2.3 million, $1.7 million, and $1.5 million in the fiscal years ended September 30, 2000, 2001, and 2002, respectively.

     In May 2000, the Business sold land in Annapolis, Maryland for $2.3 million, and recognized a gain of $1.3 million during fiscal year 2000.

     In December 2000, the Business sold its Chicago research tower, engineering buildings, and related assets for $12.5 million to the Illinois Institute of Technology. The Business leased back six of the 19 floors in the tower under a 10-year operating lease agreement. The Business applied sale/leaseback accounting and deferred recognition of the $4.9 million gain arising from this transaction. The Business recognized $0.4 million and $0.5 million of the gain in fiscal years 2001 and 2002, respectively, and the deferred balance at September 30, 2002 was $4.0 million. The deferred gain is being recognized over the remaining life of the lease. See Note 9 for further discussion regarding lease commitments.

SELECTED OPERATIONS OF IIT RESEARCH INSTITUTE

Notes to Consolidated Financial Statements — (Continued)

In fiscal year 2002, the Business completed the implementation of PeopleSoft’s human resource software. The Business capitalized $1.9 million of costs associated with the implementation including software license and consultant expenses. The Business accounted for the costs of the implementation in accordance with AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

(6) Debt

     The Business maintains a revolving bank credit agreement with First Union Bank that is secured by qualifying billed and unbilled accounts receivable and allows borrowings of up to $25.0 million. The maximum amount available is calculated monthly using a borrowing base formula based on percentages of eligible billed and unbilled accounts receivable. Advances under the agreement bear interest, at the Business’ election, at either the prime rate (4.75% at September 30, 2002) or the London Interbank Offering Rate (LIBOR) plus a fee. Historically, the Business has elected the prime rate. The agreement extends through December 22, 2002. The Business also had $0.5 million in standby letters of credit outstanding at September 30, 2002 with First Union Bank.

     Long-term debt at September 30 consisted of the following:

	2002	2001

	(In thousands)
Note payable to First Union Bank, due in December 2002	$10,820	$3,330
Other notes payable, primarily to previous owners of EMC and AB Tech	1,207	1,654

Total long-term debt	12,027	4,984
Less current portion	141	3,330

Long-term debt, excluding current portion	$11,886	$1,654

     The Business is subject to certain debt covenants relating to the revolving bank credit agreement with First Union Bank. As of September 30, 2002, all debt covenants had been met.

     IITRI incurred interest expense of $1.8 million, $1.6 million, and $0.9 million and the Business was allocated interest expense of $1.4 million, $0.9 million, and $0.6 million for the years ended September 30, 2000, 2001, and 2002, respectively.

(7) Income Taxes

     For fiscal year 2000, the Business recorded an income tax provision of $0.2 million for unrelated business income arising from the AB Technologies acquisition.

     For the years ended September 30, 2000, 2001 and 2002, HFA had operating income of $0.5 million, $1.0 million and $1.6 million, respectively. The Business recorded an income tax provision of $0.4 million, $0.3 million, and $0.6 million for the years ended September 30, 2000, 2001 and 2002, respectively, related to HFA. Deferred taxes were not significant at September 30, 2001 and 2002.

(8) Pensions and Postretirement and Other Benefits

     The Business sponsors two defined contribution retirement plans that cover substantially all full-time employees. The plans are funded by contributions from the Business and its employees. The employer’s contributions under the plans were $1.5 million, $3.5 million, and $4.2 million for the years ended September 30, 2000, 2001 and 2002, respectively.

SELECTED OPERATIONS OF IIT RESEARCH INSTITUTE

Notes to Consolidated Financial Statements - (Continued)

     The Business also sponsors a medical benefits plan providing certain medical, dental, and vision coverage to eligible employees and former employees. The Business has a self-insured funding policy with a stop-loss limit under an insurance agreement. Certain funds are set aside in a trust fund from which the medical benefit claims are paid. At September 30, 2001 and 2002, the trust fund balance was $0.9 million and $0.04 million, respectively.

     The Business also provides postretirement medical benefits for employees who meet certain age and service requirements. Retiring employees may become eligible for those benefits at age 55 if they have 20 years of service, or at age 60 with 10 years of service. The plan provides benefits until age 65 and requires employees to pay one-quarter of their health care premiums. A small, closed group of employees is eligible for coverage after age 65. These retirees contribute a fixed portion of the health care premium.

     Following is a reconciliation of the plan’s funded status with the accrued benefit cost shown on the consolidated balance sheets at September 30:

	2002	2001

	(In thousands)
Accumulated postretirement benefit obligation:
Retirees	$287	$358
Fully eligible active plan participants	739	508
Other active plan participants	1,296	1,144

	$2,322	$2,010

Reconciliation of beginning and ending benefit obligation:
Benefit obligation at October 1	$2,010	$1,780
Service cost	112	61
Interest cost	253	152
Actuarial loss	158	135
Benefits paid	(211)	(118)

Benefit obligation at September 30	$2,322	$2,010

Change in fair value of plan assets:
Fair value of plan assets at October 1	—	—
Funded status of the plan:
obligation at September 30	(2,322)	(2,010)
Unrecognized net transition obligation	953	900.00
Unrecognized prior service cost	(156)	(153.00)
Unrecognized net loss (gain)	5	(82)

Accrued postretirement benefits recognized in the consolidated balance sheets	$(1,520)	$(1,345)

SELECTED OPERATIONS OF IIT RESEARCH INSTITUTE

Notes to Consolidated Financial Statements — (Continued)

     The components of net periodic postretirement benefit cost for the years ended September 30 are as follows:

	2002	2001	2000

Service cost	$112	$61	$112
Interest cost	253	152	253
Amortization of unrecognized net transition obligation	94	94	94
Amortization of unrecognized prior-service cost	(19)	(19)	(19)

Net periodic postretirement benefit cost	$440	$288	$440

     The health care cost trend rates used to determine the accumulated postretirement benefit obligation are 11.5% in fiscal year 2002, decreasing each year to an ultimate of 5.5% per year in fiscal 2014. Based on the number of employees currently participating in these plans, it is estimated that a 1% increase each year in the health care cost trend rates would result in increases of $0.014 million in the service and interest cost components of the net periodic postretirement benefit cost and $0.24 million in the accumulated postretirement benefit obligation. Similarly, a 1% decrease each year in the health care cost trend rates would result in decreases of $0.013 million in the service and interest cost components of the net periodic postretirement benefit cost and $0.2 million in the accumulated postretirement benefit obligation. The discount rate used to measure the accumulated postretirement benefit obligation at September 30, 2001 and 2002 was 7.5% and 7.0%, respectively.

     The Business provides other deferred compensation and participation in a flexible option plan for certain key executives. Aggregate amounts granted under the flexible option plan were $0.3 million and $2.0 million as of September 30, 2001 and 2002, respectively. These amounts vest over a five-year period from the original date of grant and vesting accelerates upon a change in control. No amounts have vested as of September 30, 2002. Funds granted under the plan are invested in a limited variety of mutual funds selected by the grantee. These assets are owned by the Business and subject to the claims of general creditors of the Business. The deferred compensation liability to the participants is recorded over the service period as compensation expense.

9) Leases

     Future minimum lease payments under non-cancelable operating leases for buildings, equipment, and automobiles at September 30, 2002, are as follows:

(In thousands)
Fiscal years ending:
2003	$8,544
2004	7,913
2005	7,511
2006	5,637
2007	5,664
Thereafter	11,040

$46,309

     Rent expense under operating leases was $2.5 million, $6.3 million, and $8.3 million for the years ended September 30, 2000, 2001, and 2002, respectively.

SELECTED OPERATIONS OF IIT RESEARCH INSTITUTE

Notes to Consolidated Financial Statements - (Continued)

     The Business periodically enters into other lease obligations which are directly chargeable to current contracts. These obligations are covered by current available contract funds or are cancelable upon termination of the related contracts.

(10) Transactions between the Business and the Illinois Institute of Technology

     Except as noted in the following paragraph, the Business recognizes as operating expense amounts assessed by the Illinois Institute of Technology primarily for lease payments and utility costs related to shared facilities, including steam and electricity charges, and for shared grounds maintenance and security costs. For the fiscal years ended September 30, 2000, 2001, and 2002, such amounts totaled $1.8 million, $3.2 million, and $3.6 million, respectively.

     Distributions from the Business to the Illinois Institute of Technology are determined by and made on a voluntary basis and at the direction of IITRI’s Board of Governors. For fiscal years 2000, 2001, 2002, distributions amounted to $1.3 million, $1.6 million, and $0.9 million, respectively.

     The accompanying consolidated statements of changes in owner’s net investment include adjustments that represent changes in net assets of Life Sciences Operation which included the period’s net loss and capital funding requirements. Such amounts will not be reimbursed to or refunded by the Business subsequent to the acquisition by Alion described in Note 13.

     See Note 5 for a discussion of the Business’ sale of assets to the Illinois Institute of Technology.

(11) Commitments and Contingencies

Legal Proceedings

     The Business is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect upon the financial position, results of operations, or liquidity of the Business.

AB Technologies Lawsuit

     On September 12, 2002, the former owners of AB Technologies (Former Owners) filed a lawsuit (AB Tech Lawsuit) against IITRI in Circuit Court for Fairfax County, Virginia. The complaint alleges breach of the AB Technologies asset purchase agreement (Asset Purchase Agreement), and claims damages of $8.2 million. The Former Owners asked the court to order an accounting of their earnout. IITRI has filed a Notice of Removal, asking the United States District Court for the Eastern District of Virginia to remove the AB Tech Lawsuit from the state court and assume jurisdiction over it in federal court.

     On September 16, 2002, IITRI filed a lawsuit against the Former Owners which asks the court to compel the Former Owners to submit disputed issues to an independent accounting firm in accordance with the requirements of the Asset Purchase Agreement, make a declaratory judgment concluding that IITRI is entitled to an approximately $1.1 million downward adjustment of the purchase price paid under the Asset Purchase Agreement, and conclude that IITRI properly computed the earnout in accordance with the earnout formula in the Asset Purchase Agreement.

     Upon the closing of the proposed acquisition of the Business by Alion, Alion assumed responsibility for and acquired all claims under these lawsuits.

     IITRI has accrued its estimate of the earnout liability based on the earnout formula in the Asset Purchase Agreement.

SELECTED OPERATIONS OF IIT RESEARCH INSTITUTE

Notes to Consolidated Financial Statements — (Continued)

Government Audits

     The amount of U.S. Government contract revenue and expense reflected in the consolidated financial statements attributable to cost reimbursement contracts is subject to audit and possible adjustment by the Defense Contract Audit Agency (DCAA). The government considers the Business a major contractor and DCAA maintains an office on site to perform its various audits throughout the year. DCAA has concluded its audits of the Business’ indirect expense rates and cost accounting practices through fiscal year 2000. There were no significant cost disallowances for the fiscal years ended September 30, 1999 and 2000.

     IITRI, as a not-for-profit organization receiving federal funds, is required to have an annual compliance audit in accordance with the provisions of OMB Circular A-133, Audits of States, Local Governments, and Non-profit Organizations. Accordingly, for purposes of these financial statements, the Business is subject to similar audit requirements. Although DCAA has completed its incurred cost audit for the Business’ year ended September 30, 2000, the Business’ A-133 audit for the year ended September 30, 2001, has not been completed. It is the opinion of management that unallowable costs, if any, associated with this audit will be insignificant.

(12) Interim Period Information (Unaudited)

     See Note 1 for a description of the Business’ interim periods.

	2002				2001

	1st	2nd	3rd	4th	1st	2nd	3rd	4th

Revenue	$43,701	$44,853	$64,485	$48,699	$40,700	$44,465	$59,611	$48,376
Net income (loss)	$1,390	$1,037	$745	$745	$1,772	$2,090	$2,236	$3,399

(13) Sale of Business (Unaudited)

     On December 20, 2002, Alion purchased the Business from IITRI for total aggregate proceeds of $127,879 consisting of:

•	$58,571 cash, consisting of $56,721 paid to IITRI and $1,517 paid for certain transaction expenses on behalf of IITRI, and $333 paid for other transaction expenses.

•	$39,900 in seller notes to IITRI with detachable warrants representing approximately 26% of the outstanding common of stock of Alion (on a fully diluted basis) attached. The seller notes bear a weighted average interest rate of 6.7% per annum,

•	$20,343 in mezzanine notes to the IITRI with detachable warrants representing 12% of the outstanding common stock of Alion (on a fully diluted basis) attached. The mezzanine notes bear interest at 12% per annum,

•	transaction costs of $2,300, less the $1,517 noted above;

•	assumption of debt from Wachovia (formerly First Union) of $6,188; and

•	amounts due to IITRI of $2,094.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no changes in or disagreements with our accountants.

Item 9a. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 15d—15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that the Company is required to file or submit under the Exchange Act.

Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 15d—15(f) under the Exchange Act) during the last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information Regarding the Directors of the Registrant

     The names, ages and positions of our directors, as of September 30, 2003, are set forth below (except for Mr. Aldridge who became a director in November 2003).

			Term	Director
Name	Age	Position	Expires	Since

Bahman Atefi	50	President, Chief	2005	2001
		Executive Officer
		and Chairman
Leslie Armitage	35	Director	2004	2002
Lewis Collens	65	Director	2004	2002
Admiral (Ret.) Harold W. Gehman, Jr.	60	Director	2004	2002
Donald E. Goss	72	Director	2006	2002
Robert L. Growney	60	Director	2006	2002
General (Ret.) George A. Joulwan	63	Director	2005	2002
General (Ret.) Michael E. Ryan	61	Director	2005	2002
Edward C. “Pete” Aldridge	65	Director	2006	2003

     Our directors are divided into three classes. The first class of directors consists of three directors — Donald E. Goss, Edward C. Aldridge, and Robert L. Growney. Their term expires on the date of the annual meeting of Alion’s shareholder(s) in 2006. The second class of directors consists of three directors — Leslie Armitage, Lewis Collens and Admiral Harold W. Gehman, Jr. Their term expires on the date of the annual meeting of Alion’s shareholder(s) in 2004. The third class of directors consists of three directors — Bahman Atefi, General George A. Joulwan and General Michael E. Ryan. The term of the third class of directors expires on the date of the annual meeting of Alion’s shareholder(s) in 2005. Under the terms of the mezzanine and subordinated notes and warrants, subject to certain requirements, IITRI may nominate three directors for election to Alion’s board. Messrs. Collens, Goss, and Growney are IITRI’s board appointees.

     The following sets forth the business experience, principal occupations and employment of each of the directors.

     Bahman Atefi was appointed chief executive officer of Alion in December 2001. He is also chairman of Alion’s board of directors. Dr. Atefi also serves as chairman of the ESOP committee. Dr. Atefi served as president of IITRI from August 1997, and as its chief executive officer from October 2000 until December 20, 2002, the closing date of the Transaction. Dr. Atefi has also been chairman of the board of directors of Human Factors Applications, Inc. since February 1999. From June 1994 to August 1997, Dr. Atefi served as manager of the energy and environmental group at Science Applications International Corporation. In this capacity, he was responsible for operation of a 600-person business unit, with annual revenues in 1997 of approximately $80 million, which provided scientific and engineering support to the U.S. Department of Energy, Nuclear Regulatory Commission, Environmental Protection Agency, U.S. Department of Defense, as well as commercial and international customers. Dr. Atefi is a member of the board of trustees of the Illinois Institute of Technology. Dr. Atefi received a BS in Electrical Engineering from Cornell University, a master’s degree in nuclear engineering and a doctor of science in nuclear engineering from the Massachusetts Institute of Technology.

     Leslie Armitage has served as a director of Alion since May 2002. Since January 1999, Ms. Armitage has served as a Partner of The Carlyle Group. In June 1997, Ms. Armitage became a founding member of Carlyle Europe. Ms. Armitage currently serves on the board of directors of Vought Aircraft Industries, Inc., Honsel International Technologies, and United Component, Inc.

     Lewis Collens has served as a director of Alion since May 2002. Since 1990, Mr. Collens has served as president of the Illinois Institute of Technology. Mr. Collens has also served as chief executive officer of IITRI from 1990 to October 2000. Mr. Collens also serves as chairman of the board for IITRI and as a director for Dean Foods Company, Taylor Capital, Amsted Industries and Colson Group. Mr. Collens is one of the three members of the board of directors designated by the holders of the mezzanine notes, the subordinated note and the warrants.

     Admiral (Ret.) Harold W. Gehman, Jr. has served as a director of Alion since September 2002. Admiral Gehman retired from over 35 years of active duty in the U.S. Navy in October 2000. While in the U.S. Navy, Admiral Gehman served as NATO’s Supreme Allied Commander, Atlantic and as the Commander in Chief of the U.S. Joint Forces Command from September 1997 to September 2000. Since his retirement in November 2000, Admiral Gehman has served as an independent consultant to the U.S. Government from October 2000 to present and Science Applications International Corporation from January 2002 to present. Admiral Gehman currently serves on the board of directors of Maersk Lines, Ltd., Transystems Corp., and Burdeshaw Associates. Ltd. He also currently serves as a member of the board of advisors for Anser Institute for Homeland Security, Old Dominion University Research Foundation, and Old Dominion University College of Engineering. In addition, Admiral Gehman is a senior fellow at the National Defense University and is chairman of the Government of Virginia’s Advisory Commission for Veterans Affairs. Most recently, Admiral Gehman agreed to chair the Space Shuttle Mishap Interagency Investigation Board, which will provide an independent review of the events and activities that led up to the loss of seven astronauts on February 1, 2003 on board the Space Shuttle Columbia.

     Donald E. Goss has served as a director of Alion since May 2002. Mr. Goss has served as trustee and chairman of the audit committee for the Illinois Institute of Technology since 1982, as well as the chairman of the audit committee and a member of the board of governors for IITRI since 1985. Mr. Goss has also served on the Finance Council and as chair of the audit committee for the Catholic Archdiocese of Chicago, Illinois since 1985. Mr. Goss has also served as a member of the board of governors for the Chicago Zoological Society at Brookfield Zoo since 1998. Mr. Goss retired from Ernst & Young as partner, after 37 years of service, in March 1990, and he has remained retired since that date. Mr. Goss is one of the three members of the board of directors designated by the holders of the mezzanine notes, the subordinated note and the warrants.

     Robert L. Growney has served as a director of Alion since May 2002. Up until his retirement from Motorola in April 2002, Mr. Growney had served as a member of the board of directors for Motorola since January 1997 and as vice chairman of Motorola’s board of directors since January 2002. From January 1997 to January 2002, Mr. Growney served as president and chief operating officer for Motorola. Mr. Growney currently serves as a trustee for the Illinois Institute of Technology as well as serves as a member of its executive committee. Since May 2002, Mr. Growney has been a venture partner with Edgewater Funds. Mr. Growney is one of the three members of the board of directors designated by the holders of the mezzanine notes, the subordinated note and the warrants.

     General (Ret.) George A. Joulwan has served as a director of Alion since May 2002. General Joulwan retired from 36 years of service in the military in September 1997. While in the military, General Joulwan served as commander in chief for the U.S. Army, for U.S. Southern Command in Panama from 1990-1993 and served as commander in chief of the U.S. European Command and NATO Supreme Allied Command from 1993-1997. From 1998 to 2000, General Joulwan served as an Olin Professor at the U.S. Military Academy at West Point. General Joulwan has also served as an adjunct professor at the National Defense University from 2001 to 2002. Since 1998, General Joulwan has served as president of One Team, Inc., a strategic consulting company. General Joulwan also currently serves as a director for General Dynamics Corporation.

     General (Ret.) Michael E. Ryan has served as a director of Alion since May 2002. General Ryan retired from the military in 2001 after 36 years of service. General Ryan served his last four years as the 16th Chief of Staff of the Air Force, responsible for organizing, training and equipping over 700,000 active duty, reserve and civilian members. He is on the board of directors of the Air Force Association.

     Edward C.“Pete” Aldridge has served as a director of Alion since November 2003. Mr. Aldridge retired from government service in May 2003 as the Under Secretary of Defense for Acquisition, Technology, and Logistics. In this position, Mr. Aldridge was responsible for all matters relating to U.S. Department of Defense (DoD) acquisition, research and development, advanced technology, international programs, and the industrial base.

     Prior to this appointment, Mr. Aldridge served as president and CEO of the Aerospace Corporation, president of McDonnell Douglas Electronic Systems, Secretary of the Air Force, and numerous other positions within the U.S. Department of Defense.

Compensation of Directors

     Our non-employee directors receive an annual retainer of $25,000, payable in quarterly installments, for their services as members of the board of directors. These services include preparation for and attendance in person at four board meetings per year and all committee meetings that take place on the same day as a full board meeting. In addition, each director receives a fee of $1,000 for in-person attendance at each additional board meeting, and $250 for telephone attendance at each additional board meeting. Each chairman of a board committee receives $2,500 per year for each year he or she serves in such capacity. All board committee members receive $1,000 per committee meeting if the committee meeting occurs on a day other than the day of a full Alion board meeting. Alion reimburses directors for reasonable travel expenses in connection with attendance at board of directors and board committee meetings.

     Each director is eligible for a one-time award under our stock appreciation rights, or SAR, plan at the beginning of each board term that he or she serves. For more information about our SAR plan, please read “Executive Compensation — Stock Appreciation Rights Plan.” A director’s SAR awards will vest on a schedule coincident with his or her term on our board. With the exception of Dr. Atefi, each of our initial directors, irrespective of their terms, was awarded 4,200 SARs in December 2002. Each future class of directors will be elected for a three-year term and will receive 4,200 SAR awards upon the commencement of each three-year term. Our directors also have the option to participate in a deferred compensation plan for tax deferral of their annual compensation and/or payments to be made upon exercise of their SAR awards.

     Our employee directors will not receive any additional compensation for their services as members of the board.

Establishment of Committees

     The Board of Directors has established three committees. The following is a list of the current members of each committee:

Committee	Chairperson	Members

Audit Committee	Donald Goss	Leslie Armitage, Robert Growney

Compensation Committee	Lewis Collens	Pete Aldridge, Leslie Armitage, Harold Gehman

Nominating and Governance Committee	Bahman Atefi	George Joulwan, Michael Ryan, Harold Gehman

     The Board of Directors is in the process of determining which members of the Audit Committee are Audit Committee financial experts as such term is defined in the rules and regulations under the Securities Exchange Act of 1934, as amended.

Compensation Committee Interlocks and Insider Participation

     In October 2003, the Board of Directors established a Compensation Committee. As indicated above, the members of the Committee are Lewis Collens (Chairman), Leslie Armitage, Harold Gehman, and Pete Aldridge. Dr Atefi is a member of the board of trustees of the Illinois Institute of Technology. Mr Collens is the President.

Information Regarding the Executive Officers of the Registrant

     The names, ages and positions of our executive officers as of September 30, 2003, and the dates from which these positions have been held are set forth below.

Name	Age	Office	Position Since

Bahman Atefi	50	Chief Executive Officer (1)	December 2001

Randy Crawford	53	Sector Senior Vice President and Sector Manager - Spectrum Engineering (1)	May 2002

Barry Watson	49	Sector Senior Vice President and Sector Manager - Systems Technology (1)	May 2002

John (Jack) Hughes	52	Senior Vice President, Chief Financial Officer and Treasurer	October 2002

Stacy Mendler	40	Senior Vice President and Chief Administrative Officer	May 2002

Jon Emery	51	Senior Vice President, General Counsel and Corporate Secretary	January 2003

(1) Member of the ESOP committee

     The following sets forth the business experience, principal occupations and employment of each of the current executive officers who do not serve on the board. Please read “Information Regarding the Directors of the Registrant” above for the information with respect to Dr. Atefi:

     Randy Crawford has served as sector senior vice president and sector manager for Alion’s spectrum engineering sector since May 2002. He is also a member of Alion’s ESOP committee. Mr. Crawford has been a member of the board of directors of Human Factors Applications, Inc. since September 2000. Mr. Crawford served IITRI as spectrum engineering sector senior vice president and manager from October 2000 through December 20, 2002, the date of completion of the Transaction. From January 1997 to October 2000, Mr. Crawford served as group manager of IITRI’s spectrum engineering group. Mr. Crawford received a BSEE from Virginia Tech and an MSE from The George Washington University.

     Barry Watson has served as sector senior vice president and sector manager for Alion’s systems technology sector since May 2002. Mr. Watson is also a member of Alion’s ESOP committee. Mr. Watson served IITRI as systems technology sector senior vice president and manager from May 1999 until December 20, 2002, the closing date of the Transaction. From May 1997 to April 1999, Mr. Watson was senior vice president and group manager of IITRI’s advanced technology group. Mr. Watson received a BA in Mathematics from Western Maryland College and a MS in Numerical Science from Johns Hopkins University.

     John Hughes has served as senior vice president, chief financial officer and treasurer of Alion since October 2002. From July 1998 to September 2002, Mr. Hughes served as co-founder and principal of Phoenix Financial & Advisory Services LLC, responsible for providing strategic planning, operations, financing, merger/acquisition, marketing/communications and business development support to small and mid-sized companies in the technology, media and entertainment industries. Mr. Hughes has also served as principal consultant of HKSBS, LLC from July 2002 to September 2002 and currently serves on the HKSBS advisory board; in his position as a principal consultant, Mr. Hughes functioned as the team leader for the financial advisory services division. From November 1992 to May 1998, Mr. Hughes served as senior vice president and chief financial officer of BTG Inc., responsible for business and operations management, strategic planning, mergers and acquisitions, and arranging financing for a $600 million business with 1650 employees. Mr. Hughes received a BS in Economics and Business from Frostburg State University and has performed graduate coursework in contract formation, government procurement and financial management.

     Stacy Mendler has served as senior vice president and chief administrative officer of Alion since May 2002. She is also a member of Alion’s ESOP committee. Ms. Mendler served IITRI as senior vice president and director of administration from October 1997 until December 20, 2002, the closing date of the Transaction. As of May 2002, Ms. Mendler was IITRI’s chief administrative officer, as well as senior vice president. She also served as IITRI’s assistant corporate secretary from November 1998 through completion of the Transaction and has been a member of the board of directors of Human Factors Applications, Inc. since February 1999. From February 1995 to October 1997, Ms. Mendler was vice president and group contracts manager for the energy and environment group at Science Applications International Corporation where she managed strategy, proposals, contracts, procurements, subcontracts and accounts receivable. Ms. Mendler received a BBA in Marketing from James Madison University and a MS in Contracts and Acquisition Management from Florida Institute of Technology.

     Jon Emery has served as senior vice president, general counsel and corporate secretary of Alion since January 2003. From December 1997 to July 2000, Mr. Emery served as senior vice president, general counsel and secretary for Network Solutions, Inc., a publicly traded technology company, which was acquired by VeriSign in 2000, and was responsible for managing a team of 30 individuals, overseeing an $8 million budget, and supervising 40 outside law firms. From December 1986 to September 1997, Mr. Emery served as chief corporate lawyer for Tambrands Inc., a Fortune 500 consumer products company, and most recently as vice president, senior counsel and assistant secretary. Prior to that, from September 1977 to September 1986, he worked for Sidley Austin Brown & Wood, LLP (formerly Brown & Wood). Mr. Emery received a B.A. in Economics from Trinity College in Connecticut and graduated Cum Laude with a J.D. from Boston University School of Law. He is a member of the New York Bar and the American Bar Association Section of Business Law. In September 2003, Mr. Emery tendered his resignation as senior vice president, general counsel and corporate secretary of Alion to become effective on January 30, 2004.

Code of Ethics

     The Company adopted a Code of Ethics, Conduct, and Responsibility (the “Code”) on December 21, 2001 that applies to all employees, executive officers and directors of the Company. A copy of the Code is posted on the Company’s website. The Code also serves as a code of ethics for the Company’s chief executive officer, chief financial officer, director of finance, controller, or any person performing similar functions. Alion provides access to a telephone hotline so that employees can report suspected instances of improper business practices such as fraud, waste, and violations of the Alion Code of Ethics, Conduct and Responsibility.

     The Company is presently examining this Code to determine whether it fully meets the definitional requirements of a code of ethics as set forth in the rules and regulations of the Securities and Exchange Commission. If the Company determines that its current Code does not meet such requirements, the Company expects to adopt a code of ethics applicable to Alion’s CEO and CFO meeting such definitional requirements set forth in the rules and regulations of the Securities and Exchange Commission.

Item 11. EXECUTIVE COMPENSATION

     The following table sets forth all compensation with respect to our chief executive officer and our other most highly paid executive officers (the “Named Executive Officers”), whose total salary and bonus exceeded $100,000 for the fiscal years ended September 30, 2003, 2002, and 2001, and also for Jack Hughes and Jon Emery whom we hired in September 2002 and January 2003, respectively. The Selected Operations of IITRI acquired paid all compensation for the Named Executive Officers earned or paid prior to December 20, 2002.

Summary Compensation Table

						Long-Term
	Annual Compensation					Compensation

Name and					Other Annual	LTIP		All Other
Principal Position	Year	Salary	Bonus		Compensation (1)	Payouts(2)		Compensation

Bahman Atefi	2003	387,115	365,000	(4)	—		(3)	873,078	(5),(21)
Chief Executive Officer	2002	370,195	350,000		—		(3)	21,868	(5)
	2001	350,012	300,000		—			18,905	(5)
Barry Watson	2003	255,860	110,000	(4)	—		(6)	310,276	(7),(21)
Systems Technology Sector	2002	228,196	100,000		—		(6)	17,278	(7)
Senior VP and Sector Manger	2001	218,344	70,000		—			37,021	(7)
Randy Crawford	2003	245,475	90,000	(4)	—		(8)	285,441	(9),(21)
Spectrum Engineering Sector	2002	218,144	80,000		—		(8)	23,697	(9)
Senior VP and Sector Manger	2001	204,248	70,000		—			22,295	(9)
Stacy Mendler	2003	196,238	90,000	(4)	—		(10)	233,331	(12),(21)
Senior VP and Chief	2002	176,244	80,000		—	20,000	(11),(10)	12,224	(12)
Administrative Officer	2001	158,341	65,000		—	70,000	(13)	14,575	(12)
Jon Emery (14)	2003	149,714	—	(4)	—		(15)
Senior VP, General Counsel and	2002	N/A	N/A		N/A	N/A		N/A
Corporate Secretary	2001	N/A	N/A		N/A	N/A		N/A
Jack Hughes (16), (18)	2003	220,677	65,000	(4)	—		(17)	11,675	(20)
Senior VP, Chief Financial	2002	4,335	35,000	(19)	—		(17)	N/A
Officer and Treasurer	2001	N/A	N/A		N/A	N/A		N/A

(1)	Unless otherwise indicated, no executive officer named in this summary compensation table received personal benefits or perquisites with an aggregate value equal to or exceeding the lesser of $50,000 or 10 % of his or her aggregate salary and bonus.

(2)	See the “Long Term Incentive Plan – Awards in Last Fiscal Year” table, set forth below, for details related to phantom stock grants. See the “SAR Grants in Last Fiscal Year” and “Aggregate SAR Exercises in Last Fiscal Year and Fiscal Year End SAR Values” tables, set forth below, for details related to SAR grants.

(3)	In February 2003, Dr. Atefi was awarded 65,500 shares of phantom stock. In November 2003, Dr. Atefi was awarded 18,695 shares of phantom stock as described more fully below.

(4)	Bonus amounts for fiscal year 2003 were paid in December 2003.

(5)	2003 includes company matching contribution of $11,000 under Alion’s KSOP. Includes $857,000 vested under a deferred compensation with the Company. See below, “Deferred Compensation Arrangement for Babman Atefi”. Includes $648 in term life insurance premiums paid by Alion. Includes $4,430 in club membership dues.

2002 includes company matching contributions of $6,000 and $9,453 under IITRI’s 403(b) and 401(a) plans, respectively. Includes $700 in term life insurance premiums paid by IITRI. Includes $5,215 in club membership dues. Includes $500 for preparation of employee’s taxes.

2001 includes company matching contributions of $6,434 and $7,788 under IITRI’s 403(b) and 401(a) plans, respectively. Includes $702 in term life insurance premiums paid by IITRI. Includes $3,981 in club membership dues.

(6)	In February 2003, Mr. Watson was awarded 34,000 shares of phantom stock. In November 2003, Mr. Watson was awarded 6,798 shares of phantom stock as described more fully below.

(7)	2003 includes company matching contributions of $955 and $1,910 under IITRI’s 403(b) and 401(a), plans respectively. These contributions cover the period October 1, 2002 to December 20, 2002, prior to the Transaction. Includes company matching contribution of $11,878 under Alion’s KSOP. Includes $295,000 vested under a Retention Incentive Agreement. Includes $533 in term life insurance premiums paid by Alion.

2002 includes company matching contributions of $6,580 and $8,093 under IITRI’s 403(b) and 401(a) plans, respectively. Includes $482 in term life insurance premiums paid by IITRI. Includes $2,123 in club membership dues.

2001 includes $22,644 in cash payout for unused vacation time. Includes company matching contributions of $4,825 and $8,438 under IITRI’s 403(b) and 401(a) plans, respectively. Includes $439 in term life insurance premiums paid by IITRI. Includes $675 in club membership dues.

(8)	In February 2003, Mr. Crawford was awarded 33,000 shares of phantom stock. In November 2003, Mr. Crawford was awarded 6,798 shares of phantom stock as described more fully below.

(9)	2003 includes company matching contributions of $1,175 and $2,350 under IITRI’s 403(b) and 401(a), plans respectively. These contributions cover the period October 1, 2002 to December 20, 2002, prior to the Transaction. Includes company matching contribution of $11,404 under Alion’s KSOP. Includes $270,000 vested under a Retention Incentive Agreement. Includes $512 in term life insurance premiums paid by Alion.

2002 includes $8,465 in cash payout for unused vacation time. Includes company matching contributions of $6,675 and $8,095 under IITRI’s 403(b) and 401(a) plans, respectively. Includes $462 in term life insurance premiums paid by IITRI.

2001 includes $8,178 in cash payout for unused vacation time. Includes company matching contributions of $4,604 and $9,102 under IITRI’s 403(b) and 401(a) plans, respectively. Includes $411 in term life insurance premiums paid by IITRI.

(10)	In February 2003, Ms. Mendler was awarded 28,500 shares of phantom stock. In November 2003, Ms. Mendler was awarded 6,798 shares of phantom stock as described more fully below.

(11)	Reflects payment received pursuant to an executive deferred compensation plan, dated September 16, 1997, by and between IITRI and Ms. Mendler.

(12)	2003 includes company matching contribution of $3,001 under IITRI’s 401(a). These contributions cover the period October 1, 2002 to December 20, 2002, prior to the Transaction. Includes company matching contribution of $9,504 under Alion’s KSOP. Includes $215,000 vested under a Retention Incentive Agreement. Includes $425 in term life insurance premiums paid by Alion. Includes $400 in club membership dues.

2002 includes company matching contributions of $3,325 and $8,028 under IITRI’s 403(b) and 401(a) plans, respectively. Includes $371 in term life insurance premiums paid by IITRI. Includes $500 for preparation of employee’s taxes.

2001 includes $3,694 in cash payout for unused vacation time. Includes company matching contributions of $3,173 and $7,088 under IITRI’s 403(b) and 401(a) plans, respectively. Includes $319 in term life insurance premiums paid by IITRI. Includes $300 in club membership dues.

(13)	Reflects payment received pursuant to an executive deferred compensation plan, dated September 16, 1997, by and between IITRI and Ms. Mendler.

(14)	Jon Emery was hired by Alion in January 2003, at an initial base salary of $225,000. In September 2003, Mr. Emery tendered his resignation to become effective January 30, 2004.

(15)	Mr. Emery received an award of 1,000 SARS in February 2003 as described more fully below.

(16)	Jack Hughes was appointed senior vice president, chief financial officer and treasurer of Alion as of October 1, 2002.

(17)	In February 2003, Mr. Hughes was awarded 10,000 shares of phantom stock. In November 2003, Mr. Hughes was awarded 6,798 shares of phantom stock.

(18)	Jack Hughes entered into an employment agreement with IITRI in September 2002, pursuant to which he received an initial base annual salary of $225,000.

(19)	Represents a signing bonus paid to Mr. Hughes upon his execution of his employment agreement with IITRI.

(20)	2003 includes company matching contribution of $10,687 under Alion’s KSOP. Includes $488 in term life insurance premiums paid by Alion. Includes $500 in club membership dues.

(21)	Retention Incentive Agreements. In September 2001, IITRI entered into and funded retention incentive agreements with Bahman Atefi, Stacy Mendler, Randy Crawford and Barry Watson for $550,000, $295,000, $270,000 and $215,000, respectively via a non-qualified deferred compensation agreement. Alien’s acquistion if IITRI’S assets constituted a change in control of IITRI and these retention incentive awards vested fully upon closing of the Transaction.

Stock Appreciation Rights Plan

     Our board of directors adopted an Alion Science and Technology Corporation 2002 Stock Appreciation Rights Plan in November 2002, which we refer to as the SAR plan. The purpose of the plan is to attract, retain, reward and motivate employees that are responsible for our continued growth and development and future financial success.

     The SAR plan has a term of 10 years, and provides that stock appreciation rights, which we refer to as “SAR” awards, may be granted to directors, officers and employees and/or consultants of Alion. The SAR awards granted under this plan shall not exceed 10% of the shares of Alion common stock outstanding from time to time on a fully diluted basis (assuming the exercise of all outstanding options, warrants and rights (including, without limitation, SARs), and assuming the conversion into stock of any outstanding securities convertible into stock). The chief executive officer, with the approval of the board of directors or its compensation committee, has the authority to grant SAR awards under this plan as he deems appropriate.

     Awards, when granted, will provide the grantee with the right to receive payment upon exercise for the difference between the appraised value of a share of Alion common stock as of the grant date and the appraised value of a share of Alion common stock as of the exercise date. In effect, each award represents the right to receive a payment based on the appreciation of a share of Alion common stock over a fixed period of time. The SAR plan contains a provision that prevents the grant of SAR awards to any employee who, by virtue of a SAR award or otherwise, would be a “disqualified person.” For this purpose, a “disqualified person” is generally someone who holds an aggregate of 10% or more of Alion equity taking into account outstanding stock and the tested person’s “synthetic equity.” More specifically, each person’s percentage interest is a fraction,

•	the numerator of which is the sum of that person’s ESOP interest and synthetic equity, which is that person’s stock options or warrants or other rights to acquire Alion equity and any right of that person under an Alion compensation arrangement, the benefit of which is based on the value of Alion stock; and

•	the denominator of which is the sum of all issued and outstanding Alion stock and any synthetic equity of the tested person (but only the tested person).

     The plan further provides that any grant of SAR awards in violation of these provisions — whether or not erroneous — will be void.

     Awards may be exercised at any time after they are granted to the extent the grantee has at least a partial vested interest in such award. Each award, with the exception of those granted to a member of the board of directors, becomes vested at the rate of 20% per year, beginning on the date of the grant. Awards granted to Alion board members, other than Dr. Atefi, vest on a schedule coincident with their term as a board member. SAR awards granted to Dr. Atefi, who is a member of the board, but also president and chief executive officer of Alion, vest at a rate of 20% per year.

     In the event that a participant exercises a grant before the grant is 100% vested, the participant will retain the rights to both the vested unexercised awards and the unvested awards as long as the remaining unvested awards are still subject to a vesting schedule. All awards must be exercised within 60 days of 100% vesting. If a recipient’s vested awards are not exercised within this time-frame, the recipient will forfeit the right to the vested and unexercised award.

     If a grantee dies before an award becomes fully vested, one-third of the unvested portion of the award shall automatically become fully vested and shall be deemed to have been exercised immediately prior to the employee’s death. For grantees whose exercise is deemed prior to death, the price shall be at the appraised value per share established by the most recent valuation preceding the employee’s death, less the appraised value on the grant date.

     As of September 30, 2003, the Company has awarded an aggregate of [96,950] SARs. Payments due and owing under these SAR awards are intended to be made in one lump sum following the next semi-annual valuation of Alion stock after the date of exercise, but they may be delayed for a period not to exceed five years after the date of the exercise. If payment is delayed beyond 90 days after the semi-annual valuation following the date of exercise, interest will accrue from the date of such valuation. Interest will be calculated at the prime rate as announced in the Wall Street Journal on the date of exercise. In making the determination about payments owing under these SAR awards, the plan administrator will examine Alion’s available cash and anticipated cash needs. In general, we expect that Alion will consider the payment obligations resulting from SAR exercises at the same time as the ESOP repurchase obligations and will make payment determinations in a uniform and non-discriminatory manner.

     Our board of directors, who serves as the fiduciary for the SAR plan, may amend or terminate the SAR plan at any time.

     The following table sets forth information regarding grants of SARs, to the Named Executive Officers pursuant to the SAR Plan. No grants of options have been made to any Named Executive Officer. This table does not include warrants purchased from the Company described elsewhere in this Annual Report. The only Named Executive Officers who held warrants to purchase Alion common stock at September 30, 2003 were Dr. Atefi (22,062 shares) and Mr. Emery (19,327 shares). The Company repurchased all of Mr. Emery’s warrants on November 10, 2003.

SAR Grants in Last Fiscal Year (in dollars)*
Individual Grants

		Percent of
	No. of	SARs granted	Exercise or	Expiration	Grant date
Name	SARs granted	to employees in FY	base price	date	present value (1)

Bahman Atefi (2)
Barry Watson (2)
Randy Crawford (2)
Stacy Mendler (2)
Jon Emery	1,000	1%	$10.00/SAR	Feb-08	$5,640 - $20,600
Jack Hughes (2)

* Refers to the “Alion Science and Technology Corporation 2002 Stock Appreciation Rights (SAR) Plan” (see above, “Stock Appreciation Rights Plan” for more information regarding the SAR Plan).

(1)	The present value of the grant at the date of grant has been calculated using the Black-Scholes method. The Black-Scholes method takes into account assumptions about future interest rates, stock price volatility, and expected SAR life. There is no assurance that these assumptions will prove to be true in the future. The actual value, if any, that may be realized by each individual will depend upon the market price of Alion’s common stock on the date of exercise.

(2)	No SAR awards as of September 30, 2003

     The following table sets forth information regarding the exercise of SARs during Fiscal 2003 to the named executive Officers and held by them at September 30, 2003.

Aggregated SAR Exercises in Last Fiscal Year and Fiscal Year End / SAR Values (in dollars)*

			Number of securities	Value of unexercised
			underlying unexercised	in-the-money
	Shares		options/SARs at fiscal	options/SARs at fiscal
	acquired on		year end (number)	year end (dollars)
Name	exercise	Value realized	Exercisable/Unexercisable	Exercisable/Unexercisable

Bahman Atefi (2)
Barry Watson (2)
Randy Crawford (2)
Stacy Mendler (2)
Jon Emery	0	$0.00	0/1000	$0/$4,710
Jack Hughes (2)

* Refers to the “Alion Science and Technology Corporation 2002 Stock Appreciation Rights (SAR) Plan” (see above, “Stock Appreciation Rights Plan” for more information regarding the SAR Plan).

(1)	The exercise price of the SAR is $10.00/share. As of September 30, 2003 the value of Alion common stock is $14.71 per share.

(2)	No SAR awards as of September 30, 2003.

Phantom Stock Plan

     State Street, the ESOP trustee, engaged Ernst & Young to perform an analysis of the compensation of each member of Alion’s senior management team. The ESOP trustee requested this analysis to determine how Alion’s executive officers should be compensated so as to incentivize these officers to serve Alion over the long term and thereby benefit participants in the ESOP. As a result of this analysis, it was determined that additional incentive compensation would be provided to Alion’s senior management, and that this additional incentive compensation would take the form of awards of phantom stock.

     The terms of Alion’s phantom stock plan were approved by the compensation committee of Alion’s board of directors in February 2003. Although not required by the provisions of Alion’s bylaws, the compensation committee then submitted the plan to the full Alion board of directors for its approval and adoption. The phantom stock plan was adopted by the full board in February 2003. The purpose of the plan is to retain our key management employees and to provide them with a proprietary interest in our company.

     Phantom stock refers to hypothetical shares of Alion common stock. Each recipient of phantom stock receives a one-time award of a specified number of shares of phantom stock. Recipients, upon vesting, are entitled to receive an amount of money equal to the product of the number of hypothetical shares vested and the then current value of our common stock, based on the most recent valuation of the shares of common stock held by the ESOP. Alion will make cash payments pursuant to vested phantom stock awards within a certain specified number of days after vesting. Phantom stock may increase, or decrease, in value over time, resulting in cash payments under the phantom stock awards that may be greater, or less than, the value of the phantom stock at the date of grant.

     The phantom stock plan has a term of ten years and provides that key management employees may be granted awards of phantom stock by the compensation committee of our board of directors. The board of directors may also grant awards of phantom stock. An employee who has received a grant of phantom stock has no right to receive payment for any share of phantom stock until it is vested.

Under the plan, the compensation committee, or our full board, may:

•	Select which employees are to be awarded phantom stock and determine when it will be awarded;

•	Determine the number of shares of common stock to be covered by or used for reference purposes for a grant of phantom stock;

•	Adjust the number and price of shares as a result of special circumstances or certain business actions, including but not limited to mergers, reorganizations and the like;

•	Determine, modify, and waive from time to time the terms and conditions, including without limitation vesting and other restrictions, of any grant of phantom stock;

•	Accelerate or otherwise change the time in which a grant of phantom stock may be exercised;

•	Impose limitations on grants of phantom stock, including limitations on transfer provisions;

•	Modify, extend, or renew outstanding awards of phantom stock, or accept the surrender of outstanding awards of phantom stock and substitute new awards of phantom stock;

•	Administer and interpret the provisions of the plan;

•	Terminate the plan;

•	Decide all questions of fact arising in the application of the plan; and

•	Prescribe, amend, and rescind rules and regulations relating to the plan, including rules and regulations relating to sub-plans established for the purpose of qualifying for preferred tax treatment under foreign tax laws.

     Under the plan, members of our compensation committee who are eligible to receive phantom stock or who have been granted phantom stock may vote on any matters affecting the administration of the plan or the grant of phantom stock, except that a member cannot act upon the granting of phantom stock to himself or herself. These voting provisions also apply to members of our board of directors when the board resolves to act under the plan.

     When granted, phantom stock provides the employee with the right to receive payment upon exercise of the phantom stock. The terms of each phantom stock grant are evidenced in a phantom stock agreement which determines the:

•	Date of grant;

•	Number of shares of the phantom stock awarded; and

•	Provisions governing vesting of the phantom stock awarded.

     The plan also provides that phantom stock awarded at different times need not contain similar provisions.

     As provided by the compensation committee, or our full board, the phantom stock awards, as currently granted, vest according to the following schedule:

	The Vested Amount for grants in

Anniversary from Grant Date	February 2003	November 2003

1st	—	20%
2nd	—	20%
3rd	50%	20%
4th	25%	20%
5th	25%	20%

     Other events, such as if we experience a change in control (as defined in the plan) or if an employee becomes disabled or dies, may entitle the affected employee to vest immediately in 100% of all phantom stock that has been awarded.

     Terminated employees will usually forfeit their rights to all unvested phantom stock. In certain instances, however, an employee may receive a pro rata portion of his or her unvested phantom stock upon termination. For example, when an employee voluntarily terminates for good reason or when he or she is involuntarily terminated for any reason other than cause or just cause, as defined in his or her employment agreement with us, then that employee will receive a pro rata portion of his or her unvested phantom stock based on a ratio

•	the numerator of which is the number of months from the date of grant of the phantom stock through the end of the month of such termination; and

•	the denominator of which is 60.

     The payment we will make upon the vesting of phantom stock is intended to be made in one lump sum within 60 days of the date of vesting. The compensation committee, or our board of directors if it resolves to do so, may delay payment for five years. If the payment is delayed, it will include interest accrued at the prime rate as of the date of vesting until the payment date. Payments from the exercise of phantom stock may be rolled over into any non-qualified deferred compensation plan available to the employee. In general, we expect that the compensation committee, or the board if it resolves to do so, will examine our available cash and anticipated cash needs in determining whether to delay payment.

     Subject to adjustment as set forth in the plan, the number of shares of our common stock used for reference purposes with respect to grants of phantom stock was not to exceed 173,000. As of February 14, 2003 we issued an aggregate of 171,000 shares of phantom stock. As of November 11, 2003, the plan was amended to expand the number of shares of our common stock used for reference purposes with respect to grants of phantom stock to not more than 232,600. On November 11, 2003, the compensation committee issued an aggregate of 49,286 shares of phantom stock.

     No voting or other rights associated with ownership of our common stock is given to phantom stockholders. References to shares of common stock under the plan are for accounting and valuation purposes only. As a result, an employee who receives phantom stock does not have any of the rights of a stockholder as a result of a grant of phantom stock.

     The plan also prevents the grant of phantom stock to any employee who would be a “disqualified person” as long as we maintain the ESOP. For this purpose, a “disqualified person” is generally someone who holds an aggregate of 10 percent or more of Alion equity taking into account outstanding stock and the tested person’s “synthetic equity.” The plan further provides that any grant of phantom stock in violation of these provisions — whether or not erroneous — will be void.

     The following table sets forth information regarding phantom stock granted to the Named Executive Officers pursuant to the Phantom Stock Plan.

Long-Term Incentive Plan* Awards in Last Fiscal Year

	Number of	Performance or
	shares, units,	other period until
Name	or rights (1)	maturation or payout (2)

Bahman Atefi	65,500	February 2008
	18,695	November 2008
Barry Watson	34,000	February 2008
	6,798	November 2008
Randy Crawford	33,000	February 2008
	6,798	November 2008
Stacy Mendler	28,500	February 2008
	6,798	November 2008
Jack Hughes	10,000	February 2008
	6,798	November 2008

*	Refers to the “Alion Science and Technology Corporation 2003 Phantom Stock Plan” (see above, “Phantom Stock Plan” for information regarding the terms of the Phantom Stock Plan).

(1)	The awards made in November 2003 were made to executive and senior management of Alion. The initial set of awards made in February 2003 were made solely to Alion’s executive management team.

(2)	Pursuant to the Phantom Stock Plan, recipients will become fully vested on the fifth anniversary from the grant date, or approximately February 2008 and November 2008, respectively. See vesting schedules on page 93 above.

Employment Agreements

     Alion has entered into employment agreements with Bahman Atefi, Barry Watson, Randy Crawford, John Hughes, and Stacy Mendler, the terms of which are set forth below.

     Under his employment agreement, Dr. Atefi will serve as president and chief executive officer of Alion for a term of 60 months, commencing on December 20, 2002 and ending on December 20, 2007.

     He will receive a base annual salary of $410,000 for fiscal year 2004 and will be eligible for a performance-based annual incentive bonus. Dr. Atefi is also eligible to participate in Alion’s deferred compensation plan, stock appreciation rights plan, and phantom stock plan. Under the terms of his employment agreement, Dr. Atefi will be given an allowance for a company car. In addition, his initiation fee and membership dues for a country club for business entertainment purposes are provided for under Dr. Atefi’s employment agreement. Dr. Atefi may terminate his employment agreement with 30 days advance written notice. If he does so, however, he will forfeit any incentive payments which might otherwise have been due him. Alion may terminate Dr. Atefi’s employment agreement for just cause, which includes, amongst others, theft or embezzlement of our material property, gross negligence, willful misconduct or neglect by Dr. Atefi of his duties. Alion may also terminate Dr. Atefi’s employment agreement without cause, although if Alion does so, it will have to make a lump sum severance payment to Dr. Atefi equal to the greater of

•	Dr. Atefi’s annual base salary at the time of termination, for the unexpired term of the employment agreement up to a maximum of three years; or

•	an amount equal to Dr. Atefi’s base salary plus $100,000.

     Under his employment agreement, Dr. Atefi is entitled to terminate his employment and receive the same lump sum severance payment described above, if he terminates his employment for any of the following reasons within 24 months following a change of control event:

•	his authority or responsibility is materially diminished;

•	he is assigned duties inconsistent with his position, responsibility and status;

•	there is an adverse change in his title or office;

•	his base pay or incentive compensation is reduced; and

•	his principal work location is more than ten miles away from his principal work location immediately prior to the change of control event.

     For a minimum of one year after termination of Dr. Atefi’s employment, he is not permitted, in any way, to compete with Alion or solicit our employees.

     Under his employment agreement, Mr. Watson will serve as systems technology sector senior vice president and sector manager for Alion for a term of 60 months, commencing on December 20, 2002 and ending on December 20, 2007. He will receive a base annual salary of $260,000 for the fiscal year 2004 and will be eligible for a performance-based annual incentive bonus. Mr. Watson is also eligible to participate in Alion’s deferred compensation plan, stock appreciation rights plan, and phantom stock plan. Under the terms of his employment agreement, Mr. Watson will be given an allowance for a company car. Mr. Watson may terminate his employment agreement with 30 days notice. If he does so, however, he will forfeit any incentive payments which might otherwise have been due him. Alion may terminate Mr. Watson’s employment agreement for cause, which includes, amongst others, commission of a crime involving fraud, theft or embezzlement, reckless, willful or criminal misconduct, or gross negligence in Mr. Watson’s performance of his duties. Alion may also terminate Mr. Watson’s employment without cause, although if Alion does so, it will have to make a lump sum severance payment to Mr. Watson equal to the greater of Mr. Watson’s annual base salary at the time of termination for the unexpired term of the employment agreement up to a maximum of two years; or an amount equal to Mr. Watson’s base salary.

     Under his employment agreement, Mr. Watson is entitled to terminate his employment and receive the same lump sum severance payment described above, if he terminates his employment for any of the following reasons within 24 months following a change of control event:

•	his authority or responsibility is materially diminished;

•	he is assigned duties inconsistent with his position, responsibility and status;

•	there is an adverse change in his title or office;

•	his base pay or incentive compensation is reduced; and

•	his principal work location is more than ten miles away from his principal work location immediately prior to the change of control event.

     For a minimum of one year after termination of Mr. Watson’s employment, he is not permitted, in any way, to compete with Alion or solicit our employees.

     Under his employment agreement, Mr. Crawford will serve as spectrum engineering sector senior vice president and sector manager for Alion for a term of 60 months, commencing on December 20, 2002 and ending on December 20, 2007. He will receive a base annual salary of $250,000 for fiscal year 2004 and will be eligible for a performance-based annual incentive bonus. Mr. Crawford is eligible to participate in Alion’s deferred compensation plan, stock appreciation rights plan, and phantom stock plan. Under the terms of his employment agreement, Mr. Crawford will be given an allowance for a company car. Mr. Crawford may terminate his employment agreement with 30 days notice. If he does so, however, he will forfeit any incentive payments which might otherwise have been due him. Alion may terminate Mr. Crawford’s employment agreement for cause, which includes, amongst others, commission of a crime involving fraud, theft or embezzlement, reckless, willful or criminal misconduct, or gross negligence in Mr. Crawford’s performance of his duties. Alion may also terminate Mr. Crawford’s employment without cause, although if Alion does so, it will have to make a lump sum severance payment to Mr. Crawford equal to the greater of

•	Mr. Crawford’s annual base salary at the time of termination for the unexpired term of the employment agreement up to a maximum of two years; or

•	an amount equal to Mr. Crawford’s base salary.

     Under his employment agreement, Mr. Crawford is entitled to terminate his employment and receive the same lump sum severance payment described above, if he terminates his employment for any of the following reasons within 24 months following a change of control event:

•	his authority or responsibility is materially diminished;

•	he is assigned duties inconsistent with his position, responsibility and status;

•	there is an adverse change in his title or office;

•	his base pay or incentive compensation is reduced; and

•	his principal work location is more than ten miles away from his principal work location immediately prior to the change of control event.

     For a minimum of one year after termination of Mr. Crawford’s employment he is not permitted, in any way, to compete with Alion or solicit our employees.

     Under his employment agreement, Mr. Hughes will serve as senior vice president and chief financial officer of Alion for a term of 60 months, commencing on December 20, 2002 and ending on December 20, 2007. He will receive a base annual salary of $250,000 for fiscal year 2004 and will be eligible for a performance-based annual incentive bonus. Mr. Hughes is also eligible to participate in Alion’s deferred compensation plan, stock appreciation rights plan, and phantom stock plan. Under the terms of his employment agreement, Mr. Hughes will be given an allowance for a company car. Mr. Hughes may terminate his employment agreement with 30 days notice. If he does so, however, he will forfeit any incentive payments which might otherwise have been due him. Alion may terminate Mr. Hughes’ employment agreement for cause, which includes, amongst others, fraud, theft or embezzlement, reckless, willful or criminal misconduct, or gross negligence in Mr. Hughes’ performance of his duties. Alion may also terminate Mr. Hughes’ employment without cause, although if Alion does so, it will have to make a lump sum severance payment to Mr. Hughes equal to the greater of

•	Mr. Hughes’ annual base salary at the time of termination for the unexpired term of the employment agreement up to a maximum of two years; or

•	an amount equal to Mr. Hughes base salary.

     Under his employment agreement, Mr. Hughes is entitled to terminate his employment and receive the same lump sum severance payment described above, if he terminates his employment for any of the following reasons within 24 months following a change of control event:

•	his authority or responsibility is materially diminished;

•	he is assigned duties inconsistent with his position, responsibility and status;

•	there is an adverse change in his title or office;

•	his base pay or incentive compensation is reduced; and

•	his principal work location is more than ten miles away from his principal work location immediately prior to the change of control event.

     For a minimum of one year after termination of Mr. Hughes employment he is not permitted, in any way, to compete with Alion or solicit our employees.

     Under her employment agreement, Ms. Mendler will serve as senior vice president for Alion for a term of 60 months, commencing on December 20, 2002 and ending December 20, 2007. She will receive a base annual salary of $220,000 for fiscal year 2004 and will be eligible for a performance-based annual incentive bonus. Ms. Mendler is also eligible to participate in Alion’s deferred compensation plan, stock appreciation rights plan, and phantom stock plan. Under the terms of her employment agreement, Ms. Mendler will be given an allowance for a company car. Ms. Mendler may terminate her employment agreement with 30 days notice. If she does so, however, she will forfeit any incentive payments which might otherwise have been due her. Alion may terminate Ms. Mendler’s employment agreement for cause, which includes, amongst others, fraud, theft or embezzlement, reckless, willful or criminal misconduct, or gross negligence, in Ms. Mendler’s performance of her duties. Alion may also terminate Ms. Mendler’s employment without cause, although if Alion does so, it will have to make a lump sum severance payment to Ms. Mendler equal to the greater of

•	Ms. Mendler’s annual base salary at the time of termination for the unexpired term of the employment agreement up to a maximum of two years; or

•	an amount equal to Ms. Mendler’s base salary.

     Under her employment agreement, Ms. Mendler is entitled to terminate her employment and receive the same lump sum severance payment described above, if she terminates his employment for any of the following reasons within 24 months following a change of control event:

•	her authority or responsibility is materially diminished;

•	she is assigned duties inconsistent with her position, responsibility and status;

•	there is an adverse change in her title or office;

•	her base pay or incentive compensation is reduced; and

•	her principal work location is more than ten miles away from her principal work location immediately prior to the change of control event.

     For a minimum of one year after termination of Ms. Mendler’s employment she is not permitted, in any way, to compete with Alion or solicit our employees.

Deferred Compensation Arrangement for Bahman Atefi

     Dr. Atefi entered into a deferred compensation agreement with Alion as a condition to completing the acquisition, pursuant to which he has forgone an aggregate of approximately $1.0 million in deferred compensation under his retention incentive agreement with IITRI and under an executive deferred compensation plan entered into between IITRI and Dr. Atefi in 1997. Alion used this amount to decrease the principal amount of the mezzanine note and warrants issued to IITRI at closing. On December 20, 2002 Alion entered into an agreement with Dr. Atefi, the payment terms of which resemble those of the mezzanine note, which entitle Dr. Atefi to payment by Alion of approximately $857,000 in principal amount on December 20, 2008, plus 12% cash interest per year. Under this agreement, Dr. Atefi was also granted warrants which entitle him to purchase approximately 22,062 shares of Alion’s common stock at an exercise price of $10 per share.

Deferred Compensation Plans

     We have implemented a deferred compensation plan pursuant to which certain members of management and other highly compensated employees may defer some portion of their compensation. We have also implemented a director deferred compensation plan pursuant to which the directors may defer some portion of their compensation.

     Under the plans, a director or officer may defer a portion of his or her compensation by making an irrevocable election to do so and submitting it to us. After submission of an election form, we withhold the specified percentage of compensation for payment at some future date as specified by that director or officer. We then make payment of the deferred compensation to the director or officer, beginning on that future date, in one lump sum or in ten substantially equal annual installments as specified on the election form. Full or partial payment may be made prior to this date in certain limited circumstances as specified in the plans. A director or officer may, at any time, receive payment of his or her deferred compensation subject to a 10% deduction penalty. Under the director-deferred compensation plan, a director may defer up to 50% of his or her compensation each fiscal year as well as up to 100% of payments the director is entitled to receive under our SAR plan. Under the executive officer-deferred compensation plan, an officer may defer up to 50% of his or her annual base salary each fiscal year as well as up to 100% of his or her annual bonus or other payments the officer is entitled to receive under our SAR plan or phantom stock plan. Generally, a director or officer may only change the percentage of compensation he or she is deferring during the open enrollment period.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of September 30, 2003, regarding the beneficial ownership of the Company’s common stock by certain beneficial owners and all directors and Named Executive Officers, both individually and as a group. The Company knows of no other person not disclosed herein beneficially owning more than 5% of the Company’s Common Stock. The address of the beneficial owner (as required) and the dates applicable to the beneficial ownership indicated are set forth in the footnotes below.

		Amount and Nature of		Percentage
Name of Beneficial Owner	Title of Class	Beneficial Ownership		of Class (1)

Five Percent Security Holders:
IITRI(2)	Common stock	1,585,339	(3)	34.4
Directors(4) and Executive Officers:
Bahman Atefi	Common stock	85,740	(5)	2.9
Jack Hughes	Common stock	3,586	(6)	*
Barry Watson	Common stock	50,523	(7)	1.7
Randy Crawford	Common stock	46,376	(8)	1.6
Stacy Mendler	Common stock	69,007	(9)	2.3
Jon Emery	Common stock	32,121	(10)	1.1
All Directors and Officers as a Group (6 Persons(11)):	Common Stock	287,353	(12)	9.6

*	less than 1%.

(1)	Applicable percentages based on 2,973,813 shares outstanding on September 30, 2003, and also includes shares of Common Stock subject to warrants that may be exercised within 60 days of September 30, 2003. Such shares are deemed to be outstanding for the purposes of computing the percentage ownership of the individual or entity holding the shares, but are not deemed outstanding for purposes of computing the percentage of any other person shown in the table. This table is based upon information in the Company’s possession and believed to be accurate. Unless indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(2)	IITRI’s address is 10 W. 35th St., Chicago, IL 60616.

(3)	The number of shares deemed to be beneficially held by IITRI represents currently exercisable warrants held by IITRI under the Mezzanine Warrant and the Subordinated Warrant for an aggregate of 1,585,339 shares of Common Stock.

(4)	No directors (other than Dr. Atefi) are believed by us to be beneficial owners of our common stock.

(5)	Includes warrants to purchase 22,062 shares of common stock pursuant to Dr. Atefi’s Deferred Compensation Arrangement with Alion and interests to purchase 63,678 shares of Alion’s common stock pursuant to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan, which we refer to as the KSOP.

(6)	Includes interests to purchase 3,586 shares of Alion’s common stock pursuant to the KSOP.

(7)	Includes interests to purchase 50,523 shares of Alion’s common stock pursuant to the KSOP.

(8)	Includes interests to purchase 46,376 shares of Alion’s common stock pursuant to the KSOP.

(9)	Includes interests to purchase 69,007 shares of Alion’s common stock pursuant to the KSOP.

(10)	Includes warrants to purchase 19,327 shares of Alion’s common stock, and also includes interests to purchase 12,794 shares of Alion’s common stock pursuant to the KSOP. On November 12, 2003, Alion purchased the warrants from Mr. Emery.

(11)	Includes Jon Emery. On September 30, 2003, Mr. Emery resigned as Senior Vice President, General Counsel, and Corporate Secretary of Alion to become effective January 30, 2004. On November 12, 2003, Alion purchased from Mr. Emery his warrants to purchase Alion stock.

(12)	Includes 245,964 shares of KSOP interests beneficially owned by the Named Executive Officers as of September 30, 2003, warrants to purchase 22,062 shares of common stock held by Dr. Atefi, and warrants to purchase 19,237 shares of common stock held by Jon Emery on September 30, 2003.

Changes in Control

     We do not know of any agreements, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In October 2002, the Company issued a promissory note to an officer for $1,000. The Company loaned $1,000 to the Trust and received a promissory note. The Trust then purchased the initial 100 shares of common stock of the Company for $1,000. Subsequently, the promissory note to that officer was redeemed.

     IITRI sold and Jon Emery purchased mezzanine notes in the principal amount of $750,000 and accompanying mezzanine warrants to purchase 19,327 shares of Alion common stock at an exercise price of $10 per share, for an aggregate purchase price of $750,000. On November 12, 2003, Alion purchased the mezzanine note and all accompanying warrants from Mr. Emery for an aggregate purchase price of $1,034,020, which amount consisted of $795,000 for the purchase of the notes, $193,270 for the purchase of the warrants, and $35,000 for reimbursement for legal and other professional fees and $10,750 for interest earned on the mezzanine note. The determination to purchase the notes and warrants for this amount was made by the Chief Executive Officer. The purchase price for the mezzanine notes represents a premium of 6% above the aggregate principal amount of the notes, which is derived from repurchase terms contained in the notes. The $10 per share purchase price for the warrants represents a negotiated amount with Mr. Emery in conjunction with his resignation.

     Except as described above, since the beginning of our last fiscal year, including any currently proposed transactions, no directors, executive officers or immediate family members of such individuals were engaged in transactions with us or any subsidiary involving more than $60,000, other than the arrangements described in the section “Executive Compensation.”

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     Pursuant to SEC Release No. 33-8183 (as corrected by Release No. 33-8183A), the disclosure requirements of this Item 14 are not effective until the filing of the Annual Report on Form 10-K for the first fiscal year ending after September 30, 2003.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of the Annual Report on Form 10-K:

a) Financial Statements

Consolidated Financial Statements of Alion Science and Technology Corporation

Independent Auditors’ Report

Consolidated Financial Statements:
Consolidated Balance Sheets as of September 30, 2003 and September 30, 2002
Consolidated Statements of Operations for the year ended September 30, 2003 and for the period from October 10, 2001 through September 30, 2002
Consolidated Statements of Shareholder’s Equity (Deficit) for the year ended September 30, 2003 and for the period from October 10, 2001 through September 30, 2002
Consolidated Statements of Cash Flows for the year ended September 30, 2003 and for the period from October 10, 2001 through September 30, 2002
Notes to Consolidated Financial Statements

Consolidated Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts

Consolidated Financial Statements of the Selected Operations of IIT Research Corporation

Independent Auditors’ Report

Consolidated Financial Statements:
Consolidated Balance Sheets as of September 30, 2002 and 2001
Consolidated Statements of Income for the years ended September 30, 2002, 2001 and 2000
Consolidated Statements of Changes in Owner’s Net Investment for the years ended September 30, 2002, 2001 and 2000
Consolidated Statements of Cash Flows for the years ended September 30, 2002, 2001 and 2000
Notes to Consolidated Financial Statements

(b) The following exhibits required by Item 601 of Regulation 8-K

Exhibit
No.	Description

3.1	Second Amended and Restated Certificate of Incorporation of Beagle Holdings, Inc.(3)

3.2	Amended and Restated By-laws of Alion Science and Technology Corporation.(1)

4.1	Amended and Restated Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(2)

4.2	First Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(4)

4.3	Second Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(5)

4.4	Third Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(5)

4.5	Fourth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(5)

10.5	Seller Note Securities Purchase Agreement by and between IITRI and Alion Science and Technology Corporation.(4)

10.8	Rights Agreement.(4)

10.9	First Amendment to The Alion Science and Technology Corporation 2002 Stock Appreciation Rights Plan.(5)

10.14	Employment Agreement between Alion Science and Technology Corporation and Bahman Atefi.(4)

10.15	Employment Agreement between Alion Science and Technology Corporation and Stacy Mendler.(4)

10.16	Employment Agreement between Alion Science and Technology Corporation and Randy Crawford.(4)

10.17	Employment Agreement between Alion Science and Technology Corporation and Barry Watson.(4)

10.18	Employment Agreement between Alion Science and Technology Corporation and John Hughes.(4)

10.23	Alion Executive Deferred Compensation Plan.(4)

10.24	Alion Director Deferred Compensation Plan.(4)

10.25	First Amendment to The Alion Science and Technology Corporation Director Deferred Compensation Plan.(5)

10.26	Alion Science and Technology Corporation Phantom Stock Plan.(4)

10.27	First Amendment to The Alion Science and Technology Corporation Employee Phantom Stock Plan.

21	Subsidiaries of Alion Science and Technology Corporation: (i) Human Factors Applications, Inc., incorporated in the Commonwealth of Pennsylvania, and (ii) Innovative Technology Solutions Corporation, incorporated in the State of New Mexico, are wholly-owned by Alion Science and Technology Corporation.

31.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

Exhibit
No.	Description

31.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation pursuant to 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(5)  Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarterly period ended July 4, 2003, filed with the Securities and Exchange Commission on August 15, 2003.

(c) Reports on Form 8-K:

     The Company filed a Report on Form 8–K on December 24, 2002 with respect to Item 2. Acquisition or Disposition of Assets and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits as a result of the closing of Alion’s acquisition of substantially all of IITRI’s assets on December 20, 2002.

     The Company filed a Report on Form 8–K on May 23, 2003 with respect to Item 7. Financial Statements, Pro Forma Financial Information and Exhibits and Item 9. Regulation FD Disclosure (Required by Item 12. Results of Operations and Financial Condition) as a result of a press release issued by the Company announcing the financial results for the second 12-week interim period ended March 14, 2003 and the 24-week period ended March 14, 2003.

     The Company filed a Report on Form 8–K on September 11, 2003 with respect to Item 12. Results of Operations and Financial Condition as a result of a press release issued by the Company announcing the financial results for its fiscal third quarter ended July 4, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALION SCIENCE AND TECHNOLOGY CORPORATION (Registrant)

Date: December 24, 2003

	By:	/s/ Bahman Atefi
Bahman Atefi
Chairman, Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bahman Atefi	Chairman, Chief Executive	December 24, 2003
Bahman Atefi	Officer and Director

/s/ John M. Hughes	Chief Financial Officer	December 24, 2003
John M. “Jack” Hughes	(Principal Financial Officer)

/s/ Gary Amstutz	Senior Vice President and	December 24, 2003
Gary Amstutz	Executive Director of Finance
(Principal Accounting Officer)

/s/ Leslie Armitage
Leslie Armitage	Director	December 24, 2003

/s/ Lewis Collens
Lewis Collens	Director	December 24, 2003

/s/ Harold W. Gehman, Jr.
Admiral (Ret.) Harold W. Gehman, Jr.	Director	December 24, 2003

/s/ Donald E. Goss
Donald E. Goss	Director	December 24, 2003

/s/ Robert L. Growney
Robert L. Growney	Director	December 24, 2003

/s/ George A. Joulwan
General (Ret.) George A. Joulwan	Director	December 24, 2003

/s/ Michael E. Ryan
General (Ret.) Michael E. Ryan	Director	December 24, 2003

/s/ Edward C. Aldridge, Jr.
Edward C. Aldridge, Jr.	Director	December 24, 2003

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to security holders.

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Second Amended and Restated Certificate of Incorporation of Beagle Holdings, Inc.(3)

3.2	Amended and Restated By-laws of Alion Science and Technology Corporation.(1)

4.1	Amended and Restated Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(2)

4.2	First Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(4)

4.3	Second Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(5)

4.4	Third Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(5)

4.5	Fourth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(5)

10.5	Seller Note Securities Purchase Agreement by and between IITRI and Alion Science and Technology Corporation.(4)

10.8	Rights Agreement.(4)

10.9	First Amendment to The Alion Science and Technology Corporation 2002 Stock Appreciation Rights Plan.(5)

10.14	Employment Agreement between Alion Science and Technology Corporation and Bahman Atefi.(4)

10.15	Employment Agreement between Alion Science and Technology Corporation and Stacy Mendler.(4)

10.16	Employment Agreement between Alion Science and Technology Corporation and Randy Crawford.(4)

10.17	Employment Agreement between Alion Science and Technology Corporation and Barry Watson.(4)

10.18	Employment Agreement between Alion Science and Technology Corporation and John Hughes.(4)

10.23	Alion Executive Deferred Compensation Plan.(4)

10.24	Alion Director Deferred Compensation Plan.(4)

10.25	First Amendment to The Alion Science and Technology Corporation Director Deferred Compensation Plan.(5)

10.26	Alion Science and Technology Corporation Phantom Stock Plan.(4)

10.27	First Amendment to The Alion Science and Technology Corporation Phantom Stock Plan.

21	Subsidiaries of Alion Science and Technology Corporation: (i) Human Factors Applications, Inc., incorporated in the Commonwealth of Pennsylvania, and (ii) Innovative Technology Solutions Corporation, incorporated in the State of New Mexico, are wholly-owned by Alion Science and Technology Corporation.

31.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

Exhibit
No.	Description

31.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation pursuant to 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.