Form 10-Q
period 2003-12-31
ALION SCIENCE & TECHNOLOGY CORP
filed 2004-02-17
CIK 1166568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003.

COMMISSION FILE NUMBER 333–89756

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

Yes [ ]     No [X]

The number of shares outstanding of Alion Science and Technology Corporation common stock as of December 31, 2003, was:
Common Stock 2,923,782

ALION SCIENCE AND TECHNOLOGY CORPORATION

FORM 10-Q INDEX
FOR QUARTER ENDED DECEMBER 31, 2003

PART I — FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

ALION SCIENCE AND TECHNOLOGY CORPORATION

Consolidated Balance Sheets

As of December 31, 2003 (Unaudited) and September 30, 2003

(In thousands, except share information)

	December 31,	September 30,
	2003	2003

Assets
Current assets:
Cash	$606	$494
Restricted cash	—	5
Accounts receivable, less allowance of $2,552 at December 31, 2003 and $2,484 at September 30, 2003	46,282	42,777
Stock subscriptions receivable	—	1,246
Prepaid expense	1,902	974
Other current assets	2,942	2,155

Total current assets	51,732	47,651
Fixed assets, net	8,785	8,696
Intangible assets, net	20,256	22,788
Goodwill	74,893	65,522
Other	97	97

Total assets	$155,763	$144,754

Liabilities and Shareholder’s Equity
Current liabilities:
Note payable to bank	$8,300	$—
Current portion of senior note payable	5,000	5,000
Acquisition obligations	8,584	—
Trade accounts payable and accrued liabilities	15,260	9,661
Accrued payroll and related liabilities	11,065	15,385
Advance payments	—	5
ESOP liabilities	1,181	320
Billings in excess of costs and estimated earnings on uncompleted contracts	475	409

Total current liabilities	49,865	30,780
Long-term debt	466	2,928
Senior note payable, excluding current portion	21,759	22,903
Mezzanine note payable	17,112	17,636
Subordinated note payable	33,619	33,437
Agreement with officer	748	743
Accrued postretirement benefit obligation	3,364	3,319
Deferred rent	501	346
Redeemable common stock warrants	15,454	14,762

Total liabilities	142,888	126,854
Shareholder’s equity, subject to redemption:
Common stock (subject to redemption), $0.01 par value, 15,000,000 shares authorized, 2,973,813 shares and 2,973,813 shares issued, 2,923,782 and 2,973,813 shares outstanding, at December 31, 2003 and September 30, 2003 respectively	29	29
Additional paid-in capital	30,579	30,578
Treasury stock, at cost (50,031 shares)	(736)	—
Accumulated deficit	(16,997)	(12,707)

Total shareholder’s equity, subject to redemption	12,875	17,900

Total liabilities and shareholder’s equity, subject to redemption	$155,763	$144,754

See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

Consolidated Statements of Operations
Quarter Ended December 31, 2003
and Interim Period Ended December 20, 2002
(In thousands, except share information)
(Unaudited)

	Quarter	Interim Period
	Ended	Ended
	December 31,	December 20,
	2003	2002

Contract revenue	$58,591	$—
Direct contract expense	42,113	—

Gross profit	16,478	—

Operating expenses:
Indirect contract expense	3,989	—
Research and development	74	—
General and administrative	7,385	41
Rental and occupancy expense	2,513	—
Depreciation and amortization	3,104	—
Bad debt expense	42	—

Total operating expenses	17,107	41

Operating income (loss)	(629)	41
Other income (expense):
Interest income	2	—
Interest expense	(3,236)	—
Other	(429)	—

Income (loss) before income taxes	(4,292)	41
Income tax expense	—	—

Net income (loss)	$(4,292)	$41

Basic and diluted loss per share	$(1.45)

Basic and diluted weighted average common shares outstanding	2,966,743

See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

Consolidated Statement of Operations
Quarter Ended December 31, 2003
Pro Forma Consolidated Statement of Operations (See Note 11)
Interim Period Ended December 20, 2002
(In thousands, except share information)
(Unaudited)

		Pro Forma
	Quarter	Interim Period
	Ended	Ended
	December 31,	December 20,
	2003	2002

Contract revenue	$58,591	$47,265
Direct contract expenses	42,113	34,655

Gross profit	16,478	12,610

Operating expenses:
Indirect contract expense	3,989	2,568
Research and development	74	36
General and administrative	7,385	5,313
Non-recurring transaction costs	—	5,448
Rental and occupancy expense	2,513	2,201
Depreciation and amortization	3,104	2,883
Bad debt expense	42	120

Total operating expenses	17,107	18,569

Operating loss	(629)	(5,958)
Other income (expense):
Interest income	2	22
Interest expense	(3,236)	(2,252)
Other	(429)	(23)

Loss before income taxes	(4,292)	(8,211)
Income tax expense	—	(27)

Net loss	$(4,292)	$(8,238)

Basic and diluted loss per share	$(1.45)

Basic and diluted weighted average common shares outstanding	2,966,743
Proforma basic and diluted loss per share		$(3.20)

Proforma basic and diluted weighted average common shares outstanding		2,575,508

See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

Consolidated Statements of Cash Flows
Quarter Ended December 31, 2003
and Interim Period Ended December 20, 2002
(In thousands, except share information)
(Unaudited)

	Quarter	Interim Period
	Ended	Ended
	December 31,	December 20,
	2003	2002

Cash flows from operating activities:
Net loss	$(4,292)	$(41)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,105	—
Accretion of debt to face value	413	—
Amortization of debt issuance costs	106	—
Change in fair value of redeemable common stock warrants	693	—
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable, net	(1,644)	—
Other assets	(185)	—
Trade accounts payable and accruals	976	36
Other liabilities	199	—

Net cash used in operating activities	(629)	(5)
Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	(3,703)	(58,571)
Capital expenditures	(641)	—
Purchase of non-marketable securities	(1,333)	—

Net cash used in investing activities	(5,677)	(58,571)
Cash flows from financing activities:
Proceeds from senior note payable	—	35,000
Payment of debt issuance costs	—	(1,700)
Repayment of senior note payable	(1,250)	—
Repayment of mezzanine note payable	(750)	—
Repayment of ITSC revolving credit agreement	(375)	—
Repayments under IITRI revolving credit agreement	—	(6,188)
Borrowings under revolving credit facility	8,300	7,000
Repayment of note payable to bank	—	(10)
Cash paid for Daedalic acquisition earnout	(18)	—
Purchase of 50,031 shares from ESOP Trust	(736)	—
Payment of stock subscription for common stock issued to ESOP Trust	1,247	25,458

Net cash provided by financing activities	6,418	59,560

Net increase in cash	112	984
Cash at beginning of period	494	5

Cash at end of period	$606	$989

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,151	$—
Non-cash investing and financing activities:
Mezzanine note and warrants issued in connection with acquisition of selected operations of IITRI	—	20,343
Subordinated note and warrants issued in connection with acquisition of selected operations of IITRI	—	39,900
Issuance of 29,637 shares of common stock to ESOP Trust for amount due to ESOP Trust	—	296
Deferred compensation arrangement with officer	—	857

See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Quarter Ended December 31, 2003 and Interim Period Ended December 20, 2002 (unaudited)

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

      The acquisition was accounted for using the purchase method. The purchase price has been allocated to the acquired assets and assumed liabilities based on their estimated fair values at the date of acquisition. As a result of the Transaction, the Company recorded goodwill of approximately $63.6 million, which is subject to an annual impairment review, as discussed below. In addition, the Company recorded intangible assets of approximately $30.6 million, comprised of purchased contracts. The intangible assets have an estimated useful life of three years and are amortized using the straight-line method.

      The total purchase consideration of approximately $127.3 million was allocated to the fair value of the net assets acquired as follows (in thousands):

Cash and restricted cash	$1,187
Accounts receivable	47,485
Other current assets	3,784
Acquired contracts	30,645
Goodwill	63,610
Fixed assets	9,094
Liabilities assumed	(28,500)

$127,305

2.	Basis of Presentation

      The accompanying unaudited consolidated financial statements include the accounts of Alion and its wholly owned subsidiary Human Factors Applications, Inc. (HFA) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial information. Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2004. For further information, refer to the consolidated financial statements and notes thereto included in the Post Effective Amendment No. 4 to the Company’s registration statement on Form S-1 (No. 333-89756) filed with the SEC on January 22, 2004.

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

3.	Summary of Significant Accounting Policies

      The consolidated financial statements are prepared on the accrual basis of accounting and include the accounts of Alion prior to the Transaction and the accounts of Alion and its wholly owned subsidiary HFA subsequent to the Transaction. All significant intercompany accounts have been eliminated in consolidation.

Fiscal, Quarter and Interim Periods

      The Company’s fiscal year ends on September 30. Beginning with the fiscal year ending September 30, 2004, the Company has been operating based on a three-month quarter, four-quarter fiscal year whereas for the fiscal year ended September 30, 2003 the Company operated on a 13-period fiscal year that consisted of three, four-week periods in its first interim period; three, four-week periods in its second interim period; four, four-week periods in its third interim period; and the balance of the fiscal year of approximately three, four-week periods in its fourth interim period. For the quarter ended December 31, 2003, there were sixty-four available work days (based on a standard work week of Monday through Friday and excluding designated holidays recognized by Alion) as compared to fifty-eight available workdays for the interim period ended December 20, 2002. Accordingly, comparisons between the three-

month quarter ended December 31, 2003 and the twelve-week interim period ended December 20, 2002 will need to consider the differing lengths of time.

Recently Issued Accounting Pronouncements

      On January 12, 2004, the Financial Accounting Standards Board (FASB) issued Staff Position No. FAS 106-1 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP 106-1). FSP 106-1 permits employers that sponsor postretirement benefit plan to defer accounting for any effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 that was signed into law on December 8, 2003.

      In accordance with the FSP 106-1, neither the accumulated postretirement benefit obligation nor the net periodic postretirement benefit costs reflected in the accompanying financial statements reflect the effect of the Medicare Prescription Drug Improvement and Modernization Act of 2003 on Alion’s plan. Authoritative guidance, when issued, could require the Company to change previously reported information.

4.	Earnings (Loss) Per Share

      For the pro forma interim period ended December 20, 2002, pro forma loss per share has been computed as though the 2,575,408 shares of common stock sold by the Company to the employee stock ownership plan (ESOP) component of its Employee Ownership Savings and Investment Plan (KSOP) on December 20, 2002 to fund the Transaction described in Note 1, were outstanding for the entire period presented. Prior to the sale of shares of common stock to the ESOP, the Company’s capital structure consisted of 100 shares of common stock issued and outstanding. Accordingly, historical earnings per share information for periods prior to the Transaction has not been presented as it is not indicative of the Company’s ongoing capital structure.

      Loss per share excludes the impact of warrants and stock appreciation rights described herein as the impact of their inclusion would be anti-dilutive for all periods presented.

5.	Goodwill and Intangible Assets

      The Company accounts for goodwill and other intangible assets in accordance with the provisions of SFAS No. 142, which requires, among other things, the discontinuance of goodwill amortization. In addition, goodwill is to be reviewed at least annually for impairment. The Company has elected to perform this review annually at the end of each fiscal year. The accompanying pro forma statement of operations excludes historical goodwill amortization expense.

      As a result of the Transaction described in Note 1, for the fiscal year ended September 30, 2003, the Company recorded goodwill of approximately $63.6 million, which is subject to the aforementioned annual impairment review. During fiscal year 2003 and for the quarter ended December 31, 2003, goodwill increased by $1.9 million and $9.4 million, respectively, as a result of recording additional obligations related to earnout arrangements and the acquisition described in Note 9. In addition, the Company recorded intangible assets of approximately $30.6 million during fiscal year 2003 comprised primarily of purchased contracts. The intangible assets have an estimated useful life of three years and are being amortized using the straight-line method.

6.	Redeemable Common Stock Warrants

      In connection with the issuance of the Mezzanine Note, Subordinated Note, and the Deferred Compensation Agreement described in Note 7, the Company issued 524,229, 1,080,437, and 22,062, respectively, detachable redeemable common stock warrants (the Warrants) to the holders of those instruments. The Warrants have an exercise price of $10 per share and are exercisable until December 20, 2008 for the warrants associated with the Mezzanine Note and the Deferred Compensation Agreement and until December 20, 2010 for the warrants associated with the Subordinated Note. In addition, the

Warrants enable the holders to sell the warrants back to the Company, at predetermined times, at the then current fair value of the common stock less the exercise price. Accordingly, the warrants are classified as debt instruments in accordance with Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. The estimated fair value of the Warrants of approximately $10.3 million on the date of issuance was recorded as a discount to the face value of the notes issued and as a liability in the accompanying consolidated balance sheet. The estimated fair value of the Warrants was $15.5 million as of December 31, 2003. Changes in the estimated fair value of the Warrants are recorded as interest expense in the accompanying consolidated statement of operations.

7.	Long-term Debt

      On December 20, 2002, the Company executed a senior credit agreement among LaSalle Bank National Association, US Bank, National Cooperative Bank, Orix Financial Services, Inc. and BB&T Bank to refinance and replace IITRI’s prior credit arrangements and to finance, in part, the Transaction. The senior credit facility consists of a $25.0 million revolving credit facility and a $35.0 million term loan. All principal obligations under the revolving credit facility are to be repaid in full no later than December 20, 2007. The senior credit facility is secured by a first priority, perfected security interest in all of the Company’s current and future tangible and intangible property. As of December 31, 2003, the Company had approximately $8.3 million borrowed under the revolving credit facility.

      As of December 31, 2003, the remaining principal repayments (taking into account previous repayments) of $28.0 million under the term loan will be payable in quarterly installments, yielding remaining fiscal year repayments in the following amounts:

Fiscal Year Ending September 30,	(In thousands)
2004	$3,750
2005	$6,875
2006	$8,250
2007	$8,875
2008	$250

      For the periods until the receipt of the compliance certificate and audited financial statements for the fiscal year ended September 30, 2003, the Company’s borrowings under the senior credit facility were to bear interest at either of two floating rates: a per year rate equal to the Eurodollar rate plus 350 basis points, or LaSalle’s prime rate (base rate) plus 200 basis points.

      Effective February 14, 2003, the Company exercised its right and elected that the term note bear interest at a Eurodollar rate. This election did not affect the interest rate applicable to amounts borrowed under the revolving line of credit. As a result, interest under the term note was payable at the prime rate (base rate) plus 200 basis points until February 14, 2003. Thereafter and until December 28, 2003, the term note bore interest at the Eurodollar rate plus 350 basis points.

      After December 28, 2003, based on calculation of the Company’s leverage ratio as of September 30, 2003, borrowings under the term note will bear interest at the Eurodollar rate plus 325 basis points.

      The Company entered into an interest rate cap agreement effective as of February 3, 2003 with one of its senior lenders. Under this agreement, the Company’s maximum effective rate of interest payable on the first $25 million of principal under of its term note is not to exceed 6%. Any interest the Company pays on the first $25 million of principal in excess of 6% will be calculated and reimbursed to the Company semiannually by the senior lender pursuant to the cap agreement. This cap agreement expires February 3, 2007. As of December 31, 2003, the cap agreement had a fair value of approximately $0.1 million, which has been recorded in the accompanying consolidated balance sheet.

      On December 20, 2002, the Company paid $1.7 million to obtain a senior credit facility that includes a $35 million Senior Term Note and a $25 million revolving credit facility which was recorded as debt discount. The Company is using the effective interest method to accrete the value of long-term debt to its face value. For the quarter ended December 31, 2003, the Company recognized approximately $0.5 million of interest expense related to accretion of this discount.

      On February 6, 2004, Amendment Number 1 to the Senior Credit Agreement was entered into, whereby the definition of “Borrowing Base (Senior Debt)” was redefined for the fiscal period ending December 31, 2003. As such, the amended definition potentially increases the Company’s borrowing capacity under the senior credit agreement.

      On December 20, 2002, the Company issued to IITRI a Mezzanine Note securities purchase agreement (Mezzanine Note) with a face value of approximately $20.3 million. The Mezzanine Note served as part of the consideration for the Transaction. The Company is required to pay interest on the Mezzanine Note at a rate of 12% per year, based on a 360-day year of twelve 30-day months. Interest is payable quarterly in cash. The Company is required to pay the outstanding principal amount of the Mezzanine Note in a lump sum on December 20, 2008. The Mezzanine Note is subordinate to the senior credit facility, but ranks senior to the subordinated note.

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

      Also, on December 20, 2002, the Company issued a seller note to IITRI under a seller note securities purchase agreement (Subordinated Note) with a face value of $39.9 million. The Subordinated Note served as part of the consideration for the Transaction. The Subordinated Note bears interest at a rate of 6% per year through December 2008 payable quarterly by the issuance of non-interest bearing notes (paid-in-kind notes or PIK notes) maturing at the same time as the Subordinated Note. The issuance of the PIK notes will have the effect of deferring the underlying cash interest expense on the Subordinated Note, but because the PIK notes will not themselves bear interest, they will not have the effect of compounding any interest on these interest payment obligations. Commencing December 2008, the Subordinated Note will bear interest at 16% per year payable quarterly in cash through the time of repayment in full of the Subordinated Note. Principal on the Subordinated Note will be payable in equal installments of $19.95 million in December 2009 and December 2010; the PIK notes are also due in equal installments of $7.2 million on these same dates.

      On December 20, 2002, the Company entered into a deferred compensation agreement with Dr. Bahman Atefi, its President, CEO and Chairman, as a condition to completing the Transaction. Under the deferred compensation agreement, Dr. Atefi is entitled to a payment of approximately $857,000 on December 20, 2008, plus 12% cash interest per year.

      Under the terms of the Senior Credit Facility and Mezzanine Note, the Company is subject to covenants including financial covenants with respect to minimum fixed charge coverage, maximum total senior leverage, maximum total leverage, maximum capital expenditures, minimum EBITDAE, as defined, and other customary covenants. As of December 31, 2003, the Company was in compliance with these financial covenants.

      In summary, for the aforementioned debt agreements, as of December 31, 2003 the remaining fiscal year repayments (at face amount before debt discount) are as follows:

	Post-Transaction 8-Year Period (in thousands)

	2004	2005	2006	2007	2008	2009	2010	2011	Total
Principal payments
Senior term note	$3,750	$6,875	$8,250	$8,875	$250				$28,000
Mezzanine note and agreement with officer						$21,200			21,200
Subordinated note							$19,950	$19,950	39,900

Total principal payments	$3,750	$6,875	$8,250	$8,875	$250	$21,200	$19,950	$19,950	$89,100

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

      For the quarter ended December 31, 2003, revenues from services provided to various agencies of the U.S. Government represented $57.8 million or approximately 98%, and $46.7 million or approximately 99% of revenues for the interim period ended December 20, 2002. Contract receivables from agencies of the U.S. Government represented approximately $46.1 million, or 94%, of accounts receivable at December 31, 2003 and $43.9 million, or 91%, at December 20, 2002.

      In addition, during the quarter ended December 31, 2003, there were no sales by Alion to any customers within a single country (except for the United States) where the sales accounted for 10% or more of total revenue. The Company treats sales to U.S. Government customers as sales within the United States regardless of where the services are performed. Substantially all of the Company’s assets were located within the United States for the quarter ended December 31, 2003.

9.	Acquisition of Innovative Technologies Solutions Corporation

      On October 31, 2003, Alion acquired 100% of the outstanding shares of Innovative Technologies Solutions Corporation (ITSC) for $4.0 million. The transaction is also subject to an earnout provision not-to-exceed $2.5 million. ITSC is a New Mexico corporation with approximately 53 employees, the majority of whom are located in New Mexico. ITSC provides nuclear safety and analysis services to the U.S. Department of Energy (DOE) as well as to the commercial nuclear power industry. While the allocation of purchase price is preliminary, the Company has recorded approximately $3.7 million of goodwill as a result of the acquisition.

10.	Commitments and Contingencies

      On September 16, 2002, IITRI filed a lawsuit against Clyde Andrews and William Bewley, former shareholders of AB Technologies, Inc., in the U.S. District Court for the Eastern District of Virginia. IITRI acquired substantially all of the assets of AB Technologies in February 2000.

      The lawsuit sought to compel the defendants to submit disputed issues to an independent accounting firm, in accordance with the terms of the asset purchase agreement. The Company also sought declaratory judgment that it was entitled to a downward adjustment to the purchase price and a finding that it properly computed the earnout required by the asset purchase agreement.

      Messrs Andrews and Bewley filed a lawsuit against IITRI for breach of the AB Technologies asset purchase agreement claiming at least $8.2 million in damages. The Andrews-Bewley lawsuit was removed to federal court and consolidated into IITRI’s lawsuit. The federal court stayed the litigation and ordered both parties to submit the dispute to the independent accounting firm of Grant Thornton for arbitration.

      On January 20, 2004, the arbitrator issued a decision awarding $725,829 to Messrs. Andrews and Bewley as a purchase price adjustment under the AB Technologies asset purchase agreement and increasing the earnout payment amounts to be paid by the Company under the asset purchase agreement. The arbitrator’s adjustments reflect an increase from $457,086 to $771,038 for the fiscal year 2000 earnout payment, an increase from $395,734 to $1,165,651 for the fiscal year 2001 earnout payment, and an increase from $741,690 to $1,826,187 for the fiscal year 2002 earnout payment. In sum, the arbitrator awarded Messrs. Andrews and Bewley approximately $4.4 million of the at least $8.2 million in damages that they sought, and the arbitrator also established guidelines to be used to calculate future earnout payments through fiscal year 2005. As a result of the arbitrator’s decision, the total amount due to Messrs. Andrews and Bewley for purchase price adjustment and earnout payments through fiscal year 2002 under the AB Technologies asset purchase agreement is approximately $4.4 million, of which the Company had already accrued approximately $2.9 million as of September 30, 2003. The payment of the approximately $4.4 million amount is due from the Company in the second quarter of fiscal year 2004.

11.	Acquisition and Pro Forma Information

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

      Prior to the Transaction, the Company’s activities had been organizational in nature. The consolidated balance sheet as of December 20, 2002 reflects the estimated fair values of the acquired assets and assumed liabilities, the sale of common stock to the ESOP, and the debt and warrants issued as described in Notes 6 and 7.

      The pro forma consolidated statement of operations for the interim period ended December 20, 2002 has been prepared by giving effect to the following transactions as if those transactions had been consummated on October 1, 2002:

•	The incurrence of debt with detachable warrants to purchase common stock as described in Notes 6 and 7;

•	The consummation of the Transaction, accounted for using the purchase method; and

•	The purchase of common stock by the ESOP.

      For the interim period ended December 20, 2002, the pro forma consolidated statement of operations includes pro forma adjustments to reverse historical amortization expense related to pre-Transaction goodwill, to record the amortization of identifiable intangible assets, to record interest expense on debt issued to finance the Transaction, to record the amortization of debt issuance costs, and to record the accretion of debt to face value to reflect the discount for the estimated fair value of Warrants issued.

      The pro forma information does not purport to be indicative of the results of operations that would have actually been obtained if the transactions had occurred on the dates indicated or the results of operations that will be reported in the future.

12.	Subsequent Event

      On February 13, 2004, the Company purchased all the outstanding capital stock of Identix Public Sector, Inc. (IPS), a Virginia corporation, for approximately $8 million, using proceeds from the Company’s existing line of credit. In addition, at closing the Company reimbursed IPS’s parent company $0.9 million for intercompany payables. A contingent payment of $0.5 million may be due from the Company in the future. Alion expects the IPS acquisition to enable the Company to expand its program management support within the U.S. Navy and provide a new core competency in facilities engineering management.

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

      The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following: changes to the ERISA laws related to the Company’s Employee Ownership, Savings and Investment Plan; changes to the tax laws relating to the treatment and deductibility of goodwill, the Company’s subchapter S status, or any change in the Company’s effective tax rate; additional costs associated with compliance with the Sarbanes-Oxley Act of 2002, including any changes in the SEC’s rules, and other corporate governance requirements; failure of government customers to exercise options under contracts; funding decisions relating to U.S. Government projects; government contract procurement (such as bid protest) and termination risks; competitive factors such as pricing pressures and/or competition to hire and retain employees; the results of current and/or future legal proceedings and government agency proceedings which may arise out of our operations (including our contracts with government agencies) and the attendant risks of fines, liabilities, penalties, suspension and/or debarment; material changes in laws or regulations applicable to the Company’s businesses; as well as other risk factors discussed in the Company’s registration statement on Form S-1 filed with the SEC on January 22, 2004.

      Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s view only as of February 13, 2004. The Company undertakes no obligation to update any of the forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise. This discussion addresses only our continuing operations.

Critical Accounting Estimates and Policies

      Our significant accounting policies are described in Note 2 to the consolidated financial statements included in Post-Effective Amendment No. 4 to the Company’s registration statement on Form S-1 (No. 333-89756) filed with the SEC on January 22, 2004.

      Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, which potentially result in materially different results under different assumptions and conditions. Application of these policies is a critical element in the portrayal of our financial condition and results of operations. The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these quarterly and interim period consolidated financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions.

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

      The Company’s revenue results from contract research and other services under a variety of contracts, some of which provide for reimbursement of cost plus fees and others of which are fixed-price or time-and-material type contracts. Absent evidence to the contrary, we recognize revenues as follows:

      Revenue on cost-reimbursement contracts is recognized as costs are incurred and include an estimate of applicable fees earned.

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

      Contract costs on federal government contracts, including indirect costs, are subject to audit by the federal government and adjustment pursuant to negotiations between the Company and government representatives. All of the Company’s federal contract indirect costs have been audited and agreed upon through fiscal year 2001. Contract revenues on federal government contracts have been recorded in amounts that are expected to be realized upon final settlement. The Company has submitted its fiscal year 2002 indirect cost submission to its cognizant government audit agency; this submission is undergoing the audit process at this time. The Company intends to submit its fiscal year 2003 indirect cost submission on or about March 31, 2004.

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

      For the quarter ended December 31, 2003, we derived approximately 64%, 23% and 13% of our revenues from cost-plus, time-and-material and fixed-price contracts, respectively.

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

      The majority of our revenues is earned under contracts with various departments and agencies, or prime contractors, of the federal government. Certain revenues and payments we receive are based on provisional billings and payments that are subject to adjustment under audit. Federal government agencies and departments have the right to challenge our cost estimates and allocations with respect to government contracts. Also, contracts with such agencies are subject to audit and possible adjustment to account for unallowable costs under cost-type contracts or other regulatory requirements that affect both cost-type and fixed-price contracts.

Goodwill and Identifiable Intangible Assets

      The Company accounts for goodwill and other intangible assets in accordance with the provisions of SFAS No. 142, which requires, among other things, the discontinuance of goodwill amortization. In accordance with the provisions of SFAS No. 142, the Company no longer amortizes goodwill, however goodwill is to be reviewed at least annually for impairment. The Company has elected to perform the annual review at the end of each fiscal year. In addition, the Company will assess the impairment of goodwill and identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important to possibly trigger an impairment review consist of:

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

      As of December 31, 2003, the Company has goodwill of approximately $74.9 million, which will be subject to the aforementioned annual impairment review. In addition, in connection with the IITRI acquisition, the Company recorded intangible assets of approximately $30.6 million, comprised primarily of purchased contracts. The intangible assets have an estimated useful life of three years and are amortized using the straight-line method.

Comparisons of Results of Operations

      The Company’s fiscal year ends on September 30. Beginning with the fiscal year ending September 30, 2004, the Company began operating on a three-month quarter, four-quarter fiscal year whereas for the fiscal year ended September 30, 2003 the Company operated on a 13-period fiscal year consisting of three, four-week periods in its first interim period; three, four-week periods in its second interim period; four, four-week periods in its third interim period; and the balance of the fiscal year of approximately three, four-week periods in its fourth interim period. For the quarter ended December 31, 2003, there were sixty-four available work days (based on a standard, five-day work week of Monday through Friday and excluding designated holidays recognized by Alion) as compared to fifty-eight available work days for the interim period ended December 20, 2002. Accordingly, comparisons between the three-month quarter ended December 31, 2003 and the twelve-week interim period ended December 20, 2002 will need to take into account the differing lengths of time.

      As described in the notes to the accompanying consolidated financial statements, Alion completed the acquisition of substantially all of the assets and certain of the liabilities of IIT Research Institute on December 20, 2002, the last day of the Company’s first interim period for the fiscal year ended September 30, 2003. The following discussion and analysis of results of operations relates to the results of operations for the quarter ended December 31, 2003 and for the pro forma results of operations for the interim period ended December 20, 2002, assuming that the IITRI acquisition had been consummated on the first day of the interim period, October 1, 2002.

      The following table sets forth, for each period indicated, the percentage of our revenues derived from each of our major types of customers.

	Quarter Ended	Interim Period Ended
	December 31, 2003	December 20, 2002

Department of Defense	93.0%	93.0%
Federal Civilian Agencies	4.9	5.8
Commercial/State/Local	2.1	1.2

Total	100.0%	100.0%

Results of Operations

Quarter Ended December 31, 2003 Compared to Pro Forma Interim Period Ended December 20, 2002

      Revenues. Revenues increased $11.3 million, or 24.0%, to $58.6 million for the quarter ended December 31, 2003, from $47.3 million for the interim period ended December 20, 2002. This $11.3 million increase is attributable to the following events or circumstances:

•	For the quarter ended December 31, 2003 there were sixty-four available workdays (based on a standard five-day work week of Monday through Friday and excluding designated holidays recognized by Alion) as compared to fifty-eight for the interim period ended December 20, 2002. The six-day increase in the number of available work days for the quarter ended December 31, 2003 resulted in additional revenue of approximately $5.4 million of the $11.3 million increase.

•	Alion completed the acquisition and purchase of Integrated Technology Solutions Corporation (ITSC) on October 31, 2003. For the nine-week period for November 1, 2003 to December 31, 2003, the revenue generated by the activities of ITSC was approximately $1.4 million which contributed to the $11.3 million increase in revenue.

•	Our performance of additional work under contracts that were in existence during the prior year. An increase in our decommissioning and demilitarization support services to the U.S. Army’s

Newport Chemical Agent Disposal Facility (NECDF), under a subcontract to Parsons Infrastructure and Technology Group, Inc., accounted for approximately $1.1 million of increased revenue, while our support to the Department of Defense Joint Spectrum Center (JSC) accounted for approximately $0.3 million of increased revenue. Additional work in modeling and simulation services performed under the MSIAC contract with the Department of Defense contributed approximately $0.2 million of the revenue increase.

      On the balance of our contracts, revenue increased approximately $2.9 million for the quarter ended December 31, 2003 as compared to the interim period ended December 20, 2002.

      Excluding the $5.4 million and $1.4 million increases in revenue associated with the impact of the additional six working days during the quarter ended December 31, 2003 and the purchase of ITSC operations (which occurred on October 31, 2003), respectively, revenue increased approximately $4.5 million, or 9.5%, to $51.8 million (as adjusted) for the quarter ended December 31, 2003 from $47.3 million for the interim period ended December 20, 2002.

      As a component of revenue, material and subcontract (M&S) revenue increased approximately $4.8 million, or 46.6%, to $15.1 million for the quarter ended December 31, 2003 from $10.3 million for the interim period ended December 20, 2002. Approximately $1.4 million of the $4.8 million increase is due to the six-day increase in available workdays for the quarter ended December 31, 2003 as compared to the interim period ended December 20, 2002. Also, approximately $0.5 million of the $4.8 million increase in M&S revenue is related to activities performed by ITSC, which began to be included in the Company’s operations on November 1, 2003. Approximately $2.9 million of the $4.8 million increase is associated with M&S activity on the balance of our contracts. M&S revenues vary in both dollar amount and schedule which are dependent on the requirements of the contracts.

      Direct Contract Expenses. Direct contract expenses increased $7.4 million, or 21.3%, to $42.1 million for the quarter ended December 31, 2003, from $34.7 million for the interim period ended December 20, 2002. As a component of direct contract expenses, direct labor costs for the quarter ended December 31, 2003 increased by $3.5 million or 15.0%. Approximately $2.5 million of the $3.5 million increase in direct labor cost is due to the impact of the additional six working days in the quarter ended December 31, 2003. Also, approximately $0.7 million of the increase in direct labor cost is attributable to the direct labor performed by ITSC, which was included in our operations beginning November 1, 2003. The remaining $0.3 million increase is attributable to increased direct labor cost incurred on existing contracts. As a component of direct contract expense, other direct costs (ODC’s) increased by $0.4 million or 24.0% when compared to the interim period ended December 20, 2002. As a component of direct contract expense, material and subcontract cost increased approximately $4.4 million, or 46.3%, to $13.9 million for the quarter ended December 31, 2003, compared to $9.5 million for the interim period ended December 20, 2002. Approximately $1.3 million of the $4.4 million increase in M&S costs is due to the impact of the additional six working days that occurred for the quarter ended December 31, 2003. Approximately $0.4 million of the increase in M&S is related to the M&S activities performed by the ITSC, which was included in our operations beginning November 1, 2003. The remaining increase of $2.7 million is attributable to increased M&S cost incurred on existing contracts. As a percentage of revenue, direct contract expenses decreased to 71.9% for the quarter ended December 31, 2003 from 73.3% for the interim period ended December 20, 2002.

      Gross Profit. Gross profit increased $3.9 million, or 30.9%, to $16.5 million for the quarter ended December 31, 2003, from $12.6 million for the interim period ended December 20, 2002. Approximately $1.5 million of the $3.9 million increase is due to the additional gross profit recognized on the revenue generated during the six additional working days during the quarter ended December 31, 2003. Also, approximately $0.3 million of the $3.9 million increase is attributable to the gross profit generated by the contracts performed by ITSC which was included in our operations beginning November 1, 2003. Gross profit as a percentage of revenue increased to 28.1% for the quarter ended December 31, 2003, from 26.7% for the interim period ended December 20, 2002. For the interim period ended December 20, 2002, revenue was partially offset by approximately $0.6 million, or 1.3% of revenue, related to certain additional costs on a fixed-price contract and non-reimbursable direct costs on a cost-reimbursement contract. Excluding this adjustment, gross margin for the interim period ended December 20, 2002 would have been 28.0%, which is comparable to the 28.1% gross margin for the quarter ended December 31, 2003.

      Operating Expenses. Operating expenses, net of depreciation and amortization, decreased approximately $1.7 million, or 10.8%, to $14.0 million for the quarter ended December 31, 2003, from $15.7 million for the interim period ended December 20, 2002. However, included in the $15.7 million of operating expenses for the interim period ended December 20, 2002 were approximately $5.5 million of non-recurring transaction-related expenses (e.g., third party legal, accounting, finance, etc.) incurred in connection with the purchase of assets from IITRI. No such transaction-related expenses were incurred for the quarter ended December 31, 2003. Accordingly, operating expenses, net of depreciation and amortization and adjusted for non-recurring transaction-related expenses, increased approximately $3.8 million, or 37.2%, to $14.0 million for the quarter ended December 31, 2003 from $10.2 million (i.e. $15.7 million less $5.5 million) for the interim period ended December 20, 2002. Approximately $1.3 million of the increase in total operating expenses is due to the impact of the six additional working days during the quarter ended December 31, 2003 as compared to interim period ended December 20, 2002. Approximately $0.3 million of the $3.8 million increase is attributable to the operating expenses incurred by ITSC, which was included in our operations beginning November 1, 2003.

      As a component of our operating expenses, overhead expenses for indirect personnel and facilities costs related to rental and occupancy expenses increased approximately $1.7 million, or 35.4%, to $6.5 million for the quarter ended December 31, 2003, from $4.8 million for the interim period ended December 20, 2002. Approximately $0.6 million of the $1.7 million increase is due to the additional six working days during the quarter ended December 30, 2003, and approximately $0.3 million is attributable to facility and occupancy costs incurred by ITSC. The remaining $0.8 million increase was driven by infrastructure needs in support of the revenue growth.

      As a second component of our operating expenses, general and administrative expense increased approximately $2.1 million, or 39.6%, to $7.4 million for the quarter ended December 31, 2003, compared to $5.3 million for the interim period ended December 20, 2002. Approximately $0.7 million of the $2.1 million increase is due to the impact of the additional six working days. Additionally, outside legal fees of approximately $0.5 million associated with the AB Technologies arbitration proceedings and year-end audit fees of approximately $0.2 million were incurred for the quarter ended December 31, 2003. The remaining $0.7 million increase is due to additional costs to support the infrastructure. As a percentage of revenues, general and administrative expenses increased to 12.6% for the quarter ended December 31, 2003, compared to 11.3% for the interim period ended December 20, 2002. For the quarter ended December 31, 2003, approximately 1.1 percentage points of the 12.6% is associated with the approximate $0.7 million increase in general and administrative expenses related to outside legal and audit fees.

      Depreciation and Amortization. Depreciation and amortization expense increased approximately $0.2 million, or 6.9%, to $3.1 million for the quarter ended December 31, 2003, as compared to $2.9 million for the interim period ended December 31, 2003. The increase in depreciation expense is due to the amortization associated with approximately $1.3 million of capital expenditures incurred during the year ended September 30, 2003. For each respective quarter or interim period, approximately $2.4 million of total amortization expense was incurred associated with the intangible asset value assigned to purchased customer contracts. Additionally, for each respective quarter or interim period, approximately $0.1 million of depreciation expense was incurred associated with the fair market value assigned to the purchased assets.

      Income from Operations. For the quarter ended December 31, 2003, we sustained a $0.6 million loss from operations compared with $6.0 million operating loss for the interim period ended December 20, 2002. For the interim period ended December 20, 2002, the $6.0 million operating loss included approximately $5.5 million of transaction-related expenses, described above. Transaction-related costs of a similar nature did not occur during the quarter ended December 31, 2003.

      Other Income and Expense. Other expenses increased approximately $1.4 million, or 60.8%, to $3.7 million for the quarter ended December 31, 2003 as compared to $2.3 million for the interim period ended December 20, 2002. Approximately $0.9 million of the $1.4 million increase is associated with the interest expense incurred related to the debt financing associated with the purchase of the assets from IITRI; specifically, the warrant liabilities increased as a result of an increase in the share price of Alion’s common stock which resulted in additional interest expense. Also, approximately $0.4 million of the $1.4 million increase is associated with an increase in the deferred compensation expense related to Alion’s stock appreciation rights and Phantom Stock plans. For the quarter ended December 31, 2003, the deferred compensation expense was approximately $0.4 million while for the interim period ended December 20, 2002, the deferred compensation expense was zero. The remaining $0.1 million of the $1.4 million increase is associated with interest expense on the revolving credit facility.

      Income Tax (Expense) Benefit. Our wholly-owned subsidiary, HFA, had operating income of approximately $0.4 million for the quarter ended December 31, 2003, compared to $0.1 million for the interim period ended December 20, 2002. As of December 20, 2002, HFA was determined to be a qualified subchapter S subsidiary and is no longer treated as a taxable corporation for federal income tax purposes. As a result, HFA recorded no income tax provision for the quarter ended December 31, 2003 and approximately $0.03 million for the interim period ended December 20, 2002.

      Net Income (Loss). The net loss of $4.3 million for the quarter ended December 31, 2003, as compared to net loss of $8.2 million for the interim period ended December 20, 2002, is due to the factors discussed above.

Recent Accounting Pronouncements.

      On January 12, 2004, the Financial Accounting Standards Board (FASB) issued Staff Position No. FAS 106-1 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP 106-1). FSP 106-1 permits employers that sponsor postretirement benefit plans to defer accounting for any effects of the Medicare Prescription Drug Improvement and Modernization Act of 2003 that was signed into law on December 8, 2003.

      In accordance with FSP 106-1, neither the accumulated postretirement benefit obligation nor the net periodic postretirement benefit costs reflected in the accompanying financial statements reflect the effect of the Medicare Prescription Drug Improvement and Modernization Act of 2003 on Alion’s plan. Authoritative guidance, when issued, could require the Company to change previously reported information.

Liquidity and Capital Resources.

      Historically, primary sources of liquidity of the business we acquired on December 20, 2002 have been cash provided by operations and revolving credit and term-loan facilities. We intend to fund our operations primarily through cash provided by operating activities and drawdowns from our revolving credit facility.

      The following discussion relates to both the cash flows of Alion for the quarter ended December 31, 2003 and the cash flows of the business we acquired from IITRI for the interim period ended December 20, 2002. Alion’s Consolidated Statements of Cash Flows are provided herein. The statements of cash flow for the business we acquired from IITRI are included in Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 22, 2004.

      Net cash used in operating activities was $0.6 million for the quarter ended December 31, 2003, a decrease in use of $3.3 million from $3.9 million used in operating activities of the business we acquired on December 20, 2002 for the interim period ended December 20, 2002. The primary reason for this $3.3 million decrease in cash used in operations was that during the interim period ended December 20, 2002, approximately $3.2 million in cash was used to pay the transaction costs associated with IITRI’s sale of assets to Alion. For the quarter ended December 31, 2003, there were no such transaction-related costs incurred.

      Net cash used in investing activities was $4.3 million for the quarter ended December 31, 2003, and $0.5 million for the interim period ended December 20, 2002 of the business we acquired on December 20,

2002. Approximately $3.7 million of the $4.3 million of cash used during the quarter ended December 31, 2003 was for the acquisition and purchase of ITSC. During the interim period ended December 20, 2002, the cash Alion paid for the selected operations of IITRI was $58.6 million. Cash of $25.5 million was generated from the sale of Alion common stock to the ESOP Trust, and $33.1 million resulted from borrowings under the Senior Term Note.

      Net cash provided by financing activities was $6.4 million for the quarter ended December 31, 2003, compared to cash provided by financing activities of $4.0 million for the interim period ended December 20, 2002 of the business we acquired on December 20, 2002. This increase of $2.4 million in net cash provided by financing activities was primarily due to an increase in borrowings under Alion’s working capital bank facility. For the quarter ended December 31, 2003, the balance drawn under the working capital facility was approximately $8.3 million. For the interim period ended December 20, 2002, the balance drawn was approximately $6.1 million. During the 2002 interim period, the additional financing required to complete the purchase of the selected operations of IITRI included a $35.0 million Senior Term Note, a $20.3 million Mezzanine Note (with warrants), a $39.9 million Subordinated Note (with warrants), and the sale of $25.5 million of common stock to the ESOP Trust.

      For the quarter ended December 31, 2003, net cash used in operating activities of $2.0 million is associated with approximately a $1.6 million increase in accounts receivable related to growth in our business. Other assets increased approximately $1.5 million associated with a $1.3 million investment in non-marketable securities and $0.2 million in prepaid insurance. Increases in trade accounts payable and other liabilities resulted in cash provided by operations of approximately $1.0 million and $0.2 million, respectively.

      Discussion of debt structure

      On December 20, 2002, the Company entered into a senior credit agreement among LaSalle Bank National Association, US Bank, National Cooperative Bank, Orix Financial Services, Inc. and BB&T Bank to refinance and replace IITRI’s prior credit arrangements. The new agreement consists of a $25.0 million revolving credit facility and a $35.0 million term loan to finance, in part, the IITRI acquisition. Principal repayments under the term loan are payable in quarterly installments. As of December 31, 2003, the approximate remaining fiscal year principal repayments (taking into account previous repayments) of $28.0 million are as follows:

Fiscal Year Ended September 30, 2004	$3.8 million
Fiscal Year Ended September 30, 2005	$6.9 million
Fiscal Year Ended September 30, 2006	$8.3 million
Fiscal Year Ended September 30, 2007	$8.3 million
Fiscal Year Ended September 30, 2008	$0.3 million

      The Company must repay all principal obligations under the revolving credit facility no later than December 20, 2007. The senior credit facility is secured by a first priority, perfected security interest in all of the Company’s current and future tangible and intangible property.

      From December 20, 2002 until January 31, 2004, the term note and the revolving line of credit under the senior credit facility bore interest at either of two floating rates at the Company’s choice: an annual rate equal to the Eurodollar rate plus 350 basis points, or the LaSalle Bank prime rate plus 200 basis points. After January 31, 2004, the interest rate equals the Eurodollar rate or the prime rate plus margins which will vary depending upon the Company’s leverage ratio. Leverage is the ratio of total funded debt, excluding the Subordinated Note (described below), to earnings before interest, taxes, depreciation, amortization, ESOP repurchase obligations and non-cash compensation expenses.

Revolving Credit
and Term Loan	Level I	Level II	Level III	Level IV

Leverage ratio	Less than 2.0 to 1.0	Less than 2.5 to	Less than 3.0 to	Greater than or
		1.0 and greater	1.0 and greater	equal to 3.0 to 1.0
		than or equal to	than or equal to
		2.0 to 1.0	2.5 to 1.0
Base rate margin	125 basis points	150 basis points	175 basis points	200 basis points
Eurodollar margin	275 basis points	300 basis points	325 basis points	350 basis points
Commitment fee (usage less than 40%)	100 basis points	100 basis points	100 basis points	100 basis points
Commitment fee (usage greater than or equal to 40%)	50 basis points	50 basis points	50 basis points	50 basis points

      Effective February 14, 2003, the Company exercised its right to have the term note bear interest at a Eurodollar rate. This does not affect the interest rate on the revolving line of credit. Interest on the term note was payable at the LaSalle Bank prime rate plus 200 basis points through February 14, 2003. Thereafter and until December 28, 2003, the term note bore interest at the Eurodollar rate plus 350 basis points.

      After December 28, 2003, based on calculation of the Company’s leverage ratio as of September 30, 2003, borrowings under the term note will bear interest at the Eurodollar rate plus 325 basis points.

      On February 6, 2004, Amendment Number 1 to the Senior Credit Agreement was executed by and among the parties whereby the definition of “Borrowing Base (Senior Debt)” has been redefined for the fiscal period ending December 31, 2003. As such, the amended definition potentially increases the Company’s borrowing capacity under the Senior Credit Agreement.

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

      On July 3, 2003, July 18, 2003, and September 18, 2003, the Company made $0.6 million, $0.7 million, and $0.7 million advance payments, respectively, on the senior term loan. The Company paid the second, third and fourth quarterly installments of $1.25 million each on the senior term loan on Monday, July 7, 2003 (with the approval of the senior lender because Friday, July 4, 2003, was a bank holiday) , September 30, 2003, and December 19, 2003 respectively. On December 31, 2003, the Company had approximately $28.0 million in borrowings outstanding under the senior term note with approximately $8.3 million outstanding under the revolving credit facility.

      The revolving credit facility bears interest at the LaSalle Bank prime rate plus 200 basis points, which was 6.0% as of December 31, 2003. The approximately $28.0 million balance remaining under the senior term note bears interest at the Eurodollar rate plus 350 basis points, which was 4.61% as of December 31, 2003.

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

      Also on December 20, 2002, the Company issued the Subordinated Note to IITRI, with a face value of $39.9 million, as part of the consideration for the IITRI acquisition. The Subordinated Note bears interest at a rate of 6% per year through December 2008, payable quarterly by the issuance of non-interest bearing notes, called paid-in-kind or (PIK) notes, which mature at the same time as the Subordinated Note. Issuance of the PIK notes will have the effect of deferring the underlying cash interest expense on the Subordinated Note. The PIK notes do not bear interest and therefore will not compound any interest on these payment obligations. Commencing December 2008, the Subordinated Note will bear interest at 16% per year payable quarterly in cash until the Subordinated Note has been repaid in full. Principal on the Subordinated Note is payable in equal installments of $19.95 million in December 2009 and December 2010; the PIK notes are also due in equal installments of $7.2 million on these same dates.

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

      On January 20, 2004, the arbitrator issued a decision awarding $725,829 to Messrs. Andrews and Bewley as a purchase price adjustment under the AB Technologies asset purchase agreement and increasing the earnout payment amounts to be paid by the Company under the asset purchase agreement. The arbitrator’s adjustments reflect an increase from $457,086 to $771,038 for the fiscal year 2000 earnout payment, an increase from $395,734 to $1,165,651 for the fiscal year 2001 earnout payment, and an increase from $741,690 to $1,826,187 for the fiscal year 2002 earnout payment. In sum, the arbitrator awarded Messrs. Andrews and Bewley approximately $4.4 million of the at least $8.2 million in damages that they sought, and the arbitrator also established guidelines to be used to calculate future earnout payments through fiscal year 2005. As a result of the arbitrator’s decision, the total amount due to Messrs. Andrews and Bewley for purchase price adjustment and earnout payments through fiscal year 2002 under the AB Technologies asset purchase agreement is approximately $4.4 million, of which the Company had already accrued approximately $2.9 million as of September 30, 2003. The payment of the approximately $4.4 million amount is due from the Company in the second quarter of fiscal year 2004.

      The Company’s minimum lease payment obligations under non-cancelable operating leases for years ending 2004, 2005, 2006, 2007 and 2008, are $8.3 million, $7.5 million, $5.4 million, $5.2 million and $5.2 million, respectively. The remaining aggregate obligations on these leases thereafter are approximately $7.4 million. Commercial facility lease expenses are included in these amounts. These commercial facility lease obligations are currently reimbursable costs under the Company’s government contracts.

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

      In December 2003, the Company spent $0.7 million to re-purchase 50,031 shares of its common stock from the ESOP Trust at $14.71 per share to satisfy obligations to terminated employees.

      The Company believes that cash flow from operations and cash available under its revolving credit facility will provide it with sufficient capital to fulfill its current business plan and to fund its working capital needs for at least the next 36 months. Although the Company expects to continue to have positive cash flow from operations, it will need to generate significant additional revenues beyond its current revenue base and to earn net income in order to repay principal and interest on the indebtedness it assumed to finance the IITRI acquisition.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company’s exposure to interest rate risk is primarily due to the additional debt it incurred to finance the IITRI acquisition. The Mezzanine Note and Subordinated Note have fixed interest rates, and therefore present no risk of change to interest charges as a result of an increase in market interest rates. The balance drawn under the $25.0 million senior revolving credit facility and $3.0 million of the Company’s $28.0 million remaining balance on its senior term note, however, bear interest at variable rates tied to the Eurodollar rate. Such variable rates increase the risk that interest charges will increase materially if market interest rates increase. The Company has reduced, in part, the maximum total amount of variable interest rate risk by entering into an interest rate cap agreement which caps at 6% the first $25.0 million of principal borrowed under the term note effective until February 3, 2007. For a description of the arrangement, refer to “Discussion of Debt Structure” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

      The Company’s exposure to change in the fair market value of Alion’s stock as the economic basis for the estimate of contingent liabilities relates to:

•	Repurchase obligations under the KSOP which may be significant commencing in 2004;

•	Obligations related to the holders’ put rights associated with the Mezzanine Note warrants;

•	Obligations related to the holder’s put rights associated with the Subordinated Note warrants;

•	Obligations relating to its stock appreciation rights and phantom stock programs; and

•	Obligations relating to deferred compensation programs for senior managers.

ITEM 4.     CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that the Company file or submit under the Exchange Act.

(b)	Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 15d–15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

      On January 20, 2004, the arbitrator issued a decision awarding $725,829 to Messrs. Andrews and Bewley as a purchase price adjustment under the AB Technologies asset purchase agreement and increasing the earnout payment amounts to be paid by the Company under the asset purchase agreement. The arbitrator’s adjustments reflect an increase from $457,086 to $771,038 for the fiscal year 2000 earnout payment, an increase from $395,734 to $1,165,651 for the fiscal year 2001 earnout payment, and an increase from $741,690 to $1,826,187 for the fiscal year 2002 earnout payment. In sum, the arbitrator awarded Messrs. Andrews and Bewley approximately $4.5 million of the $8.2 million in damages that they sought, and the arbitrator also established guidelines to be used to calculate future earnout payments through fiscal year 2005. As a result of the arbitrator’s decision, the total amount due to Messrs. Andrews and Bewley for purchase price adjustment and earnout payments through fiscal year 2002 under the AB Technologies asset purchase agreement is approximately $4.4 million, of which the Company had already accrued approximately $2.9 million as of September 30, 2003. The payment of the approximately $4.4 million amount is due from the Company in the second quarter of fiscal year 2004.

      On February 28, 2003, Alion filed a lawsuit against Isovac Products, L.L.C., Inteledatics, Inc., James R. Gauger, George L. Stefanek and Joseph J. Petrovic in the Circuit Court of Cook County, Illinois, Chancery Division. Messrs. Gauger, Stefanek and Petrovic were formerly employed by IITRI.

      Alion’s complaint alleges that:

•	Under contract to the U.S. Army, IITRI developed a mobile rescue device — an Emergency Personal Isolation and Containment (“EPIC®”) Pod — to enable rescuers to safely attend to and support victims of chemical or biological attacks;

•	IITRI assembled a team of employees to conceive the device, including Messrs. Gauger, Stefanek and Petrovic, each of whom executed an agreement assigning to IITRI all intellectual property rights arising out of his employment. Messrs. Gauger, Stefanek and Petrovic also acknowledged receipt of the IITRI Code of Ethics prohibiting outside activities in conflict with IITRI’s interests;

•	In December 1998, IITRI filed a provisional patent application for the device;

•	In August 1999, Messrs. Gauger, Stefanek and Petrovic and IITRI employee Robert Mullins jointly filed a patent application, which assigned the patent to IITRI and that related back to IITRI’s December 1998 provisional patent application. The patent was awarded to IITRI in November 2001;

•	Messrs. Gauger, Stefanek and Petrovic began a process starting in March 1999, while they were still IITRI employees, to form companies that would compete with IITRI using IITRI’s trade secrets;

•	Isovac Products, L.L.C., Inteledatics, Inc., James R. Gauger, George L. Stefanek and Joseph J. Petrovic, collectively the defendants, misappropriated IITRI’s trade secrets and filed a patent application on behalf of Isovac Products, L.L.C.;

•	Mr. Petrovic defamed IITRI’s product in an interview with the New York Times for the defendants’ pecuniary gain and to cause harm to the reputation of IITRI’s products; and

•	IITRI assigned to Alion its intellectual property rights in the EPIC Pod and its rights to claims against the defendants as part of Alion’s purchase of substantially all of IITRI’s assets.

      Discovery has commenced and is ongoing. Alion is seeking an injunction barring the defendants from using Alion’s trade secrets, as well as exemplary damages.

      Other than the foregoing actions, the Company is not involved in any legal proceeding other than routine legal proceedings occurring in the ordinary course of business.

      As a government contractor, the Company may be subject from time to time to federal government inquiries relating to our operations and audits of our accounting procedures by the Defense Contract Audit Agency. Government contractors who are found to have violated the False Claims Act, or who are indicted or convicted for violations of other federal laws, may be suspended or debarred from government contracting for some period. Such an event could also result in fines or penalties. Given the Company’s dependence on federal government contracts, suspension or debarment could have a material adverse effect on the Company. The Company is not aware of any such claims or investigations against it.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.     OTHER INFORMATION

      None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)

Exhibit
No.	Description

3.1	Second Amended and Restated Certificate of Incorporation of Beagle Holdings, Inc.(1)
3.2	Amended and Restated By-laws of Alion Science and Technology Corporation.(3)
4.1	Amended and Restated Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(2)
4.2	First Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(4)
4.3	Second Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(5)
4.4	Third Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (5)
4.5	Fourth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (5)
10.29	First Amendment to the Credit Agreement by and among LaSalle Bank National Association as agent, various lenders and Alion Science and Technology Corporation.
31.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation pursuant to 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 17, 2002 (File no. 950133-2-3224).

(2)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Pre-Effective Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 7, 2002 (File no. 950133-2-3343).

(3)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 9, 2002 (File no. 950133-2-4018).

(4)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Post-Effective Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 24, 2003 (File no. 950133-3-862).

(5)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarterly period ended July 4, 2003, filed with the Securities and Exchange Commission on August 15, 2003 (File no. 950133-03-002960).

      (b) Reports on Form 8-K:

      During the quarter, the Company did not file a Report on Form 8-K.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALION SCIENCE AND TECHNOLOGY CORPORATION

Date: February 17, 2004

By:	/s/ John M. Hughes

Name: John M. Hughes
Title: Chief Financial Officer
(Principal Financial and Accounting Officer
and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Second Amended and Restated Certificate of Incorporation of Beagle Holdings, Inc.(1)
3.2	Amended and Restated By-laws of Alion Science and Technology Corporation.(3)
4.1	Amended and Restated Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(2)
4.2	First Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(4)
4.3	Second Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(5)
4.4	Third Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (5)
4.5	Fourth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (5)
10.29	First Amendment to the Credit Agreement by and among LaSalle Bank National Association as agent, various lenders and Alion Science and Technology Corporation.
31.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation pursuant to 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 17, 2002 (File no. 950133-2-3224).

(2)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Pre-Effective Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 7, 2002 (File no. 950133-2-3343).

(3)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 9, 2002 (File no. 950133-2-4018).

(4)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Post-Effective Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 24, 2003 (File no. 950133-3-862).

(5)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarterly period ended July 4, 2003, filed with the Securities and Exchange Commission on August 15, 2003 (File no. 950133-03-002960).