Form 10-Q
period 2004-03-31
ALION SCIENCE & TECHNOLOGY CORP
filed 2004-05-17
CIK 1166568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004.

COMMISSION FILE NUMBER 333–89756

Alion Science and Technology Corporation

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation of Organization) 10 West 35th Street	54–2061691 (I.R.S. Employer Identification No.) 1750 Tysons Boulevard, Suite 1300

Chicago, IL 60616 (312) 567–4000	McLean, VA 22102 (703) 918–4480

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
[  ] Yes [X] No

Indicate by check mark whether the registrant is an
accelerated filer (as defined in Rule 12b–2 of the Exchange Act).
Yes [  ] No [X]

The number of shares outstanding of Alion Science and Technology Corporation common stock as of March 31, 2004, was:
Common Stock 2,923,783

ALION SCIENCE AND TECHNOLOGY CORPORATION
FORM 10-Q INDEX
FOR THE QUARTER ENDED MARCH 31, 2004

PART I – Financial Information
Item 1. Financial Statements

ALION SCIENCE AND TECHNOLOGY CORPORATION

Consolidated Balance Sheets
As of March 31, 2004 (Unaudited) and September 30, 2003
(In thousands, except share information)

	March 31,	September 30,
	2004	2003
Assets
Current assets:
Cash	$136	$494
Restricted cash	—	5
Accounts receivable, less allowance of $3,041 at March 31, 2004 and $2,484 at September 30, 2003	57,826	42,777
Stock subscriptions receivable	—	1,246
Prepaid expense	2,629	974
Other current assets	1,219	987

Total current assets	61,810	46,483
Fixed assets, net	9,538	8,696
Intangible assets, net	17,789	22,788
Goodwill	84,021	65,522
Other	1,385	97
Deferred compensation assets	1,555	1,362

Total assets	176,098	144,948

Liabilities and Shareholder’s Equity, Subject to Redemption
Current liabilities:
Note payable to bank	$14,600	$—
Current portion of senior note payable	5,625	5,000
Acquisition obligations	9,186	2,928
Trade accounts payable and accrued liabilities	20,192	9,661
Accrued payroll and related liabilities	15,499	14,217
Advance payments	—	5
ESOP liabilities	2,165	320
Current portion of lease obligations	866	—
Billings in excess of costs and estimated earnings on uncompleted contracts	981	409

Total current liabilities	69,114	32,540
Senior note payable, excluding current portion	19,986	22,903
Mezzanine note payable	17,244	17,636
Subordinated note payable	33,829	33,437
Agreements with officers	1,504	743
Deferred compensation liability	1,555	1,362
Accrued post-retirement benefit obligation	3,409	3,319
Non current portion of lease obligations	3,204	346
Redeemable common stock warrants	16,818	14,762

Total liabilities	166,663	127,048
Shareholder’s equity, subject to redemption:
Common stock (subject to redemption), $0.01 par value, 15,000,000 shares authorized, 2,973,813 shares and 2,973,813 shares issued and 2,923,782 and 2,973,813 shares outstanding at March 31, 2004 and September 30, 2003, respectively	29	29
Additional paid-in capital	30,578	30,578
Treasury stock, at cost (50,031 shares)	(736)	—
Accumulated deficit	(20,436)	(12,707)

Total shareholder’s equity, subject to redemption	9,435	17,900

Total liabilities and shareholder’s equity, subject to redemption	$176,098	$144,948

See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

Consolidated Statements of Operations
For the Three Months Ended March 31, 2004 and the Twelve-Week Period Ended March 14, 2003
and for the Six Months Ended March 31, 2004 and the Twenty-Four Week Period Ended March 14, 2003
(In thousands, except share information)
(Unaudited)

	Three Months	Twelve-Week	Six Months	Twenty-Four Week
	Ended March 31,	Period Ended	Ended	Period Ended
	2004	March 14, 2003	March 31, 2004	March 14, 2003
Contract revenue	$64,712	$49,005	$123,303	$49,005
Direct contract expense	46,378	36,031	88,491	36,031

Gross profit	18,334	12,974	34,812	12,974

Operating expenses:
Indirect contract expense	4,665	2,848	8,654	2,848
Research and development	104	19	178	19
General and administrative	6,880	5,432	14,265	5,473
Non-recurring transaction expense	—	388	—	388
Rental and occupancy expense	2,495	2,093	5,008	2,093
Depreciation and amortization	3,267	2,819	6,371	2,819
Bad debt expense	92	155	134	155

Total operating expenses	17,503	13,754	34,610	13,795

Operating income (loss)	831	(780)	202	(821)
Other income (expense):
Interest income	7	3	9	3
Interest expense	(3,677)	(2,223)	(6,964)	(2,223)
Other	(547)	(75)	(976)	(75)

Loss before income taxes	(3,386)	(3,075)	(7,729)	(3,116)
Income tax expense	—	—	—	—

Net loss	$(3,386)	$(3,075)	$(7,729)	$(3,116)

Basic and diluted loss per share	$(1.16)	$(1.19)	$(2.62)

Basic and diluted weighted average common shares outstanding	2,923,783	2,575,508	2,947,294

See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

Consolidated Statements of Operations
For the Three Months Ended March 31, 2004, Twelve-Week Period Ended March 14, 2003 and
Six Months Ended March 31, 2004 and
Pro Forma Consolidated Statement of Operations for the Twenty-Four Week Period Ended March 14, 2003
(In thousands, except share information)
(Unaudited)

				Pro Forma
				Twenty-Four
	Three Months	Twelve-Week		Week Period
	Ended	Period Ended	Six Months Ended	Ended
	March 31, 2004	March 14, 2003	March 31, 2004	March 14, 2003
Contract revenue	$64,712	$49,005	$123,303	$96,270
Direct contract expenses	46,378	36,031	88,491	70,686

Gross profit	18,334	12,974	34,812	25,584

Operating expenses:
Indirect contract expense	4,665	2,848	8,654	5,416
Research and development	104	19	178	55
General and administrative	6,880	5,432	14,265	10,746
Non-recurring transaction costs	—	388	—	5,836
Rental and occupancy expense	2,495	2,093	5,008	4,294
Depreciation and amortization	3,267	2,819	6,371	5,702
Bad debt expense	92	155	134	275

Total operating expenses	17,503	13,754	34,610	32,324

Operating income (loss)	831	(780)	202	(6,740)
Other income (expense):
Interest income	7	3	9	25
Interest expense	(3,677)	(2,223)	(6,964)	(4,377)
Other	(547)	(75)	(976)	(96)

Loss before income taxes	(3,386)	(3,075)	(7,729)	(11,188)
Income tax expense	—	—	—	(27)

Net loss	$(3,386)	$(3,075)	$(7,729)	$(11,215)

Basic and diluted loss per share	$(0.96)	$(1.19)	$(2.43)

Basic and diluted weighted average common shares outstanding	2,923,783	2,575,508	2,947,294
Pro forma basic and diluted loss per share				$(4.35)

Pro forma basic and diluted weighted average common shares outstanding				2,575,508

See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

Consolidated Statements of Cash Flows
Six Months Ended March 31, 2004
and Twenty-Four Week Period Ended March 14, 2003
(In thousands, except share information)
(Unaudited)

	Six Months	Twenty-Four Week Period
	Ended	Ended
	March 31, 2004	March 14, 2003
Cash flows from operating activities:
Net loss	$(7,729)	$(3,116)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,372	2,819
Accretion of debt to face value	760	307
Amortization of debt issuance costs	208	106
Decrease in value of interest rate cap agreement	50	—
Change in fair value of redeemable common stock warrants	2,058	—
Loss on investments	(20)	9
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(4,605)	934
Other assets	(76)	(1,146)
Trade accounts payable and accruals	4,286	(472)
Other liabilities	2,271	2,218

Net cash provided by operating activities	3,575	1,659
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(14,122)	(58,858)
Capital expenditures	(837)	(475)
Purchase of non-marketable securities	(1,333)	—

Net cash used in investing activities	(16,292)	(59,333)
Cash flows from financing activities:
Proceeds from senior note payable	141	35,000
Payment of debt issuance costs	—	(1,700)
Repayment of senior note payable	(2,500)	(1,250)
Repayment of mezzanine note payable	(750)	—
Proceeds from agreement with officer	750	—
Repayments of ITSC revolving credit agreement	(375)	—
Repayments under IITRI revolving credit agreement	—	(6,185)
Borrowings under revolving credit facility	14,600	7,000
Payment of acquisition obligations	(18)	(155)
Purchase of 50,031 shares of common stock from ESOP Trust	(736)	—
Payment of stock subscription for common stock issued to ESOP Trust	1,247	25,755

Net cash provided by financing activities	12,359	58,465
Net increase (decrease) in cash	(358)	791
Cash at beginning of period	494	6

Cash at end of period	$136	$797

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,322	$427
Non-cash investing and financing activities:
Mezzanine note and warrants issued in connection with acquisition of selected operations of IITRI	—	20,343
Subordinated note and warrants issued in connection with acquisition of selected operations of IITRI	—	39,900
Issuance of 29,637 shares of common stock to ESOP Trust for amount due to ESOP Trust	—	296
Bank debt assumed in connection with the acquisition of selected operations of IITRI	—	6,185
IITRI transaction costs assumed in connection with the acquisition of selected operations of IITRI	—	783
Additional non-cash consideration paid in connection with acquisition of selected operations of IITRI	—	1,798
Deferred compensation arrangement with officer	—	857

See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended March 31, 2004 (UNAUDITED)

1. Description and Formation of the Business

          Alion Science and Technology Corporation (Alion or the Company) provides scientific and engineering expertise to research and develop technological solutions for problems relating to national defense, public health and safety, and nuclear safety and analysis. The Company provides these research services primarily to agencies of the federal government and, to a lesser extent, to commercial and international customers.

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

          On December 20, 2002, Alion acquired substantially all of the assets and liabilities of IITRI (Business), excluding the assets and liabilities of IITRI’s Life Sciences Operation, for aggregate total proceeds of $127.3 million consisting of (in thousands):

•	$58,571 cash, consisting of $56,721 paid to IITRI and $1,517 paid for certain transaction expenses on behalf of IITRI, and $333 paid for other transaction expenses;

•	$39,900 in seller notes to IITRI, with detachable warrants representing approximately 26% of the outstanding common stock of Alion (on a fully diluted basis). The seller notes bear interest at an effective interest rate of 6.71% per annum. See notes 6 and 8;

•	$20,343 in mezzanine notes to IITRI, with detachable warrants representing 12% of the outstanding common stock of Alion (on a fully diluted basis). The mezzanine notes bear interest at 12% per annum. See notes 6 and 8;

•	$2,300 in transaction costs less the $1,517 referenced above;

•	$6,185 in assumed IITRI debt due to its bank; and

•	$1,520 in additional amounts due to IITRI for purchase price adjustments related to the Life Sciences Operation.

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

$127,305

2. Basis of Presentation

          The accompanying unaudited consolidated financial statements include the accounts of Alion and its wholly owned subsidiary Human Factors Applications, Inc. (HFA) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial information. Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2004. For further information, refer to the consolidated financial statements and notes thereto included in the Post Effective Amendment No. 4 to the Company’s registration statement on Form S-1 (No. 333-89756) filed with the SEC on January 22, 2004.

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

Fiscal, Quarter and Interim Periods

          The Company’s fiscal year ends on September 30. Beginning with the fiscal year ending September 30, 2004, the Company has been operating based on a three-month quarter, four-quarter fiscal year whereas for the fiscal year ended September 30, 2003 the Company operated on a thirteen-period fiscal year that consisted of three, four-week periods in its first interim period; three, four-week periods in its second interim period; four, four-week periods in its third interim period; and the balance of the fiscal year of approximately three, four-week periods in its fourth interim period. For the three months ended March 31, 2004, there were 63 available work days (based on a standard work week of Monday through Friday and excluding designated holidays recognized by Alion) as compared to 57 available workdays for the twelve-week period ended March 14, 2003. On a fiscal year-to-date basis, through the six months ended March 31, 2004 there were 126 available workdays as compared to 114 available workdays for the twenty-four week period ended March 14, 2003. Accordingly, comparisons between the three-month quarter ended March 31, 2004 and the twelve-week period ended March 14, 2003 will need to consider the differing lengths of time. Comparisons between the six months ended March 31, 2004 and the twenty-four week period ended March 14, 2003 will need to consider the differing lengths of time.

Reclassifications

          Where appropriate, certain items relating to prior years have been reclassified to conform to the current period presentation.

Recently Issued Accounting Pronouncements

          On January 12, 2004, the Financial Accounting Standards Board (FASB) issued Staff Position No. FAS 106-1 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP 106-1). FSP 106-1 permits employers that sponsor postretirement benefit plans to defer accounting for any effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 that was signed into law on December 8, 2003.

          In accordance with FSP 106-1, neither the accumulated post-retirement benefit obligation nor the net periodic postretirement benefit costs reflected in the accompanying financial statements reflects the effect of the Medicare Prescription Drug Improvement and Modernization Act of 2003 on Alion’s plan. Authoritative guidance, when issued, could require the Company to change previously reported information.

4. Earnings (Loss) Per Share

          Basic and diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. For the pro forma interim period ended March 14, 2003, pro forma loss per share has been computed as though the 2,575,408 shares of common stock sold by the Company to the employee stock ownership plan (ESOP) component of the Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan (KSOP) on December 20, 2002 to fund The Transaction described in Note 1, were outstanding for the entire period presented. Prior to the sale of shares of common stock to the ESOP, the Company’s capital structure consisted of 100 shares of common stock issued and outstanding. Accordingly, historical earnings per share information for periods prior to the Transaction has not been presented as it is not indicative of the Company’s ongoing capital structure.

          Loss per share excludes the impact of warrants and stock appreciation rights described herein as the impact of their inclusion would be anti-dilutive for all periods presented.

5. Goodwill and Intangible Assets

          The Company accounts for goodwill and other intangible assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, which requires, among other things, the discontinuance of goodwill amortization. In addition, goodwill is to be reviewed at least annually for impairment. The Company has elected to perform this review annually at the end of each fiscal year. The accompanying pro forma statement of operations excludes historical goodwill amortization expense.

          During the fiscal year ended September 30, 2003, the Company recorded goodwill of approximately $65.5 million, which is subject to the aforementioned annual impairment review. During the six months ended March 31, 2004, goodwill increased by $18.5 million, as a result of recording additional obligations of $6.6 million related to earnout arrangements on historical acquisitions and approximately $11.9 million for the acquisitions described in Note 10.

          In addition, the Company recorded intangible assets of approximately $30.6 million during fiscal year 2003, comprised primarily of purchased contracts from IITRI. For the acquisitions described in Note 10, the Company recorded intangible assets of approximately $0.1 million for purchased contracts. For the acquisitions described in Note 10, the Company’s allocation of purchase price is preliminary and subject to adjustment. The intangible assets have an estimated useful life of one to three years and are being amortized using the straight-line method.

6. Redeemable Common Stock Warrants

          In connection with the issuance of the Mezzanine Note, Subordinated Note, and the Deferred Compensation Agreement described in Note 8, the Company issued 524,229, 1,080,437, and 22,062, respectively, detachable redeemable common stock warrants (the Warrants) to the holders of those instruments. The Warrants have an exercise price of $10 per share and are exercisable until December 20, 2008 for the warrants associated with the Mezzanine Note and the Deferred Compensation Agreement and until December 20, 2010 for the warrants associated with the Subordinated Note. In addition, the Warrants enable the holders to sell the warrants back to the Company, at predetermined times, at the then current fair value of the common stock less the exercise price. Accordingly, the warrants are classified as debt instruments in accordance with Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. The estimated fair value of the Warrants of approximately $10.3 million on the date of issuance was recorded as a discount to the face value of the notes issued and as a liability in the accompanying consolidated balance sheet. The estimated fair value of the Warrants was $16.8 million as of March 31, 2004. Changes in the estimated fair value of the Warrants are recorded as interest expense in the accompanying consolidated statements of operations.

7. Shareholder’s Equity, Subject to Redemption

          The Company’s common stock is owned by the Alion Science and Technology Corporation Employee Ownership, Savings and Investment Trust (the Trust). The Company provides a put option to any participant or beneficiary who receives a distribution of common stock which permits the participant or beneficiary to sell such common stock to the Company during certain periods, at the then current market value per share, which was $16.56 per share as of March 31, 2004. Accordingly, all of the Company’s equity is classified as subject to redemption in the accompanying consolidated balance sheets. The per share market value is determined based upon a valuation performed by an independent, third-party firm. The Company may allow the Trust to purchase shares of common stock tendered to the Company under the put option.

          Certain participants have the right to sell to the Company their shares distributed from the participant’s account that were acquired on the closing date of the Transaction at a value per share equal to the greater of the original purchase price and the then current market value of the common stock.

8. Long-term Debt

          On December 20, 2002, the Company executed a senior credit agreement among LaSalle Bank National Association, US Bank, National Cooperative Bank, Orix Financial Services, Inc. and BB&T Bank to refinance and replace IITRI’s prior credit arrangements and to finance, in part, the Transaction. The senior credit facility consists of a $25.0 million revolving credit facility and a $35.0 million term loan. All principal obligations under the revolving credit facility are to be repaid in full no later than December 20, 2007. The senior credit facility is secured by a first priority, perfected security interest in all of the Company’s current and future tangible and intangible property. As of March 31, 2004, the Company had approximately $14.6 million borrowed under the revolving credit facility.

          As of March 31, 2004, the remaining principal repayments (adjusted for prepayments made through such date) of $26.75 million under the term loan will be payable in quarterly installments, yielding remaining fiscal year repayments in the following amounts:

Fiscal Year Ending September 30,	(In thousands)
2004	$2,500
2005	$6,875
2006	$8,250
2007	$8,875
2008	$250

          For the periods until the receipt of the compliance certificate and audited financial statements for the fiscal year ended September 30, 2003, the Company’s borrowings under the senior credit facility were to bear interest at either of two floating rates: a per year rate equal to the Eurodollar rate plus 350 basis points, or LaSalle’s prime rate (base rate) plus 200 basis points.

          Effective February 14, 2003, the Company exercised its right and elected that the term note bear interest at a Eurodollar rate. This election did not affect the interest rate applicable to amounts borrowed under the revolving line of credit. As a result, interest under the term note was payable at the prime rate (base rate) plus 200 basis points until February 14, 2003. Thereafter, the term note bore interest at the Eurodollar rate plus 350 basis points.

          The Company entered into an interest rate cap agreement effective as of February 3, 2003 with one of its senior lenders. Under this agreement, the Company’s maximum effective rate of interest payable on the first $25 million of principal under its term note is not to exceed 6%. Any interest the Company pays on the first $25 million of principal in excess of 6% will be calculated and reimbursed to the Company semiannually by the senior lender pursuant to the cap agreement. This cap agreement expires February 3, 2007. As of March 31, 2004, the cap agreement had a fair value of approximately $0.047 million, which has been recorded in the accompanying consolidated balance sheet.

          On December 20, 2002, the Company paid $1.7 million to obtain its senior credit facility that includes a $35.0 million Senior Term Note and a $25.0 million revolving credit facility which was recorded as debt discount. The Company is using the effective interest method to accrete the value of long-term debt to its face value. For the six months ended March 31, 2004, the Company recognized approximately $0.2 million of interest expense related to accretion of this discount.

          The revolving credit facility bears interest at the LaSalle Bank prime rate plus 200 basis points, which has 6.0% as of March 31, 2004.

          On February 6, 2004, Amendment Number 1 to the Senior Credit Agreement was entered into, whereby the definition of “Borrowing Base (Senior Debt)” was redefined for the fiscal period ended December 31, 2003. As such, the amended definition increased the Company’s borrowing capacity under the Senior Credit Agreement for the fiscal period ended December 31, 2003.

          On March 31, 2004, Amendment Number 2 to the Senior Credit Agreement was entered into, whereby 1) certain cash payments for earn out obligations under current arrangements are to be excluded in fiscal year 2004 for purposes of calculating the minimum Fixed Price Charge Coverage Ratio, 2) the effective period of Borrowing Base Formula for “Senior Debt (ii)” is to apply for the fiscal periods ending March 31, 2004, June 30, 2004, and September 30, 2004, 3) the Borrowing Base Formula “Senior Debt (ii)” is amended to include an advance for fifty percent (50%) of the total billed receivables outstanding one-hundred and twenty-one days (121) or more from the date of original invoice, plus fifty percent (50%) of the value of the net property and equipment of the Borrower, and 4) the waiver of the requirement to have the mezzanine (and warrants) that were purchased from an officer of the Company be repurchased by a member of Alion’s senior management team. As such, the adoption of this amendment potentially increases the Company’s borrowing capacity under the Senior Credit Agreement.

          In consideration for the aforementioned amendments, the Company was required to pay a fee of $0.15 million.

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

          On March 28, 2003, an officer of the Company purchased a portion of the Company’s Mezzanine Note owned by IITRI for $750,000, its face value, along with warrants to purchase 19,327 shares of Alion’s common stock at an exercise price of $10.00 per share. On November 12, 2003, the Company purchased the portion of the Mezzanine Note and warrants from the officer for an aggregate purchase price of $1,034,020.

          On February 11, 2004, the Company borrowed $750,000 from an officer of the Company and in exchange will issue a promissory note in the principal amount of $750,000 to the officer. The promissory note will bear interest at a rate of 15% per year, payable quarterly. The Company will be required to pay the outstanding principal amount of the promissory note in a lump sum on March 31, 2009. The promissory note will be subordinate to the senior credit facility and the mezzanine note.

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

          Under the terms of the Senior Credit Facility and Mezzanine Note, the Company is subject to covenants including financial covenants with respect to minimum fixed charge coverage, maximum total senior leverage, maximum total leverage, maximum capital expenditures, minimum EBITDAE, as defined, and other customary covenants. As of March 31, 2004, the Company was in compliance with these financial covenants.

          In summary, for the aforementioned debt agreements, as of March 31, 2004 the remaining fiscal year repayments (at face amount before debt discount) are as follows:

Post-Transaction 8-Year Period

Principal payments
(in thousands)	2004	2005	2006	2007	2008	2009	2010	2011	Total
Senior Term Note	$2,500	$6,875	$8,250	$8,875	$250				$26,750
Mezzanine Note and Agreements with Officers						$21,200			$21,200
Subordinated Note							$19,950	$19,950	$39,900

Total Principal Payments	$2,500	$6,875	$8,250	$8,875	$250	$21,200	$19,950	$19,950	$87,850

9. Segment Information and Customer Concentration

          The Company operates in one segment, delivering a broad array of scientific and engineering expertise to research and develop technological solutions for problems relating to national defense, public health and safety, and nuclear safety and analysis under contracts with the U.S. Government, state and local governments, and commercial customers. The Company’s federal government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use the Company’s services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization.

          For the six months ended March 31, 2004, revenues from services provided to various agencies of the U.S. Government represented $120.9 million or approximately 98% of revenues, and $94.6 million or approximately 98% of revenues for the twenty-four weeks ended March 14, 2003. Contract receivables from agencies of the U.S. Government represented approximately $57.3 million, or 95%, of accounts receivable at March 31, 2004 and $47.8 million, or 92%, at March 14, 2003.

          During the six months ended March 31, 2004, there were no sales by Alion to any customers within a single country (except for the United States) where the sales accounted for 10% or more of total revenue. The Company treats sales to U.S. Government customers as sales within the United States regardless of where the services are performed. Substantially all of the Company’s assets were located within the United States for the six months ended March 31, 2004.

10. Acquisition of Innovative Technologies Solutions Corporation and Identix Public Sector, Inc.

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

          On February 13, 2004, Alion acquired 100% of outstanding stock of Identix Public Sector, Inc. (IPS) for $8.0 million in cash. In addition, at closing the Company reimbursed IPS’s parent company $0.9 million for intercompany payables. Subsequent payments totaling approximately $1.7 million for intercompany payables will be made in the three successive months following the closing. Per the agreement, a contingent payment of $0.5 million was placed in escrow and may be due from the Company in the future. While the allocation of purchase price is preliminary, the Company has recorded approximately $8.2 million of goodwill as a result of the acquisition. Founded in 1980, IPS is based in Fairfax, Virginia and provides program and acquisition management, integrated logistics support, and foreign military support primarily to U.S. Navy customers. IPS, formerly ANADAC, was a wholly-owned subsidiary of Identix Incorporated.

          The table below sets out the pro forma effects of the IPS acquisition on the Company’s revenue, net income and earnings per share as though the IPS acquisition had taken place on the first day of each fiscal year presented. This pro forma information for the twenty-four weeks ended March 31, 2004 also reflects the pro forma effects of the IITRI acquisition discussed in Note 1. The pro forma information presented below includes applicable adjustments and covers differing lengths of time as the IPS acquisition occurred in the middle of an interim period. Accordingly, period-to-period comparisons should take these differences and adjustments into account. Future actual financial performance may differ materially from the pro forma results presented.

	Three Months Ended March 31, 2004			Twelve Weeks Ended March 14, 2003
		IPS	Alion		IPS	Alion
	Alion	Pro Forma	Pro Forma	Alion	Pro Forma	Pro Forma
Pro forma revenue	$64,712	$3,291	$68,003	$49,005	$9,515	$58,520
Pro forma net income (loss)	$(3,386)	$(95)	$(3,481)	$(3,075)	$181	$(2,894)
Weighted average shares outstanding	2,923,783	2,923,783	2,923,783	2,575,508	2,575,508	2,575,508
Earnings (loss) per share	$(1.16)	$(0.03)	$(1.19)	$(1.19)	$0.07	$(1.12)

	Six Months Ended March 31, 2004			Twenty-four Weeks Ended March 14, 2003
		IPS	Alion		IPS	Alion
	Alion	Pro Forma	Pro Forma	Alion	Pro Forma	Pro Forma
Pro forma revenue	$123,303	$11,291	$134,594	$96,270	$19,994	$116,264
Pro forma net income (loss)	$(7,729)	$(87)	$(7,816)	$(11,215)	$—	$(11,215)
Weighted average shares outstanding	2,947,294	2,947,294	2,947,294	2,575,508	2,575,508	2,575,508
Earnings (loss) per share	$(2.62)	$(0.03)	$(2.65)	$(4.35)	$—	$(4.35)

11. Commitments and Contingencies

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

          On January 20, 2004, the arbitrator issued a decision awarding Messrs. Andrews and Bewley a purchase price adjustment of approximately $0.7 million. The arbitrator’s decision reclassified certain overhead expenses as general and administrative expenses which were capped by the asset purchase agreement. That decision increased earn out payments due Messrs. Andrews and Bewley by approximately $3.5 million for the period from the acquisition date through September 30, 2002. The Company was also required to recognize a liability of approximately $0.3 million for potential payments to employees who worked in the business units subject to this earn out.

          Through March 31, 2004, the Company recognized approximately $4.5 million in additional earn out obligations due Messrs. Andrews and Bewley for the fiscal year ended September 30, 2003 and for the six-month period ended March 31, 2004. Additionally, the Company recognized approximately $0.3 million for potential payments to employees who worked in the business units subject to this earn out. As of March 31, 2004, the Company had paid approximately $0.7 million to Messrs. Andrews and Bewley for earn outs and purchase price adjustments. The Company expects to pay Messrs. Andrews and Bewley approximately $3.5 million in the quarter ending June 30, 2004 and approximately $3.3 million in the quarter ending September 30, 2004.

12. IITRI Acquisition and Pro Forma Information

          On December 20, 2002, Alion acquired substantially all of the assets and certain of the liabilities of IITRI, excluding the assets and liabilities of IITRI’s Life Sciences Operation for approximately $127.3 million as described in Note 1. In connection with the acquisition, the Company formed the KSOP, which has an ESOP component. The ESOP trustee, State Street Bank and Trust Company, used the proceeds from the ESOP aggregating approximately $25.8 million to acquire approximately 2.58 million shares or 100% of the Company’s outstanding common stock. The Company used the funds from the sale of common stock to the ESOP and proceeds from the other debt instruments described in Note 8, to fund the Transaction. The acquisition was accounted for using the purchase method. The acquisition occurred on the last day of the Company’s first interim period in fiscal year 2003, and accordingly, the accompanying consolidated statements of operations exclude the results of operations of the acquired business prior to the acquisition. The purchase price has been allocated to the acquired assets and assumed liabilities based on their estimated fair values at the date of acquisition. Prior to the Transaction, the Company’s activities had been organizational in nature.

          The pro forma consolidated statement of operations for the twenty-four week period ended March 14, 2003 has been prepared by giving effect to the following transactions as if those transactions had been consummated on October 1, 2002:

•	The incurrence of debt with detachable warrants to purchase common stock as described in Notes 6 and 8;

•	The consummation of the Transaction, accounted for using the purchase method; and

•	The purchase of common stock by the ESOP.

          For the twenty-four week period ended March 14, 2003, the pro forma consolidated statement of operations includes pro forma adjustments to reverse historical amortization expense related to pre-Transaction goodwill, to record the amortization of identifiable intangible assets, to record interest expense on debt issued to finance the Transaction, to record the amortization of debt issuance costs, and to record the accretion of debt to face value to reflect the discount for the estimated fair value of Warrants issued.

          The pro forma information does not purport to be indicative of the results of operations that would have actually been obtained if the transactions had occurred on the dates indicated or the results of operations that will be reported in the future.

13. Related Party Transaction

          On February 11, 2004, the Company borrowed $750,000 from an officer of the Company. The Company will issue a promissory note with interest at a rate of 15% per annum until March 31, 2009. The annual interest period was effective beginning February 11, 2004.

14. Subsequent Event

     On April 5, 2004, the Company received approximately $2.3 million from the ESOP Trust in payment for shares to be issued by the Company to the Trust. The funds received represent employee salary deferrals and rollovers from the qualified plans of new employees used for the purchase of beneficial interests in the Company’s common stock to be held by the Trust. As discussed in Note 7, an independent appraiser has determined the fair value of a share of Alion common stock as of March 31, 2004, the Company will issue shares to the Trust in exchange for funds already received along with additional shares in satisfaction of the Company’s current ESOP contribution liability based upon this volume.

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

          The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following: changes to the ERISA laws related to the Company’s Employee Ownership, Savings and Investment Plan; changes to the tax laws relating to the treatment and deductibility of goodwill, the Company’s subchapter S status, or any change in the Company’s effective tax rate; additional costs associated with compliance with the Sarbanes-Oxley Act of 2002, including any changes in the SEC’s rules, and other corporate governance requirements; failure of government customers to exercise options under contracts; funding decisions relating to U.S. Government projects; government contract procurement (such as bid protest) and termination risks; competitive factors such as pricing pressures and/or competition to hire and retain employees; the results of current and/or future legal proceedings and government agency proceedings which may arise out of our operations (including our contracts with government agencies) and the attendant risks of fines, liabilities, penalties, suspension and/or debarment; undertaking acquisitions that could increase our costs or liabilities or be disruptive; failure to adequately integrate acquired businesses; material changes in laws or regulations applicable to the Company’s businesses; as well as other risk factors discussed in the Company’s registration statement on Form S-1 filed with the SEC on January 22, 2004.

          Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s view only as of May 17, 2004. The Company undertakes no obligation to update any of the forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise. This discussion addresses only our continuing operations.

Critical Accounting Estimates and Policies

          Our significant accounting policies are described in Note 3 to the consolidated financial statements included in Post-Effective Amendment No. 4 to the Company’s registration statement on Form S-1 (No. 333-89756) filed with the SEC on January 22, 2004.

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

          Contract costs on federal government contracts, including indirect costs, are subject to audit by the federal government and adjustment pursuant to negotiations between the Company and government representatives. All of the Company’s federal government contract indirect costs have been audited and agreed upon through fiscal year 2001. Contract revenues on federal government contracts have been recorded in amounts that are expected to be realized upon final settlement. The Company has submitted its fiscal year 2002 indirect cost submission to its cognizant government audit agency; this submission is undergoing the audit process at this time. The Company submitted its fiscal year 2003 indirect cost submission on March 30, 2004.

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

          For the six months ended March 31, 2004, we derived approximately 63%, 23% and 14% of our revenues from cost-plus, time-and-material and fixed-price contracts, respectively.

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

          As of March 31, 2004, the Company has goodwill of approximately $84.0 million, which will be subject to the aforementioned annual impairment review. As of March 31, 2004, the Company has recorded approximately

$17.8 million of intangible assets comprised primarily of the value assigned to purchased contracts. The intangible assets have an estimated useful life of one to three years and are amortized using the straight-line method.

Comparisons of Results of Operations

          The Company’s fiscal year ends on September 30. Beginning with the fiscal year ending September 30, 2004, the Company has been operating based on a three-month quarter, four-quarter fiscal year whereas for the fiscal year ended September 30, 2003 the Company operated on a thirteen-period fiscal year that consisted of three, four-week periods in its first interim period; three, four-week periods in its second interim period; four, four-week periods in its third interim period; and the balance of the fiscal year of approximately three, four-week periods in its fourth interim period. For the three months ended March 31, 2004, there were 63 available work days (based on a standard work week of Monday through Friday and excluding designated holidays recognized by Alion) as compared to 57 available workdays for the twelve-week period ended March 14, 2003. On a fiscal year-to-date basis, through the six months ended March 31, 2004 there were 126 available workdays as compared to 114 available workdays for the twenty-four week period ended March 14, 2003. Accordingly, comparisons between the six-months and quarter ended March 31, 2004 and the twenty-four and twelve week periods ended March 14, 2003 will need to take into account the differing lengths of time.

          As described in the notes to the accompanying consolidated financial statements, Alion completed the acquisition of substantially all of the assets and certain of the liabilities of IIT Research Institute on December 20, 2002, the last day of the Company’s first interim period for the fiscal year ended September 30, 2003. The following discussion and analysis of results of operations relates to the results of operations for the three and six months ended March 31, 2004 and for the results of operations for the twelve-week and pro forma twenty-four week periods ended March 14, 2003, assuming that the IITRI acquisition had been consummated on the first day of the interim period, October 1, 2002.

          The following table sets forth, for each period indicated, the percentage of our revenues derived from each of our major types of customers.

	Six Months	Twenty-Four Week
	Ended	Period Ended
	March 31, 2004	March 14, 2003
Department of Defense	92.1%	93.6%
Federal Civilian Agencies	5.6	4.7
Commercial / State / Local	2.3	1.7

Total	100.0%	100.0%

Results of Operations

Three Months Ended March 31, 2004 Compared to Twelve-Week Period Ended March 14, 2003

          Revenues. Revenues increased $15.7 million, or 32.0%, to $64.7 million for the three months ended March 31, 2004, from $49.0 million for the twelve-week period ended March 14, 2003. This $15.7 million increase is attributable to the following:

•	For the three months ended March 31, 2004 there were 63 available workdays (based on a standard five-day work week of Monday through Friday and excluding designated holidays recognized by Alion) as compared to 57 for the twelve-week period ended March 14, 2003. The six day increase in the number of available work days for the three months ended March 31, 2004 resulted in additional revenue of approximately $5.7 million of the $15.7 million increase.

•	Alion completed the acquisition of Integrated Technology Solutions Corporation (ITSC) on October 31, 2003. ITSC is a New Mexico corporation with approximately 53 employees, the majority of whom are located in New Mexico. ITSC provides nuclear safety and analysis services to the U.S. Department of Energy (DOE) as well as to the commercial nuclear power industry. During the three months ended March 31, 2004, the revenue generated by the activities of ITSC was approximately $2.8 million.

•	Alion completed the acquisition and purchase of Identix Public Sector, Inc. (IPS) on February 13, 2004. IPS is based in Fairfax, Virginia and provides program and acquisition management, integrated logistics support, and foreign military support primarily to U.S. Navy customers. IPS was a wholly-owned subsidiary of Identix Incorporated. For the approximately seven weeks from February 14, 2004 to March 31, 2004, the revenue generated by the activities of IPS was approximately $3.0 million.

•	Our performance of additional work under contracts that were in existence during the prior year. An increase in our decommissioning and demilitarization support services to the U.S. Army’s Newport Chemical Agent Disposal Facility (NECDF), under a subcontract to Parsons Infrastructure and Technology Group, Inc., accounted for approximately $1.6 million of increased revenue, while our support to the Department of Defense Joint Spectrum Center (JSC) accounted for approximately $1.3 million of increased revenue. Additional work in ordinance management services for the U.S. Navy through a subcontract to Raytheon Technical Services Corporation contributed approximately $0.6 million of the revenue increase.

          On the balance of our contracts, revenue increased approximately $0.7 million for the three months ended March 31, 2004 as compared to the twelve-week period ended March 14, 2003.

          Excluding the $5.7 million and $5.8 million increases in revenue associated with the impact of the additional six working days during the three months ended March 31, 2004 and the acquisition of ITSC and IPS operations, respectively, revenue increased approximately $4.2 million, or 8.6%, to $53.2 million (as adjusted) for the three-month period ended March 31, 2004 from $49.0 million for the twelve-week period ended March 14, 2003.

          As a component of revenue, material and subcontract (M&S) revenue increased approximately $3.7 million, or 30.0%, to $16.0 million for the three months ended March 31, 2004 from $12.3 million for the twelve-week period ended March 14, 2003. Approximately $1.3 million of the $3.7 million increase is due to the six-day increase in available workdays for the three-month period ended March 31, 2004 as compared to the twelve-week period ended March 14, 2003 while approximately $2.3 million of the $3.7 million increase is related to activities performed by ITSC and IPS operations. Also, approximately $0.1 million of the $3.7 million increase is associated with M&S activity on the balance of our contracts. M&S revenues vary in both dollar amount and schedule which are dependent on the requirements of the contracts.

          Direct Contract Expenses. Direct contract expenses increased $10.4 million, or 28.9%, to $46.4 million for the three months ended March 31, 2004, from $36.0 million for the twelve-week period ended March 14, 2003. Approximately $4.0 million of the $10.4 million increase in direct contract expenses is due to the impact of the additional six working days in the three months ended March 31, 2004 while approximately $4.5 million of the $10.4 million increase is attributable to the activities of the ITSC and IPS operations and approximately $1.9 million of the $10.4 million increase is attributable to additional work on the contracts referenced above (see “Revenues”). As a component of direct contract expenses, direct labor costs for the three months ended March 31, 2004 increased by $6.5 million or 26.9% to approximately $30.3 million for the three months ended March 31, 2004 from $23.8 million for the twelve-week period ended March 14, 2003. Approximately $2.7 million of the $6.5 million increase in direct labor cost is due to the impact of the additional six working days in the three months ended March 31, 2004 while approximately $2.1 million of the increase in direct labor cost is attributable to the direct labor performed in connection with the activities of ITSC and IPS. The remaining $1.7 million increase is attributable to increased direct labor cost incurred on existing contracts.

          As a component of direct contract expense, other direct costs (ODC’s) increased by $0.6 million or 35.3% to approximately $2.3 million for the quarter ended March 31, 2004 from approximately $1.7 million for the twelve-week period ended March 14, 2003. Approximately $0.1 million of the $0.6 million increase is due to the additional six working days in the three months ended March 31, 2004 while approximately $0.1 million of the increase to ODC’s is attributable to the activities of the ITSC and IPS operations. The remaining $0.4 million increase is attributable to ODC’s incurred on existing contracts.

          As a component of direct contract expense, material and subcontract cost increased approximately $3.4 million, or 32.3%, to $13.9 million for the three months ended March 31, 2004, compared to $10.5 million for the twelve-week period ended March 14, 2003. Approximately $1.1 million of the $3.4 million increase in M&S costs is due to the impact of the additional six working days that occurred for the three months ended March 31, 2004 while approximately $2.2 million of the increase in M&S is related to the M&S activities performed by the ITSC and IPS operations. The remaining increase of approximately $0.1 million is attributable to increased M&S costs incurred on existing contracts for the twelve-week period ended March 14, 2003.

          As a percentage of revenue, direct contract expenses decreased to 71.7% for the three months ended March 31, 2004 from 73.5% for the twelve-week period ended March 14, 2003. For the twelve-week period ended March 14, 2003, revenue was reduced by approximately $0.6 million related to certain additional non-reimbursable contract costs. Absent this revenue reduction, direct contract expenses, as a percentage of revenue would have been approximately 72.6% for the twelve-week period ended March 14, 2003.

          Gross Profit. Gross profit increased $5.3 million, or 40.8%, to $18.3 million for the three months ended March 31, 2004, from $13.0 million for the twelve-week period ended March 14, 2003. Approximately $1.7 million of the $5.3 million increase is due to the additional gross profit recognized on the revenue generated during the six additional working days during the three months ended March 31, 2004 while approximately $1.2 million of the $5.3 million increase is attributable to the gross profit generated by the contracts performed by the ITSC and IPS operations. The remaining increase comes from additional profits on existing contracts.

          Gross profit as a percentage of revenue increased to 28.3% for the three months ended March 31, 2004, from 26.5% for the twelve-week period ended March 14, 2003. For the twelve-week period ended March 14, 2003, revenue was reduced by approximately $0.6 million related to certain additional costs on a fixed-price contract and a non-reimbursement contract. This revenue adjustment resulted in a corresponding reduction in gross profit. Excluding this revenue reduction, gross profit, as a percentage of revenue, would have been approximately 27.4% for the twelve-week period ended March 14, 2003.

          Operating Expenses. Operating expenses increased $3.7 million, or 26.8% to $17.5 million for the three months ended March 31, 2004, from $13.8 million for the twelve-week period ended March 14, 2003. Approximately $1.6 million of the $3.7 million increase is due to the additional six working days in the three months ended March 31, 2004 while approximately $0.6 million is attributable to the activities of the ITSC and IPS operations. Approximately $1.5 million of the $3.7 million increase is attributable to the increase in infrastructure to support the revenue growth.

          Operating expenses, net of depreciation and amortization and non-recurring transaction-related expenses (e.g., third-party legal, accounting, finance, etc., incurred in connection with the purchase of assets from IITRI) increased approximately $3.7 million, or 35.2%, to $14.2 million for the three months ended March 31, 2004, from $10.5 million for the twelve-week period ended March 14, 2003. Approximately $1.3 million of the increase in net operating expenses is due to the impact of the six additional working days during the three months ended March 31, 2004 as compared to the twelve-week period ended March 14, 2003 while approximately $0.6 million of the $3.7 million increase is attributable to the operating expenses incurred by the ITSC and IPS operations. Approximately $1.8 million of the $3.7 million increase is associated with the additional infrastructure required to support the revenue growth.

          As a component of operating expenses, overhead expenses for indirect personnel and facilities costs related to rental and occupancy expenses increased approximately $2.3 million, or 46.7%, to $7.2 million for the three months ended March 31, 2004, from $4.9 million for the twelve-week period ended March 14, 2003. Approximately $0.6 million of the $2.3 million increase is due to the additional six working days during the three months ended March 31, 2004, and approximately $0.6 million is attributable to indirect personnel and occupancy costs incurred by the ITSC and IPS operations. The remaining $1.1 million increase is due to infrastructure needs in support of the revenue growth.

          As a second component of our operating expenses, general and administrative expense increased approximately $1.5 million, or 27.8%, to $6.9 million for the three months ended March 31, 2004, compared to $5.4 million for the twelve-week period ended March 14, 2003. Approximately $0.7 million of the $1.5 million increase is due to the impact of the additional six working days. The remaining $0.8 million increase is due to additional costs to support the infrastructure. As a percentage of revenue, general and administrative expenses decreased to 10.6% for the three months ended March 31, 2004, compared to 11.1% for the twelve-week period ended March 14, 2003.

          Depreciation and Amortization. Depreciation and amortization expense increased approximately $0.5 million, or 17.9%, to $3.3 million for the three months ended March 31, 2004, as compared to $2.8 million for the twelve-week period ended March 14, 2003. Approximately $0.4 million of the increase is for additional depreciation on approximately $1.3 million of capital expenditures incurred during the year ended September 30, 2003. Additionally, amortization expense associated with the value assigned to the purchased contracts of ITSC was approximately $0.1 million for the three-month period ended March 31, 2004. The value to be assigned to the purchased contracts of IPS will be estimated in the third quarter. For each respective three-month or twelve-week period, approximately $2.4 million of total amortization expense was incurred associated with the intangible asset value assigned to purchased customer contracts of IITRI. Also, for each respective three-month or twelve-week period, approximately $0.1 million of depreciation expense was incurred associated with the fair market value assigned to the purchased assets of IITRI.

          Income (Loss) from Operations. For the three months ended March 31, 2004, income from operations was $0.8 million compared to a $0.8 million operating loss for the twelve-week period ended March 14, 2003. The changes in results from operations were due to the factors discussed above.

          Other Income and Expense. Other expenses increased approximately $1.9 million, or 82.6%, to $4.2 million for the three months ended March 31, 2004 as compared to $2.3 million for the twelve-week period ended March 14, 2003. Approximately $0.3 million of the $1.9 million increase is due to the amount of interest expense recognized resulting from the conversion to a three-month quarter from a twelve-week interim period. The number of interest-bearing days increased to 92 for the three-month quarter ended March 31, 2004 from 84 days for the twelve-week period ended March 14, 2003. However, absent the impact of the eight additional days, approximately $1.4 million of the $1.9 million increase is associated with the interest expense incurred related to the debt financing associated with the purchase of the assets from IITRI. Warrant repurchase liabilities increased as a result of an increase in the share price of Alion’s common stock which resulted in additional interest expense. Approximately $0.4 million of the $1.9 million increase is associated with an increase in the deferred compensation expense related to Alion’s stock appreciation rights and phantom stock plans. For the three months ended March 31, 2004, the deferred compensation expense was approximately $0.5 million while for the twelve-week period ended March 14, 2003, the deferred compensation expense was approximately $0.1 million. The remaining $0.1 million of the $1.9 million increase is associated with interest expense on the revolving credit facility which included borrowings to fund the February 13, 2004 acquisition of IPS.

          Income Tax (Expense) Benefit. Alion is a S-corporation and is not subject to federal and most state income taxes. As of December 20, 2002, our wholly-owned subsidiary, HFA elected to be a qualified subchapter S subsidiary and is no longer treated as a taxable corporation for federal income tax purposes. As a result, HFA recorded no income tax provision for the three months ended March 31, 2004 or for the twelve-week period ended March 14, 2003.

          Net Loss. The net loss of $3.4 million for the three months ended March 31, 2004, as compared to net the loss of $3.1 million for the twelve-week period ended March 14, 2003, was due to the factors discussed above.

          Six Months Ended March 31, 2004 Compared to the Pro Forma Twenty-Four Week Period Ended March 14, 2003

          Revenues. Revenues increased $27.0 million, or 28.0%, to $123.3 million for the six months ended March 31, 2004, from $96.3 million for the twenty-four weeks ended March 14, 2003. This $27.0 million increase is attributable to the following:

•	For the six months ended March 31, 2004 there were 126 available workdays (based on a standard five-day work week of Monday through Friday and excluding designated holidays recognized by Alion) as compared to 114 for the twenty-four week period ended March 14, 2003. The twelve day increase in the number of available work days for the six months ended March 31, 2004 resulted in additional revenue of approximately $11.1 million.

•	Alion completed the acquisition and purchase of ITSC on October 31, 2003. For the six months ended March 31, 2004, the revenue generated by the activities of ITSC was approximately $4.2 million.

•	Alion completed the acquisition and purchase of IPS on February 13, 2004. For the approximately seven weeks from February 14, 2004 to March 31, 2004, the revenue generated by the activities of IPS was approximately $3.0 million.

•	Our performance of additional work under contracts that were in existence during the prior year. An increase in our decommissioning and demilitarization support services to the U.S. Army’s Newport Chemical Agent Disposal Facility (NECDF), under a subcontract to Parsons Infrastructure and Technology Group, Inc., accounted for approximately $2.7 million of increased revenue, while our support to the Department of Defense Joint Spectrum Center (JSC) accounted for approximately $1.7 million of increased revenue. Additional work in ordnance management services for the U.S. Navy through a subcontract to Raytheon Technical Services contributed approximately $1.7 million of the revenue increase.

      On the balance of our contracts, revenue increased approximately $2.6 million for the six-month period ended March 31, 2004 as compared to the twenty-four week period ended March 14, 2003.

     Excluding the $11.1 million and $7.2 million increases in revenue associated with the impact of the additional twelve working days during the six months ended March 31, 2004 and the acquisition of ITSC and IPS operations, respectively, revenue (as adjusted) increased approximately $8.7 million, or 9.0%, to $105.0 million for the six-month period ended March 31, 2004 from $96.3 million for the twenty-four week period ended March 14, 2003.

     As a component of revenue, M&S revenue increased approximately $8.0 million, or 35.2%, to $30.7 million for the six months ended March 31, 2004 from $22.7 million for the twenty-four week period ended March 14, 2003. Approximately $2.7 million of the $8.0 million increase is due to the twelve-day increase in available workdays for the six-month period ended March 31, 2004 as compared to the twenty-four week period ended March 14, 2003. Also, approximately $3.4 million of the $8.0 million increase in M&S revenue is related to activities performed by ITSC and IPS operations. Approximately $1.9 million of the $8.0 million increase is associated with M&S activity on the balance of our contracts. M&S revenues vary in both dollar amount and schedule which are dependent on the requirements of the contracts.

     Direct Contract Expenses. Direct contract expenses increased $17.8 million, or 25.2%, to $88.5 million for the six months ended March 31, 2004, from $70.7 million for the twenty-four week period ended March 14, 2003. Approximately $7.9 million of the $17.8 million increase in direct contract expense is due to the impact of the additional twelve working days in the six months ended March 31, 2004 while approximately $5.5 million of $17.8 million increase is attributable to the activities of the ITSC and IPS operations and approximately $4.4 million of the $17.8 million increase is attributable to the additional contract performance referenced above (see “Revenues”).

     As a component of direct contract expenses, direct labor costs for the six months ended March 31, 2004 increased by $10.0 million or 21.2% to $57.2 million for the six months ended March 31, 2004 from $47.2 million for the twenty-four week period ended March 14, 2003. Approximately $5.2 million of the $10.0 million increase in direct labor cost is due to the impact of the additional twelve working days in the six months ended March 31, 2004 while approximately $2.7 million of the increase in direct labor cost is attributable to the direct labor related to the activities of the ITSC and IPS operations. The remaining $2.1 million increase is attributable to increased direct labor cost incurred on existing contracts. As a component of direct contract expense, ODC’s increased by $1.0 million or 29.4% when compared to the twenty-four week period ended March 14, 2003. Approximately $0.4 million of the $1.0 million increase in ODC’s is due to the impact of the twelve additional working days in the six months ended March 31, 2004 while approximately $0.1 of the $1.0 million increase is attributable to the activities of the ITSC and IPS operations. The remaining $0.5 million increase is associated with ODC’s incurred on the balance of our contracts.

      As a component of direct contract expense, material and subcontract cost increased approximately $6.5 million, or 31.9%, to $26.9 million for the six months ended March 31, 2004, compared to $20.4 million for the twenty-four week period ended March 14, 2003. Approximately $2.3 million of the $6.5 million increase in M&S costs is due to the impact of the additional twelve working days that occurred for the six months ended March 31, 2004 while approximately $2.6 million of the increase in M&S is related to the M&S activities performed by the ITSC and IPS operations. The remaining increase of $1.6 million is attributable to increased M&S cost incurred on existing contracts.

     As a percentage of revenue, direct contract expenses decreased to 71.8% for the six months ended March 31, 2004 from 73.4% for the twenty-four week period ended March 14, 2003. For the twenty-four week period ended March 14, 2003, revenue was reduced by approximately $0.6 million related to certain additional non-reimbursable contract costs. Absent this revenue reduction, direct contract expenses as a percentage of revenue, would have been approximately 73.0% for the twenty-four week period ended March 14, 2003.

     Gross Profit. Gross profit increased $9.2 million, or 35.9%, to $34.8 million for the six months ended March 31, 2004, from $25.6 million for the twenty-four week period ended March 14, 2003. Approximately $3.2 million of the $9.2 million increase is due to the additional gross profit generated during the twelve additional working days in the six months ended March 31, 2004 while approximately $1.5 million of the $9.2 million increase is attributable to the gross profit generated by the contracts performed by the ITSC and IPS operations. The remaining $4.5 million increase is associated with gross profit generated on the balance of our contracts.

     Gross profit as a percentage of revenue increased to 28.2% for the six months ended March 31, 2004, from 26.5% for the twenty-four week period ended March 14, 2003. For the twenty-four week period ended March 14, 2003, revenue was reduced by approximately $0.6 million related to certain additional costs on a fixed-price contract and a non-reimbursement contract. Absent this revenue reduction, gross profit as a percentage of revenue would have been approximately 27.0% for the twenty-four week period ended March 14, 2003.

     Operating Expenses. Operating expenses increased $2.3 million, or 7.1% to $34.6 million for the six months ended March 31, 2004, from $32.3 million for the twenty-four week period ended March 14, 2003. However, for the twenty-four week period ended March 14, 2003, there was approximately $5.8 million in non-recurring, transaction-related expense. There were no such costs incurred for the six months ended March 31, 2004. As such, the adjusted increase in operating expense was approximately $8.1 million ($2.3 million plus $5.8 million). On an adjusted basis, approximately $3.2 million of the $8.1 million increase is due to the additional twelve working days in the six months ended March 31, 2004. Approximately $0.9 million of the $8.1 million adjusted increase is attributable to the activities of the ITSC and IPS operations while approximately $4.0 million of the adjusted increase is attributable to the infrastructure costs in support of the revenue growth. Operating expenses, net of depreciation, amortization, and non-recurring transaction-related expense increased approximately $7.4 million, or 35.6%, to $28.2 million for the six months ended March 31, 2004, from $20.8 million for the twenty-four week period ended March 14, 2003. Approximately $2.7 million of the increase in total operating expenses is due to the impact of the twelve additional working days during the six months ended March 31, 2004 as compared to the twenty-four week period ended March 14, 2003, while approximately $0.9 million of the $7.4 million increase is attributable to the operating expenses incurred by the ITSC and IPS operations. Approximately $3.8 million of the increase is attributable to the additional infrastructure required to support the revenue growth.

     As a component of our operating expenses, overhead expenses for indirect personnel and facilities costs related to rental and occupancy expenses increased approximately $4.0 million, or 41.2%, to $13.7 million for the six months ended March 31, 2004, from $9.7 million for the twenty-four week period ended March 14, 2003. Approximately $1.3 million of the $4.0 million increase is due to the additional twelve working days during the six months ended March 31, 2004, and approximately $0.9 million is attributable to facility and occupancy costs incurred by ITSC and IPS operations. The remaining $1.8 million increase was driven by infrastructure needs in support of the revenue growth.

          As a second component of our operating expenses, general and administrative expense increased approximately $3.6 million, or 33.6%, to $14.3 million for the six months ended March 31, 2004, compared to $10.7 million for the twenty-four week period ended March 14, 2003. Approximately $1.4 million of the $3.6 million increase is due to the impact of the additional twelve working days. Approximately $0.7 million of the $3.6 million increase was due to outside legal fees of $0.5 million associated with the AB Technologies arbitration proceedings and year-end audit fees of approximately $0.2 million. The remaining $1.5 million increase is due to additional costs to support the infrastructure. As a percentage of revenues, general and administrative expenses increased to 11.6% for the six months ended March 31, 2004, compared to 11.2% for the twenty-four week period ended March 14, 2003.

          Depreciation and Amortization. Depreciation and amortization expense increased approximately $0.7 million, or 12.3%, to $6.4 million for the six months ended March 31, 2004, as compared to $5.7 million for the twenty-four week period ended March 14, 2003. Approximately $0.6 million of the increase is due to additional depreciation expense associated with approximately $1.3 million of capital expenditures incurred during the year ended September 30, 2003. As part of the $0.7 million increase, amortization expense associated with the intangible asset value assigned to the purchased customer contracts of ITSC was $0.1 million for the six-month period ended March 31, 2004. For each respective six-month or twenty-four week period, approximately $4.9 million of total amortization expense was incurred associated with the intangible asset value assigned to purchased customer contracts of IITRI. Also, for each respective six-month or twenty-four week period, approximately $0.2 million of depreciation expense was incurred associated with the fair value assigned to the purchased fixed assets of IITRI.

          Income (Loss) from Operations. For the six months ended March 31, 2004, income from operations was $0.2 million compared with $6.7 million operating loss for the twenty-four-week period ended March 14, 2003. The results from operations were due to the factors discussed above.

          Other Income and Expense. Other expenses increased approximately $3.5 million, or 79.5%, to $7.9 million for the six months ended March 31, 2004 as compared to $4.4 million for the twenty-four week period ended March 14, 2003. Approximately $0.5 million of the $3.5 million increase is due to the interest expense recognized resulting from the conversion to a three-month quarter from a twelve week interim period. The number of days for the six months ended March 31, 2004 increased to 183 from 168 for the twenty-four week interim period ended March 14, 2003. However, absent the impact of the fifteen additional days, approximately $2.4 million of the $3.5 million increase is associated with the interest expense incurred related to the debt financing associated with the purchase of the assets from IITRI; specifically, the warrant repurchase liabilities increased as a result of an increase in the share price of Alion’s common stock which resulted in additional interest expense. Also, approximately $0.8 million of the $3.5 million increase is associated with an increase in the deferred compensation expense related to Alion’s stock appreciation rights and phantom stock plans. For the six months ended March 31, 2004, the deferred compensation expense was approximately $0.9 million while for the twenty-four-week period ended March 14, 2003, the deferred compensation expense was $0.1 million. Approximately $0.2 million of the $3.5 million increase is due to an increase in the interest expense on the mezzanine and subordinate note resulting from the increase in the number of days in which interest accrued to 183 days for the six months ended March 31, 2004 from 85 days commencing with the date of issuance (December 20, 2002) to March 14, 2003. For the six months ended March 31, 2004, interest expense on the mezzanine note and subordinate note was approximately $2.6 million and for the twenty-four week period ended March 14, 2003, interest expense on the mezzanine note and subordinate note was $2.4 million. The remaining $0.1 million of the $3.5 million increase is associated with interest expense on the revolving credit facility which was used to fund the acquisition of IPS.

          Income Tax (Expense) Benefit. Our wholly-owned subsidiary, HFA, had operating income of approximately $0.7 for the six months ended March 31, 2004, compared to $0.3 million for the twenty-four-week period ended March 14, 2003. As of December 20, 2002, HFA was elected to be a qualified subchapter S subsidiary and is no longer treated as a taxable corporation for federal income tax purposes. As a result, HFA recorded no income tax provision for the six months ended March 31, 2004 and approximately $0.03 million for the twenty-four-week period ended March 14, 2003.

          Net Loss. The net loss of $7.7 million for the six months ended March 31, 2004, as compared to net loss of $11.2 million for the twenty-four week period ended March 14, 2003, was due to the factors discussed above.

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

          In accordance with FSP 106-1, neither the accumulated postretirement benefit obligation nor the net periodic postretirement benefit costs reflected in the accompanying financial statements reflects the effect of the Medicare Prescription Drug Improvement and Modernization Act of 2003 on Alion’s plan. Authoritative guidance, when issued, could require the Company to change previously reported information.

Liquidity and Capital Resources.

          Historically, primary sources of liquidity of the business we acquired on December 20, 2002 have been cash provided by operations and revolving credit and term-loan facilities. We intend to fund our operations primarily through cash provided by operating activities and drawdowns from our revolving credit facility.

          The following discussion relates to the cash flow of Alion for the six months ended March 31, 2004 as compared to the cash flow of Alion for the twelve-week period ended March 14, 2003 plus the cash flows of the operating activities of the business acquired on December 20, 2002 for the twelve-week period ended December 20, 2002.

          Net cash provided by operating activities was $3.6 million for the six months ended March 31, 2004, an increase of $1.9 million from the $1.7 million provided by operating activities for the twenty-four week period ended March 14, 2003. The primary reason for this $1.9 million increase in cash provided by operations results from the increase in the adjustment to the net loss from operating activities of approximately $2.6 million from non-cash interest expense (e.g. accretion of debt to face value, amortization of debt issuance costs, and the change in fair market value of the redeemable common stock warrants) associated with the debt structure which resulted from the Transaction compared to the twenty-four week period ended March 14, 2003. Net cash used in investing activities was $16.3 million for the six months ended March 31, 2004, and $59.3 million for the twenty-four week period ended March 14, 2003. Approximately $13.1 million of the $16.3 million of cash used during the six months ended March 31, 2004 was for the acquisition and purchase of ITSC and IPS. During the twenty-four week period ended March 14, 2003, the cash Alion paid for the selected operations of IITRI was $58.6 million. Cash of $25.8 million was generated from the sale of Alion common stock to the ESOP Trust, and $32.1 million resulted from net borrowings under the Senior Term Note.

          Net cash provided by financing activities was $12.4 million for the six months ended March 31, 2004, compared to cash provided by financing activities of $58.5 million for the twenty-four week period ended March 14, 2003. For the six months ended March 31, 2004, net cash provided by financing activities was primarily the result of increased borrowings under Alion’s working capital bank facility. For the six months ended March 31, 2004, the balance drawn under the working capital facility was approximately $14.6 million primarily to fund the acquisition of IPS. For the twenty-four week period ended March 14, 2003, the balance drawn was approximately $7.0 million. During the twenty-four week period ended March 14, 2003, the additional financing required to complete the purchase of the selected operations of IITRI included a $35.0 million Senior Term Note, a $20.3 million Mezzanine Note (with warrants), a $39.9 million Subordinated Note (with warrants), and the sale of $25.8 million of common stock to the ESOP Trust.

Discussion of Debt Structure

          On December 20, 2002, the Company entered into a senior credit agreement among LaSalle Bank National Association, US Bank, National Cooperative Bank, Orix Financial Services, Inc. and BB&T Bank to refinance and replace IITRI’s prior credit arrangements. The new agreement consists of a $25.0 million revolving credit facility and a $35.0 million term loan to finance, in part, the IITRI acquisition. Principal repayments under the term loan are payable in quarterly installments. As of March 31, 2004, the approximate remaining fiscal year principal repayments (taking into account previous repayments) of $26.8 million under the term loan are as follows:

Fiscal Year Ended September 30, 2004	$2.5 million
Fiscal Year Ended September 30, 2005	$6.9 million
Fiscal Year Ended September 30, 2006	$8.3 million
Fiscal Year Ended September 30, 2007	$8.9 million
Fiscal Year Ended September 30, 2008	$0.2 million

          The Company must repay all principal obligations under the revolving credit facility no later than December 20, 2007. The senior credit facility is secured by a first priority, perfected security interest in all of the Company’s current and future tangible and intangible property.

          From December 20, 2002 until January 31, 2004, the term note and the revolving line of credit under the senior credit facility bore interest at either of two floating rates at the Company’s choice: an annual rate equal to the Eurodollar rate plus 350 basis points, or the LaSalle Bank prime rate plus 200 basis points. After January 31, 2004, the interest rate equals the Eurodollar rate or the prime rate plus margins which will vary depending upon the Company’s leverage ratio. Leverage ratio is the ratio of total funded debt, excluding the Subordinated Note (described below), to earnings before interest, taxes, depreciation, amortization, ESOP repurchase obligations and non-cash compensation expenses.

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

          Interest on the term note was payable at the LaSalle Bank prime rate plus 200 basis points through February 14, 2003. Effective February 14, 2003, the Company exercised its right to have the term note bear interest at a Eurodollar rate plus 350 basis points. This did not affect the interest rate on the revolving line of credit. Thereafter the term note bore interest at the Eurodollar rate plus 350 basis points.

          The Company and one of its senior lenders entered into an interest rate cap agreement which runs from February 3, 2003 through February 3, 2007. Under this agreement, the Company’s maximum effective interest rate on the first $25.0 million of the term note principal will not exceed 6%. The senior lender counterparty to the cap agreement will semiannually calculate and reimburse the Company for all interest payments in excess of this 6% ceiling.

          On February 6, 2004, Amendment Number 1 to the Senior Credit Agreement was executed by and among the parties whereby the definition of “Borrowing Base (Senior Debt)” has been redefined for the fiscal period ending December 31, 2003. As such, the amended definition increased the Company’s borrowing capacity under the Senior Credit Agreement for the fiscal period ended December 31, 2003.

          On March 31, 2004, Amendment Number 2 to the Senior Credit Agreement was entered into, whereby 1) certain cash payments for earn out obligations under current arrangements are to be excluded in fiscal year 2004 for purposes of calculating the minimum Fixed Price Charge Coverage Ratio, 2) the effective period of Borrowing Base Formula for “Senior Debt (ii)” is to apply for the fiscal periods ending March 31, 2004, June 30, 2004, and September 30, 2004, 3) the Borrowing Base Formula “Senior Debt (ii)” is amended to include an advance for fifty percent (50%) of the total billed receivables outstanding one-hundred and twenty-one days (121) or more for the date of original invoice, plus fifty percent (50%) of the value of the net property, and equipment of the Borrower, and 4) the waiver of the requirement to have the mezzanine (and warrants) that were purchased from an officer of the Company be repurchased by a member of Alion’s senior management team. As such, the adoption of this amendment potentially increases the Company’s borrowing capacity under the Senior Credit Agreement.

          On March 31, 2004, the Company had approximately $26.8 million in borrowings outstanding under the senior term note with approximately $14.6 million outstanding under the revolving credit facility. The revolving credit facility bears interest at the LaSalle Bank prime rate plus 200 basis points, which was 6.0% as of March 31, 2004. The approximately $26.8 million balance remaining under the senior term note bears interest at the Eurodollar rate plus 350 basis points, which was 4.62% as of March 31, 2004.

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

          On February 11, 2004, the Company borrowed $750,000 from an officer of the Company. The Company will issue a promissory note with interest at a rate of 15% per annum until March 31, 2009. The annual interest period was effective beginning February 11, 2004. The agreement essentially replaces a note for the same sum previously issued to another officer of the Company, the termination of whose employment relationship resulted in repurchase of the note. The agreement with the officer is subordinate to the senior credit agreement and the mezzanine note referenced above.

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

          The Company has a maximum earnout payment obligation of $11.5 million to the former shareholders of AB Technologies arising from IITRI’s acquisition of their company. The earnout arrangement applies to results of certain operations for part of fiscal year 2000, all of fiscal years 2001 through 2004, and part of fiscal year 2005. Messrs. Andrews and Bewley filed a lawsuit against IITRI for breach of the AB Technologies asset purchase agreement claiming at least $8.2 million in damages. The Andrews-Bewley lawsuit was removed to federal court and consolidated into IITRI’s lawsuit. The federal court stayed the litigation and ordered both parties to submit the dispute to the independent accounting firm of Grant Thornton for arbitration.

          On January 20, 2004, the arbitrator issued a decision awarding Messrs. Andrews and Bewley a purchase price adjustment of approximately $0.7 million. The arbitrator’s decision reclassified certain overhead expenses as general and administrative expenses which were capped by the asset purchase agreement. That decision increased earn out payments due Messrs. Andrews and Bewley by approximately $3.5 million for the period from the acquisition date through September 30, 2002. The Company was also required to recognize a liability of approximately $0.3 million for potential payments to employees who worked in the business units subject to this earn out.

          Through March 31, 2004, the Company recognized approximately $4.5 million in additional earn out obligations due Messrs. Andrews and Bewley and approximately $0.3 million for potential payments to employees who worked in the business units subject to this earn out. As of March 31, 2004, the Company had paid approximately $0.7 million to Messrs. Andrews and Bewley for earn outs and purchase price adjustments. The Company expects to pay Messrs. Andrews and Bewley approximately $3.5 million in the quarter ending June 30, 2004 and approximately $3.3 million in the quarter ending September 30, 2004.

          The Company’s minimum lease payment obligations under non-cancelable operating leases for the full fiscal years ending 2004, 2005, 2006, 2007 and 2008 are $9.8 million, $10.8 million, $8.6 million, $8.7 million and $8.6 million, respectively. The remaining aggregate obligations on these leases thereafter are approximately $17.2 million. Commercial facility lease expenses are included in these amounts. These commercial facility lease obligations are currently reimbursable costs under the Company’s government contracts.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company’s exposure to interest rate risk is primarily due to the additional debt it incurred to finance the IITRI and IPS acquisitions. The Mezzanine Note and Subordinated Note have fixed interest rates, and therefore present no risk of change to interest charges as a result of an increase in market interest rates. The balance drawn under the $25.0 million senior revolving credit facility and $1.8 million of the Company’s $26.8 million remaining balance on its senior term note, however, bear interest at variable rates tied to the Eurodollar rate. Such variable rates increase the risk that interest charges will increase materially if market interest rates increase. The Company has reduced, in part, the maximum total amount of variable interest rate risk by entering into an interest rate cap agreement which caps at 6% the first $25.0 million of principal borrowed under the term note effective until February 3, 2007. For a description of the arrangement, refer to “Discussion of Debt Structure” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

          On January 20, 2004, the arbitrator issued a decision awarding Messrs. Andrews and Bewley a purchase price adjustment of approximately $0.7 million. The arbitrator’s decision reclassified certain overhead expenses as general and administrative expenses which were capped by the asset purchase agreement. That decision increased earn out payments due Messrs. Andrews and Bewley by approximately $3.5 million for the period from the acquisition date through September 30, 2002. The Company was also required to recognize a liability of approximately $0.3 million for potential payments to employees who worked in the business units subject to this earn out.

          Through March 31, 2004, the Company recognized approximately $4.5 million in additional earn out obligations due Messrs. Andrews and Bewley for the fiscal year ended September 30, 2003 and for the six-month period ended March 31, 2004. Additionally, the Company recognized approximately $0.3 million for potential payments to employees who worked in the business units subject to this earn out. As of March 31, 2004, the Company had paid approximately $0.7 million to Messrs. Andrews and Bewley for earn outs and purchase price adjustments. The Company expects to pay Messrs. Andrews and Bewley approximately $3.5 million in the quarter ending June 30, 2004 and approximately $3.3 million in the quarter ending September 30, 2004.

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

          None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5. OTHER INFORMATION

          None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibit
No.	Description
2.1	Stock Purchase Agreement by and among Identix Public Sector, Inc. Identix Incorporated and Alion Science and Technology Corporation, dated February 13, 2004.(1)

3.1	Second Amended and Restated Certificate of Incorporation of Beagle Holdings, Inc.(2)

3.2	Amended and Restated By-laws of Alion Science and Technology Corporation.(3)

4.1	Amended and Restated Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(4)

4.2	First Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(5)

4.3	Second Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(6)

4.4	Third Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (6)

4.5	Fourth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (6)

4.6	Fifth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (7)

4.7	Sixth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (7)

4.8	Seventh Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (7)

4.9	Eighth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (7)

10.29	First Amendment to the Credit Agreement by and among LaSalle Bank National Association as agent, various lenders and Alion Science and Technology Corporation.(8)

10.30	Second Amendment to the Credit Agreement by and among LaSalle Bank National Association as agent, various lenders and Alion Science and Technology Corporation.

10.31	Employment Agreement between Alion Science and Technology Corporation and James Fontana.

10.32	Employment Agreement between Alion Science and Technology Corporation and Leroy R. Goff III.

31.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation pursuant to 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

Exhibit
No.	Description
32.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Company’s current report on Form 8-K/A, filed with the Securities and Exchange Commission on March 5, 2004 (File no. 950133-04-000745).

(2)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 17, 2002 (File no. 950133-2-3224).

(3)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 9, 2002 (File no. 950133-2-4018).

(4)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Pre-Effective Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 7, 2002 (File no. 950133-2-3343).

(5)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Post-Effective Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 24, 2003 (File no. 950133-3-862).

(6)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarterly period ended July 4, 2003, filed with the Securities and Exchange Commission on August 15, 2003 (File no. 950133-03-002960).

(7)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 28, 2004 (File no. 950133-04-001602).

(8)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarterly period ended December 31, 2003, filed with the Securities and Exchange Commission on February 17, 2003 (File no. 950133-04-000432).

(b) Reports on Form 8-K:

          The Company filed a Report on Form 8-K on February 13, 2004 with respect to Item 5. Other Events and Required FD Disclosure and Item 7 Financial Statements, Pro Forma Financial Information and Exhibits announcing the acquisition of Identix Public Sector, Inc., dated February 13, 2004.

          The Company filed an amendment to its Report on Form 8-K on March 5, 2004 with respect to Item 2. Acquisition or Disposition of Assets, Item 5. Other Events and Required FD Disclosure and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits announcing the acquisition of Identix Public Sector, Inc., dated February 13, 2004.

          The Company filed a Report on Form 8-K on March 8, 2004 with respect to Item 12. Results of Operations and Financial Condition, dated March 8, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALION SCIENCE AND TECHNOLOGY CORPORATION

Date: May 14, 2004	By: /s/ John M. Hughes

Name: John M. Hughes

Title: Chief Financial Officer

(Principal Financial and Accounting Officer
and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
No.	Description
2.1	Stock Purchase Agreement by and among Identix Public Sector, Inc. Identix Incorporated and Alion Science and Technology Corporation, dated February 13, 2004.(1)

3.1	Second Amended and Restated Certificate of Incorporation of Beagle Holdings, Inc.(2)

3.2	Amended and Restated By-laws of Alion Science and Technology Corporation.(3)

4.1	Amended and Restated Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(4)

4.2	First Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(5)

4.3	Second Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(6)

4.4	Third Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (6)

4.5	Fourth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (6)

4.6	Fifth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (7)

4.7	Sixth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (7)

4.8	Seventh Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (7)

4.9	Eighth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (7)

10.29	First Amendment to the Credit Agreement by and among LaSalle Bank National Association as agent, various lenders and Alion Science and Technology Corporation.(8)

10.30	Second Amendment to the Credit Agreement by and among LaSalle Bank National Association as agent, various lenders and Alion Science and Technology Corporation.

10.31	Employment Agreement between Alion Science and Technology Corporation and James Fontana.

10.32	Employment Agreement between Alion Science and Technology Corporation and Leroy R. Goff III.

31.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation pursuant to 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

Exhibit
No.	Description
32.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Company’s current report on Form 8-K/A, filed with the Securities and Exchange Commission on March 5, 2004 (File no. 950133-04-000745).

(2)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 17, 2002 (File no. 950133-2-3224).

(3)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 9, 2002 (File no. 950133-2-4018).

(4)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Pre-Effective Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 7, 2002 (File no. 950133-2-3343).

(5)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Post-Effective Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 24, 2003 (File no. 950133-3-862).

(6)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarterly period ended July 4, 2003, filed with the Securities and Exchange Commission on August 15, 2003 (File no. 950133-03-002960).

(7)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 28, 2004 (File no. 950133-04-001602).

(8)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarterly period ended December 31, 2003, filed with the Securities and Exchange Commission on February 17, 2003 (File no. 950133-04-000432).