Form 10-Q
period 2004-06-30
ALION SCIENCE & TECHNOLOGY CORP
filed 2004-08-13
CIK 1166568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004.

COMMISSION FILE NUMBER 333–89756

Alion Science and Technology Corporation

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation of Organization)	54–2061691 (I.R.S. Employer Identification No.)

10 West 35th Street Chicago, IL 60616 (312) 567–4000	1750 Tysons Boulevard, Suite 1300 McLean, VA 22102 (703) 918–4480

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
Yes / / No /X/

The number of shares outstanding of Alion Science and Technology Corporation common stock as of June 30, 2004, was:

Common Stock      3,224,027

ALION SCIENCE AND TECHNOLOGY CORPORATION
FORM 10-Q INDEX
FOR THE QUARTER ENDED JUNE 30, 2004

ALION SCIENCE AND TECHNOLOGY CORPORATION
Consolidated Balance Sheets
As of June 30, 2004 (Unaudited) and September 30, 2003
(In thousands, except share information)

	June 30,	September 30,
	2004	2003
Assets
Current assets:
Cash	$11	$494
Restricted cash	—	5
Accounts receivable, less allowance of $3,231 at June 30, 2004 and $2,484 at September 30, 2003	64,682	42,777
Stock subscriptions receivable	—	1,246
Receivable from Trust	16	—
Prepaid expense	2,019	974
Other current assets	1,922	987

Total current assets	68,650	46,483
Fixed assets, net	10,787	8,696
Intangible assets, net	16,349	22,788
Goodwill	81,748	65,522
Other	2,108	97
Deferred compensation assets	1,688	1,362

Total assets	$181,330	144,948

Liabilities and Shareholder’s Equity, Subject to Redemption
Current liabilities:
Note payable to bank	$500	$—
Current portion of senior note payable	—	5,000
Acquisition obligations	5,965	2,928
Trade accounts payable and accrued liabilities	19,964	9,661
Accrued payroll and related liabilities	15,597	14,217
Advance payments	—	5
ESOP liabilities	1,005	320
Current portion of lease obligations	685	—
Billings in excess of costs and estimated earnings on uncompleted contracts	1,213	409

Total current liabilities	44,929	32,540
Senior note payable, excluding current portion	46,746	22,903
Mezzanine note payable	17,374	17,636
Subordinated note payable	34,038	33,437
Agreements with officers	1,509	743
Deferred compensation liability	1,684	1,362
Accrued post-retirement benefit obligation	3,454	3,319
Non current portion of lease obligations	3,391	346
Redeemable common stock warrants	16,779	14,762

Total liabilities	169,904	127,048
Shareholder’s equity, subject to redemption:
Common stock (subject to redemption), $0.01 par value, 15,000,000 shares authorized, 3,224,769 shares and 2,973,813 shares issued and 3,224,027 and 2,973,813 shares outstanding at June 30, 2004 and September 30, 2003, respectively	32	29
Additional paid-in capital	34,645	30,578
Treasury stock, at cost (743 shares)	(12)	—
Accumulated deficit	(23,239)	(12,707)

Total shareholder’s equity, subject to redemption	11,426	17,900

Total liabilities and shareholder’s equity, subject to redemption	$181,330	$144,948

See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION
Consolidated Statements of Operations
Three Months Ended June 30, 2004, Sixteen-Week Period Ended July 4, 2003
Nine Months Ended June 30, 2004 and the Forty-Week Period Ended July 4, 2003
(In thousands, except share information)
(Unaudited)

	Three Months	Sixteen-Week	Nine Months	Forty-Week Period
	Ended	Period Ended	Ended	Ended
	June 30, 2004	July 4, 2003	June 30, 2004	July 4, 2003
Contract revenue	$69,808	$65,134	$193,111	$114,139
Direct contract expense	50,819	47,459	139,310	83,490

Gross profit	18,989	17,675	53,801	30,649

Operating expenses:
Indirect contract expense	4,829	3,588	13,483	6,436
Research and development	65	50	243	69
General and administrative	6,834	8,046	21,099	13,355
Non-recurring transaction expense	—	174	—	726
Rental and occupancy expense	3,329	2,541	8,337	4,634
Depreciation and amortization	3,518	3,797	9,889	6,616
Bad debt expense (recovery)	180	(700)	314	(545)

Total operating expenses	18,755	17,496	53,365	31,291

Operating income (loss)	234	179	436	(642)
Other income (expense):
Interest income	9	9	18	12
Interest expense	(2,456)	(2,603)	(9,420)	(4,826)
Other	(588)	(278)	(1,564)	(353)

Loss before income taxes	(2,801)	(2,693)	(10,530)	(5,809)
Income tax expense	(4)	—	(4)	—

Net loss	$(2,805)	$(2,693)	$(10,534)	$(5,809)

Basic and diluted loss per share	$(0.87)	$(1.00)	$(3.47)

Basic and diluted weighted average common shares outstanding	3,224,704	2,693,056	3,038,148

See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION
Consolidated Statements of Operations
Three Months Ended June 30, 2004, Sixteen-Week Period Ended July 4, 2003 and
Nine Months Ended June 30, 2004 and
Pro Forma Consolidated Statement of Operations for the Forty-Week Period Ended July 4, 2003
(In thousands, except share information)
(Unaudited)

				Pro Forma
	Three Months	Sixteen-Week	Nine Months	Forty-Week
	Ended	Period Ended	Ended	Period Ended
	June 30, 2004	July 4, 2003	June 30, 2004	July 4, 2003
Contract revenue	$69,808	$65,134	$193,111	$161,404
Direct contract expenses	50,819	47,459	139,310	118,145

Gross profit	18,989	17,675	53,801	43,259

Operating expenses:
Indirect contract expense	4,829	3,588	13,483	9,004
Research and development	65	50	243	105
General and administrative	6,834	8,046	21,099	18,240
Non-recurring transaction costs	—	174	—	6,562
Rental and occupancy expense	3,329	2,541	8,337	6,835
Depreciation and amortization	3,518	3,797	9,889	9,499
Bad debt expense (recovery)	180	(700)	314	(425)

Total operating expenses	18,755	17,496	53,365	49,820

Operating income (loss)	234	179	436	(6,561)
Other income (expense):
Interest income	9	9	18	34
Interest expense	(2,456)	(2,603)	(9,420)	(6,980)
Other	(588)	(278)	(1,564)	(374)

Loss before income taxes	(2,801)	(2,693)	(10,530)	(13,881)
Income tax expense	(4)	—	(4)	(27)

Net loss	$(2,805)	$(2,693)	$(10,534)	$(13,908)

Basic and diluted loss per share	$(0.87)	$(1.00)	$(3.47)

Basic and diluted weighted average common shares outstanding	3,224,704	2,693,056	3,038,148
Pro forma basic and diluted loss per share				(5.30)
Pro forma basic and diluted weighted average common shares outstanding				2,622,527

See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION
Consolidated Statements of Cash Flows
Nine Months Ended June 30, 2004
and Forty-Week Period Ended July 4, 2003
(In thousands, except share information)
(Unaudited)

	Nine Months	Forty-Week Period
	Ended	Ended
	June 30, 2004	July 4, 2003
Cash flows from operating activities:
Net loss	$(10,534)	$(5,809)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,889	6,616
Accretion of debt to face value	1,105	718
Amortization of debt issuance costs	310	247
Decrease in value of interest rate cap agreement	50	—
Change in fair value of redeemable common stock warrants	2,018	(266)
(Gain) Loss on investments	(36)	(71)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(10,978)	8,822
Other assets	(2,529)	798
Trade accounts payable and accruals	5,385	1,121
Other liabilities	2,674	(822)

Net cash provided by (used in) operating activities	(2,646)	11,354
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(17,715)	(59,944)
Capital expenditures	(2,786)	(998)
Purchase of non-marketable securities	(1,333)	—

Net cash used in investing activities	(21,834)	(60,942)
Cash flows from financing activities:
Proceeds from senior note payable	—	35,000
Payment of debt issuance costs	—	(1,700)
Repayment of senior note payable	(4,817)	(1,850)
Repayment of mezzanine note payable	(750)	—
Proceeds from agreement with officer	750	—
Repayments of ITSC revolving credit agreement	(375)	—
Repayments under IITRI revolving credit agreement	—	(6,185)
Borrowings under revolving credit facility	23,850	—
Purchase of interest rate cap agreement	—	(245)
Payment of acquisition obligations	(18)	(155)
Purchase of 50,780 shares of common stock from ESOP Trust	(748)	—
Stock redemption	—	(58)
Payment of stock subscription for common stock issued to ESOP Trust	6,105	26,489

Net cash provided by financing activities	23,997	51,296
Net increase (decrease) in cash	(483)	1,708
Cash at beginning of period	494	6

Cash at end of period	$11	$1,714

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,570	$2,564
Non-cash investing and financing activities:
Mezzanine note and warrants issued in connection with acquisition of selected operations of IITRI	—	20,343
Subordinated note and warrants issued in connection with acquisition of selected operations of IITRI	—	39,900
Issuance of 29,637 shares of common stock to ESOP Trust for amount due to ESOP Trust	—	296
Common stock issued to ESOP Trust in satisfaction of employer contribution liability	—	1,001
Bank debt assumed in connection with the acquisition of selected operations of IITRI	—	6,185
IITRI transaction costs assumed in connection with the acquisition of selected operations of IITRI	—	783
Additional non-cash consideration paid in connection with acquisition of selected operations of IITRI	—	1,798
Deferred compensation arrangement with officer	—	857

See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004 (UNAUDITED)

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

$127,305

2. Basis of Presentation

     The accompanying unaudited consolidated financial statements include the accounts of Alion and its wholly owned subsidiaries Human Factors Applications, Inc. (HFA), Innovative Technology Solutions Corporation (ITSC), and Identix Public Sector, Incorporated (“IPS”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial information. Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2004. For further information, refer to the consolidated financial statements and notes thereto included in the Post Effective Amendment No. 4 to the Company’s registration statement on Form S-1 (No. 333-89756) filed with the SEC on January 22, 2004.

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

3. Summary of Significant Accounting Policies

     The consolidated financial statements are prepared on the accrual basis of accounting and include the accounts of Alion prior to the Transaction and the accounts of Alion and its wholly owned subsidiaries subsequent to the Transaction. All significant intercompany accounts have been eliminated in consolidation.

Fiscal, Quarter and Interim Periods

     The Company’s fiscal year ends on September 30. Beginning with the fiscal year ending September 30, 2004, the Company began operating based on a three-month quarter, four-quarter fiscal year. For the fiscal year ended September 30, 2003, the Company operated on a thirteen-period fiscal year that consisted of three, four-week periods in its first interim period; three, four-week periods in its second interim period; four, four-week periods in its third interim period; and the balance of the fiscal year of approximately three, four-week periods in its fourth interim period. For the three months ended June 30, 2004, there were 64 available work days (based on a standard work week of Monday through Friday and excluding designated holidays recognized by Alion) as compared to 78 available workdays for the sixteen-week period ended July 4, 2003. On a fiscal year-to-date basis, through the nine months ended June 30, 2004, there were 192 available workdays as compared to 194 available workdays for the forty-week period ended July 4, 2003. Accordingly, comparisons between the three-month quarter ended June 30, 2004 and the sixteen-week period ended July 4, 2003 and comparisons between the nine months ended June 30, 2004 and the forty-week period ended July 4, 2003 will need to consider the differing lengths of time.

Reclassifications

     Where appropriate, certain items relating to prior years have been reclassified to conform to the current period presentation.

Recently Issued Accounting Pronouncements

     On January 12, 2004, the Financial Accounting Standards Board (FASB) issued Staff Position No. FAS 106-1 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP 106-1). FSP 106-1 permits employers that sponsor postretirement benefit plans to defer accounting for any effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 that was signed into law on December 8, 2003. FSP 106-1 was superseded by FSP FAS 106-2 which is effective beginning July 1, 2004.

     In accordance with FSP 106-1 and FSP 106-2, neither the accumulated post-retirement benefit obligation nor the net periodic postretirement benefit costs reflected in the accompanying financial statements reflects the effect of the Medicare Prescription Drug Improvement and Modernization Act of 2003 on Alion’s plan. Authoritative guidance, when issued, could require the Company to change previously reported information.

4. Earnings (Loss) Per Share

     Basic and diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. For the pro forma forty-week period ended July 4, 2003, pro forma loss per share has been computed as though the 2,575,408 shares of common stock sold by the Company to the employee stock ownership plan (ESOP) component of the Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan (KSOP) on December 20, 2002 to fund the Transaction described in Note 1, were outstanding for the entire period presented. Prior to the sale of shares of common stock to the ESOP, the Company’s capital structure consisted of 100 shares of common stock issued and outstanding. Accordingly, historical earnings per share information for periods prior to the Transaction has not been presented as it is not indicative of the Company’s ongoing capital structure.

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

     During the fiscal year ended September 30, 2003, the Company recorded goodwill of approximately $65.5 million, which is subject to the aforementioned annual impairment review. During the nine months ended June 30, 2004, goodwill increased by approximately $16.2 million primarily as a result of recording additional obligations of $6.5 million related to earnout arrangements for historical acquisitions and approximately $9.8 million for the acquisitions described in Note 10.

     In addition, the Company recorded intangible assets of approximately $30.6 million during fiscal year 2003, comprised primarily of contracts purchased from IITRI. For the acquisitions described in Note 10, as of June 30, 2004, the Company recorded intangible assets of approximately $1.5 million for purchased contracts. For the acquisitions described in Note 10, the Company’s allocation of purchase price is preliminary and subject to adjustment. The intangible assets have an estimated useful life of one to three years and are being amortized using the straight-line method. Amortization expense was approximately $7.9 million during the nine months ended June 30, 2004. Amortization expense is estimated to be approximately $10.7 million, $2.4 million, and $0.2 million for fiscal years ending September 30, 2005, 2006, and 2007, respectively.

6. Redeemable Common Stock Warrants

     In connection with the issuance of the Mezzanine Note, Subordinated Note, and the Deferred Compensation Agreement described in Note 8, the Company issued 524,229, 1,080,437, and 22,062, respectively, detachable redeemable common stock warrants (the Warrants) to the holders of those instruments. The Warrants have an exercise price of $10 per share and are exercisable until December 20, 2008 for the warrants associated with the Mezzanine Note and the Deferred Compensation Agreement and until December 20, 2010 for the warrants associated with the Subordinated Note. In addition, the Warrants enable the holders to sell the warrants back to the Company, at predetermined times, at the then current fair value of the common stock less the exercise price. Accordingly, the warrants are classified as debt instruments in accordance with Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. The estimated fair value of the Warrants of approximately $10.3 million on the date of issuance was recorded as a discount to the face value of the notes issued and as a liability in the accompanying consolidated balance sheet. The estimated fair value of the Warrants was approximately $16.8 million as of June 30, 2004. Changes in the estimated fair value of the Warrants are recorded as interest expense in the accompanying consolidated statements of operations.

7. Shareholder’s Equity, Subject to Redemption

     The Company’s outstanding common stock is owned by the Alion Science and Technology Corporation Employee Ownership, Savings and Investment Trust (the Trust). The Company provides a put option to any participant or beneficiary which permits the participant or beneficiary to sell such common stock to the Company during certain periods, at the then current market value per share, which was $16.56 per share as of June 30, 2004. Accordingly, all of the Company’s equity is classified as subject to redemption in the accompanying consolidated balance sheets. The per share market value is determined based upon a valuation performed by an independent, third-party firm. The Company may allow the Trust to purchase shares of common stock tendered to the Company under the put option.

     Certain participants have the right to sell to the Company their shares distributed from participant accounts that were acquired on the closing date of the Transaction at a value per share equal to the greater of the original purchase price and the then current market value of the common stock.

8. Long-term Debt

     To fund the Transaction described in Note 1, the Company entered into various debt agreements as described below. As described in Note 14, on August 2, 2004, the Company entered into a new Senior Credit Facility. The impact of the new facility on the repayment obligations of the original debt agreements is described in Note 14.

Senior Credit Agreement

     On December 20, 2002, the Company executed a Senior Credit Agreement among LaSalle Bank National Association, US Bank, National Cooperative Bank, Orix Financial Services, Inc. and BB&T Bank to refinance and replace IITRI’s prior credit arrangements and to finance, in part, the Transaction. The Senior Credit Agreement consists of a $35.0 million Senior Term Note and a $25.0 million revolving credit facility. All principal obligations under the Senior Credit Agreement are to be repaid in full no later than December 20, 2007. The Senior Credit Agreement is secured by a first priority, perfected security interest in all of the Company’s current and future tangible and intangible property. On December 20, 2002, the

Company paid $1.7 million to obtain this facility which was recorded as debt discount. The Company is using the effective interest method to accrete the value of long-term debt to its face value. For the nine months ended June 30, 2004, the Company recognized approximately $0.3 million of interest expense related to accretion of this discount.

     The revolving credit facility bears interest at the LaSalle Bank prime rate plus 200 basis points, which equaled 6.0% as of June 30, 2004. As of June 30, 2004, the Company had approximately $23.8 million borrowed under the revolving credit facility.

     As of June 30, 2004 and prior to the impact of the new credit facility described in Note 14, the remaining principal repayments (adjusted for prepayments made through such date) of $24.4 million under the Senior Term Note are payable in quarterly installments, yielding remaining fiscal year repayments in the following amounts:

Fiscal Year Ending September 30,	(In thousands)
2004	$2,500
2005	$6,875
2006	$8,250
2007	$6,808

     For the periods until the receipt of the compliance certificate and audited financial statements for the fiscal year ended September 30, 2003, the Company’s borrowings under the Senior Credit Agreement were to bear interest at either of two floating rates: a per year rate equal to the Eurodollar rate plus 350 basis points, or LaSalle’s prime rate (base rate) plus 200 basis points.

     Effective February 14, 2003, the Company exercised its right and elected that the Senior Term Note bear interest at a Eurodollar rate. This election did not affect the interest rate applicable to amounts borrowed under the revolving line of credit. Interest under the Senior Term Note was payable at LaSalle’s prime rate (base rate) plus 200 basis points until February 14, 2003. Thereafter, the Senior Term Note bore interest at the Eurodollar rate plus 350 basis points.

     The Company entered into an interest rate cap agreement effective as of February 3, 2003 with one of its senior lenders. Under this agreement, the Company’s maximum effective rate of interest payable on the first $25 million of principal under its term note is not to exceed 6%. Any interest the Company pays on the first $25 million of principal in excess of 6% will be reimbursed to the Company semiannually by the senior lender pursuant to the cap agreement. This cap agreement expires February 3, 2007. As of June 30, 2004, the cap agreement had a fair value of approximately $0.047 million.

Mezzanine Note

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

     Under the terms of the Senior Credit Agreement and Mezzanine Note, the Company is subject to covenants including financial covenants with respect to minimum fixed charge coverage, maximum total senior leverage, maximum total leverage, maximum capital expenditures, minimum EBITDAE, as defined, and other customary covenants. As of June 30, 2004, the Company was in compliance with these financial covenants.

Subordinated Note

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

Other Notes and Agreements

     On December 20, 2002, the Company entered into a deferred compensation agreement with Dr. Bahman Atefi, its President, CEO and Chairman, as a condition to completing the Transaction. Under the deferred compensation agreement, Dr. Atefi is entitled to a payment of approximately $857,000 on December 20, 2008, plus 12% cash interest per year.

     On March 28, 2003, an officer of the Company purchased a portion of the Company’s Mezzanine Note owned by IITRI for $750,000, its face value, along with warrants to purchase 19,327 shares of Alion’s common stock at an exercise price of $10.00 per share. On November 12, 2003, the Company purchased the portion of the Mezzanine Note and warrants from the officer for an aggregate purchase price of $1,034,020, the estimated fair value of the note and warrants on that date.

     On February 11, 2004, the Company borrowed $750,000 from an officer of the Company. In exchange, on June 7, 2004, the Company issued a promissory note in the principal amount of $750,000 to the officer. The promissory note bears interest at a rate of 15% per year, payable quarterly. The annual interest period was effective beginning February 11, 2004. The Company is required to pay the outstanding principal amount of the promissory note in a lump sum on March 31, 2009. The promissory note is subordinate to the Senior Credit Agreement and the Mezzanine Note.

     In summary, for the aforementioned debt agreements, as of June 30, 2004 the remaining fiscal year repayments (at face amount before debt discount) are as follows:

	Principal Payments (in thousands)
	2004	2005	2006	2007	2008	2009	2010	2011	Total
Senior Term Note	$2,500	$6,875	$8,250	$6,808					$24,433
Mezzanine Note, Promissory Note, and Agreement with Officer						$21,200			$21,200
Subordinated Note							$19,950	$19,950	$39,900
Subordinated Paid in Kind Note							$7,182	$7,182	$14,364

Total Principal Payments	$2,500	$6,875	$8,250	$6,808	$—	$21,200	$27,132	$27,132	$99,897

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

     For the nine months ended June 30, 2004, revenues from services provided to various agencies of the U.S. Government represented $188.7 million or approximately 98% of revenues, and $158.5 million or approximately 98% of revenues for the forty-week period ended July 4, 2003. Contract receivables from agencies of the U.S. Government represented approximately $64.3 million, or 95% of accounts receivable at June 30, 2004 and $38.0 million, or 92%, at July 4, 2003.

     During the nine months ended June 30, 2004, there were no sales by Alion to any customers within a single country (except for the United States) where the sales accounted for 10% or more of total revenue. The Company treats sales to U.S. Government customers as sales within the United States regardless of where the services are performed. Substantially all of the Company’s assets were located within the United States during the nine months ended June 30, 2004.

10. Acquisition of Innovative Technologies Solutions Corporation and Identix Public Sector, Inc.

     On October 31, 2003, Alion acquired 100% of the outstanding shares of Innovative Technologies Solutions Corporation (ITSC) for $4.0 million. The transaction is subject to an earnout provision not-to-exceed $2.5 million. ITSC is a New Mexico corporation with approximately 53 employees, the majority of whom are located in New Mexico. ITSC provided nuclear safety and analysis services to the U.S. Department of Energy (DOE) as well as to the commercial nuclear power industry. While the allocation of purchase price is preliminary, as of June 30, 2004, the Company has recorded approximately $3.6 million of goodwill and approximately $0.1 million of intangible assets.

     On February 13, 2004, Alion acquired 100% of the outstanding stock of Identix Public Sector, Inc. (IPS) for $8.0 million in cash. At closing, the Company reimbursed IPS’s parent company $0.9 million for intercompany payables. Subsequent payments totaling approximately $1.7 million for intercompany payables were made in the three successive months following the closing. Per the agreement, a contingent payment of $0.5 million was placed in escrow and may be due from the Company in the future. The payment is contingent on the Company having the opportunity to compete or bid for services on certain government solicitations. While the allocation of purchase price is preliminary, as of June 30, 2004, the Company has recorded approximately $5.7 million of goodwill and approximately $1.4 million of intangible assets. Founded in 1980, IPS is based in Fairfax, Virginia and provides program and acquisition management, integrated logistics support, and foreign military support primarily to U.S. Navy customers. IPS, formerly ANADAC, was a wholly-owned subsidiary of Identix Incorporated.

     The table below sets out the proforma effects of the IPS acquisition on the Company’s revenue, net income and earnings per share as though the IPS acquisition had taken place on first day of each period presented. These pro forma adjustments are in addition to the pro forma effects of the Alion acquisition of the Selected Operations of IITRI included in the year-to-date numbers below for the 2003 fiscal year.

	Three Months Ended June 30, 2004			Sixteen Weeks Ended July 4, 2003
	Alion	IPS	Pro forma	Alion	IPS	Pro forma
Pro forma revenue	$69,808	$—	$69,808	$65,134	$9,403	$74,537
Pro forma net income (loss)	$(2,805)	$—	$(2,805)	$(2,693)	$318	$(2,375)
Weighted average shares outstanding	3,224,704	3,224,704	3,224,704	2,693,056	2,693,056	2,693,056
Earnings per share	$(0.87)	$—	$(0.87)	$(1.00)	$0.12	$(0.88)

	Nine Months Ended June 30, 2004			Forty Weeks Ended July 4, 2003
	Alion	IPS	Pro forma	Alion	IPS	Pro forma
Pro forma revenue	$193,111	$11,217	$204,328	$161,404	$29,397	$190,801
Pro forma net income (loss)	$(10,534)	$(21)	$(10,555)	$(13,908)	$65	$(13,843)
Weighted average shares outstanding	3,038,148	3,038,148	3,038,148	2,622,527	2,622,527	2,622,527
Earnings per share	$(3.47)	$(0.01)	$(3.47)	$(5.30)	$0.02	$(5.28)

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

     On January 20, 2004, the arbitrator issued a decision awarding Messrs. Andrews and Bewley a purchase price adjustment of approximately $0.7 million. The arbitrator’s decision reclassified certain overhead expenses as general and administrative expenses which were capped by the asset purchase agreement. That decision increased earn out payments due Messrs. Andrews and Bewley by approximately $3.5 million for the period from the acquisition date through September 30, 2002. The Company was also required to recognize a liability of approximately $0.3 million for potential payments to employees who worked in the business units subject to this earn out from the acquisition date through September 30, 2002.

     Through June 30, 2004, the Company recognized approximately $4.9 million in earn out obligations due Messrs. Andrews and Bewley for the fiscal year ended September 30, 2003 and for the nine-month period ended June 30, 2004. Additionally, the Company recognized approximately $0.4 million for potential payments to employees who worked in the business units subject to this earn out.

     As of June 30, 2004, the Company had paid approximately $4.2 million, excluding interest, to Messrs. Andrews and Bewley for earn outs and purchase price adjustments. The Company expects to pay Messrs. Andrews and Bewley approximately $3.3 million, excluding interest, in the quarter ending September 30, 2004, for their earn out related to fiscal year ended September 30, 2003.

12. IITRI Acquisition and Pro Forma Information

     On December 20, 2002, Alion acquired substantially all of the assets and certain of the liabilities of IITRI, excluding the assets and liabilities of IITRI’s Life Sciences Operation, for approximately $127.3 million as described in Note 1. In connection with the acquisition, the Company formed the KSOP, which has an ESOP component. The ESOP trustee, State Street Bank and Trust Company, used the proceeds from the ESOP aggregating approximately $25.8 million to acquire approximately 2.58 million shares or 100% of the Company’s outstanding common stock. The Company used the funds from the sale of common stock to the ESOP and proceeds from the debt instruments described in Note 8, to fund the Transaction. The acquisition was accounted for using the purchase method. The acquisition occurred on the last day of the Company’s first interim period in fiscal year 2003, and accordingly, the accompanying consolidated statements of operations exclude the results of operations of the acquired business prior to the acquisition. The purchase price has been allocated to the acquired assets and assumed liabilities based on their estimated fair values at the date of acquisition. Prior to the Transaction, the Company’s activities had been organizational in nature.

     The pro forma consolidated statement of operations for the forty-week period ended July 4, 2003 has been prepared by giving effect to the following transactions as if those transactions had been consummated on October 1, 2002:

•	The incurrence of debt with detachable warrants to purchase common stock as described in Notes 6 and 8;

•	The consummation of the Transaction, accounted for using the purchase method; and

•	The purchase of common stock by the ESOP.

     For the forty-week period ended July 4, 2003, the pro forma consolidated statement of operations includes pro forma adjustments to reverse historical amortization expense related to pre-Transaction goodwill, to record the amortization of identifiable intangible assets, to record interest expense on debt issued to finance the Transaction, to record the amortization of debt issuance costs, and to record the accretion of debt to face value to reflect the discount for the estimated fair value of warrants issued.

     The pro forma information does not purport to be indicative of the results of operations that would have actually been obtained if the transactions had occurred on the dates indicated or the results of operations that will be reported in the future.

13. Related Party Transaction

     On February 11, 2004, the Company borrowed $750,000 from an officer of the Company and in exchange the Company issued a promissory note in the principal amount of $750,000 with interest at a rate of 15% per annum, to be paid quarterly, until March 31, 2009 when the principal amount becomes due. The annual interest period was effective beginning February 11, 2004.

14. Subsequent Event

     On August 2, 2004, Alion entered into a new Senior Credit Facility administered by Credit Suisse First Boston consisting of a Senior Secured Term B Loan in the amount of $100.0 million. The new Senior Credit Facility also provides for an uncommitted Incremental Term Loan “accordion” facility in the amount of $50.0 million. Alion used the initial draw of the new Senior Secured Term B Loan at the closing date to retire Alion’s outstanding senior term loan and revolving credit facility in the approximate amount of $48.2 million including principal and accrued and unpaid interest and to pay certain transaction fees associated with the refinancing in the approximate amount of $2.8 million. Alion intends to use part of the remainder of the Senior Secured Term B Loan to retire the Company’s existing Mezzanine Note in the approximate principal amount of $19.6 million, pay accrued and unpaid interest and any prepayment premium the Company may incur at the time under its Mezzanine Note and pay related fees and expenses. Alion is permitted to use any remaining portion of the Senior Secured Term B Loan to finance permitted acquisitions. Alion intends to use that portion of the remaining Senior Secured Revolving Credit Facility for the Company’s working capital needs and other general corporate purposes, including to finance permitted acquisitions. Alion is permitted to use any proceeds it might receive in the future from the currently uncommitted Incremental Term Loan Facility to finance permitted acquisitions and to make certain put right payments required under the Company’s Mezzanine Warrant, if the put rights are exercised, and for any other purpose permitted by Incremental Term Loans if and when they are funded.

     The following table reflects the Company’s contractual debt obligations as of June 30, 2004 and the impact of the aforementioned Senior Credit Facility entered into on August 2, 2004. As a result, approximately $29.5 million of debt previously classified as current has been reclassified as long-term in the accompanying Consolidated Balance Sheet as of June 30, 2004.

	Principal Repayments (in thousands)
	2004	2005	2006	2007	2008	2009	2010	2011	TOTAL
Senior Secured Term B Loan	$—	$500	$500	$500	$500	$48,000	$—	$—	$50,000
Mezzanine Note	$—	$—	$—	$—	$19,593	$—	$—	$—	$19,593
Seller Subordinated Note	$—	$—	$—	$—	$—	$—	$19,950	$19,950	$39,900
Subordinated Paid in Kind Note	$—	$—	$—	$—	$—	$—	$7,182	$7,182	$14,364

Sub-total	$—	$500	$500	$500	$20,093	$48,000	$27,132	$27,132	$123,857
Note Payable to bank	$23,850	$—	$—	$—	$—	$—	$—	$—	$23,850
Senior Note Payable	$23,396	$—	$—	$—	$—	$—	$—	$—	$23,396
Proceeds of Senior Secured Term B Loan	$(47,246)	$—	$—	$—	$—	$—	$—	$—	$(47,246)

Total principal payments	$—	$500	$500	$500	$20,093	$48,000	$27,132	$27,132	$123,857

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

     Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s view only as of August 13, 2004. The Company undertakes no obligation to update any of the forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise. This discussion addresses only our continuing operations.

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

     For the nine months ended June 30, 2004, we derived approximately 60%, 25% and 15% of our revenues from cost-plus, time-and-material and fixed-price contracts, respectively.

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

     The following table sets forth, for each period indicated, the percentage of our revenues derived from each of our major types of customers.

	Nine months	Forty-Week Period
	Ended	Ended
	June 30, 2004	July 4, 2003
Department of Defense	92.1%	93.6%
Federal Civilian Agencies	5.7%	4.6%
Commercial / State / Local	2.2%	1.8%

Total	100.0%	100.0%

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

     As of June 30, 2004, the Company has goodwill of approximately $81.7 million, which will be subject to the aforementioned annual impairment review. As of June 30, 2004, the Company has recorded approximately $32.1 million of intangible assets comprised primarily of the value assigned to purchased contracts. The intangible assets have an estimated useful life of one to three years and are amortized using the straight-line method. As of June 30, 2004, the value of the intangible assets is $16.3 million.

Comparisons of Results of Operations

     The Company’s fiscal year ends on September 30. Beginning with the fiscal year ending September 30, 2004, the Company began operating based on a three-month quarter, four-quarter fiscal year whereas for the fiscal year ended September 30, 2003 the Company operated on a thirteen-period fiscal year that consisted of three, four-week periods in its first interim period; three, four-week periods in its second interim period; four, four-week periods in its third interim period; and the balance of the fiscal year of approximately three, four-week periods in its fourth interim period. For the three months ended June 30, 2004, there were 64 available work days (based on a standard work week of Monday through Friday and excluding designated holidays recognized by Alion) as compared to 78 available workdays for the sixteen-week period ended July 4, 2003. On a fiscal year-to-date basis, through the nine months ended June 30, 2004 there were 192 available workdays as compared to 194 available workdays for the forty-week period ended July 4, 2003. Accordingly, comparisons between the nine months and quarter ended June 30, 2004 and the forty and sixteen-week periods ended July 4, 2003 will need to take into account the differing lengths of time.

     As described in the notes to the accompanying consolidated financial statements, Alion completed the acquisition of substantially all of the assets and certain of the liabilities of IIT Research Institute on December 20, 2002, the last day of the Company’s first interim period for the fiscal year ended September 30, 2003. The following discussion and analysis of results of operations relates to the results of operations for the three and nine months ended June 30, 2004 and for the sixteen-week and pro forma forty-week periods ended July 4, 2003, as if the IITRI acquisition had been consummated on the first day of the interim period, October 1, 2002.

Results of Operations

Three Months Ended June 30, 2004 Compared to Sixteen-Week Period Ended July 4, 2003

     For purposes of comparability, the table below reflects the approximate impact of the following events and circumstances as they relate to the financial performance of Alion for the three months ended June 30, 2004 compared to the sixteen-week period ended July 4, 2003. The discussion of the results of operations will include references to the selected financial information shown in the table below in conjunction with the consolidated financial statements of Alion provided elsewhere in this document. The selected financial information provided in the table is based on estimates from Alion management.

•	For the three months ended June 30, 2004 there were 64 available workdays (based on a standard five-day work week of Monday through Friday and excluding designated holidays recognized by Alion) as compared to 78 for the sixteen-week period ended July 4, 2003.

•	Alion completed the acquisition of Integrated Technology Solutions Corporation (ITSC) on October 31, 2003. ITSC is a New Mexico corporation that had approximately 53 employees, the majority of whom were located in New Mexico. ITSC provided nuclear safety and analysis services to the U.S. Department of Energy (DOE) as well as to the commercial nuclear power industry.

•	Alion completed the acquisition of Identix Public Sector, Inc. (IPS) on February 13, 2004. IPS is based in Fairfax, Virginia and provides program and acquisition management, integrated logistics support, and foreign military support primarily to U.S. Navy customers. IPS was a wholly-owned subsidiary of Identix Incorporated.

	Three Months Ended June 30, 2004					Sixteen Week Period Ended July 4, 2003
					Consolidated
				Acquired	Operations of			Consolidated
	Consolidated			Operations	Alion less the	Consolidated	Fourteen	Operations of
	Operations of	ITSC	IPS	(ITSC and	Acquired	Operations of	Work Day	Alion “as
	Alion	Operation*	Operation*	IPS)	Operations	Alion	adjustment	Adjusted”
Total revenue	$69,808	$2,789	$7,807	$10,596	$59,212	$65,134	$(11,843)	$53,291
Material and subcontract revenue	17,781	948	4,929	5,877	11,904	13,277	(2,414)	10,863
Total direct contract expenses	50,819	2,170	6,518	8,688	42,131	47,459	(8,629)	38,830
Major components of direct contract expense
Direct labor cost	30,939	1,187	1,706	2,893	28,047	31,730	(5,769)	25,961
Other direct cost (ODC)	2,616	63	27	90	2,527	2,839	(516)	2,323
Material and subcontract (M&S) cost	17,264	920	4,786	5,706	11,558	12,890	(2,344)	10,546
Gross profit	18,989	619	1,289	1,908	17,081	17,675	(3,214)	14,461
Total operating expense	18,755	698	904	1,602	17,153	17,496	(3,181)	14,315
Major components of operating expense
Indirect personnel and facilities	8,158	408	334	742	7,416	6,129	(1,114)	5,015
Non-recurring expense	0	0	0	0	0	174	(32)	142
General and administrative	6,834	224	455	679	6,155	8,046	(1,463)	6,583
Depreciation and amortization	3,518	66	116	182	3,336	3,797	(690)	3,107
Income (loss) from operations	234	(79)	385	306	(72)	179	(33)	146
Other income and expense	(3,036)	0	0	0	(3,036)	(2,872)	522	(2,350)
Income tax benefit / (expense)	(4)	0	0	0	(4)	0	0	0
Net income (loss) from operations	(2,805)	(79)	385	306	(3,111)	(2,693)	490	(2,203)

*The operations of the acquired entities, ITSC and IPS, have been fully integrated within Alion on a consolidated basis. The financial information attributed to these entities are the estimates of management.

     Revenues. Revenues increased $4.7 million, or 7.2%, to $69.8 million for the three months ended June 30, 2004, from $65.1 million for the sixteen-week period ended July 4, 2003. The fourteen day increase in the number of available work days for the sixteen-week period ended July 4, 2003 resulted in approximately $11.8 million of the $65.1 million of revenue. On an adjusted basis, the revenue for the sixteen-week period ended July 4, 2003 is approximately $53.3 million. On this adjusted basis, revenue increased approximately $16.5 million, or 31.0%, to $69.8 million for the three months ended June 30, 2004, from $53.3 million (adjusted) for the sixteen-week period ended July 4, 2003. The $16.5 million adjusted increase is attributable to the following:

•	Revenue generated by the activities of the acquired operations	$10.6 million

•	Revenue generated by work performed under existing contracts that were in existence during the prior year	$5.9 million

	Total:	$16.5 million

     For the three months ended June 30, 2004, our performance of additional work under contracts that were in existence during the prior year includes an increase in our services under the Modeling and Simulation Information Analysis Center contract (MSIAC) to the Department of Defense of approximately $2.6 million, an increase in our decommissioning and demilitarization support services to the U.S. Army’s Newport Chemical Agent Disposal Facility (NECDF), under a subcontract to Parsons Infrastructure and Technology Group, Inc. that accounted for approximately $1.7 million of increased revenue, while our support to the Department of Defense Joint Spectrum Center (JSC) accounted for approximately $0.6 million of increased revenue. On the balance of our contracts, revenue increased approximately $1.0 million for the three months ended June 30, 2004 as compared to the sixteen-week period ended July 4, 2003.

     As a component of revenue, material and subcontract (M&S) revenue increased approximately $4.5 million, or 33.8%, to $17.8 million for the three months ended June 30, 2004 from $13.3 million for the sixteen-week period ended July 4, 2003. The fourteen day increase in the number of available work days for the sixteen-week period ended July 4, 2003 resulted in approximately $2.4 million of the $13.3 million of M&S revenue. On an adjusted basis, the M&S revenue for the sixteen-week period ended July 4, 2003 is approximately $10.9 million. On this adjusted basis, the M&S revenue increased approximately $6.9 million, or 63.3%, to $17.8 million for the three months ended June 30, 2004, from $10.9 million (adjusted) for the sixteen-week period ended July 4, 2003. The $6.9 million increase is attributable to the following:

•	M&S revenue generated by the activities of the acquired operations	$5.9 million

•	M&S revenue generated by work performed under existing contracts that were in existence during the prior year	$1.0 million

	Total:	$6.9 million

     M&S revenues vary in both dollar amount and schedule, which are dependent on the requirements of the contracts.

     Direct Contract Expenses. Direct contract expenses increased $3.3 million, or 7.0%, to $50.8 million for the three months ended June 30, 2004, from $47.5 million for the sixteen-week period ended July 4, 2003. The fourteen day increase in the number of available work days for the sixteen-week period ended July 4, 2003 resulted in approximately $8.6 million of the $47.5 million of direct contract expense. On an adjusted basis, the direct contract expense for the sixteen-week period ended July 4, 2003 is approximately $38.8 million. On this adjusted basis, direct contract expense increased approximately $12.0 million, or 30.9%, to $50.8 million for the three months ended June 30, 2004, from $38.8 million (adjusted) for the sixteen-week period ended July 4, 2003. The $12.0 million adjusted increase is attributable to the following:

•	Direct contract expense generated by the activities of the acquired operations	$8.7 million

•	Direct contract expense generated by work performed under existing contracts that were in existence during the prior year	$3.3 million

	Total:	$12.0 million

     As a component of direct contract expenses, direct labor costs for the three months ended June 30, 2004 decreased by $0.8 million or 2.5% to approximately $30.9 million for the three months ended June 30, 2004 from $31.7 million for the sixteen-week period ended July 4, 2003. The fourteen day increase in the number of available work days for the sixteen-week period ended July 4, 2003 resulted in approximately $5.8 million of the $31.7 million of direct labor costs. On an adjusted basis, the direct labor cost for the sixteen-week period ended July 4, 2003 is approximately $26.0 million. On this adjusted basis, direct labor cost increased approximately $5.0 million, or 19.2%, to $30.9 million for the three months ended June 30, 2004, from $26.0 million (adjusted) for the sixteen-week period ended July 4, 2003. The $5.0 million adjusted increase is attributable to the following:

•	Direct labor cost generated by the activities of the acquired operations	$2.9 million

•	Direct labor cost generated by work performed under existing contracts that were in existence during the prior year	$2.1 million

	Total:	$5.0 million

     As a component of direct contract expense, other direct costs (ODC’s) decreased by $0.2 million or 7.1% to approximately $2.6 million for the quarter ended June 30, 2004 from approximately $2.8 million for the sixteen-week period ended July 4, 2003. The fourteen day increase in the number of available work days for the sixteen-week period ended July 4, 2003 resulted in approximately $0.5 million of the $2.8 million of ODC costs. On an adjusted basis, the ODC cost for the sixteen-week period ended July 4, 2003 is approximately $2.3 million. On this adjusted basis, ODC’s increased approximately $0.3 million, or

13.0%, to $2.6 million for the three months ended June 30, 2004, from $2.3 million (adjusted) for the sixteen-week period ended July 4, 2003. The $0.3 million adjusted increase is attributable to the following:

•	ODC’s generated by the activities of the acquired operations	$0.1 million

•	ODC’s generated by work performed under existing contracts that were in existence during the prior year	$0.2 million

	Total:	$0.3 million

     As a component of direct contract expense, material and subcontract (M&S) cost increased approximately $4.4 million, or 34.1%, to $17.3 million for the three months ended June 30, 2004, compared to $12.9 million for the sixteen-week period ended July 4, 2003. The fourteen day increase in the number of available work days for the sixteen-week period ended July 4, 2003 resulted in approximately $2.3 million of the $12.9 million of M&S cost. On an adjusted basis, the M&S cost for the sixteen-week period ended July 4, 2003 is approximately $10.6 million. On this adjusted basis, M&S cost increased approximately $6.8 million, or 64.7%, to $17.3 million for the three months ended June 30, 2004, from $10.5 million (adjusted) for the sixteen-week period ended July 4, 2003. The $6.8 million adjusted increase is attributable to the following:

•	M&S cost generated by the activities of the acquired operations	$5.7 million

•	M&S cost generated by work performed under existing contracts that were in existence during the prior year	$1.1 million

	Total:	$6.8 million

     On an adjusted basis, as a percentage of revenue, direct contract expenses were 72.8% for the three months ended June 30, 2004 and for the sixteen-week period ended July 4, 2003.

     Gross Profit. Gross profit increased $1.3 million, or 7.3%, to $19.0 million for the three months ended June 30, 2004, from $17.7 million for the sixteen-week period ended July 4, 2003. The fourteen day increase in the number of available work days for the sixteen-week period ended July 4, 2003 resulted in approximately $3.2 million of the $17.7 million of gross profit. On an adjusted basis, the gross profit for the sixteen-week period ended July 4, 2003 is approximately $14.5 million. On this adjusted basis, gross profit increased approximately $4.5 million, or 31.0%, to $19.0 million for the three months ended June 30, 2004, from $14.5 million (adjusted) for the sixteen-week period ended July 4, 2003. The $4.5 million adjusted increase is attributable to the following:

•	Gross profit generated by the activities of the acquired operations	$1.9 million

•	Gross profit generated by work performed under existing contracts that were in existence during the prior year	$2.6 million

	Total:	$4.5 million

     On an adjusted basis, gross profit as a percentage of revenue increased to 27.2% for the three months ended June 30, 2004, from 27.1% (adjusted) for the sixteen-week period ended July 4, 2003.

     Operating Expenses. Operating expenses increased $1.3 million, or 7.4% to $18.8 million for the three months ended June 30, 2004, from $17.5 million for the sixteen-week period ended July 4, 2003. The fourteen day increase in the number of available work days for the sixteen-week period ended July 4, 2003 resulted in approximately $3.2 million of the $17.5 million of operating expense. On an adjusted basis, the operating expense for the sixteen-week period ended July 4, 2003 is approximately $14.3 million. On this adjusted basis, operating expense increased approximately $4.5 million, or 31.4%, to $18.8 million for the three months ended June 30, 2004, from $14.3 million (adjusted) for the sixteen-week period ended July 4, 2003. The $4.5 million adjusted increase is attributable to the following:

•	Operating expense incurred by the activities of the acquired operations	$1.6 million

•	Operating expense incurred for the infrastructure needs in support of revenue growth of existing operations	$2.9 million

	Total:	$4.5 million

     Operating expenses, net of depreciation and amortization and non-recurring transaction-related expenses (e.g., third-party legal, accounting, finance, etc., incurred in connection with the purchase of assets from IITRI) increased approximately $1.7 million, or 12.6%, to $15.2 million for the three months ended June 30, 2004, from $13.5 million for the sixteen-week period ended July 4, 2003. The fourteen day increase in the number of available work days for the sixteen-week period ended July 4, 2003 resulted in approximately $2.6 million of the $13.5 million of net operating expense. On an adjusted basis, the net operating expense for the sixteen-week period ended July 4, 2003 is approximately $10.9 million. On this adjusted basis, operating expense increased approximately $4.1 million, or 37.6%, to $15.2 million for the three months ended June 30, 2004, from $10.9 million (adjusted) for the sixteen-week period ended July 4, 2003. The $4.1 million adjusted increase is attributable to the following:

•	Net operating expense incurred by the activities of the acquired operations	$1.6 million

•	Net operating expense incurred for the infrastructure needs in support of revenue growth of existing operations	$2.5 million

	Total:	$4.1 million

     As a major component of operating expenses, overhead expenses for indirect personnel and facilities costs related to rental and occupancy expenses increased approximately $2.0 million, or 32.8%, to $8.1 million for the three months ended June 30, 2004, from $6.1 million for the sixteen-week period ended July 4, 2003. The fourteen day increase in the number of available work days for the sixteen-week period ended July 4, 2003 resulted in approximately $1.1 million of the $6.1 million of indirect personnel and facility expense. On an adjusted basis, the indirect personnel and facility for the sixteen-week period ended July 4, 2003 is approximately $5.0 million. On this adjusted basis, indirect personnel and facility increased approximately $3.1 million, or 62.0%, to $8.1 million for the three months ended June 30, 2004, from $5.0 million (adjusted) for the sixteen-week period ended July 4, 2003. The $3.1 million adjusted increase is attributable to the following:

•	Indirect personnel and facility expense incurred by the activities of the acquired operations	$0.7 million

•	Indirect personnel and facility expense incurred to support the growth of existing operations	$2.4 million

	Total:	$3.1 million

     As a second major component of our operating expenses, general and administrative (G&A) expense decreased approximately $1.2 million, or 15.0%, to $6.8 million for the three months ended June 30, 2004, compared to $8.0 million for the sixteen-week period ended July 4, 2003. The fourteen day increase in the number of available work days for the sixteen-week period ended July 4, 2003 resulted in approximately $1.4 million of the $8.0 million of G&A expense. On an adjusted basis, G&A expense for the sixteen-week period ended July 4, 2003 is approximately $6.6 million. On this adjusted basis, G&A expense increased approximately $0.2 million, or 3.0%, to $6.8 million for the three months ended June 30, 2004, from $6.6 million (adjusted) for the sixteen-week period ended July 4, 2003. The $0.2 million adjusted increase is attributable to the following:

•	G&A expense incurred by the activities of the acquired operations	$0.7 million

•	A decrease in G&A expense incurred in support of the existing operations	($0.5) million

	Total:	$0.2 million

     On an adjusted basis, as a percentage of revenues, general and administrative expenses decreased to 9.8% for the three months ended June 30, 2004, compared to 12.4% for the sixteen-week period ended July 4, 2003.

     Bad debt expense increased $0.9 million to $0.2 million for the three months ended June 30, 2004 as compared to a recovery of $0.7 million for the sixteen-week period ended July 4, 2003. During the sixteen week period ended July 4, 2003, approximately $0.5 million of the recovery was due to the favorable resolution of a contractual dispute. For the three months ended June 30, 2004, the $0.2 million in bad debt expense equates to approximately 0.3% of revenue.

     Depreciation and Amortization. Depreciation and amortization expense decreased approximately $0.3 million, or 7.9%, to $3.5 million for the three months ended June 30, 2004, as compared to $3.8 million for the sixteen-week period ended July 4, 2003. The fourteen day increase in the number of available work days for the sixteen-week period ended July 4, 2003 resulted in approximately $0.7 million of the $3.8 million of depreciation and amortization expense. On an adjusted basis, depreciation and amortization expense for the sixteen-week period ended July 4, 2003 is approximately $3.1 million. On this adjusted basis, depreciation and amortization expense increased approximately $0.4 million, or 13.0%, to $3.5 million for the three months ended June 30, 2004, from $3.1 million (adjusted) for the sixteen-week period ended July 4, 2003. The $0.4 million adjusted increase is attributable to the following:

•	Depreciation and amortization expense related to the activities of the acquired operations	$0.2 million

•	Depreciation and amortization expense related to the existing operations	$0.2 million

	Total:	$0.4 million

     On an unadjusted basis for the three-month and sixteen-week period, approximately $2.7 million and $3.4 million, respectively, of total depreciation and amortization expense of $3.5 million and $3.8 million, respectively, was incurred associated with the intangible asset value assigned to purchased customer contracts of IITRI. Also, for each respective three-month or sixteen-week period, approximately $0.1 million of depreciation expense was incurred associated with the fair market value assigned to the purchased assets of IITRI.

     Income (Loss) from Operations. For the three months ended June 30, 2004, income from operations was $0.2 million compared to a $0.2 million operating income for the sixteen-week period ended July 4, 2003.

     The fourteen day increase in the number of available work days for the sixteen-week period ended July 4, 2003 resulted in approximately $0.1 million of the $0.2 million of income from operations. On an adjusted basis, income from operations for the sixteen-week period ended July 4, 2003 is approximately $0.1 million. On this adjusted basis, income from operations increased approximately $0.1 million, to $0.2 million for the three months ended June 30, 2004, from $0.1 million (adjusted) for the sixteen-week period ended July 4, 2003. The $0.1 million adjusted increase is attributable to the following:

•	Operating income generated from the activities of the acquired operations	$0.3 million

•	Operating (loss) generated from the existing operations	($0.2) million

	Total:	$0.1 million

     Other Income and Expense. Other expenses increased approximately $0.1 million, or 3.4%, to $3.0 million for the three months ended June 30, 2004 as compared to $2.9 million for the sixteen-week period ended July 4, 2003. The fourteen day increase in the number of available work days for the sixteen-week period ended July 4, 2003 resulted in approximately $0.5 million of the $2.9 million of other expense. On an adjusted basis, other expense for the sixteen-week period ended July 4, 2003 is approximately $2.4 million. On this adjusted basis, other expense increased approximately $0.6 million, to $3.0 million for the three months ended June 30, 2004, from $2.4 million (adjusted) for the sixteen-week period ended July 4, 2003. The $0.6 million adjusted increase is attributable to the following:

•	Interest expense on the balance drawn under the revolving credit facility resulting from the cash paid for the ITSC and IPS acquisitions and cash paid for earnout obligations under existing agreements.	$0.3 million

•	Interest expense associated with the increase in warrant repurchase liability related to the increase in share value of Alion stock.	$0.1 million

•	Interest expense associated with the increase in deferred compensation expense related to Alion’s stock appreciation rights and phantom stock plans.	$0.2 million

	Total:	$0.6 million

     Income Tax (Expense) Benefit. Although HFA became a qualified subchapter S subsidiary as of December 20, 2002 and is no longer treated as a separate entity for federal income tax purposes, some states do not recognize this tax election. Some states do not recognize Alion’s S-corporation status. As a result, the Company recorded approximately $0.004 million in state income tax expense for quarter ended June 30, 2004. The Company recorded no income tax expense for the sixteen-week period ended July 4, 2003.

     Net Loss. The net loss increased approximately $0.1 million, or 3.7%, to $2.8 million for the three months ended June 30, 2004 as compared to $2.7 million for the sixteen-week period ended July 4, 2003. The fourteen day increase in the number of available work days for the sixteen-week period ended July 4, 2003 resulted in approximately $0.5 million of the $2.7 million loss. On an adjusted basis, the loss for the sixteen-week period ended July 4, 2003 is approximately $2.2 million. On this adjusted basis, the loss increased approximately $0.6 million, or 27.2%, to $2.8 million for the three months ended June 30, 2004, from $2.2 million (adjusted) for the sixteen-week period ended July 4, 2003. The $0.6 million adjusted increase is attributable to the following:

•	Income generated by the activities of the acquired operations	$0.3 million

•	(Loss) generated by existing operations	($0.9) million

	Total:	($0.6) million

     The net loss was due to the factors discussed above.

Nine months Ended June 30, 2004 Compared to the Pro Forma Forty-Week Period Ended July 4, 2003

     For purposes of comparability, the table below reflects the approximate impact of the following events and circumstances as they relate to the financial performance of Alion for the nine months ended

June 30, 2004 compared to the pro forma forty-week period ended July 4, 2003. As discussed in Note 12, the pro forma information gives effect to certain transactions, including the acquisition of the Selected Operations of IITRI, as if such transactions had been consummated on October 1, 2002. The discussion of the results of operations will include references to the selected financial information shown in the table below in conjunction with consolidated financial statements of Alion provided elsewhere in this document. The selected financial information provided in the table are based on estimates from Alion management.

•	For the nine months ended June 30, 2004 there were 192 available workdays (based on a standard five-day work week of Monday through Friday and excluding designated holidays recognized by Alion) as compared to 194 for the forty-week period ended July 4, 2003.

•	Alion completed the acquisition of Integrated Technology Solutions Corporation (ITSC) on October 31, 2003. ITSC is a New Mexico corporation with approximately 53 employees, the majority of whom are located in New Mexico. ITSC provides nuclear safety and analysis services to the U.S. Department of Energy (DOE) as well as to the commercial nuclear power industry.

•	Alion completed the acquisition of Identix Public Sector, Inc. (IPS) on February 13, 2004. IPS is based in Fairfax, Virginia and provides program and acquisition management, integrated logistics support, and foreign military support primarily to U.S. Navy customers. IPS was a wholly-owned subsidiary of Identix Incorporated.

	Nine Months Ended June 30, 2004					Pro Forma Forty Week-Period Ended July 4, 2003
					Consolidated
				Acquired	Operations of			Consolidated
	Consolidated			Operations	Alion less the	Consolidated	Two Work	Operations of
	Operations of	ITSC	IPS	(ITSC	Acquired	Operations of	Day	Alion “as
	Alion	Operation*	Operation*	and IPS)	Operations	Alion	adjustment	Adjusted”
Total revenue	$193,111	$6,945	$10,772	$17,717	$175,394	$161,404	$(1,690)	$159,714
Material and subcontract revenue	45,475	2,234	6,442	8,676	36,799	34,044	(356)	33,688
Total direct contract expenses	139,310	5,384	8,867	14,251	125,059	118,145	(1,237)	116,908
Major components of direct contract expense
Direct labor cost	88,129	3,057	2,584	5,641	82,488	79,387	(831)	78,556
Other direct cost (ODC)	7,029	157	29	187	6,843	5,705	(60)	5,646
Material and subcontract (M&S) cost	44,151	2,169	6,254	8,423	35,728	33,053	(346)	32,707
Gross profit	53,801	1,561	1,905	3,466	50,335	43,259	(453)	42,806
Total operating expense	53,365	1,801	1,224	3,025	50,340	49,820	(522)	49,298
Major components of operating expense
Indirect personnel and facilities	21,820	1,184	458	1,642	20,178	15,839	(166)	15,673
Non-recurring expense	0	0	0	0	0	6,562	(69)	6,493
General and administrative	21,099	551	650	1,201	19,898	18,240	(191)	18,049
Depreciation and amortization	9,889	66	116	182	9,707	9,499	(99)	9,400
Income (loss) from operations	436	(240)	681	441	(5)	(6,561)	69	(6,492)
Other income and expense	(10,966)	0	0	0	(10,966)	(7,320)	77	(7,243)
Income tax benefit / (expense)	(4)	0	0	0	(4)	(27)	0	(27)
Net income (loss) from operations	(10,534)	(240)	681	442	(10,976)	(13,908)	146	(13,762)

*	The operations of the acquired entities, ITSC and IPS, have been fully integrated within Alion on a consolidated basis. The selected financial information attributed to these entities are the estimates of management.

     Revenues. Revenues increased $31.7 million, or 19.6%, to $193.1 million for the nine months ended June 30, 2004, from $161.4 million for the forty weeks ended July 4, 2003. The two day increase in the number of available work days for the forty-week period ended July 4, 2003 resulted in approximately $1.7 million of the $161.4 million of revenue. On an adjusted basis, the revenue for the forty-week period ended July 4, 2003 is approximately $159.7 million. On this adjusted basis, revenue increased approximately $33.4 million, or 20.9%, to $193.1 million for the nine months ended June 30, 2004, from $159.7 million (adjusted) for the forty-week period ended July 4, 2003. The $33.4 million adjusted increase is attributable to the following:

•	Revenue generated by the activities of acquired operations	$17.7 million

•	Revenue generated by work performed under existing contracts that were in existence during the prior year	$15.7 million

	Total:	$33.4 million

     For the nine months ended June 30, 2004, our performance of additional work under contracts that were in existence during the prior year includes an increase in our services under the Modeling and Simulation Information Analysis Center contract (MSIAC) to the Department of Defense of approximately $8.9 million, an increase in our decommissioning and demilitarization support services to the U.S. Army’s Newport Chemical Agent Disposal Facility (NECDF), under a subcontract to Parsons Infrastructure and Technology Group, Inc. that accounted for approximately $3.9 million of increased revenue, while our support to the Department of Defense Joint Spectrum Center (JSC) accounted for approximately $2.6 million of increased revenue. On the balance of our contracts, revenue increased approximately $0.3 million for the nine months ended June 30, 2004 as compared to the forty-week period ended July 4, 2003.

     As a component of revenue, M&S revenue increased approximately $11.5 million, or 33.8%, to $45.5 million for the nine months ended June 30, 2004 from $34.0 million for the forty-week period ended July 4, 2003. The two day increase in the number of available work days for the forty-week period ended July 4, 2003 resulted in approximately $0.3 million of the $34.0 million of M&S revenue. On an adjusted basis, the revenue for the forty-week period ended July 4, 2003 is approximately $33.7 million. On this adjusted basis, the M&S revenue increased approximately $11.8 million, or 35.0%, to $45.5 million for the nine months ended June 30, 2004, from $33.7 million (adjusted) for the forty-week period ended July 4, 2003. The $11.8 million adjusted increase is attributable to the following:

•	M&S revenue generated by the activities of the acquired operations	$8.7 million

•	M&S revenue generated by work performed under existing contracts that were in existence during the prior year	$3.1 million

	Total:	$11.8 million

     M&S revenues vary in both dollar amount and schedule, which are dependent on the requirements of the contracts.

     Direct Contract Expenses. Direct contract expenses increased $21.2 million, or 18.0%, to $139.3 million for the nine months ended June 30, 2004, from $118.1 million for the forty week period ended July 4, 2003. The two day increase in the number of available work days for the forty-week period ended July 4, 2003 resulted in approximately $1.2 million of the $118.1 million of direct contract expense. On an adjusted basis, the direct contract expense for the forty-week period ended July 4, 2003 is approximately $116.9 million. On this adjusted basis, direct contract expense increased approximately $22.4 million, or 19.2%, to $139.3 million for the nine months ended June 30, 2004, from $116.9 million (adjusted) for the forty-week period ended July 4, 2003. The $22.4 million adjusted increase is attributable to the following:

•	Direct contract expense generated by the activities of the acquired operations	$14.3 million

•	Direct contract expense generated by work performed under existing contracts that were in existence during the prior year	$8.1 million

	Total:	$22.4 million

     As a component of direct contract expenses, direct labor costs for the nine months ended June 30, 2004 increased by $8.7 million, or 11.0%, to $88.1 million from $79.4 million for the forty-week period ended July 4, 2003. The two day increase in the number of available work days for the forty-week period ended July 4, 2003 resulted in approximately $0.8 million of the $79.4 million of direct labor costs. On an adjusted basis, the direct labor cost for the forty-week period ended July 4, 2003 is approximately $78.6 million. On this adjusted basis, direct labor cost increased approximately $9.5 million, or 12.1%, to $88.1 million for the nine months ended June 30, 2004, from $78.6 million (adjusted) for the forty-week period ended July 4, 2003. The $9.5 million adjusted increase is attributable to the following:

•	Direct labor cost generated by the activities of the acquired operations	$5.7 million

•	Direct labor cost generated by work performed under existing contracts that were in existence during the prior year	$3.8 million

	Total:	$9.5 million

     As a component of direct contract expense, other direct costs (ODC) increased by $1.3 million, or 22.8%, to $7.0 million for the nine months ended June 30, 2004 when compared to $5.7 million for the forty week period ended July 4, 2003. The two day increase in the number of available work days for the forty-week period ended July 4, 2003 resulted in approximately $0.1 million of the $5.7 million of ODC costs. On an adjusted basis, the ODC cost for the forty-week period ended July 4, 2003 is approximately $5.6 million. On this adjusted basis, ODC’s increased approximately $1.4 million, or 25.0%, to $7.0 million for the nine months ended June 30, 2004, from $5.6 million (adjusted) for the forty-week period ended July 4, 2003. The $1.4 million adjusted increase is attributable to the following:

•	ODC’s generated by the activities of the acquired operations	$0.2 million

•	ODC’s generated by work performed under existing contracts that were in existence during the prior year	$1.2 million

	Total:	$1.4 million

     As a component of direct contract expense, material and subcontract (M&S) cost increased approximately $11.1 million, or 33.5%, to $44.2 million for the nine months ended June 30, 2004, compared to $33.1 million for the forty-week period ended July 4, 2003. The two day increase in the number of available work days for the forty-week period ended July 4, 2003 resulted in approximately $0.3 million of the $33.1 million of M&S cost. On an adjusted basis, the M&S cost for the forty-week period ended July 4, 2003 is approximately $32.8 million. On this adjusted basis, M&S cost increased approximately $11.5 million, or 35.2%, to $44.2 million for the nine months ended June 30, 2004, from $32.7 million (adjusted) for the forty-week period ended July 4, 2003. The $11.5 million adjusted increase is attributable to the following:

•	M&S cost generated by the activities of the acquired operations	$8.4 million

•	M&S cost generated by work performed under existing contracts that were in existence during the prior year	$3.1 million

	Total:	$11.5 million

     On an adjusted basis, as a percentage of revenue, direct contract expenses decreased to 72.1% for the nine months ended June 30, 2004 from 73.2% for the forty-week period ended July 4, 2003.

     Gross Profit. Gross profit increased $10.5 million, or 24.3%, to $53.8 million for the nine months ended June 30, 2004, from $43.3 million for the forty-week period ended July 4, 2003. The two day increase in the number of available work days for the forty-week period ended July 4, 2003 resulted in approximately $0.5 million of the $43.3 million of gross profit. On an adjusted basis, the gross profit for the forty-week period ended July 4, 2003 is approximately $42.8 million. On this adjusted basis, gross profit increased approximately $11.0 million, or 25.7%, to $53.8 million for the nine months ended June 30, 2004, from $42.8 million (adjusted) for the forty-week period ended July 4, 2003. The $11.0 million adjusted increase is attributable to the following:

•	Gross profit generated by the activities of the acquired operations	$3.5 million

•	Gross profit generated by work performed under existing contracts that were in existence during the prior year	$7.5 million

	Total:	$11.0 million

     On an adjusted basis, gross profit as a percentage of revenue increased to 27.9% for the nine months ended June 30, 2004, from 26.8% (adjusted) for the forty-week period ended July 4, 2003.

     Operating Expenses. Operating expenses increased $3.6 million, or 7.2% to $53.4 million for the nine months ended June 30, 2004, from $49.8 million for the forty week period ended July 4, 2003. However, for the forty-week period ended July 4, 2003, there was approximately $6.6 million in non-recurring, transaction-related expense. There were no such costs incurred for the nine months ended June 30, 2004. As such, the adjusted increase in operating expense was approximately $10.2 million ($3.6 million plus $6.6 million). Furthermore, the two day increase in the number of available work days for the forty-week period ended July 4, 2003 resulted in approximately $0.5 million of the $49.8 million of operating expense. On an adjusted basis, the operating expense for the forty-week period ended July 4, 2003 is approximately $42.7 million. On this adjusted basis, operating expense increased approximately $10.7 million, or 25.1%, to $53.4 million for the nine months ended June 30, 2004, from $42.7 million for the forty-week period ended July 4, 2003. The $10.7 million adjusted increase is attributable to the following:

•	Operating expense incurred by the activities of the acquired operations	$3.0 million

•	Operating expense incurred for the infrastructure needs in support of revenue growth of existing operations	$7.7 million

	Total:	$10.7 million

     Operating expenses, net of depreciation, amortization, and non-recurring transaction-related expense increased approximately $9.7 million, or 28.7%, to $43.5 million for the nine months ended June 30, 2004, from $33.8 million for the forty week period ended July 4, 2003. The two day increase in the number of available work days for the forty-week period ended July 4, 2003 resulted in approximately $0.4 million of the $33.8 million of net operating expense. On an adjusted basis, the net operating expense for the forty-week period ended July 4, 2003 is approximately $33.4 million. On this adjusted basis, operating expense increased approximately $10.1 million, or 30.2%, to $43.5 million for the nine months ended June 30, 2004, from $33.4 million (adjusted) for the forty-week period ended July 4, 2003. The $10.1 million adjusted increase is attributable to the following:

•	Net operating expense incurred by the activities of the acquired operations	$2.8 million

•	Net operating expense incurred for the infrastructure needs in support of revenue growth of existing operations	$7.3 million

	Total:	$10.1 million

     As a major component of our operating expenses, overhead expenses for indirect personnel and facilities costs related to rental and occupancy expenses increased approximately $6.0 million, or 38.0%, to $21.8 million for the nine months ended June 30, 2004, from $15.8 million for the forty-week period ended July 4, 2003. The two day increase in the number of available work days for the forty-week period ended July 4, 2003 resulted in approximately $0.2 million of the $15.8 million of indirect personnel and facility expense. On an adjusted basis, the indirect personnel and facility for the forty-week period ended July 4,

2003 is approximately $15.6 million. On this adjusted basis, indirect personnel and facility increased approximately $6.2 million, or 39.7%, to $21.8 million for the nine months ended June 30, 2004, from $15.6 million (adjusted) for the forty-week period ended July 4, 2003. The $6.2 million adjusted increase is attributable to the following:

•	Indirect personnel and facility expense incurred by the activities of the acquired operations	$1.6 million

•	Indirect personnel and facility expense incurred to support the growth of existing operations	$4.6 million

	Total:	$6.2 million

     As a second major component of our operating expenses, general and administrative (G&A) expense increased approximately $2.9 million, or 15.9%, to $21.1 million for the nine months ended June 30, 2004, compared to $18.2 million for the forty week period ended July 4, 2003. The two day increase in the number of available work days for the forty-week period ended July 4, 2003 resulted in approximately $0.2 million of the $18.2 million of G&A expense. On an adjusted basis, G&A expense for the forty-week period ended July 4, 2003 is approximately $18.0 million. On this adjusted basis, G&A expense increased approximately $3.1 million, or 17.2%, to $21.1 million for the nine months ended June 30, 2004, from $18.0 million (adjusted) for the forty-week period ended July 4, 2003. The $3.1 million adjusted increase is attributable to the following:

•	G&A expense incurred by the activities of the acquired operations	$1.2 million

•	Legal expense incurred in support of the AB Technologies arbitration proceedings	$0.5 million

•	Incremental audit-related expense	$0.2 million

•	G&A expense incurred to support the growth of the existing operations	$1.2 million

	Total:	$3.1 million

     On an adjusted basis, as a percentage of revenues, general and administrative expenses decreased to 10.9% for the nine months ended June 30, 2004, compared to 11.3% for the forty-week period ended July 4, 2003.

     Bad debt expense increased $0.8 million to $0.3 million for the nine months ended June 30, 2004 as compared to a credit of $0.7 million for the forty-week period ended July 4, 2003. During the forty- week period ended July 4, 2003, approximately $0.5 million of the credit was due to the favorable resolution of a contractual dispute. For the nine months ended June 30, 2004, the $0.3 million in bad debt expense equates to approximately 0.2% of revenue.

     Depreciation and Amortization. Depreciation and amortization expense increased approximately $0.4 million, or 4.2%, to $9.9 million for the nine months ended June 30, 2004, as compared to $9.5 million for the forty week period ended July 4, 2003. The two day increase in the number of available work days for the forty-week period ended July 4, 2003 resulted in approximately $0.1 million of the $9.5 million of depreciation and amortization expense. On an adjusted basis, depreciation and amortization expense for the forty-week period ended July 4, 2003 is approximately $9.4 million. On this adjusted basis, depreciation and amortization expense increased approximately $0.5 million, or 5.3%, to $9.9 million for the nine months ended June 30, 2004, from $9.4 million (adjusted) for the forty-week period ended July 4, 2003. The $0.5 million adjusted increase is attributable to the following:

•	Amortization expense associated with the value assigned to the purchased contracts of acquired operations $0.2 million

•	Depreciation and amortization expense associated with the capital expenditures and intangible assets of the existing operations $0.3 million

Total: $0.5 million

     For the nine-month and forty-week period, approximately $7.8 million and $5.5 million, respectively, of total amortization expense was incurred associated with the intangible asset value assigned to purchase customer contracts of IITRI. Also, for each respective nine-month or forty week period, approximately $0.4 million of depreciation expense was incurred associated with the fair value assigned to the purchased fixed assets of IITRI.

     Income (Loss) from Operations. For the nine months ended June 30, 2004, income from operations was $0.4 million compared with $6.6 million operating loss for the forty-week period ended July 4, 2003. The two day increase in the number of available work days for the forty-week period ended July 4, 2003 represented approximately $0.1 million of the $6.6 million of loss from operations. On an adjusted basis, loss from operations for the forty-week period ended July 4, 2003 is approximately $6.5 million. On this adjusted basis, income from operations increased approximately $6.9 million, to income of $0.4 million for the nine months ended June 30, 2004, from a loss of $6.5 million (adjusted) for the forty-week period ended July 4, 2003. The $6.9 million adjusted increase is attributable to the following:

•	Operating income generated from the activities of the acquired operations	$0.4 million

•	Operating income generated from the existing operations	$6.5 million

	Total:	$6.9 million

     Other Income and Expense. Other expenses increased approximately $3.7 million, or 50.7%, to $11.0 million for the nine months ended June 30, 2004 as compared to $7.3 million for the forty-week period ended July 4, 2003. The two day increase in the number of available work days for the forty-week period ended July 4, 2003 represented approximately $0.1 million of the $7.3 million of other expense. On an adjusted basis, other expense for the forty-week period ended July 4, 2003 is approximately $7.2 million. On this adjusted basis, other expense increased approximately $3.8 million, to $11.0 million for the nine months ended June 30, 2004, from $7.2 million (adjusted) for the forty-week period ended July 4, 2003. The $3.8 million adjusted increase is attributable to the following:

•	Interest expense on the balance drawn under the revolving credit facility resulting from the cash paid for the ITSC and IPS acquisitions and cash paid for earnout obligations under existing agreements.	$0.3 million

•	Interest expense associated with the increase in warrant repurchase liability related to the increase in share value of Alion stock.	$0.9 million

•	Interest expense associated with the increase in deferred compensation expense related to Alion’s stock appreciation rights and phantom stock plans.	$1.1 million

•	Interest expense associated with the accretion of the debt discount on the Mezzanine Note and Subordinated Note.	$1.4 million

•	Various other expenses.	$0.1 million

	Total:	$3.8 million

     Income Tax (Expense) Benefit. Although HFA became a qualified subchapter S subsidiary as of December 20, 2002 and is no longer treated as a separate entity for federal income tax purposes, some states do not recognize this tax election. In addition, some states do not recognize Alion’s S-corporation status. As a result, the Company recorded approximately $0.004 million in state income tax expense for the nine months ended June 30, 2004. HFA was a taxable entity from October 1 through December 20, 2002. As a result, the Company recorded approximately $0.005 million for state income taxes and $0.022 million for federal income taxes for the forty-week period ended July 4, 2003.

     Net Loss. The net loss decreased approximately $3.4 million, or 24.5%, to $10.5 million for the nine months ended June 30, 2004 as compared to $13.9 million for the forty-week period ended July 4, 2003. The two day increase in the number of available work days for the forty-week period ended July 4, 2003 resulted in approximately $0.1 million of the $13.9 million loss. On an adjusted basis, the loss for the forty-week period ended July 4, 2003 is approximately $13.8 million. On this adjusted basis, the loss decreased approximately $3.3 million, or 23.9%, to $10.5 million for the nine months ended June 30, 2004, from $13.8 million for the forty-week period ended July 4, 2003. The $3.3 million adjusted decrease is attributable to the following:

•	Income generated by the activities of the acquired operations	$0.4 million

•	Income generated by existing operations	$2.9 million

	Total:	$3.3 million

Recent Accounting Pronouncements.

     On January 12, 2004, the Financial Accounting Standards Board (FASB) issued Staff Position No. FAS 106-1 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP 106-1). FSP 106-1 permits employers that sponsor postretirement benefit plans to defer accounting for any effects of the Medicare Prescription Drug Improvement and Modernization Act of 2003 that was signed into law on December 8, 2003. FSP 106-1 was superseded by FSP FAS 106-2 which is effective beginning July 1, 2004.

     In accordance with FSP 106-1 and FSP 106-2, neither the accumulated postretirement benefit obligation nor the net periodic postretirement benefit costs reflected in the accompanying financial statements reflects the effect of the Medicare Prescription Drug Improvement and Modernization Act of 2003 on Alion’s plan. Authoritative guidance, when issued, could require the Company to change previously reported information.

Liquidity and Capital Resources.

     Historically, primary sources of liquidity of the business we acquired on December 20, 2002 have been cash provided by operations and revolving credit and term-loan facilities. We intend to fund our operations primarily through the cash provided by operations and drawdowns from our revolving credit facility.

     The following discussion relates to the cash flow of Alion for the nine months ended June 30, 2004 as compared to the cash flow of Alion for the twenty-eight week period ended July 4, 2003 plus the cash flows of the operating activities of the business acquired on December 20, 2002 for the twelve-week period ended December 20, 2002.

     Net cash used in operating activities was $2.6 million for the nine months ended June 30, 2004, a decrease of $14.2 million from the $11.4 million provided by operating activities for the forty-week period ended July 4, 2003. The primary reason for this $14.2 million decrease in cash provided by operations results from the increase in approximately $11.0 million of accounts receivable associated primarily with the integration of the invoicing and cash collection processes of the ITSC and IPS operations.

     Net cash used in investing activities was $21.8 million for the nine months ended June 30, 2004, and $60.9 million for the forty-week period ended July 4, 2003. Approximately $17.7 million of the $21.8 million of cash used during the nine months ended June 30, 2004 was for the acquisition and purchase of ITSC and IPS. During the forty-week period ended July 4, 2003, the cash Alion paid for the selected operations of IITRI was $58.6 million, of which $25.8 million was generated from the sale of Alion common stock to the ESOP Trust, and $32.1 million was from net borrowings under the Senior Term Note.

     Net cash provided by financing activities was $24.0 million for the nine months ended June 30, 2004, compared to cash provided by financing activities of $51.3 million for the forty-week period ended July 4, 2003. For the nine months ended June 30, 2004, net cash provided by financing activities was primarily the result of increased borrowings under Alion’s revolving credit facility. For the nine months ended June 30, 2004, the balance drawn under the revolving credit was approximately $23.8 million primarily used to fund the acquisitions of ITSC and IPS. For the forty-week period ended July 4, 2003, there was zero balance on the revolving credit facility. During the forty-week period ended July 4, 2003, the additional financing required to complete the purchase of the selected operations of IITRI included a $35.0 million Senior Term Note, a $20.3 million Mezzanine Note (with warrants), a $39.9 million Subordinated Note (with warrants), and the sale of $25.8 million of common stock to the ESOP Trust.

Discussion of Debt Structure

On August 2, 2004, the Company entered into a new Senior Credit Facility administered by Credit Suisse First Boston consisting of a $30 million revolving credit facility, a Senior Secured Term B Loan for $100.0 million, and a $50 million uncommitted Incremental Term Loan “accordion” facility. The total value of the Senior Credit Facility is $180.0 million.

At the closing date, the Company used $50 million of the new Senior Secured Term B Loan to retire its outstanding senior term note and revolving credit facility under the Senior Credit Agreement with LaSalle Bank National Association. The Company paid approximately $48.2 million in principal and accrued and unpaid interest and approximately $2.8 million in transaction fees associated with the refinancing.

The Company intends to use part of the remainder of the Senior Secured Term B Loan to retire its existing Mezzanine Note in the approximate principal amount of $19.6 million, to pay accrued and unpaid interest and any prepayment premium the Company may incur at the time under its Mezzanine Note, and to pay related fees and expenses. The Company is permitted to use any remaining portion of the Senior Secured Term B Loan to finance permitted acquisitions. The Company intends to use the new revolving credit facility to meet working capital needs and other general corporate purposes, including financing permitted acquisitions.

The Company is permitted to use any future proceeds it might receive from the currently uncommitted Incremental Term Loan Facility to finance permitted acquisitions and to make certain put right payments required under the Company’s Mezzanine Warrant, if the put rights are exercised, and for any other purpose permitted by Incremental Term Loans if and when they are funded.

The Company must repay all principal obligations under the Senior Credit Facility no later than August 5, 2009. The Senior Credit Agreement is secured by a first priority, perfected security interest in all of the Company’s current and future tangible and intangible property. The Company may prepay its borrowings under the senior term note in designated minimum amounts without premium or penalty, other than (i) customary breakage costs related to repayment of Eurodollar-based loans prior to the end of an interest period, and (ii) breakage costs associated with the early termination of any interest rate derivative related to the senior credit facilities. The Company must prepay its borrowings with a portion of its excess cash flow each year along with proceeds of permitted debt or equity issuances or asset sales.

The Term B Loan and the revolving line of credit under the senior credit facility bear interest at either of two floating rates both of which vary according to the Company’s leverage ratio: an annual rate equal to the Eurodollar rate plus 200 to 275 basis points, or the Credit Suisse First Boston prime rate plus 100 to 175 basis points. Leverage ratio is the ratio of total funded debt, excluding the Subordinated Note (described below), to earnings before interest, taxes, depreciation, amortization, ESOP repurchase obligations and non-cash compensation expenses. Under the terms of the Senior Credit Facility, the Company is subject to covenants including financial covenants with respect to the interest coverage ratio and maximum leverage ratio.

Revolving Credit
and Term Loan	Category I	Category II	Category III	Category IV
Leverage Ratio	Greater than or equal to 3.0 to 1.0	Greater than or equal to 2.5 to 1.0 but less than 3.0 to 1.0	Greater than or equal to 2.0 to 1.0 but less than 2.5 to 1.0	Less than 2.0 to 1.0
Prime Rate Margin	175 basis points	150 basis points	125 basis points	100 basis points
Eurodollar Margin	275 basis points	250 basis points	225 basis points	200 basis points
Commitment Fee (on unused balance)	50 basis points	50 basis points	50 basis points	50 basis points

The table below sets for the Company’s anticipated minimum annual debt repayments based on the retirement of the existing Mezzanine Note from proceeds of the Senior Credit Facility.

	Principal Repayments (in thousands)
	2004	2005	2006	2007	2008	2009	2010	2011	TOTAL
Senior Secured Term B Loan	$—	$750	$750	$750	$750	$72,000	$—	$—	$75,000
Seller Subordinated Note	$—	$—	$—	$—	$—	$—	$19,950	$19,950	$39,900
Subordinated Paid in Kind Note	$—	$—	$—	$—	$—	$—	$7,182	$7,182	$14,364

Sub-total	$—	$750	$750	$750	$750	$72,000	$27,132	$27,132	$129,264
Note Payable to bank	$23,850	$—	$—	$—	$—	$—	$—	$—	$23,850
Senior Note Payable	$23,396	$—	$—	$—	$—	$—	$—	$—	$23,396
Proceeds of Senior Secured Term B Loan	$(47,246)	$—	$—	$—	$—	$—	$—	$—	$(47,246)

Total principal payments	$—	$750	$750	$750	$750	$72,000	$27,132	$27,132	$129,264

     On December 20, 2002, the Company issued a Mezzanine Note to IITRI with a face value of approximately $20.3 million, as part of the consideration for the IITRI acquisition. The Mezzanine Note is junior to the senior credit facility, but ranks senior to the Subordinated Note. If not retired using the proceeds of the Senior Credit Facility as discussed above, the Company must pay the outstanding Mezzanine Note principal in a lump sum on December 20, 2008. Each quarter, the Company must pay interest on the Mezzanine Note, in cash, at a rate of 12% per year, based on a 360-day year of twelve 30-day months. The Mezzanine Note contains financial covenants similar to those contained in the Senior Credit Agreement, but on less onerous terms mutually agreed upon by the Company, IITRI and the senior lenders.

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

     The Company issued detachable warrants with the Mezzanine Note and the Subordinated Note. The outstanding warrants associated with the Mezzanine Note represent the right to buy approximately 12% of the Company’s shares of common stock on a fully diluted basis (assuming the exercise of all warrants outstanding on September 30, 2003), at an exercise price of $10.00 per share. These warrants are exercisable until December 20, 2008 and contain a put right giving the holder the right to require the Company to purchase the warrants back at the then-current fair value of the Company’s common stock, minus the warrants’ exercise price. The put right can be exercised within thirty days after a change in control, or within thirty days prior to December 20, 2008, or within thirty days after delivery to the current holders of an appraisal of the per share value of the Company’s common stock as of September 30, 2008, if the ESOP still exists and no public market price exists for the Company’s common stock. The warrants associated with the Subordinated Note represent the right to buy approximately 26% of the Company’s shares of common stock on a fully diluted basis (assuming the exercise of all warrants outstanding on September 30, 2003), at an exercise price of $10.00 per share. These warrants are exercisable until December 20, 2010 and also contain a put right giving the holder the right to require the Company to purchase the warrants back at the then-current fair value of the Company’s common stock, minus the warrants’ exercise price. This put right applies to up to 50% of these warrants within thirty days prior to December 20, 2009 (or within thirty days after delivery to the warrant holders of an appraisal of the per share value of the Company’s common stock as of September 30, 2009, if the ESOP still exists and no public market price exists for its common stock), and up to 100% of these warrants within thirty days prior to December 20, 2010 (or within thirty days after delivery to the warrant holders of an appraisal of the per share value of its common stock as of September 30, 2010, if the ESOP still exists and no public market value exists for its common stock). All put rights terminate upon one or more underwritten public offerings of Alion common stock resulting in aggregate gross proceeds of at least $30.0 million to the sellers (excluding proceeds received from certain affiliates of Alion.

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

     On February 11, 2004, the Company borrowed $750,000 from an officer of the Company. In exchange, on June 7, 2004, the Company issued the officer a promissory note with interest at a rate of 15% per annum until March 31, 2009. The annual interest period was effective beginning February 11, 2004. The agreement essentially replaces a note, which is described above, for the same sum previously issued to another officer of the Company, the termination of whose employment relationship resulted in repurchase of the note. The agreement with the officer is subordinate to the Senior Credit Agreement and the Mezzanine Note referenced above.

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

     On January 20, 2004, the arbitrator issued a decision awarding Messrs. Andrews and Bewley a purchase price adjustment of approximately $0.7 million. The arbitrator’s decision reclassified certain overhead expenses as general and administrative expenses which were capped by the asset purchase agreement. That decision increased earn out payments due Messrs. Andrews and Bewley by approximately $3.5 million for the period from the acquisition date through September 30, 2002. The Company was also required to recognize a liability of approximately $0.3 million for potential payments to employees who worked in the business units subject to this earn out for their earn out related to fiscal year ended September 30, 2004.

     Through June 30, 2004, the Company recognized approximately $4.9 million, excluding interest, in earnout obligations due Messrs. Andrews and Bewley and approximately $0.4 million for potential payments to employees who worked in the business units subject to this earn out. As of June 30, 2004, the Company had paid approximately $4.5 million, excluding interest, to Messrs. Andrews and Bewley for earn outs and purchase price adjustments. The Company expects to pay Messrs. Andrews and Bewley approximately $3.3 million, excluding interest, in the quarter ending September 30, 2004.

     The Company’s remaining minimum lease payment obligations under non-cancelable operating leases for the full fiscal years ending 2004, 2005, 2006, 2007, 2008 and 2009 are $2.9 million, $10.9 million, $10.6 million, $10.6 million, $10.5 million and $10.1 million, respectively. The remaining aggregate obligations on these leases thereafter are approximately $11.5 million. Commercial facility lease expenses are included in these amounts. These commercial facility lease obligations are currently reimbursable costs under the Company’s government contracts.

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

     To date, the Company has spent the following amounts to repurchase shares of its common stock from the ESOP Trust to satisfy obligations to terminated employees. Shares repurchased prior to June 2004 were sold to the ESOP Trust.

	Number of Shares		Total Value
Date	Repurchased	Share Price	Repurchased
June 2003	5,248	$11.13	$58,412
July 2003	2,696	$11.13	$30,000
December 2003	50,031	$14.71	$735,956
June 2004	743	$16.56	$12,297

     The Company believes that cash flow from operations and cash available under its revolving credit facility will provide it with sufficient capital to fulfill its current business plan and to fund its working capital needs for at least the next 36 months. Although the Company expects to have positive cash flow from operations, it will need to generate significant additional revenues beyond its current revenue base and to earn net income in order to repay principal and interest on the indebtedness it assumed to finance the IITRI acquisition.

     Additionally, the Company’s business plan calls for it to continue to acquire companies with complementary technologies. If the Company does not have sufficient cash on hand to fund such acquisitions, it will be required to obtain financing to do so. Such financing may not be available to us on favorable terms, if at all.

     Given the Company’s significant obligations that become due in years 2009 through 2011, it expects that it will need to refinance a portion of its indebtedness at least by fiscal year 2008. The Company’s cash from operations will be insufficient to satisfy all of its obligations and it cannot be certain that it will be able to refinance on terms that will be favorable to the Company, if at all. Moreover, if the Company’s plans or assumptions change, if its assumptions prove inaccurate, if it consummates investments in or acquisitions of other companies, if it experiences unexpected costs or competitive pressures, or if its existing cash and projected cash flow from operations prove insufficient, it may need to obtain greater amounts of additional financing and sooner than expected. While it is the Company’s intention only to enter into new financing or refinancing that it considers advantageous, it cannot be certain that such sources of financing will be available to the Company in the future, or, if available, that financing could be obtained on terms favorable to the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company’s exposure to interest rate risk is primarily due to the additional debt it incurred to finance the IITRI, ITSC, and IPS acquisitions. The Mezzanine Note and Subordinated Note have fixed interest rates, and therefore present no risk of change to interest charges as a result of an increase in market interest rates. The balance drawn under the $25.0 million senior revolving credit facility and $1.2 million of the Company’s $24.4 million remaining balance on its senior term note, however, bear interest at variable rates tied to the Eurodollar rate. Such variable rates increase the risk that interest charges will increase materially if market interest rates increase. The Company has reduced, in part, the maximum total amount of variable interest rate risk by entering into an interest rate cap agreement which caps at 6% the first $25.0 million of principal borrowed under the senior term note effective until February 3, 2007. For a description of the arrangement, refer to “Discussion of Debt Structure” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 15d–15(e)under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this quarterly report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that the Company file or submit under the Exchange Act.

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

     Alion’s complaint alleged that:

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

     On May 12, 2004, the defendants agreed to settle this case by paying Alion a royalty on any sales of the technology or of any derivative technology, and on any services performed that relate to the technology. Defendants also agreed to mark all of their products that are based on the technology with a logo that indicates the product is based on Alion’s intellectual property. The defendants further agreed to make full and periodic reports of their sales activities to Alion and to submit to an audit upon demand. Also, defendants agreed to, and in fact did, issue a written and signed repudiation of defamatory statements towards Alion’s technology.

     Other than the foregoing action, the Company is not involved in any material legal proceeding other than routine legal proceedings occurring in the ordinary course of business.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In May 2004, the Company raised approximately $2.5 million in cash through a private placement of its common stock. The Company sold 97,483 shares to the ESOP Trust at $14.71 per share and 72,556 shares at $16.56 per share. The Company issued an additional 130,947 shares to the ESOP Trust, at an average price per share of $16.56, as a contribution to the KSOP Plan. The shares of stock were offered pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibit
No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of Beagle Holdings, Inc.(1)

3.2	Amended and Restated By-laws of Alion Science and Technology Corporation.(2)

4.1	Amended and Restated Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(3)

4.2	First Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(4)

4.3	Second Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(5)

4.4	Third Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (5)

4.5	Fourth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (5)

4.6	Fifth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (6)

4.7	Sixth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (6)

4.8	Seventh Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (6)
4.9	Eighth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (6)

4.10	Ninth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.

10.33	Third Amendment to the Credit Agreement by and among LaSalle Bank National Association as agent, various lenders and Alion Science and Technology Corporation.

10.34	Addendum to Employment Agreement between Alion Science and Technology Corporation and James Fontana.

10.35	Second Amendment to the Alion Science and Technology Corporation Phantom Stock Plan.

31.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation

pursuant to 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 17, 2002 (File no. 950133-2-3224)

(2)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 9, 2002 (File no. 950133-2-4018).

(3)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Pre-Effective Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 7, 2002 (File no. 950133-2-3343).

(4)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Post-Effective Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 24, 2003 (File no. 950133-3-862).

(5)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarterly period ended July 4, 2003, filed with the Securities and Exchange Commission on August 15, 2003 (File no. 950133-03-002960).

(6)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 28, 2004 (File no. 950133-04-001602).

(b) Reports on Form 8-K:

During the quarter, the Company did not file a Report on Form 8-K.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALION SCIENCE AND TECHNOLOGY CORPORATION

Date: August 13, 2004	By: /s/ John M. Hughes
Name: John M. Hughes

Title: Chief Financial Officer

(Principal Financial and Accounting Officer
and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of Beagle Holdings, Inc.(1)

3.2	Amended and Restated By-laws of Alion Science and Technology Corporation.(2)

4.1	Amended and Restated Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(3)

4.2	First Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(4)

4.3	Second Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(5)

4.4	Third Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (5)

4.5	Fourth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (5)

4.6	Fifth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (6)

4.7	Sixth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (6)

4.8	Seventh Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (6)

4.9	Eighth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (6)

4.10	Ninth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.

10.33	Third Amendment to the Credit Agreement by and among LaSalle Bank National Association as agent, various lenders and Alion Science and Technology Corporation.

10.34	Addendum to Employment Agreement between Alion Science and Technology Corporation and James Fontana.

10.35	Second Amendment to the Alion Science and Technology Corporation Phantom Stock Plan.

31.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation pursuant to 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 17, 2002 (File no. 950133-2-3224).

(2)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 9, 2002 (File no. 950133-2-4018).

(3)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Pre-Effective Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 7, 2002 (File no. 950133-2-3343).

(4)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Post-Effective Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 24, 2003 (File no. 950133-3-862).

(5)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarterly period ended July 4, 2003, filed with the Securities and Exchange Commission on August 15, 2003 (File no. 950133-03-002960).

(6)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 28, 2004 (File no. 950133-04-001602).