Form 10-K
period 2004-09-30
ALION SCIENCE & TECHNOLOGY CORP
filed 2004-12-28
CIK 1166568

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

Alion Science and Technology Corporation

(Exact name of Registrant as Specified in its Charter)

Delaware	333-89756	54-2061691
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(IRS Employer Identification No.)

10 West 35th Street	1750 Tysons Boulevard
Chicago, IL 60616	Suite 1300
(312) 567-4000	McLean, VA 22102 (703) 918-4480
(Address, including Zip Code and Telephone Number, including
Area Code, of Principal Executive Offices)

Securities registered pursuant to Section 12(b) or 12(g) of the Act:

None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☐ Yes          ☑ No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     ☐ Yes          ☑ No

      Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter: None

      The number of shares outstanding of Alion Science and Technology common stock as of September 30, 2004 was 3,376,197.

Documents Incorporated by Reference:

None

ALION SCIENCE AND TECHNOLOGY CORPORATION

FORM 10-K

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

      The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following: changes to the ERISA laws related to the Company’s Employee Ownership, Savings and Investment Plan; changes to the tax laws relating to the treatment and deductibility of goodwill, the Company’s subchapter S status, or any change in the Company’s effective tax rate; additional costs associated with compliance with the Sarbanes-Oxley Act of 2002, including any changes in the SEC’s rules, and other corporate governance requirements; failure of government customers to exercise options under contracts; funding decisions relating to U.S. Government projects; government contract procurement (such as bid protest) and termination risks; competitive factors such as pricing pressures and/or competition to hire and retain employees; the results of current and/or future legal proceedings and government agency proceedings which may arise out of our operations (including our contracts with government agencies) and the attendant risks of fines, liabilities, penalties, suspension and/or debarment; undertaking acquisitions that could increase our costs or liabilities or be disruptive; taking on additional debt to fund acquisitions; failure to adequately integrate acquired businesses; material changes in laws or regulations applicable to the Company’s businesses; as well as other risk factors discussed elsewhere in this annual report.

      Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s view only as of December 22, 2004. We undertake no obligation to update any of these factors or to publicly announce any change to our forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise.

Pro Forma Financial Data

      On December 20, 2002, Alion acquired Selected Operations of IIT Research Institute (“IITRI”) in a business combination accounted for using the purchase method (the Transaction). Prior to December 20, 2002, Alion was a shell company with limited operating activity. All operating data for the fiscal years ended September 30, 2003 and 2002 are pro forma as described and presented in Item 6, “Selected Financial Data” and assume that the acquisition was completed on October 1, 2001. All pro forma information included in this annual report is based upon the assumptions described in Item 6.

Overview

      Alion Science and Technology Corporation (“Alion”, “the Company”, “we”, “our”) is an employee-owned company. We apply our scientific and engineering experience to research and develop technological solutions for problems relating to national defense, public health and safety, and nuclear safety and analysis. We provide our research and development and engineering services primarily to agencies of the federal government, but also to departments of state and local government and foreign governments, as well as commercial customers both in the U.S. and abroad.

      Our revenue for fiscal year ended September 30, 2004 was $269.9 million, a 26.6% increase over the prior fiscal year. As of September 30, 2004, our contract backlog was $1,954.0 million, of which $160.6 million was funded. As of September 30, 2003, our contract backlog was $1,542.0 million, of which $107.0 million was funded. Federal government contracts accounted for approximately 98% of our revenues in the fiscal year ended September 30, 2004, of which approximately 91% came from the U.S. Department of Defense (DoD)

alone. For the fiscal year ended September 30, 2003, federal government contracts accounted for approximately 98% of our revenues and approximately 95% came from the U.S. Department of Defense.

      We apply our expertise to a range of specialized fields, which we refer to as core business areas. The core business areas are further described below. The estimated percentage distribution of our annual revenues, by core business area, is provided in the table below.

Estimated Revenue by Fiscal Year*

Core Business Area	2004			2003			2002

	(In millions)
- Wireless Communications		$37	14%		$47	22%		$43	21%
- Defense Operations(a)		$106	39%		$111	52%		$77	38%
- Modeling & Simulation(a)		$22	8%	$	N/A	N/A %	$	N/A	N/A %
- Information Technology		$35	13%		$21	10%		$30	15%
- Industrial Technology Solutions		$36	13%		$13	6%		$34	17%
- Chemical, Environmental, and Biodefense Technologies(b)	$	N/A	N/A %		$9	4%		$6	3%
- Explosive Science(b)	$	N/A	N/A %		$10	5%		$10	5%
- Chemical, Biological, and Explosive Science(b)		$26	10%	$	N/A	N/A %	$	N/A	N/A %
- Transport Systems(c)	$	N/A	N/A %		$2	1%		$2	1%
- Nuclear Safety & Analysis(d)		$7	3%	$	N/A	N/A %	$	N/A	N/A %

		$270	100%		$213	100%		$202	100%

a)	For fiscal years ended September 30, 2003 and 2002, revenues associated with the Modeling and Simulation business were included in Defense Operations business area. Beginning in fiscal year 2004, revenue associated with the Modeling and Simulation business area is separately identified.

b)	For fiscal years ended September 30, 2003 and 2002, revenue associated with the Chemical, Environmental and Biodefense Technologies business area was separate from revenues associated with Explosive Science business area. Beginning fiscal year 2004, revenue in the Chemical, Environmental and Biodefense Technologies business area is combined with the Explosive Science business area to form the Chemical, Biological, and Explosive Science business area.

c)	Beginning in fiscal year 2004, revenues in the Transport Systems business area were combined with the Modeling and Simulation business area.

d)	Revenue associated with the Nuclear Safety and Analysis business area began in fiscal year 2004 as it relates to our acquisition of Innovative Technology Solutions Corporation (ITSC), which occurred in October 2003.

*	Revenues and percentages based on management estimates.

      Wireless Communications. We provide wireless communications research and spectrum engineering services primarily to the U.S. Department of Defense, but also to other agencies of the federal government. To a lesser extent, we provide wireless communications research and spectrum engineering services to commercial customers and foreign governments. We have expertise in four primary areas:

•	Wireless and communications-electronics engineering: we perform work for the government “communications-electronics” and commercial wireless communities. The term “communications-electronics” refers to all devices or systems that use the radio frequency spectrum. Our work for the government sector includes such tasks as conducting modeling and simulation of communications networks, testing and evaluating navigational systems, and analyzing radar and space systems performance. For our commercial customers, both foreign and domestic, we determine whether wireless communication networks have the geographic coverage the customers desire, and whether the systems operate free of interference, and we make recommendations designed to improve network performance. We also evaluate and make recommendations for the design of radio transmitters, receivers and antennas for our commercial customers.

•	Spectrum management: we perform studies and analyses related to the manner in which the radio frequency spectrum may be utilized without interruption or interference by both new and existing users and technologies. In addition, we assess existing and new technologies for their ability to utilize the radio frequency spectrum efficiently — in other words, to accomplish designated tasks without using too much of the available radio frequency spectrum. Our services, which include providing spectrum policy advice, are used to support decisions of senior government officials in the U.S. and abroad.

•	C4ISR system engineering: we deliver Command, Control, Communication and Computer Intelligence, Surveillance, and Reconnaissance (C4ISR) engineering and analysis support for radio frequency communications, radar, Identification Friend or Foe (IFF), and navigation systems to the U.S. Department of Defense system developers and integrators. We also develop automated spectrum management software to assign frequencies to multiple users of the radio frequency spectrum in an effort to minimize interference. Our software tool, Spectrum XXI, is the automated spectrum management system used worldwide by the U.S. Department of Defense, and it is now also being used by other agencies of the federal government. We also design, integrate and deploy spectrum monitoring software to locate and track violators of the rules and regulations of spectrum usage.

•	Electromagnetic environmental effects: we perform studies and analyses to measure and predict electromagnetic environmental effects for both government and commercial customers. Our work has involved building automated tools designed to predict the effects of potential hazards of electromagnetic radiation to ordnance, fuel and personnel. We also analyze electronic components in automotive parts such as brakes and airbags for electromagnetic interference issues on behalf of various commercial customers.

      Defense Operations. Our defense operations units provide the following services to the U.S. Department of Defense, including individual service components:

•	Homeland security: we provide integrated solutions and vulnerability analysis for protecting people and systems, and we provide critical infrastructure tools for decision support, risk assessment, information assurance, and physical security.

•	Strategic planning and operational analysis: we assist the U.S. Army in its objective to become a more technologically sophisticated and versatile combat force by providing readiness studies that employ decision support tools to improve strategic planning and decision making.

•	Military transformation: we identify and analyze issues and programs of major importance for the Office of the Secretary of Defense (OSD) and related U.S. military services transformation initiatives such as joint warfare experimentation and integrate command, control, communication and computer intelligence (C4I) initiatives.

•	Logistics management: we provide support to the U.S. Army on a broad range of requirements including infrastructure assessment, reserve force mobilization, defense industrial base assessment, financial management, cost analysis, and base realignment.

•	Readiness assessments and operational support: we deliver strategic planning and decision-making process improvements by providing technical assistance and decision support tools, such as Full Spectrum Analysis and Distributed Information System Collaboration Architecture (DISCATM).

•	Distance learning services: we develop policy and technology solutions to permit training and education from remote locations. We develop the necessary technology, compile the information to be used in the courseware, and then translate this into an electronic or web-based advanced distant learning medium so that the student can interact with the courseware from a remote location.

      Modeling and Simulation. Our modeling and simulation operations assist our customers in examining the outcome of events by providing services such as:

•	Wargaming, experimentation, scenario design and execution: we design and conduct strategic and operations analytic wargames to evaluate future operational concepts and force transformation initiatives, create and implement training scenarios for 2 dimensional and 3 dimensional simulation systems, support Joint Forces Command’s (JFCOM) Millennium Challenge, and we support Joint Conflict and Tactical Simulation (JCATS) scenarios.

•	C4I integration: for the U.S. Department of Defense, we design and develop policies to enable standard automated interfaces between simulation and Command, Control, Communication and Computer Intelligence systems which support improved planning, training and military operations.

•	Analysis and visualization: we develop terrain modeling and manage the Modeling and Simulation Information Analysis Center (MSIAC) for the U.S. Department of Defense (DoD).

•	Phenomenological modeling: we develop phenomenological models for nuclear, chemical, biological and electromagnetic environments.

•	Transport systems: we design and build railroad car simulators and complementary training programs for railway carriers to train their employees. Participation in our simulation training is designed to improve safety and to minimize fuel consumption for carriers. Our training tools range from training simulators based on desktop computers to full motion simulators for both electric and diesel-electric locomotives. We have delivered our training tools and services to domestic government and commercial customers and to customers in the U.K., Brazil, Turkey, India, Australia and South Africa.

      Information Technology. Our information technology operations provide the following research primarily to agencies of the federal government, including the U.S. Department of Defense, the Internal Revenue Service and the National Institutes of Health, but also to commercial customers:

•	Enterprise architecture development and integration: we design, develop and implement enterprise information systems.

•	Applications development: we develop web-based and stand-alone solutions, as well as decision support tools.

•	Knowledge management: we deliver solutions for data warehousing/mining, decision support, and information analysis.

•	Network design and secure network operations: we provide information assurance, business continuity and disaster planning, network planning, and call center modeling.

•	Independent verification and validation: we implement modeling and simulation, test and evaluation, and database monitoring.

      Industrial Technology Solutions. We provide the following services to the U.S. Department of Defense and, to a lesser extent, to commercial customers:

•	Reliability, material and manufacturing engineering: we apply technology to enhance production, improve performance, reduce cost and extend life of complex engineered products.

•	Sensor technology development: we develop, evaluate, adapt and integrate sensor technologies.

•	Facilities engineering: we provide expertise in engineering, architecture and related disciplines (e.g., construction management, logistics, design oversight and inspection).

•	Research and analysis center management: we manage numerous U.S. Department of Defense information and analysis centers such as the: Reliability Analysis Center (RAC), Advanced Materials and Processes Technology Information Analysis Center (AMPTIAC), Manufacturing Technology Information Analysis Center (MTIAC), Electronic Packaging and Interconnection Technology Center and DuPage Manufacturing Research Center.

•	Acoustic engineering: we test and evaluate various components for sound transmission, absorption and intensity.

•	Aerospace coating production and application: we develop and apply coatings to protect government and commercial satellites.

•	Innovative manufacturing technologies: we develop and integrate systems for low-volume productivity (e.g., laser cladding of parts), micro-machines and rapid manufacturing systems.

      Chemical, Biological and Explosive Science. Our chemical, biological and explosive science operations provide a wide range of research primarily to the U.S. Department of Defense and the U.S. Environmental Protection Agency, but also to other departments of federal, state and local governments, including:

•	Chemical and biological research: we provide research that examines the fundamentals necessary to improve defense strategy against chemical and biological weapons.

•	Analytical and design methods: we provide analytical methods to enhance safe handling of chemical substances and design methods to convert harmful chemical and biological materials into harmless materials.

•	Threat reduction: we provide technical expertise to branches of the U.S. military, the FBI, police departments, hospitals, fire departments, and other federal government and commercial customers, to reduce the threat of chemical-biological terrorism.

•	Laboratory support: we provide support to U.S. Environmental Protection Agency laboratories in their pursuit of identifying and monitoring chemical contaminants in soil, air and water at specified Superfund sites.

•	Explosive sciences: we provide unexploded ordnance services to the U.S. Army Corps of Engineers and to other departments of the U.S. military. Through our wholly-owned subsidiary, Human Factors Applications, Inc. (HFA), we develop and use technologies for detection, recovery and disposal of unexploded ordnance in the U.S. and abroad. We also perform decontamination and demolition of buildings and equipment contaminated with explosive materials.

•	Ordnance management: we provide ordnance management services to the U.S. Navy, which includes the maintenance of, and accounting for, weapons inventories.

      Nuclear Safety and Analysis. we provide nuclear safety and analysis services to the U.S. Department of Energy (DOE) and its National Laboratories as well as to the commercial nuclear power industry. Our services include:

•	Modeling and simulation: we provide services in the areas of computational fluid dynamics, structural response, materials behavior, and neutronics.

•	Safety and risk performance analysis: we provide services in the areas of probabilistic safety assessments, accident consequence analysis, and source term dose assessment.

•	Design and performance assessments: we provide services related to nuclear power facilities in the areas of control room habitability, power rate analysis, and license extension.

•	Management systems and program services: we provide technical expertise in the areas of compliance (e.g., regulatory analysis, policy development, and audits), project management, and training.

•	Regulatory compliance support services: we provide technical support in the areas of nuclear plant operational readiness reviews and conduct of operations.

      Software Tools and Technology Products. We have developed a series of software tools and technology products that complement our core business areas. Examples include:

•	Frequency Assignment & Certification Engineering Tool (FACETTM). This software tool automates the assignment of radio frequencies, which we refer to as spectrum management, in a way that is designed to minimize interference between multiple users of the radio frequency spectrum.

•	Advanced Cosite Analysis Tool (ACATTM). This software tool is designed to permit co-location of numerous antennas on towers, rooftops and other platforms by predicting interference between the various systems and informing the user how to minimize interference.

•	Individual Isolation Pod (IIPTM). This transport pod is designed to isolate and transport individuals contaminated with biological or chemical agents. The transport pod is designed to enable first responders to administer emergency medical treatment.

•	Spectrum Monitoring Automatic Reporting and Tracking System (SMARTTM). This system characterizes the frequency usage in a given geographic area, allowing the customer to remotely monitor the spectrum to identify unauthorized users and to look for gaps in the spectrum usage.

•	Cave Dog: This product is a small, remote-controlled hemispherical, multi-spectral vision robot vehicle used for surveillance and reconnaissance.

•	Real Time Location System (RTLS). This product is designed to enable customers to track thousands of users in a defined area, such as a seaport, a football stadium or an office building, using low cost antennas and badges.

Corporate History

      Alion Science and Technology Corporation, formerly known as Beagle Holdings, Inc., was organized on October 10, 2001, as a for-profit Delaware corporation for the purposes of purchasing substantially all of the assets and assuming certain liabilities of IITRI, a not-for-profit Illinois corporation. Alion is an employee-owned company that is the successor in interest to IITRI, a government contractor in existence for more than sixty years. On December 20, 2002, some of the eligible employees of IITRI directed funds from their eligible retirement account balances into Alion’s Employee Stock Ownership Plan (ESOP). State Street Bank and Trust Company, the ESOP Trustee, used these proceeds, together with funds described elsewhere in this annual report, to purchase substantially all of IITRI’s assets and certain liabilities (hereafter referred to as the “Selected Operations of IITRI”). We refer to this purchase as “the Transaction.” Given the significance of the Transaction, and its effect on Alion’s capital structure, summary descriptions of the acquisition and the related deal terms, the purchase of Alion common stock by the ESOP, and Alion’s ESOP are provided below.

The Acquisition and Deal Terms for the Purchase of Assets from IITRI (The “Transaction”)

      Acquired Business. On December 20, 2002, Alion acquired substantially all of the assets, rights and liabilities of IITRI’s business except for, amongst others, those assets, rights and liabilities associated with the Life Sciences Operation (other than its accounts receivable, which Alion did acquire), and IITRI’s real property, some of which we leased upon completion of the acquisition.

      Purchase Price. The aggregate purchase price we paid to IITRI for its assets was approximately $127.3 million that included the following components:

• a $57.0 million cash component, which consisted of
- approximately $25.8 million from the sale of our common stock to the ESOP;	$25.8 million (approximately)
- approximately $31.2 million in proceeds from a loan to Alion arranged by LaSalle Bank National Association;	$31.2 million (approximately)
• an approximate $60.2 million debt component, which consisted of
- issuance of a promissory note, the mezzanine note, by Alion to IITRI with a face value of approximately $20.3 million;	$20.3 million (approximately)
- issuance of a promissory note, the subordinated note, by Alion to IITRI with a face value of $39.9 million;	$39.9 million (approximately)
• the payment by Alion at closing of approximately $6.2 million for IITRI’s outstanding bank debt, $2.3 million for IITRI’s cost related to the transaction, and $1.6 million for purchase price adjustments due IITRI;
$10.1 million (approximately)
• warrants issued to IITRI to purchase up to approximately 38% of our common stock, on a fully diluted basis (assuming the exercise of all outstanding warrants), at the closing date	Warrants

	$127.3 million (approximately)	Plus warrants and the assumption of additional liabilities

      Assumption of Liabilities. Alion assumed substantially all of the liabilities of IITRI’s business, with certain identified exceptions.

      Indemnification. IITRI agreed to indemnify us, within limits agreed to by the parties, against any losses resulting from its breach of any of its representations, warranties or covenants and against losses resulting from liabilities retained by IITRI. We, in turn, indemnified IITRI, within limits agreed to by the parties, against losses resulting from our breach of any of our representations, warranties or covenants and against losses resulting from liabilities we assumed.

The Purchase of Alion Common Stock by ESOP Trust

      On December 20, 2002, we entered into a stock purchase agreement with the ESOP trust pursuant to which at closing we issued 2,575,408 shares of our common stock at $10 per share, in exchange for the funds our employees directed to be invested in the ESOP component of the KSOP (a “KSOP” is an employee benefit plan that consists of an ESOP and a 401(k) element, which allows employees to have diversified retirement savings in other investments) in the initial one-time ESOP investment election.

      Representations and Warranties. Within the stock purchase agreement, we made representations and warranties to the ESOP trust that are customary to transactions of this type, related to, but not limited, to:

•	Alion’s and HFA’s organization and corporate standing, their authority to enter into the stock purchase agreement and the binding effect of the agreement on us;

•	the accuracy, compliance with U.S. generally accepted accounting principles and consistency with past practice of the financial statements with respect to the portion of IITRI’s business transferred to Alion; and

•	our obligation to repurchase any shares of our common stock distributed to ESOP participants.

      The ESOP trustee, on behalf of the ESOP trust, made representations and warranties to us, including, but not limited to:

•	the trustee’s authority to enter into the stock purchase agreement and the binding effect of the agreement on the ESOP trust; and

•	the investment intent of the ESOP trust.

      Covenants. As part of the stock purchase agreement, we agreed with the ESOP trust that:

•	we will not take any steps without the ESOP trust’s consent to change our status as an S corporation;

•	we will not enter into any transactions with any of our officers or directors without approval from our board of directors or compensation committee;

•	we will enforce our obligations under the asset purchase agreement with IITRI and other related agreements;

•	we will obtain the ESOP trust’s consent before effecting our first public offering of stock to be listed on any securities exchange;

•	we will not take actions that would prevent the ESOP trust from acquiring any additional shares of our stock under the control share acquisition provisions of the Delaware General Corporation Law;

•	we will repurchase any shares of common stock distributed to participants in the ESOP component of the KSOP, to the extent required by the ESOP, any ESOP related documents and applicable laws;

•	we will maintain the KSOP and the ESOP trust so that they will remain in compliance with the qualification and tax exemption requirements under the Internal Revenue Code; and

•	we will use our best efforts to ensure that the ESOP trust fully enjoys its right to elect a majority of our board of directors and to otherwise control Alion.

      Certain of the covenants listed above will lapse if the ESOP trust fails to own or otherwise control at least 20% of the voting power of all our capital stock.

      Indemnification. We agreed to indemnify the ESOP trust, within limits agreed to by the parties, against any losses resulting from our breach of any of our representations, warranties or covenants. The ESOP trust will indemnify us, within limits agreed to by the parties, against losses resulting from its breach of any of its representations, warranties or covenants.

The Alion ESOP

      The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan, which we refer to as the KSOP, is a qualified retirement plan and is comprised of what we refer to as an ESOP component and a non-ESOP component. The ESOP component of the KSOP owns 100% of the Company’s outstanding shares of common stock.

      Eligible employees of the Company can purchase beneficial interests in the Company’s common stock by:

•	rolling over their eligible retirement account balances into the ESOP component of the KSOP by making an individual one-time ESOP investment election available to new hires; and/or

•	directing a portion of their pre-tax payroll income to be invested in the ESOP component of the KSOP.

      The Company’s ESOP trustee, State Street Bank & Trust Company, uses the monies that eligible employees invest in the ESOP to purchase shares of the Company’s common stock, for allocation to those employees’ ESOP accounts.

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

      The ESOP trustee holds record title to all of the shares of Company common stock allocated to the employees’ ESOP accounts, and except in certain limited circumstances, the ESOP trustee will vote those shares on behalf of the employees at the direction of the ESOP committee. The ESOP committee is comprised of four members of Alion’s management team and three other Alion employees and is responsible for the financial management and administration of the ESOP component.

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

Growth Strategy

      Our objective is to continue to grow by capitalizing on our highly educated work force, our established position in our core business areas and by synergistic acquisitions. Our strategies for meeting this objective are:

To build on our experience in wireless communications. We anticipate that U.S. Department of Defense budgets for the next few years will reflect an increased emphasis on communications and spectrum issues in which we have established expertise. For example, we expect to play a significant role for the U.S. Department of Defense in the development of Global Electromagnetic Spectrum Information (GEMSIS) as part of the Department of Defense’s move toward net-centric warfare. In addition, civilian agencies of the federal government are interested in the communications solutions we have developed for the U.S. Department of Defense. We also intend to try to expand our communications research base to include more foreign and commercial customers.

To support the nation in homeland security. Alion has a long history of research and development in defense and destruction of chemical and biological agents. We have also developed a suite of software tools to support first responders in training to deal with potential release of chemical, biological, or nuclear material. We plan to expand our support to the Department of Homeland Security (DHS) and state and local governments in these areas.

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

To develop new software tool and technical products. We will seek to capture some of our intellectual property in the form of stand-alone tools and products to increase revenue. We intend to develop these tools and products to better serve existing customers, and to offer them separately as stand-alone tools and products for new customers.

To recruit and retain highly skilled employees. We will seek to recruit and retain engineers, scientists, and technical experts with the experience, skills and innovation necessary to design and implement solutions to the complex problems our customers face. We will also seek to attract and retain other motivated professionals who have the qualities necessary to assist us in implementing our future business strategy and meeting our future business goals. As an employee owned company, we believe we will be able to provide enhanced financial incentives to our employees, and that those incentives will be important recruitment and retention tools.

To pursue strategic acquisitions. We intend to broaden our customer base and our capabilities in our core research fields by pursuing strategic acquisitions from companies with talent and technologies complementary to our current fields and to our future business goals in order to add new clients and expand our core competencies. During fiscal year 2004, Alion completed the following acquisitions:

•	Integrated Technology Solutions Corporation (ITSC) — On October 31, 2003, Alion completed the acquisition of ITSC, a New Mexico corporation that had approximately 53 employees, the majority of whom were located in New Mexico. ITSC provides nuclear safety and analysis services to the U.S. Department of Energy (DOE) as well as to the commercial nuclear power industry.

•	Identix Public Sector, Inc. (IPS) — On February 13, 2004, Alion completed the acquisition of IPS, a Virginia-based company that provides program and acquisition management support, integrated logistics support, and foreign military support primarily to U.S. Navy customers. IPS was a wholly-owned subsidiary of Identix Incorporated.

Market and Industry Background

Trends in government spending likely to affect our business.

      Funding for our federal government contracts is linked to trends in U.S. defense spending. We believe that domestic defense spending will grow over the next several years as a result of the following trends and developments:

Department of Defense spending. Congress appropriated $391 billion in defense spending for fiscal year 2005

•	Increased Spending on National Defense. The terrorist attacks of September 11, 2001 and subsequent events have intensified the federal government’s commitment to strengthen our country’s military, intelligence, and homeland security capabilities. Department of Defense appropriations, excluding military construction and supplemental appropriations to pay for the ongoing efforts in Iraq and Afghanistan, were increased from $366 billion in federal fiscal year 2004 to $391 billion for federal fiscal year 2005 and grew at an average annual growth rate over the past five years of 5.9%. In addition, the federal fiscal year 2005 Homeland Security budget proposal totaled $47 billion, with $27 billion allocated to initiatives in the Department of Homeland Security, $8 billion allocated to the Department of Defense, and $12 billion allocated to other federal agencies.

•	Increased interest in procurement and development. We expect that the U.S. Department of Defense budget for research and development, testing and evaluation (R,D,T&E), all of which fund our programs, will grow proportionately with overall defense spending.

      We believe that the increase in spending for defense and homeland security will result in a growth of our revenues because of the correlation between the areas of projected growth in spending and our core business areas. The following areas of projected growth in spending for defense and homeland security, as identified in the U.S. Budget for fiscal year 2005, have a direct correlation with our core business areas:

•	training and training transformation;

•	modeling and simulation as basis for mission planning and preparation;

•	the enhancement of defenses against biological, chemical and nuclear attacks;

•	the use of information technology for national security; and

•	an overall increase in spending for homeland defense.

We are primarily a government contractor.

      For fiscal years ended September 30, 2004, 2003 (on a pro forma basis), and 2002 (on a pro forma basis), revenue that we obtained from federal government contracts was approximately 98% of our total revenue for each respective year. The U.S. Department of Defense is our largest customer. We expect that most of our revenues will continue to result from contracts with the federal government. We perform our government contracts as a prime contractor or as a subcontractor. As a prime contractor, we have direct contact with the applicable government agency. As a subcontractor, we perform work for a prime contractor, which serves as the point of contact with the government agency overseeing the program.

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

      Contract Types. As of September 30, 2004, we had over 275 active contract engagements, each employing one of three types of price structures: cost-reimbursement, time-and-materials, or fixed-price.

•	Cost-reimbursement contracts allow us to recover our direct labor and allocable indirect costs, plus a fee which may be fixed or variable depending on the contract arrangement. Allocable indirect costs refer to those costs related to operating our business that can be recovered under a contract.

•	Time-and-material contracts allow us to recover our labor costs, based on negotiated, fixed hourly rates, as well as certain other costs.

•	Under fixed-price contracts, customers pay us a fixed dollar amount to cover all direct and indirect costs, plus a fee. Under fixed-price contracts, we assume the risk of any cost overruns and receive the benefit of any cost savings.

      Our historical contract mix, measured as a percentage of total revenue for the fiscal years ended September 30, 2004 and on a pro forma basis for fiscal years ended September 30, 2003 and 2002, is summarized in the table below.

		Pro Forma	Pro Forma
	2004	2003	2002

Cost-reimbursement	59%	62%	60%
Time-and-material	25%	22%	22%
Fixed-price	16%	16%	18%

      Any costs we incur prior to the award of a new contract or prior to modification of an existing contract are at our own risk. This is a practice that is customary in our industry, particularly when a contractor has received verbal advice of a contract award, but has not yet received the authorizing contract documentation. In most cases the contract is later executed or modified and we receive full reimbursement for our costs. We cannot be certain, however, when we commence work prior to authorization of a contract, that the contract will be executed or that we will be reimbursed for our costs. As of September 30, 2004, we had incurred $2.0 million in pre-contract costs at our own risk.

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

      Backlog. Contract backlog represents an estimate, as of a specific date, of the remaining future revenues anticipated from our existing contracts. It consists of two elements:

•	funded backlog, which refers to contracts that have been awarded to us and whose funding has been authorized by the customer, less revenue previously recognized under the same contracts, and

•	unfunded backlog, which refers to the total estimated value of contracts awarded to us, but whose funding has not yet been authorized by the customer.

      Options not yet exercised by a customer for additional years and other extension opportunities included in contracts are included in unfunded backlog. Contract backlog does include pre-negotiated options to continue existing contracts. Changes in our contract backlog calculation result from additions for future revenues as a result of the execution of new contracts or the extension or renewal of existing contracts, reductions as a result of completing contracts, reductions due to early termination of contracts, and adjustments due to changes in estimates of the revenues to be derived from previously included contracts. Estimates of future revenues from contract backlog are by their nature inexact and the receipt and timing of these revenues are subject to various contingencies, many of which are outside of our control. The table below shows the value of our funded and unfunded contract backlog as of September 30, 2004, 2003, and 2002, respectively.

	September 30,

	2004	2003	2002

	(In millions)
Backlog:
Funded	$161	$107	$72
Unfunded	1,793	1,435	1,431

Total	$1,954	$1,542	$1,503

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

      The amount of our proposal backlog that ultimately may be realized as revenues depends upon our success in the competitive proposal process, and on the receipt of tasking and associated funding under the ensuing contracts. We will not be successful in winning contract awards for all of the proposals that we submit to potential customers. Our past success rates for winning contract awards from our proposal backlog should not be viewed as an indication of our future success rates. The table below shows the value of our proposal backlog as of September 30, 2004, 2003, and 2002, respectively.

	September 30,

	2004	2003	2002

	(In millions)
In-process	$56	$31	$168
Submitted	425	397	372

Total	$481	$428	$540

Seasonality and Cyclicality

      We believe that our business may be subject to seasonal fluctuations. The federal government’s fiscal year end (i.e., September 30) can trigger increased purchase requests from our customers for equipment and materials. Any increased purchase requests we receive as a result of the federal government’s fiscal year end would serve to increase our fourth quarter revenues but will generally decrease profit margins for that quarter, as these activities typically are not as profitable as our normal service offerings. In addition, expenditures by our customers tend to vary in cycles that reflect overall economic conditions as well as budgeting and buying patterns. Our revenue has in the past been, and may in the future be materially affected by a decline in the defense budget or in the economy in general. Such future declines could alter our current or prospective customers’ spending priorities or budget cycles which has the affect of extending our sales cycle.

Corporate Culture

      Employees and Recruiting. We strive to create organizational culture that promotes excellence in job performance, respect for the ideas and judgment of our colleagues and recognition of the value of the unique skills and capabilities of our professional staff. We seek to attract highly qualified and ambitious staff. We strive to establish an environment in which all employees can make their best personal contribution and have the satisfaction of being part of a unique team. We believe that we have in the past successfully attracted and retained highly skilled employees because of the quality of our work environment, the professional challenges of our assignments, and the financial and career advancement opportunities we make available to our staff.

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

      As of September 30, 2004, we had 1,880 employees, of which 1,730 were full-time, 56 half-time, and 94 part-time employees. Over 70% of our employees have federal government security clearances. Approximately 5% of our employees have Ph.D.’s, approximately 34% have masters degrees, and approximately 65% of our employees have undergraduate degrees. We also use consultants from time to time for technical work, promotional activities, and proposal preparation. We believe that our relationship with our employees is good. None of our employees are covered by a collective bargaining agreement.

      Our facilities include laboratory facilities at locations in Chicago, Illinois; Annapolis, Maryland; West Conshohocken, Pennsylvania; Lanham, Maryland; Geneva, Illinois; Huntsville, Alabama; Rome, New York; and Albuquerque, New Mexico, where we provide our engineers and scientists with advanced tools to research and apply new technologies to issues of national significance.

Our Customers

      During the fiscal year ended September 30, 2004, we derived approximately 98% of our revenue from contracts with various agencies or departments of the federal government. Of our total revenue, we derived 91% from contracts with the U.S. Department of Defense. On a pro forma basis, for the fiscal year ended September 30, 2003, approximately 98% of our revenue was from contracts with the federal government, and 95% was derived from contracts with the U.S. Department of Defense. The balance of our revenue was from a variety of commercial customers, U.S. state and local governments and foreign governments. We derived less than 1% of our revenues from international customers in the fiscal years ended September 30, 2004, 2003, and 2002. The table below shows revenues, by customer, for fiscal years 2004, 2003, and 2002, respectively:

	For the Year Ended September 30,

	2004		2003		2002

			Pro Forma		Pro Forma
	Revenue		Revenue		Revenue

	(In millions)
U.S. Department of Defense (DoD)	$245	91%	$202	95%	$182	90%
Other U.S. Federal, state, and local governments	19	7	7	3	16	8
Commercial and international	6	2	4	2	4	2

	$270	100%	$213	100%	$202	100%

Competition

      Our industry is very competitive. In most significant federal government procurements, we compete with much larger, well-established companies, as well as a number of smaller companies. They include Booz-Allen Hamilton, Computer Sciences Corporation, Science Applications International Corporation, Litton Industries, Sverdrup, Battelle Memorial Institute, Lockheed Martin Corporation, Northrop Grumman Corporation, and Mitretek Systems, Inc. In the commercial arena, we compete most often with smaller, but highly specialized technical companies, as well as a number of larger companies. They include CRIL Technology, Tadiran Communications Ltd., Spectrocan, Orthstar Incorporated, and Elite Electronic Engineering.

      In most cases, government contracts for which we compete are awarded based on a competitive process. We believe that in general, the key factors considered in awarding contracts are:

•	technical capabilities and approach;

•	quality of the personnel, including management capabilities;

•	successful past contract performance; and

•	price.

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

S Corporation Status

      The Internal Revenue Code provides that a corporation that meets certain requirements may elect to be taxed as an S corporation for federal income tax purposes. These requirements provide that an S corporation may only have:

•	one class of stock;

•	up to 75 shareholders; and

•	certain types of shareholders, such as individuals, trusts and some tax-exempt organizations, including ESOPs.

      Since the ESOP (which counts as one shareholder for S corporation purposes) is our only stockholder, we currently meet the requirements to be taxed as an S corporation.

      Alion filed an election with the IRS to be treated as an S corporation under the Internal Revenue Code. The election was accepted and became effective on October 11, 2001. An S corporation, unlike a C corporation, generally does not pay federal corporate income tax on its net income. Rather, such income is allocated to the S corporation’s shareholders. Shareholders must take into account their allocable share of income when filing their income tax returns. An ESOP is a tax-exempt entity and does not pay tax on its allocable share of S corporation income. Because neither we nor the ESOP should be required to pay federal corporate income tax, we expect to have substantially more cash available to repay our debt and invest in our operations than we would if Alion were to be taxed as a C corporation.

      Many states follow the federal tax treatment of S corporations. In some states, Alion is subject to different tax treatment for state income tax purposes than for federal income tax purposes. The Company and its subsidiaries operate in several states where we are subject to state income taxes. The Company is also subject to other taxes such as franchise and business taxes in certain jurisdictions.

      The Company’s wholly-owned operating subsidiaries are qualifying subchapter S subsidiaries. For federal income tax purposes, these subsidiaries are consolidated into Alion’s federal income tax returns.

      Under a provision of the Internal Revenue Code, significant penalties can be imposed on a subchapter S employer which maintains an ESOP (i) if the amount of ESOP stock allocated to certain “disqualified persons” exceeds certain statutory limits or (ii) if disqualified persons together own 50% or more of the company’s stock. For this purpose, a “disqualified person” is generally someone who owns 10% or more of the subchapter S employer’s stock (including deemed ownership through stock options, warrants, stock appreciation rights, or SARs, phantom stock, and similar rights). The KSOP, the SAR plan and the phantom stock plan include provisions designed to prohibit allocations in violation of these Internal Revenue Code limits. We expect never to exceed the 50% limit. Apart from the warrants representing approximately 38% of our common stock that were issued to IITRI at the closing of the Transaction (and subsequently transferred to the Illinois Institute of Technology), no one person is expected to hold ownership interests representing more than 5% of Alion.

Business Development and Promotional Activities

      We primarily promote our contract research services by meeting face-to-face with customers or potential customers, by obtaining repeat work from satisfied customers, and by responding to requests for proposals, referred to as RFPs, and international tenders that our customers and prospective customers publish or direct to our attention from time to time. We use our knowledge of and experience with federal government procurement procedures, and relationships with government personnel, to help anticipate the issuance of RFPs or tenders and to maximize our ability to respond effectively and in a timely manner to these requests. We use our resources to respond to RFPs and tenders that we believe we have a good opportunity to win and that represent either our core research fields or logical extensions to those fields for new research. In responding to an RFP or tender, we draw on our expertise in our various business areas to reflect the technical skills we could bring to the performance of that contract.

      Our technical staff is an integral part of our promotional efforts. They develop relationships with our customers over the course of contracts that can lead to additional work. They also become aware of new research opportunities in the course of performing tasks on current contracts.

      We hold weekly company-wide business development meetings to review specific proposal opportunities and to agree on our strategy in pursuing these opportunities. At times we also use independent consultants for promoting business, developing proposal strategies and preparing proposals.

      We spent approximately $0.4 million on internal research and development in fiscal year 2004, and, on a pro forma basis, approximately $0.2 million and $0.6 million in fiscal years 2003 and 2002, respectively. This is in addition to the substantial research and development activities that we have undertaken on projects funded by our customers. We believe that actively fostering an environment of innovation is critical to our future success in that it allows us to be proactive in addressing issues of national concern in public health, safety, and national defense.

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

Foreign Operations

      In fiscal years 2004 and 2003, nearly 100% of the Company’s revenue was derived from services provided under contracts with U.S.-based customers. The Company treats revenues resulting from U.S. government customers as sales within the United States regardless of where the services are performed.

Company Information Available on the Internet

      The Company’s internet address is www.alionscience.com. The Company makes available free of charge through its internet site, via a hyperlink to the U.S. Securities and Exchange Commission EDGAR filings web site, its annual report on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, or the “Exchange Act,” as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission.

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

      Our business, financial condition and results of operations may be affected by various economic factors. Unfavorable economic conditions may make it more difficult for us to maintain and continue our revenue growth. In an economic recession, or under other adverse economic conditions, customers and vendors may be more likely to be unable to meet contractual terms or their payment obligations. A decline in economic conditions may have a material adverse effect on our business.

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

We incurred a significant amount of debt in order to complete the IITRI acquisition and through subsequent debt refinancing, which may limit our operational flexibility and negatively affect the value of your investment in the ESOP component.

      In order to complete the acquisition of IITRI’s assets, we incurred a substantial amount of indebtedness. On August 2, 2004, we refinanced the Company which makes available approximately $180 million of debt financing which may be used to fund future acquisitions, refinance existing debt, and provide working capital. Our consolidated debt was approximately $103.2 million at September 30, 2004. We do not have extensive experience in functioning as a highly leveraged company.

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

      These factors will also affect our ability in the future to meet our obligations related to the put rights associated with the warrants and to our repurchase obligations under the KSOP. We also have significant debt obligations which become due in 2009 and 2010.

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

      Approximately 98% of our revenues for fiscal year 2004 were derived from contracts with the federal government. Contracts with the U.S. Department of Defense accounted for approximately 91%, and contracts with other government agencies accounted for approximately 7%, of our total revenues in fiscal year 2004. On a pro forma basis for fiscal year 2003, contracts with the U.S. Department of Defense accounted for approximately 95% of our revenues, and contracts with other government agencies accounted for approximately 3% of our revenues. We expect that government contracts are likely to continue to account for a significant portion of our revenues in the future. A significant decline in government expenditures, or a shift of expenditures away from government programs that we support, could cause a decline in our revenues.

The failure by Congress to approve budgets timely for the federal agencies we support could delay or reduce spending and cause us to lose revenue.

      On an annual basis, Congress must approve budgets that govern spending by each of the federal agencies we support. When Congress is unable to agree on budget priorities, and thus is unable to pass the annual budget on a timely basis, then Congress typically enacts a continuing resolution. A continuing resolution allows government agencies to operate at spending levels approved in the previous budget cycle. When government agencies must operate on the basis of a continuing resolution it may delay funding we expect to receive from clients on work we are already performing and will likely result in any new initiatives being delayed, and in some cases being cancelled, both of which may adversely affect our business.

Historically, a few contracts have provided us with most of our revenues, and if we do not retain or replace these contracts our operations will suffer.

      The following five large federal government contracts accounted for approximately 61% of our revenues for the fiscal year ended September 30, 2004:

1.	Information Technology Services for General Services Administration — U.S. Department of Defense (18%);

2.	Joint Spectrum Center Engineering Support Services for the U.S. Department of Defense Joint Spectrum Center (18%);

3.	Modeling and Simulation Information Analysis Center for the U.S. Department of Defense — Defense Information Systems Agency (13%);

4.	Modeling and Simulation for the U.S. Department of Defense — Defense Logistics Agency (7%); and

5.	Subcontract (to Parsons Corporation) for decommissioning and demilitarization services to the U.S. Army’s Newport Chemical Agent Disposal Facility (5%).

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

      Any costs we incur before the execution of a contract or contract renewal are incurred at our risk, and it is possible that the customer will not reimburse us for these pre-contract costs. At September 30, 2004, we had pre-contract costs of $2.0 million. While such costs were associated with specific anticipated contracts and we believe their recoverability from such contracts is probable, we cannot be certain that contracts or contract renewals will be executed or that we will recover the related pre-contract costs.

If we do not accurately estimate the expenses, time and resources necessary to satisfy our contractual obligations, our profit will be lower than expected.

      Cost-reimbursement contracts provided approximately 59% of our revenues for the fiscal year ended September 30, 2004, 62% of our pro forma revenues for the fiscal year ended September 30, 2003 and 60% of our pro forma revenues for the fiscal year ended September 30, 2002. Fixed-price contracts provided approximately 16% of our revenues for fiscal year 2004, and 16% of our pro forma revenues for the fiscal year ended September 30, 2003, and 18% of our pro forma revenues for the fiscal year ended September 30, 2002.

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

Our operating margins and operating results may suffer if cost-reimbursement contracts increase in proportion to our total contract mix.

      In general, cost-reimbursement contracts are the least profitable of our contract types. Our government customers typically determine what type of contract will be awarded to us. Cost-reimbursement contracts accounted for 59%, 62%, and 60% of our revenue for fiscal 2004, pro forma revenue for fiscal 2003, and pro forma revenue for fiscal 2002, respectively. To the extent that we enter into more or larger cost-reimbursement contracts in proportion to our total contract mix in the future, our operating margins and operating results may suffer.

If the volume of services we provide under fixed-price contracts decreases in total or as a proportion of our total business, or if profit rates on these contracts decline, our operating margins and operating results may suffer.

      We have historically earned higher relative profits on our fixed-price contracts. Fixed-price contracts accounted for 16%, 16%, and 18% of our revenue for fiscal 2004, pro forma revenue for fiscal 2003, and pro forma revenue for fiscal 2002, respectively. If the volume of services we deliver under fixed-price contracts decreases, or shifts to other types of contracts, our operating margins and operating results may suffer. Furthermore, we cannot assure you that we will be able to maintain our historic levels of profitability on fixed-price contracts in general.

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

      As of September 30, 2004, we have approximately one hundred U.S. Department of Defense (DoD) classified contracts that require the Company to maintain facility security clearances at our fifteen sites. Approximately 1,400 of our employees hold security clearances to enable performance on these classified contracts. Each cleared facility has a Facility Security Officer and Key Management Personnel whom the DoD-Defense Security Service requires to be cleared to the level of the facility security clearance. In addition to these clearances, individual employees are selected to be cleared, based on the task requirement of the specific classified contract, for their technical, administrative or management expertise. Once the security clearance is granted, the employee is allowed access to the classified information on the contract based on the clearance and need to know for the information within the contract. Protection of classified information with regard to a classified contract is paramount. Loss of a facility clearance or an employee’s inability to obtain and/or maintain a security clearance could result in a government customer terminating an existing contract or choosing not to renew a contract upon its expiration. If we cannot maintain or obtain the required security clearances for our facilities or our employees, or if these clearances are not obtained in a timely manner, we may be unable to perform on a contract. Lack of required clearances could also impede our ability to bid on or win new contracts, which may result in the termination of current research activities. Termination of current research activities may damage our reputation and our revenues would likely decline.

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

Our employees may engage in misconduct or other improper activities, which could harm our business.

      We are exposed to the risk that employee fraud or other misconduct could occur. Misconduct by employees could include intentional failures to comply with federal government procurement regulations, engaging in unauthorized activities, seeking reimbursement for improper expenses or falsifying time records. Employee misconduct could also involve the improper use of our customers’ sensitive or classified information, which could result in regulatory sanctions against us and serious harm to our reputation. It is not always possible to deter employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in controlling unknown or unmanaged risks or losses, which could harm our business.

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

      Our credit facility contains covenants that limit or restrict, among other things, our ability to borrow money outside of the amounts committed under the credit facility, make other restricted payments, sell or otherwise dispose of assets other than in the ordinary course of business, or make acquisitions, in each case without the prior written consent of our lenders. Our credit facility also requires us to maintain specified financial covenants relating to the interest coverage and maximum debt coverage. Our ability to satisfy these financial ratios can be affected by events beyond our control, and we cannot assure ourselves that we will meet these ratios. Default under our credit facility could allow the lenders to declare all amounts outstanding to be immediately due and payable. We have pledged substantially all of our assets, to secure the debt under our credit facility. If the lenders declare amounts outstanding under the credit facility to be due, the lenders could proceed against those assets. Any event of default, therefore, could have a material adverse effect on our business if the creditors determine to exercise their rights. We also may incur future debt obligations that might subject us to restrictive covenants that could affect our financial and operational flexibility, or subject the company to other events of default. Any such restrictive covenants in any future debt obligations the company incurs could limit our ability to fund our business operations or expand our business.

      From time to time we may require consents or waivers from our lenders to permit actions that are prohibited by our credit facility. If, in the future, our lenders refuse to provide waivers of our credit facility’s restrictive covenants and/or financial ratios, then we may be in default under the terms of the credit facility, and we may be prohibited from undertaking actions that are necessary or desirable to maintain and expand its business.

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

      Our principal operating facilities are located in Chicago, Illinois and McLean, Virginia, and consist of approximately 49,231 square feet and 21,573 square feet of office space, respectively, held under leases. We also lease an additional 34 office facilities totaling approximately 482,125 square feet. Of these, our largest offices are located in Fairfax, Virginia; Washington, DC; Hampton, Virginia; West Conshohocken, Pennsylvania; Huntsville, Alabama; Rockville, Maryland; Annapolis, Maryland; Waldorf, Maryland; Lanham, Maryland; Orlando, Florida; Rome, New York; Fairborn, Ohio; O’ Fallon, Illinois; Mt. Clements, Michigan; Charlottesville, Virginia; Warren, Michigan; Ishpeming, Michigan; King George County, Virginia; San Diego, California; Albuquerque, New Mexico; Los Alamos, New Mexico; Naperville, Illinois; and two in Alexandria, Virginia.

      We lease twelve laboratory facilities totaling 119,872 square feet, for research functions in connection with the performance of our contracts. Of these, our largest laboratories are located in Geneva, Illinois; Lanham, Maryland; Annapolis, Maryland; West Conshohocken, Pennsylvania; Huntsville, Alabama; Rome, New York; Orlando, Florida; and three in Chicago, Illinois. The lease terms are annual, varying from one to eight years, and are generally at market rates.

      Aggregate average monthly base rental expense for fiscal year 2004 was $953,120 and, on a pro forma basis, the aggregate average monthly base rental expense for fiscal year 2003 was $667,043.

      We periodically enter into other lease agreements that are, in most cases, directly chargeable to current contracts. These obligations are usually either covered by currently available contract funds or cancelable upon termination of the related contracts.

      All leased space is considered to be adequate for the operation of our business, and no difficulties are foreseen in meeting any future space requirements.

Item 3.	Legal Proceedings

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

      No matters were submitted to the vote of security holders for the fourth quarter of the fiscal year ended September 30, 2004.

PART II

Item 5.	Market for Registrant’s Common Stock and Related Stockholders Matters

      There is no established public trading market for Alion’s common stock. As of September 30, 2004, the ESOP was the only holder of our common stock.

      In September 2004, the Company raised approximately $1.5 million in cash through a private placement of its common stock. The Company sold 87,971 shares to the ESOP Trust at $16.56 per share and 4,957 shares at $19.94 per share. The Company issued an additional 108,395 shares to the ESOP Trust, at

$19.94 per share as a contribution to the KSOP Plan. The shares of stock were offered pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

Dividend Policy

      Unlike regular C corporations, S corporations do not pay “dividends.” Rather, S corporations make “distributions.” Use of the term “distributions” in this context is unrelated to the term when used in the context of our repurchase obligations under the KSOP. To avoid confusion, when referring to a distribution that would constitute a dividend in a C corporation, we will use the term distribution/dividend. We do not expect to pay any distributions/dividends. We currently intend to retain future earnings, if any, for use in the operation of our business. Any determination to pay cash distributions/dividends in the future will be at the discretion of our board of directors and will be dependent on our results of operations, financial condition, contractual restrictions and other factors our board of directors determines to be relevant, as well as applicable law. The terms of the senior credit facility and the subordinated note prohibit us from paying distributions/dividends without the consent of the respective lenders.

Item 6.	Selected Financial Data

      The following table presents selected historical and pro forma consolidated financial data for Alion or the Selected Operations of IITRI for each of the fiscal years in the five-year period ended September 30, 2004. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and notes to those statements included elsewhere in this annual report. The consolidated operating data for the fiscal years ended September 30, 2004 and 2003 and the consolidated balance sheet data as of September 30, 2004 and 2003 are derived from, and are qualified by reference to, the consolidated financial statements of Alion included elsewhere in this annual report.

      The consolidated operating data for the fiscal years ended September 30, 2002, 2001, and 2000 and the consolidated balance sheet data as of September 30, 2002 and 2001 are derived from and are qualified by reference to, the consolidated financial statements of Selected Operations of IIT Research Institute, included elsewhere in this annual report. The consolidated balance sheet data as of September 30, 2000 is derived from unaudited financial data that is not included in this annual report. The historical consolidated financial information has been carved out from the consolidated financial statements of IITRI using the historical results of operations and bases of assets and liabilities of the portion of IITRI’s business that was sold and gives effect to allocations of expenses from IITRI.

      Alion completed the acquisition of substantially all of the assets and certain of the liabilities of IITRI on December 20, 2002 (the Transaction). The pro forma consolidated data for fiscal years ended September 30, 2003 and 2002, assume that the acquisition had been consummated as of October 1, 2001.

      Our historical consolidated financial information may not be indicative of our future performance and does not necessarily reflect what our financial position and results of operations would have been had we operated as a separate, stand-alone entity during the periods presented.

Selected Financial Data of Alion Science and Technology Corporation

For Years Ended September 30,

						Pro Forma	Pro Forma
	2004(1)	2003(2)	2002(3)	2001(3)	2000(3)	2003(11)	2002(11)

	(In thousands, except share and per share data)
Consolidated Operating Data
Contract revenue	$269,940	$165,917	$201,738	$193,152	$156,137	$213,182	$201,738
Direct contract expenses	196,388	120,559	147,377	140,555	111,122	155,214	147,377
Operating expenses(4)	73,703	46,273	48,488	41,726	39,641	64,842	57,942

Operating income (loss)	(151)	(915)	5,873	10,871	5,374	(6,874)	(3,581)
Other income (expense)(5)	(14,943)	(11,701)	(586)	(1,072)	(694)	(13,847)	(9,652)
Income tax (expense) benefit(6)	(17)	—	(589)	(302)	(398)	(27)	(589)

Net income (loss)(7)	$(15,111)	$(12,616)	$4,698	$9,497	$4,282	$(20,748)	(13,822)

Basic and diluted loss per share	(4.91)	(6.05)
Basic and diluted weighted-average common shares outstanding	3,074,709	2,085,274

Unaudited pro forma as adjusted basic and diluted earnings (loss) per common share(8)						(7.83)	(5.37)

Consolidated Balance Sheet Data at End of Period
Net accounts receivable	$68,949	$42,775	$49,051	$56,095	$56,473
Total assets	188,461	144,754	71,096	76,309	82,702
Current portion of long-term debt	468	5,000	3,330	141	3,646
Long-term debt, excluding current portion	99,631	74,719	1,654	11,886	22,289
Redeemable common stock warrants	20,777	14,762	—	—	—
Long-term deferred gain on sale of building to Illinois Institute of Technology, excluding current portion	—	—	3,523	4,054	—
Other Data
Depreciation and amortization	$13,447	$9,553	$3,447	$3,488	$3,754
Capital expenditures	3,678	1,329	3,643	1,940	2,795
Cash flows provided by (used in):
Operating activities	$5,675	$14,264	$14,713	$7,907	$(5,306)
Investing activities	(23,625)	(61,428)	(4,466)	9,863	(2,967)
Financing activities	22,173	47,652	(9,851)	(17,770)	4,961
Funded contract backlog(9)	161,000	107,000	72,000	67,000	88,000
Unfunded contract backlog(10)	1,793,000	1,435,000	1,431,000	737,000	849,000
Number of employees	1,880	1,604	1,622	1,458	1,334

(1)	On October 31, 2003, Alion acquired 100% of the outstanding shares of Innovative Technologies Solutions Corporation (ITSC) for $4.0 million. The transaction is subject to an earnout provision not-to-exceed $2.5 million. ITSC is a New Mexico corporation with approximately 53 employees, the majority of whom are located in New Mexico. ITSC provides nuclear safety and analysis services to the U.S. Department of Energy (DOE) as well as to the commercial nuclear power industry. As of September 30, 2004, the Company has recorded approximately $3.5 million of goodwill relating to this acquisition.

On February 13, 2004, Alion acquired 100% of the outstanding stock of Identix Public Sector, Inc. (IPS) for $8.0 million in cash. At closing, the Company reimbursed IPS’s parent company $0.9 million for intercompany payables. Subsequent payments totaling approximately $1.7 million for intercompany payables were made in the three successive months following the closing. Per the agreement, a contingent payment of $0.5 million was placed in escrow and may be due from the Company in the future. The payment is contingent on the Company having the opportunity to compete or bid for services on certain government solicitations. While the allocation of purchase price is preliminary, as of September 30, 2004, the Company has recorded approximately $6.1 million of goodwill and approximately $1.1 million of intangible assets relating to this acquisition. Founded in 1980, IPS is based in Fairfax, Virginia and provides program and acquisition management, integrated logistics support, and foreign military support primarily to U.S. Navy customers. IPS, formerly ANADAC, was a wholly-owned subsidiary of Identix Incorporated.

Operating results for these businesses are included in our consolidated totals from the respective dates of acquisitions.

(2)	For historical fiscal year 2003 (October 1, 2002 to September 30, 2003), the operations data presented reflects approximately nine months of Alion operations since the Transaction occurred on December 20, 2002, which was at the end of IITRI’s first quarter of operations for fiscal 2003. During the period October 1, 2002 to December 20, 2002, Alion was organizationally a business shell, operationally inactive until the Transaction occurred.

(3)	Represents consolidated operating and balance sheet data of the Selected Operations of IIT Research Institute which was acquired by Alion on December 20, 2002.

(4)	Operating expenses include (i) non-recurring transaction expenses of approximately $6.7 million and $6.4 million for fiscal years ended September 30, 2003 and 2002, respectively and (ii) non-recurring, conversion and roll-out expenses of approximately $1.5 million for the fiscal year ended September 30, 2003.

(5)	Other income (expense) for the year ended September 30, 2004 includes a gain of approximately $2.1 million on the sale of the Company’s minority interest in Matrics Incorporated. For the years ended September 30, 2004 and 2003, other income (expense) includes approximately $16.8 million and $13.9 million, respectively, in interest-related expense associated with the debt financing (which includes the related change in warrant valuation associated with the change in the share price of Alion stock) resulting from the Transaction. For the year ended September 30, 2000, other income includes a gain of $1.3 million on the sale of land in Annapolis, Maryland and a $0.5 million loss in equity of an affiliate.

(6)	Income tax (expense) benefit primarily relates to income (loss) of our for-profit, wholly-owned subsidiary, HFA prior to HFA becoming a Q-sub beginning on December 21, 2002.

(7)	The decrease in net income for the year ended September 30, 2002, as compared to the year ended September 30, 2001 is primarily attributable to approximately $6.4 million in non-recurring costs (e.g., outside legal, finance, accounting and audit fees) related to the acquisition of the Selected Operations of IITRI.

(8)	IITRI has operated as a non-stock, not-for-profit corporation since its inception. Therefore, prior to 2003, our historical capital structure is not indicative of our current capital structure and, accordingly, historical earnings per share information has not been presented. Pro forma basic and diluted earnings per common share are computed based upon approximately 2.575 million shares of our stock outstanding after closing of the Transaction and completion of the one-time ESOP investment election being reflected as outstanding for the period prior to the closing of the Transaction. As of September 30, 2003, the pro forma basic and diluted earnings per common share are computed based upon approximately 2.65 million weighted average shares outstanding.

(9)	Funded backlog represents the total amount of contracts that have been awarded and whose funding has been authorized minus the amount of revenue booked under the contracts from their inception to date.

(10)	Unfunded backlog refers to the estimated total value of contracts which have been awarded but whose funding has not yet been authorized for expenditure.

(11)	The unaudited pro forma consolidated statements of operations set forth below should be read in connection with, and are qualified by reference to, our consolidated financial statements and related notes, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this annual report. We believe that the assumptions used in the preparation of this unaudited pro forma information provide a reasonable basis for presenting the significant effects directly attributable to the transactions discussed below. The unaudited pro forma consolidated operating data are not necessarily indicative of the results that would have been reported had such events actually occurred on the dates described below, nor are they indicative of our future results. The unaudited pro forma consolidated operating data have been prepared to reflect the following adjustments to our historical results of operations and to give effect to the following transactions as if those transactions had been consummated on October 1, 2001:

•	our incurrence of approximately $96.1 million of debt with detachable warrants to purchase common stock, in connection with the purchase of IITRI’s assets;

•	the acquisition of IITRI’s assets, which was accounted for under the purchase method of accounting; and

•	the purchase of our common stock for approximately $25.8 million by the ESOP Trust.

ALION SCIENCE AND TECHNOLOGY CORPORATION

Unaudited Pro Forma Consolidated Statements of Operations

For the Years Ended September 30, 2003 and 2002

	Year Ended September 30, 2003						Year Ended September 30, 2002

	Selected						Selected
	Operations						Operations
	of IITRI	Alion	Pro Forma				of IITRI	Pro Forma
	Historical	Historical	Adjustments		Pro Forma		Historical	Adjustments		Pro Forma

	(In thousands, except per share information)
Contract revenue	$47,265	$165,917			$213,182		$201,738			$201,738
Direct contract expense	34,655	120,559			155,214		147,377			147,377

Gross profit	12,610	45,358			57,968		54,361			54,361

Operating expenses:
Indirect contract expense	2,568	8,685			11,253		11,153			11,153
Research and development	36	177			213		575			575
General and administrative	4,732	19,909	29	(1)	24,670		19,093	126	(1)	19,219
Stock-based and deferred compensation	—	856			856		—			—
Non-recurring transaction expense	6,000	726			6,726		6,361			6,361
Rental and occupancy expense	2,089	6,892	112	(2)	9,093		7,796	483	(2)	8,279
Depreciation and amortization	886	9,553	(474	)(3)	12,436		3,447	(1,953	)(3)	12,201
			2,471	(4)				10,707	(4)
Bad debt expense (recovery)	120	(525)			(405)		154			154

Total operating expenses	16,431	46,273			64,842		48,579			57,942

Operating income (loss)	(3,821)	(915)			(6,874)		5,782			(3,581)
Other income (expense):
Interest income	22	21			43		40			40
Interest expense	(51)	(11,724)	(1,685	)(5)	(13,869)		(563)	(7,298	)(5)	(9,629)
			(106	)(6)				(459	)(6)
			(303	)(7)
Other	(23)	2			(21)		(63)			(63)

Income (loss) before income taxes	(3,873)	(12,616)			(20,721)		5,196			(13,233)
Income tax expense	(27)	—			(27)		(589)			(589)

Net income (loss)	$(3,900)	$(12,616)			$(20,748)		$4,607			$(13,822)

Basic and diluted (loss) per share					$(7.83	)(8)				$(5.37	)(8)
Basic and diluted weighted average common shares outstanding					2,649	(8)				2,575	(8)

See accompanying notes to unaudited pro forma consolidated statements of operations.

(1)	Represents Alion board of director expenses and interest expense on the $0.9 million note due to officer under terms of a compensation agreement, net of estimated fair value of detachable warrants.

(2)	Represents the elimination of the amortization of the deferred gain related to the sale of real estate during the year ended September 30, 2001.

(3)	Reversal of IITRI’s historical amortization expense related to pre-acquisition goodwill.

(4)	Under the provisions of SFAS No. 141,“Business Combinations”, the Transaction purchase price was allocated between net tangible assets, the value attributed to identifiable intangible assets (purchased contracts) and goodwill. For purposes of the pro forma consolidated statements of operations, the excess purchase price over the identifiable net assets acquired is considered to be goodwill with an indefinite life and therefore is not amortizable. The estimated value of $30.6 million attributed to intangible assets has an estimated useful life of three years and has been amortized accordingly using the straight-line method in the pro forma statements of operations. Additionally, an estimated value of approximately $1.5 million was assigned to a single lot of non-capitalized assets (e.g., office furnishings, laptop computers, etc.). This asset has an estimated useful life of three years and has been amortized accordingly using the straight-line method in the pro forma statement of operations.

(5)	Represents interest expense on approximately $96.1 million of debt, utilizing a weighted average interest factor of approximately 8.1% per year, issued to finance the Transaction. The senior term note is a variable rate note that is indexed to the prime rate. The prime rate used for the weighted average interest rate calculation was 4.25%.

(6)	Represents amortization of debt issuance costs under the effective interest method over the life of the senior term note of five years.

(7)	Represents accretion of long-term debt to face value over the term of the debt using the effective interest method. Discount to debt reflects estimated fair value of detachable warrants of $10.3 million.

(8)	Our historical capital structure is not indicative of our current structure, and accordingly, historical earnings per share information has not been presented. For the fiscal year ended September 30, 2003, unaudited pro forma basic and diluted loss per share of common stock has been calculated in accordance with the rules for initial public offerings. These rules require that the weighted average share calculation give retroactive effect to any changes in our capital structure. Accordingly, pro forma weighted average shares assume the approximately 2.575 million shares issued by Alion after completion of the initial one-time ESOP investment on December 20, 2002, were outstanding for the entire period presented.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of Alion’s financial condition and results of operations should be read together with the consolidated financial statements and the notes to those statements included elsewhere in this annual report. This discussion contains forward-looking statements about our business and operations that involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of the “Risk Factors” described beginning on page 18, and elsewhere in this annual report.

About This Management’s Discussion and Analysis

      The discussion and analysis that follows is organized to:

•	provide an overview of our business;

•	explain the year-over-year trends in our results of operations;

•	describe our liquidity and capital resources; and,

•	explain our critical accounting policies.

Overview

Pro Forma Comparisons of Results of Operations

      As described in the notes to the accompanying consolidated financial statements, Alion completed the acquisition of substantially all of the assets and certain of the liabilities of IIT Research Institute on

December 20, 2002 (the Transaction), the last day of the Company’s first interim period for the fiscal year ended September 30, 2003. The following discussion and analysis of results of operations relates to the results of operations for the fiscal year ended September 30, 2004 and for the pro forma results of operations for the fiscal years ended September 30, 2003 and September 30, 2002, as if the IITRI acquisition had been consummated on October 1, 2001.

      We apply our scientific and engineering expertise to research and develop technological solutions for problems relating to national defense, public health and safety, and nuclear safety and analysis. We provide our research and development and engineering services primarily to agencies of the federal government, but also to state, local and foreign governments as well as commercial customers both in the U.S. and abroad. Our revenues increased 26.6%, 5.7%, and 4.4% for the fiscal years ended September 30, 2004, 2003, and 2002, respectively, through a combination of internal growth and acquisitions. The following table reflects, for each fiscal year indicated, summary results of operations and contract backlog data:

	For the Years Ended September 30,

		Pro Forma	Pro Forma
	2004	2003	2002

	(In millions)
Revenue	$269.9	$213.2	$201.7

Net loss	(15.1)	(20.7)	(13.8)

Contract Backlog:
Funded	161	107	72
Unfunded	1,793	1,435	1,431

Total	$1,954	$1,542	$1,503

      We contract primarily with the federal government. We expect most of our revenues to continue to come from government contracts and we expect that most of these contracts will be with the U.S. Department of Defense. The balance of our revenue comes from a variety of commercial customers, state and local governments, and foreign governments. The following table reflects, for each fiscal year indicated, the percentage of the Company’s revenue derived from each of its major types of customers:

	For the Years Ended
	September 30,

	2004	2003	2002

U.S. Department of Defense (DoD)	91%	95%	90%
Other Federal Civilian Agencies	7	3	8
Commercial/ State and Local Government/ International	2	2	2

Total	100%	100%	100%

      We intend to expand our research offerings in commercial and international markets; however, the expansion, if any, will be incremental. Revenues from commercial/ state and local government/ international research together amounted to approximately 2%, of total revenues in each of fiscal years 2004, 2003, and 2002, respectively. We derive our international revenue from spectrum management research and software tools and our locomotive simulation and training services to foreign governmental customers.

      Most of our revenue is generated based on services provided either by our employees or subcontractors. To a lesser degree, the revenue we earn includes reimbursable travel and other items to support the contractual effort. Thus, once we win new business, the key to delivering the revenue is through hiring new employees to meet customer requirements, retaining our employees, and ensuring that we deploy them on direct-billable jobs. Therefore, we closely monitor hiring success, attrition trends, and direct labor utilization. A key challenge in growing our business is to hire enough employees with appropriate security clearances. Since we earn higher profits from the labor services that our employees provide compared with subcontracted efforts and other reimbursable items such as hardware and software purchases for customers, we seek to optimize our labor content on the contracts we win.

      The table below provides a summary of annual revenues by significant contracts performed by the Company.

Summary of Annual Revenues by Customer/ Government Agency

				Percentage of
		Primary Core	FY04 Annual	FY04 Annual
Sponsor/Government Agency	Title	Business Area*	Revenue	Revenue

			(In thousands)
Department of Defense - Joint Spectrum Center	Joint Spectrum Center Engineering Support Services	Wireless Communications	$49,477	18%
General Services Administration	Information Technology Services - U.S. Department of Defense	Information Technology	$48,588	18%
Department of Defense - Defense Information Systems Agency	Modeling and Simulation Information Analysis Center	Modeling and Simulation	$35,136	13%
Department of Defense - Defense Logistics Agency	Modeling and Simulation	Modeling and Simulation	$18,895	7%
Department of Defense - Army (subcontractor to Parsons Corporation)	Newport Chemical Agent Disposal Facility	Chemical and Biodefense	$12,870	5%

Subtotal			$164,966	61%
Other Sponsors/ Agencies			$104,970	39%

Total Revenues			$269,936	100%

*	The total annual revenue identified with a sponsor/government agency may include revenue within multiple business areas. The primary core business area is the single largest business area with the sponsor/government agency.

      Our revenues and our operating margins are affected by, among other things, our mix of contract types (e.g., cost-reimbursement, fixed-price, and time-and-material). Significant portions of our revenues are generated by services performed on cost-reimbursement contracts under which we are reimbursed for approved costs, plus a fee, which reflects our profit on the work performed. We recognize revenue on cost-reimbursement contracts based on actual costs incurred plus a proportionate share of the fees earned. We also have a number of fixed-price government contracts. We use the percentage-of-completion method to recognize revenue on fixed-price contracts. These contracts involve higher financial risks, and in some cases higher margins, because we must deliver the contracted services for a predetermined price regardless of our actual costs incurred in the project. Our failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract may reduce the overall fee on the contract or cause a loss. Under time-and-material contracts, labor and related costs are reimbursed at negotiated, fixed hourly rates. Revenue on time-and-material contracts is recognized at contractually billable rates as labor hours and direct expenses are incurred. The following table summarizes the percentage of revenues attributable to each contract type for the periods indicated.

	For the Year Ended September 30,

Contract Type	2004		Pro Forma 2003		Pro Forma 2002

Cost-reimbursement	$160	59%	$133	62%	$121	60%
Fixed-price	44	16	34	16	37	18
Time-and-material	66	25	46	22	44	22

Total	$270	100%	$213	100%	$202	100%

      For the three years ended September 30, 2004, 2003, and 2002, the percentage distribution among these three types of contracts has remained relatively constant. Nonetheless, the percentage distribution reflects, to some extent, the increased use by governmental procuring agencies of General Services Administration Schedules which usually involve an increased number both of time-and-material and fixed-price orders.

      Our objective is to continue to grow by capitalizing on our highly educated work force and our established position in our core research fields, and by synergistic acquisitions. From 1998 through September 30, 2004, the Company and its predecessor, IITRI, completed the following six acquisitions:

•	In September 1998, we acquired Human Factors Applications, Inc. (HFA), a supplier of ordnance and explosive waste remediation services. HFA has core competencies in demilitarization, de-mining, environmental remediation, explosion sciences, ordnance management, and training.

•	In May 1999, we acquired EMC Science Center, Inc. which has technical expertise in electromagnetic environmental effects research and training, and an analytical laboratory.

•	In February 2000, we completed our acquisition of AB Technologies, Inc. which specializes in defense operations research, training-related modeling and simulation, education and training support, complex problem analysis, and military policy development for the federal government.

•	In May 2002, we acquired Daedalic, Inc., which develops modeling and simulation software for large-scale vehicle and air mobility operations.

•	In October 2003, we completed the acquisition of Innovative Technology Solutions Corporation (ITSC) which provides nuclear safety and analysis services for the U.S. Department of Energy (DOE) and the commercial nuclear power industry.

•	In February 2004, we completed the acquisition of Identix Public Sector, Inc. (IPS) which provides program management and acquisition management services, integrated logistics support, and foreign military support primarily to U.S. Navy customers.

      Except for HFA, which is a separately operated wholly-owned subsidiary, we have fully integrated these acquired entities into our research base and capabilities, enabling us to expand our research offerings for our government and commercial customers. Management believes that synergistic acquisitions like these provide several potential benefits to our organization and the public in that they:

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

Results of Operations

      For fiscal years ended September 30, 2004, 2003 and 2002, the Transaction had two significant impacts on net income: first, the value assigned to the purchased contracts are amortized on a straight-line basis over three years resulting in approximately a $10.5 million, non-cash expense per year, and second, there are two additional expense categories that appear on the operating statements: non-recurring third party transaction expenses (e.g. outside legal, finance, accounting and audit fees of approximately $6.7 million for fiscal year 2003 and approximately $6.4 million for fiscal year 2002) and the interest-related expense associated with the debt financing which includes the related change in warrant valuation associated with change in share price of Alion common stock of approximately $16.8 million, $13.9 million, and $9.6 million for the fiscal years ended September 30, 2004, 2003, and 2002, respectively.

Year Ended September 30, 2004 Compared to Pro Forma Year Ended September 30, 2003

      For purposes of comparability, the table below reflects the relative financial impact of the ITSC and IPS acquisitions as they relate to the financial performance of Alion for the fiscal year ended September 30, 2004 compared to the pro forma financial performance for fiscal year ended September 30, 2003. The discussion of the results of operations will include references to the financial information shown in the table below in conjunction with the consolidated financial statements of Alion provided elsewhere in this document. The financial information provided in the table is based on estimates from Alion management.

•	We completed the acquisition of ITSC on October 31, 2003. ITSC is a New Mexico corporation that had approximately 53 employees, the majority of whom were located in New Mexico. ITSC provides nuclear safety and analysis services to the U.S. Department of Energy (DOE) as well as to the commercial nuclear power industry.

•	We completed the acquisition of IPS on February 13, 2004. IPS is based in Fairfax, Virginia. IPS provides program and acquisition management, integrated logistics support, and foreign military support primarily to U.S. Navy customers.

						Pro Forma Year
	Year Ended September 30, 2004					Ended
						September 30,
					Consolidated	2003
					Operations of
	Consolidated			Acquired	Alion Less the	Consolidated
	Operations of	ITSC	IPS	Operations	Acquired	Operations of
Financial Information	Alion	Operation*	Operation*	(ITSC and IPS)	Operations	Alion

						(In thousands)
	(In thousands)
Total revenue	$269,940	$9,437	$18,921	$28,359	$241,581	$213,182
Material and subcontract revenue	70,328	3,044	8,421	11,465	58,863	43,391
Total direct contract expenses	196,388	7,336	12,152	19,488	176,900	155,214
Major components of direct contract expense
Direct labor cost	119,999	4,172	3,934	8,106	111,894	105,469
Other direct cost (ODC)	8,109	209	43	252	7,857	7,617
Material and subcontract (M&S) cost	68,280	2,955	8,175	11,131	57,149	42,128
Gross profit	73,552	2,101	3,195	5,296	68,256	57,968
Total operating expense	73,703	2,352	2,020	4,372	69,331	64,842
Major components of operating expense
Indirect personnel and facilities	28,637	1,532	674	2,206	26,431	20,346
Non-recurring Transaction expense	—	—	—	—	—	6,726
General and administrative	28,116	734	1,116	1,850	26,266	24,670
Stock-based and deferred compensation	2,513	—	—	—	2,513	856
Depreciation and amortization	13,448	86	231	317	13,131	12,436
Income (loss) from operations	(151)	(250)	1,174	924	(1,075)	(6,874)
Other income and expense	(14,943)	—	—	—	(14,943)	(13,847)
Income tax benefit/ (expense)	(17)	—	—	—	(17)	(27)
Net income (loss) from operations	$(15,111)	$(250)	$1,174	$924	$(16,035)	$(20,748)

*	The operations of the acquired entities, ITSC and IPS, have been fully integrated within Alion on a consolidated basis. The financial information attributed to these entities are the estimates of management.

      Contract Revenues. Revenues increased $56.7 million, or 26.6%, to $269.9 million for the year ended September 30, 2004, from $213.2 million for the year ended September 30, 2003. The $56.7 million increase is attributable to the following:

•	Revenue generated by the activities of acquired operations	$28.3 million
•	Revenue generated primarily by work performed under Company contracts that were in existence during the prior year	$28.4 million
	Total:	$56.7 million

      For the year ended September 30, 2004, our performance of additional work under Company contracts that were in existence during the prior year includes an increase in our decommissioning and demilitarization support services to the U.S. Army’s Newport Chemical Agent Disposal Facility (NECDF) under a subcontract to Parsons Infrastructure and Technology Group, Inc. that accounted for approximately $4.2 million of increased revenue, while our continued support to the Department of Defense Joint Spectrum Center (JSC) accounted for approximately $4.1 million of increased revenue. The Modeling and Simulation Information Analysis Center (MSIAC) contract to the Department of Defense accounted for approximately $3.5 million of the revenue increase.

      As a component of revenue, material and subcontract (M&S) revenue increased approximately $26.9 million, or 62.1%, to $70.3 million for the year ended September 30, 2004 from $43.4 million for the year ended September 30, 2003. As a percentage of revenue, M&S revenue was 26.0% for the fiscal year ended September 30, 2004 as compared to 20.4% for the year ended September 30, 2003. The increase in M&S revenue content can be attributed to two factors: 1) the M&S revenue of the acquired operations was approximately $11.5 million, or 40.5% of total acquired revenue, and 2) the M&S revenue content performed under existing contracts increased to approximately 24.4% of revenue. The revenue activity of the acquired operations has an increased percentage level of M&S revenue that results from the amount of subcontractor support which is provided to the commercial utility customers of the ITSC operation and the increased level of subcontract activity required under our support contracts to the U.S. Navy performed by the IPS operation.

      Direct Contract Expenses. Direct contract expenses increased $41.2 million, or 26.5%, to $196.4 million for the year ended September 30, 2004 from $155.2 million for the year ended September 30, 2003. As a percentage of revenue, direct contract expenses were 72.8% for the years ended September 30, 2004 and 2003. The changes in specific components of direct contract expenses are:

•	Direct labor costs for the year ended September 30, 2004 increased by $14.5 million, or 13.8%, to $120.0 million from $105.5 million for the year ended September 30, 2003. As a percentage of revenue, direct labor cost was 44.5% for the year ended September 30, 2004 as compared to 49.5% for the year ended September 30, 2003. The percentage decrease in direct labor cost is directly associated with the relative percentage increase in M&S cost associated with the M&S revenue of the acquired operations, as described above.

•	M&S cost increased approximately $26.2 million, or 62.1%, to $68.3 million for the year ended September 30, 2004, compared to $42.1 million for the year ended September 30, 2003. As a percentage of revenue, M&S cost was 25.3% for the year ended September 30, 2004 as compared to 19.8% for the year ended September 30, 2003. The percentage increase in M&S cost is directly associated with the relative percentage increase in M&S cost of the contracts performed by acquired operations, as described above. As a percentage of M&S revenue, M&S cost was approximately 97.1% during the years ended September 30, 2004 and 2003.

      Gross Profit. Gross profit increased $15.6 million, or 26.9%, to $73.6 million for the year ended September 30, 2004, from $58.0 million for the year ended September 30, 2003. The $15.6 million increase is attributable to the following:

•	Gross profit generated by the activities of the acquired operations	$5.3 million
•	Gross profit generated primarily by work performed under Company contracts that were in existence during the prior year	$10.3 million
	Total:	$15.6 million

      As a percentage of revenue, gross profit was 27.2% for years ended September 30, 2004 and 2003. For the year ended September 30, 2004, we experienced an increased proportion of M&S contract revenue, which typically generates lower profit margins; however, we were able to sustain our overall gross profit margin due to the increase in the proportionate amount of time-and-material and fixed price contract work, which typically generate higher profit margins.

      Operating Expenses. Operating expenses increased $8.9 million, or 13.7%, to $73.7 million for the year ended September 30, 2004, from $64.8 million for the year ended September 30, 2003. However, for the year ended September 30, 2003, there was approximately $6.7 million in non-recurring, transaction-related expense associated with Alion’s purchase of the Selected Operations of IITRI. There were no such costs incurred for the year ended September 30, 2004. As such, the adjusted increase in operating expense was approximately $15.6 million ($8.9 million plus $6.7 million). The $15.6 million adjusted increase is attributable to the following:

•	Operating expense incurred by the activities of the acquired operations	$4.4 million
•	Operating expense incurred for the infrastructure needs in support of revenue growth of existing operations	$11.2 million
	Total:	$15.6 million

      As a percentage of revenue, operating expense was 27.3% for the year ended September 30, 2004 as compared to 30.4% for the year ended September 30, 2003. For the year ended September 30, 2004, the percentage decrease in operating expense is directly attributable to the absence of Transaction-related expenses.

      The changes in other specific components of operating expenses are:

•	Operating expenses, net of depreciation, amortization, and non-recurring Transaction-related expense increased approximately $14.5 million, or 31.7%, to $60.2 million for the year ended September 30, 2004, from $45.7 million for the year ended September 30, 2003. As a percentage of revenue, operating expense net of depreciation, amortization, and non-recurring Transaction-related expense was 22.3% for the year ended September 30, 2004 as compared to 21.4% for the year ended September 30, 2003. Approximately 0.5 percentage points of the 0.9 percentage point increase is attributable to the increase in stock-based compensation, as described below.

•	Overhead expenses for indirect personnel and facilities costs related to rental and occupancy expenses increased approximately $8.3 million, or 40.8%, to $28.6 million for the year ended September 30, 2004, from $20.3 million for the year ended September 30, 2003. As a percentage of revenue, operating expense relating to indirect personnel and facilities expense was 10.6% for the year ended September 30, 2004 as compared to 9.5% for the year ended September 30, 2003. The increase, as a percentage of revenue, is partially attributable to the increase in indirect labor costs associated with the integration activities of the ITSC and IPS acquisitions.

•	General and administrative (G&A) expense increased approximately $3.6 million, or 14.1%, to $28.1 million for the year ended September 30, 2004, compared to $24.7 million for the year ended September 30, 2003. As a percentage of revenues, general and administrative expenses were 10.4% for the year ended September 30, 2004, compared to 11.6% for the year ended September 30, 2003. As a result of integrating the activities of ITSC and IPS, the costs associated with providing G&A activities for the acquired operations have been partially absorbed by the existing G&A infrastructure, resulting in a decrease in expense expressed as a percentage of revenue.

•	Stock-based compensation and deferred compensation relate primarily to the expense associated with the SAR and phantom stock plans. Stock-based compensation increased approximately $1.6 million, or 178% to $2.5 million for year ended September 30, 2004, from approximately $0.9 million for the year ended September 30, 2003. As a percentage of revenue, operating expense relating to stock-based compensation and deferred compensation expense was 0.9% for the year ended September 30, 2004 as compared to 0.4% for the year ended September 30, 2003. The increase in stock based compensation and deferred compensation is a result of the increase in the value of Alion’s common stock and the increase in awards granted.

•	Non-recurring Transaction-related expenses (e.g., third party legal, accounting, and finance) was not incurred during the year ended September 30, 2004. For the year ended September 30, 2003, Transaction-related expenses were approximately $6.7 million.

•	Depreciation and amortization expense increased approximately $1.0 million, or 8.1%, to $13.4 million for the year ended September 30, 2004, as compared to $12.4 million for the year ended September 30, 2003.

For each year ended September 30, 2004 and 2003, approximately $10.2 million of amortization expense was incurred associated with the intangible asset value assigned to purchased customer contracts of IITRI. For the year ended September 30, 2004, approximately $0.3 million of amortization expense was incurred associated with intangible asset value assigned to the purchased contracts of ITSC and IPS. Also, for each respective year ended September 30, 2004 and 2003, approximately $0.5 million of depreciation expense was incurred associated with the fair value assigned to the purchased fixed assets of IITRI. As a percentage of revenue, operating expense relating to depreciation and amortization expense was 5.0% for the year ended September 30, 2004 as compared to 5.8% for the year ended September 30, 2003.

•	Bad debt expense increased $1.0 million to $0.6 million for the year ended September 30, 2004 as compared to a recovery of $0.4 million for the year ended September 30, 2003. During the year ended September 30, 2003, approximately $0.5 million of cash was received due to the favorable resolution of a contractual dispute. As a percentage of revenue, bad debt expense was 0.2% for the year ended September 30, 2004 as compared to a recovery of 0.2% for the year ended September 30, 2003.

      Income (Loss) from Operations. For the year ended September 30, 2004, the loss from operations was $0.1 million compared with $6.8 million operating loss for the year ended September 30, 2003. The $6.7 million decrease is associated with factors discussed above and is attributable to the following:

•	Operating income generated from the activities of the acquired operations	$0.9 million
•	Decrease in operating loss generated from the existing operations	$5.8 million
	Total:	$6.7 million

      Other Income and Expense. As a category, other income and expense increased approximately $1.2 million, or 8.6%, to $15.1 million for the year ended September 30, 2004 as compared to $13.9 million for the year ended September 30, 2003. As a component of other income and expense, interest expense increased approximately $3.0 million, or 21.6%, to $16.8 million for the year ended September 30, 2004 from approximately $13.9 million for the year ended September 30, 2003. The $3.0 million increase in interest expense is attributable to the following:

	Year Ended
	September 30,

	2004	2003

	(In millions)
Revolving debt	$0.8	$0.3
Senior term note	3.1	2.4
Mezzanine Note - stated 12% interest	2.4	2.4
- accretion of debt discount	0.7	1.7
Subordinated note - stated PIK interest	2.4	2.5
- accretion of long-term deferred interest	0.4	0.2
- accretion of debt discount	0.8	3.3
Promissory Notes with officers	0.2	0.0
Warrants(a)	5.9	0.7
Other	0.1	0.4

Total	$16.8	$13.9

(a)	Reflects change in value assigned to the detachable warrants associated with the change in the value of Alion common stock. The warrants are associated with the Mezzanine and Subordinated notes.

      In September 2004, we recognized a gain of approximately $2.1 million on the sale of our minority interest in Matrics, Inc.

      Income Tax (Expense) Benefit. Although HFA became a qualified subchapter S subsidiary as of December 20, 2002 and is no longer treated as a separate entity for federal income tax purposes, some states do not recognize this tax election. In addition, some states do not recognize Alion’s S corporation status. As a result, the Company recorded approximately $0.02 million of state income tax expense for the year ended September 30, 2004.

      Net Loss. The net loss decreased approximately $5.7 million, or 27.4%, to $15.1 million for the year ended September 30, 2004 as compared to $20.8 million for the year ended September 30, 2003. The $5.7 million decrease is associated with factors discussed above and is attributable to the following:

•	Income generated by the activities of the acquired operations	$0.9 million
•	Decrease in loss from existing operations	$4.8 million
	Total:	$5.7 million

Pro Forma Year Ended September 30, 2003 Compared to Pro Forma Year Ended September 30, 2002

      Contract Revenue. Contract revenue increased $11.5 million, or approximately 5.7%, to $213.2 million for the year ended September 30, 2003 from $201.7 million for the year ended September 30, 2002. The $11.4 million increase is attributable primarily to additional work performed under contracts that were in existence during the prior year. As a percentage of revenue, material and subcontract cost-based revenue represents an increase of approximately $2.3 million for the year ended September 30, 2003 compared to the year ended September 30, 2002. In both years, material and subcontract cost-based revenue represented approximately 19.8% of total revenue.

      The following activities generated large revenue increases during the year ended September 30, 2003:

Additional services under the Modeling and Simulation Information Analysis Center contract with the Department of Defense	$9.1 million increase
Demilitarization support services to the U.S. Army’s Newport Chemical Agent Disposal Facility	$7.6 million increase
Increased utilization of the Mobile Parts Hospital and related services for the Department of Defense	$5.5 million increase
Support to the Joint Spectrum Center of the Department of Defense	$3.5 million increase

      The following activities resulted in large revenue decreases during the year ended September 30, 2003:

Decline in support to the Internal Revenue Service on various contracts and subcontracts	$6.4 million decrease
Decrease in support on various other contracts	$6.2 million decrease
Decline in ordnance management and unexploded ordnance support services business area at HFA	$1.1 million decrease

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

      Gross Profit. Gross profit increased approximately $3.6 million, or 6.6%, to $58.0 million for the year ended September 30, 2003, from $54.4 million for the year ended September 30, 2002. Gross profit margin as a percentage of revenue increased to 27.2% for the year ended September 30, 2003, compared to 26.9% for the year ended September 30, 2002. The increase in gross margin is primarily related to improved performance on our firm-fixed price contracts.

      Operating Expenses. Operating expenses increased approximately $6.1 million, or approximately 10.5%, to $64.0 million for the year ended September 30, 2003 from approximately $57.9 million for the year ended September 30, 2002. Operating expenses, net of depreciation and amortization expense, and non-recurring Transaction-related expenses (described below), increased approximately $5.5 million, or approximately 14.0%, to $44.9 million for the year ended September 30, 2003, from approximately $39.4 million for the year ended September 30, 2002. Of this $5.5 million increase, expenses for indirect personnel and occupancy costs increased approximately $0.9 million, or approximately 2.0%, to $20.3 million for the year ended September 30, 2003, from $19.4 million for the year ended September 30, 2002, primarily for infrastructure to support contract requirements. Bad debt expense decreased approximately $0.4 million for the year ended September 30, 2003, compared to the year end September 30, 2002. This decrease was related to a $0.4 million release of reserves associated with the Company’s performance on a subcontract to a prime contractor which were no longer required. General and administrative expense increased approximately $5.0 million, or 26.0%, to $24.2 million for the year ended September 30, 2003, compared to $19.2 million for the year ended September 30, 2002. As a percentage of revenue, general and administrative expense was 11.3% and 9.5% for the years ended September 30, 2003 and September 30, 2002, respectively. Of the $5.0 million increase in general and administrative expense, approximately $4.0 million of the increase can be attributed to the following:

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

      Non-recurring Transaction-Related Expense. Non-recurring Transaction-related expense (e.g., third party legal, accounting, and finance) was approximately $6.7 million for the year ended September 30, 2003. For the year ended September 30, 2002, Transaction-related expenses were approximately $6.4 million. The increase in expense is associated with activities related to the closing of the Transaction on December 20, 2002 which was the last day of the first quarter of fiscal year 2003. Of the approximate $6.7 million in related expense for the year ended September 30, 2003, approximately $6.4 million was incurred in the first quarter.

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

Liquidity and Capital Resources

      The Company’s primary liquidity requirements are for debt service, working capital, capital expenditures, and acquisitions. The principal working capital need is to fund accounts receivable, which increases with the growth of the business. We are funding our present operations, and we intend to fund future operations, primarily through cash provided by operating activities and through use of our revolving credit facility.

      Net cash provided by operating activities of Alion was approximately $5.7 million for the year ended September 30, 2004, as compared to cash provided by operations of approximately $14.3 million for the year ended September 30, 2003. Of the $8.6 million difference, $2.5 million arises from decreased net income. Approximately $18.7 million in reduced cash flow was attributable to increases in accounts receivable offset by $8.1 million in related increases in accounts payable. Depreciation and non-cash debt-related expenses contributed approximately $3.9 million and approximately $3.1 million, respectively, to an increase in cash flow, while other assets and liabilities consumed approximately $2.5 million.

      Net cash used in investing activities was approximately $23.6 million for the year ended September 30, 2004. The most significant component of the Company’s investing activities is the strategic acquisitions of, or investments in, other companies. During the year ended September 30, 2004, the Company used approximately $21.7 million to make acquisitions and pay earnout obligations. Alion paid approximately $4.0 million for the ITSC acquisition, approximately $10.6 million ($8.0 million in cash at closing plus approximately $2.6 million in subsequent payments for intercompany payables) for the IPS acquisition and $7.1 million in earn out obligations due for the AB Tech acquisition. We spent approximately $3.7 million for capital expenditures and approximately $1.0 million to make a minority investment in Matrics Incorporated. We sold our Matrics investment for $3.1 million in September 2004. During the year ended September 30, 2003, Alion paid approximately $59.9 million in cash as part of the purchase price for substantially all of the assets of IITRI and used approximately $1.3 million for capital expenditures.

      Net cash provided by financing activities was approximately $22.2 million for the year ended September 30, 2004, compared to net cash provided by financing activities of approximately $47.7 million for the year ended September 30, 2003. The most significant components of the Company’s financing activities are: 1) net proceeds from (or repayment of) short term borrowings and 2) net proceeds from (or repayment of) long term debt securities. During the year ended September 30, 2004, Alion borrowed $50.0 million in proceeds under the Term B Senior Credit Facility to repay the senior term note payable and revolving line credit facility with LaSalle Bank of approximately $29.3 million and $24.0 million, respectively. During the year ended September 30, 2003, the financing was required to complete the purchase of substantially all of the assets of IITRI. Alion generated $25.8 million in cash from the initial sale of the Company’s common stock to the ESOP Trust and another approximately $0.8 million from a subsequent sale of common stock to the ESOP Trust. Alion also obtained $33.3 million from borrowings under the LaSalle Bank senior term note. During the year ended September 30, 2003, Alion repaid approximately $5.7 million of principal on the senior term loan and approximately $6.2 million of principal on LaSalle Bank’s revolving credit facility. In the year ended September 30, 2004, the Company raised approximately $7.0 million from sales of common stock to the ESOP Trust.

Discussion of Debt Structure

      To fund the Transaction, the Company entered into various debt agreements (e.g., Senior Credit Agreement, Mezzanine Note, and Subordinated Note) on December 20, 2002. On August 2, 2004, the Company entered into a new Term B Senior Credit Facility, that resulted in the extinguishment of the LaSalle Bank senior term note, the LaSalle Bank revolving credit facility and the Mezzanine Note. The discussion below describes the new Term B Senior Credit Facility followed by a description of the remaining debt agreements which were used to fund the Transaction.

      Term B Senior Credit Facility. On August 2, 2004, we entered into a new Term B senior credit facility for an amount up to $180.0 million with a syndicate of financial institutions for which Credit Suisse First Boston (CSFB) serves as arranger, administrative agent and collateral agent. LaSalle Bank serves as syndication agent under the Term B senior credit facility. The new Term B senior credit facility consists of a committed $100.0 million term loan, a committed $30.0 million revolving credit facility and provides for an additional $50.0 million (uncommitted) incremental term loan in which funding is available subject to lender syndication approval. The term of the facility is five years. During the first four years of the term, principal under the senior term loan is payable quarterly in an amount equal to 0.25 percent of the principal amount then outstanding. During the fifth and final year of the term, we are obligated to pay quarterly installments of principal in an amount equal to 24 percent of the principal amount then outstanding. All principal obligations under the senior revolving credit facility are to be repaid in full no later than August 2, 2009.

      At our option, the Term B senior term loan and the senior revolving credit facility each may bear interest at either of two floating rates. We may elect that interest be payable on our $100.0 million senior term loan at an annual rate equal to the prime rate charged by CSFB plus a maximum spread of 225 basis points or at an annual rate equal to the Eurodollar rate plus a maximum spread of 275 basis points. If we elect a prime rate borrowing under our senior revolving credit facility, interest would be payable at an annual rate equal to the prime rate charged by CSFB plus the additional basis points reflected in the table below under the column “ABR Spread” corresponding to our leverage ratio at the time. If we elect a Eurodollar borrowing under our senior revolving credit facility, interest would be payable at an annual rate equal to the Eurodollar rate plus the additional basis points reflected in the table below under the column “Eurodollar Spread” corresponding to our leverage ratio at the time.

	ABR Spread	Eurodollar Spread
Leverage Ratio	(In basis points)	(In basis points)

Category 1	225	275
Greater than or equal to 3.00 to 1.00
Category 2	200	250
Greater than or equal to 2.50 to 1.00 but less than 3.00 to 1.00
Category 3	175	225
Greater than or equal to 2.00 to 1.00 but less than 2.50 to 1.00
Category 4	150	200
Less than 2.00 to 1.00

      If we borrow under the incremental term loan facility and certain economic terms of the incremental term loan, including applicable yields, maturity dates and average life to maturity, are more favorable to the incremental term loan lenders than the comparable economic terms under the senior term loan or the senior revolving credit facility, then the Term B senior credit facility provides that the applicable interest rate spread will be adjusted upward. The upward adjustment will take place if the yield payable under the incremental term loan exceeds the yield under the senior term loan or senior revolving credit facility by more than 50 basis points. The effect of this provision is that if we borrow an incremental term loan, that borrowing may make our borrowings under the senior term loan and the senior revolving credit facility more expensive.

      The Term B senior credit facility requires us to enter into an interest rate hedge agreement acceptable to CSFB which fixes or caps the actual interest we will pay on no less than 40 percent of our long-term indebtedness. On August 2, 2004, we elected to have the senior term loan bear interest at the Eurodollar rate, which was approximately 1.6 percent as of August 2, 2004, plus the applicable margin, which totaled approximately 4.35 percent (i.e., LIBOR 1.6 percent plus 2.75 percent Eurodollar spread). On August 16, 2004, we entered into an interest rate cap agreement effective September 30, 2004 with one of our senior lenders. Under this agreement, in exchange for our payment to the senior lender of approximately $319,000, our maximum effective rate of interest payable with regard to a portion of the outstanding principal balance of the Term B senior credit facility is not to exceed 6.64 percent (i.e., LIBOR 3.39 percent cap plus maximum

2.75 percent Eurodollar spread) for the period September 30, 2004 through September 29, 2005 and is not to exceed 7.41 percent (i.e., LIBOR 4.66 percent plus 2.75 percent maximum Eurodollar spread) for the period September 30, 2005 through September 29, 2007. The maximum principal balance, by quarter, to which this interest rate cap agreement applies, is as follows:

Principal Balance
Quarter	(In millions)

September 30, 2004 through December 31, 2004	$37.5
January 1, 2005 through March 31, 2005	$37.4
April 1, 2005 through June 30, 2005	$37.3
July 1, 2005 through September 30, 2005	$37.2
October 1, 2005 through December 31, 2005	$37.1
January 1, 2006 through March 31, 2006	$37.0
April 1, 2006 through June 30, 2006	$36.9
July 1, 2006 through September 30, 2006	$36.8
October 1, 2006 through December 31, 2006	$36.8
January 1, 2007 through March 31, 2007	$36.7
April 1, 2007 through June 30, 2005	$36.6
July 1, 2007 through September 30, 2007	$34.5

      Each quarter, the senior lender counter party to this interest rate cap agreement is required to calculate and reimburse us for all interest payments under the Term B senior credit facility in excess of the applicable cap. This cap agreement expires September 30, 2007.

      Under the terms of the senior credit facility, we are subject to certain financial covenants with respect to our maximum leverage ratio and our interest coverage ratio. The Term B senior credit facility is secured by a first priority, perfected security interest in all of our current and future tangible and intangible property.

      On August 2, 2004, the Company borrowed $50.0 million under the new Term B senior secured loan to retire its outstanding Senior Term Note and revolving credit facility under the Senior Credit Agreement with LaSalle Bank. The Company paid approximately $47.2 million in principal (approximately $23.2 million to redeem the Senior Term Note and approximately $24.0 million to pay the revolving credit facility) and accrued and unpaid interest and approximately $3.3 million in transaction fees associated with the refinancing.

      On October 1, 2004, the Company drew down approximately $22.0 million on the Term B senior term loan to retire its existing Mezzanine Note in the approximate principal amount of $19.6 million, plus approximately $1.8 million prepayment premium, and $0.6 million for accrued and unpaid interest.

      The Company is permitted to use any future proceeds it might receive from the currently uncommitted Incremental Term Loan Facility to finance permitted acquisitions and to make certain put right payments required under the Company’s Mezzanine Warrant, if the put rights are exercised, and for any other purpose permitted by incremental term loans, as defined in the Senior Credit Facility, if and when they are funded.

      Mezzanine Note. On December 20, 2002, the Company issued a Mezzanine Note to IITRI with a face value of approximately $20.3 million, as part of the consideration for the IITRI acquisition. The Mezzanine Note is junior to the senior credit facility, but ranks senior to the Subordinated Note. The Company must pay the outstanding Mezzanine Note principal in a lump sum on December 20, 2008. Prepayment penalties apply for early redemption. Each quarter, the Company must pay interest on the Mezzanine Note, in cash, at a rate of 12% per year, based on a 360-day year of twelve 30-day months. As of July 1, 2004, IITRI transferred all of its rights, title and interest in the Mezzanine Note to the Illinois Institute of Technology. On October 1, 2004, Alion redeemed the Mezzanine Note with proceeds from the Term B Senior Credit Facility which included a prepayment penalty of approximately $1.8 million.

      Subordinated Note. On December 20, 2002, the Company issued the Subordinated Note to IITRI, with a face value of $39.9 million, as part of the consideration for the IITRI acquisition. The Subordinated Note bears interest at a rate of 6% per year through December 2008, payable quarterly by the issuance of non-interest bearing notes, called paid-in-kind or (PIK) notes, which mature at the same time as the Subordinated Note. Issuance of the PIK notes will have the effect of deferring the underlying cash interest expense on the Subordinated Note. The PIK notes do not bear interest and therefore will not compound any interest on these payment obligations. Commencing December 2008, the Subordinated Note will bear interest at 16% per year payable quarterly in cash until the Subordinated Note has been repaid in full. Principal on the Subordinated Note is payable in equal installments of $19.95 million in December 2009 and December 2010; the PIK notes are also due in equal installments of $7.2 million on these same dates. As of July 1, 2004, IITRI transferred all of its rights, title and interest in the Subordinated Note to the Illinois Institute of Technology.

      Warrants. The Company issued detachable warrants with the Mezzanine Note and the Subordinated Note. The outstanding warrants associated with the Mezzanine Note represent the right to buy approximately 505,000 shares of Alion common stock at an exercise price of $10.00 per share. These warrants are exercisable until December 20, 2008 and contain a put right giving the holder the right to require the Company to purchase the warrants back at the then-current fair value of the Company’s common stock, minus the warrants’ exercise price. The put right can be exercised within thirty days after a change in control, or within thirty days prior to December 20, 2008, or within thirty days after delivery to the current holders of an appraisal of the per share value of the Company’s common stock as of September 30, 2008, if the ESOP still exists and no public market price exists for the Company’s common stock. Although the Mezzanine Note was redeemed on October 1, 2004, the detachable warrants remain outstanding.

      The warrants associated with the Subordinated Note represent the right to buy approximately 1,080,000 shares of Alion common stock at an exercise price of $10.00 per share. These warrants are exercisable until December 20, 2010 and also contain a put right giving the holder the right to require the Company to purchase the warrants back at the then-current fair value of the Company’s common stock, minus the warrants’ exercise price. This put right applies to up to 50% of these warrants within thirty days prior to December 20, 2009 (or within thirty days after delivery to the warrantholders of an appraisal of the per share value of the Company’s common stock as of September 30, 2009, if the ESOP still exists and no public market price exists for its common stock), and up to 100% of these warrants within thirty days prior to December 20, 2010 (or within thirty days after delivery to the warrant holders of an appraisal of the per share value of its common stock as of September 30, 2010, if the ESOP still exists and no public market value exists for its common stock).

      All put rights terminate upon one or more underwritten public offerings of Alion common stock resulting in aggregate gross proceeds of at least $30.0 million to the sellers (excluding proceeds received from certain affiliates of Alion).

      As of July 1, 2004, IITRI transferred all of its rights, title and interest in the warrants to the Illinois Institute of Technology.

      Other Notes and Agreements. On December 20, 2002, the Company entered into a $0.9 million Deferred Compensation Agreement with Dr. Atefi, with payment terms substantially equivalent to those of the Mezzanine Note previously described and issued Dr. Atefi detachable warrants representing the right to buy approximately 22,062 shares of Alion common stock at an exercise price of $10.00 per share, with put rights similar to those contained in the warrants accompanying the Mezzanine Note. On October 29, 2004, Dr. Atefi elected to redeem the amount due under his Deferred Compensation Agreement., Dr. Atefi was paid approximately $0.9 million, plus approximately $0.2 million in accrued interest. The warrants remain outstanding.

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

      On February 11, 2004, the Company borrowed $750,000 from an officer of the Company. In exchange, on June 7, 2004, the Company issued the officer a Promissory Note with interest at a rate of 15% per annum until

March 31, 2009. The annual interest period was effective beginning February 11, 2004. The Agreement essentially replaces a Note, which is described above, for the same sum previously issued to another officer of the Company, the termination of whose employment relationship resulted in repurchase of the Note. On December 9, 2004, the Promissory Note was extinguished. An amount of $750,000 plus accrued interest of $21,635 was paid to the officer.

      During fiscal year 2005 and the next five fiscal years, at a minimum, we expect that we will have to make the estimated interest and principal payments set forth below.

	6-Fiscal Year Period

	2005	2006	2007	2008	2009	2010

	($ In thousands)
Bank revolving credit facility
- Interest(1)	$521	$606	$686	$768	$854	$—
- Principal(2)	—	—	—	—	7,215	—
Term B senior term loan
- Interest(3)	6,991	7,695	8,425	9,890	10,255	—
- Principal(4)	1,000	1,000	1,000	1,000	96,000	—
Mezzanine note and agreement with officer
- Interest(5)	1,964	—	—	—	—	—
- Principal(5)	20,450	—	—	—	—	—
Promissory note with officer
- Interest(6)	21	—	—	—	—	—
- Principal(6)	750	—	—	—	—	—
Subordinated note
- Interest(7)	—	—	—	—	6,384	3,192
- Principal(7)	—	—	—	—	27,132	27,132

Total cash — Pay interest	9,497	8,301	9,111	10,658	17,493	3,192
Total cash — Pay principal	22,200	1,000	1,000	1,000	130,347	27,132

Total	$31,697	$9,301	$10,111	$11,658	$147,840	$30,324

(1)	We anticipate a continuing requirement to have in place a $30.0 million bank revolving credit facility to finance our ongoing working capital needs. In 2005, we anticipate the average balance drawn on the revolving credit facility to be approximately $5.0 million, bearing an effective interest rate of approximately 7.9%. For fiscal years 2006, 2007, 2008, and 2009, the average balance is estimated to be approximately $5.5 million, $6.0 million, $6.6 million and $7.2 million, respectively. For years 2005, 2006, 2007, 2008, and 2009, the projected effective CSFB prime rate interest rate is estimated to be approximately 7.9%, 8.8%, 9.4%, 9.9%, and 10.2%, respectively. The effective interest rate takes into account that we have entered into an interest rate cap agreement which caps the interest rate we will pay on a portion, but not all, of the outstanding principal balance of the Term B Senior Credit Facility. The current cap agreement expires in August 2007. Outstanding principal balances that are not under a cap agreement have been applied interest expense based on the alternative CSFB prime rate. The term of the revolving credit facility is five years.

(2)	Estimated balance drawn and repayment of the revolving credit facility at termination of the revolving credit facility.

(3)	The projected balance which we estimate will be drawn under the Term B senior term loan is as follows: $100.0 million, $99.0 million, $98.0 million, $97.0 million, and $96.0 million for fiscal years 2005, 2006, 2007, 2008, and 2009, respectively. The effective annual interest rate for fiscal years 2005, 2006, 2007, 2008, and 2009 is estimated to be approximately 7.0%, 7.7%, 8.4%, 9.9%, and 10.7%, respectively. The effective interest rate takes into account that we have entered into an interest rate cap agreement which caps the interest rate we will pay on a portion, but not all, of the outstanding principal balance of the Term B Senior Credit Facility. The current cap agreement expires in August 2007. Outstanding principal balances that are not under a cap agreement have been applied interest expense based on the alternative CSFB prime rate. The term of the Term B senior term loan is five years. The approximate impact of a 1% increase in the interest rate, as applied to principal balances drawn under the Term B senior term loan that are not covered by the current interest rate cap agreement would be $0.5 million, $0.5 million, $0.5 million, $1.0 million, and $1.0 million for fiscal years September 30, 2005, 2006, 2007, 2008, and 2009, respectively.

(4)	The Term B senior credit facility requires us to repay 1 percent of the principal balance outstanding under the senior term loan during the first four years (i.e., fiscal years 2005 through 2008) of the Term B Senior Credit Facility’s term and 96 percent of the principal balance outstanding during the fifth and final year of the term. The table assumes that we will have drawn $100.0 million by the end of fiscal year 2005, resulting in expected annual principal payments of approximately $1.0 million in each of fiscal years 2005, 2006, 2007, and 2008. During the fifth year, or 2009, we expect to pay principal in the amount of $96.0 million. The Term B Senior Credit Facility also requires us to make mandatory prepayments of principal depending upon whether we generate certain excess cash flow in a given fiscal year, we issue certain equity, we issue or incur certain debt or we sell certain assets. As of September 30, 2004, no mandatory prepayments are due.

(5)	The $2.0 million payment of interest in 2005 includes approximately $1.8 million of accrued interest expense and prepayment penalties under the Mezzanine Note, and $0.2 million in interest under Dr. Atefi’s Deferred Compensation Agreement. The principal paid amount in 2005 represents the redemption of the Mezzanine Note that occurred on October 1, 2004 and the payment of the principal amount previously deferred by Dr. Atefi under his deferred compensation agreement that occurred on October 29, 2004.

(6)	Principal amount of the Promissory Note is $0.75 million and carries an annual interest rate of 15%. The Note matures in 2009. On December 9, 2004, the Promissory Note with officer was extinguished. An amount of $750,000 plus accrued interest of $21,635 was paid to the officer.

(7)	Interest expense on the subordinated note during the four fiscal years from 2005 to 2008 is 6% simple interest, paid-in-kind by the issuance of the PIK notes. These interest amounts accrue to principal during this period, thereby having the effect of increasing the principal value of the subordinated note; but because the PIK notes do not themselves bear interest, the interest obligations paid by issuance of the PIK notes will not be compounded. In other words, no interest will be paid on interest accrued under the subordinated note. In the years 2005 through 2008, the PIK interest on the Subordinated Note will be approximately $2.4 million in each fiscal year. During the eight-year term of the Subordinated Note, approximately $14.2 million of principal accretes to the note through the PIK. These amounts are included in the principal payments in fiscal years 2009 and 2010. In years 2009 and 2010, interest will be 16% paid quarterly in cash. The principal, together with the outstanding balance of the PIK notes, will be paid in equal amounts at the end of fiscal years 2009 and 2010.

      Other Obligations. The Company has a maximum earn out payment obligation of $11.5 million to the former shareholders of AB Technologies arising from IITRI’s acquisition of their company. The earn out arrangement applies to results of certain operations for part of fiscal year 2000, all of fiscal years 2001 through 2004, and part of fiscal year 2005. The former AB Technologies shareholders filed a lawsuit against the Company for breach of the AB Technologies asset purchase agreement claiming at least $8.2 million in damages. The federal court stayed the litigation and ordered both parties to submit the dispute to the independent accounting firm of Grant Thornton for arbitration. On January 20, 2004, the arbitrator issued a decision that awarded the former AB Technologies shareholders a purchase price adjustment of approximately $0.7 million and further definitized the method for calculating the earn out. For the fiscal year ended September 30, 2004, the Company recognized approximately $8.4 million, excluding interest, in purchase price adjustments and earn out obligations due the former AB Technologies shareholders. To date, a total of approximately $10.3 million in earn out obligation has been recorded.

      The Company’s remaining minimum lease payment obligations under non-cancelable operating leases for the fiscal years ending 2005, 2006, 2007, 2008 and 2009 are $10.9 million, $10.4 million, $10.4 million, $10.3 million and $9.9 million, respectively. The remaining aggregate obligations on these leases thereafter are approximately $11.2 million. Commercial facility lease expenses are included in these amounts. These commercial facility lease obligations are currently reimbursable costs under the Company’s government contracts.

      Other contingent obligations which will impact the Company’s cash flow relate to:

•	Repurchase obligations under the KSOP;

•	Obligations related to the holders’ put rights associated with the Mezzanine Note warrants;

•	Obligations related to the holder’s put rights associated with the Subordinated Note warrants;

•	Obligations relating to our stock appreciation rights and phantom stock programs; and

•	Obligations relating to deferred compensation programs for senior managers.

      Through September 30, 2004, the Company has spent the following amounts to repurchase shares of its common stock from the ESOP Trust to satisfy obligations under the KSOP to terminated employees. All repurchased shares were contributed back to the ESOP Trust.

	Number of Shares		Total Value
Date	Repurchased	Share Price	Repurchased

June 2003	5,248	$11.13	$58,412
July 2003	2,696	$11.13	$30,000
December 2003	50,031	$14.71	$735,956
May 2004	117	$16.56	$1,938
June 2004	727	$16.56	$12,039
June 2004	743	$16.56	$12,304
July 2004	48,309	$16.56	$799,997

      The Company believes that cash flow from operations and cash available under its revolving credit facility will provide it with sufficient capital to fulfill its current business plan and to fund its working capital needs for at least the next 36 months. Although the Company expects to have positive cash flow from operations, it will need to generate significant additional revenues beyond its current revenue base and to earn net income in order to repay principal and interest on the indebtedness it assumed under the new Term B Senior Credit Facility and the remaining outstanding indebtedness it incurred to fund the Transaction.

      The Company’s business plan calls for it to continue to acquire companies with complementary technologies. The Term B senior credit facility permits the Company to make certain permitted acquisitions, and the Company intends to use a portion of the financing available to it under the Term B Senior Credit Facility to make permitted acquisitions.

      Given the structure of the Term B senior credit facility, the Company expects that it will need to refinance the Term B Senior Credit Facility before the end of fiscal year 2008. The Company’s cash from operations will be insufficient to satisfy all of its obligations and it cannot be certain that it will be able to refinance on terms that will be favorable to the Company, if at all. Moreover, if the Company’s plans or assumptions change, if its assumptions prove inaccurate, if it consummates additional or larger investments in or acquisitions of other companies than are currently planned, if it experiences unexpected costs or competitive pressures, or if its existing cash and projected cash flow from operations prove insufficient, it may need to obtain greater amounts of additional financing and sooner than expected. While it is the Company’s intention only to enter into new financing or refinancing that it considers advantageous, it cannot be certain that such sources of financing will be available to the Company in the future, or, if available, that financing could be obtained on terms favorable to the Company.

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

      Revenue on cost-reimbursement contracts is recognized as costs are incurred and include a proportionate share of the fees earned.

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

Goodwill and Intangible Assets

      The purchase price that we pay to acquire the stock or assets of an entity must be assigned to the net assets acquired based on the estimated fair value of those net assets. The purchase price in excess of the estimated fair value of the tangible net assets and separately identified intangible assets acquired represents goodwill. The purchase price allocation related to acquisitions involves significant estimates and management judgments that may be adjusted during the purchase price allocation period.

      The Company accounts for goodwill and other intangible assets in accordance with the provisions of SFAS No. 142, which requires, among other things, the discontinuance of goodwill amortization. In addition, goodwill is to be reviewed at least annually for impairment. The Company has elected to perform this review annually at the end of each fiscal year.

      As of September 30, 2004, the Company has goodwill of approximately $83.1 million, which will be subject to the aforementioned annual impairment review. In addition, as of September 30, 2004, the Company has a recorded net intangible asset balance of approximately $13.6 million, comprised primarily of purchased contracts which were acquired in connection with the Transaction and the ITSC and IPS acquisitions. The intangible assets have an estimated useful life of one to three years and are amortized using the straight-line method.

Contractual Obligations

      The following table summarizes our contractual and other forecasted long-term debt obligations. For contractual obligations, we included payments that we have a legal obligation to make.

	Payments Due by Fiscal Year

	Total	2005	2006-2008	2009-2010	2011 and After

Contractual obligations:
Long-term debt(1)	$240,931	$31,697	$31,070	$178,164	$—
Lease obligations	71,948	12,640	36,015	19,361	3,932

Total contractual obligations	$312,879	$44,337	$67,085	$197,525	$3,932

(1)	Includes interest payments and forecasted debt obligations.

Off-Balance Sheet Financing Arrangements

      The Company has no off-balance sheet financing arrangements. In addition, the Company does not have any relationship with unconsolidated entities or any special purpose entities and has not issued any guarantees.

Item 7a.	Quantitative and Qualitative Disclosures About Market Risk

      The Company’s exposure to interest rate risk is primarily due to the debt it incurred to finance the Transaction and the subsequent refinancing of a portion of that debt in August 2004. The Mezzanine Note, Subordinated Note, and the agreements with officers have fixed interest rates, and therefore present no risk of change to interest charges as a result of an increase in market interest rates. The balance drawn under the $30.0 million senior revolving credit facility and the balance on the Term B senior term loan, however, bear interest at variable rates tied to the Eurodollar rate. Such variable rates increase the risk that interest charges will increase materially if market interest rates increase. The Company has reduced, in part, the maximum total amount of variable interest rate risk by entering into an interest rate cap agreement on the first $37.5 million of principal borrowed under the Term B senior credit facility. Under this agreement, in exchange for our payment to the senior lender of approximately $319,000, our maximum effective rate of interest payable with regard to a portion of the outstanding principal balance of the Term B Senior Credit Facility is not to exceed 6.64 percent (i.e., LIBOR 3.39 percent cap plus maximum 2.75 percent Eurodollar spread) for the period September 30, 2004 through September 29, 2005 and is not to exceed 7.41 percent (i.e., LIBOR 4.66 percent plus 2.75 percent maximum Eurodollar spread) for the period September 30, 2005 through September 29, 2007. For a description of the arrangement, refer to “Discussion of Debt Structure” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The approximate impact of a 1% increase in the interest rate, as applied to principal balances drawn under the Term B Senior Credit Facility that are not covered by the current interest rate cap agreement, would be $0.5 million, $0.5 million, $0.5 million, $1.0 million, and $1.0 million for fiscal years ending September 30, 2005, 2006, 2007, 2008, and 2009, respectively.

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

      The Company’s exposure to change in the fair market value of Alion’s stock as the economic basis for the estimate of contingent obligations relate to:

•	Repurchase obligations under the KSOP;

•	Obligations related to the holders’ put rights associated with the Mezzanine Note warrants;

•	Obligations related to the holder’s put rights associated with the Subordinated Note warrants;

•	Obligations relating to its stock appreciation rights and phantom stock programs; and

•	Obligations relating to deferred compensation programs for senior managers.

Item 8.	Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Page

Consolidated Financial Statements of Alion Science and Technology Corporation
Report of Independent Registered Public Accounting Firm	55
Consolidated Financial Statements:
Consolidated Balance Sheets as of September 30, 2004 and 2003	56
Consolidated Statements of Operations for the years ended September 30, 2004 and 2003 and for the period from October 10, 2001 (inception) through September 30, 2002	57
Consolidated Statements of Shareholder’s Equity (Deficit) for the years ended September 30, 2004 and 2003 and for the period from October 10, 2001 (inception) through September 30, 2002	58
Consolidated Statements of Cash Flows for the years ended September 30, 2004 and 2003 and for the period from October 10, 2001 (inception) through September 30, 2002	59
Notes to Consolidated Financial Statements	61
Consolidated Financial Statement Schedule
Schedule II — Valuation and Qualifying Accounts	78
Consolidated Financial Statements of Selected Operations of IIT Research Corporation
Independent Auditors’ Report	79
Consolidated Financial Statements:
Consolidated Balance Sheets as of September 30, 2002 and 2001	80
Consolidated Statements of Income for the years ended September 30, 2002, 2001, and 2000	81
Consolidated Statements of Changes in Owner’s Net Investment for the years ended September 30, 2002, 2001, and 2000	82
Consolidated Statements of Cash Flows for the years ended September 30, 2002, 2001, and 2000	83
Notes to Consolidated Financial Statements	84

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Alion Science and Technology Corporation:

      We have audited the consolidated financial statements of Alion Science and Technology Corporation and subsidiaries (the Company) as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule as listed in the accompanying index. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alion Science and Technology Corporation and subsidiaries as of September 30, 2004 and 2003, and the results of their operations and their cash flows for the years ended September 30, 2004 and 2003 and for the period from October 10, 2001 (inception) through September 30, 2002, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Chicago, Illinois

December 10, 2004

ALION SCIENCE AND TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,

	2004	2003

	(In thousands, except
	share and per share
	information)
Current assets:
Cash	$4,717	$494
Restricted cash	—	5
Accounts receivable, less allowance of $2,896 and $2,484 at September 30, 2004 and 2003, respectively	68,949	42,775
Stock subscriptions receivable	1,556	1,247
Prepaid expense	1,333	975
Other current assets	1,008	986

Total current assets	77,563	46,482
Fixed assets, net	10,778	8,696
Intangible assets, net	13,618	22,788
Goodwill	83,075	65,522
Other	1,688	97
Deferred compensation assets	1,739	1,169

Total assets	188,461	144,754

Current liabilities:
Current portion of senior note payable	$—	$5,000
Current portion, Term B Senior Credit Facility note payable	468	—
Acquisition obligations	3,059	2,928
Trade accounts payable and accrued liabilities	23,420	9,661
Accrued payroll and related liabilities	20,689	14,221
Advance payments	—	5
ESOP liabilities	136	320
Current portion of loss on operating lease obligations	832	—
Billings in excess of costs and estimated earnings on uncompleted contracts	676	409

Total current liabilities	49,280	32,544
Senior note payable, excluding current portion	—	22,903
Term B Senior Credit Facility note payable, excluding current portion	46,367	—
Mezzanine note payable	17,503	17,636
Subordinated note payable	34,247	33,437
Agreements with officers	1,514	743
Deferred compensation liability	1,735	1,164
Accrued postretirement benefit obligations	3,398	3,319
Deferred rent and loss on operating lease obligations	3,892	346
Redeemable common stock warrants	20,777	14,762

Total liabilities	178,713	126,854
Shareholder’s equity, subject to redemption:
Common stock (subject to redemption), $0.01 par value, 15,000,000 shares authorized, 3,376,197 shares and 2,973,813 shares issued and outstanding at September 30, 2004 and 2003, respectively	34	29
Additional paid-in capital	37,532	30,578
Accumulated deficit	(27,818)	(12,707)

Total shareholder’s equity, subject to redemption	9,748	17,900

Total liabilities and shareholder’s equity, subject to redemption	$188,461	$144,754

See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

			Period from
	Year Ended September 30,		October 10, 2001
			(Inception) through
	2004	2003	September 30, 2002

	(In thousands, except share and
	per share information)
Contract revenue	$269,940	$165,917	$—
Direct contract expense	196,388	120,559	—

Gross profit	73,552	45,358	—

Operating expenses:
Indirect contract expense	17,647	8,685	—
Research and development	399	177	—
General and administrative	28,117	19,909	91
Non-recurring transaction expense	—	726	—
Rental and occupancy expense	10,990	6,892	—
Depreciation and amortization	13,447	9,553	—
Stock-based compensation(1)	2,513	856	—
Bad debt expense (recovery)	590	(525)	—

Total operating expenses	73,703	46,273	91

Operating loss	(151)	(915)	(91)
Other income (expense):
Interest income	27	21	—
Interest expense	(16,835)	(11,724)	—
Other	1,865	2	—

Loss before income taxes	(15,094)	(12,616)	(91)
Income tax expense	(17)	—	—

Net loss	$(15,111)	$(12,616)	$(91)

Basic and diluted loss per share	$(4.91)	$(6.05)

Basic and diluted weighted average common shares outstanding	3,074,709	2,085,274

(1)	Stock based compensation is a separately reported component of general and administrative expense.

See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (DEFICIT)

			Additional
	Common	Common	Paid-In	Treasury	Treasury	Accumulated
	Shares	Stock	Capital	Shares	Stock	Deficit	Total

	(In thousands, except share information)
Balances at October 10, 2001 (inception)	—	$—	$—	—	$—	$—	$—
Issuance of common stock to KSOP Trust	100	—	1			—	1
Net loss for the period ended September 30, 2002	—	—	—	—	—	(91)	(91)

Balances at September 30, 2002	100	$—	$1	—	$—	$(91)	$(90)
Issuance of common stock to KSOP Trust	2,973,713	29	30,549	—	—	—	30,578
Purchase of common stock from KSOP Trust	(7,944)	—	—	7,944	(88)	—	(88)
Release of Treasury shares to KSOP Trust	7,944		28	(7,944)	88	—	116
Net loss for the period ended September 30, 2003	—	—	—	—	—	(12,616)	(12,616)

Balances at September 30, 2003	2,973,813	$29	$30,578	—	$—	$(12,707)	$17,900
Purchase of common stock from KSOP Trust	(99,927)	—	—	99,927	(1,562)	—	(1,562)
Release of Treasury shares to KSOP Trust	99,927	—	—	(99,927)	1,562	—	1,562
Issuance of common stock to KSOP Trust	402,384	5	6,954	—	—	—	6,959
Net loss for the year ended September 30, 2004	—	—	—	—	—	(15,111)	(15,111)

Balances at September 30, 2004	3,376,197	$34	$37,532	—	$—	$(27,818)	$9,748

See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
	Year Ended September 30,		October 10, 2001
			(Inception) through
	2004	2003	September 30, 2002

	(In thousands)
Cash flows from operating activities:
Net loss	$(15,111)	$(12,616)	$(91)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	13,447	9,553	—
Accretion of debt to face value	1,449	1,024	—
Amortization of debt issuance costs	1,462	353	—
Decrease in value of interest rate cap agreement	204	148	—
Change in fair value of redeemable common stock warrants	6,015	4,453	—
Stock-based compensation	2,513	856
Loss on disposal of assets	—	7	—
Gain on investments	(2,223)	(113)	—
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(14,160)	4,571	—
Other assets	(4,215)	793	86
Sale of marketable securities	405	—	—
Trade accounts payable and accruals	13,808	5,664	—
Other liabilities	2,081	(429)	—

Net cash provided by (used in) operating activities	5,675	14,264	(5)
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(21,678)	(60,099)	—
Capital expenditures	(3,678)	(1,329)	—
Proceeds from sale of investment securities	3,064	—	—
Purchase of investment securities	(1,333)	—	—

Net cash used in investing activities	(23,625)	(61,428)	—
Cash flows from financing activities:
Proceeds from Term B Senior Credit Facility note payable	50,000	—
Proceeds from senior note payable	—	35,000	10
Payment of debt issuance costs	(3,280)	(1,700)	—
Repayment of senior note payable	(29,250)	(5,750)	—
Repayment of mezzanine note payable	(750)	—
Proceeds from agreement with officer	750	—	1
Borrowings (repayments) under revolving credit facility	24,000	(6,185)	—
Repayment of LaSalle Bank revolving credit facility	(24,000)	—	—
Repayment of ITSC revolving credit facility	(375)	—	—
Purchase of interest rate cap agreement	(319)	(245)	—
Purchase of shares of common stock from ESOP Trust	(1,562)	(88)	—
Cash received from issuance of common stock to ESOP Trust	6,959	26,620	—

Net cash provided by financing activities	22,173	47,652	11
Net increase in cash	4,223	488	6
Cash at beginning of period	494	6	—

Cash at end of period	$4,717	$494	$6

ALION SCIENCE AND TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

			Period from
	Year Ended September 30,		October 10, 2001
			(Inception) through
	2004	2003	September 30, 2002

	(In thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$7,563	$3,774	$—
Cash paid (received) for taxes	(29)	(105)
Non-cash investing and financing activities:
Mezzanine note and warrants issued in connection with acquisition of selected operations of IITRI	—	20,343	—
Subordinated note and warrants issued in connection with acquisition of selected operations of IITRI	—	39,900	—
Bank debt assumed in connection with the acquisition of selected operations of IITRI	—	6,188	—
IITRI transaction costs assumed in connection with the acquisition of selected operations of IITRI	—	2,300	—
Additional non-cash consideration paid in connection with acquisition of selected operations of IITRI	—	1,520	—
Deferred compensation arrangement with officer	—	857	—
Common Stock issued to ESOP Trust in satisfaction of employer contribution liability	4,330	2,828	—

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

      Alion, a for-profit S Corporation, was formed in October 2001 for the purpose of purchasing substantially all of the assets and certain of the liabilities of IIT Research Institute (IITRI), a not-for-profit membership corporation affiliated with and controlled by the Illinois Institute of Technology. Prior to the acquisition of substantially all of the assets and liabilities of IITRI (the Transaction), the Company’s activities had been organizational in nature. On December 20, 2002, Alion acquired substantially all of the assets and liabilities of IITRI (Business), excluding the assets and liabilities of IITRI’s Life Sciences Operation, for aggregate total proceeds of $127.3 million consisting of (in thousands):

•	$58,571 cash, consisting of $56,721 paid to IITRI and $1,517 paid for certain transaction expenses on behalf of IITRI, and $333 paid for other transaction expenses;

•	$39,900 in seller notes to IITRI, with detachable warrants representing approximately 26% of the outstanding common stock of Alion at the closing date (on a fully diluted basis). The seller notes bear interest at an effective interest rate of 6.71% per annum. See notes 8 and 9;

•	$20,343 in mezzanine notes to IITRI, with detachable warrants representing 12% of the outstanding common stock of Alion at the closing date (on a fully diluted basis). The mezzanine notes bear interest at 12% per annum. See notes 8 and 9;

•	$2,300 in transaction costs less the $1,517 referenced above;

•	$6,188 in assumed IITRI debt due to its bank; and

•	$1,520 in additional amounts due to IITRI for purchase price adjustments related to the Life Sciences Operation.

      The acquisition was accounted for using the purchase method. The purchase price has been allocated to the acquired assets and assumed liabilities based on their estimated fair values at the date of acquisition. As a result of the Transaction, the Company recorded goodwill of approximately $63.6 million, which is subject to an annual impairment review, as discussed below. In addition, the Company recorded intangible assets of approximately $30.6 million, comprised of purchased contracts. The intangible assets have an estimated useful life of three years and is amortized using the straight-line method.

      The total purchase consideration of approximately $127.3 million was allocated to the fair value of the net assets acquired as follows (in thousands):

Cash and restricted cash	$1,187
Accounts receivable	47,485
Other current assets	3,784
Acquired contracts	30,645
Goodwill	63,610
Fixed assets	9,094
Liabilities assumed	(28,500)

$127,305

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

      The consolidated financial statements are prepared on the accrual basis of accounting and include the accounts of Alion and its wholly-owned subsidiaries: Human Factors Application, Inc. (HFA), acquired at the time of the Transaction, and Innovative Technology Solutions Corporation (ITSC) and Identix Public Sector (IPS), which were acquired during the year ended September 30, 2004. All significant intercompany accounts have been eliminated in consolidation.

Fiscal, Quarter and Interim Periods

      The Company’s fiscal year ends on September 30. Beginning with the fiscal year ended September 30, 2004, the Company began operating based on a three-month quarter, four-quarter fiscal year. For the fiscal year ended September 30, 2003, the Company operated on a thirteen-period fiscal year that consisted of three, four-week periods in its first interim period; three, four-week periods in its second interim period; four, four-week periods in its third interim period; and the balance of the fiscal year of approximately three, four-week periods in its fourth interim period. Accordingly, any comparisons or references made between or with respect to interim or quarterly periods, will need to consider the differing lengths of time.

Use of Estimates

      The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of operating results during the reported period. Actual results are likely to differ from those estimates, but the Company’s management does not believe such differences will materially affect the Company’s financial position, results of operations, or cash flows.

Reclassifications

      Where appropriate, certain items relating to prior years have been reclassified to conform to the current year presentation.

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

      Revenue on cost-reimbursement contracts is recognized as costs are incurred and include a proportionate share of the fees earned.

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Income Taxes

      The Company is an S corporation under the provisions of the Internal Revenue Code. For federal and certain state income tax purposes, the Company is not subject to tax on its income. Such income is allocated to the Company’s shareholder, Alion Science and Technology Corporation’s Employee Stock Ownership Savings and Investment Plan. The Company may be subject to state income taxes in those states that do not recognize S corporations. Additionally, the Company may be subject to additional types of taxes including franchise and business taxes. As of September 30, 2004, the Company’s tax basis in its assets exceeds its book basis by approximately $29.0 million.

      The Company’s operating subsidiaries, HFA and ITSC, are qualified subchapter S entities that are not treated as separate corporations for federal income tax purposes.

Restricted Cash

      Restricted cash represents short-term restricted cash received from a customer as an advance payment on a contract. This short-term restricted cash is utilized as work is performed in accordance with the contract.

Accounts Receivable and Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts

      Accounts receivable include billed accounts receivable, amounts currently billable and costs and estimated earnings in excess of billings on uncompleted contracts. Costs and estimated earnings in excess of billings on uncompleted contracts represent accumulated project expenses and fees which have not been billed or are not currently billable as of the date of the consolidated balance sheet. These amounts are stated at estimated realizable value and aggregated $14.6 million and $8.7 million at September 30, 2004 and 2003, respectively. Costs and estimated earnings in excess of billings on uncompleted contracts at September 30, 2004 include $2.0 million related to costs incurred on projects for which the Company has been requested by the customer to begin work under a new contract or extend work under an existing contract, but for which formal contracts or contract modifications have not been executed. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable losses in the Company’s existing billed and unbilled accounts receivable. The Company determines the allowance using specific identification and historical write-off experience based on the age of the population.

      Billings in excess of costs and estimated earnings and advance collections from customers represent amounts received from or billed to commercial customers in excess of project revenue recognized to date.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Other Intangibles

      The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, which requires, among other things, the discontinuance of goodwill amortization. Under SFAS 142, goodwill is to be reviewed at least annually for impairment or more frequently if events or changes in circumstances indicates the asset might be impaired; the Company has elected to perform this review annually at the end of each fiscal year. An impairment loss would be recognized if the carrying amount of goodwill exceeds its fair value. The Company completed the fiscal 2004 annual goodwill impairment analysis in the fourth quarter of fiscal 2004. Based on this analysis, the Company concluded that no goodwill impairment exists as of September 30, 2004.

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

Fair Value of Financial Instruments

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value. It is impracticable for the Company to estimate the fair value of its subordinated debt because the only market for this financial instrument consists of principal to principal transactions.

Cash, cash equivalents, and accounts receivable

      The carrying amount approximates fair value because of the short maturity of those instruments.

Marketable securities

      The fair values of these investments are estimated based on quoted or market prices for these or similar instruments.

Senior Long-term debt

      The carrying amount of the Company’s senior debt approximates fair value which is estimated on current rates offered to the Company for debt of the same remaining maturities.

Interest rate cap

      The fair value of the Company’s financial instruments is estimated based on current rates offered to the Company for contracts with similar terms and maturities.

Redeemable common stock warrants

      The Company uses an option pricing model to estimate the fair value of its redeemable common stock warrants.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Employee Stock Ownership Plan (ESOP) and Stock Ownership Trust

      On December 19, 2001, the Company adopted the Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan (the “Plan”) and the Alion Science and Technology Corporation Employee Ownership, Savings and Investment Trust (the “Trust”). The Plan, a tax qualified retirement plan, includes an ESOP component and a non-ESOP component. In March 2003, the Company filed an application for a determination letter from the Internal Revenue Service that the Plan and Trust qualify under Sections 401(a) and 501(a) of the Internal Revenue Code of 1986, as amended. The Company believes that the Plan and Trust have been designed and are currently being operated in compliance with the applicable requirements of the IRC.

(4)	Pensions and Postretirement Benefits

      The Company sponsors a medical benefits plan providing certain medical, dental, and vision coverage to eligible employees and former employees. The Company has a self-insured funding policy with a stop-loss limit under an insurance agreement.

      The Company also provides postretirement medical benefits for employees who meet certain age and service requirements. Retiring employees may become eligible for those benefits at age 55 if they have 20 years of service, or at age 60 with 10 years of service. The plan provides benefits until age 65 and requires employees to pay one-quarter of their health care premiums. A small, closed group of employees is eligible for coverage after age 65. These retirees contribute a fixed portion of the health care premium. The estimated contribution to premiums from retirees is an aggregate of $125,000.

      There were no plan assets as of September 30, 2004 and 2003. The Company uses an October 1 measurement date.

      Following is a reconciliation of the plan’s accumulated postretirement benefit obligation (in thousands):

	2004	2003

Accumulated postretirement benefit obligation as of September 30:
Retirees	$1,118	$849
Fully eligible active plan participants	812	717
Other active plan participants	1,672	1,372

	$3,602	$2,938

Reconciliation of beginning and ending benefit obligation:
Benefit obligation at beginning of period	$2,938	$3,113
Service cost	119	74
Interest cost	178	156
Actuarial (gain) loss	579	(381)
Benefits paid	(212)	(24)

Benefit obligation at September 30	$3,602	$2,938

      Following is a reconciliation of the funded status of the plan (in thousands):

Funded status of the plan:
Obligation at September 30	$(3,602)	$(2,938)
Unrecognized net loss (gain)	204	(381)

Accrued postretirement benefits included in the consolidated balance sheet	$(3,398)	$(3,319)

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of net periodic postretirement benefit cost for the years ended September 30, 2004 and 2003 are as follows (in thousands):

	2004	2003

Service cost	$119	$74
Interest cost	178	156
Amortization of net (gain) loss	(6)	—

Net periodic postretirement benefit cost	$291	$230

      The weighted-average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also the net periodic benefit costs.

	2004	2003

Accumulated post retirement benefit obligation at October 1	6.00%	6.25%
Service and interest cost portions of net periodic postretirement benefit costs	6.25%	6.75%

      The following table displays the assumed health care trends used to determine the accumulated postretirement benefit obligation:

	2004	2003

Health care cost trend rate assumed for next year	10.5%	11.0%
Rate to which the cost trend rate is assumed to decline (ultimate trend rates)	5.5%	5.5%
Year the rate reaches the ultimate trend rate	2014	2014

      A one-percentage-point change in assumed health care cost trend rates would have the following effect (in thousands):

	One-Percentage-	One-Percentage-
	Point Increase	Point Decrease

Total interest and service cost	$37	$(34)
Accumulated postretirement benefit obligation	270	(245)

      Estimated future benefit payments -fiscal years ending September 30:

2005	$232
2006	$232
2007	$228
2008	$245
2009	$277
2010 - 2014	$1,705

      In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduced a prescription drug benefit under Medicare Part D and a federal subsidy to sponsors of retirement health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company has elected to defer the recognition of the effect, if any, of the Act until such time when the authoritative guidance is issued. Any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the Company’s financial statements do not reflect the effect of the Act. The Company has a small, closed group of retirees covered for medical after age 65, thus the effect of the Act is not expected to be material.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Loss Per Share

      Basic and diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Prior to the sale of shares of common stock to the ESOP, the Company’s capital structure consisted of 100 shares of common stock issued and outstanding. Accordingly, historical earnings per share information for periods prior to the Transaction have not been presented as it is not indicative of the Company’s ongoing capital structure.

      Loss per share excludes the impact of warrants and stock appreciation rights described herein as this impact would be anti-dilutive for all periods presented.

(6)	Shareholder’s Equity, Subject to Redemption

      The Company’s common stock is owned by the Alion Science and Technology Corporation Employee Ownership, Savings and Investment Trust (the Trust). The Company provides a put option to any participant or beneficiary who receives a distribution of common stock which permits the participant or beneficiary to sell such common stock to the Company during certain periods, at the estimated fair value price per share, which was at $19.94 per share as of September 30, 2004. Accordingly, all of the Company’s equity is classified as subject to redemption in the accompanying consolidated balance sheets. The estimated fair value price per share is determined based upon a valuation performed by an independent, third-party firm. The Company may allow the Trust to purchase shares of common stock tendered to the Company under the put option.

      Certain participants have the right to sell their shares distributed from the participant’s account that were acquired on the closing date of the Transaction at a value per share equal to the greater of the original purchase price and the estimated fair value price per share of the common stock.

(7)	Goodwill and Intangible Assets

      As of September 30, 2004, the Company has recorded goodwill of approximately $83.0 million, which is subject to an annual impairment review. During the fiscal year ended September 30, 2004, goodwill increased by approximately $17.5 million primarily as a result of recording additional obligations of $7.7 million related to earn out arrangements for historical acquisitions and approximately $9.6 million for the acquisitions described in Note 15. For the acquisitions described in Note 15, the Company’s allocation of purchase price is preliminary and subject to adjustment.

      As of September 30, 2004, the Company has recorded intangible assets of approximately $13.7 million comprised primarily of contracts purchased from IITRI of approximately $12.4 million. For the acquisitions described in Note 15, as of September 30, 2004, the Company recorded intangible assets of approximately $1.2 million for purchased contracts. The intangible assets have an estimated useful life of one to three years and are being amortized using the straight-line method.

      Amortization expense was approximately $10.6 million for the fiscal year ended September 30, 2004. Amortization expense is estimated to be approximately $10.7 million, $2.7 million and $0.2 million for the fiscal years ended September 30, 2005, 2006, and 2007, respectively.

(8)	Long-Term Debt

      To fund the Transaction described in Note 1, the Company entered into various debt agreements (i.e., Senior Credit Agreement, Mezzanine Note, and Subordinated Note) on December 20, 2002. On August 2, 2004, the Company entered into a new Term B Senior Credit Facility with Credit Suisse First Boston (CSFB)(Term B Senior Credit Facility), and used the proceeds to extinguish the LaSalle Bank senior term note, the LaSalle Bank revolving credit facility and, subsequent to September 30, 2004, the Mezzanine Note.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The discussion below describes the Term B Senior Credit Facility and the initial debt agreements used to finance the Transaction.

Term B Senior Credit Facility

      On August 2, 2004, the Company entered into the Term B Senior Credit Facility administered by CSFB consisting of a $30.0 million revolving credit facility, a Senior Secured Term B Loan for $100.0 million, and a $50.0 million uncommitted Incremental Term Loan “accordion” facility. The total principal amount that may be borrowed under the Senior Credit Facility is $180.0 million.

      During the first four years of the term, principal under the Senior Secured Term B Loan is payable quarterly in an amount equal to 0.25 percent of the principal amount then outstanding. During the fifth and final year of the term, the Company is obligated to pay quarterly installments of principal in an amount equal to 24 percent of the principal amount then outstanding. All principal obligations under the senior revolving credit facility are to be repaid in full no later than August 2, 2009.

      The Senior Secured Term B Loan and the revolving credit facility each may bear interest at either of two floating rates. The Company may elect that interest be payable on our $100.0 million Senior Secured Term B Loan at an annual rate equal to the prime rate charged by CSFB plus a maximum spread of 225 basis points or at an annual rate equal to the Eurodollar rate plus a maximum spread of 275 basis points. As of September 30, 2004, the applicable interest rate was 4.34%.

      The Term B Senior Credit Facility requires the Company to enter into an interest rate hedge agreement acceptable to CSFB which fixes or caps the actual interest the Company will pay on no less than 40 percent of our long-term indebtedness. On August 2, 2004, the Company elected to have the Senior Secured Term B Loan bear interest at the Eurodollar rate, which was approximately 1.6 percent as of August 2, 2004, plus the applicable margin, which totaled approximately 4.35 percent (i.e., LIBOR 1.6 percent plus 2.75 percent Eurodollar spread). On August 16, 2004, the Company entered into an interest rate cap agreement effective September 30, 2004 with one of the Company’s senior lenders. Under this agreement, in exchange for the Company’s payment to the senior lender of approximately $319,000, the Company’s maximum effective rate of interest payable with regard to a portion of the outstanding principal balance of the Term B Senior Credit Facility is not to exceed 6.64 percent (i.e., LIBOR 3.39 percent cap plus maximum 2.75 percent Eurodollar spread) for the period September 30, 2004 through September 29, 2005 and is not to exceed 7.41 percent (i.e., LIBOR 4.66 percent plus 2.75 percent maximum Eurodollar spread) for the period September 30, 2005 through September 29, 2007.

      The terms of borrowings under the Incremental Term Loan Facility will be established at the time the borrowings, if any, are made. If the Company borrows under the Incremental Term Loan facility and certain economic terms of the Incremental Term Loan, including applicable yields, maturity dates and average life to maturity, are more favorable to the incremental term loan lenders than the comparable economic terms under the Senior Secured Term B Loan or the revolving credit facility, then the Term B Senior Credit Facility provides that the applicable interest rate spread will be adjusted upward. The upward adjustment will take place if the yield payable under the incremental term loan exceeds the yield under the Senior Secured Term B Loan or revolving credit facility by more than 50 basis points. The effect of this provision is that if the Company borrows under the Incremental Term Loan Facility, that borrowing may increase the cost of borrowings under the Senior Secured Term B Loan and the revolving credit facility. Under the terms of the Senior Secured Term B Loan, the Company is subject to certain financial covenants with respect to the Company’s maximum leverage ratio and our interest coverage ratio.

      On August 2, 2004, the Company borrowed $50.0 million under the Senior Secured Term B Loan to retire its outstanding Senior Term Note and revolving credit facility under the Senior Credit Agreement with LaSalle Bank. The Company paid approximately $47.2 million in principal (approximately $23.2 million to

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

redeem the senior term note and $24.0 million on the revolving credit facility) and accrued and unpaid interest and approximately $3.3 million in transaction fees associated with the refinancing.

      On October 1, 2004, the Company drew down approximately $22.0 million on the Senior Secured Term B Loan to retire its existing Mezzanine Note in the approximate principal amount of $19.6 million, plus approximately $1.8 million prepayment premium, and $0.6 million for accrued and unpaid interest.

      The Company is permitted to use any future proceeds it might receive from the currently uncommitted Incremental Term Loan Facility to finance permitted acquisitions and to make certain put right payments required under the Company’s Mezzanine Warrant, if the put rights are exercised, and for any other purpose permitted by Incremental Term Loans, as defined in the Term B Senior Credit Facility, if and when they are funded.

Senior Credit Agreement

      On December 20, 2002, the Company executed a Senior Credit Agreement among LaSalle Bank National Association, US Bank, National Cooperative Bank, Orix Financial Services, Inc. and BB&T Bank to refinance and replace IITRI’s prior credit arrangements and to finance, in part, the Transaction. The Senior Credit Agreement consists of a $35.0 million Senior Term Note and a $25.0 million revolving credit facility. All principal obligations under the Senior Credit Agreement are to be repaid in full no later than December 20, 2007. The Senior Credit Agreement is secured by a first priority, perfected security interest in all of the Company’s current and future tangible and intangible property. On December 20, 2002, the Company paid $1.7 million to obtain this facility which was recorded as debt discount. The Company is using the effective interest method to accrete the value of long-term debt to its face value. For the fiscal year ended September 30, 2004, the Company recognized approximately $1.3 million of interest expense related to accretion of this discount.

      Under the Senior Credit Agreement, balances drawn on the revolving credit facility bore interest at the LaSalle Bank prime rate plus 200 basis points. As a result of the aforementioned refinancing, which occurred on August 2, 2004, the revolving credit facility and senior term loan were extinguished. As of August 2, 2004, the Company had approximately $24.0 million borrowed under the revolving credit facility at an interest rate equal to approximately 6.25% (LaSalle Bank prime rate plus 200 basis points).

      Prior to the aforementioned refinancing, which occurred on August 2, 2004, the Company had approximately $47.2 million in borrowings under the Senior Credit Agreement, which bore interest at either of two floating rates: a per year rate equal to the Eurodollar rate plus 350 basis points, or LaSalle’s prime rate (base rate) plus 200 basis points.

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

      The Company entered into an interest rate cap agreement effective as of February 3, 2003 with one of its senior lenders. Under this agreement, the Company’s maximum effective rate of interest payable on the first $25 million of principal under its term note is not to exceed 6%. Any interest the Company pays on the first $25 million of principal in excess of 6% will be reimbursed to the Company semiannually by the senior lender pursuant to the cap agreement. This cap agreement expires February 3, 2007. As a result of the aforementioned refinancing, which occurred on August 2, 2004, the current cap agreement fair value of approximately $0.047 million was reduced to zero and $0.047 million was recognized as additional interest expense in the fourth quarter of fiscal year 2004.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mezzanine Note

      On December 20, 2002, the Company issued to IITRI a Mezzanine Note securities purchase agreement (Mezzanine Note) with a face value of approximately $20.3 million. The Mezzanine Note served as part of the consideration for the Transaction. On July 1, 2004, the Illinois Institute of Technology (IIT) acquired all of IITRI’s rights and interests in the Mezzanine Note and the related Warrant Agreement. The Company is required to pay interest on the Mezzanine Note at a rate of 12% per year, based on a 360-day year of twelve 30-day months. Interest is payable quarterly in cash. The Company is required to pay the outstanding principal amount of the Mezzanine Note in a lump sum on December 20, 2008. The Mezzanine Note is subordinate to the Senior Term Note, but ranks senior to the Subordinated Note.

      Under the terms of the Senior Credit Agreement and Mezzanine Note, the Company is subject to covenants including financial covenants with respect to minimum fixed charge coverage, maximum total senior leverage, maximum total leverage, maximum capital expenditures, minimum EBITDAE, as defined, and other customary covenants.

      On March 28, 2003, an officer of the Company purchased a portion of the Company’s Mezzanine Note owned by IITRI for $750,000, its face value (as described below in “Other Notes and Agreements”).

      As a result of the aforementioned refinancing, which occurred on August 2, 2004, the Mezzanine Note in the approximate principal amount of $19.6 million was extinguished on October 1, 2004 as described in Note 19.

Subordinated Note

      On December 20, 2002, the Company issued a seller note to IITRI under a seller note securities purchase agreement (Subordinated Note) with a face value of $39.9 million. The Subordinated Note served as part of the consideration for the Transaction. On July 1, 2004, the Illinois Institute of Technology (IIT) acquired all of IITRI’s rights and interests in the Subordinated Note and the related Warrant Agreement. The Subordinated Note bears interest at a rate of 6% per year through December 2008 payable quarterly by the issuance of non-interest bearing notes (paid-in-kind notes or PIK notes) maturing at the same time as the Subordinated Note. The issuance of the PIK notes will have the effect of deferring the underlying cash interest expense on the Subordinated Note, but because the PIK notes will not themselves bear interest, they will not have the effect of compounding any interest on these interest payment obligations. Commencing December 2008, the Subordinated Note will bear interest at 16% per year payable quarterly in cash through the time of repayment in full of the Subordinated Note. Principal on the Subordinated Note will be payable in equal installments of $19.95 million in December 2009 and December 2010; the PIK notes are also due in equal installments of $7.2 million on these same dates.

Other Notes and Agreements

      On December 20, 2002, the Company entered into a $0.9 million deferred compensation agreement with Dr. Bahman Atefi, its President, CEO and Chairman, as a condition to completing the Transaction, with payment terms substantially equivalent to those of the Mezzanine Note, and issued Dr. Atefi detachable warrants representing the right to buy approximately 22,062 shares of Alion common stock at an exercise price of $10.00 per share, with put rights similar to those contained in the warrants accompanying the Mezzanine Note.. On October 29, 2004, Dr. Atefi elected to redeem the amount due under his deferred compensation agreement with Alion. Dr. Atefi was paid approximately $0.9 million, plus $0.2 million in accrued interest. The warrants relating to the deferred compensation agreement remain outstanding.

      On March 28, 2003, an officer of the Company purchased a portion of the Company’s Mezzanine Note owned by IITRI for $750,000, its face value, along with warrants to purchase 19,327 shares of Alion’s common

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock at an exercise price of $10.00 per share. On November 12, 2003, the Company purchased the portion of the Mezzanine Note and warrants from the officer for an aggregate purchase price of $1,034,020.

      On February 11, 2004, the Company borrowed $750,000 from an officer of the Company. In exchange, on June 7, 2004, the Company issued a promissory note in the principal amount of $750,000 to the officer. The promissory note bears interest at a rate of 15% per year, payable quarterly. The annual interest period was effective beginning February 11, 2004. The Company is required to pay the outstanding principal amount of the Promissory Note in a lump sum on March 31, 2009. On December 9, 2004, the Promissory Note was extinguished. An amount of $750,000 plus accrued interest of $21,635 was paid to the officer.

      As of September 30, 2004, for the aforementioned debt agreements, the remaining fiscal year principal repayments (at face amount before debt discount) are as follows:

	6-Fiscal Year Period

	2005	2006	2007	2008	2009	2010	Total

				($ In millions)
Senior Secured Term B Loan(1)	$0.50	$0.50	$0.50	$0.50	$48.0	—	$50.0
Mezzanine Note(2)	19.59	—	—	—	—	—	19.59
Subordinated Seller Note(3)	—	—	—	—	19.95	19.95	39.90
Subordinated Paid in Kind Note(4)	—	—	—	—	7.20	7.20	14.40
Agreements with officers(5)	1.61	—	—	—	—		1.61

Total principal payments	$21.70	$0.50	$0.50	$0.50	$75.15	$27.15	$125.50

(1)	The Term B Senior Credit Facility requires the Company to repay 1 percent of the principal balance outstanding under the senior term loan during the first four years (i.e., fiscal years 2005 through 2008) of the Term B Senior Credit Facility’s term and 96 percent of the principal balance outstanding during the fifth and final year of the term. The Term B Senior Credit Facility also requires the Company to make mandatory prepayments of principal depending upon whether the Company generates certain excess cash flow in a given fiscal year, issue certain equity, issue or incur certain debt or sell certain assets. Due to the uncertainty of these payments, the table does not reflect any such payments. The approximate $50.0 million includes, as of September 30, 2004, approximately $3.2 million of the remaining unamortized debt discount. Approximately $3.3 million of debt issuance costs were originally recorded as debt discount.

(2)	Repayment of $19.6 million for the face value of Mezzanine Note. The approximate $19.6 million includes, as of September 30, 2004, approximately $2.1 million of the remaining unamortized debt discount, assigned to the fair value of the detachable warrants. At date of issuance, December 20, 2002, approximately $3.1 million was assigned as the fair value of the warrants in accordance with Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially settled in, a Company’s Own Stock.” The $19.6 million repayment is to be financed by the Senior Secured Term B Loan and is disclosed as a long-term liability on the consolidated balance sheet as of September 30, 2004.

(3)	Repayment of $39.9 million for the face value of the Subordinated Seller Note in two equal payments of $19.95 million in years 2009 and 2010. The $39.9 million includes, as of September 30, 2004, approximately $5.7 million of the remaining unamortized debt discount, assigned to fair value of the detachable warrants. At date of issuance, December 20, 2002, approximately $7.1 million was assigned as the fair value of the warrants in accordance with Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially settled in, a Company’s Own Stock.”

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	During the eight-year term of the Subordinated Note, approximately $14.4 million of principal accretes to the note through the PIK. These amounts are included in the principal payments in fiscal years 2009 and 2010. In fiscal years 2009 and 2010, interest will be 16% paid quarterly in cash. The principal, together with the outstanding balance of the PIK notes will be paid in equal amounts at the end of fiscal years 2009 and 2010.

(5)	Repayment of $0.86 million agreement with officer. Repayment of $0.75 million promissory with officer.

(9)	Redeemable Common Stock Warrants

      In connection with the issuance of the Mezzanine Note, Subordinated Note, and the Deferred Compensation Agreement described in Note 8, the Company issued 524,229, 1,080,437, and 22,062, respectively, detachable redeemable common stock warrants (the Warrants) to the holders of those instruments. As of July 1, 2004, IITRI transferred all of its rights, title and interest in the warrants to the Illinois Institute of Technology. The Warrants have an exercise price of $10 per share and are exercisable until December 20, 2008 for the warrants associated with the Mezzanine Note and the Deferred Compensation Agreement and until December 20, 2010 for the warrants associated with the Subordinated Note. In addition, the Warrants enable the holders to sell the warrants back to the Company, at predetermined times, at the then current fair value of the common stock less the exercise price. Accordingly, the Warrants are classified as debt instruments in accordance with Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The estimated fair value of the Warrants of approximately $10.3 million on the date of issuance was recorded as a discount to the face value of the notes issued and as a liability in the accompanying consolidated balance sheet. The estimated fair value of the Warrants was $20.8 million as of September 30, 2004. Changes in the estimated fair value of the Warrants are recorded as interest expense in the accompanying consolidated statements of operations.

(10)	Leases

      Future minimum lease payments under non-cancelable operating leases for buildings, equipment and automobiles at September 30, 2004 are set out below. Under these operating leases, the Company subleased some excess capacity to subtenants under non-cancelable operating leases.

      In connection with the IPS acquisition, the Company assumed two operating leases at above-market rates and recorded a loss accrual of $4.4 million based on the estimated fair value of the lease liabilities assumed which is being amortized over the lease terms. The loss accrued was $3.8 million at September 30, 2004. In connection with the IPS acquisition, the Company also acquired a related sub-lease at above-market rates. Based on the estimated fair value of the sublease, the Company recognized an asset of $0.6 million which is being amortized over the lease term. The remaining asset value was $0.5 million at September 30, 2004.

Fiscal Years Ending:	(In Thousands)

2005	$12,640
2006	12,259
2007	12,128
2008	11,628
2009	11,286
and thereafter	12,007

Gross lease payments	71,448
Less: non-cancelable subtenant receipts	8,778

Net lease payments	$62,670

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Rent expense under operating leases was $10.5 million and $8.2 million for the years ended September 30, 2004 and 2003, respectively. Sublease rental income under operating leases was $0.8 million for the year ended September 30, 2004.

(11)	Fixed Assets

      Fixed assets at September 30 consisted of the following:

	2004	2003

	(In thousands)
Leasehold improvements	$1,992	$626
Equipment and software	13,358	9,784

Total cost	15,350	10,410

Less accumulated depreciation and amortization	4,572	1,714

Net fixed assets	$10,778	$8,696

      Depreciation and leasehold amortization expense for fixed assets was approximately $2.8 million and $1.7 million for fiscal years ended September 30, 2004 and 2003, respectively.

(12)	Stock Appreciation Rights

      Alion’s board of directors adopted a Stock Appreciation Rights (SAR) Plan in November 2002. The SAR plan has a term of ten years. Awards may be granted under the plan to directors, officers, and employees. Outstanding SAR awards cannot exceed the equivalent of 10% of the Company’s outstanding shares of common stock on a fully diluted basis. A grantee has the right to receive payment upon exercise equal to the difference between the appraised value of a share of Alion common stock as of the grant date and the appraised value of a share of Alion common stock as of the exercise date based on the most recent valuation of the shares of common stock held by the ESOP. Awards vest at 20% per year for employees. Awards to members of the Company’s board of directors, other than Dr. Atefi, vest ratably over each member’s then-current term of office. SARs may be exercised at any time after grant to the extent they have vested. As of September 30, 2004, the Company had granted 242,350 outstanding SARs which may be summarized as follows:

	Number of	Number of SARs
	SARs	Granted to			Cumulative
	Granted to	Board	Total Number of	Exercise	Number of
Effective Date of Grant	Employees	of Directors	SARs Granted	Price/Share	SARs Granted

December 23, 2002	68,550	29,400	97,950	$10.00/share	97,950
May 15, 2003	300		300	$11.13/share	98,250
June 5, 2003	300		300	$11.13/share	98,550
December 21, 2003	131,200	12,600	143,800	$14.71/share	242,350

      As of September 30, 2004, 12,600 SARs have been exercised and 8,850 SARs have been forfeited.

      The Company recognized approximately $0.7 million and $0.2 million in compensation expense associated with this plan for the years ended September 30, 2004 and 2003, respectively.

(13)	Phantom Stock Program

      In February 2003, the compensation committee of Alion’s board of directors approved the Company’s phantom stock plan which was subsequently adopted by the full board of directors. Phantom stock refers to hypothetical shares of Alion common stock. Upon vesting, recipients are entitled to receive an amount of

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

money equal to the product of the number of hypothetical shares vested and the then-current value of Alion common stock, based on the most recent valuation of the shares of common stock held by the ESOP.

      The phantom stock plan has a term of ten years. The board of directors and the compensation committee may each grant key management employees awards of phantom stock. The phantom stock awards vest according to the following schedule:

	Vested Amount for
	Grant in

	February	November
Anniversary from Grant Date	2003	2003

1st	—	20%
2nd	—	20%
3rd	50%	20%
4th	25%	20%
5th	25%	20%

      As of September 30, 2004, the Company had 223,685 shares of phantom stock outstanding which may be summarized as follows:

	Shares of	Cumulative
	Phantom Stock	Shares of
	Awarded to	Phantom Stock
Effective Date of Grant	Employees	Awarded

February 11, 2003	171,000	171,000
November 11, 2003	52,685	223,685

      The Company recognized approximately $1.5 million and $0.4 million in compensation expense associated with this plan for the years ended September 30, 2004 and 2003, respectively.

(14)	Segment Information and Customer Concentration

      The Company operates in one segment, delivering a broad array of scientific and engineering expertise to research and develop technological solutions for problems relating to national defense, public health and safety, and nuclear safety and analysis under contracts with the federal government, state and local governments, and commercial customers. The Company’s federal government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use the Company’s services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization.

      Contract receivables from agencies of the federal government represented approximately $68.6 million, or 96%, of accounts receivable at September 30, 2004 and $42.1 million, or 98%, of accounts receivable at September 30, 2003. Contract revenues from agencies of the federal government represented approximately 98% and 99% of total contract revenues during the years ended September 30, 2004 and 2003, respectively.

(15)	Business Combinations

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Acquisition of Innovative Technologies Solutions Corporation and Identix Public Sector, Inc.

      On October 31, 2003, Alion acquired 100% of the outstanding stock of Innovative Technologies Solutions Corporation (ITSC) for $4.0 million. The transaction is subject to an earn out provision not-to-exceed $2.5 million. ITSC is a New Mexico corporation with approximately 53 employees, the majority of whom are located in New Mexico. ITSC provided nuclear safety and analysis services to the U.S. Department of Energy (DOE) as well as to the commercial nuclear power industry. As of September 30, 2004, the Company has recorded approximately $3.5 million of goodwill relating to this acquisition. ITSC’s results of operations are included in Alion’s operations from the date of acquisition. The pro forma impact of this acquisition was not significant.

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

      At closing, the Company reimbursed IPS’s parent company $0.9 million for intercompany payables. Subsequent payments totaling approximately $1.7 million for intercompany payables were made in the three successive months following the closing. Per the agreement, a contingent payment of $0.5 million was placed in escrow and may be due from the Company in the future. The payment is contingent on the Company having the opportunity to compete or bid for services on certain government solicitations. The initial purchase price allocation is as follows:

(In Thousands)

Cash	$1
Accounts receivable (net)	8,633
Other current assets	1,370
Acquired contracts	1,387
Property, plant and equipment (net)	1,237
Goodwill	6,088
Liabilities assumed	(10,216)

Total	$8,500

      The allocation of purchase price is preliminary as the Company completes its valuation of the fair value of assets acquired and liabilities assumed. As of September 30, 2004, the Company has recorded approximately $6.1 million of goodwill relating to this acquisition and approximately $1.1 million of intangible assets related to acquired contracts to be amortized over three years.

      The results of operations for IPS are included in Alion’s operations from the date of acquisition.

      The table below sets out the unaudited pro forma effects of the IPS acquisition on the Company’s revenue, net income and earnings per share as though the IPS acquisition had taken place on first day of each fiscal year presented. This pro forma adjustment is in addition to the unaudited pro forma effects of the Alion

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisition of Selected Operations of IITRI included in the year-to-date numbers below for the 2003 fiscal year.

      For the fiscal year ended September 30, 2003, the pro forma information includes pro forma adjustments to reverse historical amortization expense related to pre-Transaction goodwill, to record the amortization of identifiable intangible assets, to record interest expense on debt issued to finance the Transaction, to record the amortization of debt issuance costs, and to record the accretion of debt to face value to reflect the discount for the estimated fair value of warrants issued.

      The unaudited pro forma information does not purport to be indicative of the results of operations that would have actually been achieved if the transactions had occurred on the dates indicated or the results of operations that will be reported in the future.

	Fiscal Year Ended September 30, 2004			Fiscal Year Ended September 30, 2003

		IPS	Alion	Alion	IPS	Alion
	Alion	Pro Forma(1)	Pro Forma	Pro Forma	Pro Forma	Pro Forma

Revenue	$269,940	$11,213	$281,153	$213,182	$38,216	$251,398
Net income (loss)	$(15,111)	$(3,911)	$(19,022)	$(20,748)	$183	$(20,565)
Weighted average shares outstanding	3,074,709	3,074,709	3,074,709	2,649,747	2,649,747	2,649,747
Earnings (loss) per share	$(4.91)	$(1.27)	$(6.19)	$(7.83)	$0.07	$(7.76)

(1)	The unaudited IPS pro forma loss for the year ended September 30, 2004 included a loss on the sublease of a facility of $4.1 million.

(16)	Related Party Transactions

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

      On February 11, 2004, the Company borrowed $750,000 from an officer of the Company and, in exchange, the Company issued a Promissory Note in the principal amount of $750,000 with interest at a rate of 15% per annum, to be paid quarterly, until March 31, 2009 when the principal amount becomes due. The annual interest period was effective beginning February 11, 2004. On December 9, 2004, the Promissory Note with officer was extinguished. An amount of $750,000 plus accrued interest of $21,635 was paid to the officer.

(17)	Commitments and Contingencies

Earn Out Commitments

      The Company has earn out commitments related to the following acquisitions:

      AB Technologies (AB Tech) — Earn out is based on an agreed-upon formula applied to net income of the business units that formerly comprised AB Tech. The earn out obligation continues through February 7, 2005, the fifth anniversary of the original acquisition date.

      ITSC — Earn out is based on a portion of the gross revenue of the business units that formerly comprised ITSC. The obligation continues through September 30, 2005.

      In the opinion of management, the realization of the amounts due under these arrangements will not have a material adverse effect upon the financial position, results of operations, or the liquidity of the Company.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Legal Proceedings

      The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect upon the financial position, results of operations, or liquidity of the Company.

Government Audits

      The amount of government contract revenue and expense reflected in the consolidated financial statements attributable to cost reimbursement contracts is subject to audit and possible adjustment by the Defense Contract Audit Agency (DCAA). The government considers the Company to be a major contractor and DCAA maintains an office on site to perform its various audits throughout the year. DCAA has concluded its audits of the Company’s indirect exp ense rates and cost accounting practices through fiscal year 2001. There were no significant cost disallowances for the fiscal years ended September 30, 2000 and 2001. The results of the audits for 2002, 2003, and 2004 are not expected to have a material effect on the results of future operations.

(18)	Interim Period Information (Unaudited, in thousands)

      See Note 2 for a description of the Company’s fiscal year 2004 quarters and fiscal year 2003 interim periods.

	2004 Quarters

	1st	2nd	3rd	4th

Revenue	$58,591	$64,712	$69,808	$76,829
Net loss	$(4,292)	$(3,386)	$(2,805)	$(4,628)
Loss per share	$(1.45)	$(1.16)	$(0.87)	$(1.45)

	2003 Interim Periods

	1st			2nd	3rd	4th

Revenue		$—		$49,005	$65,134	$51,778
Net loss		$(41)		$(3,075)	$(2,693)	$(6,807)
Loss per share	$	N/A	(a)	$(1.19)	$(1.00)	$(3.26)

(a)	Prior to the sale of shares of common stock to the ESOP Trust on December 20, 2002, the Company’s activities were organizational in nature and the Company’s capital structure consisted of 100 shares of common stock issued and outstanding. Accordingly, earnings per share information has not been presented as it is not indicative of the Company’s prospective capital structure.

(19)	Subsequent Event

      On October 1, 2004, the Company borrowed $22.0 million under the Senior Secured Term B Loan. The Company used the proceeds of the October 1, 2004, borrowing to redeem the Mezzanine Note for approximately $19.6 million, to pay a prepayment penalty of approximately $1.8 million and to pay approximately $0.6 million in accrued interest. The Company recognized an expense of approximately $3.9 million on extinguishment of the Mezzanine Note, including approximately $2.1 million for amortization of original issue discount in addition to the $1.8 million prepayment penalty.

      On October 28, 2004, Alion purchased substantially all of the assets of Countermeasures, Inc., makers of the “Buddy System”TM Vulnerability Assessment and Management Software, for approximately $2.4 million. The purchase gives Alion ownership of this technology for identifying, quantifying and managing physical, infrastructure, program and electronic security risks. The technology can also recommend countermeasures

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and advice that may significantly reduce the exposure to threats. Countermeasures, Inc. has two employees and is located in Hollywood, Maryland.

      On October 29, 2004, Dr. Atefi elected to redeem the amount due under his Deferred Compensation Agreement with Alion. Dr. Atefi was paid approximately $0.9 million, plus $0.2 million in accrued interest. The warrants remain outstanding.

      On December 9, 2004, the Promissory Note with the officer was extinguished. An amount of $750,000 plus accrued interest of $21,635 was paid to the officer.

Consolidated Financial Statement Schedule

      Schedule II — Valuation and Qualifying Accounts (in thousands)

		Charged
	Balance at	(credited) to	Charged to
Allowance for Doubtful Accounts	Beginning of	Costs and	Contract			Balance at
Receivable	Year	Expenses	Revenue	Deductions (2)	Acquisitions(3)	End of Year

Fiscal year ended 2002	$—	$—	$—	$—	$—	$—
Fiscal year ended 2003(1)	$3,414	$(525)	$(18)	$(387)	$—	$2,484
Fiscal year ended 2004	$2,484	$659	$—	$(791)	$544	$2,896

(1)	Beginning balance recorded pursuant to allocation of purchase price to assets acquired and liabilities assumed in Alion’s acquisition of the Selected Operations of IITRI.

(2)	Accounts receivable written off against the allowance for doubtful accounts.

(3)	Adjustments pursuant to the allocation of purchase price to assets acquired and liabilities assumed in Alion’s acquisitions of ITSC and IPS.

INDEPENDENT AUDITORS’ REPORT

The Board of Governors
IIT Research Institute:

      We have audited the accompanying consolidated balance sheets of Selected Operations of IIT Research Institute as of September 30, 2001 and 2002, and the related consolidated statements of income, changes in owner’s net investment, and cash flows for each of the years in the three-year period ended September 30, 2002. These consolidated financial statements are the responsibility of Selected Operations of IIT Research Institute’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

SELECTED OPERATIONS OF IIT RESEARCH INSTITUTE

CONSOLIDATED BALANCE SHEETS

As of September 30, 2002 and 2001

	September 30,

	2002	2001

	(In thousands)
ASSETS
Current assets:
Cash	$396	$—
Restricted cash	512	2,396
Accounts receivable, less allowance of $3,613 at September 30, 2002 and $3,260 at September 30, 2001	49,051	56,095
Other current assets	2,965	1,619

Total current assets	52,924	60,110
Fixed assets, net	8,388	5,835
Goodwill, less accumulated amortization	8,931	9,511
Other assets	853	853

Total assets	$71,096	$76,309

LIABILITIES AND OWNER’S NET INVESTMENT
Current liabilities:
Bank overdraft	$—	$2,156
Current portion of long-term debt	3,330	141
Trade accounts payable and accrued liabilities	9,890	8,965
Accrued payroll and related liabilities	12,058	8,722
Advance payments	512	2,396
Billings in excess of costs and estimated earnings on uncompleted contracts	1,703	3,699
Due to the Illinois Institute of Technology	72	775
Current portion of deferred gain on sale of building to the Illinois Institute of Technology	487	493

Total current liabilities	28,052	27,347
Long-term debt, excluding current portion	1,654	11,886
Accrued post-retirement benefit obligation	1,520	1,345
Long-term deferred gain on sale of building to the Illinois Institute of Technology excluding current portion	3,523	4,054

Total liabilities	34,749	44,632
Owner’s net investment	36,347	31,677

Total liabilities and owner’s net investment	71,096	76,309

See accompanying notes to consolidated financial statements.

SELECTED OPERATIONS OF IIT RESEARCH INSTITUTE

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended September 30, 2002, 2001, and 2000

	Year Ended September

	2002	2001	2000

	(In thousands)
Contract revenue	$201,738	$193,152	$156,137
Direct contract expenses	147,377	140,555	111,122

Excess of contract revenue over direct contract expenses	54,361	52,597	45,015

Operating expenses:
Indirect contract expenses	11,153	13,145	12,348
Research and development	575	435	547
General and administrative	25,363	16,352	15,132
Rental and occupancy expense	7,796	7,083	7,536
Depreciation and amortization	3,447	3,488	3,754
Bad debt expense	154	1,223	324

Total operating expense	48,488	41,726	39,641

Operating income	5,873	10,871	5,374
Other income (expense):
Interest income	40	50	105
Interest expense	(563)	(895)	(1,389)
Equity in loss of affiliate	—	—	(498)
Gain on sale of land	—	—	1,319
Other	(63)	(277)	(231)

Income before income taxes	5,287	9,799	4,680
Income tax expense	(589)	(302)	(398)

Net income	$4,698	$9,497	$4,282

See accompanying notes to consolidated financial statements.

SELECTED OPERATIONS OF IIT RESEARCH INSTITUTE

CONSOLIDATED STATEMENTS OF CHANGES IN OWNER’S NET INVESTMENT

For the Years Ended September 30, 2000, 2001, and 2002

Owner’s Net
Investment

(In thousands)
Balance at September 30, 1999	$26,787
Net Income	4,282
Distributions to the Illinois Institute of Technology	(1,315)
Unreimbursed losses and capital funding of Life Sciences Operation	(2,135)

Balance at September 30, 2000	27,619
Net Income	9,497
Distributions to the Illinois Institute of Technology	(1,585)
Unreimbursed losses and capital funding of Life Sciences Operation	(3,854)

Balance at September 30, 2001	31,677
Net income	4,698
Distributions to the Illinois Institute of Technology	(887)
Unreimbursed losses and capital funding from Life Sciences Operation	859

Balance at September 30, 2002	$36,347

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

Revenue Recognition

      The Business’ revenue results from contract research and other services under a variety of contracts, some of which provide for reimbursement of cost plus fees and others which are fixed-price or time-and-material type contracts. The Business generally recognizes revenue when a contract has been executed, the contract price is fixed or determinable, delivery of the services or products has occurred and collectibility of the contract price is considered probable.

      Revenue on cost-reimbursement contracts is recognized as costs are incurred and include a proportionate share of the fees earned.

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

      The Business provides technical services and products through contractual arrangements as either prime contractor or subcontractor to other contractors, primarily for departments and agencies of the U.S. Government. U.S. Government contracts are subject to specific regulatory accounting and contracting guidelines including the Cost Accounting Standards and Federal Acquisition Regulations. The Business also provides technical services and products to foreign, state, and local governments, as well as customers in commercial markets. During the years ended September 30, 2000, 2001, and 2002, revenues from foreign countries were not significant.

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

      In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. It retains, however, the requirement in APB Opinion No. 30 to report separately discontinued operations, and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Management does not believe that the adoption of SFAS 144 will have a significant impact on its consolidated financial statements.

      During June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Such standard requires costs associated with exit or disposal activities (including restructurings) to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. SFAS No. 146 nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under SFAS No. 146, a liability related to an exit or disposal activity is not recognized until such liability has actually been incurred whereas under EITF Issue No. 94-3 a liability was recognized at the time of a commitment to an exit or disposal plan. The provisions of this standard are effective for disposal activities initiated after December 31, 2002.

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

(5)	Property, Plant, and Equipment

      Property, plant, and equipment at September 30 consisted of the following:

	2002	2001

	(In thousands)
Buildings and building improvements	$15,925	$15,780
Leasehold improvements	922	469
Equipment and software	28,647	25,201

Total cost	45,494	41,450
Less accumulated depreciation and amortization	37,106	35,615

Net property, plant, and equipment	$8,388	$5,835

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

      Long-term debt at September 30 consisted of the following:

	2002	2001

	(In thousands)
Note payable to First Union Bank, due in December 2002	$3,330	$10,820
Other notes payable, primarily to previous owners of EMC and AB Tech	1,654	1,207

Total long-term debt	4,984	12,027
Less current portion	3,330	141

Long-term debt, excluding current portion	1,654	11,886

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

      For the years ended September 30, 2000, 2001 and 2002, HFA had an operating income of $0.5 million, $1.0 million and $1.6 million, respectively. The Business recorded an income tax provision of $0.4 million, $0.3 million, and $0.6 million for the years ended September 30, 2000, 2001 and 2002, respectively, related to HFA. Deferred taxes were not significant at September 30, 2001 and 2002.

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

      The Business also provides post retirement medical benefits for employees who meet certain age and service requirements. Retiring employees may become eligible for those benefits at age 55 if they have

SELECTED OPERATIONS OF IIT RESEARCH INSTITUTE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20 years of service, or at age 60 with 10 years of service. The plan provides benefits until age 65 and requires employees to pay one-quarter of their health care premiums. A small, closed group of employees is eligible for coverage after age 65. These retirees contribute a fixed portion of the health care premium.

      Following is a reconciliation of the plan’s funded status with the accrued benefit cost shown on the consolidated balance sheets at September 30:

	2002	2001

	(In thousands)
Accumulated postretirement benefit obligation:
Retirees	$287	$358
Fully eligible active plan participants	739	508
Other active plan participants	1,296	1,144

	$2,322	$2,010

Reconciliation of beginning and ending benefit obligation:
Benefit obligation at October 1	$2,010	$1,780
Service cost	112	61
Interest cost	253	152
Actuarial loss	158	135
Benefits paid	(211)	(118)

Benefit obligation at September 30	$2,322	$2,010

Change in fair value of plan assets:
Fair value of plan assets at October 1	—	—
Funded status of the plan:
Obligation at September 30	(2,322)	(2,010)
Unrecognized net transition obligation	953	900
Unrecognized prior service cost	(156)	(153)
Unrecognized net loss (gain)	5	(82)

Accrued postretirement benefits recognized in the consolidated balance sheets	$(1,520)	$(1,345)

      The components of net periodic postretirement benefit cost for the years ended September 30 are as follows:

	2002	2001	2000

Service cost	$112	$61	$112
Interest cost	253	152	253
Amortization of unrecognized net transition obligation	94	94	94
Amortization of unrecognized prior-service cost	(19)	(19)	(19)

Net periodic postretirement benefit cost	$440	$288	$440

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

(9)	Leases

      Future minimum lease payments under non-cancelable operating leases for buildings, equipment, and automobiles at September 30, 2002, are as follows:

Fiscal Years Ending:	(In Thousands)

2003	$8,544
2004	7,913
2005	7,511
2006	5,637
2007	5,664
and thereafter	11,040

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

AB Technologies Lawsuit

      On September 12, 2002, the former owners of AB Technologies (Former Owners) filed a lawsuit (AB Tech Lawsuit) against IITRI in Circuit Court for Fairfax County, Virginia. The complaint alleges breach of the AB Technologies asset purchase agreement (Asset Purchase Agreement), and claims damages of $8.2 million. The Former Owners asked the court to order an accounting of their earn out. IITRI has filed a Notice of Removal, asking the United States District Court for the Eastern District of Virginia to remove the AB Tech Lawsuit from the state court and assume jurisdiction over it in federal court.

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

SELECTED OPERATIONS OF IIT RESEARCH INSTITUTE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)	Interim Period Information (Unaudited)

      See Note 1 for a description of the Business’ interim periods.

	2002				2001

	1st	2nd	3rd	4th	1st	2nd	3rd	4th

Revenue	$43,701	$44,853	$64,485	$48,699	40,700	44,465	59,611	48,376
Net income (loss)	$1,390	$1,037	$745	$745	1,772	2,090	2,236	3,399

(13)	Sale of Business (Unaudited)

      On December 20, 2002, Alion purchased the Business from IITRI for total aggregate proceeds of $127,879 consisting of:

•	$58,571 cash, consisting of $56,721 paid to IITRI and $1,517 paid for certain transaction expenses on behalf of IITRI, and $333 paid for other transaction expenses;

•	$39,900 in seller notes to IITRI with detachable warrants representing approximately 26% of the outstanding common of stock of Alion (on a fully diluted basis) attached. The seller notes bear a weighted average interest rate of 6.7% per annum;

•	$20,343 in mezzanine notes to the IITRI with detachable warrants representing 12% of the outstanding common stock of Alion (on a fully diluted basis) attached. The mezzanine notes bear interest at 12% per annum;

•	transaction costs of $2,300, less the $1,517 noted above;

•	assumption of debt from Wachovia (formerly First Union) of $6,188; and

•	amounts due to IITRI of $2,094.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      There are no changes in or disagreements with our accountants.

Item 9a.	Controls and Procedures

      Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 15d — 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that the Company is required to file or submit under the Exchange Act.

      Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 15d — 15(f) under the Exchange Act) during the fiscal fourth quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9b.	Other Information

Sales of Unregistered Securities

      In September 2004, the Company raised approximately $1.5 million in cash through a private placement of its common stock. The Company sold 87,971 shares to the ESOP Trust at $16.56 per share and 4,957 shares at $19.94 per share. The Company issued an additional 108,395 shares to the ESOP Trust, at $19.94 per share as a contribution to the KSOP Plan. The shares of stock were offered pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

      The Company has reported all other information required to be disclosed in a report on Form 8-K during the quarter ended September 30, 2004.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Information Regarding the Directors of the Registrant

      The names, ages and positions of our directors, as of September 30, 2004, are set forth below:

			Term	Director
Name	Age	Position	Expires	Since

Bahman Atefi	51	President, Chief Executive Officer and Chairman	2005	2001
Edward C. “Pete” Aldridge	66	Director	2006	2003
Leslie Armitage	36	Director	2007	2002
Lewis Collens	66	Director	2007	2002
Admiral (Ret.) Harold W. Gehman, Jr.	61	Director	2007	2002
Donald E. Goss	73	Director	2006	2002
Robert L. Growney	61	Director	2006	2002
General (Ret.) George A. Joulwan	64	Director	2005	2002
General (Ret.) Michael E. Ryan	62	Director	2005	2002

      Our directors are divided into three classes. The first class of directors consists of three directors — Donald E. Goss, Edward C. Aldridge, and Robert L. Growney. Their term expires on the date of the annual meeting of Alion’s shareholder(s) in 2006. The second class of directors consists of three directors — Leslie Armitage, Lewis Collens and Admiral Harold W. Gehman, Jr. Their term expires on the date of the annual meeting of Alion’s shareholder(s) in 2007. The third class of directors consists of three directors — Bahman Atefi, General George A. Joulwan and General Michael E. Ryan. The term of the third class of directors expires on the date of the annual meeting of Alion’s shareholder(s) in 2005. Under the terms of the mezzanine and subordinated notes and warrants, subject to certain requirements, IITRI may nominate three directors for election to Alion’s board. Messrs. Collens, Goss, and Growney are IITRI’s board appointees.

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

      Edward C.“Pete” Aldridge has served as a director of Alion since November 2003. Mr. Aldridge retired from government service in May 2003 as the Under Secretary of Defense for Acquisition, Technology, and Logistics, a position he held since May 2001. In this position, Mr. Aldridge was responsible for all matters relating to U.S. Department of Defense (DoD) acquisition, research and development, advanced technology, international programs, and the industrial base. From March 1991 to May 2001, Mr. Aldridge served as president and CEO of the Aerospace Corporation, president of McDonnell Douglas Electronic Systems, Secretary of the Air Force, and numerous other positions within the U.S. Department of Defense.

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

      Admiral (Ret.) Harold W. Gehman, Jr. has served as a director of Alion since September 2002. Admiral Gehman retired from over 35 years of active duty in the U.S. Navy in October 2000. While in the U.S. Navy, Admiral Gehman served as NATO’s Supreme Allied Commander, Atlantic and as the Commander in Chief of the U.S. Joint Forces Command from September 1997 to September 2000. Since his retirement in November 2000, Admiral Gehman has served as an independent consultant to the U.S. Government from October 2000 to present and Science Applications International Corporation from January 2002 to present. Admiral Gehman currently serves on the board of directors of Maersk Lines, Ltd., Transystems Corp., and Burdeshaw Associates, Ltd. He also currently serves as a member of the board of advisors for Anser Institute for Homeland Security, Old Dominion University Research Foundation, and Old Dominion University College of Engineering. In addition, Admiral Gehman is a senior fellow at the National Defense University and is chairman of the Government of Virginia’s Advisory Commission for Veterans Affairs. Most recently, Admiral Gehman agreed to chair the Space Shuttle Mishap Interagency Investigation Board, which will provide an independent review of the events and activities that led up to the loss of seven astronauts on February 1, 2003 on board the Space Shuttle Columbia.

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

      Our employee directors will not receive any additional compensation for their services as members of the board.

Establishment of Committees

      The Board of Directors has established three committees. The following is a list of the current members of each committee:

Committee	Chairperson	Members

Audit and Finance Committee	Donald Goss	Leslie Armitage, Robert Growney, Harold Gehman
Compensation Committee	Lewis Collens	Pete Aldridge, Leslie Armitage, Harold Gehman
Governance and Compliance Committee	Bahman Atefi	George Joulwan, Michael Ryan, Harold Gehman

      The Board of Directors has determined that Mr. Donald E. Goss qualifies as “audit committee financial expert” as defined in Item 401(h) of Regulation S-K, and that he is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act.

Compensation Committee Interlocks and Insider Participation

      In October 2003, the Board of Directors established a Compensation Committee. As indicated above, the members of the Committee are Lewis Collens (Chairman), Leslie Armitage, Harold Gehman, and Pete Aldridge. Dr. Atefi is a member of the board of trustees of the Illinois Institute of Technology where Mr. Collens is the President.

Information Regarding the Executive Officers of the Registrant

      The names, ages and positions of our executive officers as of September 30, 2004, and the dates from which these positions have been held are set forth below.

Name	Age	Office	Position Since

Bahman Atefi	51	Chief Executive Officer (1)	December 2001
Randy Crawford	53	Sector Senior Vice President and Manager — Spectrum Engineering (1)	May 2002
Barry Watson	50	Sector Senior Vice President and Manager — Systems Technology (1)	May 2002
Rob Goff	58	Sector Senior Vice President and Manager — Defense Operations	February 2004
John (Jack ) Hughes	52	Senior Vice President, Chief Financial Officer and Treasurer	October 2002
Stacy Mendler	41	Senior Vice President and Chief Administrative Officer(1)	May 2002
James Fontana	46	Senior Vice President, General Counsel and Corporate Secretary	January 2003

(1)	Member of the ESOP committee

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

      Rob Goff has served as Sector Senior Vice President and and Sector Manager for Alion’s defense operations sector since February 2004. Mr. Goff served as Vice President and Operations Manager for IITRI from July 1999 until September 2001. From December 20, 2002 (the closing date of the Transaction) until February 2004, Mr. Goff was Senior Vice President and Group Manager for Alion; he held this same position for IITRI from September 2001 until December 20, 2002. Prior to working for IITRI, Mr. Goff served on active duty for 30 years, retiring at the rank of Major General from the United States Army. Mr. Goff received a BS from the U.S. Army Military Academy at West Point, followed by a Masters degree in Spanish Language and Literature from Middlebury College, and a MBA from Long Island University.

      John Hughes has served as Senior Vice President, Chief Financial Officer and Treasurer of Alion since October 2002. From July 1998 to September 2002, Mr. Hughes served as co-founder and principal of Phoenix Financial & Advisory Services LLC, responsible for providing strategic planning, operations, financing, merger/acquisition, marketing/communications and business development support to small and mid-sized companies in the technology, media and entertainment industries. Mr. Hughes has also served as principal consultant of HKSBS, LLC from July 2002 to September 2002 and currently serves on the HKSBS advisory board. In his position as a principal consultant, Mr. Hughes functioned as the team leader for the financial advisory services division. From November 1992 to May 1998, Mr. Hughes served as senior vice president and chief financial officer of BTG Inc., responsible for business and operations management, strategic planning, mergers and acquisitions, and arranging financing for a $600 million business with 1,650 employees. Mr. Hughes received a BS in Economics and Business from Frostburg State University and has performed graduate coursework in contract formation, government procurement and financial management.

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

      James Fontana joined Alion in January 2004 as Senior Vice President, General Counsel and Secretary. He has 20 years of experience as an attorney specializing in government contracts and technology law, and possesses a wide range of legal subject matter expertise. From February 2003 to January 2004, Mr. Fontana was in private practice as the principal of the Law Offices of James C. Fontana, and from April 1997 to January 2003 he served as General Counsel of Getronics Government Solutions, LLC (formerly Wang Federal) and Vinnell Corporation, and was Senior Corporate Counsel to BDM International, Inc., Vinnell’s parent company. Mr. Fontana is a graduate of Temple University School of Law. He received his undergraduate degree from The American University, where he majored in economics.

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

      The Company recently completed an examination of the Code to determine whether it fully meets the definitional requirements of a code of ethics as set forth in the rules and regulations of the Securities and Exchange Commission. On September 15, 2004, the Company adopted a revised Code applicable to all Alion employees, including Alion’s CEO and CFO, and meeting such definitional requirements set forth in the rules and regulations of the Securities and Exchange Commission. A copy of the Code is posted for all employees on the Company’s external website at www.alionscience.com The Company intends to post on its website any amendments to, or waiver of, its Code.

Item 11.	Executive Compensation

      The following table sets forth all compensation with respect to our chief executive officer and our other most highly paid executive officers (the “Named Executive Officers”), whose total salary and bonus exceeded $100,000 for the fiscal years ended September 30, 2004, 2003, and 2002. The acquired Selected Operations of IITRI paid all compensation for the Named Executive Officers earned or paid prior to December 20, 2002.

Summary Compensation Table

							Long-Term
	Annual Compensation						Compensation

Name and Principal						Other Annual			All Other
Position	Year	Salary		Bonus		Compensation(1)	LTIP Payouts(2)		Compensation

Bahman Atefi	2004	406,156		410,000	(4)	—	—		16,445	(5)
Chief Executive Officer	2003	387,115		365,000		—	—	(3)	873,078	(5),(16)
	2002	370,195		350,000		—	—	(3)	21,868	(5)
Barry Watson	2004	268,160		90,000	(4)	—	—		13,852	(7)
Systems Technology Sector	2003	255,860		110,000		—	—	(6)	310,276	(7),(16)
Senior VP and Sector Manager	2002	228,196		100,000		—	—	(6)	17,278	(7)
Randy Crawford	2004	257,752		90,000	(4)	—	—		13,825	(9)
Spectrum Engineering Sector	2003	245,475		90,000		—	—	(8)	285,441	(9),(16)
Senior VP and Sector Manager	2002	218,144		80,000		—	—	(8)	23,697	(9)
Rob Goff	2004	243,271	(10)	200,000	(4)	—	—		14,261	(17)
Defense Operational	2003	221,349		60,000		—	—	(18)	15,999	(17)
Information Sector Senior VP	2002	195,002		50,000		—	—		14,865	(17)
and Sector Manager
Jack Hughes	2004	245,195		135,000	(4)	—	—		14,957	(15)
Senior VP, Chief Financial	2003	220,677		65,000		—	—	(12)	11,675	(15)
Officer and Treasurer	2002	4,335	(11),(13)	35,000	(14)	—	—		—

(1)	Unless otherwise indicated, no executive officer named in this summary compensation table received personal benefits or perquisites with an aggregate value equal to or exceeding the lesser of $50,000 or 10% of his or her aggregate salary and bonus.

(2)	See the “Long Term Incentive Plan — Awards in Last Fiscal Year” table, set forth below, for details related to phantom stock grants. See the “SAR Grants in Last Fiscal Year” and “Aggregate SAR Exercises in Last Fiscal Year and Fiscal Year End SAR Values” tables, set forth below, for details related to SAR grants.

(3)	In February 2003, Dr. Atefi was awarded 65,500 shares of performance-based phantom stock. In November 2003, Dr. Atefi was awarded 18,695 shares of performance-based phantom stock as described more fully below.

(4)	Bonus amounts for fiscal year 2004 were paid in December 2004.

(5)	2004 includes Company matching contributions of $11,817 under Alion’s KSOP. Includes $648 in term life insurance premiums and $3,980 in club membership dues paid by Alion.

       2003 includes Company matching contribution of $11,000 under Alion’s KSOP. Includes $857,000 vested under a deferred compensation arrangement with the Company. See below, “Deferred Compensation Arrangement for Bahman Atefi”. Includes $648 in term life insurance premiums and $4,430 in club membership dues paid by Alion.

       2002 includes Company matching contributions of $6,000 and $9,453 under IITRI’s 403(b) and 401(a) plans, respectively. Includes $700 in term life insurance premiums paid by IITRI. Includes $5,215 in club membership dues. Includes $500 for preparation of employee’s taxes.

(6)	In February 2003, Mr. Watson was awarded 34,000 shares of performance-based phantom stock. In November 2003, Mr. Watson was awarded 6,798 shares of performance-based phantom stock as described more fully below.

(7)	2004 includes Company matching contributions of $13,292 under Alion’s KSOP plan. Includes $560 in term life insurance premiums paid by Alion.

       2003 includes Company matching contributions of $955 and $1,910 under IITRI’s 403(b) and 401(a) plans, respectively. These contributions cover the period October 1, 2002 to December 20, 2002, prior to the Transaction. Includes Company matching contribution of $11,878 under Alion’s KSOP. Includes $295,000 vested under a Retention Incentive Agreement. Includes $533 in term life insurance premiums paid by Alion.

       2002 includes Company matching contributions of $6,580 and $8,093 under IITRI’s 403(b) and 401(a) plans, respectively. Includes $482 in term life insurance premiums paid by IITRI. Includes $2,123 in club membership dues.

(8)	In February 2003, Mr. Crawford was awarded 33,000 shares of performance-based phantom stock. In November 2003, Mr. Crawford was awarded 6,798 shares of performance-based phantom stock as described more fully below.

(9)	2004 includes Company matching contributions of $13,291 under Alion’s KSOP. Includes $534 in term life insurance premiums paid by Alion.

       2003 includes Company matching contributions of $1,175 and $2,350 under IITRI’s 403(b) and 401(a) plans, respectively. These contributions cover the period October 1, 2002 to December 20, 2002, prior to the Transaction. Includes Company matching contribution of $11,404 under Alion’s KSOP. Includes $270,000 vested under a Retention Incentive Agreement. Includes $512 in term life insurance premiums paid by Alion.

       2002 includes $8,465 in cash payout for unused vacation time. Includes Company matching contributions of $6,675 and $8,095 under IITRI’s 403(b) and 401(a) plans, respectively. Includes $462 in term life insurance premiums paid by IITRI.

(10)	In February 2004, Mr. Goff was promoted to Sector Senior Vice President and Sector Manager.

(11)	Jack Hughes was appointed senior vice president, chief financial officer and treasurer of Alion as of October 1, 2002.

(12)	In February 2003, Mr. Hughes was awarded 10,000 shares of performance-based phantom stock. In November 2003, Mr. Hughes was awarded 6,798 shares of performance-based phantom stock as described more fully below.

(13)	Jack Hughes entered into an employment agreement with IITRI in September 2002, pursuant to which he received an initial base annual salary of $225,000.

(14)	Represents a signing bonus paid to Mr. Hughes upon his execution of his employment agreement with IITRI.

(15)	2004 includes Company matching contributions of $14,423 under Alion’s KSOP and $534 in term life insurance paid by Alion.

       2003 includes Company matching contribution of $10,687 under Alion’s KSOP. Includes $488 in term life insurance premiums paid by Alion. Includes $500 in club membership dues.

(16)	Retention Incentive Agreements. In September 2001, IITRI entered into and funded retention incentive agreements with Bahman Atefi, Randy Crawford and Barry Watson for $550,000, $270,000 and $215,000, respectively, via a non-qualified deferred compensation agreement. Alion’s acquisition if IITRI’S assets constituted a change in control of IITRI and these retention incentive awards vested fully upon closing of the Transaction.

(17)	2004 includes Company matching contributions of $13,753 under Alion’s KSOP and $508 in term life insurance paid by Alion.

       2003 includes Company matching contributions of $1,967 and $3,358 under IITRI’s 403(b) and 401(a) plans, respectively. These contributions cover the period October 1, 2002 to December 20, 2002, prior to the Transaction. Includes Company matching contribution of $10,213 under Alion’s KSOP. Includes $461 in term life insurance premiums paid by Alion.

       2002 includes Company matching contributions of $5,890 and $8,657 under IITRI’s 403(b) and 401(a) plans, respectively. Includes $408 in term life insurance premiums paid by IITRI.

(18)	In 2004, Mr. Goff received an award of 2,500 SARs.

Stock Appreciation Rights Plans

      In November 2002, our board of directors has adopted a Stock Appreciation Rights (SAR) Plan. The purpose of the SAR plan is to attract, retain, reward and motivate employees responsible for our continued growth and development and the Company’s future financial success.

      The SAR plan has a 10-year term and provides that the Company can award stock appreciation rights to Alion directors, officers, employees and/or consultants. Awards under the plan may not exceed 10% of the shares of Alion common stock on a fully diluted basis, assuming the exercise of all outstanding warrants, options, rights and convertible securities. Under the plan, the chief executive officer, with the approval of the board of directors or its compensation committee, has the authority to grant awards as he deems appropriate.

      A SAR award provides a grantee with the right to receive payment for the increase in appraised value of a share of Alion common stock from the grant date to the exercise date. The SAR plan contains a provision to prevent an award to a person who is or would become (if the award were made) a “disqualified person”. For this purpose, “disqualified person” means any individual who directly or beneficially holds at least 10% of Alion equity, including outstanding common stock and “synthetic equity”, such as SARs or phantom stock. Any award that violates this provision is void.

      Under the SAR plan, awards to employees vest over five years at 20% per year. Awards to directors under the plan vest ratably over each director’s term of service.

      The SAR plan contains a provision for accelerated vesting. Under the SAR plan, upon a grantee’s death, one-third of any unvested award vests automatically and is considered to have been immediately exercised. Under the SAR plan, a grantee may request payment for any vested SARs at any time and can continue to hold unexercised SARs for up to 60 days after the date at which a grant becomes completely vested. The SAR plan permits the plan administrator to defer requested exercise payments for up to five years based on the current and anticipated cash needs of the Company, and provides for interest to accrue under certain circumstances. If a grantee dies or becomes disabled, the payment of vested SARs will be made 60 days after the date of death or disability. The payments are determined by the number of SARs vested multiplied by the difference between the share price at date of grant and the share price at date of payment. Awards to directors are paid out 60 days after the expiration of their term of service.

      As of September 30, 2004, the Company had issued 242,350 SARs of which 209,390 were still outstanding.

      Our board of directors is the fiduciary for both SAR plans and may amend or terminate either SAR plan at any time.

      The following table sets forth information regarding grants of SARs to the Named Executive Officers pursuant to the SAR plan in fiscal year 2004. This table does not include warrants purchased from the Company described elsewhere in this Annual Report. The only Named Executive Officer who held warrants to purchase Alion common stock at September 30, 2004 was Dr. Atefi (22,062 shares).

AR Grants in Last Fiscal Year

Individual Grant

Percent of
		SARs Granted	Exercise		Grant Date
	No. of SARs	to Employees in	of Base		Present
Name	Granted	FY	Price	Expiration Date	Value(1)

(In dollars)*
Bahman Atefi(2)
Barry Watson(2)
Randy Crawford(2)
Jack Hughes(2)
Rob Goff	2,500	**	$14.71	November 2009	$25,181

*	Refers to the “Alion Science and Technology Corporation 2002 Stock Appreciation Rights (SAR) Plan” (see above, “Stock Appreciation Rights Plan” for more information regarding the SAR Plan).

**	Percent of SARs granted in FY04 is less than 1 percent.

(1)	The present value of the grant at the date of grant has been calculated using the Black-Scholes method. The Black-Scholes method takes into account assumptions about future interest rates, stock volatility, and expected SAR life. The actual value, if any, that may be realized by each individual will depend upon the value of Alion’s common stock on the date of exercise.

(2)	No SAR awards as of September 30, 2004.

      The following table sets forth information regarding the exercise of SARs during fiscal year 2004 by the named executive Officers and SARs held by them at September 30, 2004.

Aggregated SAR Exercises in Last Fiscal Year and Fiscal Year End/ SAR Values

			Number of Securities	Value of Unexercised
			Underlying Unexercised	In-The-Money
	Shares		Options/SARs at Fiscal	Options/SARs at Fiscal
	Acquired	Value	Year End (Number)	Year End (Dollars)
Name	on Exercise	Realized	Exercisable/Unexercisable(4)	Exercisable/Unexercisable(5)

(In dollars)*
Bahman Atefi(1)
Barry Watson(1)
Randy Crawford(1)
Jack Hughes(1)
Rob Goff(2)			240/ 960	$2,386/ $9,542
(3)			0/ 2,500	$0/ $13,075

*	Refers to the “Alion Science and Technology Corporation 2002 Stock Appreciation Rights (SAR) Plan” (see above, “Stock Appreciation Rights Plan” for more information regarding the SAR Plan).

(1)	No SAR awards as of September 30, 2004.

(2)	In 2003, Mr. Goff was awarded 1,200 SARs at the exercise price of $10.00 per share. As of September 30, 2004, the value of Alion common stock is $19.94 per share.

(3)	In 2004, Mr. Goff was awarded 2,500 SARs at the exercise price of $14.71 per share. As of September 30, 2004, the value of Alion common stock is $19.94 per share.

(4)	The number of exercisable and unexercisable SARs is dependent on the plan vesting schedule. For example, as of September 30, 2004, for Mr. Goff, only 20% of the 1,200 SARs awarded in 2003 have vested, resulting in 240 exercisable SARs. As of September 30, 2004, the remaining SARs are unexercisable.

(5)	The value of exercisable and unexercisable SARs is dependent on the difference between the exercise price per share and the current fair value per share of Alion common stock. For example, as of September 30, 2004, for Mr. Goff, the exercise price is $10 per share and the current value per share of Alion common stock is $19.94. The value of the exercisable SARs is $2,386 (240 shares multiplied by the difference between the current fair value per share of Alion stock, $19.94, and the exercise price per share, $10.00).

Phantom Stock Plan

      Prior to the close of the Transaction, State Street, the ESOP trustee, engaged Ernst & Young to perform an analysis of the compensation of each member of Alion’s senior management team. The ESOP trustee requested this analysis to determine how Alion’s executive officers should be compensated so as to incentivize and retain these officers to serve Alion over the long term and thereby benefit participants in the ESOP. As a result of this analysis, it was determined that additional compensation would be provided to Alion’s senior management, and that this additional compensation would take the form of awards of phantom stock that provides senior management with a simulated proprietary interest in our Company.

      The terms of the phantom stock plan were approved by the compensation committee of Alion’s board of directors. Although not required by the provisions of Alion’s bylaws, the compensation committee then submitted the plan to the full Alion board of directors for its approval and adoption. In February 2003 the phantom stock plan was adopted by the full board

      Phantom stock refers to hypothetical shares of Alion common stock. Each recipient of a phantom stock award receives a grant for a specified number of shares. Recipients, upon vesting, are entitled to receive an amount of money equal to the product of the number of hypothetical shares vested and the then current value of our common stock, based on the most recent valuation of the shares of common stock held by the ESOP. Alion will make cash payments pursuant to vested phantom stock awards generally within a certain specified period after vesting. Phantom stock may increase, or decrease, in value over time, resulting in cash payments under the phantom stock awards that may be greater, or less than, the value of the phantom stock at the date of grant.

      The phantom stock plan has a term of ten years and provides that key management employees may be granted awards of phantom stock by the compensation committee of our board of directors. The board of directors may also grant awards of phantom stock. An employee who has received a grant of phantom stock has no right to receive payment for any share of phantom stock until it is vested.

      The phantom stock plan contains a provision to prevent an award to a person who is or would become (if the award were made) a “disqualified person” for as long as we maintain the ESOP. For this purpose, “disqualified person” means any individual who directly or beneficially (such as under the Alion ESOP) holds at least 10% of Alion equity, including outstanding common stock and “synthetic equity”, such as SARs or phantom stock. Any award that violates this provision is void.

      Under the plan, the compensation committee, or our full board, may:

•	Select which employees are to be awarded phantom stock and determine when it will be awarded;

•	Determine the number of shares of common stock to be covered by or used for reference purposes for a grant of phantom stock;

•	Adjust the number and price of shares as a result of special circumstances or certain business actions, including but not limited to mergers, reorganizations and the like;

•	Determine, modify, and waive from time to time the terms and conditions, including without limitation vesting and other restrictions, of any grant of phantom stock;

•	Accelerate or otherwise change the time in which a grant of phantom stock may be exercised;

•	Impose limitations on grants of phantom stock, including limitations on transfer provisions;

•	Modify, extend, or renew outstanding awards of phantom stock, or accept the surrender of outstanding awards of phantom stock and substitute new awards of phantom stock;

•	Administer and interpret the provisions of the plan;

•	Terminate the plan;

•	Decide all questions of fact arising in the application of the plan; and

•	Prescribe, amend, and rescind rules and regulations relating to the plan, including (under the first phantom stock plan only) rules and regulations relating to sub-plans established for the purpose of qualifying for preferred tax treatment under foreign tax laws.

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

      Other events, such as if we experience a change in control (as defined in the plan) or if an employee becomes disabled, or dies, may entitle the affected employee to vest immediately in 100% of all phantom stock that has been awarded.

      Terminated employees will usually forfeit their rights to all unvested phantom stock. In certain instances, however, an employee may receive a pro rata portion of his or her unvested phantom stock upon termination. For example, when an employee voluntarily terminates for good reason or when he or she is involuntarily terminated for any reason other than cause or just cause, as defined in his or her employment agreement with us, then that employee will receive a pro rata portion of his or her unvested phantom stock based on a ratio:

•	the numerator of which is the number of months from the date of grant of the phantom stock through the end of the month of such termination; and

•	the denominator of which is 60.

      Under the plan, the payment we will make upon the vesting of phantom stock is intended to be made in one lump sum within 60 days of the date of vesting unless a later date is set forth in an individual award agreement. The compensation committee, or our board of directors if it resolves to do so, may delay payment for five years. If the payment is delayed, it will include interest accrued at the prime rate as of the date of vesting until the payment date. In general, we expect that the compensation committee, or the board if it resolves to do so, will examine our available cash and anticipated cash needs in determining whether to delay payment. Under limited circumstances, payments from the exercise of phantom stock may be rolled over into any non-qualified deferred compensation plan available to the employee.

      As of June 25, 2004, the phantom stock plan was amended to allow an employee who has elected as the exercise date for phantom stock the fifth (5th) anniversary of the date of grant of such phantom stock, and who is also a participant in the Alion Science and Technology Corporation Executive Deferred Compensation Plan (the “Deferred Compensation Plan”), to elect, at least 180 days prior to such exercise date, to defer receipt of all or a portion of the plan benefit through a contribution to the Deferred Compensation Plan equal to the amount that would otherwise have been payable.

      No voting or other rights associated with ownership of our common stock is given to phantom stockholders. References to shares of common stock under the plan are for accounting and valuation purposes only. As a result, an employee who receives phantom stock does not have any of the rights of a stockholder as a result of a grant of phantom stock.

      As provided by the compensation committee, or our full board, the phantom stock awards, as currently granted, vest according to the following schedules:

	November	February
Anniversary from Grant Date	2003(1)	2003(1)

1st	20%	—
2nd	20%	—
3rd	20%	50%
4th	20%	25%
5th	20%	25%

      The number of shares of our common stock used for reference purposes with respect to grants of phantom stock under the plan is as follows:

			Cumulative Shares
Date of Issuance	Shares Issued	Cumulative Shares Issued	Authorized by Plan

February 14, 2003	171,000	171,000	173,000	(1)
November 11, 2003	52,685	223,685	225,000	(1)

(1)	Number of shares authorized under the phantom stock plan as periodically amended and approved by the compensation committee of Alion’s board of directors.

      The following table sets forth information regarding phantom stock granted to the named executive officers pursuant to the phantom stock plan.

Number of
	Shares, Units,	Full Vesting	Period Until
Name	or Rights(1)	Period(2)	Payout(3)

Bahman Atefi	65,500 18,695	February 2008 November 2008	February 2008 November 2008
Barry Watson	34,000 6,798	February 2008 November 2008	February 2008 November 2008
Randy Crawford	33,000 6,798	February 2008 November 2008	February 2008 November 2008
Jack Hughes	10,000 6,798	February 2008 November 2008	February 2008 November 2008
Robert Goff	3,399	November 2008	November 2008

(1)	The awards made in November 2003 were made to executive and senior management of Alion. The initial set of awards made in February 2003 were made solely to Alion’s executive management team.

(2)	Pursuant to the phantom stock plan, recipients will become fully vested on the fifth year from the grant date, or approximately February 2008 and November 2008.

(3)	Pursuant to the phantom stock plan or applicable award agreement, recipients will be paid commencing on the fifth year from the date of grant.

Employment Agreements

      Alion has entered into employment agreements with Bahman Atefi, Barry Watson, Randy Crawford, John Hughes and Robert Goff, the terms of which are set forth below.

      Under his employment agreement, Dr. Atefi will serve as President and Chief Executive Officer of Alion for a term of 60 months, commencing on December 20, 2002 and ending on December 20, 2007. He will receive a base annual salary of $425,200 for fiscal year 2005 and will be eligible for a performance-based annual incentive bonus. Dr. Atefi is also eligible to participate in Alion’s Deferred Compensation Plan, Stock Appreciation Rights Plan, and Phantom Stock Plan. Under the terms of his employment agreement, Dr. Atefi will be given an allowance for a company car. In addition, his initiation fee and membership dues for a country club for business entertainment purposes are provided for under Dr. Atefi’s employment agreement. Dr. Atefi may terminate his employment agreement with 30 days advance written notice. If he does so, however, he will forfeit any incentive payments which might otherwise have been due him. Alion may terminate Dr. Atefi’s employment agreement for just cause, which includes, amongst others, theft or embezzlement of our material property, gross negligence, willful misconduct or neglect by Dr. Atefi of his duties. Alion may also terminate Dr. Atefi’s employment agreement without cause, although if Alion does so, it will have to make a lump sum severance payment to Dr. Atefi equal to the greater of

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

      Under his employment agreement, Mr. Watson will serve as Senior Vice President and Sector Manager of the systems technology sector for Alion for a term of 60 months, commencing on December 20, 2002 and ending on December 20, 2007. He will receive a base annual salary of $280,100 for the fiscal year 2005 and will be eligible for a performance-based annual incentive bonus. Mr. Watson is also eligible to participate in Alion’s Deferred Compensation Plan, Stock Appreciation Rights Plan, and Phantom Stock Plan. Under the terms of his employment agreement, Mr. Watson will be given an allowance for a company car. Mr. Watson may terminate his employment agreement with 30 days notice. If he does so, however, he will forfeit any incentive payments which might otherwise have been due him. Alion may terminate Mr. Watson’s employment agreement for cause, which includes, amongst others, commission of a crime involving fraud, theft or embezzlement, reckless, willful or criminal misconduct, or gross negligence in Mr. Watson’s performance of his duties. Alion may also terminate Mr. Watson’s employment without cause, although if Alion does so, it will have to make a lump sum severance payment to Mr. Watson equal to the greater of Mr. Watson’s annual base salary at the time of termination for the unexpired term of the employment agreement up to a maximum of two years; or an amount equal to Mr. Watson’s base salary.

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

      Under his employment agreement, Mr. Crawford will serve as Senior Vice President and Sector Manager of the spectrum engineering sector for Alion for a term of 60 months, commencing on December 20, 2002 and ending on December 20, 2007. He will receive a base annual salary of $270,100 for fiscal year 2005 and will be eligible for a performance-based annual incentive bonus. Mr. Crawford is eligible to participate in Alion’s Deferred Compensation Plan, Stock Appreciation Rights Plan, and Phantom Stock Plan. Under the terms of his employment agreement, Mr. Crawford will be given an allowance for a company car. Mr. Crawford may terminate his employment agreement with 30 days notice. If he does so, however, he will forfeit any incentive payments which might otherwise have been due him. Alion may terminate Mr. Crawford’s employment agreement for cause, which includes, amongst others, commission of a crime involving fraud, theft or embezzlement, reckless, willful or criminal misconduct, or gross negligence in Mr. Crawford’s performance of his duties. Alion may also terminate Mr. Crawford’s employment without cause, although if Alion does so, it will have to make a lump sum severance payment to Mr. Crawford equal to the greater of

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

      Under his employment agreement, Mr. Hughes will serve as Senior Vice President and Chief Financial Officer of Alion for a term of 60 months, commencing on December 20, 2002 and ending on December 20, 2007. He will receive a base annual salary of $275,000 for fiscal year 2005 and will be eligible for a performance-based annual incentive bonus. Mr. Hughes is also eligible to participate in Alion’s Deferred Compensation Plan, Stock Appreciation Rights Plan, and Phantom Stock Plan. Under the terms of his employment agreement, Mr. Hughes will be given an allowance for a company car. Mr. Hughes may terminate his employment agreement with 30 days notice. If he does so, however, he will forfeit any incentive payments which might otherwise have been due him. Alion may terminate Mr. Hughes’ employment agreement for cause, which includes, amongst others, fraud, theft or embezzlement, reckless, willful or criminal misconduct, or gross negligence in Mr. Hughes’ performance of his duties. Alion may also terminate Mr. Hughes’ employment without cause, although if Alion does so, it will have to make a lump sum severance payment to Mr. Hughes equal to the greater of

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

      Under his employment agreement, Mr. Goff will serve Senior Vice President and Sector Manager of the defense operations integration sector for Alion, effective February 14, 2004. He will receive a base annual salary of $270,200 for the fiscal year 2005. Mr. Goff is also eligible to participate in Alion’s Deferred Compensation Plan, Stock Appreciation Rights Plan, and Phantom Stock Plan. Mr. Goff will be given an allowance for the lease of a company car. Mr. Goff may terminate his employment agreement with 30 days notice. If he does so, however, he will forfeit any incentive payments which might otherwise have been due him. Alion may terminate Mr. Goff’s employment agreement for cause, which includes, amongst others, commission of a crime involving fraud, theft or embezzlement, reckless, willful or criminal misconduct, or gross negligence in Mr. Goff’s performance of his duties. Within two years from the effective date, Alion may also terminate Mr. Goff’s employment without cause, although if Alion does so, it will have to make a lump sum severance payment to Mr. Goff equal to one year of annual base salary as of the date of termination.

      Under his employment agreement, Mr. Goff is entitled to terminate his employment and receive the same lump sum severance payment described above, if he terminates his employment for any of the following reasons within 24 months following a change of control event:

•	his authority or responsibility is materially diminished;

•	he is assigned duties inconsistent with his position, responsibility and status;

•	there is an adverse change in his title or office;

•	his base pay or incentive compensation is reduced; and his principal work location is more than ten miles away from his principal work location immediately prior to the change of control event.

Deferred Compensation Arrangement for Bahman Atefi

      Dr. Atefi entered into a Deferred Compensation Agreement with Alion as a condition to completing the acquisition, pursuant to which he has forgone an aggregate of approximately $1.0 million in deferred compensation under his retention incentive agreement with IITRI and under an Executive Deferred Compensation Plan entered into between IITRI and Dr. Atefi in 1997. Alion used this amount to decrease the principal amount of the Mezzanine Note and warrants issued to IITRI at closing. On December 20, 2002,

Alion entered into an agreement with Dr. Atefi, the payment terms of which resemble those of the Mezzanine Note, which entitle Dr. Atefi to payment by Alion of approximately $857,000 in principal amount on December 20, 2008, plus 12% cash interest per year. Under this Agreement, Dr. Atefi was also granted warrants which entitle him to purchase approximately 22,062 shares of Alion’s common stock at an exercise price of $10 per share. On October 29, 2004, Dr. Atefi elected to redeem the amount due under his Deferred Compensation Agreement. Dr. Atefi was paid $857,000 plus $193,682 in accrued interest. Dr. Atefi’s warrants remain outstanding.

Deferred Compensation Plans

      We maintain two Deferred Compensation Plans. One plan, the Executive Deferred Compensation Plan, covers members of management and other highly compensated officers of the Company. The other plan, the Directors Deferred Compensation Plan, covers members of our board of directors.

      Each plan permits an individual to make a qualifying election to forego current payment and defer a portion of his or her compensation. Officers may defer up to 50% of their annual base salary and up to 100% of their bonus, SAR and/or phantom stock payments. Directors may defer up to 100% of their fees and up to 100% of their SAR payments.

      Each Plan permits an individual to defer payment to a specified future date and to specify whether deferrals are to be paid in a lump sum or installments. Under certain limited circumstances, deferrals may be paid out early or further deferred. In general, individuals may make only one qualifying deferral election per year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information as of September 30, 2004, regarding the beneficial ownership of the Company’s common stock by certain beneficial owners and all directors and Named Executive Officers, both individually and as a group. The Company knows of no other person not disclosed herein beneficially owning more than 5% of the Company’s Common Stock. The address of the beneficial owner (as required) and the dates applicable to the beneficial ownership indicated are set forth in the footnotes below.

		Amount and Nature
		Beneficial of		Percentage
Name of Beneficial Owner	Title of Class	Ownership		of Class(1)

Five Percent Security Holders:
Illinois Institute of Technology(2)	Common stock	1,585,339	(3)	32.0
Directors(4) and Executive Officers:
Bahman Atefi	Common stock	87,316	(5)	2.6
Jack Hughes	Common stock	5,262	(6)	*
Barry Watson	Common stock	51,112	(7)	1.5
Randy Crawford	Common stock	47,343	(8)	1.4
Rob Goff	Common stock	8,105	(9)	*
All Directors and Officers as a Group (5 Persons)	Common stock	199,138	(10)	5.9

*	less than 1%.

(1)	Applicable percentages based on 3,376,197 shares outstanding on September 30, 2004, and also includes shares of Common Stock subject to warrants that may be exercised within 60 days of September 30, 2004. Such shares are deemed to be outstanding for the purposes of computing the percentage ownership of the individual or entity holding the shares, but are not deemed outstanding for purposes of computing the percentage of any other person shown in the table. This table is based upon information in the Company’s possession and believed to be accurate. Unless indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(2)	Illinois Institute of Technology’s address is 3300 South Federal Street, Chicago, IL 60616.

(3)	The number of shares deemed to be beneficially held by IIT represents currently exercisable warrants held by IIT under the Mezzanine Warrant and the Subordinated Warrant for an aggregate of 1,585,339 shares of Common Stock.

(4)	No directors (other than Dr. Atefi) are believed by us to be beneficial owners of our common stock.

(5)	Includes warrants to purchase 22,062 shares of common stock pursuant to Dr. Atefi’s Deferred Compensation Arrangement with Alion and interests to purchase 65,254 shares of Alion’s common stock pursuant to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan, which we refer to as the KSOP.

(6)	Includes interests to purchase 5,262 shares of Alion’s common stock pursuant to the KSOP.

(7)	Includes interests to purchase 51,112 shares of Alion’s common stock pursuant to the KSOP.

(8)	Includes interests to purchase 47,343 shares of Alion’s common stock pursuant to the KSOP.

(9)	Includes interests to purchase 8,105 shares of Alion’s common stock pursuant to the KSOP

(10)	Includes 119,138 shares of KSOP interests beneficially owned by the Named Executive Officers as of September 30, 2004, warrants to purchase 22,062 shares of common stock held by Dr. Atefi.

Changes in Control

      We do not know of any agreements, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13.	Certain Relationships and Related Transactions

      On March 28, 2003, IITRI sold and Jon Emery, the then General Counsel of Alion, purchased Mezzanine Notes in the principal amount of $750,000 and accompanying Mezzanine Warrants to purchase 19,327 shares of Alion common stock at an exercise price of $10 per share, for an aggregate purchase price of $750,000. On November 12, 2003, Alion purchased the Mezzanine Note and all accompanying warrants from Mr. Emery for an aggregate purchase price of $1,034,020, which amount consisted of $795,000 for the purchase of the Notes, $193,270 for the purchase of the warrants, and $35,000 for reimbursement for legal and other professional fees and $10,750 for interest earned on the Mezzanine Note. The determination to purchase the notes and warrants for this amount was made by the Chief Executive Officer. The purchase price for the Mezzanine Notes represents a premium of 6% above the aggregate principal amount of the notes, which is derived from repurchase terms contained in the notes. The $10 per share purchase price for the warrants represents a negotiated amount with Mr. Emery in conjunction with his resignation.

      On February 11, 2004, the Company borrowed $750,000 from an officer of the Company. In exchange, on June 7, 2004, the Company issued the officer a promissory note with interest at a rate of 15% per annum until March 31, 2009. The annual interest period was effective beginning February 11, 2004. The agreement essentially replaces a note, which is described above, for the same sum previously issued to another officer of the Company, the termination of whose employment relationship resulted in repurchase of the note. The agreement with the officer is subordinate to the Term B Senior Credit Facility. On December 8, 2004, the Promissory Note with the officer was extinguished. An amount of $750,000 plus accrued interest of $21,635 was paid to the officer.

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

      Consistent with the charter of Audit and Finance Committee, the Committee is responsible for engaging the Company’s independent auditors. Beginning with the year ended September 30, 2003, all audit and permitted non-audit services require pre-approval by the Audit and Finance Committee. The full Committee approves proposed services and fee estimates for these services. During fiscal years 2003 and 2004 all services performed by the auditors were pre-approved.

      The following table summarizes the fees of KPMG LLP, our independent auditors, billed to the Company for each of the last two fiscal years for audit services and billed to the Company in each of the last two fiscal years for other services:

Fee Category	2004	2003

Audit Fees(1)	$536,772	$599,734
Audit-Related Fees(2)	$382,661	$811,117
Tax fees and other	$—	$—

Total Fees	$919,433	$1,410,851

(1)	Audit fees consist of fees for the audit of the Company’s financial statements, the review of the interim financial statements included in the Company’s quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees”. In fiscal 2004, these services related primarily to audit services provided in conjunction with acquisitions, accounting consultations, and audits of employee benefit plans. These services were approved by the Audit and Finance Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      The following documents are filed as part of the Annual Report on Form 10-K:

Financial Statements
Report of Independent Registered Public Accounting Firm	55
Consolidated Financial Statements:
Consolidated Balance Sheets as of September 30, 2004 and 2003	56
Consolidated Statements of Operations for the years ended September 30, 2004 and 2003 and for the period from October 10, 2001 (inception) through September 30, 2002	57
Consolidated Statements of Shareholder’s Equity (Deficit) for the years ended September 30, 2004 and 2003 and for the period from October 10, 2001 (inception) through September 30, 2002	58
Consolidated Statements of Cash Flows for the years ended September 30, 2004 and for the period from October 10, 2001 (inception) through September 30, 2002	59
Notes to Consolidated Financial Statements	61
Consolidated Financial Statement Schedule
Schedule II — Valuation and Qualifying Accounts	78
Consolidated Financial Statements of Selected Operations of IIT Research Corporation
Independent Auditors’ Report	79
Consolidated Financial Statements:
Consolidated Balance Sheets as of September 30, 2002 and 2001	80
Consolidated Statements of Income for the years ended September 30, 2002, 2001, and 2000	81
Consolidated Statements of Changes in Owner’s Net Investment for the years ended September 30, 2002, 2001, and 2000	82
Consolidated Statements of Cash Flows for the years ended September 30, 2002, 2001, and 2000	83
Notes to Consolidated Financial Statements	84

      (b) The following exhibits required by Item 601 of Regulation 8-K

Exhibit
No.	Description

2.1	Stock Purchase Agreement by and among Identix Public Sector, Inc. Identix Incorporated and Alion Science and Technology Corporation, dated February 13, 2004(6)
3.1	Second Amended and Restated Certificate of Incorporation of Beagle Holdings, Inc.(3)

3.2	Amended and Restated By-laws of Alion Science and Technology Corporation.(1)

4.1	Amended and Restated Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(2)

4.2	First Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(4)

4.3	Second Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(5)

4.4	Third Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(5)

4.5	Fourth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(5)

4.6	Fifth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(7)

4.7	Sixth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(7)

Exhibit
No.	Description

4.8	Seventh Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(7)

4.9	Eighth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(7)

4.10	Ninth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.

10.5	Seller Note Securities Purchase Agreement by and between IITRI and Alion Science and Technology Corporation.(4)

10.8	Rights Agreement.(4)

10.9	First Amendment to The Alion Science and Technology Corporation 2002 Stock Appreciation Rights Plan.(5)*

10.14	Employment Agreement between Alion Science and Technology Corporation and Bahman Atefi.(4)*

10.15	Employment Agreement between Alion Science and Technology Corporation and Stacy Mendler.(4)*

10.16	Employment Agreement between Alion Science and Technology Corporation and Randy Crawford.(4)*

10.17	Employment Agreement between Alion Science and Technology Corporation and Barry Watson.(4)*

10.18	Employment Agreement between Alion Science and Technology Corporation and John Hughes.(4)*

10.23	Alion Executive Deferred Compensation Plan.(4)*

10.24	Alion Director Deferred Compensation Plan.(4)*

10.25	First Amendment to The Alion Science and Technology Corporation Director Deferred Compensation Plan.(5)*

10.26	Alion Science and Technology Corporation Phantom Stock Plan.(4)*

10.27	First Amendment to The Alion Science and Technology Corporation Employee Phantom Stock Plan.(11)*

10.29	First Amendment to the Credit Agreement by and among LaSalle Bank National Association as agent, various lenders and Alion Science and Technology Corporation.(8)

10.30	Second Amendment to the Credit Agreement by and among LaSalle Bank National Association as agent, various lenders and Alion Science and Technology Corporation.(10)

10.31	Agreement between Alion Science and Technology Corporation and James Fontana.(10)*

10.32	Employment Agreement between Alion Science and Technology Corporation and Leroy R. Goff III.(10)*

10.33	Third Amendment to the Credit Agreement by and among LaSalle Bank National Association as agent, various lenders and Alion Science and Technology Corporation.(9)

10.34	Addendum to Employment Agreement between Alion Science and Technology Corporation and James Fontana.(9)*

10.35	Second Amendment to the Alion Science and Technology Corporation Phantom Stock Plan.(9)*

10.36	Senior Secured Credit facility, that includes a revolving credit facility and Term B note, by and among Credit Suisse First Boston as arranger, various lenders, and Alion Science and Technology Corporation.

10.37	First Amendment to the Mezzanine Warrant Agreement.

10.38	First Amendment to the Seller Warrant Agreement.

10.39	First Amendment to the Alion Mezzanine Warrant Agreement between Alion Science and Technology Corporation, Alion Science and Technology Corporation Employee Ownership, Savings and Investment Trust, and Bahman Atefi.*

Exhibit
No.	Description

21	Subsidiaries of Alion Science and Technology Corporation:(i) Human Factors Applications, Inc., incorporated in the Commonwealth of Pennsylvania, (ii) Innovative Technology Solutions Corporation, incorporated in the State of New Mexico, and (iii) Identix Public Sector, incorporated in the Commonwealth of Virginia, are wholly-owned by Alion Science and Technology Corporation.

23.1	Independent Auditor’s Consent.

23.2	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation pursuant to 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management contract and/or compensatory plan/arrangement.

(1)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 9, 2002 (File no. 950133-2-4018).

(2)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Pre-Effective Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 7, 2002 (File no. 950133-2-3343).

(3)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 17, 2002 (File no. 950133-2-3224).

(4)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Post-Effective Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 24, 2003 (File no. 950133-3-862).

(5)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarterly period ended July 4, 2003, filed with the Securities and Exchange Commission on August 15, 2003.

(6)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Company’s current report on Form 8-K/ A, filed with the Securities and Exchange Commission on March 5, 2004 (File no. 950133-04-000745).

(7)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 28, 2004 (File no. 950133-04-001602).

(8)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarterly period ended December 31, 2003, filed with the Securities and Exchange Commission on February 17, 2003 (File no. 950133-04-000432).

(9)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2004, filed with the Securities and Exchange Commission on August 13, 2004 (File no. 950133-04-003228).

(10)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2004, filed with the Securities and Exchange Commission on May 17, 2004 (File no. 950113-04-002056).

(11)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s annual report Form 10-K for the fiscal year ended September 30, 2003, filed with the Securities and Exchange Commission on December 24, 2003 (File no. 950133-03-004374).

117.1

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALION SCIENCE AND TECHNOLOGY CORPORATION
(Registrant)

By:	/s/ BAHMAN ATEFI

Bahman Atefi
Chairman, Chief Executive Officer and Director

Date: December 22, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BAHMAN ATEFI Bahman Atefi	Chairman, Chief Executive Officer and Director	December 22, 2004

/s/ JOHN M. HUGHES John M. “Jack” Hughes	Chief Financial Officer (Principal Financial Officer)	December 22, 2004

/s/ GARY N. AMSTUTZ Gary N. Amstutz	Senior Vice President and Executive Director of Finance (Principal Accounting Officer)	December 22, 2004

/s/ LESLIE ARMITAGE Leslie Armitage	Director	December 22, 2004

Lewis Collens	Director	December 22, 2004

/s/ HAROLD W. GEHMAN, JR. Admiral (Ret.) Harold W. Gehman Jr.	Director	December 22, 2004

/s/ DONALD GOSS Donald Goss	Director	December 22, 2004

/s/ ROBERT L. GROWNEY Robert L. Growney	Director	December 22, 2004

/s/ GEORGE A. JOULWAN General (Ret.) George A. Joulwan	Director	December 22, 2004

/s/ MICHAEL E. RYAN General (Ret.) Michael E. Ryan	Director	December 22, 2004

/s/ EDWARD C. ALDRIDGE, JR. Edward C. Aldridge, Jr.	Director	December 22, 2004

      Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants which Have Not Registered Securities Pursuant to Section 12 of the Act

      No annual report or proxy material has been sent to security holders.

Exhibit
No.	Description

2.1	Stock Purchase Agreement by and among Identix Public Sector, Inc. Identix Incorporated and Alion Science and Technology Corporation, dated February 13, 2004(6)
3.1	Second Amended and Restated Certificate of Incorporation of Beagle Holdings, Inc.(3)

3.2	Amended and Restated By-laws of Alion Science and Technology Corporation.(1)

4.1	Amended and Restated Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(2)

4.2	First Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(4)

4.3	Second Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(5)

4.4	Third Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(5)

4.5	Fourth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(5)

4.6	Fifth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(7)

4.7	Sixth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(7)

4.8	Seventh Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(7)

4.9	Eighth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(7)

4.10	Ninth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.

10.5	Seller Note Securities Purchase Agreement by and between IITRI and Alion Science and Technology Corporation.(4)

10.8	Rights Agreement.(4)

10.9	First Amendment to The Alion Science and Technology Corporation 2002 Stock Appreciation Rights Plan.(5)*

10.14	Employment Agreement between Alion Science and Technology Corporation and Bahman Atefi.(4)*

10.15	Employment Agreement between Alion Science and Technology Corporation and Stacy Mendler.(4)*

10.16	Employment Agreement between Alion Science and Technology Corporation and Randy Crawford.(4)*

10.17	Employment Agreement between Alion Science and Technology Corporation and Barry Watson.(4)*

10.18	Employment Agreement between Alion Science and Technology Corporation and John Hughes.(4)*

10.23	Alion Executive Deferred Compensation Plan.(4)*

10.24	Alion Director Deferred Compensation Plan.(4)*

10.25	First Amendment to The Alion Science and Technology Corporation Director Deferred Compensation Plan.(5)*

10.26	Alion Science and Technology Corporation Phantom Stock Plan.(4)*

10.27	First Amendment to The Alion Science and Technology Corporation Employee Phantom Stock Plan.(11)*

10.29	First Amendment to the Credit Agreement by and among LaSalle Bank National Association as agent, various lenders and Alion Science and Technology Corporation.(8)

Exhibit
No.	Description

10.30	Second Amendment to the Credit Agreement by and among LaSalle Bank National Association as agent, various lenders and Alion Science and Technology Corporation.(10)

10.31	Agreement between Alion Science and Technology Corporation and James Fontana.(10)*

10.32	Employment Agreement between Alion Science and Technology Corporation and Leroy R. Goff III.(10)*

10.33	Third Amendment to the Credit Agreement by and among LaSalle Bank National Association as agent, various lenders and Alion Science and Technology Corporation.(9)

10.34	Addendum to Employment Agreement between Alion Science and Technology Corporation and James Fontana.(9)*

10.35	Second Amendment to the Alion Science and Technology Corporation Phantom Stock Plan.(9)*

10.36	Senior Secured Credit facility, that includes a revolving credit facility and Term B note, by and among Credit Suisse First Boston as arranger, various lenders, and Alion Science and Technology Corporation.

10.37	First Amendment to the Mezzanine Warrant Agreement.

10.38	First Amendment to the Seller Warrant Agreement.

10.39	First Amendment to the Alion Mezzanine Warrant Agreement between Alion Science and Technology Corporation, Alion Science and Technology Corporation Employee Ownership, Savings and Investment Trust, and Bahman Atefi.*

21	Subsidiaries of Alion Science and Technology Corporation:(i) Human Factors Applications, Inc., incorporated in the Commonwealth of Pennsylvania, (ii) Innovative Technology Solutions Corporation, incorporated in the State of New Mexico, and (iii) Identix Public Sector, incorporated in the Commonwealth of Virginia, are wholly-owned by Alion Science and Technology Corporation.

23.1	Independent Auditor’s Consent.

23.2	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation pursuant to 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management contract and/or compensatory plan/arrangement.