Form 10-Q
period 2004-12-31
ALION SCIENCE & TECHNOLOGY CORP
filed 2005-02-15
CIK 1166568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004.

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
☑ Yes ☐ No

Indicate by check mark whether the registrant is an
accelerated filer (as defined in Rule 12b–2 of the Exchange Act).
Yes ☐ No ☑

The number of shares outstanding of Alion Science and Technology Corporation common stock as of December 31, 2004, was:
Common Stock 3,329,381

ALION SCIENCE AND TECHNOLOGY CORPORATION

FORM 10-Q INDEX

FOR THE QUARTER ENDED DECEMBER 31, 2004

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALION SCIENCE AND TECHNOLOGY CORPORATION

Consolidated Balance Sheets

As of December 31, 2004 (Unaudited) and September 30, 2004
(In thousands, except share and per share information)

	December 31,	September 30,
	2004	2004
Current assets:
Cash	$23	$4,717
Accounts receivable, less allowance of $3,211 and $2,896 at December 31, 2004 and September 30, 2004, respectively	70,945	68,949
Stock subscriptions receivable	—	1,556
Receivable from Trust	9	—
Prepaid expenses	1,885	1,333
Other current assets	842	1,008

Total current assets	73,704	77,563
Fixed assets, net	10,552	10,778
Intangible assets, net	13,298	13,618
Goodwill	84,606	83,075
Other assets	1,401	1,688
Deferred compensation assets	2,193	1,739

Total assets	185,754	188,461

Current liabilities:
Note payable to bank	$3,000	$—
Current portion, Term B Senior Credit Facility note payable	690	468
Acquisition obligations	4,554	3,059
Trade accounts payable and accrued liabilities	23,084	23,420
Accrued payroll and related liabilities	14,769	20,689
ESOP liabilities	1,427	136
Current portion of accrued loss on operating leases	800	832
Billings in excess of costs and estimated earnings on uncompleted contracts	890	676

Total current liabilities	49,214	49,280

Term B Senior Credit Facility note payable, excluding current portion	68,138	46,367
Mezzanine note payable	—	17,503
Subordinated note payable	34,457	34,247
Agreements with officers	—	1,514
Deferred compensation liability	2,193	1,735
Accrued postretirement benefit obligations	3,439	3,398
Deferred rent and accrued loss on operating leases	3,796	3,892
Redeemable common stock warrants	21,666	20,777

Total liabilities	182,903	178,713
Shareholder’s equity, subject to redemption:

Common stock (subject to redemption), $0.01 par value, 15,000,000 shares authorized, 3,376,197 shares and 3,376,197 shares issued, and 3,329,382 shares and 3,376,197 shares outstanding at December 31, 2004 and September 30, 2004 , respectively	34	34
Additional paid-in capital	37,532	37,532
Treasury stock, 46,816 shares, at cost	(933)
Accumulated deficit	(33,782)	(27,818)

Total shareholder’s equity, subject to redemption	2,851	9,748

Total liabilities and shareholder’s equity, subject to redemption	$185,754	$188,461

See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

Consolidated Statements of Operations

Three Months Ended December 31, 2004 and 2003
(In thousands, except share and per share information)
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2004	2003
Contract revenue	$69,221	$58,591
Direct contract expense	50,192	42,113

Gross profit	19,029	16,478

Operating expenses:
Indirect contract expense	4,479	3,989
Research and development	87	74
General and administrative	6,709	7,385
Rental and occupancy expense	2,444	2,513
Depreciation and amortization	3,488	3,104
Stock-based compensation (1)	457	417
Bad debt expense	292	42

Total operating expenses	17,956	17,524

Operating income (loss)	1,073	(1,046)
Other income (expense):
Interest income	19	2
Interest expense	(6,994)	(3,236)
Other	(11)	(12)

Loss before income taxes	(5,913)	(4,292)

Income tax expense	(51)	—

Net loss	(5,964)	$(4,292)

Basic and diluted loss per share	$(1.77)	$(1.45)

Basic and diluted weighted average common shares outstanding	3,368,564	2,966,743

(1)	Stock-based compensation is a separately reported component of general and administrative expense.

See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

Consolidated Statements of Cash Flows

Three Months Ended December 31, 2004 and 2003
(In thousands)

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(5,964)	$(4,292)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,488	3,104
Accretion of debt to face value	2,392	413
Amortization of debt issuance costs	170	106
Decrease in value of interest rate cap agreement	53	—
Change in fair value of redeemable common stock warrants	889	693
Stock-based compensation	457	417
Gain on investments, net	(28)	—
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(2,103)	(1,643)
Other assets	1,006	(185)
Trade accounts payable and accruals	(4,700)	559
Other liabilities	91	199

Net cash used in operating activities	(4,249)	(629)
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(1,650)	(3,703)
Capital expenditures	(600)	(641)
Purchase of investment securities	—	(1,333)

Net cash used in investing activities	(2,250)	(5,677)
Cash flows from financing activities:
Proceeds from Term B Senior Credit Facility note payable	22,000	—
Payment of debt issuance costs	(58)	—
Repayment of Term B Credit Facility note payable	(180)	—
Repayment of senior note payable	—	(1,250)
Repayment of mezzanine note payable	(20,201)	(750)
Payment of agreements with officers	(1,823)	—
Borrowings under revolving credit facility	3,000	8,300
Repayment of ITSC revolving credit facility	—	(375)
Cash paid for Daedalic acquisition earn out	—	(18)
Purchase of shares of common stock from ESOP Trust	(933)	(736)
Cash received from issuance of common stock to Trust	—	1,247

Net cash provided by financing activities	1,805	6,418

Net increase (decrease) in cash	(4,694)	112
Cash at beginning of period	4,717	494

Cash at end of period	$23	$606

Supplemental disclosure of cash flow information:
Cash paid for interest	3,023	$1,151
Cash paid (received) for taxes	51	—

See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

     Alion, a for-profit S Corporation, was formed in October 2001 for the purpose of purchasing substantially all of the assets and certain of the liabilities of IIT Research Institute (IITRI), a not-for-profit membership corporation affiliated with and controlled by the Illinois Institute of Technology. Prior to the acquisition of substantially all of the assets and liabilities of IITRI (the Transaction), the Company’s activities had been organizational in nature. On December 20, 2002, Alion acquired substantially all of the assets and liabilities of IITRI (Business), excluding the assets and liabilities of IITRI’s Life Sciences Operation, for aggregate total proceeds of $127.3 million consisting of (in thousands):

•	$58,571 in cash, consisting of $56,721 paid to IITRI and $1,517 paid for certain transaction expenses on behalf of IITRI, and $333 paid for other transaction expenses;

•	$39,900 in seller notes to IITRI, with detachable warrants representing approximately 26% of the outstanding common stock of Alion at the closing date (on a fully diluted basis). The seller notes bear interest at an effective interest rate of 6.71% per annum. See notes 8 and 9;

•	$20,343 in mezzanine notes to IITRI, with detachable warrants representing 12% of the outstanding common stock of Alion at the closing date (on a fully diluted basis). The mezzanine notes bear interest at 12% per annum. See notes 8 and 9;

•	$2,300 in transaction costs less the $1,517 referenced above;

•	$6,188 in assumed IITRI debt due to its bank; and

•	$1,520 in additional amounts due to IITRI for purchase price adjustments related to the Life Sciences Operation.

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

$127,305

(2)	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

     The consolidated financial statements are prepared on the accrual basis of accounting and include the accounts of Alion and its wholly-owned subsidiaries: Human Factors Application, Inc. (HFA), acquired at the time of the Transaction, and Innovative Technology Solutions Corporation (ITSC) and Identix Public Sector (IPS), which were acquired during the year ended September 30, 2004. All significant intercompany accounts have been eliminated in consolidation. Operating results for the three months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005. For further information, refer to the consolidated financial statements and notes thereto included in the Post Effective Amendment No. 5 to the Company’s registration statement on Form S-1 (No. 333-89756) filed with the Securities and Exchange Commission [SEC] on January 24, 2005.

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

     Contract costs on federal government contracts, including indirect costs, are subject to audit by the federal government and adjustment pursuant to negotiations between the Company and government representatives. All of the Company’s federal contract indirect costs have been audited and negotiated through fiscal year 2001. Government audit of fiscal year 2002 on indirect costs has been completed pending final negotiation of the indirect rates. Audit for fiscal year 2003 is in process. The Company will submit its fiscal year 2004 indirect cost submission on or about March 30, 2005. The results of the negotiation of the indirect rates for fiscal year 2002 and the completion of the indirect rate audits and indirect rate negotiations for fiscal years 2003 and 2004 are not expected to have a material effect on the future results of operations. Contract revenues on federal government contracts have been recorded in amounts that are expected to be realized upon final settlement.

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

     All of the Company’s subsidiaries, HFA, IPS, and ITSC, are qualified subchapter S entities which, for federal income tax purposes, are not treated as separate corporations.

Accounts Receivable and Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts

     Accounts receivable include billed accounts receivable, amounts currently billable, and costs and estimated earnings in excess of billings on uncompleted contracts which represent accumulated project expenses and fees which have not been billed or are not currently billable as of the date of the consolidated balance sheet. These amounts are stated at estimated realizable value and aggregated $18.0 million and $14.5 million at December 31, 2004 and September 30, 2004, respectively. Costs and estimated earnings in excess of billings on uncompleted contracts at December 31, 2004 include $2.3 million related to costs incurred on projects for which the Company has been requested by the customer to begin work under a new contract or extend work under an existing contract, but for which formal contracts or contract modifications have not been executed. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable losses in the Company’s existing billed and unbilled accounts receivable. The Company determines the allowance using specific identification and historical write-off experience based on the age of the population.

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

Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value. It is impracticable for the Company to estimate the fair value of its subordinated debt because the only market for this financial instrument consists of principal to principal transactions. For all of the following items, the fair value is not materially different than the carrying value.

Cash, Cash Equivalents, Accounts Payable and Accounts Receivable

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

Interest Rate Cap

     The fair value of the Company’s interest rate cap agreement is estimated based on current rates offered to the Company for contracts with similar terms and maturities.

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

     There were no plan assets as of December 31, 2004 and September 30, 2004. The Company uses an October 1 measurement date.

     The Company provides a prescription drug benefit to a small, closed group of retirees after age 65. Employers providing a retiree prescription drug benefit which is at least actuarially equivalent to Medicare Part D can qualify for a federal subsidy. The Company has yet to determine whether the benefit that it provides can meet this standard. The Company does not expect the effect of any subsidy to be material. Accordingly, neither the accumulated postretirement benefit obligation nor the net periodic postretirement benefit cost in the Company’s financial statements reflect the effect of any potential subsidy.

(5)	Loss Per Share

     Basic and diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Loss per share excludes the impact of warrants and stock appreciation rights described herein as this impact would be anti-dilutive for all periods presented.

(6)	Shareholder’s Equity, Subject to Redemption

     The Company’s common stock is owned by the Alion Science and Technology Corporation Employee Ownership, Savings and Investment Trust (the Trust). The Company provides a put option to any participant or beneficiary who receives a distribution of common stock which permits the participant or beneficiary to sell such common stock to the Company during certain periods, at the estimated fair value price per share. Accordingly, all of the Company’s equity is classified as subject to redemption in the accompanying consolidated balance sheets.

     Certain participants have the right to sell shares distributed from participant accounts that were acquired on the closing date of the Transaction at a price equal to the greater of the original purchase price and the estimated fair value price per share of common stock.

(7)	Goodwill and Intangible Assets

     The Company accounts for goodwill and other intangible assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, which requires that goodwill be reviewed at least annually for impairment. The Company has elected to perform this review annually at the end of each fiscal year.

     As of December 31, 2004, the Company has recorded goodwill of approximately $84.6 million. For the three months ended December 31, 2004, goodwill increased by approximately $1.5 million. Approximately $1.3 million related to additional earnout obligations from historical acquisitions and approximately $0.2 million related to purchase price allocation adjustments from acquisitions described in Note 15.

     As of December 31, 2004, the Company has recorded net intangible assets of approximately $13.3 million comprised primarily of contracts purchased from IITRI of approximately $9.9 million and approximately $3.4 million for contracts purchased in acquisitions described in Note 15. The intangible assets have an estimated useful life of one to three years and are being amortized using the straight-line method.

(8)	Long-Term Debt

     To fund the Transaction described in Note 1, the Company entered into various debt agreements (i.e., Senior Credit Agreement, Mezzanine Note, and Subordinated Note) on December 20, 2002. On August 2, 2004, the Company entered into a new Term B Senior Credit Facility with Credit Suisse First Boston (CSFB)(Term B Senior Credit Facility), and used proceeds to extinguish the LaSalle Bank senior term note, the LaSalle Bank revolving credit facility, and the Mezzanine Note.

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

     During the first four years of the term, principal under the Senior Secured Term B Loan is payable quarterly in an amount equal to 0.25 percent of the principal amount then outstanding. During the fifth and final year of the term, the Company is obligated to pay quarterly installments of principal in an amount equal to 24 percent of the principal amount then outstanding. All principal obligations under the senior revolving credit facility are to be repaid in full no later than August 2, 2009. As of December 31, 2004, the outstanding balance drawn under the senior revolving credit facility was $3.0 million.

     The Senior Secured Term B Loan and the revolving credit facility each may bear interest at either of two floating rates. The Company may elect that interest be payable on our $100.0 million Senior Secured Term B Loan at an annual rate equal to the prime rate charged by CSFB plus a maximum spread of 225 basis points or at an annual rate equal to the Eurodollar rate plus a maximum spread of 275 basis points. As of December 31, 2004, the applicable interest rate was 4.94%.

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

     The terms of borrowings under the Incremental Term Loan Facility will be established at the time the borrowings, if any, are made. If the Company borrows under the Incremental Term Loan facility and certain economic terms of the Incremental Term Loan, including applicable yields, maturity dates and average life to maturity, are more favorable to the incremental term loan lenders than the comparable economic terms under the Senior Secured Term B Loan or the revolving credit facility, then the Term B Senior Credit Facility provides that the applicable interest rate spread will be adjusted upward. The upward adjustment will take place if the yield payable under the incremental term loan exceeds the yield under the Senior Secured Term B Loan or revolving credit facility by more than 50 basis points. The effect of this provision is that if the Company borrows under the Incremental Term Loan Facility, that borrowing may increase the cost of borrowings under the Senior Secured Term B Loan and the revolving credit facility. Under the terms of the Senior Secured Term B Loan, the Company is subject to certain financial covenants with respect to the Company’s maximum leverage ratio and our interest coverage ratio. The Company was in compliance with these covenants in all material respects at December 31, 2004.

     On August 2, 2004, the Company borrowed $50.0 million under the Senior Secured Term B Loan to retire its outstanding Senior Term Note and revolving credit facility under the Senior Credit Agreement with LaSalle Bank. The Company paid approximately $47.2 million in principal (approximately $23.2 million to redeem the senior term note and $24.0 million on the revolving credit facility) and accrued and unpaid interest and approximately $3.3 million in transaction fees associated with the refinancing.

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

Senior Credit Agreement

     On December 20, 2002, the Company executed a Senior Credit Agreement among LaSalle Bank National Association and other lenders to refinance and replace IITRI’s prior credit arrangements and to finance, in part, the Transaction. The Senior Credit Agreement consisted of a $35.0 million Senior Term Note and a $25.0 million revolving credit facility. All principal obligations under the Senior Credit Agreement were to be repaid in full no later than December 20, 2007. The Senior Credit Agreement is secured by a first priority, perfected security interest in all of the Company’s current and future tangible and intangible property.

     Prior to the CSFB refinancing in August 2004, the Company had approximately $47.2 million in borrowings under the Senior Credit Agreement (approximately $24.0 million under the revolving credit facility and approximately $23.2 million under the Senior Term Note), each of which bore interest at either of two floating rates: a per year rate equal to the Eurodollar rate plus 350 basis points, or LaSalle’s prime rate (base rate) plus 200 basis points.

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

     On August 2, 2004, the revolving credit facility and senior term loan were extinguished with proceeds from the Term B Senior Credit Facility. As of August 2, 2004, the Company had approximately $24.0 million borrowed under the revolving credit facility at an interest rate equal to approximately 6.25% (LaSalle Bank prime rate plus 200 basis points).

     The Company entered into an interest rate cap agreement effective as of February 3, 2003 with one of its senior lenders. Under this agreement, the Company’s maximum effective rate of interest payable on the first $25 million of principal under its term note is not to exceed 6%. Any interest the Company pays on the first $25 million of principal in excess of 6% will be reimbursed to the Company semiannually by the senior lender pursuant to the cap agreement. As a result of the aforementioned refinancing that occurred on August 2, 2004, the cap agreement was extinguished. The value assigned to the cap agreement was recognized as interest expense in the period in which the refinancing occurred.

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

     On February 11, 2004, the Company borrowed $750,000 from an officer of the Company. In exchange, on June 7, 2004, the Company issued a promissory note in the principal amount of $750,000 to the officer maturing on March 31, 2009. The promissory note bears interest at a rate of 15% per year, payable quarterly. The annual interest period was effective beginning February 11, 2004. On December 9, 2004, the Promissory Note was extinguished. An amount of $750,000 plus accrued interest of $21,635 was paid to the officer.

     As of December 31, 2004, for the aforementioned debt agreements, the remaining fiscal year principal repayments (at face amount before debt discount) are as follows:

	6-Fiscal Year Period ($ in millions)
	2005	2006	2007	2008	2009	2010	Total
Note payable to bank (1)	—	—	—	—	3.00	—	3.00
Senior Secured Term Loan B (2)	0.54	0.72	0.72	0.72	69.10	—	71.80
Subordinated Seller Note (3)	—	—	—	—	19.95	19.95	39.90
Subordinated Paid in Kind Note (4)	—	—	—	—	7.20	7.20	14.40

Total principal payments	$0.54	$0.72	$0.72	$0.72	$99.25	$27.15	$129.10

(1)	The $3.0 million balance drawn under the senior revolving credit facility at December 30, 2004, must be repaid no later than August 2, 2009.

(2)	The Term B Senior Credit Facility requires the Company to repay 1 percent of the principal balance outstanding under the senior term loan during each of the first four years (i.e., fiscal years 2005 through 2008) of the Term B Senior Credit Facility’s term and 96 percent of the principal balance outstanding during the fifth and final year of the term. As of December 31, 2004, the Company paid approximately $0.18 million in principal. The Company is required to pay at least $0.54 million in principal during the remainder of fiscal year 2005. The Term B Senior Credit Facility also requires the Company to make mandatory prepayments of principal depending upon whether the Company generates certain excess cash flow in a given fiscal year, issue certain equity, issue or incur certain debt or sell certain assets. Due to the uncertainty of these payments, the table does not reflect any such payments. The $71.8 million includes, as of December 31, 2004, approximately $3.0 million of the remaining unamortized debt discount. Approximately $3.3 million of debt issuance costs were originally recorded as debt discount.

(3)	Repayment of $39.9 million for the face value of the Subordinated Seller Note in two equal payments of $19.95 million in years 2009 and 2010. The $39.9 million includes, as of December 31, 2004, approximately $5.4 million of the remaining unamortized debt discount, assigned to fair value of the detachable warrants. At date of issuance, December 20, 2002, approximately $7.1 million was assigned as the fair value of the warrants in accordance with Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially settled in, a Company’s Own Stock.”

(4)	During the eight-year term of the Subordinated Note, approximately $14.4 million of principal accretes to the note through the PIK. These amounts are included in the principal payments in fiscal years 2009 and 2010. In fiscal years 2009 and 2010, interest will be 16% paid quarterly in cash. The principal, together with the outstanding balance of the PIK notes, will be paid in equal amounts at the end of fiscal years 2009 and 2010.

(9)	Redeemable Common Stock Warrants

     With the issuance of the Mezzanine Note, Subordinated Note, and the Deferred Compensation Agreement described in Note 8, the Company issued 524,229, 1,080,437, and 22,062, respectively, detachable redeemable common stock warrants (the Warrants) to the holders of those instruments. As of July 1, 2004, IITRI transferred all of its rights, title and interest in the warrants to the Illinois Institute of Technology. The Warrants have an exercise price of $10 per share and are exercisable until December 20, 2008 for the warrants associated with the Mezzanine Note and the Deferred Compensation Agreement and until December 20, 2010 for the warrants associated with the Subordinated Note. The Warrants enable the holders to sell the warrants back to the Company, at predetermined times, at the then current fair value of the common stock less the exercise price. Accordingly, the Warrants are classified as debt instruments in accordance with Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. On December 20, 2002, the date of issuance, the estimated fair value of the Warrants of approximately $10.3 million was recorded as a discount to the face value of the notes issued and as a liability in the accompanying consolidated balance sheet. The estimated fair value of the Warrants was $21.7 million as of December 31, 2004. The change in the estimated fair value of approximately $0.9 million was recorded as interest expense in the accompanying consolidated statements of operations.

(10) Leases

     Future minimum lease payments under non-cancelable operating leases for buildings, equipment and automobiles at December 31, 2004 are set out below. Under these operating leases, the Company subleased some excess capacity to subtenants under non-cancelable operating leases.

     In connection with the IPS acquisition, the Company assumed two operating leases at above-market rates and recorded a loss accrual of $4.4 million based on the estimated fair value of the lease liabilities assumed which is being amortized over the lease terms. The accrued loss was $3.6 million at December 31, 2004. In connection with the IPS acquisition, the Company also acquired a related sublease at above-market rates. Based on the estimated fair value of the sublease, the Company recognized an asset of $0.6 million which is being amortized over the lease term. The remaining asset value was $0.5 million at December 31, 2004.

Fiscal years ending:	(In thousands)
2005 (for the remainder of fiscal year)	9,465
2006	$12,378
2007	12,334
2008	11,812
2009	11,475
2010	8,263
and thereafter	3,989

Gross lease payments	69,716
Less: non-cancelable subtenant receipts	8,733

Net lease payments	$60,983

     Rent expense under operating leases was $2.7 million and $2.1 million for the quarters ended December 31, 2004 and 2003, respectively. Sublease rental income under operating leases was $0.4 million for the quarter ended December 31, 2004.

(11)	Fixed Assets

     Fixed assets consisted of the following:

	December 31,	September 30,
	2004	2004
	(in thousands)
Leasehold improvements	$2,141	$1,992
Equipment and software	13,808	13,358

Total cost	15,949	15,350

Less accumulated depreciation and amortization	5,397	4,572

Net fixed assets	$10,552	$10,778

     Depreciation and leasehold amortization expense for fixed assets was approximately $0.8 million and $0.6 million for quarters ended December 31, 2004 and 2003, respectively.

(12)	Stock Appreciation Rights

     Alion’s board of directors adopted a Stock Appreciation Rights (SAR) Plan in November 2002. The SAR plan has a term of ten years. Awards may be granted under the plan to directors, officers, employees, and consultants. Outstanding SAR awards cannot exceed the equivalent of 10% of the Company’s outstanding shares of common stock on a fully diluted basis. Upon exercise, a grantee has the right to receive payment equal to the difference between the appraised value of a share of Alion common stock as of the grant date and the appraised value of a share of Alion common stock as of the exercise date per the most recent valuation of the shares of common stock held by the ESOP. Awards vest at 20% per year for employees. Awards to members of the Company’s board of directors, other than Dr. Atefi, vest ratably over each member’s then-current term of office. SARs may be exercised at any time after grant to the extent they have vested. As of December 31, 2004, the Company had granted 242,350 outstanding SARs summarized as follows:

	Number of	Number of			Cumulative
	SARs	SARs granted	Total Number		Number of
Effective Date of	Granted to	to Board of	of SARs	Exercise	SARs
Grant	Employees	Directors	Granted	Price/Share	Granted
December 23, 2002	68,550	29,400	97,950	$10.00/share	97,950
May 15, 2003	300	—	300	$11.13/share	98,250
June 5, 2003	300	—	300	$11.13/share	98,550
December 21, 2003	131,200	12,600	143,800	$14.71/share	242,350

     As of December 31, 2004, 12,600 SARs have been exercised and 8,850 SARs have been forfeited. For each quarter ended December 31, 2004 and 2003, the Company recognized approximately $0.1 million in compensation expense associated with this plan.

(13)	Phantom Stock Program

     In February 2003, the compensation committee of Alion’s board of directors approved, and the board of directors subsequently adopted, the Company’s phantom stock plan. Phantom stock refers to hypothetical shares of Alion common stock. Upon vesting, recipients are entitled to receive an amount of money equal to the product of the number of hypothetical shares vested and the then-current value of Alion common stock, based on the most recent valuation of the shares of common stock held by the ESOP.

     The phantom stock plan has a term of ten years. The board of directors and the compensation committee may each grant key management employees awards of phantom stock. The phantom stock awards vest according to the following schedule:

	Vested Amount for Grant in
	February	November
Anniversary from Grant Date	2003	2003
1st	-	20%
2nd	-	20%
3rd	50%	20%
4th	25%	20%
5th	25%	20%

     As of December 31, 2004, the Company had 223,685 shares of phantom stock outstanding which may be summarized as follows:

	Shares of	Cumulative
	Phantom Stock	Shares of
	awarded to	Phantom Stock
Effective date of Grant	employees	awarded
February 11, 2003	171,000	171,000
November 11, 2003	52,685	223,685

     For each quarter ended December 31, 2004 and 2003, the Company recognized approximately $0.3 million in compensation expense associated with this plan.

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

     Contract receivables from agencies of the federal government represented approximately $71.0 million, or 96%, of accounts receivable at December 31, 2004 and $68.6 million, or 96%, of accounts receivable at September 30, 2004. Contract revenues from agencies of the federal government represented approximately 98% of total contract revenues during each of the quarters ended December 31, 2004 and 2003.

     During the quarter ended December 31, 2004, Alion had no sales to any customers within a single country (except for the United States) where the sales accounted for 10% or more of total revenue. The Company treats sales to U.S. Government customers as sales within the United States regardless of where services are performed. Substantially all of the Company’s assets were located within the United States for the quarter ended December 31, 2004.

(15)	Business Combinations

Acquisition of Innovative Technologies Solutions Corporation

     On October 31, 2003, Alion acquired 100% of the outstanding stock of Innovative Technologies Solutions Corporation (ITSC) for $4.0 million. The transaction is subject to an earn out provision not-to-exceed $2.5 million. ITSC is a New Mexico corporation with approximately 53 employees, the majority of whom are located in New Mexico. ITSC provided nuclear safety and analysis services to the U.S. Department of Energy (DOE) as well as to the commercial nuclear power industry. As of December 31, 2004, the Company has recorded approximately $3.8 million of goodwill relating to this acquisition. ITSC’s results of operations are included in Alion’s operations from the date of acquisition. The pro forma impact of this acquisition was not significant.

Acquisition of Identix Public Sector, Inc.

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

     In the three months following closing, the Company paid IPS’s parent company approximately $2.6 million for intercompany payables. Per the agreement, the Company placed a contingent payment of $0.5 million in escrow. The payment is contingent on the Company having the opportunity to compete or bid for services on certain government solicitations.

     As of December 31, 2004, the Company has recorded approximately $6.3 million of goodwill relating to the IPS acquisition and approximately $1.0 million of purchased contracts being amortized over three years. The allocation of purchase price is preliminary as the Company completes its valuation of the fair value of assets acquired and liabilities assumed. The results of operations for IPS are included in Alion’s operations from the date of acquisition.

     The table below sets out the unaudited pro forma effects of the IPS acquisition on the Company’s revenue, net income and earnings per share as though the IPS acquisition had taken place on first day of fiscal year 2004. The unaudited pro forma information does not purport to be indicative of the results of operations that would have actually been achieved if the transaction had occurred on the date indicated or the results of operations that will be reported in the future.

	Quarter Ended	Quarter Ended
	December 31, 2004	December 31, 2003
			IPS	Alion
	Alion	Alion	Pro forma	Pro forma
Revenue	$69,221	$58,591	$7,845	$66,436
Net loss	$(5,964)	$(4,292)	$(66)	$(4,358)
Weighted average shares outstanding	3,368,564	2,966,743	2,966,743	2,966,743
Loss per share	$(1.77)	$(1.45)	$(0.02)	$(1.47)

Acquisition of Countermeasures, Inc.

     On October 28, 2004, Alion purchased substantially all of the assets of Countermeasures, Inc., maker of the “Buddy System”TM Vulnerability Assessment and Management Software, for approximately $2.4 million. Alion acquired technology for identifying, quantifying and managing physical, infrastructure, program and electronic security risks. The technology can also recommend countermeasures that may significantly reduce the exposure to threats. Countermeasures, Inc. has two employees and is located in Hollywood, Maryland. The pro forma impact of this acquisition was not significant.

     The allocation of purchase price is preliminary as the Company completes its valuation of the fair value of assets acquired and liabilities assumed. The results of operations for Countermeasures, Inc. are included in Alion’s operations from the date of acquisition.

(16)	Related Party Transactions

     On October 29, 2004, Dr. Atefi elected to redeem the amount due under his Deferred Compensation Agreement with Alion. Dr. Atefi was paid approximately $1.1 million including accrued interest of approximately $0.2 million. Dr. Atefi’s related warrants remain outstanding.

     On December 9, 2004, the Company extinguished a Promissory Note with an officer. Alion paid the officer $750,000 plus accrued interest of $21,635.

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

Legal Proceedings

     On December 23, 2004, the estate of Joseph Hudert filed an action against Grunley-Walsh Joint Venture, L.L.C. (“Grunley-Walsh”) and the Company in the District of Columbia Superior Court for damages in excess of $80 million. On January 6, 2005, the estate of Frank Stotmeister filed an action against the Company in the same court on six counts, some of which are duplicate causes of action, claiming $30 million for each count. Several other potential defendants may be added to these actions in the future.

     The suits arose in connection with a steam pipe explosion that occurred on or about April 23, 2004 on a construction site at 17th Street, N.W. in Washington, D.C. The plaintiffs died, apparently as a result of the explosion. They were employees of the prime contractor on the site, Grunley-Walsh, and the subcontractor, Cherry Hill Construction Company Inc., respectively. Grunley-Walsh had a contract with the U.S. Government Services Administration (“GSA”) for construction on 17th Street N.W. near the Old Executive Office Building in Washington, D.C. Sometime after the award of Grunley-Walsh’s construction contract, Alion was awarded a separate contract by GSA. Alion’s responsibilities on this contract were to monitor Grunley-Walsh’s activities and report to GSA any deviations from contract requirements.

     The Company intends to defend these lawsuits vigorously, and based on the facts currently known to the Company, the Company does not believe that these lawsuits will have a materially adverse effect upon the Company, its operations or its financial condition.

     Alion’s primary provider of general liability insurance, St. Paul Travelers, has assumed defense of these lawsuits subject to a reservation of rights to deny coverage. American International Group, the Company’s excess insurance carrier, has also been notified regarding these lawsuits.

     Other than the foregoing action, the Company is not involved in any legal proceeding other than routine legal proceedings occurring in the ordinary course of business. The Company believes that these routine legal proceedings, in the aggregate, are not material to its financial condition and results of operations.

Government Audits

     The amount of government contract revenue and expense reflected in the consolidated financial statements attributable to cost reimbursement contracts is subject to audit and possible adjustment by the Defense Contract Audit Agency (DCAA). The government considers the Company to be a major contractor and DCAA maintains an office on site to perform its various audits throughout the year. DCAA has concluded its audits of the Company’s indirect costs and cost accounting practices through fiscal year 2001. There were no significant disallowances for fiscal years ended September 31, 2000 and 2001. The results of the negotiation of the indirect rates for fiscal year 2002 and the completion of the indirect rate audits and indirect rate negotiations for 2003 and 2004 are not expected to have a material effect on the results of future operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the notes to those statements. This discussion contains forward-looking statements that involve risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions and are for illustrative purposes only. These statements may be identified by the use of words such as “believe,” “expect,” “intend,” “plan,” “anticipate,” “likely,” “will,” “pro forma,” “forecast,” “projections,” “could,” “estimate,” “may,” “potential,” “should,” “would,” and similar expressions.

     The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following: changes to the ERISA laws related to the Company’s Employee Ownership, Savings and Investment Plan; changes to the tax laws relating to the treatment and deductibility of goodwill, the Company’s subchapter S status, or any change in the Company’s effective tax rate; additional costs associated with compliance with the Sarbanes-Oxley Act of 2002, including any changes in the SEC’s rules, and other corporate governance requirements; failure of government customers to exercise options under contracts; funding decisions relating to U.S. Government projects; government contract procurement (such as bid protest) and termination risks; competitive factors such as pricing pressures and/or competition to hire and retain employees; the results of current and/or future legal proceedings and government agency proceedings which may arise out of our operations (including our contracts with government agencies) and the attendant risks of fines, liabilities, penalties, suspension and/or debarment; undertaking acquisitions that could increase our costs or liabilities or be disruptive; taking on additional debt to fund acquisitions; failure to adequately integrate acquired businesses; material changes in laws or regulations applicable to the Company’s businesses; as well as other risk factors discussed in Post-Effective Amendment No. 5 to the Company’s registration statement on Form S-1 (No. 333-89756) filed with the SEC on January 24, 2005.

     Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s view only as of February 15, 2005. The Company undertakes no obligation to update any of the forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise. This discussion addresses only our continuing operations.

Critical Accounting Estimates and Policies

     Our significant accounting policies are described in Note 2 to the consolidated financial statements included in Post-Effective Amendment No. 5 to the Company’s registration statement on Form S-1 (No. 333-89756) filed with the SEC on January 24, 2005.

     Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, which potentially result in materially different results under different assumptions and conditions. Application of these policies is a critical element in the portrayal of our financial condition and results of operations. The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these quarterly consolidated financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions.

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

     The Company’s revenue results from contract research and other services under a variety of contracts, some of which provide for reimbursement of cost plus fees and others of which are fixed-price or time-and-material type contracts. Absent evidence to the contrary, we recognize revenues as follows:

•	Cost-reimbursement contracts – revenue is recognized as costs are incurred and include an estimate of applicable fees earned.

•	Fixed-price contracts – revenue is recognized using the percentage-of-completion method based on various performance measures. From time to time, facts develop that require the Company to revise its estimated total costs or revenues expected. The cumulative effect of revised estimates is recorded in the period in which the facts requiring revisions become known. The full amount of anticipated losses on any type of contract are recognized in the period in which they become known.

•	Time-and-material contracts — revenue is recognized at contractually billable rates as labor hours and direct expenses are incurred. Labor and related costs are reimbursed at negotiated, fixed hourly rates.

     The following table summarizes the percentage of revenues attributable to each contract type for the periods indicated.

	For the Three Months Ended December 31,
Contract Type	2004		2003
		(in millions)
Cost-reimbursement	$41	59%	$38	64%
Fixed-price	$13	18%	$13	13%
Time-and-material	$15	23%	$7	23%

Total	$69	100%	$59	100%

     Contracts with agencies of the federal government are subject to periodic funding by the contracting agency concerned. Funding for a contract may be provided in full at inception of the contract or ratably throughout the term of the contract as the services are provided. If funding is not assessed as probable, revenue recognition is deferred until realization is probable.

     Contract costs on federal government contracts, including indirect costs, are subject to audit by the federal government and adjustment pursuant to negotiations between the Company and government representatives. All of the Company’s federal government contract indirect costs have been audited and negotiated through fiscal year 2001. Contract revenues on federal government contracts have been recorded in amounts that are expected to be realized upon final settlement. Government audit of fiscal year 2002 on indirect costs has been completed pending final negotiation of the indirect rates. Audit for fiscal year 2003 is in process. The Company will submit its fiscal year 2004 indirect cost submission on or about March 30, 2005.

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

     The following table sets forth, for each period indicated, the percentage of our revenues derived from each of our major types of customers.

	Three Months	Three Months
	Ended	Ended
	December 31, 2004	December 31, 2003
U.S. Department of Defense (DoD)	93%	93%
Other Federal Civilian Agencies	5	5
Commercial / State / Local and International	2	2

Total	100%	100%

Goodwill and Identifiable Intangible Assets

     The Company accounts for goodwill and other intangible assets in accordance with the provisions of SFAS No. 142. The Company does not amortize goodwill; it reviews goodwill for impairment at least annually at the end of each fiscal year. The Company assesses the impairment of goodwill and identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment review include:

•	Significant underperformance relative to expected historical or projected future operating results;

•	Significant changes in the manner of use of acquired assets or overall business strategy;

•	Significant negative industry or economic trends; and

•	Significant decline in Alion’s stock price for a sustained period.

     If the Company determines the carrying value of intangibles or goodwill may not be recoverable, management measures any impairment using a projected discounted cash flow or other appropriate measure of fair value, including independent valuation.

     As of December 31, 2004, the Company has goodwill of approximately $84.6 million, subject to an annual impairment review. As of December 31, 2004, the Company has recorded approximately $13.3 million of intangible assets comprised primarily of the value assigned to purchased contracts. The intangible assets have an estimated useful life of one to three years and are amortized using the straight-line method.

Results of Operations

Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003

     The table below reflects the approximate impact of the following events and circumstances as they relate to the financial performance of Alion for the three months ended December 31, 2004 and 2003. The discussion of the results of operations includes references to the selected financial information in the table below in conjunction with the Company’s consolidated financial statements provided elsewhere in this document. The selected financial information in the table is based on estimates of Alion management.

•	Alion completed the acquisition of Integrated Technology Solutions Corporation (ITSC) on October 31, 2003. The operating results for ITSC are separately identifiable within the consolidated results of operations.

•	Alion completed the acquisition of Identix Public Sector, Inc. (IPS) on February 13, 2004. The operating results for IPS are separately identifiable within the consolidated results of operations.

•	On October 28, 2004, Alion purchased substantially all of the assets of Countermeasures, Inc., makers of the “Buddy System"TM Vulnerability Assessment and Management Software, for approximately $2.4 million. The operating results for Countermeasures, Inc. are not separately identifiable within the consolidated results of operations.

•	References to the acquired operations includes the operating results of ITSC and IPS.

	Quarter Ended December 31, 2004					Quarter Ended December 31, 2003
					Consolidated			Consolidated
					Operations of			Operations of
	Consolidated			Acquired	Alion less the	Consolidated		Alion less the
	Operations of	ITSC	IPS	Operations	Acquired	Operations of	ITSC	Acquired
Financial information (in thousands)	Alion	Operation*	Operation*	(ITSC and IPS)	Operations	Alion	Operation*	Operations
Total revenue	$69,221	$2,345	$4,792	$7,136	$62,085	$58,591	$1,406	$57,185
Material and subcontract revenue	16,865	282	2,228	2,510	14,356	13,944	436	13,421

Total direct contract expenses	50,192	1,614	3,770	5,385	44,807	42,112	1,093	41,020
Major components of direct contract expense
Direct labor cost	31,815	1,265	1,589	2,854	28,960	26,896	642	26,254
Other direct cost (ODC)	2,019	76	20	96	1,923	1,779	30	1,749
Material and subcontract (M&S) cost	16,358	274	2,161	2,434	13,924	13,437	420	13,017

Gross profit	19,029	730	1,021	1,752	17,278	16,478	314	16,164

Total operating expense	17,956	614	858	1,472	16,484	17,524	371	17,153
Major components of operating expense
Indirect personnel and facilities	6,923	361	407	768	6,155	6,502	204	6,297
Non-recurring expense	0	0	0	0	0	0	0	0
General and administrative	6,709	246	341	587	6,122	7,385	167	7,218
Depreciation and amortization	3,488	7	110	117	3,371	3,104	0	3,104

Income (loss) from operations	1,073	116	163	280	794	(1,046)	(57)	(988)

Other income and expense	(6,986)	0	0	0	(6,986)	(3,246)	0	(3,246)

Income tax benefit / (expense)	(51)	0	0	0	(51)	0	0	0

Net income (loss)	$(5,964)	$116	$163	$280	$(6,243)	$(4,292)	$(57)	$(4,235)

*	The operations of the acquired entities, ITSC and IPS, have been fully integrated within Alion on a consolidated basis. The financial information attributed to these entities are the estimates of management.

     Revenues. Revenues increased $10.6 million to $69.2 million, or 18.1%, from $58.6 million for the three months ended December 31, 2004, and 2003, respectively. Acquired operations generated approximately $5.8 million of the increase and $4.8 million came primarily from work on contracts that were in existence during the prior year.

     For the three months ended December 31, 2004, our performance of additional work under contracts that were in existence during the prior year includes an increase in our services under the U.S. Army Night Vision Lab Hightech Omnibus contract of approximately $2.3 million, and an increase in our decommissioning and demilitarization support services to the U.S. Army’s Newport Chemical Agent Disposal Facility (NECDF), under a subcontract to Parsons Infrastructure and Technology Group, Inc., of approximately $0.5 million. On the balance of our contracts, revenue increased approximately $2.0 million for the three months ended December 31, 2004 as compared to the three months ended December 31, 2003.

     As a component of revenue, material and subcontract (M&S) revenue increased approximately $3.0 million to $16.9 million, or 21.7%, from $13.9 million for the three months ended December 31, 2004 and 2003, respectively. Approximately $2.1 million of this increase was generated by acquired operations and approximately $0.9 million was generated by contracts that were in existence during the prior year. As a percentage of total revenue, M&S revenue increased approximately 0.5% to 24.3% from 23.8% for the three months ended December 31, 2004 and 2003, respectively. The increase comes from acquired operations which have a greater level of M&S revenue from subcontractor support to ITSC commercial utility customers and IPS support to the Department of the Navy.

     Direct Contract Expenses. Direct contract expenses increased approximately $8.1 million to $50.2 million, or 19.2%, from $42.1 million for the three months ended December 31, 2004, and 2003, respectively. Acquired operations generated approximately $4.3 million of this increase and approximately $3.8 million was generated by contracts that were in existence during the prior year.

     As a percentage of revenue, direct contract expenses were 72.4% for the three months ended December 31, 2004 as compared to 71.9% for the three months ended December 31, 2003. The changes in specific components of direct contract expenses are:

•	Direct labor costs for the three months ended December 31, 2004 increased by $4.9 million, or 18.2%, to $31.8 million from $26.9 million for the three months ended December 31, 2003. The increase is attributable to the growth in contract revenues from the work performed by the acquired operations and for work performed under existing contracts. As a percentage of revenue, direct labor cost was 45.9% for each of the three-month periods ended December 31, 2004 and 2003.

•	M&S cost increased approximately $3.0 million, or 22.4%, to $16.4 million for the three months ended December 31, 2004, compared to $13.4 million for the three months ended December 31, 2003. As a percentage of revenue, M&S cost was 23.6% for the year ended December 31, 2004 as compared to 22.9% for the three months ended December 31, 2003. The percentage increase in M&S cost is directly associated with the relative percentage increase in M&S cost of the contracts performed by acquired operations, as described above. As a percentage of M&S revenue, M&S cost was approximately 97.0% during the three months ended December 31, 2004, as compared to 96.4% for the three months ended December 31, 2003.

     Gross Profit. Gross profit increased $2.5 million, or 15.1%, to $19.0 million for the three months ended December 31, 2004, from $16.5 million for the three months ended December 31, 2003. The $2.5 million increase is attributable to the following:

•	Gross profit increase generated by the activities of the acquired operations	$1.4 million

•	Gross profit increase generated primarily by work performed under contracts that were in existence during the prior year	$1.1 million

	Total:	$2.5 million

     As a percentage of revenue, gross profit was 27.5% for three months ended December 31, 2004 as compared to 28.1% for the three months ended December 31, 2003. For the three months ended December 31, 2004, we experienced an increased proportion of M&S contract revenue due to the acquired operations which have a greater level of M&S contract revenue. M&S contracts typically generate lower profit margins.

     Operating Expenses. Operating expenses increased $0.5 million, or 2.9% to $18.0 million for the three months ended December 31, 2004, from $17.5 million for the three months ended December 31, 2003. The $0.5 million increase is attributable to the following:

•	Operating expense increase incurred by the activities of the acquired operations	$1.1 million

•	Decrease in operating expenses incurred by the activities of the existing operations	$(0.6) million

	Total:	$0.5 million

     As a percentage of revenue, operating expense was 25.9% for the three months ended December 31, 2004 as compared to 29.9% for the three months ended December 31, 2003. The changes in other specific components of operating expenses are:

•	Operating expenses, net of depreciation and amortization expense, increased approximately $0.1 million, or 0.7%, to $14.5 million for the three months ended December 31, 2004, from $14.4 million for the three months ended December 31, 2003. As a percentage of revenue, operating expense, net of depreciation and amortization expense, was 20.9% for the three months ended December 31, 2004 as compared to 24.6% for the three months ended December 31, 2003. Approximately 2.9 percentage points of the 3.7 percentage point decrease is attributable to the decrease in general and administrative expense, as described below.

•	Overhead expenses for indirect personnel and facilities costs related to rental and occupancy expenses increased approximately $0.4 million, or 6.2%, to $6.9 million for the three months ended December 31, 2004, from $6.5 million for the three months ended December 31, 2003. As a percentage of revenue, operating expense relating to indirect personnel and facilities expense was 10.0% for the three months ended December 31, 2004 as compared to 11.1% for the three months ended December 31, 2003. The decrease, as a percentage of revenue, is partially attributable to the cost control initiatives put in place by line management.

•	General and administrative (G&A) expense decreased approximately $0.7 million, or 9.5%, to $6.7 million for the three months ended December 31, 2004, compared to $7.4 million for the three months ended December 31, 2003. During the three months ended December 30, 2003, third-party legal and accounting expenses were incurred in support of the ITSC and IPS acquisitions and for support of the AB Technologies arbitration. There were no such significant third-party G&A support expenses for the three months ended December 31, 2004. As a percentage of revenues, G&A expenses were 9.7% for the three months ended December 31, 2004, compared to 12.6% for the three months ended December 31, 2003. The decrease in third-party expenses, in conjunction with integrating and partially absorbing the G&A support costs of the acquired operations of ITSC and IPS, resulted in a decrease in overall G&A expense when expressed as a percentage of revenue.

•	Stock-based compensation and deferred compensation relate primarily to the SAR and phantom stock plans. This expense increased approximately $0.1 million, or 25% to $0.5 million for the three months ended December 31, 2004, from approximately $0.4 million for the three months ended December 31, 2003. As a percentage of revenue, operating expense relating to stock-based compensation and deferred compensation expense was 0.4% for each of the three-month periods ended December 31, 2004 and 2003. The increase in stock-based compensation and deferred compensation is a result of the increase in the value of Alion’s common stock.

•	Depreciation and amortization expense increased approximately $0.4 million, or 12.9%, to $3.5 million for the three months ended December 31, 2004, as compared to $3.1 million for the three months ended December 31, 2003.

For each three-month quarter ended December 31, 2004 and 2003, approximately $2.6 million of amortization expense was incurred associated with the intangible asset value assigned to purchased customer contracts of IITRI. For the three months ended December 31, 2004, approximately $0.1 million of amortization expense was incurred associated with intangible asset value assigned to the purchased contracts of ITSC and IPS. Also, for each respective three-month quarter ended December 31, 2004 and 2003, approximately $0.1 million of depreciation expense was incurred associated with the fair value assigned to the purchased fixed assets of IITRI. As a percentage of revenue, operating expense relating to depreciation and amortization expense was 5.0% for the three months ended December 31, 2004 as compared to 5.3% for the three months ended December 31, 2003.

•	Bad debt expense increased approximately $0.3 million to $0.3 million for the three months ended December 31, 2004 as compared to zero for the three months ended December 31, 2003. As a percentage of revenue, bad debt expense was 0.4% for the three months ended December 31, 2004.

     Operating Income (Loss). For the three months ended December 31, 2004, operating income was approximately $1.1 million compared with $1.0 million operating loss for the three months ended December 31, 2003. The $2.1 million increase is associated with factors discussed above and is attributable to the following:

•	Operating income increase generated from the activities of the acquired operations	$0.3 million

•	Decrease in operating loss generated from the existing operations	$1.8 million

	Total:	$2.1 million

     Other Income (Expense). Other income and expense increased approximately $3.8 million to approximately $7.0 million, or 118.8%, from $3.2 million for the three months ended December 2004, and 2003, respectively. Interest expense increased approximately $3.7 million in October 2004 to $6.9 million for the three months ended December 31, 2004, as compared to $3.2 million for the three months ended December 31, 2003 primarily related to redemption of The Mezzanine Note, in October 2004. The Company recorded additional interest of $1.8 million for a prepayment penalty and an additional $1.9 million to accrete the remaining debt discount upon extinguishment of the Mezzanine Note. Interest on senior debt increased approximately $0.6 million to $1.1 million from approximately $0.5 million for the three months ended December 31, 2004 and 2003, respectively due to an increased average outstanding principal balance.

     Income Tax (Expense) Benefit. The Company has filed qualified subchapter-S elections for all of its subsidiaries to treat them as disregarded entities for federal income tax purposes. Some states do not recognize the effect of these elections or Alion’s S-corporation status. As a result, the Company recorded approximately $0.05 million in state income tax expense for the three months ended December 31, 2004.

     Net Loss. The Company’s net loss increased approximately $1.7 million or 37.2% to $6.0 million for the three months ended December 31, 2004, from $4.3 million for the three months ended December 31 2003. The increased loss is due to factors discussed above. Approximately $0.4 million of the increased loss was generated by acquired operations and approximately $1.3 million in additional loss was generated by existing operations.

Liquidity and Capital Resources.

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

     Net cash used in operating activities of Alion was approximately $4.2 million for the three months ended December 31, 2004, compared to cash used in operations of approximately $0.6 million for the three months ended December 31, 2003. Of the $3.6 million difference, $1.7 million arises from decreased net income. Approximately $5.3 million in reduced cash flow was attributable to a decrease in accounts payable offset by an increase of approximately $2.6 million in non-cash depreciation and non-cash interest-related expenses associated with amortization of debt issuance costs, the expense for the accretion of debt to face value, and the expense for the decrease in value of the Company's interest rate cap agreement.

     Net cash used in investing activities was approximately $2.3 million for the three months ended December 31, 2004. The most significant component of the Company’s investing activities is the strategic acquisitions of, or investments in, other companies. During the three months ended December 31, 2004, the Company paid approximately $1.7 million for the Countermeasures, Inc. acquisition. The Company spent approximately $0.6 million for capital expenditures unrelated to its acquisitions.

     Net cash provided by financing activities was approximately $1.8 million for the three months ended December 31, 2004, compared to net cash provided by financing activities of approximately $6.4 million for the three months ended December 31, 2003. The most significant components of the Company’s financing activities are: 1) net proceeds from (or repayment of) short term borrowings and 2) net proceeds from (or repayment of) long term debt securities. During the quarter ended December 31, 2004, Alion borrowed $22.0 million in proceeds under the Term B Senior Credit Facility and borrowed approximately $3.0 million on the revolving line credit facility. Proceeds from these borrowings and from operating cash flows were used to redeem the Mezzanine Note for approximately $19.6 million, pay approximately $1.8 million in prepayment penalty for early redemption of the Mezzanine Note, and pay approximately $1.8 million for the redemption of agreements with company officers.

Discussion of Debt Structure

     On August 2, 2004, the Company entered into a new Term B Senior Credit Facility, that resulted in the extinguishment of the LaSalle Bank senior term note, the LaSalle Bank revolving credit facility and the Mezzanine Note. The discussion below describes the new Term B Senior Credit Facility followed by a description of the remaining debt agreements which were used to fund the Transaction, as described in Note 1 to Alion’s Consolidated Financial Statements (unaudited) provided above.

     Term B Senior Credit Facility. On August 2, 2004, we entered into a new Term B senior credit facility for an amount up to $180.0 million with a syndicate of financial institutions for which Credit Suisse First Boston (CSFB) serves as arranger, administrative agent and collateral agent. LaSalle Bank serves as syndication agent under the Term B senior credit facility. The new Term B senior credit facility consists of a committed $100.0 million term loan, a committed $30.0 million revolving credit facility and provides for an additional $50.0 million (uncommitted) incremental term loan in which funding is available subject to lender syndication approval. The term of the facility is five years. During the first four years of the term, principal under the senior term loan is payable quarterly in an amount equal to 0.25 percent of the principal amount then outstanding. During the fifth and final year of the term, we are obligated to pay quarterly installments of principal in an amount equal to 24 percent of the principal amount then outstanding. All principal obligations under the senior revolving credit facility are to be repaid in full no later than August 2, 2009. As of December 31, 2004, the outstanding balance drawn under the senior revolving credit facility was $3.0 milion.

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

     The Term B senior credit facility requires us to enter into an interest rate hedge agreement acceptable to CSFB which fixes or caps the actual interest we will pay on no less than 40 percent of our long-term indebtedness. On August 2, 2004, we elected to have the senior term loan bear interest at the Eurodollar rate, which was approximately 1.6 percent as of August 2, 2004, plus the applicable margin, which totaled approximately 4.35 percent (i.e., LIBOR 1.6 percent plus 2.75 percent Eurodollar spread). On August 16, 2004, we entered into an interest rate cap agreement effective September 30, 2004 with one of our senior lenders. Under this agreement, in exchange for our payment to the senior lender of approximately $0.3 million our maximum effective rate of interest payable with regard to a portion of the outstanding principal balance of the Term B senior credit facility is not to exceed 6.64 percent (i.e., LIBOR 3.39 percent cap plus maximum 2.75 percent Eurodollar spread) for the period September 30, 2004 through September 29, 2005 and is not to exceed 7.41 percent (i.e., LIBOR 4.66 percent plus 2.75 percent maximum Eurodollar spread) for the period September 30, 2005 through September 29, 2007. The maximum principal balance, by quarter, to which this interest rate cap agreement applies, is as follows:

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

     On August 2, 2004, the Company borrowed $50.0 million under the new Term B senior secured loan to retire its outstanding Senior Term Note and revolving credit facility under the Senior Credit Agreement with LaSalle Bank. The Company paid approximately $47.2 million in principal (approximately $23.2 million to redeem the Senior Term Note and approximately $24.0 million to pay the revolving credit facility), accrued and unpaid interest, and approximately $3.2 million in transaction fees associated with the refinancing.

     On October 1, 2004, the Company drew down approximately $22.0 million on the Term B senior term loan to retire the Mezzanine Note (see below) in the approximate principal amount of $19.6 million, plus approximately $1.8 million for prepayment penalty, and $0.6 million for accrued and unpaid interest.

     The Company is permitted to use any future proceeds it might receive from the currently uncommitted Incremental Term Loan Facility to finance permitted acquisitions; to make certain put right payments required under the Company’s Mezzanine Warrant, if the put rights are exercised; and, for any other purpose permitted by incremental term loans, as defined in the Senior Credit Facility.

     Mezzanine Note. On December 20, 2002, the Company issued a Mezzanine Note to IITRI with a face value of approximately $20.3 million, as part of the consideration for the IITRI acquisition. The Mezzanine Note was junior to the senior credit facility, but ranked senior to the Subordinated Note. The outstanding Mezzanine Note principal was payable in a lump sum on December 20, 2008. Prepayment penalties applied for early redemption. Each quarter, the Company paid interest on the Mezzanine Note, in cash, at a rate of 12% per year. In July 2004, IITRI transferred all of its rights, title and interest in the Mezzanine Note to the Illinois Institute of Technology. On October 1, 2004, Alion redeemed the Mezzanine Note with proceeds from the Term B Senior Credit Facility including a prepayment penalty of approximately $1.8 million.

     Subordinated Note. On December 20, 2002, the Company issued the Subordinated Note to IITRI, with a face value of $39.9 million, as part of the consideration for the IITRI acquisition. The Subordinated Note bears interest at a rate of 6% per year through December 2008, payable quarterly by the issuance of non-interest bearing notes, called paid-in-kind or (PIK) notes, which mature at the same time as the Subordinated Note. Issuance of the PIK notes defers the underlying cash interest expense on the Subordinated Note. The PIK notes do not bear interest and do not compound any interest on these payment obligations. Commencing December 2008, the Subordinated Note will bear interest at 16% per year payable quarterly in cash until the Subordinated Note has been repaid in full. Principal on the Subordinated Note is payable in equal installments of $19.95 million in December 2009 and December 2010. The PIK notes are also due in equal $7.2 million installments on these same dates. In July 2004, IITRI transferred all of its rights, title and interest in the Subordinated Note to the Illinois Institute of Technology.

     Warrants. The Company issued detachable warrants with the Mezzanine Note and the Subordinated Note. The outstanding warrants associated with the Mezzanine Note represent the right to buy approximately 504,900 shares of Alion common stock at an exercise price of $10.00 per share. These warrants are exercisable until December 20, 2008 and contain a put right giving the holder the right to require the Company to purchase the warrants back at the then-current fair value of the Company’s common stock, minus the warrants’ exercise price. The put right can be exercised within thirty days after a change in control, or within thirty days prior to December 20, 2008, or within thirty days after delivery to the current holders of an appraisal of the per share value of the Company’s common stock as of September 30, 2008, if the ESOP still exists and no public market price exists for the Company’s common stock. Although the Mezzanine Note was redeemed on October 1, 2004, the detachable warrants remain outstanding.

     The warrants associated with the Subordinated Note represent the right to buy approximately 1,080,400 shares of Alion common stock at an exercise price of $10.00 per share. These warrants are exercisable until December 20, 2010 and also contain a put right giving the holder the right to require the Company to purchase the warrants back at the then-current fair value of the Company’s common stock, minus the warrants’ exercise price. This put right applies to up to 50% of these warrants within thirty days prior to December 20, 2009 (or within thirty days after delivery to the warrantholders of an appraisal of the per share value of the Company’s common stock as of September 30, 2009, if the ESOP still exists and no public market price exists for its common stock), and up to 100% of these warrants within thirty days prior to December 20, 2010 (or within thirty days after delivery to the warrant holders of an appraisal of the per share value of its common stock as of September 30, 2010, if the ESOP still exists and no public market value exists for its common stock).

     All put rights terminate upon one or more underwritten public offerings of Alion common stock resulting in aggregate gross proceeds of at least $30.0 million to the sellers (excluding proceeds received from certain affiliates of Alion).

     In July 2004, IITRI transferred all of its rights, title and interest in the warrants to the Illinois Institute of Technology.

     Other Notes and Agreements. On December 20, 2002, the Company entered into a $0.9 million Deferred Compensation Agreement with Dr. Atefi, with payment terms substantially equivalent to those of the Mezzanine Note. The Company also issued Dr. Atefi detachable warrants representing the right to buy approximately 22,062 shares of Alion common stock at an exercise price of $10.00 per share, with put rights similar to those contained in the warrants accompanying the Mezzanine Note. On October 29, 2004, Dr. Atefi elected to redeem the amount due under his Deferred Compensation Agreement., The Company paid Dr. Atefi approximately $0.9 million, plus approximately $0.2 million in accrued interest. Although the note was redeemed, the warrants remain outstanding.

     On February 11, 2004, the Company borrowed $750,000 from an officer of the Company. On June 7, 2004, the Company issued the officer a Promissory Note with interest at a rate of 15% per annum effective February 11, 2004 to March 31, 2009. The Company extinguished the Promissory Note on December 9, 2004, and paid $750,000 plus accrued interest of $21,635 to the officer.

     As of December 31, 2004 and for the remainder of fiscal year 2005, and for the next five fiscal years, at a minimum, we expect that we will have to make the estimated interest and principal payments set forth below.

	6-Fiscal Year Period ($ in thousands)
	2005*	2006	2007	2008	2009	2010
Bank revolving credit facility
- Interest(1)	$389	$606	$686	$768	$854	$—
Principal(2)	—	—	—	—	7,215	—
Term B senior term loan
- Interest(3)	6,709	9,903	10,780	12,363	12,819	—
- Principal(4)	935	1,250	1,250	1,250	120,000	—
Subordinated note
- Interest(5)	—	—	—	—	6,384	3,192
- Principal(5)	—	—	—	—	27,132	27,132

Total cash - Pay interest	7,098	10,509	11,466	13,131	20,057	3,192
Total cash - Pay principal	935	1,250	1,250	1,250	154,347	27,132

Total	$8,033	$11,759	$12,716	$14,381	$174,404	$30,324

* For the remaining three quarters of fiscal year 2005.

1)	We anticipate a continuing requirement to have in place a $30.0 million bank revolving credit facility to finance our ongoing working capital needs. In 2005, we anticipate the average balance drawn on the revolving credit facility to be approximately $5.0 million, bearing an effective interest rate of approximately 7.9%. For fiscal years 2006, 2007, 2008, and 2009, the average balance is estimated to be approximately $5.5 million, $6.0 million, $6.6 million and $7.2 million, respectively. For years 2005, 2006, 2007, 2008, and 2009, the projected effective CSFB prime rate interest rate is estimated to be approximately 7.9%, 8.8%, 9.4%, 9.9%, and 10.2%, respectively. The effective interest rate takes into account an interest rate cap agreement which caps the interest rate we will pay on a portion, but not all, of the outstanding principal balance of the Term B Senior Credit Facility. The current cap agreement expires in August 2007. Outstanding principal balances not under the cap agreement have interest expense based on the alternative CSFB prime rate. The term of the revolving credit facility is five years. The estimated interest expense value includes an estimate for the unused balance fee on the $30.0 million revolving credit facility.

(2)	Estimated balance drawn and repayment of the revolving credit facility at termination of the revolving credit facility.

(3)	The projected balance which we estimate will be drawn under the Term B senior term loan is as follows: $125.0 million, $123.7 million, $122.5 million, $121.2 million, and $120.0 million for fiscal years 2005, 2006, 2007, 2008, and 2009, respectively. The effective annual interest rate for fiscal years 2005, 2006, 2007, 2008, and 2009 is estimated to be approximately 7.0%, 7.7%, 8.4%, 9.9%, and 10.7%, respectively. The effective interest rate takes into account an interest rate cap agreement which caps the interest rate we will pay on a portion, but not all, of the outstanding principal balance of the Term B Senior Credit Facility. The current cap agreement expires in August 2007. Outstanding principal balances not under the cap agreement have interest expense based on the alternative CSFB prime rate. The term of the Term B senior term loan is five years. The approximate impact of a 1% increase in the interest rate, as applied to principal balances drawn under the Term B not covered by the current interest rate cap agreement would be $1.2 million, $1.2 million, $1.2 million, $1.2 million, and $1.2 million for fiscal years ending September 30, 2005, 2006, 2007, 2008, and 2009, respectively. The estimated interest expense value includes an estimate for the commitment fee on the Term B senior loan.

(4)	The Term B senior credit facility requires us to repay 1 percent of the principal balance outstanding under the senior term loan during each of the first four years (i.e., fiscal years 2005 through 2008) of the Term B Senior Credit Facility’s term and 96 percent of the principal balance outstanding during the fifth and final year of the term. The table assumes that we will have drawn $125.0 million by the end of fiscal year 2005, resulting in expected annual principal payments of approximately $1.25 million in each of fiscal years 2005, 2006, 2007, and 2008. During the fifth year, or 2009, we expect to pay principal in the amount of $120.0 million. The Term B Senior Credit Facility also requires us to make mandatory prepayments of principal depending upon whether we generate certain excess cash flow in a given fiscal year, we issue certain equity, we issue or incur certain debt or we sell certain assets. As of December 31, 2004, no mandatory prepayments are due.

(5)	Interest expense on the subordinated note during the four fiscal years from 2005 to 2008 is 6% simple interest, paid-in-kind by the issuance of the PIK notes. These interest amounts accrue to principal increasing the principal value of the subordinated note. PIK notes do not bear interest. Interest obligations paid by issuance of the PIK notes will not be compounded. In the years 2005 through 2008, the PIK interest on the Subordinated Note will be approximately $2.4 million in each year. During the eight-year term of the Subordinated Note, approximately $14.2 million of principal accretes to the note through the PIK. These amounts are included in the principal payments in fiscal years 2009 and 2010. In years 2009 and 2010, interest will be 16% paid quarterly in cash. The principal, together with the outstanding balance of the PIK notes, will be paid in equal amounts at the end of fiscal years 2009 and 2010.

     Other Obligations. The Company has a maximum earn out payment obligation of $11.5 million to the former shareholders of AB Technologies arising from IITRI’s acquisition of their company. The earn out arrangement applies to results of certain operations for part of fiscal year 2000, all of fiscal years 2001 through 2004, and part of fiscal year 2005. For the three months ended December 31, 2004, the Company recorded approximately $1.1 million in earn out obligation. As of December 31, 2004, a total of approximately $11.4 million in earn out obligation has been recorded.

     As of December 31, 2004, the Company’s remaining minimum lease payment obligations under non-cancelable operating leases for the fiscal years ending 2006, 2007, 2008, 2009, and 2010 are $12.4 million, $12.3 million, $11.8 million, $11.5 million and $8.3 million, respectively. The remaining aggregate obligations on these leases thereafter are approximately $4.0 million. Commercial facility lease expenses are included in these amounts. These commercial facility lease obligations are currently reimbursable costs under the Company’s government contracts.

     Other contingent obligations which will impact the Company’s cash flow relate to:

•	Repurchase obligations under the KSOP;

•	Obligations related to the holders’ put rights associated with the Mezzanine Note warrants;

•	Obligations related to the holder’s put rights associated with the Subordinated Note warrants;

•	Obligations relating to our stock appreciation rights and phantom stock programs; and

•	Obligations relating to our deferred compensation programs for senior managers.

     Through December 31, 2004, the Company has spent a cumulative total of $2.6 million to repurchase shares of its common stock from the ESOP Trust to satisfy obligations under the KSOP to terminated employees.

	Number of Shares		Total Value
Date	Repurchased	Share Price	Repurchased
June 2003	5,248	$11.13	$58,412
July 2003	2,696	$11.13	$30,000
December 2003	50,031	$14.71	$735,956
May 2004	117	$16.56	$1,938
June 2004	727	$16.56	$12,039
June 2004	743	$16.56	$12,304
July 2004	48,309	$16.56	$799,997
December 2004	46,816	$19.94	$933,505

     The Company believes that cash flow from operations and cash available under its revolving credit facility will provide it with sufficient capital to fulfill its current business plan and to fund its working capital needs for at least the next 30 months. Although the Company expects to have positive cash flow from operations, it will need to generate significant additional revenues and earn net income in order to repay principal and interest on the indebtedness assumed under the new Term B Senior Credit Facility, and the remaining outstanding indebtedness incurred to fund the Transaction.

     The Company’s business plan calls for it to continue to acquire companies with complementary technologies. The Term B senior credit facility allows the Company to make certain permitted acquisitions. The Company intends to use a portion of the financing available to it under the Term B Senior Credit Facility to make permitted acquisitions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company’s exposure to interest rate risk is primarily due to the debt it incurred to finance the Transaction and the subsequent refinancing of a portion of that debt in August 2004. The Subordinated Note has a stated fixed interest rate, and therefore presents no risk of change to interest charges as a result of an increase in market interest rates. The balance drawn under the $30.0 million senior revolving credit facility and the balance on the Term B senior term loan bear interest at variable rates tied to the Eurodollar rate. Such variable rates increase the risk that interest charges will increase materially if market interest rates increase. The Company has reduced, in part, the maximum total amount of variable interest rate risk by entering into an interest rate cap agreement on the first $37.5 million of principal borrowed under the Term B senior credit facility. Under this agreement, in exchange for our payment to the senior lender of approximately $0.3 million, our maximum effective rate of interest payable with regard to a portion of the outstanding principal balance of the Term B Senior Credit Facility will not exceed 6.64 percent (i.e., LIBOR 3.39 percent cap plus maximum 2.75 percent Eurodollar spread) for the period September 30, 2004 through September 29, 2005 and is not to exceed 7.41 percent (i.e., LIBOR 4.66 percent plus 2.75 percent maximum Eurodollar spread) for the period September 30, 2005 through September 29, 2007. For a description of the arrangement, refer to “Discussion of Debt Structure” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

     The Company’s exposure to change in the fair market value of Alion’s stock as the economic basis for the estimate of contingent liabilities relate to:

•	Repurchase obligations under the KSOP;

•	Obligations related to the holders’ put rights associated with the Mezzanine Note warrants;

•	Obligations related to the holder’s put rights associated with the Subordinated Note warrants; and

•	Obligations relating to its stock appreciation rights and phantom stock programs.

ITEM 4. CONTROLS AND PROCEDURES

     (a) Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this quarterly report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that the Company file or submit under the Exchange Act.

     (b) Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On December 23, 2004, the estate of Joseph Hudert filed an action against Grunley-Walsh Joint Venture, L.L.C. (“Grunley-Walsh”) and the Company in the District of Columbia Superior Court for damages in excess of $80 million. On January 6, 2005, the estate of Frank Stotmeister filed an action against the Company in the same court on six counts, some of which are duplicate causes of action, claiming $30 million for each count. Several other potential defendants may be added to these actions in the future.

     The suits arose in connection with a steam pipe explosion that occurred on or about April 23, 2004 on a construction site at 17th Street, N.W. in Washington, D.C. Frank Stotmeister and Joseph Hudert died, apparently as a result of the explosion. The deceased were employees of the prime contractor on the site, Grunley-Walsh, and the subcontractor, Cherry Hill Construction Company Inc., respectively. Grunley-Walsh had a contract with the U.S. Government Services Administration (“GSA”) for construction on 17th Street N.W. near the Old Executive Office Building in Washington, D.C. Sometime after the award of Grunley-Walsh’s construction contract, Alion was awarded a separate contract by GSA. Alion’s responsibilities on this contract were to monitor Grunley-Walsh’s activities and report to GSA any deviations from contract requirements.

     The Company intends to defend these lawsuits vigorously, and based on the facts currently known to the Company, the Company does not believe that these lawsuits will have a materially adverse effect upon the Company, its operations or its financial condition.

     Alion’s primary provider of general liability insurance, St. Paul Travelers, has assumed defense of these lawsuits subject to a reservation of rights to deny coverage. American International Group, the Company’s excess insurance carrier, has also been notified regarding these lawsuits.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     The Company’s board of directors adopted the Alion Science and Technology Corporation 2004 Stock Appreciation Rights Plan (the “2004 SAR Plan”) on or about January 13, 2005 to comply with the deferred compensation provisions of the American Jobs Creation Act of 2004.

     The 2004 SAR Plan has a 10-year term and provides that the Company can award stock appreciation rights, which we refer to as SAR awards, to Alion directors, officers, employees and/or consultants. Awards under the 2004 SAR Plan may not exceed 10% of the shares of Alion common stock on a fully diluted basis, assuming the exercise of all outstanding warrants, options, rights and convertible securities. Under the 2004 SAR Plan, the chief executive officer, with the approval of the board of directors or its compensation committee, has the authority to grant awards as he deems appropriate.

     A SAR award provides a grantee with the right to receive payment for the increase in appraised value of a share of Alion common stock from the grant date to the exercise date. The 2004 SAR Plan contains a provision to prevent an award to a person who is or would become (if the award were made) a “disqualified person”. For this purpose, “disqualified person” means any individual who directly or beneficially holds at least 10% of Alion equity, including outstanding common stock and “synthetic equity”, such as warrants, SARs or phantom stock. Any award that violates this provision is void.

     Under the 2004 SAR Plan, awards to employees vest over four years at 25% per year. Awards to directors under the 2004 SAR Plan vest ratably over each director’s term of service.

     The 2004 SAR Plan contains a provision for accelerated vesting. Under the 2004 SAR Plan, upon a change in control during the initial award period, all outstanding grants automatically become 100% vested. Under the 2004 SAR Plan, unless a grantee makes an election to defer payment, payment occurs 60 days after the fifth year from date of grant. If a grantee dies or becomes disabled, the payment of vested SARs will be made 60 days after the date of death or disability. In each case, payments are determined by the number of SARs vested multiplied by the difference between the share price at date of grant and the share price at date of payment. Under the 2004 SAR Plan, awards to directors are paid out 60 days after the expiration of their term of service.

Phantom Stock

     As of November 9, 2004, the Company’s first phantom stock plan was amended to require payment of awards made on or before December 31, 2004 that vest on or after January 1, 2005 within 60 days of the date the employee is fully vested in the original grant, unless the board or the compensation committee exercises its discretion to delay payment up to an additional five years, with interest. In addition, under limited circumstances, an employee may make an election to defer payment for at least five years.

     During fiscal year 2004, the compensation committee of Alion’s board of directors commissioned a study by Hewitt Associates to assess the long-term incentives and retention bonuses of the senior management at Alion compared to their peer group at other companies. The results indicated that the senior management at Alion has a much lower retention and long-term incentive compensation than their peer group. To rectify this situation, Hewitt Associates recommended to the compensation committee specific levels of phantom stock awards for the senior managers. As a consequence, Alion has two phantom stock plans in place, The Alion Science and Technology Corporation Employee Phantom Stock Plan and The Alion Science and Technology Corporation Performance Shares and Retention Phantom Stock Plan, as described below.

     On November 9, 2004, the Company’s compensation committee approved, and the full board adopted, The Alion Science and Technology Corporation Performance Shares and Retention Phantom Stock Plan (the “Second Phantom Stock Plan”) to comply with the requirements of the American Jobs Creation Act of 2004 as well as to respond to the recommendations of the study by Hewitt Associates. The shares of common stock that may be used for reference purposes with respect to awards granted under the Second Phantom Stock Plan may not exceed 2.0 million shares of Alion common stock outstanding on a fully diluted basis, assuming the exercise of all outstanding warrants, options, rights and convertible securities

     Awards under the Second Phantom Stock Plan vest three years from date of grant (unless otherwise provided in an individual award agreement), provided that the grantee is still employed by the Company. Grants are to be paid out sixty days following the full vesting of a grant (unless otherwise provided in an applicable award agreement). Under limited circumstances, a grantee may defer an award payout beyond the original date. The Second Phantom Stock Plan contains provisions for acceleration of vesting and payouts in connection with an employee’s death, disability, involuntary termination of employment without cause or a change in control of the Company.

     The Second Phantom Stock Plan contains a provision to prevent an award to a person who is or would become (if the award were made) a “disqualified person” for as long as we maintain the ESOP. For this purpose, “disqualified person” means any individual who directly or beneficially (such as under the Alion ESOP) holds at least 10% of Alion equity, including outstanding common stock and “synthetic equity”, such as warrants, SARs or phantom stock. Any award that violates this provision is void.

     Under the Second Phantom Stock Plan, the compensation committee, or our full board, may:

•	Select which employees are to be awarded phantom stock and determine when it will be awarded;

•	Determine the number of shares of common stock to be covered by or used for reference purposes for a grant of phantom stock;

•	Adjust the number and price of shares as a result of special circumstances or certain business actions, including but not limited to mergers, reorganizations and the like;

•	Determine, modify, and waive from time to time the terms and conditions, including without limitation vesting and other restrictions, of any grant of phantom stock;

•	Impose limitations on grants of phantom stock, including limitations on transfer provisions;

•	Modify, extend, or renew outstanding awards of phantom stock, or accept the surrender of outstanding awards of phantom stock and substitute new awards of phantom stock;

•	Administer and interpret the provisions of the plan;

•	Terminate the plan;

•	Decide all questions of fact arising in the application of the plan; and

•	Prescribe, amend, and rescind rules and regulations relating to the plan.

     Under the Second Phantom Stock Plan, members of our compensation committee who are eligible to receive phantom stock or who have been granted phantom stock may vote on any matters affecting the administration of the plan or the grant of phantom stock, except that a member cannot act upon the granting of phantom stock to himself or herself. These voting provisions also apply to members of our board of directors when the board resolves to act under the plan. The board of directors may amend the plan, and may terminate the plan in whole or in part at any time.

     When granted, phantom stock provides the employee with the right to receive payment upon exercise of the phantom stock. The terms of each phantom stock grant are evidenced in a phantom stock agreement which determines the:

•	Date of grant;

•	Number of shares of the phantom stock awarded; and

•	Provisions governing vesting of the phantom stock awarded.

     The Second Phantom Stock Plan also provides that phantom stock awarded at different times need not contain similar provisions.

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

     Under the Second Phantom Stock Plan, if the employee is involuntarily terminated, awards may be fully or partially vested as set forth in an individual award agreement.

     Under the Second Phantom Stock Plan, the payment we will make upon the vesting of phantom stock is intended to be made in one lump sum within 60 days of the date of vesting unless a later date is set forth in an individual award agreement. The compensation committee, or our board of directors if it resolves to do so, may delay payment for five years. If the payment is delayed, it will include interest accrued at the prime rate as of the date of vesting until the payment date. In general, we expect that the compensation committee, or the board if it resolves to do so, will examine our available cash and anticipated cash needs in determining whether to delay payment. Under limited circumstances, payments from the exercise of phantom stock may be rolled over into any non-qualified deferred compensation plan available to the employee.

     No voting or other rights associated with ownership of our common stock is given to phantom stockholders. References to shares of common stock under the plan are for accounting and valuation purposes only. As a result, an employee who receives phantom stock does not have any of the rights of a stockholder as a result of a grant of phantom stock.

     The Second Phantom Stock Plan permits awards of retention phantom shares and performance incentive phantom shares. A retention incentive award is for a fixed number of shares determined at the date of grant. A performance incentive award is for an initial number of shares subject to change at the vesting date. Performance incentive phantom shares are subject to forfeiture for failure to achieve a specified threshold value for a share of Alion common stock as of the vesting date. If the value of a share of Alion common stock equals the threshold value but does not exceed the target value, the number of performance incentive shares in a given grant may be decreased by a specified percentage (generally up to 50%). If, instead, the value of a share of Alion common stock exceeds a pre-established target price on the vesting date, the number of performance incentive shares in a given grant may be increased by a specified percentage (generally up to 20%).

     As of February 15, 2005, the Company had granted 98,399 shares of retention incentive phantom stock and 207,788 shares of performance based phantom stock to executive officers of the Company pursuant to the Second Phantom Stock Plan. In accordance with the provisions of the Second Phantom Stock Plan, and depending on the future financial performance of the Company, the grantees may vest in performance based phantom shares at a greater (up to 20% more) or lesser (up to 50% less) number of shares than the target number of shares disclosed above.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of Beagle Holdings, Inc.(3)

3.2	Amended and Restated By-laws of Alion Science and Technology Corporation.(1)

4.1	Amended and Restated Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(2)

4.2	First Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(4)

4.3	Second Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(5)

4.4	Third Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(5)

4.5	Fourth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(5)

4.6	Fifth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(7)

4.7	Sixth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (7)

4.8	Seventh Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (7)

4.9	Eighth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (7)

4.10	Ninth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (8)

10.37	First Amendment to the Mezzanine Warrant Agreement.(9)

10.38	First Amendment to the Seller Warrant Agreement.(9)

10.39	First Amendment to the Alion Mezzanine Warrant Agreement between Alion Science and Technology Corporation, Alion Science and Technology Corporation Employee Ownership, Savings and Investment Trust, and Bahman Atefi.(9)

10.40	Third Amendment to the Alion Science and Technology Corporation Phantom Stock Plan(10)

10.41	Alion Science and Technology Corporation Performance Shares and Retention Phantom Stock Plan (10).

10.42	Second Amendment to the Alion Science and Technology Corporation 2002 Stock Appreciation Rights Plan. (10)

10.43	Alion Science and Technology Corporation 2004 Stock Appreciation Rights Plan. (10)

10.44	Second Amendment to the Alion Science and Technology Corporation Directors’ Deferred Compensation Plan (10)

10.45	Second Amendment to the Alion Science and Technology Corporation Executive Deferred Compensation Plan. (10)

10.46	Second Amendment to the Seller Warrant Agreement (10)

10.47	Second Amendment to the Mezzanine Warrant Agreement (10)

10.48	Second Amendment to the Alion Mezzanine Warrant Agreement between Alion Science and Technology Corporation, Alion Science and Technology Corporation Employee Ownership, Savings and Investment Trust, and Bahman Atefi (10)

31.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation pursuant to 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 9, 2002 (File no. 950133-2-4018).

(2)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Pre-Effective Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 7, 2002 (File no. 950133-2-3343).

(3)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 17, 2002 (File no. 950133-2-3224).

(4)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Post-Effective Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 24, 2003 (File no. 950133-3-862).

(5)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarterly period ended July 4, 2003, filed with the Securities and Exchange Commission on August 15, 2003.

(6)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 28, 2004 (File no. 950133-04-001602).

(7)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarterly period ended December 31, 2003, filed with the Securities and Exchange Commission on February 17, 2003 (File no. 950133-04-000432).

(8)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2004, filed with the Securities and Exchange Commission on December 28, 2004 (File no. 950133-04-003228).

(9)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s annual report Form 10-K for the fiscal year ended September 30, 2004, filed with the Securities and Exchange Commission on December 28, 2004 (File no. 950133-04-004768).

(10)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Post-effective Amendment No. 5 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 24, 2005 (File no. 950133-05-000203).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALION SCIENCE AND TECHNOLOGY CORPORATION

Date: February 15, 2005

Name: John M. Hughes

Title: Chief Financial Officer

(Principal Financial and Accounting Officer
and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of Beagle Holdings, Inc.(3)

3.2	Amended and Restated By-laws of Alion Science and Technology Corporation.(1)

4.1	Amended and Restated Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(2)

4.2	First Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(4)

4.3	Second Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(5)

4.4	Third Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(5)

4.5	Fourth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(5)

4.6	Fifth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(7)

4.7	Sixth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (7)

4.8	Seventh Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (7)

4.9	Eighth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (7)

4.10	Ninth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (8)

10.37	First Amendment to the Mezzanine Warrant Agreement.(9)

10.38	First Amendment to the Seller Warrant Agreement.(9)

10.39	First Amendment to the Alion Mezzanine Warrant Agreement between Alion Science and Technology Corporation, Alion Science and Technology Corporation Employee Ownership, Savings and Investment Trust, and Bahman Atefi.(9)

10.40	Third Amendment to the Alion Science and Technology Corporation Phantom Stock Plan(10)

10.41	Alion Science and Technology Corporation Performance Shares and Retention Phantom Stock Plan (10).

10.42	Second Amendment to the Alion Science and Technology Corporation 2002 Stock Appreciation Rights Plan. (10)

10.43	Alion Science and Technology Corporation 2004 Stock Appreciation Rights Plan. (10)

10.44	Second Amendment to the Alion Science and Technology Corporation Directors’ Deferred Compensation Plan (10)

10.45	Second Amendment to the Alion Science and Technology Corporation Executive Deferred Compensation Plan. (10)

10.46	Second Amendment to the Seller Warrant Agreement (10)

10.47	Second Amendment to the Mezzanine Warrant Agreement (10)

10.48	Second Amendment to the Alion Mezzanine Warrant Agreement between Alion Science and Technology Corporation, Alion Science and Technology Corporation Employee Ownership, Savings and Investment Trust, and Bahman Atefi (10)

31.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation pursuant to 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 9, 2002 (File no. 950133-2-4018).

(2)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Pre-Effective Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 7, 2002 (File no. 950133-2-3343).

(3)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 17, 2002 (File no. 950133-2-3224).

(4)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Post-Effective Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 24, 2003 (File no. 950133-3-862).

(5)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarterly period ended July 4, 2003, filed with the Securities and Exchange Commission on August 15, 2003.

(6)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 28, 2004 (File no. 950133-04-001602).

(7)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarterly period ended December 31, 2003, filed with the Securities and Exchange Commission on February 17, 2003 (File no. 950133-04-000432).

(8)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2004, filed with the Securities and Exchange Commission on December 28, 2004 (File no. 950133-04-003228).

(9)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s annual report Form 10-K for the fiscal year ended September 30, 2004, filed with the Securities and Exchange Commission on December 28, 2004 (File no. 950133-04-004768).

(10)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Post-effective Amendment No. 5 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 24, 2005 (File no. 950133-05-000203).