Form 10-Q
period 2005-03-31
ALION SCIENCE & TECHNOLOGY CORP
filed 2005-05-13
CIK 1166568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005.

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

Yes ☐     No☑

     The number of shares outstanding of Alion Science and Technology Corporation common stock as of March 31, 2005, was: Common Stock 3,515,200

ALION SCIENCE AND TECHNOLOGY CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2005

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALION SCIENCE AND TECHNOLOGY CORPORATION

Consolidated Balance Sheets

As of March 31, 2005 (Unaudited) and September 30, 2004
(In thousands, except share and per share information)

		September 30,
	March 31, 2005	2004
Current assets:
Cash	$2,489	$4,717
Accounts receivable, less allowance of $3,634 and $2,896 at March 31, 2005 and September 30, 2004, respectively	63,710	68,949
Stock subscriptions receivable	2,441	1,556
Receivable from Trust	9	—
Prepaid expenses	2,302	1,333
Other current assets	3,262	1,008

Total current assets	74,213	77,563
Fixed assets, net	11,329	10,778
Intangible assets, net	8,281	13,618
Goodwill	101,380	83,075
Other assets	2,130	1,688
Deferred compensation assets	2,023	1,739

Total assets	199,356	188,461

Current liabilities:
Current portion, Term B Senior Credit Facility note payable	$690	$468
Acquisition obligations	4,470	3,059
Trade accounts payable and accrued liabilities	20,376	23,420
Accrued payroll and related liabilities	24,943	20,689
ESOP liabilities	154	136
Current portion of accrued loss on operating leases	789	832
Billings in excess of costs and estimated earnings on uncompleted contracts	3,710	676

Total current liabilities	55,133	49,280

Term B Senior Credit Facility note payable, excluding current portion	68,128	46,367
Mezzanine note payable	—	17,503
Subordinated note payable	40,946	34,247
Agreements with officers	—	1,514
Deferred compensation liability	2,023	1,735
Accrued postretirement benefit obligations	3,480	3,398
Deferred rent and accrued loss on operating leases	3,696	3,892
Redeemable common stock warrants	35,676	20,777

Total liabilities	209,082	178,713
Shareholder’s equity (deficit), subject to redemption:

Common stock (subject to redemption), $0.01 par value, 8,000,000 shares authorized, 3,515,200 shares and 3,376,197 shares issued, and 3,515,200 shares and 3,376,197 shares outstanding at March 31, 2005 and September 30, 2004, respectively	36	34
Additional paid-in capital	41,384	37,532
Accumulated deficit	(51,145)	(27,818)

Total shareholder’s equity (deficit), subject to redemption	(9,725)	9,748

Total liabilities and shareholder’s equity, subject to redemption	$196,356	$188,461

See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

Consolidated Statements of Operations

Three Months Ended March 31, 2005 and 2004 and
for the Six Months Ended March 31, 2005 and 2004
(In thousands, except share and per share information)
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
Contract revenue	$80,691	$64,712	$149,912	$123,303
Direct contract expense	59,445	46,378	109,637	88,491

Gross profit	21,246	18,334	40,275	34,812

Operating expenses:
Indirect contract expense	4,650	4,665	9,129	8,654
Research and development	184	104	271	178
General and administrative	7,689	6,880	14,398	14,265
Rental and occupancy expense	2,508	2,495	4,952	5,008
Depreciation and amortization	3,771	3,267	7,259	6,371
Stock-based compensation (1)	3,745	417	4,202	908
Bad debt expense	123	92	415	134

Total operating expenses	22,670	17,920	40,626	35,518

Operating income (loss)	(1,424)	414	(351)	(706)
Other income (expense):
Interest income	37	7	56	9
Interest expense	(15,891)	(3,677)	(22,885)	(6,964)
Other	(88)	(130)	(99)	(68)

Loss before income taxes	(17,366)	(3,386)	(23,279)	(7,729)

Income tax expense	—	—	(51)	—

Net loss	(17,366)	(3,386)	(23,330)	(7,729)

Basic and diluted loss per share	$(5.21)	$(1.16)	$(6.96)	$(2.62)

Basic and diluted weighted average common shares outstanding	3,331,415	2,923,783	3,350,205	2,947,294

(1)	Stock-based compensation is a separately reported component of general and administrative expense.

See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

Consolidated Statements of Cash Flows

Six Months Ended March 31, 2005 and 2004
(In thousands)
(unaudited)

	Six Months
	Ended March 31,	Six Months Ended
	2005	March 31, 2004
Cash flows from operating activities:
Net loss	$(23,330)	$(7,729)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,257	6,371
Accretion of debt to face value	2,614	760
Amortization of debt issuance costs	341	208
Increase (decrease) in value of interest rate cap agreement	(24)	50
Change in fair value of redeemable common stock warrants	14,814	2,058
Stock-based compensation	4,201	908
Gain on investments, net	(19)	(20)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	6,980	(4,605)
Other assets	(775)	(76)
Trade accounts payable and accruals	5,188	3,379
Other liabilities	1,593	2,271

Net cash provided by operating activities	18,840	3,575
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(17,054)	(14,122)
Capital expenditures	(1,114)	(837)
Purchase of investment securities	(1,527)	(1,333)

Net cash used in investing activities	(19,695)	(16,292)
Cash flows from financing activities:
Proceeds from Term B Senior Credit Facility note payable	22,000	—
Proceeds form senior note payable	—	141
Payment of debt issuance costs	(58)	—
Repayment of Term B Credit Facility note payable	(360)	—
Repayment of senior note payable	—	(2,500)
Repayment of mezzanine note payable	(20,201)	(750)
Proceeds from agreement with officer	—	750
Payment of agreements with officers	(1,823)	—
Borrowings under revolving credit facility	—	14,600
Repayment of ITSC revolving credit facility	—	(375)
Cash paid for Daedalic acquisition earn out	—	(18)
Purchase of shares of common stock from ESOP Trust	(931)	(736)
Cash received from issuance of common stock to Trust	—	1,247

Net cash provided by (used in) financing activities	(1,373)	12,359

Net decrease in cash	(2,228)	(358)
Cash at beginning of period	4,717	494

Cash at end of period	$2,489	$136

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,955	$2,322
Cash paid for income taxes	101	449
Non-cash financing activities:
Common stock issued to ESOP Trust in satisfaction of employer contribution to liability	2,460	2,169

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

$127,305

(2) Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

     The accompanying unaudited consolidated financial statements include the accounts of Alion Science and Technology Corporation and its subsidiaries (collectively, the “Company” or “Alion”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2004 (File No. 333-89756) filed with the SEC on December 28, 2004.

     The consolidated financial statements are prepared on the accrual basis of accounting and include the accounts of Alion and its wholly-owned subsidiaries: Human Factors Application, Inc. (HFA), acquired at the time of the Transaction, Innovative Technology Solutions Corporation (ITSC) and Identix Public Sector (IPS), which were acquired during the fiscal year ended September 30, 2004, ManTech Environmental Technology, Inc. (METI), Carmel Applied Technologies, Inc. (CATI), Alion Canada (U.S.), Inc., and Alion Science and Technology (Canada) Corporation, which were acquired or established during the quarter ended March 31, 2005. All significant intercompany accounts have been eliminated in consolidation. Operating results for the six months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005. For further information, refer to the consolidated financial statements and notes thereto included in the Post Effective Amendment No. 5 to the Company’s registration statement on Form S-1 (No. 333-89756) filed with the Securities and Exchange Commission (SEC) on January 24, 2005.

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

     Revenue on cost-reimbursement contracts is recognized as costs are incurred and include estimates of applicable fees earned.

     Revenue on fixed price contracts is recognized on the percentage-of-completion method based on various performance measures. From time to time, facts develop that require the Company to revise its estimated total costs or revenues expected. The cumulative effect of revised estimates is recorded in the period in which the facts requiring revisions become known. The full amount of anticipated losses on any type of contract are recognized in the period in which they become known.

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

     Contract costs on federal government contracts, including indirect costs, are subject to audit by the federal government and adjustment pursuant to negotiations between the Company and government representatives. All of the Company’s federal contract indirect costs have been audited and negotiated through fiscal year 2001. Government audit of fiscal year 2002 on indirect costs has been completed pending final negotiation of the indirect rates. Audit for fiscal year 2003 is in process. The Company submitted its fiscal year 2004 indirect cost submission on March 29, 2005. The results of the negotiation of the indirect rates for fiscal year 2002 and the completion of the indirect rate audits and indirect rate negotiations for fiscal years 2003 and 2004 are not expected to have a material effect on the future results of operations. Contract revenues on federal government contracts have been recorded in amounts that are expected to be realized upon final settlement.

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

Income Taxes

     The Company is an S corporation under the provisions of the Internal Revenue Code of 1986, as amended. For federal and certain state income tax purposes, the Company is not subject to tax on its income. Such income is allocated to the Company’s shareholder, Alion Science and Technology Corporation’s Employee Stock Ownership Savings and Investment Trust (the Trust). The Company may be subject to state income taxes in those states that do not recognize S corporations. Additionally, the Company may be subject to additional types of taxes including franchise and business taxes. All of the Company’s subsidiaries are qualified subchapter S entities which, for federal income tax purposes, are not treated as separate corporations.

Accounts Receivable and Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts

     Accounts receivable include billed accounts receivable, amounts currently billable, and costs and estimated earnings in excess of billings on uncompleted contracts which represent accumulated project expenses and fees that have not been billed or are not currently billable as of the date of the consolidated balance sheet. These amounts are stated at estimated realizable value and aggregated $18.7 million and $14.5 million at March 31, 2005 and September 30, 2004, respectively. Costs and estimated earnings in excess of billings on uncompleted contracts at March 31, 2005 include $2.2 million related to costs incurred on projects for which the Company has been requested by the customer to begin work under a new contract or extend work under an existing contract, but for which formal contracts or contract modifications have not been executed. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable losses in the Company’s existing billed and unbilled accounts receivable. The Company determines the allowance using specific identification and historical write-off experience based on the age of the population.

     Billings in excess of costs and estimated earnings and advance collections from customers represent amounts received from or billed to commercial customers in excess of project revenue recognized to date.

Fixed Assets

     Leasehold improvements, software and equipment are recorded at cost. Expenditures for maintenance and repairs are charged to current operations. Software and equipment are depreciated over their estimated useful lives (2 to 15 years for the various classes of software and equipment) generally using the straight-line method. Leasehold improvements are amortized on the straight-line method over the shorter of the assets’ estimated useful lives or the lives of the leases. Upon sale or retirement of an asset, costs and related accumulated depreciation are deducted from the accounts, and any gain or loss is recognized in the consolidated statements of operations.

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

Cash, Cash Equivalents, Accounts Payable and Accounts Receivable

     The carrying amount approximates fair value because of the short maturity of these instruments.

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

(3) Employee Stock Ownership Plan (ESOP) and Stock Ownership Trust

     On December 19, 2001, the Company adopted the Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan (the “Plan”) and the Alion Science and Technology Corporation Employee Ownership, Savings and Investment Trust (the “Trust”). The Plan, a tax-qualified retirement plan, includes an ESOP component and a non-ESOP component. On September 11, 2003, the Internal Revenue Service issued a determination letter that the Trust and the Plan, as amended through the Fourth Amendment, qualify under Sections 401(a) and 501(a) of the Internal Revenue Code of 1986, as amended (the IRC). The Company has filed another application for a determination letter from the IRS with respect to the Fifth through Ninth Amendments to the Plan. The Company believes that the Plan and Trust have been designed and are currently being operated in compliance with the applicable requirements of the IRC.

(4) Pensions and Postretirement Benefits

     The Company sponsors a medical benefits plan providing certain medical, dental, and vision coverage to eligible employees and former employees. The Company is self-insured with respect to the medical benefits plan, with a stop-loss limit under an insurance agreement.

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

     There were no plan assets as of March 31, 2005 and September 30, 2004. The Company uses an October 1 measurement date.

     The Company provides a prescription drug benefit to a small, closed group of retirees after age 65. Employers providing a retiree prescription drug benefit which is at least actuarially equivalent to Medicare Part D can qualify for a federal subsidy. The Company has yet to determine whether the benefit that it provides can meet this standard. The Company does not expect the effect of any subsidy to be material. Accordingly, neither the accumulated postretirement benefit obligation nor the net periodic postretirement benefit cost in the Company’s financial statements reflects the effect of any potential subsidy.

(5) Loss Per Share

     Basic and diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Loss per share excludes the impact of warrants and stock appreciation rights described herein as this impact would be anti-dilutive for all periods presented.

(6) Shareholder’s Equity, Subject to Redemption

     The Company’s common stock is owned by the Alion Science and Technology Corporation Employee Ownership, Savings and Investment Trust. The Company provides a put option to any participant or beneficiary who receives a distribution of common stock which permits the participant or beneficiary to sell such common stock to the Company during certain periods, at the estimated fair value price per share. Accordingly, all of the Company’s equity is classified as subject to redemption in the accompanying consolidated balance sheets.

     Certain participants have the right to sell shares distributed from participant accounts that were acquired on the closing date of the Transaction at a price equal to the greater of the original purchase price and the estimated fair value price per share of common stock.

(7) Goodwill and Intangible Assets

     The Company accounts for goodwill and other intangible assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and other Intangible Assets”, which requires that goodwill be reviewed at least annually for impairment. The Company performs this review at the end of each fiscal year.

     As of March 31, 2005, the Company has recorded goodwill of approximately $101.1 million. For the six months ended March 31, 2005, goodwill increased by approximately $18.0 million. Approximately $1.7 million related to additional earn out obligations from historical acquisitions and approximately $16.3 million related to purchase price allocation, and related adjustments to the initial allocation, for acquisitions that occurred during the previous twelve-month period ended March 31, 2005, as described in Note 15. The purchase price allocation is preliminary and subject to change based upon the completion of the valuation of certain intangible assets and other items. The Company has yet to finalize the purchase accounting for acquisitions that occurred in the previous twelve-month period ended March 31, 2005.

     As of March 31, 2005, the Company has recorded net intangible assets of approximately $8.3 million comprised primarily of contracts purchased from IITRI of approximately $7.4 million and approximately $0.9 million for contracts purchased in acquisitions described in Note 15. The intangible assets have an estimated useful life of one to three years and are being amortized using the straight-line method.

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

Term B Senior Credit Facility

     On August 2, 2004, the Company entered into the Term B Senior Credit Facility administered by CSFB consisting of a $30.0 million revolving credit facility, a Senior Secured Term B Loan for $100.0 million, and a $50.0 million uncommitted Incremental Term Loan “accordion” facility. The total principal amount that could be borrowed under the Term B Senior Credit Facility was originally $180.0 million (see Note 18 – Subsequent Events).

     During the first four years of the term, principal under the Senior Secured Term B Loan is payable quarterly in an amount equal to 0.25 percent of the principal amount then outstanding. During the fifth and final year of the term, the Company is obligated to pay quarterly installments of principal in an amount equal to 24 percent of the principal amount then outstanding. All principal obligations under the revolving credit facility are to be repaid in full no later than August 2, 2009. As of March 31, 2005, the Company had outstanding indebtedness of approximately $71.6 million under the Term B Senior Credit Facility, all of it under the term loan component of the facility.

     The Senior Secured Term B Loan and the revolving credit facility each may bear interest at either of two floating rates. The Company was able to elect that interest be payable on the Senior Secured Term B Loan at an annual rate equal to the prime rate charged by CSFB plus a maximum spread of 225 basis points or at an annual rate equal to the Eurodollar rate plus a maximum spread of 275 basis points. On August 2, 2004, the Company elected to have the Senior Secured Term B Loan bear interest at the Eurodollar rate, which was approximately 1.6 percent as of August 2, 2004, plus the applicable margin, which totaled approximately 4.35 percent (i.e., LIBOR 1.6 percent plus 2.75 percent Eurodollar spread).

     The Term B Senior Credit Facility requires the Company to enter into an interest rate hedge agreement acceptable to CSFB which fixes or caps the actual interest the Company will pay on no less than 40 percent of our long-term indebtedness. On August 16, 2004, the Company entered into an interest rate cap agreement effective September 30, 2004 with one of the Company’s senior lenders. Under this agreement, in exchange for the Company’s payment to the senior lender of approximately $319,000, the Company’s maximum effective rate of interest payable with regard to a portion of the outstanding principal balance of the Term B Senior Credit Facility is not to exceed 6.64 percent (i.e., LIBOR 3.89 percent cap plus maximum 2.75 percent Eurodollar spread) for the period September 30, 2004 through September 29, 2005 and is not to exceed 7.41 percent (i.e., LIBOR 4.66 percent plus 2.75 percent maximum Eurodollar spread) for the period September 30, 2005 through September 29, 2007. As of March 31, 2005, the effective interest rate under the Term B Senior Credit facility was approximately 5.2%.

     If the Company borrows under the Incremental Term Loan facility and certain economic terms of the Incremental Term Loan, including applicable yields, maturity dates and average life to maturity, are more favorable to the incremental term loan lenders than the comparable economic terms under the Senior Secured Term B Loan or the revolving credit facility, then the Term B Senior Credit Facility provides that the applicable interest rate spread will be adjusted upward. The upward adjustment will take place if the yield payable under the incremental term loan exceeds the yield under the Senior Secured Term B Loan or revolving credit facility by more than 50 basis points. The effect of this provision is that borrowing under the Incremental Term Loan Facility, may also increase the cost of borrowings under the Senior Secured Term B Loan and the revolving credit facility. Under the terms of the Senior Secured Term B Loan, the Company is subject to certain financial covenants with respect to the Company’s maximum leverage ratio and our interest coverage ratio. The Company was in compliance with these covenants at March 31, 2005.

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

     The Company is permitted to use any future proceeds it might receive from the currently uncommitted Incremental Term Loan Facility to finance permitted acquisitions and to make certain put right payments required under the Company’s Mezzanine Warrant, if the put rights are exercised, and for any other purpose permitted by Incremental Term Loans, as defined in the Term B Senior Credit Facility, if and when such loans are funded.

Senior Credit Agreement

     On December 20, 2002, the Company executed a Senior Credit Agreement among LaSalle Bank National Association and other lenders to refinance and replace IITRI’s prior credit arrangements and to finance, in part, the Transaction. The Senior Credit Agreement consisted of a $35.0 million Senior Term Note and a $25.0 million revolving credit facility. All principal obligations under the Senior Credit Agreement were to be repaid in full no later than December 20, 2007. The Senior Credit Agreement was secured by a first priority, perfected security interest in all of the Company’s current and future tangible and intangible property.

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

     The Company entered into an interest rate cap agreement effective as of February 3, 2003 with one of its senior lenders. Under this agreement, the Company’s maximum effective rate of interest payable on the first $25 million of principal under its term note was not to exceed 6%. Any interest the Company paid on the first $25 million of principal in excess of 6% was to be reimbursed to the Company semiannually by the senior lender pursuant to the cap agreement. On August 2, 2004, the cap agreement was extinguished and its remaining value was recognized as interest expense.

Mezzanine Note

     On December 20, 2002, the Company issued a mezzanine note to IITRI under a Mezzanine Note securities purchase agreement (Mezzanine Note) with a face value of approximately $20.3 million. The Mezzanine Note served as part of the consideration for the Transaction. On July 1, 2004, the Illinois Institute of Technology (IIT) acquired all of IITRI’s rights and interests in the Mezzanine Note and the related Warrant Agreement.

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

Subordinated Note

     On December 20, 2002, the Company issued a seller note to IITRI under a seller note securities purchase agreement (Subordinated Note) with a face value of $39.9 million. The Subordinated Note served as part of the consideration for the Transaction. On July 1, 2004, the Illinois Institute of Technology (IIT) acquired all of IITRI’s rights and interests in the Subordinated Note and the related Warrant Agreement. The Subordinated Note bears interest at a rate of 6% per year through December 2008 payable quarterly by the issuance of non-interest bearing notes (paid-in-kind notes or PIK notes) maturing at the same time as the Subordinated Note. The issuance of the PIK notes has the effect of deferring cash interest expense on the Subordinated Note. Because the PIK notes do not themselves bear interest, they do not have the effect of compounding any interest on these interest payment obligations. Commencing December 2008, the Subordinated Note will bear interest at 16% per year payable quarterly in cash through the time of repayment in full of the Subordinated Note. Principal on the Subordinated Note will be payable in equal installments of $19.95 million in December 2009 and December 2010; the PIK notes are also due in equal installments of $7.2 million on these same dates.

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

     On February 11, 2004, the Company borrowed $750,000 from an officer of the Company. In exchange, on June 7, 2004, the Company issued a promissory note in the principal amount of $750,000 to the officer maturing on March 31, 2009. The promissory note bore interest at a rate of 15% per year, payable quarterly beginning February 11, 2004. On December 9, 2004, the Company extinguished the promissory note by paying the officer $750,000 plus accrued interest of $21,635.

     As of March 31, 2005, the remaining fiscal year principal repayments (at face amount before debt discount) are as follows:

	6-Fiscal Year Period ($ in millions)
	2005	2006	2007	2008	2009	2010	Total
Senior Secured Term B Loan (1)	$0.36	$0.72	$0.72	$0.72	$69.12	$—	$71.64
Subordinated Note (2)	—	—	—	—	19.95	19.95	39.90
Subordinated Paid in Kind Note (3)	—	—	—	—	7.18	7.18	14.36

Total principal payments	$0.36	$0.72	$0.72	$0.72	$96.25	$27.13	$125.90

(1)	The Term B Senior Credit Facility requires the Company to repay 1 percent of the principal balance outstanding under the Senior Secured Term B Loan during each of the first four years (i.e., fiscal years 2005 through 2008) of the Term B Senior Credit Facility’s term and 96 percent of the principal balance outstanding during the fifth and final year of the term. As of March 31, 2005, the Company had paid approximately $0.36 million in principal. The Company is required to pay at least $0.36 million in principal during the remainder of fiscal year 2005. The Term B Senior Credit Facility also requires the Company to make mandatory prepayments of principal depending upon whether the Company generates certain excess cash flow in a given fiscal year, issues certain equity, issues or incurs certain debt or sells certain assets. Due to the uncertainty of these payments, the table does not reflect any such payments. The remaining balance of approximately $71.6 million, as of March 31, 2005, is shown net of approximately $2.8 million of unamortized debt discount. The Company recorded approximately $3.3 million of debt issuance costs as debt discount.

(2)	Repayment of $39.9 million for the face value of the Subordinated Note in two equal payments of $19.95 million in years 2009 and 2010. The $39.9 million as of March 31, 2005, is shown net of approximately $5.2 million of unamortized debt discount, assigned to fair value of the detachable warrants. At date of issuance, the Company recognized approximately $7.1 million as the fair value of the warrants in accordance with Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially settled in, a Company’s Own Stock.”

(3)	During the eight-year term of the Subordinated Note, approximately $14.4 million of principal accretes to the note through the PIK. These amounts are included in the principal payments in fiscal years 2009 and 2010. In fiscal years 2009 and 2010, interest at 16% will be paid quarterly in cash on the original principal of $39.9 million. The principal, together with the outstanding balance of the PIK notes, will be paid in equal amounts at the end of fiscal years 2009 and 2010.

(9) Redeemable Common Stock Warrants

     With the issuance of the Mezzanine Note, Subordinated Note, and the Deferred Compensation Agreement described in Note 8, the Company issued 524,229, 1,080,437, and 22,062, respectively, detachable redeemable common stock warrants (the Warrants) to the holders of those instruments. As of July 1, 2004, IITRI transferred all of its rights, title and interest in its Warrants to IIT. The Warrants have an exercise price of $10 per share and are exercisable until December 20, 2008 for the warrants associated with the Mezzanine Note and the Deferred Compensation Agreement and until December 20, 2010 for the warrants associated with the Subordinated Note. The Warrants enable the holders to sell the warrants back to the Company, at predetermined times, at the then current fair value of the common stock less the exercise price. Accordingly, the Warrants are classified as debt instruments in accordance with Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. On the date of issuance, the Company recorded the estimated fair value of the Warrants of approximately $10.3 million as a discount to the face value of the notes issued and as a liability in the accompanying consolidated balance sheet. The estimated fair value of the Warrants was $35.7 million as of March 31, 2005. The change in the estimated fair value of the Warrants is recorded as interest expense in the accompanying consolidated statements of operations. Warrant-related interest expense for the three months ended March 31, 2005 and 2004, was $13.8 million and $0.9 million, respectively, and $14.7 million and $1.8 million for the six months ended March 31, 2005 and 2004, respectively.

(10) Leases

     Future minimum lease payments under non-cancelable operating leases for buildings, equipment and automobiles at March 31, 2005 are set out below. Under these operating leases, the Company subleased some excess capacity to subtenants under non-cancelable operating leases.

     In connection with the IPS acquisition, the Company assumed two operating leases at above-market rates and recorded a loss accrual of $4.4 million based on the estimated fair value of the lease liabilities assumed; this is being amortized over the lease terms. The remaining unamortized accrued loss was $3.4 million at March 31, 2005. In connection with the IPS acquisition, the Company also acquired a related sublease at above-market rates. Based on the estimated fair value of the sublease, the Company recognized an asset of $0.6 million which is being amortized over the lease term. The remaining unamortized asset value was $0.5 million at March 31, 2005.

Fiscal years ending:	(In thousands)
2005 (for the remainder of fiscal year)	$6,580
2006	13,190
2007	13,162
2008	12,173
2009	11,751
2010	8,391
and thereafter	3,989

Gross lease payments	69,236
Less: non-cancelable subtenant receipts	8,299

Net lease payments	$60,937

     Rent expense under operating leases was $2.9 million and $2.2 million for the three months ended March 31, 2005 and 2004, respectively and $5.6 million and $4.4 million for the six months ended March 31, 2005 and 2004, respectively. Sublease rental income under operating leases was $0.4 million and $0.0 million for the three months ended March 31, 2005 and March 31, 2004, respectively, and $0.9 million and $0.1 million for the six months ended March 31, 2005 and 2004, respectively.

(11) Fixed Assets

     Fixed assets consisted of the following:

	March 31,	September 30,
	2005	2004
	(in thousands)
Leasehold improvements	$2,281	$1,992
Equipment and software	15,389	13,358

Total cost	17,670	15,350

Less accumulated depreciation and amortization	6,341	4,572

Net fixed assets	$11,329	$10,778

     Depreciation and leasehold amortization expense for fixed assets was approximately $1.0 million and $0.7 million for the three months ended March 31, 2005 and 2004, respectively and $1.8 million and $1.3 million for the six months ended March 31, 2005 and 2004, respectively.

(12) Stock Appreciation Rights

     Alion’s board of directors adopted a Stock Appreciation Rights (SAR) Plan in November 2002. The SAR plan has a term of ten years. Awards may be granted under the plan to Alion directors, officers, employees, and consultants. Outstanding SAR awards cannot exceed the equivalent of 10% of the Company’s outstanding shares of common stock on a fully diluted basis. Upon exercise, a grantee has the right to receive payment equal to the difference between the appraised value of a share of Alion common stock as of the grant date and the appraised value of a share of Alion common stock as of the exercise date per the most recent valuation of the shares of common stock held by the ESOP. Awards vest at 20% per year for employees. Awards to members of the Company’s board of directors, other than Dr. Atefi, vest ratably over each member’s then-current term of office. SARs may be exercised at any time after grant to the extent they have vested. As of March 31, 2005, under this plan, the Company had granted 242,350 SARs summarized as follows:

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

     As of March 31, 2005, approximately 21,260 SARs had been exercised and 14,580 SARs had been forfeited resulting in approximately 206,510 SARs outstanding. On November 9, 2004, the plan was amended; no further grants shall be made under this plan.

     On January 13, 2005, the Company’s board of directors adopted a second SAR plan, the Alion Science and Technology Corporation 2004 Stock Appreciation Rights Plan (the “2004 SAR Plan”), to comply with the deferred compensation provisions of the American Jobs Creation Act of 2004.

     The 2004 SAR Plan has a 10-year term. Awards may be granted under the plan to Alion directors, officers, employees and consultants. Outstanding SAR awards cannot exceed the equivalent of 10% of the Company’s outstanding shares of common stock on a fully diluted basis. Awards to employees vest over four years at 25% per year and awards to directors vest ratably over each director’s term of service. SARs may be exercised at anytime after grant to the extent they have vested.

     Upon exercise, a grantee has the right to receive payment equal to the difference between the appraised value of a share of Alion common stock as of the grant date and the appraised value of a share of Alion common stock as of the exercise date per the most recent valuation of the common stock held by the ESOP. As of March 31, 2005, under this plan, the Company has granted 175,900 outstanding SARs summarized as follows:

	Number of	Number of SARs	Total Number		Cumulative
Effective Date	SARs Granted	granted to Board	of SARs	Exercise	Number of
of Grant	to Employees	of Directors	Granted	Price/Share	SARs Granted
February 1, 2005	161,300	12,600	173,900	$19.94/share	173,900
March 7, 2005	2,000	—	2,000	$19.94/share	175,900

     As of March 31, 2005, no SARs have been exercised and 1,000 SARs have been forfeited under this plan.

     For the three months ended March 31, 2005 and 2004, the Company recognized approximately $0.9 million and $0.1 million, respectively, in compensation expense associated with the two SAR plans and $1.0 million and $0.2 million for the six months ended March 31, 2005 and 2004, respectively.

(13) Phantom Stock Program

     In February 2003, the compensation committee of Alion’s board of directors approved, and the board of directors subsequently adopted, the Company’s phantom stock plan (the “Initial Phantom Stock Plan”). Phantom stock refers to hypothetical shares of Alion common stock. Upon vesting, recipients are entitled to receive an amount of money equal to the product of the number of hypothetical shares vested and the then-current value of Alion common stock, based on the most recent valuation of the shares of common stock held by the ESOP.

     The Initial Phantom Stock Plan has a term of ten years. The board of directors and the compensation committee may each grant key management employees awards of phantom stock. The phantom stock awards vest according to the following schedule:

	Vested Amount for Grant in
	February	November
Anniversary from Grant Date	2003	2003
1st	—	20%
2nd	—	20%
3rd	50%	20%
4th	25%	20%
5th	25%	20%

     As of March 31, 2005, the Company had 223,685 shares of phantom stock outstanding under the Initial Phantom Stock Plan summarized as follows:

	Shares of	Cumulative
	Phantom Stock	Shares of
	awarded to	Phantom Stock
Effective date of Grant	employees	awarded
February 11, 2003	171,000	171,000
November 11, 2003	52,685	223,685

     On November 9, 2004, the Company’s compensation committee approved, and the full board adopted, The Alion Science and Technology Corporation Performance Shares and Retention Phantom Stock Plan (the “Second Phantom Stock Plan”) to comply with the requirements of the American Jobs Creation Act. Awards granted under the Second Phantom Stock Plan may not exceed 2.0 million shares of Alion common stock.

     Awards under the Second Phantom Stock Plan vest three years from date of grant (unless otherwise provided in an individual award agreement), provided that the grantee is still employed by the Company. Grants are to be paid out five years and sixty days from the date of grant. Under limited circumstances, a grantee may defer an award payout beyond the original date. Both the Initial Phantom Stock Plan and the Second Phantom Stock Plan contain provisions for acceleration of vesting and payouts in connection with an employee’s death, disability, involuntary termination of employment without cause or a change in control of the Company.

     The Second Phantom Stock Plan permits awards of retention share phantom stock and performance share phantom stock. A retention award is for a fixed number of shares determined at the date of grant. A performance award is for an initial number of shares subject to change at the vesting date. Performance phantom shares are subject to forfeiture for failure to achieve a specified threshold value for a share of the Company’s common stock as of the vesting date. If the value of a share of the Company’s common stock equals the threshold value but does not exceed the target value, the number of performance shares in a given grant may be decreased by a specified percentage (generally up to 50%). If, the value of a share of the Company’s common stock exceeds a pre-established target price on the vesting date, the number of performance shares in a given grant may be increased by a specified percentage (generally up to 20%).

     On February 15, 2005, the Company granted 98,399 shares of retention incentive phantom stock and 207,788 shares of performance incentive phantom stock to executive officers of the Company pursuant to the Second Phantom Stock Plan. Depending on the future financial performance of the Company, grantees may vest in performance incentive phantom shares at a greater (up to 20% more) or lesser (up to 50% less) number of shares than the target number of shares disclosed above.

     For the three months ended March 31, 2005 and 2004, the Company recognized approximately $1.5 million and $0.3 million, respectively, in compensation expense associated with the phantom stock plans, and $1.9 million and $0.7 million for the six months ended March 31, 2005 and 2004, respectively.

(14) Segment Information and Customer Concentration

     The Company operates in one segment, delivering a broad array of scientific and engineering expertise to research and develop technological solutions for problems relating to national defense, public health and safety, and nuclear safety and analysis under contracts with the federal, state and local governments, and commercial customers. The Company’s federal government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use the Company’s services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization.

     Contract receivables from agencies of the federal government represented approximately $64.7 million, or 96%, of accounts receivable at March 31, 2005 and $68.6 million, or 96%, of accounts receivable at September 30, 2004. Contract revenues from agencies of the federal government represented approximately 98% of total contract revenues for each of the six month periods ended March 31, 2005 and 2004.

     During the six months ended March 31, 2005, the Company had no sales to any customers within a single country (except for the United States) where the sales accounted for 10% or more of total revenue. The Company treats sales to U.S. Government customers as sales within the United States regardless of where services are performed. Substantially all of the Company’s assets were located within the United States for the six months ended March 31, 2005.

(15) Business Combinations

Acquisition of Innovative Technologies Solutions Corporation

     On October 31, 2003, Alion acquired 100% of the outstanding stock of Innovative Technologies Solutions Corporation (ITSC) for $4.0 million. As of March 31, 2005, the transaction is subject to a remaining earn out provision not-to-exceed $1.5 million. ITSC is a New Mexico corporation that, at the time of acquisition, had approximately 53 employees, most of whom were located in New Mexico. ITSC provides nuclear safety and analysis services to the U.S. Department of Energy (DOE) as well as to the commercial nuclear power industry. As of March 31, 2005, the Company has recorded approximately $4.1 million of goodwill relating to this acquisition. ITSC’s results of operations are included in Alion’s operations from the date of acquisition. The pro forma impact of this acquisition was not significant.

Acquisition of Identix Public Sector, Inc.

     On February 13, 2004, Alion acquired 100% of the outstanding stock of Identix Public Sector, Inc. (IPS) for $8.0 million in cash. Founded in 1980, IPS is based in Fairfax, Virginia and provides program and acquisition management, integrated logistics support, and foreign military support primarily to U.S. Navy customers. IPS was a wholly-owned subsidiary of Identix Incorporated (Identix).

     In the three months following closing, the Company paid Identix approximately $2.6 million for intercompany payables. Per the agreement, the Company placed a payment of $0.5 million in escrow contingent on the Company having the opportunity to compete or bid for services on certain government solicitations.

     As of March 31, 2005, the Company has recorded approximately $6.3 million of goodwill relating to the IPS acquisition and approximately $0.9 million of purchased contracts being amortized over three years. The results of operations for IPS are included in Alion’s operations from the date of acquisition.

     The table below sets out the unaudited pro forma effects of the IPS acquisition on the Company’s revenue, net income and earnings per share as though the IPS acquisition had taken place on the first day of fiscal year 2004. The unaudited pro forma information does not purport to be indicative of the results of operations that would have actually been achieved if the transaction had occurred on the date indicated or the results of operations that will be reported in the future.

	Three Months Ended March 31, 2004
		IPS Pro	Alion Pro
	Alion	Forma	Forma
Revenue	$64,712	$3,291	$68,003
Net loss	$(3,386)	$(95)	$(3,481)
Weighted average shares outstanding	2,923,783	2,923,783	2,923,783

Loss per share	$(1.16)	$(0.03)	$(1.19)

	Six Months Ended March 31, 2004
		IPS Pro	Alion Pro
	Alion	Forma	Forma
Revenue	$123,303	$11,291	$134,594
Net loss	$(7,729)	$(87)	$(7,816)
Weighted average shares outstanding	2,947,294	2,947,294	2,947,294

Loss per share	$(2.62)	$(0.03)	$(2.65)

Acquisition of Countermeasures, Inc.

     On October 28, 2004, Alion purchased substantially all of the assets of Countermeasures, Inc. for approximately $2.4 million. At the time of acquisition, Countermeasures, Inc. had two employees and was located in Hollywood, Maryland. As of March 31, 2005, the Company has recorded approximately $1.4 million in goodwill relating to this acquisition.

     The allocation of purchase price is preliminary as the Company completes its valuation of the fair value of assets acquired and liabilities assumed. The results of operations for Countermeasures, Inc. are included in Alion’s operations from the date of acquisition. The pro forma impact of this acquisition was not significant.

Acquisition of ManTech Environmental Technology, Inc.

     On February 11, 2005, Alion acquired 100% of the outstanding stock of ManTech Environmental Technology, Inc. (METI), an environmental and life sciences research and development company for approximately $7.0 million in cash. METI conducts research and performs support services in environmental and life sciences for the Environmental Protection Agency (EPA), the National Institute of Health (NIH), the Department of Defense (DoD), the Department of Homeland Security, the Department of Energy and other agencies and organizations. METI was headquartered in Research Triangle Park, NC.

     As of March 31, 2005, the Company has recorded $5.3 million in goodwill related to this acquisition. The allocation of purchase price is preliminary as the Company completes its valuation of assets acquired and liabilities assumed. The pro forma impact of this acquisition was not significant.

Acquisition of Carmel Applied Technologies, Inc.

     On February 25, 2005 Alion acquired 100% of the outstanding stock of Carmel Applied Technologies, Inc. (CATI), a flight training software and simulator development company, for approximately $7.3 million in cash. The transaction is subject to an earn out provision not-to-exceed a cumulative amount of $9.0 million based on attaining certain cumulative revenue goals for fiscal years 2005, 2006, and 2007, and a second earn out provision not-to-exceed $1.5 million for attaining certain revenue goals in the commercial aviation industry.

     As of March 31, 2005, the Company has recorded $6.6 million in goodwill related to this acquisition. The allocation of purchase price is preliminary as the Company completes its valuation of assets acquired and liabilities assumed. The pro forma impact of this acquisition was not significant.

Investment in VectorCommand Ltd.

     On March 22, 2005, Alion acquired approximately 12.5% of the A ordinary shares in VectorCommand Ltd. for $1.5 million which investment is accounted for at cost. VectorCommand Ltd., which is headquartered in the United Kingdom, designs and develops technologies used in training and operations by emergency managers and incident commanders in Australia, Europe, North America and the United Kingdom.

(16) Related Party Transactions

     On October 29, 2004, Dr. Atefi elected to redeem the amount due under his Deferred Compensation Agreement with Alion. Dr. Atefi was paid approximately $1.1 million including accrued interest of approximately $0.2 million. Dr. Atefi’s related warrants remain outstanding.

     On December 9, 2004, the Company extinguished a Promissory Note held by an officer of the Company. Alion paid the officer $750,000 plus accrued interest of $21,635.

(17) Commitments and Contingencies

Earn Out Commitments

     The Company has earn out commitments related to the following acquisitions:

     AB Technologies (AB Tech) - Earn out is based on an agreed-upon formula applied to net income of the business units that formerly comprised AB Tech. The earn out obligation period expired on February 7, 2005, the fifth anniversary of the original acquisition date. As of March 31, 2005, approximately $1.4 million of earn out has been recorded for fiscal year 2005.

     ITSC - Earn out is based on a portion of the gross revenue of the business units that formerly comprised ITSC. As of March 31, 2005, the transaction is subject to a remaining earn out provision not-to-exceed $1.5 million. The obligation continues through September 30, 2005.

     CATI - Earn out is based on the performance of the business units that formerly comprised CATI. The transaction is subject to an earn out provision not-to-exceed a cumulative amount of $9.0 million based on attaining certain revenue goals for fiscal years 2005, 2006, and 2007, and a second earn out provision not-to-exceed $1.5 million for attaining certain revenue goals in the commercial aviation industry. The obligation continues through February 25, 2007.

     In the opinion of management, the realization of the amounts due under these arrangements will not have a material adverse effect upon the financial position, results of operations, or the liquidity of the Company.

Legal Proceedings

     On December 23, 2004, the estate of Joseph Hudert filed an action against Grunley-Walsh Joint Venture, L.L.C. (Grunley-Walsh) and the Company in the District of Columbia Superior Court for damages in excess of $80 million. On January 6, 2005, the estate of Frank Stotmeister filed an action against the Company in the same court on six counts, some of which are duplicate causes of action, claiming $30 million for each count. Several other potential defendants may be added to these actions in the future.

     The suits arose in connection with a steam pipe explosion that occurred on or about April 23, 2004 on a construction site at 17th Street, N.W. in Washington, D.C. The plaintiffs died, apparently as a result of the explosion. They were employees of the prime contractor on the site, Grunley-Walsh, and the subcontractor, Cherry Hill Construction Company Inc., respectively. Grunley-Walsh had a contract with the U.S. General Services Administration (GSA) for construction on 17th Street N.W. near the Old Executive Office Building in Washington, D.C. Sometime after the award of Grunley-Walsh’s construction contract, Alion was awarded a separate contract by GSA. Alion’s responsibilities on this contract were non-supervisory monitoring of Grunley-Walsh’s activities and report to GSA any deviations from contract requirements.

     The Company intends to defend these lawsuits vigorously, and based on the facts currently known to the Company. The Company’s management does not believe that these lawsuits will have a materially adverse effect upon the Company, its operations or its financial condition.

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

Government Audits

     The amount of government contract expense reflected in the consolidated financial statements attributable to cost reimbursement contracts is subject to audit and possible adjustment by the Defense Contract Audit Agency (DCAA). The government considers the Company to be a major contractor and DCAA maintains an office on site to perform its various audits throughout the year. DCAA has concluded its audits of the Company’s indirect costs and cost accounting practices through fiscal year 2001. There were no significant disallowances for fiscal years ended September 31, 2000 and 2001. The results of the negotiation of the indirect rates for fiscal year 2002 and the completion of the indirect rate audits and indirect rate negotiations for 2003 and 2004 are not expected to have a material effect on the results of future operations.

(18) Subsequent events

Acquisition of JJMA

     On April 1, 2005, the Company acquired all of the outstanding capital stock of John J. McMullen Associates, Inc., a New York corporation (“JJMA”), in a stock purchase transaction. The Company paid the equity holders of JJMA approximately $58.67 million at closing, including distributions of JJMA cash on hand. The Company also issued 1,347,197 shares of Alion common stock to the John J. McMullen Associates, Inc. Employee Stock Ownership Trust at $27.65 per share, which price was determined based on a valuation report from Houlihan, Lokey, Howard & Zukin Financial Advisors, Inc. (“Houlihan, Lokey”) dated as of March 28, 2005. Upon the closing, the John J. McMullen Associates, Inc. Employee Stock Ownership Plan (“JJMA ESOP”) and JJMA’s existing 401(k) plan (“JJMA 401(k) Plan”) merged into Alion’s KSOP. The transaction also provides for approximately $8.4 million in deferred payments to certain individual equity holders of JJMA, payable at various times over a three year period, and subject to set-off for certain indemnity obligations. The aggregate purchase price for JJMA in cash and common stock, including any future payment obligations and excluding approximately $5.8 million of JJMA cash on hand to be distributed to the JJMA equity holders at closing and in deferred payments, is approximately $97.5 million.

     Incorporated in 1959, JJMA provides shipbuilding and ship repair clients with detail designs and engineering support teams to provide design and construction support for new ship programs, ship conversions, fleet engineer support, and for ship system modifications. JJMA also provides hazardous material control and management services, including pollution prevention, waste management, regulatory compliance, OSHA/EPA training, logistics research and analysis, affirmative procurement, and operation of hazardous material distribution centers.

Amendment One to the Credit Suisse First Boston Term B Senior Credit Facility

     On April 1, 2005, the Company entered into an incremental term loan facility and Amendment One to our Term B Senior Credit Facility (as described in Note 8), which added $72 million in term loans to our total indebtedness under our Term B Senior Credit Facility. Set forth below is a summary of the terms of the Term B Senior Credit Facility, as modified by the incremental term loan and the amendment. The Term B Senior Credit Facility has a term of five years and consists of:

•	a senior term loan in the approximate amount of $143.6 million (which includes the incremental term loan), all of which was drawn down as of April 1, 2005;

•	a senior revolving credit facility, in the amount of $30.0 million, of which approximately $0.66 million is deemed borrowed as of April 1, 2005, through the issuance of letters of credit issued under our prior senior credit facility which remain outstanding under the Term B Senior Credit Facility and the issuance of one additional letter of credit directly under the Term B Senior Credit Facility; and

•	an uncommitted incremental term loan “accordion” facility in the amount of $150.0 million in addition to the incremental term loan facility we entered into as of April 1, 2005.

     Until the quarter ending December 31, 2008, the Company is obligated to pay quarterly installments of principal on the senior term loan in the amount of $360,000. On December 31, 2008, March 31, 2009, June 30, 2009 and August 2, 2009, the Company is obligated to pay installments of principal in the amount of $34,650,000.

     The senior term loan and the senior revolving credit facility each may bear interest at either of two floating rates. The Company may elect that interest be payable on the $143.6 million senior term loan at an annual rate equal to the prime rate charged by CSFB plus 125 basis points or at an annual rate equal to the Eurodollar rate plus 225 basis points. As of April 1, 2005, the CSFB prime rate was 7.0% (i.e. 5.75% plus 1.25% CSFB spread) and the Eurodollar rate was approximately 5.35% (i.e. 3.1% plus 2.25% Eurodollar spread. LIBOR refers to the London Interbank Offered Rate at which major banks are willing to lend Eurodollars). The Company has elected to have the Senior Secured Term B Loan bear interest at the Eurodollar rate.

     The Term B Senior Credit Facility requires the Company to enter into an interest rate hedge agreement acceptable to CSFB which fixes or caps the actual interest rate the Company will pay on no less than 40 percent of the long-term indebtedness. Prior to the execution of Amendment One, as of March 31, 2005, the Company had approximately $71.6 million in principal amount of indebtedness outstanding under the Term B Senior Credit Facility, of which approximately $37.4 million was covered by an interest rate hedge agreement. Per the interest rate hedge agreement, the interest rate on approximately $37.4 million of the $71.6 million was capped at 7.41% (i.e., LIBOR cap of 4.66% plus 2.75% Eurodollar spread). Pursuant to the execution of Amendment One on April 1, 2005, the following has occurred:

1)	the Company elected to have the incremental $72.0 million bear interest at the Eurodollar rate,

2)	on April 7, 2005, the Company entered into a second interest rate hedge agreement which covers $28.0 million of the incremental $72.0 million, so that the interest rate on approximately $28.0 million of the $72.0 million incremental loan amount is capped at 7.25% (i.e., LIBOR cap of 5.00% plus 2.25% Eurodollar spread), and

3)	the interest on $37.3 million (i.e., the previously capped portion of the initial $71.6 million in principal amount of indebtedness outstanding under the Term B Senior Credit Facility) has been reset and capped at a maximum rate of 6.91% (i.e., LIBOR cap of 4.66% plus 2.25% Eurodollar spread). For this second cap agreement, the Company paid a senior lender $117,000. As of April 7, 2005, a total of approximately $65.3 million, or 45.5%, of the $143.6 million drawn under the Term B Senior Credit facility is at a capped interest rate.

     On April 1, 2005, the Company borrowed $72.0 million in an incremental term loan under the Term B senior credit facility. The Company used approximately $58.7 million of the incremental term loan proceeds to pay a portion of the JJMA acquisition price, and approximately $1.25 million to pay certain transaction fees associated with the incremental term loan. The remaining portion of the $72.0 million incremental term loan facility will be used to finance permitted acquisitions and for general corporate purposes, among other things.

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

     The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following: changes to the ERISA laws related to the Company’s Employee Ownership, Savings and Investment Plan; changes to the tax laws relating to the treatment and deductibility of goodwill, the Company’s subchapter S status, or any change in the Company’s effective tax rate; additional costs associated with compliance with provisions of the Sarbanes-Oxley Act of 2002, including any changes in the SEC’s rules, and other corporate governance requirements; failure of government customers to exercise options under contracts; funding decisions relating to U.S. Government projects; government contract procurement (such as bid protest) and termination risks; competitive factors such as pricing pressures and/or competition to hire and retain employees; the results of current and/or future legal proceedings and government agency proceedings which may arise out of our operations (including our contracts with government agencies) and the attendant risks of fines, liabilities, penalties, suspension and/or debarment; undertaking acquisitions that could increase our costs or liabilities or be disruptive; taking on additional debt to fund acquisitions; failure to adequately integrate acquired businesses; material changes in laws or regulations applicable to the Company’s businesses; as well as other risk factors discussed in the Company’s annual report on Form 10-K for the year ended December 31, 2004 (File No. 333-89756) filed with the SEC on December 28, 2004, and Post-Effective Amendment No. 5 to the Company’s registration statement on Form S-1 (File No. 333-89756) filed with the SEC on January 24, 2005.

     Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s view only as of May 16, 2005. The Company undertakes no obligation to update any of the forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise. This discussion addresses only our continuing operations.

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

     The Company’s revenue results from contract research and other services under a variety of contracts, some of which provide for reimbursement of cost plus fees and others of which are fixed-price or time-and-material type contracts. Absent evidence to the contrary, we recognize revenues as follows:

•	Cost-reimbursement contracts – revenue is recognized as costs are incurred and include an estimate of applicable fees earned.

•	Fixed-price contracts – revenue is recognized using the percentage-of-completion method based on various performance measures. From time to time, facts develop that require the Company to revise its estimated total costs or revenues expected. The cumulative effect of revised estimates is recorded in the period in which the facts requiring revisions become known. The full amount of anticipated losses on any type of contract are recognized in the period in which they become known.

•	Time-and-material contracts — revenue is recognized at contractually billable rates as labor hours and direct expenses are incurred. Labor and related costs are reimbursed at negotiated, fixed hourly rates.

     The following table summarizes the percentage of revenues attributable to each contract type for the periods indicated.

	For the Six Months Ended March 31,
Contract Type	2005		2004
	(in millions)
Cost-reimbursement	$90	60%	$77	63%
Fixed-price	$28	19%	$17	14%
Time-and-material	$32	21%	$29	23%

Total	$150	100%	$123	100%

     Contracts with agencies of the federal government are subject to periodic funding by the contracting agency concerned. Funding for a contract may be provided in full at inception of the contract or ratably throughout the term of the contract as the services are provided. If funding is not assessed as probable, revenue recognition is deferred until realization is probable.

     Contract costs on federal government contracts, including indirect costs, are subject to audit by the federal government and adjustment pursuant to negotiations between the Company and government representatives. All of the Company’s federal government contract indirect costs have been audited and negotiated through fiscal year 2001. Contract revenues on federal government contracts have been recorded in amounts that are expected to be realized upon final settlement. Government audit of fiscal year 2002 on indirect costs has been completed pending final negotiation of the indirect rates. Audit for fiscal year 2003 is in process. The Company submitted its fiscal year 2004 indirect cost submission on March 29, 2005.

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

     The following table sets forth, for each period indicated, the percentage of our revenues derived from each of our major types of customers.

	For the Six Months Ended March 31,
Contract Type	2005		2004
	(in millions)
U.S. Department of Defense (DoD)	$139	93%	$114	92%
Other Federal Civilian Agencies	$8	5%	$7	6%
Commercial / State / Local and International	$3	2%	$2	2%

Total	$150	100%	$123	100%

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

     As of March 31, 2005, the Company has goodwill of approximately $101.1 million, subject to an annual impairment review. As of March 31, 2005, the Company has recorded approximately $8.3 million of intangible assets comprised primarily of the value assigned to purchased contracts. The intangible assets have an estimated useful life of one to three years and are amortized using the straight-line method.

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

     The table below reflects the approximate impact of the following events and circumstances as they relate to the financial performance of Alion for the three months ended March 31, 2005 and 2004. The discussion of the results of operations includes references to the selected financial information in the table below in conjunction with the Company’s consolidated financial statements provided elsewhere in this document. The selected financial information in the table is based on estimates of Alion management.

•	On October 31, 2003, Alion completed the acquisition of Integrated Technology Solutions Corporation (ITSC). The operating results for ITSC are separately identifiable within the consolidated results of operations.

•	On February 13, 2004, Alion completed the acquisition of Identix Public Sector, Inc. (IPS) . The operating results for IPS are separately identifiable within the consolidated results of operations.

•	On October 28, 2004, Alion purchased substantially all of the assets of Countermeasures, Inc. The operating results for Countermeasures, Inc. are not separately identifiable within the consolidated results of operations.

•	On February 11, 2005, Alion acquired ManTech Environmental Technology, Inc. (METI). The operating results for METI are separately identifiable within the consolidated results of operations.

•	On February 25, 2005, Alion acquired Carmel Applied Technologies, Inc. (CATI). The operating results for CATI are separately identifiable within the consolidated results of operations.

•	References to the acquired operations includes the operating results of ITSC, IPS, METI, and CATI.

	Three Months Ended March 31, 2005			Three Months Ended March 31, 2004
			Consolidated			Consolidated
			Operations of Alion			Operations of Alion
	Consolidated	Acquired	less the Acquired	Consolidated	Acquired	less the Acquired
Financial information (in millions)	Operations of Alion	Operations	Operations	Operations of Alion	Operations	Operations
Total revenue	$80.7	$9.4	$71.3	$64.7	$5.7	$59.0
Material and subcontract revenue	22.5	2.8	19.7	14.8	2.4	12.4

Total direct contract expenses	59.4	6.9	52.5	46.4	4.5	41.9
Major components of direct contract expense
Direct labor cost	35.8	4.0	31.8	30.1	2.1	28.0
Other direct cost (ODC)	1.8	0.1	1.7	2.0	0.1	1.9
Material and subcontract (M&S) cost	21.8	2.7	19.1	14.3	2.3	12.0

Gross profit	21.2	2.5	18.7	18.3	1.2	17.1

Total operating expense	22.7	2.1	20.6	17.9	1.1	16.8
Major components of operating expense
Indirect personnel and facilities	7.2	1.1	6.0	6.5	0.6	5.9
General and administrative	7.7	0.8	6.9	7.6	0.5	7.1
Depreciation and amortization	3.8	0.1	3.7	3.3	—	3.3
Stock-based compensation	3.7	—	3.7	0.5	—	0.5

Income (loss) from operations	(1.4)	0.5	(1.9)	0.4	0.2	0.2

Other income and expense	(15.9)	—	(15.9)	(3.8)	—	(3.8)

Income tax benefit / (expense)	—	—	—	—	—	—

Net income (loss)	$(17.4)	$0.5	$(17.9)	$(3.4)	$0.2	$(3.6)

*The operations of the the acquired entities ITSC, IPS, CATI, and METI have been fully integrated within Alion on a consolidated basis.

     The financial information attributed to these entities are the estimates of management.

     Revenues. Revenues increased $16.0 million to $80.7 million, or 24.7%, from $64.7 million for the three months ended March 31, 2005, and 2004, respectively. Acquired operations generated approximately $3.7 million of the increase and $12.3 million came primarily from work on contracts that were in existence during the prior year.

     For the three months ended March 31, 2005, our performance of additional work under contracts that were in existence during the prior year includes an increase of approximately $6.4 million related to support under the Modeling & Simulation Information Analysis Center (MSIAC) contract, an increase of approximately $3.0 million in our services under the U.S. Army Night Vision Lab Hightech Omnibus (“Night Vision”) contract, and an increase of approximately $2.1 million related to increased support under the Mobile Parts Hospital contract with the Tank Armaments and Automotive Command (TACOM). On the balance of our contracts, revenue increased approximately $0.8 million for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.

     As a component of revenue, material and subcontract (M&S) revenue increased approximately $7.7 million to $22.5 million, or 52.0%, from $14.8 million for the three months ended March 31, 2005 and 2004, respectively. Approximately $0.4 million of the increase was generated by contracts performed by the acquired operations and approximately $7.3 million was generated by contracts that were in existence during the prior year. Of the $7.3 million increase, approximately $2.0 million was related to increased support to TACOM, approximately $2.3 million related to the Night Vision contract, and approximately $1.6 million was related to support under the MSIAC contract with the Defense Information Systems Agency. The remaining $1.4 million increase was attributable to various other contracts. As a percentage of total revenue, M&S revenue increased approximately 5.0% to 27.9% from 22.9% for the three months ended March 31, 2005 and 2004, respectively. The increase comes partially from M&S work performed by the acquired operations for subcontractor support to ITSC commercial utility customers and IPS support to the Department of the Navy, and partially from the increased level of M&S support required under the specific contracts referenced above.

     Direct Contract Expenses. Direct contract expenses increased approximately $13.0 million to $59.4 million, or 28.0%, from $46.4 million for the three months ended March 31, 2005, and 2004, respectively. Acquired operations generated approximately $2.4 million of this increase and approximately $10.6 million was generated by contracts that were in existence during the prior year.

     As a percentage of revenue, direct contract expenses were 73.6% for the three months ended March 31, 2005 as compared to 71.7% for the three months ended March 31, 2004. The changes in specific components of direct contract expenses were:

•	Direct labor costs for the three months ended March 31, 2005 increased by $5.7 million, or 19.0%, to $35.8 million from $30.1 million for the three months ended March 31, 2004. As a percentage of revenue, direct labor cost was 44.4% for the three-month period ended March 31, 2005 and 46.5% for the three-month period ended March 31, 2004.

•	M&S cost increased approximately $7.5 million, or 52.5%, to $21.8 million for the three months ended March 31, 2005, compared to $14.3 million for the three months ended March 31, 2004. As a percentage of revenue, M&S cost was 27.0% for the three months ended March 31, 2005 as compared to 22.0% for the three months ended March 31, 2004. The percentage increase in M&S cost is directly associated with the relative percentage increase in M&S revenue as described above. As a percentage of M&S revenue, M&S cost was approximately 96.9% during the three months ended March 31, 2005, as compared to 96.6% for the three months ended March 31, 2004.

     Gross Profit. Gross profit increased $2.9 million, or 15.9%, to $21.2 million for the three months ended March 31, 2005, from $18.3 million for the three months ended March 31, 2004. The $2.9 million increase is attributable to the following:

•	Gross profit increase generated by the activities of the acquired operations	$1.3 million

•	Gross profit increase generated primarily by work performed under contracts that were in existence during the prior year	$1.6 million

	Total:	$2.9 million

     As a percentage of revenue, gross profit was 26.3% for three months ended March 31, 2005 as compared to 28.3% for the three months ended March 31, 2004. For the three months ended March 31, 2005, we experienced an increased proportion of M&S contract revenue as discussed above. M&S contracts typically generate lower profit margins than direct labor contracts. M&S contracts have been increasing relative to direct labor contracts, particularly due to the M&S efforts required on existing contracts (e.g., Night Vision, TACOM, and MSIAC) as described above, and from contracts obtained in the Company’s recent acquisitions of IPS and ITSC. This trend is expected to continue for the next two fiscal years until the funded contract backlog on these contracts is expended.

     Operating Expenses. Operating expenses increased $4.8 million, or 26.8% to $22.7 million for the three months ended March 31, 2005, from $17.9 million for the three months ended March 31, 2004. The $4.8 million increase is attributable to the following:

•	Operating expense increase incurred by the activities of the acquired operations	$1.0 million

•	Operating expense increase incurred by the activities of the existing operations	$3.8 million

	Total:	$4.8 million

     As a percentage of revenue, operating expense was 28.1% for the three months ended March 31, 2005 as compared to 27.7% for the three months ended March 31, 2004. Operating expenses, net of depreciation, amortization expense, and stock-based compensation expense, increased approximately $1.1 million, or 17.8%, to $15.2 million for the three months ended March 31, 2005, from $14.1 million for the three months ended March 31, 2004. As a percentage of revenue, operating expense, net of depreciation, amortization expense, and stock-based compensation expense, was 18.8% for the three months ended March 31, 2005 as compared to 21.8% for the three months ended March 31, 2004. The changes in other specific components of operating expenses were:

•	Overhead expenses for indirect personnel and facilities costs related to rental and occupancy expenses increased approximately $0.7 million, or 10.8%, to $7.2 million for the three months ended March 31, 2005, from $6.5 million for the three months ended March 31, 2004. As a percentage of revenue, operating expense relating to indirect personnel and facilities expense was 8.9% for the three months ended March 31, 2005 as compared to 10.0% for the three months ended March 31, 2004. The decrease, as a percentage of revenue, is partially attributable to the cost control initiatives put in place by line management.

•	General and administrative (G&A) expense increased approximately $0.1 million, or 1.3%, to $7.7 million for the three months ended March 31, 2005, compared to $7.6 million for the three months ended March 31, 2004. During the three months ended March 31, 2005, approximately $0.3 million in third-party expense was incurred related to the preparation for and compliance with the provisions under the Sarbanes-Oxley Act of 2002 (SOX). The Company will be subject to the provisions of Section 404 of SOX as it relates to internal controls over financial reporting, beginning with the fiscal year ending September 30, 2006. For the three months ended March 31, 2004, approximately $0.4 million of third-party expense incurred in that period was in support of the AB Technologies arbitration. As a percentage of revenues, G&A expenses were 9.5% for the three months ended March 31, 2005, compared to 11.7% for the three months ended March 31, 2004. Excluding the third-party expenses, which occurred during each of the three periods ended March 31, 2005 and 2004, G&A expense was approximately $7.2 million, or 8.9% of revenue, and $7.2 million, or approximately 11.1% of revenue, for fiscal years 2005 and 2004, respectively. The integration and partial absorption of the G&A support costs of the acquired operations of ITSC and IPS, and most recently METI and CATI, resulted in a decrease in overall G&A expense when expressed as a percentage of revenue.

•	Stock-based compensation and deferred compensation relate primarily to the SAR and phantom stock plans. This expense increased approximately $3.2 million, or approximately 640% to $3.7 million for the three months ended March 31, 2005, from approximately $0.5 million for the three months ended March 31, 2004. As a percentage of revenue, operating expense relating to stock-based compensation and deferred compensation expense was 4.6% and 0.8% for the three-month periods ended March 31, 2005 and 2004, respectively. The increase in stock-based compensation and deferred compensation is a result of the increase in the value of Alion’s common stock.

•	Depreciation and amortization expense increased approximately $0.5 million, or 15.2%, to $3.8 million for the three months ended March 31, 2005, as compared to $3.3 million for the three months ended March 31, 2004. Of the $0.5 million increase, approximately $0.1 million of amortization expense was associated with intangible asset values assigned to the purchased contracts of ITSC and IPS and approximately $0.1 million was associated with the value assigned to software obtained in the Countermeasures, Inc. acquisition. The remaining $0.3 million increase is associated with the increase in depreciation on purchased and acquired fixed assets.

For each three-month quarter ended March 31, 2005 and 2004, approximately $2.6 million of amortization expense was incurred associated with the intangible asset value assigned to purchased contracts of IITRI. Also, for each respective three-month quarter ended March 31, 2005 and 2004, approximately $0.1 million of depreciation expense was incurred associated with the fair value assigned to the purchased fixed assets of IITRI. As a percentage of revenue, operating expense relating to depreciation and amortization expense was 4.7% for the three months ended March 31, 2005 as compared to 5.1% for the three months ended March 31, 2004.

•	Bad debt expense remained constant at approximately $0.1 million for each of the three-month period ended March 31, 2005 and 2004. As a percentage of revenue, bad debt expense was 0.1% for each of the three-month period ended March 31, 2005 and 2004.

     Operating Loss. For the three months ended March 31, 2005, operating loss was approximately $1.4 million compared with $0.4 million operating income for the three months ended March 31, 2004. The $1.8 million decrease is associated with factors discussed above and is attributable to the following:

•	Operating income increase generated from the activities of the acquired operations	$ 0.3 million

•	Operating loss generated from the existing operations	$(2.1) million

	Total:	$(1.8) million

     Other Income (Expense). Other income and expense increased approximately $12.1 million, or 318.4%, to approximately $15.9 million, for the three months ended March 31, 2005 from approximately $3.8 million for the three months ended March 31, 2004. As a component of other income (expense), interest expense increased approximately $12.2 million to $15.9 million for the three months ended March 31, 2005, as compared to $3.7 million for the three months ended March 31, 2004, as summarized in the following table:

	For Three Months Ended March 31,
	(in millions)
	2005	2004
Revolving facility	$0.1	$0.2

Senior term loan	1.0	0.4

Mezzanine note - cash pay interest	—	0.7
- accretion of debt discount	—	0.1

Subordinated note - PIK interest	0.6	0.6
- accretion of long-term deferred interest	0.2	0.1
- accretion of debt discount	0.2	0.2

Accretion of warrant liability (a)	13.8	1.4

	$15.9	$3.7

(a)	Reflects change in value assigned to the detachable warrants associated with the change in the value of Alion common stock.

     Income Tax (Expense) Benefit. The Company has filed qualified subchapter-S elections for all of its subsidiaries to treat them as disregarded entities for federal income tax purposes. Some states do not recognize the effect of these elections or Alion’s S-corporation status.The Company recorded no state income tax expense for the three months ended March 31, 2005 or 2004.

     Net Loss. The Company’s net loss increased approximately $14.0 million or 411.8% to $17.4 million for the three months ended March 31, 2005, from $3.4 million for the three months ended March 31, 2004. The increased loss is due to factors discussed above. Approximately $0.3 million of increased income was generated by acquired operations and approximately $14.3 million in increase in loss was generated by existing operations.

Six Months Ended March 31, 2005 Compared to Six Months Ended March 31, 2004

     The table below reflects the approximate impact of the following events and circumstances as they relate to the financial performance of Alion for the six months ended March 31, 2005 and 2004. The discussion of the results of operations includes references to the selected financial information in the table below in conjunction with the Company’s consolidated financial statements provided elsewhere in this document. The selected financial information in the table is based on estimates of Alion management.

•	On October 31, 2003, Alion completed the acquisition of Integrated Technology Solutions Corporation (ITSC). The operating results for ITSC are separately identifiable within the consolidated results of operations.

•	On February 13, 2004, Alion completed the acquisition of Identix Public Sector, Inc. (IPS). The operating results for IPS are separately identifiable within the consolidated results of operations.

•	On October 28, 2004, Alion purchased substantially all of the assets of Countermeasures, Inc. for approximately $2.4 million. The operating results for Countermeasures, Inc. are not separately identifiable within the consolidated results of operations.

•	On February 11, 2005, Alion acquired ManTech Environmental Technology, Inc. (METI). The operating results for METI are separately identifiable within the consolidated results of operations.

•	On February 25, 2005, Alion acquired Carmel Applied Technologies, Inc. (CATI). The operating results for CATI are separately identifiable within the consolidated results of operations.

•	References to the acquired operations includes the operating results of ITSC, IPS, METI, and CATI.

	Six Months Ended March 31, 2005			Six Months Ended March 31, 2004
			Consolidated			Consolidated
			Operations of			Operations of
	Consolidated		Alion less the	Consolidated		Alion less the
	Operations of	Acquired	Acquired	Operations of	Acquired	Acquired
Financial information (in millions)	Alion	Operations	Operations	Alion	Operations	Operations
Total revenue	$149.9	$16.3	$133.6	$123.3	$7.1	$116.2
Material and subcontract revenue	38.6	4.1	34.5	28.7	2.8	25.9

Total direct contract expenses	109.6	10.0	99.7	88.5	5.6	82.9
Major components of direct contract expense
Direct labor cost	67.6	5.8	61.9	57.0	2.7	54.3
Other direct cost (ODC)	3.8	0.1	3.7	3.8	0.1	3.7
Material and subcontract (M&S) cost	38.2	4.1	34.1	27.7	2.7	25.0

Gross profit	40.3	4.4	35.9	34.8	1.6	33.2

Total operating expense	40.6	3.6	37.0	35.5	1.4	34.1
Major components of operating expense
Indirect personnel and facilities	14.1	1.9	12.2	13.7	0.9	12.8
General and administrative	14.4	1.5	12.9	14.3	0.5	13.8
Depreciation and amortization	7.3	0.2	7.0	6.4	—	6.4
Stock-based compensation	4.2	—	4.2	0.9	—	0.9

Income (loss) from operations	(0.4)	0.7	(1.1)	(0.7)	0.1	(0.8)

Other income and expense	(22.9)	—	(22.9)	(7.0)	—	(7.0)

Income tax benefit / (expense)	(0.1)	—	(0.1)	—	—	—

Net income (loss)	$(23.3)	$0.7	$(24.0)	$(7.7)	$0.1	$(7.8)

     *The operations of the the acquired entities ITSC, IPS, CATI, and METI have been fully integrated within Alion on a consolidated basis.

          The financial information attributed to these entities are the estimates of management.

     Revenues. Revenues increased $26.6 million to $149.9 million, or 21.6%, from $123.3 million for the six months ended March 31, 2005, and 2004, respectively. Acquired operations generated approximately $9.2 million of the increase and $17.4 million of the increase came primarily from work on contracts that were in existence during the prior year.

     For the six months ended March 31, 2005, our performance of additional work under contracts that were in existence during the prior year included an increase of approximately $8.1 million related to support under the Modeling & Simulation Information Analysis Center (MSIAC) contract with the Defense Information Systems Agency, an increase of approximately $5.3 million for services under the U.S. Army Night Vision Lab Hightech Omnibus (“Night Vision”) contract, and an increase of approximately $1.7 million related to increased support under the Mobile Parts Hospital contract with the Tank Armaments and Automotive Command (TACOM). On the balance of our contracts, revenue increased approximately $2.3 million for the six months ended March 31, 2005 as compared to the six months ended March 31, 2004.

     As a component of revenue, material and subcontract (M&S) revenue increased approximately $9.9 million to $38.6 million, or 34.5%, from $28.7 million for the six months ended March 31, 2005 and 2004, respectively. Approximately $1.3 million of the increase was generated by acquired operations and approximately $8.6 million was generated by contracts that were in existence during the prior year. Of the $8.6 million increase, approximately $5.6 million was related to increased support under the Night Vision contract and approximately $2.3 million related to the TACOM contract. The remaining revenue increase of approximately $0.7 million occurred on various contracts. As a percentage of total revenue, M&S revenue increased approximately 2.5% to 25.8% from 23.3% for the six months ended March 31, 2005 and 2004, respectively. The increase comes partially from the M&S work performed by the acquired operations for subcontractor support to ITSC commercial utility customers and IPS support to the Department of the Navy, and partially from the increased level of M&S revenue generated under the contracts described above.

     Direct Contract Expenses. Direct contract expenses increased approximately $21.1 million to $109.6 million, or 23.8%, from $88.5 million for the six months ended March 31, 2005, and 2004, respectively. Acquired operations generated approximately $4.4 million of the increase and approximately $16.7 million was generated by contracts that were in existence during the prior year.

     As a percentage of revenue, direct contract expenses were 73.1% for the six months ended March 31, 2005 as compared to 71.8% for the six months ended March 31, 2004. The changes in specific components of direct contract expenses were:

•	Direct labor costs for the six months ended March 31, 2005 increased by $10.6 million, or 18.6%, to $67.6 million from $57.0 million for the six months ended March 31, 2004. As a percentage of revenue, direct labor cost was 45.1% and 46.2% for each of the six-month periods ended March 31, 2005 and 2004, respectively.

•	M&S cost increased approximately $10.5 million, or 37.9%, to $38.2 million for the six months ended March 31, 2005, compared to $27.7 million for the six months ended March 31, 2004. As a percentage of revenue, M&S cost was 25.5% for the six months ended March 31, 2005 as compared to 22.5% for the six months ended March 31, 2004. The percentage increase in M&S cost is directly associated with the relative percentage increase in M&S cost of the contracts as described above. As a percentage of M&S revenue, M&S cost was approximately 98.9% during the six months ended March 31, 2005, as compared to 96.5% for the six months ended March 31, 2004. See discussion of decrease in gross margin in “Gross Profit” section, below.

     Gross Profit. Gross profit increased $5.5 million, or 15.8%, to $40.3 million for the six months ended March 31, 2005, from $34.8 million for the six months ended March 31, 2004. The $5.5 million increase is attributable to the following:

• Gross profit increase generated by the activities of the acquired operations	$2.8 million

• Gross profit increase generated primarily by work performed under contracts that were in existence during the prior year	$2.7 million

Total:	$5.5 million

     As a percentage of revenue, gross profit was 26.9% for three months ended March 31, 2005 as compared to 28.2% for the six months ended March 31, 2004. For the six months ended March 31, 2005, we experienced an increased proportion of M&S contract revenue. M&S contracts typically generate lower profit margins than direct labor contracts. M&S contracts have been increasing relative to direct labor contracts, particularly due to the M&S efforts required on existing contracts (e.g., Night Vision, TACOM, and MSIAC) as described above, and from contracts obtained in the Company’s recent acquisitions of IPS and ITSC. This trend is expected to continue for the next two fiscal years until the funded contract backlog on these contracts is expended.

     Operating Expenses. Operating expenses increased $5.1 million, or 14.4% to $40.6 million for the six months ended March 31, 2005, from $35.5 million for the six months ended March 31, 2004. The $5.1 million increase is attributable to the following:

• Operating expense increase incurred by the activities of the acquired operations	$2.2 million

• Operating expense increase incurred by the activities of the existing operations	$2.9 million

Total:	$5.1 million

     As a percentage of revenue, operating expense was 27.1% for the six months ended March 31, 2005 as compared to 28.8% for the six months ended March 31, 2004. Operating expenses, net of depreciation, amortization expense, and stock-based compensation expense increased approximately $0.9 million, or 3.2%, to $29.1 million for the six months ended March 31, 2005, from $28.2 million for the six months ended March 31, 2004. As a percentage of revenue, operating expense, net of depreciation, amortization expense, and stock-based compensation expense was 19.4% for the six months ended March 31, 2005 as compared to 22.9% for the six months ended March 31, 2004. The changes in some of specific components of operating expenses were:

•	Overhead expenses for indirect personnel and facilities costs related to rental and occupancy expenses increased approximately $0.4 million, or 2.9%, to $14.1 million for the six months ended March 31, 2005, from $13.7 million for the six months ended March 31, 2004. As a percentage of revenue, operating expense relating to indirect personnel and facilities expense was 9.4% for the six months ended March 31, 2005 as compared to 11.1% for the six months ended March 31, 2004. The decrease, as a percentage of revenue, is partially attributable to the cost control initiatives put in place by line management.

•	General and administrative (G&A) expense increased approximately $0.1 million, or 0.7%, to $14.4 million for the six months ended March 31, 2005, compared to $14.3 million for the six months ended March 31, 2004. During the six months ended March 31, 2005, approximately $0.6 million in third-party expense was incurred related to the preparation for and compliance with SOX. The Company will be subject to provisions under Section 404 of SOX, as it relates to internal controls over financial reporting, beginning with the fiscal year ending September 30, 2006. During the six months ended March 31, 2004, approximately $0.6 million of third-party legal and accounting expense was incurred in support of the ITSC and IPS acquisitions and for support to the AB Technologies arbitration. As a percentage of revenues, G&A expenses were 9.6% for the six months ended March 31, 2005, compared to 11.6% for the six months ended March 31, 2004. Excluding the third-party expenses, which occurred during each of the six month periods ended March 31, 2005 and 2004, G&A expense was approximately $13.8 million and $13.7 million, respectively, or 9.2% and 11.1% of revenue, for fiscal years 2005 and 2004, respectively. The integration and absorption of the G&A support costs of the acquired operations of ITSC and IPS, and most recently METI and CATI, resulted in a decrease in overall G&A expense as a percentage of revenue.

•	Stock-based compensation and deferred compensation relate primarily to the SAR and phantom stock plans. This expense increased approximately $3.3 million, or 367% to $4.2 million for the six months ended March 31, 2005, from approximately $0.9 million for the six months ended March 31, 2004. As a percentage of revenue, operating expense relating to stock-based compensation and deferred compensation expense was 2.8% and 0.7% the six months ended March 31, 2005 and 2004, respectively. The increase in stock-based compensation and deferred compensation is a result of the increase in the value of Alion’s common stock.

•	Depreciation and amortization expense increased approximately $0.9 million, or 14.1%, to $7.3 million for the six months ended March 31, 2005, as compared to $6.4 million for the six months ended March 31, 2004. Of the $0.9 million increase, approximately $0.2 million of amortization expense was incurred associated with intangible asset value assigned to the purchased contracts of ITSC and IPS and approximately $0.1 million for intangible asset value assigned to software obtained in the Countermeasures, Inc. acquisition.

For each six-month period ended March 31, 2005 and 2004, approximately $5.2 million of amortization expense incurred was associated with the intangible asset value assigned to purchased customer contracts of IITRI. Also, for each respective six-month period ended March 31, 2005 and 2004, approximately $0.3 million of depreciation expense incurred was associated with the fair value assigned to the purchased fixed assets of IITRI. As a percentage of revenue, operating expense relating to depreciation and amortization expense was 4.9% for the six months ended March 31, 2005 as compared to 5.1% for the six months ended March 31, 2004.

•	Bad debt expense increased approximately $0.3 million to $0.4 million for the six months ended March 31, 2005 as compared to $0.1 million for the six months ended March 31, 2004. As a percentage of revenue, bad debt expense was 0.3% and 0.1% for the six months ended March 31, 2005 and 2004, respectively.

     Operating Loss. For the six months ended March 31, 2005, operating loss was approximately $0.4 million compared with $0.7 million operating loss for the six months ended March 31, 2004. The $1.1 million increase in loss is associated with factors discussed above and is attributable to the following:

• An increase in operating income generated from the activities of the acquired operations	$0.6 million

• A decrease in operating loss generated from the existing operations	$(0.3) million

Total:	$(0.3) million

     Other Income (Expense). Other income and expense increased approximately $15.9 million to approximately $22.9 million, or 227.1%, for the six months ended March 31, 2005, from $7.0 million for the six months ended March 31, 2004. As a component of other income (expense), interest expense increased approximately $15.9 million, or 230.4%, to $22.9 million for the six months ended March 31, 2005 from $6.9 million for the six months ended March 31, 2004 and is summarized in the following table:

	For Six Months Ended March 31,
	(in millions)
	2005	2004
Revolving facility	$0.1	$0.3

Senior term loan	2.1	0.9

Mezzanine note - cash pay interest	1.8	1.3
- accretion of debt discount	2.1	0.4

Subordinated note - PIK interest	1.2	1.2
- accretion of long-term deferred interest	0.3	0.1
- accretion of debt discount	0.4	0.4

Agreements with officers	0.1	0.0

Accretion of warrant liability (a)	14.7	2.2

Other	0.1	0.1

	$22.9	$6.9

(a)	Reflects change in value assigned to the detachable warrants associated with the change in the value of Alion common stock.

     Income Tax (Expense) Benefit. The Company has filed qualified subchapter-S elections for all of its subsidiaries to treat them as disregarded entities for federal income tax purposes. Some states do not recognize the effect of these elections or Alion’s S-corporation status. As a result, the Company recorded approximately $0.05 million in state income tax expense for the six months ended March 31, 2005. The Company recorded no income tax expense for the six months ended March 31, 2004.

     Net Loss. The Company’s net loss increased approximately $15.6 million or 202.6% to $23.3 million for the six months ended March 31, 2005, from $7.7 million for the six months ended March 31, 2004. The increased loss is due to factors discussed above. Approximately $16.2 million of the increased loss was generated by existing operations and approximately $0.6 million of increase in income was generated by acquired operations.

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

     Net cash provided by operating activities of Alion was approximately $18.8 million for the six months ended March 31, 2005, compared to cash provided by operations of approximately $3.6 million for the six months ended March 31, 2004. Of the $15.2 million difference, $11.6 million is due to increased collection of accounts receivable and $1.6 million due to increased trade accounts payable and accruals during the 2005 period.

     Net cash used in investing activities was approximately $19.7 million for the six months ended March 31, 2005. The most significant component of the Company’s investing activities is the strategic acquisitions of, or investments in, other companies. During the six months ended March 31, 2005, the Company paid approximately $18.2 million for the following acquisitions and investments: CATI — $7.3 million; METI — $7.0 million; Countermeasures, Inc. — $2.4 million; VectorCommand Ltd. — $1.5 million. The Company spent approximately $1.1 million for capital expenditures unrelated to its acquisitions.

     Net cash used in financing activities was approximately $1.4 million for the six months ended March 31, 2005, compared to net cash provided by financing activities of approximately $12.4 million for the six months ended March 31, 2004. The most significant components of the Company’s financing activities are: 1) net proceeds from (or repayment of) short term borrowings and 2) net proceeds from (or repayment of) long term debt securities. During the six months ended March 31, 2005, Alion borrowed $22.0 million in proceeds under the Term B Senior Credit Facility to redeem the Mezzanine Note for approximately $19.6 million, pay approximately $1.8 million in prepayment penalty for early redemption of the Mezzanine Note, and to pay approximately $0.6 million in accrued interest.

Discussion of Debt Structure

     On August 2, 2004, the Company entered into a Term B Senior Credit Facility, that resulted in the extinguishment of the LaSalle Bank senior term note, the LaSalle Bank revolving credit facility and the Mezzanine Note. The discussion below describes the new Term B Senior Credit Facility followed by a description of Amendment One to the Term B Senior Credit Facility and of certain debt agreements which were used to fund the Transaction, as described in Note 1 to Alion’s Consolidated Financial Statements (unaudited) provided above.

     Term B Senior Credit Facility. On August 2, 2004, we entered into a Term B Senior Credit Facility for an amount up to $180.0 million with a syndicate of financial institutions for which Credit Suisse First Boston (CSFB) serves as arranger, administrative agent and collateral agent. LaSalle Bank serves as syndication agent under the Term B Senior Credit Facility. The Term B Senior Credit Facility consists of a committed $100.0 million term loan (Senior Secured Term B Loan), a committed $30.0 million revolving credit facility (Senior Revolving Credit Facility) and provides for an additional $50.0 million (uncommitted) incremental term loan in which funding is available subject to lender syndication approval. The term of the facility is five years. During the first four years of the term, principal under the Senior Secured Term B Loan is payable quarterly in an amount equal to 0.25 percent of the principal amount then outstanding. During the fifth and final year of the term, we are obligated to pay quarterly installments of principal in an amount equal to 24 percent of the principal amount then outstanding. All principal obligations under the senior revolving credit facility are to be repaid in full no later than August 2, 2009. As of March 31, 2005, we had outstanding indebtedness of approximately $71.6 million under the Term B Credit Facility all of it under the term loan component of the facility.

     At our option, the Senior Secured Term B Loan and the Senior Revolving Credit Facility each may bear interest at either of two floating rates. We may elect that interest be payable on our $100.0 million Senior Secured Term B Loan at an annual rate equal to the prime rate charged by CSFB plus a maximum spread of 225 basis points or at an annual rate equal to the Eurodollar rate plus a maximum spread of 275 basis points. If we elect a prime rate borrowing under our Senior Revolving Credit Facility, interest would be payable at an annual rate equal to the prime rate charged by CSFB plus the additional basis points reflected in the table below under the column “ABR Spread” corresponding to our leverage ratio at the time. If we elect a Eurodollar borrowing under our Senior Revolving Credit Facility, interest would be payable at an annual rate equal to the Eurodollar rate plus the additional basis points reflected in the table below under the column “Eurodollar Spread” corresponding to our leverage ratio at the time.

	ABR Spread	Eurodollar Spread
Leverage Ratio	(in basis points)	(in basis points)
Category 1	225	275
Greater than or equal to 3.00 to 1.00 Category 2	200	250
Greater than or equal to 2.50 to 1.00 but less than 3.00 to 1.00 Category 3	175	225
Greater than or equal to 2.00 to 1.00 but less than 2.50 to 1.00 Category 4	150	200
Less than 2.00 to 1.00

     If we borrow under the incremental term loan facility and certain economic terms of the incremental term loan, including applicable yields, maturity dates and average life to maturity, are more favorable to the incremental term loan lenders than the comparable economic terms under the Senior Secured Term B Loan or the Senior Revolving Credit Facility, then the Term B Senior Credit Facility provides that the applicable interest rate spread will be adjusted upward. The upward adjustment will take place if the yield payable under the incremental term loan exceeds the yield under the Senior Secured Term B Loan or Senior Revolving Credit Facility by more than 50 basis points. The effect of this provision is that if we borrow an incremental term loan, that borrowing may make our borrowings under the Senior Secured Term B Loan and the Senior Revolving Credit Facility more expensive.

     The Term B Senior Credit Facility requires us to enter into an interest rate hedge agreement acceptable to CSFB which fixes or caps the actual interest we will pay on no less than 40 percent of our long-term indebtedness. On August 2, 2004, we elected to have the Senior Term B Loan bear interest at the Eurodollar rate, which was approximately 1.6 percent as of August 2, 2004, plus the applicable margin, which totaled approximately 4.35 percent (i.e., LIBOR 1.6 percent plus 2.75 percent Eurodollar spread). On August 16, 2004, we entered into an interest rate cap agreement effective September 30, 2004 with one of our senior lenders. Under this agreement, in exchange for our payment to the senior lender of approximately $0.3 million our maximum effective rate of interest payable with regard to a portion of the outstanding principal balance of the Term B Senior Credit Facility is not to exceed 6.64 percent (i.e., LIBOR 3.89 percent cap plus maximum 2.75 percent Eurodollar spread) for the period September 30, 2004 through September 29, 2005 and is not to exceed 7.41 percent (i.e., LIBOR 4.66 percent plus 2.75 percent maximum Eurodollar spread) for the period September 30, 2005 through September 29, 2007. The maximum principal balance, by quarter, to which this interest rate cap agreement applies, is as follows:

Principal Balance
Quarter	(in millions)
January 1, 2005 through March 31, 2005	$37.4
April 1, 2005 through June 30, 2005	$37.3
July 1, 2005 through September 30, 2005	$37.2
October 1, 2005 through December 31, 2005	$37.1
January 1, 2006 through March 31, 2006	$37.0
April 1, 2006 through June 30, 2006	$36.9
July 1, 2006 through September 30, 2006	$36.8
October 1, 2006 through December 31, 2006	$36.8
January 1, 2007 through March 31, 2007	$36.7
April 1, 2007 through June 30, 2007	$36.6
July 1, 2007 through September 30, 2007	$34.5

     Each quarter, the senior lender counter-party to this interest rate cap agreement is required to calculate and reimburse us for all interest payments under the Term B Senior Credit Facility in excess of the applicable cap. This cap agreement expires September 30, 2007.

     Under the terms of the Term B Senior Credit Facility, we are subject to certain financial covenants with respect to our maximum leverage ratio and our interest coverage ratio. The Term B Senior Credit Facility is secured by a first priority, perfected security interest in all of our current and future tangible and intangible property.

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

     On October 1, 2004, the Company drew down approximately $22.0 million on the Senior Secured Term B Loan to retire the Mezzanine Note (see below) in the approximate principal amount of $19.6 million, plus approximately $1.8 million for prepayment penalty, and $0.6 million for accrued and unpaid interest.

     On April 1, 2005, the Company entered into an incremental term loan facility and Amendment One to our Term B Senior Credit Facility described above under which the Company obtained an additional $72.0 million in term loans to the facility. Set forth below is a summary of the terms of the Term B Senior Credit Facility, as modified by the incremental term loan and Amendment One. The Term B Senior Credit Facility has a term of five years and consists of:

•	a senior term loan in the approximate amount of $143.6 million, (which includes the incremental term loan), all of which was drawn down as of April 1, 2005;

•	a senior revolving credit facility, in the amount of $30.0 million, of which we borrowed approximately $0.66 million as of April 1, 2005, through the deemed issuance of letters of credit issued under our prior senior credit facility which remain outstanding under the Term B Senior Credit Facility and the issuance of one additional letter of credit directly under the Term B Senior Credit Facility; and

•	an uncommitted incremental term loan “accordion” facility in the amount of $150.0 million in addition to the incremental term loan facility we entered into as of April 1, 2005.

     Until the quarter ending December 31, 2008, the Company is obligated to pay quarterly installments of principal on the senior term loan in the amount of $360,000. On December 31, 2008, March 31, 2009, June 30, 2009 and August 2, 2009, the Company is obligated to pay installments of principal in the amount of $34,650,000.

     The senior term loan and the senior revolving credit facility each may bear interest at either of two floating rates. The Company may elect that interest be payable on the $143.6 million senior term loan at an annual rate equal to the prime rate charged by CSFB plus 125 basis points or at an annual rate equal to the Eurodollar rate plus 225 basis points. As of April 1, 2005, the CSFB prime rate was 7.0% (i.e., 5.75% plus 1.25% Eurodollar spread) and the Eurodollar rate was 5.35% (i.e., 3.1% plus 2.25% Eurodollar spread). The Company has elected to have the Senior Secured Term B Loan bear interest at the Eurodollar rate.

     The Term B Senior Credit Facility requires the Company to enter into an interest rate hedge agreement acceptable to CSFB which fixes or caps the actual interest rate the Company will pay on no less than 40 percent of the long-term indebtedness. Prior to the execution of Amendment One, as of March 31, 2005, the Company has approximately $71.6 million in principal amount of indebtedness outstanding under the Term B Senior Credit Facility of which approximately $37.4 million is covered by an interest rate hedge agreement. Per the interest rate hedge agreement, the interest rate on approximately $37.4 million of the $71.6 million is capped at 7.41% (i.e., LIBOR cap of 4.66% plus 2.75% Eurodollar spread). Pursuant to the execution of Amendment One on April 1, 2005, the following has occurred:

1)	the Company elected to have the incremental $72.0 million bear interest at the Eurodollar rate,

2)	on April 7, 2005, the Company entered into a second interest rate hedge agreement which covers $28.0 million of the incremental $72.0 million, so that the interest on approximately $28.0 million of the $72.0 million incremental loan amount is capped at 7.25% (i.e., LIBOR cap of 5.00% plus 2.25% Eurodollar spread), and

3)	the interest on $37.4 million (i.e., the previously capped portion of the initial $71.6 million in principal amount of indebtedness outstanding under the Term B Senior Credit Facility) has been reset and capped at maximum interest rate 6.91% (i.e., LIBOR cap of 4.66% plus 2.25% Eurodollar spread). For this second cap agreement, the Company paid a senior lender $117,000. As of April 7, 2005, a total of approximately $65.3 million, or 45.5%, of the $143.6 million drawn under the Term B Senior Credit Facility is at a capped interest rate. The maximum effective interest rate on $65.3 million that is currently under cap agreement(s) is approximately 7.06%. The remaining loan balance of approximately $78.7 million will fluctuate with the LIBOR rate plus, the applicable Eurodollar spread.

     On April 1, 2005, the Company borrowed $72.0 million in an incremental term loan under the Term B Senior Credit Facility. The Company used approximately $58.7 million of the incremental term loan proceeds to pay a portion of the JJMA acquisition price, and approximately $1.25 million to pay certain transaction fees associated with the incremental term loan.

     The Company is permitted to use any future proceeds it might receive from the currently uncommitted Incremental Term Loan Facility to finance permitted acquisitions; to make certain put right payments required under the Company’s Mezzanine Warrant, if the put rights are exercised; and, for any other purpose permitted by incremental term loans, as defined in the Senior Credit Facility.

     Mezzanine Note. On December 20, 2002, the Company issued a Mezzanine Note to IITRI with a face value of approximately $20.3 million, as part of the consideration for the IITRI acquisition. The Mezzanine Note was junior to the senior credit facility, but ranked senior to the Subordinated Note. The outstanding Mezzanine Note principal was payable in a lump sum on December 20, 2008. Prepayment penalties applied for early redemption. Each quarter, the Company paid interest on the Mezzanine Note, in cash, at a rate of 12% per year. In July 2004, IITRI transferred all of its rights, title and interest in the Mezzanine Note to IIT. On October 1, 2004, Alion redeemed the Mezzanine Note with proceeds from the Term B Senior Credit Facility including a prepayment penalty of approximately $1.8 million.

     Subordinated Note. On December 20, 2002, the Company issued the Subordinated Note to IITRI, with a face value of $39.9 million, as part of the consideration for the IITRI acquisition. The Subordinated Note bears interest at a rate of 6% per year through December 2008, payable quarterly by the issuance of non-interest bearing notes, called paid-in-kind or (PIK) notes, which mature at the same time as the Subordinated Note. Issuance of the PIK notes defers the underlying cash interest expense on the Subordinated Note. The PIK notes do not bear interest and do not compound any interest on these payment obligations. Commencing December 2008, the Subordinated Note will bear interest at 16% per year payable quarterly in cash until the Subordinated Note has been repaid in full. Principal on the Subordinated Note is payable in equal installments of $19.95 million in December 2009 and December 2010. The PIK notes are also due in equal $7.2 million installments on these same dates. In July 2004, IITRI transferred all of its rights, title and interest in the Subordinated Note to IIT.

     Warrants. The Company issued detachable warrants with the Mezzanine Note and the Subordinated Note. As of March 31, 2005, the outstanding warrants associated with the Mezzanine Note represent the right to buy approximately 504,902 shares of Alion common stock at an exercise price of $10.00 per share. These warrants are exercisable until December 20, 2008 and contain a put right giving the holder the right to require the Company to purchase the warrants back at the then-current fair value of the Company’s common stock, minus the warrants’ exercise price. The put right can be exercised within thirty days after a change in control, or within thirty days prior to December 20, 2008, or within thirty days after delivery to the current holders of an appraisal of the per share value of the Company’s common stock as of September 30, 2008, if the ESOP still exists and no public market price exists for the Company’s common stock. Although the Mezzanine Note was redeemed on October 1, 2004, the detachable warrants remain outstanding.

     As of March 31, 2005, outstanding warrants associated with the Subordinated Note represent the right to buy approximately 1,080,437 shares of Alion common stock at an exercise price of $10.00 per share. These warrants are exercisable until December 20, 2010 and also contain a put right giving the holder the right to require the Company to purchase the warrants back at the then-current fair value of the Company’s common stock, minus the warrants’ exercise price. This put right applies to up to 50% of these warrants within thirty days prior to December 20, 2009 (or within thirty days after delivery to the warrant holders of an appraisal of the per share value of the Company’s common stock as of September 30, 2009, if the ESOP still exists and no public market price exists for its common stock), and up to 100% of these warrants within thirty days prior to December 20, 2010 (or within thirty days after delivery to the warrant holders of an appraisal of the per share value of its common stock as of September 30, 2010, if the ESOP still exists and no public market value exists for its common stock).

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

     As of March 31, 2005 and for the remainder of fiscal year 2005, and for the next five fiscal years, at a minimum, we expect that we will have to make the estimated interest and principal payments set forth below.

	6-Fiscal Year Period ($ in thousands)
	2005*	2006	2007	2008	2009	2010
Bank revolving credit facility
-Interest(1)	$75	$150	$150	$150	$150	$—
Senior Secured Term B Loan
-Interest(2)	4,306	10,825	11,281	9,465	4,791	—
-Principal(3)	720	1,440	1,440	1,440	138,600	—
Subordinated note	—	—	—	—	6,384	3,192
-Interest(4)	—	—	—	—	6,384	3,192
-Principal(4)	—	—	—	—	27,132	27,132

Total cash - Pay interest	4,381	10,975	11,431	9,615	11,325	3,192
Total cash - Pay principal	720	1,440	1,440	1,440	165,732	27,132

Total	$5,101	$12,415	$12,871	$11,055	$177,057	$30,324

*	For the remaining two quarters of fiscal year 2005.

(1)	We anticipate accessing, from time to time, our $30.0 million bank revolving credit facility to finance our ongoing working capital needs. The term of the revolving credit facility is five years. For the six months remaining in fiscal year 2005, and for the fiscal years 2006 through 2009, we anticipate the balance drawn on the revolving credit facility to be minimal. The interest expense value includes an estimate for the unused balance fee on the $30.0 million revolving credit facility.

(2)	The projected average annual balance which we estimate will be drawn under the Senior Secured Term B Loan is as follows: $143.3 million, $141.8 million, $140.4 million, $139.0 million, and $69.9 million for the six months remaining in fiscal year 2005, and for fiscal years 2006, 2007, 2008, and 2009, respectively. Based on an estimated LIBOR rate plus the CSFB Eurodollar spread, the effective annual interest rate for fiscal years 2005, 2006, 2007, 2008, and 2009 is estimated to be approximately 6.0%, 6.5%, 6.7%, 6.8%, and 6.9%, respectively. The effective interest rate takes into account the interest rate cap agreements which cap the interest rate we will pay on a portion, but not all, of the outstanding principal balance of the Term B Senior Credit Facility. The current cap agreements expire in August 2007. Outstanding principal balances not under the cap agreement have interest expense based on the alternative CSFB prime rate. The term of the Term B senior term loan is five years. The approximate impact of a 1% increase in the interest rate, as applied to principal balances drawn under the Senior Secured Term B Loan not covered by the current interest rate cap agreement would be $0.4 million, $0.8 million, $0.8 million, $1.4 million, and $0.7 million for the six months remaining in fiscal year 2005 and for the fiscal years ending September 30, 2006, 2007, 2008 and 2009, respectively. The estimated interest expense value includes an estimate for the commitment fee on the Senior Secured Term B Loan.

(3)	The Term B Senior Credit Facility requires us to repay 1 percent of the principal balance outstanding under the senior term loan during each of the first four years (i.e., fiscal years 2005 through 2008) of the Term B Senior Credit Facility’s term and 96 percent of the principal balance outstanding during the fifth and final year of the term. The table reflects the balance drawn of $143.6 million as of April 1, 2005, resulting in expected principal payments of approximately $0.7 million for the six months remaining in fiscal year 2005 and approximately $1.4 million in each of fiscal years 2006, 2007, and 2008. During the fifth year, or 2009, we expect to pay principal in the amount of $138.6 million. The Term B Senior Credit Facility also requires us to make mandatory prepayments of principal depending upon whether we generate certain excess cash flow in a given fiscal year, we issue certain equity, we issue or incur certain debt or we sell certain assets. As of March 31, 2005, no mandatory prepayments are due.

(4)	Interest expense on the subordinated note during the four fiscal years from 2005 to 2008 is 6% simple interest, paid-in-kind by the issuance of the PIK notes. These interest amounts accrue to principal increasing the principal value of the subordinated note. PIK notes do not bear interest. Interest obligations paid by issuance of the PIK notes will not be compounded. In the years 2005 through 2008, the PIK interest on the Subordinated Note will be approximately $2.4 million in each year. During the eight-year term of the Subordinated Note, approximately $14.4 million of principal accretes to the note through the PIK. These amounts are included in the principal payments in fiscal years 2009 and 2010. In years 2009 and 2010, interest at 16% will be paid quarterly in cash on the original principal of $39.9 million. The principal, together with the outstanding balance of the PIK notes, will be paid in equal amounts at the end of fiscal years 2009 and 2010.

     Other Obligations

     Earn outs

     AB Technologies Inc. - The Company has a maximum earn out payment obligation of $11.5 million to the former shareholders of AB Technologies arising from IITRI’s acquisition of their company. The earn out arrangement applies to results of certain operations for part of fiscal year 2000, all of fiscal years 2001 through 2004, and part of fiscal year 2005. As of March 31, 2005, the maximum earn out obligation of $11.5 million has been recorded.

     Carmel Applied Technologies, Inc. - The Company has a maximum earn out payment obligation of $10.5 million to the shareholders of CATI. The transaction is subject to an earn out provision not-to-exceed a cumulative amount of $9.0 million based on attaining certain cumulative revenue goals for fiscal years 2005, 2006, and 2007, and a second earn out provision not-to-exceed $1.5 million for attaining certain revenue goals in the commercial aviation industry.

     Lease Payments

     As of March 31, 2005, the Company’s remaining minimum lease payment obligations under non-cancelable operating leases for the fiscal years ending 2006, 2007, 2008, 2009, and 2010 are $13.2 million, $13.2 million, $12.2 million, $11.8 million and $8.4 million, respectively. The remaining aggregate obligations on these leases thereafter are approximately $4.0 million. Commercial facility lease expenses are included in these amounts. These commercial facility lease obligations are currently reimbursable costs under the Company’s government contracts.

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

     As of March 31, 2005, the Company has spent a cumulative total of $2.7 million to repurchase shares of its common stock from the Trust to satisfy obligations under the KSOP to terminated employees.

	Number of Shares		Total Value
Date	Repurchased	Share Price	Repurchased
June 2003	5,248	$11.13	$58,412
July 2003	2,696	$11.13	$30,000
December 2003	50,031	$14.71	$735,956
May 2004	117	$16.56	$1,938
June 2004	727	$16.56	$12,039
June 2004	743	$16.56	$12,304
July 2004	48,309	$16.56	$799,997
December 2004	46,816	$19.94	$933,505
March 2005	5,691	$19.94	$113,486

     The Company believes that cash flow from operations and cash available under its revolving credit facility will provide it with sufficient capital to fulfill its current business plan and to fund its working capital needs for approximately the next 42 months. Although the Company expects to have positive cash flow from operations, it will need to generate significant additional revenues and earn net income in order to repay principal and interest on the indebtedness assumed under the new Term B Senior Credit Facility, and the remaining outstanding indebtedness incurred to fund the Transaction.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     The Company’s exposure to interest rate risk is primarily due to the debt it incurred to finance the Transaction and the subsequent refinancing of a portion of that debt in August 2004. The Subordinated Note has a stated fixed interest rate, and therefore presents no risk of change to interest charges as a result of an increase in market interest rates. The balance drawn under the $30.0 million senior revolving credit facility bears interest at variable rates based on the CSFB prime rate plus a maximum spread of 225 basis points. The balance on the Senior Secured Term B Loan bears interest at variable rates tied to the Eurodollar rate. Such variable rates increase the risk that interest charges will increase materially if market interest rates increase. The Company has reduced, in part, the maximum total amount of variable interest rate risk on the Senior Secured Term B Loan by entering into interest rate cap agreement on the first $37.4 million of principal (which balance declines over time) borrowed. Under this cap agreement, in exchange for our payment to the senior lender of approximately $0.3 million, our maximum effective rate of interest payable with regard to a $37.4 million portion of the outstanding principal balance of the Senior Secured Term B Loan will not exceed 6.64 percent. (i.e., LIBOR 3.89 percent cap plus maximum 2.75 percent Eurodollar spread) for the period September 30, 2004 through September 29, 2005 and is not to exceed 7.41 percent (i.e., LIBOR 4.66 percent plus 2.75 percent maximum Eurodollar spread) for the period September 30, 2005 through September 29, 2007. For a description of the arrangement, refer to “Discussion of Debt Structure” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     The Company does not use derivatives for trading purposes. It invests its excess cash in short-term, investment grade, and interest-bearing securities.

Foreign Currency Risk

     Because the Company’s expenses from its international research contracts are generally denominated in U.S. dollars and given the current level of revenue generated by our Canadian subsidiary, Alion Science and Technology (Canada) Corporation, the Company does not believe that its operations are subject to material risks associated with currency fluctuations.

Investment Risk

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

ITEM 4. CONTROLS AND PROCEDURES

     (a) Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that the Company files or submits under the Exchange Act.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On December 23, 2004, the estate of Joseph Hudert filed an action against Grunley-Walsh Joint Venture, L.L.C. (Grunley-Walsh) and the Company in the District of Columbia Superior Court for damages in excess of $80 million. On January 6, 2005, the estate of Frank Stotmeister filed an action against the Company in the same court on six counts, some of which are duplicate causes of action, claiming $30 million for each count. Several other potential defendants may be added to these actions in the future.

     The suits arose in connection with a steam pipe explosion that occurred on or about April 23, 2004 on a construction site at 17th Street, N.W. in Washington, D.C. Frank Stotmeister and Joseph Hudert died, apparently as a result of the explosion. The deceased were employees of the prime contractor on the site, Grunley-Walsh, and the subcontractor, Cherry Hill Construction Company Inc., respectively. Grunley-Walsh had a contract with the U.S. Government Services Administration (GSA) for construction on 17th Street N.W. near the Old Executive Office Building in Washington, D.C. Sometime after the award of Grunley-Walsh’s construction contract, Alion was awarded a separate contract by GSA. Alion’s responsibilities on this contract were non-supervisory monitoring of Grunley-Walsh’s activities and report to GSA any deviations from contract requirements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None, other than sales of securities already reported by the Company in current reports on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of Beagle Holdings, Inc.(3)

3.2	Amended and Restated By-laws of Alion Science and Technology Corporation.(1)

3.3	Third Amended and Restated Certificate of Incorporation of Alion Science and Technology Corporation.

4.1	Amended and Restated Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(2)

4.2	First Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(4)

4.3	Second Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(5)

4.4	Third Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(5)

4.5	Fourth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(5)

4.6	Fifth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(7)

4.7	Sixth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (7)

4.8	Seventh Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (7)

Exhibit No.	Description
4.9	Eighth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (7)

4.10	Ninth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (8)

10.37	First Amendment to the Mezzanine Warrant Agreement. (9)

10.38	First Amendment to the Seller Warrant Agreement. (9)

10.39	First Amendment to the Alion Mezzanine Warrant Agreement between Alion Science and Technology Corporation, Alion Science and Technology Corporation Employee Ownership, Savings and Investment Trust, and Bahman Atefi. (9)

10.40	Third Amendment to the Alion Science and Technology Corporation Phantom Stock Plan.(10)

10.41	Alion Science and Technology Corporation Performance Shares and Retention Phantom Stock Plan. (10)

10.42	Second Amendment to the Alion Science and Technology Corporation 2002 Stock Appreciation Rights Plan. (10)

10.43	Alion Science and Technology Corporation 2004 Stock Appreciation Rights Plan. (10)

10.44	Second Amendment to the Alion Science and Technology Corporation Directors’ Deferred Compensation Plan. (10)

10.45	Second Amendment to the Alion Science and Technology Corporation Executive Deferred Compensation Plan. (10)

10.46	Second Amendment to the Seller Warrant Agreement. (10)

10.47	Second Amendment to the Mezzanine Warrant Agreement. (10)

10.48	Second Amendment to the Alion Mezzanine Warrant Agreement between Alion Science and Technology Corporation, Alion Science and Technology Corporation Employee Ownership, Savings and Investment Trust, and Bahman Atefi. (10)

10.49	Commitment letter by and between Alion Science and Technologies, Inc. and Credit Suisse First Boston for the $72 million Term Loan Facility, for Amendment One to existing Term Loan Facility. (11)

10.50	Third Amendment to the Seller Warrant Agreement . (12)

10.51	Third Amendment to Mezzanine Warrant Agreement . (12)

10.52	Third Amendment to the Alion Mezzanine Warrant Agreement between Alion Science and Technology Corporation, Alion Science and Technology Corporation Employee Ownership, Savings and Investment Trust, and Bahman Atefi. (12)

10.53	Stock Purchase Agreement by and among Alion Science and Technology, Inc, John J. Mc Mullen Associates, Inc., Marshall and Ilsley Trust Company, N.A. as Trustee to the John J. McMullen, Inc. Employee Stock Ownership Trust and P. Thomas Diamant, Anthony Serro, and David Hanafourde. (13)

Exhibit No.	Description
10.54	Incremental Term Loan Assumption Agreement and Amendment Number One to existing Term Loan Facility with Credit Suisse First. (14)

10.55	Employment Agreement between Alion Science and Technology, Inc. and Anthony Serro. (15)

10.56	Employment Agreement between Alion Science and Technology, Inc. and P. Thomas Diamant. (15)

31.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation pursuant to 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 9, 2002 (File no. 333-89756).

(2)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Pre-Effective Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 7, 2002 (File no. 333-89756).

(3)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 17, 2002 (File no. 333-89756).

(4)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Post-Effective Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 24, 2003 (File no. 333-89756).

(5)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarterly period ended July 4, 2003, filed with the Securities and Exchange Commission on August 15, 2003.

(6)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 28, 2004 (File no. 333-114935).

(7)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarterly period ended December 31, 2003, filed with the Securities and Exchange Commission on February 17, 2003 (File no. 333-89756).

(8)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2004, filed with the Securities and Exchange Commission on December 28, 2004 (File no. 333-89756).

(9)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s annual report Form 10-K for the fiscal year ended September 30, 2004, filed with the Securities and Exchange Commission on December 28, 2004 (File no. 333-89756).

(10)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Post-effective Amendment No. 5 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 24, 2005 (File no. 333-89756).

(11)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 9, 2005 (File no. 333-89756).

(12)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 14, 2005 (File no. 333-89756).

(13)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 6, 2005 (File no. 333-89756).

(14)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 6, 2005 (File no. 333-89756).

(15)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 7, 2005 (File no. 333-89756).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALION SCIENCE AND TECHNOLOGY CORPORATION

Date: May 13, 2005

By: /s/ John M. Hughes

Name: John M. Hughes
Title: Chief Financial Officer

(Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of Beagle Holdings, Inc.(3)

3.2	Amended and Restated By-laws of Alion Science and Technology Corporation.(1)

3.3	Third Amended and Restated Certificate of Incorporation of Alion Science and Technology Corporation.

4.1	Amended and Restated Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(2)

4.2	First Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(4)

4.3	Second Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(5)

4.4	Third Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(5)

4.5	Fourth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(5)

4.6	Fifth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(7)

4.7	Sixth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (7)

4.8	Seventh Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (7)

4.9	Eighth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (7)

4.10	Ninth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (8)

10.37	First Amendment to the Mezzanine Warrant Agreement.(9)

10.38	First Amendment to the Seller Warrant Agreement.(9)

10.39	First Amendment to the Alion Mezzanine Warrant Agreement between Alion Science and Technology Corporation, Alion Science and Technology Corporation Employee Ownership, Savings and Investment Trust, and Bahman Atefi.(9)

10.40	Third Amendment to the Alion Science and Technology Corporation Phantom Stock Plan.(10)

Exhibit No.	Description
10.41	Alion Science and Technology Corporation Performance Shares and Retention Phantom Stock Plan. (10)

10.42	Second Amendment to the Alion Science and Technology Corporation 2002 Stock Appreciation Rights Plan. (10)

10.43	Alion Science and Technology Corporation 2004 Stock Appreciation Rights Plan. (10)

10.44	Second Amendment to the Alion Science and Technology Corporation Directors’ Deferred Compensation Plan. (10)

10.45	Second Amendment to the Alion Science and Technology Corporation Executive Deferred Compensation Plan. (10)

10.46	Second Amendment to the Seller Warrant Agreement. (10)

10.47	Second Amendment to the Mezzanine Warrant Agreement. (10)

10.48	Second Amendment to the Alion Mezzanine Warrant Agreement between Alion Science and Technology Corporation, Alion Science and Technology Corporation Employee Ownership, Savings and Investment Trust, and Bahman Atefi.(10)

10.49	Commitment letter by and between Alion Science and Technologies, Inc. and Credit Suisse First Boston for the $72 million Term Loan Facility, for Amendment One to existing Term Loan Facility.(11)

10.50	Third Amendment to the Seller Warrant Agreement.(12)

10.51	Third Amendment to Mezzanine Warrant Agreement .(12)

10.52	Third Amendment to the Alion Mezzanine Warrant Agreement between Alion Science and Technology Corporation, Alion Science and Technology Corporation Employee Ownership, Savings and Investment Trust, and Bahman Atefi .(12)

10.53	Stock Purchase Agreement by and among Alion Science and Technology, Inc, John J. Mc Mullen Associates, Inc., Marshall and Ilsley Trust Company, N.A. as Trustee to the John J. McMullen, Inc. Employee Stock Ownership Trust and P. Thomas Diamant, Anthony Serro, and David Hanafourde.(13)

10.54	Incremental Term Loan Assumption Agreement and Amendment Number One to existing Term Loan Facility with Credit Suisse First.(14)

10.55	Employment Agreement between Alion Science and Technology, Inc. and Anthony Serro.(15)

10.56	Employment Agreement between Alion Science and Technology, Inc. and P. Thomas Diamant.(15)

31.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation pursuant to 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 9, 2002 (File no. 333-89756).

(2)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Pre-Effective Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 7, 2002 (File no. 333-89756).

(3)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 17, 2002 (File no. 333-89756).

(4)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Post-Effective Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 24, 2003 (File no. 333-89756).

(5)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarterly period ended July 4, 2003, filed with the Securities and Exchange Commission on August 15, 2003.

(6)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 28, 2004 (File no. 333-114935).

(7)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarterly period ended December 31, 2003, filed with the Securities and Exchange Commission on February 17, 2003 (File no. 333-89756).

(8)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2004, filed with the Securities and Exchange Commission on December 28, 2004 (File no. 333-89756).

(9)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s annual report Form 10-K for the fiscal year ended September 30, 2004, filed with the Securities and Exchange Commission on December 28, 2004 (File no. 333-89756).

(10)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Post-effective Amendment No. 5 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 24, 2005 (File no. 333-89756).

(11)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 9, 2005 (File no. 333-89756).

(12)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 14, 2005 (File no. 333-89756).

(13)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 6, 2005 (File no. 333-89756).

(14)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 6, 2005 (File no. 333-89756).

(15)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 7, 2005 (File no. 333-89756).

(1)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 9, 2002 (File no. 333-89756).

(2)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Pre-Effective Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 7, 2002 (File no. 333-89756).

(3)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 17, 2002 (File no. 333-89756).

(4)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Post-Effective Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 24, 2003 (File no. 333-89756).

(5)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarterly period ended July 4, 2003, filed with the Securities and Exchange Commission on August 15, 2003.

(6)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 28, 2004 (File no. 333-114935).

(7)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarterly period ended December 31, 2003, filed with the Securities and Exchange Commission on February 17, 2003 (File no. 333-89756).

(8)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2004, filed with the Securities and Exchange Commission on December 28, 2004 (File no. 333-89756).

(9)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s annual report Form 10-K for the fiscal year ended September 30, 2004, filed with the Securities and Exchange Commission on December 28, 2004 (File no. 333-89756).

(10)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Post-effective Amendment No. 5 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 24, 2005 (File no. 333-89756).

(11)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 9, 2005 (File no. 333-89756).

(12)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 14, 2005 (File no. 333-89756).

(13)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 6, 2005 (File no. 333-89756).

(14)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 6, 2005 (File no. 333-89756).

(15)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 7, 2005 (File no. 333-89756).