Form 10-Q/A
period 2005-03-31
ALION SCIENCE & TECHNOLOGY CORP
filed 2005-06-14
CIK 1166568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A
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

EXPLANATORY NOTE

     Alion Science and Technology Corporation is filing this Form 10-Q/A for the quarter ended March 31, 2005 solely for purpose of correcting three inadvertent errors on the balance sheet. The amount of total liabilities and shareholder’s equity was incorrectly reported as $196,356,000 and should have stated $199,356,000, the same amount reflected as total assets. In addition, the amount of total current liabilities was reported as $55,133,000 and should have stated $55,132,000 and the total shareholder’s equity (deficit), subject to redemption was reported as $209,082,000 and should have stated $209,081,000.

ALION SCIENCE AND TECHNOLOGY CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2005

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALION SCIENCE AND TECHNOLOGY CORPORATION

Consolidated Balance Sheets

As of March 31, 2005 (Unaudited) and September 30, 2004
(In thousands, except share and per share information)

		September 30,
	March 31, 2005	2004
Current assets:
Cash	$2,489	$4,717
Accounts receivable, less allowance of $3,634 and $2,896 at March 31, 2005 and September 30, 2004, respectively	63,710	68,949
Stock subscriptions receivable	2,441	1,556
Receivable from Trust	9	—
Prepaid expenses	2,302	1,333
Other current assets	3,262	1,008

Total current assets	74,213	77,563
Fixed assets, net	11,329	10,778
Intangible assets, net	8,281	13,618
Goodwill	101,380	83,075
Other assets	2,130	1,688
Deferred compensation assets	2,023	1,739

Total assets	199,356	188,461

Current liabilities:
Current portion, Term B Senior Credit Facility note payable	$690	$468
Acquisition obligations	4,470	3,059
Trade accounts payable and accrued liabilities	20,376	23,420
Accrued payroll and related liabilities	24,943	20,689
ESOP liabilities	154	136
Current portion of accrued loss on operating leases	789	832
Billings in excess of costs and estimated earnings on uncompleted contracts	3,710	676

Total current liabilities	55,132	49,280

Term B Senior Credit Facility note payable, excluding current portion	68,128	46,367
Mezzanine note payable	—	17,503
Subordinated note payable	40,946	34,247
Agreements with officers	—	1,514
Deferred compensation liability	2,023	1,735
Accrued postretirement benefit obligations	3,480	3,398
Deferred rent and accrued loss on operating leases	3,696	3,892
Redeemable common stock warrants	35,676	20,777

Total liabilities	209,081	178,713
Shareholder’s equity (deficit), subject to redemption:

Common stock (subject to redemption), $0.01 par value, 8,000,000 shares authorized, 3,515,200 shares and 3,376,197 shares issued, and 3,515,200 shares and 3,376,197 shares outstanding at March 31, 2005 and September 30, 2004, respectively	36	34
Additional paid-in capital	41,384	37,532
Accumulated deficit	(51,145)	(27,818)

Total shareholder’s equity (deficit), subject to redemption	(9,725)	9,748

Total liabilities and shareholder’s equity, subject to redemption	$199,356	$188,461

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of Beagle Holdings, Inc.(1)

3.2	Amended and Restated By-laws of Alion Science and Technology Corporation.(2)

3.3	Third Amended and Restated Certificate of Incorporation of Alion Science and Technology Corporation.(3)

4.1	Amended and Restated Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(4)

4.2	First Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(5)

4.3	Second Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(6)

4.4	Third Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(6)

4.5	Fourth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(6)

4.6	Fifth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(7)

4.7	Sixth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (7)

4.8	Seventh Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (7)

Exhibit No.	Description
4.9	Eighth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (7)

4.10	Ninth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (8)

10.37	First Amendment to the Mezzanine Warrant Agreement. (9)

10.38	First Amendment to the Seller Warrant Agreement. (9)

10.39	First Amendment to the Alion Mezzanine Warrant Agreement between Alion Science and Technology Corporation, Alion Science and Technology Corporation Employee Ownership, Savings and Investment Trust, and Bahman Atefi. (9)

10.40	Third Amendment to the Alion Science and Technology Corporation Phantom Stock Plan.(10)

10.41	Alion Science and Technology Corporation Performance Shares and Retention Phantom Stock Plan. (10)

10.42	Second Amendment to the Alion Science and Technology Corporation 2002 Stock Appreciation Rights Plan. (10)

10.43	Alion Science and Technology Corporation 2004 Stock Appreciation Rights Plan. (10)

10.44	Second Amendment to the Alion Science and Technology Corporation Directors’ Deferred Compensation Plan. (10)

10.45	Second Amendment to the Alion Science and Technology Corporation Executive Deferred Compensation Plan. (10)

10.46	Second Amendment to the Seller Warrant Agreement. (10)

10.47	Second Amendment to the Mezzanine Warrant Agreement. (10)

10.48	Second Amendment to the Alion Mezzanine Warrant Agreement between Alion Science and Technology Corporation, Alion Science and Technology Corporation Employee Ownership, Savings and Investment Trust, and Bahman Atefi. (10)

10.49	Commitment letter by and between Alion Science and Technologies, Inc. and Credit Suisse First Boston for the $72 million Term Loan Facility, for Amendment One to existing Term Loan Facility. (11)

10.50	Third Amendment to the Seller Warrant Agreement . (12)

10.51	Third Amendment to Mezzanine Warrant Agreement . (12)

10.52	Third Amendment to the Alion Mezzanine Warrant Agreement between Alion Science and Technology Corporation, Alion Science and Technology Corporation Employee Ownership, Savings and Investment Trust, and Bahman Atefi. (12)

10.53	Stock Purchase Agreement by and among Alion Science and Technology, Inc, John J. Mc Mullen Associates, Inc., Marshall and Ilsley Trust Company, N.A. as Trustee to the John J. McMullen, Inc. Employee Stock Ownership Trust and P. Thomas Diamant, Anthony Serro, and David Hanafourde. (13)

Exhibit No.	Description
10.54	Incremental Term Loan Assumption Agreement and Amendment Number One to existing Term Loan Facility with Credit Suisse First. (14)

10.55	Employment Agreement between Alion Science and Technology, Inc. and Anthony Serro. (15)

10.56	Employment Agreement between Alion Science and Technology, Inc. and P. Thomas Diamant. (15)

31.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation pursuant to 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 17, 2002 (File no. 333-89756).

(2)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 9, 2002 (File no. 333-89756).

(3)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2005, filed with the Securities and Exchange Commission on May 13, 2005. (See file No-333-89756).

(4)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Pre-Effective Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 7, 2002 (File no. 333-89756).

(5)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Post-Effective Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 24, 2003 (File no. 333-89756).

(6)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarterly period ended July 4, 2003, filed with the Securities and Exchange Commission on August 15, 2003.

(7)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 28, 2004 (File no. 333-114935).

(8)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2004, filed with the Securities and Exchange Commission on December 28, 2004 (File no. 333-89756).

(9)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s annual report Form 10-K for the fiscal year ended September 30, 2004, filed with the Securities and Exchange Commission on December 28, 2004 (File no. 333-89756).

(10)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Post-effective Amendment No. 5 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 24, 2005 (File no. 333-89756).

(11)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 9, 2005 (File no. 333-89756).

(12)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 14, 2005 (File no. 333-89756).

(13)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 6, 2005 (File no. 333-89756).

(14)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 6, 2005 (File no. 333-89756).

(15)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 7, 2005 (File no. 333-89756).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALION SCIENCE AND TECHNOLOGY CORPORATION

Date: June 13, 2005

By: /s/ John M. Hughes

Name: John M. Hughes
Title: Chief Financial Officer

(Principal Financial and Accounting Officer and Duly Authorized Officer)