Form 10-Q
period 2005-06-30
ALION SCIENCE & TECHNOLOGY CORP
filed 2005-08-15
CIK 1166568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005.
COMMISSION FILE NUMBER 333–89756

Alion Science and Technology Corporation
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	54—2061691
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation of Organization)	Identification No.)
10 West 35thStreet	1750 Tysons Boulevard, Suite 1300
Chicago, IL 60616	McLean, VA 22102
(312) 567—4000	(703) 918—4480
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
Yes ☐ No ☑
     The number of shares outstanding of Alion Science and Technology Corporation common stock as of June 30, 2005, was: Common Stock 5,224,653

ALION SCIENCE AND TECHNOLOGY CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2005

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALION SCIENCE AND TECHNOLOGY CORPORATION
Consolidated Balance Sheets
As of June 30, 2005 (Unaudited) and September 30, 2004
(In thousands, except share and per share information)

		September 30,
	June 30, 2005	2004
Current assets:
Cash	$17,851	$4,717
Accounts receivable, less allowance of $4,153 and $2,896 at June 30, 2005 and September 30, 2004, respectively	92,402	68,949
Stock subscriptions receivable	12,068	1,556
Prepaid expenses	2,717	1,333
Other current assets	2,387	1,008

Total current assets	127,425	77,563
Property plant and equipment, net	11,879	10,778
Intangible assets, net	33,359	13,618
Goodwill	162,520	83,075
Other assets	1,638	1,688
Deferred compensation assets	2,202	1,739

Total assets	339,023	188,461

Current liabilities:
Current portion, Term B Senior Credit Facility note payable	1420	468
Acquisition obligations	6,611	3,059
Trade accounts payable and accrued liabilities	28,221	23,420
Accrued payroll and related liabilities	31,297	20,689
ESOP liabilities	127	136
Current portion of accrued loss on operating leases	1,033	832
Billings in excess of costs and estimated earnings on uncompleted contracts	3,146	676

Total current liabilities	71,837	49,280
Acquisition obligations, excluding current portion	7,100	—

Term B Senior Credit Facility note payable, excluding current portion	138,100	46,367
Mezzanine note payable	—	17,503
Subordinated note payable	41,917	34,247
Agreements with officers	—	1,514
Deferred compensation liability	2,202	1,735
Accrued postretirement benefit obligations	3,560	3,398
Non-current portion of accrued loss on operating leases	3,807	3,892
Redeemable common stock warrants	41,478	20,777

Total liabilities	310,001	178,713
Shareholder’s equity, subject to redemption:
Common stock (subject to redemption), $0.01 par value, 8,000,000 shares authorized, 5,224,653 shares and 3,376,197 shares issued and outstanding at June 30, 2005 and September 30, 2004 , respectively	52	34
Additional paid-in capital	90,879	37,532
Accumulated deficit	(61,909)	(27,818)

Total shareholder’s equity, subject to redemption	29,022	9,748

Total liabilities and shareholder’s equity, subject to redemption	$339,023	$188,461

See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION
Consolidated Statements of Operations
Three Months Ended June 30, 2005 and 2004 and
for the Nine Months Ended June 30, 2005 and 2004
(In thousands, except share and per share information)
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2005	2004	2005	2004
Contract revenue	$110,795	$69,808	$260,707	$193,111
Direct contract expense	80,184	50,819	189,821	139,310

Gross profit	30,611	18,989	70,886	53,801

Operating expenses:
Indirect contract expense	10,539	4,829	19,668	13,483
Research and development	123	65	394	243
General and administrative	8,967	6,834	23,365	21,099
Rental and occupancy expense	3,578	3,329	8,530	8,337
Depreciation and amortization	5,459	3,518	12,718	9,889
Stock-based compensation (1)	3,402	450	7,604	1,358
Bad debt expense	114	180	529	314

Total operating expenses	32,182	19,205	72,808	54,723

Operating income (loss)	(1,571)	(216)	(1,922)	(922)
Other income (expense):
Interest income	136	9	192	18
Interest expense	(9,418)	(2,456)	(32,303)	(9,420)
Other	90	(138)	(9)	(206)

Loss before income taxes	(10,763)	(2,801)	(34,042)	(10,530)

Income tax expense	—	(4)	(51)	(4)

Net loss	(10,763)	(2,805)	(34,093)	(10,534)

Basic and diluted loss per share	$(2.21)	$(0.87)	$(8.84)	$(3.47)

Basic and diluted weighted average common shares outstanding	4,863,099	3,224,704	3,854,543	3,038,148

(1)	Stock-based compensation is a separately reported component of general and administrative expense.
See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION
Consolidated Statements of Cash Flows
Nine Months Ended June 30, 2005 and 2004
(In thousands)
(unaudited)

	Nine Months	Nine Months
	Ended June 30,	Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(34,093)	$(10,534)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,718	9,889
Accretion of debt to face value	2,835	1,105
Amortization of debt issuance costs	633	310
Increase in value of interest rate cap agreement	73	50
Change in fair value of redeemable common stock warrants	20,618	2,018
Stock-based compensation	7,604	—
Loss on disposal of assets	27	—
Gain on investments, net	(37)	(36)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(1,856)	(10,978)
Other assets	885	(2,529)
Trade accounts payable and accruals	7,064	5,385
Other liabilities	154	2,674

Net cash provided by (used in) operating activities	16,625	(2,646)
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(70,644)	(17,715)
Capital expenditures	(1,762)	(2,786)
Purchase of investment securities	(1,194)	(1,333)

Net cash used in investing activities	(73,600)	(21,834)
Cash flows from financing activities:
Proceeds from Term B Senior Credit Facility note payable	94,000	—
Payment of debt issuance costs	(1,307)	—
Repayment of Term B Credit Facility note payable	(720)	—
Repayment of senior note payable	—	(4,817)
Repayment of mezzanine note payable	(20,201)	(750)
Proceeds from agreement with officer	—	750
Payment of agreements with officers	(1,823)	—
Borrowings under revolving credit facility	—	23,850
Repayment of ITSC revolving credit facility	—	(375)
Payment of acquisition obligations	—	(18)
Purchase of shares of common stock from ESOP Trust	(2,281)	(748)
Cash received from issuance of common stock to Trust	2,441	6,105

Net cash provided by financing activities	70,109	23,997

Net increase (decrease) in cash	13,134	(483)
Cash at beginning of period	4,718	494

Cash at end of period	$17,852	$11

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,138	$3,570
Cash paid for taxes	$367	$597
Non-cash financing activities:
Common stock issued to ESOP Trust in satisfaction of employer contribution liability	$4,019	$2,217
Common stock issued for acquisitions	37,250	—
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
     Alion, a for-profit S Corporation, was formed in October 2001 for the purpose of purchasing substantially all of the assets and certain of the liabilities of IIT Research Institute (IITRI), a not-for-profit membership corporation affiliated with and controlled by the Illinois Institute of Technology (IIT). Prior to the acquisition of substantially all of the assets and liabilities of IITRI (the Transaction), the Company’s activities had been organizational in nature. On December 20, 2002, Alion acquired substantially all of the assets and liabilities of IITRI (Business), excluding the assets and liabilities of IITRI’s Life Sciences Operation, for aggregate total proceeds of $127.3 million consisting of (in thousands):
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
     The consolidated financial statements are prepared on the accrual basis of accounting and include the accounts of Alion and its wholly-owned subsidiaries: Human Factors Application, Inc. (HFA), acquired at the time of the Transaction, Innovative Technology Solutions Corporation (ITSC) and Alion – IPS Corporation (IPS), which were acquired during the fiscal year ended September 30, 2004, Alion – METI Corporation (METI), Alion – CATI Corporation (CATI), Alion Canada (U.S.), Inc., and Alion Science and Technology (Canada) Corporation, which were acquired or established during the quarter ended March 31, 2005, and Alion – JJMA Corporation (JJMA) which was acquired during the quarter ended June 30, 2005. All significant intercompany accounts have been eliminated in consolidation. Operating results for the nine months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005. For further information, refer to the consolidated financial statements and notes thereto included in the Post Effective Amendment No. 5 to the Company’s registration statement on Form S-1 (No. 333-89756) filed with the Securities and Exchange Commission (SEC) on January 24, 2005.
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
     Contracts with agencies of the federal government are subject to periodic funding by the contracting agency concerned. A contract may be fully funded at inception or funded ratably throughout its term as services are provided. If funding is not assessed as probable, revenue recognition is deferred until realization is probable.
     Contract costs on federal government contracts, including indirect costs, are subject to audit by the federal government and adjustment pursuant to negotiations between the Company and government representatives. All of the Company’s federal contract indirect costs have been audited and negotiated through fiscal year 2001. Government audit of fiscal year 2002 on indirect costs has been completed pending final negotiation of the indirect rates. Audits for fiscal years 2003 and 2004 are in process. The results of the negotiation of the indirect rates for fiscal year 2002 and the completion of the indirect rate audits and indirect rate negotiations for fiscal years 2003 and 2004 are not expected to have a material effect on the future results of operations. Contract revenues on federal government contracts have been recorded in amounts that are expected to be realized upon final settlement.
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
Income Taxes
     The Company is an S corporation under the provisions of the Internal Revenue Code of 1986, as amended. For federal and certain state income tax purposes, the Company is not subject to tax on its income. The Company’s income is allocated to its shareholder, the Alion Science and Technology Corporation Employee Ownership, Savings and Investment Trust (the Trust). The Company may be subject to state income taxes in those states that do not recognize S corporations and to additional types of taxes including franchise and business taxes. All of the Company’s wholly-owned subsidiaries are qualified subchapter S entities which, for federal income tax purposes, are not treated as separate corporations.
Accounts Receivable and Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts
     Accounts receivable include billed accounts receivable, amounts currently billable, and costs and estimated earnings in excess of billings on uncompleted contracts that represent accumulated project expenses and fees which have not been billed or are not currently billable as of the date of the consolidated balance sheet. These amounts are stated at estimated realizable value and aggregated $22.7 million and $14.5 million at June 30, 2005 and September 30, 2004, respectively. Costs and estimated earnings in excess of billings on uncompleted contracts at June 30, 2005 include $2.3 million related to costs incurred on projects for which the Company has been requested by the customer to begin work under a new contract or extend work under an existing contract, but for which formal contracts or contract modifications have not been executed. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable losses in the Company’s existing billed and unbilled accounts receivable. The Company determines the allowance using specific identification and historical write-off experience based on the age of the population.
     Billings in excess of costs and estimated earnings and advance collections from customers represent amounts received from or billed to customers in excess of project revenue recognized to date.

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

(3) Employee Stock Ownership Plan (ESOP) and Stock Ownership Trust
     On December 19, 2001, the Company adopted the Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan (the Plan) and the Alion Science and Technology Corporation Employee Ownership, Savings and Investment Trust (the Trust). The Plan, a tax-qualified retirement plan, includes an ESOP component and a non-ESOP component. On August 9, 2005, the Internal Revenue Service issued a determination letter that the Trust and the Plan, as amended through the Ninth Amendment, qualify under Sections 401(a) and 501(a) of the Internal Revenue Code of 1986, as amended (the IRC). The Company believes that the Plan and Trust have been designed and are currently being operated in compliance with the applicable requirements of the IRC.
(4) Postretirement Benefits
     The Company sponsors a medical benefits plan providing certain medical, dental, and vision coverage to eligible employees and former employees. The Company is self-insured with respect to the medical benefits plan, with a stop-loss limit under an insurance agreement.
     The Company also provides postretirement medical benefits for employees who meet certain age and service requirements. Retiring employees may become eligible for those benefits at age 55 if they have 20 years of service, or at age 60 with 10 years of service. The plan provides benefits until age 65 and requires employees to pay one-quarter of their health care premiums. A small, closed group of employees is eligible for coverage after age 65. These retirees contribute a fixed portion of the health care premium. There were no plan assets as of June 30, 2005 and September 30, 2004. The Company uses an October 1 measurement date.
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
(5) Loss Per Share
     Basic and diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding which exclude the warrants and stock appreciation rights as they would be anti-dilutive for all periods presented.

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
     Certain participants have the right to sell shares distributed from participant accounts that were acquired on the closing date of the Transaction at a price equal to the greater of the original purchase price or the estimated fair value price per share of common stock.
(7) Goodwill and Intangible Assets
     The Company accounts for goodwill and other intangible assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and other Intangible Assets”, which requires that goodwill be reviewed at least annually for impairment. The Company performs this review at the end of each fiscal year.
     As of June 30, 2005, the Company has recorded goodwill of approximately $163.1 million. For the nine months ended June 30, 2005, goodwill increased by approximately $80.0 million. Approximately $2.1 million related to additional earn-out obligations from historical acquisitions and approximately $77.9 million related to purchase price allocation, and related adjustments to the initial allocation, for acquisitions that occurred during the previous twelve-month period ended June 30, 2005, as described in Note 15. These purchase price allocations are preliminary and subject to change based upon the completion of the valuation of certain intangible assets and other items. The Company has yet to finalize the purchase accounting for certain acquisitions that occurred in the previous twelve-month period ended June 30, 2005.
     As of June 30, 2005, the Company has recorded gross intangible assets of approximately $61.4 million and accumulated amortization of $28.1 million, primarily related to approximately $30.6 million for contracts purchased from IITRI and approximately $29.5 million for contracts purchased in acquisitions described in Note 15. Also included in the Company’s intangible assets are gross non-compete agreements of approximately $1.3 million with no accumulated amortization at June 30, 2005. The intangible assets have an estimated useful life of one to five years and are being amortized using the straight-line method. The weighted-average remaining amortization of period of intangible assets was approximately 4 years at June 30, 2005. Amortization expense was approximately $9.6 million and $7.9 million for the nine months ended June 30, 2005 and June 30, 2004, respectively. Estimated aggregate amortization expense for each of the next four years is as follows:

		(In thousands)
For the remaining three months:	2005	$5,054
For the year ended September 30:	2006	$12,515
	2007	$10,105
	2008	$5,684
     As of June 30, 2005, net intangible assets of approximately $33.4 million consisted of approximately $27.3 million in contracts acquired and approximately $1.3 million in agreements not-to-compete related to acquisitions described in Note 15 and approximately $4.8 million in contracts acquired from IITRI.
(8) Long-Term Debt
     To fund the Transaction described in Note 1, the Company entered into various debt agreements (i.e., Senior Credit Agreement, Mezzanine Note, and Subordinated Note) on December 20, 2002. On August 2, 2004, the Company entered into a new Term

B senior secured credit facility (the Term B Senior Credit Facility) with a syndicate of financial institutions for which Credit Suisse First Boston (CSFB), serves as arranger, administrative agent and collateral agent. LaSalle Bank National Association serves as syndication agent under the Term B Senior Credit Facility. On April 1, 2005, the Company entered into an incremental term loan facility and an amendment to the Term B Senior Credit Facility (Amendment One), which added $72 million in term loans to our total indebtedness under the Term B Senior Credit Facility. Set forth below is a summary of the terms of the Term B Senior Credit Facility, as modified by Amendment One.
Term B Senior Credit Facility
The Term B Senior Credit Facility has a term of five years and consists of:
•	a senior term loan in the approximate amount of $143.3 million, (which includes the incremental term loan), all of which was drawn down as of June 30, 2005;

•	a senior revolving credit facility, in the amount of $30.0 million, of which approximately $0.66 million the Company was deemed borrowed as of June 30, 2005, through the issuance of letters of credit issued under the Company’s prior senior credit facility which remain outstanding under the Term B Senior Credit Facility and the issuance of one additional letter of credit directly under the Term B Senior Credit Facility; and

•	an uncommitted incremental term loan “accordion” facility in the amount of $150.0 million.
     On the senior term loan, until the quarter ending December 31, 2008, the Company is obligated to pay quarterly installments of principal in the amount of $360,000. On each of December 31, 2008, March 31, 2009, June 30, 2009 and August 2, 2009, the Company is obligated to pay installments of principal in the amount of $34,650,000.
     Under the senior revolving credit facility, the Company may request the issuance of up to $5.0 million in letters of credit and may borrow up to $5.0 million in swing line loans, a type of loan customarily used for short-term borrowing needs. All principal obligations under the senior revolving credit facility are to be repaid in full no later than August 2, 2009.
     The Company may prepay any of its borrowings under the Term B Senior Credit Facility, in whole or in part, in minimum increments of $1.0 million, in most cases without penalty or premium. The Company is responsible to pay any customary breakage costs related to the repayment of Eurodollar-based loans prior to the end of a designated Eurodollar rate interest period. The Company is required to pay a 1% pre-payment premium on the amount of term loans pre-paid from future debt proceeds if the interest rate margins of the future debt are lower than applicable interest rate margins then in effect under the Term B Senior Credit Facility and the Company makes the prepayment before April 1, 2006. If, during the term of the Term B Senior Credit Facility, the Company engages in the issuance or incurrence of certain permitted debt or the Company sells, transfers or otherwise disposes of certain of its assets, the Company must use all of the proceeds (net of certain costs, reserves, security interests and taxes) to repay term loan borrowings under the Term B Senior Credit Facility. If the Company engages in certain kinds of issuances of equity or has any excess cash flow for any fiscal year during the term of the Term B Senior Credit Facility, the Company must use 50 percent of the proceeds of the equity issuance (net of certain costs, reserves, security interests and taxes) or 50 percent of excess cash flow for that fiscal year to repay term loan borrowings under the Term B Senior Credit Facility. If the Company’s leverage ratio is less than 2.00 to 1.00 at the applicable time after taking into account the use of the net proceeds (in the case of an equity issuance), then the Company must use 25 percent of those net proceeds or excess cash flow for that fiscal year to repay term loan borrowings under the Term B Senior Credit Facility.
     If the Company borrows under the incremental term loan facility and certain economic terms of the incremental term loan, including applicable yields, maturity dates and average life to maturity, are more favorable to the incremental term loan lenders than the comparable economic terms under the senior term loan or the senior revolving credit facility, then the Term B Senior Credit Facility provides that the applicable interest rate spread will be adjusted upward. The upward adjustment will take place if the yield payable under the incremental term loan exceeds the yield under the senior term loan or senior revolving credit facility by more than 50 basis points. The effect of this provision is that an incremental term loan may make our borrowings under the senior term loan and the senior revolving credit facility more expensive.
     The Term B Senior Credit Facility requires that the Company’s existing subsidiaries and subsidiaries that the Company acquires during the term of the Term B Senior Credit Facility, other than certain insignificant subsidiaries, guarantee the Company’s obligations under the Term B Senior Credit Facility. Accordingly, the Term B Senior Credit Facility is guaranteed by the Company subsidiaries, HFA, CATI, and METI.
Use of Proceeds. On August 2, 2004, the Company borrowed $50.0 million through the senior term loan under the Term B Senior Credit Facility. The Company used the proceeds to retire its then outstanding senior term loan and revolving credit facility administered by LaSalle Bank in the approximate amount of $47.2 million including principal and accrued and unpaid interest and to pay certain transaction fees associated with the refinancing in the approximate amount of $3.3 million. In October 2004, the Company borrowed approximately $22.0 million of the senior term loan to retire our existing mezzanine note in the approximate principal amount of $19.6 million and to pay accrued and unpaid interest and prepayment premium in the aggregate amount of approximately $2.4 million. On April 1, 2005, the Company borrowed $72 million in an incremental term loan under the Term B Senior Credit Facility. We used approximately $58.7 million of the incremental term loan proceeds to pay a portion of the JJMA acquisition price, and approximately $1.25 million to pay certain transaction fees associated with the incremental term loan. The remaining $12 million will be used for general corporate purposes, which may include financing permitted acquisitions, and funding the Company’s working capital needs, as necessary.
     The Term B Senior Credit Facility permits the Company to use the remainder of its senior revolving credit facility for the Company’s working capital needs and other general corporate purposes, including to finance permitted acquisitions. The Term B Senior Credit Facility permits the Company to use any proceeds from the uncommitted incremental term loan facility to finance permitted acquisitions and to make certain put right payments required under the Company’s existing mezzanine warrant, if those put rights are exercised, and for any other purpose permitted by any future incremental term loan.
Security. The Term B Senior Credit Facility is secured by a first priority, perfected security interest in all of the Company’s current and future tangible and intangible property, as well as all of the current and future tangible and intangible property of the Company’s subsidiaries, HFA, CATI and METI.
Interest and Fees. Under the Term B Senior Credit Facility, the senior term loan and the senior revolving credit facility can each bear interest at either of two floating rates. The Company was entitled to elect that interest be payable on the Company’s $143.3 million senior term loan at an annual rate equal to the prime rate charged by CSFB plus 125 basis points or at an annual rate equal to the Eurodollar rate plus 225 basis points. The Company was also entitled to elect that interest be payable on the Company’s senior revolving credit facility at an annual rate that varies depending on the Company’s leverage ratio and whether the borrowing is a Eurodollar borrowing or an alternate base rate (“ABR”) borrowing. Under the Term B Senior Credit Facility, if the Company were to elect a Eurodollar borrowing under its senior revolving credit facility, interest would be payable at an annual rate equal to the Eurodollar rate plus additional basis points as reflected in the table below under the column “Eurodollar Spread” corresponding to the Company’s leverage ratio at the time. Under the Term B Senior Credit Facility, if the Company elects an ABR borrowing under its senior revolving credit facility, the Company may elect an alternate base interest rate based on a federal funds effective rate or based on CSFB’s prime rate, plus additional basis points reflected in the table below under the column “Federal Funds ABR Spread” or “Prime Rate ABR Spread” corresponding to the Company’s leverage ratio at the time.

	Eurodollar		Prime Rate
	Spread	ABR Spread	ABR Spread (in
Leverage Ratio	(in basis points)	(in basis points)	basis points)

Category 1	275	225	175
Greater than or equal to 3.00 to 1.00
Category 2	250	200	150
Greater than or equal to 2.50 to 1.00 but less than 3.00 to 1.00
Category 3	225	175	125
Greater than or equal to 2.00 to 1.00 but less than 2.50 to 1.00
Category 4	200	150	100
Less than 2.00 to 1.00
     On April 1, 2005, the Company elected to have the senior term loan bear interest at the Eurodollar rate and the senior revolving credit facility bear interest at the ABR rate (based on CSFB’s prime rate). As of June 30, 2005, the Eurodollar rate on the senior term loan was 5.64 percent (i.e., 3.39 percent plus 2.25 percent Eurodollar spread) and the ABR rate (based on CSFB’s prime rate) on the senior revolving credit facility was 7.25 percent (i.e., 6.0 percent plus 1.25 percent spread).
     Under the Term B Senior Credit Facility, the Company was required to enter into an interest rate hedge agreement acceptable to CSFB to fix or cap the actual interest the Company will pay on no less than 40 percent of the Company’s long-term indebtedness.
     On August 16, 2004, the Company entered into an interest rate cap agreement effective as of September 30, 2004 with one of the Company’s senior lenders. Under this agreement, in exchange for the Company’s payment to the senior lender of approximately $319,000, the Company’s maximum effective rate of interest payable with regard to an approximately $37.3 million portion of the outstanding principal balance of the Term B Senior Credit Facility was not to exceed 6.64 percent (i.e., LIBOR 3.89 percent cap plus maximum 2.75 percent Eurodollar spread) for the period September 30, 2004 through September 29, 2005 and was not to exceed 7.41 percent (i.e., LIBOR 4.66 percent cap plus 2.75 percent maximum Eurodollar spread) for the period September 30, 2005 through September 30, 2007.
     On April 15, 2005, the Company entered into a second interest rate cap agreement which covers an additional $28.0 million of the Company’s long-term indebtedness. The interest on such portion of the Company’s long-term indebtedness is capped at 7.25 percent (i.e., LIBOR 5.00 percent cap plus 2.25 percent Eurodollar spread). For this second cap agreement, the Company paid a senior lender $117,000. The second interest rate cap agreement terminates on September 30, 2007. Further, the Company’s maximum effective rate of interest payable under the first interest rate cap agreement was reset and capped at a maximum interest rate of 6.91 percent (i.e., LIBOR 4.66 percent cap plus maximum 2.25 percent Eurodollar spread). As of June 30, 2005, approximately

$65.3 million, or 45.6 percent, of the $143.3 million drawn under the Term B Senior Credit Facility is at a capped interest rate. The maximum effective interest rate on the $65.3 million that is currently under cap agreements is approximately 7.06 percent. The remaining outstanding aggregate balance under the Term B Senior Credit Facility over $65.3 million, which was approximately $78.0 million as of June 30, 2005, is not subject to any interest rate cap agreements or arrangements.
     Subject to certain conditions, the Company may convert a Eurodollar-based loan to a prime rate based loan and the Company may convert a prime rate based loan to a Eurodollar-based loan.
     The Company is obligated to pay on a quarterly basis a commitment fee of 0.50 percent per annum on the daily unused amount in the preceding quarter of the commitments made to the Company under the Term B Senior Credit Facility including the unused portion of the senior term loan and the unused portion of the $30.0 million senior revolving credit facility.
     For fiscal year 2005, as of June 30, 2005, the Company has paid a 0.5 percent commitment fee of $0.1 million dollars and approximately $0.05 million on the unused amounts of the senior term loan and senior revolving credit facility, respectively. As of June 30, 2005, the unused amounts of the senior term loan and senior revolving credit facility were zero and approximately $30.0 million, respectively.
     Each time a letter of credit is issued on the Company’s behalf under the senior revolving credit facility, the Company will pay a fronting fee not in excess of 0.25 percent of the face amount of the letter of credit issued. In addition, the Company will pay quarterly in arrears a letter of credit fee based on the interest rate spread applicable to the revolving credit facility borrowing made to issue the letter of credit. The Company will also pay standard issuance and administrative fees specified from time to time by the bank issuing the letter of credit.
     In addition to letter of credit fees, commitment fees and other fees payable under the Term B Senior Credit Facility, the Company will also pay an annual agent’s fee.
Covenants. The Term B Senior Credit Facility requires the Company to meet the following financial tests over the life of the facility:
•	Leverage Ratio. The Company’s leverage ratio is calculated by dividing the total outstanding amount of all of the Company’s consolidated indebtedness, but excluding the amount owed under the Company’s subordinated note and the aggregate amount of letters of credit issued on the Company’s behalf other than drawings which have not been reimbursed, by the Company’s consolidated EBITDA for the previous four fiscal quarters on a rolling basis. The maximum total leverage ratio is measured as of the end of each of our fiscal quarters. For purposes of determining the Company’s leverage ratio as of or for the quarters ended on September 30, 2004, December 31, 2004 and March 31, 2005, the Term B Senior Credit Facility deems the Company’s consolidated EBITDA to be $7.5 million for the fiscal quarter ended December 31, 2003, $7.0 million for the fiscal quarter ended March 31, 2004, and $7.7 million for the fiscal quarter ended June 30, respectively. For each of the following time periods, the Company is required to maintain a maximum leverage ratio not greater than the following:

Period	Ratio

August 2, 2004 through March 31, 2005	3.85 to 1.00
April 1, 2005 through December 31, 2005	3.75 to 1.00
January 1, 2006 through March 31, 2006	3.50 to 1.00
April 1, 2006 through March 31, 2007	3.25 to 1.00
April 1, 2007 through March 31, 2008	2.75 to 1.00
Thereafter	2.25 to 1.00
•	Interest Coverage Ratio. The Company’s interest coverage ratio is calculated by dividing the Company’s consolidated EBITDA, less amounts the Company spends attributable to property, plant, equipment and other fixed assets, by the Company’s consolidated interest expense. For purposes of determining the Company’s interest coverage ratio as of or for the quarters ended on September 30, 2004, December 31, 2004 and March 31, 2005, the Term B Senior Credit Facility deems the Company’s consolidated EBITDA to be $7.5 million for the fiscal quarter ended December 31, 2003, $7.0 million for the fiscal quarter ended March 31, 2004, and $7.7 million for the fiscal quarter ended June 30, 2004. The Company is required to maintain a minimum fixed charge coverage ratio of at least the following:

Date or Period	Ratio

August 2, 2004 through September 30, 2005	3.75 to 1.00
Thereafter	4.00 to 1.00
The Term B Senior Credit Facility includes covenants which, among other things, restrict the Company’s ability to do the following without the prior consent of syndicate bank members that have extended 50 percent or more of the then outstanding aggregate senior credit facility:
•	incur additional indebtedness other than permitted additional indebtedness;

•	consolidate, merge or sell all or substantially all of the Company’s assets;

•	make certain loans and investments including acquisitions of businesses, other than permitted acquisitions;

•	pay dividends or distributions other than distributions needed for the ESOP to satisfy its repurchase obligations, for the Company to satisfy any put right if exercised by mezzanine warrant holders and for certain payments required under the Company’s equity based incentive plans;

•	enter into transactions with the Company’s shareholders and affiliates;

•	enter into certain transactions not permitted under ERISA;

•	grant certain liens and security interests;

•	enter into sale and leaseback transactions;

•	change lines of business;

•	repay subordinated indebtedness and redeem or repurchase certain equity; or

•	use the proceeds of the Company’s borrowings other than as permitted by the Term B Senior Credit Facility.
Events of Default. The Term B Senior Credit Facility contains customary events of default including, without limitation:
•	payment default;

•	breach of representations and warranties;

•	uncured covenant breaches;

•	default under certain other debt exceeding an agreed amount;

•	bankruptcy and insolvency events;

•	notice of debarment, suspension or termination under a material government contract;

•	certain ERISA violations;

•	unstayed judgments in excess of an agreed amount;

•	failure of the subordinated note to be subordinated to the Term B Senior Credit Facility;

•	failure of the guarantee of the Term B Senior Credit Facility to be in effect;

•	failure of the security interests to be valid, perfected first priority security interests in the collateral;

•	failure of the Company to remain an S-corporation;

•	the Trust is subject to certain taxes in excess of an agreed amount;

•	final negative determination that the ESOP is not a qualified plan; or

•	change of control (as defined below).
     For purposes of the Term B Senior Credit Facility, a change of control generally occurs when, before the Company lists its common stock to trade on a national securities exchange or the NASDAQ National Market quotation system and obtains net proceeds from an underwritten public offering of at least $30,000,000, the Trust fails to own at least 51 percent of the Company’s outstanding equity interests, or, after the Company has such a qualified public offering, any person or group other than IIT or the Trust owns more than 37.5 percent of the Company’s outstanding equity interests. A change of control may also occur if a majority of the seats (other than vacant seats) on the Company’s board of directors shall at any time be occupied by persons who were neither nominated by our board nor were appointed by directors so nominated. A change of control may also occur if a change of control occurs under any of the Company’s material indebtedness including the Company’s subordinated note, the warrants issued with the Company’s subordinated note and the warrants issued with the Company’s retired mezzanine note (which warrants remain outstanding).
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
     Effective February 14, 2003, the Company elected that the Senior Term Note bear interest at a Eurodollar rate. This election did not affect the interest rate applicable to amounts borrowed under the revolving line of credit. Interest under the Senior Term Note was payable at LaSalle’s prime rate (base rate) plus 200 basis points until February 14, 2003. Thereafter, the Senior Term Note bore interest at the Eurodollar rate plus 350 basis points.
     On August 2, 2004, the revolving credit facility and Senior Term Note were extinguished with proceeds from the Term B Senior Credit Facility. As of August 2, 2004, the Company had approximately $24.0 million borrowed under the revolving credit facility at an interest rate equal to approximately 6.25% (LaSalle Bank prime rate plus 200 basis points).
     The Company had entered into an interest rate cap agreement effective as of February 3, 2003 with one of its senior lenders. Under this agreement, the Company’s maximum effective rate of interest payable on the first $25 million of principal under its term note was not to exceed 6 percent. Any interest the Company paid on the first $25 million of principal in excess of 6 percent was to be reimbursed to the Company semiannually by the senior lender pursuant to the cap agreement. On August 2, 2004, the cap agreement was extinguished and its remaining value was recognized as interest expense.
Mezzanine Note
     On December 20, 2002, the Company issued a mezzanine note to IITRI under a Mezzanine Note securities purchase agreement (Mezzanine Note) with a face value of approximately $20.3 million. The Mezzanine Note served as part of the consideration for the Transaction. On July 1, 2004, IIT acquired all of IITRI’s rights and interests in the Mezzanine Note and the related Warrant Agreement.
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

Subordinated Note
     On December 20, 2002, the Company issued a seller note to IITRI under a seller note securities purchase agreement (Subordinated Note) with a face value of $39.9 million. The Subordinated Note served as part of the consideration for the Transaction. On July 1, 2004, IIT acquired all of IITRI’s rights and interests in the Subordinated Note and the related Warrant Agreement. The Subordinated Note bears interest at a rate of 6% per year through December 2008 payable quarterly by the issuance of non-interest bearing notes (paid-in-kind notes or PIK notes) maturing at the same time as the Subordinated Note. The issuance of the PIK notes has the effect of deferring cash interest expense on the Subordinated Note. The PIK notes do not bear interest. They do not compound the interest on these interest payment obligations. Commencing December 2008, the Subordinated Note will bear interest at 16% per year payable quarterly in cash through the time of repayment in full of the Subordinated Note. Principal on the Subordinated Note will be payable in equal installments of $19.95 million in December 2009 and December 2010; the PIK notes are also due in equal installments of $7.2 million on these same dates.
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

     As of June 30, 2005, the remaining fiscal year principal repayments (at face amount before debt discount) are as follows:

	6-Fiscal Year Period ($ in millions)
	2005	2006	2007	2008	2009	2010	Total
Senior Secured Term B Loan (1)	$0.36	$1.44	$1.44	$1.44	$138.60	$—	$143.28
Subordinated Note (2)	—	—	—	—	19.95	19.95	39.90
Subordinated Paid-in-Kind Note (3)	—	—	—	—	7.18	7.18	14.36

Total principal payments	$0.36	$1.44	$1.44	$1.44	$165.73	$27.13	$197.54

(1)	The Term B Senior Credit Facility (as amended by Amendment One) requires the Company to repay 1 percent of the principal balance outstanding under the Senior Secured Term B Loan during each of the first four years (i.e., fiscal years 2005 through 2008) of the Term B Senior Credit Facility’s term and 96 percent of the principal balance outstanding during the fifth and final year of the term. As of June 30, 2005, the Company had paid approximately $0.72 million in principal. The Company is required to pay at least $0.36 million in principal during the remainder of fiscal year 2005. The Term B Senior Credit Facility also requires the Company to make mandatory prepayments of principal depending upon whether the Company generates certain excess cash flow in a given fiscal year, issues certain equity, issues or incurs certain debt or sells certain assets. Due to the uncertainty of these payments, the table does not reflect any such payments. The outstanding balance of approximately $143.3 million, as of June 30, 2005, is shown net of approximately $3.8 million of unamortized debt discount. The Company recorded approximately $4.5 million of debt issuance costs as debt discount.

(2)	Repayment of $39.9 million for the face value of the Subordinated Note in two equal payments of $19.95 million in years 2009 and 2010. At date of issuance, the Company recognized approximately $7.1 million as the fair value of warrants issued with the Subordinated Note in accordance with Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially settled in, a Company’s Own Stock.” As of June 30, 2005, $5.0 million of the $7.1 million is unamortized.

(3)	During the eight-year term of the Subordinated Note, approximately $14.4 million of principal accretes to the note through PIK notes. These amounts are included in the principal payments in fiscal years 2009 and 2010. In fiscal years 2009 and 2010, interest at 16% will be paid quarterly in cash on the original principal of $39.9 million. The principal, together with the outstanding balance of the PIK notes, will be paid in equal amounts at the end of fiscal years 2009 and 2010.

(9) Redeemable Common Stock Warrants
     With the issuance of the Mezzanine Note, Subordinated Note, and the Deferred Compensation Agreement described in Note 8, the Company issued 524,229, 1,080,437, and 22,062 detachable redeemable common stock warrants (the Warrants), respectively, to the holders of those instruments. As of July 1, 2004, IITRI transferred all of its rights, title and interest in its Warrants to IIT. The Warrants have an exercise price of $10 per share and are exercisable until December 20, 2008 for the warrants associated with the Mezzanine Note and the Deferred Compensation Agreement and until December 20, 2010 for the warrants associated with the Subordinated Note. The Warrants enable the holders to sell the warrants back to the Company, at predetermined times, at the then current fair value of the common stock less the exercise price. The Warrants are classified as debt instruments in accordance with Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. On the date of issuance, the Company recorded the estimated fair value of the Warrants of approximately $10.3 million as a discount to the face value of the notes issued and as a liability in the accompanying consolidated balance sheet. The estimated fair value of the Warrants was $41.5 million as of June 30, 2005. The change in the estimated fair value of the Warrants is recorded as interest expense in the accompanying consolidated statements of operations. Warrant-related interest expense for the three months ended June 30, 2005 and 2004, was $5.8 million and $0.0 million, respectively, and $20.4 million and $2.3 million for the nine months ended June 30, 2005 and 2004, respectively.
(10) Leases
     Future minimum lease payments under non-cancelable operating leases for buildings, equipment and automobiles at June 30, 2005 are set out below. Under these operating leases, the Company subleased some excess capacity to subtenants under non-cancelable operating leases.

     In connection with the IPS acquisition, the Company assumed two operating leases at above-market rates and recorded a loss accrual of $4.4 million based on the estimated fair value of the lease liabilities assumed; this is being amortized over the lease terms. The remaining unamortized accrued loss related to the IPS acquisition was $3.2 million at June 30, 2005. In connection with the IPS acquisition, the Company also acquired a related sublease at above-market rates. Based on the estimated fair value of the sublease, the Company recognized an asset of $0.6 million which is being amortized over the lease term. The remaining unamortized asset value was $0.4 million at June 30, 2005.

Fiscal years ending:	(In thousands)
2005 (for the remainder of fiscal year)	$4,466
2006	18,010
2007	17,020
2008	15,745
2009	12,833
2010	8,628
and thereafter	4,057
Gross lease payments	80,759
Less: non-cancelable subtenant receipts	8,073

Net lease payments	$72,686

     Rent expense under operating leases was $3.6 million and $2.5 million for the three months ended June 30, 2005 and 2004, respectively, and $9.2 million and $6.9 million for the nine months ended June 30, 2005 and 2004, respectively. Sublease rental income under operating leases was $0.4 million and $0.0 million for the three months ended June 30, 2005 and June 30, 2004, respectively, and $1.3 million and $0.1 million for the nine months ended June 30, 2005 and 2004, respectively.
(11) Fixed Assets
     Fixed assets consisted of the following:

	June 30,	September 30,
	2005	2004
	(in thousands)
Leasehold improvements	$2,625	$1,992
Equipment and software	16,848	13,358

Total cost	19,473	15,350

Less accumulated depreciation and amortization	7,594	4,572

Net fixed assets	$11,879	$10,778

     Depreciation and leasehold amortization expense for fixed assets was approximately $1.2 million and $0.7 million for the three months ended June 30, 2005 and 2004, respectively and $3.1 million and $1.9 million for the nine months ended June 30, 2005 and 2004, respectively.

(12) Stock Appreciation Rights
     Alion’s board of directors adopted a Stock Appreciation Rights (SAR) Plan in November 2002. The SAR plan has a term of ten years. Awards were granted under the plan to Alion directors, officers, and employees. Outstanding SAR awards cannot exceed the equivalent of 10% of the Company’s outstanding shares of common stock on a fully diluted basis. Upon exercise, a grantee has the right to receive payment equal to the difference between the appraised value of a share of Alion common stock as of the grant date and the appraised value of a share of Alion common stock as of the exercise date per the most recent valuation of the shares of common stock held by the ESOP. Awards vest at 20% per year for employees. Awards to members of the Company’s board of directors, other than Dr. Atefi, vest ratably over each member’s then-current term of office. SARs may be exercised at any time after grant to the extent they have vested. As of June 30, 2005, under this plan, the Company had granted 236,430 SARs summarized as follows:

	Number of	Number of			Cumulative
	SARs	SARs granted	Total Number		Number of
Effective Date of	Granted to	to Board of	of SARs	Exercise	SARs
Grant	Employees	Directors	Granted	Price/Share	Granted
December 23, 2002	64,250	29,400	93,650	$10.00/share	93,650
May 15, 2003	300	—	300	$11.13/share	93,950
June 5, 2003	300	—	300	$11.13/share	94,250
December 21, 2003	129,550	12,600	142,150	$14.71/share	236,400
     As of June 30, 2005, under this plan, approximately 30,280 SARs had been exercised and 15,950 SARs had been forfeited resulting in approximately 190,170 SARs outstanding. On November 9, 2004, the plan was amended; no further grants shall be made under this plan.
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
     Upon exercise, a grantee has the right to receive payment equal to the difference between the appraised value of a share of Alion common stock as of the grant date and the appraised value of a share of Alion common stock as of the exercise date per the most recent valuation of the common stock held by the ESOP. As of June 30, 2005, under this plan, the Company has granted 214,350 outstanding SARs summarized as follows:

	Number of SARs	Number of SARs	Total Number		Cumulative
Effective Date of	Granted to	granted to Board	of SARs	Exercise	Number of SARs
Grant	Employees	of Directors	Granted	Price/Share	Granted
February 2005	164,750	12,600	177,350	$19.94/share	177,350
March 2005	2,000	—	2,000	$19.94/share	179,350
April 2005	33,000	—	33,300	$29.81/share	212,350
June 2005	2,000	—	2,000	$29.81/share	214,350
     As of June 30, 2005, no SARs have been exercised, 6,850 SARs have been forfeited under this plan and 207,500 SARs remain outstanding.
     For the three months ended June 30, 2005 and 2004, the Company recognized approximately $1.0 million and $0.1 million, respectively, in compensation expense associated with the two SAR plans and $2.5 million and $0.3 million for the nine months ended June 30, 2005 and 2004, respectively.
(13) Phantom Stock Program
     In February 2003, the compensation committee of Alion’s board of directors approved, and the board of directors subsequently adopted, the Company’s phantom stock plan (the “Initial Phantom Stock Plan”). Phantom stock refers to hypothetical shares of Alion common stock. Upon vesting, recipients are entitled to receive cash equal to the product of the number of hypothetical shares vested and the then-current value of Alion common stock, based on the most recent valuation of the shares of common stock held by the ESOP.
     The Initial Phantom Stock Plan has a term of ten years. The board of directors and the compensation committee may each grant key management employees awards of phantom stock. The phantom stock awards vest according to the following schedule:

	Vested Amount for Grant in
	February
Anniversary from Grant Date	2003	November 2003
1st	—	20%
2nd	—	20%
3rd	50%	20%
4th	25%	20%
5th	25%	20%
     As of June 30, 2005, the Company had 223,685 shares of phantom stock outstanding under the Initial Phantom Stock Plan summarized as follows:

	Shares of Phantom	Cumulative Shares
	Stock awarded to	of Phantom Stock
Effective date of Grant	employees	awarded
February 11, 2003	171,000	171,000
November 11, 2003	52,685	223,685
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
     The Second Phantom Stock Plan permits awards of retention share phantom stock and performance share phantom stock. A retention award is for a fixed number of shares determined at the date of grant. A performance award is for an initial number of shares subject to change at the vesting date. Performance phantom shares are subject to forfeiture for failure to achieve a specified threshold value for a share of the Company’s common stock as of the vesting date. If the value of a share of the Company’s common stock equals the threshold value but does not exceed the target value, the number of performance shares in a given grant may be decreased by a specified percentage (generally up to 50 percent). If the value of a share of the Company’s common stock exceeds a pre-established target price on the vesting date, the number of performance shares in a given grant may be increased by a specified percentage (generally up to 20%).
     As of June 30, 2005, the Company had granted 98,399 shares of retention incentive phantom stock and 207,788 shares of performance incentive phantom stock to executive officers of the Company pursuant to the Second Phantom Stock Plan. Depending on the future financial performance of the Company, grantees may vest in performance incentive phantom shares at a greater (up to 20% more) or lesser (up to 50% less) number of shares than the target number of shares disclosed above.
     For the three months ended June 30, 2005 and 2004, the Company recognized approximately $1.6 million and $0.3 million, respectively, in compensation expense associated with the phantom stock plans, and $4.1 million and $1.0 million for the nine months ended June 30, 2005 and 2004, respectively.

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
     Contract receivables from agencies of the federal government represented approximately $88.4 million, or 95 percent, of accounts receivable at June 30, 2005 and $68.6 million, or 96 percent, of accounts receivable at September 30, 2004. Contract revenues from agencies of the federal government represented approximately 97 percent of total contract revenues for the nine month period ended June 30, 2005 and 98 percent for the nine month period ended June 30, 2004.
     During the nine months ended June 30, 2005, the Company had no sales to any customers within a single country (except for the United States) where the sales accounted for 10 percent or more of total revenue. The Company treats sales to U.S. Government customers as sales within the United States regardless of where services are performed. Substantially all of the Company’s assets were located within the United States for the nine months ended June 30, 2005.
(15) Business Combinations and Investments
Acquisition of Innovative Technologies Solutions Corporation
     On October 31, 2003, Alion acquired 100 percent of the outstanding stock of Innovative Technologies Solutions Corporation (now known as Alion – ITSC Corporation) for $4.0 million. As of June 30, 2005, the transaction is subject to a remaining earn-out provision not-to-exceed $1.5 million. ITSC was a New Mexico corporation that, at the time of acquisition, had approximately 53 employees, most of whom were located in New Mexico. ITSC provided nuclear safety and analysis services to the U.S. Department of Energy (DOE) as well as to the commercial nuclear power industry. As of June 30, 2005, the Company has recorded approximately $4.3 million of goodwill relating to this acquisition. ITSC’s results of operations are included in Alion’s operations from the date of acquisition. The pro forma impact of this acquisition was not significant.

Acquisition of Identix Public Sector, Inc.
     On February 13, 2004, Alion acquired 100 percent of the outstanding stock of Identix Public Sector, Inc. (now known as Alion – IPS Corporation) for $8.0 million in cash. Founded in 1980, IPS was based in Fairfax, Virginia and provided program and acquisition management, integrated logistics support, and foreign military support primarily to U.S. Navy customers. IPS was a wholly-owned subsidiary of Identix Incorporated (Identix).
     In the three months following closing, the Company paid Identix approximately $2.6 million for intercompany payables. Per the agreement, the Company placed a payment of $0.5 million in escrow contingent on the Company having the opportunity to compete or bid for services on certain government solicitations.
     As of June 30, 2005, the Company has recorded approximately $6.3 million of goodwill relating to the IPS acquisition and has remaining approximately $0.8 million of purchased contracts being amortized over three years. The results of operations for IPS are included in Alion’s operations from the date of acquisition.
Acquisition of Countermeasures, Inc.
     On October 28, 2004, Alion purchased substantially all of the assets of Countermeasures, Inc. for approximately $2.4 million. At the time of acquisition, Countermeasures, Inc. had two employees and was located in Hollywood, Maryland. As of June 30, 2005, the Company has recorded approximately $1.4 million in goodwill relating to this acquisition.
     The allocation of purchase price is preliminary as the Company completes its valuation of the fair value of assets acquired and liabilities assumed. The results of operations for Countermeasures, Inc. are included in Alion’s operations from the date of acquisition. The pro forma impact of this acquisition was not significant.
Acquisition of ManTech Environmental Technology, Inc.
     On February 11, 2005, Alion acquired 100 percent of the outstanding stock of ManTech Environmental Technology, Inc. (now known as Alion – METI Corporation), an environmental and life sciences research and development company for approximately $7.0 million in cash. METI conducts research and performs support services in environmental and life sciences for the Environmental Protection Agency (EPA), the National Institute of Health (NIH), the Department of Defense (DoD), the Department of Homeland Security, the Department of Energy and other agencies and organizations. METI was headquartered in Research Triangle Park, NC.
     As of June 30, 2005, the Company has recorded $5.5 million in goodwill related to this acquisition and has remaining approximately $0.2 million of purchased contracts being amortized over three years. The allocation of purchase price is preliminary as the Company completes its valuation of assets acquired and liabilities assumed. The pro forma impact of this acquisition was not significant.
Acquisition of Carmel Applied Technologies, Inc.
     On February 25, 2005 Alion acquired 100 percent of the outstanding stock of Carmel Applied Technologies, Inc. (now known as Alion – CATI Corporation), a flight training software and simulator development company, for approximately $7.3 million in cash. The transaction is subject to an earn-out provision not-to-exceed a cumulative amount of $9.0 million based on attaining certain cumulative revenue goals for fiscal years 2005, 2006, and 2007, and a second earn-out provision not-to-exceed $1.5 million for attaining certain revenue goals in the commercial aviation industry.
     As of June 30, 2005, the Company has recorded $11.8 million in goodwill related to this acquisition. The allocation of purchase price is preliminary as the Company completes its valuation of assets acquired and liabilities assumed. The pro forma impact of this acquisition was not significant.
Investment in VectorCommand Ltd.
     On March 22, 2005, Alion acquired approximately 12.5 percent of the A ordinary shares in VectorCommand Ltd. for $1.5 million which investment is accounted for at cost. VectorCommand Ltd., headquartered in the United Kingdom, designs and develops technologies used in training and operations by emergency managers and incident commanders in Australia, Europe, North America and the United Kingdom.
Acquisition of John J. McMullen Associates, Inc. and Pro Forma Information
     On April 1, 2005, the Company acquired 100% of the issued and outstanding stock of John J. McMullen Associates, Inc. (“JJMA”) pursuant to a Stock Purchase Agreement (the “Agreement”) by and among Alion, JJMA, Marshall & Ilsley Trust Company N.A. as trustee of the JJMA Employee Stock Ownership Trust, and holders of JJMA stock options and JJMA stock appreciation rights. The Company paid the equity holders of JJMA approximately $51.9 million, issued 1,347,197 shares of Alion common stock to the JJMA Trust valued at approximately $37.3 million, and agreed to make $8.3 million in future payments. The Company valued its common stock issued to the JJMA Trust at $27.65 per share, which price was determined based on a valuation report from Houlihan, Lokey, Howard & Zukin Financial Advisors, Inc., an unrelated third party. The acquisition was accounted for using the purchase method. The estimated total purchase price is as follows.

Fair Value
Form of Consideration	(in millions)
Cash paid, net of cash acquired	$52.8
Stock issued	37.3
Future payments	8.3
Acquisition costs	1.1

Total consideration	$99.5
     The allocation of the purchase price is preliminary as the Company completes its determination of the fair values of the assets acquired and the liabilities assumed. The results of operations of JJMA are included in Alion’s operations from the date of the acquisition.
     JJMA, founded in 1957, provides ship and systems design from mission analysis and feasibility trade-off studies through contract and detail design, production supervision, testing and logistics support for the commercial and naval markets. JJMA, with a 48-year history of providing service to government, commercial and international customers, has approximately 600 employees that cover the marine disciplines of engineering, design and program management. JJMA’s engineers have capabilities in ship design, ship signature management, advanced hydrodynamics and machinery control systems. The company operates out of 10 offices throughout the U.S. and has main offices in Iselin, NJ and in Alexandria, Virginia. The JJMA acquisition positions the Company to provide a broader array of services to existing customers within the U.S. Navy and to expand its capabilities to serve other government customers in civilian agencies as well as the U.S. Department of Defense.
     The table below sets out the unaudited pro forma effects of the JJMA acquisition on the Company’s revenue, net income and earnings per share as though the JJMA acquisition had taken place on the first day of each fiscal year presented. The unaudited pro forma information disclosed below for JJMA includes historical operating results and pro forma adjustments to reflect the effects of Alion’s acquisition of JJMA. The unaudited pro forma information does not purport to be indicative of the results of operations that would have actually been achieved if the transaction had occurred on the date indicated or the results of operations that will be reported in the future.

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
		JJMA	Alion		JJMA	Alion
	Alion	Pro Forma	Pro Forma	Alion	Pro Forma	Pro Forma
Pro Forma Revenue	$110,795	$—	$110,795	$69,808	$25,815	$95,623
Pro Forma Net Income (loss)	$(10,763)	$—	$(10,763)	$(2,805)	$(11)	$(2,816)
Weighted Average Shares Outstanding	4,863,099	—	—	4,571,681	—	4,571,681
Earnings Per Share	$(2.21)	$—	$(2.21)	$(0.61)	$—	$(0.62)

	Nine Months Ended June 30, 2005			Nine Months Ended June 30, 2004
		JJMA	Alion		JJMA	Alion
	Alion	Pro Forma	Pro Forma	Alion	Pro Forma	Pro Forma
Pro Forma Revenue	$260,707	$51,103	$311,810	$193,111	$77,431	$270,542
Pro Forma Net Income (loss)	$(34,093)	$(17,457)	$(51,550)	$(10,534)	$(3,517)	$(14,051)
Weighted Average Shares Outstanding	4,752,675	—	4,752,675	4,385,272	—	4,385,272
Earnings Per Share	$(7.17)	$—	$(10.85)	$(2.40)	$—	$(3.20

(16) Related Party Transactions
     On October 29, 2004, Dr. Atefi elected to redeem the amount due under his Deferred Compensation Agreement with Alion. The Company paid Dr. Atefi approximately $1.1 million including accrued interest of approximately $0.2 million. Dr. Atefi’s related warrants remain outstanding.
     On December 9, 2004, Alion extinguished a promissory note held by an officer of the Company. Alion paid the officer $750,000 plus accrued interest of $21,635.

(17) Commitments and Contingencies
Earn-Out Commitments
     The Company has earn-out commitments related to the following acquisitions:
     AB Technologies (AB Tech) — Earn-out is based on an agreed-upon formula applied to net income of the business units that formerly comprised AB Tech. The earn-out obligation period expired on February 7, 2005, the fifth anniversary of the original acquisition date. As of June 30, 2005, approximately $1.4 million of earn-out has been recorded for fiscal year 2005. See note 18 regarding the settlement of the Company’s dispute with the former shareholders of AB Tech.
     ITSC — Earn-out is based on a portion of the gross revenue of the business units that formerly comprised ITSC. The transaction is subject to a remaining earn-out provision not-to-exceed $1.5 million. As of June 30, 2005, $1.0 million of earn-out has been recorded from the date of the acquisition, approximately $0.8 million was recorded in fiscal year 2005. The obligation continues through September 30, 2005.
     CATI — Earn-out is based on the performance of the business units that formerly comprised CATI. The transaction is subject to an earn -out provision not-to-exceed a cumulative amount of $9.0 million based on attaining certain revenue goals for fiscal years 2005, 2006, and 2007, and a second earn-out provision not-to-exceed $1.5 million for attaining certain revenue goals in the commercial aviation industry. As of June 30, 2005, no earn-out obligation has been recorded for fiscal year 2005. The obligation continues through February 25, 2007.
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
     The suits arose in connection with a steam pipe explosion that occurred on or about April 23, 2004 on a construction site at 17th Street, N.W. in Washington, D.C. The plaintiffs died, apparently as a result of the explosion. They were employees of the prime contractor on the site, Grunley-Walsh, and the subcontractor, Cherry Hill Construction Company Inc., respectively. Grunley-Walsh had a contract with the U.S. General Services Administration (GSA) for construction on 17th Street N.W. near the Old

Executive Office Building in Washington, D.C. Sometime after the award of Grunley-Walsh’s construction contract, Alion was awarded a separate contract by GSA. Alion’s responsibilities on this contract were non-supervisory monitoring of Grunley-Walsh’s activities and reporting to GSA of any deviations from contract requirements.
     The Company intends to defend these lawsuits vigorously based on the facts currently known to the Company. The Company’s management does not believe that these lawsuits will have a materially adverse effect upon the Company, its operations or its financial condition.
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
(18) Subsequent Events
AB Tech settlement
     On July 22, 2005, the Company settled the ongoing dispute between the Company and AB Tech. Under the terms of the settlement, the Company paid $3.4 million to the former shareholders of AB Tech in July 2005, and has a remaining obligation to pay $0.7 million to the former shareholders of AB Tech within fifteen days following the date that the Company’s fiscal 2005 year-end audited financial statement report by the Company’s auditor is issued and made publicly available by the Company.

Joint Spectrum Center Contract
     On Friday, August 5, 2005, the Company was notified that it did not win the re-compete for its existing contract with the Joint Spectrum Center (the JSC) contract. The JSC contract represents approximately 13.4% of revenue for the nine months ended June 30, 2005, and approximately 18.3% and 21.3% of revenue, respectively, for the fiscal years ended September 30, 2004 and 2003. The Company has filed a formal bid protest before the Government Accountability Office with respect to the JSC contract award. The Company expects to continue to generate revenue from its existing JSC contract until its termination in October 2005. For additional information, see the JSC contract note in Item 2., Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
     The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following: changes to the ERISA laws related to the Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan; changes to the tax laws relating to the treatment and deductibility of goodwill, the Company’s subchapter S status, or any change in the Company’s effective tax rate; additional costs associated with compliance with provisions of the Sarbanes-Oxley Act of 2002, including any changes in the SEC’s rules, and other corporate governance requirements; failure of government customers to exercise options under contracts; funding decisions relating to U.S. Government projects; government contract procurement (such as bid protest) and termination risks; competitive factors such as pricing pressures and/or competition to hire and retain employees; the results of current and/or future legal proceedings and government agency proceedings which may arise out of our operations (including our contracts with government agencies) and the attendant risks of fines, liabilities, penalties, suspension and/or debarment; undertaking acquisitions that could increase our costs or liabilities or be disruptive; taking on additional debt to fund acquisitions; failure to adequately integrate acquired businesses; material changes in laws or regulations applicable to the Company’s businesses; as well as other risk factors discussed in the Company’s annual report on Form 10-K for the year ended September 30, 2004 (File No. 333-89756) filed with the SEC on December 28, 2004, and Post-Effective Amendment No. 5 to the Company’s registration statement on Form S-1 (File No. 333-89756) filed with the SEC on January 24, 2005.

     Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s view only as of August 15, 2005. The Company undertakes no obligation to update any of the forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise. This discussion addresses only our continuing operations.
Critical Accounting Estimates and Policies
     Our significant accounting policies are described in Note 2 to the consolidated financial statements included in Post-Effective Amendment No. 5 to the Company’s registration statement on Form S-1 (No. 333—89756) filed with the SEC on January 24, 2005.
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

     The Company’s revenue results from contract research and other services under a variety of contracts, some of which provide for reimbursement of cost plus fees and others of which are fixed-price or time-and-material type contracts. Absent evidence to the contrary, we recognize revenues as follows:
•	Cost-reimbursement contracts – revenue is recognized as costs are incurred and include an estimate of applicable fees earned.

•	Fixed-price contracts – revenue is recognized using the percentage-of-completion method based on various performance measures. From time to time, facts develop that require the Company to revise its estimated total costs or revenues expected. The cumulative effect of revised estimates is recorded in the period in which the facts requiring revisions become known. The full amount of anticipated losses on any type of contract are recognized in the period in which they become known.

•	Time-and-material contracts – revenue is recognized at contractually billable rates as labor hours and direct expenses are incurred. Labor and related costs are reimbursed at negotiated, fixed hourly rates.
     The following table summarizes the percentage of revenues attributable to each contract type for the periods indicated.

	For the Nine Months Ended June 30,
Contract Type	2005		2004
	(in millions)
Cost-reimbursement	$157	60%	$116	60%
Fixed-price	$50	19%	$29	15%
Time-and-material	$54	21%	$48	25%

Total	$261	100%	$193	100%

     Contracts with agencies of the federal government are subject to periodic funding by the contracting agency concerned. Funding for a contract may be provided in full at inception of the contract or ratably throughout the term of the contract as the services are provided. If funding is not assessed as probable, revenue recognition is deferred until realization is probable.
     Contract costs on federal government contracts, including indirect costs, are subject to audit by the federal government and adjustment pursuant to negotiations between the Company and government representatives. All of the Company’s federal government contract indirect costs have been audited and negotiated through fiscal year 2001. Contract revenues on federal government contracts have been recorded in amounts that are expected to be realized upon final settlement. Government audit of fiscal year 2002 on indirect costs has been completed pending final negotiation of the indirect rates. Audits for fiscal years 2003 and 2004 are in process.

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

     The following table sets forth, for each period indicated, the percentage of our revenues derived from each of our major types of customers.

	For the Nine Months Ended June 30,
Contract Type	2005		2004
	(in millions)
U.S. Department of Defense (DoD)	$240	92%	$178	92%
Other Federal Civilian Agencies	$14	5%	$11	6%
Commercial / State / Local and International	$7	3%	$4	2%

Total	$261	100%	$193	100%

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
     As of June 30, 2005, the Company has goodwill of approximately $162.5 million, subject to an annual impairment review. As of June 30, 2005, the Company has recorded approximately $33.4 million of intangible assets comprised primarily of the value assigned to purchased contracts. The intangible assets have an estimated useful life of one to five years and are amortized using the straight-line method.
Comparison of Results of Operations
     Alion completed its acquisitions of METI and CATI in February 2005, and JJMA in April 2005. The principal differences in the results of Alion’s operations for the three and nine month periods ended June 30, 2005 and 2004 arise from the effects of these acquisitions. The operating results of each of these acquisitions are separately identifiable within the Company’s consolidated results of operations. The following discussion and analysis identifies changes arising from effects of the METI, CATI and JJMA acquisitions as well as other changes in the Company’s operating results. Note 15 to the financial statements contained in this report presents the pro forma effect of the JJMA acquisition.
Results of Operations
Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
	(in millions)			(in millions)
			Consolidated			Consolidated
	Consolidated		Operations Less	Consolidated		Operations Less
	Operations of	Acquired	Acquired	Operations of	Acquired	Acquired
Financial information	Alion	Operations	Operations	Alion	Operations	Operations
Total revenue	$110.8	$30.7	$80.1	$69.8	$0.0	$69.8
Material and subcontract revenue	29.9	8.2	21.7	17.8	0.0	17.8

Total direct contract expenses	80.2	22.2	58.0	50.8	0.0	50.8
Major components of direct contract expense
Direct labor cost	47.6	12.9	34.7	30.9	0.0	30.9
Other direct cost (ODC)	3.4	1.3	2.1	2.6	0.0	2.6
Material and subcontract (M&S) cost	29.2	8.0	21.2	17.3	0.0	17.3

Gross profit	30.6	8.5	22.1	19.0	0.0	19.0

Total operating expense	32.2	7.7	24.5	19.2	0.0	19.2
Major components of operating expense
Indirect personnel and facilities	14.1	3.2	10.9	8.2	0.0	8.2
General and administrative	9.0	2.9	6.1	6.8	0.0	6.8
Depreciation and amortization	5.5	1.6	3.9	3.5	0.0	3.5
Stock-based compensation	3.4	0.0	3.4	0.5	0.0	0.5

Income (loss) from operations	(1.6)	0.8	(2.4)	(0.2)	0.0	(0.2)

Other income and expense	(9.2)	0.0	(9.2)	(2.6)	0.0	(2.6)

Income tax benefit / (expense)	0.0	0.0	0.0	0.0	0.0	0.0

Net income (loss)	$(10.8)	$1.0	$(11.8)	$(2.8)	$0.0	$(2.8)

*	The operations of the the acquired entities CATI, METI, and JJMA have been fully integrated within Alion on a consolidated basis.

The financial information attributed to these entities are the estimates of management.
Revenues. Revenues increased $41.0 million to $110.8 million, or 58.7%, from $69.8 million for the three months ended June 30, 2005 and 2004, respectively. Acquired operations generated approximately $30.7 million of the increase and $10.3 million came from work performed by the non-acquired operations of Alion on contracts that were in existence during the prior fiscal year or were awarded during the current fiscal year.
     For the three months ended June 30, 2005, our performance of additional work under contracts that were in existence during the prior fiscal year or were awarded during the current fiscal year includes an increase of approximately $8.0 million related to support under the Modeling & Simulation Information Analysis Center (MSIAC) contract and an increase of approximately $4.5 million in our services under the U.S. Army Night Vision Lab Hightech Omnibus (“Night Vision”) contract. On the balance of our contracts from non-acquired operations, revenue decreased approximately $2.2 million for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004.
     As a component of revenue, material and subcontract (M&S) revenue increased approximately $12.1 million to $29.9 million, or 68.0%, from $17.8 million for the three months ended June 30, 2005 and 2004, respectively. M&S revenue on contracts of acquired operations was approximately $8.2 million while approximately $3.9 million was generated by contracts that were in existence during the prior year or were awarded during the current fiscal year. The $3.9 million increase consisted of an approximate $4.5 million increase related to the Night Vision contract and an approximate $0.6 million decrease attributable to various other contracts. As a percentage of total revenue, M&S revenue increased approximately 1.5% to 27.0% from 25.5% for the three months ended June 30, 2005 and 2004, respectively.
Direct Contract Expenses. Direct contract expenses increased approximately $29.4 million to $80.2 million, or 57.9%, from $50.8 million for the three months ended June 30, 2005 and 2004, respectively. Direct contract expenses of the acquired operations were approximately $22.2 million while an increase of approximately $7.2 million in direct contract expense was generated by contracts performed by the non-acquired operations of Alion that were in existence during the prior fiscal year or were awarded during the current fiscal year.
     As a percentage of revenue, direct contract expenses were 72.4% for the three months ended June 30, 2005 as compared to 72.8% for the three months ended June 30, 2004. The changes in specific components of direct contract expenses were:
•	Direct labor expense for the three months ended June 30, 2005 increased by $16.7 million, or 54.1%, to $47.6 million from $30.9 million for the three months ended June 30, 2004. As a percentage of revenue, direct labor expense was 43.0% for the three months ended June 30, 2005 and 44.3% for the three months ended June 30, 2004.

•	M&S expense increased approximately $11.9 million, or 68.8%, to $29.2 million for the three months ended June 30, 2005, compared to $17.3 million for the three months ended June 30, 2004. As a percentage of revenue, M&S expense was 26.4% for the three months ended June 30, 2005 as compared to 24.8% for the three months ended June 30, 2004. The percentage increase in M&S expense is directly associated with the relative percentage increase in M&S revenue as described above. As a percentage of M&S revenue, M&S expense was approximately 97.7% during the three months ended June 30, 2005, as compared to 97.2% for the three months ended June 30, 2004.
     Gross Profit. Gross profit increased $11.6 million, or 61.1%, to $30.6 million for the three months ended June 30, 2005, from $19.0 million for the three months ended June 30, 2004. The $11.6 million increase is attributable to the following:

•	Gross profit increase generated by the activities of the acquired operations	$8.5 million

•	Gross profit increase generated primarily by work performed under contracts that were in existence during the prior fiscal year or that were awarded during the current fiscal year	$3.1 million

	Total:	$11.6 million
As a percentage of revenue, gross profit was 27.6% for three months ended June 30, 2005 as compared to 27.2% for the three months ended June 30, 2004. The percentage increase in gross profit is attributable to a percentage increase in fixed-price and time and material work.
     Operating Expenses. Operating expenses increased $13.0 million, or 67.7% to $32.2 million for the three months ended June 30, 2005, from $19.2 million for the three months ended June 30, 2004. The $13.0 million increase is attributable to the following:

•	Operating expense increase incurred by the activities of the acquired operations	$7.7 million
•	Operating expense increase incurred by the activities of the non-acquired operations	$5.3 million

	Total:	$13.0 million
     As a percentage of revenue, operating expense was 29.1% for the three months ended June 30, 2005 as compared to 27.5% for the three months ended June 30, 2004. Operating expenses, net of depreciation, amortization expense, and stock-based compensation expense, increased approximately $8.1 million, or 53.3%, to $23.3 million for the three months ended June 30, 2005, from $15.2 million for the three months ended June 30, 2004. As a percentage of revenue, operating expense, net of depreciation, amortization expense, and stock-based compensation expense, was 21.0% for the three months ended June 30, 2005 as compared to 21.8% for the three months ended June 30, 2004. The changes in other specific components of operating expenses were:
•	Overhead expenses for indirect personnel and facilities costs related to rental and occupancy expenses increased approximately $5.9 million, or 71.9%, to $14.1 million for the three months ended June 30, 2005, from $8.2 million for the three months ended June 30, 2004. Of the $5.9 million increase in indirect personnel and facilities expense, approximately $3.2 million was generated by the acquired operations and approximately $2.7 million was incurred by the business activities of the non-acquired operations. As a percentage of revenue, operating expense relating to indirect personnel and facilities expense was approximately 12.7% for the three months ended June 30, 2005 as compared to 11.7% for the three months ended June 30, 2004.

•	General and administrative (G&A) expense increased approximately $2.2 million, or 48.9%, to $9.0 million for the three months ended June 30, 2005, compared to $6.8 million for the three months ended June 30, 2004. As a percentage of revenues, G&A expenses were 8.1% for the three months ended June 30, 2005, compared to 9.7% for the three months ended June 30, 2004.

•	Stock-based compensation and deferred compensation relate primarily to the SAR and phantom stock plans. This expense increased approximately $2.9 million, or approximately 580% to $3.4 million for the three months ended June 30, 2005, from approximately $0.5 million for the three months ended June 30, 2004. As a percentage of revenue, operating expense relating to stock-based compensation and deferred compensation expense was 3.1% and 0.5% for the three-month periods ended June 30, 2005 and 2004, respectively. The increase in stock-based compensation and deferred compensation is a result of the increase in the value of Alion’s common stock and the increase in the total amount of outstanding SARs and phantom stock.

•	Depreciation and amortization expense increased approximately $2.0 million, or 55.2%, to $5.5 million for the three months ended June 30, 2005, as compared to $3.5 million for the three months ended June 30, 2004.

For the three months ended June 30, 2005 and 2004, approximately $4.3 million and $2.8 million, respectively, of amortization expense incurred was associated with purchased contracts of IITRI and of the acquired operations. As a percentage of revenue, depreciation and amortization expense was 4.9% for the three months ended June 30, 2005 as compared to 5.0% for the three months ended June 30, 2004.
     Operating Loss. For the three months ended June 30, 2005, the Company sustained an operating loss of approximately $1.6 million compared with $0.2 million operating loss for the three months ended June 30, 2004. The $1.4 million increased loss is associated with factors discussed above and is attributable to the following:

•	Operating loss generated from the non-acquired operations	$(2.2) million

•	Operating income generated from the acquired operations	$0.8 million

	Total:	$(1.4) million
     Other Income (Expense). Other expense, net increased approximately $6.6 million, or 253.9%, to approximately $9.2 million, for the three months ended June 30, 2005 from approximately $2.6 million for the three months ended June 30, 2004.

Interest expense increased approximately $6.9 million to $9.4 million for the three months ended June 30, 2005, as compared to $2.5 million for the three months ended June 30, 2004, as summarized in the following table:

	For Three Months Ended June 30,
	(in millions)
	2005	2004
Revolving facility	$—	$0.3

Senior term loan	2.6	0.5

Mezzanine note — cash pay interest	—	0.6
— accretion of debt discount	—	0.1

Subordinated note — PIK interest	0.6	0.6
— accretion of long-term deferred interest	0.2	0.2
— accretion of debt discount	0.2	0.2

Accretion of warrant liability (a)	5.8	—

	$9.4	$2.5

(a)	Reflects change in value assigned to the detachable warrants associated with the Mezzanine and Subordinated notes based
     Income Tax (Expense) Benefit. The Company has filed qualified subchapter-S elections for all of its wholly-owned subsidiaries to treat them as disregarded entities for federal income tax purposes. Some states do not recognize the effect of these elections or Alion’s S-corporation status. As a result, the Company recorded zero and $0.004 million in state income tax expense for the three months ended June 30, 2005 and 2004, respectively.
     Net Loss. The Company’s net loss increased approximately $8.0 million or 296.4% to $10.8 million for the three months ended June 30, 2005, from $2.8 million for the three months ended June 30, 2004. The increased loss is due to factors discussed above. Acquired operations generated approximately $1.0 million of increased income while non-acquired operations generated approximately $11.8 million in increased in losses.

Nine Months Ended June 30, 2005 Compared to Nine Months Ended June 30, 2004

	Nine Months Ended June 30, 2005			Nine Months Ended June 30, 2004
	(millions)			(millions)
			Consolidated			Consolidated
	Consolidated		Operations Less	Consolidated		Operations Less
	Operations of	Acquired	Acquired	Operations of	Acquired	Acquired
Financial information	Alion	Operations	Operations	Alion	Operations	Operations
Total revenue	$260.7	$32.9	$227.8	$193.1	$0.0	$193.1
Material and subcontract revenue	68.5	8.4	60.1	45.5	0.0	45.5

Total direct contract expenses	189.8	23.7	166.1	139.3	0.0	139.3
Major components of direct contract expense
Direct labor cost	115.2	14.1	101.1	88.1	0.0	88.1
Other direct cost (ODC)	7.2	1.4	5.8	7.0	0.0	7.0
Material and subcontract (M&S) cost	67.4	8.3	59.1	44.2	0.0	44.2

Gross profit	70.9	9.2	61.7	53.8	0.0	53.8

Total operating expense	72.8	8.3	64.5	54.7	0.0	54.7
Major components of operating expense
Indirect personnel and facilities	28.2	3.5	24.7	21.8	0.0	21.8
General and administrative	23.4	3.2	20.2	21.1	0.0	21.1
Depreciation and amortization	12.7	1.6	11.1	9.9	0.0	9.9
Stock-based compensation	7.6	0.0	7.6	1.4	0.0	1.4

Income (loss) from operations	(1.9)	0.9	(2.8)	(0.9)	0.0	(0.9)

Other income and expense	(32.1)	0.0	(32.1)	(9.6)	0.0	(9.6)

Income tax benefit / (expense)	(0.1)	0.0	(0.1)	0.0	0.0	0.0

Net income (loss) from operations	$(34.1)	$0.9	$(35.0)	$(10.5)	$(0.0)	$(10.5)

*	The operations of the the acquired entities CATI, METI, and JJMA have been fully integrated within Alion on a consolidated basis.

The financial information attributed to these entities are the estimates of management.
Revenues. Revenues increased $67.6 million to $260.7 million, or 35.0%, from $193.1 million for the nine months ended June 30, 2005 and 2004, respectively. Acquired operations generated approximately $32.9 million of the increase and $34.7 million of the increase came from work performed by the non-acquired operations of Alion on contracts that were in existence during the prior fiscal year or were awarded during the current fiscal year.
     For the nine months ended June 30, 2005, our performance of additional work under contracts that were in existence during the prior fiscal year or awarded during the current fiscal year included an increase of approximately $19.9 million related to support under the MSIAC contract with the Defense Information Systems Agency and an increase of approximately $10.7 million for services under the Night Vision contract. On the balance of our contracts from non-acquired operations, revenue increased approximately $4.1 million for the nine months ended June 30, 2005 as compared to the nine months ended June 30, 2004.
     As a component of revenue, material and subcontract (M&S) revenue increased approximately $23.0 million to $68.5 million, or 50.6%, from $45.5 million for the nine months ended June 30, 2005 and 2004, respectively. Acquired operations generated approximately $8.4 million of the increase and approximately $14.6 million in increased revenue was generated by contracts that were in existence during the prior fiscal year or awarded during the current fiscal year, of which, approximately $10.5 million was related to the Night Vision contract. As a percentage of total revenue, M&S revenue increased approximately 2.7% to 26.3% from 23.6% for the nine months ended June 30, 2005 and 2004, respectively. The increase comes from the contracts described above.
     Direct Contract Expenses. Direct contract expenses increased approximately $50.5 million to $189.8 million, or 36.3%, from $139.3 million for the nine months ended June 30, 2005, and 2004, respectively. Acquired operations generated approximately $23.7 million of the increase and approximately $26.8 million was generated by contracts that were in existence during the prior fiscal year or awarded during the current fiscal year.
     As a percentage of revenue, direct contract expenses were 72.8% for the nine months ended June 30, 2005 as compared to 72.1% for the nine months ended June 30, 2004. The changes in specific components of direct contract expenses were:
•	Direct labor expense for the nine months ended June 30, 2005 increased by $27.1 million, or 30.8%, to $115.2 million from $88.1 million for the nine months ended June 30, 2004. As a percentage of revenue, direct labor expense was 44.2% and 45.6% for each of the nine-month periods ended June 30, 2005 and 2004, respectively.

•	M&S expense increased approximately $23.2 million, or 52.5%, to $67.4 million for the nine months ended June 30, 2005, compared to $44.2 million for the nine months ended June 30, 2004. As a percentage of revenue, M&S expense was 25.9% for the nine months ended June 30, 2005 as compared to 22.9% for the nine months ended June 30, 2004. The percentage increase in M&S expense is directly associated with the relative percentage increase in M&S expense of the contracts as described above. As a percentage of M&S revenue, M&S expense was approximately 98.4% during the nine months ended June 30, 2005, as compared to 97.1% for the nine months ended June 30, 2004.

     Gross Profit. Gross profit increased $17.1 million, or 31.8%, to $70.9 million for the nine months ended June 30, 2005, from $53.8 million for the nine months ended June 30, 2004. The $17.1 million increase is attributable to the following:

•	Gross profit increase generated by the activities of the acquired operations	$9.2 million

•	Gross profit increase generated primarily by work performed under contracts that were in existence during the prior year or that were awarded during the current fiscal year	$7.9 million

	Total:	$17.1 million
     As a percentage of revenue, gross profit was 27.2% for nine months ended June 30, 2005 as compared to 27.9% for the nine months ended June 30, 2004.
     Operating Expenses. Operating expenses increased $18.1 million, or 33.1% to $72.8 million for the nine months ended June 30, 2005, from $54.7 million for the nine months ended June 30, 2004. The $18.1 million increase is attributable to the following:

•	Operating expense increase incurred by the activities of the non-acquired operations	$9.8 million

•	Operating expense increase incurred by the activities of the acquired operations	$8.3 million

	Total:	$18.1 million
     As a percentage of revenue, operating expense was 27.9% for the nine months ended June 30, 2005 as compared to 28.3% for the nine months ended June 30, 2004. Operating expenses, net of depreciation, amortization expense, and stock-based compensation expense increased approximately $9.1 million, or 21.0%, to $52.5 million for the nine months ended June 30, 2005, from $43.4 million for the nine months ended June 30, 2004. As a percentage of revenue, operating expense, net of depreciation, amortization expense, and stock-based compensation expense was 20.1% for the nine months ended June 30, 2005 as compared to 22.4% for the nine months ended June 30, 2004. The changes in some of specific components of operating expenses were:
•	Overhead expenses for indirect personnel and facilities costs related to rental and occupancy expenses increased approximately $6.4 million, or 29.4%, to $28.2 million for the nine months ended June 30, 2005, from $21.8 million for the nine months ended June 30, 2004. As a percentage of revenue, operating expense relating to indirect personnel and facilities expense was 10.8% for the nine months ended June 30, 2005 as compared to 11.3% for the nine months ended June 30, 2004.

•	G&A expense increased approximately $2.3 million, or 10.9%, to $23.4 million for the nine months ended June 30, 2005, compared to $21.1 million for the nine months ended June 30, 2004. As a percentage of revenues, G&A expenses were 9.0% for the nine months ended June 30, 2005, compared to 10.9% for the nine months ended June 30, 2004.

•	Stock-based compensation and deferred compensation relate primarily to the SAR and phantom stock plans. This expense increased approximately $6.2 million, or 442.8% to $7.6 million for the nine months ended June 30, 2005, from approximately $1.4 million for the nine months ended June 30, 2004. As a percentage of revenue, operating expense relating to stock-based compensation and deferred compensation expense was 2.9% and 0.7% the nine months ended June 30, 2005 and 2004, respectively. The $6.2 million increase is a result of the increase in the value of Alion common stock and the increase in the total amount of outstanding SARs and phantom stock.

•	Depreciation and amortization expense increased approximately $2.8 million, or 28.3%, to $12.7 million for the nine months ended June 30, 2005, as compared to $9.9 million for the nine months ended June 30, 2004.

For each nine-month period ended June 30, 2005 and 2004, approximately $9.6 million of amortization expense was associated with purchased contracts of IITRI and of the acquired operations. As a percentage of revenue, operating expense relating to depreciation and amortization expense was 4.9% for the nine months ended June 30, 2005 as compared to 5.1% for the nine months ended June 30, 2004.

•	Bad debt expense increased approximately $0.2 million to $0.5 million, or 66.7%, for the nine months ended June 30, 2005, from $0.3 million for the nine months ended June 30, 2004. As a percentage of revenue, bad debt expense was 0.2% for both the nine-month periods ended June 30, 2005 and 2004.
          Operating Loss. For the nine months ended June 30, 2005, the Company sustained an operating loss of approximately $1.9 million compared with a $0.9 million operating loss for the nine months ended June 30, 2004. The $1.0 million increase in loss is associated with factors discussed above and is attributable to the following:

•	An increase in operating income generated from the activities of the acquired operations	$0.9 million

•	An increase in operating loss generated from the activities of the non-acquired operations	$(1.9) million

	Total:	$1.0 million

     Other Income (Expense). Other expense, net increased approximately $22.5 million to approximately $32.1 million, or 234.3%, for the nine months ended June 30, 2005, from approximately $9.6 million for the nine months ended June 30, 2004. Interest expense increased approximately $22.9 million, or 243.6%, to $32.3 million for the nine months ended June 30, 2005 from approximately $9.4 million for the nine months ended June 30, 2004 and is summarized in the following table:

	For Nine Months Ended June 30,
	(in millions)
	2005	2004
Revolving facility	$0.3	$0.9

Senior term loan	4.7	1.3

Mezzanine note — cash pay interest	1.8	1.8
— accretion of debt discount	2.2	0.4

Subordinated note — PIK interest	1.8	1.8
— accretion of long-term deferred interest	0.4	0.3
— accretion of debt discount	0.7	0.6

Accretion of warrant liability (a)	20.4	2.3

	$32.3	$9.4

(a)	Reflects change in value assigned to the detachable warrants associated with the Mezzanine and Subordinated notes based on changes in the value of Alion common stock.
     Income Tax (Expense) Benefit. The Company has filed qualified subchapter-S elections for all of its wholly-owned subsidiaries to treat them as disregarded entities for federal income tax purposes. Some states do not recognize the effect of these elections or Alion’s S-corporation status. As a result, the Company recorded approximately $0.1 million in state income tax expense for the nine–month period ended June 30, 2005 and approximately $0.004 million for the nine-month period ended June 30, 2004.
     Net Loss. The Company’s net loss increased approximately $23.6 million or 224.8% to $34.1 million for the nine months ended June 30, 2005, from $10.5 million for the nine months ended June 30, 2004. The increased loss is due to factors discussed above. Approximately $24.5 million of the increased loss was generated by the non-acquired operations and approximately $0.9 million of increase in income was generated by acquired operations.
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
     The following discussion relates to the cash flow of Alion for the nine-month periods ended June 30, 2005 and 2004, including the cash flows of JJMA for the three months ended June 30, 2005.
     Net cash provided by operating activities of Alion was approximately $16.6 million for the nine months ended June 30, 2005, compared to cash used in operations of approximately $2.6 million for the nine months ended June 30, 2004. Of the $19.2 million difference, $9.1 million is due to increased collection of accounts receivable and $1.7 million due to increased trade accounts payable and accruals during the 2005 period.
     Net cash used in investing activities was approximately $73.6 million for the nine months ended June 30, 2005, principally for strategic acquisitions of, or investments in, other companies. During the nine months ended June 30, 2005, the Company paid approximately $18.2 million for the following acquisitions and investments: CATI — $7.3 million; METI — $7.0 million; Countermeasures, Inc. — $2.4 million; and VectorCommand Ltd. — $1.5 million. The Company paid approximately $58.7 million in cash as part of the purchase price for JJMA. The Company spent approximately $1.8 million for capital expenditures unrelated to its acquisitions.
     Net cash provided by financing activities was approximately $70.1 million for the nine months ended June 30, 2005, compared to net cash provided by financing activities of approximately $24.0 million for the nine months ended June 30, 2004. The most significant components of the Company’s financing activities are: 1) net proceeds from short term borrowings and 2) long term debt. During the nine months ended June 30, 2005, Alion borrowed $98.7 million in proceeds under the Term B Senior Credit Facility. The Company used approximately $53.6 million for the JJMA acquisition, approximately $22.0 million to redeem its Mezzanine Note and approximately $18.4 million to finance other acquisitions discussed above.
Discussion of Debt Structure
     On August 2, 2004, the Company entered into a new Term B senior secured credit facility (the Term B Senior Credit Facility) with a syndicate of financial institutions for which Credit Suisse First Boston (CSFB), serves as arranger, administrative agent and collateral agent. LaSalle Bank National Association serves as syndication agent under the Term B Senior Credit Facility. As of March 31, 2005, the Company had outstanding indebtedness under this facility of approximately $71.6 million. On April 1, 2005, the Company entered into an incremental term loan facility and amendment number one to the Term B Senior Credit Facility (Amendment One), which added $72 million in term loans to our total indebtedness under the Term B Senior Credit Facility. Set forth below is a summary of the terms of the Term B senior credit facility, as modified by Amendment One.

Term B Senior Credit Facility
The Term B Senior Credit Facility has a term of five years and consists of:
•	a senior term loan in the approximate amount of $143.3 million, (which includes the incremental term loan), all of which was drawn down as of June 30, 2005;

•	a senior revolving credit facility, in the amount of $30.0 million, of which approximately $0.66 million was deemed borrowed as of June 30, 2005, through the issuance of letters of credit issued under the Company’s prior senior credit facility which remain outstanding under the Term B Senior Credit Facility and the issuance of one additional letter of credit directly under the Term B Senior Credit Facility; and

•	an uncommitted incremental term loan “accordion” facility in the amount of $150.0 million.
     On the senior term loan, until the quarter ending December 31, 2008, the Company is obligated to pay quarterly installments of principal in the amount of $360,000. On each of December 31, 2008, March 31, 2009, June 30, 2009 and August 2, 2009, the Company is obligated to pay installments of principal in the amount of $34,650,000.
     Under the senior revolving credit facility, the Company may request the issuance of up to $5.0 million of letters of credit and may borrow up to $5.0 million in swing line loans, a type of loan that is customarily used for short-term borrowing needs. All principal obligations under the senior revolving credit facility are to be repaid in full no later than August 2, 2009.
     The Company may prepay any of its borrowings under the Term B Senior Credit Facility, in whole or in part, in minimum increments of $1.0 million, in most cases without penalty or premium. The Company is responsible to pay any customary breakage costs related to the repayment of Eurodollar-based loans prior to the end of a designated Eurodollar rate interest period. The Company is required to pay a 1% pre-payment premium on the amount of term loans pre-paid from future debt proceeds if the interest rate margins of the future debt are lower than applicable interest rate margins then in effect under the Term B Senior Credit Facility and the Company makes the prepayment before April 1, 2006. If, during the term of the Term B Senior Credit Facility, the Company engages in the issuance or incurrence of certain permitted debt or the Company sells, transfers or otherwise disposes of certain of its assets, the Company must use all of the proceeds (net of certain costs, reserves, security interests and taxes) to repay term loan borrowings under the Term B Senior Credit Facility. If the Company engages in certain kinds of issuances of equity or has any excess cash flow for any fiscal year during the term of the Term B Senior Credit Facility, the Company must use 50 percent of the proceeds of the equity issuance (net of certain costs, reserves, security interests and taxes) or 50 percent of excess cash flow for that fiscal year to repay term loan borrowings under the Term B Senior Credit Facility. If the Company’s leverage ratio is less than 2.00 to 1.00 at the applicable time after taking into account the use of the net proceeds (in the case of an equity issuance), then the Company must use 25 percent of those net proceeds or excess cash flow for that fiscal year to repay term loan borrowings under the Term B Senior Credit Facility.
     If the Company borrows under the incremental term loan facility and certain economic terms of the incremental term loan, including applicable yields, maturity dates and average life to maturity, are more favorable to the incremental term loan lenders than the comparable economic terms under the senior term loan or the senior revolving credit facility, then the Term B Senior Credit Facility provides that the applicable interest rate spread will be adjusted upward. The upward adjustment will take place if the yield payable under the incremental term loan exceeds the yield under the senior term loan or senior revolving credit facility by more than 50 basis points. The effect of this provision is that an incremental term loan may make our borrowings under the senior term loan and the senior revolving credit facility more expensive.
     The Term B Senior Credit Facility requires that the Company’s existing subsidiaries and subsidiaries that the Company acquires during the term of the Term B Senior Credit Facility, other than certain insignificant subsidiaries, guarantee the Company’s obligations under the Term B Senior Credit Facility. Accordingly, the Term B Senior Credit Facility is guaranteed by the Company subsidiaries, HFA, CATI, and METI.
Use of Proceeds. On August 2, 2004, the Company borrowed $50.0 million through the senior term loan under the Term B Senior Credit Facility. The Company used the proceeds to retire its then outstanding senior term loan and revolving credit facility administered by LaSalle Bank in the approximate amount of $47.2 million including principal and accrued and unpaid interest and to pay certain transaction fees associated with the refinancing in the approximate amount of $3.3 million. In October 2004, the Company borrowed approximately $22.0 million of the senior term loan to retire our existing mezzanine note in the approximate principal amount of $19.6 million and to pay accrued and unpaid interest and prepayment premium in the aggregate amount of approximately $2.4 million. On April 1, 2005, the Company borrowed $72 million in an incremental term loan under the Term B Senior Credit Facility. We used approximately $58.7 million of the incremental term loan proceeds to pay a portion of the JJMA acquisition price, and approximately $1.25 million to pay certain transaction fees associated with the incremental term loan. The remaining $12 million will be used for general corporate purposes, which may include financing permitted acquisitions, and funding the Company’s working capital needs, as necessary.
     The Term B Senior Credit Facility permits the Company to use the remainder of its senior revolving credit facility for the Company’s working capital needs and other general corporate purposes, including to finance permitted acquisitions. The Term B Senior Credit Facility permits the Company to use any proceeds from the uncommitted incremental term loan facility to finance permitted acquisitions and to make certain put right payments required under the Company’s existing mezzanine warrant, if those put rights are exercised, and for any other purpose permitted by any future incremental term loan.
Security. The Term B Senior Credit Facility is secured by a first priority, perfected security interest in all of the Company’s current and future tangible and intangible property, as well as all of the current and future tangible and intangible property of the Company’s subsidiaries, HFA, CATI and METI.
Interest and Fees. Under the Term B Senior Credit Facility, the senior term loan and the senior revolving credit facility can each bear interest at either of two floating rates. The Company was entitled to elect that interest be payable on the Company’s $143.3 million senior term loan at an annual rate equal to the prime rate charged by CSFB plus 125 basis points or at an annual rate equal to the Eurodollar rate plus 225 basis points. The Company was also entitled to elect that interest be payable on the Company’s senior revolving credit facility at an annual rate that varies depending on the Company’s leverage ratio and whether the borrowing is a Eurodollar borrowing or an ABR borrowing. Under the Term B Senior Credit Facility, if the Company were to elect a Eurodollar borrowing under its senior revolving credit facility, interest would be payable at an annual rate equal to the Eurodollar rate plus additional basis points as reflected in the table below under the column “Eurodollar Spread” corresponding to the Company’s leverage ratio at the time. Under the Term B Senior Credit Facility, if the Company elects an ABR borrowing under its senior revolving credit facility, the Company may elect an alternate base rate based on a federal funds effective rate or based on CSFB’s prime rate, plus additional basis points as reflected in the table below under the column “Federal Funds ABR Spread” or “Prime Rate ABR Spread” corresponding to the Company’s leverage ratio at the time.

	Eurodollar		Prime Rate
	Spread	ABR Spread	ABR Spread
Leverage Ratio	(in basis points)	(in basis points)	(in basis points)

Category 1	275	225	175
Greater than or equal to 3.00 to 1.00
Category 2	250	200	150
Greater than or equal to 2.50 to 1.00 but less than 3.00 to 1.00
Category 3	225	175	125
Greater than or equal to 2.00 to 1.00 but less than 2.50 to 1.00
Category 4	200	150	100
Less than 2.00 to 1.00
     On April 1, 2005, the Company elected to have the senior term loan bear interest at the Eurodollar rate and the senior revolving credit facility bear interest at the ABR rate (based on CSFB’s prime rate). As of June 30, 2005, the Eurodollar rate was 5.64 percent

(i.e., 3.39 percent plus 2.25 percent Eurodollar spread), and the ABR rate (based on CSFB’s prime rate) on the senior revolving credit facility was 7.25 percent (i.e., 6.0 percent plus 1.25 percent spread).
     Under the Term B Senior Credit Facility, the Company was required to enter into an interest rate hedge agreement acceptable to CSFB to fix or cap the actual interest the Company will pay on no less than 40 percent of the Company’s long-term indebtedness.
     On August 16, 2004, the Company entered into an interest rate cap agreement effective as of September 30, 2004 with one of the Company’s senior lenders. Under this agreement, in exchange for the Company’s payment to the senior lender of approximately $319,000, the Company’s maximum effective rate of interest payable with regard to an approximately $37.3 million portion of the outstanding principal balance of the Term B Senior Credit Facility was not to exceed 6.64 percent (i.e., LIBOR 3.89 percent cap plus maximum 2.75 percent Eurodollar spread) for the period September 30, 2004 through September 29, 2005 and was not to exceed 7.41 percent (i.e., LIBOR 4.66 percent cap plus 2.75 percent maximum Eurodollar spread) for the period September 30, 2005 through September 30, 2007.
     On April 15, 2005, the Company entered in to a second interest rate cap agreement which covers an additional $28.0 million of the Company’s long-term indebtedness. The interest on such portion of the Company’s long-term indebtedness is capped at 7.25 percent (i.e., LIBOR 5.00 percent cap plus 2.25 percent Eurodollar spread). For this second cap agreement, the Company paid a senior lender $117,000. The second interest rate cap agreement terminates on September 30, 2007. Further, the Company’s maximum effective rate of interest payable under the first interest rate cap agreement was reset and capped at a maximum interest rate of 6.91 percent (i.e., LIBOR 4.66 percent cap plus maximum 2.25 percent Eurodollar spread). As of June 30, 2005, approximately $65.3 million, or 45.6 percent, of the remaining $143.3 million drawn under the Term B Senior Credit Facility is at a capped interest rate. The maximum effective interest rate on the $65.3 million that is currently under cap agreements is approximately 7.06 percent. The remaining outstanding aggregate balance under the Term B Senior Credit Facility over $65.3 million, which was approximately $78.0 million as of June 30, 2005, is not subject to any interest rate cap agreements or arrangements.
     Subject to certain conditions, the Company may convert a Eurodollar-based loan to a prime rate based loan and the Company may convert a prime rate based loan to a Eurodollar-based loan.
     The Company is obligated to pay on a quarterly basis a commitment fee of 0.50 percent per annum on the daily unused amount in the preceding quarter of the commitments made to the Company under the Term B Senior Credit Facility including the unused portion of the senior term loan and the unused portion of the $30.0 million senior revolving credit facility.

     For fiscal year 2005, as of June 30, 2005, the Company paid a 0.5 percent commitment fee of zero dollars and approximately $0.05 million on the unused amounts of the senior term loan and senior revolving credit facility, respectively. As of June 30, 2005, the unused amounts of the senior term loan and senior revolving credit facility were zero and approximately $30.0 million, respectively.
     Each time a letter of credit is issued on the Company’s behalf under the senior revolving credit facility, the Company will pay a fronting fee not in excess of 0.25 percent of the face amount of the letter of credit issued. In addition, the Company will pay quarterly in arrears a letter of credit fee based on the interest rate spread applicable to the revolving credit facility borrowing made to issue the letter of credit. The Company will also pay standard issuance and administrative fees specified from time to time by the bank issuing the letter of credit.
     In addition to letter of credit fees, commitment fees and other fees payable under the Term B Senior Credit Facility, the Company will also pay an annual agent’s fee.
Covenants. The Term B Senior Credit Facility requires the Company to meet the following financial tests over the life of the facility:
•	Leverage Ratio. The Company’s leverage ratio is calculated by dividing the total outstanding amount of all of the Company’s consolidated indebtedness, but excluding the amount owed under the Company’s subordinated note and the aggregate amount of letters of credit issued on the Company’s behalf other than drawings which have not been reimbursed, by the Company’s consolidated EBITDA for the previous four fiscal quarters on a rolling basis. The maximum total leverage ratio is measured as of the end of each of our fiscal quarters. For purposes of determining the Company’s leverage ratio as of or for the periods ended on September 30, 2004, December 31, 2004 and March 31, 2005, the Term B Senior Credit Facility deems the Company’s consolidated EBITDA to be $7.5 million for the fiscal quarter ended December 31, 2003, $7.0 million for the fiscal quarter ended March 31, 2004, and $7.7 million for the fiscal quarter ended June 30, 2004, respectively. For each of the following time periods, the Company is required to maintain a maximum leverage ratio not greater than the following:

Period	Ratio

August 2, 2004 through March 31, 2005	3.85 to 1.00
April 1, 2005 through December 31, 2005	3.75 to 1.00
January 1, 2006 through March 31, 2006	3.50 to 1.00
April 1, 2006 through March 31, 2007	3.25 to 1.00
April 1, 2007 through March 31, 2008	2.75 to 1.00
Thereafter	2.25 to 1.00

•	Interest Coverage Ratio. The Company’s interest coverage ratio is calculated by dividing the Company’s consolidated EBITDA, less amounts the Company spends attributable to property, plant, equipment and other fixed assets, by the Company’s consolidated interest expense. For purposes of determining the Company’s interest coverage ratio as of or for the periods ended on September 30, 2004, December 31, 2004 and March 31, 2005, the Term B Senior Credit Facility deems the Company’s consolidated EBITDA to be $7.5 million for the fiscal quarter ended December 31, 2003, $7.0 million for the fiscal quarter ended March 31, 2004, and $7.7 million for the fiscal quarter ended June 30, 2004. The Company is required to maintain a minimum fixed charge coverage ratio of at least the following:

Date or Period	Ratio

August 2, 2004 through September 30, 2005	3.75 to 1.00
Thereafter	4.00 to 1.00
The Term B Senior Credit Facility includes covenants which, among other things, restrict the Company’s ability to do the following without the prior consent of syndicate bank members that have extended 50 percent or more of the then outstanding aggregate senior credit facility:
•	incur additional indebtedness other than permitted additional indebtedness;

•	consolidate, merge or sell all or substantially all of the Company’s assets;

•	make certain loans and investments including acquisitions of businesses, other than permitted acquisitions;

•	pay dividends or distributions other than distributions needed for the ESOP to satisfy its repurchase obligations, for the Company to satisfy any put right if exercised by mezzanine warrant holders and for certain payments required under the Company’s equity based incentive plans;

•	enter into transactions with the Company’s shareholders and affiliates;

•	enter into certain transactions not permitted under ERISA;

•	grant certain liens and security interests;

•	enter into sale and leaseback transactions;

•	change lines of business;

•	repay subordinated indebtedness and redeem or repurchase certain equity; or

•	use the proceeds of the Company’s borrowings other than as permitted by the Term B Senior Credit Facility.
Events of Default. The Term B Senior Credit Facility contains customary events of default including, without limitation:
•	payment default;

•	breach of representations and warranties;

•	uncured covenant breaches;

•	default under certain other debt exceeding an agreed amount;

•	bankruptcy and insolvency events;

•	notice of debarment, suspension or termination under a material government contract;

•	certain ERISA violations;

•	unstayed judgments in excess of an agreed amount;

•	failure of the subordinated note to be subordinated to the Term B Senior Credit Facility;

•	failure of the guarantee of the Term B Senior Credit Facility to be in effect;

•	failure of the security interests to be valid, perfected first priority security interests in the collateral;

•	failure of the Company to remain an S-corporation;

•	the Trust is subject to certain taxes in excess of an agreed amount;

•	final negative determination that the ESOP is not a qualified plan; or

•	change of control (as defined below).
     For purposes of the Term B Senior Credit Facility, a change of control generally occurs when, before the Company lists its common stock to trade on a national securities exchange or the NASDAQ National Market quotation system and obtains net proceeds from an underwritten public offering of at least $30,000,000, the Trust fails to own at least 51 percent of the Company’s outstanding equity interests, or, after the Company has such a qualified public offering, any person or group other than IIT or the Trust owns more than 37.5 percent of the Company’s outstanding equity interests. A change of control may also occur if a majority of the seats (other than vacant seats) on the Company’s board of directors shall at any time be occupied by persons who were neither nominated by our board nor were appointed by directors so nominated. A change of control may also occur if a change of control occurs under any of the Company’s material indebtedness including the Company’s subordinated note, the warrants issued with the Company’s subordinated note and the warrants issued with the Company’s retired mezzanine note (which warrants remain outstanding).
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
     Warrants. The Company issued detachable warrants with the Mezzanine Note and the Subordinated Note. As of June 30, 2005, the outstanding warrants associated with the Mezzanine Note represent the right to buy approximately 504,902 shares of Alion common stock at an exercise price of $10.00 per share. These warrants are exercisable until December 20, 2008 and contain a put right giving the holder the right to require the Company to purchase the warrants back at the then-current fair value of the Company’s common stock, minus the warrants’ exercise price. The put right can be exercised within thirty days after a change in control, or within thirty days prior to December 20, 2008 if the ESOP is no longer in existence or a public market price exists for the Company’s common stock (or within thirty days after delivery to the current holders of an appraisal of the per share value of the Company’s common stock as of September 30, 2008, if the ESOP still exists and no public market price exists for the Company’s common stock). Although the Mezzanine Note was redeemed on October 1, 2004, the detachable warrants remain outstanding.
     As of March 31, 2005, outstanding warrants associated with the Subordinated Note represent the right to buy approximately 1,080,437 shares of Alion common stock at an exercise price of $10.00 per share. These warrants are exercisable until December 20, 2010 and also contain a put right giving the holder the right to require the Company to purchase the warrants back at the then-current fair value of the Company’s common stock, minus the warrants’ exercise price. This put right applies to up to 50% of these warrants within thirty days prior to December 20, 2009 if the ESOP is no longer in existence or a public market price exists for the Company’s common stock (or within thirty days after delivery to the warrant holders of an appraisal of the per share value of the Company’s common stock as of September 30, 2009, if the ESOP still exists and no public market price exists for its common stock), and up to 100% of these warrants within thirty days prior to December 20, 2010 if the ESOP is no longer in existence or a public market price exists for the Company’s common stock (or within thirty days after delivery to the warrant holders of an appraisal of the per share value of its common stock as of September 30, 2010, if the ESOP still exists and no public market value exists for its common stock).
     All put rights terminate upon one or more underwritten public offerings of Alion common stock resulting in aggregate gross proceeds of at least $30.0 million to the sellers (excluding proceeds received from certain affiliates of Alion).
     In July 2004, IITRI transferred all of its rights, title and interest in the warrants to IIT.
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
     As of June 30, 2005 and for the remainder of fiscal year 2005, and for the next five fiscal years, at a minimum, we expect that we will have to make the estimated interest and principal payments set forth below.

	6-Fiscal Year Period ($ in thousands)
	2005*	2006	2007	2008	2009	2010
Bank revolving credit facility
— Interest(1)	$49	$150	$150	$150	$150	$—
Senior Secured Term B Loan
— Interest(2)	2,800	10,825	11,281	9,465	4,791	—
— Principal(3)	360	1,440	1,440	1,440	138,600	—
Subordinated Note
— Interest(4)	—	—	—	—	6,384	3,192
— Principal(4)	—	—	—	—	27,132	27,132

Total cash — Pay interest	2,849	10,975	11,431	9,615	11,325	3,192
Total cash — Pay principal	360	1,440	1,440	1,440	165,732	27,132

Total	$3,209	$12,415	$12,871	$11,055	$177,057	$30,324

*	For the remaining quarter of fiscal year 2005.

1)	We anticipate accessing, from time to time, our $30.0 million bank revolving credit facility to finance our ongoing working capital needs. The term of the revolving credit facility is five years. For the three months remaining in fiscal year 2005, and for the fiscal years 2006 through 2009, we anticipate the balance drawn on the revolving credit facility to be minimal. The interest expense value includes an estimate for the unused balance fee on the $30.0 million revolving credit facility.

(2)	The projected average annual balance which we estimate will be drawn under the Senior Secured Term B Loan is as follows: $143.3 million, $141.8 million, $140.4 million, $139.0 million, and $69.9 million for the three months remaining in fiscal year 2005, and for fiscal years ending September 30, 2006, 2007, 2008, and 2009, respectively. Based on an estimated LIBOR rate plus the CSFB Eurodollar spread, the effective annual interest rate for fiscal years 2005, 2006, 2007, 2008, and 2009 is estimated to be approximately 6.0%, 6.5%, 6.7%, 6.8%, and 6.9%, respectively. The effective interest rate takes into account the interest rate cap agreements which limit the interest rate we will pay on a portion, but not all, of the outstanding principal balance of the Term B Senior Credit Facility. The current cap agreements expire in September 2007. Outstanding principal balances not under the cap agreements have interest expense based on the Eurodollar rate. The term of the Senior Secured Term B Loan is five years. The approximate impact of a 1% increase in the interest rate, as applied to principal balances drawn under the Senior Secured Term B Loan not covered by the current interest rate cap agreements would be $0.4 million,

$0.8 million, $0.8 million, $1.4 million, and $0.7 million for the three months remaining in fiscal year 2005 and for the fiscal years ending September 30, 2006, 2007, 2008 and 2009, respectively. The estimated interest expense value includes an estimate for the commitment fee on the Senior Secured Term B Loan.

(3)	The Term B Senior Credit Facility requires us to repay 1 percent of the principal balance outstanding under the senior term loan during each of the first four years (i.e., fiscal years 2005 through 2008) of its term and 96 percent of the principal balance outstanding during the fifth and final year of the loan. The table reflects the balance drawn of $143.3 million as of June 30, 2005, resulting in expected principal payments of approximately $0.4 million for the three months remaining in fiscal year 2005 and approximately $1.4 million each year for fiscal years 2006, 2007, and 2008. During the fifth year, or 2009, we expect to pay principal in the amount of $138.6 million. The Term B Senior Credit Facility also requires us to make mandatory prepayments of principal depending upon whether we generate certain excess cash flow in a given fiscal year, we issue certain equity, we issue or incur certain debt or we sell certain assets. As of June 30, 2005, no mandatory prepayments are due.

(4)	Interest expense on the Subordinated Note during the four fiscal years from 2005 to 2008 is 6% simple interest, paid-in-kind by the issuance of the PIK notes. These interest amounts accrue to principal increasing the principal value of the Subordinated Note. PIK notes do not bear interest. Interest obligations paid by issuance of the PIK notes will not be compounded. In the years 2005 through 2008, the PIK interest on the Subordinated Note will be approximately $2.4 million in each year. During the eight-year term of the Subordinated Note, approximately $14.4 million of principal accretes to the note through issuance of PIK notes. These amounts are included in the principal payments in fiscal years 2009 and 2010. In years 2009 and 2010, interest at 16% will be paid quarterly in cash on the original principal of $39.9 million. The principal, together with the outstanding balance of the PIK notes, will be paid in equal amounts at the end of fiscal years 2009 and 2010.
          Other Obligations
          Earn-outs
          AB Technologies Inc. — The Company has a maximum earn-out payment obligation of $11.5 million to the former shareholders of AB Tech arising from IITRI’s acquisition of their company. The earn out arrangement applies to results of certain operations for part of fiscal year 2000, all of fiscal years 2001 through 2004, and part of fiscal year 2005. As of June 30, 2005, approximately $1.4 of earn-out has been recorded for fiscal year 2005. As of June 30, 2005, the maximum earn-out obligation of $11.5 million has been recorded from inception to date.
          On July 22, 2005, the Company settled the ongoing dispute between the Company and AB Tech. Under the terms of the settlement, the Company paid $3.4 million to the former shareholders of AB Tech in July 2005, and has a remaining obligation to pay $0.7 million to the former shareholders of AB Tech within fifteen days following the date that the Company’s fiscal 2005 year-end audited financial statement report by the Company’s auditor is issued and made publicly available by the Company.
          CATI — The Company has a maximum earn-out payment obligation of $10.5 million to the former shareholders of CATI. The transaction is subject to an earn-out provision not-to-exceed a cumulative amount of $9.0 million based on attaining certain cumulative revenue goals for fiscal years 2005, 2006, and 2007, and a second earn-out provision not-to-exceed $1.5 million for attaining certain revenue goals in the commercial aviation industry. As of June 30, 2005, no earn-out obligations have been recorded for fiscal year 2005. The obligation continues through February 25, 2007.
          ITSC — The Company has a maximum remaining earn-out obligation not-to-exceed $1.5 million. As of June 30, 2005, approximately $1.3 million of earn-out has been recorded from the date of the acquisition, all of it in fiscal year 2005. The obligation continues through September 30, 2005.
          Lease Payments
          As of June 30, 2005, the Company’s remaining minimum lease payment obligations under non-cancelable operating leases for the fiscal years ending 2006, 2007, 2008, 2009, and 2010 are $18.0 million, $17.0 million, $15.7 million, $12.8 million and $8.6 million, respectively. The remaining aggregate obligations on these leases thereafter are approximately $4.0 million. Commercial facility lease expenses are included in these amounts. These commercial facility lease obligations are currently reimbursable costs under the Company’s government contracts.
          Other contingent obligations which will impact the Company’s cash flow relate to:
•	Repurchase obligations under the KSOP;

•	Obligations related to the holders’ put rights associated with the Mezzanine Note warrants;

•	Obligations related to the holder’s put rights associated with the Subordinated Note warrants; and

•	Obligations relating to our stock appreciation rights and phantom stock programs.

     As of June 30, 2005, the Company has spent a cumulative total of $4.1 million to repurchase shares of its common stock from the Trust to satisfy obligations under the KSOP to terminated employees.

	Number of Shares		Total Value
Date	Repurchased	Share Price	Repurchased
June 2003	5,248	$11.13	$58,412
July 2003	2,696	$11.13	$30,000
December 2003	50,031	$14.71	$735,956
May 2004	117	$16.56	$1,945
June 2004	727	$16.56	$12,039
June 2004	743	$16.56	$12,297
July 2004	48,309	$16.56	$799,997
December 2004	46,816	$19.94	$933,505
March 2005	5,691	$19.94	$113,486
June 2005	45,846	$29.81	$1,366,674
     The Company believes that cash flow from operations and cash available under its revolving credit facility will provide it with sufficient capital to fulfill its current business plan and to fund its working capital needs for at least the next 39 months. Although the Company expects to have positive cash flow from operations, it will need to generate significant additional revenues and earn net income in order to repay principal and interest on the indebtedness assumed under the new Term B Senior Credit Facility, and the remaining outstanding indebtedness incurred to fund the Transaction.
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
Joint Spectrum Center Contract
As disclosed in footnote 18 to the financial statements contained in this report, the Company did not win the re-compete for its existing contract with the JSC. The Company has filed a protest against the award of the contract to one of its competitors. In the interim, the Company continues to support the JSC customer under its existing contract through October 2005. Notwithstanding the outcome of the protest, the Company is taking action to mitigate the effects of the government’s procurement decision by attempting to migrate work that the Company has historically performed for the JSC to other existing Company contracts. The unawarded contract was expected to represent approximately 8.6% of the Company’s fiscal year 2006 revenue. If the Company is unsuccessful in its protest but is able to migrate work historically performed for the JSC to other existing Company contracts, management believes that it is possible that the decline in revenue for the next fiscal year could be as little as 6.1%.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
     The Company’s exposure to interest rate risk is primarily due to the debt it incurred to finance the Transaction and the subsequent refinancing of a portion of that debt in 2004 and an additional financing undertaken by the Company in October 2004 and April 2005. The Subordinated Note has a stated fixed interest rate, and therefore presents no risk of change to interest charges as a result of an increase in market interest rates. The balance drawn under the $30.0 million senior revolving credit facility bears interest at variable rates based on CSFB’s prime rate plus a maximum spread of 175 basis points. The balance on the Senior Secured Term B Loan bears interest at variable rates tied to the Eurodollar rate. Such variable rates increase the risk that interest charges will increase materially if market interest rates increase. The Company has reduced, in part, the maximum total amount of variable interest rate risk on the Senior Secured Term B Loan by entering into two interest rate cap agreements that cover the first $65.3 million of principal borrowed (which balance declines over time). Under the first cap agreement, in exchange for our payment to a senior lender of approximately $0.3 million, our maximum effective rate of interest payable with regard to an approximately $37.3 million portion of the outstanding principal balance of the Senior Secured Term B Loan will not exceed 6.64 percent. (i.e., LIBOR 3.89 percent cap plus maximum 2.75 percent Eurodollar spread) for the period September 30, 2004 through September 29, 2005 and is not to exceed 6.91 percent (i.e., LIBOR 4.66 percent cap plus 2.25 percent maximum Eurodollar spread) for the period September 30, 2005 through September 29, 2007. Under the second cap agreement, in exchange for our payment to a senior lender of approximately $0.1 million, our maximum effective interest rate payable with regard to an approximately $28.0 million additional portion of the outstanding principal balance under the Senior Secured Term B Loan will not exceed 7.25% (i.e., LIBOR 5.0 percent cap plus maximum 2.25 percent Eurodollar spread) through the date of termination of the second interest rate cap agreement on September 30, 2007. The remaining outstanding aggregate balance under the Term B Senior Credit Facility over $65.3 million, which was approximately $78.0 million as of June 30, 2005, is not subject to any interest cap rate cap agreements or arrangements. For a description of the existing interest rate cap arrangements, refer to “Discussion of Debt Structure” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
     The suits arose in connection with a steam pipe explosion that occurred on or about April 23, 2004 on a construction site at 17th Street, N.W. in Washington, D.C. Frank Stotmeister and Joseph Hudert died, apparently as a result of the explosion. The deceased were employees of the prime contractor on the site, Grunley-Walsh, and the subcontractor, Cherry Hill Construction Company Inc., respectively. Grunley-Walsh had a contract with the U.S. General Services Administration (GSA) for construction on 17th Street N.W. near the Old Executive Office Building in Washington, D.C. Sometime after the award of Grunley-Walsh’s construction contract, Alion was awarded a separate contract by GSA. Alion’s responsibilities on this contract were non-supervisory monitoring of Grunley-Walsh’s activities and reporting to GSA of any deviations from contract requirements.
     The Company intends to defend these lawsuits vigorously, based on the facts currently known to the Company. The Company’s management does not believe that these lawsuits will have a materially adverse effect upon the Company, its operations or its financial condition.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of Beagle Holdings, Inc.(3)

3.2	Amended and Restated By-laws of Alion Science and Technology Corporation.(1)

3.3	Third Amended and Restated Certificate of Incorporation of Alion Science and Technology Corporation.

4.1	Amended and Restated Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(2)

4.2	First Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(4)

4.3	Second Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(5)

4.4	Third Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(5)

4.5	Fourth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(5)

4.6	Fifth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(7)

4.7	Sixth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (7)

4.8	Seventh Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (7)

Exhibit No.	Description
4.9	Eighth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (7)

4.10	Ninth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (8)

10.37	First Amendment to the Mezzanine Warrant Agreement. (9)

10.38	First Amendment to the Seller Warrant Agreement. (9)

10.39	First Amendment to the Alion Mezzanine Warrant Agreement between Alion Science and Technology Corporation, Alion Science and Technology Corporation Employee Ownership, Savings and Investment Trust, and Bahman Atefi. (9)

10.40	Third Amendment to the Alion Science and Technology Corporation Phantom Stock Plan.(10)

10.41	Alion Science and Technology Corporation Performance Shares and Retention Phantom Stock Plan. (10)

10.42	Second Amendment to the Alion Science and Technology Corporation 2002 Stock Appreciation Rights Plan. (10)

10.43	Alion Science and Technology Corporation 2004 Stock Appreciation Rights Plan. (10)

10.44	Second Amendment to the Alion Science and Technology Corporation Directors’ Deferred Compensation Plan. (10)

10.45	Second Amendment to the Alion Science and Technology Corporation Executive Deferred Compensation Plan. (10)

10.46	Second Amendment to the Seller Warrant Agreement. (10)

10.47	Second Amendment to the Mezzanine Warrant Agreement. (10)

10.48	Second Amendment to the Alion Mezzanine Warrant Agreement between Alion Science and Technology Corporation, Alion Science and Technology Corporation Employee Ownership, Savings and Investment Trust, and Bahman Atefi.(10)

10.49	Commitment letter by and between Alion Science and Technologies, Inc. and Credit Suisse First Boston for the $72 million Term Loan Facility, for Amendment One to existing Term Loan Facility. (11)

10.50	Third Amendment to the Seller Warrant Agreement.(12)

10.51	Third Amendment to Mezzanine Warrant Agreement.(12)

10.52	Third Amendment to the Alion Mezzanine Warrant Agreement between Alion Science and Technology Corporation, Alion Science and Technology Corporation Employee Ownership, Savings and Investment Trust, and Bahman Atefi.(12)

10.53	Stock Purchase Agreement by and among Alion Science and Technology, Inc, John J. Mc Mullen Associates, Inc., Marshall and Ilsley Trust Company, N.A. as Trustee to the John J. McMullen, Inc. Employee Stock Ownership Trust and P. Thomas Diamant, Anthony Serro, and David Hanafourde. 13)

10.54	Incremental Term Loan Assumption Agreement and Amendment Number One to existing Term Loan Facility with Credit Suisse First. (14)

Exhibit No.	Description
10.55	Employment Agreement between Alion Science and Technology, Inc. and Anthony Serro. (15)

10.56	Employment Agreement between Alion Science and Technology, Inc. and P. Thomas Diamant. (15)

31.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation pursuant to 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 9, 2002 (File no. 333-89756).

(2)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Pre-Effective Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 7, 2002 (File no. 333-89756).

(3)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 17, 2002 (File no. 333-89756).

(4)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Post-Effective Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 24, 2003 (File no. 333-89756).

(5)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarterly period ended July 4, 2003, filed with the Securities and Exchange Commission on August 15, 2003.

(6)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 28, 2004 (File no. 333-114935).

(7)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarterly period ended December 31, 2003, filed with the Securities and Exchange Commission on February 17, 2003 (File no. 333-89756).

(8)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2004, filed with the Securities and Exchange Commission on December 28, 2004 (File no. 333-89756).

(9)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s annual report Form 10-K for the fiscal year ended September 30, 2004, filed with the Securities and Exchange Commission on December 28, 2004 (File no. 333-89756).

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
Date: August 15, 2005

By:	/s/ John M. Hughes

Name: John M. Hughes
Title: Chief Financial Officer

(Principal Financial and Accounting Officer and Duly Authorized Officer)