Form 10-K
period 2005-09-30
ALION SCIENCE & TECHNOLOGY CORP
filed 2006-01-31
CIK 1166568

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

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
None
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☐ Yes          ☑ No
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐ Yes          ☑ No
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     ☐ Yes          ☑ No
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes          ☑ No
      Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter: None
      The number of shares outstanding of Alion Science and Technology common stock as of September 30, 2005 was 5,149,840.
Documents Incorporated by Reference:
None

EXPLANATORY NOTE
      As previously reported, the Company delayed the filing of its Annual Report for the fiscal year ended September 30, 2005 to allow for an independent investigation relating to an anonymous letter received by the Company shortly before the deadline for filing the Annual Report alleging, among other things, that one of the Company’s business units has engaged in illegal activities with respect to certain of its business operations. Consistent with the Company’s Ethics Compliance Program, the Corporate Governance and Compliance Committee of the Registrant’s Board of Directors, in consultation with the Audit and Finance Committee of the Registrant’s Board of Directors, supervised an investigation that was conducted by independent outside legal counsel into the allegations.
      The investigation was completed on January 31, 2006. The investigation team did not uncover any evidence of any inappropriate activities of a material nature, as alleged in the anonymous letter. The Audit and Finance Committee of the Board of Directors reviewed the results of the investigation, expressed satisfaction with the scope and thoroughness of the investigation and confirmed that there was no evidence of any inappropriate activities of a material nature, as alleged in the anonymous letter.

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
      The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following: changes to the ERISA laws related to the Company’s Employee Ownership, Savings and Investment Plan; changes to the tax laws relating to the treatment and deductibility of goodwill; the Company’s subchapter S status, or any change in the Company’s effective tax rate; additional costs associated with compliance with the Sarbanes-Oxley Act of 2002, including any changes in the SEC’s rules, and other corporate governance requirements; failure of government customers to exercise options under contracts; funding decisions relating to U.S. Government projects; government contract procurement (such as bid protest) and termination risks; competitive factors such as pricing pressures and/or competition to hire and retain employees; the results of current and/or future legal proceedings and government agency proceedings which may arise out of our operations (including our contracts with government agencies) and the attendant risks of fines, liabilities, penalties, suspension and/or debarment; undertaking acquisitions that could increase our costs or liabilities or be disruptive; taking on additional debt to fund acquisitions; failure to adequately integrate acquired businesses; material changes in laws or regulations applicable to the Company’s businesses; as well as other risk factors discussed elsewhere in this annual report.
      Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s view only as of January 31, 2006. We undertake no obligation to update any of these factors or to publicly announce any change to our forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise.

Pro Forma Financial Data
      On December 20, 2002, Alion acquired Selected Operations of IIT Research Institute (“IITRI”) in a business combination accounted for using the purchase method (the “Transaction”). Prior to December 20, 2002, Alion was a shell company with limited operating activity. All operating data for the fiscal years ended September 30, 2003 and 2002 are pro forma as it relates to the Transaction described and presented in Item 6, “Selected Financial Data” and assume that this acquisition was completed on October 1, 2001. All pro forma information included in this annual report is based upon the assumptions described in Item 6.
Overview
      Alion Science and Technology Corporation (“Alion”, “the Company”, “we”, “our”) is an employee-owned company. We apply our scientific and engineering experience to research and develop technological solutions for problems relating to national defense, homeland security and energy and environmental analysis. We provide our research and development and engineering services primarily to agencies of the federal government, but also to departments of state and local government and foreign governments, as well as commercial customers both in the U.S. and abroad.
      Our revenue for fiscal year ended September 30, 2005 was $369.2 million, a 36.8% increase over the prior fiscal year. Federal government contracts accounted for approximately 96% of our revenues in the fiscal year ended September 30, 2005, of which approximately 88% came from the U.S. Department of Defense (DoD) alone. For the fiscal year ended September 30, 2004, federal government contracts accounted for approximately 98% of our revenues and approximately 91% came from the U.S. Department of Defense.

      We apply our expertise to a range of specialized fields, which we refer to as core business areas. The core business areas are further described below. The estimated percentage distribution of our annual revenues, by core business area, is provided in the table below.
Estimated Revenue by Fiscal Year*

Core Business Area	2005		2004		2003

	(In millions)
- Defense Operations	$131	36%	$105	39%	$84	39%
- Wireless Communications	$56	15%	$38	14%	$45	21%
- Industrial Technology Solutions	$52	14%	$36	13%	$28	13%
- Naval Architecture/ Marine Engineering	$51	14%	$1	0%	$0	0%
- Modeling and Simulation	$35	9%	$22	8%	$13	6%
- Chemical, Biological, Nuclear, and Environmental Sciences	$33	9%	$33	12%	$23	11%
- Information Technology	$11	3%	$35	13%	$20	10%

	$369	100%	$270	100%	$213	100%

*	Beginning 2005, the descriptions of the Core Business Areas were modified as compared to descriptions used in our Form 10-Ks for 2004 and 2003. The results for 2004 and 2003, have been re-categorized using the modified Core Business Area descriptions. Revenues and percentages are based on management estimates.
      Defense Operations. Our defense operations units provide the following services to the U.S. Department of Defense, including individual service components:

•	Military transformation: we identify and analyze issues and programs of major importance for the Office of the Secretary of Defense (OSD) and related U.S. military services transformation initiatives such as joint warfare experimentation. We also integrate command, control, communication and computer intelligence (C4I) initiatives and develop net-centric initiatives.

•	Logistics management: we provide support to the U.S. Army on a broad range of requirements including infrastructure assessment, reserve force mobilization, defense industrial base assessment, financial management, cost analysis, and base realignment, from planning to implementation.

•	Readiness assessments and operational support: we deliver strategic planning and decision-making process improvements by providing technical assistance and decision support tools, such as Full Spectrum Analysis and Distributed Information System Collaboration Architecture (DISCATM).

•	Training and education services: we assist the U.S. Department of Defense in the development of its department-wide education and training policies. We develop the necessary technology, compile the information to be used in the courseware, and then translate this into an electronic or web-based advanced distant learning medium so that the student can interact with the courseware from a remote location.

•	Critical infrastructure protection (CIP), risk and vulnerability analysis: we provide techniques, tools, and operational support to assess vulnerabilities and defend infrastructure, including ports, power plants and communications nodes.

•	Ordnance management: we provide inventory management, inspection and distribution of ordnance for the U.S. Navy.
      Wireless Communications. We provide wireless communications research and spectrum engineering services primarily to the U.S. Department of Defense, but also to other agencies of the federal government. To a lesser extent, we provide wireless communications research and spectrum engineering services to commercial customers and foreign governments. We have expertise in four primary areas:

•	Wireless and communications-electronics engineering: we perform work for the government “communications-electronics” and commercial wireless communities. The term “communications-electronics” refers to all devices or systems that use the radio frequency spectrum. Our work for the government sector includes such tasks as conducting modeling and simulation of communications networks, testing and evaluating navigational systems, and analyzing radar and space systems performance. For our commercial customers, both foreign and domestic, we determine whether wireless communication networks have the geographic coverage the customers desire, and whether the systems operate free of interference, and we make recommendations designed to improve network performance. We also evaluate and make recommendations for the design of radio transmitters, receivers and antennas for our commercial customers. In the area of net-centric operations, we design next generation wireless networks and devices, including frequency and bandwidth-adaptive systems.

•	Spectrum management: we perform studies and analyses related to the manner in which the radio frequency spectrum may be utilized without interruption or interference by both new and existing users and technologies. In addition, we assess existing and new technologies for their ability to utilize the radio frequency spectrum efficiently — in other words, to accomplish designated tasks without using too much of the available radio frequency spectrum. Our services, which include providing spectrum policy advice, are used to support decisions of senior government officials in the U.S. and abroad.

•	C4ISR system engineering: we deliver Command, Control, Communication and Computer Intelligence, Surveillance, and Reconnaissance (C4ISR) engineering and analysis support for radio frequency communications, radar, Identification Friend or Foe (IFF), and navigation systems to the U.S. Department of Defense system developers and integrators. We also develop automated spectrum management software to assign frequencies to multiple users of the radio frequency spectrum in an effort to minimize interference. Our software tool, Spectrum XXI, is the automated spectrum management system used worldwide by the U.S. Department of Defense, and it is now also being used by other agencies of the federal government. We also design, integrate and deploy spectrum monitoring software to locate and track violators of the rules and regulations of spectrum usage.

•	Electromagnetic environmental effects: we perform studies and analyses to measure and predict electromagnetic environmental effects for both government and commercial customers. Our work has involved building automated tools designed to predict the effects of potential hazards of electromagnetic radiation to ordnance, fuel and personnel. We also analyze electronic components in automotive parts such as brakes and airbags for electromagnetic interference issues on behalf of various commercial customers.
      Industrial Technology Solutions. We provide the following services to the U.S. Department of Defense and, to a lesser extent, to commercial customers:

•	Reliability, material and manufacturing engineering: we apply technology to enhance production, improve performance, reduce cost and extend life of complex engineered products.

•	Sensor technology development: we develop, evaluate, adapt and integrate sensor technologies and provide support to the U.S. Department of Defense’s Night Vision Electronic Sensors Laboratory.

•	Facilities engineering/construction management: we provide expertise in engineering, architecture and related disciplines (e.g., construction management, logistics, design oversight and inspection).

•	Research and analysis center management: we manage numerous U.S. Department of Defense information analysis centers such as the: Advanced Materials and Processes Technology Information Analysis Center (AMPTIAC), Manufacturing Technology Information Analysis Center (MTIAC), Electronic Packaging and Interconnection Technology Center and the DuPage Manufacturing Research Center.

•	Acoustic engineering: we test and evaluate various components for sound transmission, absorption and intensity; field measurement testing; equipment vibration and isolation; noise abatement; and active silencing.

•	Aerospace coating production and application: we develop and apply coatings to protect government and commercial satellites as well as the International Space Station.

•	Innovative manufacturing technologies: we develop and integrate systems for low-volume productivity (e.g., laser cladding of parts), micro-machines and rapid manufacturing systems.
      Naval architecture/marine engineering. We provide technical services for ship and systems design from the initial phase of mission analysis and feasibility trade-off studies through contract and detail design, production supervision, testing and logistics support for the commercial and naval markets.

•	Ship design: we provide total ship design services for military and commercial customers. The services encompass whole ship systems engineering including requirements definition, concept analysis, feasibility studies and contract design, detail design and production support.

•	Naval architecture: we provide systems engineering/design integration, hull form development and performance analysis, structural design and analysis, weight engineering, and intact and damage stability analysis.

•	Marine engineering: we design and engineer ship systems including propulsion, electrical, fluids/piping, auxiliary, HVAC, deck machinery, and machinery automation and control systems. We provide expertise for machinery integration, test and trials, failure analysis, modeling and simulation, and integrated logistics support.

•	Combat systems engineering: we provide services including mission and threat analysis, evaluation of candidate warfare and combat systems, development of specifications and installation drawings for topside and below-deck interface requirements, and ship modernizations.
      Modeling and Simulation. Our modeling and simulation operations assist our customers in examining the outcome of events by providing services such as:

•	Wargaming, experimentation, scenario design and execution: we design and conduct strategic and operations analytic wargames to evaluate future operational concepts and force transformation initiatives, create and implement training scenarios for 2 dimensional and 3 dimensional simulation systems, support Joint Forces Command’s (JFCOM) Millennium Challenge, and we support Joint Conflict and Tactical Simulation (JCATS) scenarios.

•	C4I integration: for the U.S. Department of Defense, we design and develop policies to enable standard automated interfaces between simulation and Command, Control, Communication and Computer Intelligence systems which support improved planning, training and military operations.

•	Analysis and visualization: we develop terrain modeling databases and realistic 3D visual systems for flight simulation and other training systems. We manage the Modeling and Simulation Information Analysis Center (MSIAC) for the U.S. Department of Defense (DoD).

•	Phenomenological modeling: we develop phenomenological models for nuclear, chemical, biological and electromagnetic environments.

•	Locomotive simulators: we design and build railroad car simulators and complementary training programs for railway carriers to train their employees. Participation in our simulation training is designed to improve safety and to minimize fuel consumption for carriers. Our training tools range from training simulators based on desktop computers to full motion simulators for both electric and diesel-electric locomotives. We have delivered our training tools and services to domestic government and commercial customers and to customers in the U.K., Brazil, Turkey, India, Australia and South Africa.

      Chemical, biological, nuclear and environmental sciences. Our chemical, biological, nuclear and environmental sciences operations provide a wide range of research primarily to the U.S. Department of Defense and the U.S. Environmental Protection Agency, but also to other departments of federal, state and local governments, including:

•	Chemical/biological agent detection, destruction, and decontamination: we develop, test and evaluate safe methods for detection, destruction and chemical decontamination of chemical, biological and other toxic agents; and operate a chemical agent surety laboratory. We provide technical expertise to branches of the U.S. military, the FBI, police departments, hospitals, fire departments, and other federal government and commercial customers to reduce the threat of chemical-biological terrorism. We provide analytical methods to enhance safe handling of chemical substances and design methods to convert harmful chemical and biological materials into harmless materials.

•	Laboratory support: using our laboratory facilities we analyze materials, wastes and effluents to determine constituents and/or properties; develop and validate analytical methods and instruments; and develop, test and implement methods for measuring air quality.

•	Life sciences: we provide analysis, testing, operational and laboratory support in the areas of: biotechnology, biomedical sciences, drug development and toxicology.

•	Detection, recovery and disposal of unexploded ordnance and explosives: we demilitarize conventional, toxic/radioactive and chemical warfare material; decontaminate and demolish buildings and equipment contaminated with explosives. We provide these services through our wholly-owned subsidiary, Human Factors Applications, Inc. (HFA).

•	Environmental sciences: we provide analysis, operational and laboratory support in: air pollution research, toxicology, ecology and habitat, and quality assurance program support; underwater, airborne and radiated noise analysis; exhaust plume dispersion calculations and modeling; alternative fuels and fuel additives testing; emissions modeling; air and water pollution equipment evaluations; and technology evaluations of waste streams.

•	Nuclear Safety and Analysis: we provide nuclear safety and analysis services to the U.S. Department of Energy (DOE) and its National Laboratories as well as to the commercial nuclear power industry. Our services include: modeling and simulation in the areas of computational fluid dynamics, structural response, materials behavior, and neutronics; safety and risk performance analysis in the areas of probabilistic safety assessments, accident consequence analysis, and source term dose assessment; design and performance assessment services to nuclear power facilities in the areas of control room habitability, power rate analysis, and license extension; management systems and technical program services in the areas of compliance (e.g., regulatory analysis, policy development, and audits), project management, and training; and regulatory compliance technical support services in the areas of nuclear plant operational readiness reviews and conduct of operations.
      Information Technology. Our information technology operations provide the following research primarily to agencies of the federal government, including the U.S. Department of Defense, the Internal Revenue Service and the National Institutes of Health, but also to commercial customers:

•	Enterprise architecture development and integration: we design, develop and implement enterprise information systems.

•	Applications development: we develop web-based and stand-alone solutions, as well as decision support tools.

•	Knowledge management: we deliver solutions for data warehousing/mining, decision support, and information analysis.

•	Network design and secure network operations: we provide information assurance, business continuity and disaster planning, network planning, call center modeling and re-engineering, and designs for virtual private networks (VPNs).

•	Independent verification and validation: we implement modeling and simulation, test and evaluation, and database monitoring.

•	Medical informatics: we develop and integrate technologies for acquisition, storage and use of information, including decision support, in-health and biomedicine.
      Software Tools and Technology Products. We have developed a series of software tools and technology products that complement our core business areas. Examples include:

•	Frequency Assignment & Certification Engineering Tool (FACETtm): this software tool automates the assignment of radio frequencies, which we refer to as spectrum management, in a way that is designed to minimize interference between multiple users of the radio frequency spectrum.

•	Advanced Cosite Analysis Tool (ACATtm): this software tool is designed to permit co-location of numerous antennas on towers, rooftops and other platforms by predicting interference between the various systems and informing the user how to minimize interference.

•	Spectrum Monitoring Automatic Reporting and Tracking System (SMARTtm): this system characterizes the frequency usage in a given geographic area, allowing the customer to remotely monitor the spectrum to identify unauthorized users and to look for gaps in the spectrum usage.

•	X-IGtm: this software provides 3-D images for managing and displaying visuals of terrain and environment used in flight simulation and other training systems.

•	MobSimtm/ SimViewertm: this software provides for tracking components across multiple modes of transportation (e.g., air, sea, rail and truck).

•	Virtual Ocean: this software provides visualization of ship motions based on analytically correct representation of the seaway.

•	Countermeasurestm: we provide vulnerability/risk assessment software used to analyze and quantify physical or electronic security.

•	Cave Dog: this product is a small, remote-controlled hemispherical, multi-spectral vision robot vehicle used for surveillance and reconnaissance.

•	Real Time Location System (RTLS): this product is designed to enable customers to track thousands of users in a defined area, such as a seaport, a football stadium or an office building, using low cost antennas and badges.

•	Isis- 3Dtm: we provide fire code software with specific models for weapon thermal hazard response, including aerosol and radiation models.

•	PRISMtm: we provide software used for system level failure rate modeling with the ability to model both operating and non-operating failure rates. The system considers non-component failure causes through process assessment.
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

• a $57.0 million cash component, which consisted of:
- approximately $25.8 million from the sale of our common stock to the ESOP;	$25.8 million (approximately)
- approximately $31.2 million in proceeds from a loan to Alion arranged by LaSalle Bank National Association;	$31.2 million (approximately)
• an approximate $60.2 million debt component, which consisted of:
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
$10.1 million (approximately)
• warrants issued to IITRI to purchase up to approximately 38% of our common stock, on a fully diluted basis (assuming the exercise of all outstanding warrants), at the closing date.	Warrants

	$127.3 million (approximately)	Plus warrants and the assumption of additional liabilities.
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
      Representations and Warranties. Within the stock purchase agreement, we made representations and warranties to the ESOP trust that are customary to transactions of this type, related to, but not limited, to:

•	Alion’s and HFA’s organization and corporate standing, their authority to enter into the stock purchase agreement and the binding effect of the agreement on us;

•	the accuracy, compliance with U.S. generally accepted accounting principles and consistency with past practice of the financial statements with respect to the portion of IITRI’s business transferred to Alion; and

•	our obligation to repurchase any shares of our common stock distributed to ESOP participants.

•	the ESOP trustee, on behalf of the ESOP trust, made representations and warranties to us, including, but not limited to:

•	the trustee’s authority to enter into the stock purchase agreement and the binding effect of the agreement on the ESOP trust; and

•	the investment intent of the ESOP trust.
      Covenants. As part of the stock purchase agreement, we agreed with the ESOP trust that:

•	we will not take any steps without the ESOP trust’s consent to change our status as an S corporation;

•	we will not enter into any transactions with any of our officers or directors without approval from our board of directors or compensation committee;

•	we will enforce our obligations under the asset purchase agreement with IITRI and other related agreements;

•	we will obtain the ESOP trust’s consent before effecting our first public offering of stock to be listed on any securities exchange;

•	we will not take actions that would prevent the ESOP trust from acquiring any additional shares of our stock under the control share acquisition provisions of the Delaware General Corporation Law;

•	we will repurchase any shares of common stock distributed to participants in the ESOP component of the KSOP, to the extent required by the ESOP, any ESOP related documents and applicable laws;

•	we will maintain the KSOP and the ESOP trust so that they will remain in compliance with the qualification and tax exemption requirements under the Internal Revenue Code; and

•	we will use our best efforts to ensure that the ESOP trust fully enjoys its right to elect a majority of our board of directors and to otherwise control Alion.
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
      The Company makes retirement plan contributions to all of its employees who are eligible participants in the Alion KSOP. These retirement plan contributions are made to eligible employees’ accounts in both the ESOP and the non-ESOP components of the KSOP. The Company also makes matching contributions on behalf of eligible employees, in the ESOP component, based on their pre-tax deferrals of their Alion salary.
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

To build on our experience in wireless communications. We anticipate that U.S. Department of Defense budgets for the next few years will reflect continued emphasis on communications and spectrum issues in which we have established expertise. For example, we expect to play a significant role for the U.S. Department of Defense in the development of Global Electromagnetic Spectrum Information (GEMSIS) as part of the Department of Defense’s move toward net-centric warfare. In addition, civilian agencies of the federal government are interested in the communications solutions we have developed for the U.S. Department of Defense. We also intend to try to expand our communications research base to include more foreign and commercial customers.

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

To expand our support to the United States Navy. Through a strategy of internal growth and acquisition, we are a significant support contractor to the United States Navy and its prime contractors. Our support to the U.S. Navy includes both ship design (from conceptual studies to detail design) and programmatic support. Utilizing the depth of our engineering and programmatic talent, we anticipate expanding our support to the U.S. Navy in new ship systems such as DD(x) and LCS.

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

To recruit and retain highly skilled employees. We will seek to recruit and retain engineers, scientists, and technical experts with the experience, skills and innovation necessary to design and implement solutions to the complex problems our customers face. We will also seek to attract and retain other motivated professionals who have the qualities necessary to assist us in implementing our future business strategy and meeting our future business goals. As an employee-owned company, we believe we will be able to provide enhanced financial incentives to our employees, and that those incentives will be important recruitment and retention tools.

To pursue strategic acquisitions and investments. We intend to broaden our customer base and our capabilities in our core research fields by pursuing strategic acquisitions from companies with talent and technologies complementary to our current fields and to our future business goals in order to add new clients and expand our core competencies. During fiscal year 2005, Alion completed the following four acquisitions and one strategic investment:

•	Countermeasures, Inc. — On October 28, 2004, Alion purchased substantially all of the assets of Countermeasures, Inc. Alion acquired technology and software (e.g. “Buddy System”tm), used in vulnerability assessment) for identifying, quantifying and managing physical, infrastructure, program and electronic risks. Countermeasures, Inc. had two employees and was located in Hollywood, Maryland.

•	Mantech Environmental Technology, Inc. (METI) — On February 11, 2005, Alion acquired 100 percent of the outstanding stock of ManTech Environmental Technology, Inc., (now known as Alion — METI Corporation), an environmental and life sciences research and development company. METI had approximately 110 employees and was headquartered in Research Triangle Park, North Carolina.

•	Carmel Applied Technologies, Inc. (CATI) — On February 25, 2005, Alion acquired 100 percent of the outstanding stock of Carmel Applied Technologies, Inc. (now known as Alion — CATI Corporation), a flight training software and simulator development company. CATI had approximately 55 employees and was headquartered in Seaside, California.

•	VectorCommand, Ltd — On March 22, 2005, Alion acquired approximately 12.5 percent of the A ordinary shares in VectorCommand Ltd. VectorCommand Ltd., headquartered in the United Kingdom, designs and develops technologies used in training and operations by emergency managers and incident commanders in Australia, Europe, North America and the United Kingdom.

•	John J. McMullen Associates, Inc. (JJMA) — On April 1, 2005, Alion acquired all of the outstanding stock of John J. McMullen Associates, Inc. (now known as Alion — JJMA Corporation), a provider of ship and systems design from mission analysis and feasibility trade-off studies through contract and detail design, production supervision, testing and logistics support for the commercial and naval markets. JJMA had approximately 600 employees and was headquartered in Iselin, New Jersey.

Market and Industry Background

Trends in government spending likely to affect our business.
      Funding for our federal government contracts is linked to trends in U.S. defense spending. We believe that domestic defense spending will grow over the next several years as a result of the following trends and developments:

Department of Defense spending. Congress appropriated $390 billion in defense spending for fiscal year 2006

Sustained Spending for National Defense.
      The ongoing efforts in Iraq and Afghanistan, in conjunction with global war on terror, reflect the federal government’s continued commitment to strengthen our country’s military, intelligence, and homeland security capabilities. Department of Defense appropriations, excluding military construction and supplemental appropriations to pay for the ongoing efforts in Iraq and Afghanistan, remained constant at approximately $390 billion in federal fiscal year 2006. An additional $50 billion is budgeted for contingency operations related to the global war on terror. In addition, the federal fiscal year 2006 Homeland Security budget proposal totaled approximately $31 billion.

Sustained interest in procurement and development.
      We believe the sustained level of spending for defense and homeland security will result in a growth of our revenues because of the correlation between the areas of projected spending and our core business areas, and the fact that through internal growth and strategic acquisitions, we have increased our technical depth and breadth which we expect will increase our market penetration in the defense and homeland security areas. The following areas of sustained levels of spending for defense and homeland security, as identified in the U.S. Budget for fiscal year 2006, have a direct correlation with our core business areas:

•	training and training transformation;

•	modeling and simulation as basis for mission planning and preparation;

•	the enhancement of defenses against biological, chemical and nuclear attacks;

•	the use of information technology for national security; and

•	an overall sustained level of spending for homeland defense.

We are primarily a government contractor.
      For fiscal years ended September 30, 2005, 2004, and 2003, revenue that we obtained from federal government contracts was approximately 96%, 98%, and 98% of our total revenue for each respective year. The U.S. Department of Defense is our largest customer. We expect that most of our revenues will continue to result from contracts with the federal government. We perform our government contracts as a prime contractor or as a subcontractor. As a prime contractor, we have direct contact with the applicable government agency. As a subcontractor, we perform work for a prime contractor, which serves as the point of contact with the government agency overseeing the program.
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
      Contract Types. As of September 30, 2005, we had over 650 active contract engagements, each employing one of three types of price structures: cost-reimbursement, time-and-material, or fixed-price.

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
      Our historical contract mix, measured as a percentage of total revenue for the fiscal years ended September 30, 2005, 2004, and 2003, is summarized in the table below.

	For the Year Ended September 30,

Contract Type	2005		2004		2003

Cost-plus	$216	58%	$160	59%	$133	62%
Fixed-price	$77	21%	$44	16%	$34	16%
Time-and-material	$76	21%	$66	25%	$46	22%

Total	$369	100%	$270	100%	$213	100%

      Any costs we incur prior to the award of a new contract or prior to modification of an existing contract are at our own risk. This is a practice that is customary in our industry, particularly when a contractor has received verbal advice of a contract award, but has not yet received the authorizing contract documentation. In most cases the contract is later executed or modified and we receive full reimbursement for our costs. We cannot be certain, however, when we commence work prior to authorization of a contract, that the contract will be executed or that we will be reimbursed for our costs. As of September 30, 2005, we had incurred $1.9 million in pre-contract costs at our own risk.
      Government Oversight. Our contract administration and cost accounting policies and practices are subject to oversight by federal government inspectors, technical specialists and auditors. All costs associated with a federal government contract are subject to audit by the federal government. An audit may reveal that some of the costs that we may have charged against a government contract are not in fact allowable, either in whole or in part. In these circumstances, we would have to return to the federal government any monies paid to us for non-allowable costs, plus interest and possibly penalties. The federal government has audited all indirect costs for our government contracts through fiscal year 2001, and any impact of these audits is reflected in our financial statements. Government audit of fiscal year 2002 on indirect costs has been completed pending final negotiation of the rates. Audits for fiscal year 2003 and 2004 are in process. We plan to submit our fiscal year 2005 indirect cost claim to the federal government on or about March 31, 2006. The findings of an audit could result in adjustments that may change the financial data reported for fiscal year 2002 and subsequent periods.
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
      Options not yet exercised by a customer for additional years and other extension opportunities included in contracts are included in unfunded backlog. Contract backlog does include pre-negotiated options to continue existing contracts. Changes in our contract backlog calculation result from additions for future revenues as a result of the execution of new contracts or the extension or renewal of existing contracts, reductions as a result of completing contracts, reductions due to early termination of contracts, and adjustments due to changes in estimates of the revenues to be derived from previously included contracts. Estimates of future revenues from contract backlog are by their nature inexact and the receipt and timing of these revenues are subject to various contingencies, many of which are outside of our control. The table below shows the value of our funded and unfunded contract backlog as of September 30, 2005, 2004, and 2003, respectively.

	September 30,

	2005	2004	2003

	(In millions)
Backlog:
Funded	$193	$161	$107
Unfunded	$2,581	$1,793	$1,435

Total	$2,774	$1,954	$1,542

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
      The amount of our proposal backlog that ultimately may be realized as revenues depends upon our success in the competitive proposal process, and on the receipt of tasking and associated funding under the ensuing contracts. We will not be successful in winning contract awards for all of the proposals that we submit to potential customers. Our past success rates for winning contract awards from our proposal backlog should not be viewed as an indication of our future success rates. The table below shows the value of our proposal backlog as of September 30, 2005, 2004, and 2003, respectively.

	September 30,

	2005	2004	2003

	(In millions)
In-process	$276	$56	$31
Submitted	$1,121	$425	$392

Total	$1,397	$481	$423

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
      As of September 30, 2005, we had 2,508 employees, of whom 2,285 were full-time, 67 half-time, and 156 part-time employees. Over 80% of our employees have federal government security clearances. Approximately 6% of our employees have Ph.D.’s, approximately 40% have master’s degrees, and approximately 70% of our employees have undergraduate degrees. We also use consultants from time to time for technical work, promotional activities, and proposal preparation. We believe that our relationship with our employees is good. None of our employees are covered by a collective bargaining agreement.
      Our facilities include laboratory facilities at locations in Chicago and Geneva, Illinois; Annapolis and Lanham, Maryland; West Conshohocken, Pennsylvania; Huntsville, Alabama; Rome, New York; and Albuquerque, New Mexico where we provide our engineers and scientists with advanced tools to research and apply new technologies to issues of national significance.
Our Customers
      During the fiscal year ended September 30, 2005, we derived approximately 96% of our revenue from contracts with various agencies or departments of the federal government. Of our total revenue, we derived 88% from contracts with the U.S. Department of Defense. For the fiscal year ended September 30, 2004, approximately 98% of our revenue was from contracts with the federal government, and 91% was derived from contracts with the U.S. Department of Defense. The balance of our revenue was from a variety of commercial customers, U.S. state and local governments and foreign governments. We derived less than 1% of our revenues from international customers in the fiscal years ended September 30, 2005, 2004, and 2003. The table below shows revenues, by customer, for fiscal years ended September 30, 2005, 2004, and 2003, respectively:

	2005		2004		2003

	(In millions)
U.S. Department of Defense (DoD)	$324	88%	$245	91%	$202	95%
Other Federal Civilian Agencies	$30	8%	$19	7%	$7	3%
Commercial and International	$15	4%	$6	2%	$4	2%

Total	$369	100%	$270	100%	$213	100%

Competition
      Our industry is very competitive. In most significant federal government procurements, we compete with much larger, well-established companies, as well as a number of smaller companies. They include Booz-Allen Hamilton, Science Applications International Corporation, Lockheed Martin Corporation, General Dynamics

Corporation, Northrop Grumman Corporation, Anteon International Corporation, CACI International, Inc., and SRA International, Inc. In the commercial arena, we compete most often with smaller, but highly specialized technical companies, as well as a number of larger companies. They include CRIL Technology, Tadiran Communications Ltd., Spectrocan, Orthstar Incorporated, and Elite Electronic Engineering.
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
S Corporation Status
      The Internal Revenue Code provides that a corporation that meets certain requirements may elect to be taxed as an S corporation for federal income tax purposes. These requirements provide that an S corporation may only have:

•	one class of stock;

•	up to 100 shareholders; and

•	certain types of shareholders, such as individuals, trusts and some tax-exempt organizations, including ESOPs.
      Since the ESOP (which counts as one shareholder for S corporation purposes) is our only stockholder, and we only have one class of stock, we currently meet the requirements to be taxed as an S corporation.
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
      Under a provision of the Internal Revenue Code, significant penalties can be imposed on a subchapter S employer which maintains an ESOP (i) if the amount of ESOP stock allocated to certain “disqualified persons” exceeds certain statutory limits or (ii) if disqualified persons together own 50% or more of the company’s stock. For this purpose, a “disqualified person” is generally someone who owns 10% or more of the subchapter S employer’s stock (including deemed ownership through stock options, warrants, stock appreciation rights, or SARs, phantom stock, and similar rights). The KSOP, the SAR plan and the phantom stock plan include provisions designed to prohibit allocations in violation of these Internal Revenue Code limits. We expect never to exceed the 50% limit. Apart from the warrants representing approximately 24% of our common stock that were issued to IITRI at the closing of the Transaction (and subsequently transferred to the Illinois Institute of Technology), no one person is expected to hold ownership interests representing more than 5% of Alion.
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
      For internal research and development, we spent approximately $0.5 million, $0.4 million and $0.2 million in fiscal years 2005, 2004 and 2003, respectively. This is in addition to the substantial research and development activities that we have undertaken on projects funded by our customers. We believe that actively fostering an environment of innovation is critical to our future success in that it allows us to be proactive in addressing issues of national concern in public health, safety, and national defense.
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
Patents and Proprietary Information
      Our patent portfolio consists of fourteen issued and active U.S. patents, eleven pending U.S. patents, two active foreign patents and eight pending foreign patents. We routinely enter into intellectual property assignment agreements with our employees to protect our rights to any patents or technologies developed during their employment with us. However, our research and development and engineering services do not depend on patent protection.
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

Foreign Operations
      In fiscal years 2005, 2004 and 2003, nearly 100% of the Company’s revenue was derived from services provided under contracts with U.S.-based customers. The Company treats revenues resulting from U.S. government customers as sales within the United States regardless of where the services are performed.
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
      We operate in highly competitive markets and generally encounter intense competition to win contracts. If we are unable to successfully compete for new business, our revenue growth and operating margins may decline. Many of our competitors are larger and have greater financial, technical, marketing, and public relations resources, larger client bases, and greater brand or name recognition than we do. Larger competitors include federal systems integrators such as Booz Allen Hamilton, Science Applications International Corporation, CACI International, Inc., SRA International, Inc., Anteon International Corporation and divisions of large defense contractors such as Lockheed Martin Corporation, General Dynamics Corporation, and Northrop Grumman Corporation. Our larger competitors may be able to compete more effectively for very large-scale government contracts. Our larger competitors also may be able to provide clients with different or greater capabilities or benefits than we can provide in areas such as technical qualifications, past performance on large-scale contracts, geographic presence, price, and the availability of key professional personnel. Our competitors also have established or may establish relationships among themselves or with third parties, including through mergers and acquisitions, to increase their ability to address client needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge.

We incurred a significant amount of debt in order to complete the IITRI acquisition and through subsequent debt refinancing, which may limit our operational flexibility and negatively affect the value of your investment in the ESOP component.
      In order to complete the acquisition of IITRI’s assets and to partially fund our growth through the completion of subsequent acquisitions, we have incurred a substantial amount of indebtedness, including approximately $31.2 million in senior debt, approximately $20.3 million in debt in the form of a mezzanine note issued to IIT and approximately $39.9 million in debt in the form of a subordinate note issued to IIT. The mezzanine note has been redeemed, but the subordinate note remains outstanding. On August 2, 2004, we refinanced the Company’s senior debt and subsequently on April 1, 2005, entered into an incremental term loan and amended our credit facility, which made available approximately $323 million of debt financing to fund acquisitions, refinance existing debt, and provide working capital. As of September 30, 2005, our senior consolidated debt was approximately $143 million. Although we have managed significant amounts of debt since December 2002, we do not have extensive experience in functioning as a highly leveraged company for sustained periods of time.
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
      These factors will also affect our ability in the future to meet our obligations related to the put rights associated with the warrants and to our repurchase obligations under the KSOP. We also are required to pay the principal amounts outstanding under our revolving credit facility and term loan in 2009 and are required to pay fifty percent of the principal amount outstanding, including the amount due under the payment-in-kind notes, under the Seller Note in each of 2009 and 2010.
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
      Approximately 96% of our revenues for fiscal year 2005 were derived from contracts with the federal government. Contracts with the U.S. Department of Defense accounted for approximately 88%, and contracts with other government agencies accounted for approximately 8%, of our total revenues in fiscal year 2005. For fiscal year 2004, contracts with the U.S. Department of Defense accounted for approximately 91% of our revenues, and contracts with other government agencies accounted for approximately 7% of our revenues. We expect that government contracts are likely to continue to account for a significant portion of our revenues in the future. A significant decline in government expenditures, or a shift of expenditures away from government programs that we support, could cause a decline in our revenues.

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
      The following five large federal government contracts accounted for approximately 48% of our revenues for the fiscal year ended September 30, 2005:

1.	Modeling and Simulation Information Analysis Center for the U.S. Department of Defense — Defense Information Systems Agency (19%);

2.	Joint Spectrum Center Engineering Support Services for the U.S. Department of Defense Joint Spectrum Center (12%);

3.	Information Technology Services for General Services Administration — U.S. Department of Defense (7%);

4.	Night Vision HighTech Omnibus Contract for the U.S. Department of Army (5%); and

5.	Engineering, Financial and Program Management Services to the U.S. Department of the Navy’s Virtual SYSCOM (VS) program (5%).
      These contracts, some of which are performed for multiple customers, are likely to continue to account for a significant percentage of our revenues in the future. Termination of these contracts or our inability to renew or replace them when they expire could cause our revenues to decrease. During the year ended September 30, 2005, the support services contract to the Joint Spectrum Center underwent a full and open competition for the follow-on support contract that was to commence beginning October 2005. The Company filed a formal bid protest before the Government Accountability Office (GAO) with respect to the JSC contract award. The Company’s principal argument was that the successful bidder had an organizational conflict of interest with respect to its proposed performance of the contract. In its decision dated January 9, 2006, the GAO sustained the protest and recommended that the contracting agency take certain corrective action in order to address the awardee’s organizational conflict of interest. The Company is awaiting further action from the contracting agency. In the meantime, the Company expects to continue to generate revenue from its existing JSC contract until the issues involved in its protest are fully resolved.

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
      Government contract payments received that are in excess of allowable costs are subject to adjustment and repayment after government audit of the contract payments. Government audits have been completed on indirect costs related to our federal government contracts through fiscal year 2001. Government audit of fiscal year 2002 on indirect costs has been completed pending final negotiation of the rates. Audits for fiscal year 2003 and 2004 are in process. We have included estimated reserves in our financial statements for excess billings and contract losses, which we believe are adequate based on our interpretation of contracting regulations and past experience. These reserves, however, may not be adequate. If our reserves are not adequate, revenues attributed to our contracts may be lower than expected.

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
      Any costs we incur before the execution of a contract or contract renewal are incurred at our risk, and it is possible that the customer will not reimburse us for these pre-contract costs. At September 30, 2005, we had pre-contract costs of $1.9 million. While such costs were associated with specific anticipated contracts and we believe their recoverability from such contracts is probable, we cannot be certain that contracts or contract renewals will be executed or that we will recover the related pre-contract costs.

If we do not accurately estimate the expenses, time and resources necessary to satisfy our contractual obligations, our profit will be lower than expected.
      Cost-reimbursement contracts provided approximately 58%, 59% and 62% of our revenues for the fiscal years ended September 30, 2005, 2004, 2003, respectively. Fixed-price contracts provided approximately 21%, 16%, and 16% of our revenues for the fiscal years ended September 30, 2005, 2004, and 2003, respectively.
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
      In general, cost-reimbursement contracts are the least profitable of our contract types. Our government customers typically determine what type of contract will be awarded to us. Cost-reimbursement contracts accounted for 58%, 59%, and 62% of our revenue for the fiscal years ended September 30, 2005, 2004, and 2003, respectively. To the extent that we enter into more or larger cost-reimbursement contracts in proportion to our total contract mix in the future, our operating margins and operating results may suffer.

If the volume of services we provide under fixed-price contracts decreases in total or as a proportion of our total business, or if profit rates on these contracts decline, our operating margins and operating results may suffer.
      We have historically earned higher relative profits on our fixed-price contracts. Fixed-price contracts accounted for 21%, 16%, and 16% of our revenue for the fiscal years ended September 30, 2005, 2004, and 2003, respectively. If the volume of services we deliver under fixed-price contracts decreases, or shifts to other types of contracts, our operating margins and operating results may suffer. Furthermore, we cannot assure you that we will be able to maintain our historic levels of profitability on fixed-price contracts in general.

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
      As of September 30, 2005, we have approximately one hundred thirty five U.S. Department of Defense (DoD) classified contracts that require the Company to maintain facility security clearances at our fifteen sites. Approximately 2,000 of our employees hold security clearances to enable performance on these classified contracts. Each cleared facility has a Facility Security Officer and Key Management Personnel whom the DoD-Defense Security Service requires to be cleared to the level of the facility security clearance. In addition to these clearances, individual employees are selected to be cleared, based on the task requirement of the specific classified contract, for their technical, administrative or management expertise. Once the security clearance is granted, the employee is allowed access to the classified information on the contract based on the clearance and need to know for the information within the contract. Protection of classified information with regard to a classified contract is paramount. Loss of a facility clearance or an employee’s inability to obtain and/or maintain a security clearance could result in a government customer terminating an existing contract or choosing not to renew a contract upon its expiration. If we cannot maintain or obtain the required security clearances for our facilities or our employees, or if these clearances are not obtained in a timely manner, we may be unable to perform on a contract. Lack of required clearances could also impede our ability to bid on or win new contracts, which may result in the termination of current research activities. Termination of current research activities may damage our reputation and our revenues would likely decline.

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
      Upon expiration, government contracts may be subject to a competitive rebidding process. We may not be successful in winning contract awards or renewals in the future. Our failure to win contract awards, or to renew or replace existing contracts when they expire, would negatively impact our future business and the value of your investment. During the year ended September 30, 2005, the support services contract to the Joint Spectrum Center underwent a full and open competition for the follow-on support contract that was to commence beginning October 2005. In August 2005, we were notified that we were not the successful bidder for these services. The loss of this contract had no material effect on performance for the year ended September 30, 2005. Further discussion of the potential future impact of this contract loss to Alion is provided in the Management Discussion and Analysis section (Item 7) of this annual report.

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
      Our principal operating facilities are located in McLean, Virginia and Chicago, Illinois, and consist of approximately 21,573 square feet and 49,231 square feet of office space, respectively, held under leases. We also lease an additional 62 office facilities totaling approximately 728,639 square feet. Of these, our largest offices are located in Fairfax, Alexandria, Hampton, Newport News, and King George County, Virginia; Washington, DC; West Conshohocken, Pennsylvania; Huntsville, Alabama; Rockville, Annapolis and

Lanham, Maryland; Orlando, Florida; Rome, New York; Iselin, New Jersey; Pascagoula, Mississippi; Fairborn, Ohio; Mt. Clements and Ishpeming, Michigan; San Diego, California; Albuquerque and Los Alamos, New Mexico; Naperville and Warrenville, Illinois.
      We lease twelve laboratory facilities totaling 119,707 square feet, for research functions in connection with the performance of our contracts. Of these, our largest laboratories are located in Chicago and Geneva, Illinois; Annapolis and Lanham, Maryland;, West Conshohocken, Pennsylvania; Huntsville, Alabama; Rome, New York; and Albuquerque, New Mexico., The lease terms are annual, varying from one to eight years, and are generally at market rates.
      Aggregate average monthly base rental expense for fiscal years 2005 and 2004 was $1,091,594 and $953,120, respectively.
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

AB Tech settlement
      On September 12, 2002, the former owners of AB Technologies, Inc. (“AB Tech”) filed a lawsuit (“AB Tech Lawsuit”) against IITRI in Circuit Court for Fairfax County, Virginia. The complaint alleged breach of the AB Tech asset purchase agreement (“Asset Purchase Agreement”), and claims damages of $8.2 million. The former owners of AB Tech (“Former Owners”) asked the court to order an accounting of their earn out.
      On September 16, 2002, IITRI filed a lawsuit against the Former Owners which asked the court to compel the Former Owners to submit disputed issues to an independent accounting firm in accordance with the requirements of the Asset Purchase Agreement, make a declaratory judgment concluding that IITRI is entitled to an approximately $1.1 million downward adjustment of the purchase price paid under the Asset Purchase Agreement, and conclude that IITRI properly computed the earnout in accordance with the earnout formula in the Asset Purchase Agreement.
      Upon the closing of the Transaction, Alion assumed responsibility for and acquired all claims under these lawsuits.
      On July 22, 2005, the Company settled the dispute with the Former Owners. Under the terms of the settlement, the Company paid $3.4 million to the Former Owners, and has a remaining obligation to pay $0.7 million to the Former Owners within fifteen days following the date that the Company’s fiscal 2005 year-end audited financial statement report by the Company’s auditor is issued and made publicly available by the Company.
     Joseph Hudert vs. Alion; Frank Stotmeister vs. Alion
      On December 23, 2004, the estate of Joseph Hudert filed an action against Grunley-Walsh Joint Venture, L.L.C. (Grunley-Walsh) and the Company in the District of Columbia Superior Court for damages in excess of $80 million. On January 6, 2005, the estate of Frank Stotmeister filed an action against the Company in the same court on six counts, some of which are duplicate causes of action, claiming $30 million for each count. Several other potential defendants may be added to these actions in the future.
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

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to the vote of security holders for the fourth quarter of the fiscal year ended September 30, 2005.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Security
      There is no established public trading market for Alion’s common stock. As of September 30, 2005, the ESOP was the only holder of our common stock.
      There have been no sales of securities other than sales of securities already reported by the Company in current reports on Form 8-K.

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
      The following table presents selected historical and pro forma consolidated financial data for Alion or the Selected Operations of IITRI for each of the fiscal years in the five-year period ended September 30, 2005. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and notes to those statements included elsewhere in this annual report. The consolidated operating data for the fiscal years ended September 30, 2005, 2004 and 2003 and the consolidated balance sheet data as of September 30, 2005 and 2004 are derived from, and are qualified by reference to, the consolidated financial statements of Alion included elsewhere in this annual report. The balance sheet data as of September 30, 2003, are derived from, and are qualified by reference to, the consolidated financial statements of Alion not included in this annual report.
      The consolidated operating data for the fiscal years ended September 30, 2002 and 2001, and the consolidated balance sheet data as of September 30, 2002 and 2001 are derived from and are qualified by reference to, the consolidated financial statements of Selected Operations of IITRI, included elsewhere in this annual report. The historical consolidated financial information of Selected Operations of IITRI has been carved out from the consolidated financial statements of IITRI using the historical results of operations and bases of assets and liabilities of the portion of IITRI’s business that was sold and gives effect to allocations of expenses from IITRI.
      Alion completed the acquisition of substantially all of the assets and certain of the liabilities of IITRI on December 20, 2002 (the Transaction). The pro forma consolidated data for the fiscal year ended September 30, 2003, assume that the acquisition had been consummated as of October 1, 2001.
      Our historical consolidated financial information may not be indicative of our future performance and does not necessarily reflect what our financial position and results of operations would have been had we operated as a separate, stand-alone entity during the periods presented.
Selected Financial Data of Alion Science and Technology Corporation
For Years Ended September 30,

						Pro Forma
	2005(1)	2004(2)	2003(3)	2002(4)	2001(4)	2003(12)

	(In thousands, except share and per share data)
Consolidated Operating Data:
Contract revenue	$369,231	$269,940	$165,917	$201,738	$193,152	$213,182
Direct contract expenses	267,241	196,388	120,559	147,377	140,555	155,214
Operating expenses(5)	104,081	73,703	46,273	48,488	41,726	64,842

Operating income (loss)	(2,091)	(151)	(915)	5,873	10,871	(6,874)
Other income (expense)(6)	(38,081)	(14,943)	(11,701)	(586)	(1,072)	(13,847)
Income tax (expense) benefit(7)	(66)	(17)	—	(589)	(302)	(27)

Net income (loss)(8)	$(40,238)	$(15,111)	$(12,616)	$4,698	$9,497	$(20,748)

Basic and diluted loss per share	$(9.50)	$(4.91)	$(6.05)
Basic and diluted weighted-average common shares outstanding	4,235,947	3,074,709	2,085,274

Unaudited pro forma as adjusted basic and diluted earnings (loss) per common share(9)						$(7.83)

						Pro Forma
	2005(1)	2004(2)	2003(3)	2002(4)	2001(4)	2003(12)

	(In thousands, except share and per share data)
Consolidated Balance Sheet Data at End of Period:
Net accounts receivable	$80,898	$68,949	$42,775	$49,051	$56,095
Total assets	334,249	188,461	144,754	71,096	76,309
Current portion of long-term debt	1,404	468	5,000	3,330	141
Long-term debt, excluding current portion	180,833	99,631	74,719	1,654	11,886
Redeemable common stock warrants	44,590	20,777	14,762	—	—
Long-term deferred gain on sale of building to Illinois Institute of Technology, excluding current portion	—	—	—	3,523	4,054
Other Data:
Depreciation and amortization	$17,771	$13,447	$9,553	$3,447	$3,488
Capital expenditures	2,223	3,678	1,329	3,643	1,940
Cash flows provided by (used in):
Operating activities	$35,140	$5,675	$14,264	$14,713	$7,907
Investing activities	(78,017)	(23,625)	(61,428)	(4,466)	9,863
Financing activities	75,938	22,173	47,652	(9,851)	(17,770)
Funded contract backlog(10)	193,000	161,000	107,000	72,000	67,000
Unfunded contract backlog(11)	2,581,000	1,793,000	1,435,000	1,431,000	737,000
Number of employees	2,508	1,880	1,604	1,622	1,458

(1)	During fiscal year 2005, the Company completed four acquisitions and made one strategic investment as described below. The results of operations for the companies acquired are included in Alion’s operations from the dates of the acquisitions. On October 28, 2004, Alion purchased substantially all of the assets of Countermeasures for approximately $2.4 million. Countermeasures had two employees and was located in Hollywood, Maryland. As of September 30, 2005, the Company has recorded approximately $1.4 million in goodwill relating to this acquisition.

On February 11, 2005, Alion acquired 100 percent of the outstanding stock of METI, an environmental and life sciences research and development company for approximately $7.0 million in cash. METI had approximately 110 employees and was headquartered in Research Triangle Park, North Carolina. As of September 30, 2005, the Company has recorded $5.5 million in goodwill related to this acquisition.

On February 25, 2005, Alion acquired 100 percent of the outstanding stock of CATI, a flight training software and simulator development company, for approximately $7.3 million in cash. CATI had approximately 55 employees and was headquartered in Seaside, California. The transaction is subject to an earn-out provision not-to-exceed a cumulative amount of $9.0 million based on attaining certain cumulative revenue goals for fiscal years 2005, 2006, and 2007, and a second earn-out provision not-to-exceed $1.5 million for attaining certain revenue goals in the commercial aviation industry. As of September 30, 2005, the Company has recorded approximately $12.9 million in goodwill related to this acquisition.

On April 1, 2005, the Company acquired 100% of the issued and outstanding stock of JJMA. The Company paid the equity holders of JJMA approximately $51.9 million, issued 1,347,197 shares of Alion common stock to the JJMA Trust valued at approximately $37.3 million, and agreed to make $8.3 million in future payments. Including acquisition costs of $1.1 million, the aggregate purchase price was $99.5 million. As of September 30, 2005, the Company has recorded approximately $61.9 million in goodwill related to the JJMA acquisition.

On March 22, 2005, Alion acquired approximately 12.5 percent of the A ordinary shares in VectorCommand Ltd. for $1.5 million, which investment is accounted for at cost.

(2)	During fiscal year 2004, the Company completed two acquisitions as described below. Operating results for these businesses are included in our consolidated totals from the respective dates of acquisitions. On October 31, 2003, Alion acquired 100% of the outstanding stock of Innovative Technology Solutions Corporation (“ITSC”), for $4.0 million. The transaction is subject to an earn out provision not-to-exceed $1.5 million. ITSC is a New Mexico corporation with approximately 53 employees, the majority of whom are located in New Mexico. As of September 30, 2005, the Company has recorded approximately $5.0 million of goodwill relating to this acquisition.

On February 13, 2004, Alion acquired 100% of the outstanding stock of Identix Public Sector, Inc. (IPS, now known as Alion-IPS Corporation) for $8.0 million in cash. IPS, formerly ANADAC, was a wholly-owned subsidiary of Identix Incorporated. Following the closing, the Company paid Identix approximately $4.3 million for intercompany payables. As of September 30, 2005, the Company has recorded approximately $6.1 million of goodwill relating to this acquisition.

(3)	For fiscal year 2003 (October 1, 2002 to September 30, 2003), the operations data presented reflects approximately nine months of Alion operations since the Transaction occurred on December 20, 2002, which was at the end of IITRI’s first quarter of operations for fiscal 2003. During the period October 1, 2002 to December 20, 2002, Alion was organizationally a business shell, operationally inactive until the Transaction occurred.

(4)	Represents consolidated operating and balance sheet data of the Selected Operations of IITRI which was acquired by Alion on December 20, 2002.

(5)	Operating expenses include (i) non-recurring transaction expenses of approximately $6.7 million and $6.4 million for fiscal years ended September 30, 2003 and 2002, respectively, and (ii) non-recurring, conversion and roll-out expenses of approximately $1.5 million for the fiscal year ended September 30, 2003.

(6)	For the years ended September 30, 2005, 2004 and 2003, other income (expense) includes approximately $38.7 million, $16.8 million and $13.9 million, respectively, in interest-related expense associated with the debt financing (which includes the related change in warrant valuation associated with the change in the share price of Alion stock) resulting from the Transaction and the acquisitions which were completed in fiscal years 2005 and 2004, as described above. Other income (expense) for the year ended September 30, 2004 includes a gain of approximately $2.1 million on the sale of the Company’s minority interest in Matrics Incorporated.

(7)	Income tax (expense) benefit primarily relates to income (loss) of our for-profit, wholly-owned subsidiary, HFA prior to HFA becoming a Q-sub beginning on December 21, 2002.

(8)	The decrease in net income for the year ended September 30, 2002, as compared to the year ended September 30, 2001 is primarily attributable to approximately $6.4 million in non-recurring costs (e.g., outside legal, finance, accounting and audit fees) related to the acquisition of the Selected Operations of IITRI.

(9)	IITRI operated as a non-stock, not-for-profit corporation since its inception. Therefore, prior to 2003, our historical capital structure is not indicative of our current capital structure and, accordingly, historical earnings per share information has not been presented. Pro forma basic and diluted earnings per common share are computed based upon approximately 2.575 million shares of our stock outstanding after closing of the Transaction and completion of the one-time ESOP investment election being reflected as outstanding for the period prior to the closing of the Transaction. As of September 30, 2003, the pro forma basic and diluted earnings per common share are computed based upon approximately 2.65 million weighted average shares outstanding.

(10)	Funded backlog represents the total amount of contracts that have been awarded and whose funding has been authorized minus the amount of revenue booked under the contracts from their inception to date.

(11)	Unfunded backlog refers to the estimated total value of contracts which have been awarded but whose funding has not yet been authorized for expenditure.

(12)	The unaudited pro forma consolidated statements of operations set forth below should be read in connection with, and are qualified by reference to, our consolidated financial statements and related notes, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this annual report. We believe that the assumptions used in the preparation of this unaudited pro forma information provide a reasonable basis for presenting the significant effects directly attributable to the transactions discussed below. The unaudited pro forma consolidated operating data are not necessarily indicative of the results that would have been reported had such events actually occurred on the dates described below, nor are they indicative of our future results. The unaudited pro forma consolidated operating data have been prepared to reflect the following adjustments to our historical results of operations and to give effect to the following transactions as if those transactions had been consummated on October 1, 2001:

•	our incurrence of approximately $96.1 million of debt with detachable warrants to purchase common stock, in connection with the purchase of IITRI’s assets;

•	the acquisition of IITRI’s assets, which was accounted for under the purchase method of accounting; and

•	the purchase of our common stock for approximately $25.8 million by the ESOP Trust.

ALION SCIENCE AND TECHNOLOGY CORPORATION
Unaudited Pro Forma Consolidated Statement of Operations
For the Year Ended September 30, 2003

	Year Ended September 30, 2003

	Selected
	Operations of IITRI	Alion	Pro Forma
	Historical	Historical	Adjustments		Pro Forma

	(In thousands, except per share information)
Contract revenue	$47,265	$165,917			$213,182
Direct contract expense	34,655	120,559			155,214

Gross profit	12,610	45,358			57,968

Operating expenses:
Indirect contract expense	2,568	8,685			11,253
Research and development	36	177			213
General and administrative	4,732	19,909	29	(1)	24,670
Stock-based and deferred compensation	—	856			856
Non-recurring transaction expense	6,000	726			6,726
Rental and occupancy expense	2,089	6,892	112	(2)	9,093
Depreciation and amortization	886	9,553	(474	)(3)	12,436
			2,471	(4)
Bad debt expense (recovery)	120	(525)			(405)

Total operating expenses	16,431	46,273			64,842

Operating income (loss)	(3,821)	(915)			(6,874)
Other income (expense):
Interest income	22	21			43
Interest expense	(51)	(11,724)	(1,685	)(5)	(13,869)
			(106	)(6)
			(303	)(7)
Other	(23)	2			(21)

Income (loss) before income taxes	(3,873)	(12,616)			(20,721)
Income tax expense	(27)	—			(27)

Net income (loss)	$(3,900)	$(12,616)			$(20,748)

Basic and diluted (loss) per share					$(7.83	)(8)
Basic and diluted weighted average common shares outstanding			2,649	(8)
See accompanying notes to unaudited pro forma consolidated statement of operations.

(1)	Represents Alion board of director expenses and interest expense on the $0.9 million note due to officer under terms of a compensation agreement, net of estimated fair value of detachable warrants.

(2)	Represents the elimination of the amortization of the deferred gain related to the sale of real estate during the year ended September 30, 2001.

(3)	Reversal of IITRI’s historical amortization expense related to pre-acquisition goodwill.

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
      The following discussion of Alion’s financial condition and results of operations should be read together with the consolidated financial statements and the notes to those statements included elsewhere in this annual report. This discussion contains forward-looking statements about our business and operations that involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of the “Risk Factors” described beginning on page 26, and elsewhere in this annual report.
About This Management’s Discussion and Analysis
      The discussion and analysis that follows is organized to:

•	provide an overview of our business;

•	explain the year-over-year trends in our results of operations;

•	describe our liquidity and capital resources; and,

•	explain our critical accounting policies.
Overview

Pro Forma Comparisons of Results of Operations
      The following discussion and analysis of results of operations relates to the results of operations for the fiscal years ended September 30, 2005 and 2004 and for the pro forma results of operations for the fiscal year ended September 30, 2003. On December 20, 2002, the last day of the Company’s first interim period for the fiscal year ended September 30, 2003, Alion completed the acquisition of substantially all of the assets and certain of the liabilities of IIT Research Institute (the “Transaction”). The pro forma statements reflect adjustments as if the Transaction had been consummated on October 1, 2001.

      We apply our scientific and engineering expertise to research and develop technological solutions for problems relating to national defense, public health and safety, and nuclear safety and analysis. We provide our research and development and engineering services primarily to agencies of the federal government, but also to state, local and foreign governments as well as commercial customers both in the U.S. and abroad. Our revenues increased 36.5%, 26.6%, and 5.7% for the fiscal years ended September 30, 2005, 2004, and 2003, respectively, through a combination of internal growth and acquisitions. The following table reflects, for each fiscal year indicated, summary results of operations and contract backlog data:

	For the Years Ended September 30,

	2005	2004	2003

	(In millions)
Revenue	$369.2	$269.9	$213.2

Net loss	$(40.2)	$(15.1)	$(20.7)

Contract Backlog:
Funded	193.0	161.0	107.0
Unfunded	2,581.0	1,793.0	1,435.0

Total	$2,774.0	$1,954.0	$1,542.0

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

	2005		2004		2003

	(In millions)
U.S. Department of Defense (DoD)	$324	88%	$245	91%	$202	95%
Other Federal Civilian Agencies	$30	8%	$19	7%	$7	3%
Commercial and International	$15	4%	$6	2%	$4	2%

Total	$369	100%	$270	100%	$213	100%

      We intend to continue to expand our research offerings in commercial and international markets; however, the expansion, if any, will be incremental. Revenues from commercial/ state and local government/ international research together amounted to approximately 4% of total revenues in fiscal year 2005 and approximately 2% in each of fiscal years 2004 and 2003. We derive our international revenue primarily from spectrum management research and software tools.
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

      The table below provides a summary of annual revenues by significant contracts performed by the Company.
Summary of Annual Revenue by Customer/ Government Agency

		Primary Core	FY05 Annual	FY05 Annual
Sponsor/Government Agency	Title	Business Area*	Revenue	Revenue

			(In millions)
Department of Defense - Defense Modeling and Simulation Information Systems Agency	Information Analysis Center	Modeling and Simulation	$69	19%
Department of Defense - Joint Spectrum Center	Joint Spectrum Center Engineering Support Services	Wireless Communications	$46	12%
General Services Administration	Information Technology Services - U.S. Department	Information Technology	$25	7%
Department of Defense - Army	U.S. Army Night Vision Lab Hightech Omnibus contract	Defense Operations	$19	5%
Department of Defense - Navy	Engineering, Financial and Program Management Services to the Virtual SYSCOM program	Naval Architecture and Marine Engineering	$19	5%

Subtotal			$178	48%
Other Sponsors/ Agencies			$191	52%

Total Revenues			$369	100%

*	The total annual revenue identified with a sponsor/government agency may include revenue within multiple business areas. The primary core business area is the single largest business area with the sponsor/government agency.
      During the year ended September 30, 2005, the support services contract to the Joint Spectrum Center underwent a full and open competition for the follow-on support contract that was to commence beginning October 2005. In August 2005, we were notified that we were not the successful bidder for these services. The JSC contract represented approximately 12%, 18%, and 21% of our revenue for the years ended September 30, 2005, 2004, and 2003, respectively. The Company filed a formal bid protest before the Government Accountability Office (GAO) with respect to the JSC contract award. The Company’s principal argument was that the successful bidder had an organizational conflict of interest with respect to its proposed performance of the contract. In its decision dated January 9, 2006, the GAO sustained the protest and recommended that the contracting agency take certain corrective action in order to address the awardee’s organizational conflict of interest. The Company is awaiting further action from the contracting agency. In the meantime, the Company expects to continue to generate revenue from its existing JSC contract until the issues involved in its protest are fully resolved.
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

	For the Year Ended September 30,

Contract Type	2005		2004		2003

Cost-plus	$216	58%	$160	59%	$133	62%
Fixed-price	$77	21%	$44	16%	$34	16%
Time-and-material	$76	21%	$66	25%	$46	22%

Total	$369	100%	$270	100%	$213	100%

      For the three years ended September 30, 2005, 2004, and 2003, the percentage distribution among these three types of contracts has remained relatively constant. Nonetheless, the percentage distribution reflects, to some extent, the increased use by governmental procuring agencies of General Services Administration Schedules which usually involve an increased number of both time-and-material and fixed-price orders.
      Our objective is to continue to grow by capitalizing on our highly educated work force and our established position in our core research fields, and by synergistic acquisitions. From 1998 through September 30, 2005, the Company and its predecessor, IITRI, have completed ten acquisitions. For the year ended September 30, 2005, the following four acquisitions and one strategic investment were completed:

Countermeasures, Inc. — On October 28, 2004, Alion purchased substantially all of the assets of Countermeasures. Alion acquired technology and software (e.g., “Buddy Systemtm” used in vulnerability assessment) for identifying, quantifying and managing physical, infrastructure, program and electronic risks. Countermeasures had two employees and was located in Hollywood, Md.

Mantech Environmental Technology, Inc. — On February 11, 2005, Alion acquired 100 percent of the outstanding stock of METI, an environmental and life sciences research and development company. METI had approximately 110 employees and was headquartered in Research Triangle Park, NC.

Carmel Applied Technologies, Inc. — On February 25, 2005, Alion acquired 100 percent of the outstanding stock of CATI, a flight training software and simulator development company. CATI had approximately 55 employees and was headquartered in Seaside, Ca.

VectorCommand, Ltd — On March 22, 2005, Alion acquired approximately 12.5 percent of the A ordinary shares in VectorCommand Ltd. VectorCommand Ltd., headquartered in the United Kingdom, designs and develops technologies used in training and operations by emergency managers and incident commanders in Australia, Europe, North America and the United Kingdom.

John J. McMullen Associates, Inc. — On April 1, 2005, Alion acquired all of the outstanding stock of JJMA, a provider of ship and systems design from mission analysis and feasibility trade-off studies through contract and detail design, production supervision, testing and logistics support for the commercial and naval markets. JJMA had approximately 600 employees and was headquartered in Iselin, New Jersey.
      We have integrated the acquired entities listed above into our research base and capabilities, enabling us to expand our research offerings for our government and commercial customers. Management believes that synergistic acquisitions like these provide several potential benefits to our organization and the public in that they:

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
Results of Operations
      For fiscal years ended September 30, 2005, 2004 and 2003, the Transaction had two significant impacts on net income: first, the value assigned to the purchased contracts are amortized on a straight-line basis over three years resulting in approximately a $10.2 million, non-cash expense per year, and second, there are two additional expense categories that appear on the operating statements: non-recurring third party transaction expenses (e.g. outside legal, finance, accounting and audit fees of approximately $6.7 million for fiscal year 2003) and the interest-related expense associated with the debt financing which includes the related change in warrant valuation associated with change in share price of Alion common stock of approximately $38.7 million, $16.8 million, and $13.9 million for the fiscal years ended September 30, 2005, 2004, and 2003, respectively.

Year Ended September 30, 2005 Compared to Year Ended September 30, 2004
      For purposes of comparability, the table below reflects the relative financial impact of the METI, CATI and JJMA acquisitions, which we refer to as the “acquired operations” of Alion, as they relate to the financial performance of Alion for the fiscal year ended September 30, 2005 compared to the financial performance for fiscal year ended September 30, 2004. Significant differences in the results of Alion’s operations for the years September 30, 2005 and 2004, arise from the effects of these acquisitions. The discussion of the results of operations will include references to the financial information shown in the table below in conjunction with the consolidated financial statements of Alion provided elsewhere in this document. The financial information provided in the table is based on estimates from Alion management.

Acquisitions Completed in the Year Ended September 30, 2005

•	We completed the acquisition of substantially all of the assets Countermeasures on October 28, 2004. Countermeasures had two employees and was located in Hollywood, Maryland. Alion acquired technology and software (e.g. “Buddy Systemtm” used in vulnerability assessment) for identifying, quantifying and managing physical, infrastructure, program and electronic risks.

•	On February 11, 2005, we completed the acquisition of METI, an environmental and life sciences research and development company. METI had approximately 110 employees and was headquartered in Research Triangle Park, North Carolina.

•	On February 25, 2005, we completed the acquisition of CATI, a provider of flight training software and simulator development systems. CATI had approximately 55 employees and was headquartered in Seaside, California.

•	On April 1, 2005, we completed the acquisition of JJMA, a provider of ship and systems design from mission analysis and feasibility trade-off studies through contract and detail design, production supervision, testing and logistics support for the commercial and naval markets. JJMA had approximately 600 employees and was headquartered in Iselin, New Jersey.

	Year Ended September 30, 2005			Year Ended September 30, 2004

		Acquired	Consolidated			Consolidated
		Operations	Operations of			Operations of
	Consolidated	(METI,	Alion Less	Consolidated	Acquired	Alion Less
	Operations of	CATI, and	the Acquired	Operations of	Operations	the Acquired
Financial Information	Alion	JJMA)*	Operations	Alion	(ITSC and IPS)*	Operations

	(In millions)
Total revenue	$369.2	$65.3	$303.9	$269.9	$28.4	$241.6
Material and subcontract revenue	102.7	16.9	85.8	70.3	11.5	58.9
Total direct contract expenses	267.2	46.1	221.1	196.4	19.5	176.9
Major components of direct contract expense:
Direct labor cost	152.5	26.6	125.9	120.0	8.1	111.9
Other direct cost (ODC)	13.7	2.9	10.8	8.1	0.3	7.9
Material and subcontract (M&S) cost	101.0	16.6	84.4	68.3	11.1	57.1
Gross profit	102.0	19.2	82.8	73.6	5.3	68.3
Total operating expense	104.1	13.1	91.0	73.7	4.4	69.3
Major components of operating expense:
Indirect personnel and facilities	41.6	6.9	34.7	28.6	2.2	26.4
General and administrative	33.0	2.9	30.1	28.1	1.8	26.3
Depreciation and amortization	17.8	3.2	14.6	13.4	0.3	13.1
Stock-based compensation	10.6	0.0	10.6	2.5	0.0	2.5
Loss from operations	$(2.1)	$6.1	$(8.2)	$(0.2)	$0.9	$(1.1)

*	For the years ended September 30, 2005 and 2004, the operations of the acquired entities, Countermeasures, METI, CATI and JJMA, and ITSC and IPS, respectively, have been fully integrated within Alion on a consolidated basis. The financial information attributed to these entities are the estimates of management.
      Contract Revenues. Revenues increased $99.3 million, or 36.8%, to $369.2 million for the year ended September 30, 2005, from $269.9 million for the year ended September 30, 2004. This increase is attributable to the following:

•	Revenue generated by the activities of acquired operations	$65.3 million
•	Revenue generated by the activities of the non-acquired operations	$34.0 million
	Total:	$99.3 million
      For the year ended September 30, 2005, additional revenue generated by the acquired operations included approximately $49.2 million, $8.0 million and $8.1 million from the activities of JJMA, METI and CATI, respectively. Additional revenue of approximately $33.9 million generated by the non-acquired operations included an increase of approximately $16.5 million in support to the U.S. Army Night Vision Hightech Omnibus contract, an increase of approximately $6.0 million to the Modeling and Simulation Information Analysis Center (MSIAC) contract to the Department of Defense, and an increase of approximately $3.7 million in support of the Weapons Systems Technology Analysis Center contract. On the balance of our contracts performed by the non-acquired operations, revenue increased by approximately $7.7 million.

      As a component of revenue, material and subcontract (M&S) revenue increased approximately $32.4 million, or 46.1%, to $102.7 million for the year ended September 30, 2005 from $70.3 million for the year ended September 30, 2004. M&S revenue of the acquired operations was approximately $16.9 million, of which approximately $13.6 million, $1.7 million and $1.6 million was generated by JJMA, CATI and METI, respectively. Approximately $15.5 million of M&S revenue increase was generated by non-acquired operations of which approximately $16.1 million of additional M&S revenue was generated in support to the U.S. Army Night Vision Hightech Omnibus contract and approximately $5.8 million was generated in support of the MSIAC contract. On the balance of our contracts performed by the non-acquired operations, M&S revenue decreased by approximately $6.4 million. As a percentage of revenue, M&S revenue was 27.8% for the fiscal year ended September 30, 2005 as compared to 26.1% for the year ended September 30, 2004. For the year ended September 30, 2005, the M&S revenue content of total revenue performed under contracts of the acquired operations was approximately 25.8% while the M&S content of total revenue performed by the non-acquired operations was approximately 28.2%. The revenue activity of the acquired operations has a higher percentage level of M&S revenue that results from the amount of subcontractor support required.
      Direct Contract Expenses. Direct contract expenses increased $70.8 million, or 36.1%, to $267.2 million for the year ended September 30, 2005 from $196.4 million for the year ended September 30, 2004. As a percentage of revenue, direct contract expenses were 72.4% and 72.8% for the years ended September 30, 2005 and 2004, respectively. The changes in specific components of direct contract expenses are:

•	Direct labor costs for the year ended September 30, 2005 increased by $32.5 million, or 27.1%, to $152.5 million from $120.0 million for the year ended September 30, 2004. As a percentage of revenue, direct labor cost was 41.3% for the year ended September 30, 2005 as compared to 44.5% for the year ended September 30, 2004. The percentage decrease in direct labor cost is directly associated with the relative percentage increase in M&S cost associated with the increase in the percentage of M&S revenue, as described above.

•	M&S cost increased approximately $32.7 million, or 47.9%, to $101.0 million for the year ended September 30, 2005, compared to $68.3 million for the year ended September 30, 2004. As a percentage of revenue, M&S cost was 27.5% for the year ended September 30, 2005 as compared to 25.3% for the year ended September 30, 2004. The percentage increase in M&S cost is directly associated with the relative percentage increase in M&S cost associated with the contracts, as described above. As a percentage of M&S revenue, M&S cost was approximately 98.3% and 97.2% for the years ended September 30, 2005 and 2004, respectively.
      Gross Profit. Gross profit increased $28.4 million, or 38.6%, to $102.0 million for the year ended September 30, 2005, from $73.6 million for the year ended September 30, 2004. The $28.4 million increase is attributable to the following:

•	Gross profit generated by the activities of the acquired operations	$19.2 million
•	Gross profit generated by the activities of the non-acquired operations	$9.2 million
	Total:	$28.4 million
      As a percentage of revenue, gross profit was 27.6% for each of the year ended September 30, 2005 and 27.3% for the year ended September 30, 2004. For the year ended September 30, 2005, we experienced an increased proportion of M&S contract revenue, which typically generates lower profit margins; however, we were able to increase our overall gross profit margin due to an increase in profit margins on time-and-materials and fixed price contract work coupled with our ability to sustain our proportionate amount of time-and-material and fixed price contract work.

      Operating Expenses. Operating expenses increased $30.4 million, or 41.3%, to $104.1 million for the year ended September 30, 2005, from $73.7 million for the year ended September 30, 2004. The $30.4 million increase is attributable to the following:

•	Operating expense incurred by the activities of the acquired operations	$13.1 million
•	Operating expense incurred by activities of the non-acquired operations	$17.3 million
	Total:	$30.4 million
      As a percentage of revenue, operating expenses were 28.3% for the year ended September 30, 2005 as compared to 27.3% for the year ended September 30, 2004. The changes in specific components of operating expenses are:

•	Stock-based compensation was approximately 2.9 and 0.9 percentage points of revenue for the years ended September 30, 2005 and 2004, respectively. Stock-based compensation and deferred compensation relate primarily to the expense associated with the stock appreciation rights and phantom stock plans. Stock-based compensation increased approximately $8.1 million, or 324% to $10.6 million for the year ended September 30, 2005, from approximately $2.5 million for the year ended September 30, 2004. The increase in stock-based compensation and deferred compensation is a result of the increase in the value of Alion’s common stock and the increase in awards granted.

•	Operating expenses for indirect personnel and facilities costs related to rental and occupancy expenses increased approximately $13.0 million, or 45.4%, to $41.6 million for the year ended September 30, 2005, from $28.6 million for the year ended September 30, 2004. As a percentage of revenue, operating expenses relating to indirect personnel and facilities expense was 11.3% for the year ended September 30, 2005 as compared to 10.6% for the year ended September 30, 2004. The increase, as a percentage of revenue, is partially attributable to the increase in indirect labor costs associated with the integration activities of the CATI, METI and JJMA acquisitions. Management intends to reduce facility lease costs through efforts to sublet excess space which resulted from additional space acquired through the acquisition process.

•	General and administrative (G&A) expense increased approximately $4.9 million, or 17.4%, to $33.0 million for the year ended September 30, 2005, compared to $28.1 million for the year ended September 30, 2004. As a percentage of revenues, general and administrative expenses were 9.0% for the year ended September 30, 2005, compared to 10.4% for the year ended September 30, 2004. As a result of integrating the activities of CATI, METI and JJMA, the costs associated with providing G&A activities for the acquired operations have been partially absorbed by the existing G&A infrastructure, resulting in a decrease in expense expressed as a percentage of revenue.

•	Depreciation and amortization expense increased approximately $4.4 million, or 32.8%, to $17.8 million for the year ended September 30, 2005, as compared to $13.4 million for the year ended September 30, 2004. Depreciation is associated primarily with the value assigned to fixed assets while amortization expense is associated primarily with the intangible asset value assigned to the purchased contracts of the acquired entities. The $4.4 million increase is primarily attributable to the following:

	Year Ended
	September 30,

	2005	2004

	(In millions)
Depreciation expense	$4.4	$2.8
Amortization expense for purchased contracts of:
- IITRI	$10.2	$10.2
- ITSC	$0.1	—
- IPS	$0.5	$0.4
- METI	$0.3	—
- JJMA	$2.2	—
Amortization expense for non-compete agreements	$0.1	—

Total	$17.8	$13.4

      As a percentage of revenue, operating expense relating to depreciation and amortization expense was 4.8% for the year ended September 30, 2005 as compared to 5.0% for the year ended September 30, 2004.
      Loss from Operations. For the year ended September 30, 2005, the loss from operations was $2.1 million compared with $0.2 million operating loss for the year ended September 30, 2004. The $1.9 million loss increase is associated with factors discussed above and is attributable to the following:

•	Operating income generated from the acquired operations	$6.1	million
•	Operating loss generated from the non-acquired operations*	$(8.0	) million
	Total:	$(1.9	) million

*	For the year ended September 30, 2005, stock-based compensation expense of approximately $10.6 million was not attributed to the activities of acquired operations.
      Other Income and Expense. As a category, other income and expense increased approximately $23.2 million, or 155.7%, to $38.1 million for the year ended September 30, 2005 as compared to $14.9 million for the year ended September 30, 2004. As a component of other income and expense, interest expense increased approximately $21.9 million, or 125.6%, to $38.7 million for the year ended September 30, 2005 from approximately $16.8 million for the year ended September 30, 2004. The $21.9 million increase in interest expense is attributable to the following:

	Year Ended
	September 30,

	2005	2004

	(In millions)
Revolving facility	$0.2	$0.8
Senior term loan	6.9	3.1
Mezzanine Note - cash-pay interest	1.8	2.4
- accretion of debt discount	2.2	0.7
Subordinated note - PIK interest	2.3	2.4
- accretion of long-term deferred interest	0.6	0.4
- accretion of debt discount	0.9	0.8
Agreements with officers	0.0	0.2
Accretion of warrants(a)	23.5	5.9
Other	0.3	0.1

Total	$38.7	$16.8

(a)	Reflects change in value assigned to the detachable warrants associated with Mezzanine and Subordinated notes based on the change in the value of Alion common stock.
      The remaining increase of approximately $1.3 million is attributable to interest expense and the recognition of a gain of approximately $2.1 million on the sale of our minority interest in Matrics, Inc. For the year ended September 30, 2005, we did not have any significant recognized gains.
      Income Tax (Expense) Benefit. The Company has filed qualified subchapter S elections for all of its wholly-owned subsidiaries to treat them as disregarded entities for federal income tax purposes. Some states do not recognize the effect of these elections or Alion’s S corporation status. As a result, the Company recorded approximately $0.07 million and $0.02 million of state income tax expense for the years ended September 30, 2005 and 2004, respectively
      Net Loss. The net loss increased approximately $25.1 million, or 166.2%, to $40.2 million for the year ended September 30, 2005 as compared to $15.1 million for the year ended September 30, 2004. The $25.1 million increase is associated with factors discussed above.

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

•	On February 13, 2004, we completed the acquisition of ITSC, a provider of nuclear safety and analysis services to the U.S. Department of Energy (DOE) as well as to the commercial nuclear power industry.

•	On October 31, 2003, we completed the acquisition of IPS a provider of program and acquisition management, integrated logistics support, and foreign military support primarily to U.S. Navy customers.

				Pro Forma
	Year Ended September 30, 2004			Year Ended
				September 30,
			Consolidated	2003
			Operations of
	Consolidated	Acquired	Alion Less the	Consolidated
	Operations of	Operations	Acquired	Operations of
Financial Information	Alion	(ITSC and IPS)	Operations	Alion

				(In thousands)
	(In thousands)
Total revenue	$269,940	$28,359	$241,581	$213,182
Material and subcontract revenue	70,328	11,465	58,863	43,391
Total direct contract expenses	196,388	19,488	176,900	155,214
Major components of direct contract expense:
Direct labor cost	119,999	8,106	111,894	105,469
Other direct cost (ODC)	8,109	252	7,857	7,617
Material and subcontract (M&S) cost	68,280	11,131	57,149	42,128
Gross profit	73,552	5,296	68,256	57,968
Total operating expense	73,703	4,372	69,331	64,842
Major components of operating expense:
Indirect personnel and facilities	28,637	2,206	26,431	20,346
Non-recurring Transaction expense	—	—	—	6,726
General and administrative	28,116	1,850	26,266	24,670
Stock-based and deferred compensation	2,513	—	2,513	856
Depreciation and amortization	13,448	317	13,131	12,436
Income (loss) from operations	$(151)	$924	$(1,075)	$(6,874)

*	The operations of the acquired entities, ITSC and IPS, have been fully integrated within Alion on a consolidated basis. The financial information attributed to these entities are the estimates of management.
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

      Loss from Operations. For the year ended September 30, 2004, the loss from operations was $0.1 million compared with $6.8 million operating loss for the year ended September 30, 2003. The $6.7 million decrease is associated with factors discussed above and is attributable to the following:

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

	For Year Ended
	September 30,

	2004	2003

	(In millions)
Revolving debt	$0.8	$0.3
Senior term note	3.1	2.4
Mezzanine note - stated 12% interest	2.4	2.4
- accretion of debt discount	0.7	1.7
Subordinated note - stated PIK interest	2.4	2.5
- accretion of long term deferred interest	0.4	0.2
- accretion of debt discount	0.8	3.3
Promissory notes with officers	0.2	0.0
Warrants	5.9	0.7
Other	0.1	0.4

Total	$16.8	$13.9

(a)	Reflects change in value assigned to the detachable warrants associated with the change in the value of Alion common stock. The warrants are associated with the Mezzanine and Subordinated notes.
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
      Net Loss. The net loss decreased approximately $5.7 million, or 27.4%, to $15.1 million for the year ended September 30, 2004 as compared to $20.8 million for the year ended September 30, 2003. The $5.7 million decrease is associated with factors discussed above.
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

      The following discussion relates to the cash flow of Alion for the fiscal years ended September 30, 2005 and 2004.
      Operating activities generated approximately $35.1 million and $5.7 million net cash for the years ended September 30, 2005 and 2004, respectively. The $29.4 million increase in cash from operating activities, despite a higher net loss in fiscal year 2005, is primarily attributable to increased non-cash interest expense related to the fair value of common stock warrants, stock-based compensation expense and depreciation and amortization expenses. These amounts were approximately $25.8 million and approximately $4.4 million for the years ended September 30, 2005 and 2004, respectively. The Company also collected approximately $26.3 million more cash on accounts receivable for the year ended September 30, 2005, as compared to the prior year.
      Net cash used in investing activities (principally for strategic acquisitions) was approximately $78.0 million for the year ended September 30, 2005. During the year ended September 30, 2005, the Company paid, net of cash acquired, approximately $74.6 million in the aggregate for the acquisitions of CATI, METI, and JJMA and for the assets of Countermeasures and approximately $1.2 million for the investment in VectorCommand. In addition, the Company spent approximately $2.2 million for capital expenditures. During the year ended September 30, 2004, the Company used approximately $21.7 million to make acquisitions and pay earn out obligations. Alion paid approximately $4.0 million for the ITSC acquisition, approximately $10.6 million ($8.0 million in cash at closing plus approximately $2.6 million in subsequent payments for intercompany payables) for the IPS acquisition and $7.1 million in earn out obligations due for the AB Tech acquisition. We spent approximately $3.7 million for capital expenditures and approximately $1.0 million to make a minority investment in Matrics Incorporated. We sold our Matrics investment for $3.1 million in September 2004.
      Net cash provided by financing activities was approximately $75.9 million for the year ended September 30, 2005, compared to net cash provided by financing activities of approximately $22.2 million for the year ended September 30, 2004. The most significant components of the Company’s financing activities are: 1) net proceeds from (or repayment of) short term borrowings and 2) net proceeds from (or repayment of) long term debt securities. During the year ended September 30, 2005, Alion borrowed $94.0 million under the Term B Senior Credit Facility. The Company used approximately $58.7 million for the JJMA acquisition, approximately $22.0 million to redeem the Mezzanine Note and approximately $13.3 million to finance the other acquisitions discussed above. In the year ended September 30, 2005, the Company raised approximately $14.5 million from sales of common stock to the ESOP Trust. During the year ended September 30, 2004, Alion borrowed $50.0 million under the Term B Senior Credit Facility to repay the senior term note payable and revolving line credit facility with LaSalle Bank of approximately $29.3 million and $24.0 million, respectively. During the year ended September 30, 2003, the financing was required to complete the purchase of substantially all of the assets of IITRI. Alion generated $25.8 million in cash from the initial sale of the Company’s common stock to the ESOP Trust and another approximately $0.8 million from a subsequent sale of common stock to the ESOP Trust. Alion also obtained $33.3 million from borrowings under the LaSalle Bank senior term note. During the year ended September 30, 2003, Alion repaid approximately $5.7 million of principal on the senior term loan and approximately $6.2 million of principal on LaSalle Bank’s revolving credit facility.

Discussion of Debt Structure
      To fund the Transaction, the Company entered into various debt agreements (e.g., Senior Credit Agreement, Mezzanine Note, and Subordinated Note) on December 20, 2002. On August 2, 2004, the Company entered into a new Term B senior secured credit facility (the Term B Senior Credit Facility), with a syndicate of financial institutions for which Credit Suisse serves as arranger, administrative agent and collateral agent. LaSalle Bank National Association serves as syndication agent under the Term B Senior Credit Facility. Proceeds from the Term B Senior Credit Facility were used to extinguish the LaSalle Bank senior term note, the LaSalle Bank revolving credit facility and the Mezzanine Note. On April 1, 2005, the Company entered into an incremental term loan facility and an amendment to the Term B Senior Credit Facility (Amendment One), which added $72 million in term loans to our total indebtedness under the Term

B Senior Credit Facility. Set forth below is a summary of the terms of the Term B Senior Credit Facility, as modified by Amendment One, followed by a description of the remaining debt agreements which were used to fund the Transaction.
      Term B Senior Credit Facility. The Term B Senior Credit Facility has a term of five years and consists of:

•	a senior term loan in the approximate amount of $143.3 million, (which includes the incremental term loan), of which $142.9 million was drawn down as of September 30, 2005;

•	a senior revolving credit facility, in the amount of $30.0 million, of which approximately $3.0 million was deemed borrowed as of September 30, 2005, through the issuance of letters of credit issued under the Company’s prior senior credit facility which remain outstanding under the Term B Senior Credit Facility and the issuance of additional letters of credit under the Term B Senior Credit Facility; and

•	an uncommitted incremental term loan “accordion” facility in the amount of $150.0 million.
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
      The Company may prepay any of its borrowings under the Term B Senior Credit Facility, in whole or in part, in minimum increments of $1.0 million, in most cases without penalty or premium. The Company is responsible to pay any customary breakage costs related to the repayment of Eurodollar-based loans prior to the end of a designated Eurodollar rate interest period. The Company is required to pay a 1% prepayment premium on the amount of term loans prepaid from future debt proceeds if the interest rate margins of the future debt are lower than applicable interest rate margins then in effect under the Term B Senior Credit Facility and the Company makes the prepayment before April 1, 2006. If, during the term of the Term B Senior Credit Facility, the Company engages in the issuance or incurrence of certain permitted debt or the Company sells, transfers or otherwise disposes of certain of its assets, the Company must use all of the proceeds (net of certain costs, reserves, security interests and taxes) to repay term loan borrowings under the Term B Senior Credit Facility. If the Company engages in certain kinds of issuances of equity or has any excess cash flow for any fiscal year during the term of the Term B Senior Credit Facility, the Company must use 50 percent of the proceeds of the equity issuance (net of certain costs, reserves, security interests and taxes) or 50 percent of excess cash flow for that fiscal year to repay term loan borrowings under the Term B Senior Credit Facility. If the Company’s leverage ratio is less than 2.00 to 1.00 at the applicable time after taking into account the use of the net proceeds (in the case of an equity issuance), then the Company must use 25 percent of those net proceeds or excess cash flow for that fiscal year to repay term loan borrowings under the Term B Senior Credit Facility.
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
      The Term B Senior Credit Facility requires that the Company’s existing subsidiaries and subsidiaries that the Company acquires during the term of the Term B Senior Credit Facility, other than certain insignificant subsidiaries, guarantee the Company’s obligations under the Term B Senior Credit Facility. Accordingly, the Term B Senior Credit Facility is guaranteed by the Company subsidiaries, HFA, CATI, METI, and JJMA.
      Use of Proceeds. On August 2, 2004, the Company borrowed $50.0 million through the senior term loan under the Term B Senior Credit Facility. The Company used the proceeds to retire its then outstanding senior term loan and revolving credit facility administered by LaSalle Bank in the approximate amount of $47.2 million including principal and accrued and unpaid interest and to pay certain transaction fees associated with the refinancing in the approximate amount of $3.3 million. In October 2004, the Company borrowed approximately $22.0 million of the senior term loan to retire our existing mezzanine note in the approximate principal amount of $19.6 million and to pay accrued and unpaid interest and prepayment premium in the aggregate amount of approximately $2.4 million. On April 1, 2005, the Company borrowed $72 million in an incremental term loan under the Term B Senior Credit Facility. We used approximately $58.7 million of the incremental term loan proceeds to pay a portion of the JJMA acquisition price, and approximately $1.25 million to pay certain transaction fees associated with the incremental term loan. The remaining $12 million has been and will be used for general corporate purposes, which may include financing permitted acquisitions, and funding the Company’s working capital needs, as necessary.
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
      Security. The Term B Senior Credit Facility is secured by a security interest in all of the Company’s current and future tangible and intangible property, as well as all of the current and future tangible and intangible property of the Company’s subsidiaries, HFA, CATI, METI, and JJMA.
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
Less than 2.00 to 1.00
      On April 1, 2005, the Company elected to have the senior term loan bear interest at the Eurodollar rate and the senior revolving credit facility bear interest at the ABR rate (based on CSFB’s prime rate). As of September 30, 2005, the Eurodollar rate on the senior term loan was 6.45 percent (i.e., 4.20 percent plus 2.25 percent Eurodollar spread) and the ABR rate (based on CSFB’s prime rate) on the senior revolving credit facility was 7.50 percent (i.e., 5.75 percent plus 1.75 percent spread).
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
      On April 15, 2005, the Company entered into a second interest rate cap agreement which covers an additional $28.0 million of the Company’s long-term indebtedness. The interest on such portion of the Company’s long-term indebtedness is capped at 7.25 percent (i.e., LIBOR 5.00 percent cap plus 2.25 percent Eurodollar spread). For this second cap agreement, the Company paid a senior lender $117,000. The second interest rate cap agreement terminates on September 30, 2007. Further, the Company’s maximum effective rate of interest payable under the first interest rate cap agreement was reset and capped at a maximum interest rate of 6.91 percent (i.e., LIBOR 4.66 percent cap plus maximum 2.25 percent Eurodollar spread). As of September 30, 2005, approximately $65.3 million, or 45.7 percent, of the $142.9 million drawn under the Term B Senior Credit Facility is at a capped interest rate. The maximum effective interest rate on the $65.3 million that is currently under cap agreements is approximately 7.06 percent. The remaining outstanding aggregate balance under the Term B Senior Credit Facility over $65.3 million, which was approximately $77.6 million as of September 30, 2005, is not subject to any interest rate cap agreements or arrangements.
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

      For fiscal year 2005, as of September 30, 2005, the Company has paid a 0.5 percent commitment fee of $0.2 million dollars and approximately $0.06 million on the unused amounts of the senior term loan and senior revolving credit facility, respectively. As of September 30, 2005, the unused amounts of the senior term loan and senior revolving credit facility were zero and approximately $30.0 million, respectively.
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
      Senior Credit Agreement. On December 20, 2002, the Company executed a Senior Credit Agreement among LaSalle Bank National Association and other lenders to refinance and replace IITRI’s prior credit arrangements and to finance, in part, the Transaction. The Senior Credit Agreement consisted of a $35.0 million Senior Term Note and a $25.0 million revolving credit facility. All principal obligations under the Senior Credit Agreement were to be repaid in full no later than December 20, 2007. The Senior Credit Agreement was secured by a first priority, perfected security interest in all of the Company’s current and future tangible and intangible property.
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
      Mezzanine Note. On December 20, 2002, the Company issued to IITRI a Mezzanine Note securities purchase agreement (Mezzanine Note) with a face value of approximately $20.3 million. The Mezzanine Note served as part of the consideration for the Transaction. On July 1, 2004, the Illinois Institute of Technology (IIT) acquired all of IITRI’s rights and interests in the Mezzanine Note and the related Warrant Agreement.
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

      Subordinated Note. On December 20, 2002, the Company issued a seller note to IITRI under a seller note securities purchase agreement (Subordinated Note) with a face value of $39.9 million. The Subordinated Note served as part of the consideration for the Transaction. On July 1, 2004, the Illinois Institute of Technology (IIT) acquired all of IITRI’s rights and interests in the Subordinated Note and the related Warrant Agreement. The Subordinated Note bears interest at a rate of 6% per year through December 2008 payable quarterly by the issuance of non-interest bearing notes (paid-in-kind notes or PIK notes) maturing at the same time as the Subordinated Note. The issuance of the PIK notes will have the effect of deferring the underlying cash interest expense on the Subordinated Note, but because the PIK notes will not themselves bear interest, they will not have the effect of compounding any interest on these interest payment obligations. Commencing December 2008, the Subordinated Note will bear interest at 16% per year payable quarterly in cash through the time of repayment in full of the Subordinated Note. Principal on the Subordinated Note will be payable in equal installments of $19.95 million in December 2009 and December 2010; the PIK notes are also due in equal installments of $7.2 million on these same dates.
      Warrants. The Company issued detachable warrants with the Mezzanine Note and the Subordinated Note. The outstanding warrants associated with the Mezzanine Note represent the right to buy approximately 504,902 shares of Alion common stock at an exercise price of $10.00 per share. These warrants are exercisable until December 20, 2008 and contain a put right giving the holder the right to require the Company to purchase the warrants back at the then-current fair value of the Company’s common stock, minus the warrants’ exercise price. The put right can be exercised within thirty days after a change in control, or within thirty days prior to December 20, 2008, or within thirty days after delivery to the current holders of an appraisal of the per share value of the Company’s common stock as of September 30, 2008, if the ESOP still exists and no public market price exists for the Company’s common stock. Although the Mezzanine Note was redeemed on October 1, 2004, the detachable warrants remained outstanding.
      As of September 30, 2005, the warrants associated with the Subordinated Note represent the right to buy approximately 1,080,437 shares of Alion common stock at an exercise price of $10.00 per share. These warrants are exercisable until December 20, 2010 and also contain a put right giving the holder the right to require the Company to purchase the warrants back at the then-current fair value of the Company’s common stock, minus the warrants’ exercise price. This put right applies to up to 50% of these warrants within thirty days prior to December 20, 2009 (or within thirty days after delivery to the warrant holders of an appraisal of the per share value of the Company’s common stock as of September 30, 2009, if the ESOP still exists and no public market price exists for its common stock), and up to 100% of these warrants within thirty days prior to December 20, 2010 (or within thirty days after delivery to the warrant holders of an appraisal of the per share value of its common stock as of September 30, 2010, if the ESOP still exists and no public market value exists for its common stock).
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
      During fiscal year 2006 and the next four fiscal years, at a minimum, we expect that we will have to make the estimated interest and principal payments set forth below.

	5-Fiscal Year Period

	2006	2007	2008	2009	2010

	($ In thousands)
Bank revolving credit facility
- Interest(1)	$150	$150	$150	$150	$—
Senior Secured Term B Loan
- Interest(2)	9,775	9,902	9,938	5,068	—
- Principal(3)	1,440	1,440	1,440	138,600	—
Subordinated note
- Interest(4)	—	—	—	6,384	3,192
- Principal(4)	—	—	—	27,132	27,132

Total cash — Pay interest	9,925	10,052	10,088	11,602	—
Total cash — Pay principal	1,440	1,440	1,440	165,732	27,132

Total	$11,365	$11,492	$11,528	$177,334	$30,324

(1)	We anticipate accessing, from time to time, our $30.0 million bank revolving credit facility to finance our ongoing working capital needs. The term of the revolving credit facility is five years. For the fiscal years 2006 through 2009, we anticipate the balance drawn on the revolving credit facility to be minimal. The interest expense value includes an estimate for the unused balance fee on the $30.0 million revolving credit facility.

(2)	The projected average annual balance which we estimate will be drawn under the Senior Secured Term B Loan is as follows: $141.8 million, $140.4 million, $139.0 million, $69.9 million, and $0.0 million for fiscal years ending September 30, 2006, 2007, 2008, 2009, and 2010, respectively. Given the structure of the Term B senior credit facility, the Company expects that it will need to refinance the Term B Senior Credit Facility before the end of fiscal year 2008 and, therefore, interest expense would continue at levels similar to those set forth for prior years. Based on an estimated LIBOR rate plus the CSFB Eurodollar spread, the effective annual interest rate for fiscal years 2006, 2007, 2008, 2009 and 2010 is estimated to be approximately 7.2%, 7.1%, 7.2%, 7.4% and 7.8% respectively. The effective interest rate takes into account the interest rate cap agreements which limit the interest rate we will pay on a portion, but not all, of the outstanding principal balance of the Term B Senior Credit Facility. The current cap agreements expire in September 2007. Outstanding principal balances not under the cap agreements have interest expense based on the Eurodollar rate. The term of the Senior Secured Term B Loan is five years. The approximate impact of a 1% increase in the interest rate, as applied to principal balances drawn under the Senior Secured Term B Loan not covered by the current interest rate cap agreements would be $0.8 million, $0.8 million, $1.4 million, $0.7 million, and $0.0 million for the fiscal years ending September 30, 2006, 2007, 2008, 2009 and 2010, respectively. The estimated interest expense value includes an estimate for the commitment fee on the Senior Secured Term B Loan.

(3)	The Term B senior credit facility requires us to repay 1 percent of the principal balance outstanding under the senior term loan during the first four years (i.e. fiscal years 2005 through 2008) of its term and 96 percent of the principal balance outstanding during the fifth and final year (i.e. 2009) of the term. The table reflects the balance drawn of $142.9 as of September 30, 2005, resulting in expected annual principal payments of approximately $1.4 million in each of fiscal years 2006, 2007, and 2008. During the fifth year, or 2009, we are scheduled to pay principal in the amount of $138.6 million. The Term B Senior Credit Facility also requires us to make mandatory prepayments of principal depending upon whether we generate certain excess cash flow in a given fiscal year, we issue certain equity, we issue or incur certain debt or we sell certain assets. As of September 30, 2005, no mandatory prepayments are due.

(4)	Interest expense on the subordinated note during the four fiscal years from 2005 to 2008 is 6% simple interest, paid-in-kind by the issuance of the PIK notes. These interest amounts accrue to principal increasing the principal value of the subordinated note. PIK notes do not bear interest. Interest obligations paid by issuance of the PIK notes will not be compounded. In the years 2005 through 2008, the PIK interest on the Subordinated Note will be approximately $2.4 million in each year. During the eight-year term of the Subordinated Note, approximately $14.2 million of principal accretes to the note through the PIK notes. These amounts are included in the principal payments in fiscal years 2009 and 2010. In years 2009 and 2010, interest will be 16% paid quarterly in cash on the original principal of $39.9 million. The principal, together with the outstanding balance of the PIK notes, will be paid in equal amounts at the end of fiscal years 2009 and 2010.

Other Obligations.

Earn-outs
      The Company has earn-out commitments related to the following acquisitions:

AB Technologies (AB Tech) — Earn-out is based on an agreed-upon formula applied to net income of the business units that formerly comprised AB Tech. The earn-out obligation period expired on February 7, 2005, the fifth anniversary of the original acquisition date. As of September 30, 2005, approximately $1.4 million of earn-out has been recorded for fiscal year 2005. As of September 30, 2005, the maximum earn-out obligation of $11.5 million has been recorded from inception to date. On July 22, 2005, the Company settled the ongoing dispute between the Company and AB Tech. Under the terms of the settlement, the Company paid $3.4 million to the former shareholders of AB Tech in July 2005, and has a remaining obligation to pay $0.7 million to the former shareholders of AB Tech within fifteen days following the date that the Company’s fiscal 2005 year-end audited financial statement report by the Company’s auditor is issued and made publicly available by the Company.

ITSC — Earn-out is based on a portion of the gross revenue of the business units that formerly comprised ITSC. The Company has a maximum earn-out provision not-to-exceed $2.5 million. As of September 30, 2005, approximately $1.8 million of earn-out has been recorded from the date of the acquisition, of which approximately $1.5 million was recorded in fiscal year 2005. The obligation continues through December 31, 2005.

CATI — Earn-out is based on the performance of the business units that formerly comprised CATI. The Company has a maximum earn-out provision not-to-exceed a cumulative amount of $9.0 million based on attaining certain revenue goals for fiscal years 2005, 2006, and 2007, and the Company has a second earn-out provision not-to-exceed a maximum of $1.5 million for attaining certain revenue goals in the commercial aviation industry. As of September 30, 2005, no earn-out obligation has been recorded for fiscal year 2005. The obligation continues through February 25, 2007.

Lease payments
      The Company’s remaining minimum lease payment obligations under non-cancelable operating leases for the fiscal years ending 2006, 2007, 2008, 2009 and 2010 are $19.0 million, $16.7 million, $15.4 million, $12.3 million and $7.9 million, respectively. The remaining aggregate obligations on these leases thereafter are approximately $4.5 million. Commercial facility lease expenses are included in these amounts. These commercial facility lease obligations are currently reimbursable costs under the Company’s government contracts.

Repurchase obligations under KSOP
      As of September 30, 2005, the Company has spent a cumulative total, from inception to date, of approximately $9.9 million to repurchase shares of its common stock from the ESOP Trust to satisfy obligations under the KSOP to terminated employees.
Repurchase obligations under the KSOP

	Number of Shares		Total Value
Date	Repurchased	Share Price	Purchased

June 2003	5,248	$11.13	$58,412
July 2003	2,696	$11.13	$30,000
December 2003	50,031	$14.71	$735,956
May 2004	117	$16.56	$1,945
June 2004	727	$16.56	$12,039
June 2004	743	$16.56	$12,297
July 2004	48,309	$16.56	$799,997
December 2004	46,816	$19.94	$933,505
March 2005	5,691	$19.94	$113,486
June 2005	45,846	$29.81	$1,366,674
August 2005	1,090	$33.78	$36,803
September 2005	170,657	$33.78	$5,764,784
Other contingent obligations which will impact the Company’s cash

•	Obligations related to the holders’ put rights associated with the Mezzanine Note warrants;

•	Obligations related to the holder’s put rights associated with the Subordinated Note warrants;

•	Obligations relating to our stock appreciation rights and phantom stock programs; and

•	Obligations relating to deferred compensation programs for senior managers.
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
Contract performance — Joint Spectrum Center Contract
      The Company did not win the re-compete for its existing contract with the JSC. The Company filed a protest against the award of the contract to one of its competitors. The Company’s principal argument was that the successful bidder had an organizational conflict of interest with respect to its proposed performance of the contract. In its decision dated January 9, 2006, the GAO sustained the protest and recommended that the contracting agency take certain corrective action in order to address the awardee’s organizational conflict of interest. The Company is awaiting further action from the contracting agency. The Company continues to support the JSC customer under its existing contract until the issues involved in its protest are fully resolved.
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
      The amount of government contract expense reflected in the consolidated financial statements attributable to cost reimbursement contracts is subject to audit and possible adjustment by the Defense Contract Audit Agency (DCAA). The government considers the Company to be a major contractor and DCAA maintains an office on site to perform its various audits throughout the year. DCAA has concluded its audits of the Company’s indirect costs and cost accounting practices through fiscal year 2001. There were no significant disallowances for fiscal years ended September 31, 2000 and 2001. The fiscal year 2005 indirect expense rate submittal is scheduled to be provided to the government for review on or about March 30, 2006. Contract revenues on federal government contracts have been recorded in amounts that are expected to be realized upon final settlement.
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

      Software revenue is generated from licensing software and providing services. Where professional services are considered essential to the functionality of the solution sold, revenue is recognized on the percentage of completion method, as prescribed by AICPA SOP 81-1, Accounting for Performance on Construction-Type and Certain Production-Type Contracts.

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
      The Company accounts for goodwill and other intangible assets in accordance with the provisions of SFAS No. 142, which requires, among other things, the discontinuance of goodwill amortization. In addition, goodwill is to be reviewed at least annually for impairment or more frequently if events and circumstances indicate that the asset might be impaired. The Company has elected to perform this review annually at the end of each fiscal year. An impairment loss would be recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination consists of two steps. First, the Company estimates its fair value using an estimate of the fair value of its common stock based upon a valuation performed by an independent, third-party firm and compares it to its carrying amount. Second, if the carrying amount exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the goodwill.
      As of September 30, 2005, the Company has goodwill of approximately $167.5 million, subject to annual impairment review. As of September 30, 2005, the Company has a recorded net intangible asset balance of approximately $26.2 million, comprised primarily of purchased contracts which were acquired in connection with the Transaction and the ITSC, IPS, Countermeasures, METI, CATI and JJMA acquisitions. The intangible assets have an estimated useful life of one to three years and are amortized using the straight-line method.

Recently Issued Accounting Pronouncements
      In December 2004, the Financial Accounting Standards board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123(R)). SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value. SFAS 123(R) is effective in the first quarter of fiscal 2007. The Company is analyzing the expected impact of adoption of this Statement.
      In March 2005, the FASB issued Interpretation No. (FIN) 47, Accounting for Conditional Asset Retirement Obligations — an Interpretation of FASB Statement No. 143. FIN 47 clarifies the definition of a conditional asset retirement obligation, as used in SFAS No. 143, as a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires a liability to be recorded if the fair value of the obligation can be reasonable estimated. The Interpretation is effective no later than December 31, 2005. The Company is currently analyzing the expected impact of adoption of this Interpretation on its financial statements, but currently does not believe its adoption will have a significant impact on the financial position or results of operations of the Company.

Contractual Obligations
      The following table summarizes our contractual and other forecasted long-term debt obligations. For contractual obligations, we included payments that we have a legal obligation to make.

	Payments Due by Fiscal Year

	Total	2006	2007-2009	2010-2011	2012 and After

	(In thousands)
Contractual Obligations:
Long-term debt(1)	$242,043	$11,365	$200,354	$30,324	$—
Lease Obligations	75,821	19,035	44,405	12,381	$—

Total contractual obligations	$317,864	$30,400	$244,759	$42,705	$—

(1)	Includes interest payments and forecasted debt obligations. Given the structure of the Term B senior credit facility, the Company expects that it will need to refinance the Term B Senior Credit Facility before the end of fiscal year 2008.
Off-Balance Sheet Financing Arrangements
      The Company accounts for operating leases entered into in the routine course of business in accordance with Statement of Financial Accounting Standards 13, Leases. The Company has no off-balance sheet financing arrangements other than its operating leases. The Company has no relationship with any unconsolidated or special purpose entity, nor has it issued any guarantees.

Item 7a.	Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
      The Company’s exposure to interest rate risk is primarily due to the debt it incurred to finance the Transaction and the subsequent refinancing of a portion of that debt in August 2004 and additional financing undertaken by the Company in October 2004 and April 2005. The Subordinated Note has a stated fixed interest rate, and therefore presents no risk of change to interest charges as a result of an increase in market interest rates. The balance drawn under the $30.0 million senior revolving credit facility bears interest at variable rates based on CSFB’s prime rate plus a maximum spread of 175 basis points. The balance on the Senior Secured Term B Loan bears interest at variable rates tied to the Eurodollar rate. Such variable rates increase the risk that interest charges will increase materially if market interest rates increase. The Company has reduced, in part, the maximum total amount of variable interest rate risk on the Senior Secured Term B Loan by entering into two interest rate cap agreements that cover the first $65.3 million of principal borrowed (which balance declines over time). Under the first cap agreement, in exchange for our payment to a senior lender of approximately $0.3 million, our maximum effective rate of interest payable with regard to an approximately $37.3 million portion of the outstanding principal balance of the Senior Secured Term B Loan will not exceed 6.64 percent. (i.e., LIBOR 3.89 percent cap plus maximum 2.75 percent Eurodollar spread) for the period September 30, 2004 through September 29, 2005 and is not to exceed 6.91 percent (i.e., LIBOR 4.66 percent cap plus 2.25 percent maximum Eurodollar spread) for the period September 30, 2005 through September 29, 2007. Under the second cap agreement, in exchange for our payment to a senior lender of approximately $0.1 million, our maximum effective interest rate payable with regard to an approximately $28.0 million additional portion of the outstanding principal balance under the Senior Secured Term B Loan will not exceed 7.25% (i.e., LIBOR 5.0 percent cap plus maximum 2.25 percent Eurodollar spread) through the date of termination of the second interest rate cap agreement on September 30, 2007. The remaining outstanding aggregate balance under the Term B Senior Credit Facility over $65.3 million, which was approximately $77.6 million as of September 30, 2005, is not subject to any interest cap rate cap agreements or arrangements. For a description of the existing interest rate cap arrangements, refer to “Discussion of Debt Structure” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

      The approximate impact of a 1% increase in the interest rate, as applied to principal balances drawn under the Senior Secured Term B Credit Facility that are not covered by the current interest rate cap agreement, would be $0.8 million, $0.8 million, $1.4 million, $0.7 million, and $0.0 million for fiscal years ending September 30, 2006, 2007, 2008, 2009 and 2010, respectively.
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
Risk associated with value of Alion common stock
      The Company has exposure to change in the fair market value of Alion’s common stock as the economic basis for the estimate of contingent obligations relating to, among other things:

•	Obligations related to the holders’ put rights associated with the Mezzanine Note warrants; and

•	Obligations related to the holder’s put rights associated with the Subordinated Note warrants.
      The value of those obligations would increase by approximately $5.7 million if the price of the Company’s stock were to increase by 10% and would decrease by approximately $5.7 million if the price of the Company’s stock were to decrease by 10%. Such changes would be reflected as a component of interest expense in the Company’s consolidated statements of operations.
      The Company also has exposure to change in the fair market value of Alion’s stock as the economic basis for the estimate of contingent obligations relating to its repurchase obligations under the KSOP and obligations relating to stock appreciation rights and phantom stock programs.
      The amount of such exposure will depend upon a number of factors. These factors include, but are not limited to, the number of Alion employees who might seek to redeem shares of Alion stock for cash following termination of employment, and the number of employees who might exercise their rights under the stock appreciation and phantom stock programs during any particular time period.

Item 8.	Financial Statements and Supplementary Data

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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alion Science and Technology Corporation and subsidiaries as of September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Chicago, Illinois
January 31, 2006

ALION SCIENCE AND TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,

	2005	2004

	(In thousands, except
	share and per share
	information)
Current assets:
Cash and cash equivalents	$37,778	$4,717
Accounts receivable, less allowance of $3,539 and $2,896 at September 30, 2005 and September 30, 2004, respectively	80,898	68,949
Stock subscriptions receivable	1,733	1,556
Prepaid expenses	1,944	1,333
Other current assets	2,802	1,008

Total current assets	125,155	77,563
Property, plant and equipment, net	11,174	10,778
Intangible assets, net	30,198	13,618
Goodwill	163,419	83,075
Other assets	1,860	1,688
Deferred compensation assets	2,443	1,739

Total assets	334,249	188,461

Current liabilities:
Current portion, Term B Senior Credit Facility note payable	1,404	468
Current portion, acquisition obligations	3,616	3,059
Trade accounts payable and accrued liabilities	27,312	23,420
Accrued payroll and related liabilities	29,161	18,561
ESOP liabilities	274	136
Current portion of accrued loss on operating leases	1,054	832
Billings in excess of costs and estimated earnings on uncompleted contracts	2,559	676

Total current liabilities	65,380	47,152
Acquisition obligations, excluding current portion	7,100	—
Term B Senior Credit Facility note payable, excluding current portion	137,945	46,367
Mezzanine note payable	—	17,503
Subordinated note payable	42,888	34,247
Agreements with officers	—	1,514
Deferred compensation liability	2,465	1,735
Accrued compensation, excluding current portion	6,356	2,128
Accrued postretirement benefit obligations	3,357	3,398
Non-current portion of lease obligations	3,694	3,892
Redeemable common stock warrants	44,590	20,777

Total liabilities	313,775	178,713
Shareholder’s equity, subject to redemption:
Common stock (subject to redemption), $0.01 par value, 8,000,000 shares authorized, 5,149,840 shares and 3,376,197 shares issued, and 5,149,840 shares and 3,376,197 shares outstanding at September 30, 2005 and September 30, 2004, respectively	51	34
Additional paid-in capital	88,479	37,532
Accumulated deficit	(68,056)	(27,818)

Total shareholder’s equity, subject to redemption	20,474	9,748

Total liabilities and shareholder’s equity, subject to redemption	$334,249	$188,461

See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,

	2005	2004	2003

	(In thousands, except share and
	per share information)
Contract revenue	$369,231	$269,940	$165,917
Direct contract expense	267,241	196,388	120,559

Gross profit	101,990	73,552	45,358

Operating expenses:
Indirect contract expense	29,017	17,647	8,685
Research and development	498	399	177
General and administrative	32,974	28,117	19,909
Non-recurring transaction expense	—	—	726
Rental and occupancy expense	12,542	10,990	6,892
Depreciation and amortization	17,771	13,447	9,553
Stock-based compensation(1)	10,628	2,513	856
Bad debt expense (recovery)	651	590	(525)

Total operating expenses	104,081	73,703	46,273

Operating loss	(2,091)	(151)	(915)
Other income (expense):
Interest income	475	27	21
Interest expense	(38,696)	(16,835)	(11,724)
Other	140	1,865	2

Loss before income taxes	(40,172)	(15,094)	(12,616)
Income tax expense	(66)	(17)	—

Net loss	(40,238)	(15,111)	(12,616)

Basic and diluted loss per share	$(9.50)	$(4.91)	$(6.05)

Basic and diluted weighted average common shares outstanding	4,235,947	3,074,709	2,085,274

(1)	Stock-based compensation is a separately reported component of general and administrative expense.
See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (DEFICIT),
SUBJECT TO REDEMPTION

			Additional
	Common	Common	Paid-In-	Treasury	Treasury	Accumulated
	Shares	Stock	Capital	Shares	Stock	Deficit	Total

	(In thousands, except share information)
Balances at September 30, 2002	100	$—	$1	—	$—	$(91)	$(90)
Issuance of common stock to KSOP Trust	2,973,713	29	30,549	—	—	—	30,578
Purchase of common stock from KSOP Trust	(7,944)	—	—	7,944	(88)	—	(88)
Release of treasury shares to KSOP Trust	7,944		28	(7,944)	88	—	116
Net loss for the year ended September 30, 2003	—	—	—	—	—	(12,616)	(12,616)

Balances at September 30, 2003	2,973,813	$29	$30,578	—	$—	$(12,707)	$17,900
Purchase of common stock from KSOP Trust	(99,927)	—	—	99,927	(1,562)	—	(1,562)
Release of treasury shares to KSOP Trust	99,927	—	—	(99,927)	1,562	—	1,562
Issuance of common stock to KSOP Trust	402,384	5	$6,954	—	—	—	6,959
Net loss for the year ended September 30, 2004	—	—	—	—	—	$(15,111)	(15,111)

Balances at September 30, 2004	3,376,197	$34	$37,532	$—	$—	$(27,818)	$9,748
Purchase of common stock from KSOP Trust	(52,507)	—	—	52,507	(1,047)	—	(1,047)
Release of treasury shares to KSOP Trust	52,507	—	—	(52,507)	1,047	—	1,047
Issuance of common stock to KSOP Trust	1,944,300	19	56,710	—	—	—	56,729
Retirement of common stock from KSOP Trust	(170,657)	(2)	(5,763)	—	—	—	(5,765)
Net loss for year ended September 30, 2005	—	—	—	—	—	(40,238)	(40,238)

Balances at September 30, 2005	5,149,840	$51	$88,479	$—	$—	$(68,056)	$20,474

See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended September 30, 2005, 2004 and 2003

	Year Ended September 30,

	2005	2004	2003

	(In thousands, except share and
	per share information)
Cash flows from operating activities:
Net loss	$(40,238)	$(15,111)	$(12,616)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,771	13,447	9,553
Accretion of debt to face value	3,056	1,449	1,024
Amortization of debt issuance costs	840	1,462	353
(Increase) decrease in value of interest rate cap agreement	(118)	204	148
Change in fair value of redeemable common stock warrants	23,729	6,015	4,453
Stock-based compensation	10,629	2,513	856
Loss on disposal of assets	27	—	7
Gain on investments, net	(72)	(2,223)	(113)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	12,078	(14,160)	4,571
Other assets	1,036	(4,215)	793
Sale of marketable securities	—	405	—
Trade accounts payable and accruals	6,200	13,808	5,664
Other liabilities	202	2,081	(429)

Net cash provided by operating activities	35,140	5,675	14,264
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(74,591)	(21,678)	(60,099)
Capital expenditures	(2,233)	(3,678)	(1,329)
Proceeds from sale of investment securities	—	3,064	—
Purchase of investment securities	(1,193)	(1,333)	—

Net cash used in investing activities	(78,017)	(23,625)	(61,428)
Cash flows from financing activities:
Proceeds from Term B Senior Credit Facility note payable	94,000	50,000	—
Proceeds from senior note payable	—	—	35,000
Payment of debt issuance costs	(1,307)	(3,280)	(1,700)
Repayment of Term B Credit Facility note payable	(1,080)	—	—
Repayment of senior note payable	—	(29,250)	(5,750)
Repayment of mezzanine note payable	(20,201)	(750)	—
Proceeds from agreement with officer	—	750	—
Repayment of agreements with officers	(1,823)	—	—
Borrowings under revolving credit facility	—	24,000	(6,185)
Repayment of LaSalle revolving credit facility	—	(24,000)	—
Repayment of ITSC revolving credit facility	—	(375)	—
Purchase of interest rate cap agreement	—	(319)	(245)
Purchase of shares of common stock from ESOP Trust	(8,160)	(1,562)	(88)
Cash received from issuance of common stock to Trust	14,509	6,959	26,620

Net cash provided by financing activities	75,938	22,173	47,652
Net increase in cash	33,061	4,223	488
Cash and cash equivalents at beginning of period	4,717	494	6

Cash and cash equivalents at end of period	$37,778	$4,717	$494

ALION SCIENCE AND TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year Ended September 30,

	2005	2004	2003

	(In thousands, except share and
	per share information)
Supplemental disclosure of cash flow information:
Cash paid for interest	9,328	7,563	3,774
Cash paid (received) for taxes	367	(29)	(105)
Non-cash financing activities:
Mezzanine note and warrants issued in connection with acquisition of selected operations of IITRI	—	—	20,343
Subordinated note and warrants issued in connection with acquisition of selected operations of IITRI	—	—	39,900
Bank debt assumed in connection with acquisition of selected operations of IITRI	—	—	6,188
IITRI transaction costs assumed in connection with acquisition of selected operations of IITRI	—	—	2,300
Additional non-cash consideration paid in connection with acquisition of selected operations of IITRI	—	—	1,520
Deferred compensation arrangement with officer	—	—	857
Common stock issued to ESOP Trust in satisfaction of employer contribution liability	5,707	4,330	2,828
Common stock issued for acquisitions	37,250	—	—

See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description and Formation of the Business
      Alion provides scientific and engineering expertise to research and develop technological solutions for problems relating to national defense, homeland security, and energy and environmental analysis. The Company provides these research services primarily to agencies of the federal government and, to a lesser extent, to commercial and international customers.
      Alion, a for-profit S Corporation, was formed in October 2001 for the purpose of purchasing substantially all of the assets and certain of the liabilities of IITRI, a not-for-profit membership corporation affiliated with and controlled by the Illinois Institute of Technology. Prior to the acquisition of substantially all of the assets and liabilities of IITRI (the Transaction), the Company’s activities had been organizational in nature. On December 20, 2002, Alion acquired substantially all of the assets and liabilities of IITRI (Business), excluding the assets and liabilities of IITRI’s Life Sciences Operation, for aggregate total proceeds of $127.3 million.
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

$127,305

(2)	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation
      The accompanying audited consolidated financial statements include the accounts of Alion Science and Technology Corporation and its subsidiaries (collectively, the “Company” or “Alion”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding annual financial reporting.
      The consolidated financial statements are prepared on the accrual basis of accounting and include the accounts of Alion and its wholly-owned subsidiaries: Human Factors Application, Inc. (HFA), acquired at the time of the Transaction, Innovative Technology Solution Corporation (ITSC), and Alion — IPS Corporation (IPS), which were acquired during the fiscal year ended September 30, 2004, Alion — METI Corporation (METI), Alion — CATI Corporation (CATI), Alion Canada (U.S.), Inc., Alion Science and Technology (Canada) Corporation, and Alion — JJMA Corporation (JJMA) which were acquired or established during the fiscal year ended September 30, 2005. All significant intercompany accounts have been eliminated in consolidation.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Cash and Cash Equivalents
      The Company considers cash in banks, and deposits with financial institutions with maturities of three months or less and that can be liquidated without prior notice or penalty, to be cash and cash equivalents.

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
      The amount of government contract expense reflected in the consolidated financial statements attributable to cost reimbursement contracts is subject to audit and possible adjustment by the Defense Contract Audit Agency (DCAA). The government considers the Company to be a major contractor and DCAA maintains an office on site to perform its various audits throughout the year. DCAA has concluded its audits of the Company’s indirect costs and cost accounting practices through fiscal year 2001. There were no significant

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
disallowances for fiscal years ended September 31, 2000 and 2001. The fiscal year 2005 indirect expense rate submittal is scheduled to be provided to the government for review on or about March 30, 2006. Contract revenues on federal government contracts have been recorded in amounts that are expected to be realized upon final settlement.
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
      Software revenue is generated from licensing software and providing services. Where professional services are considered essential to the functionality of the solution sold, revenue is recognized on the percentage of completion method, as prescribed by AICPA SOP 81-1, Accounting for Performance on Construction-Type and Certain Production-Type Contracts.

Income Taxes
      The Company is an S corporation under the provisions of the Internal Revenue Code of 1986, as amended. For federal and certain state income tax purposes, the Company is not subject to tax on its income. The Company’s income is allocated to its shareholder, Alion Science and Technology Corporation Employee Stock Ownership, Savings and Investment Trust (the Trust). The Company may be subject to state income taxes in those states that do not recognize S corporations and to additional types of taxes including franchise and business taxes. All of the Company’s wholly-owned operating subsidiaries are qualified subchapter S or disregarded entities which, for federal income tax purposes, are not treated as separate corporations. As of September 30, 2005, the Company’s tax basis in its assets exceeds its book basis by approximately $69.3 million.

Accounts Receivable and Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts
      Accounts receivable include billed accounts receivable, amounts currently billable and costs and estimated earnings in excess of billings on uncompleted contracts that represent accumulated project expenses and fees which have not been billed or are not currently billable as of the date of the consolidated balance sheet. The costs and estimated earnings in excess of billings on uncompleted contracts are stated at estimated realizable value and aggregated $19.3 million and $14.6 million at September 30, 2005 and 2004, respectively. Costs and estimated earnings in excess of billings on uncompleted contracts at September 30, 2005 include $2.1 million related to costs incurred on projects for which the Company has been requested by the customer to begin work under a new contract or extend work under an existing contract, but for which formal contracts or contract modifications have not been executed. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable losses in the Company’s existing billed and unbilled accounts receivable. The Company determines the allowance using specific identification and historical write-off experience based on the age of the population.
      Billings in excess of costs and estimated earnings and advance collections from customers represent amounts received from or billed to commercial customers in excess of project revenue recognized to date.

Goodwill and Other Intangibles
      The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, which requires, among other things, the discontinuance of goodwill

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
amortization. Under SFAS 142, goodwill is to be reviewed at least annually for impairment or more frequently if events or changes in circumstances indicates the asset might be impaired; the Company has elected to perform this review annually at the end of each fiscal year. An impairment loss would be recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination consists of two steps. First, the Company estimates its fair value using an estimate of the fair value of its common stock based upon a valuation performed by an independent, third-party firm and compares it to its carrying amount. Second, if the carrying amount exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the goodwill. The Company completed the fiscal year 2005 annual goodwill impairment analysis in the fourth quarter of fiscal year 2005. Based on this analysis, the Company concluded that no goodwill impairment exists as of September 30, 2005. Intangible assets are amortized over their estimated useful lives, generally three to five years primarily using the straight-line method.

Fixed Assets
      Leasehold improvements, software and equipment are recorded at cost. Expenditures for maintenance and repairs that do not add significant value or significantly lengthen an asset’s useful life are charged to current operations. Software and equipment are depreciated over their estimated useful lives (2 to 15 years for the various classes of software and equipment) generally using the straight-line method. Leasehold improvements are amortized on the straight-line method over the shorter of the assets’ estimated useful life or the life of the lease. Upon sale or retirement of an asset, costs and related accumulated depreciation are deducted from the accounts, and the gain or loss is recognized in the consolidated statements of operations.

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

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Redeemable common stock warrants
      The Company uses an option pricing model to estimate the fair value of its redeemable common stock warrants.

Alion Stock
      The estimated fair value price per share is determined based upon a valuation performed by an independent, third-party firm.

(3)	Employee Stock Ownership Plan (ESOP) and Stock Ownership Trust
      On December 19, 2001, the Company adopted the Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan (the “Plan”) and the Alion Science and Technology Corporation Employee Ownership, Savings and Investment Trust (the “Trust”). The Plan, a tax qualified retirement plan, includes an ESOP component and a non-ESOP component. On August 9, 2005, the Internal Revenue Service issued a determination letter that the Trust and the Plan, as amended through the Ninth Amendment, qualify under Sections 401(a) and 501(a) of the Internal Revenue Code of 1986 (the IRC) , as amended. The Company believes that the Plan and Trust have been designed and are currently being operated in compliance with the applicable requirements of the IRC.

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
      There were no plan assets as of September 30, 2005 and 2004. The Company uses an October 1 measurement date.
      Following is a reconciliation of the plan’s accumulated postretirement benefit obligation (In thousands):

	2005	2004

Accumulated postretirement benefit obligation as of September 30:
Retirees	$1,028	$1,118
Fully eligible active plan participants	814	812
Other active plan participants	1,741	1,672

	$3,583	$3,602

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005	2004

Reconciliation of beginning and ending benefit obligation:
Benefit obligation at beginning of period	$3,602	$2,938
Service cost	188	119
Interest cost	227	178
Actuarial (gain) loss	22	579
Benefits paid	(456)	(212)

Benefit obligation at September 30	$3,583	$3,602

      Following is a reconciliation of the funded status of the plan (In thousands):

Funded status of the plan:
Obligation at September 30	$(3,583)	$(3,602)
Unrecognized net loss (gain)	$226	$204

Accrued postretirement benefits included in the consolidated balance sheet	$(3,357)	$(3,398)

      The components of net periodic postretirement benefit cost for the years ended September 30, 2005 and 2004 are as follows (In thousands):

	2005	2004

Service cost	$188	$119
Interest cost	227	178
Amortization of net (gain) loss	—	(6)

Net periodic postretirement benefit cost	$415	$291

      The weighted-average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also the net periodic benefit costs.

	2005	2004

Accumulated post retirement benefit obligation at September 30	5.25%	6.00%
Service and interest cost portions of net periodic postretirement benefit costs	6.00%	6.25%
      The following table displays the assumed health care trends used to determine the accumulated postretirement benefit obligation:

	2005	2004

Health care cost trend rate assumed for next year	10.0%	10.5%
Rate to which the cost trend rate is assumed to decline (ultimate trend rates)	5.0%	5.5%
Year the rate reaches the ultimate trend rate	2015	2014
      A one-percentage-point change in assumed health care cost trend rates would have the following effect (In thousands):

	One-Percentage-	One-Percentage-
	Point Increase	Point Decrease

Total interest and service cost	$47	$(42)
Accumulated postretirement benefit obligation	277	(251)

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Estimated future benefit payments -fiscal years ending September 30:

2006	$256
2007	234
2008	244
2009	279
2010	307
2010 - 2015	$2,070
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
      Basic and diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding which excludes the impact of warrants and stock appreciation rights described herein as this impact would be anti-dilutive for all periods presented.

(6)	Shareholder’s Equity, Subject to Redemption
      The Company’s common stock is owned by the Trust. The Company provides a put option to any participant or beneficiary who receives a distribution of common stock which permits the participant or beneficiary to sell such common stock to the Company during certain periods, at the estimated fair value price per share, which was at $35.89 per share as of September 30, 2005. Accordingly, all of the Company’s equity is classified as subject to redemption in the accompanying consolidated balance sheets. The estimated fair value price per share is determined based upon a valuation performed by an independent, third-party firm. The Company may allow the Trust to purchase shares of common stock tendered to the Company under the put option.
      Certain participants have the right to sell their shares distributed from the participant’s account that were acquired on the closing date of the Transaction at a value per share equal to the greater of the original purchase price or the estimated fair value price per share of the common stock.

(7)	Goodwill and Intangible Assets
      The Company accounts for goodwill and other intangible assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and other Intangible Assets”, which requires that goodwill be reviewed at least annually for impairment. The Company performs this review at the end of each fiscal year.
      As of September 30, 2005, the Company has recorded goodwill of approximately $163.4 million, which is subject to an annual impairment review. During the fiscal year ended September 30, 2005, goodwill increased by approximately $80.3 million. Approximately $77.6 million related to purchase price allocation, and related adjustments to the initial allocation, for acquisitions that occurred during the year ended September 30, 2005, as described in Note 15 and approximately $2.7 million related to adjustments to the initial purchase price allocation for acquisitions that occurred during the year ended September 30, 2004 and for additional earn-out

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
obligations from historical acquisitions. For the acquisitions completed during the year ended September 30, 2005, the purchase price allocations are preliminary and subject to change based upon the completion of the valuation of certain intangible assets and other items.
      As of September 30, 2005, the Company has recorded gross intangible assets of approximately $62.1 million and accumulated amortization of $31.9 million. Approximately $60.5 million of recorded gross intangible assets are comprised of the contracts purchased from acquisitions, approximately $0.7 million for non compete agreements and $0.9 million from software acquired for internal use. The intangible assets have an estimated useful life of one to thirteen years and are primarily being amortized using the straight-line method. The weighted-average remaining amortization of period of intangible assets was approximately 4 years at September 30, 2005. Amortization expense was approximately $13.4 million, $10.6 million, and $8.3 million for the years ended September 30, 2005, 2004, and 2003 respectively. Estimated aggregate amortization expense for each of the next four years and thereafter is as follows:

(In thousands)
For the year ended September 30:
2006	$7.2
2007	5.0
2008	4.7
2009	4.4
and thereafter	8.9
      As of September 30, 2005, the Company has recorded net intangible assets of approximately $30.2 million comprised primarily of contracts purchased in connection with the acquisitions of JJMA, IITRI, IPS and METI of approximately $25.7 million, $2.3 million, $0.7 million, and $0.1 million, respectively; approximately $0.6 million for non-compete agreements and $0.8 million for acquired internal use software.

(8)	Long-Term Debt
      To fund the Transaction described in Note 1, the Company entered into various debt agreements (i.e., Senior Credit Agreement, Mezzanine Note, and Subordinated Note) on December 20, 2002. On August 2, 2004, the Company entered into a new Term B senior secured credit facility (the Term B Senior Credit Facility) with a syndicate of financial institutions for which Credit Suisse serves as arranger, administrative agent and collateral agent. LaSalle Bank National Association serves as syndication agent under the Term B Senior Credit Facility. On April 1, 2005, the Company entered into an incremental term loan facility and an amendment to the Term B Senior Credit Facility (Amendment One), which added $72 million in term loans to our total indebtedness under the Term B Senior Credit Facility. Set forth below is a summary of the terms of the Term B Senior Credit Facility, as modified by Amendment One.
      The discussion below describes the Term B Senior Credit Facility and the initial debt agreements used to finance the Transaction.

Term B Senior Credit Facility
      The Term B Senior Credit Facility has a term of five years and consists of:

•	a senior term loan in the approximate amount of $142.9 million, (which includes the incremental term loan), all of which was drawn down as of September 30, 2005;

•	a senior revolving credit facility, in the amount of $30.0 million, of which approximately $3.0 million was deemed borrowed as of September 30, 2005, through the issuance of letters of credit issued under

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company’s prior senior credit facility which remain outstanding under the Term B Senior Credit Facility and the issuance of one additional letter of credit under the Term B Senior Credit Facility; and

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
      Under the senior revolving credit facility, the Company may request the issuance of up to $5.0 million in letters of credit and may borrow up to $5.0 million in swing line loans, a type of loan customarily used for short-term borrowing needs. As of September 30, 2005, approximately $3.0 million in letters of credit have been issued. All principal obligations under the senior revolving credit facility are to be repaid in full no later than August 2, 2009.
      The Company may prepay any of its borrowings under the Term B Senior Credit Facility, in whole or in part, in minimum increments of $1.0 million, in most cases without penalty or premium. The Company is responsible to pay any customary breakage costs related to the repayment of Eurodollar-based loans prior to the end of a designated Eurodollar rate interest period. The Company is required to pay a 1% prepayment premium on the amount of term loans prepaid from future debt proceeds if the interest rate margins of the future debt are lower than applicable interest rate margins then in effect under the Term B Senior Credit Facility and the Company makes the prepayment before April 1, 2006. If, during the term of the Term B Senior Credit Facility, the Company engages in the issuance or incurrence of certain permitted debt or the Company sells, transfers or otherwise disposes of certain of its assets, the Company must use all of the proceeds (net of certain costs, reserves, security interests and taxes) to repay term loan borrowings under the Term B Senior Credit Facility. If the Company engages in certain kinds of issuances of equity or has any excess cash flow for any fiscal year during the term of the Term B Senior Credit Facility, the Company must use 50 percent of the proceeds of the equity issuance (net of certain costs, reserves, security interests and taxes) or 50 percent of excess cash flow for that fiscal year to repay term loan borrowings under the Term B Senior Credit Facility. If the Company’s leverage ratio is less than 2.00 to 1.00 at the applicable time after taking into account the use of the net proceeds (in the case of an equity issuance), then the Company must use 25 percent of those net proceeds or excess cash flow for that fiscal year to repay term loan borrowings under the Term B Senior Credit Facility.
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
      The Term B Senior Credit Facility requires that the Company’s existing subsidiaries and subsidiaries that the Company acquires during the term of the Term B Senior Credit Facility, other than certain insignificant subsidiaries, guarantee the Company’s obligations under the Term B Senior Credit Facility. Accordingly, the Term B Senior Credit Facility is guaranteed by the Company subsidiaries, HFA, CATI, METI, and JJMA.
      Use of Proceeds. On August 2, 2004, the Company borrowed $50.0 million through the senior term loan under the Term B Senior Credit Facility. The Company used the proceeds to retire its then outstanding senior term loan and revolving credit facility administered by LaSalle Bank in the approximate amount of $47.2 million including principal and accrued and unpaid interest and to pay certain transaction fees associated

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
with the refinancing in the approximate amount of $3.3 million. In October 2004, the Company borrowed approximately $22.0 million of the senior term loan to retire our existing mezzanine note in the approximate principal amount of $19.6 million and to pay accrued and unpaid interest and prepayment premium in the aggregate amount of approximately $2.4 million. On April 1, 2005, the Company borrowed $72 million in an incremental term loan under the Term B Senior Credit Facility. The Company used approximately $58.7 million of the incremental term loan proceeds to pay a portion of the JJMA acquisition price, and approximately $1.25 million to pay certain transaction fees associated with the incremental term loan. The remaining $12 million has been and will be used for general corporate purposes, which may include financing permitted acquisitions, and funding the Company’s working capital needs, as necessary.
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
      Security. The Term B Senior Credit Facility is secured by a security interest in all of the Company’s current and future tangible and intangible property, as well as all of the current and future tangible and intangible property of the Company’s subsidiaries, HFA, CATI, METI, and JJMA.
      Interest and Fees. Under the Term B Senior Credit Facility, the senior term loan and the senior revolving credit facility can each bear interest at either of two floating rates. The Company was entitled to elect that interest be payable on the Company’s $142.9 million senior term loan at an annual rate equal to the prime rate charged by CSFB plus 125 basis points or at an annual rate equal to the Eurodollar rate plus 225 basis points. The Company was also entitled to elect that interest be payable on the Company’s senior revolving credit facility at an annual rate that varies depending on the Company’s leverage ratio and whether the borrowing is a Eurodollar borrowing or an alternate base rate (“ABR”) borrowing. Under the Term B Senior Credit Facility, if the Company were to elect a Eurodollar borrowing under its senior revolving credit facility, interest would be payable at an annual rate equal to the Eurodollar rate plus additional basis points as reflected in the table below under the column “Eurodollar Spread” corresponding to the Company’s leverage ratio at the time. Under the Term B Senior Credit Facility, if the Company elects an ABR borrowing under its senior revolving credit facility, the Company may elect an alternate base interest rate based on a federal funds effective rate or based on CSFB’s prime rate, plus additional basis points reflected in the table below under the column “Federal Funds ABR Spread” or “Prime Rate ABR Spread” corresponding to the Company’s leverage ratio at the time.
Eurodollar Prime Rate

	Spread	ABR Spread	ABR Spread
Leverage Ratio	(In basis points)	(In basis points)	(In basis points)

Category 1	275	225	175
Greater than or equal to 3.00 to 1.00
Category 2	250	200	150
Greater than or equal to 2.50 to
1.00 but less than 3.00 to 1.00
Category 3	225	175	125
Greater than or equal to 2.00 to
1.00 but less than 2.50 to 1.00
Category 4	200	150	100
Less than 2.00 to 1.00

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On April 1, 2005, the Company elected to have the senior term loan bear interest at the Eurodollar rate and the senior revolving credit facility bear interest at the ABR rate (based on CSFB’s prime rate). As of September 30, 2005, the Eurodollar rate on the senior term loan was 6.45 percent (i.e., 4.20 percent plus 2.25 percent Eurodollar spread) and the ABR rate (based on CSFB’s prime rate) on the senior revolving credit facility was 7.50 percent (i.e. 5.75 percent plus 1.75 percent spread).
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
      On April 15, 2005, the Company entered into a second interest rate cap agreement which covers an additional $28.0 million of the Company’s long-term indebtedness. The interest on such portion of the Company’s long-term indebtedness is capped at 7.25 percent (i.e., LIBOR 5.00 percent cap plus 2.25 percent Eurodollar spread). For this second cap agreement, the Company paid a senior lender $117,000. The second interest rate cap agreement terminates on September 30, 2007. Further, the Company’s maximum effective rate of interest payable under the first interest rate cap agreement was reset and capped at a maximum interest rate of 6.91 percent (i.e., LIBOR 4.66 percent cap plus maximum 2.25 percent Eurodollar spread). As of September 30, 2005, approximately $65.3 million, or 45.7 percent, of the $142.9 million drawn under the Term B Senior Credit Facility is at a capped interest rate. The maximum effective interest rate on the $65.3 million that is currently under cap agreements is approximately 7.06 percent. The remaining outstanding aggregate balance under the Term B Senior Credit Facility over $65.3 million, which was approximately $77.6 million as of September 30, 2005, is not subject to any interest rate cap agreements or arrangements.
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
      For fiscal year 2005, as of September 30, 2005, the Company has paid a 0.5 percent commitment fee of approximately $0.2 million dollars and approximately $0.06 million on the unused amounts of the senior term loan and senior revolving credit facility, respectively. As of September 30, 2005, the unused amounts of the senior term loan and senior revolving credit facility were zero and approximately $30.0 million, respectively.
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

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      On February 11, 2004, the Company borrowed $750,000 from an officer of the Company. In exchange, on June 7, 2004, the Company issued a promissory note in the principal amount of $750,000 to the officer. The promissory note bore interest at a rate of 15% per year, payable quarterly. The annual interest period was effective beginning February 11, 2004. On December 9, 2004, the Promissory Note was extinguished. An amount of $750,000 plus accrued interest of $21,635 was paid to the officer.
      As of September 30, 2005, for the aforementioned debt agreements, the remaining fiscal year principal repayments (at face amount before debt discount) are as follows:

	5-Fiscal Year Period

	2006	2007	2008	2009	2010	Total

			($ In millions)
Senior Secured Term B Loan(1)	$1.44	$1.44	$1.44	$138.60	$—	$142.92
Subordinated Seller Note(2)	—	—	—	19.95	19.95	39.90
Subordinated Paid in Kind Note(3)	—	—	—	7.18	7.18	14.36

Total principal payments	$1.44	$1.44	$1.44	$165.73	$27.13	$197.18

(1)	The Term B Senior Credit Facility requires the Company to repay 1 percent of the principal balance outstanding under the senior term loan during the first four years (i.e., fiscal years 2005 through 2008) of

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Term B Senior Credit Facility’s term and 96 percent of the principal balance outstanding during the fifth and final year of the term. The table reflects the balance drawn of $142.9 as of September 30, 2005, resulting in expected annual principal payments of approximately $1.4 million in each of fiscal years 2006, 2007, and 2008. During the fifth year, or 2009, we expect to pay principal in the amount of $138.6 million. The Term B Senior Credit Facility also requires the Company to make mandatory prepayments of principal depending upon whether the Company generates certain excess cash flow in a given fiscal year, issue certain equity, issue or incur certain debt or sell certain assets. Due to the uncertainty of these payments, the table does not reflect any such payments. The approximate $142.9 million includes, as of September 30, 2005, approximately $3.6 million of the remaining unamortized debt discount. Approximately $4.6 million of debt issuance costs were recorded as debt discount.

(2)	Repayment of $39.9 million for the face value of the Subordinated Seller Note in two equal payments of $19.95 million in years 2009 and 2010. The $39.9 million includes, as of September 30, 2005, approximately $4.8 million of the remaining unamortized debt discount, assigned to fair value of the detachable warrants. At date of issuance, December 20, 2002, approximately $7.1 million was assigned as the fair value of the warrants in accordance with Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially settled in, a Company’s Own Stock.”

(3)	During the eight-year term of the Subordinated Note, approximately $14.4 million of principal accretes to the note through the PIK. These amounts are included in the principal payments in fiscal years 2009 and 2010. In fiscal years 2009 and 2010, interest will be 16% paid quarterly in cash. The principal, together with the outstanding balance of the PIK notes will be paid in equal amounts at the end of fiscal years 2009 and 2010.

(9)	Redeemable Common Stock Warrants
      In connection with the issuance of the Mezzanine Note, Subordinated Note, and the Deferred Compensation Agreement described in Note 8, the Company issued 524,229 (an amount which was subsequently reduced by repurchase of 19,327 warrants, as described above), 1,080,437, and 22,062, respectively, detachable redeemable common stock warrants (the Warrants) to the holders of those instruments. As of July 1, 2004, IITRI transferred all of its rights, title and interest in the warrants to the Illinois Institute of Technology. The Warrants have an exercise price of $10 per share and are exercisable until December 20, 2008 for the warrants associated with the Mezzanine Note and the Deferred Compensation Agreement and until December 20, 2010 for the warrants associated with the Subordinated Note. In addition, the Warrants enable the holders to sell the warrants back to the Company, at predetermined times, at the then current fair value of the common stock less the exercise price. Accordingly, the Warrants are classified as debt instruments in accordance with Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The estimated fair value of the Warrants of approximately $10.3 million on the date of issuance was recorded as a discount to the face value of the notes issued and as a liability in the accompanying consolidated balance sheet. The estimated fair value of the Warrants was $44.6 million as of September 30, 2005. Changes in the estimated fair value of the Warrants are recorded as interest expense in the accompanying consolidated statements of operations.

(10)	Leases
      Future minimum lease payments under non-cancelable operating leases for buildings, equipment and automobiles at September 30, 2005 are set out below. Under these operating leases, the Company subleased some excess capacity to subtenants under non-cancelable operating leases.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In connection with the IPS, METI, and JJMA acquisitions, the Company assumed operating leases at above-market rates and recorded a loss accrual of approximately $5.2 million based on the estimated fair value of the lease liabilities assumed; which is being amortized over the lease terms. The remaining unamortized accrued loss related to these acquisitions was $3.5 million at September 30, 2005. In connection with the IPS acquisition, the Company also acquired a related sub-lease pursuant to which it receives above-market rates. Based on the estimated fair value of the sublease, the Company recognized an asset of $0.6 million which is being amortized over the lease term. The remaining asset value was $0.4 million at September 30, 2005.

Fiscal Years Ending	(In Thousands)

2006	$19,035
2007	16,698
2008	15,415
2009	12,292
2010	7,888
and thereafter	4,493

Gross lease payments	$75,821
Less: non-cancelable subtenant receipts	8,286

Net lease payments	$67,535

      Rent expense under operating leases was $15.1 million, $10.5 million, and $8.2 million for the years ended September 30, 2005, 2004, and 2003, respectively. Sublease rental income under operating leases was $1.8 million, $0.8 million, and zero for the years ended September 30, 2005, 2004, and 2003, respectively.

(11)	Fixed Assets
      Fixed assets at September 30 consisted of the following:

	2005	2004

	(In thousands)
Leasehold improvements	$2,302	$1,992
Equipment and software	17,395	13,358

Total cost	19,697	15,350

Less accumulated depreciation and amortization	8,523	4,572

Net fixed assets	$11,174	$10,778

      Depreciation and leasehold amortization expense for fixed assets was approximately $4.4 million and $2.8 million for fiscal years ended September 30, 2005 and 2004, respectively.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)	Stock Appreciation Rights
      In November 2002, the board of directors adopted the Alion Science and Technology Corporation 2002 Stock Appreciation Rights (SAR) Plan (the “2002 SAR Plan”), which is administered by the compensation committee of the board or its delegate. On November 9, 2004, the board of directors amended the 2002 SAR Plan to provide that, on or after October 3, 2004, no further grants would be made under the 2002 SAR Plan. Existing grants made under the plan before October 3, 2004, remain in force. The 2002 SAR Plan has a term of ten years. Awards may be granted under the plan to directors, officers, and employees. Outstanding SAR awards cannot exceed the equivalent of 10% of the Company’s outstanding shares of common stock on a fully diluted basis. A grantee has the right to receive payment upon exercise equal to the difference between the appraised value of a share of Alion common stock as of the grant date and the appraised value of a share of Alion common stock as of the exercise date based on the most recent valuation of the shares of common stock held by the ESOP. Under the 2002 SAR Plan, awards vest at 20% per year for employees. Awards to members of the Company’s board of directors, other than Dr. Atefi, vest ratably over each member’s then-current term of office. SARs may be exercised at any time after grant to the extent they have vested. As of September 30, 2005, the Company had granted 236,400 outstanding SARs which may be summarized as follows:

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
      As of September 30, 2005, under this plan, approximately 30,670 SARs had been exercised and 23,760 SARs had been forfeited resulting in approximately 181,970 SARs outstanding.
      On January 13, 2005, the Company’s board of directors adopted a second SAR plan, the Alion Science and Technology Corporation 2004 Stock Appreciation Rights Plan (the “2004 SAR Plan”), to comply with the deferred compensation provisions of the American Jobs Creation Act of 2004.
      The 2004 SAR Plan has a 10-year term. Awards may be granted under the plan to Alion directors, officers, employees and consultants. Under the Plan, the chief executive officer has the authority to grant awards as he deems appropriate; however, awards to executive officers are subject to the approval of the administrative committee of the Plan. Outstanding SAR awards cannot exceed the equivalent of 12% of the Company’s outstanding shares of common stock on a fully diluted basis. Awards to employees vest over four years at 25% per year and awards to directors vest ratably over each director’s term of service. SARs may be exercised at any time after grant to the extent they have vested. The 2004 SAR Plan contains a provision for accelerated vesting in the event of death, disability or a change in control of the Company. SARs are normally paid on the first anniversary of the date the award becomes fully vested, or else upon the SAR holder’s earlier death, disability or termination of service, or change in control. Payments are determined by the number of vested SARs multiplied by the difference between the share price at date of grant and the share price at date of payment; however, for SARs granted before November 9, 2005 and outstanding when a change in control occurs, payment is based on the number of SARs multiplied by the share price at the date of the change in control (or earlier valuation, if higher).
      Upon exercise, a grantee has the right to receive payment equal to the difference between the appraised value of a share of Alion common stock as of the grant date and the appraised value of a share of Alion common stock as of the exercise date per the most recent valuation of the common stock held by the ESOP.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of September 30, 2005, under this plan, the Company has granted 214,350 outstanding SARs summarized as follows:

	Number of	Number of SARs
	SARs	Granted to			Cumulative
	Granted to	Board	Total Number of	Exercise	Number of
Effective Date of Grant	Employees	of Directors	SARs Granted	Price/Share	SARs Granted

November 2004	—	12,600	12,600	$19.94/share	12,600
February 2005	164,750	—	164,750	$19.94/share	177,350
March 2005	2,000	—	2,000	$19.94/share	179,350
April 2005	33,000	—	33,000	$29.81/share	212,350
June 2005	2,000	—	2,000	$29.81/share	214,350
      As of September 30, 2005, under this plan, no SARs have been exercised, 12,350 SARs have been forfeited and 202,000 SARs remain outstanding.
      For the years ended September 30, 2005, 2004, and 2003, the Company recognized approximately $3.7 million, $0.7 million, and $0.2 million, respectively, in compensation expense associated with the two SAR plans.

(13)	Phantom Stock Program
      Phantom stock refers to hypothetical shares of Alion common stock. Recipients, upon vesting, are generally entitled to receive cash equal to the product of the number of hypothetical shares vested and the then-current value of Alion common stock, based on the most recent valuation of the shares of common stock held by the ESOP. The Company’s phantom stock plans are administered by the compensation committee of the board of directors which may grant key management employees awards of phantom stock.

Initial Phantom Stock Plan
      In February 2003, the compensation committee of Alion’s board of directors approved, and the board of directors subsequently adopted, the Alion Science and Technology Phantom Stock Plan (the “Initial Phantom Stock Plan”).
      The Initial Phantom Stock plan has a term of ten years. The Initial Phantom Stock Plan contains provisions for acceleration of vesting and payouts in connection with an employee’s death, disability, involuntary termination of employment without cause or a change in control of the Company. The phantom stock awards vest according to the following schedule:

	The Vested Amount for
	Grant in

	February	November
Anniversary from Grant Date	2003	2003

1st	—	20%
2nd	—	20%
3rd	50%	20%
4th	25%	20%
5th	25%	20%

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of September 30, 2005, under the Initial Phantom Stock Plan, the Company had 223,685 shares of phantom stock outstanding which may be summarized as follows:

	Shares of	Cumulative
	Phantom Stock	Shares of
	Awarded to	Phantom Stock
Effective Date of Grant	Employees	Awarded

February 11, 2003	171,000	171,000
November 11, 2003	52,685	223,685

Second Phantom Stock Plan
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
      Awards of performance share phantom stock vest three years from date of grant (unless otherwise provided in an individual award agreement) and awards of retention share phantom stock vest in the years specified in the individual award agreement, provided that the grantee is still employed by the Company. Depending on the future financial performance of the Company, grantees may vest in performance phantom shares at a greater (up to 20% more) or lesser (up to 50% less) number of shares than the target number of shares disclosed above. Grants are to be paid out five years and sixty days from the date of grant. Under limited circumstances, a grantee may defer an award payout beyond the original date. The Second Phantom Stock Plan contains provisions for acceleration of vesting and payouts in connection with an employee’s death, disability, involuntary termination of employment without cause or a change in control of the Company.
      As of September 30, 2005, under the Second Phantom Stock Plan, the Company had 311,192 shares of phantom stock outstanding which may be summarized as follows:

	Shares of		Cumulative
	Phantom Stock		Shares of
	Awarded to		Phantom Stock
Effective Date of Grant	Employees		Awarded

February 1, 2005	207,778	(1)	207,778
February 1, 2005	103,414	(2)	311,192

(1)	Awarded 207,778 shares of performance share phantom stock.

(2)	Awarded 103,414 shares of retention share phantom stock.
      For the years ended September 30, 2005, 2004, and 2003, the Company recognized approximately $6.6 million, $1.5 million, and 0.4 million, respectively, in compensation expense associated with the phantom stock plans.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      Contract receivables from agencies of the federal government represented approximately $79.0 million, or 94%, of accounts receivable at September 30, 2005 and $68.6 million, or 96%, of accounts receivable at September 30, 2004. Contract revenues from agencies of the federal government represented approximately 96% and 98% of total contract revenues during the years ended September 30, 2005 and 2004, respectively.

(15)	Business Combinations

IITRI Acquisition and Pro Forma Information
      On December 20, 2002, Alion acquired substantially all of the assets and certain of the liabilities of IITRI, excluding the assets and liabilities of IITRI’s Life Sciences Operation, for approximately $127.3 million as described in Note 1. In connection with the acquisition, the Company formed the KSOP, which has an ESOP component. The ESOP trustee, State Street Bank and Trust Company, used the proceeds from the ESOP aggregating approximately $25.8 million to acquire approximately 2.58 million shares or 100% of the Company’s outstanding common stock. The Company used the funds from the sale of common stock to the ESOP and proceeds from the debt instruments described in Note 8, to fund the Transaction. The acquisition was accounted for using the purchase method. The acquisition occurred on the last day of the Company’s first interim period in fiscal year 2003, and accordingly, the accompanying consolidated statements of operations exclude the results of operations of the acquired business prior to the acquisition. The purchase price has been allocated to the acquired assets and assumed liabilities based on their estimated fair values at the date of acquisition. As of September 30, 2005, the Company has recorded approximately $63.0 million of goodwill related to this acquisition. Prior to the Transaction, the Company’s activities had been organizational in nature.

Acquisition of Innovative Technology Solutions Corporation
      On October 31, 2003, Alion acquired 100% of the outstanding stock of ITSC for $4.0 million. The transaction is subject to an earn out provision not-to-exceed $1.5 million. As of September 30, 2005, the Company has recorded approximately $5.0 million of goodwill relating to this acquisition. ITSC’s results of operations are included in Alion’s operations from the date of acquisition.

Acquisition of Identix Public Sector, Inc.
      On February 13, 2004, Alion acquired 100% of the outstanding stock of IPS for $8.0 million in cash. IPS, formerly ANADAC, was a wholly-owned subsidiary of Identix Incorporated. In the three months following the closing, the Company paid Identix approximately $2.6 million for intercompany payables. Subsequent payments totaling approximately $1.7 million for intercompany payables. Per the agreement, the Company placed a payment of $0.5 million in escrow contingent on the Company having the opportunity to compete or bid for services on certain government solicitations. As of September 30, 2005, the Company has recorded approximately $6.1 million of goodwill relating to this acquisition and approximately $0.8 million of intangible assets related to acquired contracts to be amortized over three years. The results of operations for IPS are included in Alion’s operations from the date of acquisition.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition of Assets of Countermeasures, Inc.
      On October 28, 2004, Alion purchased substantially all of the assets of Countermeasures, Inc. for approximately $2.4 million. At the time of acquisition, Countermeasures, Inc. had two employees and was located in Hollywood, Maryland. As of September 30, 2005, the Company has recorded approximately $1.4 million in goodwill relating to this acquisition. The results of operations for Countermeasures, Inc. are included in Alion’s operations from the date of acquisition. The pro forma impact of this acquisition was not significant.

Acquisition of ManTech Environmental Technology, Inc.
      On February 11, 2005, Alion acquired 100 percent of the outstanding stock of METI, an environmental and life sciences research and development company for approximately $7.0 million in cash. METI was headquartered in Research Triangle Park, NC. As of September 30, 2005, the Company has recorded $5.5 million in goodwill related to this acquisition and has remaining approximately $0.2 million of purchased contracts being amortized over three years. The results of operations for METI are included in Alion’s operations from the date of acquisition. The allocation of purchase price is preliminary as the Company completes its valuation of assets acquired and liabilities assumed. The pro forma impact of this acquisition was not significant.

Acquisition of Carmel Applied Technologies, Inc.
      On February 25, 2005 Alion acquired 100 percent of the outstanding stock of CATI, a flight training software and simulator development company, for approximately $7.3 million in cash. The transaction is subject to an earn-out provision not-to-exceed a cumulative amount of $9.0 million based on attaining certain cumulative revenue goals for fiscal years 2005, 2006, and 2007, and a second earn-out provision not-to-exceed $1.5 million for attaining certain revenue goals in the commercial aviation industry. As of September 30, 2005, the Company has recorded $12.9 million in goodwill related to this acquisition. The results of operations for CATI are included in Alion’s operations from the date of acquisition The allocation of purchase price is preliminary as the Company completes its valuation of assets acquired and liabilities assumed. The pro forma impact of this acquisition was not significant.

Investment in VectorCommand Ltd.
      On March 22, 2005, Alion acquired approximately 12.5 percent of the A ordinary shares in VectorCommand Ltd. for $1.5 million which investment is accounted for at cost.

Acquisition of John J. McMullen Associates, Inc. and Pro Forma Information
      On April 1, 2005, the Company acquired 100% of the issued and outstanding stock of JJMA pursuant to a Stock Purchase Agreement (the “Agreement”) by and among Alion, JJMA, Marshall & Ilsley Trust Company N.A. as trustee of the JJMA Employee Stock Ownership Trust, and holders of JJMA stock options and JJMA stock appreciation rights. The Company paid the equity holders of JJMA approximately $51.9 million, issued 1,347,197 shares of Alion common stock to the JJMA Trust valued at approximately $37.3 million, and agreed to make $8.3 million in future payments. The Company valued its common stock issued to the JJMA Trust at $27.65 per share, which price was determined based on an independent valuation. The acquisition was accounted for using the purchase method. The estimated total purchase price is as follows.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Form of Consideration	Fair Value

(In millions)
Cash paid, net of cash acquired	$52.9
Stock issued	37.3
Future payments	8.3
Acquisition costs	1.3

Total consideration	$99.8
      The Company has allocated the purchase price of JJMA to the estimated fair value of the assets acquired and liabilities assumed in the purchase. The purchase price allocation is preliminary as the Company completes its determination of the fair values of the assets acquired and liabilities assumed and is as follows (in millions):

Accounts receivable	$21.5
Property and equipment	1.0
Other assets	1.4
Identifiable intangible assets	29.6
Goodwill	57.8
Accounts payable and other accrued liabilities	(11.5)
      Identifiable intangible assets include $28.0 million for contracts acquired, $0.9 million for software and $1.3 million for non-compete agreements. The intangible asset for contracts acquired has an estimated useful life of five years and the intangible asset for non-compete agreements will be amortized over the term of the agreements, which are two years.
      The table below sets out the unaudited pro forma effects of the JJMA acquisition on the Company’s revenue, net income and earnings per share as though the JJMA acquisition had taken place on the first day of each fiscal year presented. The unaudited pro forma information disclosed below for JJMA includes historical operating results and pro forma adjustments to reflect the effects of Alion’s acquisition of JJMA. The JJMA pro forma results for the year ended September 30, 2005, includes approximately $10.1 million of stock-based compensation expensed and recorded by JJMA due to accelerated vesting directly associated with this acquisition. The unaudited pro forma information does not purport to be indicative of the results of operations that would have actually been achieved if the transaction had occurred on the date indicated or the results of operations that will be reported in the future.

	Twelve Months Ended September 30, 2005			Twelve Months Ended September 30, 2004

		JJMA Pro	Alion Pro		JJMA Pro	Alion Pro
	Alion	Forma	Forma	Alion	Forma	Forma

Pro Forma Revenue	$369,231	$51,103	$420,334	$269,940	$101,418	$371,358
Pro Forma Loss	$(40,238)	$(17,524)	$(57,762)	$(15,111)	$(4,705)	$(19,816)
Weighted Average Shares Outstanding	4,235,947	671,753	4,907,700	3,074,709	1,347,197	4,421,906
Loss Per Share	$(9.50)	$—	$(11.77)	$(4.91)	$—	$(4.33)

(16)	Related Party Transactions
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

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Earn Out Commitments
      The Company has earn out commitments related to the following acquisitions:
      AB Technologies (AB Tech) — Earn out is based on an agreed-upon formula applied to net income of the business units that formerly comprised AB Tech. The earn out obligation continues through February 7, 2005, the fifth anniversary of the original acquisition date. As of September 30, 2005, approximately $1.4 million of earn-out has been recorded for fiscal year 2005. See below regarding the settlement of the Company’s dispute with the former shareholders of AB Tech.
      ITSC — Earn out is based on a portion of the gross revenue of the business units that formerly comprised ITSC. As of September 30, 2005, $1.8 million of earn-out has been recorded from the date of the acquisition, of which approximately $1.5 million was recorded in fiscal year 2005.
      CATI — Earn-out is based on the performance of the business units that formerly comprised CATI. The transaction is subject to an earn -out provision not-to-exceed a cumulative amount of $9.0 million based on attaining certain revenue goals for fiscal years 2005, 2006, and 2007, and a second earn-out provision not-to-exceed $1.5 million for attaining certain revenue goals in the commercial aviation industry. As of September 30, 2005, no earn-out obligation has been recorded for fiscal year 2005. The obligation continues through February 25, 2007.
      In the opinion of management, the realization of the amounts due under these arrangements will not have a material adverse effect upon the financial position, results of operations, or the liquidity of the Company.

Legal Proceedings

AB Tech Settlement
      On September 12, 2002, the former owners of AB Technologies, Inc. (“AB Tech”) filed a lawsuit (“AB Tech Lawsuit”) against IITRI in Circuit Court for Fairfax County, Virginia. The complaint alleges breach of the AB Tech asset purchase agreement (“Asset Purchase Agreement”), and claims damages of $8.2 million. The former owners of AB Tech (“Former Owners”) asked the court to order an accounting of their earn out.
      On September 16, 2002, IITRI filed a lawsuit against the Former Owners which asked the court to compel the Former Owners to submit disputed issues to an independent accounting firm in accordance with the requirements of the Asset Purchase Agreement, make a declaratory judgment concluding that IITRI is entitled to an approximately $1.1 million downward adjustment of the purchase price paid under the Asset Purchase Agreement, and conclude that IITRI properly computed the earnout in accordance with the earnout formula in the Asset Purchase Agreement.
      Upon the closing of the Transaction, Alion assumed responsibility for and acquired all claims under these lawsuits.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On July 22, 2005, the Company settled the ongoing dispute between the Company and AB Tech. Under the terms of the settlement, the Company paid $3.4 million to the former shareholders of AB Tech, and has a remaining obligation to pay $0.7 million to the former shareholders of AB Tech within fifteen days following the date that the Company’s fiscal 2005 year-end audited financial statement report by the Company’s auditor is issued and made publicly available by the Company.

Joseph Hudert vs. Alion; Frank Stotmeister vs. Alion
      On December 23, 2004, the estate of Joseph Hudert filed an action against Grunley-Walsh Joint Venture, L.L.C. (Grunley-Walsh) and the Company in the District of Columbia Superior Court for damages in excess of $80 million. On January 6, 2005, the estate of Frank Stotmeister filed an action against the Company in the same court on six counts, some of which are duplicate causes of action, claiming $30 million for each count. Several other potential defendants may be added to these actions in the future.
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

Government Audits
      The amount of federal government contract revenue and expense reflected in the consolidated financial statements attributable to cost reimbursement contracts is subject to audit and possible adjustment by the Defense Contract Audit Agency (DCAA). The federal government considers the Company to be a major contractor and DCAA maintains an office on site to perform its various audits throughout the year. DCAA has concluded its audits of the Company’s indirect expense rates and cost accounting practices through fiscal year 2003. There were no significant cost disallowances for the fiscal years ended September 30, 2000 and 2001. Final rates on fiscal years ended September 2002 and 2003 are being negotiated with the Defense Contract Management Agency and are not expected to have a material effect on the results of future operations. The result of the audit for 2004 is not expected to have a material effect on the results of future operations. The fiscal year 2005 indirect expense rate submittal is scheduled to be provided to the federal government for review on or about March 30, 2006. Contract revenues on federal government contracts have been recorded in amounts that are expected to be realized upon final settlement.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(18)	Interim Period Information (Unaudited, in thousands)

	2005 Quarters

	1st	2nd	3rd	4th

Revenue	$69,221	$80,691	$110,795	$108,524
Net loss	$(5,964)	$(17,366)	$(10,763)	$(6,145)
Loss per share	$(1.77)	$(5.21)	$(2.21)	$(1.18)

	2004 Quarters

	1st	2nd	3rd	4th

Revenue	$58,591	$64,712	$69,808	$76,829
Net loss	$(4,292)	$(3,386)	$(2,805)	$(4,628)
Loss per share	$(1.45)	$(1.16)	$(0.87)	$(1.45)

(19)	Subsequent Event
  Joint Spectrum Center Contract
      During the year ended September 30, 2005, the support services contract to the Joint Spectrum Center underwent a full and open competition for the follow-on support contract that was to commence beginning October 2005. In August 2005, we were notified that we were not the successful bidder for these services. The JSC contract represented approximately 12%, 18%, and 21% of our revenue for the years ended September 30, 2005, 2004, and 2003, respectively. The Company filed a formal bid protest before the Government Accountability Office (GAO) with respect to the JSC contract award. The Company’s principal argument was that the successful bidder had an organizational conflict of interest with respect to its performance of the contract. In it’s decision dated January 9, 2006, the GAO sustained the protest and recommended that the contracting agency take certain corrective action in order to address the awardee’s organizational conflict of interest. The Company is awaiting further action from the contracting agency. In the meantime, the Company expects to continue to generate revenue from its existing JSC contract until the issues involved in its protest are fully resolved.
Consolidated Financial Statement Schedule
      Schedule II — Valuation and Qualifying Accounts (in thousands)

	Balance at	Charged to	Charged to
Allowance for Doubtful	Beginning of	Costs and	Contract				Balance at
Accounts Receivable	Year	Expenses	Revenue	Deductions(2)	Acquisitions(3)		End of Year

Fiscal year ended 2003(1)	$3,414	$(525)	$(18)	$(387)	$—		$2,484
Fiscal year ended 2004	$2,484	$659	$—	$(791)	$544	(3)	$2,896
Fiscal year ended 2005	$2,896	$700	$—	$(970)	$913	(4)	$3,539

(1)	Beginning balance recorded pursuant to allocation of purchase price to assets acquired and liabilities assumed in Alion’s acquisition of the Selected Operations of IITRI.

(2)	Accounts receivable written off against the allowance for doubtful accounts.

(3)	Adjustments pursuant to the allocation of purchase price to assets acquired and liabilities assumed in Alion’s acquisitions of ITSC and IPS.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	Adjustments pursuant to the allocation of purchase price to assets acquired and liabilities assumed in Alion’s acquisitions of CATI, METI, and JJMA.

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

SELECTED OPERATIONS OF IIT RESEARCH INSTITUTE
CONSOLIDATED STATEMENTS OF CASH FLOW
For the Years Ended September 30, 2002, 2001, and 2000

	Year Ended September 30,

	2002	2001	2000

	(In thousands)
Cash flows from operating activities:
Net Income (loss)	$4,698	$9,497	$4,282
Adjustments to reconcile net income loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,447	3,488	3,754
Gain in investments	(77)	—	—
Equity in loss of affiliate	—	—	498
Amortization of deferred gain on sale of building to the Illinois Institute of Technology	(486)	(379)	—
Gain on sale of land	—	—	(1,319)
Loss on disposal of fixed assets	—	84	—
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	5,927	378	(8,369)
Other assets	(654)	(365)	1,088
Trade accounts payable and accrued liabilities	4,384	(1,696)	(136)
Other liabilities	(2,526)	(3,100)	(5,104)

Net cash provided by (used in) operating activities	14,713	7,907	(5,306)

Net cash flows from investing activities:
Proceeds from sale of land	—	—	2,328
Proceeds from sale of building to the Illinois Institute of Technology, net	—	12,181	—
Capital expenditures	(3,643)	(1,940)	(2,795)
Cash paid for acquisition of net assets of AB Tech	—	(378)	(2,500)
Cash paid for Daedalic	(823)	—	—

Net cash provided by (used in) investing activities	(4,466)	9,863	(2,967)

Cash flows from financing activities:
Increase in (repayment of) bank overdraft	(2,156)	2,156	855
Net borrwoings (repayments) under revolving bank credit agreement	(7,526)	(10,838)	14,373
Payments under notes payable	(141)	(3,649)	(6,817)
Distributions to the Illinois Institute of Technology	(887)	(1,585)	(1,315)
Unreimbursed losses and capital funding (of) from Life Sciences Operation	859	(3,854)	(2,135)
Cash transferred to Alion in conjunction with the sale of the Business to Alion	—	—	—

Net cash provided by (used in) financing activities	(9,851)	(17,770)	4,961

Net increase (decrease) in cash	396	—	(3,312)
Cash at beginning of period	—	—	3,312

Cash at end of period	$396	$—	$—

Supplement disclosure of cash flow information:
Cash paid for interest	$776	$1,561	$1,318
Cash paid for income taxes	489	570	—
Supplemental disclosure of noncash financing activities:
Debt incurred related to earnout provisions of acquisitions	$624	$579	$2,952

See accompanying notes to consolidated financial statements.

SELECTED OPERATIONS OF IIT RESEARCH INSTITUTE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Nature of Organization and Business
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
      Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 15d — 15(f) under the Exchange Act) during the fiscal fourth quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9b.	Other Information
Sales of Unregistered Securities
      The Company has reported all other information required to be disclosed in a report on Form 8-K during the quarter ended September 30, 2005.

PART III

Item 10.	Directors and Executive Officers of the Registrant
      Information Regarding the Directors of the Registrant
      The names, ages and positions of our directors, as of September 30, 2005, are set forth below:

			Term	Director
Name	Age	Position	Expires	Since

Bahman Atefi	52	President, Chief Executive Officer and Chairman	2008	2001
Edward C. “Pete” Aldridge	67	Director	2006	2003
Leslie Armitage	37	Director	2007	2002
Lewis Collens	67	Director	2007	2002
Admiral (Ret.) Harold W. Gehman, Jr.	62	Director	2007	2002
Donald E. Goss	74	Director	2006	2002
Robert L. Growney	62	Director	2006	2002
General (Ret.) George A. Joulwan	65	Director	2008	2002
General (Ret.) Michael E. Ryan	63	Director	2008	2002
      Our directors are divided into three classes. The first class of directors consists of three directors — Donald E. Goss, Edward C. Aldridge, and Robert L. Growney. Their term expires on the date of the annual meeting of Alion’s shareholder(s) in 2006. The second class of directors consists of three directors — Leslie Armitage, Lewis Collens and Admiral Harold W. Gehman, Jr. Their term expires on the date of the annual meeting of Alion’s shareholder(s) in 2007. The third class of directors consists of three directors — Bahman Atefi, General George A. Joulwan and General Michael E. Ryan. The term of the third class of directors expires on the date of the annual meeting of Alion’s shareholder(s) in 2008. Under the terms of the subordinated note and warrants, subject to certain requirements, IITRI may nominate two directors for election to Alion’s board. Messrs. Collens and Growney are IITRI’s board appointees.
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
      Edward C.“Pete” Aldridge has served as a director of Alion since November 2003. Mr. Aldridge retired from government service in May 2003 as the Under Secretary of Defense for Acquisition, Technology, and Logistics, a position he held since May 2001. In this position, Mr. Aldridge was responsible for all matters relating to U.S. Department of Defense (DoD) acquisition, research and development, advanced technology, international programs, and the industrial base. From March 1991 to May 2001, Mr. Aldridge also served as president and CEO of the Aerospace Corporation, president of McDonnell Douglas Electronic Systems,

Secretary of the Air Force, and numerous other positions within the U.S. Department of Defense. He is currently a director of Lockheed Martin Corporation and Global Crossing, Ltd.
      Leslie Armitage has served as a director of Alion since May 2002. Ms. Armitage served as a Partner of The Carlyle Group from January 1999 until May 2005. In June 1997, Ms. Armitage became a founding member of Carlyle Europe. Ms. Armitage also served on the board of directors of Vought Aircraft Industries, Inc., Honsel International Technologies, and United Component, Inc.
      Lewis Collens has served as a director of Alion since May 2002. Since 1990, Mr. Collens has served as president of the Illinois Institute of Technology. Mr. Collens has also served as chief executive officer of IITRI from 1990 to October 2000. Mr. Collens also serves as chairman of the board for IITRI and as a director for Dean Foods Company, Taylor Capital, Amsted Industries and Colson Group. Mr. Collens is one of the two members of the board of directors designated by the holders of the subordinated note and the warrants.
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
      Robert L. Growney has served as a director of Alion since May 2002. Up until his retirement from Motorola in April 2002, Mr. Growney had served as a member of the board of directors for Motorola since January 1997 and as vice chairman of Motorola’s board of directors since January 2002. From January 1997 to January 2002, Mr. Growney served as president and chief operating officer for Motorola. Mr. Growney currently serves as a trustee for the Illinois Institute of Technology as well as serves as a member of its executive committee. Since May 2002, Mr. Growney has been a venture partner with Edgewater Funds. Mr. Growney is one of the two members of the board of directors designated by the holders of the subordinated note and the warrants.
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

      General (Ret.) Michael E. Ryan has served as a director of Alion since May 2002. General Ryan retired from the military in 2001 after 36 years of service. He served his last four years as the 16th Chief of Staff of the Air Force, responsible for organizing, training and equipping over 700,000 active duty, reserve and civilian members. He is president of the consulting firm, Ryan Associates, focusing on national defense issues. He is chairman of the board of CAE USA, Inc. and the Air Force Village Charitable Foundation. He serves on the board of directors of United Services Automobile Association, Circadence Corporation, VT Griffin, Inc., and Selex Sensor Airborne Systems (US) Inc. He is a senior trustee of the Air Force Academy Falcon Foundation.
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
      Our employee directors will not receive any additional compensation for their services as members of the board.
Establishment of Committees
      The Board of Directors has established three committees. As of September 30, 2005, each committee was comprised of the following members:

Committee	Chairperson	Members

Audit and Finance Committee	Donald Goss	Leslie Armitage, Robert Growney, Harold Gehman, Michael Ryan
Compensation Committee	Lewis Collens	Pete Aldridge, Leslie Armitage, Harold Gehman, George Joulwan
Governance and Compliance Committee	Bahman Atefi	George Joulwan, Michael Ryan, Harold Gehman
      The Board of Directors has determined that Mr. Donald E. Goss qualifies as “audit committee financial expert” as defined in Item 401(h) of Regulation S-K, and that he is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act.

Compensation Committee Interlocks and Insider Participation
      In October 2003, the Board of Directors established a Compensation Committee. As indicated above, the members of the Committee are Lewis Collens (Chairman), Leslie Armitage, Harold Gehman,

George Joulwan, and Pete Aldridge. Dr. Atefi is a member of the board of trustees of the Illinois Institute of Technology where Mr. Collens is the President.
Information Regarding the Executive Officers of the Registrant
      The names, ages and positions of our executive officers as of September 30, 2005, and the dates from which these positions have been held are set forth below.

Name	Age	Office	Position Since

Bahman Atefi	52	President, Chief Executive Officer and Chairman of the Board(1)	December 2001
Randy Crawford	54	Sector Senior Vice President(1)	May 2002
Rob Goff	59	Sector Senior Vice President	February 2004
Scott Fry	56	Sector Senior Vice President	October 2005
John (Jack ) Hughes	53	Executive Vice President, Chief Financial Officer and Treasurer(1)	September 2005
Stacy Mendler	42	Executive Vice President and Chief Administrative Officer(1)	September 2005
James Fontana	47	Senior Vice President, General Counsel and Secretary	January 2004

(1)	Member of the ESOP committee
      The following sets forth the business experience, principal occupations and employment of each of the current executive officers who do not serve on the board. Please read “Information Regarding the Directors of the Registrant” above for the information with respect to Dr. Atefi.
      Randy Crawford has served as Sector Senior Vice President and Sector Manager for Alion’s Engineering and Information Technology Sector since September 2005. Mr. Crawford served as Sector Senior Vice President and Sector Manager for Alion’s Spectrum Engineering Sector from May 2002 until September 2005. He is also a member of Alion’s ESOP committee. Mr. Crawford has been a member of the board of directors of Human Factors Applications, Inc. since September 2000. Mr. Crawford served IITRI as spectrum engineering sector senior vice president and manager from October 2000 through December 20, 2002, the date of completion of the Transaction. From January 1997 to October 2000, Mr. Crawford served as group manager of IITRI’s spectrum engineering group. Mr. Crawford received a BSEE from Virginia Tech and an MSE from The George Washington University.
      Rob Goff has served as Sector Senior Vice President and Sector Manager for Alion’s Defense Operations Integration Sector since February 2004. He has also served as a member of Alion’s ESOP committee since January 2005. Mr. Goff served as Vice President and Operations Manager for IITRI from July 1999 until September 2001. From December 20, 2002 (the closing date of the Transaction) until February 2004, Mr. Goff was Senior Vice President and Group Manager for Alion; he held this same position for IITRI from September 2001 until December 20, 2002. Prior to working for IITRI, Mr. Goff served on active duty for 30 years, retiring at the rank of Major General from the United States Army. Mr. Goff received a BS from the U.S. Army Military Academy at West Point, followed by a Masters degree in Spanish Language and Literature from Middlebury College, and a MBA from Long Island University.
      Scott Fry has served as Senior Vice President and Sector Manager for Alion’s JMS Maritime Sector since October 2005. Mr. Fry served as Senior Vice President and Deputy Sector Manager for the JMS Maritime Sector from April 2005 to October 2005. Prior to joining Alion, Mr. Fry served in the U.S. Navy for

32 years retiring in the rank of Vice Admiral. His career included command and staff positions both at sea and ashore with the Navy, NATO, and Joint Chiefs of Staff. In his last active duty assignment he commanded the United States Sixth Fleet during Operation Iraqi Freedom and the Global War on Terrorism. Mr. Fry received a B.S from the United States Naval Academy in Annapolis, Maryland.
      John Hughes has served as Executive Vice President, Chief Financial Officer and Treasurer of Alion since September 2005. He served as Senior Vice President, Chief Financial Officer and Treasurer from October 2002 until September 2005. From July 1998 to September 2002, Mr. Hughes served as co-founder and principal of Phoenix Financial & Advisory Services LLC, responsible for providing strategic planning, operations, financing, merger/acquisition, marketing/communications and business development support to small and mid-sized companies in the technology, media and entertainment industries. Mr. Hughes has also served as principal consultant of HKSBS, LLC from July 2002 to September 2002 and currently serves on the HKSBS advisory board. In his position as a principal consultant, Mr. Hughes functioned as the team leader for the financial advisory services division. From November 1992 to May 1998, Mr. Hughes served as senior vice president and chief financial officer of BTG Inc., responsible for business and operations management, strategic planning, mergers and acquisitions, and arranging financing for a $600 million business with 1,650 employees. Mr. Hughes received a BS in Economics and Business from Frostburg State University and has performed graduate coursework in contract formation, government procurement and financial management.
      Stacy Mendler has served as Executive Vice President and Chief Administrative Officer of Alion since September 2005. She served as Senior Vice President and Chief Administrative Officer of Alion from May 2002 until September 2005. She is also a member of Alion’s ESOP committee. Ms. Mendler served IITRI as senior vice president and director of administration from October 1997 until December 20, 2002, the closing date of the Transaction. As of May 2002, Ms. Mendler was IITRI’s chief administrative officer, as well as senior vice president. She also served as IITRI’s assistant corporate secretary from November 1998 through completion of the Transaction and has been a member of the board of directors of Human Factors Applications, Inc. since February 1999. From February 1995 to October 1997, Ms. Mendler was vice president and group contracts manager for the energy and environment group at Science Applications International Corporation where she managed strategy, proposals, contracts, procurements, subcontracts and accounts receivable. Ms. Mendler received a BBA in Marketing from James Madison University and a MS in Contracts and Acquisition Management from Florida Institute of Technology.
      James Fontana has served as Senior Vice President, General Counsel and Secretary of Alion since January 2004. He has 20 years of experience as an attorney specializing in government contracts and technology law, and possesses a wide range of legal subject matter expertise. From February 2003 to January 2004, Mr. Fontana was in private practice as the principal of the Law Offices of James C. Fontana, and from April 1997 to January 2003 he served as General Counsel of Getronics Government Solutions, LLC (formerly Wang Federal) and Vinnell Corporation, and was Senior Corporate Counsel to BDM International, Inc., Vinnell’s parent company. Mr. Fontana is a graduate of Temple University School of Law. He received his undergraduate degree from The American University, where he majored in economics.
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
      In 2004, the Company completed an examination of the Code to determine whether it fully met the definitional requirements of a code of ethics as set forth in the rules and regulations of the Securities and Exchange Commission. On September 15, 2004, the Company adopted a revised Code applicable to all Alion employees, including Alion’s CEO and CFO, and meeting such definitional requirements set forth in the rules and regulations of the Securities and Exchange Commission. A copy of the Code is posted for all employees on the Company’s external website at www.alionscience.com The Company intends to post on its website any amendments to, or waiver of, its Code.

Item 11.	Executive Compensation
      The following table sets forth all compensation with respect to our chief executive officer and our other most highly paid executive officers (the “Named Executive Officers”), whose total salary and bonus exceeded $100,000 for the fiscal years ended September 30, 2005, 2004, and 2003. During the fiscal year ended September 30, 2003, the acquired Selected Operations of IITRI paid all compensation for the named executive officers earned or paid prior to December 20, 2002.

							Long-Term
	Annual Compensation						Compensation

						Other Annual			All Other
Name and Principal Position	Year	Salary		Bonus		Compensation(1)	LTIP Payouts(2)		Compensation

Bahman Atefi	2005	438,609		425,000	(4)	—	—	(3)	1,081,488	(5)
Chief Executive Officer	2004	406,156		410,000		—	—		16,445	(5)
	2003	387,115		365,000		—	—		873,078	(5),(13)
Stacy Mendler	2005	262,450		215,000	(4)	—	—	(6)	249,003	(7)
Executive VP, Chief	2004	216,243		105,000		—	—		14,655	(7)
Administrative Officer	2003	196,238		90,000		—	—		227,930	(7),(13)
Randy Crawford	2005	286,982		125,000	(4)	—	—	(8)	18,799	(9)
Spectrum Engineering and	2004	257,752		90,000		—	—		13,825	(9)
Information Technology Sector
Senior VP and Sector Manger	2003	245,475		90,000		—	—		285,441	(9),(13)
Rob Goff	2005	284,169	(10)	235,000	(4)	—	—	(15)	19,533	(14)
Defense Operations	2004	243,271	(10)	200,000		—	—		14,261	(14)
Integration Sector Senior VP	2003	221,349		60,000		—	—		15,999	(14)
and Sector Manager
Jack Hughes	2005	280,771		215,000	(4)	—	—	(11)	18,494	(12)
Executive VP, Chief Financial	2004	245,195		135,000		—	—		14,957	(12)
Officer and Treasurer	2003	220,677		65,000		—	—		11,675	(12)
Thomas Diamant(16)	2005	223,114	(17)	—		—	—		210,196	(18)
Senior Consultant to the CEO

(1)	Unless otherwise indicated, no executive officer named in this summary compensation table received personal benefits or perquisites with an aggregate value equal to or exceeding the lesser of $50,000 or 10% of his or her aggregate salary and bonus.

(2)	See the “Long Term Incentive Plan — Awards in Last Fiscal Year” table, set forth below, for details related to phantom stock grants. See the “SAR Grants in Last Fiscal Year” and “Aggregate SAR Exercises in Last Fiscal Year and Fiscal Year End SAR Values” tables, set forth below, for details related to SAR grants.

(3)	In February 2005, Dr Atefi was awarded 65,926 shares of performance-base phantom stock and 43,951 shares of retention-based phantom stock under the Second Phantom Stock Plan. In November 2003 and February 2003, Dr. Atefi was awarded 18,695 shares and 65,000 shares, respectively, of phantom stock under the Initial Phantom Stock Plan. Each phantom stock plan is described more fully below.

(4)	Bonus amounts for fiscal year 2005 were paid in December 2005.

(5)	2005 includes $1,051,005 paid to Dr. Atefi for the redemption of the amount due under his Deferred Compensation Agreement, Company matching contributions of $25,970 under Alion’s KSOP, $3,800 in club membership dues, and $673 in term life insurance premiums paid by Alion.

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

(6)	In February 2005, Ms. Mendler was awarded 24,151 shares of performance-base phantom stock and 36,227 shares of retention-based phantom stock under the Second Phantom Stock Plan. In November 2003 and February 2003, Ms. Mendler was awarded 6,798 shares and 28,500 shares, respectively, of phantom stock under the Initial Phantom Stock Plan. Each phantom stock plan is described more fully below.

(7)	2005 includes $241,016 paid to Ms. Mendler for the redemption of the amount due her under the Executive Deferred Compensation Plan, Company matching contributions of $7,415 under Alion’s KSOP plan, and $572 in term life insurance premiums paid by Alion.

2004 includes Company matching contributions of $14,185 under Alion’s KSOP plan. Includes $470 in term life insurance premiums paid by Alion.

2003 includes Company matching contributions of $3,001 under IITRI’s 401(a) plan. These contributions cover the period October 1, 2002 to December 20, 2002, prior to the Transaction. Includes Company matching contribution of $9,504 under Alion’s KSOP. Includes $215,000 vested under a Retention Incentive Agreement. Includes $425 in term life insurance premiums paid by Alion.

(8)	In February 2005, Mr. Crawford was awarded 25,075 shares of performance-based phantom stock under the Second Phantom Stock Plan. In November 2003 and February 2003, Mr. Crawford was awarded 6,798 shares and 33,000 shares, respectively, of phantom stock under the Initial Phantom Stock Plan. Each phantom stock plan is described more fully below.

(9)	2005 includes Company matching contributions of $18,198 under Alion’s KSOP. Includes $601 in term life insurance premiums paid by Alion.

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

(10)	In February 2004, Mr. Goff was promoted to Sector Senior Vice President and Sector Manager.

(11)	In February 2005, Mr. Hughes was awarded 30,297 shares performance-base phantom stock and 45,445 shares of retention-based phantom stock under the Second Phantom Stock Plan. In November 2003 and February 2003, Mr. Hughes was awarded 10,000 shares and 6,798 shares, respectively, of phantom stock under the Initial Phantom Stock Plan. Each phantom stock plan is described more fully below.

(12)	2005 includes Company matching contributions of $17,315 under Alion’s KSOP, $534 in term life insurance premiums, and $645 in club membership dues paid by Alion.

2004 includes Company matching contributions of $14,423 under Alion’s KSOP and $611 in term life insurance premiums paid by Alion.

2003 includes Company matching contribution of $10,687 under Alion’s KSOP. Includes $488 in term life insurance premiums paid by Alion. Includes $500 in club membership dues.

(13)	Retention Incentive Agreements. In September 2001, IITRI entered into and funded retention incentive agreements with Bahman Atefi, Stacy Mendler and Randy Crawford for $550,000, $295,000 and $270,000, respectively, via a non-qualified deferred compensation agreement. Alion’s acquisition of IITRI’S assets constituted a change in control of IITRI and these retention incentive awards vested fully upon closing of the Transaction.

(14)	2005 includes Company matching contributions of $18,509 under Alion’s KSOP, $425 in health club membership fees, and $599 in term life insurance paid by Alion.

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

(15)	In February 2005, Mr. Goff was awarded 25,075 shares of performance-based phantom stock under the Second Phantom Stock Plan. In February 2003, Mr. Goff was awarded 3,999 shares of phantom stock under the Initial Phantom Stock Plan. Each phantom stock plan is described more fully below. In 2004, Mr. Goff received an award of 2,500 SARs. In 2003, Mr. Goff received an award of 1,200 SARs.

(16)	In September 2005, Mr. Diamant separated from the Company.

(17)	The amount paid directly by Alion for the six-month period subsequent to the purchase of JJMA by Alion (i.e. April 1, 2005 through September 30, 2005) of $223,114.

(18)	Includes $205,071 for settlement of employment agreement between Mr. Diamant and Alion. Includes Company matching contributions of $5,125 under Alion’s KSOP.
Stock Appreciation Rights Plans
      In November 2002, the board of directors adopted the Alion Science and Technology Corporation 2002 Stock Appreciation Rights (SAR) Plan, which is administered by the compensation committee of the board of directors or its delegate. The purpose of the 2002 SAR Plan was to attract, retain, reward and motivate employees responsible for the Company’s continued growth and development and its future financial success. On November 9, 2004, the board of directors amended the 2002 SAR Plan to provide that, on or after October 3, 2004, no further grants would be made under the 2002 SAR Plan. Existing grants made under the plan before October 3, 2004, remain in force.
      A SAR award provides a grantee with the right to receive payment for the increase in appraised value of a share of Alion common stock from the grant date to the exercise date. The 2002 SAR Plan contains a provision to prevent an award to a person who is or would become (if the award were made) a “disqualified person”. For this purpose, “disqualified person” means any individual who directly or beneficially holds at least 10% of Alion equity, including outstanding common stock and “synthetic equity”, such as SARs or phantom stock. Any award that violates this provision is void.
      Under the 2002 SAR Plan, awards to employees vest over five years, at a rate of 20% per year. Awards to directors under the plan vest ratably over each director’s term of service. The 2002 SAR Plan contains a provision for accelerated vesting in the event of death, disability or a change in control of the Company. Under the 2004 amendment to the 2002 SAR Plan, SARs are normally paid at the time the award becomes fully vested, or else upon the SAR holder’s earlier death, disability or termination of service. However, a grantee may request payment for any portion of an SAR that was vested on or before December 31, 2004 at any time, and can continue to hold such unexercised SARs for up to 60 days after the date at which a grant becomes completely vested. Payments are determined by the number of SARs vested multiplied by the difference between the share price at date of grant and the share price at date of payment.
      As of September 30, 2005, the Company had granted under the 2002 SAR Plan, 236,430 SARs, of which approximately 30,670 SARs had been exercised and 23,760 SARs had been forfeited resulting in approximately 181,970 SARs outstanding.

      On January 13, 2005, the Company’s board of directors adopted a second SAR plan, the Alion Science and Technology Corporation 2004 Stock Appreciation Rights Plan (the “2004 SAR Plan”), to comply with the deferred compensation provisions of the American Jobs Creation Act of 2004.
      The 2004 SAR Plan is administered by the compensation committee of the board of directors or its delegate and has a 10-year term. Awards may be granted under the plan to Alion directors, officers, employees and consultants. Under the Plan, the chief executive officer has the authority to grant awards as he deems appropriate; however, awards to executive officers are subject to the approval of the administrative committee of the Plan. The shares of Company common stock that may be used for reference purposes with respect to awards granted under the 2004 SAR Plan may not exceed 12% of the shares of Company common stock outstanding on a fully diluted basis (assuming the exercise of any outstanding options, warrants and rights including, without limitation, SARs, and assuming the conversion into stock of any outstanding securities convertible into stock), which amount may be adjusted in the event of a merger or other significant corporate transaction.
      Awards to employees vest over four years, at 25% per year. Awards to directors vest ratably over each director’s term of service. The 2004 SAR Plan contains a provision for accelerated vesting in the event of death, disability or a change in control of the Company. SARs are normally paid on the first anniversary of the date the award becomes fully vested, or else upon the SAR holder’s earlier death, disability or termination of service, or change in control. Payments are determined by the number of vested SARs multiplied by the difference between the share price at date of grant and the share price at date of payment; however, for SARs granted before November 9, 2005 and outstanding when a change in control occurs, payment is based on the number of SARs multiplied by the share price at the date of the change in control (or earlier valuation, if higher).
      The board of directors most recently amended both the 2002 SAR Plan and the 2004 SAR Plan in November 2005 to permit SAR holders to elect, prior to December 31, 2005, to have SARs paid immediately, as amounts under the award become vested. (This election does not apply to awards vested on or before December 31, 2004.) The SAR Plans permit the compensation committee to defer payments if it determines that payment is administratively impracticable or would jeopardize the solvency of the Company (provided that such impracticability or insolvency was unforeseeable as of the grant), or if the payment would violate a loan covenant or similar contract, or not be deductible under Section 162(m) of the Internal Revenue Code. Under the 2004 SAR Plan, a SAR holder may elect to defer the proceeds of the SAR into the Alion Science and Technology Corporation Executive Deferred Compensation Plan for a 5-year period, if he or she is eligible for such plan, by filing a deferral election with the Company at least one year in advance of the payment event.
      As of September 30, 2005, the Company had granted, under the 2004 SAR Plan, 214,350 SARs of which no SARs had been exercised and approximately 12,350 SARs had been forfeited resulting in approximately 202,000 SARs outstanding.
      Our board of directors may amend or terminate either SAR plan at any time.

      The following table sets forth information regarding grants of SARs to the Named Executive Officers pursuant to the SAR plan in fiscal year 2005. This table does not include warrants purchased from the Company described elsewhere in this Annual Report. The only Named Executive Officer who held warrants to purchase Alion common stock at September 30, 2005 was Dr. Atefi (22,062 shares).
SAR Grants in Last Fiscal Year*

Percent of
		SARs Granted	Exercise of		Grant Date
	No. of SARs	to Employees in	Base		Present
Name	Granted	FY	Price	Expiration Date	Value

			(In dollars)		(In dollars)
Bahman Atefi(1)
Stacy Mendler(1)
Randy Crawford(1)
Jack Hughes(1)
Rob Goff(1)
Thomas Diamant(1)(2)

*	Refers to the “Alion Science and Technology Corporation 2002 Stock Appreciation Rights (SAR) Plan” and “Alion Science and Technology Corporation 2004 Stock Appreciation Rights Plan” (see above, “Stock Appreciation Rights Plans” for more information regarding the SAR Plans).

(1)	No SAR awards during the fiscal year ended September 30, 2005.

(2)	In September 2005, Mr. Diamant separated from the Company.
      The following table sets forth information regarding the exercise of SARs during fiscal year 2005 by the Named Executive Officers and SARs held by them at September 30, 2005.
Aggregated SAR Exercises in Last Fiscal Year and Fiscal Year End/ SAR Values*

			Number of Securities	Value of Unexercised
			Underlying Unexercised	In-The-Money
	Shares		Options/SARs at Fiscal	Options/SARs at Fiscal
	Acquired	Value	Year End (Number)	Year End (Dollars)
Name	on Exercise	Realized	Exercisable/Unexercisable(4)	Exercisable/Unexercisable(5)

(In dollars)*
Bahman Atefi(1)
Stacy Mendler(1)
Randy Crawford(1)
Jack Hughes(1)
Rob Goff(1)(2)			480/720	$12,427/$18,640
(3)			500/2000	$10,590/$42,360
Thomas Diamant(1)(6)

*	Refers to the “Alion Science and Technology Corporation 2002 Stock Appreciation Rights (SAR) Plan” and “Alion Science and Technology Corporation 2004 Stock Appreciation Rights Plan” (see above, “Stock Appreciation Rights Plans” for more information regarding the SAR Plans).

(1)	No SAR awards during the fiscal year ended September 30, 2005.

(2)	In 2003, Mr. Goff was awarded 1,200 SARs at the exercise price of $10.00 per share. As of September 30, 2005, the value of Alion common stock is $35.89 per share.

(3)	In 2004, Mr. Goff was awarded 2,500 SARs at the exercise price of $14.71 per share. As of September 30, 2005, the value of Alion common stock is $35.89 per share.

(4)	The number of exercisable and unexercisable SARs is dependent on the plan vesting schedule. For example, as of September 30, 2005, for Mr. Goff, only 40% of the 1,200 SARs awarded in 2003 have vested, resulting in 480 exercisable SARs. As of September 30, 2005, the remaining SARs are unexercisable.

(5)	The value of exercisable and unexercisable SARs is dependent on the difference between the exercise price per share and the current fair value per share of Alion common stock. For example, as of September 30, 2005, for Mr. Goff, the exercise price for his SARs awarded in 2003 was $10 per share and the current value per share of Alion common stock is $35.89. The value of the exercisable SARs is $12,247 (480 shares multiplied by the difference between the current fair value per share of Alion stock, $35.89, and the exercise price per share, $10.00).

(6)	In September 2005, Mr. Diamant separated from the Company.
Phantom Stock Plans
      Phantom stock refers to hypothetical shares of Alion common stock. Each recipient of a phantom stock award receives a grant for a specified number of shares. Recipients, upon vesting, are generally entitled to receive an amount of money equal to the product of the number of hypothetical shares vested and the then current value of our common stock, based on the most recent valuation of the shares of common stock held by the ESOP. Phantom stock may increase, or decrease, in value over time, resulting in cash payments under the phantom stock awards that may be greater, or less than, the value of the phantom stock at the date of grant.

Initial Phantom Stock Plan
      In February 2003, the compensation committee of Alion’s board of directors approved, and the board of directors subsequently adopted, the Alion Science and Technology Phantom Stock Plan (the “Initial Phantom Stock Plan”). The Initial Phantom Stock Plan has a term of ten years. The Plan is administered by the board of directors (or its delegate) which may grant key management employees awards of phantom stock. Under the Initial Phantom Stock Plan, awards vest according to the following schedule:

	Vested Amount
	for Grant in

	February	November
Anniversary from Grant Date	2003	2003

1st	—	20%
2nd	—	20%
3rd	50%	20%
4th	25%	20%
5th	25%	20%
      As of September 30, 2005, the Company had 223,685 shares of phantom stock outstanding under the Initial Phantom Stock Plan.
      The Initial Phantom Stock Plan contains provisions for acceleration of vesting in the event of the employee’s death, disability, or a change in control of the Company. Terminated employees will usually forfeit their rights to all unvested phantom stock. In certain instances, however, an employee may receive a pro rata portion of his or her unvested phantom stock upon termination. For awards made prior to November 9, 2005, when an employee voluntarily terminates for good reason or is involuntarily terminated for any reason other than cause or just cause, as defined in his or her employment agreement with us, then that employee will receive a pro rata portion of his or her unvested phantom stock based on a ratio:

•	the numerator of which is the number of months from the date of grant of the

•	phantom stock through the end of the month of such termination; and

•	the denominator of which is 60.
      For awards made on or after November 9, 2005, when an employee voluntarily terminates for good reason or is involuntarily terminated for any reason other than cause or just cause, as described above, then that employee will receive a pro rata portion of his or her phantom stock equal to the greater of (i) the amount vested under the award’s normal vesting schedule, or (ii) the number of shares of phantom stock (both vested and unvested) multiplied by the ratio set forth above.

      Phantom stock awards issued under the Initial Phantom Stock Plan are normally paid at the time the award becomes fully vested, or else upon the employee’s earlier death, disability or termination of service. However, a grantee may request payment for any portion of a phantom stock award that was vested on or before December 31, 2004, by filing a written election to exercise with the committee at least 6 months before the requested exercise date and at least 3 months in advance of the ESOP valuation date that will apply to such exercise, and can continue to hold such unexercised phantom stock awards until the award becomes completely vested.

Second Phantom Stock Plan
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
      Awards under the Second Phantom Stock Plan vest three years from date of grant (unless otherwise provided in an individual award agreement), provided that the grantee is still employed by the Company. Accelerated vesting is provided in the event of death, disability, involuntary termination without cause, or upon a change in control of the company, unless the individual award agreement provides otherwise. Grants are to be paid out on the “payment date” specified in the award agreement, which is generally five years and sixty days from the date of grant, unless the award holder elects to accelerate payment by filing an election no later than December 31, 2005, or to defer the proceeds of phantom stock into the Alion Science and Technology Corporation Executive Deferred Compensation Plan, as described below.
      As of September 30, 2005, under the Second Phantom Stock Plan, the Company had granted 125,623 shares of retention incentive phantom stock and 183,062 shares of performance incentive phantom stock to executive officers of the Company pursuant to the Second Phantom Stock Plan. Depending on the future financial performance of the Company, grantees may vest in performance incentive phantom shares at a greater (up to 20% more) or lesser (up to 50% less) number of shares than the target number of shares disclosed above.
      Under the plans, members of our compensation committee who are eligible to receive phantom stock or who have been granted phantom stock may vote on any matters affecting the administration of the plan or the grant of phantom stock, except that a member cannot act upon the granting of phantom stock to himself or herself. These voting provisions also apply to members of our board of directors when the board resolves to act under the plans.
      When granted, phantom stock provides the employee with the right to receive payment upon exercise of the phantom stock. The terms of each phantom stock grant are evidenced in a phantom stock agreement which determines the:

•	Date of grant;

•	Number of shares of the phantom stock awarded; and

•	Provisions governing vesting of the phantom stock awarded.
      The plans also provide that phantom stock awarded at different times need not contain similar provisions.

      Under the plans, the payment that the Company will make upon the vesting of phantom stock is intended to be made in one lump sum within 60 days of the date of vesting unless a later date is set forth in an individual award agreement. The compensation committee, or our board of directors, if it resolves to do so, may delay payment for five years. If the payment is delayed, it will include interest accrued at the prime rate as of the date of vesting until the payment date. In general, we expect that the compensation committee, or the board if it resolves to do so, will examine our available cash and anticipated cash needs in determining whether to delay payment. Under limited circumstances, payments from the exercise of phantom stock may be rolled over into any non-qualified deferred compensation plan available to the employee.
      The board of directors amended both Phantom Stock Plans in November 2005. Under this amendment, phantom stock holders may elect, prior to December 31, 2005, to have phantom stock awards paid immediately, as amounts under the award become vested. This election does not apply to awards vested before December 31, 2004 under the Initial Phantom Stock Plan, because the phantom stock holder may already exercise such awards at any time. An award holder who does not make an acceleration election as described above may elect to defer the proceeds of phantom stock into the Alion Science and Technology Corporation Executive Deferred Compensation Plan for a 5 year period, if he or she is eligible for the plan, by filing a deferral election with the Company at least one year in advance of the payment event. A 180 day election period applies for phantom stock awards vested on or before December 31, 2004.
      No voting or other rights associated with ownership of our common stock is given to phantom stockholders. References to shares of common stock under the plan are for accounting and valuation purposes only. As a result, an employee who receives phantom stock does not have any of the rights of a stockholder as a result of a grant of phantom stock.
      Both Phantom Stock Plans permit the administrative committee to defer payments if it determines that payment is administratively impracticable or would jeopardize the solvency of the company (provided that such impracticability or insolvency was unforeseeable as of the grant), or if the payment would violate a loan covenant or similar contract, or not be deductible under Section 162(m) of the Internal Revenue Code.
      Both Phantom Stock Plans contain a provision to prevent an award to a person who is or would become (if the award were made) a “disqualified person” for as long as we maintain the ESOP. For this purpose, “disqualified person” means any individual who directly or beneficially (such as under the Alion ESOP) holds at least 10% of Alion equity, including outstanding common stock and “synthetic equity”, such as SARs or phantom stock. Any award that violates this provision is void.
      Subject to adjustments for merger or other significant corporate transactions, the shares of common stock that may be used for awards under all phantom stock plans of the company, including the Alion Science and Technology Corporation Board of Directors Phantom Stock Plan and the Alion Science and Technology Corporation Performance Shares and Retention Phantom Stock Plan and the Alion Science and Technology Corporation Phantom Stock Plan, shall not exceed 2,000,000 shares (whether or not such awards have expired, terminated unexercised, or become unexercisable, or have been forfeited or otherwise terminated, surrendered or cancelled).
      The number of shares of our common stock used for reference purposes with respect to grants of phantom stock under the plans is as follows:

					Cumulative Shares
	Shares Issued		Cumulative Shares		Authorized Under
Date of Issuance	by Plan		Issued by Plan		all Plans

February 14, 2003	171,000	(1)	171,000	(1)	173,000	(1)
November 11, 2003	52,685	(1)	223,685	(1)	225,000	(1),
February 1, 2005	311,645	(2)	311,645	(2)	2,000,000	(2),

(1)	Number of shares authorized under the Initial Phantom Stock Plan as periodically amended and approved by the compensation committee of Alion’s board of directors.

(2)	Number of shares authorized under the Second Phantom Stock Plan as periodically amended and approved by the compensation committee of Alion’s board of directors.
      The following table sets forth information regarding phantom stock granted to the Named Executive Officers pursuant to the phantom stock plan.

	Number of
	Shares, Units,		Full Vesting	Period Until
Name	or Rights		Period	Payout

Bahman Atefi	65,500	(1)	February 2008(2)	February 2008(3)
	18,695	(1)	November 2008(2)	November 2008(3)
	65,926	(4)	February 2008(5)	February 2010(5)
	43,951	(4)	February 2010(5)	February 2010(5)
Stacy Mendler	28,500	(1)	February 2008(2)	February 2008(3)
	6,798	(1)	November 2008(2)	November 2008(3)
	24,151	(6)	February 2008(5)	February 2010(5)
	36,227	(6)	February 2010(5)	February 2010(5)
Randy Crawford	33,000	(1)	February 2008(2)	February 2008(3)
	6,798	(1)	November 2008(2)	November 2008(3)
	25,075	(7)	February 2008(5)	February 2010(5)
Jack Hughes	10,000	(1)	February 2008	February 2008(3)
	6,798	(1)	November 2008	November 2008(3)
	30,297	(8)	February 2008(5)	February 2010(5)
	45,445	(8)	February 2010(5)	February 2010(5)
Robert Goff	3,399	(1)	November 2008(3)	November 2008(3)
	18,695	(1)	November 2008(4)	November 2008(5)
	25,075	(9)	February 2008(5)	November 2008(5)

(1)	The initial set of awards made in February 2003 was made solely to Alion’s executive management team. The awards made in November 2003 were made to executive and senior management of Alion.

(2)	Pursuant to the Initial Phantom Stock Plan, recipients will become fully vested on the fifth year from the grant date, or approximately February 2008 and November 2008.

(3)	Pursuant to the Initial Phantom Stock plan, or applicable award agreement, recipients will be paid commencing on the fifth year from the date of grant.

(4)	Pursuant to the Second Phantom Stock Plan, in February 2005, Dr. Atefi was awarded 65,926 shares of performance-based phantom stock and 43,951 shares of retention-based phantom stock.

(5)	Pursuant to the Second Phantom Stock Plan, recipients may be awarded performance-based or retention-based phantom stock. Under this plan, performance-based phantom stock will become fully vested one third from the date of grant, or approximately February 2008; retention-based phantom stock will become fully vested as specified in the individual agreements. To date, all individual retention-based agreements made have specified that phantom stock will become fully vested on the fifth year from date of grant, or approximately February 2010. Under this plan, recipients of performance-based and retention-based phantom stock will be paid commencing on the fifth year from date of grant, or approximately February 2010.

(6)	Pursuant to the Second Phantom Stock Plan, in February 2005, Ms. Mendler was awarded 24,151 shares of performance-based phantom stock and 36,227 shares of retention-based phantom stock.

(7)	Pursuant to the Second Phantom Stock Plan, in February 2005, Mr. Crawford was awarded 25,075 shares of performance-based phantom stock.

(8)	Pursuant to the Second Phantom Stock Plan, in February 2005, Mr. Hughes was awarded 30,297 shares of performance-based phantom stock and 45,445 shares of retention-based phantom stock.

(9)	Pursuant to the Second Phantom Stock Plan, in February 2003, Mr. Goff was awarded 25,075 shares of performance-based phantom stock.
Employment Agreements
      Alion has entered into employment agreements with Bahman Atefi, Stacy Mendler, Randy Crawford, John Hughes and Robert Goff, the terms of which are set forth below.
      Under his employment agreement, Dr. Atefi will serve as President and Chief Executive Officer of Alion for a term of 60 months, commencing on December 20, 2002 and ending on December 20, 2007. He will receive a base annual salary of $490,000 for fiscal year 2006 and will be eligible for a performance-based annual incentive bonus. Dr. Atefi is also eligible to participate in Alion’s Deferred Compensation Plan, Stock Appreciation Rights Plan, and Phantom Stock Plan. Under the terms of his employment agreement, Dr. Atefi will be given an allowance for a company car. In addition, his initiation fee and membership dues for a country club for business entertainment purposes are provided for under Dr. Atefi’s employment agreement. Dr. Atefi may terminate his employment agreement with 30 days advance written notice. If he does so, however, he will forfeit any incentive payments which might otherwise have been due him. Alion may terminate Dr. Atefi’s employment agreement for just cause, which includes, amongst others, theft or embezzlement of our material property, gross negligence, willful misconduct or neglect by Dr. Atefi of his duties. Alion may also terminate Dr. Atefi’s employment agreement without cause, although if Alion does so, it will have to make a lump sum severance payment to Dr. Atefi equal to the greater of

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
      Under her employment agreement, Ms. Mendler will serve as Executive Vice President and Chief Administrative Officer for Alion for a term of 60 months, commencing on December 20, 2002 and ending December 20, 2007. She will receive a base annual salary of $300,000 and will be eligible for a performance-based annual incentive bonus. Ms. Mendler is also eligible to participate in Alion’s deferred compensation plan, stock appreciation rights plan, and phantom stock plan. Under the terms of her employment agreement, Ms. Mendler will be given an allowance for a company car. Ms. Mendler may terminate her employment agreement with 30 days notice. If she does so, however, she will forfeit any incentive payments which might otherwise have been due her. Alion may terminate Ms. Mendler’s employment agreement for cause, which includes, amongst others, fraud, theft or embezzlement, reckless, willful or criminal misconduct, or gross negligence, in Ms. Mendler’s performance of her duties. Alion may also terminate Ms. Mendler’s employment without cause, although if Alion does so, it will have to make a lump sum severance payment to Ms. Mendler equal to the greater of

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
      Under his employment agreement, Mr. Crawford will serve as Senior Vice President and Sector Manager of the Engineering and Information Technology Sector for Alion for a term of 60 months, commencing on December 20, 2002 and ending on December 20, 2007. He will receive a base annual salary of $280,000 for fiscal year 2005 and will be eligible for a performance-based annual incentive bonus. Mr. Crawford is eligible to participate in Alion’s Deferred Compensation Plan, Stock Appreciation Rights Plan, and Phantom Stock Plan. Under the terms of his employment agreement, Mr. Crawford will be given an allowance for a company car. Mr. Crawford may terminate his employment agreement with 30 days notice. If he does so, however, he will forfeit any incentive payments which might otherwise have been due him. Alion may terminate Mr. Crawford’s employment agreement for cause, which includes, amongst others, commission of a crime involving fraud, theft or embezzlement, reckless, willful or criminal misconduct, or gross negligence in Mr. Crawford’s performance of his duties. Alion may also terminate Mr. Crawford’s employment without cause, although if Alion does so, it will have to make a lump sum severance payment to Mr. Crawford equal to the greater of

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
      Under his employment agreement, Mr. Hughes will serve as Executive Vice President and Chief Financial Officer of Alion for a term of 60 months, commencing on December 20, 2002 and ending on

December 20, 2007. He will receive a base annual salary of $300,000 for fiscal year 2005 and will be eligible for a performance-based annual incentive bonus. Mr. Hughes is also eligible to participate in Alion’s Deferred Compensation Plan, Stock Appreciation Rights Plan, and Phantom Stock Plan. Under the terms of his employment agreement, Mr. Hughes will be given an allowance for a company car. Mr. Hughes may terminate his employment agreement with 30 days notice. If he does so, however, he will forfeit any incentive payments which might otherwise have been due him. Alion may terminate Mr. Hughes’ employment agreement for cause, which includes, amongst others, fraud, theft or embezzlement, reckless, willful or criminal misconduct, or gross negligence in Mr. Hughes’ performance of his duties. Alion may also terminate Mr. Hughes’ employment without cause, although if Alion does so, it will have to make a lump sum severance payment to Mr. Hughes equal to the greater of Mr. Hughes’ annual base salary at the time of termination for the unexpired term of the employment agreement up to a maximum of two years; or an amount equal to Mr. Hughes base salary.
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
      Under his employment agreement, Mr. Goff will serve Senior Vice President and Sector Manager of the Defense Operations Integration Sector for Alion, effective February 14, 2004. He will receive a base annual salary of $300,000 for the fiscal year 2005. Mr. Goff is also eligible to participate in Alion’s Deferred Compensation Plan, Stock Appreciation Rights Plan, and Phantom Stock Plan. Mr. Goff will be given an allowance for the lease of a company car. Mr. Goff may terminate his employment agreement with 30 days notice. If he does so, however, he will forfeit any incentive payments which might otherwise have been due him. Alion may terminate Mr. Goff’s employment agreement for cause, which includes, amongst others, commission of a crime involving fraud, theft or embezzlement, reckless, willful or criminal misconduct, or gross negligence in Mr. Goff’s performance of his duties. Within two years from the effective date, Alion may also terminate Mr. Goff’s employment without cause, although if Alion does so, it will have to make a lump sum severance payment to Mr. Goff equal to one year of annual base salary as of the date of termination.
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
Deferred Compensation Arrangement for Bahman Atefi
      Dr. Atefi entered into a Deferred Compensation Agreement with Alion as a condition to completing the acquisition, pursuant to which he has forgone an aggregate of approximately $1.0 million in deferred compensation under his retention incentive agreement with IITRI and under an Executive Deferred Compensation Plan entered into between IITRI and Dr. Atefi in 1997. Alion used this amount to decrease the principal amount of the Mezzanine Note and warrants issued to IITRI at closing. On December 20, 2002, Alion entered into an agreement with Dr. Atefi, the payment terms of which resemble those of the Mezzanine Note, which entitle Dr. Atefi to payment by Alion of approximately $857,000 in principal amount on December 20, 2008, plus 12% cash interest per year. Under this Agreement, Dr. Atefi was also granted warrants which entitle him to purchase approximately 22,062 shares of Alion’s common stock at an exercise price of $10 per share. On October 29, 2004, Dr. Atefi elected to redeem the amount due under his Deferred Compensation Agreement. Dr. Atefi was paid $857,000 plus $193,682 in accrued interest. Dr. Atefi’s warrants remained outstanding.
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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
      The following table sets forth certain information as of September 30, 2005, regarding the beneficial ownership of the Company’s common stock by certain beneficial owners and all directors and Named Executive Officers, both individually and as a group. The Company knows of no other person not disclosed herein beneficially owning more than 5% of the Company’s Common Stock. The address of the beneficial owner (as required) and the dates applicable to the beneficial ownership indicated are set forth in the footnotes below.

		Amount and Nature
		of Beneficial		Percentage
Name of Beneficial Owner	Title of Class	Ownership		of Class(1)

Five Percent Security Holders:
Illinois Institute of Technology(2)	Common stock	1,585,339	(3)	23.5
Directors(4) and Executive Officers:
Bahman Atefi	Common stock	88,298	(5)	1.7
Jack Hughes	Common stock	6,379	(6)	*
Stacy Mendler	Common stock	71,452	(7)	1.4
Randy Crawford	Common stock	47,980	(8)	*
Rob Goff	Common stock	9,281	(9)	*
All Directors and Officers as a Group (5 Persons)	Common stock	223,390	(10)	4.4

*	less than 1%.

(1)	Applicable percentages based on 5,149,840 shares outstanding on September 30, 2005, and also includes shares of Common Stock subject to warrants that may be exercised within 60 days of September 30,

2005. Such shares are deemed to be outstanding for the purposes of computing the percentage ownership of the individual or entity holding the shares, but are not deemed outstanding for purposes of computing the percentage of any other person shown in the table. This table is based upon information in the Company’s possession and believed to be accurate. Unless indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(2)	Illinois Institute of Technology’s address is 3300 South Federal Street, Chicago, IL 60616.

(3)	The number of shares deemed to be beneficially held by IIT represents currently exercisable warrants held by IIT under the Mezzanine Warrant and the Subordinated Warrant for an aggregate of 1,585,339 shares of Common Stock.

(4)	No directors (other than Dr. Atefi) are believed by us to be beneficial owners of our common stock.

(5)	Includes warrants to purchase 22,062 shares of common stock pursuant to Dr. Atefi’s Deferred Compensation Arrangement with Alion and interests to purchase 66,236 shares of Alion’s common stock pursuant to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan, which we refer to as the KSOP.

(6)	Includes interests to purchase 6,379 shares of Alion’s common stock pursuant to the KSOP.

(7)	Includes interests to purchase 71,452 shares of Alion’s common stock pursuant to the KSOP.

(8)	Includes interests to purchase 47,980 shares of Alion’s common stock pursuant to the KSOP.

(9)	Includes interests to purchase 9,281 shares of Alion’s common stock pursuant to the KSOP.

(10)	Includes 223,390 shares of KSOP interests beneficially owned by the Named Executive Officers as of September 30, 2005, and warrants to purchase 22,062 shares of common stock held by Dr. Atefi.
     Changes in Control
      We do not know of any agreements, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13.	Certain Relationships and Related Transactions
      Since the beginning of our last fiscal year, including any currently proposed transactions, no directors, executive officers or immediate family members of such individuals were engaged in transactions with us or any subsidiary involving more than $60,000, other than the arrangements described in the section “Executive Compensation.”

Item 14.	Principal Accountant Fees and Services
      Consistent with the charter of Audit and Finance Committee, the Committee is responsible for engaging the Company’s independent auditors. Beginning with the year ended September 30, 2003, all audit and permitted non-audit services require pre-approval by the Audit and Finance Committee. The full Committee approves proposed services and fee estimates for these services. During fiscal years 2005 and 2004 all services performed by the auditors were pre-approved.

      The following table summarizes the fees of KPMG LLP, our independent auditors, billed to the Company for each of the last two fiscal years for audit services and billed to the Company in each of the last two fiscal years for other services:

Fee Category	2005	2004

Audit Fees(1)	$728,334	$536,772
Audit-Related Fees(2)	$65,988	$382,661
Tax fees and other	$—	$—

Total Fees	$794,322	$919,433

(1)	Audit fees consist of fees for the audit of the Company’s financial statements, the review of the interim financial statements included in the Company’s quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees”. In fiscal years 2005 and 2004, these services related primarily to audit services provided in conjunction with acquisitions, accounting consultations, and audits of employee benefit plans. In fiscal 2005, these services related primarily to audit of employee benefit plan and Sarbanes-Oxley Section 404 assistance. These services were approved by the Audit and Finance Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      The following documents are filed as part of the Annual Report on Form 10-K:
      (b) The following exhibits required by Item 601 of Regulation 8-K

Exhibit
No.	Description

2.1	Stock Purchase Agreement by and among Identix Public Sector, Inc. Identix Incorporated and Alion Science and Technology Corporation, dated February 13, 2004.(4)

3.1	Third Amended and Restated Certificate of Incorporation of Alion Science and Technology Corporation.(16)

3.2	Amended and Restated By-laws of Alion Science and Technology Corporation.

4.1	Amended and Restated Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(1)

4.2	First Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(2)

4.3	Second Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(3)

4.4	Third Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(3)

4.5	Fourth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(3)

4.6	Fifth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(5)

4.7	Sixth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(5)

Exhibit
No.	Description

4.8	Seventh Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(5)

4.9	Eighth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(5)

4.10	Ninth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(9)

4.11	Tenth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.

4.12	Eleventh Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.

10.5	Seller Note Securities Purchase Agreement by and between IITRI and Alion Science and Technology Corporation.(2)

10.8	Rights Agreement.(2)

10.9	First Amendment to The Alion Science and Technology Corporation 2002 Stock Appreciation Rights Plan.(3)*

10.14	Employment Agreement between Alion Science and Technology Corporation and Bahman Atefi.(2)*

10.15	Employment Agreement between Alion Science and Technology Corporation and Stacy Mendler.(2)*

10.16	Employment Agreement between Alion Science and Technology Corporation and Randy Crawford.(2)*

10.17	Employment Agreement between Alion Science and Technology Corporation and Barry Watson.(2)*

10.18	Employment Agreement between Alion Science and Technology Corporation and John Hughes.(2)*

10.23	Alion Executive Deferred Compensation Plan.(2)*

10.24	Alion Director Deferred Compensation Plan.(2)*

10.25	First Amendment to The Alion Science and Technology Corporation Director Deferred Compensation Plan.(3)*

10.26	Alion Science and Technology Corporation Phantom Stock Plan.(2)*

10.27	First Amendment to The Alion Science and Technology Corporation Employee Phantom Stock Plan.(9)*

10.29	First Amendment to the Credit Agreement by and among LaSalle Bank National Association as agent, various lenders and Alion Science and Technology Corporation.(6)

10.30	Second Amendment to the Credit Agreement by and among LaSalle Bank National Association as agent, various lenders and Alion Science and Technology Corporation.(8)

10.31	Agreement between Alion Science and Technology Corporation and James Fontana.(8)*

10.32	Employment Agreement between Alion Science and Technology Corporation and Leroy R. Goff III.(8)*

10.33	Third Amendment to the Credit Agreement by and among LaSalle Bank National Association as agent, various lenders and Alion Science and Technology Corporation.(7)

10.34	Addendum to Employment Agreement between Alion Science and Technology Corporation and James Fontana.(7)*

10.35	Second Amendment to the Alion Science and Technology Corporation Phantom Stock Plan.(7)*

10.36	Senior Secured Credit facility that includes a revolving credit facility and Term B note, by and among Credit Suisse First Boston as arranger, various lenders, and Alion Science and Technology Corporation.(9)

10.37	First Amendment to the Mezzanine Warrant Agreement.(9)

10.38	First Amendment to the Seller Warrant Agreement.(9)

Exhibit
No.	Description

10.39	First Amendment to the Alion Mezzanine Warrant Agreement between Alion Science and Technology Corporation, Alion Science and Technology Corporation Employee Ownership, Savings and Investment Trust, and Bahman Atefi. (9)*

10.40	Third Amendment to the Alion Science and Technology Corporation Phantom Stock Plan.(10)*

10.41	Alion Science and Technology Corporation Performance Shares and Retention Phantom Stock Plan. (10)*

10.42	Second Amendment to the Alion Science and Technology Corporation 2002 Stock Appreciation Rights Plan. (10)*

10.43	Alion Science and Technology Corporation 2004 Stock Appreciation Rights Plan. (10)*

10.44	Second Amendment to the Alion Science and Technology Corporation Directors’ Deferred Compensation Plan. (10)*

10.45	Second Amendment to the Alion Science and Technology Corporation Executive Deferred Compensation Plan. (10)*

10.46	Second Amendment to the Seller Warrant Agreement.(10)

10.47	Second Amendment to the Mezzanine Warrant Agreement.(10)

10.48	Second Amendment to the Alion Mezzanine Warrant Agreement between Alion Science and Technology Corporation, Alion Science and Technology Corporation Employee Ownership, Savings and Investment Trust, and Bahman Atefi.(10)

10.49	Commitment letter by and between Alion Science and Technologies, Inc. and Credit Suisse First Boston for the $72 million Term Loan Facility, for Amendment One to existing Term Loan Facility. (11)

10.50	Third Amendment to the Seller Warrant Agreement.(12)

10.51	Third Amendment to Mezzanine Warrant Agreement.(12)

10.52	Third Amendment to the Alion Mezzanine Warrant Agreement between Alion Science and Technology Corporation, Alion Science and Technology Corporation Employee Ownership, Savings and Investment Trust, and Bahman Atefi.(12)

10.53	Stock Purchase Agreement by and among Alion Science and Technology, Inc, John J. Mc Mullen Associates, Inc., Marshall and Ilsley Trust Company, N.A. as Trustee to the John J. McMullen, Inc. Employee Stock Ownership Trust and P. Thomas Diamant, Anthony Serro, and David Hanafourde.(13)

10.54	Incremental Term Loan Assumption Agreement and Amendment Number One to existing Term Loan Facility with Credit Suisse First.(14)

10.55	Employment Agreement between Alion Science and Technology, Inc. and Anthony Serro. (15)*

10.56	Employment Agreement between Alion Science and Technology, Inc. and P. Thomas Diamant. (15)*

10.57	Alion Science and Technology Corporation Board of Directors Phantom Stock Plan. (16)*

10.58	Amended and Restated Alion Science and Technology Corporation Phantom Stock Plan. (16)*

10.59	Amended and Restated Alion Science and Technology Corporation Performance Shares and Retention Phantom Stock Plan. (16)*

10.60	Amended and Restated Alion Science and Technology Corporation 2002 Stock Appreciation Rights Plan. (16)*

10.61	Amended and Restated Alion Science and Technology Corporation 2004 Stock Appreciation Rights Plan. (16)*

10.62	Amended and Restated Alion Science and Technology Corporation Executive Deferred Compensation Plan. (16)*

10.63	Amended and Restated Alion Science and Technology Corporation Director Deferred Compensation Plan. (16)*

Exhibit
No.	Description

21	Subsidiaries of Alion Science and Technology Corporation:(i) Human Factors Applications, Inc., incorporated in the Commonwealth of Pennsylvania, (ii) Innovative Technology Solutions Corporation, incorporated in the State of New Mexico, (iii) Alion-IPS Corporation, incorporated in the Commonwealth of Virginia, (iv) Alion-METI Corporation, incorporated in the Commonwealth of Virginia, (v) Alion- CATI Corporation, incorporated in the State of California, (vi) Alion-JJMA Corporation, incorporated in the State of New York, (vii) Alion Technical Services Corporation, incorporated in the Commonwealth of Virginia, (viii) Alion Canada (U.S.), Inc., incorporated in the State of Delaware, and (ix) Alion Science and Technology (Canada) Corporation, incorporated in the Province of Nova Scotia, are wholly-owned (either directly or indirectly) by Alion Science and Technology Corporation.

23.1	Independent Auditor’s Consent.

23.2	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation pursuant to 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Pre-Effective Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 7, 2002 (File no. 333-89756).

(2)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Post-Effective Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 24, 2003 (File no. 333-89756).

(3)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarterly period ended July 4, 2003, filed with the Securities and Exchange Commission on August 15, 2003 (File no. 333-89756).

(4)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Company’s current report on Form 8-K/ A, filed with the Securities and Exchange Commission on March 5, 2004 (File no. 333-89756).

(5)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 28, 2004 (File no. 333-89756).

(6)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarterly period ended December 31, 2003, filed with the Securities and Exchange Commission on February 17, 2004 (File no. 333-89756).

(7)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2004, filed with the Securities and Exchange Commission on August 13, 2004 (File no. 333-89756).

(8)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2004, filed with the Securities and Exchange Commission on May 17, 2004 (File no. 333-89756).

(9)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2004, filed with the Securities and Exchange Commission on December 28, 2004 (File no. 333-89756).

(10)	Company’s Post-effective Amendment No. 5 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 24, 2005 (File no. 333-89756).

(11)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 9, 2005 (File no. 333-89756).

(12)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 14, 2005 (File no. 333-89756).

(13)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 6, 2005 (File no. 333-89756).

(14)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 6, 2005 (File no. 333-89756).

(15)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 7, 2005 (File no. 333-89756).

(16)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2005, filed with the Securities and Exchange Commission on May 13, 2005 (File no. 333-89756).

(17)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 2, 2005, 2005 (File no. 333-89756).

*	Denotes management contract and/or compensatory plan/arrangement.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alion Science and Technology Corporation
(Registrant)

By:	/s/ Bahman Atefi

Bahman Atefi
Chairman, Chief Executive Officer and Director
Date: January 31, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bahman Atefi Bahman Atefi	Chairman, Chief Executive Officer and Director	January 31, 2006

/s/ John M. Hughes John M. (“Jack”) Hughes	Chief Financial Officer (Principal Financial Officer)	January 31, 2006

/s/ Gary N. Amstutz Gary N. Amstutz	Senior Vice President and Executive Director of Finance	January 31, 2006

/s/ Leslie Armitage Leslie Armitage	Director	January 31, 2006

/s/ Lewis Collens Lewis Collens	Director	January 31, 2006

Harold Gehman	Director

/s/ Donald E. Goss Donald E. Goss	Director	January 31, 2006

/s/ Robert L. Growney Robert L. Growney	Director	January 31, 2006

George A. Joulwan	Director

/s/ Michael E. Ryan Michael E. Ryan	Director	January 31, 2006

Edward C. Aldridge, Jr.	Director

      Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants which Have Not Registered Securities Pursuant to Section 12 of the Act
      No annual report or proxy material has been sent to security holders.