Form 10-Q
period 2005-12-31
ALION SCIENCE & TECHNOLOGY CORP
filed 2006-02-14
CIK 1166568

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005.
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑ Yes          ☐ No
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes          ☑ No
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes          ☑ No
      The number of shares outstanding of Alion Science and Technology Corporation common stock as of December 31, 2005, was: Common Stock 4,941,647

ALION SCIENCE AND TECHNOLOGY CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2005

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
ALION SCIENCE AND TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
As of December 31, 2005 (Unaudited) and September 30, 2005

	December 31,	September 30,
	2005	2005

	(In thousands, except share
	and per share information)

Current assets:

Cash and cash equivalents	$15,259	$37,778

Accounts receivable, less allowance of $3,649 and $3,539 at December 31, 2005 and September 30, 2005, respectively	92,736	80,898

Stock subscriptions receivable	—	1,733

Prepaid expenses	2,389	1,944

Other current assets	2,508	2,802

Total current assets	112,892	125,155

Property, plant and equipment, net	11,620	11,174

Intangible assets, net	26,667	30,198

Goodwill	163,428	163,419

Other assets	1,780	1,860

Deferred compensation assets	2,536	2,443

Total assets	$318,923	$334,249

Current liabilities:

Current portion, Term B Senior Credit Facility note payable	$1,406	$1,404

Current portion, acquisition obligations	8,540	3,616

Trade accounts payable and accrued liabilities	27,181	27,312

Accrued payroll and related liabilities	23,449	29,161

ESOP liability	1,861	274

Current portion of accrued loss on operating leases	1,037	1,054

Billings in excess of costs and estimated earnings on uncompleted contracts	1,822	2,559

Total current liabilities	65,296	65,380

Acquisition obligations, excluding current portion	2,000	7,100

Term B Senior Credit Facility note payable, excluding current portion	137,832	137,945

Subordinated note payable	43,859	42,888

Deferred compensation liability	2,943	2,465

Accrued compensation, excluding current portion	7,825	6,356

Accrued postretirement benefit obligations	3,402	3,357

Non-current portion of lease obligations	4,161	3,694

Redeemable common stock warrants	46,390	44,590

Total liabilities	313,708	313,775

Shareholder’s equity, subject to redemption:

Common stock (subject to redemption), $0.01 par value, 8,000,000 shares authorized; 4,941,647 shares and 5,149,840 shares issued, and 4,941,647 shares and 5,149,840 shares outstanding at December 31, 2005 and September 30, 2005, respectively	49	51

Additional paid-in capital	81,002	88,479

Accumulated deficit	(75,836)	(68,056)

Total shareholder’s equity, subject to redemption	5,215	20,474

Total liabilities and shareholder’s equity, subject to redemption	$318,923	$334,249

See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended December 31, 2005 and 2004

	Three Months Ended
	December 31,

	2005	2004

	(In thousands, except share
	and per share information)
	(Unaudited)

Contract revenue	$101,289	$69,221

Direct contract expense	76,305	50,192

Gross profit	24,984	19,029

Operating expenses:

Indirect contract expense	5,355	4,479

Research and development	245	87

General and administrative	9,603	6,709

Rental and occupancy expense	4,957	2,444

Depreciation and amortization	4,790	3,488

Stock-based compensation(1)	2,756	457

Bad debt expense	106	292

Total operating expenses	27,812	17,956

Operating income (loss)	(2,828)	1,073

Other income (expense):

Interest income	372	19

Interest expense	(5,445)	(6,994)

Other	140	(11)

Loss before income taxes	(7,761)	(5,913)

Income tax expense	(19)	(51)

Net loss	$(7,780)	$(5,964)

Basic and diluted loss per share	$(1.52)	$(1.77)

Basic and diluted weighted average common shares outstanding	5,123,744	3,368,564

(1)	Stock-based compensation is a separately reported component of general and administrative expense.
See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended December 31, 2005 and 2004

	Three Months Ended
	December 31,

	2005	2004

	(In thousands, except share
	and per share information)
	(Unaudited)

Cash flows from operating activities:

Net loss	$(7,780)	$(5,964)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization	4,790	3,488

Accretion of debt to face value	221	2,392

Amortization of debt issuance costs	249	170

Decrease in value of interest rate cap agreement	50	53

Change in fair value of redeemable common stock warrants	1,800	889

Stock-based compensation	2,756	457

Gain on investments, net	(25)	(28)

Changes in assets and liabilities, net of effect of acquisitions:

Accounts receivable, net	(11,830)	(2,103)

Other assets	(149)	1,006

Trade accounts payable and accruals	(3,950)	(4,700)

Other liabilities	(787)	91

Net cash used in operating activities	(14,655)	(4,249)

Cash flows from investing activities:

Cash paid for acquisitions, net of cash acquired	—	(1,650)

Capital expenditures	(1,605)	(600)

Net cash used in investing activities	(1,605)	(2,250)

Cash flows from financing activities:

Proceeds from Term B Senior Credit Facility note payable	—	22,000

Payment of debt issuance costs	—	(58)

Repayment of Term B Credit Facility note payable	(360)	(180)

Repayment of mezzanine note payable	—	(20,201)

Repayment of agreements with officers	—	(1,823)

Borrowings under revolving credit facility	—	3,000

Purchase of shares of common stock from ESOP Trust	(7,592)	(933)

Sale of common stock to Trust	1,693	—

Net cash provided by (used in) financing activities	(6,259)	1,805

Net decrease in cash	(22,519)	(4,694)

Cash and cash equivalents at beginning of period	37,778	4,717

Cash and cash equivalents at end of period	$15,259	$23

Supplemental disclosure of cash flow information:

Cash paid for interest	2,375	3,023

Cash paid (received) for taxes	19	51
See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY
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
      Alion, a for-profit S Corporation, was formed in October 2001 for the purpose of purchasing substantially all of the assets and certain of the liabilities of IITRI, a not-for-profit membership corporation affiliated with and controlled by the Illinois Institute of Technology. On December 20, 2002, Alion acquired substantially all of the assets and liabilities of IITRI, excluding the assets and liabilities of IITRI’s Life Sciences Operation, for aggregate total proceeds of $127.3 million (the Transaction). Prior to that time, the Company’s activities were organizational in nature.

(2)	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation
      The accompanying unaudited consolidated financial statements include the accounts of Alion Science and Technology Corporation and its subsidiaries (collectively, the Company or Alion) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005 (File No. 333-89756) filed with the SEC on January 31, 2006.
      The consolidated financial statements are prepared on the accrual basis of accounting and include the accounts of Alion and its wholly-owned subsidiaries: Human Factors Application, Inc. (HFA), acquired at the time of the Transaction, Innovative Technology Solution Corporation (ITSC) and Alion — IPS Corporation (IPS), which were acquired during the fiscal year ended September 30, 2004, Alion — METI Corporation (METI), Alion — CATI Corporation (CATI), Alion Canada (U.S.), Inc., Alion Science and Technology (Canada) Corporation, and Alion — JJMA Corporation (JJMA) which were acquired or established during the fiscal year ended September 30, 2005. All significant intercompany accounts have been eliminated in consolidation.

Fiscal and Quarter Periods
      The Company’s fiscal year ends on September 30. The Company operates based on a three-month quarter, four-quarter fiscal year. Quarter end dates: December 31, March 31, June 30, and September 30.

Use of Estimates
      The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of operating results during the reported period. Actual results are likely to differ from those estimates; however, we do not believe such differences will materially affect the Company’s financial position, results of operations, or cash flows.

Cash and Cash Equivalents
      Cash in banks, and deposits with financial institutions with maturities of three months or less which can be liquidated without prior notice or penalty, are classified as cash and cash equivalents.

ALION SCIENCE AND TECHNOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition
      Our revenue comes from contract research and other services under a variety of contracts, some of which provide for reimbursement of cost plus fees and others of which are fixed-price or time-and-material type contracts. The Company generally recognizes revenue when a contract has been executed, the contract price is fixed or determinable, delivery of the services or products has occurred and collectibility of the contract price is considered probable.
      Revenue on cost-reimbursement contracts is recognized as costs are incurred and include estimates of applicable fees earned. Revenue on time-and-material contracts is recognized at contractually billable rates as labor hours and direct expenses are incurred. Under time-and-material contracts, labor and related costs are reimbursed at negotiated, fixed hourly rates.
      Revenue on fixed price contracts is recognized on the percentage-of-completion method based on various performance measures. From time to time, facts develop that require the Company to revise its estimated total costs or revenues expected. The cumulative effect of revised estimates is recorded in the period in which the facts requiring revisions become known. The full amount of anticipated losses on any type of contract is recognized in the period in which they become known.
      Contracts with agencies of the federal government are subject to periodic funding by the contracting agency concerned. Funding for a contract may be provided in full at inception of the contract or ratably throughout the term of the contract as the services are provided. If funding is not assessed as probable, revenue recognition is deferred until realization is probable.
      Government contract expenses reflected in the consolidated financial statements attributable to cost reimbursement contracts are subject to audit and possible adjustment by the Defense Contract Audit Agency (DCAA). The government considers Alion to be a major contractor and maintains an office on site to perform its various audits throughout the year. DCAA has concluded its audits of the Company’s indirect costs and cost accounting practices through fiscal year 2001. There were no significant disallowances for fiscal years ended September 31, 2000 and 2001. The Company intends to submit its fiscal year 2005 indirect expense rates to the government by March 31, 2006. Contract revenue on federal government contracts has been recorded in amounts that are expected to be realized upon final settlement.
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

Income Taxes
      The Company is an S corporation under the provisions of the Internal Revenue Code of 1986, as amended. For federal and certain state income tax purposes, the Company is not subject to tax on its income. All the Company’s income is allocated to its sole shareholder, The Alion Science and Technology Corporation Employee Stock Ownership, Savings and Investment Trust (the Trust). The Company may be subject to state income taxes in those states that do not recognize S corporations and to additional types of taxes including franchise and business taxes. All of the Company’s wholly-owned operating subsidiaries are qualified

ALION SCIENCE AND TECHNOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
subchapter S or disregarded entities which, for federal income tax purposes, are not treated as separate corporations.

Accounts Receivable and Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts
      Accounts receivable include billed accounts receivable, amounts currently billable and costs and estimated earnings in excess of billings on uncompleted contracts that represent accumulated project expenses and fees which have not been billed or are not currently billable as of the date of the consolidated balance sheet. The costs and estimated earnings in excess of billings on uncompleted contracts are stated at estimated realizable value and aggregated $32.0 million and $19.3 million at December 31, 2005 and September 30, 2005, respectively. Costs and estimated earnings in excess of billings on uncompleted contracts at December 30, 2005 include $3.0 million related to costs incurred on projects for which the Company has been requested by the customer to begin work under a new contract or extend work under an existing contract, but for which formal contracts or contract modifications have not been executed. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable losses in the Company’s existing billed and unbilled accounts receivable. The Company determines the allowance using specific identification and historical write-off experience based on the age of the population.
      Billings in excess of costs and estimated earnings and advance collections from customers represent amounts received from or billed to commercial customers in excess of project revenue recognized to date.

Goodwill and Other Intangibles
      The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, which prohibits amortizing goodwill. SFAS 142 requires the Company to review goodwill at least annually for impairment or if events or changes in circumstances indicate the asset might be impaired. The Company performs this review at the end of each fiscal year. An impairment loss is to be recognized to the extent that the carrying amount exceeds the asset’s fair value. The Company estimates fair value by comparing the carrying amount of goodwill to an estimate of the fair value of Alion common stock based on a valuation performed by an independent third-party firm. If the carrying amount exceeds fair value, an impairment loss is recognized for any excess of the carrying amount of goodwill over the implied fair value of goodwill. The implied fair value of goodwill is determined by allocating the fair value in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, Business Combinations. Residual fair value after this allocation is the implied fair value of the goodwill. For the fiscal year ended September 30, 2005, the Company concluded that no goodwill impairment existed as of September 30, 2005. Intangible assets are amortized over their estimated useful lives of generally one to thirteen years primarily using the straight-line method.

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

ALION SCIENCE AND TECHNOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

(3)	Employee Stock Ownership Plan (ESOP) and Stock Ownership Trust
      On December 19, 2001, the Company adopted the Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan (the Plan) and the Trust. The Plan, a tax qualified retirement plan, includes an ESOP component and a non-ESOP component. On August 9, 2005, the Internal Revenue Service issued a determination letter that the Trust and the Plan, as amended through the Tenth Amendment, qualify under Sections 401(a) and 501(a) of the Internal Revenue Code of 1986 (the IRC), as amended. The Company believes that the Plan and Trust have been designed and are currently being operated in compliance with the applicable requirements of the IRC.

(4)	Postretirement Benefits
      The Company sponsors a medical benefits plan providing certain medical, dental, and vision coverage to eligible employees and former employees. The Company has a self-insured funding policy with a stop-loss limit under an insurance agreement.
      The Company also provides postretirement medical benefits for employees who meet certain age and service requirements. Retiring employees may become eligible for those benefits at age 55 if they have 20 years of service, or at age 60 with 10 years of service. The plan provides benefits until age 65 and requires employees to pay one-quarter of their health care premiums. A small, closed group of employees is eligible for coverage after age 65. These retirees contribute a fixed portion of the health care premium. The estimated annual contribution to premiums from retirees is an aggregate of $125,000.
      There were no plan assets as of December 31, 2005 and September 30, 2005. The Company uses an October 1 measurement date.

ALION SCIENCE AND TECHNOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduced a prescription drug benefit under Medicare Part D and a federal subsidy to sponsors of retirement health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the Company’s financial statements do not reflect the effect of the Act. The Company has a small, closed group of retirees covered for medical benefits after age 65, thus the effect of the Act is not expected to be material.

(5)	Loss Per Share
      Basic and diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding excluding the impact of warrants and stock appreciation rights described herein as this impact would be anti-dilutive for all periods presented.

(6)	Shareholder’s Equity, Subject to Redemption
      The Company’s common stock is owned by the Trust. The Company provides a put option to any participant or beneficiary who receives a distribution of common stock which permits the participant or beneficiary to sell such common stock to the Company during certain periods, at the estimated fair value per share, which was $35.89 per share as of September 30, 2005. Accordingly, all of the Company’s equity is classified as subject to redemption in the accompanying consolidated balance sheets. The estimated fair value per share is determined based upon a valuation performed by an independent, third-party firm. The Company may allow the Trust to purchase shares of common stock tendered to the Company under the put option.
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
      As of December 31, 2005, the Company has recorded goodwill of approximately $163.4 million. For the acquisitions completed during the previous twelve-month period ended December 31, 2005, the purchase price allocations are preliminary and subject to change based upon the completion of the valuation of certain intangible assets and other items.
      As of December 31, 2005, the Company has recorded gross intangible assets of approximately $62.1 million and accumulated amortization of $35.4 million. Approximately $60.5 million of acquired gross intangible assets consists of purchased contracts, approximately $0.9 million for internal use software, and approximately $0.7 million is from non-compete agreements. The intangible assets have estimated useful lives of generally one to thirteen years and are being amortized primarily using the straight-line method. The weighted-average remaining amortization period of intangible assets was approximately 4 years at December 31, 2005. Amortization expense was approximately $3.5 million, and $2.7 million for the three months

ALION SCIENCE AND TECHNOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ended December 31, 2005 and 2004, respectively. Estimated aggregate amortization expense for each of the next four years and thereafter is as follows:

		(In Thousands)

For the remaining nine months:	2006	$3.8

For the year ending September 30:	2007	5.0

	2008	4.7

	2009	4.4

	2010	4.3

	and thereafter	4.6
      As of December 31, 2005, the Company has recorded net intangible assets of approximately $26.7 million comprised primarily of contracts purchased in connection with the acquisitions of JJMA, IPS and METI of approximately $24.7 million, $0.5 million, and $0.1 million, respectively; and includes approximately $0.6 million for non-compete agreements and $0.8 million for acquired internal use software.

(8)	Long-Term Debt
      To fund the Transaction described in Note 1, the Company entered into various debt agreements (i.e., Senior Credit Agreement, Mezzanine Note, and Subordinated Note) on December 20, 2002. On August 2, 2004, the Company entered into a new Term B senior secured credit facility (the Term B Senior Credit Facility) with a syndicate of financial institutions for which Credit Suisse serves as arranger, administrative agent and collateral agent. LaSalle Bank National Association serves as syndication agent under the Term B Senior Credit Facility. On April 1, 2005, the Company entered into an incremental term loan facility and an amendment to the Term B Senior Credit Facility (Amendment One), which added $72 million in term loans to the Company’s total indebtedness under the Term B Senior Credit Facility.
      The discussion below describes the Term B Senior Credit Facility, as modified by Amendment One, and certain of the debt agreements used to finance the Transaction.

Term B Senior Credit Facility
      The Term B Senior Credit Facility has a term of five years and consists of:

•	a senior term loan in the approximate amount of $142.6 million (which includes the incremental term loan), all of which was drawn down as of December 31, 2005;

•	a senior revolving credit facility, in the amount of $30.0 million, of which approximately $2.6 million was deemed borrowed as of December 31, 2005, through the issuance of letters of credit issued under the Company’s prior senior credit facility which remain outstanding under the Term B Senior Credit Facility and the issuance of one additional letter of credit under the Term B Senior Credit Facility; and

•	an uncommitted incremental term loan “accordion” facility in the amount of $150.0 million.
      On the senior term loan, until the quarter ending December 31, 2008, the Company is obligated to pay quarterly installments of principal in the amount of $360,000. On each of December 31, 2008, March 31, 2009, June 30, 2009 and August 2, 2009, the Company is obligated to pay installments of principal in the amount of $34,650,000.
      Under the senior revolving credit facility, the Company may request the issuance of up to $5.0 million in letters of credit and may borrow up to $5.0 million in swing line loans, a type of loan customarily used for short-term borrowing needs. As of December 31, 2005, approximately $2.6 million in letters of credit have been issued. All principal obligations under the senior revolving credit facility are to be repaid in full no later than August 2, 2009.

ALION SCIENCE AND TECHNOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The Term B Senior Credit Facility permits the Company to use the remainder of its senior revolving credit facility for the Company’s working capital needs and other general corporate purposes, and to finance permitted acquisitions. The Term B Senior Credit Facility permits the Company to use any proceeds from the uncommitted incremental term loan facility to finance permitted acquisitions and to make certain put right

ALION SCIENCE AND TECHNOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
payments required under the Company’s existing mezzanine warrant, if those put rights are exercised, and for any other purpose permitted by any future incremental term loan.
      Security. The Term B Senior Credit Facility is secured by a security interest in all of the Company’s current and future tangible and intangible property, as well as all of the current and future tangible and intangible property of the Company’s subsidiaries, HFA, CATI, METI, and JJMA.
      Interest and Fees. Under the Term B Senior Credit Facility, the senior term loan and the senior revolving credit facility can each bear interest at either of two floating rates. The Company was entitled to elect that interest be payable on the Company’s $142.6 million senior term loan at an annual rate equal to the prime rate charged by CSFB plus 125 basis points or at an annual rate equal to the Eurodollar rate plus 225 basis points. The Company was also entitled to elect that interest be payable on the Company’s senior revolving credit facility at an annual rate that varies depending on the Company’s leverage ratio and whether the borrowing is a Eurodollar borrowing or an alternate base rate (“ABR”) borrowing. Under the Term B Senior Credit Facility, if the Company were to elect a Eurodollar borrowing under its senior revolving credit facility, interest would be payable at an annual rate equal to the Eurodollar rate plus additional basis points as reflected in the table below under the column “Eurodollar Spread” corresponding to the Company’s leverage ratio at the time. Under the Term B Senior Credit Facility, if the Company elects an ABR borrowing under its senior revolving credit facility, the Company may elect an alternate base interest rate based on a federal funds effective rate or based on CSFB’s prime rate, plus additional basis points reflected in the table below under the column “Federal Funds ABR Spread” or “Prime Rate ABR Spread” corresponding to the Company’s leverage ratio at the time.
Eurodollar Prime Rate

	Spread	ABR Spread	ABR Spread
Leverage Ratio	(in basis points)	(in basis points)	(in basis points)

Category 1	275	225	175
Greater than or equal to 3.00 to 1.00

Category 2	250	200	150
Greater than or equal to 2.50 to 1.00 but less than 3.00 to 1.00

Category 3	225	175	125
Greater than or equal to 2.00 to 1.00 but less than 2.50 to 1.00

Category 4	200	150	100
Less than 2.00 to 1.00
      On April 1, 2005, the Company elected to have the senior term loan bear interest at the Eurodollar rate and the senior revolving credit facility bear interest at the ABR rate (based on CSFB’s prime rate). As of December 31, 2005, the Eurodollar rate on the senior term loan was 6.45 percent (i.e., 4.20 percent plus 2.25 percent Eurodollar spread) and the ABR rate (based on CSFB’s prime rate) on the senior revolving credit facility was 7.50 percent (i.e. 5.75 percent plus 1.75 percent spread).
      Under the Term B Senior Credit Facility, the Company was required to enter into an interest rate hedge agreement acceptable to CSFB to fix or cap the actual interest the Company will pay on no less than 40 percent of the Company’s long-term indebtedness.
      On August 16, 2004, the Company entered into an interest rate cap agreement effective as of September 30, 2004 with one of the Company’s senior lenders. Under this agreement, in exchange for the Company’s payment to the senior lender of approximately $319,000, the Company’s maximum effective rate

ALION SCIENCE AND TECHNOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of interest payable with regard to an approximately $37.0 million portion of the outstanding principal balance of the Term B Senior Credit Facility was not to exceed 6.64 percent (i.e., LIBOR 3.89 percent cap plus maximum 2.75 percent Eurodollar spread) for the period September 30, 2004 through September 29, 2005 and was not to exceed 7.41 percent (i.e., LIBOR 4.66 percent cap plus 2.75 percent maximum Eurodollar spread) for the period September 30, 2005 through September 30, 2007.
      On April 15, 2005, the Company entered into a second interest rate cap agreement which covers an additional $28.0 million of the Company’s long-term indebtedness. The interest on such portion of the Company’s long-term indebtedness is capped at 7.25 percent (i.e., LIBOR 5.00 percent cap plus 2.25 percent Eurodollar spread). For this second cap agreement, the Company paid a senior lender $117,000. The second interest rate cap agreement terminates on September 30, 2007. Further, the Company’s maximum effective rate of interest payable under the first interest rate cap agreement was reset and capped at a maximum interest rate of 6.91 percent (i.e., LIBOR 4.66 percent cap plus maximum 2.25 percent Eurodollar spread). As of December 31, 2005, approximately $65.0 million, or 45.6 percent, of the $142.6 million drawn under the Term B Senior Credit Facility is at a capped interest rate. The maximum effective interest rate on the $65.0 million that is currently under cap agreements is approximately 7.05 percent. The remaining outstanding aggregate balance under the Term B Senior Credit Facility over $65.0 million, which was approximately $77.6 million as of December 31, 2005, is not subject to any interest rate cap agreements or arrangements.
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
      As of December 31, 2005, the Company has paid a 0.5 percent commitment fee of zero and approximately $0.04 million on the unused amounts of the senior term loan and senior revolving credit facility, respectively. As of December 31, 2005, the unused amounts of the senior term loan and senior revolving credit facility were zero and approximately $30.0 million, respectively.
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
      Covenants. The Term B Senior Credit Facility requires the Company to meet the following financial tests over the life of the facility:
      Leverage Ratio. The Company’s leverage ratio is calculated by dividing the total outstanding amount of all of the Company’s consolidated indebtedness, but excluding the amount owed under the Company’s subordinated note and the aggregate amount of letters of credit issued on the Company’s behalf other than drawings which have not been reimbursed, by the Company’s consolidated EBITDA for the previous four fiscal quarters on a rolling basis. The maximum total leverage ratio is measured as of the end of each of our

ALION SCIENCE AND TECHNOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
fiscal quarters. For each of the following time periods, the Company is required to maintain a maximum leverage ratio not greater than the following:

Period	Ratio

April 1, 2005 through December 31, 2005	3.75 to 1.00

January 1, 2006 through March 31, 2006	3.50 to 1.00

April 1, 2006 through March 31, 2007	3.25 to 1.00

April 1, 2007 through March 31, 2008	2.75 to 1.00

Thereafter	2.25 to 1.00
      Interest Coverage Ratio. The Company’s interest coverage ratio is calculated by dividing the Company’s consolidated EBITDA, less amounts the Company spends attributable to property, plant, equipment and other fixed assets, by the Company’s consolidated interest expense. The Company is required to maintain a minimum fixed charge coverage ratio of at least 4:00 to 1:00.
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

ALION SCIENCE AND TECHNOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Mezzanine Note
      On December 20, 2002, the Company issued to IITRI a mezzanine purchase agreement (Mezzanine Note) with a face value of approximately $20.3 million. The Mezzanine Note served as part of the consideration for the Transaction. On July 1, 2004, the Illinois Institute of Technology (IIT) acquired all of IITRI’s rights and interests in the Mezzanine Note and the related Warrant Agreement.
      On October 1, 2004, the Company borrowed $22.0 million under the Senior Secured Term B Loan. The Company used these proceeds to redeem the Mezzanine Note for approximately $19.6 million, to pay a prepayment penalty of approximately $1.8 million and to pay approximately $0.6 million in accrued interest. The Company recognized an expense of approximately $3.9 million on extinguishment of the Mezzanine Note, including approximately $2.1 million for amortization of original issue discount in addition to the $1.8 million prepayment penalty.

Subordinated Note
      On December 20, 2002, the Company issued a seller note to IITRI under a seller note securities purchase agreement (Subordinated Note) with a face value of $39.9 million. The Subordinated Note served as part of the consideration for the Transaction. On July 1, 2004, the Illinois Institute of Technology (IIT) acquired all of IITRI’s rights and interests in the Subordinated Note and the related Warrant Agreement. The Subordinated Note bears interest at a rate of 6% per year through December 2008 payable quarterly by the issuance of non-interest bearing notes (paid-in-kind or PIK notes) maturing at the same time as the Subordinated Note. The issuance of the PIK notes has the effect of deferring the underlying cash interest expense on the Subordinated Note. Because the PIK notes do not themselves bear interest, they do not have the effect of compounding any interest on these interest payment obligations. Commencing December 2008,

ALION SCIENCE AND TECHNOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the Subordinated Note will bear interest at 16% per year payable quarterly in cash through the time of repayment in full of the Subordinated Note. Principal on the Subordinated Note will be payable in equal installments of $19.95 million in December 2009 and December 2010; the PIK notes are also due in equal installments of $7.2 million on these same dates.

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
      As of December 31, 2005, for the aforementioned debt agreements, the remaining fiscal year principal repayments (at face amount before debt discount) are as follows:

	5-Fiscal Year Period

	2006	2007	2008	2009	2010	Total

	($ in millions)

Senior Secured Term B Loan(1)	$1.08	$1.44	$1.44	$138.60	$—	$142.56

Subordinated Seller Note(2)	—	—	—	19.95	19.95	39.90

Subordinated Paid in Kind Note(3)	—	—	—	7.18	7.18	14.36

Total principal payments	$1.08	$1.44	$1.44	$165.73	$27.13	$196.82

(1)	The Term B Senior Credit Facility requires the Company to repay 1 percent of the principal balance outstanding under the senior term loan during the first four years (i.e., fiscal years 2005 through 2008) of the Term B Senior Credit Facility’s term and 96 percent of the principal balance outstanding during the fifth and final year of the term. The table reflects the balance drawn of $142.6 as of December 31, 2005, resulting in expected annual principal payments of approximately $1.1 million, $1.4 million and $1.4 million for the remainder of fiscal year 2006 and for fiscal years 2007 and 2008, respectively. During the fifth year, or 2009, we expect to pay principal in the amount of $138.6 million. The Term B Senior Credit Facility also requires the Company to make mandatory prepayments of principal depending upon whether the Company generates certain excess cash flow in a given fiscal year, issues certain equity, issues or incurs certain debt or sells certain assets. Due to the uncertainty of these payments, the table does not reflect any such payments. The approximate $142.6 million includes, as of December 31, 2005, approximately $3.3 million of the remaining unamortized debt discount. Approximately $4.6 million of debt issuance costs were recorded as debt discount.

(2)	Repayment of $39.9 million for the face value of the Subordinated Seller Note in two equal payments of $19.95 million in years 2009 and 2010. The $39.9 million includes, as of December 31, 2005, approximately $4.6 million of the remaining unamortized debt discount, assigned to fair value of the detachable warrants. At date of issuance, December 20, 2002, approximately $7.1 million was assigned as

ALION SCIENCE AND TECHNOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the fair value of the warrants in accordance with Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially settled in, a Company’s Own Stock.”

(3)	During the eight-year term of the Subordinated Note, approximately $14.4 million of principal accretes to the note. These amounts are included in the principal payments in fiscal years 2009 and 2010. In fiscal years 2009 and 2010, interest will be 16% paid quarterly in cash. The principal, together with the outstanding balance of the PIK notes will be paid in equal amounts at the end of fiscal years 2009 and 2010.

(9)	Redeemable Common Stock Warrants
      In connection with the issuance of the Mezzanine Note, Subordinated Note, and the Deferred Compensation Agreement described in Note 8, the Company issued 524,229 (an amount which was subsequently reduced by repurchase of 19,327 warrants, 1,080,437, and 22,062, respectively, detachable redeemable common stock warrants (the Warrants) to the holders of those instruments. As of July 1, 2004, IITRI transferred all of its rights, title and interest in the warrants to the Illinois Institute of Technology. The Warrants have an exercise price of $10 per share and are exercisable until December 20, 2008 for the warrants associated with the Mezzanine Note and the Deferred Compensation Agreement and until December 20, 2010 for the warrants associated with the Subordinated Note. The Warrants permit the holders to sell the warrants back to the Company, at predetermined times, at the then current fair value of the common stock less the exercise price. The Warrants are classified as debt instruments in accordance with Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The estimated fair value of the Warrants of approximately $10.3 million on the date of issuance was recorded as a discount to the face value of the notes issued and as a liability in the accompanying consolidated balance sheet. The estimated fair value of the Warrants was $46.4 million as of December 31, 2005. Changes in the estimated fair value of the Warrants are recorded as interest expense in the accompanying consolidated statements of operations.

(10)	Leases
      Future minimum lease payments under non-cancelable operating leases for buildings, equipment and automobiles at December 31, 2005 are set out below. Under these operating leases, the Company subleased some excess capacity to subtenants under non-cancelable operating leases.
      In connection with the IPS, METI, and JJMA acquisitions, the Company assumed operating leases at above-market rates and recorded a loss accrual of approximately $5.2 million based on the estimated fair value of the lease liabilities assumed; which is being amortized over the lease terms. The remaining unamortized accrued loss related to these acquisitions was $3.2 million at December 31, 2005. In connection with the IPS acquisition, the Company also acquired a related sub-lease pursuant to which it receives above-market rates.

ALION SCIENCE AND TECHNOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Based on the estimated fair value of the sublease, the Company recognized an asset of $0.6 million which is being amortized over the lease term. The remaining asset value was $0.4 million at December 31, 2005.

Fiscal Years Ending	(In Thousands)

2006 (for the remainder of fiscal year)	$13,651

2007	15,316

2008	14,000

2009	10,865

2010	6,700

and thereafter	4,057

Gross lease payments	$64,589

Less: non-cancelable subtenant receipts	7,727

Net lease payments	$56,862

      Rent expense under operating leases was $4.0 million and $2.7 million for the three month periods ended December 31, 2005 and 2004, respectively. Sublease rental income under operating leases was $0.5 million and $0.4 million for the three month periods ended December 31, 2005 and 2004, respectively.

(11)	Fixed Assets
      Fixed assets consisted of the following:

	December 31,	September 30,
	2005	2005

	(In thousands)

Leasehold improvements	$2,403	$2,302

Equipment and software	18,899	17,395

Total cost	21,302	19,697

Less accumulated depreciation and amortization	9,682	8,523

Net fixed assets	$11,620	$11,174

      Depreciation and leasehold amortization expense for fixed assets was approximately $1.3 million and $0.8 million for the three months ended December 31, 2005 and 2004, respectively.

(12)	Stock Appreciation Rights
      In November 2002, the board of directors adopted the Alion Science and Technology Corporation 2002 Stock Appreciation Rights (SAR) Plan (the “2002 SAR Plan”), which is administered by the compensation committee of the board or its delegate. On November 9, 2004, the board of directors amended the 2002 SAR Plan to provide that, on or after October 3, 2004, no further grants would be made under the 2002 SAR Plan. Existing grants made under the plan before October 3, 2004, remain in force. The 2002 SAR Plan has a term of ten years. Awards were granted under the plan to directors, officers, and employees. Outstanding SAR awards cannot exceed the equivalent of 10% of the Company’s outstanding shares of common stock on a fully diluted basis. A grantee has the right to receive payment upon exercise equal to the difference between the appraised value of a share of Alion common stock as of the grant date and the appraised value of a share of Alion common stock as of the exercise date based on the most recent valuation of the shares of common stock held by the ESOP. Under the 2002 SAR Plan, awards vest at 20% per year for employees. Awards to members of the Company’s board of directors, other than Dr. Atefi, vest ratably over each member’s then-current term

ALION SCIENCE AND TECHNOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of office. SARs may be exercised at any time after grant to the extent they have vested. As of December 31, 2005, the Company had granted 236,400 SARs summarized as follows:

	Number of SARs	Number of SARs	Total		Cumulative
	Granted to	Granted to	Number of SARs	Exercise	Number of SARs
Effective Date of Grant	Employees	Board of Directors	Granted	Price/Share	Granted

December 23, 2002	64,250	29,400	93,650	$10.00/share	93,650

May 15, 2003	300	—	300	$11.13/share	93,950

June 5, 2003	300	—	300	$11.13/share	94,250

December 21, 2003	129,550	12,600	142,150	$14.71/share	236,400
      As of December 31, 2005, under this plan, approximately 49,755 SARs had been exercised and 30,910 SARs had been forfeited resulting in approximately 155,735 SARs outstanding.
      On January 13, 2005, the Company’s board of directors adopted a second SAR plan, the Alion Science and Technology Corporation 2004 Stock Appreciation Rights Plan (the “2004 SAR Plan”), to comply with the deferred compensation provisions of the American Jobs Creation Act of 2004.
      The 2004 SAR Plan has a 10-year term. Awards may be granted under the plan to Alion directors, officers, employees and consultants. Under the Plan, the chief executive officer has the authority to grant awards as he deems appropriate; however, awards to executive officers are subject to the approval of the administrative committee of the Plan. Outstanding SAR awards cannot exceed the equivalent of 12% of the Company’s outstanding shares of common stock on a fully diluted basis. Awards to employees vest over four years at 25% per year and awards to directors vest ratably over each director’s term of service. SARs may be exercised at any time after grant to the extent they have vested. The 2004 SAR Plan contains a provision for accelerated vesting in the event of death, disability or a change in control of the Company. SARs are normally paid on the first anniversary of the date the award becomes fully vested, or else upon the SAR holder’s earlier death, disability or termination of service, or change in control of the Company. Payments are determined by the number of vested SARs multiplied by the difference between the share price at date of grant and the share price at date of payment; however, for SARs granted under the 2004 SAR Plan before November 9, 2005 and outstanding when a change in control of the Company occurs, payment is based on the number of SARs multiplied by the share price at the date of the change in control (or earlier valuation, if higher).
      Upon exercise, a grantee has the right to receive payment equal to the difference between the appraised value of a share of Alion common stock as of the grant date and the appraised value of a share of Alion common stock as of the exercise date per the most recent valuation of the common stock held by the ESOP. As of December 31, 2005, under this plan, the Company has granted 214,350 SARs summarized as follows:

	Number of SARs	Number of SARs	Total		Cumulative
	Granted to	Granted to	Number of SARs	Exercise	Number of SARs
Effective Date of Grant	Employees	Board of Directors	Granted	Price/Share	Granted

November 2004	—	12,600	12,600	$19.94/share	12,600

February 2005	164,750	—	164,750	$19.94/share	177,350

March 2005	2,000	—	2,000	$19.94/share	179,350

April 2005	33,000	—	33,000	$29.81/share	212,350

June 2005	2,000	—	2,000	$29.81/share	214,350
      As of December 31, 2005, under this plan, no SARs have been exercised, 18,500 SARs have been forfeited and 195,850 SARs remain outstanding.
      As of December 31, 2005, the Company has authorized an additional 276,675 SARs to be granted with an exercise price of $35.89.

ALION SCIENCE AND TECHNOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For the quarters ended December 31, 2005 and 2004, the Company recognized approximately $0.8 million, and $0.1 million, respectively, in compensation expense associated with the two SAR plans.

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
      The Initial Phantom Stock plan has a term of ten years. The Initial Phantom Stock Plan contains provisions for acceleration of vesting and payouts in connection with an employee’s death, disability, involuntary termination of employment without cause or a change in control of the Company. The phantom stock awards vest according to the following:

	The Vested Amount
	for Grant in

	February	November
Anniversary from Grant Date	2003	2003

1st	—	20%

2nd	—	20%

3rd	50%	20%

4th	25%	20%

5th	25%	20%
      As of December 31, 2005, under the Initial Phantom Stock Plan, the Company had granted 223,685 shares of phantom stock summarized as follows:

	Shares of	Cumulative
	Phantom Stock	Shares of
	Awarded to	Phantom Stock
Effective Date of Grant	Employees	Awarded

February 11, 2003	171,000	171,000

November 11, 2003	52,685	223,685
      As of December 31, 2005, under this plan, 12,916 shares have been exercised and 210,769 remain outstanding.

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

ALION SCIENCE AND TECHNOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      As of December 31, 2005, under the Second Phantom Stock Plan, the Company had 314,152 shares of phantom stock outstanding which may be summarized as follows:

	Shares of		Cumulative
	Phantom Stock		Shares of
	Awarded to		Phantom Stock
Effective Date of Grant	Employees		Awarded

February 1, 2005	207,778	(1)	207,778

February 1, 2005	103,414	(2)	314,152

(1)	Shares of performance share phantom stock.

(2)	Shares of retention share phantom stock.
      As of December 31, 2005, the Company has authorized an additional 122,318 shares of Retention Phantom stock to be granted.

Director Phantom Stock Plan
      On November 9, 2005, the Company’s compensation committee approved, and the full board adopted, the Alion Science and Technology Corporation Board of Directors Phantom Stock Plan (Director Phantom Stock Plan).
      The Director Phantom Stock Plan provides for annual awards of shares of phantom stock to non-employee directors of the Company. The number of shares of phantom stock granted each year to each non-employee director is equal to the quotient obtained by dividing $35,000 by the fair market value of one share of the Company’s stock as of the date of the award. Fair market value is determined by the Administrative Committee in its sole discretion using the most recent valuation of the Company’s common stock made by an independent appraisal that meets the requirements of Code Section 401(a)(28)(C), as of a date that is no more than 12 months before the date of the award.
      Grants of phantom stock do not confer voting or any other rights associated with ownership of our common stock. References to shares of common stock under the plan are for accounting and valuation purposes only.
      Grants under the Director Phantom Stock Plan vest in one-third increments each year for three years from the date of the award. Vesting of an award accelerates upon a grantee’s death or disability or upon a change of control of the Company. Before each award is granted (or within 30 days of the grant date for

ALION SCIENCE AND TECHNOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
individuals who become a director on the grant date), a director may elect whether to receive payment for phantom shares as they vest, or when the award is fully vested. A director who elects to receive payment when an award has fully vested, may elect to defer the proceeds of the award into the Alion Science and Technology Director Deferred Compensation Plan provided the election is made no later than one year before the award fully vests. All payments made under the awards shall be in cash.
      As of December 31, 2005, under the Director Phantom Stock Plan, the Company has authorized 7,801 shares of phantom stock to be granted.
      For the quarters ended December 31, 2005 and 2004, the Company recognized approximately $1.9 million and $0.3 million, respectively, in compensation expense associated with the phantom stock plans.

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
      Contract receivables from agencies of the federal government represented approximately $91.3 million, or 96%, of accounts receivable at December 31, 2005 and $79.0 million, or 94%, of accounts receivable at September 30, 2005. Contract revenues from agencies of the federal government represented approximately 98% of total contract revenues during each of the quarters ended December 31, 2005 and 2004.

(15)	Business Combinations

Fiscal Year 2003 Acquisitions
      On December 20, 2002, Alion acquired substantially all of the assets and certain of the liabilities of IITRI, excluding the assets and liabilities of IITRI’s Life Sciences Operation, for approximately $127.3 million. The Company used the funds from the sale of common stock to the ESOP and proceeds from debt instruments to fund the Transaction. The acquisition was accounted for using the purchase method. The purchase price was allocated to the acquired assets and assumed liabilities based on their estimated fair values at the date of acquisition. As of December 31, 2005, the Company has recorded approximately $63.0 million of goodwill related to this acquisition.

Fiscal Year 2004 Acquisitions

Acquisition of Innovative Technology Solutions Corporation
      On October 31, 2003, Alion acquired 100% of the outstanding stock of ITSC for $4.0 million. The transaction is subject to an earn out provision not-to-exceed $1.5 million. As of December 31, 2005, the Company has recorded approximately $5.0 million of goodwill relating to this acquisition. ITSC’s results of operations are included in Alion’s operations from the date of acquisition.

ALION SCIENCE AND TECHNOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition of Identix Public Sector, Inc.
      On February 13, 2004, Alion acquired 100% of the outstanding stock of IPS for $8.0 million in cash. IPS, formerly ANADAC, was a wholly-owned subsidiary of Identix Incorporated. In the three months following the closing, the Company paid Identix approximately $2.6 million for intercompany payables. Per the acquisition agreement, the Company placed $0.5 million in escrow contingent on the Company having the opportunity to bid for services on certain government solicitations. Having satisfied certain terms of the escrow arrangement, $0.35 million was paid and the escrow arrangement was terminated. As of December 31, 2005, the Company has recorded approximately $6.1 million of goodwill relating to this acquisition and approximately $0.6 million of intangible assets related to acquired contracts to be amortized over three years. The results of operations for IPS are included in Alion’s operations from the date of acquisition.

Fiscal Year 2005 Acquisitions

Acquisition of Assets of Countermeasures, Inc.
      On October 28, 2004, Alion purchased substantially all of the assets of Countermeasures, Inc. for approximately $2.4 million. As of December 31, 2005, the Company has recorded approximately $1.4 million in goodwill relating to this acquisition. The results of operations for Countermeasures, Inc. are included in Alion’s operations from the date of acquisition.

Acquisition of ManTech Environmental Technology, Inc.
      On February 11, 2005, Alion acquired 100 percent of the outstanding stock of METI, an environmental and life sciences research and development company for approximately $7.0 million in cash. As of December 31, 2005, the Company has recorded $5.5 million in goodwill related to this acquisition and has remaining approximately $0.1 million of purchased contracts being amortized over three years. The results of operations for METI are included in Alion’s operations from the date of acquisition. The allocation of purchase price is preliminary as the Company completes its valuation of assets acquired and liabilities assumed.

Acquisition of Carmel Applied Technologies, Inc.
      On February 25, 2005 Alion acquired 100 percent of the outstanding stock of CATI, a flight training software and simulator development company, for approximately $7.3 million in cash. The transaction is subject to an earn-out provision not-to-exceed a cumulative amount of $9.0 million based on attaining certain cumulative revenue goals for fiscal years 2006 and 2007, and a second earn-out provision not-to-exceed $1.5 million for attaining certain revenue goals in the commercial aviation industry. As of December 31, 2005, the Company has recorded $12.9 million in goodwill related to this acquisition. The results of operations for CATI are included in Alion’s operations from the date of acquisition. The allocation of purchase price is preliminary as the Company completes its valuation of assets acquired and liabilities assumed.

Investment in VectorCommand Ltd.
      On March 22, 2005, Alion acquired approximately 12.5 percent of the A ordinary shares in VectorCommand Ltd. for $1.5 million which is accounted for at cost.

Acquisition of John J. McMullen Associates, Inc. and Pro Forma Information
      On April 1, 2005, the Company acquired 100% of the issued and outstanding stock of JJMA pursuant to a Stock Purchase Agreement (the “Agreement”) by and among Alion, JJMA, Marshall & Ilsley Trust Company N.A. as trustee of the JJMA Employee Stock Ownership Trust, and holders of JJMA stock options and JJMA stock appreciation rights. The Company paid the equity holders of JJMA approximately

ALION SCIENCE AND TECHNOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$51.9 million, issued 1,347,197 shares of Alion common stock to the JJMA Trust valued at approximately $37.3 million, and agreed to make $8.3 million in future payments. The Company valued its common stock issued to the JJMA Trust at $27.65 per share, which price was determined based on an independent valuation conducted by Houlihan Lokey Howard Zukin, an unrelated third party. The acquisition was accounted for using the purchase method. The estimated total purchase price is as follows.

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

      The Company has allocated the purchase price of JJMA to the estimated fair value of the assets acquired and liabilities assumed in the purchase. The purchase price allocation is preliminary as the Company completes its determination of the fair values of the assets acquired and liabilities assumed and is as follows (in millions):

Accounts receivable	$21.5

Property and equipment	1.0

Other assets	1.4

Identifiable intangible assets	29.6

Goodwill	57.8

Accounts payable and other accrued liabilities	(11.5)

Total	$99.8

      Identifiable intangible assets include $28.0 million for contracts acquired, $0.9 million for software and $0.7 million for non-compete agreements. The intangible asset for contracts acquired has an estimated useful life from one to thirteen years. The non-compete agreements will be amortized over the two-year term of the agreements. As of December 31, 2005, the net intangible values for acquired contracts and non-compete agreements were $24.7 million and $0.6 million, respectively.

(16)	Commitments and Contingencies

Earn Out Commitments
      The Company has earn out commitments related to the following acquisitions:

AB Technologies (AB Tech) — Earn out was based on an agreed-upon formula applied to net income of the business units that formerly comprised AB Tech. For the three month periods ended December 31, 2005 and 2004, the Company recognized zero and approximately $1.2 million, respectively, in earn out obligation associated with this agreement. The earn out obligation expired on February 7, 2005, the fifth anniversary of the original acquisition date.

ITSC — Earn out is based on a portion of the gross revenue of the business units that formerly comprised ITSC. For the three month periods ended December 31, 2005 and 2004, the Company recognized zero and approximately $0.3 million, respectively, in earn out obligation associated with this agreement. The obligation expired September 30, 2005.

ALION SCIENCE AND TECHNOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CATI — Earn-out is based on the performance of the business units that formerly comprised CATI. The transaction is subject to an earn-out provision not-to-exceed a cumulative amount of $9.0 million based on attaining certain revenue goals for fiscal years 2006 and 2007, and a second earn-out provision not-to-exceed $1.5 million for attaining certain revenue goals in the commercial aviation industry. For each of the three month periods ended December 31, 2005 and 2004, the Company recognized no earn out obligation associated with this agreement. The obligation continues through February 25, 2007.
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

ALION SCIENCE AND TECHNOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Government Audits
      Government expenses reflected in the consolidated financial statements attributable to cost reimbursement contracts is subject to audit and possible adjustment by the Defense Contract Audit Agency (DCAA). The government considers Alion to be a major contractor and maintains an office on site to perform its various audits throughout the year. DCAA has concluded its audits of the Company’s indirect expense rates and cost accounting practices through fiscal year 2001. There were no significant cost disallowances for the fiscal years ended September 30, 2000 and 2001. Final rates on fiscal years ended September 2002 and 2003 are being negotiated with the Defense Contract Management Agency. The audit of fiscal year 2004 indirect rates is in process. The Company intends to submit its fiscal year 2005 indirect expense rates to the government by March 31, 2006. Contract revenues on federal government contracts have been recorded in amounts that are expected to be realized upon final settlement.

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
      The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following: changes to the ERISA laws related to the Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan; changes to the tax laws relating to the treatment and deductibility of goodwill, the Company’s subchapter S status, or any change in the Company’s effective tax rate; additional costs associated with compliance with provisions of the Sarbanes-Oxley Act of 2002, including any changes in the SEC’s rules, and other corporate governance requirements; failure of government customers to exercise options under contracts; funding decisions relating to U.S. Government projects; government contract procurement (such as bid protest) and termination risks; competitive factors such as pricing pressures and/or competition to hire and retain employees; the results of current and/or future legal proceedings and government agency proceedings which may arise out of our operations (including our contracts with government agencies) and the attendant risks of fines, liabilities, penalties, suspension and/or debarment; undertaking acquisitions that could increase our costs or liabilities or be disruptive; taking on additional debt to fund acquisitions; failure to adequately integrate acquired businesses; material changes in laws or regulations applicable to the Company’s businesses; as well as other risk factors discussed in the Company’s annual report on Form 10-K for the year ended September 30, 2005 (File No. 333-89756) filed with the SEC on January 31, 2006.
      Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s view only as of February 14, 2006. The Company undertakes no obligation to update any of the forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise. This discussion addresses only our continuing operations.

Critical Accounting Estimates and Policies
      Our significant accounting policies are described in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005.
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
      Our critical accounting policies are set forth below:

Revenue Recognition, Cost Estimation and Payment
      We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered, the contract price is fixed or determinable, and collectibility is reasonably assured. We have a standard internal process that we use to determine whether all required criteria for revenue recognition have been met. This process includes a monthly review of contract revenues and expenses by several levels of management covering among other matters, progress against schedule, project staffing and levels of effort, risks and issues, subcontract management, incurred and estimated costs, and disposition of prior action items. This monthly internal review is designed to determine whether the overall progress on a contract is consistent with the effort expended and revenue recognized to date.
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
      The Company’s revenue results from contract research and other services under a variety of contracts, some of which provide for reimbursement of cost plus fees and others of which are fixed-price or time-and-material type contracts. Absent evidence to the contrary, we recognize revenues as follows:

•	Cost-reimbursement contracts — revenue is recognized as costs are incurred and include an estimate of applicable fees earned.

•	Fixed-price contracts — revenue is recognized using the percentage-of-completion method based on various performance measures. From time to time, facts develop that require the Company to revise its estimated total costs or revenues expected. The cumulative effect of revised estimates is recorded in the period in which the facts requiring revisions become known. The full amount of anticipated losses on any type of contract is recognized in the period in which they become known.

•	Time-and-material contracts — revenue is recognized at contractually billable rates as labor hours and direct expenses are incurred. Labor and related costs are reimbursed at negotiated, fixed hourly rates.
      The following table summarizes the percentage of revenues attributable to each contract type for the periods indicated.

Contract Type

	2005

	For the Three Months
	Ended December 31,

			2004

	)
	(In millions

Cost-reimbursement	$63	62%	$41	59%

Fixed-price	$19	19%	$13	18%

Time-and-material	$19	29%	$15	23%

Total	$101	100%	$69	100%

      Contracts with agencies of the federal government are subject to periodic funding by the contracting agency concerned. Funding for a contract may be provided in full at inception of the contract or ratably throughout the term of the contract as the services are provided. If funding is not assessed as probable, revenue recognition is deferred until realization is probable.
      Contract costs on federal government contracts, including indirect costs, are subject to audit by the federal government and adjustment pursuant to negotiations between the Company and government representatives. All of the Company’s federal government contract indirect costs have been audited and negotiated through fiscal year 2001. Contract revenues on federal government contracts have been recorded in amounts that are expected to be realized upon final settlement. Government audits of fiscal years 2003 and 2002 on indirect costs have been completed pending final negotiation of the indirect rates. The audit for fiscal year 2004 indirect rates is in process. The Company intends to submit its fiscal year 2005 indirect expense rates to the government by March 31, 2006.
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

Contract Type

	2005

	For the Three Months
	Ended December 31,

			2004

	)
	(In millions

U.S. Department of Defense (DoD)	$94	93%	$64	93%

Other Federal Civilian Agencies	$5	5%	$3	4%

Commercial/ State/ Local and International	$2	2%	$2	3%

Total	$101	100%	$69	100%

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
      As of December 31, 2005, the Company has goodwill of approximately $163.4 million, subject to an annual impairment review. As of December 31, 2005, the Company has recorded approximately $26.7 million of net intangible assets comprised primarily of the value assigned to purchased contracts. The intangible assets have an estimated useful life of generally one to thirteen years and are amortized primarily using the straight-line method.

Stock-Based Compensation
      In December 2004, the Financial Accounting Standards Board issued SFAS 123(R) Share Based Payments. For companies whose stock is not publicly traded on any exchange, this standard is not effective until the first annual reporting period beginning after December 15, 2005. Alion is required to adopt this standard with the Company’s next fiscal year starting October 1, 2006. SFAS 123(R) requires that share-based payments such as stock appreciation rights be recognized as compensation expense based on the fair value of the shares granted. As currently permitted, the Company uses the intrinsic value method set out in APB Opinion No. 25 and FIN 28 to report stock-based compensation related to grants of phantom stock and stock appreciation rights. SFAS 123(R) does not apply to grants issued by the Company prior to the date of adoption. Management does not believe that adoption of SFAS 123(R) will have a material adverse impact on the Company’s results of operations or its cash flows.

Comparison of Results of Operations
      Alion completed the acquisitions of METI in February 2005, CATI in February 2005 and JJMA in April 2005. For the three month period ended December 31, 2005, the Company’s operating results include the operating results for these acquisitions; the operating results for three month period ended December 31, 2004, do not include operating results for these acquisitions. Significant differences in the Company’s results of operations for the three month periods ended December 31, 2005 and 2004 arise from the effects of these acquisitions.

      The following discussion and analysis includes references to selected financial information in the table below in conjunction with the Company’s consolidated financial statements provided elsewhere in the document.

Three Month Period Ended December 31, 2005 Compared to Three Month Period Ended December 31, 2004
      For purposes of comparability, the selected financial information provided in the table below reflects the relative financial impact of the METI, CATI and JJMA acquisitions, which we refer to as the “Acquired Operations” of Alion, as they relate to the financial performance of Alion for the three month period ended December 31, 2005 compared to the financial performance for three month period ended December 31, 2004. The selected financial information provided in the table is based in part on estimates from Alion management.

	Three Months Ended December 31, 2005						December 31, 2004
							Three Months Ended

					Consolidated
	Consolidated				Operations Less		Consolidated
Financial Information	Operations of Alion		Acquired Operations*		Acquired Operations		Operations of Alion

	(Dollars in millions)

		% revenue		% revenue		% revenue		% revenue

Total revenue	$101.3		$30.3		$71.0		$69.2

Material and subcontract revenue	32.8	32.4%	9.7	32.0%	23.1	32.5%	16.9	24.4%

Total direct contract expenses	76.3	75.3%	22.4	73.9%	53.9	75.9%	50.2	72.5%
Major components of direct contract expense

Direct labor cost	41.4	40.9%	12.3	40.6%	29.2	41.1%	31.8	46.0%

Other direct cost (ODC)	2.6	2.6%	0.6	2.0%	2.0	2.8%	2.0	2.8%

Material and subcontract (M&S) cost	32.3	31.8%	9.5	31.4%	22.8	32.1%	16.4	23.7%

Gross profit	25.0	24.7%	7.8	25.7%	17.2	24.2%	19.0	27.5%

Total operating expense	27.8	27.4%	7.4	24.4%	20.4	28.7%	18.0	26.0%
Major components of operating expense

Indirect personnel and facilities	10.3	10.2%	3.8	12.5%	6.5	9.2%	6.9	10.0%

General and administrative	9.6	9.5%	3.5	11.6%	6.1	8.6%	6.7	9.7%

Depreciation and amortization	4.8	4.7%	1.1	3.6%	3.7	5.2%	3.5	5.1%

Stock-based compensation	2.8	2.8%	—	0.0%	2.8	3.9%	0.5	0.7%

Income (loss) from operations	$(2.8)	(2.8)%	$(0.7)	2.3%	$(2.1)	(5.0)%	$1.1	1.5%

*	For the three month period ended December 31, 2005, the operations of the acquired entities, METI, CATI and JJMA, respectively, have been fully integrated within Alion on a consolidated basis. The financial information attributed to these entities is the estimate of management.
      Contract Revenues. Revenues increased $32.1 million, or 46.4%, to $101.3 million for the three month period ended December 31, 2005, from $69.2 million for the three month period ended December 31, 2004. This increase is attributable to the following:

•	Revenue generated by the activities of acquired operations	$30.3 million

•	Revenue generated by the activities of the non-acquired operation	$1.8 million

	Total:	$32.1 million
      For the three month period ended December 31, 2005, additional revenue of $30.3 million was generated by the acquired operations including approximately $24.1 million, $3.4 million and $2.8 million from the activities of JJMA, METI and CATI, respectively. Additional revenue generated by the non-acquired operations included an increase of approximately $3.8 million to the Modeling and Simulation Information Analysis Center (MSIAC) contract to the Department of Defense and an increase of approximately $3.1 million in support to the U.S. Army Night Vision High-Tech Omnibus (Night Vision) contract. Under the Joint Spectrum Center (JSC) contract, revenues decreased approximately $2.7 million to approximately $9.3 million for the quarter ended December 31, 2005 as compared to approximately $12.0 million for the quarter ended December 31, 2004. The decrease was due to a shift of non-core, sponsored JSC contract tasks to other Alion contracts, a shift of the JSC facilities management tasks to a small businesses contractor and decrease in funding for the core JSC tasks. The Company did not win the re-compete for the existing JSC contract. The Company filed a formal bid protest before the Government Accountability Office (GAO) with respect to the JSC contract award. The Company’s principal argument was that the successful bidder had an organizational conflict of interest with respect to its proposed performance of the contract. In its decision dated January 9, 2006, the GAO sustained the protest and recommended that the contracting agency take certain corrective action in order to address the awardee’s organizational conflict of interest. The Company is awaiting further action from the contracting agency. In the meantime, the Company expects to continue to generate revenue from its existing JSC contract until the issues involved in its protest are fully resolved. On the balance of our contracts performed by the non-acquired operations, revenue decreased by approximately $2.4 million.
      As a component of revenue, material and subcontract (M&S) revenue increased approximately $15.9 million, or 94.1%, to $32.8 million for the three month period ended December 31, 2005 from $16.9 million for the year three month period December 31, 2004. M&S revenue of the acquired operations was approximately $9.7 million, of which approximately $8.3 million, $0.7 million and $0.7 million was generated by JJMA, CATI and METI, respectively. Approximately $6.2 million of M&S revenue increase was generated by non-acquired operations of which approximately $3.6 million was generated in support of the MSIAC contract and approximately $3.1 million of additional M&S revenue was generated in support to the U.S. Army Night Vision Hightech Omnibus contract. On the balance of our contracts performed by the non-acquired operations, M&S revenue decreased by approximately $0.5 million. As a percentage of revenue, M&S revenue was 32.4% for the three month period ended December 31, 2005 as compared to 24.4% for the three month period ended December 31, 2004. For the three month period ended December 31, 2005, the M&S revenue content of total revenue performed under contracts of the acquired operations was approximately 32.0% while the M&S content of total revenue performed by the non-acquired operations was approximately 32.5%.
      Direct Contract Expenses. Direct contract expenses increased $26.1 million, or 52.0%, to $76.3 million for the three month period ended December 31, 2005 from $50.2 million for the three month period ended December 31, 2005. As a percentage of revenue, direct contract expenses were 75.3% and 72.5% for the three month periods ended December 31, 2005 and 2004, respectively. The changes in specific components of direct contract expenses are:

•	Direct labor costs for the three month period ended December 31, 2005 increased by $9.6 million, or 30.2%, to $41.4 million from $31.8 million for the three month period ended December 31, 2004. As a percentage of revenue, direct labor cost was 40.9% for the three month period ended December 31, 2005 as compared to 46.0% for the three month period ended December 31, 2004. The percentage decrease in direct labor cost results from a shift in direct costs from direct labor costs and M&S costs.

•	M&S cost increased approximately $15.9 million, or 97.0%, to $32.3 million for the three month period ended December 31, 2005, compared to $16.4 million for the three month period ended December 31, 2004. As a percentage of revenue, M&S cost was 31.8% for the three month period ended December 31, 2005 as compared to 23.7% for the three month period ended December 31, 2004. The percentage increase in M&S cost is directly associated with the relative percentage increase in M&S revenues associated with the MSIAC and Night Vision contracts, as described above. As a percentage of M&S revenue, M&S cost was approximately 98.2% and 97.0% for the three month periods ended December 31, 2005 and 2004, respectively.

      Gross Profit. Gross profit increased $6.0 million, or 31.6%, to $25.0 million for the three month period ended December 31, 2005, from $19.0 million for the year ended December 31, 2004. The $6.0 million increase is attributable to the following:

•	Increase in gross profit generated by the activities of the acquired operations	$7.8 million

•	Decrease in gross profit generated by the activities of the non-acquired operations	$(1.8) million

	Total:	$6.0 million
      As a percentage of revenue, gross profit was 24.7% and 27.5% for the three month periods ended December 31, 2005 and 2004, respectively. For the three month period ended December 31, 2005, we experienced an increased proportion of M&S contract revenue, which typically generates lower profit margins.
      Operating Expenses. Operating expenses increased $9.8 million, or 54.4%, to $27.8 million for the three month period ended December 31, 2005, from $18.0 million for the three month period ended December 31, 2004. The $9.8 million increase is attributable to the following:

•	Operating expense incurred by the activities of the acquired operations	$8.5 million

•	Operating expense incurred by activities of the non-acquired operations	$1.3 million

	Total:	$9.8 million
      As a percentage of revenue, operating expenses were 27.4% for the three month period ended December 31, 2005 as compared to 26.0% for the three month period ended December 31, 2004. The changes in specific components of operating expenses are:

•	Stock-based compensation and deferred compensation relate primarily to the expense associated with the stock appreciation rights and phantom stock plans. Stock-based compensation increased approximately $2.3 million, or 460% to $2.8 million for the three month period ended December 31, 2005, from approximately $0.5 million for the three month period ended December 31, 2004. The increase in stock-based compensation and deferred compensation is a result of the increase in the value of Alion’s common stock and the increase in awards granted. Stock-based compensation was approximately 2.8% and 0.7% of revenue for the three month periods ended December 31, 2005 and 2004, respectively.

•	Operating expenses for indirect personnel and facilities costs related to rental and occupancy expenses increased approximately $3.4 million, or 49.3%, to $10.3 million for the three month period ended December 31, 2005, from $6.9 million for the three month period ended December 31, 2004. As a percentage of revenue, operating expenses relating to indirect personnel and facilities expense was 10.2% for the three month period ended December 31, 2005 as compared to 10.0% for the three month period ended December 31, 2004. The increase, as a percentage of revenue, is partially attributable to the increase in facility lease costs associated with certain acquisitions completed in the second quarter of fiscal year 2005. Management is taking steps to reduce these acquired facility lease costs through efforts to sublet the excess space.

•	General and administrative (G&A) expense increased approximately $2.9 million, or 43.3%, to $9.6 million for the three month period ended December 31, 2005, compared to $6.7 million for the three month period ended December 31, 2004. As a percentage of revenues, general and administrative expenses were 9.5% for the three month period ended December 31, 2005, compared to 9.7% for the three month period ended December 31, 2004. The costs associated with providing G&A activities for the acquired operations have been partially absorbed by the existing G&A infrastructure, resulting in a decrease in expense expressed as a percentage of revenue.

•	Depreciation and amortization expense increased approximately $1.3 million, or 37.1%, to $4.8 million for the three month period ended December 31, 2005, as compared to $3.5 million for the three month period ended December 31, 2004. Depreciation is associated primarily with the value assigned to fixed assets while amortization expense is associated primarily with the intangible asset value assigned to the purchased contracts of the acquired entities. The $1.3 million increase is primarily attributable to the following:

	Three Months
	Ended
	December 31,

	2005	2004

	(In millions)

Depreciation expense	$1.3	$0.8

Amortization expense for purchased contracts of:

- IITRI	$2.3	$2.5

- IPS	$0.1	$0.1

- JJMA	$0.9	—

Amortization expense for software	$0.1	—

Amortization expense for non-compete agreements	$0.1	—

Total	$4.8	$3.5

      As a percentage of revenue, operating expense relating to depreciation and amortization expense was 4.7% for the three month period ended December 31, 2005 as compared to 5.1% for the three month period ended December 31, 2004.
      Loss from Operations. For the three month period ended December 31, 2005, the loss from operations was $2.8 million compared with $1.1 million operating income for the three month period ended December 31, 2004. The $3.9 million loss increase is associated with factors discussed above and is attributable to the following:

•	Operating income generated from the acquired operations	$ 0.4 million

•	Operating loss generated from the non-acquired operations*	$(4.3) million

	Total:	$(3.9) million

*	For the three month period ended December 31, 2005, the operating loss from non-acquired operations was partially attributable to stock-based compensation expense of approximately $2.8 million.
      Other Income and Expense. As a category, other income and expense decreased approximately $2.1 million, or 30.0%, to $4.9 million for the three month period ended December 31, 2005 as compared to $7.0 million for the three month period December 31, 2004. As a component of other income and expense, interest expense decreased approximately $1.6 million, or 22.9%, to $5.4 million for the three month period ended December 31, 2005 from approximately $7.0 million for the three month ended December 31, 2004. The $1.6 million decrease in interest expense is attributable to the following:

	Three Month
	Period Ended
	December 31,

	2005	2004

	(In millions)

Revolving facility	$—	$0.1

Senior term loan	2.6	1.1

Mezzanine Note — cash-pay interest	—	1.7

- accretion of debt discount	0.0	2.1

Subordinated note — PIK interest	0.6	0.6

- accretion of long-term deferred interest	0.2	0.1

- accretion of debt discount	0.2	0.2

Agreements with officers	—	0.1

Accretion of warrants(a)	1.8	0.9

Other	—	0.1

Total	$5.4	$7.0

(a)	Reflects change in value assigned to the detachable warrants associated with Mezzanine and Subordinated notes based on the change in the value of Alion common stock.
      Income Tax (Expense) Benefit. The Company has filed qualified subchapter S elections for all of its wholly-owned subsidiaries to treat them as disregarded entities for federal income tax purposes. Some states do not recognize the effect of these elections or Alion’s S corporation status. As a result, the Company recorded approximately $0.02 million and $0.05 million of state income tax expense for the three month periods ended December 31, 2005 and 2004, respectively
      Net Loss. The net loss increased approximately $1.8 million, or 30.3%, to $7.8 million for the three month period ended December 31, 2005 as compared to $6.0 million for the year ended December 31, 2004. The $1.8 million increase is associated with factors discussed above.

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
      The following discussion relates to the cash flow of Alion for the three month periods ended December 31, 2005 and 2004.
      Operating activities used approximately $14.7 million and $4.3 million in net cash for the three month periods ended December 31, 2005 and 2004, respectively. The $10.4 million use of cash is primarily attributable to the approximate $9.8 million increase in accounts receivable. The increase in accounts receivable is associated with slower receipt of contract funding due to the delay in passage of fiscal year 2006 defense budget.
      Net cash used in investing activities (principally for strategic acquisitions) was approximately $1.6 million and $2.2 million for the three months ended December 31, 2005 and 2004, respectively. During the three months ended December 31, 2004, the Company paid approximately $1.7 million for Countermeasures, Inc. During the three months ended December 31, 2005, the Company paid approximately $1.0 million more for capital expenditures than in the three months ended December 31, 2004.

      Net cash used in financing activities was approximately $6.2 million for the three month period ended December 31, 2005, compared to net cash provided by financing activities of approximately $1.8 million for the three month period ended December 31, 2004. During the three months ended December 31, 2004, Alion borrowed $22.0 million in proceeds under the Term B Senior Credit Facility and borrowed approximately $3.0 million on the revolving line credit facility. Proceeds from these borrowings were used to redeem the Mezzanine Note for approximately $19.6 million, pay approximately $1.8 million in prepayment penalty for early redemption of the Mezzanine Note, and pay approximately $1.8 million for the redemption of agreements with company officers. For the three months ended December 31, 2005, the Company used cash to pay for increased distributions under the ESOP in the net amount of $5.9 million.

Discussion of Debt Structure
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
      The discussion below describes the Term B Senior Credit Facility and certain of the initial debt agreements used to finance the Transaction.

Term B Senior Credit Facility
      The Term B Senior Credit Facility has a term of five years and consists of:

•	a senior term loan in the approximate amount of $142.6 million, (which includes the incremental term loan), all of which was drawn down as of December 31, 2005;

•	a senior revolving credit facility, in the amount of $30.0 million, of which approximately $2.6 million was deemed borrowed as of December 31, 2005, through the issuance of letters of credit issued under the Company’s prior senior credit facility which remain outstanding under the Term B Senior Credit Facility and the issuance of one additional letter of credit under the Term B Senior Credit Facility; and

•	an uncommitted incremental term loan “accordion” facility in the amount of $150.0 million.
      On the senior term loan, until the quarter ending December 31, 2008, the Company is obligated to pay quarterly installments of principal in the amount of $360,000. On each of December 31, 2008, March 31, 2009, June 30, 2009 and August 2, 2009, the Company is obligated to pay installments of principal in the amount of $34,650,000.
      Under the senior revolving credit facility, the Company may request the issuance of up to $5.0 million in letters of credit and may borrow up to $5.0 million in swing line loans, a type of loan customarily used for short-term borrowing needs. As of December 31, 2005, approximately $2.6 million in letters of credit have been issued. All principal obligations under the senior revolving credit facility are to be repaid in full no later than August 2, 2009.
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
      The Term B Senior Credit Facility permits the Company to use the remainder of its senior revolving credit facility for the Company’s working capital needs and other general corporate purposes, including to financing permitted acquisitions. The Term B Senior Credit Facility permits the Company to use any proceeds from the uncommitted incremental term loan facility to finance permitted acquisitions and to make certain put right payments required under the Company’s existing mezzanine warrant, if those put rights are exercised, and for any other purpose permitted by any future incremental term loan.
      Security. The Term B Senior Credit Facility is secured by a security interest in all of the Company’s current and future tangible and intangible property, as well as all of the current and future tangible and intangible property of the Company’s subsidiaries, HFA, CATI, METI, and JJMA.
      Interest and Fees. Under the Term B Senior Credit Facility, the senior term loan and the senior revolving credit facility can each bear interest at either of two floating rates. The Company was entitled to elect that interest be payable on the Company’s $142.6 million senior term loan at an annual rate equal to the prime rate charged by CSFB plus 125 basis points or at an annual rate equal to the Eurodollar rate plus 225 basis points. The Company was also entitled to elect that interest be payable on the Company’s senior revolving credit facility at an annual rate that varies depending on the Company’s leverage ratio and whether the borrowing is a Eurodollar borrowing or an alternate base rate (“ABR”) borrowing. Under the Term B Senior Credit Facility, if the Company were to elect a Eurodollar borrowing under its senior revolving credit facility, interest would be payable at an annual rate equal to the Eurodollar rate plus additional basis points as reflected in the table below under the column “Eurodollar Spread” corresponding to the Company’s leverage ratio at the time. Under the Term B Senior Credit Facility, if the Company elects an ABR borrowing under its senior revolving credit facility, the Company may elect an alternate base interest rate based on a federal funds effective rate or based on CSFB’s prime rate, plus additional basis points reflected in the table below under the column “Federal Funds ABR Spread” or “Prime Rate ABR Spread” corresponding to the Company’s leverage ratio at the time.
Eurodollar Prime Rate

	Spread	ABR Spread	ABR Spread
Leverage Ratio	(in basis points)	(in basis points)	(in basis points)

Category 1	275	225	175
Greater than or equal to 3.00 to 1.00

Category 2	250	200	150
Greater than or equal to 2.50 to 1.00 but less than 3.00 to 1.00

Category 3	225	175	125
Greater than or equal to 2.00 to 1.00 but less than 2.50 to 1.00

Category 4	200	150	100
Less than 2.00 to 1.00
      On April 1, 2005, the Company elected to have the senior term loan bear interest at the Eurodollar rate and the senior revolving credit facility bear interest at the ABR rate (based on CSFB’s prime rate). As of December 31, 2005, the Eurodollar rate on the senior term loan was 6.45 percent (i.e., 4.20 percent plus 2.25 percent Eurodollar spread) and the ABR rate (based on CSFB’s prime rate) on the senior revolving credit facility was 7.50 percent (i.e. 5.75 percent plus 1.75 percent spread).
      Under the Term B Senior Credit Facility, the Company was required to enter into an interest rate hedge agreement acceptable to CSFB to fix or cap the actual interest the Company will pay on no less than 40 percent of the Company’s long-term indebtedness.
      On August 16, 2004, the Company entered into an interest rate cap agreement effective as of September 30, 2004 with one of the Company’s senior lenders. Under this agreement, in exchange for the Company’s payment to the senior lender of approximately $319,000, the Company’s maximum effective rate of interest payable with regard to an approximately $37.0 million portion of the outstanding principal balance of the Term B Senior Credit Facility was not to exceed 6.64 percent (i.e., LIBOR 3.89 percent cap plus maximum 2.75 percent Eurodollar spread) for the period September 30, 2004 through September 29, 2005 and was not to exceed 7.41 percent (i.e., LIBOR 4.66 percent cap plus 2.75 percent maximum Eurodollar spread) for the period September 30, 2005 through September 30, 2007.
      On April 15, 2005, the Company entered into a second interest rate cap agreement which covers an additional $28.0 million of the Company’s long-term indebtedness. The interest on such portion of the Company’s long-term indebtedness is capped at 7.25 percent (i.e., LIBOR 5.00 percent cap plus 2.25 percent Eurodollar spread). For this second cap agreement, the Company paid a senior lender $117,000. The second interest rate cap agreement terminates on September 30, 2007. Further, the Company’s maximum effective rate of interest payable under the first interest rate cap agreement was reset and capped at a maximum interest rate of 6.91 percent (i.e., LIBOR 4.66 percent cap plus maximum 2.25 percent Eurodollar spread). As of December 31, 2005, approximately $65.0 million, or 45.6 percent, of the $142.6 million drawn under the Term B Senior Credit Facility is at a capped interest rate. The maximum effective interest rate on the

$65.0 million that is currently under cap agreements is approximately 7.05 percent. The remaining outstanding aggregate balance under the Term B Senior Credit Facility over $65.3 million, which was approximately $77.6 million as of December 31, 2005, is not subject to any interest rate cap agreements or arrangements.
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
      As of December 31, 2005, the Company has paid a 0.5 percent commitment fee of zero and approximately $0.04 million on the unused amounts of the senior term loan and senior revolving credit facility, respectively. As of December 31, 2005, the unused amounts of the senior term loan and senior revolving credit facility were zero and approximately $30.0 million, respectively.
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
      Interest Coverage Ratio. The Company’s interest coverage ratio is calculated by dividing the Company’s consolidated EBITDA, less amounts the Company spends attributable to property, plant, equipment and other fixed assets, by the Company’s consolidated interest expense. The Company is required to maintain a minimum fixed charge coverage ratio of at least 4:00 to 1:00.
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

Mezzanine Note
      On December 20, 2002, the Company issued to IITRI a Mezzanine Note (Mezzanine Note) with a face value of approximately $20.3 million. The Mezzanine Note served as part of the consideration for the Transaction. On July 1, 2004, the Illinois Institute of Technology (IIT) acquired all of IITRI’s rights and interests in the Mezzanine Note and the related Warrant Agreement.
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

Warrants
      The Company issued detachable warrants with the Mezzanine Note and the Subordinated Note. As of December 31, 2005, the outstanding warrants associated with the Mezzanine Note represent the right to buy approximately 504,902 shares of Alion common stock at an exercise price of $10.00 per share. These warrants are exercisable until December 20, 2008 and contain a put right giving the holder the right to require the Company to purchase the warrants back at the then-current fair value of the Company’s common stock, minus the warrants’ exercise price. The put right can be exercised within thirty days after a change in control, or within thirty days prior to December 20, 2008 if the ESOP is no longer in existence or a public market price exists for the Company’s common stock (or within thirty days after delivery to the current holders of an appraisal of the per share value of the Company’s common stock as of September 30, 2008, if the ESOP still exists and no public market price exists for the Company’s common stock). Although the Mezzanine Note was redeemed on October 1, 2004, the detachable warrants remain outstanding.
      As of December 31, 2005, outstanding warrants associated with the Subordinated Note represent the right to buy approximately 1,080,437 shares of Alion common stock at an exercise price of $10.00 per share. These warrants are exercisable until December 20, 2010 and also contain a put right giving the holder the right to require the Company to purchase the warrants back at the then-current fair value of the Company’s common stock, minus the warrants’ exercise price. This put right applies to up to 50% of these warrants within thirty days prior to December 20, 2009 if the ESOP is no longer in existence or a public market price exists for the Company’s common stock (or within thirty days after delivery to the warrant holders of an appraisal of the per share value of the Company’s common stock as of September 30, 2009, if the ESOP still exists and no public market price exists for its common stock), and up to 100% of these warrants within thirty days prior to December 20, 2010 if the ESOP is no longer in existence or a public market price exists for the Company’s common stock (or within thirty days after delivery to the warrant holders of an appraisal of the per share value of its common stock as of September 30, 2010, if the ESOP still exists and no public market value exists for its common stock).
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
      During the remainder of fiscal year 2006 and the next four fiscal years, at a minimum, we expect that we will have to make the estimated interest and principal payments set forth below.

	5-Fiscal Year Period

	2006*	2007	2008	2009	2010

	($ In thousands)
Bank revolving credit facility

- Interest(1)	$112	$150	$150	$150	$—
Senior Secured Term B Loan

- Interest(2)	7,494	9,876	9,913	5,108	—

- Principal(3)	1,080	1,440	1,440	138,600	—
Subordinated note

- Interest(4)	—	—	—	6,384	3,192

- Principal(4)	—	—	—	27,132	27,132

Total cash — Pay interest	7,606	10,026	10,063	11,642	—

Total cash — Pay principal	1,080	1,440	1,440	163,932	27,132

Total	$8,686	$11,466	$11,503	$175,574	$30,324

*	Estimated interest expense for the remainder of fiscal 2006

(1)	We anticipate accessing, from time to time, our $30.0 million bank revolving credit facility to finance our ongoing working capital needs. The term of the revolving credit facility is five years. For the fiscal years 2006 through 2009, we anticipate the balance drawn on the revolving credit facility to be minimal. The interest expense value includes an estimate for the unused balance fee on the $30.0 million revolving credit facility.

(2)	The projected average annual balance which we estimate will be drawn under the Senior Secured Term B Loan is as follows: $141.3 million, $140.0 million, $138.6 million, and $69.5 million for the remainder of fiscal year 2006 and for fiscal years ending September 30, 2007, 2008, and 2009, respectively. Given the structure of the Term B senior credit facility, the Company expects that it will need to refinance the Term B Senior Credit Facility before the end of fiscal year 2008 and, therefore, interest expense would continue at levels similar to those set forth for prior years. Based on an estimated LIBOR rate plus the CSFB Eurodollar spread, the effective annual interest rate for the remainder of fiscal year 2006 and for fiscal years 2007, 2008, and 2009 is estimated to be approximately 7.2%, 7.1%, 7.2%, and 7.4%, respectively. The effective interest rate takes into account the interest rate cap agreements which limit the interest rate we will pay on a portion, but not all, of the outstanding principal balance of the Term B Senior Credit Facility. The current cap agreements expire in September 2007. Outstanding principal balances not under the cap agreements have interest expense based on the Eurodollar rate. The term of the Senior Secured Term B Loan is five years. The approximate impact of a 1% increase in the interest rate, as applied to principal balances drawn under the Senior Secured Term B Loan not covered by the current interest rate cap agreements would be $0.6 million, $0.8 million, $1.4 million, and $0.7 million for the remainder of fiscal year 2006 and for fiscal years ending September 30, 2007, 2008, and 2009, respectively. The estimated interest expense value includes an estimate for the commitment fee on the Senior Secured Term B Loan.

(3)	The Term B senior credit facility requires us to repay 1 percent of the principal balance outstanding under the senior term loan during the first four years (i.e. fiscal years 2005 through 2008) of its term and 96 percent of the principal balance outstanding during the fifth and final year (i.e. 2009) of the term. The table reflects the balance drawn of $142.6 as of December 31, 2005, resulting in expected annual principal payments of approximately $1.1 million for the remainder of fiscal year 2006 and $1.4 million in each of fiscal years 2007, and 2008. During the fifth year, or 2009, we are scheduled to pay principal in the amount of $138.6 million. The Term B Senior Credit Facility also requires us to make mandatory prepayments of principal depending upon whether we generate certain excess cash flow in a given fiscal year, we issue certain equity, we issue or incur certain debt or we sell certain assets. As of December 31, 2005, no mandatory prepayments are due.

(4)	Interest expense on the subordinated note during the four fiscal years from 2005 to 2008 is 6% simple interest, paid-in-kind by the issuance of the PIK notes. These interest amounts accrue to principal increasing the principal value of the subordinated note. PIK notes do not bear interest. Interest obligations paid by issuance of the PIK notes will not be compounded. In the years 2005 through 2008, the PIK interest on the Subordinated Note will be approximately $2.4 million in each year. During the eight-year term of the Subordinated Note, approximately $14.2 million of principal accretes to the note through the PIK notes. These amounts are included in the principal payments in fiscal years 2009 and 2010. In years 2009 and 2010, interest will be 16% paid quarterly in cash on the original principal of $39.9 million. The principal, together with the outstanding balance of the PIK notes, will be paid in equal amounts at the end of fiscal years 2009 and 2010.

Other Obligations

Earn-outs
      AB Technologies Inc. — The Company had a maximum earn-out payment obligation of $11.5 million to the former shareholders of AB Tech arising from IITRI’s acquisition of their company. The earn out arrangement applied to results of certain operations for part of fiscal year 2000, all of fiscal years 2001 through 2004, and part of fiscal year 2005. As of December 31, 2005, the Company has recorded the maximum earn-out obligation of $11.5 million.
      On July 22, 2005, the Company settled the ongoing dispute between the Company and the shareholders of AB Tech. The Company paid approximately $10.0 million to the former shareholders of AB Tech and has a remaining obligation to pay $0.7 million to the former shareholders of AB Tech within fifteen days following the date that the Company’s fiscal 2005 year-end audited financial statement report by the Company’s auditor is issued and made publicly available by the Company.
      CATI — The earn out is based on the performance of the business units that formerly comprised CATI. The Company has a maximum earn-out payment provision not-to-exceed a cumulative amount of $9.0 million based on attaining certain cumulative revenue goals for fiscal years 2005, 2006, and 2007, and a second earn-out provision not-to-exceed $1.5 million for attaining certain revenue goals in the commercial aviation industry. As of December 31, 2005, no earn-out obligations have been recorded for fiscal year 2006. The obligation continues through February 25, 2007.

      ITSC — The earn out is based on a portion of the gross revenue of the business units that formerly comprised ITSC for fiscal years 2004 and 2005. The Company had a maximum remaining earn-out obligation not-to-exceed $2.5 million. As of December 31, 2005, approximately $1.8 million of earn-out has been recorded from the date of the acquisition, all of it in fiscal year 2005. Earn out is based on the performance of the business units that formerly comprised ITSC.

Lease Payments
      The Company’s remaining minimum lease payment obligations under non-cancelable operating leases for the remainder of fiscal year 2006 and for fiscal years ending 2007, 2008, 2009, and 2010 are $13.7 million, $15.3 million, $14.0 million, $10.9 million, and $6.7 million, respectively. The remaining aggregate obligations on these leases thereafter are approximately $4.1 million. Commercial facility lease expenses are included in these amounts. These commercial facility lease obligations are currently reimbursable costs under the Company’s government contracts.
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
      As of December 31, 2005, the Company has spent a cumulative total of $17.5 million to repurchase shares of its common stock from the Trust to satisfy obligations under the KSOP to terminated employees.

	Number of Shares		Total Value
Date	Repurchased	Share Price	Purchased

June 2003	5,248	$11.13	$58,412

July 2003	2,696	$11.13	$30,000

December 2003	50,031	$14.71	$735,956

May 2004	117	$16.56	$1,945

June 2004	727	$16.56	$12,039

June 2004	743	$16.56	$12,297

July 2004	48,309	$16.56	$799,997

December 2004	46,816	$19.94	$933,505

March 2005	5,691	$19.94	$113,486

June 2005	45,846	$29.81	$1,366,674

August 2005	1,090	$33.78	$36,803

September 2005	170,657	$33.78	$5,764,784

December 2005	211,537	$35.89	$7,592,079
      The Company believes that cash flow from operations and cash available under its revolving credit facility will provide it with sufficient capital to fulfill its current business plan and to fund its working capital needs for at least the next 33 months. Although the Company expects to have positive cash flow from operations, it will need to generate significant additional revenues beyond its current revenue base and to earn net income in order to repay principal and interest on the indebtedness it assumed under the new Term B Senior Credit Facility and the remaining outstanding indebtedness it incurred to fund the Transaction.
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
Interest rate risk
      The Company’s exposure to interest rate risk is primarily due to the debt it incurred to finance the Transaction and the subsequent refinancing of a portion of that debt in August 2004 and additional financing undertaken by the Company in October 2004 and April 2005. The Subordinated Note has a stated fixed interest rate, and therefore presents no risk of change to interest charges as a result of an increase in market interest rates. The balance drawn under the $30.0 million senior revolving credit facility bears interest at variable rates based on CSFB’s prime rate plus a maximum spread of 175 basis points. The balance on the Senior Secured Term B Loan bears interest at variable rates tied to the Eurodollar rate. Such variable rates increase the risk that interest charges will increase materially if market interest rates increase. The Company has reduced, in part, the maximum total amount of variable interest rate risk on the Senior Secured Term B Loan by entering into two interest rate cap agreements that cover the first $65.0 million of principal borrowed (which balance declines over time). Under the first cap agreement, in exchange for our payment to a senior lender of approximately $0.3 million, our maximum effective rate of interest payable with regard to an approximately $37.0 million portion of the outstanding principal balance of the Senior Secured Term B Loan will not exceed 6.64 percent. (i.e., LIBOR 3.89 percent cap plus maximum 2.75 percent Eurodollar spread) for the period September 30, 2004 through September 29, 2005 and is not to exceed 6.91 percent (i.e., LIBOR 4.66 percent cap plus 2.25 percent maximum Eurodollar spread) for the period September 30, 2005 through September 29, 2007. Under the second cap agreement, in exchange for our payment to a senior lender of approximately $0.1 million, our maximum effective interest rate payable with regard to an approximately $28.0 million additional portion of the outstanding principal balance under the Senior Secured Term B Loan will not exceed 7.25% (i.e., LIBOR 5.0 percent cap plus maximum 2.25 percent Eurodollar spread) through the date of termination of the second interest rate cap agreement on September 30, 2007. The remaining outstanding aggregate balance under the Term B Senior Credit Facility over $65.0 million, which was approximately $77.6 million as of December 31, 2005, is not subject to any interest cap rate cap agreements or arrangements. For a description of the existing interest rate cap arrangements, refer to “Discussion of Debt Structure” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
      The approximate impact of a 1% increase in the interest rate, as applied to principal balances drawn under the Senior Secured Term B Credit Facility that are not covered by the current interest rate cap agreement, would be approximately $0.6 million, $0.8 million, $1.4 million, and $0.7 million for the remainder of fiscal year 2006 and for fiscal years ending September 30, 2007, 2008, and 2009, respectively.
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
Risk associated with the value of Alion common stock
      The Company has exposure to change in the fair market value of Alion’s common stock as the economic basis for the estimate of contingent obligations relating to, among other things:

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
      On July 22, 2005, the Company settled the dispute with the Former Owners. Under the terms of the settlement, the Company paid $3.4 million to the Former Owners, and has a remaining obligation to pay $0.7 million to the Former Owners within fifteen days following the date that the Company’s fiscal 2005 year-end audited financial statement report by the Company’s auditor is issued and made publicly available by the Company. The obligation of $0.7 million was paid on February 10, 2006.
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
      As a government contractor, the Company may be subject from time to time to federal government inquiries relating to its operations and audits by the Defense Contract Audit Agency. Contractors found to have violated the False Claims Act, or which are indicted or convicted of violations of other federal laws, may be suspended or debarred from federal government contracting for some period. Such an event could also result in fines or penalties. Given the Company’s dependence on federal government contracts.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      None, other than sales of securities already reported by the Company in current reports on Form 8-K.

Item 3.	Defaults Upon Senior Securities
      None.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.

Item 5.	Other Information

Item 6.	Exhibits

Exhibit No.	Description

2.1	Stock Purchase Agreement by and among Identix Public Sector, Inc. Identix Incorporated and Alion Science and Technology Corporation, dated February 13, 2004.(4)
3.1	Third Amended and Restated Certificate of Incorporation of Alion Science and Technology Corporation.(16)
3.2	Amended and Restated By-laws of Alion Science and Technology Corporation.(18)
4.1	Amended and Restated Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(1)
4.2	First Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(2)
4.3	Second Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(3)
4.4	Third Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(3)
4.5	Fourth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(3)
4.6	Fifth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(5)
4.7	Sixth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(5)
4.8	Seventh Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(5)
4.9	Eighth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(5)
4.10	Ninth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(9)
4.11	Tenth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(18)
4.12	Eleventh Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(18)
10.5	Seller Note Securities Purchase Agreement by and between IITRI and Alion Science and Technology Corporation.(2)
10.8	Rights Agreement.(2)
10.9	First Amendment to The Alion Science and Technology Corporation 2002 Stock Appreciation Rights Plan.(3)*

Exhibit No.	Description

10.14	Employment Agreement between Alion Science and Technology Corporation and Bahman Atefi.(2)*
10.15	Employment Agreement between Alion Science and Technology Corporation and Stacy Mendler.(2)*
10.16	Employment Agreement between Alion Science and Technology Corporation and Randy Crawford.(2)*
10.17	Employment Agreement between Alion Science and Technology Corporation and Barry Watson.(2)*
10.18	Employment Agreement between Alion Science and Technology Corporation and John Hughes.(2)*
10.23	Alion Executive Deferred Compensation Plan.(2)*
10.24	Alion Director Deferred Compensation Plan.(2)*
10.25	First Amendment to The Alion Science and Technology Corporation Director Deferred Compensation Plan.(3)*
10.26	Alion Science and Technology Corporation Phantom Stock Plan.(2)*
10.27	First Amendment to The Alion Science and Technology Corporation Employee Phantom Stock Plan.(9)*
10.29	First Amendment to the Credit Agreement by and among LaSalle Bank National Association as agent, various lenders and Alion Science and Technology Corporation.(6)
10.30	Second Amendment to the Credit Agreement by and among LaSalle Bank National Association as agent, various lenders and Alion Science and Technology Corporation.(8)
10.31	Agreement between Alion Science and Technology Corporation and James Fontana.(8)*
10.32	Employment Agreement between Alion Science and Technology Corporation and Leroy R. Goff III.(8)*
10.33	Third Amendment to the Credit Agreement by and among LaSalle Bank National Association as agent, various lenders and Alion Science and Technology Corporation.(7)
10.34	Addendum to Employment Agreement between Alion Science and Technology Corporation and James Fontana.(7)*
10.35	Second Amendment to the Alion Science and Technology Corporation Phantom Stock Plan.(7)*
10.36	Senior Secured Credit facility that includes a revolving credit facility and Term B note, by and among Credit Suisse First Boston as arranger, various lenders, and Alion Science and Technology Corporation.(9)
10.37	First Amendment to the Mezzanine Warrant Agreement.(9)
10.38	First Amendment to the Seller Warrant Agreement.(9)
10.39	First Amendment to the Alion Mezzanine Warrant Agreement between Alion Science and Technology Corporation, Alion Science and Technology Corporation Employee Ownership, Savings and Investment Trust, and Bahman Atefi.(9)*
10.40	Third Amendment to the Alion Science and Technology Corporation Phantom Stock Plan.(10)*
10.41	Alion Science and Technology Corporation Performance Shares and Retention Phantom Stock Plan. (10)*
10.42	Second Amendment to the Alion Science and Technology Corporation 2002 Stock Appreciation Rights Plan. (10)*
10.43	Alion Science and Technology Corporation 2004 Stock Appreciation Rights Plan. (10)*
10.44	Second Amendment to the Alion Science and Technology Corporation Directors’ Deferred Compensation Plan. (10)*
10.45	Second Amendment to the Alion Science and Technology Corporation Executive Deferred Compensation Plan. (10)*
10.46	Second Amendment to the Seller Warrant Agreement.(10)

Exhibit No.	Description

10.47	Second Amendment to the Mezzanine Warrant Agreement.(10)
10.48	Second Amendment to the Alion Mezzanine Warrant Agreement between Alion Science and Technology Corporation, Alion Science and Technology Corporation Employee Ownership, Savings and Investment Trust, and Bahman Atefi.(10)
10.49	Commitment letter by and between Alion Science and Technologies, Inc. and Credit Suisse First Boston for the $72 million Term Loan Facility, for Amendment One to existing Term Loan Facility. (11)
10.50	Third Amendment to the Seller Warrant Agreement.(12)
10.51	Third Amendment to Mezzanine Warrant Agreement.(12)
10.52	Third Amendment to the Alion Mezzanine Warrant Agreement between Alion Science and Technology Corporation, Alion Science and Technology Corporation Employee Ownership, Savings and Investment Trust, and Bahman Atefi.(12)
10.53	Stock Purchase Agreement by and among Alion Science and Technology, Inc, John J. Mc Mullen Associates, Inc., Marshall and Ilsley Trust Company, N.A. as Trustee to the John J. McMullen, Inc. Employee Stock Ownership Trust and P. Thomas Diamant, Anthony Serro, and David Hanafourde.(13)
10.54	Incremental Term Loan Assumption Agreement and Amendment Number One to existing Term Loan Facility with Credit Suisse First.(14)
10.55	Employment Agreement between Alion Science and Technology, Inc. and Anthony Serro. (15)*
10.56	Employment Agreement between Alion Science and Technology, Inc. and P. Thomas Diamant. (15)*
10.57	Alion Science and Technology Corporation Board of Directors Phantom Stock Plan. (16)*
10.58	Amended and Restated Alion Science and Technology Corporation Phantom Stock Plan. (16)*
10.59	Amended and Restated Alion Science and Technology Corporation Performance Shares and Retention Phantom Stock Plan. (16)*
10.60	Amended and Restated Alion Science and Technology Corporation 2002 Stock Appreciation Rights Plan. (16)*
10.61	Amended and Restated Alion Science and Technology Corporation 2004 Stock Appreciation Rights Plan. (16)*
10.62	Amended and Restated Alion Science and Technology Corporation Executive Deferred Compensation Plan. (16)*
10.63	Amended and Restated Alion Science and Technology Corporation Director Deferred Compensation Plan. (16)*
21	Subsidiaries of Alion Science and Technology Corporation:(i) Human Factors Applications, Inc., incorporated in the Commonwealth of Pennsylvania, (ii) Innovative Technology Solutions Corporation, incorporated in the State of New Mexico, (iii) Alion-IPS Corporation, incorporated in the Commonwealth of Virginia, (iv) Alion-METI Corporation, incorporated in the Commonwealth of Virginia, (v) Alion-CATI Corporation, incorporated in the State of California, (vi) Alion-JJMA Corporation, incorporated in the State of New York, (vii) Alion Technical Services Corporation, incorporated in the Commonwealth of Virginia, (viii) Alion Canada (U.S.), Inc., incorporated in the State of Delaware, and (ix) Alion Science and Technology (Canada) Corporation, incorporated in the Province of Nova Scotia, are wholly-owned (either directly or indirectly) by Alion Science and Technology Corporation.
31.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation pursuant to 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

Exhibit No.	Description

32.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Pre-Effective Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 7, 2002 (File no. 333-89756).

(2)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Post-Effective Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 24, 2003 (File no. 333-89756).

(3)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarterly period ended July 4, 2003, filed with the Securities and Exchange Commission on August 15, 2003 (File no. 333-89756).

(4)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Company’s current report on Form 8-K/A, filed with the Securities and Exchange Commission on March 5, 2004 (File no. 333-89756).

(5)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 28, 2004 (File no. 333-89756).

(6)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarterly period ended December 31, 2003, filed with the Securities and Exchange Commission on February 17, 2004 (File no. 333-89756).

(7)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2004, filed with the Securities and Exchange Commission on August 13, 2004 (File no. 333-89756).

(8)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2004, filed with the Securities and Exchange Commission on May 17, 2004 (File no. 333-89756).

(9)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2004, filed with the Securities and Exchange Commission on December 28, 2004 (File no. 333-89756).

(10)	Company’s Post-effective Amendment No. 5 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 24, 2005 (File no. 333-89756).

(11)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 9, 2005 (File no. 333-89756).

(12)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 14, 2005 (File no. 333-89756).

(13)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 6, 2005 (File no. 333-89756).

(14)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 6, 2005 (File no. 333-89756).

(15)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 7, 2005 (File no. 333-89756).

(16)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2005, filed with the Securities and Exchange Commission on May 13, 2005 (File no. 333-89756).

(17)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 2, 2005, 2005 (File no. 333-89756).

(18)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2004, filed with the Securities and Exchange Commission on January 31, 2005 (File no. 333-89756).

*	Denotes management contract and/or compensatory plan/arrangement.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alion Science and Technology Corporation

By:	/s/ John M. Hughes

Name: John M. Hughes

Title:	Chief Financial Officer

(Principal Financial and Accounting Officer and Duly Authorized Officer)
Date: February 14, 2006