Form 10-Q
period 2006-03-31
ALION SCIENCE & TECHNOLOGY CORP
filed 2006-05-15
CIK 1166568

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006.

Commission File Number 333-89756

Alion Science and Technology Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation of Organization)	54-2061691 (I.R.S. Employer Identification No.)

10 West 35th Street Chicago, IL 60616 (312) 567-4000	1750 Tysons Boulevard, Suite 1300 McLean, VA 22102 (703) 918-4480
(Address, including Zip Code and Telephone Number with
Area Code, of Principal Executive Offices)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes     ☐ No

Indicate by check mark whether the registrant is a Large Accelerated Filer        an Accelerated Filer        or a Non-Accelerated Filer   X   (as defined in Rule 12b-2 of the Exchange Act).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☑ No

The number of shares outstanding of Alion Science and Technology Corporation common stock as of March 31, 2006, was: Common Stock 5,195,271

ALION SCIENCE AND TECHNOLOGY CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2006

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

ALION SCIENCE AND TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS
As of March 31, 2006 (Unaudited) and September 30, 2005

	March 31,	September 30,
	2006	2005
	(In thousands, except share and per share information)

Current assets:
Cash and cash equivalents	$5,380	$37,778
Accounts receivable, less allowance of $3,715 and $3,539 at March 31, 2006 and September 30, 2005, respectively	104,475	80,898
Stock subscriptions receivable	5,637	1,733
Prepaid expenses	2,878	1,944
Other current assets	3,064	2,802

Total current assets	121,434	125,155
Property, plant and equipment, net	13,214	11,174
Intangible assets, net	26,666	30,198
Goodwill	199,253	163,419
Other assets	2,116	1,860
Deferred compensation assets	2,496	2,443

Total assets	$365,179	$334,249

Current liabilities:
Notes payable to bank	$10,000	$—
Current portion, Term B Senior Credit Facility note payable	1,698	1,404
Current portion, Acquisition obligations	7,889	3,616
Trade accounts payable and accrued liabilities	33,650	27,312
Accrued payroll and related liabilities	28,795	29,161
ESOP liability	4	274
Current portion of accrued loss on operating leases	1,007	1,054
Billings in excess of costs and estimated earnings on uncompleted contracts	1,960	2,559

Total current liabilities	85,003	65,380
Acquisition obligations, excluding current portion	3,505	7,100
Term B Senior Credit Facility note payable, excluding current portion	168,038	137,945
Subordinated note payable	44,883	42,888
Deferred compensation liabilities	3,243	2,465
Accrued compensation, excluding current portion	8,274	6,356
Accrued postretirement benefit obligations	3,507	3,357
Non-current portion of lease obligations	3,930	3,694
Redeemable common stock warrants	31,180	44,590

Total liabilities	351,563	313,775
Shareholder’s equity, subject to redemption:
Common stock (subject to redemption), $0.01 par value, 8,000,000 shares authorized; 5,195,271 shares and 5,149,840 shares issued, and 5,195,271 shares and 5,149,840 shares outstanding at March 31, 2006 and September 30, 2005, respectively	52	51
Additional paid-in capital	90,318	88,479
Accumulated deficit	(76,754)	(68,056)

Total shareholder’s equity, subject to redemption	13,616	20,474

Total liabilities and shareholder’s equity, subject to redemption	$365,179	$334,249

See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Quarters Ended March 31, 2006 and 2005 and
For the Six Months Ended March 31, 2006 and 2005

	Quarter	Quarter	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2006	2005	2006	2005
	(In thousands, except share and per share information) (Unaudited)

Contract revenue	$111,189	$80,691	$212,478	$149,912
Direct contract expense	81,047	59,445	157,352	109,637

Gross profit	30,142	21,246	55,126	40,275

Operating expenses:
Indirect contract expense	6,803	4,650	12,158	9,129
Research and development	525	184	770	271
General and administrative	11,555	7,689	21,158	14,398
Rental and occupancy expense	5,096	2,508	10,053	4,952
Depreciation and amortization	2,401	3,771	7,191	7,259
Stock-based compensation(1)	2,266	3,745	5,022	4,202
Bad debt expense	109	123	215	415

Total operating expenses	28,755	22,670	56,567	40,626

Operating income (loss)	1,387	(1,424)	(1,441)	(351)
Other income (expense):
Interest income	89	37	461	56
Interest expense	(2,472)	(15,891)	(7,917)	(22,885)
Other	76	(88)	216	(99)

Loss before income taxes	(920)	(17,366)	(8,681)	(23,279)
Income tax expense	—	—	(19)	(51)

Net loss	$(920)	$(17,366)	$(8,700)	$(23,330)

Basic and diluted loss per share	$(0.19)	$(5.21)	$(1.73)	$(6.96)

Basic and diluted weighted average common shares outstanding	4,944,448	3,331,415	5,035,835	3,350,205

(1) Stock-based compensation is a separately reported component of general and administrative expense.

See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended March 31, 2006 and 2005

	Six Months Ended March 31,
	2006	2005
	(In thousands) (Unaudited)

Cash flows from operating activities:
Net loss	$(8,700)	$(23,330)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,191	7,257
Accretion of debt to face value	373	2,614
Amortization of debt issuance costs	660	341
Decrease in value of interest rate cap agreement	(128)	(24)
Change in fair value of redeemable common stock warrants	233	14,814
Stock-based compensation	5,022	4,201
Gain on disposal of assets	(1)	—
Gain on investments, net	(48)	(19)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(16,776)	6,980
Other assets	(1,074)	(775)
Trade accounts payable and accruals	2,098	5,188
Other liabilities	1,019	1,593

Net cash provided by (used in) operating activities	(10,131)	18,840
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(38,926)	(17,054)
Capital expenditures	(2,276)	(1,114)
Purchase of investment securities	(1,250)	(1,527)

Net cash used in investing activities	(42,452)	(19,695)
Cash flows from financing activities:
Proceeds from Term B Senior Credit Facility note payable	32,000	22,000
Payment of debt issuance costs	(1,553)	(58)
Repayment of Term B Credit Facility note payable	(720)	(360)
Repayment of mezzanine note payable	—	(20,201)
Repayment of mezzanine note warrants	(13,643)	—
Payment of agreements with officers	—	(1,823)
Borrowings under revolving credit facility	10,000	—
Purchase of shares of common stock from ESOP Trust	(7,592)	(931)
Cash received from issuance of common stock to Trust	1,693	—

Net cash provided by (used in) financing activities	20,185	(1,373)
Net decrease in cash	(32,398)	(2,228)
Cash and cash equivalents at beginning of period	37,778	4,717

Cash and cash equivalents at end of period	$5,380	$2,489

Supplemental disclosure of cash flow information:
Cash paid for interest	4,989	4,955
Cash paid for taxes	90	101
Non-cash financing activities:
Common stock issued to ESOP Trust in satisfaction of employer contribution liability	3,628	2,460

See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY

NOTES TO FINANCIAL STATEMENTS

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

The consolidated financial statements are prepared on the accrual basis of accounting and include the accounts of Alion and its wholly-owned subsidiaries from the date of acquisition:

•	Human Factors Application, Inc. (HFA), acquired in the Transaction,

•	Innovative Technology Solution Corporation (ITSC) and Alion — IPS Corporation (IPS), which were acquired during the fiscal year ended September 30, 2004,

•	Alion — METI Corporation (METI), Alion — CATI Corporation (CATI), Alion Canada (U.S.), Inc., Alion Science and Technology (Canada) Corporation, and Alion — JJMA Corporation (JJMA), acquired or established during the fiscal year ended September 30, 2005, and

•	Alion — BMH Corporation (BMH) and Washington Consulting, Inc. (WCI), acquired February 13, 2006.

All significant intercompany accounts have been eliminated in consolidation.

Fiscal and Quarter Periods

The Company’s fiscal year ends on September 30. The Company operates based on a three-month quarter, four-quarter fiscal year. Quarter end dates: December 31, March 31, June 30, and September 30.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of financial statements and operating results reported for a given period. Actual results are likely to differ from those estimates; however, we do not believe such differences will materially affect the Company’s financial position, results of operations, or cash flows.

ALION SCIENCE AND TECHNOLOGY

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Contract costs on federal government contracts are subject to audit by the federal government and adjustment pursuant to negotiations between the Company and government representatives. The government considers Alion to be a major contractor and maintains an office on site to perform its various audits throughout the year. All of the Company’s federal government contract indirect costs have been audited through fiscal year 2004. Indirect rates have been negotiated through fiscal year 2001. The Company submitted its fiscal year 2005 indirect expense rates to the government on March 29, 2006. Contract revenue on federal government contracts has been recorded in amounts that are expected to be realized upon final settlement.

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

Software revenue is generated from licensing software and providing services. In general, professional services are considered essential to the functionality of the solution sold and revenue is recognized on the percentage of completion method, as prescribed by AICPA SOP 81-1, Accounting for Performance on Construction-Type and Certain Production-Type Contracts.

Income Taxes

The Company is an S corporation under the provisions of the Internal Revenue Code of 1986, as amended. For federal and certain state income tax purposes, the Company is not subject to tax on its income. All the Company’s income is allocated to its sole shareholder, the Alion Science and Technology Corporation Employee Stock

ALION SCIENCE AND TECHNOLOGY

NOTES TO FINANCIAL STATEMENTS — (Continued)

Ownership, Savings and Investment Trust (the Trust). The Company may be subject to state income taxes in those states that do not recognize S corporations and to additional types of taxes including franchise and business taxes. All of the Company’s wholly-owned subsidiaries are qualified subchapter S or disregarded entities which, for federal income tax purposes, are not treated as separate corporations.

Accounts Receivable and Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts

Accounts receivable include billed accounts receivable, amounts currently billable and costs and estimated earnings in excess of billings on uncompleted contracts that represent accumulated project expenses and fees which have not been billed or are not currently billable as of the date of the consolidated balance sheet. The costs and estimated earnings in excess of billings on uncompleted contracts are stated at estimated realizable value and aggregated $31.6 million and $19.3 million at March 31, 2006 and September 30, 2005, respectively. Costs and estimated earnings in excess of billings on uncompleted contracts at March 31, 2006 include $5.7 million related to costs incurred on projects for which the Company has been requested by the customer to begin work under a new contract or extend work under an existing contract, but for which formal contracts or contract modifications have not been executed. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable losses in the Company’s existing billed and unbilled accounts receivable. The Company determines the allowance using specific identification and historical write-off experience based on the age of the population.

Billings in excess of costs and estimated earnings and advance collections from customers represent amounts received from or billed to commercial customers in excess of project revenue recognized to date.

Goodwill and Other Intangibles

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, which prohibits amortizing goodwill. SFAS 142 requires the Company to review goodwill at least annually for impairment or if events or changes in circumstances indicate the asset might be impaired. The Company performs this review at the end of each fiscal year. An impairment loss is to be recognized to the extent that goodwill exceeds fair value. The Company estimates fair value by comparing the carrying amount of goodwill to an estimate of the fair value of Alion common stock based on a valuation performed by an independent third-party firm. If the carrying amount exceeds fair value, an impairment loss is recognized for any excess of recorded goodwill over its implied fair value as determined by allocating fair value similar to a purchase price allocation, under SFAS No. 141, Business Combinations. For the fiscal year ended September 30, 2005, the Company concluded that no goodwill impairment existed as of September 30, 2005. Intangible assets are amortized over their estimated useful lives of generally one to thirteen years primarily using the straight-line method.

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

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate fair value. It is impracticable for the Company to estimate the fair value of its subordinated debt because the only market for this financial instrument consists of principal to principal transactions. For all of the following items, the fair value is not materially different than the carrying value.

ALION SCIENCE AND TECHNOLOGY

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Interest rate caps

The fair value of the Company’s financial instruments is estimated based on current rates offered to the Company for contracts with similar terms and maturities.

Redeemable common stock warrants

The Company uses an option pricing model to estimate the fair value of its redeemable common stock warrants.

(3)	Employee Stock Ownership Plan (ESOP) and Stock Ownership Trust

On December 19, 2001, the Company adopted the Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan (the Plan) and the Trust. The Plan, a tax qualified retirement plan, includes an ESOP component and a non-ESOP component. On August 9, 2005, the Internal Revenue Service issued a determination letter that the Trust and the Plan, as amended through the Ninth Amendment to the Plan, qualify under Sections 401(a) and 501(a) of the Internal Revenue Code of 1986 (the IRC), as amended. The Company believes that the Plan and Trust have been designed and are currently being operated in compliance with the applicable requirements of the IRC.

(4)	Postretirement Benefits

The Company sponsors a medical benefits plan providing certain medical, dental, and vision insurance benefits to eligible employees and former employees. The Company is self-insured and has a stop-loss limit under an insurance agreement.

The Company also provides postretirement medical benefits for employees who meet certain age and service requirements. Retiring employees may become eligible for those benefits at age 55 if they have 20 years of service, or at age 60 with 10 years of service. The plan provides benefits until age 65 and requires employees to pay one-quarter of their health care premiums. A small, closed group of employees is eligible for coverage after age 65. These retirees contribute a fixed portion of their health care premium. The estimated annual contribution to premiums from retirees is approximately $125,000.

There were no plan assets as of March 31, 2006 and September 30, 2005. The Company uses an October 1 measurement date.

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

ALION SCIENCE AND TECHNOLOGY

NOTES TO FINANCIAL STATEMENTS — (Continued)

cost in the Company’s financial statements do not reflect the effect of the Act. The Company has a small, closed group of retirees covered for medical benefits after age 65, thus the effect of the Act is not expected to be material.

(5)	Loss Per Share

Basic and diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding excluding the impact of warrants, phantom stock and stock appreciation rights described herein as this impact would be anti-dilutive for all periods presented.

(6)	Shareholder’s Equity, Subject to Redemption

The Company’s common stock is owned by the Trust. The Company provides a put option to any participant or beneficiary who receives a distribution of common stock which permits the participant or beneficiary to sell such common stock to the Company during certain periods, at the estimated fair value per share, which was $37.06 per share as of March 31, 2006. Accordingly, all of the Company’s equity is classified as subject to redemption in the accompanying consolidated balance sheets. The estimated fair value per share is determined based upon a valuation performed by an independent, third-party firm. The Company may allow the Trust to purchase shares of common stock tendered to the Company under the put option.

Certain participants have the right to sell the shares distributed from their accounts that were acquired on the closing date of the Transaction at a value per share equal to the greater of the original purchase price or the estimated fair value price per share of the common stock.

(7)	Goodwill and Intangible Assets

As of March 31, 2006, the Company has recorded goodwill of approximately $199.3 million. For the acquisitions completed during the previous twelve-month period ended March 31, 2006, the purchase price allocations are preliminary and subject to change based upon the completion of the valuation of certain intangible assets and other items.

As of March 31, 2006, the Company has recorded gross intangible assets of approximately $63.3 million and accumulated amortization of $36.6 million. As of March 31, 2006, the Company has recorded net intangible assets of approximately $26.7 million which were comprised primarily of contracts purchased in connection with the acquisitions of JJMA, IPS and METI and which consisted of the following:

		Accumulated
	Gross	Depreciation	Net
	(In millions)

Purchased contracts	$60.5	$36.3	$24.2
Internal use software and engineering designs	2.2	0.2	2.0
Non-compete agreements	0.7	0.2	0.5

Total	$63.4	$36.7	$26.7

The intangible assets have estimated useful lives of generally one to thirteen years and are being amortized primarily using the straight-line method. The weighted-average remaining amortization period of intangible assets was approximately four years at March 31, 2006. Amortization expense was approximately $3.5 million, and

ALION SCIENCE AND TECHNOLOGY

NOTES TO FINANCIAL STATEMENTS — (Continued)

$2.6 million for the quarters ended March 31, 2006 and 2005, respectively. Estimated aggregate amortization expense for the remainder of fiscal year 2006 and for each of the next five years and thereafter is as follows:

		(In millions)

For the remaining six months:	2006	$2.6
For the year ending September 30:	2007	5.3
	2008	4.9
	2009	4.6
	2010	4.6
	2011	1.0
	and thereafter	3.7

Total		$26.7

(8)	Long-Term Debt

To fund the Transaction described in Note 1, the Company entered into various debt agreements (Senior Credit Agreement, Mezzanine Note, and Subordinated Note) on December 20, 2002. On August 2, 2004, the Company entered into a new Term B senior secured credit facility (the Term B Senior Credit Facility) with a syndicate of financial institutions for which Credit Suisse (CS) serves as arranger, administrative agent and collateral agent, and for which LaSalle Bank National Association serves as syndication agent. On April 1, 2005, the Company entered into an incremental term loan facility and an amendment to the Term B Senior Credit Facility (Amendment One), which added $72 million in term loans to the Company’s total indebtedness under the Term B Senior Credit Facility. On March 24, 2006, the Company entered into a second incremental term loan facility and second amendment to the Term B Senior Credit Facility (Amendment Two), which increased the term loan commitment under the Term B Senior Credit Facility by $68.0 million, of which the Company had borrowed $32.0 million as of March 31, 2006. Amendment Two also increased the revolving credit commitment under the senior revolving credit facility from $30.0 million to $50.0 million.

The discussion below describes the Term B Senior Credit Facility, as modified by Amendments One and Two, and certain of the initial debt agreements (and other related instruments) used to finance the Transaction.

Term B Senior Credit Facility

The Term B Senior Credit Facility has a term expiring August 2, 2009 and consists of:

•	a senior term loan in the current approximate amount of $210.2 million including the incremental term loans of which approximately $174.2 million had been drawn down as of March 31, 2006;

•	a senior revolving credit facility, in the amount of $50.0 million, of which approximately $10.0 million was actually borrowed as of March 31, 2006 and approximately $2.6 million was deemed borrowed as of March 31, 2006, for letters of credit; and

•	An uncommitted incremental term loan “accordion” facility in the amount of $150.0 million in addition to the two incremental term loan facilities the Company entered into as of April 1, 2005 and March 24, 2006.

The Term B Senior Credit Facility requires the Company to repay 1 percent of the principal balance of the senior term loan during each of the first four years (fiscal years 2005 through 2008) of its term and 96 percent of the principal balance outstanding during the fifth and final year (2009) of the term. Until the quarter ended March 31, 2006, the Company was obligated to pay principal quarterly installments of $360,000 on the senior term loan. Beginning with the quarter ending June 30, 2006 and through the quarter ending September 30, 2008, the Company is currently obligated to pay quarterly principal installments of $435,500. On each of December 31, 2008, March 31, 2009, June 30, 2009 and August 2, 2009, the Company is obligated to pay principal installments of $42,461,250.

ALION SCIENCE AND TECHNOLOGY

NOTES TO FINANCIAL STATEMENTS — (Continued)

Under the senior revolving credit facility, the Company may request up to $5.0 million in letters of credit and may borrow up to $5.0 million in swing line loans for short-term borrowing needs. The Company must pay all principal obligations under the senior revolving credit facility in full no later than August 2, 2009.

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

If the Company borrows any additional term loans (including loans under the uncommitted incremental term loan “accordion” facility) and certain economic terms of the incremental term loan, such as applicable yields, maturity dates and average life to maturity, are more favorable to the new lenders than the comparable economic terms under the existing senior term loans, then the Term B Senior Credit Facility provides that the applicable interest rate spread will be adjusted upward if the yield payable under the incremental term loan exceeds the yield under the senior term loan by more than 50 basis points. As a result, if the Company borrows additional term loans, the Company’s borrowings under the existing senior term loans may become more expensive.

The Term B Senior Credit Facility requires that the Company’s existing subsidiaries and subsidiaries acquired during the term of the Term B Senior Credit Facility, other than certain insignificant subsidiaries, guarantee the Company’s Term B Senior Credit Facility obligations. The Term B Senior Credit Facility is guaranteed by HFA, CATI, METI, JJMA, BMH and WCI.

Use of Proceeds.  On August 2, 2004, the Company borrowed $50.0 million through the senior term loan under the Term B Senior Credit Facility and used approximately $47.2 million to retire its then outstanding senior term loan and revolving credit facility administered by LaSalle Bank including principal and accrued unpaid interest and paid approximately $3.3 million in transaction fees. In October 2004, the Company borrowed approximately $22.0 million of the senior term loan to retire our existing $19.6 million mezzanine note and to pay approximately $2.4 million in accrued unpaid interest and prepayment premium. On April 1, 2005, the Company borrowed $72.0 million in an incremental term loan under the Term B Senior Credit Facility. The Company used approximately $58.7 million of the incremental term loan proceeds to pay a portion of the JJMA acquisition price, and approximately $1.25 million to pay transaction fees associated with the incremental term loan. The Company used approximately $12.0 million to pay a portion of the BMH acquisition price. On March 24, 2006, the Company entered into Amendment Two which made available to the Company $68.0 million in additional incremental term loans, of which the Company had borrowed $32.0 million as of March 31, 2006. The Company used approximately $16.5 million of these incremental term loan proceeds to pay a portion of the WCI acquisition price, and approximately $13.6 million to redeem the mezzanine warrants held by IIT and Bahman Atefi, the Company’s Chief Executive Officer.

The Term B Senior Credit Facility permits the Company to use the remaining undrawn portion of the $68.0 million second incremental term loan facility to finance permitted acquisitions and for general corporate purposes, among other things.

ALION SCIENCE AND TECHNOLOGY

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Term B Senior Credit Facility permits the Company to use the remainder of its senior revolving credit facility for working capital needs, other general corporate purposes, and to finance permitted acquisitions. The Term B Senior Credit Facility permits the Company to use any proceeds from the uncommitted incremental term loan facility to finance permitted acquisitions and for any other purpose permitted by any future incremental term loan.

Security.  The Term B Senior Credit Facility is secured by a security interest in all of the Company’s current and future tangible and intangible property, as well as all of the current and future tangible and intangible property of the Company’s subsidiaries, HFA, CATI, METI, JJMA, BMH and WCI.

Interest and Fees.  Under the Term B Senior Credit Facility, the senior term loan and the senior revolving credit facility can each bear interest at either of two floating rates. The Company was entitled to elect that interest be payable on the Company’s $174.2 million senior term loan at an annual rate equal to either: 1) the prime rate charged by CS plus 150 basis points or, 2) the Eurodollar rate plus 250 basis points. The Company was also entitled to elect that interest be payable on the senior revolving credit facility at an annual rate dependent on the Company’s leverage ratio and whether the borrowing is a Eurodollar or an alternate base rate (ABR) borrowing. Under the Term B Senior Credit Facility, if the Company were to elect a Eurodollar borrowing under its senior revolving credit facility, interest would be payable at an annual rate equal to the Eurodollar rate plus additional basis points as reflected in the table below under the column “Eurodollar Spread” corresponding to the Company’s leverage ratio at the time. Under the Term B Senior Credit Facility, if the Company were to elect an ABR borrowing under its senior revolving credit facility, the Company may choose an alternate base interest rate based on CS’s prime rate or a federal funds effective rate, plus additional basis points reflected in the table below under the columns “Prime Rate ABR Spread” corresponding to the Company’s leverage ratio at the time.

	Eurodollar	Federal Funds	Prime Rate
	Spread	ABR Spread	ABR Spread
Leverage Ratio	(in basis points)	(in basis points)	(in basis points)

Category 1	275	225	175
Greater than or equal to 3.00 to 1.00
Category 2	250	200	150
Greater than or equal to 2.50 to 1.00 but less than 3.00 to 1.00
Category 3	225	175	125
Greater than or equal to 2.00 to 1.00 but less than 2.50 to 1.00
Category 4	200	150	100
Less than 2.00 to 1.00

On April 1, 2005, the Company elected to have the senior term loan bear interest at the Eurodollar rate and the senior revolving credit facility bear interest at the ABR rate based on CS’s prime rate. As of March 31, 2006, the Eurodollar rate on the senior term loan was 7.33 percent (4.83 percent plus 2.50 percent Eurodollar spread) and the ABR rate was 9.50 percent (7.75 percent plus 1.75 percent spread).

Under the Term B Senior Credit Facility, the Company is required to enter into an interest rate hedge agreement acceptable to CS to fix or cap the actual interest the Company will pay on no less than 40 percent of the Company’s long-term indebtedness.

On August 16, 2004, the Company entered into an interest rate cap agreement effective as of September 30, 2004 with one of its senior lenders. Under this agreement, the Company paid approximately $319,000 to fix the Company’s maximum effective rate of interest with regard to approximately $36.9 million in principal balance, declining over time, of the Term B Senior Credit Facility. The rate was not to exceed 6.64 percent (i.e., LIBOR 3.89 percent cap plus the 2.75 percent maximum Eurodollar spread effective at that time) from September 30, 2004

ALION SCIENCE AND TECHNOLOGY

NOTES TO FINANCIAL STATEMENTS — (Continued)

through September 29, 2005 and was not to exceed 7.41 percent (i.e., LIBOR 4.66 percent cap plus the 2.75 percent maximum Eurodollar spread effective at that time) from September 30, 2005 through September 30, 2007. The Company’s maximum effective rate under the first interest rate cap agreement has been reset and capped at a maximum interest rate of 7.16 percent (LIBOR 4.66 percent cap plus maximum 2.50 percent Eurodollar spread) pursuant to Amendment Two. As of March 31, 2006, the amount of the Company’s senior term loan hedged by this interest rate cap agreement was $64.9 million. The amount of the Company’s senior term loan hedged by this agreement will decrease quarterly by an amount ranging from approximately $100,000 to $150,000. For the period June 9, 2007 through September 30, 2007, the amount of the Company’s senior term loan hedged by this agreement will be $34,481,500.

On April 15, 2005, the Company entered into a second interest rate cap agreement which covers an additional $28.0 million of the Company’s long-term indebtedness. The interest on that portion of the Company’s long-term indebtedness is capped at 7.25 percent (LIBOR 5.00 percent cap plus 2.25 percent Eurodollar spread). For this second cap agreement, the Company paid a senior lender $117,000. The second interest rate cap agreement terminates on September 30, 2007. The Company’s maximum effective rate under the second interest rate cap agreement has been reset and capped at a maximum interest rate of 7.50 percent (LIBOR 5.00 percent plus 2.50 percent Eurodollar spread) pursuant to Amendment Two. As of March 31, 2006, approximately $64.9 million, or approximately 37.3 percent (See Note 17, “Subsequent Event”), of the $174.2 million drawn under the Term B Senior Credit Facility was at a capped interest rate. The maximum effective interest rate on the $64.9 million that is currently under cap agreements is approximately 7.31 percent. The remaining outstanding aggregate balance under the Term B Senior Credit Facility over $64.9 million, which was approximately $109.3 million as of March 31, 2006, is not subject to any interest rate cap.

Subject to certain conditions, the Company may convert a Eurodollar-based loan to a prime-rate based loan and the Company may convert a prime-rate based loan to a Eurodollar-based loan.

The Company is obligated to pay on a quarterly basis a commitment fee of 0.50 percent per annum on the daily unused amount in the preceding quarter of the unused portion of the senior term loan and the unused portion of the $50.0 million senior revolving credit facility.

For the six months ended March 31, 2006, the Company has paid a commitment fee of zero and approximately $0.06 million on the unused amounts of the senior term loan and senior revolving credit facility, respectively. As of March 31, 2006, the unused amounts of the senior term loan and senior revolving credit facility were $36.0 million and approximately $40.0 million, respectively.

Each time a letter of credit is issued on the Company’s behalf under the senior revolving credit facility, the Company is required to pay a fronting fee not in excess of 0.25 percent of the face amount of the letter of credit issued. In addition, the Company is required to pay quarterly in arrears a letter of credit fee based on the interest rate spread applicable to the revolving credit facility borrowing made to issue the letter of credit. The Company will also pay standard issuance and administrative fees specified from time to time by the bank issuing the letter of credit.

In addition to letter of credit fees, commitment fees and other fees payable under the Term B Senior Credit Facility, the Company is also required to pay an annual agent’s fee.

Financial Covenants.  The Term B Senior Credit Facility requires the Company to meet certain financial performance measures over the life of the facility. These measures are not considered to be measures of financial performance under U.S. generally accepted accounting principles (GAAP). These non-GAAP financial measures are used by our lenders in evaluating our leverage capacity, debt service ability and liquidity that result from the calculation of leverage ratio and interest coverage ratio and are required by the terms of the Term B Senior Credit Facility. As defined below, both the leverage ratio and interest coverage refer to the non-GAAP term “EBITDA” and the term “Consolidated EBITDA” as defined in the Term B Senior Credit Facility. The definition, calculation and reconciliation of the differences between these non-GAAP financial measures to the most comparable financial

ALION SCIENCE AND TECHNOLOGY

NOTES TO FINANCIAL STATEMENTS — (Continued)

measures calculated and presented in accordance with GAAP in this Form 10-Q are included in the schedules that follow.

a) Consolidated EBITDA — Definition

Consolidated EBITDA is defined in the Term B Senior Credit Facility as: (a) net income (or loss), as defined therein, plus (b) the following items, to the extent deducted from net income or included in the net loss, the sum of: (i) interest expense; (ii) provision for income taxes; (iii) depreciation and amortization, including amortization of other intangible assets; (iv) cash contributions to the ESOP in respect of the repurchase liability of the Company under the ESOP Plan; (v) any non-cash charges or expenses including (A) non-cash expenses associated with the recognition of the difference between the fair market value of the remaining outstanding Warrants (see Note 9 “Redeemable Common Stock Warrants”) and the exercise price of those Warrants (B) non-cash expenses with respect to the stock appreciation rights and phantom stock plans, and the remaining outstanding Warrants and accretion of those Warrants and (C) non-cash contributions to the ESOP, (vi) any extraordinary losses and (vii) any nonrecurring charges and adjustments by the third-party valuation firm that prepares valuation reports in connection with the ESOP, minus (c) without duplication, (i) all cash payments made on account of reserves, restructuring charges and other non-cash charges added to net income (or included in net loss) pursuant to clause (b)(v) above in a previous period and (ii) to the extent included in net income (or net loss), any extraordinary gains and all non-cash items of income, in accordance with GAAP.

In addition, the Term B Senior Credit Facility adjusts consolidated EBITDA for purposes of calculating compliance with certain financial covenants in the event that the Company acquires another business pursuant to pre-approved procedures and requirements which the Term B Senior Credit Facility refers to as a “Permitted Acquisition” and in cases where the Company sells certain significant assets. In those cases, consolidated EBITDA will be adjusted for a particular accounting period so that consolidated EBITDA takes into account the pro forma effect of such acquisition or asset sale as if it had taken place at the beginning of that particular accounting period.

Consolidated EBITDA has limitations as an analytical tool, and is not to be considered in isolation or as a substitute for analysis of our financial performance or liquidity as reported under GAAP. Some of these limitations are:

•	Consolidated EBITDA does not reflect the Company’s cash expenditures, or future requirements for capital expenditures or contractual commitments;

•	Consolidated EBITDA does not reflect changes in, or cash requirements for, the Company’s working capital needs;

•	Consolidated EBITDA does not reflect interest expense, or the cash requirements necessary to service interest or principal payments, on the Company’s debt; and

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Consolidated EBITDA does not reflect any cash requirements for such replacements.

ALION SCIENCE AND TECHNOLOGY

NOTES TO FINANCIAL STATEMENTS — (Continued)

The calculation and reconciliation to the most comparable financial measure calculated and presented in accordance with GAAP is included in the table below.

Alion Science and Technology Corporation
Non-GAAP Measures — EBITDA and Consolidated EBITDA
For the Twelve Months Ended March 31, 2006 and 2005

Calculation of EBITDA	2006	2005
	(Dollars in thousands) (Unaudited)

Net loss	$(25,603)	$(30,712)
Plus: Interest expense	23,729	32,763
Plus: Income tax expense	34	64
Plus: Depreciation and amortization expense	17,644	14,345

EBITDA	$15,805	$16,460

Calculation of Consolidated EBITDA	2006	2005

EBITDA	$15,805	$16,460
Plus: Cash contributions to ESOP in respect of the repurchase liability	4,760	—
Plus: Non-cash expenses with respect to the stock appreciation rights and phantom stock plans (Stock-based compensation less cash settlements)	11,449	5,806
Plus: Non-cash contributions to the ESOP (including Company 401-k match)	6,189	4,613
Plus: Any nonrecurring charges and adjustments by third-party valuation firm that prepares valuation reports in connection with the ESOP	8,986	1,841
Plus/Minus: Per the Term B Senior Credit Facility Agreement, the net adjustment to Consolidated EBITDA as of June 30, 2004		2,386
Plus: Acquisition-related pro forma adjustment to EBITDA attributable to the METI, CATI and JJMA acquisitions	3,900	—

Consolidated EBITDA	$51,088	$31,106

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

Period	Ratio

April 1, 2005 through March 23, 2006	3.75 to 1.00
March 24, 2006 through September 30, 2006	4.50 to 1.00
October 1, 2006 through September 30, 2007	3.75 to 1.00
October 1, 2007 through September 30, 2008	3.25 to 1.00
Thereafter	3.00 to 1.00

ALION SCIENCE AND TECHNOLOGY

NOTES TO FINANCIAL STATEMENTS — (Continued)

The calculation of the Company’s Leverage Ratio for the twelve months ended March 31, 2006 and 2005 is set forth in the table below.

Alion Science and Technology Corporation
Computation of Leverage Ratio
Under the Term B Senior Credit Facility
For the Twelve Months Ended March 31, 2006 and 2005

Numerator:	2006	2005
	(Dollars in thousands) (Unaudited)

Revolving credit facility	$10,000	$—
Term B Senior Credit facility debt outstanding, at face value	174,200	143,280

Total debt outstanding	$184,200	$143,280

Denominator:

Consolidated EBITDA (from Table A)	$51,088	31,106
Leverage ratio	3.61	4.61

Interest Coverage Ratio.  The Company’s interest coverage ratio is calculated by dividing the Company’s consolidated EBITDA, less amounts the Company spends attributable to property, plant, equipment and other fixed assets, by the Company’s consolidated interest expense. For each of the following time periods, we will be required to maintain a minimum interest coverage ratio not less than the following:

Period	Ratio

April 1, 2004 through September 30, 2005	3.75 to 1.00
October 1, 2005 through March 23, 2006	4.00 to 1.00
March 24, 2006 through September 30, 2006	3.00 to 1.00
October 1, 2006 through September 30, 2007	3.25 to 1.00
October 1, 2007 through September 30, 2008	3.50 to 1.00
Thereafter	4.00 to 1.00

ALION SCIENCE AND TECHNOLOGY

NOTES TO FINANCIAL STATEMENTS — (Continued)

The calculation of the Company’s Interest Coverage Ratio for the twelve months ended March 31, 2006 and 2005 is set forth in the table below.

Alion Science and Technology Corporation
Computation of Interest Coverage Ratio
Under the Term B Senior Credit Facility
For the Twelve Months Ended March 31, 2006 and 2005

Numerator:	2006	2005
	(Dollars in thousands) (Unaudited)

Consolidated EBITDA ( from Table A)	$51,088	$31,106
Less: Capital expenditures	5,000	27,151

Consolidated EBITDA less capital expenditures	$46,088	$27,141

Denominator:

Annual cash pay interest	$9,175	$4,378
Interest coverage ratio	5.02	6.20

The Term B Senior Credit Facility includes other covenants which, among other things, restrict the Company’s ability to do the following without the prior consent of syndicate bank members that have extended more than 50 percent or more of the aggregate amount of all loans then outstanding under the Term B Senior Credit Facility:

•	incur additional indebtedness other than permitted additional indebtedness;

•	consolidate, merge or sell all or substantially all of the Company’s assets;

•	make certain loans and investments including acquisitions of businesses, other than permitted acquisitions;

•	pay dividends or distributions other than distributions needed for the ESOP to satisfy its repurchase obligations and for certain payments required under the Company’s equity based incentive plans;

•	enter into transactions with the Company’s shareholders and affiliates;

•	enter into certain transactions not permitted under ERISA;

•	grant certain liens and security interests;

•	enter into sale and leaseback transactions;

•	change lines of business;

•	repay subordinated indebtedness and redeem or repurchase certain equity; or

•	use the proceeds of the Company’s borrowings other than as permitted by the Term B Senior Credit Facility.

Events of Default. The Term B Senior Credit Facility contains customary events of default including, without limitation:

•	payment default;

•	breach of representations and warranties;

•	uncured covenant breaches;

•	default under certain other debt exceeding an agreed amount;

•	bankruptcy and insolvency events;

ALION SCIENCE AND TECHNOLOGY

NOTES TO FINANCIAL STATEMENTS — (Continued)

•	notice of debarment, suspension or termination under a material government contract;

•	certain ERISA violations;

•	unstayed judgments in excess of an agreed amount;

•	failure of the subordinated note to be subordinated to the Term B Senior Credit Facility;

•	failure of the guarantee of the Term B Senior Credit Facility to be in effect;

•	failure of the security interests to be valid, perfected first priority security interests in the collateral;

•	failure of the Company to remain an S-corporation;

•	imposition on the Trust of certain taxes in excess of an agreed amount;

•	final determination that the ESOP is not a qualified plan; or

•	change of control (as defined below).

For purposes of the Term B Senior Credit Facility, a change of control generally occurs when, before the Company lists its common stock to trade on a national securities exchange or the NASDAQ National Market quotation system and obtains net proceeds from an underwritten public offering of at least $30.0 million the Trust fails to own at least 51 percent of the Company’s outstanding equity interests, or, after the Company has such a qualified public offering, any person or group other than IIT or the Trust owns more than 37.5 percent of the Company’s outstanding equity interests. A change of control may also occur if a majority of the seats (other than vacant seats) on the Company’s board of directors shall at any time be occupied by persons who were neither nominated by our board nor were appointed by directors so nominated. A change of control may also occur if a change of control occurs under any of the Company’s material indebtedness including the Company’s subordinated note and the warrants issued with the Company’s subordinated note.

For the three and six months ended March 31, 2006 and 2005, the Company was in compliance in all material respects with the covenants set forth in the Term B Senior Credit Facility.

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

ALION SCIENCE AND TECHNOLOGY

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Other Notes and Agreements

On December 20, 2002, the Company entered into a $0.9 million deferred compensation agreement with Dr. Bahman Atefi, its President, CEO and Chairman, as a condition to completing the Transaction, with payment terms substantially equivalent to those of the Mezzanine Note. The Company issued Dr. Atefi detachable warrants representing the right to buy approximately 22,062 shares of Alion common stock at an exercise price of $10.00 per share, with put rights similar to those contained in the warrants accompanying the Mezzanine Note. On October 29, 2004, Dr. Atefi was paid approximately $0.9 million, plus $0.2 million in accrued interest under his deferred compensation agreement with Alion.

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

As of March 31, 2006, for the aforementioned debt agreements, the remaining fiscal year principal repayments (at face amount before debt discount) are as follows:

	5-Fiscal Year Period
	2006	2007	2008	2009	2010	Total
	($ In millions)

Senior Secured Term B Loan(1)	$0.87	$1.74	$1.74	$169.84	$—	$174.20
Subordinated Seller Note(2)	—	—	—	19.95	19.95	39.90
Subordinated Paid in Kind Note(3)	—	—	—	7.18	7.18	14.36

Total principal payments	$0.87	$1.74	$1.74	$196.97	$27.13	$228.46

(1)	The table reflects the balance drawn of $174.2 as of March 31, 2006, resulting in expected annual principal payments of approximately $0.87 million and $1.7 million each year for the remainder of fiscal year 2006 and for fiscal years 2007 and 2008. During 2009, we expect to pay approximately $169.8 million in principal. The Term B Senior Credit Facility also requires the Company to make mandatory prepayments of principal depending upon whether the Company generates certain excess cash flow in a given fiscal year, issues certain equity, issues or incurs certain debt, or sells certain assets. Due to the uncertainty of these amounts, the table does not reflect any such payments. The approximate $174.2 million includes, as of March 31, 2006, approximately $4.5 million of unamortized debt discount. Approximately $6.2 million of debt issuance costs were recorded as debt discount.

(2)	Repayment of $39.9 million for the face value of the Subordinated Seller Note in two equal payments of $19.95 million in years 2009 and 2010. The $39.9 million includes, as of March 31, 2006, approximately $4.6 million of unamortized debt discount assigned to fair value of the detachable warrants. On the date of issuance, December 20, 2002, approximately $7.1 million was assigned as the fair value of the warrants in accordance with Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially settled in, a Company’s Own Stock.”

ALION SCIENCE AND TECHNOLOGY

NOTES TO FINANCIAL STATEMENTS — (Continued)

(3)	During the eight-year term of the Subordinated Note, approximately $14.4 million of principal accretes to the note and is included in the principal payments in fiscal years 2009 and 2010. The principal, together with the outstanding balance of the PIK notes will be paid in equal amounts at the end of fiscal years 2009 and 2010.

(9)	Redeemable Common Stock Warrants

In connection with the issuance of the Mezzanine Note, Subordinated Note, and the Deferred Compensation Agreement described in Note 8, the Company issued 524,229 (an amount which was subsequently reduced by repurchase of 19,327 warrants), 1,080,437, and 22,062, respectively, detachable redeemable common stock warrants (the Warrants) to IITRI and Dr. Atefi. As of July 1, 2004, IITRI transferred all of its rights, title and interest in the warrants to the Illinois Institute of Technology (IIT). On March 28, 2006, the Company redeemed all of the outstanding warrants issued in connection with the Mezzanine Note and Deferred Compensation Agreements, 504,902 and 22,062 warrants, respectively. The Company paid approximately $13.1 million to redeem the warrants issued in connection with the Mezzanine Note, and paid approximately $0.57 million to redeem the warrants issued in connection with the Deferred Compensation Agreement. The Subordinated Note Warrants have an exercise price of $10 per share and are exercisable until December 20, 2010. The Warrants permit the holders to sell the warrants back to the Company, at predetermined times, at the then current fair value of the common stock less the exercise price. The Warrants are classified as debt instruments in accordance with Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The estimated fair value of the Warrants of approximately $10.3 million on the date of issuance was recorded as a discount to the face value of the notes issued and as a liability in the accompanying consolidated balance sheet The estimated fair value of the Warrants remaining outstanding as of March 31, 2006 was $31.2 million. Changes in the estimated fair value of the Warrants are recorded as interest expense in the accompanying consolidated statements of operations.

ALION SCIENCE AND TECHNOLOGY

NOTES TO FINANCIAL STATEMENTS — (Continued)

(10)	Leases

Future minimum lease payments under non-cancelable operating leases for buildings, equipment and automobiles at March 31, 2006 are set out below. Under these operating leases, the Company subleased some excess capacity to subtenants under non-cancelable operating leases.

In connection with the IPS, METI, and JJMA acquisitions, the Company assumed operating leases at above-market rates and recorded a loss accrual of approximately $5.2 million based on the estimated fair value of the lease liabilities assumed. The loss is being amortized over the lease terms; the remaining unamortized balance was $2.9 million at March 31, 2006. In connection with the IPS acquisition, the Company also acquired a related sub-lease pursuant to which it receives above-market rates. Based on the estimated fair value of the sublease, the Company recognized an asset of $0.6 million which is being amortized over the lease term. The remaining asset value was $0.3 million at March 31, 2006.

Fiscal Years Ending	(In thousands)

2006 (for the remainder of fiscal year)	$9,630
2007	16,434
2008	15,026
2009	11,905
2010	7,512
2011	4,609
and thereafter	1,927

Gross lease payments	$67,043
Less: non-cancelable subtenant receipts	7,192

Net lease payments	$59,851

Rent expense under operating leases was $8.1 million and $5.6 million for the quarters ended March 31, 2006 and 2005, respectively. Sublease rental income under operating leases was $1.1 million and $0.9 million for the six months ended March 31, 2006 and 2005, respectively.

(11)	Fixed Assets

Fixed assets consist of the following:

	March 31,	September 30,
	2006	2005
	(In thousands)

Leasehold improvements	$2,683	$2,302
Equipment and software	21,651	17,395

Total cost	24,334	19,697
Less accumulated depreciation and amortization	(11,120)	(8,523)

Net fixed assets	$13,214	$11,174

Depreciation and leasehold amortization expense for fixed assets was approximately $1.1 million for each three-month period ended March 31, 2006 and 2005, respectively. Depreciation and leasehold amortization expense for fixed assets was approximately $2.4 million and $1.9 million for the six months ended March 31, 2006 and 2005, respectively.

ALION SCIENCE AND TECHNOLOGY

NOTES TO FINANCIAL STATEMENTS — (Continued)

(12)	Stock Appreciation Rights

In November 2002, the board of directors adopted the Alion Science and Technology Corporation 2002 Stock Appreciation Rights (SAR) Plan (the “2002 SAR Plan”), which is administered by the compensation committee of the board or its delegate. On November 9, 2004, the board of directors amended the 2002 SAR Plan to provide that, on or after October 3, 2004, no further grants would be made under the 2002 SAR Plan. Existing grants made under the plan before October 3, 2004, remain in force. The 2002 SAR Plan has a term of ten years. Awards were granted under the plan to directors, officers, and employees. Outstanding SAR awards cannot exceed the equivalent of 10% of the Company’s outstanding shares of common stock on a fully diluted basis. A grantee has the right to receive payment upon exercise equal to the difference between the appraised value of a share of Alion common stock as of the grant date and the appraised value of a share of Alion common stock as of the exercise date based on the most recent valuation of the shares of common stock held by the ESOP. Under the 2002 SAR Plan, awards vest at 20% per year for employees. Awards to members of the Company’s board of directors, other than Dr. Atefi, vest ratably over each member’s then-current term of office. From December 2002 through November 2003, the Company granted 236,400 SARs to directors and employees.

In November 2005, the board of directors approved an amendment to the 2002 SAR plan to permit employees to make two separate one-time elections, 1) to receive payment for SARs as they vest each year or when fully-vested and 2) to receive payment for SARs already vested. The board of directors also amended the 2002 SAR plan to eliminate the requirement to timely exercise in order for an employee to receive payment for vested SARs.

On January 13, 2005, the Company’s board of directors adopted a second SAR plan, the Alion Science and Technology Corporation 2004 Stock Appreciation Rights Plan (the “2004 SAR Plan”), to comply with the deferred compensation provisions of the American Jobs Creation Act of 2004.

The 2004 SAR Plan has a 10-year term. Awards may be granted under the plan to Alion directors, officers, employees and consultants. Under the Plan, the chief executive officer has the authority to grant awards as he deems appropriate; however, awards to executive officers are subject to the approval of the administrative committee of the Plan. Outstanding SAR awards cannot exceed the equivalent of 12% of the Company’s outstanding shares of common stock on a fully diluted basis. Awards to employees vest ratably over four years and awards to directors vest ratably over each director’s term of service. The 2004 SAR Plan contains a provision for accelerated vesting in the event of death, disability or a change in control of the Company.

A grantee has the right to receive payment for vested SARs equal to the difference between the appraised value of a share of Alion common stock as of the grant date and the appraised value of a share of Alion common stock as of the exercise date per the most recent valuation of the common stock held by the ESOP. For SARs granted under the 2004 SAR Plan before November 9, 2005 and outstanding when a change in control of the Company occurs, payment is based on the number of SARs multiplied by the share price at the date of the change in control (or earlier valuation, if higher).

In November 2005, the board of directors approved an amendment to the 2004 SAR Plan to permit employees to make a one-time election to receive payment for SARs as they vest each year or when fully vested. The board of directors also approved an amendment to the 2004 SAR Plan to eliminate the requirement to timely exercise in order for an employee to receive payment for vested SARs. As of March 31, 2006, the Company has granted 507,525 SARs under the 2004 SAR Plan.

For the quarters ended March 31, 2006 and 2005, the Company recognized approximately $0.6 million, and $1.4 million, respectively, in compensation expense associated with the two SAR plans.

ALION SCIENCE AND TECHNOLOGY

NOTES TO FINANCIAL STATEMENTS — (Continued)

The table below sets out the disclosures required by SFAS No. 123 and the assumptions used to value a share of Alion common stock and the Company’s grants of stock appreciation rights as of March 31, 2006 and September 30, 2005. The Company uses the intrinsic value method to recognize stock-based compensation expense. There is no established public trading market for Alion’s common stock. The ESOP is the only holder of our common stock. The Company uses an independent third party valuation firm to determine the fair market value of a share of Alion common stock. Alion does not expect to pay any dividends on its common stock. The terms of the senior credit facility and the subordinated note prohibit us from paying dividends without the consent of the respective lenders. We currently intend to retain future earnings, if any, for use in the operation of our business.

Alion Science and Technology Corporation
Stock-based Compensation Disclosures per FAS 123
Stock Appreciation Rights
As of March 31, 2006

	Shares	Shares	Total												Remaining
Date of	Granted to	Granted to	Shares	Exercise	Outstanding	Outstanding				Vested	Exercisable	Risk Free		Expected	Life
Grant	Employees	Directors	Granted	Price	at 10/1/05	3/31/06	Forfeited	Exercised	Expired	3/31/06	at 3/31/06	Interest Rate	Volatility	Life	(months)

December 2002	64,250	29,400	93,650	$10.00	53,450	48,005	140	5,305	—	27,505	860	4.06%-4.49%	60%	5 yrs	19.5
May 2003	300		300	$11.13	300	240	—	60	—	60	—	2.70%-3.30%	55%	5 yrs	24.9
June 2003	300		300	$11.13	300	300	—	—	—	120	—	2.70%-3.30%	55%	5 yrs	25.7
November 2003	129,550	12,600	142,150	$14.71	127,920	110,610	3,530	13,780	—	46,440	4,120	4.06%-4.49%	60%	5 yrs	31.3
November 2004	—	12,600	12,600	$19.94	12,600	12,600	—	—	—	4,200	4,200	3.10%-3.60%	45%	3 yrs	19.5
February 2005	164,750		164,750	$19.94	152,400	152,400	—	—	—	—	—	3.10%-3.60%	45%	4 yrs	33.9
March 2005	2,000		2,000	$19.94	2,000	2,000	—	—	—	—	—	3.10%-3.60%	45%	4 yrs	35.0
April 2005	33,000		33,000	$29.81	31,000	29,000	2,000	—	—	—	—	4.10%-4.20%	45%	4 yrs	35.9
June 2005	2,000		2,000	$29.81	2,000	2,000	—	—	—	—	—	4.10%-4.20%	45%	4 yrs	38.1
December 2005	272,675		272,675	$35.89	267,075	261,475	5,600	—	—	—	—	4.20%-4.20%	40%	4 yrs	44.7
February 2006	13,000		13,000	$35.89	13,000	13,000	—	—	—	—	—	4.20%-4.20%	40%	4 yrs	46.4
February 2006	7,500		7,500	$35.89	7,500	7,500	—	—	—	—	—	4.20%-4.20%	40%	4 yrs	46.9
Total	689,325	54,600	743,925		669,545	639,130	11,270	19,145	—	78,325	9,180
Wtd Avg Exercise Price	$25.31	$13.38	$24.43		$25.48	$25.80	$27.86	$13.39	$—	$13.33	$16.66				37.0

ALION SCIENCE AND TECHNOLOGY

NOTES TO FINANCIAL STATEMENTS — (Continued)

(13)	Phantom Stock Plans

Phantom stock refers to hypothetical shares of Alion common stock. Recipients, upon vesting, are generally entitled to receive cash equal to the product of the number of hypothetical shares vested and the then-current value of Alion common stock, based on the most recent valuation of the shares of common stock held by the ESOP. The Company’s phantom stock plans are administered by the compensation committee of the board of directors which is authorized to grant key management employees and outside directors awards of phantom stock.

Grants of phantom stock do not confer voting or any other rights associated with ownership of our common stock. References to shares of common stock under the plan are for accounting and valuation purposes only.

The Company is authorized to issue up to 2.0 million shares of Phantom Stock in the aggregate for all Phantom Stock plans.

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

As of March 31, 2006, under the Initial Phantom Stock Plan, the Company had granted 223,685 shares of phantom stock.

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

ALION SCIENCE AND TECHNOLOGY

NOTES TO FINANCIAL STATEMENTS — (Continued)

Awards of performance share phantom stock vest three years from date of grant (unless otherwise provided in an individual award agreement) and awards of retention share phantom stock vest as specified in each individual award agreement, provided that the grantee is still employed by the Company. Under limited circumstances, a grantee may defer an award payout beyond the original date. The Second Phantom Stock Plan contains provisions for acceleration of vesting and payouts in connection with an employee’s death, disability, involuntary termination of employment without cause or a change in control of the Company.

In November 2005, the board of directors approved amendments to the Initial Phantom Stock Plan and the Second Phantom Stock Plan to permit employees to make a one-time election for either or both plans to receive payment for phantom shares as they vest each year or when fully vested.

As of March 31, 2006, the Company has granted 233,708 shares of retention phantom stock and 202,763 shares of performance phantom stock under the Second Phantom Stock Plan.

Director Phantom Stock Plan

On November 9, 2005, the Company’s compensation committee approved, and the full board adopted, the Alion Science and Technology Corporation Board of Directors Phantom Stock Plan (Director Phantom Stock Plan).

The Director Phantom Stock Plan provides for annual awards of shares of phantom stock to non-employee directors of the Company. The number of shares of phantom stock granted each year to each non-employee director is equal to the quotient obtained by dividing $35,000 by the fair market value of one share of the Company’s stock as of the date of the award rounded up to the next highest whole number. Fair market value is determined by the Administrative Committee in its sole discretion using the most recent valuation of the Company’s common stock made by an independent appraisal that meets the requirements of Code Section 401(a)(28)(C), as of a date that is no more than 12 months before the date of the award.

Grants under the Director Phantom Stock Plan vest in one-third increments each year for three years from the date of the award. Vesting of an award accelerates upon a grantee’s death or disability or upon a change of control of the Company. Before each award is granted (or within 30 days of the grant date for individuals who become a director on the grant date), a director may elect whether to receive payment for phantom shares as they vest, or when the award is fully vested. A director who elects to receive payment when an award has fully vested, may elect to defer the proceeds of the award into the Alion Science and Technology Director Deferred Compensation Plan provided the election is made no later than one year before the award fully vests. All payments made under the awards shall be in cash.

As of March 31, 2006, the Company had granted 7,808 shares of phantom stock under the Director Phantom Stock Plan.

For the quarters ended March 31, 2006 and 2005, the Company recognized approximately $1.7 million and $2.2 million, respectively, in compensation expense associated with all three phantom stock plans.

ALION SCIENCE AND TECHNOLOGY

NOTES TO FINANCIAL STATEMENTS — (Continued)

The table below sets out the disclosures required by SFAS No. 123 and the assumptions used to value a share of Alion common stock and the Company’s grants of phantom stock as of March 31, 2006 and September 30, 2005. The Company uses the intrinsic value method to recognize stock-based compensation expense. There is no established public trading market for Alion’s common stock. The ESOP is the only holder of the Company’s common stock. The Company uses an independent third party valuation firm to determine the fair market value of a share of Alion common stock. Alion does not expect to pay any dividends on its common stock. The terms of the senior credit facility and the Subordinated Note prohibit us from paying dividends without the consent of the respective lenders. We currently intend to retain future earnings, if any, for use in the operation of our business.

Alion Science and Technology Corporation
Stock-based Compensation Disclosures per FAS 123
Phantom Stock
as of March 31, 2006

	Shares	Shares	Total	Grant Date											Remaining
	Granted to	Granted to	Shares	Price	Outstanding	Outstanding				Vested	Exercisable	Risk Free		Expected	Life
Date of Grant	Employees	Directors	Granted	per Share	10/01/05	3/31/06	Forfeited	Exercised	Expired	3/31/06	3/31/06	Interest Rate	Volatility	Life	(months)

February 2003	171,000		171,000	$10.00	171,000	171,000	—	—	—	85,500	52,000	4.06%-4.49%	60%	5 yrs	21.9
November 2003	52,685		52,685	$14.71	52,685	52,685	—	12,916	—	8,158	—	4.06%-4.49%	60%	5 yrs	31.3
January 2005	202,763		202,763	$19.94	202,763	202,763	—	—	—	67,588	34,051	3.10%-3.60%	45%	3 yrs	21.7
January 2005	103,414		103,414	$19.94	103,414	103,414	—	—		34,471	—	3.10%-3.60%	45%	4 yrs	33.7
January 2005	5,015		5,015	$19.94	5,015	5,015	—	—		1,254	—	3.10%-3.60%	45%	4 yrs	33.7
August 2005	2,960		2,960	$33.78	2,960	2,960	—	—	—	—	—	3.72%-3.77%	45%	3 yrs	28.1
November 2005	66,592	7,808	74,400	$35.89	—	74,400	—	—		—	—	4.20%-4.20%	40%	3 yrs	31.3
November 2005	55,726		55,726	$35.89	—	55,726	—	—	—	—	—	4.20%-4.20%	40%	5 yrs	55.3
Total	660,156	7,808	667,964		537,838	667,964	—	12,916	—	196,970	86,051
Wtd Avg Grant Date Fair Value Price per Share	$19.97	$35.89	$20.15		$16.34	$20.15	$—	$14.71	$—	$15.41	$13.93				26.5

ALION SCIENCE AND TECHNOLOGY

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Contract receivables from agencies of the federal government represented approximately $97.2 million, or 93%, of accounts receivable at March 31, 2006 and $79.0 million, or 94%, of accounts receivable at September 30, 2005. Contract revenues from agencies of the federal government represented approximately 96% of total contract revenues during the six months ended March 31, 2006 and 98% of total contract revenues during the six months ended March 31, 2005.

(15)	Business Combinations

Fiscal Year 2005 Acquisitions

Acquisition of Assets of Countermeasures, Inc.

On October 28, 2004, Alion purchased substantially all of the assets of Countermeasures, Inc. for approximately $2.4 million. As of March 31, 2006, the Company has recorded approximately $1.4 million in goodwill relating to this acquisition. The results of operations for Countermeasures, Inc. are included in Alion’s operations from the date of acquisition.

Acquisition of ManTech Environmental Technology, Inc.

On February 11, 2005, Alion acquired 100 percent of the outstanding stock of METI, an environmental and life sciences research and development company for approximately $7.0 million in cash. As of March 31, 2006, the Company has recorded $5.6 million in goodwill related to this acquisition. The results of operations for METI are included in Alion’s operations from the date of acquisition.

Acquisition of Carmel Applied Technologies, Inc.

On February 25, 2005 Alion acquired 100 percent of the outstanding stock of CATI, a flight training software and simulator development company, for approximately $7.3 million in cash. The transaction is subject to an earn-out provision not-to-exceed a cumulative amount of $9.0 million based on attaining certain cumulative revenue goals for fiscal years 2006 and 2007, and a second earn-out provision not-to-exceed $1.5 million for attaining certain revenue goals in the commercial aviation industry. As of March 31, 2006, the Company has recorded $13.9 million in goodwill related to this acquisition. The results of operations for CATI are included in Alion’s operations from the date of acquisition.

Investment in VectorCommand Ltd.

On March 22, 2005, Alion acquired approximately 12.5 percent of the A ordinary shares in VectorCommand Ltd. for $1.5 million which is accounted for at cost.

ALION SCIENCE AND TECHNOLOGY

NOTES TO FINANCIAL STATEMENTS — (Continued)

Acquisition of John J. McMullen Associates, Inc.

On April 1, 2005, the Company acquired 100 percent of the issued and outstanding stock of JJMA pursuant to a Stock Purchase Agreement by and among Alion, JJMA, Marshall & Ilsley Trust Company N.A. as trustee of the JJMA Employee Stock Ownership Trust, and holders of JJMA stock options and JJMA stock appreciation rights. The Company paid the equity holders of JJMA approximately $51.9 million, issued 1,347,197 shares of Alion common stock to the JJMA Trust valued at approximately $37.3 million, and agreed to make $8.3 million in future payments. The Company valued its common stock issued to the JJMA Trust at $27.65 per share, which price was determined based on an independent valuation conducted by Houlihan Lokey Howard Zukin, an unrelated third party. The estimated total purchase price is as follows.

Form of Consideration	Fair Value
(In millions)

Cash paid, net of cash acquired	$52.9
Stock issued	37.3
Future payments	8.3
Acquisition costs	1.3

Total consideration	$99.8

The Company allocated the purchase price of JJMA to the estimated fair value of the assets acquired and liabilities assumed in the purchase as follows (in millions):

Accounts receivable	$21.5
Property and equipment	1.0
Other assets	1.4
Identifiable intangible assets	29.6
Goodwill	57.8
Accounts payable and other accrued liabilities	(11.5)

Total	$99.8

Identifiable intangible assets include $28.0 million for contracts acquired, $0.9 million for software and $0.7 million for non-compete agreements. The intangible asset for contracts acquired has an estimated useful life from one to thirteen years. The non-compete agreements are being amortized over the two-year term of the agreements. As of March 31, 2006, the net intangible values for acquired contracts, internal use software, and non-compete agreements were $23.7 million, $0.7 million and $0.5 million, respectively.

Fiscal Year 2006 Acquisitions

Acquisition of BMH Associates, Inc.

On February 10, 2006, the Company acquired 100 percent of the issued and outstanding stock of BMH, a provider of advanced software, systems engineering and distributed interactive simulations for military training and experimentation, for $20.0 million (less a $1.5 million hold back) plus additional contingent earn-out obligations over a two year period which can not exceed $6.0 million. As of March 31, 2006, the Company has recorded approximately $17.7 million in goodwill relating to this acquisition. The purchase price allocation is preliminary and subject to change based upon the completion of the valuation of certain intangible assets and other items.

Acquisition of Washington Consulting, Inc.

On February 27, 2006, the Company acquired 100 percent of the issued and outstanding stock of WCI, a provider of enterprise IT and management consulting solutions and services to commercial and government

ALION SCIENCE AND TECHNOLOGY

NOTES TO FINANCIAL STATEMENTS — (Continued)

customers, for $18.0 million (less a $1.5 million hold back) plus additional contingent earn-out obligations over a two year period which can not exceed $2.5 million. As of March 31, 2006, the Company has recorded approximately $17.0 million in goodwill relating to this acquisition. The purchase price allocation is preliminary and subject to change based upon the completion of the valuation of certain intangible assets and other items.

(16)	Commitments and Contingencies

Earn Out Commitments

The Company has earn out commitments related to the following acquisitions:

AB Technologies (AB Tech) — The earn out was based on an agreed-upon formula applied to net income of the business units that formerly comprised AB Tech. For the six months ended March 31, 2006 and 2005, the Company recognized zero and approximately $1.4 million, respectively, in earn out obligation associated with this agreement. The earn out obligation expired on February 7, 2005, the fifth anniversary of the original acquisition date.

ITSC — The earn out was based on a portion of the gross revenue of the business units that formerly comprised ITSC. For the six month periods ended March 31, 2006 and 2005, the Company recognized zero and approximately $0.3 million, respectively, in earn out obligation associated with this agreement. The obligation expired September 30, 2005.

CATI — There is an earn out provision not to exceed $8.25 million based on the revenue of the business units that formerly comprised CATI for fiscal years 2005 through 2007. There is a second earn out provision not to exceed $1.5 million based on attaining certain revenue goals in the commercial aviation industry. The obligations continue until September 2007. For the six months ended March 31, 2006 and 2005, the Company recognized approximately $2.0 million and zero, respectively, in earn out obligation related to CATI.

BMH — There is an earn out provision not to exceed a total of $6.0 million based on the revenue of the business units that formerly comprised BMH. The obligation continues until December 2007. For the six months ended March 31, 2006 and 2005, the Company recognized no earn out obligation related to BMH.

WCI — There is an earn out provision not to exceed a total of $2.5 million based on the revenue of the business units that formerly comprised WCI. The obligation continues until September 2007. For the six months ended March 31, 2006 and 2005, the Company recognized no earn out obligation related to WCI.

  Legal Proceedings

  AB Tech settlement

On September 12, 2002, the former owners of AB Technologies, Inc. (“AB Tech”) filed a lawsuit (“AB Tech Lawsuit”) against IITRI in Circuit Court for Fairfax County, Virginia. The complaint alleged breach of the AB Tech asset purchase agreement (“Asset Purchase Agreement”), and claimed damages of $8.2 million. The former owners of AB Tech (“Former Owners”) sought an accounting of their earn out.

On September 16, 2002, IITRI filed a lawsuit against the Former Owners seeking to compel the Former Owners to submit disputed issues to an independent accounting firm in accordance with the requirements of the Asset Purchase Agreement, a declaratory judgment that IITRI was entitled to an approximate $1.1 million downward adjustment of the purchase price paid under the Asset Purchase Agreement, and concluding that IITRI properly computed the earnout in accordance with the earnout formula in the Asset Purchase Agreement. Upon the closing of the Transaction, Alion assumed responsibility for and acquired all claims under these lawsuits. On July 22, 2005, the Company settled the dispute with the Former Owners and paid $4.1 million to the Former Owners and had a remaining obligation to pay $0.7 million.

ALION SCIENCE AND TECHNOLOGY

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Alion’s primary provider of general liability insurance, St. Paul Travelers, has assumed defense of these lawsuits. However, since there is some uncertainty as to whether St. Paul Travelers received timely notice of a potential claim by Alion in connection with these lawsuits under its general liability insurance policy, St. Paul Travelers indicated when it assumed defense of the lawsuits, that it was doing so subject to a reservation of rights to deny coverage. Nevertheless, even if St. Paul Travelers is ultimately able to properly deny coverage as a result of late notice of the lawsuits, the Company’s management does not believe that the lawsuits will have a materially adverse effect upon the Company, its operations or its financial condition. American International Group, the Company’s excess insurance carrier, has also been notified regarding these lawsuits.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect upon the financial position, results of operations, or liquidity of the Company.

  Government Audits

Contract costs on federal government contracts, including indirect costs, are subject to audit by the federal government and adjustment pursuant to negotiations between the Company and government representatives. The government considers Alion a major contractor and maintains an office on site to perform its various audits throughout the year. All of the Company’s federal government contract indirect costs have been audited through 2004. Indirect rates have been negotiated through fiscal year 2001. The Company submitted its fiscal year 2005 indirect expense rates to the government on March 29, 2006. Contract revenue on federal government contracts has been recorded in amounts that are expected to be realized upon final settlement.

(17)	Subsequent Event

On April 4, 2006, the Company paid a senior lender $43,600 for an interest rate cap agreement covering an additional $30 million of the Company’s long-term debt. The agreement expires September 30, 2007 and caps interest on $30 million at 8.00 percent (LIBOR 5.50 percent cap plus 2.50 percent Eurodollar spread). After entering into the third interest rate cap agreement, the Company had capped interest rates on approximately $94.9 million or 54.5 percent of the $174.2 million drawn under the Term B Senior Credit Facility.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s view only as of May 15, 2006. The Company undertakes no obligation to update any of the forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise. This discussion addresses only our continuing operations.

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

Our critical accounting policies are set forth below:

Revenue Recognition, Cost Estimation and Payment

We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered, the contract price is fixed or determinable, and collectibility is reasonably assured. We use a standard internal process to determine whether all required criteria for revenue recognition have been met. This process includes a monthly review of contract revenues and expenses by several levels of management covering among other matters, progress against schedule, project staffing and levels of effort, risks and issues, subcontract management, incurred and estimated costs, and disposition of prior action items. This monthly internal review is designed to determine whether the overall progress on a contract is consistent with the effort expended and revenue recognized to date.

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

The Company’s revenue results from contract research and other services under a variety of contracts, some of which provide for reimbursement of cost plus fees and others of which are fixed-price or time-and-material type contracts. Absent evidence to the contrary, we recognize revenues as follows:

•	Cost-reimbursement contracts — revenue is recognized as costs are incurred and include an estimate of applicable fees earned.

•	Fixed-price contracts — revenue is recognized using the percentage-of-completion method based on various performance measures. From time to time, facts develop that require the Company to revise its estimated total costs or revenues expected. The cumulative effect of revised estimates is recorded in the period in which the facts requiring revisions become known. The full amount of anticipated losses on any type of contract is recognized in the period in which they become known.

•	Time-and-material contracts — revenue is recognized at contractually billable rates as labor hours and direct expenses are incurred. Labor and related costs are reimbursed at negotiated, fixed hourly rates.

The following table summarizes the percentage of revenues attributable to each contract type for the periods indicated.

	For the Six Months Ended
	March 31,
Contract Type	2006		2005
	(In millions)

Cost-reimbursement	$130	61%	$90	60%
Fixed-price	42	20%	28	19%
Time-and-material	40	19%	32	21%

Total	$212	100%	$150	100%

Contracts with agencies of the federal government are subject to periodic funding by the contracting agency concerned. Funding for a contract may be provided in full at inception of the contract or ratably throughout the term of the contract as the services are provided. If funding is not assessed as probable, revenue recognition is deferred until realization is probable.

Contract costs on federal government contracts, including indirect costs, are subject to audit by the federal government and adjustment pursuant to negotiations between the Company and government representatives. The government considers Alion to be a major contractor and maintains an office on site to perform various audits throughout the year. All of the Company’s federal government contract indirect costs have been audited and negotiated through fiscal year 2004. Final indirect rates have been settled through 2001. The Company submitted its fiscal year 2005 indirect expense rates to the government in March 2006. Contract revenues on federal government contracts have been recorded in amounts that are expected to be realized upon final settlement.

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

Contract revenue recognition inherently involves estimation. Examples of estimates include the contemplated level of effort to accomplish the tasks under contract, the cost of the effort, and the ongoing assessment of our progress towards completing the contract. From time to time, as part of our standard management processes, facts develop that require us to revise our estimated total costs or revenues. In most cases, these revisions relate to changes in the contractual scope of our work. To the extent that a revised estimate affects contract profit or revenue previously recognized, we record the cumulative effect of the revision in the period in which the facts requiring the revision become known. Anticipated losses are recognized in the accounting period in which they are first determined. For all periods presented herein, the effects, if any, of revised estimates were not material, nor did the Company recognize any anticipated losses on contracts.

Our most significant expense is our cost of services, which consists primarily of direct labor costs for program personnel and direct expenses incurred to complete contracts, including cost of materials and subcontract efforts. Our ability to accurately predict personnel requirements, salaries and other costs, as well as to manage personnel levels and successfully redeploy personnel, can have a significant impact on our cost of services. Overhead costs principally include facility lease expenses, indirect labor expenses, supplies and other office expenses in support of our direct contract activities. General and administrative expenses consist primarily of costs associated with our management, finance personnel and administrative groups; sales and marketing expenses including bid and proposal efforts; and travel and other corporate costs.

We earn the majority of our revenue from contracts with various departments and agencies, or prime contractors, of the federal government. Much of the revenue and payments we receive are based on provisional billings that are subject to audit adjustment. Federal government agencies and departments have the right to challenge our cost estimates and allocations on government contracts. Contracts with such agencies are subject to audit and possible adjustment to account for unallowable costs under cost-type contracts or other regulatory requirements that affect both cost-type and fixed-price contracts.

The following table sets forth, for each period indicated, the percentage of our revenues from our major types of customers.

	For the Six Months Ended
	March 31,
Contract Type	2006		2005
	(In millions)

U.S. Department of Defense (DoD)	$190	90%	$139	93%
Other Federal Civilian Agencies	13	6%	$8	5%
Commercial/State/Local and International	9	4%	$3	2%

Total	$212	100%	$150	100%

We generate a minimal amount of software revenue from licensing software. In general, we provide professional services essential to the functionality of the solution sold and recognize revenue on the percentage of completion method, as prescribed by AICPA SOP 81-1, Accounting for Performance on Construction-Type and Certain Production-Type Contracts.

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

As of March 31, 2006, the Company has goodwill of approximately $199.3 million and approximately $26.7 million of net intangible assets primarily purchased contracts. The intangible assets have an estimated useful life of generally one to thirteen years and are amortized primarily using the straight-line method.

  Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board issued SFAS 123(R), Share Based Payments.  For companies whose stock is not publicly traded on any exchange, this standard is not effective until the first annual reporting period beginning after December 15, 2005. Alion is required to adopt this standard with the Company’s next fiscal year starting October 1, 2006. SFAS 123(R) requires that share-based payments such as phantom stock and stock appreciation rights be recognized as compensation expense based on the fair value of the shares granted. The Company uses the intrinsic value method in APB Opinion No. 25 and FIN 28 to report stock-based compensation related to grants of phantom stock and stock appreciation rights. SFAS 123(R) does not apply to grants issued by the Company prior to the date of adoption. Management does not believe that adoption of SFAS 123(R) will have a material adverse impact on the Company’s results of operations or its cash flows.

  Comparison of Results of Operations

Alion completed the acquisitions of METI and CATI in February 2005, JJMA in April 2005 and BMH and WCI in February 2006. For the three and six months ended March 31, 2006, the Company’s operating results include the operating results for these acquisitions. Operating results for three and six months ended March 31, 2005, do not include operating results for the JJMA, BMH and WCI acquisitions, and include only approximately four weeks of operating results for the METI and CATI acquisitions. Significant differences in the Company’s results of operations for the periods presented arise from the effects of these acquisitions.

The following discussion and analysis includes references to selected financial information in the table below in conjunction with the Company’s consolidated financial statements provided elsewhere in the document.

Quarter Ended March 31, 2006 Compared to Quarter Ended March 31, 2005

For purposes of comparability, the selected financial information provided in the table below reflects the relative financial impact of the METI, CATI, JJMA, BMH and WCI acquisitions, which we refer to as the “acquired operations” of Alion, as they relate to the financial performance of Alion for the quarter ended March 31, 2006 compared to the financial performance for quarter ended March 31, 2005. All operations of Alion, other than those acquired through the above-noted acquisitions are referred to as “non-acquired operations.” The selected financial information provided in the table are approximations of the actual results for the “acquired” and “non-acquired” operations of Alion.

	Quarter Ended March 31, 2006						Quarter Ended March 31, 2005
					Consolidated						Consolidated
	Consolidated				Operations Less		Consolidated				Operations Less
	Operations		Acquired		Acquired		Operations		Acquired		Acquired
Financial information	of Alion		Operations*		Operations		of Alion		Operations*		Operations
	(Dollars in millions)						(Dollars in millions)
		%		%		%		%		%		%
		revenue		revenue		revenue		revenue		revenue		revenue

Total revenue	$111.2		$35.9		$75.3		$80.7		$9.4		$71.3
Material and subcontract revenue	32.8	29.5%	10.4	29.0%	22.4	29.8%	22.5	27.9%	2.8	29.7%	19.7	27.6%
Total direct contract expenses	81.0	72.9%	25.6	71.4%	55.4	73.6%	59.4	73.7%	6.9	73.1%	52.5	73.6%
Major components of direct contract expense
Direct labor expense	47.2	42.5%	15.3	42.7%	31.9	42.3%	35.8	44.4%	4.0	43.1%	31.8	44.6%
Other direct expense (ODC)	2.6	2.3%	0.6	1.7%	2.0	2.6%	1.8	2.3%	0.1	1.2%	1.7	2.4%
Material and subcontract (M&S) expense	31.2	28.1%	9.7	26.9%	21.5	28.5%	21.8	27.0%	2.7	28.8%	19.1	26.8%
Gross profit	30.1	27.1%	10.3	28.6%	19.9	26.4%	21.2	26.3%	2.5	26.9%	18.7	26.3%
Total operating expense	28.8	25.9%	9.9	27.7%	18.6	25.0%	22.7	28.1%	2.1	22.0%	20.6	28.9%
Major components of operating expense
Indirect personnel and facilities	11.9	10.7%	4.5	12.4%	7.4	9.9%	7.2	8.9%	1.0	11.9%	6.2	8.7%
General and administrative	11.6	10.4%	4.3	12.1%	7.3	9.7%	7.7	9.5%	0.8	8.8%	6.9	9.6%
Depreciation and amortization	2.4	2.2%	1.1	3.1%	1.3	1.7%	3.8	4.7%	0.1	1.3%	3.7	5.1%
Stock-based compensation	2.3	2.0%	—	0.0%	2.3	3.0%	3.7	4.6%	—	0.0%	3.7	5.3%
Income (loss) from operations	$1.4	1.3%	$0.3	1.0%	$1.1	1.5%	$(1.4)	(1.8)%	$0.4	4.9%	$(1.8)	(2.5)%

*	For the quarters ended March 31, 2006 and 2005, METI, CATI, JJMA, BMH and WCI have been fully integrated within Alion on a consolidated basis. The selected financial data provided in the table are approximations of the actual results for the Acquired and Non-Acquired operations of Alion.

Contract Revenues.  Revenues increased $30.5 million, or 37.8%, to $111.2 million for the quarter ended March 31, 2006, from $80.7 million for the quarter ended March 31, 2005. This increase is attributable to the following:

•	Increase in revenue generated by the activities of the acquired operations	$26.5 million
•	Increase in revenue generated by the activities of the non-acquired operations	$4.0 million
	Total:	$30.5 million

For the quarter ended March 31, 2006, the increase in revenue of $26.5 million generated by the acquired operations included approximately $24.6 million from the activities of JJMA. Approximately $3.1 million in additional revenue came from the U.S. Army Night Vision High-Tech Omnibus (Night Vision) contract. Joint Spectrum Center (JSC) contract revenues decreased approximately $2.3 million to approximately $9.3 million for the quarter ended March 31, 2006 compared to approximately $11.6 million for the quarter ended March 31, 2005, due to a shift of non-core, sponsored JSC contract tasks to other Alion contracts, a shift of JSC facilities management tasks to a small businesses contractor and decreased funding for core JSC tasks. Other contract revenue for non-acquired operations increased by approximately $3.2 million.

Material and subcontract (M&S) revenue increased approximately $10.3 million, or 45.8%, to $32.8 million for the quarter ended March 31, 2006 from $22.5 million for the quarter ended March 31, 2005. JJMA generated $7.5 million of the approximate $7.6 million in increase in M&S revenue for acquired operations. Non-acquired operations generated an approximate $2.7 million increase in M&S revenue partly due to increased M&S costs and partly from increased profitability on M&S work. M&S revenue increased to 29.5% of revenue from 27.9% of revenue for the quarters ended March 31, 2006 and 2005, respectively.

Direct Contract Expenses.  Direct contract expenses increased $21.6 million, or 36.4%, to $81.0 million for the quarter ended March 31, 2006 from $59.4 million for the quarter ended March 31, 2005. Of the $21.6 million increase in direct contract expense, approximately $18.7 million was generated by the acquired operations and approximately $2.9 million was generated by the non-acquired operations. Of the $18.7 million increase generated by the acquired operations, approximately $18.2 million was generated by JJMA. Direct contract expenses were 72.9% and 73.7% of revenue for the quarters ended March 31, 2006 and 2005, respectively.

•	Direct labor expense for the quarter ended March 31, 2006 increased by $11.4 million, or 31.8%, to $47.2 million from $35.8 million for the quarter ended March 31, 2006. Direct labor expense was 42.5% and 44.4% of revenue for the quarters ended March 31, 2006, and 2005, due to a shift from direct labor to M&S expense.

•	M&S expense increased approximately $9.4 million, or 43.1%, to $31.2 million for the quarter ended March 31, 2006, compared to $21.8 million for the quarter ended March 31, 2005. M&S expense was approximately 95.2% and 96.9% of M&S revenue for the quarters ended March 31, 2006 and 2005. M&S expense increased to 28.1% from 27.0% of revenue for the quarters ended March 31, 2006 and 2005, primarily due to work under the Night Vision contract.

Gross Profit.  Gross profit increased $8.9 million, or 42.0%, to $30.1 million for the quarter ended March 31, 2006, from $21.2 million for the year ended March 31, 2005. Acquired operations generated $7.8 million of the $8.9 million increase. Gross profit was 27.1% and 26.3% of revenue for the quarters ended March 31, 2006 and 2005. Gross profit for acquired and non-acquired operations was 28.6% and 26.4% for the quarter ended March 31, 2006, and 26.9% and 26.3% for the quarter ended March 31, 2005. Increased commercial work by acquired operations and increased margins on M&S work increased our gross profit for the quarter ended March 31, 2006.

Operating Expenses.  Operating expenses increased $6.1 million, or 26.9%, to $28.8 million for the quarter ended March 31, 2006, from $22.7 million for the quarter ended March 31, 2005. Acquired operations generated $7.8 million more in operating expenses while non-acquired operations had a $2.0 million decrease in operating expenses. Operating expenses were 25.9% and 28.1% of revenue for the quarters ended March 31, 2006 and 2005.

•	Operating expenses for indirect personnel and rental and occupancy expenses increased approximately $4.7 million, or 65.3%, to $11.9 million from $7.2 million for the quarter ended March 31, 2006, compared to $7.2 million for the quarter ended March 31, 2005. Operating expenses for indirect personnel and facilities were 10.7% and 8.9% of revenue for the quarters ended March 31, 2006 and 2005. The increase is partially attributable to expense associated with integrating the BMH and WCI acquisitions in the second quarter of fiscal year 2006.

•	General and administrative (G&A) expense increased approximately $3.9 million, or 50.6%, to $11.6 million for the quarter ended March 31, 2006, compared to $7.7 million for the quarter ended March 31, 2005. G&A expenses were 10.4% and 9.5% of revenue for the quarters ended March 31, 2006 and 2005, respectively. For the quarter ended March 31, 2006, approximately $1.3 million in additional external accounting and legal fees were related to the completion of an independent investigation relating to an anonymous letter received by the Company shortly before the deadline for filing the Annual Report. The anonymous letter alleged, among other things, that one of the Company’s business units had engaged in illegal activities with respect to certain of its business operations. The independent investigators concluded that there was no material basis for the allegations. Approximately $0.2 million of additional third-party legal and accounting fees were associated with acquisitions. These additional expenses represent approximately 1.4% of revenue.

•	Depreciation and amortization expense decreased approximately $1.4 million, or 36.8%, to $2.4 million for the quarter ended March 31, 2006, compared to $3.8 million for the quarter ended March 31, 2005, principally related to amortization of purchased contracts. Depreciation expense primarily arises from fixed assets while amortization expense derives primarily from purchased contracts. Amortization expense decreased because amortization of contracts purchased from IITRI ended in December 2005. Depreciation and amortization expense was 2.2% and 4.7% of revenue for the quarters ended March 31, 2006 and 2005.

•	Stock-based compensation expense relates to the SAR and phantom stock plans. This expense decreased approximately $1.4 million, or 37.8% to $2.3 million for the quarter ended March 31, 2006, compared to approximately $3.7 million for the quarter ended March 31, 2005. The decrease in stock-based compensation and deferred compensation expense results from the relative change in price of a share of Alion common stock in the quarters ended March 31, 2006 and 2005. For the quarter ended March 31, 2006, the Company’s stock increased $1.17 per share to $37.06 from $35.89. For the quarter ended March 31, 2005, the Company’s stock increased $9.87 per share to $29.81 from $19.94. Stock-based compensation was approximately 2.0% and 4.6% of revenue for the quarters ended March 31, 2006 and 2005.

Income (loss) from Operations.  Income from operations was $1.4 million for the quarter ended March 31, 2006, compared with an operating loss of $1.4 million for the quarter ended March 31, 2005. Of the approximate $2.8 million increase in generated income, non-acquired operations generated an increase of approximately $2.9 million and the acquired operations had a decrease of approximately $0.1 million in generated income.

Other Income (Expense).  Other income (expense) decreased approximately $13.6 million, or 85.5%, to $2.3 million for the three month period ended March 31, 2006 as compared to $15.9 million for the three month period March 31, 2005. Interest expense decreased approximately $13.4 million, or 84.3%, to $2.5 million for the quarter ended March 31, 2006 from approximately $15.9 million for the quarter ended March 31, 2005. The $13.4 million decrease in interest expense is attributable to the following:

	Quarter Ended
	March 31,
	2006	2005
	(In millions)

Revolving facility	$0.2	$0.1
Senior term loan	2.6	1.0
Subordinated Note — PIK interest	0.6	0.6
- long-term deferred interest	0.2	0.2
- amortization of debt issue costs	0.2	0.2
Accretion of warrants(a)	(1.4)	13.8
Other	0.1	—

Total	$2.5	$15.9

(a)	Reflects change in value assigned to the detachable warrants associated with Mezzanine and Subordinated notes based on the change in the value of Alion common stock.

Income Tax (Expense) Benefit.  The Company has filed qualified subchapter S elections for all of its wholly-owned subsidiaries to treat them as disregarded entities for federal income tax purposes. Some states do not recognize the effect of these elections or Alion’s S corporation status. For our Canadian subsidiary, Alion Science and Technology (Canada) Corporation, we accrue a tax liability, as required. The Company recorded no state income tax expense for each quarter ended March 31, 2006 and 2005, respectively.

Net Loss.  The net loss decreased approximately $16.5 million, or 94.8%, to $0.9 million for the quarter ended March 31, 2006 as compared to $17.4 million for the year ended March 31, 2005. The $16.5 million decrease is associated with factors discussed above.

Six Months Ended March 31, 2006 Compared to Six Months Ended March 31, 2005

For purposes of comparability, the selected financial information provided in the table below reflects the relative financial impact of the METI, CATI, JJMA, BMH and WCI acquisitions, which we refer to as the “Acquired Operations” of Alion, as they relate to the financial performance of Alion for the six months ended March 31, 2006 compared to the financial performance for the six months ended March 31, 2005. All operations of Alion, other than those acquired through the above-noted acquisitions are referred to as “non-acquired operations.” The selected financial information provided in the table are approximations of the actual results for the “acquired” and “non-acquired” operations of Alion.

	Six Months Ended March 31, 2006						Six Months Ended March 31, 2005
					Consolidated						Consolidated
	Consolidated				Operations Less		Consolidated				Operations Less
Financial information	Operations of Alion		Acquired Operations*		Acquired Operations		Operations of Alion		Acquired Operations*		Acquired Operations
	(Dollars in millions)						(Dollars in millions)
		%		%		%		%		%		%
		revenue		revenue		revenue		revenue		revenue		revenue

Total revenue	$212.5		$66.2		$146.3		$149.9		$16.3		$133.6
Material and subcontract revenue	66.6	31.3%	20.1	30.4%	46.5	31.8%	38.6	25.8%	4.1	25.4%	34.5
Total direct contract expenses	157.4	74.1%	48.0	72.6%	109.4	74.3%	109.6	73.1%	10.0	61.1%	99.6	74.6%
Major components of direct contract expense
Direct labor expense	88.7	41.7%	27.6	41.7%	61.1	41.7%	67.6	45.1%	5.8	35.3%	61.8	46.3%
Other direct expense (ODC)	5.2	2.5%	1.3	1.9%	4.0	2.7%	3.8	2.6%	0.1	0.8%	3.7	2.8%
Material and subcontract (M&S) expense	63.5	29.9%	19.2	29.0%	44.3	30.3%	38.2	25.5%	4.1	25.1%	34.1	25.5%
Gross profit	55.1	25.9%	18.2	27.5%	36.9	25.2%	40.3	26.9%	4.4	26.7%	35.9	26.9%
Total operating expense	56.8	26.6%	18.5	27.9%	38.1	26.0%	40.6	27.1%	3.6	22.2%	37.0	27.7%
Major components of operating expense
Indirect personnel and facilities	22.2	10.5%	8.3	12.6%	13.9	9.5%	14.1	9.4%	1.9	11.8%	12.2	9.1%
General and administrative	21.2	10.0%	7.9	11.9%	13.3	9.1%	14.4	9.6%	1.5	9.0%	12.9	9.7%
Depreciation and amortization	7.2	3.4%	2.3	3.4%	4.9	3.4%	7.3	4.8%	0.2	1.4%	7.1	5.3%
Stock-based compensation	5.0	2.4%	—	0.0%	5.0	3.4%	4.2	2.8%	—	0.0%	4.2	3.1%
Income (loss) from operations	$(1.4)	(1.2)%	$(0.3)	(0.4)%	$(1.1)	0.7%	$(0.4)	(0.2)%	$0.7	4.5%	$(1.1)	(0.8)%

*	For the six month periods ended March 31, 2006 and 2005, the operations of the acquired entities, METI, CATI, JJMA, BMH and WCI, respectively, have been fully integrated within Alion on a consolidated basis. The selected financial information provided in the table are approximations of the actual results for the Acquired and Non-Acquired operations of Alion.

Revenues.  Revenues increased $62.6 million to $212.5 million for the six months ended March 31, 2006, or 41.8%, from $149.9 million for the six months ended March 31, 2005. JJMA generated approximately $48.7 million of the approximate $49.9 million in increased revenue from acquired operations. An additional $12.7 million came primarily from work on contracts that were in existence during the prior year. Alion acquired JJMA on April 1, 2005 and for the six months ended March 31, 2005, JJMA was not affiliated with Alion.

For the six months ended March 31, 2006, additional work under contracts that were in existence during the prior year included approximately $4.4 million of additional revenue on the Night Vision contract and approximately $1.7 million of additional revenue on the MSIAC contract. JSC contract revenues decreased approximately $5.2 million to approximately $18.4 million for the six months ended March 31, 2006 compared to approximately $23.6 million for the six months ended March 31, 2005. The decrease was due to a shift of non-core, sponsored JSC contract tasks to other Alion contracts, a shift of JSC facilities management tasks to a small businesses contractor and decreased funding for core JSC tasks. Revenue for the balance of our contracts increased approximately $11.4 million for the six months ended March 31, 2006 compared to the six months ended March 31, 2005.

M&S revenue increased approximately $28.0 million to $66.6 million, or 72.5%, from $38.6 million for the six months ended March 31, 2006 and 2005. JJMA generated approximately $15.8 million of the $16.0 million M&S revenue increase from acquired operations, principally from JJMA’s support of the Department of the Navy. Non-acquired operations generated approximately $12.0 million of additional M&S revenue of which approximately $4.4 million came from the Night Vision contract. Various other contracts contributed $7.6 million of additional M&S revenue. M&S revenue increased approximately 5.5% to 31.3% from 25.8% for the six months ended March 31, 2006 and 2005. due in part to higher profit margins on work performed by acquired operations.

Direct Contract Expenses.  Direct contract expenses increased approximately $47.8 million to $157.4 million, or 43.6%, from $109.6 million for the six months ended March 31, 2006, and 2005, respectively. Acquired operations generated approximately $38.0 million of the increase and approximately $9.8 million was generated by non-acquired operations. Direct contract expenses were 74.1% of revenue for the six months ended March 31, 2006 as compared to 73.1% for the six months ended March 31, 2005.

•	Direct labor expense for the six months ended March 31, 2006 increased by $21.1 million, or 31.2%, to $88.7 million from $67.6 million for the six months ended March 31, 2005. Direct labor expense decreased to 41.7% from 45.1% of revenue for the six-month periods ended March 31, 2006 and 2005 due to a shift from direct labor to M&S expense.

•	M&S expense increased approximately $25.3 million, or 66.2%, to $63.5 million for the six months ended March 31, 2006, compared to $38.2 million for the six months ended March 31, 2005. M&S expense was 29.9% and 25.5% of revenue for the six months ended March 31, 2006 and 2005. The increased expense is associated with the increased M&S work described above. M&S expense as a percentage of M&S revenue, decreased to approximately 95.3% from 98.9% for the six months ended March 31, 2006 and 2005, primarily as a result of increased profit margins on M&S work by acquired operations.

Gross Profit.  Gross profit increased $14.8 million, or 36.7%, to $55.1 million for the six months ended March 31, 2006, from $40.3 million for the six months ended March 31, 2005. Acquired operations generated $13.7 million and non-acquired operations generated $1.1 million of the $14.8 million of increased gross profit.

Gross profit was 25.9% and 26.9% of revenue for six months ended March 31, 2006 and 2005. Although M&S work was more profitable than it normally is, M&S effort typically generates lower profit margins than direct labor does. Our M&S work has been increasing relative to direct labor, as a result of contracts obtained with our acquired operations as well as higher levels of M&S related work on contracts in existence in prior years. This trend is expected to continue for approximately the next two fiscal years or until backlog on these contracts is expended.

Operating Expenses.  Operating expenses increased $16.2 million, or 39.9% to $56.8 million for the six months ended March 31, 2006, from $40.6 million for the six months ended March 31, 2005. Acquired operations generated $14.9 million of increased operating expenses while non-acquired operations generated the remaining $1.1 million of the $16.2 million increase. Operating expense was 26.6% and 27.1% of revenue for the six months ended March 31, 2006 and 2005. The changes in some of specific components of operating expenses were:

•	Operating expenses for indirect personnel and rental and occupancy expenses increased approximately $8.1 million, or 57.5%, to $22.2 million for the six months ended March 31, 2006, from $14.1 million for the six months ended March 31, 2005. Operating expenses for indirect personnel and facilities were 10.5% and 9.4% of revenue for the six months ended March 31, 2006 and 2005. The increase is partially attributable to expense associated with integrating the BMH and WCI acquisitions in the second quarter of fiscal year 2006.

•	General and administrative (G&A) expense increased approximately $6.8 million, or 47.2%, to $21.2 million for the six months ended March 31, 2006, compared to $14.4 million for the six months ended March 31, 2005. G&A expenses were 10.0% and 9.6% of revenue for the six months ended March 31, 2006 and 2005. For the six months ended March 31, 2006, approximately $1.3 million in additional external accounting and legal fees were related to the completion of an independent investigation relating to an anonymous letter received by the Company shortly before the deadline for filing the Annual Report. The anonymous letter alleged, among other things, that one of the Company’s business units had engaged in illegal activities. The independent investigators concluded there was no material basis for the allegations. Approximately $0.8 million of additional third-party legal and accounting fees were associated with acquisitions. These additional expenses represent approximately 1.0% of revenue.

•	Depreciation and amortization expense decreased approximately $0.1 million, or 1.4%, to $7.2 million for the six months ended March 31, 2006, compared to $7.3 million for the six months ended March 31, 2005. Depreciation expense primarily arises from fixed assets while amortization expense derives primarily from purchased contracts. Amortization expense decreased approximately $0.9 million because amortization of contracts purchased from IITRI ended in December 2005. This was offset by approximately $0.3 million of amortization expense for other intangibles. Depreciation expense increased approximately $0.5 million. Depreciation and amortization expense was 3.4% and 4.9% of revenue for the six months ended March 31, 2006 and 2005.

•	Stock-based compensation expense relates to the SAR and phantom stock plans. This expense increased approximately $0.8 million, or 19.0% to $5.0 million for the six months ended March 31, 2006, compared to approximately $4.2 million for the six months ended March 31, 2005. The increase in stock-based compensation expense results from the relative change in price of a share of Alion common stock in the six months ended March 31, 2006 and 2005 and, to a lesser extent, the increase in awards granted. For the six months ended March 31, 2006, the Company’s stock increased $1.17 per share to $37.06 from $35.89. For the six months ended March 31, 2005, the Company’s stock increased $9.87 per share to $29.81 from $19.94. Stock-based compensation was approximately 2.4% and 2.8% of revenue for the six months ended March 31, 2006 and 2005, respectively.

Operating Loss.  Operating losses increased to $1.4 million from $0.4 million for the six months ended March 31, 2006 and 2005, respectively, and was generated primarily by the acquired operations. For the six months ended March 31, 2006 and 2005, the operating loss from non-acquired operations was partially attributable to stock-based compensation expense of approximately $5.0 million and $4.2 million, respectively.

Other Income (Expense).  Other income (expense) decreased approximately $15.7 million to approximately $7.2 million, or 68.6%, for the six months ended March 31, 2006, from $22.9 million for the six months ended March 31, 2005. As a component of other income (expense), interest expense decreased approximately $15.0 million, or 65.5%, to $7.9 million for the six months ended March 31, 2005 from $22.9 million for the six months ended March 31, 2005 and is summarized in the following table:

	For Six Months Ended March 31,
	2006	2005

Revolving facility	$0.3	$0.1
Senior term loan	5.3	2.1
Mezzanine note — cash pay interest	—	1.8
- accretion of debt discount	—	2.1
Subordinated note — PIK interest	1.2	1.2
- accretion of long-term deferred interest	0.3	0.3
- accretion of debt discount	0.5	0.4
Agreements with officers	—	0.1
Accretion of warrant liability(a)	0.3	14.7
Other	0.0	0.1

	$7.9	$22.9

(a)	Reflects change in value assigned to the detachable warrants associated with the change in the value of Alion common stock.

Income Tax (Expense) Benefit.  The Company has filed qualified subchapter-S elections for all of its subsidiaries to treat them as disregarded entities for federal income tax purposes. Some states do not recognize the effect of these elections or Alion’s S-corporation status. The Company recorded $0.02 million and $0.05 million in state income tax expense for the six months ended March 31, 2006 and March 31, 2005, respectively.

Net Loss.  The Company’s net loss decreased approximately $14.6 million or 62.7% to $8.7 million for the six months ended March 31, 2006, from $23.3 million for the six months ended March 31, 2004, due to the factors discussed above.

Liquidity and Capital Resources

The Company’s primary liquidity requirements are for debt service, working capital, capital expenditures, and acquisitions. The Company’s principal working capital need is to fund accounts receivable, which increases with the growth of the business. We are funding our present operations, and we intend to fund future operations, primarily through cash provided by operating activities and through use of our revolving credit facility.

The following discussion relates to the cash flow of Alion for the six months ended March 31, 2006 and 2005.

Operating activities used approximately $10.1 million and provided approximately $18.8 million (provided) in net cash for the six month periods ended March 31, 2006 and 2005, respectively. The $28.9 million increase in use of cash is primarily attributable to the approximate $23.7 million increase in use of cash to fund growth in accounts receivable.

Net cash used in investing activities was approximately $42.4 million and $19.7 million for the six months ended March 31, 2006 and 2005, respectively. During the six months ended March 31, 2006, the Company used cash of approximately $38.9 million for the acquisitions of BMH and WCI. During the six months ended March 31, 2005, the Company used cash approximately $18.2 million for the following acquisitions and investments: CATI — $7.3 million; METI — $7.0 million; Countermeasures, Inc. — $2.4 million; VectorCommand Ltd. — $1.5 million. The Company spent approximately $1.1 million for capital expenditures unrelated to its acquisitions.

Net cash used in financing activities was approximately $20.2 million for the six month period ended March 31, 2006, compared to net cash used in financing activities of approximately $1.4 million for the six month period ended March 31, 2005. During the six months ended March 31, 2006, Alion borrowed approximately $42.0 million in proceeds under the Term B Senior Credit Facility ($32.0 million under an incremental term loan and approximately $10.0 million under the revolving credit facility), used cash of approximately $13.6 million for the redemption of the mezzanine warrants held by IIT and Dr. Atefi, and purchased approximately $7.6 million in common stock from the ESOP Trust. During the six months ended March 31, 2005, Alion borrowed $22.0 million in proceeds under the Term B Senior Credit Facility and borrowed approximately $3.0 million on the revolving line credit facility. Proceeds from these borrowings were used to redeem the Mezzanine Note for approximately $19.6 million, pay approximately $1.8 million in prepayment penalty for early redemption of the Mezzanine Note, and pay approximately $1.8 million for the redemption of agreements with Company officers.

Discussion of Debt Structure

On August 2, 2004, the Company entered into a new Term B senior secured credit facility (the Term B Senior Credit Facility) with a syndicate of financial institutions for which Credit Suisse (CS) serves as arranger, administrative agent and collateral agent, and for which LaSalle Bank National Association serves as syndication agent. On April 1, 2005, the Company entered into an incremental term loan facility and an amendment to the Term B Senior Credit Facility (Amendment One), which added $72 million in term loans to the Company’s total indebtedness under the Term B Senior Credit Facility. On March 24, 2006, the Company entered into a second incremental term loan facility and second amendment to the Term B Senior Credit Facility (Amendment Two), which increased the term loan commitment under the Term B Senior Credit Facility by $68.0 million, of which the Company had borrowed $32.0 million as of March 31, 2006. Amendment Two also increased the revolving credit commitment under the senior revolving credit facility from $30.0 million to $50.0 million.

The discussion below describes the Term B Senior Credit Facility, as modified by Amendments One and Two, and certain of the initial debt agreements (and other related instruments) used to finance the Transaction.

Term B Senior Credit Facility

The Term B Senior Credit Facility has a term expiring August 2, 2009 and consists of:

•	a senior term loan in the current approximate amount of $210.2 million including the incremental term loans of which approximately $174.2 million had been drawn down as of March 31, 2006;

•	a senior revolving credit facility, in the amount of $50.0 million, of which approximately $10.0 million was actually borrowed as of March 31, 2006 and approximately $2.6 million was deemed borrowed as of March 31, 2006, for letters of credit; and

•	An uncommitted incremental term loan “accordion” facility in the amount of $150.0 million in addition to the two incremental term loan facilities we entered into as of April 1, 2005 and March 24, 2006.

The Term B Senior Credit Facility requires us to repay 1 percent of the principal balance of the senior term loan during each of the first four years (fiscal years 2005 through 2008) of its term and 96 percent of the principal balance outstanding during the fifth and final year (2009) of the term. Until the quarter ended March 31, 2006, the Company was obligated to pay principal quarterly installments of $360,000 on the senior term loan. Beginning with the quarter ending June 30, 2006 and through the quarter ending September 30, 2008, the Company is currently obligated to pay quarterly principal installments of $435,500. On each of December 31, 2008, March 31, 2009, June 30, 2009 and August 2, 2009, the Company is obligated to pay principal installments of $42,461,250.

Under the senior revolving credit facility, the Company may request up to $5.0 million in letters of credit and may borrow up to $5.0 million in swing line loans for short-term borrowing needs. The Company must pay all principal obligations under the senior revolving credit facility in full no later than August 2, 2009.

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

If the Company borrows any additional term loans (including loans under the uncommitted incremental term loan “accordion” facility) and certain economic terms of the incremental term loan, such as applicable yields, maturity dates and average life to maturity, are more favorable to the new lenders than the comparable economic terms under the existing senior term loans, then the Term B Senior Credit Facility provides that the applicable interest rate spread will be adjusted upward if the yield payable under the incremental term loan exceeds the yield under the senior term loan by more than 50 basis points. As a result, if the Company borrows additional term loans, the Company’s borrowings under the existing senior term loans may become more expensive.

The Term B Senior Credit Facility requires that the Company’s existing subsidiaries and subsidiaries acquired during the term of the Term B Senior Credit Facility, other than certain insignificant subsidiaries, guarantee the Company’s Term B Senior Credit Facility obligations. The Term B Senior Credit Facility is guaranteed by HFA, CATI, METI, JJMA, BMH and WCI.

Use of Proceeds.  On August 2, 2004, the Company borrowed $50.0 million through the senior term loan under the Term B Senior Credit Facility and used approximately $47.2 million to retire its then outstanding senior term loan and revolving credit facility administered by LaSalle Bank including principal and accrued unpaid interest and paid approximately $3.3 million in transaction fees. In October 2004, the Company borrowed approximately $22.0 million of the senior term loan to retire our existing $19.6 million mezzanine note and to pay approximately $2.4 million in accrued unpaid interest and prepayment premium. On April 1, 2005, the Company borrowed $72.0 million in an incremental term loan under the Term B Senior Credit Facility. The Company used approximately $58.7 million of the incremental term loan proceeds to pay a portion of the JJMA acquisition price, and approximately $1.25 million to pay transaction fees associated with the incremental term loan. The Company used approximately $12.0 million to pay a portion of the BMH acquisition price. On March 24, 2006, the Company entered into Amendment Two which made available to the Company $68.0 million in additional incremental term loans, of which the Company had borrowed $32.0 million as of March 31, 2006. The Company used approximately $16.5 million of these incremental term loan proceeds to pay a portion of the WCI acquisition price, and approximately $13.6 million to redeem the mezzanine warrants held by IIT and Bahman Atefi.

The Term B Senior Credit Facility permits the Company to use the remaining undrawn portion of the $68.0 million second incremental term loan facility to finance permitted acquisitions and for general corporate purposes, among other things.

The Term B Senior Credit Facility permits the Company to use the remainder of its senior revolving credit facility for working capital needs, other general corporate purposes, and to finance permitted acquisitions. The Term B Senior Credit Facility permits the Company to use any proceeds from the uncommitted incremental term loan facility to finance permitted acquisitions and for any other purpose permitted by any future incremental term loan.

Security.  The Term B Senior Credit Facility is secured by a security interest in all of the Company’s current and future tangible and intangible property, as well as all of the current and future tangible and intangible property of the Company’s subsidiaries, HFA, CATI, METI, JJMA, BMH and WCI.

Interest and Fees.  Under the Term B Senior Credit Facility, the senior term loan and the senior revolving credit facility can each bear interest at either of two floating rates. The Company was entitled to elect that interest be payable on the Company’s $174.2 million senior term loan at an annual rate equal to either: 1) the prime rate charged by CS plus 150 basis points or, 2) the Eurodollar rate plus 250 basis points. The Company was also entitled to elect that interest be payable on the senior revolving credit facility at an annual rate dependent on the Company’s leverage ratio and whether the borrowing is a Eurodollar or an alternate base rate (ABR) borrowing. Under the Term B Senior Credit Facility, if the Company were to elect a Eurodollar borrowing under its senior revolving credit facility, interest would be payable at an annual rate equal to the Eurodollar rate plus additional basis points as reflected in the table below under the column “Eurodollar Spread” corresponding to the Company’s leverage ratio at the time. Under the Term B Senior Credit Facility, if the Company were to elect an ABR borrowing under its senior revolving credit facility, the Company may choose an alternate base interest rate based on CS’s prime rate or a federal funds effective rate, plus additional basis points reflected in the table below under the columns “Prime Rate ABR Spread” corresponding to the Company’s leverage ratio at the time.

	Eurodollar	Federal Funds	Prime Rate
	Spread	ABR Spread	ABR Spread
Leverage Ratio	(in basis points)	(in basis points)	(in basis points)

Category 1	275	225	175
Greater than or equal to 3.00 to 1.00
Category 2	250	200	150
Greater than or equal to 2.50 to 1.00 but less than 3.00 to 1.00
Category 3	225	175	125
Greater than or equal to 2.00 to 1.00 but less than 2.50 to 1.00
Category 4	200	150	100
Less than 2.00 to 1.00

On April 1, 2005, the Company elected to have the senior term loan bear interest at the Eurodollar rate and the senior revolving credit facility bear interest at the ABR rate based on CS’s prime rate. As of March 31, 2006, the Eurodollar rate on the senior term loan was 7.33 percent (4.83 percent plus 2.50 percent Eurodollar spread) and the ABR rate was 9.50 percent (7.75 percent plus 1.75 percent spread).

Under the Term B Senior Credit Facility, the Company is required to enter into an interest rate hedge agreement acceptable to CS to fix or cap the actual interest the Company will pay on no less than 40 percent of the Company’s long-term indebtedness.

On August 16, 2004, the Company entered into an interest rate cap agreement effective as of September 30, 2004 with one of its senior lenders. Under this agreement, the Company paid approximately $319,000 to fix the Company’s maximum effective rate of interest with regard to approximately $36.9 million in principal balance, declining over time, of the Term B Senior Credit Facility. The rate was not to exceed 6.64 percent (i.e., LIBOR 3.89 percent cap plus maximum 2.75 percent Eurodollar spread) from -September 30, 2004 through September 29, 2005 and was not to exceed 7.41 percent (i.e., LIBOR 4.66 percent cap plus 2.75 percent maximum Eurodollar spread) from September 30, 2005 through September 30, 2007. The Company’s maximum effective rate under the first interest rate cap agreement has been reset and capped at a maximum interest rate of 7.16 percent (LIBOR 4.66 percent cap plus maximum 2.50 percent Eurodollar spread) pursuant to Amendment Two. As of March 31, 2006, the amount of the Company’s senior term loan hedged by this interest rate cap agreement was $36.9 million. The amount of the Company’s senior term loan hedged by this agreement will decrease quarterly by an amount ranging from approximately $100,000 to $150,000. For the period June 9, 2007 through September 30, 2007, the amount of the Company’s senior term loan hedged by this agreement will be $34,481,500.

On April 15, 2005, the Company entered into a second interest rate cap agreement which covers an additional $28.0 million of the Company’s long-term indebtedness. The interest on that portion of the Company’s long-term indebtedness is capped at 7.25 percent (LIBOR 5.00 percent cap plus 2.25 percent Eurodollar spread). For this second cap agreement, the Company paid a senior lender $117,000. The second interest rate cap agreement terminates on September 30, 2007. The Company’s maximum effective rate under the second interest rate cap agreement has been reset and capped at a maximum interest rate of 7.50 percent (LIBOR 5.00 percent plus

2.50 percent Eurodollar spread) pursuant to Amendment Two. As of March 31, 2006, approximately $64.9 million, or approximately 37.3 percent (See Note 17, “Subsequent Event”), of the $174.2 million drawn under the Term B Senior Credit Facility was at a capped interest rate. The maximum effective interest rate on the $64.9 million that is currently under cap agreements is approximately 7.31 percent. The remaining outstanding aggregate balance under the Term B Senior Credit Facility over $64.9 million, which was approximately $109.3 million as of March 31, 2006, is not subject to any interest rate cap.

Subject to certain conditions, the Company may convert a Eurodollar-based loan to a prime-rate based loan and the Company may convert a prime-rate based loan to a Eurodollar-based loan.

The Company is obligated to pay on a quarterly basis a commitment fee of 0.50 percent per annum on the daily unused amount in the preceding quarter of the unused portion of the senior term loan and the unused portion of the $50.0 million senior revolving credit facility.

For the six months ended March 31, 2006, the Company has paid a commitment fee of zero and approximately $0.06 million on the unused amounts of the senior term loan and senior revolving credit facility, respectively. As of March 31, 2006, the unused amounts of the senior term loan and senior revolving credit facility were $36.0 million and approximately $40.0 million, respectively.

Each time a letter of credit is issued on the Company’s behalf under the senior revolving credit facility, the Company is required to pay a fronting fee not in excess of 0.25 percent of the face amount of the letter of credit issued. In addition, the Company is required to pay quarterly in arrears a letter of credit fee based on the interest rate spread applicable to the revolving credit facility borrowing made to issue the letter of credit. The Company will also pay standard issuance and administrative fees specified from time to time by the bank issuing the letter of credit.

In addition to letter of credit fees, commitment fees and other fees payable under the Term B Senior Credit Facility, the Company is also required to pay an annual agent’s fee.

During the remainder of fiscal year 2006 and the next four fiscal years, at a minimum, we expect that we will have to make the estimated interest and principal payments set forth below.

	5-Fiscal Year Period
	2006*	2007	2008	2009	2010
	($ In thousands)

Bank revolving credit facility - Interest(1)	$308	$250	$250	$150	$—
Senior Secured Term B Loan - Interest(2)	6,389	12,609	12,636	6,456	—
- Principal(3)	871	1,742	1,742	169,845	—
Subordinated note - Interest(4)	—	—	—	6,384	3,192
- Principal(4)	—	—	—	27,132	27,132

Total cash — Pay interest	6,697	12,859	12,886	13,090	3,192
Total cash — Pay principal	871	1,742	1,742	196,977	27,132

Total	$7,568	$14,601	$14,628	$210,067	$30,324

*	Estimated interest expense for the remainder of fiscal 2006

(1)	We anticipate accessing, from time to time, our $50.0 million bank revolving credit facility to finance our ongoing working capital needs. The term of the revolving credit facility is five years. For the remainder of fiscal year 2006, we anticipate the balance drawn on the revolving credit facility will be approximately $4.75 million, which will decline during the remainder of fiscal year 2006 as we anticipate improved collections on outstanding accounts receivable. For the fiscal years 2007 through 2009, we anticipate the balance drawn on the revolving credit facility will be minimal. Interest expense value includes an estimate for the unused balance fee on the $50.0 million revolving credit facility.

(2)	The projected average annual balance we estimate will be drawn under the Senior Secured Term B Loan is as follows: $173.7 million, $172.5 million, $170.7 million, and $84.9 million for the remainder of fiscal year 2006 and for fiscal years ending September 30, 2007, 2008, and 2009, respectively. The Company expects it will need to refinance the Term B Senior Credit Facility before the end of fiscal year 2008 and expects interest expense to continue at levels similar to prior years. Based on an estimated LIBOR rate plus the CS Eurodollar spread, the effective annual interest rate for the remainder of fiscal year 2006 and for fiscal years 2007, 2008, and 2009 is estimated to be approximately 7.3%, 7.2%, 7.3%, and 7.6%, respectively. The effective interest rate takes into account the interest rate cap agreements which limit the interest rate on a portion, but not all, of the outstanding principal balance of the Term B Senior Credit Facility. The current cap agreements expire in September 2007. Outstanding principal balances not under the cap agreements had interest based on the Eurodollar rate. The term of the Senior Secured Term B Loan is five years. The approximate impact of a 1% increase in the interest rate, as applied to principal balances drawn under the Senior Secured Term B Loan not covered by the current interest rate cap agreements would be $0.4 million, $0.8 million, $0.8 million, and $1.7 million for the remainder of fiscal year 2006 and for fiscal years ending September 30, 2007, 2008, and 2009, respectively. Estimated interest expense includes an estimate for the commitment fee on the Senior Secured Term B Loan.

(3)	The Term B Senior Credit Facility requires us to repay 1 percent of the principal balance outstanding under the senior term loan during each of the fiscal years 2006 through 2008 and 96 percent of the principal balance outstanding during fiscal year 2009 of the term. The table reflects the balance drawn of $174.2 million as of March 31, 2006, resulting in expected annual principal payments of approximately $0.9 million for the remainder of fiscal year 2006 and $1.7 million in each of fiscal years 2007, and 2008. During the fifth year, or 2009, we are scheduled to pay principal in the amount of $168.9 million. The Term B Senior Credit Facility also requires us to make mandatory prepayments of principal depending upon whether we generate certain excess cash flow in a given fiscal year, we issue certain equity, we issue or incur certain debt or we sell certain assets. As of March 31, 2006, no mandatory prepayments are due.

(4)	Interest expense on the subordinated note during the four fiscal years from 2006 to 2008 is 6% simple interest, paid-in-kind by the issuance of PIK notes. These interest amounts accrue to principal increasing the principal value of the subordinated note. PIK notes do not bear interest. Interest obligations paid by issuance of the PIK notes does not compound. In the years 2006 through 2008, the PIK interest on the Subordinated Note will be approximately $2.4 million in each year. During the eight-year term of the Subordinated Note, approximately $14.2 million of principal accretes to the note through the PIK notes. These amounts are included in the principal payments in fiscal years 2009 and 2010. In years 2009 and 2010, interest will be 16% paid quarterly in cash on the original principal of $39.9 million. The principal, together with the outstanding balance of the PIK notes, will be paid in equal amounts at the end of fiscal years 2009 and 2010.

Other Obligations

  Earn-outs

The Company has earn out commitments related to the following acquisitions:

AB Technologies (AB Tech) — The earn out was based on an agreed-upon formula applied to net income of the business units that formerly comprised AB Tech. For the six months ended March 31, 2006 and 2005, the Company recognized zero and approximately $1.4 million, respectively, in earn out obligation associated with this agreement. The earn out obligation expired on February 7, 2005, the fifth anniversary of the original acquisition date.

ITSC — The earn out was based on a portion of the gross revenue of the business units that formerly comprised ITSC. For the six month periods ended March 31, 2006 and 2005, the Company recognized zero and approximately $0.3 million, respectively, in earn out obligation associated with this agreement. The obligation expired September 30, 2005.

CATI — There is an earn out provision not to exceed a total of $8.25 million based on the revenue of the business units that formerly comprised CATI for fiscal years 2005 through 2007. There is a second earn out provision not to exceed $1.5 million based on attaining certain revenue goals in the commercial aviation industry.

The obligations continue until September 2007. For the six months ended March 31, 2006 and 2005, the Company recognized approximately $2.0 million and zero, respectively, in earn out obligation related to CATI.

BMH — There is an earn out provision not to exceed a total of $6.0 million based on the revenue of the business units that formerly comprised BMH. The obligation continues until December 2007. For the six months ended March 31, 2006 and 2005, the Company recognized no earn out obligation related to BMH.

WCI —  There is an earn out provision not to exceed a total of $2.5 million based on the revenue of the business units that formerly comprised WCI not to exceed a cumulative total of $4 million. The obligation continues until September 2007. For the six months ended March 31, 2006 and 2005, the Company recognized no earn out obligation related to WCI.

Lease Payments

The Company’s remaining minimum lease payment obligations under non-cancelable operating leases for the remainder of fiscal year 2006 and for fiscal years ending 2007, 2008, 2009, 2010 and 2011 are $9.6 million, $16.4 million, $15.0 million, $11.9 million $7.5 million and $4.6 million respectively. The remaining aggregate obligations on these leases thereafter are approximately $1.9 million. Commercial facility lease expenses are included in these amounts. These commercial facility lease obligations are currently reimbursable costs under the Company’s government contracts.

Other Obligations

Other contingent obligations which will impact the Company’s cash flow include:

•	Repurchase obligations under the KSOP;

•	Obligations related to the holder’s put rights associated with the Subordinated Note warrants; and

•	Obligations relating to our stock based compensation plans.

As of March 31, 2006, the Company has spent a cumulative total of $17.5 million to repurchase shares of its common stock from the Trust to satisfy obligations under the KSOP to terminated employees.

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

The Company’s business plan calls for it to continue to acquire companies with complementary technologies. The Term B Senior Credit Facility allows the Company to make certain permitted acquisitions, and the Company intends to use a portion of the financing available to it under the Term B Senior Credit Facility to make permitted acquisitions.

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

Interest rate risk

The Company’s exposure to interest rate risk is primarily due to the debt it incurred to finance the Transaction and the subsequent refinancing of a portion of that debt in August 2004 and additional financing undertaken by the Company in October 2004, April 2005, and March 2006. The Subordinated Note has a stated fixed interest rate, and therefore presents no risk of change to interest charges as a result of an increase in market interest rates. The balance drawn under the $50.0 million senior revolving credit facility bears interest at variable rates based on CS’s prime rate plus a maximum spread of 225 basis points. The balance on the Senior Secured Term B Loan bears interest at variable rates tied to the Eurodollar rate. Such variable rates increase the risk that interest charges will increase materially if market interest rates increase. The Company has reduced, in part, the maximum total amount of variable interest rate risk on the Senior Secured Term B Loan by entering into three interest rate cap agreements that cover the first $94.9 million, or approximately 54.5% of principal borrowed (which balance declines over time). Under the first cap agreement, in exchange for our payment to a senior lender of approximately $0.3 million, our maximum effective rate of interest payable with regard to an approximately $36.9 million portion of the outstanding principal balance of the Senior Secured Term B Loan will not exceed 6.39 percent. (i.e., LIBOR 3.89 percent cap plus maximum 2.50 percent Eurodollar spread) for the period September 30, 2004 through September 29, 2005 and is not to exceed 7.16 percent (i.e., LIBOR 4.66 percent cap plus 2.50 percent maximum Eurodollar spread) for the period September 30, 2005 through September 29, 2007. Under the second cap agreement, in exchange for our payment to a senior lender of approximately $0.1 million, our maximum effective interest rate payable with regard to an approximately $28.0 million additional portion of the outstanding principal balance under the Senior Secured Term B Loan will not exceed 7.50% (i.e., LIBOR 5.0 percent cap plus maximum 2.50 percent Eurodollar spread) through the date of termination of the second interest rate cap agreement on September 30, 2007. On April 4, 2006, the Company entered into a third interest rate cap agreement which covers an additional $30.0 million of the Company’s long-term indebtedness. The interest on such portion of the Company’s long-term indebtedness is capped at 8.00 percent (i.e., LIBOR 5.50 percent cap plus 2.50 percent Eurodollar spread). For this third cap agreement, the Company paid a senior lender $43,600. The third interest rate cap agreement terminates on September 30, 2007.

As of April 4, 2006, and subsequent to the entering into the third interest rate cap agreement described above, approximately $94.9 million or 54.5 percent of the $174.2 million drawn under the Term B Senior Credit Facility is at a capped interest rate. The maximum effective interest rate on the $94.9 million, that is now currently under cap agreements, is approximately 7.53 percent. The remaining outstanding aggregate balance under the Term B Senior Credit Facility over $94.9 million, which was approximately $79.3 million as of April 4, 2006, is not subject to any interest rate cap agreements or arrangements. For a description of the existing interest rate cap arrangements, refer to “Discussion of Debt Structure” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The approximate impact of a 1% increase in the interest rate, as applied to principal balances drawn under the Senior Secured Term B Credit Facility that are not covered by the current interest rate cap agreement, would be approximately $0.4 million, $0.8 million, $0.8 million, and $1.7 million for the remainder of fiscal year 2006 and for fiscal years ending September 30, 2007, 2008, and 2009, respectively.

The Company does not use derivatives for trading purposes. It invests its excess cash in short-term, investment grade, and interest-bearing securities.

Foreign currency risk

The Company’s expenses and revenues from its international research contracts are generally denominated in U.S. dollars. The Company does not believe that its operations are subject to material risks associated with currency fluctuations.

Risk associated with the value of Alion common stock

The Company has exposure to change in the fair market value of Alion’s common stock as the economic basis for the estimate of contingent obligations relating to the holder’s put rights associated with the Subordinated Note warrants. The value of this obligation would increase by approximately $4.1 million if the price of the Company’s stock were to increase by 10% and would decrease by approximately $3.9 million if the price of the Company’s stock were to decrease by 10%.

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

See Footnote 18 to the Consolidated Financial Statements.

Other than the actions discussed in Footnote 18, the Company is not involved in any legal proceeding other than routine legal proceedings occurring in the ordinary course of business. The Company believes that these routine legal proceedings, in the aggregate, are not material to its financial condition and results of operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None, other than sales of securities already reported by the Company in current reports on Form 8-K.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

2.1	Stock Purchase Agreement by and among Identix Public Sector, Inc. Identix Incorporated and Alion Science and Technology Corporation, dated February 13, 2004.(4)
3.1	Third Amended and Restated Certificate of Incorporation of Alion Science and Technology Corporation.(16)
3.2	Amended and Restated By-laws of Alion Science and Technology Corporation.(18)
4.1	Amended and Restated Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(1)
4.2	First Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(2)
4.3	Second Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(3)
4.4	Third Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(3)
4.5	Fourth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(3)
4.6	Fifth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(5)
4.7	Sixth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(5)
4.8	Seventh Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(5)

Exhibit No.	Description

4.9	Eighth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(5)
4.10	Ninth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(9)
4.11	Tenth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(18)
4.12	Eleventh Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(18)
10.5	Seller Note Securities Purchase Agreement by and between IITRI and Alion Science and Technology Corporation.(2)
10.8	Rights Agreement.(2)
10.9	First Amendment to The Alion Science and Technology Corporation 2002 Stock Appreciation Rights Plan.(3)*
10.14	Employment Agreement between Alion Science and Technology Corporation and Bahman Atefi.(2)*
10.15	Employment Agreement between Alion Science and Technology Corporation and Stacy Mendler.(2)*
10.16	Employment Agreement between Alion Science and Technology Corporation and Randy Crawford.(2)*
10.17	Employment Agreement between Alion Science and Technology Corporation and Barry Watson.(2)*
10.18	Employment Agreement between Alion Science and Technology Corporation and John Hughes.(2)*
10.23	Alion Executive Deferred Compensation Plan.(2)*
10.24	Alion Director Deferred Compensation Plan.(2)*
10.25	First Amendment to The Alion Science and Technology Corporation Director Deferred Compensation Plan.(3)*
10.26	Alion Science and Technology Corporation Phantom Stock Plan.(2)*
10.27	First Amendment to The Alion Science and Technology Corporation Phantom Stock Plan.(9)*
10.29	First Amendment to the Credit Agreement by and among LaSalle Bank National Association as agent, various lenders and Alion Science and Technology Corporation.(6)
10.30	Second Amendment to the Credit Agreement by and among LaSalle Bank National Association as agent, various lenders and Alion Science and Technology Corporation.(8)
10.31	Agreement between Alion Science and Technology Corporation and James Fontana.(8)*
10.32	Employment Agreement between Alion Science and Technology Corporation and Leroy R. Goff III.(8)*
10.33	Third Amendment to the Credit Agreement by and among LaSalle Bank National Association as agent, various lenders and Alion Science and Technology Corporation.(7)
10.34	Addendum to Employment Agreement between Alion Science and Technology Corporation and James Fontana.(7)*
10.35	Second Amendment to the Alion Science and Technology Corporation Phantom Stock Plan.(7)*
10.36	Senior Secured Credit facility that includes a revolving credit facility and Term B note, by and among Credit Suisse First Boston as arranger, various lenders, and Alion Science and Technology Corporation.(9)
10.37	First Amendment to the Mezzanine Warrant Agreement.(9)
10.38	First Amendment to the Seller Warrant Agreement.(9)
10.39	First Amendment to the Alion Mezzanine Warrant Agreement between Alion Science and Technology Corporation, Alion Science and Technology Corporation Employee Ownership, Savings and Investment Trust, and Bahman Atefi.(9)*
10.40	Third Amendment to the Alion Science and Technology Corporation Phantom Stock Plan.(10)*
10.41	Alion Science and Technology Corporation Performance Shares and Retention Phantom Stock Plan.(10)*

Exhibit No.	Description

10.42	Second Amendment to the Alion Science and Technology Corporation 2002 Stock Appreciation Rights Plan.(10)*
10.43	Alion Science and Technology Corporation 2004 Stock Appreciation Rights Plan.(10)*
10.44	Second Amendment to the Alion Science and Technology Corporation Directors’ Deferred Compensation Plan.(10)*
10.45	Second Amendment to the Alion Science and Technology Corporation Executive Deferred Compensation Plan.(10)*
10.46	Second Amendment to the Seller Warrant Agreement.(10)
10.47	Second Amendment to the Mezzanine Warrant Agreement.(10)
10.48	Second Amendment to the Alion Mezzanine Warrant Agreement between Alion Science and Technology Corporation, Alion Science and Technology Corporation Employee Ownership, Savings and Investment Trust, and Bahman Atefi.(10)
10.49	Commitment letter by and between Alion Science and Technology Corporation and Credit Suisse First Boston for a $72 million Incremental Term Loan Facility under existing Senior Credit Facility.(11)
10.50	Third Amendment to the Seller Warrant Agreement.(12)
10.51	Third Amendment to Mezzanine Warrant Agreement.(12)
10.52	Third Amendment to the Alion Mezzanine Warrant Agreement between Alion Science and Technology Corporation, Alion Science and Technology Corporation Employee Ownership, Savings and Investment Trust, and Bahman Atefi.(12)
10.53	Stock Purchase Agreement by and among Alion Science and Technology Corporation, John J. McMullen Associates, Inc., Marshall and Ilsley Trust Company, N.A. as Trustee to the John J. McMullen, Inc. Employee Stock Ownership Trust and P. Thomas Diamant, Anthony Serro, and David Hanafourde.(13)
10.54	Incremental Term Loan Assumption Agreement and Amendment Number One to existing Term Loan Facility with Credit Suisse First Boston.(14)
10.55	Employment Agreement between Alion Science and Technology Corporation and Anthony Serro.(15)*
10.56	Employment Agreement between Alion Science and Technology Corporation and P. Thomas Diamant.(15)*
10.57	Alion Science and Technology Corporation Board of Directors Phantom Stock Plan.(16)*
10.58	Amended and Restated Alion Science and Technology Corporation Phantom Stock Plan.(16)*
10.59	Amended and Restated Alion Science and Technology Corporation Performance Shares and Retention Phantom Stock Plan.(16)*
10.60	Amended and Restated Alion Science and Technology Corporation 2002 Stock Appreciation Rights Plan.(16)*
10.61	Amended and Restated Alion Science and Technology Corporation 2004 Stock Appreciation Rights Plan.(16)*
10.62	Amended and Restated Alion Science and Technology Corporation Executive Deferred Compensation Plan.(16)*
10.63	Amended and Restated Alion Science and Technology Corporation Director Deferred Compensation Plan.(16)*
10.64	Commitment letter by and between Alion Science and Technology Corporation, Credit Suisse and Credit Suisse Securities (USA) LLC for the $50 million Incremental Term Loan Facility under existing Senior Credit Facility.(19)
10.65	Incremental Term Loan Assumption Agreement and Amendment Number Two to existing Term Loan Facility with Credit Suisse.(20)
10.66	Fourth Amendment to the Seller Warrant Agreement.(21)
10.67	Mezzanine Warrant Redemption Agreement between Alion Science and Technology Corporation and Illinois Institute of Technology.(21)

Exhibit No.	Description

10.68	Alion Mezzanine Warrant Redemption Agreement between Alion Science and Technology Corporation and Bahman Atefi.(21)
21	Subsidiaries of Alion Science and Technology Corporation:(i) Human Factors Applications, Inc., incorporated in the Commonwealth of Pennsylvania, (ii) Innovative Technology Solutions Corporation, incorporated in the State of New Mexico, (iii) Alion-IPS Corporation, incorporated in the Commonwealth of Virginia, (iv) Alion-METI Corporation, incorporated in the Commonwealth of Virginia, (v) Alion- CATI Corporation, incorporated in the State of California, (vi) Alion-JJMA Corporation, incorporated in the State of New York, (vii) Alion Technical Services Corporation, incorporated in the Commonwealth of Virginia, (viii) Alion Canada (U.S.), Inc., incorporated in the State of Delaware, (ix) Alion Science and Technology (Canada) Corporation, incorporated in the Province of Nova Scotia, are wholly-owned (either directly or indirectly) by Alion Science and Technology Corporation, (x) Alion-BMH Corporation, incorporated in the Commonwealth of Virginia, and (xi) Washington Consulting, Inc., incorporated in the Commonwealth of Virginia.
31.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation pursuant to 15d-14a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Executive Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Pre-Effective Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 7, 2002 (File no. 333-89756).

(2)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Post-Effective Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 24, 2003 (File no. 333-89756).

(3)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarterly period ended July 4, 2003, filed with the Securities and Exchange Commission on August 15, 2003 (File no. 333-89756).

(4)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Company’s current report on Form 8-K/A, filed with the Securities and Exchange Commission on March 5, 2004 (File no. 333-89756).

(5)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 28, 2004 (File no. 333-89756).

(6)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarterly period ended December 31, 2003, filed with the Securities and Exchange Commission on February 17, 2004 (File no. 333-89756).

(7)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2004, filed with the Securities and Exchange Commission on August 13, 2004 (File no. 333-89756).

(8)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2004, filed with the Securities and Exchange Commission on May 17, 2004 (File no. 333-89756).

(9)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2004, filed with the Securities and Exchange Commission on December 28, 2004 (File no. 333-89756).

(10)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Post-effective Amendment No. 5 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 24, 2005 (File no. 333-89756).

(11)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 9, 2005 (File no. 333-89756).

(12)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 14, 2005 (File no. 333-89756).

(13)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 6, 2005 (File no. 333-89756).

(14)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 6, 2005 (File no. 333-89756).

(15)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 7, 2005 (File no. 333-89756).

(16)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2005, filed with the Securities and Exchange Commission on May 13, 2005 (File no. 333-89756).

(17)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 2, 2005 (File no. 333-89756).

(18)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2004, filed with the Securities and Exchange Commission on January 31, 2005 (File no. 333-89756).

(19)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 23, 2006 (File no. 333-89756).

(20)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 29, 2006 (File no. 333-89756).

(21)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 31, 2006 (File no. 333-89756).

*	Denotes management contract and/or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALION SCIENCE AND TECHNOLOGY CORPORATION

By:	/s/ John M. Hughes
Name: John M. Hughes
Title: Chief Financial Officer

(Principal Financial and Accounting Officer
and Duly Authorized Officer)

Date: May 15, 2006