Form 10-Q
period 2006-06-30
ALION SCIENCE & TECHNOLOGY CORP
filed 2006-08-14
CIK 1166568

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☑ No

The number of shares outstanding of Alion Science and Technology Corporation Common Stock as of August 3, 2006, was: Common Stock 4,886,018

ALION SCIENCE AND TECHNOLOGY CORPORATION

FORM 10-Q

FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2006

PART I — Financial Information		2
Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets	2
	Condensed Consolidated Statements of Operations	3
	Condensed Consolidated Statements of Cash Flows	4
	Notes to Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	53
Item 4.	Controls and Procedures	54

PART II — Other Information		55
Item 1.	Legal Proceedings	55
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	55
Item 3.	Defaults Upon Senior Securities	55
Item 4.	Submission of Matters to a Vote of Security Holders	55
Item 5.	Other Information	55
Item 6.	Exhibits	55
EX-4.13
EX-4.14
EX-10.73
EX-10.74
EX-10.75
EX-10.76
EX-10.77
EX-10.78
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

ALION SCIENCE AND TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2006	2005
	(In thousands, except share and per share information)
	(Unaudited)

Current assets:
Cash and cash equivalents	$2,754	$37,778
Accounts receivable, less allowance of $3,854 and $3,539 at June 30, 2006 and September 30, 2005, respectively	112,034	80,898
Stock subscriptions receivable	—	1,733
Prepaid expenses	2,710	1,944
Other current assets	2,402	2,802

Total current assets	119,900	125,155
Property, plant and equipment, net	16,082	11,174
Intangible assets, net	75,348	30,198
Goodwill	390,132	163,419
Other assets	2,374	1,860
Deferred compensation assets	2,548	2,443

Total assets	606,384	334,249

Current liabilities:
Notes payable to bank	5,975	—
Current portion, Term B Senior Credit Facility note payable	2,573	1,404
Current portion, Acquisition obligations	8,198	3,616
Trade accounts payable and accrued liabilities	37,240	27,312
Accrued payroll and related liabilities	26,469	29,161
ESOP liabilities	1,991	274
Current portion of accrued loss on operating leases	963	1,054
Billings in excess of costs and estimated earnings on uncompleted contracts	1,810	2,559

Total current liabilities	85,219	65,380
Acquisition obligations, excluding current portion	4,029	7,100
Term B Senior Credit Facility note payable, excluding current portion	252,349	137,945
Bridge Loan note payable	164,680	—
Subordinated note payable	45,906	42,888
Deferred compensation liability	3,300	2,465
Accrued compensation, excluding current portion	15,229	6,356
Accrued postretirement benefit obligations	3,698	3,357
Non-current portion of lease obligations	4,412	3,694
Redeemable common stock warrants	32,396	44,590

Total liabilities	611,218	313,775
Shareholder’s equity:
Common stock $0.01 par value, 8,000,000 shares authorized; 4,920,133 shares and 5,149,840 shares issued and outstanding at June 30, 2006 and September 30, 2005, respectively	49	51
Additional paid-in capital	80,115	88,479
Accumulated deficit	(84,998)	(68,056)

Total shareholder’s equity	(4,834)	20,474

Total liabilities and shareholder’s equity	$606,384	$334,249

See accompanying notes to condensed consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
	(In thousands, except share and per share information)
	(Unaudited)

Contract revenue	$116,830	$110,795	$329,308	$260,707
Direct contract expense	87,192	80,184	244,544	189,821

Gross profit	29,638	30,611	84,764	70,886

Operating expenses:
Indirect contract expense	7,212	10,539	19,370	19,668
Research and development	531	123	1,301	394
General and administrative	11,793	8,967	32,951	23,365
Rental and occupancy expense	5,390	3,578	15,443	8,530
Depreciation and amortization	2,543	5,459	9,734	12,718
Stock-based compensation(1)	3,260	3,402	8,282	7,604
Bad debt expense	292	114	507	529

Total operating expenses	31,021	32,182	87,588	72,808

Operating income (loss)	(1,383)	(1,571)	(2,824)	(1,922)
Other income (expense):
Interest income	108	136	569	192
Interest expense	(6,998)	(9,418)	(14,915)	(32,303)
Other	38	90	254	(9)

Loss before income taxes	(8,235)	(10,763)	(16,916)	(34,042)
Income tax expense	(7)	—	(26)	(51)

Net loss	(8,242)	(10,763)	(16,942)	(34,093)

Basic and diluted loss per share	$(1.60)	$(2.21)	$(3.34)	$(8.84)

Basic and diluted weighted average common shares outstanding	5,157,009	4,863,099	5,076,060	3,854,543

(1)	Stock-based compensation is a separately reported component of general and administrative expense.

See accompanying notes to condensed consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2006	2005
	(In thousands)
	(Unaudited)

Cash flows from operating activities:
Net loss	$(16,942)	$(34,093)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	9,734	12,718
Accretion of debt to face value	689	2,835
Amortization of debt issuance costs	1,260	633
(Decrease) increase value of interest rate cap agreement	(364)	73
Change in fair value of redeemable common stock warrants	1,450	20,618
Stock-based compensation	8,282	7,604
(Gain) loss on disposal of assets	(1)	27
Gain on investments, net	(21)	(37)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(21,365)	(1,856)
Other assets	5,430	885
Trade accounts payable and accruals	2,669	7,064
Other liabilities	2,223	154

Net cash (used in) provided by operating activities	(6,956)	16,625
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(278,805)	(70,644)
Capital expenditures	(4,497)	(1,762)
Purchase of investment securities	—	(1,194)

Net cash used in investing activities	(283,302)	(73,600)
Cash flows from financing activities:
Proceeds from Term B Senior Credit Facility	118,000	94,000
Proceeds from bridge loan	170,000	—
Payment of debt issuance costs	(7,758)	(1,307)
Repayment of Term B Credit Facility	(1,250)	(720)
Repayment of mezzanine note	—	(20,201)
Repayment of mezzanine note warrants	(13,643)	—
Payment of agreements with officers	—	(1,823)
Borrowings under revolving credit facility	5,975	—
Purchase interest rate cap agreement	(44)	—
Purchase common stock from ESOP Trust	(17,739)	(2,281)
Cash received from issuance of common stock to ESOP Trust	1,693	2,441

Net cash provided by financing activities	255,234	70,109
Net (decrease) increase in cash	(35,024)	13,134
Cash at beginning of period	37,778	4,718

Cash at end of period	$2,754	$17,852

Supplemental disclosure of cash flow information:
Cash paid for interest	8,869	7,138
Cash paid for taxes	610	367
Non-cash financing activities:
Common stock issued to ESOP Trust in satisfaction of employer contribution liability	3,587	4,019
Common stock issued for acquisitions	—	37,250

See accompanying notes to condensed consolidated financial statements.

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

(2)	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Alion Science and Technology Corporation and its subsidiaries (collectively, the Company or Alion) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited condensed consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005 (File No. 333-89756) filed with the SEC on January 31, 2006.

The statements are prepared on the accrual basis of accounting and include the accounts of Alion and its wholly-owned subsidiaries from the date of acquisition. All significant inter-company accounts have been eliminated in consolidation.

•	Human Factors Application, Inc. (HFA), acquired in the Transaction,

•	Innovative Technology Solution Corporation (ITSC) and Alion — IPS Corporation (IPS), which were acquired during the fiscal year ended September 30, 2004,

•	Alion — METI Corporation (METI), Alion — CATI Corporation (CATI), Alion Canada (U.S.), Inc., Alion Science and Technology (Canada) Corporation, and Alion — JJMA Corporation (JJMA), acquired or established during the fiscal year ended September 30, 2005,

•	Alion — BMH Corporation (BMH) and Washington Consulting, Inc. (WCI), acquired in February 2006, and

•	Alion — MA&D Corporation (MA&D) acquired in May 2006.

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Contract costs on federal government contracts are subject to audit by the federal government and adjustment pursuant to negotiations between the Company and government representatives. The government considers Alion to be a major contractor and maintains an office on site to perform its various audits throughout the year. All of the Company’s federal government contract indirect costs have been audited through fiscal year 2004. Indirect rates have been negotiated and settled through fiscal year 2001. The Company submitted its fiscal year 2005 indirect expense rates to the government on March 29, 2006. Contract revenue on federal government contracts has been recorded in amounts that are expected to be realized upon final settlement.

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

Income Taxes

The Company is an S corporation under the provisions of the Internal Revenue Code of 1986, as amended. For federal and certain state income tax purposes, the Company is not subject to tax on its income. All the Company’s income is allocated to its sole shareholder, the Alion Science and Technology Corporation Employee Stock

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ownership, Savings and Investment Trust (the Trust). The Company may be subject to state income taxes in those states that do not recognize S corporations and to additional types of taxes including franchise and business taxes. All of the Company’s wholly-owned subsidiaries are qualified subchapter S or disregarded entities which, for federal income tax purposes, are not treated as separate taxpayers.

Accounts Receivable and Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts

Accounts receivable include billed accounts receivable, amounts currently billable and costs and estimated earnings in excess of billings on uncompleted contracts that represent accumulated project expenses and fees which have not been billed or are not currently billable as of the date of the consolidated balance sheet. The costs and estimated earnings in excess of billings on uncompleted contracts are stated at estimated realizable value and aggregated $31.6 million and $19.3 million at June 30, 2006 and September 30, 2005, respectively. At June 30, 2006, unbilled accounts receivable on uncompleted contracts included $6.8 million for customer-requested work performed by the Company on new and existing contracts for which the Company had not received contracts or contract modifications. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable losses in the Company’s existing billed and unbilled accounts receivable. The Company determines the allowance using specific identification and historical write-off experience based on the age of the population. Billings in excess of costs and estimated earnings and advance collections from customers represent amounts received from or billed to commercial customers in excess of project revenue recognized to date.

Goodwill and Other Intangibles

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which prohibits amortizing goodwill. SFAS 142 requires the Company to review goodwill at least annually for impairment or if events or changes in circumstances indicate goodwill might be impaired. The Company performs this review at the end of each fiscal year. An impairment loss is to be recognized to the extent that goodwill exceeds fair value. The Company estimates fair value by comparing the carrying amount of goodwill to an estimate of the fair value of Alion common stock based on a valuation performed by an independent third-party firm. If the carrying amount exceeds fair value, an impairment loss is recognized for any excess of recorded goodwill over its implied fair value as determined by allocating fair value similar to a purchase price allocation, under SFAS No. 141, Business Combinations. For the fiscal year ended September 30, 2005, the Company concluded that no goodwill impairment existed as of September 30, 2005. For the nine months ended June 30, 2006, there were no significant events that indicated the existence of goodwill impairment as of June 30, 2006. Intangible assets are amortized over their estimated useful lives of generally one to thirteen years primarily using the straight-line method.

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Accounts Receivable

Accounts receivable at June 30, 2006, and September 30, 2005, consist of the following:

	June 30,	September 30,
	2006	2005
	(In thousands)

Billed receivables	$83,662	$65,156
Unbilled receivables:
Amounts currently billable	18,193	13,376
Revenues recorded in excess of milestone billings on fixed price contracts	5,137	3,707
Revenues recorded in excess of estimated contract value or funding	6,825	1,323
Retainages and other amounts billable upon contract completion	2,071	875
Allowance for doubtful accounts	(3,854)	(3,539)

Total Accounts Receivable	$112,034	$80,898

Revenues recorded in excess of milestone billings on fixed price contracts consist of amounts not expected to be billed within the next month. Amounts currently billable consist principally of amounts to be billed within the next month. Indirect cost rates in excess of provisional billing rates on U.S. government contracts are generally billable at actual rates shortly after the end of each fiscal year. Any remaining unbilled balance including retainage is billable upon contract completion or completion of Defense Contract Audit Agency audits. Revenues recorded in excess of contract value or funding are billable upon receipt of contractual amendments or other modifications.

(4)	Employee Stock Ownership Plan (ESOP) and Stock Ownership Trust

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

(5)	Postretirement Benefits

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

There were no plan assets as of June 30, 2006 and September 30, 2005. The Company uses an October 1 measurement date.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(6)	Loss Per Share

Basic and diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding excluding the impact of warrants, phantom stock and stock appreciation rights described herein as this impact would be anti-dilutive for all periods presented.

(7)	Shareholder’s Equity

The Company’s common stock is owned by the Trust. The Company provides a put option to any participant or beneficiary who receives a distribution of common stock which permits the participant or beneficiary to sell such common stock to the Company during certain periods, at the estimated fair value per share, which was $37.06 per share as of June 30, 2006. The estimated fair value per share is determined based upon a valuation performed by an independent, third-party firm. The Company may allow the Trust to purchase shares of common stock tendered to the Company under the put option.

Certain participants have the right to sell the shares distributed from their accounts that were acquired on the closing date of the Transaction at a value per share equal to the greater of the original purchase price or the estimated fair value price per share of the common stock.

(8)	Property, Plant and Equipment

Property, Plant and Equipment consist of the following:

	June 30,	September 30,
	2006	2005
	(In millions)

Leasehold improvements	$2.7	$2.3
Equipment and software	25.7	17.4

Total cost	28.4	19.7
Less accumulated depreciation and amortization	(12.3)	(8.5)

Net fixed assets	$16.1	$11.2

Depreciation and leasehold amortization expense for property, plant and equipment was approximately $1.2 million for each three-month period ended June 30, 2006 and 2005, respectively. Depreciation and leasehold amortization expense for property plant and equipment was approximately $3.6 million and $3.1 million for the nine months ended June 30, 2006 and 2005, respectively.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	Goodwill and Intangible Assets

As of June 30, 2006, the Company has recorded goodwill of approximately $390.1 million. Changes in the carrying amount of goodwill during the nine months ended June 30, 2006, in the aggregate, are summarized in the following table:

Total
(In millions)

Balance as of September 30, 2005	$163.4
Goodwill acquired during the nine month period ended June 30, 2006	225.6
Adjustment to initial allocation made during the nine month period ended June 30, 2006	1.1

Balance as of June 30, 2006	$390.1

For the acquisitions completed during the twelve-month period ended June 30, 2006, the purchase price allocations are preliminary and subject to change based upon the completion of the valuation of certain intangible assets and other items.

As of June 30, 2006, the Company has recorded gross intangible assets of approximately $113.3 million, accumulated amortization of $38.0 million and net intangible assets of approximately $75.3 million. Intangible assets consist primarily of contracts purchased in connection with the acquisitions of JJMA, IPS, METI, BMH, WCI, MA&D and the contracts the Company acquired from Anteon Corporation (Anteon Contracts) on June 30, 2006.

		Accumulated
	Gross	Amortization	Net
		(In millions)

Purchased contracts	$110.4	$37.4	$73.0
Internal use software and engineering designs	2.2	0.3	1.9
Non-compete agreements	0.7	0.3	0.4

Total	$113.3	$38.0	$75.3

The intangible assets have estimated useful lives of generally one to thirteen years and are being amortized primarily using the straight-line method. The weighted-average remaining amortization period of intangible assets was approximately four years at June 30, 2006. Amortization expense was approximately $6.1 million, and $4.8 million for the quarters ended June 30, 2006 and 2005, respectively. Estimated aggregate amortization expense for the remainder of fiscal year 2006 and for each of the next five years and thereafter is as follows:

		(In millions)

For the remaining three months:	2006	$3.8
For the year ending September 30:	2007	15.3
	2008	14.8
	2009	14.6
	2010	14.5
	2011	8.6
	and thereafter	3.7

Total:		$75.3

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)	Long-Term Debt

To fund the Transaction described in Note 1, the Company entered into various debt agreements (Senior Credit Agreement, Mezzanine Note, and Subordinated Note) on December 20, 2002. On August 2, 2004, the Company entered into a new Term B senior secured credit facility (the Term B Senior Credit Facility) with a syndicate of financial institutions for which Credit Suisse (CS) serves as arranger, administrative agent and collateral agent, and for which LaSalle Bank National Association serves as syndication agent. On April 1, 2005, the Company entered into an incremental term loan facility and an amendment to the Term B Senior Credit Facility (Amendment One), which added $72.0 million in term loans to the Company’s total indebtedness under the Term B Senior Credit Facility. On March 24, 2006, the Company entered into a second incremental term loan facility and second amendment to the Term B Senior Credit Facility (Amendment Two), which increased the term loan commitment under the Term B Senior Credit Facility by $68.0 million. Amendment Two also increased the revolving credit commitment under the senior revolving credit facility from $30.0 million to $50.0 million. On June 30, 2006, the Company entered into a third incremental term loan facility and amendment to the Term B Senior Credit Facility (Amendment Three), which added $50.0 million in term loans to our total indebtedness under the Term B Senior Credit Facility.

The discussion below describes the Term B Senior Credit Facility, as modified by Amendments One, Two and Three; certain of the initial debt agreements (and other related instruments) used to finance the Transaction; and the Bridge Loan Agreement used to finance part of the purchase price of the Anteon Contracts.

Term B Senior Credit Facility

The Term B Senior Credit Facility expires August 2, 2009 and consists of:

•	a senior term loan in the current approximate amount of $259.7 million;

•	a $50.0 million senior revolving credit facility approximately $6.0 million of which was actually borrowed and approximately $5.9 million of which was deemed borrowed as of June 30, 2006, for letters of credit; and

•	a $150.0 million uncommitted incremental term loan “accordion” facility in addition to the three incremental term loans the Company entered into as of April 1, 2005, March 24, 2006, and June 30, 2006.

The Term B Senior Credit Facility requires the Company to repay 1 percent of the principal balance of the senior term loan during each of the first four years (fiscal years 2005 through 2008) and 96 percent of the principal balance outstanding during the fifth and final year (2009). For the quarter ended June 30, 2006, the Company was obligated to pay a principal quarterly installment of $530,000. Through the quarter ending September 30, 2008, the Company is currently obligated to pay quarterly principal installments of $655,000. On December 31, 2008, March 31, 2009, June 30, 2009 and August 2, 2009, the Company is obligated to pay principal installments of approximately $63.4 million.

Under the senior revolving credit facility, the Company may request up to $40.0 million in letters of credit and may borrow up to $5.0 million in swing line loans for short-term borrowing needs. The Company must pay all principal obligations under the senior revolving credit facility in full no later than August 2, 2009.

The Company may prepay all or any portion of its Term B debt in minimum increments of $1 million, generally without penalty or premium, except for customary breakage costs associated with pre-payment of Eurodollar-based loans. If the Company issues certain permitted debt, or sells, transfers or disposes of certain assets, it must use all net proceeds to repay any Term B loan amounts outstanding. If the Company has excess cash flow for any fiscal year, it must use 50% of the excess cash flow to repay Term B loan amounts outstanding. If the Company’s leverage ratio is less than 2:00 to 1:00, it must use only 25% of excess cash flow to repay Term B loan amounts outstanding. Subject to certain exceptions, as long as the Bridge Loan is outstanding, its prepayment terms supersede the pre-payment terms of the Term B Senior Credit Facility. (See Bridge Loan Agreement below.)

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

If the Company borrows any additional term loan, including under the uncommitted incremental term loan facility, and certain terms of such loan are more favorable to the new lenders than existing terms under the Term B Senior Credit Facility, the applicable interest rate spread on the senior term loans can increase. As a result, additional term loans could increase the Company’s interest expense under its existing term loans. The Company’s significant subsidiaries (HFA, CATI, METI, JJMA, BMH, WCI and MA&D) guaranteed the Term B Senior Credit Facility.

Use of Proceeds.  On August 2, 2004, the Company borrowed $50.0 million through the senior term loan under the Term B Senior Credit Facility and used approximately $47.2 million to retire its then outstanding senior term loan and revolving credit facility administered by LaSalle Bank including principal and accrued unpaid interest and paid approximately $3.3 million in transaction fees. In October 2004, the Company borrowed approximately $22.0 million of the senior term loan to retire its existing $19.6 million mezzanine note and to pay approximately $2.4 million in accrued unpaid interest and prepayment premium. On April 1, 2005, the Company borrowed $72.0 million in an incremental term loan under the Term B Senior Credit Facility. The Company used approximately $58.7 million of the incremental term loan proceeds to pay a portion of the JJMA acquisition price, and approximately $1.25 million to pay transaction fees associated with the incremental term loan. The Company used approximately $12.0 million to pay a portion of the BMH acquisition price. On March 24, 2006, the Company entered into Amendment Two which made available to the Company $68.0 million in additional incremental term loans. The Company borrowed $32 million and used approximately $16.5 million of the proceeds to pay a portion of the WCI acquisition price, and approximately $13.6 million to redeem the mezzanine warrants held by IIT and the Company’s Chief Executive Officer. On May 15, 2006, the Company borrowed $15.0 million of the incremental term loans made available under Amendment Two in order to pay a portion of the MA&D acquisition price. On June 30, 2006, the Company borrowed $21.0 million of the incremental term loans made available under Amendment Two and $50.0 million in incremental term loans under Amendment Three in order to pay a portion of the acquisition price for the Anteon Contracts.

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

Security.  The Term B Senior Credit Facility is secured by a security interest in all of the Company’s current and future tangible and intangible property, as well as all of the current and future tangible and intangible property of the Company’s subsidiaries, HFA, CATI, METI, JJMA, BMH, WCI and MA&D.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest and Fees.  Under the Term B Senior Credit Facility, the senior term loan and the senior revolving credit facility can each bear interest at either of two floating rates. The Company was entitled to elect that interest be payable on the Company’s $259.7 million senior term loan at an annual rate equal to either: 1) the applicable alternate base interest rate charged by CS plus 175 basis points or, 2) the Eurodollar rate plus 275 basis points. The Company was also entitled to elect that interest be payable on the senior revolving credit facility at an annual rate dependent on the Company’s leverage ratio and whether the borrowing is a Eurodollar or an alternate base rate (ABR) borrowing. Under the Term B Senior Credit Facility, if the Company were to elect a Eurodollar borrowing under its senior revolving credit facility, interest would be payable at an annual rate equal to the Eurodollar rate plus additional basis points as reflected in the table below under the column “Eurodollar Spread” corresponding to the Company’s leverage ratio at the time. Under the Term B Senior Credit Facility, if the Company were to elect an ABR borrowing under its senior revolving credit facility, the Company would pay interest at an alternate base interest rate based on the greater of CS’s prime rate or a federal funds effective rate, plus additional basis points reflected in the table below under the columns “Prime Rate ABR Spread” or “Federal Funds ABR Spread” corresponding to the Company’s leverage ratio at the time.

	Eurodollar	Federal Funds	Prime Rate
	Spread	ABR Spread	ABR Spread
Leverage Ratio	(in basis points)	(in basis points)	(in basis points)

Category 1	275	225	175
Greater than or equal to 3.00 to 1.00
Category 2	250	200	150
Greater than or equal to 2.50 to 1.00
but less than 3.00 to 1.00
Category 3	225	175	125
Greater than or equal to 2.00 to 1.00
but less than 2.50 to 1.00
Category 4	200	150	100
Less than 2.00 to 1.00

On April 1, 2005, the Company elected to have the senior term loan bear interest at the Eurodollar rate and the senior revolving credit facility bear interest at the ABR rate based on CS’s prime rate. As of June 30, 2006, the Eurodollar rate on the senior term loan was 8.25 percent (5.50 percent plus 2.75 percent Eurodollar spread) and the ABR rate was 10.0 percent (8.25 percent plus 1.75 percent spread).

Interest Rate Cap Agreements.  The Term B Senior Credit Facility requires the Company to maintain interest rate hedge agreements acceptable to CS to cap the Company’s interest expense on at least 40 percent of the Company’s long-term senior debt. The Company has three such agreements in place with its senior lenders.

The interest rate cap agreements cap the floating component of the total interest rate the Company pays, but do not affect spreads based on leverage ratio. The actual effective rate of interest that the Company pays on principal subject to each cap agreement is equal to the floating component in the cap plus the applicable spread. The interest rate spread in Term B Senior Credit Facility is added to the interest rate cap rate in each cap agreement in order to determine the effective interest rates under the cap agreements.

In August 2004, the Company paid approximately $319,000 to cap its interest rate at 6.64% (3.89% floating rate cap plus 2.75% spread) on $36.9 million in notional principal from September 2004 through September 2005 and 7.41% (4.66% floating rate cap plus 2.75% spread) from September 2005 through September 2007. The notional principal declines over time to $34.5 million at September 2007. In April 2005, Amendment One reduced the Eurodollar spread to 225 basis points, such that the total interest payable with respect to the principal amount covered by the first cap agreement was reset to 6.91% (4.66% floating rate cap plus 2.50% spread). In March 2006, Amendment Two increased the Eurodollar spread to 250 basis points, such that the total interest payable with

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respect to the principal amount covered by the first cap agreement was reset to 7.16% (4.66% floating rate cap plus 2.50% spread). In June 2006, Amendment Three increased the Eurodollar spread to 275 basis points, such that the total interest payable with respect to the principal amount covered by the first cap agreement was reset to 7.41% (4.66% floating rate cap plus 2.75% spread).

In April 2005, the Company paid approximately $117,000 to cap its interest rate at 7.25% (5.00% floating rate cap plus 2.25% spread) on an additional $28.0 million in notional principal through September 2007. In March 2006, Amendment Two increased the Eurodollar spread to 250 basis points, such that the total interest payable with respect to the principal amount covered by the second cap agreement was reset to 7.50% (5.00% floating rate cap plus 2.50% spread). In June 2006, Amendment Three increased the Eurodollar spread to 275 basis points, such that the total interest payable with respect to the principal amount covered by the second cap agreement was reset to 7.75% (5.00% floating rate cap plus 2.75% spread).

In April 2006, the Company paid approximately $43,600 to cap its interest rate at 8.00% (5.50% floating rate cap plus 2.50% spread) on an additional $30.0 million in notional principal through September 2007. In June 2006, Amendment Three increased the Eurodollar spread to 275 basis points, such that the total interest payable with respect to the principal amount covered by the third cap agreement was reset to 8.25% (5.50% floating rate cap plus 2.75% spread).

As of June 30, 2006, approximately $94.8 million, or approximately 36.5 percent of the $259.7 million drawn under the Term B Senior Credit Facility was at a capped interest rate. The maximum effective interest rate on the $94.8 million that is currently under cap agreements is approximately 7.79 percent. The remaining outstanding aggregate balance under the Term B Senior Credit Facility over $94.8 million, which was approximately $164.9 million as of June 30, 2006, is not subject to any interest rate cap.

Other Fees and Expenses.  Each quarter the Company is required to pay a commitment fee equal to 50 basis points per year on the prior quarter’s daily unused balance of the revolving credit facility and the senior term loan. As of June 30, 2006, there was approximately $6.0 million outstanding on the revolving credit facility and there was no unused balance on the senior term loan. For the nine months ended June 30, 2006, the Company paid a commitment fee of approximately $0.1 million for the revolving credit facility and no commitment fee for the senior term loan.

In addition to issuance and administrative fees, the Company is required to pay a fronting fee not to exceed 25 basis points for each letter of credit issued under the revolving credit facility. Each quarter the Company is required to pay interest in arrears at the revolving credit facility rate for all outstanding letters of credit. In addition to other fees and expenses under the Term B Senior Credit Facility, the Company is required to pay an annual agent’s fee.

Financial Covenants.  The Term B Senior Credit Facility requires the Company to meet certain financial performance measures over the life of the facility. These financial measures are used by our lenders in evaluating our leverage capacity, debt service ability and liquidity that result from the calculation of leverage ratio and interest coverage ratio and are required by the terms of the Term B Senior Credit Facility. As defined below, both the leverage ratio and interest coverage refer to the non-GAAP term “EBITDA” and the term “Consolidated EBITDA” as defined in the Term B Senior Credit Facility. The definition, calculation and reconciliation of the differences between these non-GAAP financial measures to the most comparable financial measures calculated and presented in accordance with GAAP in this Form 10-Q are included in the schedules that follow.

a) Consolidated EBITDA — Definition

Consolidated EBITDA is defined in the Term B Senior Credit Facility as: (a) net income (or loss), as defined therein, plus (b) the following items, to the extent deducted from net income or included in the net loss, the sum of: (i) interest expense; (ii) provision for income taxes; (iii) depreciation and amortization, including amortization of other intangible assets; (iv) cash contributions to the ESOP in respect of the repurchase liability of the Company

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under the ESOP Plan; (v) any non-cash charges or expenses including (A) non-cash expenses associated with the recognition of the difference between the fair market value of the remaining outstanding Warrants (see Note 11 “Redeemable Common Stock Warrants”) and the exercise price of those Warrants (B) non-cash expenses with respect to the stock appreciation rights and phantom stock plans, and the remaining outstanding Warrants and accretion of those Warrants and (C) non-cash contributions to the ESOP, (vi) any extraordinary losses and (vii) any nonrecurring charges and adjustments by the third-party valuation firm that prepares valuation reports in connection with the ESOP, minus (c) without duplication, (i) all cash payments made on account of reserves, restructuring charges and other non-cash charges added to net income (or included in net loss) pursuant to clause (b)(v) above in a previous period and (ii) to the extent included in net income (or net loss), any extraordinary gains and all non-cash items of income, in accordance with GAAP.

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

Alion Science and Technology Corporation
Non-GAAP Measures — EBITDA and Consolidated EBITDA
For the Twelve Months Ended June 30, 2006 and 2005

Calculation of EBITDA	2006	2005
	(Dollars in thousands) (Unaudited)

Net loss	(23,087)	$(38,670)
Plus: Interest expense	21,309	39,718
Plus: Income tax expense	41	64
Plus: Depreciation and amortization expense	14,728	16,276

EBITDA	$12,991	$17,388

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Calculation of Consolidated EBITDA	2006	2005

EBITDA	$12,991	$17,388
Plus: Cash contributions to ESOP in respect of the repurchase liability	2,380	—
Plus: Non-cash expenses with respect to the stock appreciation rights and phantom stock plans (Stock-based compensation less cash settlements)	11,307	8,758
Plus: Non-cash contributions to the ESOP (including Company 401-k match)	6,839	4,914
Plus: Any nonrecurring charges and adjustments by third-party valuation firm that prepares valuation reports in connection with the ESOP	10,091	1,180
Plus: Acquisition-related pro forma adjustment to EBITDA attributable to the METI, CATI, JJMA, BMH WCI and Anteon Contracts acquisitions	28,974	—

Consolidated EBITDA	$72,583	$32,240

Leverage Ratio.  The Company’s leverage ratio is calculated by dividing the total outstanding amount of all of the Company’s consolidated indebtedness, but excluding the amount owed under the Company’s Subordinated Note and the aggregate amount of letters of credit issued on the Company’s behalf other than drawings which have not been reimbursed, by the Company’s Consolidated EBITDA for the previous four fiscal quarters on a rolling basis. The maximum total leverage ratio is measured as of the end of each of our fiscal quarters. For each of the following time periods, the Company is permitted to maintain a maximum leverage ratio not greater than the following:

Period	Ratio

June 30, 2006 through September 30, 2007	6.50 to 1.00
October 1, 2007 through June 30, 2008	6.00 to 1.00
July 1, 2008 through June 30, 2009	5.75 to 1.00
Thereafter	5.25 to 1.00

The calculation of the Company’s Leverage Ratio for the twelve months ended June 30, 2006 and 2005 is set forth in the table below.

Alion Science and Technology Corporation
Computation of Leverage Ratio
Under the Term B Senior Credit Facility
For the Twelve Months Ended June 30, 2006 and 2005

Numerator:	2006	2005
	(Dollars in thousands) (Unaudited)

Revolving credit facility	$11,858	$—
Term B Senior Credit facility debt outstanding, at face value	259,670	143,280
Bridge loan	170,000	—

Total debt outstanding	$441,528	$143,280

Denominator:

Consolidated EBITDA	$72,583	$32,240
Leverage ratio:	6.07	4.44

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Coverage Ratio.  The Company’s interest coverage ratio is calculated by dividing the Company’s consolidated EBITDA, less amounts the Company spends attributable to property, plant, equipment and other fixed assets, by the Company’s consolidated interest expense. For each of the following time periods, the Company will be required to maintain a minimum interest coverage ratio not less than the following:

Period	Ratio

June 30, 2006 through September 30, 2007	1.65 to 1.00
October 1, 2007 through September 30, 2008	1.75 to 1.00
Thereafter	2.00 to 1.00

The calculation of the Company’s Interest Coverage Ratio for the twelve months ended June 30, 2006 and 2005 is set forth in the table below.

Alion Science and Technology Corporation
Computation of Interest Coverage Ratio
Under the Term B Senior Credit Facility
For the Twelve Months Ended June 30, 2006 and 2005

Numerator:	2006	2005
	(Dollars in thousands) (Unaudited)

Consolidated EBITDA	$72,583	$32,240
Less: Capital expenditures	4,968	2,654

Consolidated EBITDA less capital expenditures	$67,615	$29,586

Denominator:

Annual cash pay interest	$10,777	$7,354
Interest coverage ratio	6.27	4.02

The Term B Senior Credit Facility includes other covenants which, among other things, restrict the Company’s ability to do the following without the prior consent of syndicate bank members that have extended more than 50 percent or more of the aggregate amount of all loans then outstanding under the Term B Senior Credit Facility:

•	incur additional indebtedness other than permitted additional indebtedness;

•	consolidate, merge or sell all or substantially all of the Company’s assets;

•	make certain loans and investments including acquisitions of businesses, other than permitted acquisitions;

•	pay dividends or distributions other than distributions needed for the ESOP to satisfy its repurchase obligations and for certain payments required under the Company’s equity based incentive plans;

•	enter into transactions with the Company’s shareholders and affiliates;

•	enter into certain transactions not permitted under ERISA;

•	grant certain liens and security interests;

•	enter into sale and leaseback transactions;

•	change lines of business;

•	repay subordinated indebtedness and redeem or repurchase certain equity;

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	pay certain earn outs in connection with permitted acquisitions or

•	use the proceeds of the Company’s borrowings other than as permitted by the Term B Senior Credit Facility.

Events of Default.  The Term B Senior Credit Facility contains customary events of default including, without limitation:

•	payment default;

•	breach of representations and warranties;

•	uncured covenant breaches;

•	default under certain other debt exceeding an agreed amount;

•	bankruptcy and insolvency events;

•	notice of debarment, suspension or termination under a material government contract;

•	certain ERISA violations;

•	unstayed judgments in excess of an agreed amount;

•	failure of the subordinated note to be subordinated to the Term B Senior Credit Facility;

•	failure of any guarantee of the Term B Senior Credit Facility to be in effect;

•	failure of the security interests to be valid, perfected first priority security interests in the collateral;

•	failure of the Company to remain an S-corporation;

•	imposition on the Trust of certain taxes in excess of an agreed amount;

•	final determination that the ESOP is not a qualified plan;

•	incurrence of a civil or criminal liability in excess of $5 million of the Company or any subsidiary arising from a government investigation;

•	the actual termination of a material contract due to alleged fraud,, willful misconduct, negligence, default or any other wrongdoing; or

•	change of control (as defined below).

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

For the three and nine months ended June 30, 2006 and 2005, the Company was in compliance in all material respects with the covenants set forth in the Term B Senior Credit Facility.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mezzanine Note

On December 20, 2002, the Company issued a $20.3 million note to IITRI (Mezzanine Note) as part of the consideration for the Transaction. On July 1, 2004, the Illinois Institute of Technology (IIT) acquired all of IITRI’s rights and interests in the Mezzanine Note and the related Warrant Agreement. On October 1, 2004, the Company redeemed the Mezzanine Note for approximately $19.6 million, and paid a prepayment penalty of approximately $1.8 million and approximately $0.6 million in accrued interest. On extinguishment of the Mezzanine Note, the Company recognized approximately $2.1 million of unamortized original issue discount in addition to the $1.8 million prepayment penalty.

Subordinated Note

On December 20, 2002, the Company issued a $39.9 million note to IITRI (Subordinated Note) as part of the consideration for the Transaction. On July 1, 2004, the Illinois Institute of Technology (IIT) acquired all of IITRI’s rights and interests in the Subordinated Note and the related Warrant Agreement. On June 30, 2006, the Company and IIT entered into an agreement, which increased interest payable on the Subordinated Note from December 21, 2006 through December 20, 2008.

The Subordinated Note bears interest at (i) 6% through December 20, 2006, (ii) approximately 6.4% from December 21, 2006 through December 20, 2007, and (iii) 6.7% from December 21, 2007 through December 20, 2008. Interest is payable quarterly by the issuance of paid-in-kind or PIK notes maturing at the same time as the Subordinated Note. The issuance of the PIK notes has the effect of deferring the underlying cash interest expense on the Subordinated Note. Commencing December 2008, the Subordinated Note will bear interest at 16% per year payable quarterly in cash through the time of repayment in full of the Subordinated Note. Principal on the Subordinated Note will be payable in equal installments of $19.95 million in December 2009 and December 2010; the PIK notes are also due in equal installments of approximately $7.4 million on these same dates.

Bridge Loan Agreement

On June 30, 2006, the Company entered into a Bridge Loan Agreement with Credit Suisse and borrowed $170 million (the Bridge Loan, also called the Initial Loan). Certain of the Company’s subsidiaries have guaranteed the Bridge Loan Agreement. The Initial Loan is due December 31, 2007 and automatically converts to an Extended Loan maturing December 31, 2011, if it has not been repaid by December 31, 2007. Aggregate outstanding principal under the Bridge Loan is due and payable on December 31, 2011, together with accrued and unpaid interest and applicable premiums, unless it is repaid and satisfied before then.

If the Company issues certain permitted debt (excluding the Term B Senior Credit Facility), or sells, transfers or disposes of certain assets other than in the normal course of business, or issues or sells certain kinds of equity interests, it must use all net proceeds to repay any Bridge Loan amounts outstanding.

Use of Proceeds.  The Company used the proceeds from the Bridge Loan to pay part of the cost of acquiring the Anteon Contracts.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest and Prepayment.  The Bridge Loan bears interest at a floating rate based on the Eurodollar Rate plus the applicable spread reflected in the table below which varies over four time periods: July 1 — December 31, 2006; January 1, 2007 — June 30, 2007; July 1 — December 31, 2007; and January 1, 2008 — December 31, 2011. The first interest payment is due September 30, 2006. Interest is payable quarterly in arrears in cash except that the Company may elect to pay any interest payable in excess of 700 basis points over the applicable Eurodollar floating rate in the form of PIK notes or it may elect to add the excess to the principal amount of the Bridge Loan. The Company may prepay all or any portion of the Bridge Loan in minimum increments of $100,000, as long as the Company repays an aggregate of at least $1.0 million plus applicable premium (described below) and customary breakage costs associated with pre-payment of Eurodollar-based loans. Bridge Loan prepayments are subject to an applicable premium percentage (in basis points) of the principal amount being repaid based on the prepayment date. Applicable margins for interest rates based on the Eurodollar rate and prepayment premium percentages are disclosed in the table below.

		Eurodollar
		Spread	Prepayment
		Basis	Premium in
From	Through	Points	Basis Points

July 1, 2006	December 31, 2006	550	-0-
January 1, 2007	June 30, 2007	625	100
July 1, 2007	December 31, 2007	700	200
January 1, 2008	December 31, 2008	900	100
January 1, 2009	December 31, 2009	900	200
January 1, 2010	December 31, 2011	900	300

Financial Covenants.  The Bridge Loan Agreement requires the Company to meet certain financial performance measures. Our lenders use these measures to evaluate our leverage capacity, debt service ability and liquidity. The Company’s financial covenants are based on the non-GAAP terms EBITDA and Consolidated EBITDA which are calculated in the same manner as under the Term B Senior Credit Facility. The limitations of Consolidated EBITDA as an analytical tool and a calculation of the Company’s Consolidated EBITDA are set forth above in “Consolidated EBITDA Definition” and “Calculation of EBITDA.”

Leverage Ratio.  The leverage ratio is calculated in the same manner as the leverage ratio for the Term B Senior Credit Facility. For each of the following time periods, the Company is required to maintain a maximum leverage ratio not greater than the following:

Period	Ratio

June 30, 2006 through September 30, 2007	7.00 to 1.00
October 1, 2007 through June 30, 2008	6.50 to 1.00
July 1, 2008 through June 30, 2009	6.25 to 1.00
July 1, 2009 through September 30, 2010	5.75 to 1.00
Thereafter	4.75 to 1.00

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Coverage Ratio.  The interest coverage ratio is calculated in the same manner as the interest coverage ratio for the Term B Senior Credit Facility. For each of the following time periods, the company is required to maintain a minimum interest coverage ratio not less than the following:

Period	Ratio

July 1, 2006 through September 30, 2007	1.40 to 1.00
October 1, 2007 through September 30, 2008	1.50 to 1.00
October 1, 2008 through September 30, 2009	1.75 to 1.00
October 1, 2009 through September 30, 2010	1.90 to 1.00
Thereafter	2.00 to 1.00

The Bridge Loan Agreement includes other covenants which, among other things, restrict the Company’s ability to do the following without the prior consent of those Bridge Loan lenders that have extended more than 50 percent of the aggregate amount of the outstanding principal amount of the Bridge Loan:

•	incur additional indebtedness other than permitted additional indebtedness;

•	consolidate, merge or sell all or substantially all of the Company’s assets;

•	make certain loans and investments including acquisitions of businesses, other than permitted acquisitions;

•	pay dividends or distributions other than distributions needed for the ESOP to satisfy its repurchase obligations and for certain payments required under the Company’s equity based incentive plans;

•	enter into transactions with the Company’s shareholders and affiliates;

•	enter into certain transactions not permitted under ERISA;

•	grant certain liens and security interests;

•	enter into sale and leaseback transactions;

•	change lines of business;

•	repay subordinated indebtedness and redeem or repurchase certain equity;

•	use the proceeds other than as permitted by the Bridge Loan; and

•	pay certain earn-outs in connection with permitted acquisitions.

Events of Default.  The Bridge Loan Agreement contains customary events of default including, without limitation:

•	payment default;

•	breach of representations and warranties;

•	uncured covenant breaches;

•	default under certain other debt exceeding an agreed amount;

•	bankruptcy and insolvency events;

•	notice of debarment, suspension or termination under a material government contract;

•	incurrence of a Government investigation resulting in a criminal or civil liability of the Company, or any subsidiary, in excess of $10.0 million;

•	the actual termination of a material contract due to alleged fraud, misconduct or any other wrongdoing;

•	certain ERISA violations;

•	failure of the subordinated note to be subordinated to the Bridge Loan Agreement;

•	failure of the Company to remain an S-corporation

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	imposition on the Trust of certain taxes in excess of an agreed amount; or

•	final determination that the ESOP is not a qualified plan.

As of June 30, 2006, the Company was in compliance in all material respects with the covenants set forth in the Bridge Loan.

Other Notes and Agreements

On December 20, 2002, the Company entered into a $0.9 million deferred compensation agreement with Dr. Bahman Atefi, its President, CEO and Chairman, as a condition to completing the Transaction, with payment terms substantially equivalent to those of the Mezzanine Note. The Company issued detachable warrants representing the right to buy approximately 22,062 shares of Alion common stock at an exercise price of $10.00 per share, with put rights similar to those contained in the warrants accompanying the Mezzanine Note. On October 29, 2004, the Company paid Dr. Atefi approximately $1.1 million, including $0.2 million in accrued interest under his deferred compensation agreement.

On February 11, 2004, the Company borrowed $750,000 from an officer of the Company and issued a promissory note with interest at a rate of 15% per year, payable quarterly, effective February 11, 2004. On December 9, 2004, the Company paid the officer $750,000 plus accrued interest of $21,635 to extinguish the Promissory Note.

As of June 30, 2006, the remaining fiscal year principal repayments (at face amount before debt discount) for outstanding indebtedness are as follows:

	2006	2007	2008	2009	2010	2011	Total

Senior Secured Term B Loan(1)	$0.7	$2.6	$2.6	$253.8	$—	$—	$259.7
Bridge Loan(2)	—	—	—	—	—	$175.1	175.1
Subordinated Seller Note(3)	—	—	—	19.9	19.9	$—	39.8
Subordinated Paid in Kind Note(4)	—	—	—	7.4	7.4	$—	14.8

Total principal payments	$0.7	$2.6	$2.6	$281.1	$27.3	$175.1	$489.4

(1)	The table reflects the balance drawn of $259.7 million as of June 30, 2006, expected annual principal payments of approximately $0.7 million for the remainder of fiscal year 2006 and $2.6 million for fiscal years 2007 and 2008. During 2009, we expect to pay approximately $253.8 million in principal. The table does not reflect any prepayments of the Term B Senior Credit Facility based on excess cash flow or other conditions as the timing and amount of any such payments are uncertain. The approximate $254.9 million on the face of the balance sheet includes, as of June 30, 2006, approximately $10.1 million of unamortized debt issue costs which totaled approximately $12.3 million.

(2)	The table reflects the balance drawn of $170.0 million as of June 30, 2006. The principal amount, plus applicable prepayment premium, is due and payable on December 31, 2011. The principal amount of $175.1 million includes $170.0 million principal at par value plus prepayment premium of $5.1 million (3% of par). The approximate $164.7 million on the face of the balance sheet includes, as of June 30, 2006, approximately zero unamortized debt issue costs which totaled approximately $5.3 million.

(3)	Repayment of $39.9 million for the face value of the Subordinated Seller Note in two equal payments of $19.95 million in years 2009 and 2010. The $39.9 million includes, as of June 30, 2006, approximately $4.6 million of unamortized debt discount assigned to fair value of the detachable warrants. On the date of issuance, December 20, 2002, approximately $7.1 million was assigned as the fair value of the warrants in accordance with Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially settled in, a Company’s Own Stock.”

(4)	During the eight-year term of the Subordinated Note, approximately $14.8 million of principal accretes to the note and is included in the principal payments in fiscal years 2009 and 2010. The principal, together with the outstanding balance of the PIK notes will be paid in equal amounts at the end of fiscal years 2009 and 2010.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11)	Redeemable Common Stock Warrants

In connection with the issuance of the Mezzanine Note, Subordinated Note, and the Deferred Compensation Agreement described in Note 10, the Company issued 524,229 (an amount which was subsequently reduced by repurchase of 19,327 warrants), 1,080,437, and 22,062, respectively, detachable redeemable common stock warrants (the Warrants) to IITRI and Dr. Atefi. As of July 1, 2004, IITRI transferred all of its rights, title and interest in the warrants to the Illinois Institute of Technology (IIT). On March 28, 2006, the Company redeemed all of the outstanding warrants issued in connection with the Mezzanine Note and Deferred Compensation Agreements, 504,902 and 22,062 warrants, respectively. The Company paid approximately $13.1 million to redeem the warrants issued in connection with the Mezzanine Note, and paid approximately $0.57 million to redeem the warrants issued in connection with the Deferred Compensation Agreement. The Subordinated Note Warrants have an exercise price of $10 per share and are exercisable until December 20, 2010. The Warrants permit the holders to sell the warrants back to the Company, at predetermined times, at the then current fair value of the common stock less the exercise price. The Warrants are classified as debt instruments in accordance with Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The estimated fair value of the Warrants of approximately $10.3 million on the date of issuance was recorded as a discount to the face value of the notes issued and as a liability in the accompanying consolidated balance sheet. The estimated fair value of the Warrants remaining outstanding as of June 30, 2006 was $32.4 million. Changes in the estimated fair value of the Warrants are recorded as interest expense in the accompanying consolidated statements of operations.

(12)	Leases

Future minimum lease payments under non-cancelable operating leases for buildings, equipment and automobiles at June 30, 2006 are set out below. Under these operating leases, the Company subleased some excess capacity to subtenants under non-cancelable operating leases. In connection with the IPS, METI, and JJMA acquisitions, the Company assumed operating leases at above-market rates and recorded a loss accrual of approximately $5.2 million based on the estimated fair value of the lease liabilities assumed. The loss is being amortized over the lease terms; the remaining unamortized balance was $2.6 million at June 30, 2006. In connection with the IPS acquisition, the Company also acquired a related sub-lease pursuant to which it receives above-market rates. Based on the estimated fair value of the sublease, the Company recognized an asset of $0.6 million which is being amortized over the lease term. The remaining asset value was $0.3 million at June 30, 2006.

Fiscal Years Ending	(In millions)

2006 (for the remainder of fiscal year)	$6.5
2007	25.4
2008	21.9
2009	17.8
2010	12.9
2011	10.0
and thereafter	12.5

Gross lease payments	$107.0
Less: non-cancelable subtenant receipts	6.7

Net lease payments	$100.3

Rent expense under operating leases was $4.6 million and $3.6 million for the three months ended June 30, 2006 and 2005, respectively, and $18.3 million and $9.2 million for the nine months ended June 30, 2006 and 2005, respectively. Sublease rental income under operating leases was $0.5 million and $0.4 million for the three months ended June 30, 2006 and 2005, respectively, and $2.1 million and $1.3 million for the nine months ended June 30, 2006 and 2005, respectively.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13)	Stock Appreciation Rights

In November 2002, the board of directors adopted the Alion Science and Technology Corporation 2002 Stock Appreciation Rights (SAR) Plan (the “2002 SAR Plan”), which is administered by the compensation committee of the board or its delegate. On November 9, 2004, the board of directors amended the 2002 SAR Plan to provide that, on or after October 3, 2004, no further grants would be made under the 2002 SAR Plan. Existing grants made under the plan before October 3, 2004, remain in force. The 2002 SAR Plan has a term of ten years. Awards were granted under the plan to directors, officers, and employees. Outstanding SAR awards cannot exceed the equivalent of 10% of the Company’s outstanding shares of common stock on a fully diluted basis. A grantee has the right to receive payment upon exercise equal to the difference between the appraised value of a share of Alion common stock as of the grant date and the appraised value of a share of Alion common stock as of the exercise date based on the most recent valuation of the shares of common stock held by the ESOP. Under the 2002 SAR Plan, awards vest at 20% per year for employees. Awards to members of the Company’s board of directors vest ratably over each member’s then-current term of office. From December 2002 through November 2003, the Company granted 236,400 SARs to directors and employees.

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

In November 2005, the board of directors approved an amendment to the 2004 SAR Plan to permit employees to make a one-time election to receive payment for SARs as they vest each year or when fully vested. The board of directors also approved an amendment to the 2004 SAR Plan to eliminate the requirement to timely exercise in order for an employee to receive payment for vested SARs. As of June 30, 2006, the Company has granted 689,325 SARs under the 2004 SAR Plan.

For the quarters ended June 30, 2006 and 2005, the Company recognized approximately $1.0 million, and $1.6 million, respectively, in compensation expense associated with the two SAR plans.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below sets out the disclosures required by SFAS No. 123 and the assumptions used to value a share of Alion common stock and the Company’s grants of stock appreciation rights as of June 30, 2006 and September 30, 2005. The Company uses the intrinsic value method to recognize stock-based compensation expense. There is no established public trading market for Alion’s common stock. The ESOP is the only holder of our common stock. The Company uses an independent third party valuation firm to determine the fair market value of a share of Alion common stock. Alion does not expect to pay any dividends on its common stock. The terms of the senior credit facility and the subordinated note prohibit us from paying dividends without the consent of the respective lenders. We currently intend to retain future earnings, if any, for use in the operation of our business.

Alion Science and Technology Corporation
Stock-based Compensation Disclosures per FAS 123
Stock Appreciation Rights
As of June 30, 2006

	Shares	Shares	Total												Remaining
Date of	Granted to	Granted to	Shares	Exercise	Outstanding	Outstanding				Vested	Exercisable	Risk Free		Expected	Life
Grant	Employees	Directors	Granted	Price	at 10/1/05	6/30/06	Forfeited	Exercised	Expired	6/30/06	at 6/30/06	Interest Rate	Volatility	Life	(months)

December 2002	64,250	29,400	93,650	$10.00	53,450	47,325	140	5,985	—	26,825	860	4.06%-4.49%	60%	5 yrs	16.4
May 2003	300		300	$11.13	300	240	—	60	—	60	—	2.70%-3.30%	55%	5 yrs	21.8
June 2003	300		300	$11.13	300	300	—	—	—	120	—	2.70%-3.30%	55%	5 yrs	22.6
November 2003	129,550	12,600	142,150	$14.71	127,920	109,850	3,530	14,540		45,680	4,120	4.06%-4.49%	60%	5 yrs	28.3
November 2004	—	12,600	12,600	$19.94	12,600	12,600	—	—	—	4,200	4,200	3.10%-3.60%	45%	3 yrs	16.5
February 2005	164,750		164,750	$19.94	152,400	144,475	263	7,663		30,175	—	3.10%-3.60%	45%	4 yrs	30.9
March 2005	2,000		2,000	$19.94	2,000	2,000	—	—	—	500	—	3.10%-3.60%	45%	4 yrs	32.0
April 2005	33,000		33,000	$29.81	30,250	24,750	2,750	2,750	—	4,125	—	4.10%-4.20%	45%	4 yrs	32.9
June 2005	2,000		2,000	$29.81	2,000	2,000	—	—	—	500	—	4.10%-4.20%	45%	4 yrs	35.1
December 2005	272,675		272,675	$35.89	267,075	261,475	5,600	—	—	—	—	4.20%-4.20%	40%	4 yrs	41.7
February 2006	13,000		13,000	$35.89	13,000	13,000	—	—	—	—	—	4.20%-4.20%	40%	4 yrs	43.4
February 2006	7,500		7,500	$35.89	7,500	7,500	—	—	—	—	—	4.20%-4.20%	40%	4 yrs	43.8
Total	689,325	54,600	743,925		668,795	625,515	12,283	30,998	—	112,185	9,180
Wtd Avg Exercise Price	$25.31	$13.38	$24.43		$25.47	$25.87	$27.81	$16.43	$—	$15.83	$16.66				34.1

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14)	Phantom Stock Plans

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

As of June 30, 2006, under the Initial Phantom Stock Plan, the Company had granted 223,685 shares of phantom stock.

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of June 30, 2006, the Company has granted 233,708 shares of retention phantom stock and 202,763 shares of performance phantom stock under the Second Phantom Stock Plan.

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

As of June 30, 2006, the Company had granted 7,808 shares of phantom stock under the Director Phantom Stock Plan.

For the quarters ended June 30, 2006 and 2005, the Company recognized approximately $2.3 million and $2.0 million, respectively, in compensation expense associated with all three phantom stock plans.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below sets out the disclosures required by SFAS No. 123 and the assumptions used to value a share of Alion common stock and the Company’s grants of phantom stock as of June 30, 2006 and September 30, 2005. The Company uses the intrinsic value method to recognize stock-based compensation expense. There is no established public trading market for Alion’s common stock. The ESOP is the only holder of the Company’s common stock. The Company uses an independent third party valuation firm to determine the fair market value of a share of Alion common stock. Alion does not expect to pay any dividends on its common stock. The terms of the senior credit facility and the Subordinated Note prohibit paying dividends without the consent of the respective lenders. The Company intends to retain future earnings, if any, for use in the business.

Alion Science and Technology Corporation
Stock-based Compensation Disclosures per FAS 123
Phantom Stock
as of June 30, 2006

	Shares	Shares	Total	Grant Date									Free			Remaining
	Granted to	Granted to	Shares	Price	Outstanding	Outstanding	Outstanding				Vested at	Exercisable	Interest		Expected	Life
Date of Grant	Employees	Directors	Granted	per Share	at 10/1/04	at 9/30/05	at 6/30/06	Forfeited	Exercised	Expired	6/30/06	at 6/30/06	Rate	Volatility	Life	(months)

February 2003	171,000		171,000	$10.00	171,000	171,000	85,000	6,232	79,768	—	16,500	—	4.06%-4.49%	60%	5 yrs	18.8
November 2003	52,685		52,685	$14.71	52,685	52,685	32,971	2,107	17,607	—	3,331	—	4.06%-4.49%	60%	5 yrs	28.3
January 2005	202,763		202,763	$19.94	—	202,763	202,763	—	—	—	—	—	3.10%-3.60%	45%	3 yrs	18.6
January 2005	103,414		103,414	$19.94		103,414	103,414				—	—	3.10%-3.60%	45%	3 yrs	18.6
January 2005	5,015		5,015	$19.94	—	5,015	5,015	—	—		1,254	—	3.10%-3.60%	45%	4 yrs	30.6
August 2005	2,960		2,960	$33.78	—	2,960	2,960	—	—	—	—	—	3.72%-3.77%	45%	3 yrs	25.0
November 2005	66,592	7,808	74,400	$35.89	—	—	74,400	—	—		—	—	4.20%-4.20%	40%	3 yrs	28.2
November 2005	55,726		55,726	$35.89	—	—	55,726	—	—	—	—	—	4.20%-4.20%	40%	5 yrs	52.2
Total	660,156	7,808	667,964		223,685	537,838	562,249	8,340	97,375	—	21,085	—
Wtd Avg Grant Date Fair Value Price per Share	$19.97	$35.89	$20.15		$11.11	$16.34	$21.89	$11.19	$10.85	$—	$11.34	$—				23.9

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(15)	Segment Information and Customer Concentration

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

Contract receivables from agencies of the federal government represented approximately $104.0 million, or 91%, of accounts receivable at June 30, 2006 and $79.0 million, or 94%, of accounts receivable at September 30, 2005. Contract revenues from agencies of the federal government represented approximately 94.7% of total contract revenues during the nine months ended June 30, 2006 and 98% of total contract revenues during the nine months ended June 30, 2005. Two prime contracts with the Department of Defense represented approximately 14.6% and 10.6% of revenue for the nine months ended June 30, 2006. Two prime contracts with the Department of Defense represented approximately 18.8% and 12.4% of revenue for the year ended September 30, 2005.

(16)	Business Combinations

Fiscal Year 2005 Acquisitions

Acquisition of Assets of Countermeasures, Inc.

On October 28, 2004, Alion purchased substantially all of the assets of Countermeasures, Inc. for approximately $2.4 million. As of June 30, 2006, the Company has recorded approximately $1.4 million in goodwill relating to this acquisition. The results of operations for Countermeasures, Inc. are included in Alion’s operations from the date of acquisition. No pro forma disclosures are required as the acquisition was not significant to the Company’s operations.

Acquisition of ManTech Environmental Technology, Inc.

On February 11, 2005, Alion acquired 100 percent of the outstanding stock of METI, an environmental and life sciences research and development company for approximately $7.0 million in cash. As of June 30, 2006, the Company has recorded $5.6 million in goodwill related to this acquisition. The results of operations for METI are included in Alion’s operations from the date of acquisition. No pro forma disclosures are required as the acquisition was not significant to the Company’s operations.

Acquisition of Carmel Applied Technologies, Inc.

On February 25, 2005 Alion acquired 100 percent of the outstanding stock of CATI, a flight training software and simulator development company, for approximately $7.3 million in cash. The transaction is subject to an earn-out provision not-to-exceed a cumulative amount of $9.0 million based on attaining certain cumulative revenue goals for fiscal years 2006 and 2007, and a second earn-out provision not-to-exceed $1.5 million for attaining certain revenue goals in the commercial aviation industry. As of June 30, 2006, the Company has recorded $13.9 million in goodwill related to this acquisition. The results of operations for CATI are included in Alion’s operations from the date of acquisition. No pro forma disclosures are required as the acquisition was not significant to the Company’s operations.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investment in VectorCommand Ltd.

On March 22, 2005, Alion acquired approximately 12.5 percent of the A ordinary shares in VectorCommand Ltd. for $1.5 million which is accounted for at cost. No pro forma disclosures are required as the acquisition was not significant to the Company’s operations.

Acquisition of John J. McMullen Associates, Inc.

On April 1, 2005, the Company acquired 100 percent of the issued and outstanding stock of JJMA pursuant to a Stock Purchase Agreement by and among Alion, JJMA, Marshall & Ilsley Trust Company N.A. as trustee of the JJMA Employee Stock Ownership Trust, and holders of JJMA stock options and JJMA stock appreciation rights. The Company paid approximately $52.9 million, issued 1,347,197 shares of Alion common stock to the JJMA Trust valued at approximately $37.3 million, and agreed to make $8.3 million in future payments in addition to acquisition costs. The Company valued its common stock issued to the JJMA Trust at $27.65 per share based on an independent valuation conducted by Houlihan Lokey Howard Zukin, an unrelated third party. The estimated total purchase price is as follows. No new pro forma disclosures are required. Disclosures were previously made in fiscal year 2005.

Form of Consideration	Fair Value
(In millions)

Cash paid, net of cash acquired	$52.9
Stock issued	37.3
Future payments	8.3
Acquisition costs	1.3

Total consideration	$99.8

The Company allocated the purchase price of JJMA to the estimated fair value of the assets acquired and liabilities assumed in the purchase as follows (in millions):

Accounts receivable	$21.5
Property and equipment	1.0
Other assets	1.4
Identifiable intangible assets	29.6
Goodwill	57.8
Accounts payable and other accrued liabilities	(11.5)

Total	$99.8

The acquired identifiable intangibles assets in these transactions were as follows:

			Weighted Average
	Estimated	Residual	Remaining
Amounts in Millions	Fair Value	Value	Amortization Period

Purchased contracts	$28.0	$—	5 years
Internal use software and designs	0.9	—	3 years
Not to Compete Agreements	0.7	—	1 years

Total	$29.6	$—	5 years

As of June 30, 2006, the net intangible values for acquired contracts, internal use software, and non-compete agreements were $22.7 million, $0.7 million and $0.4 million, respectively.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Except for JJMA, none of the 2005 fiscal year acquisitions was material individually or in the aggregate and therefore no pro forma information is required to be provided. The results of JJMA are included in the third quarter results reported for fiscal year 2005 and 2006 and therefore no pro forma information for JJMA is necessary.

Fiscal Year 2006 Acquisitions

Acquisition of BMH Associates, Inc.

On February 10, 2006, the Company acquired 100 percent of the issued and outstanding stock of BMH, a provider of advanced software, systems engineering and distributed interactive simulations for military training and experimentation, for $20.0 million (less a $1.5 million hold back plus additional contingent earn-out obligations over a two year period which can not exceed $6.0 million. As of June 30, 2006, the Company has recorded approximately $18.2 million in goodwill relating to this acquisition. The purchase price allocation is preliminary and subject to change based upon the completion of the valuation of certain intangible assets and other items.

Acquisition of Washington Consulting, Inc.

On February 27, 2006, the Company acquired 100 percent of the issued and outstanding stock of WCI, a provider of enterprise IT and management consulting solutions and services to commercial and government customers, for $18.0 million (less a $1.5 million hold back) plus additional contingent earn-out obligations over a two year period which can not exceed $2.5 million. As of June 30, 2006, the Company has recorded approximately $18.2 million in goodwill relating to this acquisition. The purchase price allocation is preliminary and subject to change based upon the completion of the valuation of certain intangible assets and other items.

Acquisition of Micro Analysis and Design, Inc.

On May 22, 2006, the Company acquired 100 percent of the issued and outstanding stock of MA&D, a provider of human factors engineering, modeling and simulation and software development for $15.0 million (less a $2.0 million hold back) plus additional contingent earn-out obligations over a two year period which can not exceed $2.5 million. As of June 30, 2006, the Company has recorded approximately $15.8 million in goodwill relating to this acquisition. The purchase price allocation is preliminary and subject to change based upon the completion of the valuation of certain intangible assets and other items.

Acquisition of certain assets of Anteon Corporation

On June 30, 2006, the Company acquired from Anteon a group of assets consisting primarily of customer contracts for approximately $221.4 million. As of June 30, 2006, the Company has recorded approximately $50.0 million for purchased contracts and approximately $173.3 million in goodwill relating to this acquisition. The purchase price allocation is preliminary and subject to change based upon the completion of the valuation of certain intangible assets and other items.

Except for Anteon Contract acquisition, none of the 2006 fiscal year acquisitions was material individually or in the aggregate and therefore no pro forma information is required to be provided. The Company acquired the Anteon Contracts on the last day of the current quarter. There was no effect on operating results for the quarter and therefore no pro forma information for this acquisition is necessary.

(17)	Commitments and Contingencies

Earn Out Commitments

The Company has earn out commitments related to the following acquisitions:

AB Technologies (AB Tech) — The earn out was based on an agreed-upon formula applied to net income of the business units that formerly comprised AB Tech. For the nine months ended June 30, 2006 and 2005, the

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company recognized zero and approximately $1.4 million, respectively, in earn out obligation associated with this agreement. The earn out obligation expired on February 7, 2005, the fifth anniversary of the original acquisition date.

ITSC — The earn out was based on a portion of the gross revenue of the business units that formerly comprised ITSC. For the nine months ended June 30, 2006 and 2005, the Company recognized zero and approximately $0.3 million, respectively, in earn out obligation associated with this agreement. The obligation expired September 30, 2005.

CATI — There is an earn out provision not to exceed $8.25 million based on the revenue of the business units that formerly comprised CATI. There is a second earn out provision not to exceed $1.5 million based on attaining certain revenue goals in the commercial aviation industry. The obligations continue until September 2007. For the nine months ended June 30, 2006 and 2005, the Company recognized approximately $2.0 million and zero, respectively, in earn out obligation related to CATI.

BMH — There is an earn out provision not to exceed a total of $6.0 million based on the revenue of the business units that formerly comprised BMH. The obligation continues until December 2007. For the nine months ended June 30, 2006 and 2005, the Company recognized no earn out obligation related to BMH.

WCI — There is an earn out provision not to exceed a total of $2.5 million based on the revenue of the business units that formerly comprised WCI. The obligation continues until September 2007. For the nine months ended June 30, 2006 and 2005, the Company recognized no earn out obligation related to WCI.

MA&D — There is an earn out provision not to exceed a total of $2.5 million based on the revenue of the business units that formerly comprised MA&D. The obligation continues until September 2007. For the nine months ended June 30, 2006 and 2005, the Company recognized no earn out obligation related to MA&D.

Legal Proceedings

AB Tech Settlement

On July 22, 2005, the Company settled the dispute with the former owners of AB Tech and subsequently paid $4.8 million to the owners.

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

The Company intends to defend these lawsuits vigorously. Based on the facts underlying the lawsuits known to the Company at this time, and the Company’s non-supervisory monitoring role at the project site, the Company’s management believes that the potential for Alion to incur a material loss as a result of the lawsuits is remote.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Therefore, the Company’s management does not believe that these lawsuits will have a material adverse effect upon the Company, its operations or its financial condition.

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

The following discussion of our financial condition and results of operations should be read together with the condensed consolidated financial statements and the notes to those statements. This discussion contains forward-looking statements that involve risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions and are for illustrative purposes only. These statements may be identified by the use of words such as “believe,” “expect,” “intend,” “plan,” “anticipate,” “likely,” “will,” “pro forma,” “forecast,” “projections,” “could,” “estimate,” “may,” “potential,” “should,” “would,” and similar expressions.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s view only as of August 14, 2006. The Company undertakes no obligation to update any of the forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise. This discussion addresses only our continuing operations.

Critical Accounting Estimates and Policies

Our significant accounting policies are described in Note 2 to the condensed consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, which potentially result in materially different results under different assumptions and conditions. Application of these policies is a critical element in the portrayal of our financial condition and results of operations. The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these quarterly condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions.

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

The Company’s revenue results from contract research and other services under a variety of contracts, some of which provide for reimbursement of cost plus fees and others of which are fixed-price or time-and-material type contracts. Absent evidence to the contrary, we recognize revenues as follows:

•	Cost-reimbursement contracts — revenue is recognized as costs are incurred and include an estimate of applicable fees earned.

•	Fixed-price contracts — revenue is recognized using the percentage-of-completion method based on various performance measures. From time to time, facts develop that require the Company to revise its estimated total costs or revenues expected. The cumulative effect of revised estimates is recorded in the period in which the facts requiring revisions become known. The full amount of anticipated losses on any type of contract is recognized in the period in which they become known.

•	Time-and-material contracts — revenue is recognized at contractually billable rates as labor hours and direct expenses are incurred. Labor and related costs are reimbursed at negotiated, fixed hourly rates.

The following table summarizes the percentage of revenues attributable to each contract type for the periods indicated.

	For the Nine Months Ended June 30,
Contract Type	2006		2005
	(In thousands)

Cost-reimbursement	$199,532	61%	$155,445	60%
Fixed-price	65,626	20%	49,639	19%
Time-and-material	64,150	19%	55,623	21%

Total	$329,308	100%	$260,707	100%

Contracts with agencies of the federal government are subject to periodic funding by the contracting agency concerned. Funding for a contract may be provided in full at inception of the contract or ratably throughout the term of the contract as the services are provided. If funding is not assessed as probable, revenue recognition is deferred until realization is probable.

Contract costs on federal government contracts, including indirect costs, are subject to audit by the federal government and adjustment pursuant to negotiations between the Company and government representatives. The government considers Alion to be a major contractor and maintains an office on site to perform various audits throughout the year. All of the Company’s federal government contract indirect costs have been audited through fiscal year 2004. Indirect rates have been negotiated and settled through 2001. The Company submitted its fiscal year 2005 indirect expense rates to the government in March 2006. Contract revenues on federal government contracts have been recorded in amounts that are expected to be realized upon final settlement.

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

The following table sets forth, for each period indicated, the percentage of our revenues from our major types of customers.

	For the Nine Months Ended June 30,
Customer Type	2006		2005
	(In thousands)

U.S. Department of Defense (DoD)	$287,919	88%	$239,904	92%
Other Federal Civilian Agencies	24,063	7%	$13,924	5%
Commercial/State/Local and International	17,326	5%	$6,879	3%

Total	$329,308	100%	$260,707	100%

The increase in percentage of fiscal year 2006 revenue for the categories of Other Federal Civilian Agencies and the Commercial/State/Local and International is primarily a result of the work performed by METI (customer: U.S. Environmental Protection Agency) and CATI and WCI (commercial customers), respectively, as integrated business units of Alion.

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

As of June 30, 2006, the Company has goodwill of approximately $390.1 million and approximately $75.3 million of net intangible assets primarily purchased contracts. The intangible assets have an estimated useful life of generally one to thirteen years and are amortized primarily using the straight-line method.

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

Comparison of Results of Operations

Alion completed the acquisitions of METI and CATI in February 2005, JJMA in April 2005, BMH and WCI in February 2006, MA&D in May 2006 and the Anteon Contracts in June 2006. For the three months ended June 30, 2006, the Company’s operating results include the operating results for these acquisitions (however, the Anteon Contracts acquisition occurred on June 30, 2006 and, therefore, had no material impact on the operating results of Alion). Operating results for three months ended June 30, 2005, do not include operating results for the BMH, WCI, MA&D and Anteon Contracts acquisitions. For the nine months ended June 30, 2005, the operating results include only approximately sixteen weeks of operating results for the METI and CATI acquisitions and only twelve weeks of operating results for the JJMA acquisition. Significant differences in the Company’s results of operations for the periods presented arise from the effects of these acquisitions.

The following discussion and analysis includes references to selected financial information in the table below in conjunction with the Company’s condensed consolidated financial statements provided elsewhere in the document.

Quarter Ended June 30, 2006 Compared to Quarter Ended June 30, 2005

For purposes of comparability, the selected financial information provided in the table below reflects the relative financial impact of the METI, CATI, JJMA, BMH, WCI and MA&D acquisitions, which we refer to as the “acquired operations” of Alion, as they relate to the financial performance of Alion for the quarter ended June 30, 2006, compared to the financial performance for quarter ended June 30, 2005. All operations of Alion, other than those acquired through the above-noted acquisitions are referred to as “non-acquired operations.”

	Quarter Ended June 30, 2006						Quarter Ended June 30, 2005
					Consolidated						Consolidated
	Consolidated				Operations Less		Consolidated				Operations Less
	Operations		Acquired		Acquired		Operations of		Acquired		Acquired
	of Alion		Operations*		Operations		Alion		Operations*		Operations
	(Dollars in millions)						(Dollars in millions)
		%		%		%		%		%		%
Financial information		revenue		revenue		revenue		revenue		revenue		revenue

Total revenue	$116.8		$46.0		$70.8		$110.8		$30.7		$80.1
Material and subcontract revenue	38.0	32.5%	16.0	34.8%	22.1	31.1%	29.9	26.9%	8.1	26.5%	21.7	27.1%
Total direct contract expenses	87.2	74.6%	33.8	73.5%	53.4	75.4%	80.2	72.4%	22.2	72.4%	58.0	72.4%
Major components of direct contract expense
Direct labor expense	47.8	40.9%	17.6	38.2%	30.2	42.6%	47.6	43.0%	12.9	41.9%	34.7	43.4%
Other direct expense (ODC)	3.1	2.6%	0.8	1.7%	2.3	3.3%	3.4	3.1%	1.3	4.4%	2.0	2.6%
Material and subcontract (M&S) expense	36.3	31.1%	15.5	33.6%	20.9	29.5%	29.2	26.4%	8.0	26.1%	21.2	26.5%
Gross profit	29.6	25.3%	12.2	26.5%	17.4	24.6%	30.6	27.6%	8.5	26.1%	22.1	26.5%
Total operating expense	31.0	26.6%	11.5	25.0%	19.5	27.6%	32.2	29.0%	7.7	25.2%	24.5	30.5%
Major components of operating expense
Indirect personnel and facilities	12.6	10.8%	5.5	12.0%	7.1	10.0%	14.1	12.7%	3.2	10.4%	10.9	13.6%
General and administrative	11.8	10.1%	5.4	11.7%	6.4	7.0%	9.0	8.1%	2.9	9.6%	6.0	7.5%
Depreciation and amortization	2.5	2.2%	0.9	2.0%	1.6	2.3%	5.5	4.9%	1.6	5.2%	3.9	4.8%
Stock-based compensation	3.3	2.8%	—	0.0%	3.3	4.6%	3.4	3.1%	—	0.0%	3.4	4.2%
Income (loss) from operations	$(1.4)	(1.2)%	$0.7	1.6%	$(2.1)	(2.9)%	$(1.6)	(1.4)%	$0.8	2.5%	$(2.3)	(2.9)%

*	For the quarters ended June 30, 2006 and 2005, METI, CATI, JJMA, BMH ,WCI and MA&D have been fully integrated within Alion on a consolidated basis.

Revenues.  Revenues increased $6.0 million, or 6.0%, to $116.8 million for the quarter ended June 30, 2006, from $110.8 million for the quarter ended June 30, 2005. This increase is attributable to the following:

•	Increase in revenue generated by the activities of the acquired operations	$15.3	million
•	Decrease in revenue generated by the activities of the non-acquired operations	$(9.3	) million

	Total:	$6.0	million

For the quarter ended June 30, 2006, approximately $14.5 million came from the activities of BMH, WCI and MA&D. The $9.3 million decrease in revenue was attributable to the following: 1) reduced funding under the DoD Joint Spectrum Center (JSC) accounted for approximately $3.2 million, 2) our unsuccessful bid for the follow-on contract to support the U.S. Navy for Guam Ordnance Services accounted for approximately $1.8 million, and 3) discontinued funding of the Mobile Parts Hospital and related services for the Department of Defense accounted for approximately $1.8 million. Many contracts experienced reduced or delayed funding for current contract tasks and delays or cancellations of anticipated new tasks (under existing contracts) because of the delay in congressional approval of the Federal budget for fiscal year 2006. On the balance of our contracts, revenue decreased by $2.5 million.

Material and subcontract (M&S) revenue increased approximately $8.1 million, or 27.1%, to $38.0 million for the quarter ended June 30, 2006 from $29.9 million for the quarter ended June 30, 2005. The acquired operations generated approximately $7.9 million of the increase. M&S revenue increased to 32.5% of revenue from 26.9% of revenue for the quarters ended June 30, 2006 and 2005, respectively. This was due partially to the increase in content of M&S revenue to total revenue from acquired operations and partially to decreased total contract revenue from non-acquired operations. In particular, the content of M&S revenue for work provided by JSC and Guam Ordnance Services contracts was lower in the quarter ended June 30, 2006, than in the quarter ended June 30, 2005.

Direct Contract Expenses.  Direct contract expenses increased $7.0 million, or 8.7%, to $87.2 million for the quarter ended June 30, 2006 from $80.2 million for the quarter ended June 30, 2005. Approximately $11.6 million in increased expenses from acquired operations was offset by a decrease of approximately $4.6 million attributable to non-acquired operations. BMH, WCI and MA&D generated approximately $9.9 million in increased expenses. Direct contract expenses were 74.6% and 72.4% of revenue for the quarters ended June 30, 2006 and 2005, respectively.

•	Direct labor expense for the quarter ended June 30, 2006 increased by $0.2 million, or 0.4%, to $47.8 million from $47.6 million for the quarter ended June 30, 2005. Direct labor expense declined to 40.9% from 43.0% of revenue for the quarters ended June 30, 2006, and 2005. This decrease was due partially to the decrease in content of direct labor expense from acquired operations and partially to decreased total contract revenue from non-acquired operations. Direct labor expense under the JSC and Guam Ordnance Services contracts was higher in the quarter ended June 30, 2006, than in the quarter ended June 30, 2005.

•	M&S expense increased approximately $7.1 million, or 24.3%, to $36.3 million for the quarter ended June 30, 2006, compared to $29.2 million for the quarter ended June 30, 2005. M&S expense increased to 31.1% from 26.4% of revenue for the quarters ended June 30, 2006 and 2005. The percent increase in M&S expense was due partially to the increase in content of M&S expense to total direct contract expense of the acquired operations and partially to decreased total contract revenue from non-acquired operations. M&S expense under the JSC and Guam Ordnance Services contracts was lower in the quarter ended June 30, 2006, than in the quarter ended June 30, 2005. M&S expense was approximately 95.6% and 97.7% of M&S revenue for the quarters ended June 30, 2006 and 2005.

M&S work has been increasing relative to direct labor, as a result of contracts obtained in connection with our acquired operations as well as higher levels of M&S related work on contracts in the non-acquired operations. This trend is expected to continue for at least the next two fiscal years or until backlog on these contracts is expended.

Gross Profit.  Gross profit was $29.6 million and $30.6 million for the quarters ended June 30, 2006 and June 30, 2005, respectively. Gross profit was 25.3% and 27.6% of revenue for the quarters ended June 30, 2006 and 2005, respectively. Gross profit for acquired and non-acquired operations was 26.5% and 24.6% for the quarter ended June 30, 2006, and 26.1% and 26.5% for the quarter ended June 30, 2005. Gross profit margins decreased due to the relative increase in M&S contract work. M&S contract work typically generates lower profit margins than contract direct labor work.

Operating Expenses.  Operating expenses decreased $1.2 million, or 3.7%, to $31.0 million for the quarter ended June 30, 2006, from $32.2 million for the quarter ended June 30, 2005. Acquired operations generated $3.8 million more in operating expenses offsetting a $5.0 million decrease in operating expenses for non-acquired operations. Operating expenses were 26.6% and 29.0% of revenue for the quarters ended June 30, 2006 and 2005.

•	Operating expenses for indirect personnel and rental and occupancy expenses decreased approximately $1.5 million, or 11.9%, to $12.6 million from $14.1 million for the quarter ended June 30, 2006, compared to the quarter ended June 30, 2005. Operating expenses for indirect personnel and facilities declined to 10.7% from 12.7% of revenue for the quarters ended June 30, 2006 and 2005, respectively.

•	General and administrative (G&A) expense increased approximately $2.8 million, or 31.1%, to $11.8 million for the quarter ended June 30, 2006, compared to $9.0 million for the quarter ended June 30, 2005. G&A expenses were 10.1% and 8.1% of revenue for the quarters ended June 30, 2006 and 2005, respectively. Approximately $1.4 million of the $2.8 million increase is due to increased fringe benefit expenses and approximately $0.5 million was due to third-party legal and accounting fees associated with acquisitions. These additional expenses represent approximately 1.5% of revenue. The remaining $0.9 million increase in G&A expense is associated to infrastructure costs to accommodate recent acquisitions.

•	Depreciation and amortization expense decreased approximately $3.0 million, or 54.6%, to $2.5 million for the quarter ended June 30, 2006, compared to $5.5 million for the quarter ended June 30, 2005, principally related to amortization of purchased contracts. For the quarters ended June 30, 2006 and 2005, there were zero and approximately $2.5 million in amortization expense associated with the contracts purchased from IITRI. Depreciation and amortization expense was 2.1% and 4.9% of revenue for the quarters ended June 30, 2006 and 2005, respectively.

•	Stock-based compensation expense relates to the SAR and phantom stock plans. This expense decreased approximately $0.1 million, or 2.9% to $3.3 million for the quarter ended June 30, 2006, compared to approximately $3.4 million for the quarter ended June 30, 2005.

Income (loss) from Operations.  There was an operating loss of $1.4 million for the quarter ended June 30, 2006, compared to an operating loss of $1.6 million for the quarter ended June 30, 2005. Operating loss decreased by $0.2 million because of the factors discussed above.

Other Income (Expense).  Other income (expense) decreased approximately $2.3 million, or 25.5%, to $6.9 million for the quarter ended June 30, 2006 as compared to $9.2 million for the quarter ended June 30, 2005. Interest expense decreased approximately $2.4 million, or 25.5%, to $7.0 million for the quarter ended June 30, 2006 from approximately $9.4 million for the quarter ended June 30, 2005. The $2.5 million decrease in interest expense is attributable to the following:

	Quarter Ended
	June 30,
	2006	2005
	(In millions)

Revolving facility	$0.4	$—
Senior term loan	4.1	2.6
Bridge loan	0.1	—
Subordinated Note	1.0	1.0
Accretion of warrants(a)	1.2	5.8
Other	0.2	—

Total	$7.0	$9.4

(a)	Reflects change in value assigned to the detachable warrants associated with Mezzanine and Subordinated notes based on the change in the value of Alion common stock and the number of warrants outstanding.

Income Tax (Expense) Benefit.  The Company has filed qualified subchapter S elections for all of its wholly-owned subsidiaries to treat them as disregarded entities for federal income tax purposes. Some states do not recognize the effect of these elections or Alion’s S corporation status. For our Canadian subsidiary, Alion Science and Technology (Canada) Corporation, we accrue a tax liability, as required. The Company recorded $7,000 and zero income tax expense for the quarters ended June 30, 2006 and 2005, respectively.

Net Loss.  The net loss decreased approximately $2.6 million, or 25.0%, to $8.2 million for the quarter ended June 30, 2006 as compared to $10.8 million for the quarter ended June 30, 2005. The $2.7 million decrease is associated with factors discussed above.

Nine Months Ended June 30, 2006 Compared to Nine Months Ended June 30, 2005

For purposes of comparability, the selected financial information provided in the table below reflects the relative financial impact of the METI, CATI, JJMA, BMH, WCI and MA&D acquisitions, which we refer to as the “Acquired Operations” of Alion, as they relate to the financial performance of Alion for the nine months ended June 30, 2006 compared to the financial performance for the nine months ended June 30, 2005. All of the operations of Alion are referred to as “non-acquired operations.”

	Nine Months Ended June 30, 2006						Nine Months Ended June 30, 2005
					Consolidated						Consolidated
					Operations Less		Consolidated				Operations Less
	Consolidated		Acquired		Acquired		Operations of		Acquired		Acquired
	Operations of Alion		Operations*		Operations		Alion		Operations*		Operations
	(Dollars in millions)						(Dollars in millions)
		%		%		%		%		%		%
Financial information		revenue		revenue		revenue		revenue		revenue		revenue

Total revenue	$329.3		$112.2		$217.1		$260.7		$32.9		$227.8
Material and subcontract revenue	103.9	31.6%	35.7	31.8%	68.2	31.4%	68.5	26.3%	8.4	25.5%	60.1	26.4%
Total direct contract expenses	244.2	74.2%	81.5	72.7%	162.8	75.0%	189.8	72.8%	23.7	71.9%	166.1	72.9%
Major components of direct contract expense
Direct labor expense	136.4	41.4%	45.2	40.3%	91.3	42.0%	115.2	44.2%	14.1	42.7%	101.2	44.4%
Other direct expense (ODC)	8.3	2.5%	2.0	1.8%	6.2	2.8%	7.2	2.8%	1.4	4.1%	5.8	2.5%
Material and subcontract (M&S) expense	99.5	30.2%	34.3	30.6%	65.2	30.0%	67.4	25.8%	8.3	25.1%	59.1	25.9%
Gross profit	85.1	25.8%	30.8	27.4%	54.3	25.0%	70.9	27.2%	9.2	28.1%	61.7	27.1%
Total operating expense	87.9	26.7%	30.3	27.0%	57.5	26.5%	72.8	27.9%	8.3	25.2%	64.5	28.3%
Major components of operating expense
Indirect personnel and facilities	34.8	10.6%	13.8	12.3%	21.0	9.7%	28.2	10.8%	3.5	10.8%	24.7	10.8%
General and administrative	32.9	10.0%	13.3	11.8%	19.6	9.0%	23.4	9.0%	3.2	9.6%	20.2	8.9%
Depreciation and amortization	9.7	3.0%	3.2	2.9%	6.5	3.0%	12.7	4.9%	1.6	4.8%	11.1	4.9%
Stock-based compensation	8.3	2.5%	—	0.0%	8.3	3.8%	7.6	2.9%	—	0.0%	7.6	3.3%
Income (loss) from operations	$(2.8)	(0.8)%	$0.5	0.4%	$(3.1)	(1.4)%	$(1.9)	(0.7)%	$0.9	2.9%	$(2.8)	(1.2)%

*	For the nine month periods ended June 30, 2006 and 2005, the operations of the acquired entities, METI, CATI, JJMA, BMH, WCI and MA&D, respectively, have been fully integrated within Alion on a consolidated basis.

Revenues.  Revenues increased $68.6 million to $329.3 million for the nine months ended June 30, 2006, or 26.3%, from $260.7 million for the nine months ended March 31, 2005. The acquired operations generated approximately $79.3 million of the approximate $68.6 million in increased revenue. The non-acquired operations generated decreased revenue of $10.7 million attributable to the following: 1) reduced funding under the Department of Defense Joint Spectrum Center (JSC) accounted for approximately $8.3 million, 2) our unsuccessful bid for the follow-on contract to support the U.S. Navy for Guam Ordnance Services accounted for $5.1 million, and 3) discontinued funding of the Mobile Parts Hospital and related services for the Department of Defense accounted for approximately $5.1 million. Many contracts experienced reduced or delayed funding for current contractual tasks and delays or cancellations of anticipated new tasks (under existing contracts) because of the delays in congressional approval of the Federal budget for fiscal year 2006. On the balance of our contracts, revenue increased by approximately $7.8 million.

M&S revenue increased approximately $35.7 million to $104.2 million for the nine months ended June 30, 2006, or 52.1%, from $68.5 million for the nine months ended June 30, 2005. The acquired operations generated approximately $27.7 million of the increase. M&S revenue increased approximately 5.3% to 31.6% from 26.3% for the nine months ended June 30, 2006 and 2005, respectively. This was due partially to the increase in content of M&S revenue from acquired operations and partially to decreased total contract revenue from non-acquired operations (related to the issues described above). M&S revenue for the JSC and Guam Ordnance Services contracts was lower in the nine months ended June 30, 2006 than in the nine months ended June 30, 2005. To a lesser extent, M&S revenue from acquired operations increased due to higher profit margins on work performed.

Direct Contract Expenses.  Direct contract expenses increased approximately $54.7 million to $244.5 million, or 28.8%, from $189.8 million for the nine months ended June 30, 2006, and 2005, respectively. Approximately $58.2 million in increased direct contract expenses attributable to the acquired operations was offset by a decrease of approximately $3.4 million attributable to non-acquired operations. Direct contract expenses were 74.3% of revenue for the nine months ended June 30, 2006, as compared to 72.8% for the nine months ended June 30, 2005.

•	Direct labor expense for the nine months ended June 30, 2006 increased by $21.2 million, or 18.4%, to $136.4 million from $115.2 million for the nine months ended June 30, 2005. Direct labor expense decreased to 41.4% from 44.2% of revenue for the nine-month periods ended June 30, 2006 and 2005 due to a shift from direct labor to M&S expense. This was partially due to the decrease in content of direct labor expense from acquired operations and partially due to decreased total contract revenue from non-acquired operations. Direct labor expense under the JSC and Guam Ordnance Services contracts was higher in the months ended June 30, 2006 than in the nine months ended June 30, 2005.

•	M&S expense increased approximately $32.4 million, or 48.1%, to $99.8 million for the nine months ended June 30, 2006, compared to $67.4 million for the nine months ended June 30, 2005. M&S expense was 30.3% and 25.9% of revenue for the nine months ended June 30, 2006 and 2005, respectively. The percent increase in M&S expense was due partially to the increase in content of M&S expense to total direct contract expense for acquired operations and partially to decreased total contract revenue from non-acquired operations (related to the issues described above). M&S expense, as a percentage of M&S revenue, declined to approximately 95.8% from 98.4% for the nine months ended June 30, 2006 and 2005, primarily due to increased profit margins on M&S work by acquired operations.

Gross Profit.  Gross profit increased $13.9 million, or 19.6%, to $84.8 million for the nine months ended June 30, 2006, from $70.9 million for the nine months ended June 30, 2005. Gross profit as a percentage of revenue declined to 25.7% from 27.2% for the nine months ended June 30, 2006 and 2005, principally due to increased M&S revenue which is less profitable than direct labor revenue. M&S work has been increasing relative to direct labor, as a result of contracts obtained with acquired operations as well as higher levels of M&S work on contracts in non-acquired operations. This trend is expected to continue for at least the next two fiscal years or until backlog on these contracts is expended. M&S effort typically generates lower profit margins than contract direct labor work.

Operating Expenses.  Operating expenses increased $14.8 million, or 20.3% to $87.6 million for the nine months ended June 30, 2006, from $72.8 million for the nine months ended June 30, 2005. Acquired operations generated $21.7 million in increased expenses offsetting a decrease in expenses from non-acquired operations of approximately $7.0 million. Operating expense was 26.6% and 28.3% of revenue for the nine months ended June 30, 2006 and 2005.

•	Operating expenses for indirect personnel and rental and occupancy expenses increased approximately $6.6 million, or 23.4%, to $34.8 million for the nine months ended June 30, 2006, from $28.2 million for the nine months ended June 30, 2005. Operating expenses for indirect personnel and facilities were 10.6% and 10.8% of revenue for the nine months ended June 30, 2006 and 2005. The increase is partially attributable costs associated with integrating the BMH, WCI and MA&D.

•	G &A expense increased approximately $9.6 million, or 41.3%, to $33.0 million for the nine months ended June 30, 2006, compared to $23.4 million for the nine months ended June 30, 2005. G&A expenses were 10.0% and 9.0% of revenue for the nine months ended June 30, 2006 and 2005. Approximately $1.4 million of the $9.6 million increase is due to increased fringe benefit expense. Approximately $2.2 million was for third-party legal and accounting fees associated with acquisitions. Approximately $1.3 million is due to external accounting and legal fees for an independent investigation relating to an anonymous letter to the Company alleging, among other things, illegal activities in one of the Company’s business units. The independent investigators concluded there was no material basis for the allegations. These additional expenses represent approximately 1.5% of revenue.

•	Depreciation and amortization expense decreased approximately $3.0 million, or 23.6%, to $9.7 million for the nine months ended June 30, 2006, compared to $12.7 million for the nine months ended June 30, 2005. Depreciation expense primarily arises from fixed assets while amortization expense derives primarily from purchased contracts. Amortization expense decreased because amortization of contracts purchased from IITRI ended in December 2005. For the nine months ended June 30, 2006 and 2005, approximately $1.5 million and $7.5 million in amortization expense was associated with the contracts purchased from IITRI. This decrease of approximately $6.0 million was offset by an increase of approximately $3.0 million for amortization of METI, CATI, and JJMA purchased contracts. Depreciation and amortization expense was 3.0% and 4.9% of revenue for the nine months ended June 30, 2006 and 2005.

•	Stock-based compensation expense relates to the SAR and phantom stock plans. This expense increased approximately $0.7 million, or 9.2% to $8.3 million for the nine months ended June 30, 2006, compared to approximately $7.6 million for the nine months ended June 30, 2005. The increase in stock-based compensation expense results from the relative change in price of a share of Alion common stock in the nine months ended June 30, 2006 and 2005 and, to a lesser extent, the increase in awards granted. Stock-based compensation was approximately 2.5% and 2.9% of revenue for the nine months ended June 30, 2006 and 2005, respectively.

Operating Loss.  Operating losses increased to $2.8 million from $1.9 million for the nine months ended June 30, 2006 and 2005, respectively, due to the factors described above.

Other Income (Expense).  Other income (expense) decreased approximately $18.0 million to approximately $14.1 million, or 68.6%, for the nine months ended June 30, 2006, from $32.1 million for the nine months ended June 30, 2005. As a component of other income (expense), interest expense decreased approximately $17.4 million, or 53.8%, to $14.9 million for the nine months ended June 30, 2006 from $32.3 million for the nine months ended June 30, 2005 and is summarized in the following table:

	For Nine Months Ended
	June 30,
	2006	2005

Revolving facility	$0.7	$0.3
Senior term loan	9.4	4.7
Bridge loan	0.1	—
Mezzanine note — cash pay interest	—	1.8
- accretion of debt discount	—	2.2
Subordinated note — PIK interest	1.8	1.8
- accretion of long-term deferred interest	0.5	0.4
- accretion of debt discount	0.7	0.7
Accretion of warrant liability(a)	1.5	20.4
Other	0.2	0.0

	$14.9	$32.3

(a)	Reflects change in value assigned to the outstanding detachable warrants associated with the Mezzanine and Subordinated notes based on the change in the value of Alion common stock.

Income Tax (Expense) Benefit.  The Company has filed qualified subchapter-S elections for all of its subsidiaries to treat them as disregarded entities for federal income tax purposes. Some states do not recognize the effect of these elections or Alion’s S-corporation status. The Company recorded $0.03 million and $0.05 million in state income tax expense for the nine months ended June 30, 2006 and 2005, respectively.

Net Loss.  The Company’s net loss decreased approximately $17.2 million or 50.4% to $16.9 million for the nine months ended June 30, 2006, from $34.1 million for the nine months ended June 30, 2005, due to the factors discussed above.

Liquidity and Capital Resources

The Company’s primary liquidity requirements are for debt service, working capital, capital expenditures, and acquisitions. The Company’s principal working capital need is to fund accounts receivable, which increases with the growth of the business. The Company is funding present operations, and intends to fund future operations, primarily through cash provided by operating activities and through use of a revolving credit facility.

The following discussion relates to the cash flow of Alion for the nine months ended June 30, 2006 and 2005.

Operating activities used approximately $7.0 million and provided approximately $16.6 million in net cash for the nine months ended June 30, 2006 and 2005, respectively. The $23.6 million increase in use of cash is primarily attributable to the approximate $21.8 million increase in use of cash to fund growth in accounts receivable.

Net cash used in investing activities was approximately $282.7 million and $73.6 million for the nine months ended June 30, 2006 and 2005, respectively. During the nine months ended June 30, 2006, the Company used cash of approximately $278.8 million to acquire BMH, WCI, MA&D and the Anteon Contracts. The Company spent approximately $3.9 million for capital expenditures unrelated to acquisitions. During the nine months ended June 30, 2005, the Company paid approximately $18.2 million to acquire CATI — $7.3 million; METI — $7.0 million; the assets of Countermeasures, Inc. — $2.4 million; and the investment in VectorCommand Ltd. — $1.5 million. The Company paid approximately $58.7 million in cash as part of the purchase price for JJMA.

Net cash provided by financing activities was approximately $255.2 million for the nine month period ended June 30, 2006, compared to net cash provided by financing activities of approximately $70.1 million for the nine month period ended June 30, 2005. During the nine months ended June 30, 2006, Alion borrowed approximately $118.0 million in proceeds under the Term B Senior Credit Facility and borrowed $170.0 million pursuant to the Bridge Loan Agreement. The borrowed proceeds of approximately $288.0 million were used to fund acquisitions ($278.8 million), to pay certain debt issuance costs of approximately $7.8 million and to repay approximately $1.3 million of principal under the Term B note payable. The Company used cash of approximately $13.6 million to redeem of the mezzanine warrants held by IIT and Dr. Atefi, and purchased approximately $17.7 million in common stock from the ESOP Trust. During the nine months ended June 30, 2005, Alion borrowed $94.0 million in proceeds under the Term B Senior Credit Facility. The Company used approximately $58.7 million for the JJMA acquisition, approximately $22.0 to redeem its Mezzanine Note and approximately $18.0 million to finance other acquisitions.

Discussion of Debt Structure

On August 2, 2004, the Company entered into a new Term B senior secured credit facility (the Term B Senior Credit Facility) with a syndicate of financial institutions for which Credit Suisse (CS) serves as arranger, administrative agent and collateral agent, and for which LaSalle Bank National Association serves as syndication agent. On April 1, 2005, the Company entered into an incremental term loan facility and an amendment to the Term B Senior Credit Facility (Amendment One), which added $72 million in term loans to the Company’s total indebtedness under the Term B Senior Credit Facility. On March 24, 2006, the Company entered into a second incremental term loan facility and second amendment to the Term B Senior Credit Facility (Amendment Two), which increased the term loan commitment under the Term B Senior Credit Facility by $68.0 million. Amendment Two also increased the revolving credit commitment under the senior revolving credit facility from $30.0 million to $50.0 million. On June 30, 2006, the Company entered into a third incremental term loan facility and amendment to the Term B Senior Credit Facility (Amendment Three), which added $50 million in term loans to our total indebtedness under the Term B Senior Credit Facility.

The discussion below describes the Term B Senior Credit Facility, as modified by Amendments One, Two and Three; certain of the initial debt agreements (and other related instruments) used to finance the Transaction; and Bridge Loan Agreement used to finance part of the Company’s acquisition on June 30, 2006, of the Anteon Contracts and other assets for approximately $221.4 million.

Term B Senior Credit Facility

The Term B Senior Credit Facility expires August 2, 2009 and consists of the following balances at June 30, 2006 and September 30, 2005:

	2006	2005

Senior term loan	$259.7	$142.9
Less: Unamortized debt issuance costs	(4.8)	(3.6)

Term B Senior Credit Facility Note Payable	$254.9	$139.3
Less current maturities, net of unamortized debt issue costs	(2.6)	(1.4)

Term B Senior Credit Facility Note Payable, less current maturities	$252.3	$137.9

The Term B Senior Credit Facility has a term expiring August 2, 2009 and consists of:

•	senior term loan in the current approximate amount of $259.7 million including the incremental term loans of which approximately $259.7 million had been drawn down as of June 30, 2006;

•	a $50.0 million senior revolving credit facility, approximately $6.0 of which was actually borrowed and approximately $5.9 million of which was deemed borrowed as of June 30, 2006, for letters of credit; and

•	a $150.0 million uncommitted incremental term loan “accordion” facility in addition to the three incremental term loan facilities we entered into as of April 1, 2005, March 24, 2006 and June 30, 2006.

The Term B Senior Credit Facility requires the Company to repay 1 percent of the principal balance of the senior term loan during each of the first four years (fiscal years 2005 through 2008) and 96 percent of the principal balance outstanding during the fifth and final year (2009). For the quarter ended June 30, 2006, the Company was obligated to pay a principal quarterly installment of $530,000 on the senior term loan. Beginning with the quarter ending June 30, 2006 and through the quarter ending September 30, 2008, the Company is currently obligated to pay quarterly principal installments of $655,000. On each of December 31, 2008, March 31, 2009, June 30, 2009 and August 2, 2009, the Company is obligated to pay principal installments of approximately $63.4 million.

Under the senior revolving credit facility, the Company may request up to $40.0 million in letters of credit and may borrow up to $5.0 million in swing line loans for short-term borrowing needs. The Company must pay all principal obligations under the senior revolving credit facility in full no later than August 2, 2009.

The Company may prepay all or any portion of its Term B debt in minimum increments of $1 million, generally without penalty or premium, except for customary breakage costs associated with pre-payment of Eurodollar-based loans. If the Company issues certain permitted debt, or sells, transfers or disposes of certain assets, it must use all net proceeds to repay any Term B loan amounts outstanding. If the Company issues certain kinds of equity or has excess cash flow for any fiscal year, it must use 50% of the net proceeds or excess cash flow to repay Term B loan amounts outstanding. If the Company’s leverage ratio is less than 2:00 to 1:00, it must use only 25% of net proceeds or excess cash flow to repay Term B loan amounts outstanding. As long as the Bridge Loan is outstanding, its prepayment terms supercede the prepayment terms of the Term B Senior Credit Facility (see Bridge Loan Agreement below).

If the Company borrows any additional term loan, including under the uncommitted incremental term loan facility, and certain terms of such loan are more favorable to the new lenders than existing terms under the Term B Senior Credit Facility, the applicable interest rate spread on the senior term loans can increase. As a result, additional term loans could increase the Company’s interest expense under its existing term loans. The Company’s significant subsidiaries (HFA, CATI, METI, JJMA, BMH, WCI and MA&D) guaranteed Company’s obligations under the Company’s Term B Senior Credit Facility.

Use of Proceeds.  On August 2, 2004, the Company borrowed $50.0 million through the senior term loan under the Term B Senior Credit Facility and used approximately $47.2 million to retire its then outstanding senior term loan and revolving credit facility administered by LaSalle Bank including principal and accrued unpaid interest and paid approximately $3.3 million in transaction fees. In October 2004, the Company borrowed approximately $22.0 million of the senior term loan to retire our existing $19.6 million mezzanine note and to pay approximately $2.4 million in accrued unpaid interest and prepayment premium. On April 1, 2005, the Company borrowed $72.0 million in an incremental term loan under the Term B Senior Credit Facility. The Company used approximately $58.7 million of the incremental term loan proceeds to pay a portion of the JJMA acquisition price, and approximately $1.25 million to pay transaction fees associated with the incremental term loan. The Company used approximately $12.0 million to pay a portion of the BMH acquisition price. On March 24, 2006, the Company entered into Amendment Two which made available to the Company $68.0 million in additional incremental term loans. The Company used approximately $16.5 million of these incremental term loan proceeds to pay a portion of the WCI acquisition price, and approximately $13.6 million to redeem the mezzanine warrants held by IIT and the Company’s Chief Executive Officer. On May 15, 2006, the Company borrowed $15.0 million of the incremental term loans made available under Amendment Two in order to pay a portion of the MA&D acquisition price. On June 30, 2006, the Company borrowed $21.0 million of the incremental term loans made available under Amendment Two and $50.0 million in incremental term loans under Amendment Three in order to pay a portion of the acquisition price for the Anteon Contracts.

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

Security.  The Term B Senior Credit Facility is secured by a security interest in all of the Company’s current and future tangible and intangible property, as well as all of the current and future tangible and intangible property of the Company’s subsidiaries, HFA, CATI, METI, JJMA, BMH, WCI and MA&D.

Interest and Fees.  Under the Term B Senior Credit Facility, the senior term loan and the senior revolving credit facility can each bear interest at either of two floating rates. The Company was entitled to elect that interest be payable on the Company’s $259.7 million senior term loan at an annual rate equal to either: 1) the applicable alternate base interest rate charged by CS plus 175 basis points or, 2) the Eurodollar rate plus 275 basis points. The Company was also entitled to elect that interest be payable on the senior revolving credit facility at an annual rate dependent on the Company’s leverage ratio and whether the borrowing is a Eurodollar or an alternate base rate (ABR) borrowing. Under the Term B Senior Credit Facility, if the Company were to elect a Eurodollar borrowing under its senior revolving credit facility, interest would be payable at an annual rate equal to the Eurodollar rate plus additional basis points as reflected in the table below under the column “Eurodollar Spread” corresponding to the Company’s leverage ratio at the time. Under the Term B Senior Credit Facility, if the Company were to elect an ABR borrowing under its senior revolving credit facility, the Company would pay interest at an alternate base interest rate based on the greater of CS’s prime rate or a federal funds effective rate, plus additional basis points reflected in the table below under the columns ‘‘Prime Rate ABR Spread or “Federal Funds ABR Spread” corresponding to the Company’s leverage ratio at the time.

	Eurodollar	Federal Funds	Prime Rate ABR
	Spread	ABR Spread	Spread
Leverage Ratio	(in basis points)	(in basis points)	(in basis points)

Category 1	275	225	175
Greater than or equal to 3.00 to 1.00
Category 2	250	200	150
Greater than or equal to 2.50 to 1.00 but less than 3.00 to 1.00
Category 3	225	175	125
Greater than or equal to 2.00 to 1.00 but less than 2.50 to 1.00
Category 4	200	150	100
Less than 2.00 to 1.00

On April 1, 2005, the Company elected to have the senior term loan bear interest at the Eurodollar rate and the senior revolving credit facility bear interest at the ABR rate based on CS’s prime rate. As of June 30, 2006, the Eurodollar rate on the senior term loan was 8.25 percent (5.50 percent plus 2.75 percent Eurodollar spread) and the ABR rate was 10.00 percent (8.25 percent plus 1.75 percent spread).

Interest Rate Cap Agreements.  The Term B Senior Credit Facility requires the Company to maintain interest rate hedge agreements acceptable to CS to cap the Company’s interest expense on at least 40 percent of the Company’s long-term senior debt. The Company has three such agreements in place with its senior lenders.

The interest rate cap agreements cap the floating component of the total interest rate the Company pays, but do not affect spreads based on leverage ratio. The actual effective rate of interest that the Company pays on principal subject to each cap agreement is equal to the floating component in the cap plus the applicable spread. The interest rate spread in Term B Senior Credit Facility is added to the interest rate cap rate in each cap agreement in order to determine the effective interest rates under the cap agreements.

In August 2004, the Company paid approximately $319,000 to cap its interest rate at 6.64% (3.89% floating rate cap plus 2.75% spread) on $36.9 million in notional principal from September 2004 through September 2005 and 7.41% (4.66% floating rate cap plus 2.75% spread) from September 2005 through September 2007. The notional principal declines over time to $34.5 million at September 2007. In April 2005, Amendment One reduced the Eurodollar spread to 225 basis points, such that the total interest payable with respect to the principal amount covered by the first cap agreement was reset to 6.91% (4.66% floating rate cap plus 2.50% spread). In March 2006, Amendment Two increased the Eurodollar spread to 250 basis points, such that the total interest payable with respect to the principal amount covered by the first cap agreement was reset to 7.16% (4.66% floating rate cap plus 2.50% spread). In June 2006, Amendment Three increased the Eurodollar spread to 275 basis points, such that the total interest payable with respect to the principal amount covered by the first cap agreement was reset to 7.41% (4.66% floating rate cap plus 2.75% spread).

In April 2005, the Company paid approximately $117,000 to cap its interest rate at 7.25% (5.00% floating rate cap plus 2.25% spread) on an additional $28.0 million in notional principal through September 2007. In March 2006, Amendment Two increased the Eurodollar spread to 250 basis points, such that the total interest payable with respect to the principal amount covered by the second cap agreement was reset to 7.50% (5.00% floating rate cap plus 2.50% spread). In June 2006, Amendment Three increased the Eurodollar spread to 275 basis points, such that the total interest payable with respect to the principal amount covered by the second cap agreement was reset to 7.75% (5.00% floating rate cap plus 2.75% spread).

In April 2006, the Company paid approximately $43,600 to cap its interest rate at 8.00% (5.50% floating rate cap plus 2.50% spread) on an additional $30.0 million in notional principal through September 2007. In June 2006, Amendment Three increased the Eurodollar spread to 275 basis points, such that the total interest payable with respect to the principal amount covered by the third cap agreement was reset to 8.25% (5.50% floating rate cap plus 2.75% spread).

As of June 30, 2006, approximately $94.8 million, or approximately 36.5 percent of the $259.7 million drawn under the Term B Senior Credit Facility was at a capped interest rate. The maximum effective interest rate on the $94.8 million that is currently under cap agreements is approximately 7.79 percent. The remaining outstanding aggregate balance under the Term B Senior Credit Facility over $94.8 million, which was approximately $164.9 million as of June 30, 2006, is not subject to any interest rate cap.

Other Fees and Expenses.  Each quarter the Company is required to pay a commitment fee equal to 50 basis points per year on the prior quarter’s daily unused balance of the revolving credit facility and the senior term loan. As of June 30, 2006, there was approximately $6.0 million outstanding on the revolving credit facility and there was no unused balance on the senior term loan. For the nine months ended June 30, 2006, the Company paid a commitment fee of approximately $0.1 million for the revolving credit facility and no commitment fee for the senior term loan.

In addition to issuance and administrative fees, the Company is required to pay a fronting fee not to exceed 25 basis points for each letter of credit issued under the revolving credit facility. Each quarter the Company is required to pay interest in arrears at the revolving credit facility rate for all outstanding letters of credit. In addition to other fees and expenses under the Term B Senior Credit Facility, the Company is required to pay an annual agent’s fee.

Covenants.  Under the terms of the Term B Credit Facility, the Company is required to comply with certain covenants. As of June 30, 2006, the Company was in compliance in all material respects with the covenants set forth in the Term B Credit Facility.

Bridge Loan Agreement

On June 30, 2006, the Company entered into a Bridge Loan Agreement with Credit Suisse and borrowed $170 million (the Bridge Loan, also called the Initial Loan). Certain of the Company’s subsidiaries have guaranteed the Bridge Loan Agreement. The Initial Loan is due December 31, 2007 and automatically converts to an Extended Loan maturing December 31, 2011, if it has not been repaid by December 31, 2007. Aggregate outstanding principal under the Bridge Loan is due and payable on December 31, 2011, together with accrued and unpaid interest and applicable premiums, unless it is repaid and satisfied before then.

If the Company issues certain permitted debt (excluding the Term B Senior Credit Facility), or sells, transfers or disposes of certain assets other than in the normal course of business, or issues or sells certain kinds of equity interests, it must use all net proceeds to repay any Bridge Loan amounts outstanding.

Use of Proceeds.  The Company used the proceeds from the Bridge Loan to pay part of the cost of acquiring the Anteon Contracts.

Interest and Prepayment.  The Bridge Loan bears interest at a floating rate based on the Eurodollar Rate plus the applicable spread reflected in the table below which varies over four time periods: July 1 — December 31, 2006; January 1, 2007 — June 30, 2007; July 1 — December 31, 2007; and January 1, 2008 — December 31, 2011. The first interest payment is due September 30, 2006. Interest is payable quarterly in arrears in cash except that the Company may elect to pay any interest payable in excess of 700 basis points over the applicable Eurodollar floating rate in the form of PIK notes or it may elect to add the excess to the principal amount of the Bridge Loan. The Company may prepay all or any portion of the Bridge Loan in minimum increments of $100,000, as long as the Company repays an aggregate of at least $1.0 million plus applicable premium (described below) and customary breakage costs associated with pre-payment of Eurodollar-based loans. Bridge Loan prepayments are subject to an applicable premium percentage (in basis points) of the principal amount being repaid based on the prepayment date. Applicable margins for interest rates based on the Eurodollar rate and prepayment premium percentages are disclosed in the table below.

		Eurodollar
		Spread	Prepayment
		Basis	Premium in
From	Through	Points	Basis Points

July 1, 2006	December 31, 2006	550	-0-
January 1, 2007	June 30, 2007	625	100
July 1, 2007	December 31, 2007	700	200
January 1, 2008	December 31, 2008	900	100
January 1, 2009	December 31, 2009	900	200
January 1, 2010	December 31, 2011	900	300

Covenants.  Under the terms of the Bridge Loan Agreement, the Company’s required to comply with certain covenants. As of June 30, 2006, the Company was in compliance in all material respects with the covenants set forth in the Bridge Loan Agreement.

During the remainder of fiscal year 2006 and the next six fiscal years, at a minimum, we expect that we will have to make the estimated interest and principal payments set forth below.

	7-Fiscal Year Period
	2006*	2007	2008	2009	2010	2011	2012
	($ In thousands)

Bank revolving credit facility
- Interest(1)	$99	$250	$250	$250	$250	$250	$250
Senior Secured Term B Loan
- Interest(2)	5,306	20,634	20,772	10,491	—	—	—
- Principal(3)	655	2,620	2,620	253,775	—	—	—
Bridge Loan
- Interest(4)	4,702	19,803	23,618	24,681	24,961	25,250	1,597
- Principal(4)	—	—	—	—	—	—	175,100
Subordinated note
- Interest(5)	—	—	—	6,384	3,192	—	—
- Principal(5)	—	—	—	27,352	27,352	—	—

Total cash — Pay interest	10,107	40,687	44,640	41,806	28,403	25,500	1,847
Total cash — Pay principal	655	2,620	2,620	281,127	27,352	0	175,100

Total	$10,762	$43,307	$47,260	$322,933	$55,755	$25,500	$176,947

*	Estimated interest expense for the remainder of fiscal 2006

(1)	We anticipate accessing, from time to time, our $50.0 million bank revolving credit facility to finance our ongoing working capital needs. The remaining term of the revolving credit facility is approximately three years; however, we expect to review the revolving credit facility as an on-going requirement to fund working capital. For the remainder of fiscal year 2006, we anticipate the balance drawn on the revolving credit facility will be approximately $3.3 million, which will decline during the remainder of fiscal year 2006 as we anticipate improved collections on outstanding accounts receivable. For the fiscal years 2007 through 2009, we anticipate the balance drawn on the revolving credit facility will be minimal. Interest expense value includes an estimate for the unused balance fee on the $50.0 million revolving credit facility.

(2)	The projected average annual balance we estimate will be drawn under the Senior Secured Term B Loan is as follows: $259.3 million, $257.7 million, $255.1 million, and $126.9 million for the remainder of fiscal year 2006 and for fiscal years ending September 30, 2007, 2008, and 2009, respectively. The Company expects it will need to refinance the Term B Senior Credit Facility before the end of fiscal year 2008 and expects interest expense to continue at levels similar to prior years. Based on an estimated LIBOR rate plus the CS Eurodollar spread, the effective annual interest rate for the remainder of fiscal year 2006 and for fiscal years 2007, 2008, and 2009 is estimated to be approximately 7.9%, 7.8%, 7.9%, and 8.0%, respectively. The effective interest rate takes into account the interest rate cap agreements which limit the interest rate on a portion, but not all, of the outstanding principal balance of the Term B Senior Credit Facility. The current cap agreements expire in September 2007. Outstanding principal balances not under the cap agreements had interest based on the Eurodollar rate. The term of the Senior Secured Term B Loan is five years. The approximate impact of a 1% increase in the interest rate, as applied to principal balances drawn under the Senior Secured Term B Loan not covered by the current interest rate cap agreements would be $0.4 million, $1.7 million, $2.6 million, and $1.3 million for the remainder of fiscal year 2006 and for fiscal years ending September 30, 2007, 2008, and 2009, respectively. Estimated interest expense includes an estimate for the commitment fee on the Senior Secured Term B Loan.

(3)	The Term B Senior Credit Facility requires us to repay 1 percent of the principal balance outstanding under the senior term loan during each of the fiscal years 2006 through 2008 and 96 percent of the principal balance outstanding during fiscal year 2009 of the term. The table reflects the balance drawn of $259.67 million as of June 30, 2006, resulting in expected annual principal payments of approximately $0.6 million for the remainder of fiscal year 2006 and $2.62 million in each of fiscal years 2007, and 2008. During the fifth year, or 2009, we are scheduled to pay principal in the amount of $253.8 million. The Term B Senior Credit Facility also requires us to make mandatory prepayments of principal depending upon whether we generate certain excess cash flow in a given fiscal year, we issue certain equity, we issue or incur certain debt or we sell certain assets. As of June 30, 2006, no mandatory prepayments are due.

(4)	The table reflects the balance drawn under the Bridge Loan of $170.0 million as of June 30, 2006 with the principal amount, plus applicable prepayment premium, due and payable on December 31, 2011. The principal amount of $175.1 million includes $170.0 million at par value plus prepayment premium of $5.1 million (3% of par). Based on an estimated Eurodollar rate plus the CS Eurodollar spread, the effective annual interest rate for the remainder of fiscal year 2006 and for fiscal years 2007, 2008, 2009, 2010, 2011 and 2012 is estimated to be approximately 11.1%, 11.6%, 13.9%, 14.5%, 14.7%, 14.8% and 15.0%, respectively. The approximate impact of a 1% increase in the interest rate, as applied to principal balance drawn under the Bridge Loan, would be $0.4 million for the remainder of fiscal year 2006, $1.7 million for each fiscal year 2007 through 2011, and $0.4 million for the partial period of fiscal year 2012.

(5)	Interest expense on the subordinated note during the four fiscal years from 2006 to 2008 is 6% simple interest, paid-in-kind by the issuance of PIK notes. These interest amounts accrue to principal increasing the principal value of the subordinated note. PIK notes do not bear interest. Interest obligations paid by issuance of the PIK notes does not compound. In the years 2006 through 2008, the PIK interest on the Subordinated Note will be approximately $2.4 million in each year. During the eight-year term of the Subordinated Note, approximately $14.2 million of principal accretes to the note through the PIK notes. These amounts are included in the principal payments in fiscal years 2009 and 2010. In years 2009 and 2010, interest will be 16% paid quarterly in cash on the original principal of $39.9 million. The principal, together with the outstanding balance of the PIK notes, will be paid in equal amounts at the end of fiscal years 2009 and 2010.

Other Obligations

Earn-outs

The Company has earn out commitments related to the following acquisitions:

CATI — There is an earn out provision not to exceed a total of $8.25 million based on the revenue of the business units that formerly comprised CATI for fiscal years 2005 through 2007. There is a second earn out provision not to exceed $1.5 million based on attaining certain revenue goals in the commercial aviation industry. The obligations continue until September 2007. For the nine months ended June 30, 2006 and 2005, the Company recognized approximately $2.0 million and zero, respectively, in earn out obligation related to CATI.

BMH — There is an earn out provision not to exceed a total of $6.0 million based on the revenue of the business units that formerly comprised BMH. The obligation continues until December 2007. For the nine months ended June 30, 2006 and 2005, the Company recognized no earn out obligation related to BMH.

WCI — There is an earn out provision not to exceed a total of $2.5 million based on the revenue of the business units that formerly comprised WCI. The obligation continues until September 2007. For the nine months ended June 30, 2006 and 2005, the Company recognized no earn out obligation related to WCI.

MA&D — There is an earn out provision not to exceed a total of $2.5 million based on the revenue of the business units that formerly comprised MA&D. The obligation continues until September 2007. For the nine months ended June 30, 2006 and 2005, the Company recognized no earn out obligation related to MA&D.

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

As of June 30, 2006, the Company has spent a cumulative total of $27.6 million to repurchase shares of its common stock from the Trust to satisfy obligations under the KSOP to terminated employees.

	Number of Shares		Total Value
Date	Repurchased	Share Price	Purchased

June 2003	5,248	$11.13	$58,412
July 2003	2,696	$11.13	$30,000
December 2003	50,031	$14.71	$735,956
May 2004	117	$16.56	$1,945
June 2004	727	$16.56	$12,039
June 2004	743	$16.56	$12,297
July 2004	48,309	$16.56	$799,997
December 2004	46,816	$19.94	$933,505
March 2005	5,691	$19.94	$113,486
June 2005	45,846	$29.81	$1,366,674
August 2005	1,090	$33.78	$36,803
September 2005	170,657	$33.78	$5,764,784
December 2005	211,537	$35.89	$7,592,079
June 2006	273,800	$37.06	$10,147,043

Total			$27,605,031

The Company believes that cash flow from operations and cash available under its revolving credit facility will provide it with sufficient capital to fulfill its current business plan and to fund its working capital needs for at least the next 27 months. Although the Company expects to have positive cash flow from operations, it will need to generate significant additional revenues beyond its current revenue base and to earn net income in order to repay principal and interest on the indebtedness it assumed under the Term B Senior Credit Facility, the Bridge Loan and the remaining outstanding indebtedness it incurred to fund the Transaction.

The Company’s business plan calls for it to continue to acquire companies with complementary technologies. The Term B Senior Credit Facility allows the Company to make certain permitted acquisitions, and the Company intends to use a portion of the financing available to it under the Term B Senior Credit Facility to make permitted acquisitions.

The Company expects to refinance the Bridge Loan Agreement before the end of fiscal year 2006 through the issuance of up to $200.0 million of unsecured senior subordinated notes. The Company intends to use the proceeds to repay the Bridge Loan and a portion of the Senior Term B Credit loan. The Company also expects that it will need to refinance the Term B Senior Credit Facility before the end of fiscal year 2008. The Company’s cash from operations will be insufficient to satisfy all of its obligations and it cannot be certain that it will be able to refinance on terms that will be favorable to the Company, if at all. Moreover, if the Company’s plans or assumptions change, if its assumptions prove inaccurate, if it consummates additional or larger investments in or acquisitions of other companies than are currently planned, if it experiences unexpected costs or competitive pressures, or if its existing cash and projected cash flow from operations prove insufficient, it may need to obtain greater amounts of additional financing and sooner than expected. While it is the Company’s intention only to enter into new financing or refinancing that it considers advantageous, it cannot be certain that such sources of financing will be available to the Company in the future, or, if available, that financing could be obtained on terms favorable to the Company.

Contract performance — Joint Spectrum Center Contract

The Company did not win the re-compete for its existing contract with the JSC. The Company filed a protest against the award of the contract to one of its competitors. The Company’s principal argument was that the successful bidder had an organizational conflict of interest with respect to its proposed performance of the contract. In its decision dated January 9, 2006, the GAO sustained the protest and recommended that the contracting agency take certain corrective action in order to address the awardee’s organizational conflict of interest. On June 12, 2006, the contracting agency re-awarded the contract to the original awardee. On June 16, 2006, the Company filed another formal bid protest. The Company’s principal argument was that the original awardee continues to have an organizational conflict of interest with respect to its proposed performance of the contract. The Company is awaiting a decision from the GAO. The Company continues to support the JSC customer under its existing contract until the issues involved in its protest are resolved.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to interest rate risk is primarily due to the debt it incurred to finance the Transaction, the subsequent refinancing of a portion of that debt in August 2004 and additional financing undertaken by the Company in October 2004, April 2005, March 2006 and June 2006. The Subordinated Note has a stated fixed interest rate, and therefore presents no risk of change to interest charges as a result of an increase in market interest rates.

The balance drawn under the $50.0 million senior revolving credit facility bears interest at variable rates based on CS’s prime rate plus a maximum spread of 225 basis points. The balance on the Senior Secured Term B Loan bears interest at variable rates tied to the Eurodollar rate. Such variable rates increase the risk that interest charges will increase materially if market interest rates increase. As of June 30, 2006, the Company has reduced, in part, the maximum total amount of variable interest rate risk on the Senior Secured Term B Loan by entering into three interest rate cap agreements that cover the first $92.5 million, or approximately 35.6% of currently outstanding principal borrowed. See the Discussion of Debt Structure in Item 2 for a discussion of the three interest rate cap agreements. The approximate impact of a 1% increase in the interest rate, as applied to principal balances drawn under the Senior Term B Credit Facility that are not covered by the current interest rate cap agreement, would be approximately $0.2 million, $1.7 million, $2.6 million, and $1.3 million for the remainder of fiscal year 2006 and for fiscal years ending September 30, 2007, 2008, and 2009, respectively.

The balance drawn under the Bridge Loan Agreement bears interest at variable rates tied to the Eurodollar rate plus a maximum CS Eurodollar spread of 900 basis points. Such variable rates increase the risk that interest charges will increase materially if market interest rates increase. The approximate impact of a 1% increase in the interest rate, as applied to the principal balance drawn under the Bridge Loan Agreement, would be $0.4 million for the remainder of fiscal year 2006, $1.7 million for each fiscal year 2007 through 2011, and $0.4 million for fiscal year 2012.

The Company does not use derivatives for trading purposes. It invests its excess cash in short-term, investment grade, and interest-bearing securities.

Foreign currency risk

The Company’s expenses and revenues from its international contracts are generally denominated in U.S. dollars. The Company does not believe that its operations are subject to material risks associated with currency fluctuations.

Risk associated with the value of Alion common stock

The Company has exposure to change in the fair market value of Alion’s common stock as the economic basis for the estimate of contingent obligations relating to the holder’s put rights associated with the Subordinated Note warrants. The value of this obligation would increase by approximately $1.1 million if the price of the Company’s stock were to increase by 10% and would decrease by approximately $1.4 million if the price of the Company’s stock were to decrease by 10%.

The Company also has exposure to change in the fair market value of Alion’s stock as the economic basis for the estimate of contingent obligations relating to its repurchase obligations under the KSOP and obligations relating to stock appreciation rights and phantom stock programs. The amount of such exposure will depend upon a number of factors including but not limited to, the number of employees who might exercise their rights under the stock appreciation and phantom stock programs during any particular time period.

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

See Footnote 17 to the Condensed Consolidated Financial Statements.

Other than the actions discussed in Footnote 17, the Company is not involved in any legal proceeding other than routine legal proceedings occurring in the ordinary course of business. The Company believes that these routine legal proceedings, in the aggregate, are not material to its financial condition and results of operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None, other than sales of securities already reported by the Company in current reports on Form 8-K.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

4.13	Twelfth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.

4.14	Thirteenth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.

10.69	Asset Purchase Agreement dated as of June 4, 2006, by and between Anteon Corporation, Alion Technical Services Corporation and Alion Science and Technology Corporation. (1)

10.73	Separation Agreement between Alion Science and Technology Corporation and Barry Watson.

10.74	Second Addendum to Employment Agreement between Alion Science and Technology Corporation and James Fontana.

10.75	Commitment letter by and between Alion Science and Technology Corporation, Credit Suisse and Credit Suisse Securities (USA) LLC.

10.76	Amendment to Offer of Promotion between Alion Science and Technology Corporation and Leroy R. Goff III.

10.77	Offer Letter between Alion Science and Technology Corporation and Scott A. Fry.

10.78	Addendum to Offer Letter between Alion Science and Technology Corporation and Scott A. Fry.

31.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation pursuant to 15d-14a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Executive Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 7, 2006 (File no. 333-89756).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALION SCIENCE AND TECHNOLOGY CORPORATION

By:	/s/ John M. Hughes
Name: John M. Hughes
Title: Chief Financial Officer

(Principal Financial and Accounting Officer
and Duly Authorized Officer)

Date: August 14, 2006