Form 10-K
period 2006-09-30
ALION SCIENCE & TECHNOLOGY CORP
filed 2006-12-01
CIK 1166568

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2006
Alion Science and Technology Corporation
(Exact name of Registrant as Specified in its Charter)

Delaware	333-89756	54-2061691
(State or Other Jurisdiction of	(Commission File Number)	(IRS Employer
Incorporation or Organization)		Identification No.)

10 West 35th Street	1750 Tysons Boulevard, Suite 1300
Chicago, IL 60616	McLean, VA 22102
(312) 567-4000	(703) 918-4480
(Address, including Zip Code and Telephone Number, including
Area Code, of Principal Executive Offices)

Securities registered pursuant to Section 12(b) or 12(g) of the Act:
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☑ No ☐
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated Filer ☐      Accelerated filer ☐      Non-accelerated filer ☑.
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter: None
     The number of shares outstanding of Alion Science and Technology Corporation common stock as of September 30, 2006 was 5,210,126.
Documents Incorporated by Reference: None

ALION SCIENCE AND TECHNOLOGY CORPORATION
FORM 10-K

PART I
Item 1. Business
          Some of the statements under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this annual report on Form 10-K constitute forward-looking statements, which involve known and unknown risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions and are for illustrative purposes only. These statements may be identified by the use of words such as “believe,” “expect,” “intend,” “plan,” “anticipate,” “likely,” “will,” “forecast,” “projections,” “could,” “estimate,” “may,” “potential,” “should,” “would” and similar expressions and may also include references to assumptions.
          The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following: changes to the ERISA laws related to the Company’s Employee Ownership, Savings and Investment Plan; changes to the tax laws relating to the treatment and deductibility of goodwill, the Company’s subchapter S status, or any change in the Company’s effective tax rate; additional costs associated with compliance with the Sarbanes-Oxley Act of 2002, including any changes in the SEC’s rules, and other corporate governance requirements; failure of government customers to exercise options under contracts; funding decisions relating to U.S. Government projects; government contract procurement risks, such as protests of contract awards and government contract terminations; competitive factors such as pricing pressures and/or ability to hire and retain employees; the results of current and/or future legal proceedings and government agency proceedings which may arise out of our operations (including our contracts with governmental agencies) and the attendant risks of fines, liabilities, penalties, suspension and/or debarment; undertaking acquisitions that could increase our costs or liabilities or be disruptive; taking on additional debt to fund acquisitions; failure to adequately integrate acquired businesses; material changes in other laws or regulations applicable to the Company’s businesses, as well as other risks discussed elsewhere in this annual report.
          Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s view only as of December 1, 2006. We undertake no obligation to update any of these factors or to publicly announce any change to our forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise.
Overview
          Alion Science and Technology Corporation (“Alion”, “the Company”, “we”, “our”) is an employee-owned company. We provide scientific, engineering and information technology solutions for problems relating to national defense, homeland security and energy and environmental analysis. We provide these services primarily to U.S. government agencies, in particular U.S. Department of Defense (DoD), state and foreign governments, and other commercial customers.
          Our revenue for fiscal year ended September 30, 2006 was $508.6 million, a 37.8% increase over the prior fiscal year. Federal government contracts accounted for approximately 95% of our revenues in the fiscal year ended September 30, 2006, of which approximately 89% came from the DoD alone. For the fiscal year ended September 30, 2005, federal government contracts accounted for approximately 96% of our revenues and approximately 88% came from the DoD.
          We apply our expertise to a range of specialized fields, which we refer to as core business areas. The core business areas are further described below. The estimated percentage distribution of our annual revenues, by core business area, is provided in the table below.

	Estimated Revenue by Fiscal Year*
	(in millions)
Core Business Area	2006		2005		2004
-Defense Operations	$159.0	32%	$131.4	36%	$105.1	39%
-Wireless Communications	47.0	9%	$56.0	15%	$37.8	14%
-Industrial Technology Solutions	45.6	9%	$51.7	14%	$35.9	14%
-Naval Architecture and Marine Engineering	142.2	28%	$51.0	14%	$1.1	0%
-Modeling and Simulation	47.5	9%	$34.9	9%	$22.1	8%
-Chemical, Biological, Nuclear, and Environmental Sciences	40.9	8%	$33.2	9%	$32.5	12%
-Information Technology	26.4	5%	$11.0	3%	$35.4	13%

	$508.6	100%	$369.2	100%	$269.9	100%

*	Beginning 2005, the descriptions of the core business areas were modified as compared to descriptions used in our annual report on Form 10-K for fiscal year 2004. The results for 2004 have been re-categorized using the modified core business area descriptions. Revenues and percentages are based on management estimates.
          Defense Operations. We provide defense operations services to the DoD, including the following individual service components:
•	Military transformation: we identify and analyze issues and programs of major importance for the Office of the Secretary of Defense and related U.S. military services transformation initiatives such as joint warfare experimentation. We also integrate Command, Control, Communication, and Computer Intelligence (C4I) initiatives and develop net-centric initiatives.

•	Logistics management: we provide support to the U.S. Army on a broad range of requirements including infrastructure assessment, defense industrial base assessment, financial management, cost analysis, and base realignment, from planning to implementation.

•	Readiness assessments and operational support: we deliver strategic planning and decision-making process improvements by providing technical assistance and decision support tools, such as Full Spectrum Analysis and Distributed Information System Collaboration Architecture.

•	Training and education services: we assist the DoD in the development of its department-wide education and training policies. We develop the necessary technology, compile the information to be used in the courseware, and then translate this into an electronic or web-based advanced distant learning medium so that the student can interact with the courseware from a remote location.

•	Critical infrastructure protection, risk and vulnerability analysis: we provide techniques, tools, and operational support to assess vulnerabilities and defend infrastructure, including ports, power plants and communications nodes.
          Wireless Communications. We provide wireless communications research and spectrum engineering services primarily to the DoD, but also to other agencies of the U.S. government. To a lesser extent, we provide wireless communications research and spectrum engineering services to commercial customers and foreign governments. We have expertise in four primary areas:
•	Wireless and communications-electronics engineering: we perform work for the government “communications-electronics” and commercial wireless communities. The term “communications-electronics” refers to all devices or systems that use the radio frequency spectrum. Our work for the government sector includes such tasks as conducting modeling and simulation of communications networks and analyzing radar and space systems performance. For our commercial customers, both foreign and domestic, we determine whether wireless communication networks have the geographic coverage the customers desire, and whether the systems operate free of interference, and we make recommendations designed to improve network performance. We also evaluate and make recommendations for the design of radio transmitters, receivers and antennas for our commercial customers. In the area of net-centric operations, we design next generation wireless networks and devices, including frequency and bandwidth-adaptive systems.
•	Spectrum management: we perform studies and analyses related to the manner in which the radio frequency spectrum may be utilized without interruption or interference by both new and existing users and technologies. In addition, we assess existing and new technologies for their ability to utilize the radio frequency spectrum efficiently — in other words, to accomplish designated tasks without using too much of the available radio frequency spectrum. Our services, which include providing spectrum policy advice, are used to support decisions of senior government officials in the U.S. and abroad.

•	C4ISR system engineering: we deliver Command, Control, Communication and Computer Intelligence, Surveillance, and Reconnaissance (C4ISR) engineering and analysis support for radio frequency communications, radar, and Identification Friend or Foe, to DoD system developers and integrators. We also develop automated spectrum management software to assign frequencies to multiple users of the radio frequency spectrum in an effort to minimize interference. Our software tool, Spectrum XXITM, is the automated spectrum management system used worldwide by the DoD, and it is now also being used by other agencies of the U.S. federal government. We also design, integrate and deploy spectrum monitoring software to locate and track violators of the rules and regulations of spectrum usage.

•	Electromagnetic environmental effects: we perform studies and analyses to measure and predict electromagnetic environmental effects for both government and commercial customers. Our work has involved building automated tools designed to predict the effects of potential hazards of electromagnetic radiation to ordnance, fuel and personnel. We also analyze electronic components in automotive parts such as brakes and airbags for electromagnetic interference issues on behalf of various commercial customers.
          Industrial Technology Solutions. We provide the following services to our federal government customers, including the DoD, and, to a lesser extent, to commercial customers:
•	Reliability, material and manufacturing engineering: we apply technology to enhance production, improve performance, reduce cost and extend life of complex engineered products.

•	Sensor technology development: we develop, evaluate, adapt and integrate sensor technologies and provide support to the DoD’s Night Vision and Electronic Sensors Directorate.

•	Facilities engineering/construction management: we provide expertise in engineering, architecture and related disciplines (e.g., construction management, logistics, design oversight and inspection).

•	Research and analysis center management: we manage a number of DoD information analysis centers such as the: Advanced Materials, Manufacturing and Testing Information Analysis Center (AMMTIAC) which is a recent combination of the Advanced Materials Processes Technology Information Analysis Center (AMPTIAC), the Manufacturing Technology Information Analysis Center (MTIAC), and the Non Destructive Testing Information Analysis Center (NTIAC). We also manage the DuPage Manufacturing Research Center.

•	Aerospace coating production and application: we develop and apply coatings to protect government and commercial satellites.

•	Innovative manufacturing technologies: we develop and integrate systems for low-volume productivity (e.g., laser cladding of parts) and rapid manufacturing systems.
          We also operate acoustical laboratories through which we have the capability to test and evaluate various components for sound transmission, absorption and intensity; field measurement testing; equipment vibration and isolation; noise abatement; and active silencing.
          Naval Architecture and Marine Engineering. We provide technical services for ship and systems design from the initial phase of mission analysis and feasibility trade-off studies through contract and detail design, production supervision, testing and logistics support for the commercial and naval markets.
•	Ship design: we provide total ship design services for military and commercial customers. The services encompass whole ship systems engineering including requirements definition, concept analysis, feasibility studies and contract design, detail design and production support.

•	Naval architecture: we provide systems engineering/design integration, hull form development and performance analysis, structural design and analysis, weight engineering and intact and damage stability analysis.

•	Marine engineering: we design and engineer ship systems including propulsion, electrical, fluids/piping, auxiliary, HVAC, deck machinery, and machinery automation and control systems. We provide expertise for machinery integration, test and trials, failure analysis, modeling and simulation, and integrated logistics support.

•	Combat systems engineering: we provide services including mission and threat analysis, evaluation of candidate warfare and combat systems, development of specifications and installation drawings for topside and below-deck interface requirements, and ship modernizations.

•	Program management: we furnish acquisition planning, business and financial management, configuration and data management, test and evaluation support, and production analysis and management in all life cycle phases of equipment, systems, and ships.
          Modeling and Simulation. Our modeling and simulation operations assist our customers in examining the outcome of events by providing services such as:
•	Wargaming, experimentation, scenario design and execution: we design and conduct strategic and operations analytic wargames to evaluate future operational concepts and force transformation initiatives, create and implement training scenarios for two-dimensional and three-dimensional (3-D) simulation systems, support Joint Forces Command’s Millennium Challenge, and we support Joint Conflict and Tactical Simulation (JCATS) scenarios.

•	C4I integration: we design and develop policies for the DoD to enable standard automated interfaces between simulation and C4I systems which support improved planning, training and military operations.

•	Analysis and visualization: we develop terrain modeling databases and realistic 3-D visual systems for flight simulation and other training systems. We manage the Modeling and Simulation Information Analysis Center (MSIAC) for the DoD.

•	Phenomenological modeling: we develop phenomenological models for nuclear, chemical, biological and electromagnetic environments.
          Chemical, Biological, Nuclear and Environmental Sciences. Our chemical, biological, nuclear and environmental sciences operations provide a wide range of research primarily to the DoD and the U.S. Environmental Protection Agency, but also to other departments of U.S. federal and state governments, including:
•	Chemical/biological agent detection and decontamination: we develop, test and evaluate methods for detection and chemical decontamination of chemical, biological and other toxic agents; and operate a chemical agent surety laboratory. We provide analytical methods to enhance safe handling of chemical substances and design methods to convert harmful chemical and biological materials into harmless materials.

•	Laboratory support: using our laboratory facilities we analyze materials, wastes and effluents to determine constituents and/or properties; develop and validate analytical methods and instruments; and develop, test and implement methods for measuring air quality.

•	Life sciences: we provide analysis, testing, operational and laboratory support in the areas of: biotechnology, biomedical sciences and toxicology.

•	Detection, recovery and disposal of unexploded ordnance and explosives: we demilitarize conventional, toxic/radioactive and chemical warfare material; and we decontaminate and demolish buildings and equipment contaminated with explosives. We provide these services through our wholly-owned subsidiary, Human Factors Applications, Inc.

•	Environmental sciences: we provide analysis, operational and laboratory support in: air pollution research, toxicology, ecology and habitat, and quality assurance program support; exhaust plume dispersion calculations and modeling; emissions modeling; air and water pollution equipment evaluations; and technology evaluations of waste streams.

•	Nuclear safety and analysis: we provide nuclear safety and analysis services to the U.S. Department of Energy and its National Laboratories as well as to the commercial nuclear power industry.

          Information Technology. Our information technology operations provide the following services primarily to agencies of the U.S. government, including the DoD, as well as to commercial customers:
•	Enterprise architecture development and integration: we design, develop and implement enterprise information systems.

•	Applications development: we develop web-based and stand-alone solutions, as well as decision support tools.

•	Knowledge management: we deliver solutions for data warehousing/mining, decision support, and information analysis.

•	Network design and secure network operations: we provide information assurance, business continuity and disaster planning, network planning and designs for virtual private networks.

•	Independent verification and validation: we implement modeling and simulation, test and evaluation, and database monitoring.

•	Medical informatics: we develop and integrate technologies for acquisition, storage and use of information, including decision support in the field of biomedicine.
          Software Tools and Technology Products. We provide a series of software tools and technology products that complement our core business areas. While our software tools and technology products represent less than 0.1% of our total revenue, they play an important role in enhancing our service and solutions offerings and increasing customer satisfaction. Examples include:
•	Frequency Assignment & Certification Engineering Tool (FACET™): this software tool automates the assignment of radio frequencies, which we refer to as spectrum management, in a way that is designed to minimize interference between multiple users of the radio frequency spectrum.

•	Advanced Cosite Analysis Tool (ACAT™): this software tool is designed to permit co-location of numerous antennas on towers, rooftops and other platforms by predicting interference between the various systems and informing the user how to minimize interference.

•	Spectrum Monitoring Automatic Reporting and Tracking System (SMART™): this system characterizes the frequency usage in a given geographic area, allowing the customer to remotely monitor the spectrum to identify unauthorized users and to look for gaps in the spectrum usage.

•	X-IG™: this software provides 3-D images for managing and displaying visuals of terrain and environment used in flight simulation and other training systems.

•	MobSim™ / SimViewer™: this software provides for tracking components across multiple modes of transportation (e.g., air, sea, rail and truck).

•	Virtual Ocean™: this software provides visualization of ship motions based on analytically correct representation of the seaway.

•	Countermeasures™: we provide vulnerability/risk assessment software used to analyze and quantify physical or electronic security.

•	CaveDog™: this product is a small, remote-controlled hemispherical, multi-spectral vision robot vehicle used for surveillance and reconnaissance.

•	Real Time Location System (RTLS™): this product is designed to enable customers to track thousands of users in a defined area, such as a seaport, a football stadium or an office building, using low cost antennas and badges.

•	Isis- 3D™: we provide fire code software with specific models for weapon thermal hazard response, including aerosol and radiation models.

•	PRISM™: we provide software used for system level failure rate modeling with the ability to model both operating and non-operating failure rates. The system considers non-component failure causes through process assessment.
Corporate History
          Alion Science and Technology Corporation was organized on October 10, 2001, as a for-profit Delaware corporation for the purposes of purchasing substantially all of the assets and assuming certain liabilities of IITRI, a not-for-profit Illinois corporation. Alion is a 100% Employee Stock Ownership Plan (ESOP) owned, S corporation that is the successor in interest to IITRI, a government contractor in existence for more than sixty years. The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Trust (the ESOP Trust) holds record title to all issued and outstanding shares of Alion’s common stock. On December 20, 2002, some of the eligible employees of IITRI directed funds from their eligible retirement account balances into Alion’s ESOP. State Street Bank and Trust Company, trustee of the ESOP Trust (the ESOP Trustee), used these proceeds, together with funds described elsewhere in this annual report, to purchase substantially all of IITRI’s assets and certain liabilities (hereafter referred to as the “Selected Operations of IITRI”). We refer to this purchase as “the Transaction.” Given the significance of the Transaction, and its effect on Alion’s capital structure, summary descriptions of the acquisition and the related deal terms, the purchase of Alion common stock by the ESOP, and Alion’s ESOP are provided below.
The Acquisition and Deal Terms for the Purchase of Assets from IITRI (the Transaction)
          Acquired Business. On December 20, 2002, Alion acquired substantially all of the assets, rights and liabilities of IITRI’s business except for, amongst others, those assets, rights and liabilities associated with the Life Sciences Operation (other than its accounts receivable, which Alion did acquire), and IITRI’s real property, some of which we leased upon completion of the acquisition.
          Purchase Price. The aggregate purchase price we paid to IITRI for its assets was approximately $127.3 million.
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
          Representations and Warranties. Within the stock purchase agreement, we made representations and warranties to the ESOP Trust that are customary to transactions of this type.
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
The Alion ESOP
          The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan, which we refer to as the KSOP, is a qualified retirement plan and is comprised of what we refer to as an ESOP component and a non-ESOP component. 100% of the Company’s outstanding shares of common stock are held in the ESOP component of the KSOP.
Eligible employees of the Company can purchase beneficial interests in the Company’s common stock by:

•	rolling over their eligible retirement account balances into the ESOP component of the KSOP by making an individual one-time ESOP investment election available to new hires; and/or

•	directing a portion of their pre-tax payroll income to be invested in the ESOP component of the KSOP.
          The ESOP Trustee, State Street Bank and Trust Company, uses the monies that eligible employees invest in the ESOP to purchase shares of the Company’s common stock, for allocation to those employees’ ESOP accounts.
          The Company makes retirement plan contributions to all of its employees who are eligible participants in the KSOP. These retirement plan contributions are made to eligible employees’ accounts in both the ESOP and the non-ESOP components of the KSOP. The Company also makes matching contributions on behalf of eligible employees, in the ESOP component, based on their pre-tax deferrals of their Alion salary.
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
          By law, Alion is required to value the common stock held in the ESOP component at least once a year. Alion has elected to have the common stock in the ESOP component valued by the ESOP Trustee twice a year — as of March 31 and September 30. Because all ESOP transactions must occur at the current fair market value of the common stock held by the ESOP Trust, having bi-annual valuations affords eligible employees the opportunity to invest in Company common stock and, when applicable, request distributions of their ESOP accounts at the end of each semi-annual period, rather than waiting until the end of each plan year.
Business Strategy
          Our objective is to continue to grow our revenue both organically and through strategic acquisitions by capitalizing on our skilled work force and our sophisticated solutions competencies. The key strategies for meeting this objective are described below.
Broaden our existing core competencies. We continually seek to develop new expertise and keep pace with developments in technology by hiring skilled employees, investing in research and development and acquiring new technologies that broaden the scope of our core business areas. In recent years through our acquisition program, we have significantly enhanced several of our core business areas including defense operations, information technology, modeling and simulation, and naval architecture and marine engineering. We also seek to broaden our technology skills by providing training to new and current employees. For example, we have established Alion University to provide our employees with financial, administrative and managerial training and education. In addition, we conduct customer-funded, and to a lesser degree, internally-funded, research and development activities each year. These efforts are designed to position us to remain at the forefront of the federal and commercial technology solutions markets and enhance our ability to service the needs of our customers.
Leverage experience and reputation to expand market share. We perform a variety of services for a broad base of approximately 350 customers, including a number of Cabinet-level U.S. government agencies, as well as state and foreign governments to a lesser degree. We plan to leverage our sophisticated set of capabilities as well as our customer relationships in order to expand our market presence by delivering solutions to new customers. We also believe we can grow our revenue by offering the new solutions capabilities we have obtained through our recent acquisitions or developed internally for our existing customers. We believe that our strong relationships with our customers and sophisticated technology capabilities will allow us to continue to increase market share.
Continue to improve financial performance and increase scale. We believe a key element of our success has been our continued focus on growing our business and achieving operating efficiencies attendant to increased size. Over the last five years we achieved a track record for consistent revenue growth. From fiscal year 2000 to fiscal year 2006, our revenue grew at a compounded annual growth rate of 21.8% from $156.0 million to $508.6 million. We believe our cost structure will benefit from operating cost synergies achieved through the recent acquisition of certain assets, consisting primarily of customer contracts, from Anteon Corporation (the Anteon Asset Acquisition). We intend to continue to strengthen our financial performance by growing our business, both organically and through strategic acquisitions, by achieving additional cost efficiencies, and by continuing to reduce operating costs where possible. As we improve financial performance, we believe we will strengthen our position to win business as a result of a more competitive cost structure. In recent years, we have also increased the scale of our business. We plan to leverage our increased scale and skill set to allow us to bid on larger government programs and broaden our customer base.
Pursue a disciplined acquisition strategy. The U.S. government technology industry provides many opportunities to grow through acquisitions. We have maintained a disciplined acquisition strategy. We have evaluated a large number of opportunities, pursued a more limited number and completed 11 acquisitions since January 1, 2003. The success of our acquisition strategy stems from our pricing discipline and successful integration. The Anteon Asset Acquisition occurred on June 30, 2006 and its integration is substantially complete. We have successfully integrated all of our other acquisitions into our operations and information systems with an average integration completion time of approximately 90 days. We intend to continue to pursue strategic acquisitions of companies with talents and technologies complementary to our current fields and to our future business goals in order to broaden our customer base and expand our core competencies.
Market and Industry Background

          We see the following trends that will continue to drive increased DoD and other U.S. government agencies’ spending for and greater dependence on technology services contractors.
          Continuing Growth in Overall DoD Budget/Spending. In addition to projected increases in overall DoD spending on contracting out to the private sector, our government customers are also increasing their dependence and spending on the specific types of services and solutions we provide. The DoD budget for federal fiscal year 2007, excluding supplemental funding relating to operations in Iraq and Afghanistan, has been proposed to the Congress at $439.3 billion, representing a 48.0% increase over federal fiscal year 2001. Federal fiscal year 2005 DoD actual spending excluding supplemental funding relating to operations in Iraq and Afghanistan was $400.1 billion. This growth is expected to continue, with the DoD forecasting its budget to grow to over $499.0 billion (excluding supplemental funding) by federal fiscal year 2011.
          Growing Spending in the DoD Operations and Maintenance Accounts. The current growth in U.S. military spending is being particularly driven by increases in the Operations and Maintenance (O&M) portion of the budget, rather than weapons and other procurement. The O&M portion of the DoD budget, which includes the majority of the services we provide to the U.S. military, such as engineering, information technology and logistics, is the largest and fastest growing segment of DoD military spending. For federal fiscal year 2006, the DoD budgeted O&M spending to be $147.0 billion, which represented 35.0% of the total DoD military budget, and is projected by the DoD to increase approximately 4.0% annually, on average, through federal fiscal year 2009 to $165.0 billion. The federal fiscal year 2007 budget for O&M spending has been proposed at $152.0 billion. Furthermore, according to the Government Electronics & Information Technology Association, the outsourced O&M addressable market (excluding provision of fuel and other consumables) of the DoD’s budget is estimated to account for $34.0 billion of the federal fiscal year 2006, and to increase to $42.0 billion in federal fiscal year 2009.
          Projected Increases in Private Sector Information Technology Government Spending. The U.S. government is the largest consumer of information technology services and solutions in the United States. We believe that the U.S. government’s spending on information technology will continue to increase in the next several years. INPUT, an independent U.S. government market research firm, expects this trend to continue, with U.S. government spending on information technology to increase from $63.3 billion in federal fiscal year 2006 to $80.5 billion in federal fiscal year 2011, representing an annual growth rate of 5.0%. Moreover, this data may not fully reflect U.S. government spending on classified programs such as intelligence programs, operational support services to U.S. armed forces and complementary technical services, such as sophisticated systems engineering.
          Expected Growth in DoD Research and Development Expenditures. The DoD research and development budget is expected to grow by 2.2% to $73.1 billion in the federal fiscal year 2007. That budget includes increased funding for both the Defense Advanced Research Projects Agency (DARPA) and the U.S. Air Force.
          More Budget Dollars for Homeland Security. There has been significant growth in the Department of Homeland Security (DHS) budget, which is estimated at $42.7 billion in federal fiscal year 2007, up from the $40.3 billion budget for federal fiscal year 2006. From fiscal year 2000 through federal fiscal year 2006, the budget for DHS and its predecessor organizations has grown at a 17.0% compounded annual rate.
          Increased Reliance on Technology Services Contractors. The U.S. government is expected to continue its practice of contracting out for technical services as it downsizes and replaces government employees with more cost-effective commercial vendors. In addition, the DoD estimates that over 40.0% of civilian personnel in military depots and industrial facilities will be eligible to retire by federal fiscal year 2009. We believe this will result in a shortage of technically-skilled replacements in the U.S. government and increased use of contracted services.
          Growing Opportunities for Sophisticated Technology Solution Providers. In February 2006, the DoD completed its Quadrennial Defense Review (QDR), which details the DoD’s strategic plans and procurement trends. According to a summary of the QDR prepared by the DoD, the QDR is aimed at emphasizing agility, flexibility, speed, responsiveness and pre-emptive military concepts, all of which rely on information technology systems. The QDR also emphasizes the increasing importance of net-centric warfare, which involves enabling critical relationships between organizations and people to accelerate the speed of business processes, operational decision-making and subsequent actions. Finally, the QDR introduces the concept of the 21st Century Total Force, highlighting the contractor’s role in integrated long-term support of the DoD. We believe the following specific industry trends, as excerpted from the QDR, will further increase demand for contracted-out services in our target markets:

•	Shift from an emphasis on ships, guns, tanks and planes to a focus on information, knowledge, and timely, actionable intelligence.

•	Implement enterprise-wide changes to ensure that organizations, processes and procedures effectively support DoD’s strategic direction.

•	Emphasize joint command and control for homeland defense and civil support missions, including communication and command and control systems that are interoperable with other agencies and state and local governments.

•	Nearly double unmanned aerial vehicle (UAV) coverage capacity by accelerating the acquisition of Predator UAVs and Global Hawk UAVs.

•	Build a larger naval fleet that includes 11 Carrier Strike Groups, balance the need to transform and recapitalize the naval fleet, improve affordability and provide stability for the shipbuilding industry.

•	Accelerate procurement of Littoral Combat Ships to provide power projection capabilities in littoral waters.

•	Make additional investments in information assurance capabilities to protect information and the DoD’s computer networks.

•	Improve DoD’s information sharing with other U.S. agencies and with international allies and partners by developing information protection policies and exploiting the latest commercial technologies.

•	Continue to pursue enabling technologies for transformational logistics and innovative operational concepts such as Seabasing.

•	Increase investment to implement the Global Information Grid, protect information and networks and focus research and development on its protection.

•	Develop a new bandwidth requirements model to determine optimum network size and capability to best support operational forces.

•	Expand training programs to accommodate planners from other agencies and working with the DHS.
          Continuing Impact of U.S. Government Procurement Reform. In recent years, U.S. government agencies have had increased access to alternative choices in contract vehicles—such as indefinite delivery/indefinite quantity contracts (ID/IQs), Government Wide Acquisition Contracts (GWACs), General Services Administration (GSA) schedule contracts and agency-specific Blanket Purchase Agreements (BPAs). These choices have created a more market-based environment in U.S. government procurement, increased contracting flexibility and provided U.S. government agencies with multiple channels to access contractor services. Contractors’ successful past performance, as well as technical capabilities and management skills, remain critical elements of the award process. We believe the increased flexibility associated with multiple channel access, such as ID/IQs, GWACs, GSA schedule contracts and BPAs, will result in continued utilization of these contracting vehicles in the future, and will facilitate access to service providers to meet increased demand for required services and solutions.
We are primarily a government contractor.
          For fiscal years ended September 30, 2006, 2005, and 2004, revenue that we obtained from federal government contracts was approximately 95%, 96%, and 98% of our total revenue for each respective year. The DoD is our largest customer. We expect that most of our revenues will continue to result from contracts with the federal government. We perform our government contracts as a prime contractor or as a subcontractor. As a prime contractor, we have direct contact with the applicable government agency. As a subcontractor, we perform work for a prime contractor, which serves as the point of contact with the government agency overseeing the program.
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
          Contract Types. We have a diverse contract base, with no single contract representing more than 13% of our revenue in fiscal year 2006. As of September 30, 2006, we had a portfolio of over 800 individual active contracts and task orders. Our contracts have one of three types of pricing structures: cost-reimbursement contracts, fixed-price contracts and time-and-material contracts.

•	Cost-reimbursement contracts are structured to allow us to recover our direct labor and allocable indirect costs, plus a fee that may be fixed or variable depending on the contract arrangement. Allocable indirect costs refer to those costs related to operating our business that can be recovered under a contract.

•	Fixed-price contracts oblige customers to pay us a fixed dollar amount to cover all direct and indirect costs, and fees. Under fixed-price contracts we assume the risk of any cost overruns and receive the benefit of any cost savings.

•	Time-and-material contracts are structured to allow us to recover our labor costs, related indirect expenses and a fee through fixed hourly labor billing rates, and to recover certain material and other direct costs through cost reimbursable provisions without fee.
          In addition to traditional, close-ended contracts, our contracts may be structured as multiple award contracts (such as ID/IQ contracts, GSA schedule contracts, BPAs and GWACs), under which we are required to make sustained post-award efforts to realize revenue under such contracts.
          Our historical contract mix, measured as a percentage of total revenue for the fiscal years ended September 30, 2006, 2005, and 2004, is summarized in the table below.

	For the Year Ended September 30,
	(in millions)
Contract Type	2006		2005		2004
Cost-reimbursement	$326.3	64%	$216.2	58%	$159.5	59%
Fixed-price	$91.6	18%	$76.6	21%	$44.3	16%
Time-and-material	$90.7	18%	$76.4	21%	$66.1	25%

Total	$508.6	100%	$369.2	100%	$269.9	100%

          Any costs we incur prior to the award of a new contract or prior to modification of an existing contract are at our own risk. This is a practice that is customary in our industry, particularly when a contractor has received oral advice of a contract award, but has not yet received the authorizing contract documentation. In most cases the contract is later executed or modified and we receive full reimbursement for our costs. We cannot be certain, however, when we commence work prior to authorization of a contract, that the contract will be executed or that we will be reimbursed for our costs. As of September 30, 2006, we had incurred $3.4 million in pre-contract costs at our own risk.
          We compete for key contracts from various agencies of the U.S. government. Our business development and technical personnel target contract opportunities and perform detailed analyses on each customer’s priorities and overall market dynamics. Depending upon whether the targeted contract is a renewal or a new opportunity, we typically will have from three to 18 months to develop and execute our competitive strategy regarding that contract. Once we have decided to pursue a contract, we mobilize a core group of employees with the requisite expertise to lead the bidding and proposal preparation effort. We have a network of consultants and other industry experts to supplement our internal capabilities as necessary.
          At each stage of the contracting process, we attempt to reduce financial and performance risks. At the pre-award state, we frequently bid through teaming agreements with other contractors having complementary technical strengths that enhance the likelihood of winning the contract, including, in many instances, our main competitors. Sometimes, before a U.S. government agency has actually signed or begun funding for services under a contract or task order, our employees will begin providing services. We have internal procedures in place to ensure that such “at risk” provisions of services only occur when funding is delayed due to bureaucratic or other technical reasons and it remains highly probable that we will ultimately receive funding.
          Once we win a contract or task order, we assign a program manager and, at a lower level, a task leader, to ensure timely and high quality performance of services. Program managers are given access to our financial management information systems to assist them in making sure that our incurred costs do not exceed funded costs under our contracts and task orders. Program managers also constantly interface with our customers to ensure their needs are being satisfied.

          Government Oversight. Our contract administration and cost accounting policies and practices are subject to oversight by federal government inspectors, technical specialists and auditors. All costs associated with a federal government contract are subject to audit by the federal government. An audit may reveal that some of the costs that we may have charged against a government contract are not in fact allowable, either in whole or in part. In these circumstances, we would have to return to the federal government any monies paid to us for non-allowable costs, plus interest and possibly penalties. Contract costs on federal government contracts are subject to audit by the federal government and adjustment through negotiations with government representatives. The government considers Alion to be a major contractor and maintains an office at our facilities to perform various audits. The government has audited all of the Company’s federal government contract indirect costs through fiscal year 2004. Indirect rates have been negotiated and settled through fiscal year 2003. The Company submitted its fiscal year 2005 indirect expense rates to the government in March 2006 and expects to submit its fiscal year 2006 indirect expense rates to the government in March 2007. The Company has recorded revenue on federal government contracts in amounts it expects to realize.
          Backlog. Our contract backlog represents an estimate, as of a specific date, of the remaining future revenue anticipated from existing contracts. On September 30, 2006, our total contract backlog was $4,247 million of which approximately $386 million was funded. The two elements of our backlog are described below.
•	Funded backlog reflects amounts that have been awarded to us and whose funding has been authorized by the customer, less revenue previously recognized under the same contracts.

•	Unfunded backlog represents the total estimated value of contracts awarded to us, but whose funding has not yet been authorized by the customer.
          Because the U.S. government operates under annual appropriations, agencies of the U.S. government typically fund contracts on an incremental basis. As a result, only a portion of the total contract backlog is “funded.” Funded backlog generally varies depending on procurement and funding cycles and other factors beyond our control. In addition, pre-negotiated contract options, options not yet exercised by a customer for additional years and other extension opportunities included in contracts are included in unfunded backlog. Changes in our contract backlog calculation result from additions for future revenue as a result of the execution of new contracts or the extension or renewal of existing contracts, reductions as a result of completing contracts, reductions due to early termination of contracts, and adjustments due to changes in estimates of the revenue to be derived from previously included contracts. Estimates of future revenue from contract backlog are by their nature inexact and the receipt and timing of this revenue are subject to various contingencies, many of which are outside of our control. Accordingly, period-to-period comparisons are difficult and not necessarily indicative of any future trends in revenue. The table below shows the value of our funded and unfunded contract backlog as of September 30, 2006, 2005, and 2004, respectively.

	September 30,
	2006	2005	2004
	(In millions)
Backlog:
Funded	$386	$193	$161
Unfunded	$3,861	$2,581	$1,793

Total	$4,247	$2,774	$1,954

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
          The amount of our proposal backlog that ultimately may be realized as revenues depends upon our success in the competitive proposal process, and on the receipt of tasking and associated funding under the ensuing contracts. We will not be successful in winning contract awards for all of the proposals that we submit to potential customers. Our past success rates for winning contract awards from our proposal backlog should not be viewed as an indication of our future success rates. The table below shows the value of our proposal backlog as of September 30, 2006, 2005, and 2004, respectively.

	September 30,
	2006	2005	2004
	(In millions)
In-process	$650	$276	$56
Submitted	$474	$1,121	$425

Total	$1,124	$1,397	$481

Corporate Culture, Employees and Recruiting
          We strive to create an organizational culture that promotes excellence in job performance, respect for the ideas and judgment of our colleagues and recognition of the value of the unique skills and capabilities of our professional staff. We seek to attract highly qualified and ambitious staff. We strive to establish an environment in which all employees can make their best personal contribution and have the satisfaction of being part of a unique team. We believe that we have a track record of successfully attracting and retaining highly skilled employees because of the quality of our work environment, the professional challenges of our assignments, and the financial and career advancement opportunities we make available to our staff.
          As of September 30, 2006, we employed approximately 3,600 employees, of which approximately 3,300 were full-time employees. During this period, approximately 37% of our employees have Ph.D.s and masters degrees, and approximately 63% of our employees have college degrees. Approximately 22% of our employees have Top Secret level or above security clearances. We believe that our relationship with our employees is good. None of our employees are covered by a collective bargaining agreement.
          We view employees as our most valuable asset. Our success depends in large part on attracting and retaining talented, innovative and experienced professionals at all levels. We rely on the availability of skilled technical and administrative employees to perform our research, development and technological services for our customers. The market for certain skills in areas such as information technology and wireless communications is at times extremely competitive. This makes recruiting and retention of employees in these and other specialized areas extremely important. We recognize that our benefits package, work environment, incentive compensation, and employee-owned culture will be important in recruiting and retaining these highly skilled employees.
Our Customers
          We provide scientific, research and development and technical expertise and operational support to a diverse group of U.S. government customers, in addition to state, local and international government organizations and commercial customers. As of September 30, 2006, we serviced approximately 350 customers, including a number of Cabinet-level U.S. government agencies, as well as state and foreign governments to a lesser degree. For fiscal year 2006, the DoD accounted for approximately 89% of our total revenue, including approximately 200 contracts with customers such as the U.S. Navy, the U.S. Army, the U.S. Air Force, U.S. Joint Forces Command (USJFCOM), Defense Information Systems Agency and DARPA. Other U.S. federal, state, and local government customers accounted for 6% of total revenue, including the National Institute of Environmental Health Sciences (NIEHS), U.S. Department of Energy (DOE) and the EPA. Lastly, commercial and international customers accounted for the remaining 5% of total revenue. The table below shows revenue by customer type for the fiscal years ended September 30, 2006, 2005, and 2004.

	2006		2005		2004
	(In millions)
U.S. Department of Defense (DoD)	$451.8	89%	$324.1	88%	$244.9	91%
Other Federal Civilian Agencies	$30.1	6%	$30.3	8%	$19.0	7%
Commercial and International	$26.7	5%	$14.8	4%	$6.0	2%

Total	$508.6	100%	$369.2	100%	$269.9	100%

Competition
          The U.S. government engineering and technology services industries are comprised of a large number of enterprises ranging from small, niche oriented companies to multi-billion dollar corporations that serve a large number of U.S. government customers. Due to the diverse requirements of U.S. government customers and the highly competitive nature of large contracting initiatives, corporations frequently form teams to pursue contract opportunities. Prime contractors leading large proposal efforts typically select team members on the basis of their relevant capabilities and experience particular to each opportunity. As a result of these circumstances, companies that are competitors for one opportunity may be team members for another opportunity.

          We frequently compete against well-known firms in the industry as a prime contractor. Our competitors include Booz Allen Hamilton, CACI International, Inc., Science Applications International Corporation, Battelle Memorial Institute, SRA International, Inc. and the services divisions of Lockheed Martin Corporation, General Dynamics Corporation and Northrop Grumman Corporation. In the commercial arena, we compete most often with smaller, but highly specialized technical companies, as well as a number of larger companies. These competitors include, Westinghouse, General Electric, Enercon, Accenture, BearingPoint, Evans and Sutherland, CAE and L-3 Communications Corporation.
          Competition also takes place at the task level, where knowledge of the customer and its procurement requirements and environment is often the key to winning business. We have been successful in ensuring our presence on numerous contracts and General Services Administration Schedules, and in competing for tasks under those contracts. Through the variety of contractual vehicles at our disposal, as either a prime contractor or subcontractor, we have the capability to market our services to any U.S. government agency. Because of our experience with providing services to a diverse array of U.S. government departments and agencies, we have first-hand knowledge of our customers and their goals, problems and challenges. In most cases, government contracts for which we compete are awarded based on a competitive process. We believe that in general, the key factors considered in awarding contracts are:
•	technical capabilities and approach;

•	quality of personnel, including management capabilities;

•	successful past contract performance; and

•	price.
          It is our experience that in awarding contracts to perform complex technological programs, the two most important considerations for a customer are technical capabilities and price. Our overall win rate over the past two years has been approximately 38%, based on the dollar value of the relevant contracts. For re-bid of contracts where we are the incumbent, our win rate has been approximately 84% over the last three years, based on the number of those contracts. We believe that our knowledge of our customers, our U.S. government contracting and technical capabilities, and our pricing policies enable us to compete effectively.
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
          Since the ESOP Trust (which counts as one shareholder for S corporation purposes) is our only stockholder, and we only have one class of stock, we currently meet the requirements to be taxed as an S corporation.
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
          Under a provision of the Internal Revenue Code, significant penalties can be imposed on a subchapter S employer which maintains an ESOP (i) if the amount of ESOP stock allocated to certain “disqualified persons” exceeds certain statutory limits or (ii) if disqualified persons together own 50% or more of the company’s stock. For this purpose, a “disqualified person” is generally someone who owns 10% or more of the subchapter S employer’s stock (including deemed ownership through stock options, warrants, stock appreciation rights, or SARs, phantom stock, and similar rights). The KSOP, the SAR plan and the phantom stock plan include provisions designed to prohibit allocations in violation of these Internal Revenue Code limits. We expect never to exceed the 50% limit. Apart from the warrants representing approximately 21% of our common stock that were issued to IITRI at the closing of the Transaction (and subsequently transferred to the Illinois Institute of Technology), no one person is expected to hold ownership interests representing more than 5% of Alion.
Business Development and Promotional Activities
          We primarily promote our contract research services by meeting face-to-face with customers or potential customers, by obtaining repeat work from satisfied customers, and by responding to requests for proposals (RFPs) and international tenders that our customers and prospective customers publish or direct to our attention. We use our knowledge of and experience with U.S. government procurement procedures, and relationships with government personnel, to help anticipate the issuance of RFPs or other potential customer requests and to maximize our ability to respond effectively and in a timely manner to these requests. We use our resources to respond to RFPs and other potential customer requests that we believe we have a good opportunity to win and that represent either our core business areas or logical extensions of those fields for new research. In responding to an RFP or other potential customer requests, we draw on our expertise in various business areas to reflect the technical skills we could bring to the performance of a particular contract.
          Our business developers, who also work face to face with our customers, are experienced in marketing to government customers and have knowledge of the services and products they are representing as well as the particular customer’s organization, mission and culture. These professionals also possess a working knowledge of rules governing the marketing limitations that are unique to the government arena. This includes knowledge of government funding systems, conflict of interest restrictions, procurement integrity limitations and other pertinent procedural requirements designed to establish a level competitive playing field and to ensure the appropriate use of public funds.
          Our technical staff is an integral part of our promotional efforts. They develop relationships with our customers over the course of contracts that can lead to additional business. They are also exposed to new research opportunities that become available in the course of performing tasks on current contracts. We hold weekly company-wide business development meetings to review specific proposal opportunities and to agree on our strategy in pursuing these opportunities. At times we also use independent consultants for promoting business, developing proposal strategies and preparing proposals.
          For internally-funded research and development, we spent approximately $2.0 million, $0.5 million, and $0.4 million for the years ended September 30, 2006, 2005, and 2004, respectively. This is in addition to the substantial research and development activities that we have undertaken on projects funded by our customers. We believe that actively fostering an environment of innovation is critical to our ability to grow our business and attract new business in that it allows us to be proactive in addressing issues of national concern in public health, safety and national defense. As an example, in anticipation of an RFP for hi-tech contract work from the Army’s Night Vision Laboratory (NVESD), we invested our own research and development dollars in the development of a prototype that supports our warfighter called CaveDogtm, a small, remotely-controlled robot that can search caves and tunnels. We attribute our subsequent success in our bid for the hi-tech contract work in part to this initiative. This contract work has resulted in over $75.0 million in new task orders for us over the past three years.
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
Patents and Proprietary Information
          Our research and development and engineering services do not depend on patent protection. In accordance with applicable law, our U.S. government contracts often provide government agencies with certain rights to our inventions and copyright works, including use of the inventions by government agencies, and a right to exploit these inventions or have them exploited by third-party contractors, including our competitors. Similarly, our U.S. government contracts often license to us patents and copyright works owned by third parties. We maintain an active program to track and protect our intellectual property. We routinely enter into intellectual property assignment agreements with our employees to protect our rights to any patents or technologies developed during their employment with us.
Foreign Operations
          In fiscal years 2006, 2005 and 2004, nearly 100% of the Company’s revenue was derived from services provided under contracts with U.S.-based customers. The Company treats revenues resulting from U.S. government customers as sales within the United States regardless of where the services are performed.
Company Information Available on the Internet
          The Company’s internet address is www.alionscience.com.
Environmental Matters
          Our operations are subject to U.S. federal, state and local and foreign laws and regulations relating to, among other things, emissions and discharges into the environment, handling and disposal of regulated substances, and contamination by regulated substances and wastes. Some of our operations may require environmental permits and/or controls to prevent and reduce air and water pollution, and these permits are subject to modification, renewal and revocation by issuing authorities.
          Operating and maintenance costs associated with environmental compliance and prevention of contamination at our facilities are a normal, recurring part of our operations. These costs are not material relative to our total operating costs or cash flows and are generally allowable as contract costs under our contracts with the U.S. government. These costs have not been material in the past and, based on information presently available to us and on U.S. government environmental policies relating to allowable costs in effect at this time, all of which are subject to change, we do not expect these to have a material impact on us. Based on historical experience, we believe that a significant percentage of the total environmental compliance costs associated with our facilities will continue to be allowable costs.
          Under existing U.S. environmental laws, potentially responsible parties can be held jointly and severally liable and, therefore, we would be potentially liable to the government or third parties for the full cost of investigating or remediating contamination at our sites or at third-party sites in the event contamination is identified and remediation is required. In the unlikely event that we were required to fully fund the remediation of a site, the statutory framework would allow us to pursue rights of contribution from other potentially responsible parties
Item 1A. Risk Factors
Risks Related to Our Business
We incurred a significant amount of debt in order to complete the IITRI acquisition, and we have thereafter incurred a significant amount of additional debt mostly to fund subsequent acquisitions, and our debt load may limit our operational flexibility and negatively affect the value of your investment in the ESOP component.
          On August 2, 2004, we refinanced the senior debt we borrowed to complete the acquisition of IITRI’s assets. To partially fund our growth through the completion of subsequent acquisitions, we have incurred a substantial amount of additional indebtedness. As of September 30, 2006, we have borrowed approximately $259 million in senior term loans, we have borrowed approximately $16.1 million through actual loans and letters of credit on our senior revolving line of credit, we borrowed $170 million in a bridge loan to partially fund the Anteon contracts acquisition, and we have issued our $39.9 million junior subordinated note in connection with our formation and completion of the Transaction. Since refinancing our original senior credit facility, we have added significantly to our total senior debt load.
          On April 1, 2005, we entered into an incremental term loan and amended our Term B Senior Credit Facility, which added $72.0 million in term loans to our total indebtedness under the Term B Senior Credit Facility. On March 24, 2006, we entered into a second incremental term loan facility and second amendment to the Term B Senior Credit Facility (Amendment Two), which increased the term loan commitment under the Term B Senior Credit Facility by $68.0 million. Amendment Two also increased the revolving credit commitment under the senior revolving credit facility from $30.0 million to $50.0 million. On June 30, 2006, we entered into a third incremental term loan facility and amendment three to the Term B Senior Credit Facility (Amendment Three), which added $50.0 million in term loans to our total indebtedness under the Term B Senior Credit Facility. Simultaneously, we entered into a Bridge Loan Agreement with Credit Suisse and borrowed $170.0 million.

          As of September 30, 2006, our senior consolidated debt, at face value, was approximately $445 million. Although we have managed significant amounts of debt since December 2002, we do not have extensive experience in functioning as a highly leveraged company for sustained periods of time.
          Our substantial debt could have important consequences to you, including:
•	making it more difficult for us to satisfy our obligations with respect to our debt, and any failure to comply with the obligations of any of our debt instruments, including restrictive and financial covenants, could result in an event of default under the agreements governing our debt;

•	making it more difficult for us to satisfy our repurchase obligations to ESOP participants;

•	increasing our vulnerability to general adverse economic and industry conditions by making it more difficult for us to react to changing conditions;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions and other business opportunities, introductions of new technologies and other general corporate requirements;

•	requiring a substantial portion of our cash flow from operations for the payments of interest on our debt and reducing our ability to use our cash flow to fund future working capital, capital expenditures, acquisitions and other business opportunities, introductions of new technologies and other general corporate requirements;

•	exposing us to risks inherent in interest rate fluctuations because some of our borrowings will be at variable rates of interest, which could result in higher interest expense in the event of increases in interest rates;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	placing us at a competitive disadvantage compared with our competitors that have less debt.
Despite current indebtedness levels, we and our subsidiaries may still be able to incur more debt. This could further exacerbate the risks associated with our substantial leverage.
          We have the capacity to issue additional senior and subordinated indebtedness, including the ability to raise up to $150.0 million of additional senior indebtedness under our Term B Senior Credit Facility, subject to limitations that are imposed by the covenants in our Term B Senior Credit Facility and Bridge Loan Agreement. Although our Term B Senior Credit Facility and our Bridge Loan Agreement contain restrictive covenants, these restrictive covenants do not and will not completely prohibit us from incurring additional debt. We expect to issue up to $200.0 million of unsecured senior subordinated notes in December 2006, and we expect to use the net proceeds from that note issuance to repay the Bridge Loan and a portion of our senior term loan.
Our Term B Senior Credit Facility and Bridge Loan Agreement restrict our operations.
          Our Term B Senior Credit Facility and our Bridge Loan Agreement contain, and our future debt agreements may contain, covenants that may restrict our ability to engage in activities that may be in our long-term best interest, including financing future operations or capital needs or engaging in other business activities. Our Term B Senior Credit Facility and Bridge Loan Agreement restrict, among other things, our ability and the ability of our subsidiaries, without the prior written consent of our lenders, to:
•	incur additional debt other than permitted additional debt;

•	pay dividends or distributions on our capital stock or purchase, redeem or retire our capital stock other than distributions necessary for the ESOP to satisfy its repurchase obligations and certain payments required under our equity based compensation plans;

•	make acquisitions and investments other than permitted acquisitions and permitted investments;

•	issue or sell preferred stock of subsidiaries;

•	make acquisitions and investments;

•	create liens on our assets;

•	enter into certain transactions with affiliates;

•	merge or consolidate with another company; and

•	transfer and sell assets outside the ordinary course of business.

          Our Term B Senior Credit Facility and our Bridge Loan Agreement also require us to maintain specified financial covenants relating to our interest coverage and maximum debt coverage. Our ability to satisfy these financial ratios can be affected by events beyond our control, and we cannot give assurance that we will meet these ratios. Default under our Term B Senior Credit Facility or our Bridge Loan Agreement could allow lenders to declare all amounts outstanding under both our Term B Senior Credit Facility and our Bridge Loan Agreement to be immediately due and payable. We have pledged substantially all of our assets to secure the debt under our Term B Senior Credit Facility. If the lenders declare amounts outstanding under the Term B Senior Credit Facility to be due, the lenders could proceed against those assets. Any event of default, therefore, could have a material adverse effect on our business, financial condition and results of operations, if the creditors determine to exercise their rights
          From time to time we may require consents or waivers from our lenders to permit actions that are prohibited by our Term B Senior Credit Facility. If, in the future, these lenders refuse to provide waivers of our Term B Senior Credit Facility’s restrictive covenants and/or financial ratios, then we may be in default under the terms of the Term B Senior Credit Facility, and we may be prohibited from undertaking actions that are necessary or desirable to maintain or expand our business.
We expect to experience net losses in at least our next five years of operation.
          We have incurred a net loss in each year of operation since our inception in late 2002, and we expect to incur a net loss in at least our next five years of operation, fiscal years 2007 through 2011. Contributing factors to our net losses include the significant amounts of interest expense associated with the debt financing for the acquisitions that we have completed, expense related to our repurchase obligations for outstanding warrants, compensation expense associated with stock appreciation rights and phantom stock plans, and amortization expense related to intangible assets acquired. The amount of net losses and our ability to achieve future profitability are subject to our ability to achieve and sustain a significant level of revenue growth coupled with our ability to manage our operating expenses. If revenue grows slower than we anticipate, or if operating expenses exceed our expectations, we may not become profitable. Even if we become profitable we may not be able to sustain our profitability.
Our ability to meet our financial and other future obligations is dependent on our future operating results and we cannot be sure that we will be able to meet these obligations as they come due.
          Our ability to make payments on our debt, to comply with our financial covenants, and to fund working capital needs and planned capital expenditures depends on our ability to generate cash flow in the future. We cannot assure you that our business strategy will succeed or that we will achieve our anticipated financial results. Our financial and operational performance depends upon a number of factors, many of which are beyond our control. These factors include:
•	funding of our contract backlog;

•	the time within which our customers pay our accounts receivable;

•	new contract awards and our performance under those contracts;

•	continued increase in revenue on an annual basis;

•	increase in operating income on an annual basis;

•	the amount of our common stock purchased by our employees via payroll deferrals and rollovers to our ESOP;

•	the amount of our common stock repurchased from our former employees;

•	interest rate levels;

•	our status as an S corporation for U.S. federal income tax purposes;

•	the current economic condition and conditions in the defense contracting industry;

•	U.S. government spending levels, both generally and by our particular customers;

•	the failure by the Congress to approve budgets timely for the U.S. federal agencies we support;

•	any operating difficulties, operating costs or pricing pressures we may experience;

•	the passage of legislation or other regulatory developments that affects us adversely; and

•	any delays in implementing any strategic projects we may have.

          These factors will also affect our ability in the future to meet our repurchase obligations under the KSOP. We also are required to re-pay all principal and accrued interest outstanding under our Term B Senior Credit Facility on August 2, 2009 and are required to pay fifty percent of the principal amount outstanding, under the junior subordinated note and fifty percent of the principal amount outstanding under the payment-in-kind notes in each of 2009 and 2010. Our Bridge Loan matures December 31, 2011. We further may be required to redeem fifty percent of our subordinated warrant in each of 2009 and 2010 in accordance with the put rights included in our subordinated warrant.
          We may not generate sufficient cash flows to comply with our financial covenants and to meet our payment obligations when they become due. If we are unable to comply with our financial covenants, or if we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make the required payments on our indebtedness, then we may be required to refinance our indebtedness. We cannot be certain that our indebtedness could be refinanced on terms that are favorable to us, if at all. In the absence of a refinancing, our lenders would be able to accelerate the maturity of our indebtedness. As a result, we could default under our other senior indebtedness, expose our assets to seizure or declare bankruptcy.
We face intense competition from many competitors that have greater resources than we do, which could result in price reductions, reduced profitability, and loss of market share.
          We operate in highly competitive markets and generally encounter intense competition to win contracts. If we are unable to successfully compete for new business, our revenue growth and operating margins may decline. Many of our competitors are larger and have greater financial, technical, marketing, and public relations resources, larger client bases, and greater brand or name recognition than we do. Larger competitors include U.S. federal systems integrators such as Booz Allen Hamilton, CACI International, Inc., Science Applications International Corporation, Battelle Memorial Institute, SRA International, Inc., and the services divisions of large defense contractors such as Lockheed Martin Corporation, General Dynamics Corporation and Northrop Grumman Corporation. Our larger competitors may be able to compete more effectively for very large-scale government contracts. Our larger competitors also may be able to provide clients with different or greater capabilities or benefits than we can provide in areas such as technical qualifications, past performance on large-scale contracts, geographic presence, price, and the availability of key professional personnel. Our competitors also have established or may establish relationships among themselves or with third parties, including through mergers and acquisitions, to increase their ability to address client needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge.
Our ability to compete for desirable contracts will depend on:

•	the effectiveness of our research and development programs;

•	our ability to offer better performance than our competitors at a lower or comparable cost;

•	the readiness of our facilities, equipment and personnel to perform the programs for which we compete; and

•	our ability to attract and retain key personnel.
          If we do not continue to compete effectively and win contracts, our future business, financial condition, results of operations and our ability to meet our financial obligations may be materially compromised.
Historically, a few contracts have provided us with most of our revenues, and if we do not retain or replace these contracts our operations will suffer.
          The following five federal government contracts accounted for approximately 37% of our revenues for the fiscal year ended September 30, 2006:
1.	Modeling and Simulation Information Analysis Center for the DoD for the Defense Modeling and Simulation Office (13%);

2.	Engineering, Financial and Program Management Services to the Virtual SYSCOM for the U.S. Navy (9%);

3.	Joint Spectrum Center (JSC) Engineering Support Services for the DoD Joint Spectrum Center (7%);

4.	Night Vision HighTech Omnibus Contract for the U.S. Army (4%); and

5.	Information Technology Services for the General Services Administration (4%).
          During our fiscal year ended September 30, 2005, the support services contract to the JSC underwent a full and open competition for the follow-on support contract that was to commence beginning October 2005. Following rounds of protest filings in 2005 and 2006, it was finally determined in October 2006 that we would not receive the follow-on contract. The termination of these contracts or our inability to renew or replace them when they expire could cause our revenue to decrease and could have a material adverse effect on our business, financial condition, results of operations or our ability to meet our financial obligations.

If we are unable to manage our growth, our business could be adversely affected.
          Sustaining our growth has placed significant demands on our management, as well as on our administrative, operational and financial resources. To continue to manage our growth, we must continue to improve our operational, financial and management information systems and expand, motivate and manage our workforce. If we are unable to successfully manage our growth without compromising our quality of service and our profit margins, or if new systems we implement to assist in managing our growth do not produce the expected benefits, our business, prospects, financial condition, operating results or our ability to meet our financial obligations could be materially and adversely affected.
Our acquisitions could increase our costs or liabilities or be disruptive.
          One of our key operating strategies has been and continues to be to selectively pursue and implement acquisitions. We have made a number of acquisitions in the past, are currently pursuing a number of potential acquisition opportunities, and will consider other acquisitions in the future. We may not be able to successfully implement our past or future acquisitions. We may not be able to consummate the acquisitions we are currently pursuing on favorable terms, or at all. We may not be able to locate other suitable acquisition candidates at prices we consider appropriate or to finance acquisitions on terms that are satisfactory to us. If we do identify an appropriate acquisition candidate, we may not be able to successfully negotiate the terms of an acquisition, finance the acquisition or, if the acquisition occurs, integrate the acquired business into our existing business. Negotiations of potential acquisitions and the integration of acquired business operations could disrupt our business by diverting management away from day-to-day operations. Acquisitions of businesses or other material operations may require additional debt or equity financing, resulting in additional leverage or dilution of ownership. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. We also may not realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates. In addition, we may need to record write-downs from future impairments of intangible assets, which could reduce our future reported earnings. At times, acquisition candidates may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition, but which we generally assume as part of an acquisition. Such liabilities could have a material adverse effect on our business, financial condition, results of operations and our ability to meet our financial obligations.
Due to the inherent danger involved in some of the businesses that we conduct, there are risks of claims by clients and third parties that could have a substantial adverse economic impact upon us.
          Some of the businesses that we conduct, such as those that involve unexploded ordnance through a wholly-owned subsidiary of ours, inherently involve dangerous materials or other risks that could expose us to substantial liability, if, for example, our services are involved in situations involving substantial loss of life, personal injury, property damage or consequential damages. There can be no assurance that our efforts to protect against such risks, including the purchase of liability insurance, will be sufficient to avoid the adverse economic impact upon us, should claims by clients and third parties arise in the future.
We depend on key management and may not be able to retain those employees due to competition for their services.
          We believe that our future success will be due, in part, to the continued services of our senior management team. The loss of any one of these individuals could cause our operations to suffer. We do not maintain key man life insurance policies on any members of management.
Our business could suffer if we fail to attract, train and retain skilled employees.
          The availability of highly trained and skilled professional, administrative and technical personnel is critical to our future growth and profitability. Competition for scientists, engineers, technicians, management and professional personnel is intense and competitors aggressively recruit key employees. Due to our growth and this competition for experienced personnel, particularly in highly specialized areas, it has become more difficult to meet all of our needs for these employees in a timely manner. We cannot be certain that we will be able to attract and retain such employees on acceptable terms. Any failure to do so could have a material adverse effect on our business, financial condition, results of operations and our ability to meet our financial obligations. If we are unable to recruit and retain a sufficient number of these employees, our ability to maintain and grow our business could be negatively impacted. In addition, some of our contracts contain provisions requiring us to commit to staff a program with certain personnel the customer considers key to our successful performance under the contract. In the event we are unable to provide these key personnel or acceptable substitutions, the customer may terminate the contract, and we may not be able to recover our costs.

If we do not, or the ESOP Trust does not, continue to be exempt from U.S. federal income tax and any unrelated business income tax, our cash flow available to meet our financial obligations and to reinvest in our operations will decrease.
          We have made an election to be taxed as an S corporation for U.S. federal income tax purposes. As an S corporation, we generally are not subject to U.S. federal income taxation or state income taxation in most U.S. states. Rather, our income, gains, losses, deductions and credits should flow through to the ESOP Trust. Under current provisions of the U.S. Internal Revenue Code (Code), the ESOP Trust is exempt from U.S. federal income taxation and any unrelated business income tax. Unrelated business income tax is a special U.S. federal income tax imposed on an otherwise tax-exempt entity (such as a tax-exempt charity or qualified pension plan, including an employee stock ownership plan) to the extent it earns income from a trade or business unrelated to its exempt purpose. The Code specifically exempts ESOPs that invest in S corporation stock of the employer from unrelated business income tax.
          If for any reason we lose our S corporation status, we could be required to pay U.S. federal and state income tax, thereby reducing the amount of cash available to reinvest in our operations or fulfill our financial obligations. Applicable laws and regulations may change in a way that results in the taxation of us as a corporation other than as an S corporation. Furthermore, current law that exempts the ESOP Trust from U.S. federal income taxation and unrelated business income tax may change. Similarly, if the ESOP Trust becomes subject to U.S. federal and state income taxation, we may have to distribute cash to the ESOP Trust to allow it to pay these taxes, again reducing the amount of cash we have available to reinvest in our operations or to fulfill our financial obligations.
The passage of legislation requiring earlier diversification opportunities in defined contribution plans may impair our ability to meet our financial obligations and to reinvest in our operations, because of increased demands on our cash resources due to participants electing to diversify earlier than anticipated.
          The U.S. Congress has considered various proposals that would require earlier diversification opportunities within employee stock ownership plans than what are currently required by law. If a bill is passed which lowers the age or shortens the time period after which employees would have the right to diversify their investments in our stock made through our ESOP, our obligations to repurchase our stock from ESOP participants could increase. That would reduce the amount of cash we have available to reinvest in our operations or to fulfill our financial obligations.
In order to succeed, we will have to keep up with rapid technological changes in a number of industries and various factors could impact our ability to keep pace with these changes.
Our success will depend on our ability to keep pace with technology changes in the following research fields:

•	defense operations support;

•	wireless communications;

•	industrial technology solutions;

•	naval architecture and marine engineering;

•	modeling and simulation;

•	chemical, biological, nuclear and environmental sciences; and

•	information technology.
          Technologies in these fields can change rapidly. Even if we remain abreast of the latest developments and available technology, the introduction of new services or technologies in these industries could have a negative effect on our business. The integration of diverse technologies involved in our research services is complex and in many instances has not been previously attempted. Our success will depend significantly on our ability to develop, integrate and deliver technologically advanced products and services at the same or greater pace as our competitors, many of which have greater resources than we do.

An economic downturn could harm our business.
          Our business, financial condition, results of operations and our ability to meet our financial obligations may be affected by various economic factors. Unfavorable economic conditions may make it more difficult for us to maintain and continue our revenue growth. In an economic recession, or under other adverse economic conditions, customers and vendors may be more likely to be unable to meet contractual terms or their payment or delivery obligations. A decline in economic conditions may have a material adverse effect on our business, financial condition, results of operations and our ability to meet our financial obligations.
Our employees may engage in misconduct or other improper activities, which could harm our business.
          We are exposed to the risk that employee fraud or other misconduct could occur. Misconduct by employees could include intentional failures to comply with U.S. government procurement regulations, unauthorized activities, attempts to obtain reimbursement for improper expenses or the submission of falsified time records. Employee misconduct could also involve the improper use of our customers’ sensitive or classified information, which could result in regulatory sanctions against us and serious harm to our reputation. It is not always possible to deter employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in controlling unknown or unmanaged risks or losses, which could harm our business, financial condition, results of operations and our ability to meet our financial obligations.
The interests of the ESOP Trust may not be aligned with the interests of participants in the ESOP component of the KSOP.
          The ESOP Trust owns 100% of our outstanding shares of common stock. Consequently, the ESOP Trust can control the election of a majority of our directors and the outcome of all matters submitted to a vote of stockholders, and has the ability to change our management. The interests of the ESOP Trust may not be fully aligned with the interests of participants in the ESOP component of the KSOP and this could lead to a strategy that is not in the best interests of those participants.
Environmental laws and regulations and our use of hazardous materials may subject us to significant liabilities.
          Our operations are subject to U.S. federal, state and local environmental laws and regulations, as well as environmental laws and regulations in the various countries in which we operate. In addition, our operations are subject to environmental laws and regulations relating to the discharge, storage, treatment, handling, disposal and remediation of regulated substances and waste products, such as radioactive, biochemical or other hazardous materials and explosives. The following may require us to incur substantial costs in the future:
•	modifications to current laws and regulations;

•	new laws and regulations;

•	violations of environmental laws or the permits required for our operations;

•	new guidance or new interpretation of existing laws and regulations; or

•	the discovery of previously unknown contamination.
Risks Related to Our Industry
We are dependent on U.S. government contracts for substantially all of our revenue, and changes in the contracting policies or fiscal policies of the U.S. government could adversely affect our business, financial condition or results of operations.
          Approximately 95%, 96% and 98% of our revenue, respectively, was derived from contracts with agencies of the U.S. government for the fiscal years ended September 30, 2006, 2005, and 2004. In the fiscal years ended September 30, 2006, 2005 and 2004, contracts with the DoD accounted for approximately 89%, 88% and 91% of our total revenue, respectively, while contracts with other government agencies accounted for approximately 6%, 8% and 7% of our total revenue, respectively. We expect that U.S. government contracts are likely to continue to account for a significant portion of our revenue in the future. Accordingly, changes in U.S. government contracting policies could directly affect our financial performance. Among the factors that could materially adversely affect our U.S. government contracting business are:
•	budgetary constraints affecting U.S. government spending generally, or specific departments or agencies in particular, and changes in fiscal policies or available funding;

•	changes in U.S. government programs or requirements;

•	curtailment of the U.S. government’s use of technology services firms;

•	the adoption of new laws or regulations;

•	technological developments;

•	U.S. government shutdowns (such as that which occurred during the U.S. government’s 1996 fiscal year);

•	competition and consolidation in the information technology industry; and

•	general economic conditions.

These or other factors could cause U.S. governmental agencies to reduce their purchases under contracts, to exercise their right to terminate contracts or not to exercise options to renew contracts, any of which could have a material adverse effect on our business, financial condition, results of operations and our ability to meet our financial obligations.
          Many of our U.S. government customers are subject to increasing constraints. We have substantial contracts in place with many U.S. government departments and agencies, and our continued performance under these contracts, or award of additional contracts from these agencies, could be materially adversely affected by spending reductions or budget cutbacks at these agencies. Such reductions or cutbacks could have a material adverse effect on our business, financial condition, results of operations and our ability to meet our financial obligations.
The failure by the Congress to approve budgets timely for the U.S. federal agencies we support could delay or reduce spending and cause us to lose revenue.
          On an annual basis, the Congress must approve budgets that govern spending by each of the U.S. government agencies we support. When the Congress is unable to agree on budget priorities, and thus is unable to pass the annual budget on a timely basis, then the Congress typically enacts a continuing resolution. A continuing resolution allows U.S. government agencies to operate at spending levels approved in the previous budget cycle. When U.S. government agencies must operate on the basis of a continuing resolution it may delay funding we expect to receive from clients on work we are already performing and will likely result in any new initiatives being delayed, and in some cases being cancelled, both of which may adversely affect our business, financial condition, results of operations and our ability to meet our financial obligations.
We may not receive the full amount of our backlog, which could lower future revenue.
          The maximum contract value specified under a U.S. government contract is not necessarily indicative of revenue that we will realize under that contract. The Congress normally appropriates funds for a given program on a fiscal year basis, even though actual contract performance may take many years. As a result, U.S. government contracts ordinarily are only partially funded at the time of award, and normally the procuring agency commits additional monies to the contract only as the Congress makes appropriations in subsequent fiscal years. Estimates of future revenue attributed to backlog are not necessarily precise, and the receipt and timing of any of this revenue is subject to various contingencies such as changed U.S. government spending priorities and government decisions not to exercise options on existing contracts. Many of these contingencies are beyond our control. The backlog on a given contract may not ultimately be funded or may only be partially funded, which may cause our revenue to be lower than anticipated, and may adversely affect our business, financial condition, results of operations and our ability to meet our financial obligations.
Many of our U.S. government customers spend their procurement budgets through Indefinite Delivery/Indefinite (ID/IQ) Quantity contracts, GSA Schedule contracts and Government Wide Acquisition Contracts (GWAC) under which we are required to compete for post-award orders.
          Budgetary pressures and reforms in the procurement process have caused many U.S. government customers to purchase goods and services through ID/IQ, GSA Schedule contracts and other multiple award and/or GWAC contract vehicles. These contract vehicles have resulted in increased competition and pricing pressure requiring that we make sustained post-award efforts to realize revenue under the relevant contracts. There can be no assurance that we will increase revenue or otherwise sell successfully under these contract vehicles. Our failure to compete effectively in this procurement environment could harm our business, financial condition, results of operations and our ability to meet our financial obligations.
U.S. government contracts contain termination provisions that are unfavorable to us.
          Generally, U.S. government agencies can terminate contracts with their suppliers at any time without cause. If a U.S. government agency does terminate one of its contracts with us without cause, we will likely be entitled to receive compensation for the services provided or costs incurred up to the date of termination as well as a negotiated amount of the fee on the contract and termination-related costs we incur. However, if a U.S. government contract is terminated because we defaulted under the terms of the contract, we may be liable for excess costs the U.S. government incurs in procuring the undelivered portion of the contract from another source. Termination of any of our large U.S. government contracts may negatively impact our revenue and may adversely affect our business, financial condition, results of operations and our ability to meet our financial obligations.

If we do not accurately estimate the expenses, time and resources necessary to satisfy our contractual obligations, our profit will be lower than expected.
          The total price on a cost-reimbursement contract is based primarily on allowable costs incurred, but generally is subject to a maximum contract funding limit. U.S. government regulations require us to notify our customers of any cost overruns or underruns on a cost-reimbursement contract. If we incur costs in excess of the funding limitation specified in the contract, we may not be able to recover those cost overruns. As a result, on a cost-reimbursement contract we may not earn the full amount of the anticipated fee.
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
          In general, cost-reimbursement contracts are the least profitable of our contract types. Our U.S. government customers typically determine what type of contract will be awarded to us. To the extent that we enter into more or larger cost-reimbursement contracts in proportion to our total contract mix in the future, our operating margins and operating results may suffer.
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
          As a prime contractor, we often rely significantly upon other companies as subcontractors to perform work we are obligated to deliver to our customers. A failure by one or more of our subcontractors to satisfactorily perform services on a timely basis may cause us to be unable to perform our duties as a prime contractor. We have limited involvement in the work our subcontractors perform, and as a result, we may have exposure to problems our subcontractors cause. Performance deficiencies on the part of our subcontractors could result in a government customer terminating our contract for default. A default termination could expose us to liability for the customer’s costs of reprocurement, damage our reputation, and hurt our ability to compete for future contracts.
Because U.S. government contracts are subject to government audits, contract payments are subject to adjustment and repayment which may result in revenue attributed to a contract being lower than expected.
          U.S. government contract payments received that are in excess of allowable costs are subject to adjustment and repayment after government audit of the contract payments. All of our federal government contract indirect costs have been audited through fiscal year 2004. Indirect rates have been negotiated and settled through 2003. We submitted our fiscal year 2005 indirect expense rates to the federal government in March 2006 and expect to submit our fiscal year 2006 indirect expense rates to the federal government in March 2007. If the estimated reserves in our financial statements for excess billings and contract losses are not adequate, revenue attributed to our U.S. government contracts may be lower than expected.
If we fail to recover pre-contract costs, it may result in reduced fees or in losses.
          Any costs we incur before the execution of a contract or contract renewal are incurred at our risk, and it is possible that the customer will not reimburse us for these pre-contract costs. At September 30, 2006, we had pre-contract costs of $3.4 million. While such costs were associated with specific anticipated contracts, we cannot be certain that contracts or contract renewals will be executed or that we will recover the related pre-contract costs.
Actual or perceived conflicts of interest may prevent us from being able to bid on or perform contracts.

          U.S. government agencies have conflict of interest policies that may prevent us from bidding on or performing certain contracts. When dealing with U.S. government agencies that have conflict of interest policies, we must decide, at times with insufficient information, whether to participate in the design process and lose the chance of performing the contract or to turn down the opportunity to assist in the design process for the chance of performing on the contract. We have, on occasion, declined to bid on particular projects because of actual or perceived conflicts of interest, and we are likely to continue encountering such conflicts of interest in the future, particularly if we acquire other U.S. government contractors. Future conflicts of interest could cause us to be unable to secure key contracts with U.S. government customers.
As a U.S. government contractor, we must comply with complex procurement laws and regulations and our failure to do so could have a negative impact upon our business.
          We must comply with and are affected by laws and regulations relating to the formation, administration and performance of U.S. government contracts, which may impose added costs on our business. If a government review or investigation uncovers improper or illegal activities, we may be subject to civil and/or criminal penalties and administrative sanctions, including termination of contracts, forfeiture of fees, suspension of payments, fines and suspension or debarment from doing business with U.S. government agencies, which may impair our ability to conduct our business.
We derive significant revenue from U.S. government contracts awarded through a competitive bidding process which is an inherently unpredictable process.
          We obtain most of our U.S. government contracts through a competitive bidding process that subjects us to risks associated with:
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
          Upon expiration, U.S. government contracts may be subject to a competitive re-bidding process. We may not be successful in winning contract awards or renewals in the future. Our failure to win contract awards, or to renew or replace existing contracts when they expire, would negatively impact our business, financial condition, results of operations and our ability to meet our financial obligations.
Our failure to obtain and maintain necessary security clearances may limit our ability to carry out confidential work for U.S. government customers, which could cause our revenue to decline.
          As of September 30, 2006, we had approximately 278 DoD contracts that require us to maintain facility security clearances at our 32 sites, and approximately 2,700 of our employees held security clearances to enable performance on these U.S. government contracts. Each cleared facility has a Facility Security Officer and Key Management Personnel whom the U.S. Department of Defense – Defense Security Service requires to be cleared to the level of the facility security clearance. In addition to these clearances, individual employees are selected to be cleared, based on the task requirement of the specific classified contract, for their technical, administrative or management expertise. Once the security clearance is granted, the employee is allowed access to the classified information on the contract based on the clearance and “need to know” for the information within the contract. Protection of classified information with regard to a classified U.S. government contract is paramount. Loss of a facility clearance or an employee’s inability to obtain and/or maintain a security clearance could result in a U.S. government customer terminating an existing contract or choosing not to renew a contract upon its expiration. If we cannot maintain or obtain the required security clearances for our facilities or our employees, or if these clearances are not obtained in a timely manner, we may be unable to perform on U.S. government contracts. Lack of required clearances could also impede our ability to bid on or win new U.S. government contracts, which may result in the termination of current research activities. Termination of current research activities may damage our reputation and our revenue would likely decline, which would adversely affect our business, financial results of operations and our ability to meet our financial obligations.
Item 1B. Unresolved Staff Comments
          The U.S. Securities and Exchange Commission issued a comment letter relating to Alion’s annual report on Form 10-K for fiscal year 2005 seeking clarification of the Company’s accounting for three loss position contracts acquired from Carmel Applied Technologies, Inc. The Company believes it correctly applied the guidance in SFAS 141, Business Combinations, and in EITF 01-3, Accounting in a Business Combination for Deferred Revenue of an Acquiree, to fair value the legal performance obligation it assumed to provide future goods and services to customers. Management believes that resolution of this issue will have no effect on the Company’s prior year results of operations or cash flows.

Item 2. Properties
          Our principal operating facilities are located in McLean, Virginia and Chicago, Illinois, and consist of approximately 23,823 square feet and 49,231 square feet of office space, respectively, held under leases. We also lease approximately 80 additional office facilities totaling approximately 811,390 square feet. Of these, our largest offices are located in Fairfax, Alexandria, Vienna, Arlington, Norfolk, Suffolk, and Newport News, Virginia; Washington, DC; Swissvale and West Conshohocken, Pennsylvania; Huntsville, Alabama; Mystic, Connecticut; Annapolis and Lanham, Maryland; Orlando, Florida; Rome, New York; Iselin, New Jersey; Pascagoula, Mississippi; Fairborn, Ohio; Mt. Clements, Michigan; Boulder, Colorado; Durham, North Carolina; Bath, Maine; San Diego, California; Albuquerque and Los Alamos, New Mexico; and Warrenville, Illinois.
          We lease twelve laboratory facilities totaling 157,072 square feet, for research functions in connection with the performance of our contracts. Of these, our largest laboratories are located in Washington, DC; Durham, North Carolina; Chicago and Geneva, Illinois; Annapolis and Lanham, Maryland; and Rome, New York. The lease terms vary from one to eight years, and are generally at market rates.
          Aggregate average monthly base rental expense for fiscal years 2006 and 2005 was $1,849,940 and $1,091,594, respectively.
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
Item 3. Legal Proceedings
Estate of Joseph Hudert vs. Alion Science and Technology Corporation; Estate of Frank Stotmeister vs. Alion Science and Technology Corporation.
          On December 23, 2004, the estate of Joseph Hudert filed an action against Grunley-Walsh Joint Venture, L.L.C. (Grunley-Walsh) and us in the District of Columbia Superior Court for damages in excess of $80.0 million. On January 6, 2005, the estate of Frank Stotmeister filed an action against us in the same court on six counts, some of which are duplicate causes of action, claiming $30.0 million for each count. Several other potential defendants may be added to these actions in the future. Other defendants in these actions include another construction subcontractor of the U.S. General Services Administration (GSA). These actions have since been removed to the Federal District Court for the District of Columbia.
          The suits arose in connection with a steam pipe explosion that occurred on or about April 23, 2004 on a construction site located at 17th Street, N.W. in Washington, D.C. The plaintiffs died, apparently as a result of the explosion. Joseph Hudert was an employee of Grunley-Walsh, who was the prime contractor on the site, and Frank Stotmeister was an employee of Cherry Hill Construction Company Inc., which was a subcontractor on the site. Grunley-Walsh had a contract with the GSA for construction on 17th Street N.W. near the Old Executive Office Building in Washington, D.C. Sometime after the award of the construction contract to Grunley-Walsh, we were awarded a separate contract by GSA. Our responsibilities on this particular contract with the GSA were non-supervisory monitoring of Grunley-Walsh’s activities and reporting to GSA of any deviations from contract requirements.
          We intend to defend these lawsuits vigorously. Based on the facts underlying the lawsuit known to us at this time, and our non-supervisory monitoring role at the project site, our management believes that the potential for Alion to incur a material loss as a result of the lawsuits is remote. Therefore, our management does not believe that these lawsuits will have a material adverse effect upon us, our operations, cash flows, or financial condition.
          Our primary provider of general liability insurance, St. Paul Travelers, has assumed defense of these lawsuits. However, since there is some uncertainty as to whether St. Paul Travelers received timely notice of a potential claim by us in connection with these lawsuits under our general liability insurance policy, St. Paul Travelers indicated, when it assumed defense of the lawsuits, that it was doing so subject to a reservation of rights to deny coverage. Nevertheless, even if St. Paul Travelers is ultimately able to properly deny coverage as a result of late notice of the lawsuits, our management does not believe that the lawsuits will have a material adverse effect upon us, our operations, cash flows, or financial condition. We have notified our excess insurance carrier, American International Group, regarding these lawsuits.

          Other than the foregoing action, the Company is not involved in any legal proceeding other than routine legal proceedings occurring in the ordinary course of business. The Company believes that these routine legal proceedings, in the aggregate, are not material to its financial condition and results of operations.
          As a government contractor, the Company may be subject from time to time to federal government inquiries relating to its operations and audits by the Defense Contract Audit Agency. Contractors found to have violated the False Claims Act, or which are indicted or convicted of violations of other federal laws, may be suspended or debarred from federal government contracting for some period. Such an event could also result in fines or penalties. Given the Company’s dependence on federal government contracts, suspension or debarment could have a material adverse effect on our business, financial condition, results of operations, and ability to meet our financial obligations. The Company is not aware of any such pending federal government claims or investigations.
Item 4. Submission of Matters to a Vote of Security Holders
          No matters were submitted to the vote of security holders for the fourth quarter of the fiscal year ended September 30, 2006.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities
          There is no established public trading market for Alion’s common stock. As of September 30, 2006, the ESOP Trust was the only holder of our common stock.
          There have been no sales of securities other than sales of securities already reported by the Company in current reports on Form 8-K.
Dividend Policy
          Unlike regular C corporations, S corporations do not pay “dividends.” Rather, S corporations make “distributions.” Use of the term “distributions” in this context is unrelated to the term when used in the context of our repurchase obligations under the KSOP. To avoid confusion, when referring to a distribution that would constitute a dividend in a C corporation, we will use the term distribution/dividend. We do not expect to pay any distributions/dividends. We currently intend to retain future earnings, if any, for use in the operation of our business. Any determination to pay cash distributions/dividends in the future will be at the discretion of our board of directors and will be dependent on our results of operations, financial condition, contractual restrictions and other factors our board of directors determines to be relevant, as well as applicable law. The terms of the Term B Senior Credit Facility, the Bridge Loan Agreement, and the junior subordinated note prohibit us from paying distributions/dividends without the consent of the respective lenders.
Item 6. Selected Financial Data
          The following table presents selected historical consolidated financial data for Alion or the Selected Operations of IITRI for each of the fiscal years in the five-year period ended September 30, 2006. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and notes to those statements included elsewhere in this annual report. The consolidated operating data for the fiscal years ended September 30, 2006, 2005 and 2004 and the consolidated balance sheet data as of September 30, 2006 and 2005 are derived from the consolidated financial statements of Alion included elsewhere in this annual report.
          The consolidated operating data for the fiscal year ended September 30, 2003 and 2002 and the consolidated balance sheet data as of September 30, 2003 and 2002 are derived from the consolidated financial statements of Selected Operations of IITRI. The historical consolidated financial information of Selected Operations of IITRI has been carved out from the consolidated financial statements of IITRI using the historical results of operations and bases of assets and liabilities of the portion of IITRI’s business that was sold and gives effect to allocations of expenses from IITRI. The consolidated operating data and the consolidated balance sheet data for the Selected Operations of IITRI are derived from the consolidated financial statements of IITRI not included in this annual report.
          Our historical consolidated financial information may not be indicative of our future performance and does not necessarily reflect what our financial position and results of operations would have been had we operated as a separate, stand-alone entity during the periods presented.

Selected Financial Data of Alion Science and Technology Corporation
For Years Ended September 30,

	2006(1)	2005(2)	2004(3)	2003 (4)	2002(5)
	(in thousands, except share and per share data)
Consolidated Operating Data:
Contract revenue	$508,628	369,231	$269,940	$165,917	$201,738
Direct contract expenses	381,467	267,241	196,388	120,559	147,377
Operating expenses (6)	129,466	104,081	73,703	46,273	48,488

Operating income (loss)	(2,305)	(2,091)	(151)	(915)	5,873
Other income (expense)(7)	(28,784)	(38,081)	(14,943)	(11,701)	(586)
Income tax (expense) benefit(8)	(26)	(66)	(17)	—	(589)

Net income (loss)	$(31,115)	(40,238)	$(15,111)	$(12,616)	$4,698

Basic and diluted loss per share	$(6.19)	(9.50)	$(4.91)	$(6.05)	—
Basic and diluted weighted-average common shares outstanding	5,029,670	4,235,947	3,074,709	2,085,274	—

Consolidated Balance Sheet
Data at End of Period:
Net accounts receivable	$150,412	80,898	$68,949	$42,775	$49,051
Total assets	650,969	334,249	188,461	144,754	71,096

Current portion of long-term debt	2,816	1,404	468	5,000	3,330
Long-term debt, excluding current portion	463,743	180,833	99,631	74,719	1,654
Redeemable common stock warrants	35,234	44,590	20,777	14,762	—
Long-term deferred gain on sale of building to Illinois Institute of Technology, excluding current portion	—	—	—	—	3,523
Other Data:
Depreciation and amortization	$16,566	17,771	$13,447	$9,553	$3,447
Capital expenditures	5,227	2,233	3,678	1,329	3,643
Cash flows provided by (used in):
Operating activities	$(15,678)	35,140	$5,675	$14,264	$14,713
Investing activities	(284,423)	(78,017)	(23,625)	(61,428)	(4,466)
Financing activities	265,078	75,938	22,173	47,652	(9,851)
Funded contract backlog(9)	386,000	193,000	161,000	107,000	72,000
Unfunded contract backlog(10)	3,861,000	2,581,000	1,793,000	1,435,000	1,431,000
Number of employees	3,575	2,508	1,880	1,604	1,622

1.	During fiscal year 2006, the Company completed four acquisitions as described below. The results of operations for the companies acquired are included in Alion’s operations from the dates of the acquisitions. On February 10, 2006, Alion purchased 100 percent of the outstanding stock of BMH, a provider of advanced software, systems engineering and distributed interactive simulations for military training and experimentation, for approximately $20.0 million (less a $1.5 million hold back) plus additional contingent earn-out obligations over a two year period which can not exceed $6.0 million. As of September 30, 2006, the Company has recorded approximately $16.2 million in goodwill relating to this acquisition.

On February 24, 2006, the Company acquired 100% of the issued and outstanding stock of WCI, a provider of enterprise IT and management consulting solutions and services to commercial and government customers, for $18.0 million (less a $1.5 million hold back) plus additional contingent earn-out obligations over a two year period which can not exceed $2.5 million. As of September 30, 2006, the Company has recorded approximately $17.4 million in goodwill relating to this acquisition.

On May 19, 2006, the Company acquired 100% of the issued and outstanding stock of MA&D, a provider of human factors engineering, modeling and simulation and software development for approximately $16.9 million (less a $2.0 million hold back) plus additional contingent earn-out obligations over a two year period which can not exceed approximately $4.1 million. As of September 30, 2006, the Company has recorded approximately $15.7 million in goodwill relating to this acquisition.

On June 30, 2006, the Company acquired from Anteon a group of assets consisting primarily of customer contracts for approximately $221.4 million. As of September 30, 2006, the Company has recorded approximately $50.0 million for purchased contracts and approximately $174.0 million in goodwill relating to this acquisition.

2.	During fiscal year 2005, the Company completed four acquisitions and made one strategic investment as described below. The results of operations for the companies acquired are included in Alion’s operations from the dates of the acquisitions. On October 28, 2004, Alion purchased substantially all of the assets of Countermeasures for approximately $2.4 million. Countermeasures had two employees and was located in Hollywood, Maryland. As of September 30, 2006, the Company has recorded approximately $1.4 million in goodwill relating to this acquisition.

On February 11, 2005, Alion acquired 100% of the outstanding stock of METI, an environmental and life sciences research and development company for approximately $7.0 million in cash. METI had approximately 110 employees and was headquartered in Research Triangle Park, North Carolina. As of September 30, 2006, the Company has recorded $5.6 million in goodwill related to this acquisition.

On February 25, 2005, Alion acquired 100% of the outstanding stock of CATI, a flight training software and simulator development company, for approximately $7.3 million in cash. CATI had approximately 55 employees and was headquartered in Seaside, California. The transaction is subject to an earn-out provision not-to-exceed a cumulative amount of $8.3 million based on attaining certain cumulative revenue goals for fiscal years 2005, 2006, and 2007, and a second earn-out provision not-to-exceed $1.5 million for attaining certain revenue goals in the commercial aviation industry. As of September 30, 2006, the Company has recorded approximately $13.9 million in goodwill related to this acquisition.

On April 1, 2005, the Company acquired 100% of the issued and outstanding stock of JJMA. The Company paid the equity holders of JJMA approximately $52.9 million, issued 1,347,197 shares of Alion common stock to the JJMA Trust valued at approximately $37.3 million, and agreed to make $8.3 million in future payments. Including acquisition costs of $1.3 million, the aggregate purchase price was $99.8 million. As of September 30, 2006, the Company has recorded approximately $57.8 million in goodwill related to the JJMA acquisition.

On March 22, 2005, Alion acquired approximately 12.5 percent of the class A ordinary shares in VectorCommand Ltd. for $1.5 million, which investment is accounted for at cost.

3.	During fiscal year 2004, the Company completed two acquisitions as described below. Operating results for these businesses are included in our consolidated totals from the respective dates of acquisitions. On October 31, 2003, Alion acquired 100% of the outstanding stock of Innovative Technology Solutions Corporation (ITSC), for $4.0 million. The transaction is subject to an earn-out provision not-to-exceed $1.5 million. ITSC is a New Mexico corporation with approximately 53 employees, the majority of whom are located in New Mexico. As of September 30, 2006, the Company has recorded approximately $5.0 million of goodwill relating to this acquisition.

On February 13, 2004, Alion acquired 100% of the outstanding stock of Identix Public Sector, Inc. (IPS, now known as Alion-IPS Corporation) for $8.0 million in cash. IPS, formerly ANADAC, was a wholly-owned subsidiary of Identix Incorporated. Following the closing, the Company paid Identix approximately $4.3 million for intercompany payables. As of September 30, 2006, the Company has recorded approximately $6.1 million of goodwill relating to this acquisition.

4.	For fiscal year 2003 (October 1, 2002 to September 30, 2003), the operations data presented reflects approximately nine months of Alion operations since the Transaction occurred on December 20, 2002, which was at the end of IITRI’s first quarter of operations for fiscal 2003. During the period October 1, 2002 to December 20, 2002, Alion was organizationally a business shell, operationally inactive until the Transaction occurred.

5.	Represents consolidated operating and balance sheet data of the Selected Operations of IITRI which was acquired by Alion on December 20, 2002.

6.	Operating expenses include (i) transaction expenses of approximately $6.7 million and $6.4 million for fiscal years ended September 30, 2003 and 2002, respectively, and (ii) conversion and roll-out expenses of approximately $1.5 million for the fiscal year ended September 30, 2003.

7.	For the years ended September 30, 2006, 2005 and 2004, other income (expense) includes approximately $29.7 million, $38.7 million and $16.8 million, respectively, in interest-related expense associated with the debt financing (which includes the related change in warrant valuation associated with the change in the share price of Alion stock) resulting from the Transaction and the acquisitions which were completed in fiscal years 2006 and 2005, as described above. Other income (expense) for the year ended September 30, 2004 includes a gain of approximately $2.1 million on the sale of the Company’s minority interest in Matrics Incorporated.

8.	Income tax (expense) benefit primarily relates to income (loss) of our for-profit, wholly-owned subsidiary, HFA prior to HFA becoming a Q-sub beginning on December 21, 2002.

9.	Funded backlog represents the total amount of contracts that have been awarded and whose funding has been authorized minus the amount of revenue booked under the contracts from their inception to date.

10.	Unfunded backlog refers to the estimated total value of contracts which have been awarded but whose funding has not yet been authorized for expenditure.
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
About This Management’s Discussion and Analysis
          The discussion and analysis that follows is organized to:
•	provide an overview of our business;

•	explain the year-over-year trends in our results of operations;

•	describe our liquidity and capital resources;

•	explain our critical accounting policies;

•	explain certain of our other obligations; and

•	disclose market and other risks.

Overview
     We provide scientific, engineering and information technology solutions for problems relating to national defense, homeland security and energy and environmental analysis. We provide these services primarily to U.S. government agencies, in particular DoD, state and foreign governments, and other commercial customers. Our revenues increased 37.8%, 36.8%, and 26.6% for the fiscal years ended September 30, 2006, 2005, and 2004, respectively, through a combination of internal growth and acquisitions. The following table reflects, for each fiscal year indicated, summary results of operations and contract backlog data:

	For the Years Ended September 30,
	2006	2005	2004
	(in millions)
Revenue	$508.6	$369.2	$269.9

Net loss	$(31.1)	$(40.2)	$(15.1)

Contract Backlog:
Funded	386.0	193.0	161.0
Unfunded	3,861.0	2,581.0	1,793.0

Total	$4,247.0	$2,774.0	$1,954.0

          We contract primarily with the federal government. We expect most of our revenues to continue to come from government contracts and we expect that most of these contracts will be with the DoD. The much smaller balance of our revenue comes from a variety of commercial customers, state and local governments, and foreign governments. The following table reflects, for each fiscal year indicated, the percentage of the Company’s revenue derived from each of its major types of customers:

	2006		2005		2004
	(In millions)
U.S. Department of Defense (DoD)	$451.8	89%	$324.1	88%	$244.9	91%
Other Federal Civilian Agencies	30.1	6%	$30.3	8%	$19.0	7%
Commercial and International	26.7	5%	$14.8	4%	$6.0	2%

Total	$508.6	100%	$369.2	100%	$269.9	100%

          We intend to continue to expand our research offerings in commercial and international markets; however, the expansion, if any, will be incremental. Revenues from commercial and international markets together amounted to approximately 5%, 4% and 2% of total revenues in fiscal year 2006, 2005 and 2004, respectively. We derive our international revenue primarily from spectrum management research and software tools.
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

     The table below provides a summary of annual revenues by significant contracts performed by the Company.

				FY06		FY05		FY04
				Percent of		Percent of		Percent of
			FY06	Total	FY05	Total	FY04	Total
Sponsor/			Annual	Annual	Annual	Annual	Annual	Annual
Government		Primary Core	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
Agency	Title	Business Area*	Amount	Amount	Amount	Amount	Amount	Amount
			(In Millions)		(In Millions)		(In Millions)
Department of Defense – Defense Modeling and Simulation Office	Information Analysis Center	Modeling and Simulation	$63.4	13%	$69.4	19%	$35.1	13%

Department of Defense — Navy	Engineering, Financial and Program Management Services to the Virtual SYSCOM program	Naval Architecture and Marine Engineering	$46.6	9%	$18.5	5%	—	—

Department of Defense — Joint Spectrum Center	Joint Spectrum Center Engineering Support Services	Wireless Communications	$35.3	7%	$45.7	12%	$49.4	18%

Department of Defense — Army	U.S. Army Night Vision Lab HighTech Omnibus contract	Defense Operations	$21.1	4%	$18.9	5%	—	—

General Services Administration	Information Technology Services – U.S. Department	Information Technology	$20.6	4%	$24.7	7%	$47.5	18%

Subtotal			$187.0	37%	$177.2	48%	$132.0	49%

Other Sponsors/Agencies			$321.6	63%	$192.0	52%	$137.9	51%

Total Revenues			$508.6	100%	$369.2	100%	$269.9	100%

*	The total annual revenue identified with a sponsor/government agency may include revenue within multiple business areas. The primary core business area is the single largest business area with the sponsor/government agency.
          During the year ended September 30, 2006, the support services contract to the Joint Spectrum Center underwent a full and open competition for the follow-on support contract that was to commence beginning October 2005. In August 2005, we were notified that we were not the successful bidder for these services. The JSC contract represented approximately 7%, 12% and 18% of our revenue for the years ended September 30, 2006, 2005, and 2004, respectively. The Company expects that its performance under the JSC contract will end in December 2006.
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

	For the Year Ended September 30,
Contract Type	2006		2005		2004
Cost-reimbursement	$326.3	64%	$216.2	58%	$159.5	59%
Fixed-price	91.6	18%	$76.6	21%	$44.3	16%
Time-and-material	90.7	18%	$76.4	21%	$66.1	25%

Total	$508.6	100%	$369.2	100%	$269.9	100%

          Our objective is to continue to grow our revenue both organically and through strategic acquisitions by capitalizing on our skilled work force and our sophisticated solutions competence. From 1998 through September 30, 2006, the Company and its predecessor, IITRI, have completed fourteen acquisitions. For the year ended September 30, 2006, the following four acquisitions and were completed:
          BMH Associates, Inc. (BMH) On February 10, 2006, the Company acquired 100 percent of the issued and outstanding stock of BMH, a provider of advanced software, systems engineering and distributed interactive simulations for military training and experimentation, for $20.0 million (less a $1.5 million hold back, plus additional contingent earn-out obligations over a two year period which can not exceed $6.0 million.
          Washington Consulting, Inc. (WCI) On February 24, 2006, the Company acquired 100 percent of the issued and outstanding stock of WCI, a provider of enterprise IT and management consulting solutions and services to commercial and government customers, for $18.0 million (less a $1.5 million hold back) plus additional contingent earn-out obligations over a two year period which can not exceed $2.5 million.
          Micro Analysis and Design, Inc. (MA&D) On May 19, 2006, the Company acquired 100 percent of the issued and outstanding stock of MA&D, a provider of human factors engineering, modeling and simulation and software development for approximately $16.9 million (less a $2.0 million hold back) plus additional contingent earn-out obligations over a two year period which can not exceed approximately $4.1 million.
          Certain assets of Anteon Corporation (Anteon Contracts) On June 30, 2006, the Company acquired from Anteon a group of assets consisting primarily of customer contracts for approximately $221.4 million (the Anteon Asset Acquisition). The Anteon Asset Acquisition has been accounted for using the purchase method of accounting, and accordingly the purchase price was allocated to identifiable assets acquired and liabilities assumed based upon their estimated fair values. The estimated fair values included in the purchase price allocation are preliminary and based upon currently available information.
          We have integrated the acquired entities listed above into our technology base and capabilities, enabling us to expand our research offerings for our government and commercial customers. Management believes that synergistic acquisitions like these provide several potential benefits to our organization in that they:
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
Results of Operations
          During the fiscal year ended September 30, 2006, Alion completed the acquisitions of BMH and WCI in February 2006, MA&D in May 2006 and the Anteon Contracts in June 2006 and during the fiscal year ended September 30, 2005, Alion completed the acquisitions of METI and CATI in February 2005, and JJMA in April 2005. For the fiscal year ended September 30, 2006, the Company’s operating results include the operating results for the acquisitions of METI, CATI and JJMA for the entire fiscal year; however, they include operating results for only 33 weeks of BMH, 31 weeks of WCI, 19 weeks of MA&D and 13 weeks of operating results generated in support of the contracts acquired from Anteon. Operating results for the fiscal year ended September 30, 2005, do not include operating results for the BMH, WCI, MA&D and Anteon Contracts acquisitions. For the fiscal year ended September 30, 2005, the operating results include only approximately 28 weeks of operating results for the METI and CATI acquisitions and only 24 weeks of operating results for the JJMA acquisition. Significant differences in the Company’s results of operations for the periods presented arise from the effects of these acquisitions.

Year ended September 30, 2006 Compared to Year ended September 30, 2005
          For purposes of comparability, the table below reflects the relative financial impact of the BMH, WCI, MA&D, Anteon Contracts, METI, CATI and JJMA acquisitions, which we refer to as the “acquired operations” of Alion, as they relate to the financial performance of Alion for the fiscal year ended September 30, 2006 compared to the financial performance for the fiscal year ended September 30, 2005. Significant differences in the results of Alion’s operations for the fiscal years September 30, 2006 and 2005, arise from the effects of these acquisitions. The following discussion and analysis include references to selected financial information in the table below in conjunction with the Company’s consolidated financial statements provided elsewhere in this annual report on Form 10-K.

	Year ended September 30, 2006			Year ended September 30, 2005
	(in millions)
			Consolidated			Consolidated
			Operations of			Operations of
	Consolidated		Alion Less	Consolidated		Alion Less
	Operations of	Acquired	the Acquired	Operations of	Acquired	the Acquired
Financial information	Alion	Operations	Operations	Alion	Operations	Operations
Total revenue	$508.6	$222.2	$286.4	$369.2	$65.3	$303.9
Material and subcontract revenue	172.2	83.1	89.1	102.7	16.9	85.8

Total direct contract expenses	381.5	166.5	214.9	267.2	46.1	221.1
Major components of direct contract expense:
Direct labor cost	202.6	83.6	119.0	152.5	26.6	125.9
Other direct cost (ODC)	16.5	3.9	12.6	13.7	2.9	10.8
Material and subcontract (M&S) cost	162.3	79.0	83.3	101.0	16.6	84.4

Gross profit	127.2	55.7	71.5	102.0	19.2	82.8

Total operating expense	129.5	53.1	76.4	104.1	13.1	91.0
Major components of operating expense:
Indirect personnel and facilities	52.1	24.7	27.4	41.6	6.9	34.7
Other general and administrative	47.4	20.6	26.8	33.0	2.9	30.1
Depreciation and amortization	16.6	7.8	8.8	17.8	3.2	14.6
Stock-based compensation	10.7	—	10.7	10.6	0.0	10.6
Operating (loss) income	$(2.3)	$2.6	$(4.9)	$(2.1)	$6.1	$(8.2)

*	For the years ended September 30, 2006 and 2005, the operations of the acquired entities and the operating results generated in support of the Anteon contracts have been fully integrated within Alion on a consolidated basis. The selected financial information provided in the table is management’s approximations of actual results for the acquired and non-acquired operations.
          Contract Revenues. Revenues increased $139.4 million to $508.6 million for fiscal year ended September 30, 2006, or 37.8%, from $369.2 million for the fiscal year ended September 30, 2005. The acquired operations generated approximately $156.9 million of the approximate $139.4 million in increased revenue. The non-acquired operations generated a net decrease in revenue of $17.5 million. The $17.5 million net decrease in revenue generated by the non-acquired operations was attributable to the following: 1) a decrease of approximately $12.3 million in naval architecture and ship design work due to delays in receipt of new tasking related to new and existing U.S. Navy ship programs, 2) our unsuccessful bid for the follow-on support contract to the U.S. Navy for Guam Ordnance Services accounted for a decrease of approximately $7.0 million, 3) a reduced level of funding under the Department of Defense Modeling and Simulation Information Analysis Contract (MSIAC) accounted for a revenue reduction of approximately $6.0 million, 4) a reduction of approximately $2.9 million as a result of the completion of our analysis work coincident with the completion of the initial phase of the U.S. Government’s most recent Base Realignment and Closure Act (BRAC) process, and 5) a reduction of approximately $2.1 million in support of Defense Spectrum Office. On the balance of our contracts, revenue generated by the non-acquired operations increased approximately $12.8 million.

          As a component of revenue, Material and Subcontract (M&S) revenue increased approximately $69.5 million to $172.2 million for the year ended September 30, 2006, or 67.7%, from $102.7 million for the year ended September 30, 2005. The acquired operations generated approximately $66.2 million of the $69.5 million M&S revenue increase. The non-acquired operations generated approximately $3.3 million of the M&S revenue increase. As a percentage of revenue, M&S revenue increased approximately 6.1% to 33.9% for the year ended September 30, 2006, from 27.8% for the year ended September 30, 2005. The percentage increase in M&S revenue was partially due to 1) the increase in content of M&S revenue to total revenue generated by the acquired operations and 2) a result of the decrease in total contract revenue generated by the non-acquired operations (related to the issues described above).
          Direct Contract Expenses. Direct contract expenses increased approximately $114.3 million to $381.5 million, or 42.8%, for the fiscal year ended September 30, 2006, from $267.2 million for the fiscal year ended September 30, 2005. Acquired operations generated an increase of approximately $120.4 million direct contract expenses and the non-acquired operations generated a decrease of approximately $6.2 million attributable to the decrease in contract revenue generated by the non-acquired operations described above. Direct contract expenses were 75.0% of revenue for the fiscal year ended September 30, 2006, as compared to 72.4% for the fiscal year ended September 30, 2005. The changes in specific components of direct contract expenses are:
•	Direct labor expense for the fiscal year ended September 30, 2006 increased by $50.1 million, or 32.9%, to $202.6 million from $152.5 million for the fiscal year ended September 30, 2005. Direct labor expense decreased to 39.9% of revenue for the fiscal year ended September 30, 2006, from 41.3% of revenue in the fiscal year ended September 30, 2005, due to a shift from direct labor to M&S expense. The percentage decrease in direct labor expense is primarily due to the lower content of direct labor expense to total direct contract expense of the acquired operations. The content of direct labor expense generated by the JSC and Guam Ordnance Services contracts was higher in the fiscal year ended September 30, 2006 than in the fiscal year ended September 30, 2005.

•	M&S expense increased approximately $61.3 million, or 60.7%, to $162.3 million for the fiscal year ended September 30, 2006, compared to $101.0 million for the fiscal year ended September 30, 2005. M&S expense was 31.9% and 27.4% of revenue for the fiscal years ended September 30, 2006 and 2005, respectively. The percentage increase in M&S expense was primarily due to the higher content of M&S expense to total direct contract expense of the acquired operations. M&S expense, as a percentage of M&S revenue, was approximately 94.3% and 98.3% for the fiscal years ended September 30, 2006 and 2005, respectively, primarily as a result of increased profit margins on M&S work by acquired operations.
          Gross Profit. Gross profit increased $25.2 million, or 24.7%, to $127.2 million for the fiscal year ended September 30, 2006, from $102.0 million for the fiscal year ended September 30, 2005. Gross profit was 25.0% and 27.6% of revenue for the fiscal years ended September 30, 2006 and 2005, respectively. Our M&S work has been increasing relative to direct labor, as a result of contracts obtained in connection with our acquired operations as well as higher levels of M&S related work on contracts in the non-acquired operations. This trend is expected to continue for at least the next two fiscal years or until backlog on these contracts is expended. M&S effort typically generates lower profit margins than contract direct labor work.
          Operating Expenses. Operating expenses increased $25.4 million, or 24.3% to $129.5 million for the fiscal year ended September 30, 2006, from $104.1 million for the fiscal year ended September 30, 2005. Acquired operations generated $40.0 million of increased operating expenses while non-acquired operations generated a decrease in operating expenses of approximately $14.6 million. Operating expense was 25.5% and 28.2% of revenue for the fiscal years ended September 30, 2006 and 2005, respectively. The changes in some of the specific components of operating expenses were:
•	Operating expenses for indirect personnel and rental and occupancy expenses increased approximately $10.5 million, or 25.2%, to $52.1 million for the fiscal year ended September 30, 2006, from $41.6 million for the fiscal year ended September 30, 2005. The increase is partially attributable to expense associated with integrating the BMH and WCI acquisitions in the second quarter of fiscal year 2006, the MA&D acquisition in the third quarter of fiscal year 2006 and the Anteon Contracts acquisition in the fourth quarter of fiscal year 2006. Additionally, due to the delays in approving the 2006 Federal budget, contract funding was delayed, which results in increased indirect labor expense required in order to sustain our engineers and technical labor base. Operating expenses for indirect personnel and facilities were 10.2% and 11.3% of revenue for the fiscal years ended September 30, 2006 and 2005, respectively.

•	Stock-based compensation and deferred compensation, included in General and Administrative (G&A) expense, relate primarily to the expense associated with the stock appreciation rights and phantom stock plans. Stock-based compensation was approximately 2.1% and 2.9%of revenue for the fiscal years ended September 30, 2006 and 2005, respectively. Stock-based compensation and deferred compensation relate primarily to the expense associated with the stock appreciation rights and phantom stock plans. This expense increased approximately $0.1 million, or 1.0%, to $10.7 million for the fiscal year ended September 30, 2006, compared to approximately $10.6 million for the fiscal year ended September 30, 2005. The increase in stock-based compensation expense results from the relative change in price of a share of Alion common stock in the fiscal year ended September 30, 2006 and, to a lesser extent, the increase in awards granted.

•	Other G&A expense increased approximately $14.4 million, or 43.6%, to $47.4 million for the year ended September 30, 2006, compared to $33.0 million for the year ended September 30, 2005. G&A expenses were 9.3% and 8.9% of revenue for the years ended September 30, 2006 and 2005, respectively. The increase consists of $8.4 million of additional third-party legal and accounting fees and approximately $4.9 million of additional employee fringe benefit expense, which is an element of G&A expense. These additional expenses represent approximately 2.6% of revenue.

•	Depreciation and amortization expense decreased approximately $1.2 million, or 6.7%, to $16.6 million for the year ended September 30, 2006, compared to $17.8 million for the year ended September 30, 2005. Depreciation expense primarily arises from fixed assets while amortization expense derives primarily from purchased contracts. Depreciation and amortization expense was 3.3% and 4.8% of revenue for the years ended September 30, 2006 and 2005, respectively.
          Operating Loss. For the year ended September 30, 2006, the loss from operations was $2.3 million compared with $2.1 million operating loss for the year ended September 30, 2005. The $0.2 million increase in loss is associated with factors discussed above.
          Other Income and Expense. Other income (expense) decreased approximately $9.3 million to approximately $28.8 million, or 24.4%, for the year ended September 30, 2006, from $38.1 million for the year ended September 30, 2005. As a component of other income (expense), interest expense decreased approximately $9.0 million, or 23.2%, to $29.7 million for the year ended September 30, 2006 from $38.7 million for the year ended September 30, 2005 primarily from a $19.2 million reduction in the accretion of warrants offset by a $8.3 million increase in senior term loan interest. The components of interest expense are summarized in the following table:

	Year Ended September 30,
	2006	2005
	(In millions)
Revolving facility	$1.0	$0.2
Senior term loan	15.2	6.9
Bridge loan	4.8	—
Mezzanine Note — cash-pay interest	—	1.8
- accretion of debt discount	—	2.2
Subordinated note — PIK interest	2.4	2.3
- accretion of long-term deferred interest	0.8	0.6
- accretion of debt discount	0.9	0.9
Accretion of warrants (a)	4.3	23.5
Other	0.4	0.3

Total	$29.7	$38.7

(a)	Reflects change in value assigned to the detachable warrants associated with Mezzanine and Subordinated notes based on the change in the value of Alion common stock.
          The remaining decrease of approximately $0.3 million is attributable to miscellaneous expenses including bank fees and charitable donations.

          Income Tax Expense. The Company has filed qualified subchapter-S elections for all of its subsidiaries to treat them as disregarded entities for federal income tax purposes. Some states do not recognize the effect of these elections or Alion’s S-corporation status. The Company recorded $0.03 million and $0.07 million in state income tax expense for the years ended September 30, 2006 and 2005, respectively.
          Net Loss. The net loss decreased approximately $9.1 million, or 22.6%, to $31.1 million for the year ended September 30, 2006 as compared to $40.2 million for the year ended September 30, 2005. The $9.1 million decrease is associated with factors discussed above.
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
Acquisitions Completed in the Year ended September 30, 2005
•	We completed the acquisition of substantially all of the assets Countermeasures on October 28, 2004. Alion acquired technology and software (e.g. “Buddy System tm”, now known as Countermeasurestm, used in vulnerability assessment) for identifying, quantifying and managing physical, infrastructure, program and electronic risks.

•	On February 11, 2005, we completed the acquisition of METI, an environmental and life sciences research and development company. METI had approximately 110 employees and was headquartered in Research Triangle Park, North Carolina.

•	On February 25, 2005, we completed the acquisition of CATI, a provider of flight training software and simulator development systems. CATI had approximately 55 employees and was headquartered in Seaside, California.

•	On April 1, 2005, we completed the acquisition of JJMA, a provider of ship and systems design from mission analysis and feasibility trade-off studies through contract and detail design, production supervision, testing and logistics support for the commercial and naval markets. JJMA had approximately 600 employees and was headquartered in Iselin, New Jersey.

	Year ended September 30, 2005			Year ended September 30, 2004
	(in millions)
		Acquired	Consolidated			Consolidated
		Operations	Operations of		Acquired	Operations of
	Consolidated	(METI,	Alion Less	Consolidated	Operations	Alion Less
	Operations of	CATI, and	the Acquired	Operations of	(ITSC and	the Acquired
Financial information	Alion	JJMA)*	Operations	Alion	IPS)*	Operations
Total revenue	$369.2	$65.3	$303.9	$269.9	$28.4	$241.6
Material and subcontract revenue	102.7	16.9	85.8	70.3	11.5	58.9

Total direct contract expenses	267.2	46.1	221.1	196.4	19.5	176.9
Major components of direct contract expense:
Direct labor cost	152.5	26.6	125.9	120.0	8.1	111.9
Other direct cost (ODC)	13.7	2.9	10.8	8.1	0.3	7.9
Material and subcontract (M&S) cost	101.0	16.6	84.4	68.3	11.1	57.1

Gross profit	102.0	19.2	82.8	73.6	5.3	68.3

Total operating expense	104.1	13.1	91.0	73.7	4.4	69.3
Major components of operating expense:
Indirect personnel and facilities	41.6	6.9	34.7	28.6	2.2	26.4
Other general and administrative	33.0	2.9	30.1	28.1	1.8	26.3
Depreciation and amortization	17.8	3.2	14.6	13.4	0.3	13.1
Stock-based compensation	10.6	0.0	10.6	2.5	0.0	2.5
Operating (loss) income	$(2.1)	$6.1	$(8.2)	$(0.2)	$0.9	$(1.1)

*	For the years ended September 30, 2005 and 2004, the operations of the acquired entities have been fully integrated within Alion on a consolidated basis. The financial information attributed to these entities are the estimates of management.
          Contract Revenues. Revenues increased $99.3 million, or 36.8%, to $369.2 million for the year ended September 30, 2005, from $269.9 million for the year ended September 30, 2004. This increase is attributable to the following:

Revenue generated by the activities of acquired operations	$65.3 million
Revenue generated by the activities of the non-acquired operations	$34.0 million
Total:	$99.3 million
          For the year ended September 30, 2005, additional revenue generated by the acquired operations included approximately $49.2 million, $8.0 million and $8.1 million from the activities of JJMA, METI and CATI, respectively. Additional revenue of approximately $34.0 million generated by the non-acquired operations included an increase of approximately $16.5 million in support to the U.S. Army Night Vision Hightech Omnibus contract, an increase of approximately $6.0 million to the Modeling and Simulation Information Analysis Center (MSIAC) contract to the Department of Defense, and an increase of approximately $3.7 million in support of the Weapons Systems Technology Information Analysis Center contract. On the balance of our contracts performed by the non-acquired operations, revenue increased by approximately $7.7 million.
          As a component of revenue, M&S revenue increased approximately $32.4 million, or 46.1%, to $102.7 million for the year ended September 30, 2005 from $70.3 million for the year ended September 30, 2004. M&S revenue of the acquired operations was approximately $16.9 million, of which approximately $13.6 million, $1.7 million and $1.6 million was generated by JJMA, CATI and METI, respectively. Approximately $15.5 million of M&S revenue increase was generated by non-acquired operations of which approximately $16.1 million of additional M&S revenue was generated in support to the U.S. Army Night Vision Hightech Omnibus contract and approximately $5.8 million was generated in support of the MSIAC contract. On the balance of our contracts performed by the non-acquired operations, M&S revenue decreased by approximately $6.4 million. As a percentage of revenue, M&S revenue was 27.8% for the fiscal year ended September 30, 2005 as compared to 26.1% for the year ended September 30, 2004. For the year ended September 30, 2005, the M&S revenue content of total revenue performed under contracts of the acquired operations was approximately 25.8% while the M&S content of total revenue performed by the non-acquired operations was approximately 28.2%. The revenue activity of the acquired operations has a higher percentage level of M&S revenue that results from the amount of subcontractor support required.
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

          Gross Profit. Gross profit increased $28.4 million, or 38.6%, to $102.0 million for the year ended September 30, 2005, from $73.6 million for the year ended September 30, 2004. The $28.4 million increase is attributable to the following:

Gross profit generated by the activities of the acquired operations	$19.2 million
Gross profit generated by the activities of the non-acquired operations	$ 9.2 million
Total:	$28.4 million
          As a percentage of revenue, gross profit was 27.6% for the year ended September 30, 2005 and 27.3% for the year ended September 30, 2004. For the year ended September 30, 2005, we experienced an increased proportion of M&S contract revenue, which typically generates lower profit margins; however, we were able to increase our overall gross profit margin due to an increase in profit margins on time-and-materials and fixed price contract work coupled with our ability to sustain our proportionate amount of time-and-material and fixed price contract work.
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
          As a percentage of revenue, operating expenses were 28.3% for the year ended September 30, 2005 as compared to 27.3% for the year ended September 30, 2004. The changes in specific components of operating expenses are:
•	Stock-based compensation, included in G&A expense, was approximately 2.9% and 0.9% of revenue for the years ended September 30, 2005 and 2004, respectively. Stock-based compensation and deferred compensation relate primarily to the expense associated with the stock appreciation rights and phantom stock plans. Stock-based compensation increased approximately $8.1 million, or 324% to $10.6 million for the year ended September 30, 2005, from approximately $2.5 million for the year ended September 30, 2004. The increase in stock-based compensation and deferred compensation is a result of the increase in the value of Alion’s common stock and the increase in awards granted.

•	Operating expenses for indirect personnel and facilities costs related to rental and occupancy expenses increased approximately $13.0 million, or 45.4%, to $41.6 million for the year ended September 30, 2005, from $28.6 million for the year ended September 30, 2004. As a percentage of revenue, operating expenses relating to indirect personnel and facilities expense was 11.3% for the year ended September 30, 2005 as compared to 10.6% for the year ended September 30, 2004. The increase, as a percentage of revenue, is partially attributable to the increase in indirect labor costs associated with the integration activities of the CATI, METI and JJMA acquisitions. Management intends to reduce facility lease costs through efforts to sublet excess space which resulted from additional space acquired through the acquisition process.

•	Other G&A expense increased approximately $4.9 million, or 17.4%, to $33.0 million for the year ended September 30, 2005, compared to $28.1 million for the year ended September 30, 2004. As a percentage of revenues, G&A expenses were 9.0% for the year ended September 30, 2005, compared to 10.4% for the year ended September 30, 2004. As a result of integrating the activities of CATI, METI and JJMA, the costs associated with providing G&A activities for the acquired operations have been partially absorbed by the existing G&A infrastructure, resulting in a decrease in expense expressed as a percentage of revenue.

•	Depreciation and amortization expense increased approximately $4.4 million, or 32.8%, to $17.8 million for the year ended September 30, 2005, as compared to $13.4 million for the year ended September 30, 2004. Depreciation is associated primarily with the value assigned to fixed assets while amortization expense is associated primarily with the intangible asset value assigned to the purchased contracts of the acquired entities. The $4.4 million increase is primarily attributable to the following:

	Year Ended September 30,
	2005	2004
	(In millions)
Depreciation expense	$4.4	$2.8
Amortization expense for purchased contracts of:
- IITRI	$10.2	$10.2
- ITSC	$0.1	—
- IPS	$0.5	$0.4
- METI	$0.3	—
- JJMA	$2.2	—
Amortization expense for non-compete agreements	$0.1	—

Total	$17.8	$13.4

          As a percentage of revenue, operating expense relating to depreciation and amortization expense was 4.8% for the year ended September 30, 2005 as compared to 5.0% for the year ended September 30, 2004.
          Operating Loss. For the year ended September 30, 2005, the loss from operations was $2.1 million compared with $0.2 million operating loss for the year ended September 30, 2004. The $1.9 million loss increase is associated with factors discussed above and is attributable to the following:

• Operating income generated from the acquired operations	$ 6.1 million
• Operating loss generated from the non-acquired operations*	$(8.0) million
Total:	$(1.9) million

*	For the year ended September 30, 2005, stock-based compensation expense of approximately $10.6 million was not attributed to the activities of acquired operations.
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

	Year Ended September 30,
	2005	2004
	(In millions)
Revolving facility	$0.2	$0.8
Senior term loan	6.9	3.1
Mezzanine Note — cash-pay interest	1.8	2.4
- accretion of debt discount	2.2	0.7
Subordinated note — PIK interest	2.3	2.4
- accretion of long-term deferred interest	0.6	0.4
- accretion of debt discount	0.9	0.8
Agreements with officers	0.0	0.2
Accretion of warrants (a)	23.5	5.9
Other	0.3	0.1

Total	$38.7	$16.8

(a)	Reflects change in value assigned to the detachable warrants associated with Mezzanine and Subordinated notes based on the change in the value of Alion common stock.
          The remaining increase of approximately $1.3 million is attributable to interest expense and the recognition of a gain of approximately $2.1 million on the sale of our minority interest in Matrics, Inc. For the year ended September 30, 2005, we did not have any significant recognized gains.
          Income Tax Expense. The Company has filed qualified subchapter S elections for all of its wholly-owned subsidiaries to treat them as disregarded entities for federal income tax purposes. Some states do not recognize the effect of these elections or Alion’s S corporation status. As a result, the Company recorded approximately $0.07 million and $0.02 million of state income tax expense for the years ended September 30, 2005 and 2004, respectively.
          Net Loss. The net loss increased approximately $25.1 million, or 166.2%, to $40.2 million for the year ended September 30, 2005 as compared to $15.1 million for the year ended September 30, 2004. The $25.1 million increase is associated with factors discussed above.
Liquidity and Capital Resources
          The Company’s primary liquidity requirements are for debt service, working capital, capital expenditures, and acquisitions. The principal working capital need is to fund accounts receivable, which increases with the growth of the business. The Company is funding our present operations, and we intend to fund future operations, primarily through cash provided by operating activities and through use of the Company’s revolving credit facility.

          The following discussion relates to the cash flow of Alion for the fiscal years ended September 30, 2006 and 2005.
          Operating activities used approximately $15.7 million in net cash for the year ended September 30, 2006 and generated approximately $35.1 million in net cash for the year ended September 30, 2005. The $50.8 million increase in generated cash is primarily attributable to the approximate $71.8 million increase in accounts receivable, offset by $33.1 million increase in accounts payable and accruals.
          Net cash used in investing activities (principally for strategic acquisitions) was approximately $284.4 million and $78.0 million for the years ended September 30, 2006 and 2005, respectively. During the year ended September 30, 2006, the Company used cash of approximately $279.2 million to acquire BMH, WCI, MA&D and the Anteon Contracts and spent approximately $5.2 million for capital expenditures unrelated to acquisitions. During the year ended September 30, 2005, the Company paid, net of cash acquired, approximately $74.6 million in the aggregate for the acquisitions of CATI, METI and JJMA and for the assets of Countermeasures, Inc and approximately $1.2 million for the investment in VectorCommand Ltd. In addition, the Company spent approximately $2.2 million for capital expenditures in fiscal year 2005.
          Net cash provided by financing activities was approximately $265.1 million for the year ended September 30, 2006, compared to net cash provided by financing activities of approximately $75.9 million for the year ended September 30, 2005. The most significant components of the Company’s financing activities are: 1) net proceeds from (or repayment of) short term borrowings and 2) net proceeds from (or repayment of) long term debt securities. During the year ended September 30, 2006, Alion borrowed approximately $118.0 million in proceeds under the Term B Senior Credit Facility and borrowed $170.0 million pursuant to the Bridge Loan Agreement. The borrowed proceeds of approximately $288.0 million were used to fund acquisitions ($279.2 million), to pay certain debt issuance costs of approximately $7.8 million and to repay approximately $1.3 million of principal under the senior term loan. During the year ended September 30, 2006, the Company used cash of approximately $13.6 million to redeem the mezzanine warrants held by IIT and Dr. Atefi, and the Company also repurchased approximately $19.0 million in common stock in order to satisfy redemption obligations under the KSOP to former employees. During the year ended September 30, 2005, Alion borrowed $94.0 million in proceeds under the Term B Senior Credit Facility. The Company used approximately $58.7 million for the JJMA acquisition, approximately $20.2 million to redeem its Mezzanine Note and approximately $13.3 million to finance the other acquisitions discussed above.
          Discussion of Debt Structure
          On August 2, 2004, the Company entered into a new Term B senior secured credit facility (the Term B Senior Credit Facility) with a syndicate of financial institutions for which Credit Suisse (CS) serves as arranger, administrative agent and collateral agent, and for which LaSalle Bank National Association serves as syndication agent. On April 1, 2005, the Company entered into an incremental term loan facility and an amendment to the Term B Senior Credit Facility (Amendment One), which added $72.0 million in term loans to the Company’s total indebtedness under the Term B Senior Credit Facility. On March 24, 2006, the Company entered into a second incremental term loan facility and second amendment to the Term B Senior Credit Facility (Amendment Two), which increased the term loan commitment under the Term B Senior Credit Facility by $68.0 million. Amendment Two also increased the revolving credit commitment under the senior revolving credit facility from $30.0 million to $50.0 million. On June 30, 2006, the Company entered into a third incremental term loan facility and amendment to the Term B Senior Credit Facility (Amendment Three), which added $50 million in term loans to the Company’s total indebtedness under the Term B Senior Credit Facility.
          The discussion below describes the Term B Senior Credit Facility, as modified by Amendments One, Two and Three; certain of the initial debt agreements (and other related instruments) used to finance the Transaction; and the Bridge Loan Agreement used to finance part of the Company’s acquisition on June 30, 2006, of the Anteon Contracts and other assets for approximately $221.4 million.
          Term B Senior Credit Facility
          The Term B Senior Credit Facility has a term expiring August 2, 2009 and consists of:
•	senior term loan in the current approximate amount of $259.0 million, which includes $189.2 million in incremental term loans drawn down as of September 30, 2006;

•	a $50.0 million senior revolving credit facility, approximately $12.3 million of which was actually borrowed as of September 30, 2006 and approximately $3.8 million of which was deemed borrowed as of September 30, 2006, for letters of credit; and

•	a $150.0 million uncommitted incremental term loan “accordion” facility.

          The Term B Senior Credit Facility requires the Company to repay 1 percent of the principal balance of the senior term loan during each of the first four years (fiscal years 2005 through 2008) in equal quarterly principal installments and 96 percent of the principal balance outstanding during the fifth and final year (2009) in equal quarterly principal installments. Beginning with the quarter ending September 30, 2006 and through the quarter ending September 30, 2008, the Company is obligated to pay quarterly principal installments of $655,000. On each of December 31, 2008, March 31, 2009, June 30, 2009 and August 2, 2009, the Company is obligated to pay principal installments of approximately $63.4 million.
          Under the senior revolving credit facility, the Company may request up to $40.0 million in letters of credit and may borrow up to $5.0 million in swing line loans for short-term borrowing needs. The Company must pay all principal obligations under the senior revolving credit facility in full no later than August 2, 2009.
          The Company may prepay all or any portion of its senior term loan in minimum increments of $1 million, generally without penalty or premium, except for customary breakage costs associated with pre-payment of Eurodollar-based loans. If the Company issues certain permitted debt, or sells, transfers or disposes of certain assets, it must use all net proceeds to repay any Term B loan amounts outstanding. If the Company has excess cash flow for any fiscal year, it must use 50% of the net proceeds or excess cash flow to repay Term B loan amounts outstanding. If the Company’s leverage ratio (which compares the Company’s total debt to its Consolidated EBITDA) is less than 2 to 1, it must use only 25% of net proceeds or excess cash flow to repay Term B loan amounts outstanding. The Company also has mandatory prepayment obligations under the Bridge Loan Agreement, but the Bridge Loan Agreement permits the Company to use net cash proceeds from asset sales to prepay Term B Senior Credit Facility debt ahead of the Bridge Loan debt.
          If the Company borrows any additional term loan, including under the uncommitted incremental term loan facility, and certain terms of such loan are more favorable to the new lenders than existing terms under the Term B Senior Credit Facility, the applicable interest rate spread on the senior term loans can increase. As a result, additional term loans could increase the Company’s interest expense under its existing term loans. The Company’s significant subsidiaries (HFA, CATI, METI, JJMA, BMH, WCI and MA&D) have guaranteed the Company’s obligations under the Company’s Term B Senior Credit Facility.
          Use of Proceeds. On August 2, 2004, the Company borrowed $50.0 million through the senior term loan under the Term B Senior Credit Facility and used approximately $47.2 million to retire its then outstanding senior term loan and revolving credit facility administered by LaSalle Bank including principal and accrued and unpaid interest and used approximately $2.8 million to pay transaction fees. In October 2004, the Company borrowed approximately $22.0 million of the senior term loan to retire its existing $19.6 million mezzanine note and to pay approximately $2.4 million in accrued unpaid interest and prepayment premium. On April 1, 2005, the Company borrowed $72.0 million in an incremental term loan under the Term B Senior Credit Facility. The Company used approximately $58.7 million of the incremental term loan proceeds to pay a portion of the JJMA acquisition price, and approximately $1.25 million to pay transaction fees associated with the incremental term loan. The Company used approximately $12.0 million of the $72.0 million in incremental term loan proceeds to pay a portion of the BMH acquisition price. On March 24, 2006, the Company entered into Amendment Two which made available to the Company $68.0 million in additional incremental term loans. The Company used approximately $16.5 million of these incremental term loan proceeds to pay a portion of the WCI acquisition price, and approximately $13.6 million to redeem the mezzanine warrants held by IIT and the Company’s Chief Executive Officer. On May 15, 2006, the Company borrowed $15.0 million of the incremental term loans made available under Amendment Two in order to pay a portion of the MA&D acquisition price. On June 30, 2006, the Company borrowed $21.0 million of the incremental term loans made available under Amendment Two in order to pay a portion of the acquisition price for the Anteon Asset Acquisition. On June 30, 2006, the Company also borrowed $50.0 million in incremental term loans under Amendment Three, of which approximately $34.0 million was used to pay a portion of the acquisition price for the Anteon Asset Acquisition. The Company used $10.0 million of the loan proceeds under Amendment Three to pay down the a portion of the outstanding balance on the revolving credit facility, and approximately $6.0 million to pay transaction fees associated with the incremental term loan and the Bridge Loan Facility.
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

          Security. The Term B Senior Credit Facility is secured by a security interest in all of the Company’s current and future tangible and intangible property, as well as all of the current and future tangible and intangible property of the Company’s subsidiaries, HFA, CATI, METI, JJMA, BMH, WCI, and MA&D.
          Interest and Fees. Under the Term B Senior Credit Facility, the senior term loan and the senior revolving credit facility can each bear interest at either of two floating rates. The Company was entitled to elect that interest be payable on the Company’s $259.0 million senior term loan at an annual rate equal to either: 1) the applicable alternate base interest rate charged by CS plus 175 basis points or, 2) the Eurodollar rate plus 275 basis points. The Company was also entitled to elect that interest be payable on the senior revolving credit facility at an annual rate dependent on the Company’s leverage ratio and whether the borrowing is a Eurodollar or an alternate base rate (ABR) borrowing. Under the Term B Senior Credit Facility, if the Company were to elect a Eurodollar borrowing under its senior revolving credit facility, interest would be payable at an annual rate equal to the Eurodollar rate plus additional basis points as reflected in the table below under the column “Eurodollar Spread” corresponding to the Company’s leverage ratio at the time. Under the Term B Senior Credit Facility, if the Company were to elect an ABR borrowing under its senior revolving credit facility, the Company would pay interest at an alternate base interest rate based on the greater of CS’s prime rate or a federal funds effective rate, plus additional basis points reflected in the table below under the columns “Prime Rate ABR Spread” or “Federal Funds ABR Spread” corresponding to the Company’s leverage ratio at the time of each interest payment.

		Federal Funds ABR	Prime Rate ABR
	Eurodollar Spread	Spread	Spread
Leverage Ratio	(in basis points)	(in basis points)	(in basis points)
Category 1	275	225	175
Greater than or equal to 3.00 to 1.00
Category 2	250	200	150
Greater than or equal to 2.50 to 1.00 but less than 3.00 to 1.00
Category 3	225	175	125
Greater than or equal to 2.00 to 1.00 but less than 2.50 to 1.00
Category 4	200	150	100
Less than 2.00 to 1.00
          On April 1, 2005, the Company elected to have the senior term loan bear interest at the Eurodollar rate and the senior revolving credit facility bear interest at the ABR rate based on CS’s prime rate. As of September 30, 2006, the Eurodollar rate on the senior term loan was 8.25 percent (5.50 percent plus 2.75 percent Eurodollar spread) and the ABR rate was 10.00 percent (8.25 percent plus 1.75 percent spread).
          Interest Rate Cap Agreements. The Term B Senior Credit Facility required the Company to maintain interest rate hedge agreements acceptable to CS to cap the Company’s interest expense on at least 40 percent of the Company’s long-term senior debt for a period of at least two years from the date the first such agreement was put into place. This covenant expired on August 16, 2006. The Company currently has three interest rate cap agreements in place with its senior lenders.
          The interest rate cap agreements cap the floating component of the total interest rate the Company pays, but do not affect spreads based on leverage ratio. The actual effective rate of interest that the Company pays on principal subject to each cap agreement is equal to the floating component (which is capped) plus the applicable spread. The applicable interest rate spread in the Term B Senior Credit Facility is added to the applicable capped interest rate to determine the Company’s effective interest rate on the notional principal subject to the interest rate cap agreement.
          In August 2004, the Company paid approximately $319,000 to cap its rate at 6.64% (3.89% floating rate cap plus 2.75% spread) on $36.9 million in notional principal from September 2004 through September 2005 and 7.41% (4.66% floating rate cap plus 2.75% spread) from September 2005 through September 2007. The notional principal declines over time to $34.5 million at September 2007. In April 2005, Amendment One reduced the Eurodollar spread to 225 basis points, such that the total interest payable with respect to the principal amount covered by the first cap agreement was reset to 6.91% (4.66% floating rate cap plus 2.50% spread). In March 2006, Amendment Two increased the Eurodollar spread to 250 basis points, such that the total interest payable with respect to the principal amount covered by the first cap agreement was reset to 7.16% (4.66% floating rate cap plus 2.50% spread). In June 2006, Amendment Three increased the Eurodollar spread to 275 basis points, such that the total interest payable with respect to the principal amount covered by the first cap agreement was reset to 7.41% (4.66% floating rate cap plus 2.75% spread).

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
          Other Fees and Expenses. Each quarter the Company is required to pay a commitment fee equal to 50 basis points per year on the prior quarter’s daily unused balance of the revolving credit facility and the senior term loan. As of September 30, 2006, there was approximately $12.3 million outstanding on the revolving credit facility and another $3.8 million deemed outstanding for letters of credit and there was no unfunded commitment on the senior term loan. For the year ended September 30, 2006, the Company paid an aggregate commitment fee of approximately $0.3 million for the revolving credit facility and no commitment fee for the senior term loan.
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
          Financial Covenants. The Term B Senior Credit Facility requires the Company to meet certain financial performance measures over the life of the facility. These financial measures are used by the Company’s lenders in evaluating the Company’s leverage capacity, debt service ability and liquidity that result from the calculation of leverage ratio and interest coverage ratio as required by the terms of the Term B Senior Credit Facility. As defined below, both the leverage ratio and interest coverage ratios refer to the non-GAAP terms “EBITDA” and “Consolidated EBITDA” as defined in the Term B Senior Credit Facility. EBITDA and consolidated EBITDA has been calculated by management in accordance with the financial covenants and has not been audited. The definition, calculation and reconciliation of the differences between these non-GAAP financial measures to the most comparable financial measures calculated and presented in accordance with GAAP in this annual report on Form 10-K are included in the schedules that follow.
          a) Consolidated EBITDA — Definition
          Consolidated EBITDA is defined in the Term B Senior Credit Facility as: (a) the Company’s consolidated net income (or loss), as defined therein, plus (b) without duplication, to the extent deducted from net income or included in the net loss, the sum of: (i) interest expense; (ii) provision for income taxes; (iii) depreciation and amortization, including amortization of other intangible assets; (iv) cash contributions to the ESOP in respect of the repurchase liability of the Company under the ESOP Plan; (v) any non-cash charges or expenses (other than the write-down of current assets) including (A) non-cash expenses associated with the recognition of the difference between the fair market value of the remaining outstanding Warrants (see Note 11 “Redeemable Common Stock Warrants”) and the exercise price of those Warrants, (B) non-cash expenses with respect to the stock appreciation rights and phantom stock plans, and the remaining outstanding Warrants and accretion of those Warrants and (C) non-cash contributions to the ESOP, (vi) any extraordinary losses and (vii) any nonrecurring charges and adjustments treated as such by the third-party valuation firm that prepares valuation reports in connection with the ESOP, minus (c) without duplication, (i) all cash payments made on account of reserves, restructuring charges and other non-cash charges added to net income (or included in net loss) pursuant to clause (b)(v) above in a previous period and (ii) to the extent included in net income (or net loss), any extraordinary gains and all non-cash items of income, all determined on a consolidated basis in accordance with GAAP.
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

          Consolidated EBITDA has limitations as an analytical tool, and is not to be considered in isolation or as a substitute for analysis of the Company’s financial performance or liquidity as reported under GAAP. Some of these limitations are:
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
Alion Science and Technology Corporation
Non-GAAP Measures — EBITDA and Consolidated EBITDA
For the Twelve Months Ended September 30, 2006 and 2005

	2006	2005
Calculation of EBITDA	(Dollars in thousands)
Net loss	$(31,115)	$(40,238)
Plus: Interest expense	29,691	38,696
Plus: Income tax expense	26	66
Plus: Depreciation and amortization expense	16,566	17,771

EBITDA	15,168	16,295

Calculation of Consolidated EBITDA	2006	2005
EBITDA	15,168	16,295
Plus: Cash contributions to ESOP in respect of the repurchase liability	—	—
Plus: Non-cash expenses with respect to the stock appreciation rights and phantom stock plans (Stock-based compensation less cash settlements)*	10,738	10,628
Plus: Non-cash contributions to the ESOP (including Company 401-k match)*	7,871	5,707
Plus: Nonrecurring charges and adjustments by third-party valuation firm that prepares valuation reports in connection with the ESOP	17,012	3,759

Consolidated EBITDA	$50,789	$36,389

*	Non-cash expenses with respect to the stock appreciation rights and phantom stock plans and non-cash contributions to the ESOP constitute all the non-cash charges and expenses that are included in the calculation of Consolidated EBITDA.
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
          The calculation of the Company’s Leverage Ratio for the twelve months ended September 30, 2006 and 2005 is set forth in the table below.
Alion Science and Technology Corporation
Computation of Leverage Ratio
Under the Term B Senior Credit Facility
For the Twelve Months Ended September 30, 2006 and 2005
(Dollars in thousands)

	2006	2005
Numerator:
Revolving credit facility	$16,096	$2,954

Term B Senior Credit facility debt outstanding, at face value	259,015	142,920
Bridge Loan Agreement	170,000	—

Total debt outstanding	$445,111	$145,874

Denominator:
Consolidated EBITDA	$50,789	$36,389
Plus: Acquisition-related pro forma adjustment	21,612	7,345

Consolidated EBITDA with pro forma effect of acquisitions	72,401	43,734
Leverage ratio:	6.15	3.34
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
          The calculation of the Company’s Interest Coverage Ratio for the twelve months ended September 30, 2006 and 2005 is set forth in the table below.
Alion Science and Technology Corporation
Computation of Interest Coverage Ratio
Under the Term B Senior Credit Facility
For the Twelve Months Ended September 30, 2006 and 2005

	2006	2005
	(Dollars in thousands)
Numerator:
Consolidated EBITDA	$50,789	$36,389
Plus: Acquisition-related pro forma adjustment	21,612	7,345

Consolidated EBITDA with pro forma effect of acquisitions	72,401	43,734
Less: Capital expenditures	5,227	2,233

Consolidated EBITDA with pro forma effect of acquisitions less capital expenditures	$67,174	$41,501

	2006	2005
	(Dollars in thousands)
	(Unaudited)
Denominator:
Consolidated interest expense	$19,349	$9,328

Interest coverage ratio	3.47	4.45
          The Term B Senior Credit Facility includes other covenants which, among other things, restrict the Company’s ability to do the following without the prior consent of syndicate bank members that have extended more than 50 percent or more of the aggregate amount of all loans then outstanding under the Term B Senior Credit Facility:
•	incur additional indebtedness other than permitted additional indebtedness;

•	consolidate, merge or sell all or substantially all of the Company’s assets;

•	make certain loans and investments including acquisitions of businesses, other than permitted acquisitions;

•	pay dividends or distributions other than distributions needed for the ESOP to satisfy its repurchase obligations and for certain payments required under the Company’s equity based incentive plans;

•	enter into certain transactions with the Company’s shareholders and affiliates;

•	enter into certain transactions not permitted under ERISA;

•	grant certain liens and security interests;

•	enter into sale and leaseback transactions;

•	change lines of business;

•	repay subordinated indebtedness before it is due and redeem or repurchase certain equity;

•	pay certain earn-outs in connection with permitted acquisitions; or

•	use the proceeds of the Company’s borrowings other than as permitted by the Term B Senior Credit Facility.
          Events of Default. The Term B Senior Credit Facility contains customary events of default including, without limitation:
•	payment default;

•	breach of representations and warranties;

•	uncured covenant breaches;

•	default under certain other debt exceeding an agreed amount;

•	bankruptcy and insolvency events;

•	notice of debarment, suspension or termination under a material government contract;

•	certain ERISA violations;

•	unstayed judgments in excess of an agreed amount;

•	failure of the subordinated note to be subordinated to the Term B Senior Credit Facility;

•	failure of any guarantee of the Term B Senior Credit Facility to be in effect;

•	failure of the security interests to be valid, perfected first priority security interests in the collateral;

•	failure of the Company to remain an S-corporation;

•	imposition on the ESOP Trust of certain taxes in excess of an agreed amount;

•	final determination that the ESOP is not a qualified plan;

•	incurrence of a civil or criminal liability in excess of $5 million of the Company or any subsidiary arising from a government investigation;

•	the actual termination of a material contract due to alleged fraud, willful misconduct, negligence, default or any other wrongdoing; or

•	change of control (as defined below).
          For purposes of the Term B Senior Credit Facility, a change of control generally occurs when, before the Company lists its common stock to trade on a national securities exchange and the Company obtains net proceeds from an underwritten public offering of at least $30.0 million, the ESOP Trust fails to own at least 51 percent of the Company’s outstanding equity interests, or, after the Company has such a qualified public offering, any person or group other than IIT or the ESOP Trust owns more than 37.5 percent of the Company’s outstanding equity interests. A change of control may also occur if a majority of the seats (other than vacant seats) on the Company’s board of directors shall at any time be occupied by persons who were neither nominated by the Company’s board nor were appointed by directors so nominated. A change of control may also occur if a change of control occurs under any of the Company’s material indebtedness including the Company’s subordinated note and the warrants issued with the Company’s subordinated note.
          For the years ended September 30, 2006 and 2005, the Company was in compliance with the financial covenants set forth in the Term B Senior Credit Facility.
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
          If the Company issues or incurs certain permitted debt (other than an incurrence under the Term B Senior Credit Facility), or sells, transfers or disposes of certain assets other than in the normal course of business, or issues or sells certain kinds of equity interests, it must use all net proceeds to repay any Bridge Loan amounts outstanding and pay a prepayment premium based on when the prepayment is made. See “Interest and Prepayment” below. However, the Bridge Loan Agreement permits the Company to use the net proceeds of those asset sales to repay amounts borrowed under the Term B Senior Credit Facility before prepaying the Bridge Loan.
          Use of Proceeds. The Company used the proceeds from the Bridge Loan to pay part of the cost of acquiring the Anteon Contracts.
          Interest and Prepayment. The Bridge Loan bears interest at a floating rate based on the Eurodollar Rate plus the applicable spread reflected in the table below which varies over four time periods: July 1- December 31, 2006; January 1,- June 30, 2007; July 1 — December 31, 2007; and January 1, 2008 — December 31, 2011. The first interest payment was paid on September 30, 2006. Interest is payable quarterly in arrears in cash except that the Company may elect to pay any interest payable in excess of 700 basis points over the applicable Eurodollar floating rate in the form of PIK notes or it may elect to add the excess to the principal amount of the Bridge Loan. The Company may prepay all or any portion of the Bridge Loan in minimum increments of $100,000, as long as the Company repays an aggregate of at least $1.0 million plus applicable premium (described below) and customary breakage costs associated with pre-payment of Eurodollar-based loans prior to the end of a designated Eurodollar rate interest period. Bridge Loan prepayments are subject to an applicable premium percentage (in basis points) of the principal amount being repaid based on the prepayment date. Applicable margins for interest rates based on the Eurodollar rate and prepayment premium percentages are disclosed in the table below.

		Eurodollar
		Spread	Prepayment
		Basis	Premium in
From	Through	Points	Basis Points

July 1, 2006	December 31, 2006	550	-0-
January 1, 2007	June 30, 2007	625	100
July 1, 2007	December 31, 2007	700	200
January 1, 2008	December 31, 2008	900	100
January 1, 2009	December 31, 2009	900	200
January 1, 2010	December 31, 2011	900	300
          Financial Covenants. The Bridge Loan Agreement requires the Company to meet certain financial performance measures. The Company’s lenders use these measures to evaluate its leverage capacity, debt service ability and liquidity. The Company’s financial covenants are based on the non-GAAP terms EBITDA and Consolidated EBITDA which are calculated in the same manner as under the Term B Senior Credit Facility. The limitations of Consolidated EBITDA as an analytical tool and a calculation of the Company’s Consolidated EBITDA are set forth above in “Consolidated EBITDA Definition” and “Calculation of EBITDA.”

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
          The Bridge Loan Agreement includes other covenants which, among other things, restrict the Company’s ability to do the following without the prior consent of those Bridge Loan lenders that have extended more than 50 percent of the aggregate amount of the outstanding principal amount of the Bridge Loan:
•	incur additional indebtedness other than permitted additional indebtedness;

•	consolidate, merge or sell all or substantially all of the Company’s assets;

•	make certain loans and investments including acquisitions of businesses, other than permitted acquisitions;

•	pay dividends or distributions other than distributions needed for the ESOP to satisfy its repurchase obligations and for certain payments required under the Company’s equity based incentive plans;

•	enter into certain transactions with the Company’s shareholders and affiliates;

•	enter into certain transactions not permitted under ERISA;

•	grant certain liens and security interests;

•	enter into sale and leaseback transactions;

•	change lines of business;

•	repay subordinated indebtedness before it is due and redeem or repurchase certain equity;

•	use the proceeds other than as permitted by the Bridge Loan; and

•	pay certain earn-outs in connection with permitted acquisitions.
          Events of Default. The Bridge Loan Agreement contains customary events of default including, without limitation:
•	payment default;

•	breach of representations and warranties;

•	uncured covenant breaches;

•	default under certain other debt exceeding an agreed amount;

•	bankruptcy and insolvency events;

•	notice of debarment, suspension or termination under a material government contract;

•	incurrence of a government investigation resulting in a criminal or civil liability of the Company, or any subsidiary, in excess of $10.0 million;

•	the actual termination of a material contract due to alleged fraud, misconduct or any other wrongdoing;

•	certain ERISA violations;

•	failure of the subordinated note to be subordinated to the Bridge Loan Agreement;

•	failure of the Company to remain an S-corporation;

•	imposition on the ESOP Trust of certain taxes in excess of an agreed amount; or

•	final determination that the ESOP is not a qualified plan.

     As of September 30, 2006, the Company was in compliance in all material respects with the covenants set forth in the Bridge Loan.
     Subordinated Note
     On December 20, 2002, the Company issued a $39.9 million note to IITRI (Subordinated Note) as part of the consideration for Alion’s acquisition of substantially all of IITRI’s assets. On July 1, 2004, IIT acquired all of IITRI’s rights and interests in the Subordinated Note and the related warrant agreement. On June 30, 2006, the Company and IIT entered into an agreement that increased the interest rate on the Subordinated Note for two years from December 21, 2006 through December 20, 2008.
     The Subordinated Note bears interest at (i) 6% through December 20, 2006, (ii) approximately 6.4% from December 21, 2006 through December 20, 2007, and (iii) 6.7% from December 21, 2007 through December 20, 2008. Interest is payable quarterly by the issuance of paid-in-kind or PIK notes maturing at the same time as the Subordinated Note. The PIK notes have the effect of deferring the underlying cash interest expense on the Subordinated Note. Beginning in December 2008, the Subordinated Note will bear interest at 16% per year payable quarterly in cash until the note has been repaid in full. Principal on the Subordinated Note is payable in equal installments of $19.95 million in December 2009 and December 2010. The PIK notes are due in equal installments of approximately $7.4 million on these same dates.
During the next six fiscal years, at a minimum, the Company expects that it will have to make the estimated interest and principal payments set forth below.

			7-Fiscal
			Year Period
			($ In
			thousands)
	2007	2008	2009	2010	2011	2012	Total
Bank revolving credit facility
- Interest(1)	$1,250	$250	$250	$250	$250	$250	$2,500
Senior Term Loan(2)
- Interest(3)	19,752	19,312	9,729	—	—	—	48,793
- Principal(4)	2,620	2,620	253,775	—	—	—	259,015
Bridge Loan(5)
- Interest(6)	19,047	22,646	23,659	23,803	23,936	1,541	114,632
- Principal(6)	—	—	—	—	—	175,100	175,100
Subordinated note
- Interest(7)	—	—	6,384	3,192	—	—	9,576
- Principal(7)	—	—	27,352	27,352	—	—	54,704

Total cash — Pay interest	40,049	42,208	40,022	27,245	24,186	1,791	175,501
Total cash — Pay principal	2,620	2,620	281,127	27,352	—	175,100	488,819

Total	$42,669	$44,828	$321,149	$54,597	$24,186	$176,891	$664,320

(1)	The Company anticipates accessing, from time to time, its $50.0 million bank revolving credit facility to finance the Company’s ongoing working capital needs. The remaining term of the revolving credit facility is approximately three years; however, the Company expects to review the revolving credit facility as an on-going requirement to fund working capital. For fiscal year 2007, the average balance drawn on the revolving credit facility is projected to be approximately $10.5 million. For the fiscal years 2008 through 2009, the Company anticipates the balance drawn on the revolving credit facility will be minimal. As of September 30, 2006, the Company has actually borrowed $12.3 million under the revolving credit facility and $3.8 million has been deemed borrowed for letters of credit. Interest expense value includes an estimate for the unused balance fee on the $50.0 million revolving credit facility.

(2)	The Company expects that it will need to refinance the Term B Senior Credit Facility before the end of fiscal year 2008.

(3)	The projected average annual senior term loan balance the Company estimates will be drawn under the Term B Senior Credit Facility is as follows: $257.7 million, $255.1 million, and $126.9 million for the fiscal years ending September 30, 2007, 2008, and 2009, respectively. The Company expects it will need to refinance the Term B Senior Credit Facility before the end of fiscal year 2008 and expects interest expense to continue at levels similar to prior years. Based on an estimated LIBOR rate plus the CS Eurodollar spread, the effective annual interest rate for fiscal years 2007, 2008, and 2009 is estimated to be approximately 7.7%, 7.6%, and 7.7%, respectively. The effective interest rate takes into account the interest rate cap agreements which limit the interest rate on a portion, but not all, of the outstanding principal balance of the Term B Senior Credit Facility. The current cap agreements expire in September 2007. Outstanding principal balances not under the cap agreements had interest based on the Eurodollar rate. The senior term loan matures August 2, 2009. The approximate impact of a 1% increase in the interest rate, as applied to principal balances drawn under the senior term loan not covered by the current interest rate cap agreements would be $1.7 million, $2.6 million, and $1.3 million for fiscal years ending September 30, 2007, 2008, and 2009, respectively. Estimated interest expense includes an estimate for the commitment fee on the senior term loan.

(4)	The Term B Senior Credit Facility requires the Company to repay 1 percent of the principal balance outstanding under the senior term loan during each of the fiscal years 2005 through 2008 and 96 percent of the principal balance outstanding during fiscal year 2009 of the term. The table reflects the balance drawn of $259.0 million as of September 30, 2006, resulting in expected aggregate annual principal payments of approximately $2.62 million in each of fiscal years 2007, and 2008. During the fifth year, or 2009, the Company is scheduled to pay principal in the amount of $253.8 million. The Term B Senior Credit Facility also requires the Company to make mandatory prepayments of principal depending upon whether the Company generates certain excess cash flow in a given fiscal year, issues or incurs certain debt or sells certain assets. As of September 30, 2006, no mandatory prepayments are due.

(5)	The Company expects to refinance the Bridge Loan Agreement before the end of calendar year 2006 through the issuance of up to $200.0 million of unsecured senior subordinated notes. The Company intends to use the net proceeds to repay the Bridge Loan and a portion of the senior term loan. The Company also expects that it will need to refinance The Term B Senior Credit Facility before the end of fiscal year 2008.

(6)	The table reflects the balance drawn under the Bridge Loan of $170.0 million as of September 30, 2006 with the principal amount, plus applicable prepayment premium, due and payable on December 31, 2011. The principal amount of $175.1 million includes $170.0 million at par value plus prepayment premium of $5.1 million (3% of par). Based on an estimated Eurodollar rate plus the CS Eurodollar spread, the effective annual interest rate for fiscal years 2007, 2008, 2009, 2010, 2011 and 2012 is estimated to be approximately 11.2%, 13.3%, 13.9%, 14.0%, 14.0% and 14.5%, respectively. The approximate impact of a 1% increase in the interest rate, as applied to principal balance drawn under the Bridge Loan, would be $1.7 million for each fiscal year 2007 through 2011, and $0.4 million for the partial period of fiscal year 2012.

(7)	The Subordinated Note bears interest at (i) 6.0% through December 20, 2006, (ii) approximately 6.4% from December 21, 2006 through December 20, 2007, and (iii) 6.7% from December 21, 2007 through December 20, 2008. Interest is payable quarterly by the issuance of paid-in-kind or PIK notes maturing at the same time as the Subordinated Note. The issuance of the PIK notes has the effect of deferring the underlying cash interest expense on the Subordinated Note. Commencing December 2008, the Subordinated Note will bear interest at 16.0% per year payable quarterly in cash through the time of repayment in full of the Subordinated Note. Principal on the Subordinated Note will be payable in equal installments of $19.95 million in December 2009 and December 2010; the PIK notes are also due in equal installments of approximately $7.4 million on these same dates.
     Other Obligations
     Earn-outs
     The Company has earn out commitments related to the following acquisitions:
     CATI — There is an earn-out provision not to exceed a total of $8.25 million based on the revenue of the business units that formerly comprised CATI for fiscal years 2005 through 2007. There is a second earn-out provision not to exceed $1.5 million based on attaining certain revenue goals in the commercial aviation industry. The obligations continue until September 2007. For the fiscal years ended September 30, 2006 and 2005, the Company recognized approximately $2.0 million and zero, respectively, in earn-out obligation related to CATI.
     BMH — There is an earn-out provision not to exceed a total of $6.0 million based on the revenue of the business units that formerly comprised BMH. The obligation continues until December 2007. For the fiscal year ended September 30, 2006, the Company recognized no earn-out obligation related to BMH.
     WCI — There is an earn-out provision not to exceed a total of $2.5 million based on the revenue of the business units that formerly comprised WCI. The obligation continues until September 2007. For the fiscal year ended September 30, 2006, the Company recognized approximately $1.3 million in earn-out obligation related to WCI.

     MA&D – There is an earn-out provision not to exceed a total of approximately $4.1 million based on the revenue of the business units that formerly comprised MA&D. The obligation continues until September 2007. For the fiscal year ended September 30, 2006, the Company recognized approximately $1.5 million in earn-out obligation related to MA&D.
     Lease Payments
     The Company’s remaining minimum lease payment obligations under non-cancelable operating leases for fiscal years ending 2007, 2008, 2009, 2010 and 2011 are $26.6 million, $23.2 million, $19.4 million $13.6 million and $11.5 million, respectively. The remaining aggregate obligations on these leases thereafter are approximately $15.6 million. Commercial facility lease expenses are included in these amounts. These commercial facility lease obligations are currently reimbursable costs under the Company’s government contracts.
     Other contingent obligations which will impact the Company’s cash
     Other contingent obligations which will impact the Company’s cash flow include:
•	obligations relating to deferred compensation programs for senior managers;

•	obligations related to the holder’s put rights associated with the Subordinated Note warrants;

•	obligations relating to the Company’s stock based compensation plans; and

•	repurchase obligations under the KSOP.
     As of September 30, 2006, the Company has spent a cumulative total of $28.9 million to repurchase shares of its common stock in order to satisfy redemption obligations under the KSOP to former employees.

	Number of Shares		Total Value
Date	Repurchased	Share Price	Purchased
June 2003	5,248	$11.13	$58,412
July 2003	2,696	$11.13	$30,000
December 2003	50,031	$14.71	$735,956
May 2004	117	$16.56	$1,945
June 2004	727	$16.56	$12,039
June 2004	743	$16.56	$12,297
July 2004	48,309	$16.56	$799,997
December 2004	46,816	$19.94	$933,505
March 2005	5,691	$19.94	$113,486
June 2005	45,846	$29.81	$1,366,674
August 2005	1,090	$33.78	$36,803
September 2005	170,657	$33.78	$5,764,784
December 2005	211,537	$35.89	$7,592,079
June 2006	273,800	$37.06	$10,147,043
July 2006	32,420	$37.06	$1,201,485
August 2006	1,695	$37.06	$62,810

Total			$28,869,326

     The Company believes that cash flow from operations and cash available under its revolving credit facility will provide it with sufficient capital to fulfill its current business plan and to fund its working capital needs for at least the next 24 months. Although the Company expects to have positive cash flow from operations, it will need to generate significant additional revenues beyond its current revenue base and to earn net income in order to repay principal and interest on the indebtedness it assumed under the Term B Senior Credit Facility, the Bridge Loan and the remaining outstanding indebtedness it incurred to fund the Transaction.
     The Company’s business plan calls for it to continue to acquire companies with complementary technologies. The Term B Senior Credit Facility allows the Company to make certain permitted acquisitions, and the Company intends to use a portion of the financing available to it under the Term B Senior Credit Facility to make permitted acquisitions.
     The Company expects to refinance the Bridge Loan Agreement before the end of calendar year 2006 through the issuance of up to $200.0 million of unsecured senior subordinated notes. The Company intends to use the net proceeds to repay the Bridge Loan and a portion of the senior term loan. The Company also expects that it will need to refinance the Term B Senior Credit Facility before the end of fiscal year 2008. The Company’s cash from operations will be insufficient to satisfy all of its obligations and it cannot be certain that it will be able to refinance on terms that will be favorable to the Company, if at all. Moreover, if the Company’s plans or assumptions change, if its assumptions prove inaccurate, if it consummates additional or larger investments in or acquisitions of other companies than are currently planned, if it experiences unexpected costs or competitive pressures, or if its existing cash and projected cash flow from operations prove insufficient, it may need to obtain greater amounts of additional financing and sooner than expected. While it is the Company’s intention only to enter into new financing or refinancing that it considers advantageous, it cannot be certain that such sources of financing will be available to the Company in the future, or, if available, that financing could be obtained on terms favorable to the Company.
     Contract performance — Joint Spectrum Center Contract
     During the Company’s fiscal year ended September 30, 2006, the support services contract to the JSC underwent a full and open competition for the follow-on support contract that was to commence beginning October 2005. Following rounds of protest filings in 2005 and 2006, it was finally determined in October 2006 that we would not receive the follow-on contract. The Company expects that its performance under the JSC contract will end in December 2006.
Contractual Obligations
     The following table summarizes the Company’s contractual and other forecasted long-term debt obligations. For contractual obligations, the Company included payments that it has a legal obligation to make.

	Payments Due by Fiscal Year
					2013 and
	Total	2007	2008-2010	2011-2012	After
	(In thousands)
Contractual Obligations:
Long-term debt (1)	$664,320	$42,669	$420,574	$201,077	$—
Lease Obligations	109,874	26,585	56,158	11,543	15,588

Total contractual obligations	$774,194	$69,254	$476,732	$212,620	$15,588

1.	Includes interest payments and forecasted debt obligations. Given the structure of the Bridge Loan and the Term B Senior Credit Facility, the Company expects that it will need to refinance the Bridge Loan and the Term B Senior Credit Facility before the end of fiscal year 2007 and 2008, respectively.
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
Summary of Critical Accounting Policies
Revenue Recognition
     The Company’s revenue results from technology services under a variety of contracts, some of which provide for reimbursement of costs plus fees and others of which are fixed-price or time-and-material type contracts. The Company generally recognizes revenue when a contract has been executed, the contract price is fixed or determinable, delivery of the services or products has occurred and collectibility of the contract price is considered probable.
     The Company recognizes revenue on cost-reimbursement contracts as it incurs costs and includes estimated fees earned. The Company recognizes time-and-material contract revenue at negotiated, fixed, contractually billable rates as it delivers labor hours and incurs other direct expenses. The Company uses various performance measures under the percentage of completion method to recognize revenue for fixed-price contracts. The process of estimating contract costs at completion and recognizing revenue appropriately involves significant management estimates. Actual costs may differ from estimated costs and affect estimated profitability and the timing of revenue recognition. From time to time, facts develop that require the Company to revise its estimated total costs or revenues expected. The Company records the cumulative effect of revised estimates in the period in which the facts requiring revised estimates become known. The Company recognizes the full amount of anticipated losses on any type of contract in the period in which they become known. For each of the periods presented, the cumulative effects of revised estimates were immaterial to the financial performance of the Company. Revised estimates did not generate any anticipated losses for any period presented. Further, the Company had no cost overruns on fixed price contracts that materially affected financial performance in any of the periods presented.

     Contracts with agencies of the federal government are subject to periodic funding by the contracting agency concerned. A contract may be fully funded at its inception or ratably throughout its period of performance as services are provided. If the Company determines contract funding is not probable, it defers revenue recognition until realization is probable.
     Contract costs on federal government contracts are subject to audit by the federal government and adjustment through negotiations between the Company and government representatives. The government considers Alion to be a major contractor and maintains an office on site to perform various audits. The government has audited all of the Company’s federal government contract indirect costs through fiscal year 2004. Indirect rates have been negotiated and settled through fiscal year 2003. The Company submitted its fiscal year 2005 indirect expense rates to the government in March 2006 and expects to submit its fiscal year 2006 indirect expense rates to the government in March 2007. The Company has recorded revenue on federal government contracts in amounts it expects to realize.
     The Company recognizes revenue on unpriced change orders as it incurs expenses and only to the extent it is probable that the Company will recover such costs. The Company recognizes revenue in excess of costs on unpriced change orders only when management can also reliably estimate the amount of excess and experience provides a sufficient basis for recognition. The Company recognizes revenue on claims as expenses are incurred only to the extent it is probable that the Company will recover such costs and it can reliably estimate the amount it will recover.
     The Company generates software revenue from licensing software and providing services. In general, professional services are essential to the functionality of the solution sold. and the Company applies the percentage of completion method, as prescribed by AICPA SOP 81-1, Accounting for Performance on Construction-Type and Certain Production-Type Contracts, to recognize revenue.
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
     The Company accounts for goodwill and other intangible assets in accordance with the provisions of SFAS No. 142, which requires, among other things, the discontinuance of goodwill amortization. In addition, goodwill is to be reviewed at least annually for impairment or more frequently if events and circumstances indicate that the asset might be impaired. The Company has elected to perform this review annually at the end of each fiscal year. An impairment loss would be recognized to the extent that the carrying amount exceeds the asset’s fair value. The process of evaluating any impairment to goodwill involves significant management estimates. These annual reviews have resulted in no adjustments. The Company’s review consists of two steps. First, the Company estimates its fair value using an estimate of the fair value of its common stock based upon a valuation performed by an independent, third-party firm and compares it to its carrying amount. Second, if the carrying amount exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the goodwill.
     As of September 30, 2006, the Company has goodwill of approximately $387.9 million, subject to annual impairment review. As of September 30, 2006, the Company has a recorded a net intangible asset balance of approximately $75.4 million, comprised primarily of purchased contracts which were acquired in connection with the Transaction and the ITSC, IPS, Countermeasures, METI, CATI, JJMA, BMH, WCI, MA&D and Anteon Contract acquisitions. The intangible assets have an estimated useful life of one to thirteen years and are amortized using the straight-line method.
Recently Issued Accounting Pronouncements
     In December 2004, the Financial Accounting Standards board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123(R)). SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value. SFAS 123(R) is effective in the first quarter of fiscal 2007. The Company determined that there will be no impact from adopting this statement, given the fact that the Company currently recognizes compensation expense associated with its stock appreciation rights and phantom stock.

     In March 2005, the FASB issued Interpretation No. (FIN) 47, Accounting for Conditional Asset Retirement Obligations — an Interpretation of FASB Statement No. 143. FIN 47 clarifies the definition of a conditional asset retirement obligation, as used in SFAS No. 143, as a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The adoption of this interpretation was effective no later than December 31, 2005. The adoption of this interpretation did not have a significant impact on the financial position or results of operations of the Company.
     In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It established, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS No. 154 shall be effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.
     In June 2006, the FASB issued Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company determined that adopting this interpretation will not have a significant impact on the financial position or results of operations of the Company.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Where applicable, this Statement simplifies and codifies related guidance within generally accepted accounting principles (GAAP). This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently analyzing the expected impact from adopting this statement on its financial statements, but currently does not believe its adoption will have a significant impact on the financial position or results of operations of the Company.
     In September 2006, the FAS issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. The Company is currently analyzing the expected impact of adoption of this Statement on its financial statements.
     In September 2006, the Securities Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108), Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 requires companies to quantify the impact of all correcting misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. This pronouncement is effective for the Company in fiscal 2007. The Company does not believe SAB 108 will have a material effect on the financial statements and related disclosures.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
     The Company’s exposure to interest rate risk is primarily due to the debt it incurred to finance the Transaction and the subsequent refinancing of a portion of that debt in August 2004 and additional financing undertaken by the Company in October 2004, April 2005, March 2006 and June 2006. The Subordinated Note has a stated fixed interest rate, and therefore presents no risk of change to interest charges as a result of an increase in market interest rates. The balance drawn under the $50.0 million senior revolving credit facility bears interest at variable rates currently based on Credit Suisse’s (CS) prime rate plus a maximum spread of 175 basis points. The balance on the Senior Secured Term B Loan bears interest at variable rates currently tied to the Eurodollar rate. Such variable rates increase the risk that interest charges will increase materially if market interest rates increase. The Company has reduced, in part, the maximum total amount of variable interest rate risk on the senior term loan outstanding under the Term B Senior Credit Facility by entering into three interest rate cap agreements that cover the first $94.8 million of principal borrowed (which balance declines over time).
     Under the first cap agreement, in exchange for our payment to a senior lender of approximately $0.3 million, our maximum effective rate of interest payable with regard to an approximately $36.8 million portion of the outstanding principal balance of the Senior Secured Term B Loan will not exceed 6.64 percent. (i.e., LIBOR 3.89 percent cap plus maximum

2.75 percent Eurodollar spread) for the period September 30, 2004 through September 29, 2005 and is not to exceed 7.41 percent (i.e., LIBOR 4.66 percent cap plus 2.75 percent maximum Eurodollar spread) for the period September 30, 2005 through September 29, 2007. Under the second cap agreement, in exchange for our payment to a senior lender of approximately $0.1 million, our maximum effective interest rate payable with regard to an approximately $28.0 million additional portion of the outstanding principal balance under the Senior Secured Term B Loan will not exceed 7.75% (i.e., LIBOR 5.0 percent cap plus maximum 2.75 percent Eurodollar spread) through the date of termination of the second interest rate cap agreement on September 30, 2007. Under the third cap agreement, in exchange for our payment to a senior lender of approximately $43,600, our maximum effective interest rate payable with regard to an approximately $30.0 million additional portion of the outstanding principal balance under the Senior Secured Term B Loan will not exceed 8.25% (i.e., LIBOR 5.50 percent cap plus maximum 2.75 percent Eurodollar spread) through the date of termination of the third interest rate cap agreement on September 30, 2007.
     The remaining outstanding aggregate balance under the Term B Senior Credit Facility over $94.8 million, which was approximately $164.2 million as of September 30, 2006, is not subject to any interest cap rate cap agreements or arrangements. For a description of the existing interest rate cap arrangements, refer to “Discussion of Debt Structure” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The balance on the Bridge Loan bears interest at variable rates tied to the Eurodollar rate. Such variable rates increases the risk that interest charges will increase materially if market interest rates increase. As of September 30, 2006, the total balance of $170.0 million is not subject to any interest rate cap agreements or arrangements.
     The approximate impact of a 1% increase in the interest rate, as applied to principal balances drawn under the Senior Secured Term B Credit Facility that are not covered by the current interest rate cap agreement, would be $1.7 million, $2.6 million, $1.3 million, and $0.0 million for fiscal years ending September 30, 2007, 2008, 2009 and 2010, respectively. The approximate impact of a 1% increase in the interest rate, as applied to principal balances drawn under the Bridge Loan would be $1.7 million for each of the fiscal years ending September 30, 2007, 2008, 2009, 2010, and 2011 and approximately $0.4 million for the fiscal year ending September 30, 2012.
     The Company does not use derivatives for trading purposes. It invests its excess cash in short-term, investment grade, and interest-bearing securities.
Foreign currency risk
     Because the Company’s expenses and revenues from its international contracts are generally denominated in U.S. dollars, the Company does not believe that its operations are subject to material risks associated with currency fluctuations.
Risk associated with value of Alion common stock
     The Company has exposure to change in the fair market value of Alion’s common stock as the economic basis for the estimate of contingent obligations relating to, among other things, obligations related to the holder’s put rights associated with the Subordinated Note warrants.
     The value of those obligations would increase by approximately $4.4 million if the price of the Company’s stock were to increase by 10% and would decrease by approximately $4.4 million if the price of the Company’s stock were to decrease by 10%. Such changes would be reflected as a component of interest expense in the Company’s consolidated statements of operations.
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
Consolidated Financial Statements of Alion Science and Technology Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Alion Science and Technology Corporation:
     We have audited the accompanying consolidated balance sheet of Alion Science and Technology Corporation and subsidiaries (the “Company”) as of September 30, 2006, and the related consolidated statements of operations, shareholder’s equity (deficit), and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended September 30, 2006 listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alion Science and Technology Corporation and subsidiaries as of September 30, 2006, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
McLean, Virginia
November 29, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Alion Science and Technology Corporation:
     We have audited the accompanying consolidated balance sheet of Alion Science and Technology Corporation and subsidiaries (the Company) as of September 30, 2005, and the related consolidated statements of operations, shareholder’s equity (deficit), and cash flows for the years ended September 30, 2005 and 2004. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule for the fiscal years ended September 30, 2005 and 2004. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alion Science and Technology Corporation and subsidiaries as of September 30, 2005, and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ KPMG LLP
Chicago, Illinois
January 31, 2006

ALION SCIENCE AND TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,
	2006	2005
	(In thousands, except share and
	per share information)
Current assets:
Cash and cash equivalents	$2,755	$37,778
Accounts receivable, less allowance of $3,961 and $3,539 at September 30, 2006 and 2005, respectively	150,412	80,898
Stock subscriptions receivable	8,990	1,733
Prepaid expenses	3,422	1,944
Other current assets	2,606	2,802

Total current assets	168,185	125,155
Property, plant and equipment, net	14,644	11,174
Intangible assets, net	75,403	30,198
Goodwill	387,927	163,419
Other assets	2,067	1,860
Deferred compensation assets	2,743	2,443

Total assets	650,969	334,249

Current liabilities:
Current portion, Term B Senior Credit Facility note payable	2,816	1,404
Current portion, acquisition obligations	11,457	3,616
Trade accounts payable and accrued liabilities	61,902	27,312
Accrued payroll and related liabilities	34,955	29,161
ESOP liabilities	180	274
Current portion of accrued loss on operating leases	901	1,054
Billings in excess of costs and estimated earnings on uncompleted contracts	2,163	2,559

Total current liabilities	114,374	65,380
Acquisition obligations, excluding current portion	3,568	7,100
Notes payable to bank	12,300	—
Term B Senior Credit Facility note payable, excluding current portion	252,100	137,945
Bridge loan payable	164,680	—
Subordinated note payable	46,963	42,888
Deferred compensation liability	17,510	2,465
Accrued compensation, excluding current portion	3,516	6,356
Accrued postretirement benefit obligations	3,722	3,357
Non-current portion of lease obligations	4,292	3,694
Redeemable common stock warrants	35,234	44,590

Total liabilities	658,259	313,775
Shareholder’s equity (deficit):
Common stock, $0.01 par value, 8,000,000 shares authorized, 5,210,126 and 5,149,840 shares issued and outstanding at September 30, 2006 and September 30, 2005	52	51
Additional paid-in capital	91,829	88,479
Accumulated deficit	(99,171)	(68,056)

Total shareholder’s equity (deficit)	(7,290)	20,474

Total liabilities and shareholder’s equity (deficit)	$650,969	$334,249

See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2006	2005	2004
	(In thousands, except share and
	per share information)
Contract revenue	$508,628	$369,231	$269,940
Direct contract expense	381,467	267,241	196,388

Gross profit	127,161	101,990	73,552

Operating expenses:
Indirect contract expense	29,907	29,017	17,647
Research and development	2,025	498	399
General and administrative	58,093	43,602	30,630
Rental and occupancy expense	22,208	12,542	10,990
Depreciation and amortization	16,566	17,771	13,447
Bad debt expense	667	651	590

Total operating expenses	129,466	104,081	73,703

Operating loss	(2,305)	(2,091)	(151)
Other income (expense):
Interest income	590	475	27
Interest expense	(29,691)	(38,696)	(16,835)
Other	317	140	1,865

Loss before income taxes	(31,089)	(40,172)	(15,094)

Income tax expense	(26)	(66)	(17)

Net loss	$(31,115)	$(40,238)	$(15,111)

Basic and diluted loss per share	$(6.19)	$(9.50)	$(4.91)

Basic and diluted weighted average common shares outstanding	5,029,670	4,235,947	3,074,709

See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (DEFICIT)

			Additional
	Common	Common	Paid-in-	Treasury	Treasury	Accumulated
	Shares	Stock	Capital	Shares	Stock	Deficit	Total
Balances at October 1, 2003	2,973,813	$29	$30,578	—	$—	$(12,707)	$17,900
Purchase of common stock from ESOP Trust	(99,927)	—	—	99,927	(1,562)	—	(1,562)
Release of treasury shares to ESOP Trust	99,927	—	—	(99,927)	1,562	—	1,562
Issuance of common stock to ESOP Trust	402,384	5	$6,954	—	—	—	6,959
Net loss for the year ended September 30, 2004	—	—	—	—	—	(15,111)	(15,111)

Balances at September 30, 2004	3,376,197	$34	$37,532	$—	$—	$(27,818)	$9,748
Purchase of common stock from ESOP Trust	(52,507)	—	—	52,507	(1,047)	—	(1,047)
Release of treasury shares to ESOP Trust	52,507	—	—	(52,507)	1,047	—	1,047
Issuance of common stock to ESOP Trust	1,944,300	19	56,710	—	—	—	56,729
Retirement of common stock from ESOP Trust	(170,657)	(2)	(5,763)	—	—	—	(5,765)
Net loss for year ended September 30, 2005	—	—	—	—	—	(40,238)	(40,238)

Balances at September 30, 2005	5,149,840	$51	$88,479	$—	$—	$(68,056)	$20,474
Issuance of common stock to ESOP Trust	579,739	6	22,348				22,354
Retirement of common stock from ESOP Trust	(519,453)	(5)	(18,998)				(19,003)
Net loss for year ended September 30, 2006	—	—	—	—	—	(31,115)	(31,115)

Balances at September 30, 2006	5,210,126	$52	$91,829	$—	$—	$(99,171)	$(7,290)

See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended September 30, 2006, 2005, and 2004

	Year Ended September 30,
	2006	2005	2004
	(In thousands, except share and per
	share information)
Cash flows from operating activities:
Net loss	$(31,115)	$(40,238)	$(15,111)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	16,566	17,771	13,447
Accretion of debt to face value	922	3,056	1,449
Amortization of debt issuance costs	1,669	840	1,462
(Increase) decrease in value of interest rate cap agreement	(94)	(118)	204
Change in fair value of redeemable common stock warrants	4,287	23,730	6,015
Stock-based compensation	10,738	10,628	2,513
(Gain) loss on disposal of assets	(1)	27	—
Gain on sale of investments, net	(32)	(72)	(2,223)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(59,687)	12,078	(14,160)
Other assets	(1,316)	1,036	(3,810)
Trade accounts payable and accruals	39,293	6,200	13,808
Other liabilities	3,093	202	2,081

Net cash (used in) provided by operating activities	(15,678)	35,140	5,675
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(279,196)	(74,591)	(21,678)
Capital expenditures	(5,227)	(2,233)	(3,678)
Proceeds from sale of investment securities	—	—	3,064
Purchase of investment securities	—	(1,193)	(1,333)

Net cash used in investing activities	(284,423)	(78,017)	(23,625)
Cash flows from financing activities:
Proceeds from Term B Senior Credit Facility note payable	118,000	94,000	50,000
Proceeds from bridge loan	170,000	—	—
Payment of debt issuance costs	(7,758)	(1,307)	(3,280)
Repayment of Term B Credit Facility note payable	(1,905)	(1,080)	—
Repayment of senior note payable	—	—	(29,250)
Repayment of mezzanine note payable	—	(20,201)	(750)
Repayment of mezzanine warrants	(13,643)	—	—
Proceeds from agreement with officer	—	—	750
Repayment of agreements with officers	—	(1,823)	—
Borrowings under revolving credit facility	12,300	—	24,000
Repayment of LaSalle revolving credit facility	—	—	(24,000)
Repayment of ITSC revolving credit facility	—	—	(375)
Purchase of interest rate cap agreement	(44)	—	(319)
Purchase of shares of common stock from ESOP Trust	(19,003)	(8,160)	(1,562)
Cash received from issuance of common stock to Trust	7,131	14,509	6,959

Net cash provided by financing activities	265,078	75,938	22,173

Net (decrease) increase in cash and cash equivalents	(35,023)	33,061	4,223
Cash and cash equivalents at beginning of year	37,778	4,717	494

Cash and cash equivalents at end of year	$2,755	$37,778	$4,717

ALION SCIENCE AND TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended September 30, 2006, 2005, and 2004 (CONTINUED)

	Year Ended September 30,
	2006	2005	2004
	(In thousands, except share and per
	share information)
Supplemental disclosure of cash flow information:
Cash paid for interest	19,349	9,328	7,563
Cash paid (received) for taxes	806	367	(29)
Non-cash financing activities:
Common stock issued to ESOP Trust in satisfaction of employer contribution liability	7,871	5,707	4,330
Common stock issued for acquisitions	—	37,250	—
See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Description and Formation of the Business
     Alion provides scientific, engineering and information technology solutions for problems relating to national defense, homeland security, and energy and environmental analysis. The Company provides these services primarily to U.S. government agencies, in particular DoD, state and foreign governments, and other commercial customers.
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

$127,305

(2) Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
     The accompanying audited consolidated financial statements include the accounts of Alion Science and Technology Corporation and its subsidiaries (collectively, the “Company” or “Alion”) and have been prepared in accordance with U.S. generally accepted accounting principles. The consolidated financial statements are prepared on the accrual basis of accounting and include the accounts of Alion and its wholly-owned subsidiaries (see below) from date of formation or acquisition. All inter-company accounts have been eliminated in consolidation.
•	Human Factors Application, Inc. (HFA)

•	Innovative Technology Solution Corporation (ITSC) — acquired October 2003

•	Alion — IPS Corporation — acquired February 2004

•	Alion — METI Corporation (METI) — acquired February 2005

•	Alion — CATI Corporation (CATI) — acquired February 2005

•	Alion Canada (U.S.), Inc. — established February 2005

•	Alion Science and Technology (Canada) Corporation — established February 2005

•	Alion — JJMA Corporation (JJMA) — acquired April 2005

•	Alion Technical Services Corporation (ATSC) — incorporated in Virginia

•	Alion Technical Services Corporation (ATSC) — incorporated in Delaware

•	Alion — BMH Corporation (BMH) — acquired February 2006

•	Washington Consulting, Inc. (WCI) — acquired February 2006

•	Alion — MA&D Corporation (MA&D) — acquired May 2006.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal, Quarter and Interim Periods
     The Company’s fiscal year ends on September 30. The Company operates based on a three-month quarter, four-quarter fiscal year with quarters ending December 31, March 31, June 30, and September 30.
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
Reclassifications
     Certain items in the 2005 and 2004 financial statements have been reclassified to conform to the current presentation.
Revenue Recognition
     The Company’s revenue results from technology services under a variety of contracts, some of which provide for payment for costs plus fees and others of which are fixed-price or time-and-material type contracts. The Company generally recognizes revenue when a contract has been executed, the contract price is fixed or determinable, delivery of the services or products has occurred and collectibility of the contract price is considered reasonably assured.
     The Company recognizes revenue on cost-reimbursement contracts as it incurs costs and includes estimated fees earned. The Company recognizes time-and-material contract revenue at negotiated, fixed, contractually billable rates as it delivers labor hours and incurs other direct expenses. The Company uses various performance measures under the percentage of completion method to recognize revenue for fixed-price contracts. The process of estimating contract costs at completion and recognizing revenue appropriately involves significant management estimates. Actual costs may differ from estimated costs and affect estimated profitability and the timing of revenue recognition. From time to time, facts develop that require the Company to revise its estimated total costs or revenues expected. The Company records the cumulative effect of revised estimates in the period in which the facts requiring revised estimates become known. The Company recognizes the full amount of anticipated losses on any type of contract in the period in which they become known. For each of the periods presented, the cumulative effects of revised estimates were immaterial to the financial performance of the Company. Revised estimates did not generate any anticipated losses for any period presented. Further, the Company had no cost overruns on fixed price contracts that materially affected financial performance in any of the periods presented.
     Contracts with agencies of the federal government are subject to periodic funding by the contracting agency concerned. A contract may be fully funded at its inception or ratably throughout its period of performance as services are provided. If the Company determines contract funding is not probable, it defers revenue recognition until realization is probable.
     Contract costs on federal government contracts are subject to audit by the federal government and adjustment through negotiations between the Company and government representatives. The government considers Alion to be a major contractor and maintains an office on site to perform various audits. The government has audited all of the Company’s federal government contract indirect costs through fiscal year 2004. Indirect rates have been negotiated and settled through fiscal year 2003. The Company submitted its fiscal year 2005 indirect expense rates to the government in March 2006 and expects to submit its fiscal year 2006 indirect expense rates to the government in March 2007. The Company has recorded revenue on federal government contracts in amounts it expects to realize.
     The Company recognizes revenue on unpriced change orders as it incurs expenses and only to the extent it is probable that the Company will recover such costs. The Company recognizes revenue in excess of costs on unpriced change orders only when management can also estimate beyond a reasonable doubt the amount of excess and experience provides a sufficient basis for recognition. The Company recognizes revenue on claims as expenses are incurred only to the extent it is probable that the Company will recover such costs and it can reliably estimate the amount it will recover.
     The Company generates software revenue from licensing software and providing services. In general, professional services are essential to the functionality of the solution sold and the Company applies the percentage of completion method, as prescribed by AICPA SOP 81-1, Accounting for Performance on Construction-Type and Certain Production-Type Contracts, to recognize revenue.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Cash and Cash Equivalents
     The Company considers cash in banks, and deposits with financial institutions with maturities of three months or less at time of purchase and that can be liquidated without prior notice or penalty, to be cash and cash equivalents.
Accounts Receivable and Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts
     Accounts receivable include billed accounts receivable, amounts currently billable and costs and estimated earnings in excess of billings on uncompleted contracts that represent accumulated project expenses and fees which have not been billed or are not currently billable as of the date of the consolidated balance sheet. The costs and estimated earnings in excess of billings on uncompleted contracts are stated at estimated realizable value. Unbilled accounts receivable include revenue recognized for customer-related work performed by the Company on new and existing contracts for which the Company had not received contracts or contract modifications. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable losses in the Company’s existing billed and unbilled accounts receivable. The Company determines the allowance using specific identification and historical write-off experience based on the age of the receivables. Billings in excess of costs and estimated earnings and advance collections from customers represent amounts received from or billed to customers in excess of project revenue recognized to date.
Property, Plant and Equipment
     Leasehold improvements, software and equipment are recorded at cost. Maintenance and repairs that do not add significant value or significantly lengthen an asset’s useful life are charged to current operations. Software and equipment are depreciated over their estimated useful lives (the lesser of 5 years or the life of the lease) generally using the straight-line method. Leasehold improvements are amortized on the straight-line method over the shorter of the assets’ estimated useful life or the life of the lease. Upon sale or retirement of an asset, costs and related accumulated depreciation are deducted from the accounts, and the gain or loss is recognized in the consolidated statements of operations.
Goodwill and Other Intangibles
     As required by SFAS 142, Goodwill and Other Intangible Assets, the Company reviews goodwill annually for impairment at the end of each fiscal year or if events or circumstances indicates potential impairment. The Company must recognize an impairment loss if, and to the extent that, goodwill exceeds fair value. The Company completed the fiscal year 2006 annual goodwill impairment analysis in the fourth quarter of fiscal year 2006. Based on this analysis, the Company concluded that no goodwill impairment exists as of September 30, 2006. Intangible assets, generally representing purchased contracts, are amortized over their estimated useful lives, generally one to thirteen years primarily using the straight-line method.
Postretirement Benefits
     The Company accounts for postretirement benefits other than pension in accordance with SFAS No. 106 Employers’ Accounting for Postretirement Benefits Other Than Pension which requires the cost to provide the benefits to be accrued over the employees’ period of active service. These costs are determined on an actuarial basis. The Company is amortizing its transition obligation for past service costs relating to these benefits over twenty years. Unrecognized actuarial gains and losses are amortized over the estimated average remaining service period for active employee plans and over the estimated average remaining life for retiree plans.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fair Value of Financial Instruments
     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value. It is impracticable for the Company to estimate the fair value of its subordinated debt because the only market for this financial instrument consists of principal to principal transactions. For each of the following items, the fair value is not materially different than the carrying value.
     Cash, cash equivalents, accounts payable and accounts receivable. The carrying amount approximates fair value because of the short maturity of those instruments.
     Marketable securities. The fair values of these investments are estimated based on quoted or market prices for these or similar instruments.
     Senior Long-term debt. The carrying amount of the Company’s senior debt approximates fair value which is estimated on current rates offered to the Company for debt of the same remaining maturities.
     Interest rate caps. The fair value of the Company’s financial instruments is estimated based on current rates offered to the Company for contracts with similar terms and maturities.
     Redeemable common stock warrants. The Company uses an option pricing model to estimate the fair value of its redeemable common stock warrants.
     Alion Stock. The estimated fair value price per share is determined based upon a valuation performed by an independent, third-party firm.
Recently Issued Accounting Pronouncements
     In December 2004, the Financial Accounting Standards board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123(R)). SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value. SFAS 123(R) is effective in the first quarter of fiscal 2007. The Company determined that there will be no impact from adopting this statement, given the fact that the Company currently recognizes compensation expense associated with its stock appreciation rights and phantom stock.
     In March 2005, the FASB issued Interpretation No. (FIN) 47, Accounting for Conditional Asset Retirement Obligations — an Interpretation of FASB Statement No. 143. FIN 47 clarifies the definition of a conditional asset retirement obligation, as used in SFAS No. 143, as a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The adoption of this interpretation is effective no later than December 31, 2005. The adoption of this interpretation did not have a significant impact on the financial position or results of operations of the Company.
     In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It established, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also provides guidance for determining whether retrospective application of a change in

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS No. 154 shall be effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.
     In June 2006, the FASB issued Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company determined that adopting this interpretation will not have a significant impact on the financial position or results of operations of the Company.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Where applicable, this Statement simplifies and codifies related guidance within generally accepted accounting principles (GAAP). This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently analyzing the expected impact from adopting this statement on its financial statements, but currently does not believe its adoption will have a significant impact on the financial position or results of operations of the Company.
     In September 2006, the FAS issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. The Company is currently analyzing the expected impact of adoption of this Statement on its financial statements.
     In September 2006, the Securities Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108), Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 requires companies to quantify the impact of all correcting misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. This pronouncement is effective for us in fiscal 2007. We do not believe SAB 108 will have a material effect on our financial statements and related disclosures.
(3) Business Combinations
Fiscal Year 2006 Acquisitions
     Acquisition of BMH Associates, Inc. On February 10, 2006, the Company acquired 100 percent of the issued and outstanding stock of BMH, a provider of advanced software, systems engineering and distributed interactive simulations for military training and experimentation, for $20.0 million (less a $1.5 million hold back) plus additional contingent earn-out obligations over a two year period which can not exceed $6.0 million. As of September 30, 2006, the Company has recorded approximately $16.2 million in goodwill relating to this acquisition. The purchase price allocation is preliminary and subject to change based upon the completion of the valuation of certain intangible assets and other items.
     Acquisition of Washington Consulting, Inc. On February 24, 2006, the Company acquired 100 percent of the issued and outstanding stock of WCI, a provider of enterprise IT and management consulting solutions and services to commercial and government customers, for $18.0 million (less a $1.5 million hold back) plus additional contingent earn-out obligations over a two year period which can not exceed $2.5 million. As of September 30, 2006, the Company has recorded approximately $17.4 million in goodwill relating to this acquisition. The purchase price allocation is preliminary and subject to change based upon the completion of the valuation of certain intangible assets and other items.
     Acquisition of Micro Analysis and Design, Inc. On May 19, 2006, the Company acquired 100 percent of the issued and outstanding stock of MA&D, a provider of human factors engineering, modeling and simulation and software development for approximately $16.9 million (less a $2.0 million hold back) plus additional contingent earn-out obligations over a two year period which can not exceed approximately $4.1 million. As of September 30, 2006, the Company has recorded approximately $15.7 million in goodwill relating to this acquisition. The purchase price allocation is preliminary and subject to change based upon the completion of the valuation of certain intangible assets and other items.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Acquisition of certain assets of Anteon Corporation. On June 30, 2006, the Company acquired from Anteon a group of assets consisting primarily of customer contracts for approximately $221.4 million. As of September 30, 2006, the Company has recorded approximately $50.0 million for purchased contracts and approximately $174.0 million in goodwill relating to this acquisition. The purchase price allocation is preliminary and subject to change based upon the completion of the valuation of certain intangible assets and other items.
     The unaudited pro forma information disclosed below for Anteon includes historical operating results and pro forma adjustments to reflect the effects of Alion’s acquisition of Anteon as if it occurred on October 1, 2004. The unaudited pro forma information does not purport to be indicative of the results of operations that would have actually been achieved if the transaction had occurred on the date indicated or the results of operations that will be reported in the future.

	Twelve Months Ended September 30, 2006			Twelve Months Ended September 30, 2005
		Anteon Pro	Alion Pro		Anteon Pro	Alion Pro
	Alion	Forma	Forma	Alion	Forma	Forma

Pro Forma Revenue	$508,628	$191,362	$699,990	$369,231	$206,786	$576,017
Pro Forma Loss	$(31,115)	$(8,861)	$(39,976)	$(40,238)	$(15,952)	$(56,190)
Weighted Average Shares Outstanding	5,029,670	—	5,029,670	4,235,947	—	4,235,947
Loss Per Share	$(6.19)	$—	$(7.95)	$(9.50)	$—	$(13.27)

The acquired identifiable intangibles assets in these transactions were as follows:

	Estimated	Residual	Weighted Average Remaining
Amounts in Millions	Fair Value	Value	Amortization Period
Purchased contracts	$54.7	$—	5 years
Fiscal Year 2005 Acquisitions
     Acquisition of Assets of Countermeasures, Inc. On October 28, 2004, Alion purchased substantially all of the assets of Countermeasures, Inc. for approximately $2.4 million. At the time of acquisition, Countermeasures, Inc. had two employees and was located in Hollywood, Maryland. As of September 30, 2006, the Company has recorded approximately $1.4 million in goodwill relating to this acquisition. The results of operations for Countermeasures, Inc. are included in Alion’s operations from the date of acquisition. The pro forma impact of this acquisition was not significant.
     Acquisition of ManTech Environmental Technology, Inc. On February 11, 2005, Alion acquired 100 percent of the outstanding stock of METI, an environmental and life sciences research and development company for approximately $7.0 million in cash. METI was headquartered in Research Triangle Park, NC. As of September 30, 2006, the Company has recorded $5.6 million in goodwill related to this acquisition and has remaining approximately $0.03 million of purchased contracts being amortized over three years. The results of operations for METI are included in Alion’s operations from the date of acquisition. The allocation of purchase price is preliminary as the Company completes its valuation of assets acquired and liabilities assumed. The pro forma impact of this acquisition was not significant.
     Acquisition of Carmel Applied Technologies, Inc. On February 25, 2005 Alion acquired 100 percent of the outstanding stock of CATI, a flight training software and simulator development company, for approximately $7.3 million in cash. The transaction is subject to an earn-out provision not-to-exceed a cumulative amount of $8.25 million based on attaining certain cumulative revenue goals for fiscal years 2005, 2006, and 2007, and a second earn-out provision not-to-exceed $1.5 million for attaining certain revenue goals in the commercial aviation industry. As of September 30, 2006, the Company has recorded $13.9 million in goodwill related to this acquisition. The results of operations for CATI are included in Alion’s operations from the date of acquisition The allocation of purchase price is preliminary as the Company completes its valuation of assets acquired and liabilities assumed. The pro forma impact of this acquisition was not significant.
     Investment in VectorCommand Ltd. On March 22, 2005, Alion acquired approximately 12.5 percent of the A ordinary shares in VectorCommand Ltd. for $1.5 million which investment is accounted for at cost.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Acquisition of John J. McMullen Associates, Inc. and Pro Forma Information. On April 1, 2005, the Company acquired 100% of the issued and outstanding stock of JJMA pursuant to a Stock Purchase Agreement (the “Agreement”) by and among Alion, JJMA, Marshall & Ilsley Trust Company N.A. as trustee of the JJMA Employee Stock Ownership Trust, and holders of JJMA stock options and JJMA stock appreciation rights. The Company paid the equity holders of JJMA approximately $52.9 million, issued 1,347,197 shares of Alion common stock to the JJMA Trust valued at approximately $37.3 million, and agreed to make $8.3 million in future payments. The Company valued its common stock issued to the JJMA Trust at $27.65 per share, which price was determined based on an independent valuation. The acquisition was accounted for using the purchase method. The estimated total purchase price is as follows.

Form of Consideration	Fair Value
(In millions)
Cash paid, net of cash acquired	$52.9
Stock issued	37.3
Future payments	8.3
Acquisition costs	1.3

Total consideration	$99.8
     The Company has allocated the purchase price of JJMA to the estimated fair value of the assets acquired and liabilities assumed in the purchase. The purchase price allocation is final as the Company completed its determination of the fair values of the assets acquired and liabilities assumed and is as follows (in millions):

Accounts receivable	$21.5
Property and equipment	1.0
Other assets	1.4
Identifiable intangible assets	25.6
Goodwill	61.8
Accounts payable and other accrued liabilities	(11.5)
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

	Twelve Months Ended September 30, 2005
		JJMA Pro	Alion Pro
	Alion	Forma	Forma
Pro Forma Revenue	$369,231	$51,103	$420,334

Pro Forma Loss	$(40,238)	$(17,524)	$(57,762)
Weighted Average Shares Outstanding	4,235,947	671,753	4,907,700

Loss Per Share	$(9.50)	$—	$(11.77)

     The acquired identifiable intangibles assets in these fiscal year 2005 transactions were as follows:

	Estimated	Residual	Weighted Average Remaining
Amounts in Millions	Fair Value	Value	Amortization Period
Purchased contracts	$28.0	$—	5 years
Internal use software and designs	0.9	—	3 years
Not to Compete Agreements	0.7	—	1 years

Total	$29.6	$—	5 years

Fiscal Year 2004 Acquisitions
     Acquisition of Innovative Technology Solutions Corporation. On October 31, 2003, Alion acquired 100% of the outstanding stock of ITSC for $4.0 million. The transaction is subject to an earn-out provision not-to-exceed $1.5 million. As of September 30, 2006, the Company has recorded approximately $5.0 million of goodwill relating to this acquisition. ITSC’s results of operations are included in Alion’s operations from the date of acquisition.
     Acquisition of Identix Public Sector, Inc. On February 13, 2004, Alion acquired 100% of the outstanding stock of IPS for $8.0 million in cash. IPS, formerly ANADAC, was a wholly-owned subsidiary of Identix Incorporated. In the three months following the closing, the Company paid Identix approximately $2.6 million for intercompany payables. Subsequent payments totaled approximately $1.7 million for intercompany payables. Per the agreement, the Company placed a payment of $0.5 million in escrow contingent on the Company having the opportunity to compete or bid for services on certain government solicitations. As of September 30, 2006, the Company has recorded approximately $6.1 million of goodwill relating to this acquisition and approximately $0.8 million of intangible assets related to acquired contracts to be amortized over three years. The results of operations for IPS are included in Alion’s operations from the date of acquisition.
(4) Employee Stock Ownership Plan (ESOP) and Stock Ownership Trust
     On December 19, 2001, the Company adopted the Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan (the Plan) and the Alion Science and Technology Corporation Employee Ownership, Savings and Investment Trust (the ESOP Trust). The Plan, a tax-qualified retirement plan, includes an ESOP component and a non-ESOP component. On August 9, 2005, the Internal Revenue Service issued a determination letter that the ESOP Trust and the Plan, as amended through the Ninth Amendment, qualify under Sections 401(a) and 501(a) of the Internal Revenue Code of 1986 (the IRC) , as amended. The Company believes that the Plan and ESOP Trust have been designed and are currently being operated in compliance with the applicable requirements of the IRC.
(5) Postretirement Benefits
     The Company sponsors a medical benefits plan providing certain medical, dental, and vision coverage to eligible employees and former employees. The Company is self-insured with a stop-loss limit under an insurance agreement. The Company provides postretirement medical benefits for employees who meet certain age and service requirements. Retiring employees may become eligible for those benefits at age 55 if they have 20 years of

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
service, or at age 60 with 10 years of service. The plan provides benefits until age 65 and requires employees to pay one-quarter of their health care premiums. A small, closed group of employees is eligible for coverage after age 65. These retirees contribute a fixed portion of the health care premium. The estimated contribution to premiums from retirees is an aggregate of $125,000. There were no plan assets as of September 30, 2006 and 2005. The Company uses an October 1 measurement date.
     Following is a reconciliation of the plan’s accumulated postretirement benefit obligation:

	2006	2005
	(In thousands)
Accumulated postretirement benefit obligation as of September 30:
Retirees	$2,364	$1,028
Fully eligible active plan participants	1,833	814
Other active plan participants	4,837	1,741

	$9,034	$3,583

	2006	2005
	(In thousands)
Reconciliation of beginning and ending benefit obligation:
Benefit obligation at beginning of period	$3,583	$3,602
Service cost	246	188
Interest cost	239	227
Actuarial loss	4,312	22
Plan amendment (acquisitions)	1,014	—
Benefits paid	(360)	(456)

Benefit obligation at September 30	$9,034	$3,583

     Following is a reconciliation of the funded status of the plan:

	(In thousands)
Funded status of the plan:
Obligation at September 30	$(9,034)	$(3,583)
Unrecognized prior service cost	1,014	—
Unrecognized net loss	4,298	226

Accrued postretirement benefits included in the consolidated balance sheet	$(3,722)	$(3,357)

     The components of net periodic postretirement benefit cost for the years ended September 30, 2006 and 2005 are as follows:

	2006	2005
	(In thousands)
Service cost	$246	$188
Interest cost	239	227
Amortization of net loss	40	—

Net periodic postretirement benefit cost	$525	$415

     The weighted-average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also the net periodic benefit costs.

	2006	2005
Accumulated post retirement benefit obligation at September 30	5.75%	5.25%
Service and interest cost portions of net periodic postretirement benefit costs	5.25%	6.00%
     The following table displays the assumed health care trends used to determine the accumulated postretirement benefit obligation:

	2006	2005
Health care cost trend rate assumed for next year	11.0%	10.0%
Rate to which the cost trend rate is assumed to decline (ultimate trend rates)	5.0%	5.0%
Year the rate reaches the ultimate trend rate	2018	2015

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     A one-percentage-point change in assumed health care cost trend rates would have the following effect (in thousands)

	One-Percentage-	One-Percentage-
	Point Increase	Point Decrease
Total interest and service cost	$95	$(85)
Accumulated postretirement benefit obligation	692	(627)
     Estimated future benefit payments-fiscal years ending September 30:

(In thousands)
2007	$567
2008	654
2009	693
2010	789
2011	884
2012-2016	5,897
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
(7) Shareholder’s Equity (Deficit)
     The Company’s common stock is owned by the ESOP Trust. The Company provides a put option to any participant or beneficiary who receives a distribution of common stock which permits the participant or beneficiary to sell such common stock to the Company during certain periods, at the estimated fair value price per share, which was at $41.02 per share as of September 30, 2006. The estimated fair value price per share is determined based upon a valuation performed by an independent, third-party firm. The Company may allow the ESOP Trust to purchase shares of common stock tendered to the Company under the put option. Certain participants have the right to sell their shares distributed from their accounts that they acquired on December 22, 2002 at the greater of the original share purchase price ($10.00) or the estimated fair value price per share of common stock.
(8) Accounts Receivable
     Accounts receivable at September 30 consisted of the following:

	2006	2005
	(In thousands)
Billed receivables	$106,310	$65,156
Unbilled receivables:
Amounts currently billable	36,548	13,376
Revenues recorded in excess of milestone billings on fixed price contracts	5,591	3,707
Revenues recorded in excess of estimated contract value or funding	3,354	1,323
Retainages and other amounts billable upon contract completion	2,570	875
Less: Allowance for doubtful accounts	(3,961)	(3,539)

Total Accounts Receivable	$150,412	$80,898

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Revenues recorded in excess of milestone billings on fixed price contracts consist of amounts not expected to be billed within the next month. Amounts currently billable consist principally of amounts to be billed within the next month. Indirect cost rates in excess of provisional billing rates on U.S. government contracts are generally billable at actual rates shortly after the end of each fiscal year. Any remaining unbilled balance including retainage is billable upon contract completion or completion of Defense Contract Audit Agency audits. Revenues recorded in excess of contract value or funding are billable upon receipt of contractual amendments or other modifications. Costs and estimated earnings in excess of billings on uncompleted contracts totaled approximately $48.1 million as of September 30, 2006 and included approximately $3.4 million for customer-requested work for which the Company had not received contracts or contract modifications.
(9) Property, Plant and Equipment
     Property, Plant and Equipment at September 30 consisted of the following:

	2006	2005
	(In thousands)
Leasehold improvements	$2,709	$2,302
Equipment and software	25,188	17,395

Total cost	27,897	$19,697

Less-accumulated depreciation and amortization	13,253	8,523

Net Property, Plant and Equipment	$14,644	$11,174

     Depreciation and leasehold amortization expense for fixed assets was approximately $5.8 million and $4.4 million for fiscal years ended September 30, 2006 and 2005, respectively.
(10) Goodwill and Intangible Assets
     The Company accounts for goodwill and other intangible assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and other Intangible Assets”, which requires that goodwill be reviewed at least annually for impairment. The Company performs this review at the end of each fiscal year.
     Changes in the carrying amount of goodwill during the fiscal years ended September 30, 2006 and 2005, in the aggregate, are summarized in the following table:

Total
(In millions)
Balance as of October 1, 2004	$83.1
Goodwill acquired during the year	77.6
Adjustment to initial allocation	2.7

Balance as of September 30, 2005	$163.4
Goodwill acquired during the year	223.3
Adjustment to initial allocation	1.2

Balance as of September 30, 2006	$387.9

     Purchase price allocations for acquisitions completed during the year ended September 30, 2006, are preliminary and subject to change based upon completing valuations for certain intangible assets and other items, which should be finalized in the first quarter of fiscal year 2007.
     As of September 30, 2006, the Company has recorded gross intangible assets of approximately $118.1 million and accumulated amortization of $42.7 million. Approximately $115.2 million of recorded gross intangible assets are comprised of the contracts purchased from acquisitions, approximately $0.7 million for non-compete agreements, $0.9 million from software acquired for internal use, and $1.3 million for designs and plans. The intangible assets have estimated useful lives of one to thirteen years and are primarily being amortized using the straight-line method. The weighted-average remaining amortization period for intangible assets was approximately four years at September 30, 2006. Amortization expense was approximately

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
$10.8 million, $13.4 million, and $10.6 million for the years ended September 30, 2006, 2005, and 2004, respectively. Estimated aggregate amortization expense for each of the next five years and thereafter is as follows:

For the year ended September 30:	(in thousands)
2007	$16,760
2008	16,457
2009	15,273
2010	14,503
2011	8,599
Thereafter	3,813
     As of September 30, 2006, the Company has recorded net intangible assets of approximately $75.4 million comprised primarily of contracts purchased in connection with the acquisitions of JJMA, IPS, BMH, WCI, MA&D, and the Anteon Contracts of approximately $21.8 million, $0.2 million, $1.8 million, $1.1 million, $0.9 million, and $47.5 million, respectively; approximately $0.3 million for non-compete agreements, $0.7 million for acquired internal use software, and $1.1 million for designs and plans.
(11) Long-Term Debt
     The Company entered into various debt agreements (Senior Credit Agreement, Mezzanine Note, and Subordinated Note) on December 20, 2002 to fund its acquisition of substantially all the assets of the IIT Research Institute (IITRI), which was affiliated with and controlled by the Illinois Institute of Technology (IIT). In August 2004, the Company entered into a new Term B senior secured credit facility (the Term B Senior Credit Facility) with a syndicate of financial institutions for which Credit Suisse (CS) serves as arranger, administrative agent and collateral agent, and for which LaSalle Bank National Association serves as syndication agent. In April 2005, the first amendment to the Term B Senior Credit Facility (Amendment One) added $72.0 million to the Company’s total Term B Senior Credit Facility debt. In March 2006, the second amendment to the Term B Senior Credit Facility (Amendment Two) increased the term loan commitment by $68.0 million and increased the revolving credit commitment from $30.0 million to $50.0 million. On June 30, 2006, the third amendment to the Term B Senior Credit Facility (Amendment Three) added $50.0 million in Term B Senior Credit Facility debt.
Term B Senior Credit Facility
     The Term B Senior Credit Facility expires August 2, 2009 and consists of the following balances at September 30, 2006 and 2005:

	2006	2005
Senior term loan	$259.0	$142.9
Less: Unamortized debt issuance costs	(4.1)	(3.6)

Term B Senior Credit Facility Note Payable	$254.9	$139.3
Less current maturities, net of unamortized debt issue costs	(2.8)	(1.4)

Term B Senior Credit Facility Note Payable, less current maturities	$252.1	$137.9

     The Term B Senior Credit Facility as of September 30, 2006, consists of:
•	a senior term loan in the current approximate amount of $259.0 million;

•	a $50.0 million senior revolving credit facility under which approximately $12.3 million was outstanding as of September 30, 2006, and approximately $3.8 million of which was deemed borrowed for letters of credit; and

•	a $150.0 million uncommitted incremental term loan “accordion” facility.
     The Term B Senior Credit Facility requires the Company to repay one percent of the principal balance of the senior term loan during each of the first four years (fiscal years 2005 through 2008) in equal quarterly principal installments and 96 percent of the principal balance outstanding during the fifth and final year (2009) in equal quarterly principal installments. Through the quarter ending September 30, 2008, the Company is obligated to pay quarterly principal installments of $655,000. On each of December 31, 2008, March 31, 2009, June 30, 2009 and August 2, 2009, the Company is obligated to pay principal installments of approximately $63.4 million.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Under the senior revolving credit facility, the Company may request up to $40.0 million in letters of credit and may borrow up to $5.0 million in swing line loans for short-term borrowing needs. The Company must pay all principal obligations under the senior revolving credit facility in full no later than August 2, 2009.
     The Company may prepay all or any portion of its senior term loan in minimum increments of $1 million, generally without penalty or premium, except for customary breakage costs associated with pre-payment of Eurodollar-based loans. If the Company issues certain permitted debt, or sells, transfers or disposes of certain assets, it must use all net proceeds to repay any Term B loan amounts outstanding. If the Company has excess cash flow for any fiscal year, it must use 50% of the net proceeds or excess cash flow to repay Term B loan amounts outstanding. If the Company’s leverage ratio (which compares the Company’s total debt to its Consolidated EBITDA) is less than 2 to 1, it must use only 25% of net proceeds or excess cash flow to repay Term B loan amounts outstanding. The Company also has mandatory prepayment obligations under the Bridge Loan Agreement, but the Bridge Loan Agreement permits the Company to use net cash proceeds from asset sales to prepay Term B Senior Credit Facility debt ahead of the Bridge Loan debt.
     If the Company enters into an additional term loan, including under the uncommitted incremental term loan facility, and certain terms of such loan are more favorable to the new lenders than existing terms under the Term B Senior Credit Facility, the applicable interest rate spread on the senior term loans could increase. As a result, additional term loans could increase the Company’s interest expense under its existing term loans. The Company’s significant subsidiaries (HFA, CATI, METI, JJMA, BMH, WCI and MA&D) have guaranteed the Company’s obligations under the Company’s Term B Senior Credit Facility.
     Use of Proceeds. In March 2006, the Company borrowed $32 million, used approximately $16.5 million to pay part of the WCI acquisition price, and paid approximately $13.6 million to redeem the mezzanine warrants held by IIT and the Company’s Chief Executive Officer. In May 2006, the Company borrowed $15.0 million to pay part of the MA&D acquisition price. On June 30, 2006, the Company borrowed $71.0 million, of which $51 million was used to pay part of the Anteon Contracts acquisition price and the remaining $20 million was used for working capital needs.
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
     Interest and Fees. Under the Term B Senior Credit Facility, the senior term loan and the senior revolving credit facility can each bear interest at either of two floating rates. The Company was entitled to elect that the $259.0 million senior term loan bear interest at an annual rate equal to: 1) the applicable alternate base interest rate charged by CS plus 175 basis points or, 2) the Eurodollar rate plus 275 basis points. The Company was also entitled to elect that the senior revolving credit facility bear interest at an annual rate dependent on the Company’s leverage ratio and either the Eurodollar or the alternate base rates. The alternate base rate is the greater of CS’s prime rate or the federal funds effective rate, plus additional basis points corresponding to the Company’s leverage ratio at the time.
     On April 1, 2005, the Company chose to have the senior term loan bear interest at the Eurodollar rate and the senior revolving credit facility bear interest at the ABR rate based on CS’s prime rate. As of June 30, 2006, the Eurodollar rate on the senior term loan was 8.25 percent (5.50 percent plus 2.75 percent Eurodollar spread) and the ABR rate was 10.0 percent (8.25 percent plus 1.75 percent spread).
     Interest Rate Cap Agreements. The Company has three interest rate cap agreements in place with its senior lenders. The interest rate cap agreements limit the floating component of the Company’s total interest rate but do not affect leverage ratio based spreads. The Company’s actual effective interest rate on notional principal in each cap agreement is the sum of the floating component and the applicable spread, which is determined by the Term B Senior Credit Facility. The first interest rate cap agreement was put into place on August 16, 2004.
     Other Fees and Expenses. Each quarter the Company is required to pay a commitment fee of 50 basis points per year on the prior quarter’s daily, unused balance of the revolving credit facility and senior term loan commitment. As of September 30, 2006, the Company has actually borrowed approximately $12.3 million was outstanding on the revolving credit facility

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
and approximately $3.8 million was deemed borrowed for letters of credit; and the senior term loan was fully utilized. For the year ended September 30, 2006, the Company paid approximately $0.3 million in commitment fees for the revolving credit facility and nothing for the senior term loan.
     The Company is also required to pay an annual agent’s fee and a fronting fee not to exceed 25 basis points for each letter of credit issued under the revolving credit facility. Interest is due quarterly in arrears at the applicable revolving credit facility rate for all outstanding letters of credit.
     Financial Covenants. The Term B Senior Credit Facility requires the Company to meet certain financial performance measures typical of commercial loans of this type including leverage and interest coverage ratios.
     The Term B Senior Credit Facility includes other covenants that restrict the Company’s ability to take certain actions without the prior consent of senior lenders who extended a majority of the outstanding Term B loans. For the year ended September 30, 2006, the Company was in compliance with the Term B Senior Credit Facility financial covenants.
Subordinated Note
     On December 20, 2002, the Company issued a $39.9 million note to IITRI (Subordinated Note) as part of the consideration for Alion’s acquisition of substantially all of IITRI’s assets. On July 1, 2004, IIT acquired all of IITRI’s rights and interests in the Subordinated Note and the related warrant agreement. On June 30, 2006, the Company and IIT entered into an agreement that increased the interest rate on the Subordinated Note for two years from December 21, 2006 through December 20, 2008.
     The Subordinated Note bears interest at (i) 6% through December 20, 2006, (ii) approximately 6.4% from December 21, 2006 through December 20, 2007, and (iii) 6.7% from December 21, 2007 through December 20, 2008. Interest is payable quarterly by the issuance of paid-in-kind or PIK notes maturing at the same time as the Subordinated Note. The PIK notes have the effect of deferring the underlying cash interest expense on the Subordinated Note. Beginning in December 2008, the Subordinated Note will bear interest at 16% per year payable quarterly in cash until the note has been repaid in full. Principal on the Subordinated Note is payable in equal installments of $19.95 million in December 2009 and December 2010. The PIK notes are due in equal installments of approximately $7.4 million on these same dates.
Bridge Loan Agreement
     On June 30, 2006, the Company entered into a Bridge Loan Agreement with Credit Suisse and borrowed $170.0 million (the Bridge Loan, also called the Initial Loan). Certain of the Company’s subsidiaries have guaranteed the Bridge Loan Agreement. The Initial Loan is due December 31, 2007 and automatically converts to an Extended Loan maturing December 31, 2011, if not repaid by December 31, 2007. Unless repaid earlier, outstanding principal under the Bridge Loan is due on December 31, 2011, along with accrued unpaid interest and applicable premiums.
     The Company must use the net proceeds from certain permitted debt or equity issuances and proceeds from the sale, transfer or disposition of certain assets outside the normal course of business to repay the Bridge Loan, except the Bridge Loan Agreement permits the Company to use asset sale proceeds to repay all or part of the Term B Senior Credit Facility first.
     Use of Proceeds. The Company used the proceeds from the Bridge Loan to pay part of the cost of acquiring the Anteon Contracts.
     Interest and Prepayment. The Bridge Loan bears interest at a floating rate based on the Eurodollar Rate plus an applicable spread that varies over time. The first interest payment was paid on September 30, 2006. Interest is payable quarterly in arrears in cash except that the Company can use PIK notes to pay any interest in excess of 700 basis points over the applicable Eurodollar floating rate or it can add the excess to the Bridge Loan principal. The Company may prepay all or any portion of the Bridge Loan in minimum increments of $100,000, with an aggregate minimum of $1.0 million plus applicable premium (described below) and customary breakage costs associated with pre-payment of Eurodollar-based loans prior to the end of the interest period. Bridge Loan prepayments are subject to an applicable premium percentage based on the prepayment date and vary over the life of the Bridge Loan.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Financial Covenants. The Bridge Loan Agreement requires the Company to meet certain financial performance measures based on our leverage and interest coverage calculated in the same manner as the Bridge Loan financial covenants.
     As of September 30, 2006, the Company was in compliance with the financial covenants set forth in the Bridge Loan Agreement.
Other Notes and Agreements
     On December 20, 2002, the Company entered into a $0.9 million deferred compensation agreement with Dr. Bahman Atefi, its President, CEO and Chairman, as a condition to the IITRI asset acquisition, with payment terms equivalent to those of the Mezzanine Note. The Company issued detachable warrants representing the right to buy approximately 22,062 shares of Alion common stock at an exercise price of $10.00 per share, with put rights similar to those contained in the warrants accompanying the Mezzanine Note. On October 29, 2004, the Company paid Dr. Atefi approximately $1.1 million, including $0.2 million in accrued interest under his deferred compensation agreement.
     As of September 30, 2006, the remaining fiscal year principal repayments (at face amount before debt discount) for outstanding indebtedness are as follows:

	2007	2008	2009	2010	2011	Total
Senior Secured Term B Loan (1)(2)	$2.6	$2.6	$253.8	$—	$—	$259.0
Bridge Loan (3)(4)	—	—	—	—	$175.1	175.1
Subordinated Seller Note (5)	—	—	19.9	19.9	$—	39.8
Subordinated Paid in Kind Note (6)	—	—	7.4	7.4	$—	14.8

Total principal payments	$2.6	$2.6	$281.1	$27.3	$175.1	$488.7

(1)	The table does not reflect any prepayments of the Term B Senior Credit Facility based on excess cash flow or other conditions as the timing and amount of any such payments are uncertain. The approximate $252.1 million on the face of the balance sheet includes, as of September 30, 2006, approximately $4.1 million of unamortized debt issue costs which totaled approximately $12.3 million.

(2)	The Company expects that it will need to refinance the Term B Senior Credit Facility before the end of the fiscal year 2008.

(3)	The table reflects the balance drawn of $170.0 million as of September 30, 2006. The principal amount, plus applicable prepayment premium, is due and payable on December 31, 2011. The principal amount of $175.1 million includes $170.0 million principal at par value plus prepayment premium of $5.1 million (3% of par). The approximate $164.7 million on the face of the balance sheet includes, as of September 30, 2006, approximately $5.3 million in unamortized debt issue costs.

(4)	The Company expects to refinance the Bridge Loan Agreement before the end of the calendar year 2006 through the issuance of up to $200.0 million of unsecured senior subordinated notes. The Company intends to use the net proceeds to repay the Bridge Loan and a portion of the senior term loan. The Company also expects that it will need to refinance the Term B loan. The Company also expects that it will need to refinance the Term B Senior Credit Facility before the end of fiscal year 2008.

(5)	Repayment of $39.9 million for the face value of the Subordinated Seller Note in two equal payments of $19.95 million in years 2009 and 2010. The $39.9 million includes, as of September 30, 2006, approximately $3.9 million of unamortized debt discount assigned to fair value of the detachable warrants. On December 20, 2002, approximately $7.1 million was assigned as the fair value of the warrants in accordance with Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially settled in, a Company’s Own Stock.”

(6)	During the eight-year term of the Subordinated Note, approximately $14.8 million of principal accretes to the note and is included in the principal payments in fiscal years 2009 and 2010. The principal, together with the outstanding balance of the PIK notes will be paid in equal amounts at the end of fiscal years 2009 and 2010.
(12) Redeemable Common Stock Warrants
     In connection with the issuance of the Subordinated Note and the Deferred Compensation Agreement described in Note 11, the Company issued 1,080,437 and 22,062, respectively, of detachable redeemable common stock warrants (the Warrants) to IITRI and Dr. Atefi, respectively.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
IITRI subsequently transferred all of its rights, title and interest in the warrants to IIT. On March 28, 2006, the Company redeemed the 504,902 outstanding Mezzanine Note warrants for approximately $13.1 million and the 22,062 Deferred Compensation Agreement warrants for approximately $0.57 million. The Subordinate Note Warrants have an exercise price of $10 per share and are exercisable until December 20, 2010. The Warrants permit the holders to sell warrants to the Company, at predetermined times, at the then current fair value of the common stock less the exercise price. The Warrants are classified as debt instruments in accordance with Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recorded the initial $10.3 million estimated fair value of the Warrants as a discount to the face value of the notes issued and as a liability. The outstanding estimated fair value of the Warrants had an estimated fair value of $35.2 million as of September 30, 2006. The Company recognizes interest expense for changes in the estimated fair value of the Warrants.
(13) Leases
     Future minimum lease payments under non-cancelable operating leases for buildings, equipment and automobiles at September 30, 2006 are set out below. Under these operating leases, the Company subleased some excess capacity to subtenants under non-cancelable operating leases.
     In connection with the IPS, METI, and JJMA acquisitions, the Company assumed operating leases at above-market rates and recorded a loss accrual of approximately $4.9 million based on the estimated fair value of the lease liabilities assumed; which is being amortized over the lease terms. The remaining unamortized accrued loss related to these acquisitions was $2.4 million at September 30, 2006. In connection with the IPS acquisition, the Company also acquired a related sub-lease pursuant to which it receives above-market rates. Based on the estimated fair value of the sublease, the Company recognized an asset of $0.6 million which is being amortized over the lease term. The remaining asset value was $0.3 million at September 30, 2006.

Lease Payments for Fiscal Years Ending	(In thousands)
2007	$26,585
2008	23,191
2009	19,359
2010	13,608
2011	11,543
and thereafter	15,588

Gross lease payments	109,874
Less: non-cancelable subtenant receipts	6,124

Net lease payments	$103,750

     Rent expense under operating leases was $18.5 million, $15.1 million, and $10.5 million for the years ended September 30, 2006, 2005, and 2004, respectively. Sublease rental income under operating leases was $2.1 million, $1.8 million, and $0.8 million for the years ended September 30, 2006, 2005, and 2004, respectively.
(14) Stock Appreciation Rights
     In November 2002, the board of directors adopted the Alion Science and Technology Corporation 2002 Stock Appreciation Rights (SAR) Plan (the 2002 SAR Plan). In November 2004, the board of directors amended the 2002 SAR Plan to provide that, on or after October 3, 2004, there would be no further grants under the 2002 SAR Plan. Grants made prior to October 3, 2004 remain in force. From December 2002 through November 2003, the Company issued 236,400 SARs to directors, officers, and employees. Outstanding SAR awards cannot exceed the equivalent of 10% of the Company’s outstanding shares of common stock on a fully diluted basis. A grantee has the right to receive payment for vested SARs equal to the difference between the appraised value of a share of Alion common stock as of the grant date and the appraised value of a share of Alion common stock as of the exercise date based on the most recent valuation of common stock held by the ESOP Trust. Grants to employees vest at 20% per year; grants to members of the Company’s board of directors vest ratably over each member’s then-current term of office. In November 2005, the board of directors amended the 2002 SAR plan to eliminate the timely exercise requirement for an employee to receive payment for vested SARs and to permit employees to make two separate one-time elections, 1) to receive payment for SARs as they vest each year or when fully vested and 2) to receive payment for SARs already vested. As of September 30, 2006, the Company has granted 236,400 SARs under the 2002 SAR Plan.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     On January 13, 2005, the Company’s board of directors adopted a second SAR plan, the Alion Science and Technology Corporation 2004 Stock Appreciation Rights Plan (the 2004 SAR Plan), to comply with the deferred compensation provisions of the American Jobs Creation Act of 2004. The 2004 SAR Plan has a 10-year term and permits grants to Alion directors, officers, employees and consultants. Under the 2004 SAR Plan, the chief executive officer has the authority to award SARs, as he deems appropriate; however, awards to executive officers are subject to the approval of the administrative committee of the Plan. Outstanding SAR awards cannot exceed the equivalent of 12% of the Company’s outstanding shares of common stock on a fully diluted basis. Awards to employees vest ratably over four years and awards to directors vest ratably over each director’s term of service. The 2004 SAR Plan contains a provision for accelerated vesting in the event of death, disability or a change in control of the Company.
     A grantee has the right to receive payment for vested SARs equal to the difference between the appraised value of a share of Alion common stock as of the grant date and the appraised value of a share of Alion common stock as of the exercise date per the most recent valuation of the common stock held by the ESOP Trust. For SARs granted under the 2004 SAR Plan before November 9, 2005 and outstanding when a change in control of the Company occurs, payment is based on the number of SARs multiplied by the share price at the date of the change in control (or earlier valuation, if higher).
     In November 2005, the board of directors amended the 2004 SAR Plan to permit employees to make a one-time election to receive payment for SARs as they vest each year or when fully vested and to eliminate the timely exercise requirement for an employee to receive payment for vested SARs. As of September 30, 2006, the Company has granted 534,775 SARs under the 2004 SAR Plan.
     For the years ended September 30, 2006, 2005, and 2004 the Company recognized approximately $3.0 million, $3.7 million, and $0.7 million, respectively, in compensation expense associated with the two SAR plans.
     The table below sets out the disclosures required by SFAS No. 123 and the assumptions used to value a share of Alion common stock and the Company’s grants of stock appreciation rights as of September 30, 2006 and September 30, 2005. The Company uses the intrinsic value method to recognize stock-based compensation expense. There is no established public trading market for Alion’s common stock. The ESOP Trust is the only holder of our common stock. The Company uses an independent third party valuation firm to determine the fair market value of a share of Alion common stock. Alion does not expect to pay any dividends on its common stock. The terms of the Term B Senior Credit Facility, the Bridge Loan Agreement and the Subordinated Note prohibit us from paying dividends without the consent of the respective lenders. We currently intend to retain future earnings, if any, for use in the operation of our business.
Alion Science and Technology Corporation
Stock-Based Compensation Disclosures per FAS 123
Stock Appreciation Rights
As of September 30, 2006

	Shares	Shares	Total
	Granted to	Granted to	Shares	Exercise	Outstanding	Outstanding				Vested	Exercisable
Date of Grant	Employees	Directors	Granted	Price	at 9/30/05	at 9/30/06	Forfeited	Exercised	Expired	9/30/06	at 9/30/06
December 2002	64,250	—	64,250	$10.00	53,450	47,785	1,960	3,705	—	28,005	20,360
December 2002	—	29,400	29,400	$10.00	8,400	—	—	8,400	—	—	—
May 2003	300	—	300	$11.13	300	240	—	60	—	120	120
June 2003	300	—	300	$11.13	300	300	—	—	—	180	60
November 2003	129,550	—	129,550	$14.71	115,320	100,466	7,230	7,624	—	37,634	21,090
November 2003	—	12,600	12,600	$14.71	12,600	2,800	1,400	8,400	—	—	—
November 2004	—	12,600	12,600	$19.94	12,600	12,600	—	—	—	4,200	4,200
February 2005	164,750	—	164,750	$19.94	152,400	135,588	9,350	7,463	—	29,575	—
March 2005	2,000	—	2,000	$19.94	2,000	2,000	—	—	—	500	—
April 2005	33,000	—	33,000	$29.81	33,000	27,500	2,750	2,750	—	5,000	—
June 2005	2,000	—	2,000	$29.81	2,000	2,000	—	—	—	500	—
December 2005	276,675	—	276,675	$35.89	—	257,900	18,775	—	—	—	—
February 2006	13,000	—	13,000	$35.89	—	10,250	2,750	—	—	—	—
February 2006	7,500	—	7,500	$35.89	—	7,500	—	—	—	—	—
May 2006	7,000	—	7,000	$37.06	—	7,000	—	—		—	—
July 2006	15,000	—	15,000	$37.06	—	15,000	—	—	—	—	—
August 2006	1,250	—	1,250	$37.06	—	1,250	—	—	—	—	—

Total	716,575	54,600	771,175		392,370	630,179	44,215	38,402	—	105,714	45,830

Wtd Avg
Exercise Price	$25.75	$13.38	$24.87		$17.54	$26.39	$26.86	$15.32	$—	$15.93	$13.08

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Alion Science and Technology Corporation
Stock-Based Compensation Disclosures per FAS 123
Stock Appreciation Rights
As of September 30, 2006

				Remaining
	Risk Free		Expected	Life
Date of Grant	Interest Rate	Volatility	Life	(months)
December 2002	4.06% - 4.49%	60%	5 yrs	13.4
December 2002	4.06% - 4.49%	60%	3 yrs	0.0
May 2003	2.70% - 3.30%	55%	5 yrs	18.8
June 2003	2.70% - 3.30%	55%	5 yrs	19.6
November 2003	4.06% - 4.49%	60%	5 yrs	25.2
November 2003	4.06% - 4.49%	60%	3 yrs	1.2
November 2004	3.10% - 3.60%	45%	3 yrs	13.4
February 2005	3.10% - 3.60%	45%	4 yrs	27.8
March 2005	3.10% - 3.60%	45%	4 yrs	28.9
April 2005	4.10% - 4.20%	45%	4 yrs	29.8
June 2005	4.10% - 4.20%	45%	4 yrs	32.0
December 2005	4.20% - 4.20%	40%	4 yrs	38.6
February 2006	4.20% - 4.20%	40%	4 yrs	40.3
February 2006	4.20% - 4.20%	40%	4 yrs	40.8
May 2006	4.82% - 4.83%	35%	4 yrs	43.6
July 2006	4.82% - 4.83%	35%	4 yrs	45.0
August 2006	4.82% - 4.83%	35%	4 yrs	46.9

Total
Wtd Avg
Exercise Price				$31.4

(15) Phantom Stock Plans
     Phantom stock refers to hypothetical shares of Alion common stock. Recipients, upon vesting, are generally entitled to receive cash equal to the product of the number of hypothetical shares vested and the then-current value of Alion common stock, based on the most recent valuation of the shares of common stock held by the ESOP Trust. The compensation committee of the board of directors administers the Company’s phantom stock plans and is authorized to grant phantom stock to key management employees and outside directors. Grants of phantom stock do not confer voting or any other rights associated with common stock ownership. References to shares of common stock under the plan are for accounting and valuation purposes only. The Company is authorized to issue up to 2.0 million shares of phantom stock in total for all Phantom Stock plans.
     Initial Phantom Stock Plan
     In February 2003, the compensation committee of Alion’s board of directors approved, and the board of directors subsequently adopted, the Alion Science and Technology Phantom Stock Plan (the Initial Phantom Stock Plan). The Initial Phantom Stock plan has a term of ten years. The Initial Phantom Stock Plan contains provisions for acceleration of vesting and payouts in connection with an employee’s death, disability, involuntary termination of employment without cause or a change in control of the Company. As of September 30, 2006, under the Initial Phantom Stock Plan, the Company had granted 223,685 shares of phantom stock. The phantom stock awards vest according to the following:

	The Vested Amount for
	Grant in
Anniversary from Grant Date	February 2003	November 2003
1st	—	20%
2nd	—	20%
3rd	50%	20%
4th	25%	20%
5th	25%	20%

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Second Phantom Stock Plan
     On November 9, 2004, the Company’s compensation committee approved, and the full board adopted, the Alion Science and Technology Corporation Performance Shares and Retention Phantom Stock Plan (the Second Phantom Stock Plan) to comply with the requirements of the American Jobs Creation Act. The Second Phantom Stock Plan permits awards of retention and performance share phantom stock. A retention award is for a fixed number of shares determined at the date of grant. A performance award is for an initial number of shares subject to change at the vesting date. Performance phantom shares are subject to forfeiture for failure to achieve a specified threshold value for a share of the Company’s common stock as of the vesting date. If the value of a share of the Company’s common stock equals the threshold value but does not exceed the target value, the number of performance shares in a given grant may be decreased by a specified percentage (generally up to 50%). If the value of a share of the Company’s common stock exceeds a pre-established target price on the vesting date, the number of performance shares in a given grant may be increased by a specified percentage (generally up to 20%).
     Performance share awards vest three years from date of grant (unless otherwise provided in an individual award agreement) and retention share awards vest as specified in each individual award agreement, provided the grantee is still employed by the Company. Under limited circumstances, a grantee may defer an award payout beyond the original date. The Second Phantom Stock Plan contains provisions for acceleration of vesting and payouts in connection with an employee’s death, disability, involuntary termination of employment without cause or a change in control of the Company. In November 2005, the board of directors amended both the Initial Phantom Stock Plan and the Second Phantom Stock Plan to permit employees to make a one-time election for either or both plans to receive payment for phantom shares as they vest each year or when fully vested. As of September 30, 2006, the Company has granted 233,708 shares of retention phantom stock and 202,763 shares of performance phantom stock under the Second Phantom Stock Plan.
     Director Phantom Stock Plan
     On November 9, 2005, the Company’s compensation committee approved, and the full board adopted, the Alion Science and Technology Corporation Board of Directors Phantom Stock Plan (Director Phantom Stock Plan). The Director Phantom Stock Plan provides for annual awards of shares of phantom stock to non-employee directors of the Company. The number of shares of phantom stock granted each year to each non-employee director is equal to the quotient obtained by dividing $35,000 by the fair market value of one share of the Company’s stock as of the date of the award rounded up to the next highest whole number. Fair market value is determined by the Administrative Committee in its sole discretion using the most recent valuation of the Company’s common stock made by an independent appraisal that meets the requirements of IRC Section 401(a)(28)(C), as of a date that is no more than 12 months before the date of the award.
     Grants under the Director Phantom Stock Plan vest in one-third increments each year for three years from the date of the award. Vesting of an award accelerates upon a grantee’s death or disability or upon a change of control of the Company. Before each award is granted (or within 30 days of the grant date for individuals who become a director on the grant date), a director may elect whether to receive payment for phantom shares as they vest, or when the award is fully vested. A director who elects to receive payment when an award has fully vested may elect to defer the proceeds of the award into the Alion Science and Technology Director Deferred Compensation Plan provided the election is made no later than one year before the award fully vests. All payments made under the awards are required to be in cash. As of September 30, 2006, the Company had granted 7,808 shares of phantom stock under the Director Phantom Stock Plan.
     For the years ended September 30, 2006, 2005, and 2004, the Company recognized approximately $7.8 million, $6.6 million, and $1.5 million, respectively, in compensation expense associated with all three phantom stock plans.
     The table below sets out the disclosures required by SFAS No. 123 and the assumptions used to value a share of Alion common stock and the Company’s grants of phantom stock as of September 30, 2006 and September 30, 2005. The Company uses the intrinsic value method to recognize stock-based compensation expense. There is no established public trading market for Alion’s common stock. The ESOP Trust is the only holder of the Company’s common stock. The Company uses an independent third party valuation firm to determine the fair market value of a share of Alion common stock. Alion does not expect to pay any dividends on its common stock. The terms of the senior credit facility and the Subordinated Note prohibit paying dividends without the consent of the respective lenders. The Company intends to retain future earnings, if any, for use in the business.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Alion Science and Technology Corporation
Stock-Based Compensation Disclosures per FAS 123
Phantom Stock
As of September 30, 2006

	Shares	Shares
	Granted to	Granted to	Total Shares	Exercise	Outstanding	Outstanding				Vested	Exercisable
Date of Grant	Employees	Directors	Granted	Price	at 9/30/05	at 9/30/06	Forfeited	Exercised	Expired	9/30/06	at 9/30/06
February 2003	171,000	—	171,000	$10.00	171,000	85,000	6,232	79,768	—	16,500	16,500
November 2003	52,685	—	52,685	$14.71	52,685	32,971	2,107	17,607	—	5,438	5,438
February 2005	202,763	—	202,763	$19.94	202,763	202,763	—	—	—	—	—
February 2005	103,414	—	103,414	$19.94	103,414	103,414	—	—	—	—	—
February 2005	5,015	—	5,015	$19.94	5,015	5,015	—	—	—	1,254	—
August 2005	2,960	—	2,960	$33.78	2,960	2,960	—	—	—	987	—
November 2005	66,592	—	66,592	$35.89	—	66,592	—	—	—	—	—
November 2005	—	7,808	7,808	$35.89	—	6,832	976	—	—	—	—
November 2005	55,726	—	55,726	$35.89	—	55,726	—	—	—	—	—

Total	660,156	7,808	667,964		537,838	561,274	9,315	97,375	—	24,179	21,938

Wtd Avg Fair Value Price per Share	$19.97	$35.89	$20.15		$16.34	$21.87	$13.78	$10.85	$—	$12.55	$11.17

Alion Science and Technology Corporation
Stock-Based Compensation Disclosures per FAS 123
Phantom Stock
As of September 30, 2006

				Remaining
	Risk Free		Expected	Life
Date of Grant	Interest Rate	Volatility	Life	(months)
February 2003	4.06% - 4.49%	60%	5 yrs	15.8
November 2003	4.06% - 4.49%	60%	5 yrs	24.9
February 2005	3.10% - 3.60%	45%	3 yrs	15.8
February 2005	3.10% - 3.60%	45%	3 yrs	15.8
February 2005	3.10% - 3.60%	45%	4 yrs	27.8
August 2005	3.72% - 3.77%	45%	3 yrs	22.0
November 2005	4.20% - 4.20%	40%	3 yrs	25.2
November 2005	4.20% - 4.20%	40%	3 yrs	25.2
November 2005	4.20% - 4.20%	40%	5 yrs	49.2

Total Wtd Avg Fair Value Price per Share				$21.0

(16) Segment Information and Customer Concentration
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
     Contract receivables from agencies of the federal government represented approximately $143.8 million, or 93%, of accounts receivable at September 30, 2006 and $79.0 million, or 94%, of accounts receivable at September 30, 2005. Contract revenues from agencies of the federal government represented approximately 95%, 96% and 98% of total contract revenues during the years ended September 30, 2006, 2005 and 2004, respectively.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(17) Related Party Transactions
     On February 11, 2004, the Company borrowed $750,000 from an officer of the Company and, in exchange, the Company issued a Promissory Note in the principal amount of $750,000 with interest at a rate of 15 percent per annum, to be paid quarterly, until March 31, 2009 when the principal amount becomes due. The annual interest period was effective beginning February 11, 2004. On December 9, 2004, the Promissory Note with the officer was extinguished. An amount of $750,000 plus accrued interest of $21,635 was paid to the officer.
     On October 29, 2004, Dr. Atefi elected to redeem the amount due under his Deferred Compensation Agreement with Alion. The Company paid Dr. Atefi approximately $1.1 million including accrued interest of approximately $0.2 million. Dr. Atefi’s related warrants were redeemed on March 28, 2006 as detailed in Footnote 11 Redeemable Common Stock Warrants.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(18) Commitments and Contingencies
Earn-Out Commitments
     The Company has earn-out commitments related to the following acquisitions:
     CATI — There is an earn-out provision not to exceed $8.25 million based on the revenue of the business units that formerly comprised CATI. There is a second earn-out provision not to exceed $1.5 million based on attaining certain revenue goals in the commercial aviation industry. The obligations continue until September 2007. For the years ended September 30, 2006 and 2005, the Company recognized approximately $2.0 million and zero, respectively, in earn-out obligation related to CATI.
     BMH — There is an earn-out provision not to exceed a total of $6.0 million based on the revenue of the business units that formerly comprised BMH. The obligation continues until December 2007. For the year ended September 30, 2006, the Company recognized no earn-out obligation related to BMH.
     WCI — There is an earn-out provision not to exceed a total of $2.5 million based on the revenue of the business units that formerly comprised WCI. The obligation continues until September 2007. For the year ended September 30, 2006, the Company recognized approximately $1.3 million in earn-out obligation related to WCI.
     MA&D — There is an earn-out provision not to exceed a total of $2.5 million based on the revenue of the business units that formerly comprised MA&D. The obligation continues until September 2007. For the year ended September 30, 2006, the Company recognized approximately $1.5 million in earn-out obligation related to MA&D.
Legal Proceedings
     Estate of Joseph Hudert vs. Alion Science and Technology Corporation; Estate of Frank Stotmeister vs. Alion Science and Technology Corporation.
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

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect upon the Company’s business, financial position, operating results or ability to meet its financial obligations.
Government Audits
     The amount of federal government contract revenue and expense reflected in the consolidated financial statements attributable to cost reimbursement contracts is subject to audit and possible adjustment by the Defense Contract Audit Agency (DCAA). The federal government considers the Company to be a major contractor and DCAA maintains an office on site to perform its various audits throughout the year. All of the Company’s federal government contract indirect costs have been audited through 2004. Indirect rates have been negotiated through fiscal year 2003. Contract revenue on federal government contracts has been recorded in amounts that are expected to be realized upon final settlement.
(19) Interim Period Information (Unaudited, in thousands)

	2006 Quarters
	1st	2nd	3rd	4th
Revenue	$101,289	$111,189	$116,830	$179,320
Gross Profit	$24,984	$30,142	$29,638	$42,397
Net loss	$(7,780)	$(920)	$(8,242)	$(14,173)
Loss per share	$(1.52)	$(0.19)	$(1.60)	$(3.26)

	2005 Quarters
	1st	2nd	3rd	4th
Revenue	$69,221	$80,691	$110,795	$108,524
Gross Profit	$19,029	$21,246	$30,611	$31,104
Net loss	$(5,964)	$(17,366)	$(10,763)	$(6,145)
Loss per share	$(1.77)	$(5.21)	$(2.21)	$(1.18)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
     Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 15d — 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it is required to file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified by the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosures.
     Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective and timely.
     Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 15d — 15(f) under the Exchange Act) during the fiscal fourth quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
     None.

PART III
Item 10.Directors and Executive Officers of the Registrant
     Information Regarding the Directors of the Registrant
     The names, ages and positions of our directors, as of September 30, 2006, are set forth below:

			Term	Director
Name	Age	Position	Expires	Since
Bahman Atefi	53	President, Chief Executive Officer and Chairman	2008	2001
Edward C. “Pete” Aldridge	68	Director	2009	2003
Leslie Armitage	38	Director	2007	2002
Lewis Collens	68	Director	2007	2002
Admiral (Ret.) Harold W. Gehman, Jr.	64	Director	2007	2002
Donald E. Goss	75	Director	2009	2002
General (Ret.) George A. Joulwan	67	Director	2008	2002
General (Ret.) Michael E. Ryan	64	Director	2008	2002
     The Company’s directors are divided into three classes. The first class of directors consists of two directors — Donald E. Goss and Edward C. Aldridge. Their term expires on the date of the annual meeting of Alion’s shareholder(s) in 2009. The second class of directors consists of three directors — Leslie Armitage, Lewis Collens and Admiral Harold W. Gehman, Jr. Their term expires on the date of the annual meeting of Alion’s shareholder(s) in 2007. The third class of directors consists of three directors — Bahman Atefi, General George A. Joulwan and General Michael E. Ryan. The term of the third class of directors expires on the date of the annual meeting of Alion’s shareholder(s) in 2008. As the holder of the subordinated note and warrants, Illinois Institute of Technology is entitled to nominate two representatives whom the ESOP Trust is required to elect to Alion’s board of directors. Messrs. Collens and Goss are Illinois Institute of Technology’s board representatives.
     The following sets forth the business experience, principal occupations and employment of each of the directors.
     Bahman Atefi was appointed chief executive officer of Alion in December 2001. He is also chairman of Alion’s board of directors. Dr. Atefi also serves as chairman of the ESOP committee. Dr. Atefi served as president of IITRI from August 1997, and as its chief executive officer from October 2000 until December 20, 2002, the closing date of the Transaction. Dr. Atefi has also been chairman of the board of directors of Human Factors Applications, Inc. since February 1999. From June 1994 to August 1997, Dr. Atefi served as manager of the energy and environmental group at Science Applications International Corporation. In this capacity, he was responsible for operation of a 600-person business unit, with annual revenues in 1997 of approximately $80 million, which provided scientific and engineering support to the U.S. Department of Energy, Nuclear Regulatory Commission, Environmental Protection Agency, DoD, as well as commercial and international customers. Dr. Atefi is a member of the board of trustees of the Illinois Institute of Technology. Dr. Atefi received a BS in Electrical Engineering from Cornell University, a master’s degree in nuclear engineering and a doctor of science in nuclear engineering from the Massachusetts Institute of Technology.
     Edward C. “Pete” Aldridge has served as a director of Alion since November 2003. Mr. Aldridge retired from government service in May 2003 as the Under Secretary of Defense for Acquisition, Technology, and Logistics, a position he held since May 2001. In this position, Mr. Aldridge was responsible for all matters relating to DoD acquisition, research and development, advanced technology, international programs, and the industrial base. From March 1991 to May 2001, Mr. Aldridge also served as president and CEO of the Aerospace Corporation, president of McDonnell Douglas Electronic Systems, Secretary of the Air Force, and numerous other positions within the DoD. He is currently a director of Lockheed Martin Corporation and Global Crossing, Ltd.
     Leslie Armitage has served as a director of Alion since May 2002. Ms. Armitage currently serves as a Partner in the Relativity Fund, a position she has held since January 2006. Ms. Armitage served as a Partner of The Carlyle Group from January 1999 until May 2005. In June 1997, Ms. Armitage became a founding member of Carlyle Europe. Ms. Armitage also served on the board of directors of Vought Aircraft Industries, Inc., Honsel International Technologies, and United Component, Inc.

     Lewis Collens has served as a director of Alion since May 2002. Since 1990, Mr. Collens has served as president of Illinois Institute of Technology. Mr. Collens also served as chief executive officer of IITRI from 1990 to October 2000. Mr. Collens also serves as chairman of the board for IITRI and as a director for Dean Foods Company, Amsted Industries and Colson Group. Mr. Collens is one of Illinois Institute of Technology’s two representatives on the Company’s board of directors.
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
     Donald E. Goss has served as a director of Alion since May 2002. Mr. Goss has served as trustee and chairman of the audit committee for Illinois Institute of Technology since 1982, as well as the chairman of the audit committee and a member of the board of governors for IITRI since 1985. Mr. Goss has also served on the Finance Council and as chair of the audit committee for the Catholic Archdiocese of Chicago, Illinois since 1985. Mr. Goss has also served as a member of the board of governors for the Chicago Zoological Society at Brookfield Zoo since 1998. Mr. Goss retired from Ernst & Young as partner, after 37 years of service, in March 1990, and he has remained retired since that date. Mr. Goss is one of Illinois Institute of Technology’s two representatives on the Company’s board of directors.
     General (Ret.) George A. Joulwan has served as a director of Alion since May 2002. General Joulwan retired from 36 years of service in the military in September 1997. While in the military, General Joulwan served as commander in chief for the U.S. Army, for U.S. Southern Command in Panama from 1990-1993 and served as commander in chief of the U.S. European Command and NATO Supreme Allied Command from 1993-1997. From 1998 to 2000, General Joulwan served as an Olin Professor at the U.S. Military Academy at West Point. General Joulwan has also served as an adjunct professor at the National Defense University from 2001 to 2002. Since 1998, General Joulwan has served as president of One Team, Inc., a strategic consulting company. General Joulwan also currently serves as a director for General Dynamics Corporation, Accenture NSS, TRS-LLC and IAP Worldwide Services.
     General (Ret.) Michael E. Ryan has served as a director of Alion since May 2002. General Ryan retired from the military in 2001 after 36 years of service. He served his last four years as the 16th Chief of Staff of the Air Force, responsible for organizing, training and equipping over 700,000 active duty, reserve and civilian members. He is currently president of the consulting firm, Ryan Associates, focusing on national defense issues, a position he has held since January 2001. He is chairman of the board of CAE USA, Inc. and the Air Force Village Charitable Foundation. He serves on the board of directors of United Services Automobile Association, Circadence Corporation, VT Griffin, Inc., and Selex Sensor Airborne Systems (US) Inc. He is a senior trustee of the Air Force Academy Falcon Foundation.
Compensation of Directors
     The Company’s non-employee directors receive an annual retainer of $25,000, payable in quarterly installments, for their services as members of the board of directors. These services include preparation for and attendance in person at four board meetings per year and all committee meetings that take place on the same day as a full board meeting. In addition, each director receives a fee of $2,500 for in-person attendance at each additional board meeting, and $1,000 for telephone attendance at each additional board meeting. Each chairman of a board committee receives $2,500 per year for each year he or she serves in such capacity. Board committee members receive $1,000 and committee chairmen receive $1,500 per committee meeting if the committee meeting occurs on a day other than the day of a full Alion board meeting. Alion reimburses directors for reasonable travel expenses in connection with attendance at board of directors and board committee meetings.
     Each of the Company’s non-employee directors receives an annual award of $35,000 in shares of phantom stock under our Director Phantom Stock Plan. Each award vests ratably over a three year period. The Company’s directors also have the option to participate in a deferred compensation plan for tax deferral of their annual compensation and/or payments to be made upon exercise of their phantom stock awards. For more information about the Alion Science and Technology Corporation Director Phantom Stock Plan, please read Item 11. “Executive Compensation – Phantom Stock Plans – Director Phantom Stock Plan.”
     The Company’s employee directors do not receive any additional compensation for their services as members of the board.
Establishment of Committees
     The Board of Directors has established three committees. As of September 30, 2006, each committee was comprised of the following members:

Committee	Chairperson	Members
Audit and Finance Committee	Donald Goss	Leslie Armitage, Harold Gehman, Michael Ryan
Compensation Committee	Harold Gehman	Pete Aldridge, Leslie Armitage, Lewis Collens, George Joulwan
overnance and Compliance Committee	Michael Ryan	Bahman Atefi, George Joulwan, Harold Gehman
     The Board of Directors has determined that Mr. Donald E. Goss qualifies as “audit committee financial expert” as defined in Item 401(h) of Regulation S-K, and that he is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act.
Compensation Committee Interlocks and Insider Participation
     In October 2003, the Board of Directors established a Compensation Committee. As indicated above, the members of the Compensation Committee are Harold Gehman (Chairman), Leslie Armitage, Lewis Collens, George Joulwan, and Pete Aldridge. Dr. Atefi is a member of the board of trustees of the Illinois Institute of Technology where Mr. Collens is the President. Dr. Atefi is the President and Chief Executive Officer of the Company.
Information Regarding the Executive Officers of the Registrant
     The names, ages and positions of the Company’s executive officers as of September 30, 2006, and the dates from which these positions have been held are set forth below.

Name	Age	Office	Position Since
Bahman Atefi	53	President, Chief Executive Officer and Chairman of the Board (1)	December 2001

Stacy Mendler	43	Chief Operating Officer and Executive Vice President (1)	September 2006

John (Jack) Hughes	54	Executive Vice President, Chief Financial Officer and Treasurer (1)	September 2005

Randy Crawford	56	Sector Senior Vice President and Manager - Engineering and Information Technology Sector (1)	May 2002

Rob Goff	60	Sector Senior Vice President and Manager - Defense Operations Integration Sector (1)	February 2004

Scott Fry	57	Sector Senior Vice President and Manager - Engineering and Integration Solutions Sector	October 2005

James Fontana	48	Senior Vice President, General Counsel and Corporate Secretary	January 2004

(1)	Member of the ESOP committee

     The following sets forth the business experience, principal occupations and employment of each of the current executive officers who do not serve on the board. Please read “Information Regarding the Directors of the Registrant” above for the information with respect to Dr. Atefi.
     Stacy Mendler has served as Chief Operating Officer and Executive Vice President of Alion since September 2006. She served as Executive Vice President and Chief Administrative Officer of Alion from September 2005 until September 2006, and as Senior Vice President and Chief Administrative Officer of Alion from May 2002 until September 2005. She is also a member of Alion’s ESOP committee. Ms. Mendler served IITRI as senior vice president and director of administration from October 1997 until December 20, 2002, the closing date of the Transaction. As of May 2002, Ms. Mendler was IITRI’s chief administrative officer, as well as senior vice president. She also served as IITRI’s assistant corporate secretary from November 1998 through completion of the Transaction and has been a member of the board of directors of Human Factors Applications, Inc. since February 1999. From February 1995 to October 1997, Ms. Mendler was vice president and group contracts manager for the energy and environment group at Science Applications International Corporation where she managed strategy, proposals, contracts, procurements, subcontracts and accounts receivable. Ms. Mendler received a BBA in Marketing from James Madison University and a MS in Contracts and Acquisition Management from Florida Institute of Technology.
     John (Jack) Hughes has served as Executive Vice President, Chief Financial Officer and Treasurer of Alion since September 2005. He served as Senior Vice President, Chief Financial Officer and Treasurer from October 2002 until September 2005. Mr. Hughes is also a member of the Company’s ESOP Committee. From July 1998 to September 2002, Mr. Hughes served as co-founder and principal of Phoenix Financial & Advisory Services LLC, responsible for providing strategic planning, operations, financing, merger/acquisition, marketing/communications and business development support to small and mid-sized companies in the technology, media and entertainment industries. Mr. Hughes has also served as principal consultant of HKSBS, LLC from July 2002 to September 2002 and currently serves on the HKSBS advisory board. In his position as a principal consultant, Mr. Hughes functioned as the team leader for the financial advisory services division. From November 1992 to May 1998, Mr. Hughes served as senior vice president and chief financial officer of BTG Inc., responsible for business and operations management, strategic planning, mergers and acquisitions, and arranging financing for a $600 million business with 1,650 employees. Mr. Hughes received a BS in Economics and Business from Frostburg State University and has performed graduate coursework in contract formation, government procurement and financial management.
     Randy Crawford has served as Sector Senior Vice President and Sector Manager for Alion’s Engineering and Information Technology Sector since September 2005. Mr. Crawford served as Sector Senior Vice President and Sector Manager for Alion’s Spectrum Engineering Sector from May 2002 until September 2005. He is also a member of Alion’s ESOP committee. Mr. Crawford has been a member of the board of directors of Human Factors Applications, Inc. since September 2000. Mr. Crawford served IITRI as spectrum engineering sector senior vice president and manager from October 2000 through December 20, 2002, the date of completion of the Transaction. From January 1997 to October 2000, Mr. Crawford served as group manager of IITRI’s spectrum engineering group. Mr. Crawford received a BSEE from Virginia Tech and an MSEE from The George Washington University.
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
     Scott Fry has served as Senior Vice President and Sector Manager for Alion’s Engineering and Integration Solutions Sector since September 2006. Mr. Fry served as Senior Vice President and Sector Manager of Alion’s JMS Maritime Sector from October 2005 until September 2006, and as Senior Vice President and Deputy Sector Manager for the JMS Maritime Sector from April 2005 to October 2005. Prior to joining Alion, Mr. Fry served in the U.S. Navy for 32 years, retiring in the rank of Vice Admiral. His career included command and staff positions both at sea and ashore with the Navy, NATO, and Joint Chiefs of Staff. In his last active duty assignment he commanded the United States Sixth Fleet during Operation Iraqi Freedom and the Global War on Terrorism. Mr. Fry received a B.S from the United States Naval Academy in Annapolis, Maryland.
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
     There is no known family relationship between any director, executive officer or person nominated or chosen by the Company to become a director or executive officer.
Code of Ethics
     The Company adopted a Code of Ethics, Conduct, and Responsibility (the Code) on December 21, 2001 that applies to all employees, executive officers and directors of the Company. The Code also serves as a code of ethics for the Company’s chief executive officer, chief financial officer, director of finance, controller, or any person performing similar functions. Alion provides access to a telephone hotline so that employees can report suspected instances of improper business practices such as fraud, waste, and violations of the Code.
     In 2004, the Company completed an examination of the Code to determine whether it fully met the definitional requirements of a code of ethics as set forth in the rules and regulations of the Securities and Exchange Commission. On September 15, 2004, the Company adopted a revised Code applicable to all Alion employees, including Alion’s CEO and CFO, and meeting such definitional requirements set forth in the rules and regulations of the Securities and Exchange Commission. A copy of the Code is filed as an exhibit to this annual report and is also posted for all employees on the Company’s internal website.
Item 11. Executive Compensation
     The following table sets forth all compensation with respect to our chief executive officer and our other most highly paid executive officers (the Named Executive Officers), whose total salary and bonus exceeded $100,000 for the fiscal years ended September 30, 2006, 2005, and 2004.

						Long-Term
	Annual Compensation					Compensation
					Other Annual	LTIP		LTIP		All Other
Name and Principal Position	Year	Salary	Bonus		Compensation	Awards(2)		Payouts		Compensation

Bahman Atefi	2006	480,576	490,000	(1)			(3)	1,443,780	(8)	676,788	(12)
Chief Executive Officer	2005	438,609	425,000		—	—				1,152,461	(13)
	2004	406,156	410,000		—	—				68,717	(14)
Stacy Mendler	2006	293,937	180,000	(1)			(4)	609,026	(9)	61,493	(15)
Chief Operating Officer and Executive VP	2005	262,450	215,000		—	—				289,253	(16)
	2004	216,243	115,000		—	—				48,854	(17)
Randy Crawford	2006	278,510	135,000	(1)			(5)			391,482	(18)
Engineering and Information Technology Sector	2005	286,982	125,000		—	—				52,905	(19)
Senior VP and Sector Manager	2004	257,752	90,000		—	—				44,538	(20)
Rob Goff	2006	307,403	160,000	(1)			(6)	39,821	(10)	52,388	(21)
Defense Operations	2005	286,169	150,000		—	—				47,383	(22)
Integration Sector Senior VP	2004	243,271	200,000		—	—				39,106	(23)
and Sector Manager
John (Jack) Hughes	2006	299,370	180,000	(1)			(7)	277,044	(11)	54,292	(24)
Executive VP, Chief Financial Officer and	2005	280,771	215,000		—	—				53,674	(25)
Treasurer	2004	245,195	135,000		—	—				48,044	(26)

(1)	Approved bonus amounts for fiscal year 2006 will be paid in December 2006.

(2)	See the “Long Term Incentive Plan — Awards in Last Fiscal Year” table, set forth below, for details related to phantom stock grants. See the “Aggregate SAR Exercises in Last Fiscal Year and Fiscal Year End SAR Values” tables, set forth below, for details related to SAR grants.

(3)	In November 2005, Dr. Atefi was awarded 50,153 shares of retention-based phantom stock under the Second Phantom Stock Plan. In February 2005, Dr Atefi was awarded 65,926 shares of performance-based phantom stock and 43,951 shares of retention-based phantom stock under the Second Phantom Stock Plan. In November 2003 and February 2003, Dr. Atefi was awarded 18,695 shares and 65,500 shares, respectively, of phantom stock under the Initial Phantom Stock Plan. Each phantom stock plan is described more fully below.

(4)	In November 2005, Ms. Mendler was awarded 25,076 shares of retention-based phantom stock under the Second Phantom Stock Plan. In February 2005, Ms. Mendler was awarded 24,151 shares of retention-base phantom stock and 36,227 shares of performance-based phantom stock under the Second Phantom Stock Plan. In November 2003 and February 2003, Ms. Mendler was awarded 6,798 shares and 28,500 shares, respectively, of phantom stock under the Initial Phantom Stock Plan. Each phantom stock plan is described more fully below.

(5)	In November 2005, Mr. Crawford was awarded 4,179 shares of retention-based phantom stock under the Second Phantom Stock Plan. In February 2005, Mr. Crawford was awarded 25,075 shares of performance-based phantom stock under the Second Phantom Stock Plan. In November 2003 and February 2003, Mr. Crawford was awarded 6,798 shares and 33,000 shares, respectively, of phantom stock under the Initial Phantom Stock Plan. Each phantom stock plan is described more fully below.
(6)	In November 2005, Mr. Goff was awarded 8,080 shares of retention-based phantom stock under the Second Phantom Stock Plan. In February 2005, Mr. Goff was awarded 25,075 shares of performance-based phantom stock under the Second Phantom Stock Plan. In February 2003, Mr. Goff was awarded 3,399 shares of phantom stock under the Initial Phantom Stock Plan. Each phantom stock plan is described more fully below. In 2003, Mr. Goff received an award of 2,500 SARs. In 2002, Mr. Goff received an award of 1,200 SARs.

(7)	In November 2005, Mr. Hughes was awarded 25,076 shares of retention-based phantom stock under the Second Phantom Stock Plan. In February 2005, Mr. Hughes was awarded 30,297 shares of retention-base phantom stock and 45,445 shares of performance-based phantom stock under the Second Phantom Stock Plan. In November 2003 and February 2003, Mr. Hughes was awarded 6,798 shares and 10,000 shares, respectively, of phantom stock under the Initial Phantom Stock Plan. Each phantom stock plan is described more fully below.

(8)	2006 includes $1,443,780 paid to Dr. Atefi for redemption of phantom stock.

(9)	2006 includes $609,026 paid to Ms. Mendler for the redemption of phantom stock.

(10)	2006 includes $39,821 paid to Mr. Goff for redemption of SARs.

(11)	2006 includes 277,044 paid to Mr. Hughes for the redemption of phantom stock.

(12)	2006 includes $571,177 for redemption of warrants, $59,585 in health and welfare benefits paid by Alion, $23,936 in leased cars paid by Alion, Company matching contributions of $13,650 under Alion’s KSOP, $4,300 in club membership dues, $3,610 in long-term and short-term disability paid by Alion, and $530 in term life insurance premiums paid by Alion.

(13)	2005 includes $1,051,005 paid to Dr. Atefi for the redemption of the amount due under his Deferred Compensation Agreement, $44,249 in health and welfare benefits paid by Alion, Company matching contributions of $25,970 under Alion’s KSOP, $23,936 in leased cars paid by Alion, $3,800 in club membership dues, $2,828 in long-term and short-term disability paid by Alion, and $673 in term life insurance premiums paid by Alion.

(14)	2004 includes $27,172 in health and welfare benefits paid by Alion, $23,936 in leased cars paid by Alion, Company matching contributions of $11,817 under Alion’s KSOP, $1,164 in long-term and short-term disability paid by Alion, $648 in term life insurance premiums and $3,980 in club membership dues paid by Alion.

(15)	2006 includes $32,152 in health and welfare benefits paid by Alion, Company matching contributions of $13,650 under Alion’s KSOP plan, $12,687 in leased cars paid by Alion, $2,484 in long-term and short-term disability paid by Alion, and $520 in term life insurance premiums paid by Alion.

(16)	2005 includes $241,016 paid to Ms. Mendler for the redemption of the amount due her under the Executive Deferred Compensation Plan, $25,497 in health and welfare benefits paid by Alion, $12,687 in leased cars paid by Alion, Company matching contributions of $7,415 under Alion’s KSOP, $2,066 in long-term and short-term disability paid by Alion, and $572 in term life insurance premiums paid by Alion.

(17)	2004 includes $19,938 in health and welfare benefits paid by Alion, Company matching contributions of $14,185 under Alion’s KSOP, $13,097 in leased cars paid by Alion, $1,164 in long-term and short-term disability paid by Alion, and $470 in term life insurance premiums paid by Alion.

(18)	2006 includes $338,338 paid to Mr. Crawford for distributions from the IITRI Flexible Option Plan, $26,635 in health and welfare benefits paid by Alion, Company matching contributions of $13,650 under Alion’s KSOP, $9,981 in leased cars paid by Alion, $2,384 in long-term and short-term disability paid by Alion, and $494 in term life insurance premiums paid by Alion.

(19)	2005 includes $20,807 in health and welfare benefits paid by Alion, Company matching contributions of $18,198 under Alion’s KSOP, $11,188 in leased cars paid by Alion, $2,111 in long-term and short-term disability paid by Alion and $601 in term life insurance premiums paid by Alion.
(20)	2004 includes $19,755 in health and welfare benefits paid by Alion, Company matching contributions of $13,291 under Alion’s KSOP, $9,794 in leased cars paid by Alion, $1,164 in long-term and short-term disability paid by Alion, and $534 in term life insurance premiums paid by Alion.

(21)	2006 includes $10,572 for distributions from the IITRI Flexible Option Plan, Company matching contributions of $13,650 under Alion’s KSOP, $12,151 in health and welfare benefits paid by Alion, $12,600 in leased cars paid by Alion, $2,493 in long-term and short-term disability paid by Alion, $400 in health club membership fees, and $522 in term life insurance paid by Alion.

(22)	2005 includes Company matching contributions of $18,509 under Alion’s KSOP, $13,138 in health and welfare benefits paid by Alion, $12,600 in leased cars paid by Alion, $2,112 in long-term and short-term disability paid by Alion, $425 in health club membership fees, and $599 in term life insurance paid by Alion.

(23)	2004 includes Company matching contributions of $13,753 under Alion’s KSOP, $11,889 in health and welfare benefits paid by Alion, $11,792 in leased cars paid by Alion, $1,164 in long-term and short-term disability paid by Alion, and $508 in term life insurance paid by Alion.

(24)	2006 includes $25,428 in health and welfare benefits paid by Alion, Company matching contributions of $13,650 under Alion’s KSOP, $12,196 in leased cars paid by Alion, $2,494 in long-term and short-term disability paid by Alion, and $524 in term life insurance premiums paid by Alion.

(25)	2005 includes $20,850 in health and welfare benefits paid by Alion, Company matching contributions of $17,315 under Alion’s KSOP, $12,196 in leased cars paid by Alion, $2,134 in long-term and short-term disability paid by Alion, $534 in term life insurance premiums, and $645 in club membership dues paid by Alion.

(26)	2004 includes $19,650 in health and welfare benefits paid by Alion, Company matching contributions of $14,423 under Alion’s KSOP, $12,196 in leased cars paid by Alion, $1,164 in long-term and short-term disability paid by Alion, and $533 in term life insurance premiums paid by Alion.
Stock Appreciation Rights (SAR) Plans
     In November 2002, the board of directors adopted the Alion Science and Technology Corporation 2002 Stock Appreciation Rights Plan (the 2002 SAR Plan). The purpose of the 2002 SAR Plan was to attract, retain, reward and motivate employees responsible for the Company’s continued growth and development and its future financial success. The 2002 SAR Plan is administered by the compensation committee of our board of directors or its delegate (the administrative committee). The 2002 SAR Plan has a 10-year term and permits grants to our directors, officers, employees and consultants. In November 2004, the board of directors amended the 2002 SAR Plan to provide that, on or after October 3, 2004, there would be no further grants under the 2002 SAR Plan. Grants made prior to October 3, 2004 remain in force. Under the 2002 SAR Plan, from December 2002 through November 2003, the Company issued 236,400 SARs to directors, officers, and employees. Outstanding SAR awards cannot exceed the equivalent of 10% of the Company’s outstanding shares of common stock on a fully diluted basis (assuming the exercise of any outstanding options, warrants and rights including, without limitation, SARs, and assuming the conversion into stocks of any outstanding securities convertible into stock), which amount may be adjusted in the event of a merger or other significant corporate transaction or in other circumstances. The 2002 SAR Plan contains a provision to prevent an award to a person who is or would become (if the award were made) a “disqualified person”. For this purpose, “disqualified person” means any individual who directly or beneficially holds at least 10% of Alion equity, including outstanding common stock and “synthetic equity”, such as SARs or phantom stock. Any award that violates this provision is void. Should a grantee become a “disqualified person”, the full amount of any outstanding award that has not yet vested shall be forfeited.

     A grantee has the right to receive payment for vested SARs equal to the difference between the appraised value of a share of Alion common stock as of the grant date and the appraised value of a share of Alion common stock as of the exercise date based on the most recent valuation of common stock held by the ESOP Trust. Grants to employees vest at 20% per year; grants to members of the Company’s board of directors vest ratably over each member’s then-current term of office. The 2002 SAR Plan contains a provision for accelerated vesting in the event of death, disability or a change in control of the Company or in other circumstances. Under the 2004 amendment to the 2002 SAR Plan, SARs are normally paid at the time the award becomes fully vested, or else upon the SAR holder’s earlier death, disability or termination of service. However, a grantee may request payment for any portion of an SAR that was vested on or before December 31, 2004 at any time, and can continue to hold such unexercised SARs for up to 60 days after the date at which a grant becomes completely vested. The 2002 SAR Plan permits the compensation committee to defer payments if it determines that payment is administratively impracticable or would jeopardize the solvency of the Company (provided that such impracticability or insolvency was unforeseeable as of the grant date), or if the payment would violate a loan covenant or similar contract, or not be deductible under Section 162(m) of the Internal Revenue Code, or if the payment would violate U.S. federal securities laws or other applicable law.
     In November 2005, the board of directors amended the 2002 SAR plan to eliminate the timely exercise requirement for an employee to receive payment for vested SARs and to permit employees to make two separate one-time elections, 1) to receive payment for SARs as they vest each year or when fully vested and 2) to receive payment for SARs already vested.
     As of September 30, 2006, the Company had granted under the 2002 SAR Plan, 236,400 SARs, of which approximately 151,591 SARs remain outstanding.
     On January 13, 2005, the Company’s board of directors adopted a second SAR plan, the Alion Science and Technology Corporation 2004 Stock Appreciation Rights Plan (the 2004 SAR Plan), to comply with the deferred compensation provisions of the American Jobs Creation Act of 2004. The 2004 SAR Plan is administered by the compensation committee of the board of directors or its delegate (the administrative committee). The 2004 SAR Plan has a 10-year term and permits grants to Alion directors, officers, employees and consultants. Under the Plan, the chief executive officer has the authority to award SARs, as he deems appropriate; however, awards to executive officers are subject to the approval of the administrative committee of the Plan. Outstanding SAR awards cannot exceed the equivalent of 12 percent of the Company’s outstanding shares of common stock on a fully diluted basis (assuming the exercise of any outstanding options, warrants and rights including, without limitation, SARs, and assuming the conversion into stock of any outstanding securities convertible into stock), which amount may be adjusted in the event of a merger or other significant corporate transaction or in other special circumstances. As per the 2002 SAR Plan, awards may not be made to a “disqualified person.”
     Awards to employees vest ratably over four years and awards to directors vest ratably over each director’s term of service. The 2004 SAR Plan contains a provision for accelerated vesting in the event of death, disability or a change in control of the Company or in other special circumstances. SARs are normally paid on the first anniversary of the date the award becomes fully vested, or else upon the SAR holder’s earlier death, disability or termination of service, or change in control. Under the 2004 SAR Plan, a SAR holder may elect to defer the proceeds of the SAR into the Alion Science and Technology Corporation Executive Deferred Compensation Plan for a 5-year period, if he or she is eligible for such plan, by filing a deferral election with the Company at least one year in advance of the payment event. The 2004 SAR Plan permits the compensation committee to defer payments if it determines that payment is administratively impracticable or would jeopardize the solvency of the Company (provided that such impracticability or insolvency was unforeseeable as of the grant), or if the payment would violate a loan covenant or similar contract, or not be deductible under Section 162(m) of the Internal Revenue Code or if the payment would violate U.S. federal securities laws or other applicable law.
     A grantee under the 2004 SAR Plan has the right to receive payment for vested SARs equal to the difference between the appraised value of a share of Alion common stock as of the grant date and the appraised value of a share of Alion common stock as of the exercise date per the most recent valuation of the common stock held by the ESOP Trust. For SARs granted under the 2004 SAR Plan before November 9, 2005 and outstanding when a change in control of the Company occurs, payment is based on the number of SARs multiplied by the share price at the date of the change in control (or earlier valuation, if higher).
     In November 2005, the board of directors amended the 2004 SAR Plan to permit employees to make a one-time election to receive payment for SARs as they vest each year or when fully vested and to eliminate the timely exercise requirement for an employee to receive payment for vested SARs.
     As of September 30, 2006, the Company had granted, under the 2004 SAR Plan, 534,775 SARs of which approximately 478,588 SARs remaining outstanding. There were no grants of SARs to the Named Executive Officers pursuant to the Company’s stock appreciation rights plans during the fiscal year ended September 30, 2006.

     Subject to certain restrictions under the respective SAR plan, our board of directors may amend or terminate either SAR plan at any time.
     The following table sets forth information regarding the exercise of SARs during fiscal year 2006 by the Named Executive Officers and SARs held by them at September 30, 2006.
Aggregated SAR Exercises in Last Fiscal Year and Fiscal Year End/ SAR Values*

Number of Securities
			Underlying Unexercised	Value of Unexercised In-
			Options/SARs at Fiscal	The-Money Options/SARs
	Shares		Year End (Number)	at Fiscal Year End
	Acquired	Value	Exercisable/	(Dollars) Exercisable/
Name	on Exercise	Realized	Unexercisable (4)	Unexercisable (5)
(In dollars)*
Bahman Atefi (1)	—	—	—	—
Stacy Mendler (1)	—	—	—	—
Randy Crawford (1)	—	—	—	—
John (Jack) Hughes (1)	—	—	—	—
Rob Goff (1) (2) ,	720	$18,641	0/480	$0/$14,890
(3)	1,000	$21,180	0/1,500	$0/$39,465
*Refers to the “Alion Science and Technology Corporation 2002 Stock Appreciation Rights (SAR) Plan” and “Alion Science and Technology Corporation 2004 Stock Appreciation Rights Plan” (see above, “Stock Appreciation Rights Plans” for more information regarding the SAR Plans).

(1)	No SAR awards during the fiscal year ended September 30, 2006.

(2)	In 2002, Mr. Goff was awarded 1,200 SARs at the exercise price of $10.00 per share. As of September 30, 2006, the value of Alion common stock is $41.02 per share.

(3)	In 2003, Mr. Goff was awarded 2,500 SARs at the exercise price of $14.71 per share. As of September 30, 2006, the value of Alion common stock is $41.02 per share.

(4)	The number of exercisable and unexercisable SARs is dependent on the plan vesting schedule. For example, as of September 30, 2006, for Mr. Goff, only 60% of the 1,200 SARs awarded in 2002 have vested, resulting in 720 exercisable SARs, of which all had been exercised as of September 30, 2006. As of September 30, 2006, the remaining SARs are unexercisable.

(5)	The value of exercisable and unexercisable SARs is dependent on the difference between the exercise price per share and the current fair value per share of Alion common stock. For example, as of September 30, 2006, for Mr. Goff, the exercise price for his SARs awarded in 2002 was $10 per share and the current value per share of Alion common stock is $41.02.
Phantom Stock Plans
     Phantom stock refers to hypothetical shares of Alion common stock. Each recipient of a phantom stock award receives a grant of a specified number of shares. Recipients, upon vesting, are generally entitled to receive an amount of money equal to the product of the number of hypothetical shares vested and the then current value of the Company’s common stock, based on the most recent valuation of the shares of common stock held by the ESOP Trust. Phantom stock may increase, or decrease, in value over time, resulting in cash payments under the phantom stock awards that may be greater, or less than, the value of the phantom stock at the date of grant. The compensation committee of the board of directors administers the Company’s phantom stock plans and is authorized to grant phantom stock to key management employees and outside directors.

Initial Phantom Stock Plan
     In February 2003, the Company’s Compensation Committee of Alion’s board of directors approved, and the board of directors subsequently adopted, the Alion Science and Technology Phantom Stock Plan (the Initial Phantom Stock Plan). The Initial Phantom Stock Plan has a term of ten years. The Plan is administered by the Compensation Committee or by the board of directors (if it so chooses) which may grant key management employees awards of phantom stock. Under the Initial Phantom Stock Plan, awards vest according to the following schedule:

	Vested Amount for Grant in
	February	November
Anniversary from Grant Date	2003	2003
1st	—	20%
2nd	—	20%
3rd	50%	20%
4th	25%	20%
5th	25%	20%
     The Initial Phantom Stock Plan contains provisions for acceleration of vesting in the event of the employee’s death, disability, or a change in control of the Company or in other circumstances. Terminated employees will usually forfeit their rights to all unvested phantom stock. In certain instances, however, an employee may receive a pro rata portion of his or her unvested phantom stock upon termination. For awards made prior to November 9, 2005, when an employee voluntarily terminates for good reason or is involuntarily terminated for any reason other than cause or just cause, as defined in his or her employment agreement with us, then that employee will receive a pro rata portion of his or her unvested phantom stock based on a ratio:
•	the numerator of which is the number of months from the date of grant of the phantom stock through the end of the month of such termination; and

•	the denominator of which is 60.
     For awards made on or after November 9, 2005, when an employee voluntarily terminates for good reason or is involuntarily terminated for any reason other than cause or just cause, as defined in the Initial Phantom Stock Plan, then that employee will receive a pro rata portion of his or her phantom stock equal to the greater of (i) the amount vested under the award’s normal vesting schedule, or (ii) the number of shares of phantom stock multiplied by the ratio set forth above.
     Phantom stock awards issued under the Initial Phantom Stock Plan are normally paid at the time the award becomes fully vested, or else upon the employee’s earlier death, disability or termination of service. However, a grantee may request payment for any portion of a phantom stock award that was vested on or before December 31, 2004, by filing a written election to exercise with the compensation committee at least 6 months before the requested exercise date and at least 3 months in advance of the ESOP valuation date that will apply to such exercise, and can continue to hold such unexercised phantom stock awards until the award becomes completely vested.
     In November 2005, the board of directors amended the Initial Phantom Stock Plan to permit employees to make a one-time election to receive payment for phantom shares as they vest each year or when fully vested. This election does not apply to awards vested before December 31, 2004 under the Initial Phantom Stock Plan, because the phantom stock holder may already exercise such awards at any time. An award holder who does not make an acceleration election as described above may elect to defer the proceeds of phantom stock into the Alion Science and Technology Corporation Executive Deferred Compensation Plan for a 5 year period, if he or she is eligible for the plan, by filing a deferral election with the Company at least one year in advance of the payment event. A 180 day election period applies for phantom stock awards vested on or before December 31, 2004.
     As of September 30, 2006, the Company had 117,971 shares of phantom stock outstanding under the Initial Phantom Stock Plan.
Second Phantom Stock Plan
     On November 9, 2004, the Company’s compensation committee approved, and the full board adopted, The Alion Science and Technology Corporation Performance Shares and Retention Phantom Stock Plan (the Second Phantom Stock Plan) to comply with the requirements of the American Jobs Creation Act. The Second Phantom Stock Plan permits awards of retention share phantom stock and performance share phantom stock. A retention award is for a fixed number of shares determined at the date of grant. A performance award is for an initial number of shares subject to change at the vesting date. Performance phantom shares are subject to forfeiture for failure to achieve a specified threshold value for a share of the Company’s common stock as of the vesting date. If the value of a share of the Company’s common stock equals the threshold value but does not exceed the target value, the number of performance shares in a given grant may be decreased by a specified percentage (generally up to 50 percent). If the value of a share of the Company’s common stock exceeds a pre-established target price on the vesting date, the number of performance shares in a given grant may be increased by a specified percentage (generally up to 20%).
     Performance share awards vest three years from date of grant (unless otherwise provided in an individual award agreement) and retention share awards vest as specified in each individual award agreement, provided that the grantee is still employed by the Company. Accelerated vesting is provided in the event of death, disability, involuntary termination without cause, or upon a change in control of the Company or in other circumstances, unless the individual award agreement provides otherwise. Grants are to be paid out on the “payment date” specified in the award agreement, which is generally five years and sixty days from the date of grant, unless the award holder elected to accelerate payment by filing an election no later than December 31, 2005, or elects to defer the proceeds of phantom stock into the Alion Science and Technology Corporation Executive Deferred Compensation Plan, as described below.
     In November 2005, the board of directors amended the Second Phantom Stock Plan to permit employees to make a one-time election to receive payment for phantom shares as they vest each year or when fully vested. An award holder who does not make an acceleration election as described above may elect to defer the proceeds of phantom stock into the Alion Science and Technology Corporation Executive Deferred Compensation Plan for a 5 year period, if he or she is eligible for the plan, by filing a deferral election with the Company at least one year in advance of the payment event.
     As of September 30, 2006, the Company had granted 207,778 shares of retention incentive phantom stock and 228,693 shares of performance incentive phantom stock to executive officers of the Company pursuant to the Second Phantom Stock Plan. Depending on the future financial performance of the Company, grantees may vest in performance incentive phantom shares at a greater (up to 20% more) or lesser (up to 50% less) number of shares than the target number of shares disclosed above.
Director Phantom Stock Plan
     On November 9, 2005, the Company’s compensation committee approved, and the full board adopted, the Alion Science and Technology Corporation Board of Directors Phantom Stock Plan (the Director Phantom Stock Plan). The Director Phantom Stock Plan provides for annual awards of shares of phantom stock to non-employee directors of the Company. The number of shares of phantom stock granted each year to each non-employee director is equal to the quotient obtained by dividing $35,000 by the fair market value of one share of the Company’s stock as of the date of the award rounded up to the next highest whole number. Fair market value is determined by the Compensation Committee in its sole discretion using the most recent valuation of the Company’s common stock made by an independent appraisal that meets the requirements of IRC Section 401(a)(28)(C), as of a date that is no more than 12 months before the date of the award.
     Grants under the Director Phantom Stock Plan vest in one-third increments each year for three years from the date of the award. Vesting of an award accelerates upon a grantee’s death or disability or upon a change of control of the Company or in other circumstances. Before each award is granted (or within 30 days of the grant date for individuals who become a director on the grant date), a director may elect whether to receive payment for phantom shares as they vest, or when the award is fully vested. A director who elects to receive payment when an award has fully vested may elect to defer the proceeds of the award into the Alion Science and Technology Director Deferred Compensation Plan provided the election is made no later than one year before the award fully vests. All payments made under the awards are required to be in cash.
     As of September 30, 2006, the Company had granted 7,808 shares of phantom stock under the Director Phantom Stock Plan.
     Under the three phantom stock plans, members of the Company’s Compensation Committee who are eligible to receive phantom stock or who have been granted phantom stock may vote on any matters affecting the administration of the plan or the grant of phantom stock, except that a member cannot act upon the granting of phantom stock to himself or herself. These voting provisions also apply to members of the Company’s board of directors when the board resolves to act under the plans.
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
     Under the plans, the payment that the Company will make upon the vesting of phantom stock is intended to be made in one lump sum within 60 days of the date of vesting unless a later date is set forth in an individual award agreement. The Compensation Committee, or the Company’s board of directors, if it resolves to do so, may delay payment for five years. If the payment is delayed, it will include interest accrued at the prime rate as of the date of vesting until the payment date. In general, the Company expects that the Compensation Committee, or the board if it resolves to do so, will examine the Company’s available cash and anticipated cash needs in determining whether to delay payment. Under limited circumstances, payments from the exercise of phantom stock may be rolled over into any non-qualified deferred compensation plan available to the employee.
     No voting or other rights associated with ownership of the Company’s common stock are given to phantom stockholders. References to shares of common stock under the plan are for accounting and valuation purposes only. As a result, an employee who receives phantom stock does not have any of the rights of a stockholder as a result of a grant of phantom stock.
     All three phantom stock plans permit the Compensation Committee to defer payments if it determines that payment is administratively impracticable or would jeopardize the solvency of the Company (provided that such impracticability or insolvency was unforeseeable as of the grant), or if the payment would violate a loan covenant or similar contract, or not be deductible under Section 162(m) of the Internal Revenue Code or if the payment would violate U.S. federal securities laws or other applicable law.
     All three phantom stock plans contain a provision to prevent an award to a person who is or would become (if the award were made) a “disqualified person” for as long as the Company maintains the ESOP. For this purpose, “disqualified person” means any individual who directly or beneficially (such as under the Alion ESOP) holds at least 10% of Alion equity, including outstanding common stock and “synthetic equity”, such as SARs or phantom stock. Any award that violates this provision is void.
     Subject to adjustments for merger or other significant corporate transactions or special circumstances, the shares of common stock that may be used for awards under all three phantom stock plans of the Company shall not exceed 2,000,000 shares (whether or not such awards have expired, terminated unexercised, or become unexercisable, or have been forfeited or otherwise terminated, surrendered or cancelled).
     The number of shares of the Company’s common stock used for reference purposes with respect to grants of phantom stock under the three phantom stock plans is as follows:

					Cumulative Shares
	Shares Issued by		Cumulative Shares Issued		Authorized under all
Date of Issuance	Plan		by Plan		Plans
February 2003	171,000	(1)	171,000	(1)	173,000	(1)
November 2003	52,685	(1)	223,685	(1)	225,000	(1),
February 2005	311,192	(2)	311,192	(2)	2,000,000	(2),
August 2005	2,960	(2)	314,152	(2)	2,000,000	(2),
November 2005	122,318	(2)	436,781	(2)	2,000,000	(2),
November 2005	7,808	(3)	444,589	(3)	2,000,000	(3)
(1) Number of shares authorized under the Initial Phantom Stock Plan as periodically amended and approved by the Compensation Committee of Alion’s board of directors.
(2) Number of shares authorized under the Second Phantom Stock Plan as periodically amended and approved by the Compensation Committee of Alion’s board of directors.
(3) Number of shares authorized under the Director Phantom Stock Plan as periodically amended and approved by the Compensation Committee of Alion’s board of directors.

     The following table sets forth information regarding phantom stock granted to the Named Executive Officers pursuant to the three phantom stock plans.

	Number of
	shares, units, or
Name	rights		Full vesting period	Period until payout
Bahman Atefi	65,500	(1)	February 2008 (2)	February 2008 (3)
	18,695	(1)	November 2008 (2)	November 2008 (3)
	65,926	(4)	February 2008 (5)	February 2010 (5)
	43,951	(4)	February 2008 (5)	February 2010 (5)
	27,863	(4)	November 2010 (5)	November 2010 (5)
	22,290	(4)	November 2008 (5)	November 2008 (5)

John (Jack) Hughes	10,000	(1)	February 2008 (2)	February 2008 (3)
	6,798	(1)	November 2008 (2)	November 2008 (3)
	30,297	(8)	February 2008 (5)	February 2010 (5)
	45,445	(8)	February 2008 (5)	February 2010 (5)
	11,145	(8)	November 2008 (5)	November 2008 (5)
	13,931	(8)	November 2010 (5)	November 2010 (5)

Stacy Mendler	28,500	(1)	February 2008 (2)	February 2008 (3)
	6,798	(1)	November 2008 (2)	November 2008 (3)
	24,151	(6)	February 2008 (5)	February 2010 (5)
	36,227	(6)	February 2008 (5)	February 2010 (5)
	11,145	(6)	November 2008 (5)	November 2008 (5)
	13,931	(6)	November 2010 (5)	November 2010 (5)

Randy Crawford	33,000	(1)	February 2008 (2)	February 2008 (3)
	6,798	(1)	November 2008 (2)	November 2008 (3)
	25,075	(7)	February 2008 (5)	February 2010 (5)
	4,179	(7)	November 2008 (5)	November 2008 (5)

Rob Goff	3,399	(1)	November 2008 (2)	November 2008 (3)
	25,075	(9)	February 2008 (5)	November 2010 (5)
	8,080	(9)	November 2008 (5)	November 2008 (5)

(1)	The initial set of awards made in February 2003 was made solely to Alion’s executive management team. The awards made in November 2003 were made to executive and senior management of Alion.

(2)	Pursuant to the Initial Phantom Stock Plan, recipients will become fully vested on the fifth year from the grant date, or approximately February 2008 and November 2008.

(3)	Pursuant to the Initial Phantom Stock Plan, or applicable award agreement, recipients will be paid commencing on the fifth year from the date of grant.

(4)	Pursuant to the Second Phantom Stock Plan, in February 2005, Dr. Atefi was awarded 65,926 shares of performance-based phantom stock and 43,951 shares of retention-based phantom stock. In November 2005, Dr. Atefi was awarded 27,863 shares and 22,290 shares of retention-based phantom stock, which vest on November 2008 and 2010, respectively.

(5)	Pursuant to the Second Phantom Stock Plan, recipients may be awarded performance-based or retention-based phantom stock. Under this plan, performance-based phantom stock will become fully vested three years from the date of grant; retention-based phantom stock will become fully vested as specified in the individual agreements. Under this plan, recipients of performance-based and retention-based phantom stock will be paid commencing on the fifth year from date of grant.

(6)	Pursuant to the Second Phantom Stock Plan, in February 2005, Ms. Mendler was awarded 24,151 shares of retention-based phantom stock and 36,227 shares of performance-based phantom stock. In November 2005, Ms. Mendler was awarded 11,145 shares and 13,931 shares of retention-based phantom stock, which vest on November 2008 and 2010, respectively.

(7)	Pursuant to the Second Phantom Stock Plan, in February 2005, Mr. Crawford was awarded 25,075 shares of performance-based phantom stock. In November 2005, Mr. Crawford was awarded 4,179 shares of retention-based phantom stock, which will vest on November 2008.

(8)	Pursuant to the Second Phantom Stock Plan, in February 2005, Mr. Hughes was awarded 30,297 shares of retention-based phantom stock and 45,445 shares of performance-based phantom stock. In November 2005, Mr. Hughes was awarded 11,145 shares and 13,931 shares of retention-based phantom stock, which vest on November 2008 and 2010, respectively.

(9)	Pursuant to the Second Phantom Stock Plan, in February 2003, Mr. Goff was awarded 25,075 shares of performance-based phantom stock. In November 2005, Mr. Goff was awarded 8,080 shares of retention-based phantom stock, which will vest on November 2008.
Employment Agreements
     Alion has entered into employment agreements with Bahman Atefi, Stacy Mendler, Randy Crawford, John Hughes and Rob Goff, the terms of which are set forth below.
     Under his employment agreement, Dr. Atefi will serve as President and Chief Executive Officer of Alion for a term of 60 months, commencing on December 20, 2002 and ending on December 20, 2007. He will receive a base annual salary of approximately $540,000 for fiscal year 2007 and will be eligible for a performance-based annual incentive bonus. Dr. Atefi is also eligible to participate in Alion’s Deferred Compensation Plan, Stock Appreciation Rights Plan, and Phantom Stock Plan. Under the terms of his employment agreement, Dr. Atefi will be given an allowance for a company car. In addition, his initiation fee and membership dues for a country club for business entertainment purposes are provided for under Dr. Atefi’s employment agreement. Dr. Atefi may terminate his employment agreement with 30 days advance written notice. If he does so, however, he will forfeit any incentive payments which might otherwise have been due him. Alion may terminate Dr. Atefi’s employment agreement for just cause, which includes, amongst others, theft or embezzlement of the Company’s material property, gross negligence, willful misconduct or neglect by Dr. Atefi of his duties. Alion may also terminate Dr. Atefi’s employment agreement without cause, although if Alion does so, it will have to make a lump sum severance payment to Dr. Atefi equal to the greater of
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
     For a minimum of one year after termination of Dr. Atefi’s employment, he is not permitted, in any way, to compete with Alion or solicit the Company’s employees.

     Under her employment agreement, Ms. Mendler will serve as Chief Operating Officer for Alion for a term of 60 months, commencing on December 20, 2002 and ending December 20, 2007. She will receive a base annual salary of approximately $325,000 for fiscal year 2007 and will be eligible for a performance-based annual incentive bonus. Ms. Mendler is also eligible to participate in Alion’s deferred compensation plan, stock appreciation rights plan, and phantom stock plan. Under the terms of her employment agreement, Ms. Mendler will be given an allowance for a company car. Ms. Mendler may terminate her employment agreement with 30 days notice. If she does so, however, she will forfeit any incentive payments which might otherwise have been due her. Alion may terminate Ms. Mendler’s employment agreement for cause, which includes, amongst others, fraud, theft or embezzlement, reckless, willful or criminal misconduct, or gross negligence, in Ms. Mendler’s performance of her duties. Alion may also terminate Ms. Mendler’s employment without cause, although if Alion does so, it will have to make a lump sum severance payment to Ms. Mendler equal to the greater of
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
     For a minimum of one year after termination of Ms. Mendler’s employment she is not permitted, in any way, to compete with Alion or solicit the Company’s employees.
     Under his employment agreement, Mr. Crawford will serve as Senior Vice President and Sector Manager of the Engineering and Information Technology Sector for Alion for a term of 60 months, commencing on December 20, 2002 and ending on December 20, 2007. He will receive a base annual salary of approximately $300,000 for fiscal year 2007 and will be eligible for a performance-based annual incentive bonus. Mr. Crawford is eligible to participate in Alion’s Deferred Compensation Plan, Stock Appreciation Rights Plan, and Phantom Stock Plan. Under the terms of his employment agreement, Mr. Crawford will be given an allowance for a company car. Mr. Crawford may terminate his employment agreement with 30 days notice. If he does so, however, he will forfeit any incentive payments which might otherwise have been due him. Alion may terminate Mr. Crawford’s employment agreement for cause, which includes, amongst others, commission of a crime involving fraud, theft or embezzlement, reckless, willful or criminal misconduct, or gross negligence in Mr. Crawford’s performance of his duties. Alion may also terminate Mr. Crawford’s employment without cause, although if Alion does so, it will have to make a lump sum severance payment to Mr. Crawford equal to the greater of
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
     For a minimum of one year after termination of Mr. Crawford’s employment he is not permitted, in any way, to compete with Alion or solicit the Company’s employees.

     Under his employment agreement, Mr. Hughes will serve as Executive Vice President and Chief Financial Officer of Alion for a term of 60 months, commencing on December 20, 2002 and ending on December 20, 2007. He will receive a base annual salary of approximately $310,000 for fiscal year 2007 and will be eligible for a performance-based annual incentive bonus. Mr. Hughes is also eligible to participate in Alion’s Deferred Compensation Plan, Stock Appreciation Rights Plan, and Phantom Stock Plan. Under the terms of his employment agreement, Mr. Hughes will be given an allowance for a company car. Mr. Hughes may terminate his employment agreement with 30 days notice. If he does so, however, he will forfeit any incentive payments which might otherwise have been due him. Alion may terminate Mr. Hughes’ employment agreement for cause, which includes, amongst others, fraud, theft or embezzlement, reckless, willful or criminal misconduct, or gross negligence in Mr. Hughes’ performance of his duties. Alion may also terminate Mr. Hughes’ employment without cause, although if Alion does so, it will have to make a lump sum severance payment to Mr. Hughes equal to the greater of Mr. Hughes’ annual base salary at the time of termination for the unexpired term of the employment agreement up to a maximum of two years; or an amount equal to Mr. Hughes base salary.
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
     For a minimum of one year after termination of Mr. Hughes employment he is not permitted, in any way, to compete with Alion or solicit the Company’s employees.
     Under his employment agreement, Mr. Goff will serve as Senior Vice President and Sector Manager of the Defense Operations Integration Sector for Alion, effective February 14, 2004. He will receive a base annual salary of approximately $310,000 for fiscal year 2007. Mr. Goff is also eligible to participate in Alion’s Deferred Compensation Plan, Stock Appreciation Rights Plan, and Phantom Stock Plan. Mr. Goff will be given an allowance for the lease of a company car. Mr. Goff may terminate his employment agreement with 30 days notice. If he does so, however, he will forfeit any incentive payments which might otherwise have been due him. Alion may terminate Mr. Goff’s employment agreement for cause, which includes, amongst others, commission of a crime involving fraud, theft or embezzlement, reckless, willful or criminal misconduct, or gross negligence in Mr. Goff’s performance of his duties. Within two years from the effective date, Alion may also terminate Mr. Goff’s employment without cause, although if Alion does so, it will have to make a lump sum severance payment to Mr. Goff equal to one year of annual base salary as of the date of termination.
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
Deferred Compensation Plans
     We maintain two Deferred Compensation Plans. One plan, the Executive Deferred Compensation Plan, covers members of management and other highly compensated officers of the Company. The other plan, the Directors Deferred Compensation Plan, covers members of the Company’s board of directors.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
     The following table sets forth certain information as of September 30, 2006, regarding the beneficial ownership of the Company’s common stock by certain beneficial owners and all directors and Named Executive Officers, both individually and as a group. The Company knows of no other person not disclosed herein beneficially owning more than 5% of the Company’s common stock. The address of the beneficial owner (as required) and the dates applicable to the beneficial ownership indicated are set forth in the footnotes below.

		Amount and Nature
		of Beneficial		Percentage
Name of Beneficial Owner	Title of Class	Ownership		of Class (1)
Five Percent Security Holders:
Illinois Institute of Technology (2)	Common stock	1,080,437	(3)	20.7
Directors (4) and Executive Officers:
Bahman Atefi	Common stock	67,004	(5)	1.3
John (Jack) Hughes	Common stock	7,105	(5)	*
Stacy Mendler	Common stock	72,109	(5)	1.4
Randy Crawford	Common stock	48,468	(5)	*
Rob Goff	Common stock	10,028	(5)	*
All Directors and Executive Officers as a Group (5 Persons )	Common stock	1,285,151	(5)	24.7

*	less than 1%.

(1)	Applicable percentages based on 5,210,126 shares outstanding on September 30, 2006, and also includes shares of common stock subject to warrants that may be exercised within 60 days of September 30, 2006. Such shares are deemed to be outstanding for the purposes of computing the percentage ownership of the individual or entity holding the shares, but are not deemed outstanding for purposes of computing the percentage of any other person shown in the table. This table is based upon information in the Company’s possession and believed to be accurate. Unless indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(2)	Illinois Institute of Technology’s address is 3300 South Federal Street, Chicago, IL 60616.

(3)	The number of shares deemed to be beneficially held by IIT represents currently exercisable warrants held by IIT under the Subordinated Warrant for an aggregate of 1,080,437 shares of common stock.

(4)	No directors (other than Dr. Atefi) are believed by the Company to be beneficial owners of its common stock.

(5)	Includes beneficial ownership of shares of Alion’s common stock pursuant to the Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan, which the Company refers to as the KSOP.
     Changes in Control
     The Company does not know of any arrangements, the operation of which may at a subsequent date result in a change in control of the Company.
Item 13. Certain Relationships and Related Transactions
     Since the beginning of the Company’s last fiscal year, including any currently proposed transactions, no directors, executive officers or immediate family members of such individuals were engaged in transactions with us or any subsidiary involving more than $60,000, other than the arrangements described in the section “Executive Compensation.”

Item 14. Principal Accountant Fees and Services
     Consistent with the charter of the Audit and Finance Committee, the Committee is responsible for engaging the Company’s independent auditors. Beginning with the year ended September 30, 2003, all audit and permitted non-audit services require pre-approval by the Audit and Finance Committee. The full Committee approves proposed services and fee estimates for these services. During fiscal years 2006 and 2005 all services performed by the auditors were pre-approved.
     The following table summarizes the fees of KPMG LLP, the Company’s independent registered public accounting firm up until May 12, 2006, and Deloitte & Touche LLP, the Company’s independent registered public accounting firm commencing on July 11, 2006, billed to the Company for each of the last two fiscal years for audit services and billed to the Company in each of the last two fiscal years for other services:

Fee Category	2006	2005
Audit Fees (1)	$1,235,970	$728,334
Audit-Related Fees (2)	292,646	65,988
Tax Fees and All Other Fees	58,866	—

Total Fees	$1,587,482	$794,322

(1)	Audit fees consist of fees for the audit of the Company’s financial statements, the review of the interim financial statements included in the Company’s quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of the Company’s financial statements and which are not reported under “Audit Fees”. In fiscal years 2005 and 2006, these services related to audit services provided in conjunction with acquisitions, accounting consultations, and audits of employee benefit plans. In fiscal years 2006 and 2005, these services related to audit of employee benefit plan and Sarbanes-Oxley Section 404 assistance. These services were approved by the Audit and Finance Committee.

PART IV
Item 15. Exhibits and Financial Statement Schedules
     The following documents are filed as part of the Annual Report on Form 10-K:

Consolidated Financial Statements of Alion Science and Technology Corporation

Reports of Independent Registered Public Accounting Firm

Consolidated Financial Statements:
Consolidated Balance Sheets as of September 30, 2006 and 2005
Consolidated Statements of Operations for the years ended September 30, 2006, 2005 and 2004
Consolidated Statements of Shareholder’s Equity (Deficit), for the years ended September 30, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the years ended September 30, 2006, 2005 and 2004
Notes to Consolidated Financial Statements

Consolidated Financial Statement Schedule
Schedule II — Valuation and Qualifying Accounts (in thousands)

Allowance for
Doubtful	Balance at	Charged to				Balance
Accounts	Beginning	Costs and				at End of
Receivable	of Year	Expenses	Deductions (1)	Acquisitions		Year
Fiscal year ended 2004	$2,484	$659	$(791)	$544	(2)	$2,896
Fiscal year ended 2005	$2,896	$700	$(970)	$913	(3)	$3,539
Fiscal year ended 2006	$3,539	$667	$(462)	$217	(4)	$3,961

1.	Accounts receivable written off against the allowance for doubtful accounts.

2.	Adjustments pursuant to the allocation of purchase price to assets acquired and liabilities assumed in Alion’s acquisitions of ITSC and IPS.

3.	Adjustments pursuant to the allocation of purchase price to assets acquired and liabilities assumed in Alion’s acquisitions of CATI, METI, and JJMA.

4.	Adjustments pursuant to the allocation of purchase price to assets acquired and liabilities assumed in Alion’s acquisitions of BMH, WCI, and MA&D and the Anteon Contracts.
(b) The following exhibits required by Item 601 of Regulation S-K

Exhibit
No.	Description
3.2	Amended and Restated By-laws of Alion Science and Technology Corporation.

3.3	Third Amended and Restated Certificate of Incorporation of Alion Science and Technology Corporation. (15)

4.1	Amended and Restated Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (1)

4.2	First Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (2)

4.3	Second Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (4)

4.4	Third Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (4)

4.5	Fourth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (4)

4.6	Fifth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (5)

4.7	Sixth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (5)

4.8	Seventh Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (5)

4.9	Eighth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (5)

4.10	Ninth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (8)

4.11	Tenth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (17)

4.12	Eleventh Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (17)

4.13	Twelfth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (25)

4.14	Thirteenth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (25)

4.15	Fourteenth Amendment to The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.

Exhibit
No.	Description
10.5	Seller Note Securities Purchase Agreement by and between IIT Research Institute and Alion Science and Technology Corporation. (2)

10.7	Seller Warrant Agreement by and among Alion Science and Technology Corporation, IIT Research Institute and Alion Science and Technology Employee Ownership, Savings and Investment Trust. (3)

10.8	Rights Agreement by and among Alion Science and Technology Corporation, IIT Research Institute and Alion Science and Technology Employee Ownership, Savings and Investment Trust. (2)

10.14	Employment Agreement between Alion Science and Technology Corporation and Bahman Atefi. (2)*

10.15	Employment Agreement between Alion Science and Technology Corporation and Stacy Mendler. (2)*

10.16	Employment Agreement between Alion Science and Technology Corporation and Randy Crawford. (2)*

10.18	Employment Agreement between Alion Science and Technology Corporation and John Hughes. (2)*

10.31	Agreement between Alion Science and Technology Corporation and James Fontana. (6)*

10.32	Employment Agreement between Alion Science and Technology Corporation and Leroy R. Goff III. (6)*

10.34	Addendum to Employment Agreement between Alion Science and Technology Corporation and James Fontana. (7)*

10.36	Senior Secured Credit facility that includes a revolving credit facility and Term B note, by and among Credit Suisse First Boston as arranger, various lenders, and Alion Science and Technology Corporation. (8)

10.38	First Amendment to the Seller Warrant Agreement. (8)

10.46	Second Amendment to the Seller Warrant Agreement. (9)

10.49	Commitment letter agreement by and between Alion Science and Technology Corporation and Credit Suisse First Boston. (10)

10.50	Third Amendment to the Seller Warrant Agreement. (11)

10.53	Stock Purchase Agreement by and among Alion Science and Technology Corporation, John J. McMullen Associates, Inc., Marshall and Ilsley Trust Company, N.A. as Trustee to the John J. McMullen, Inc. Employee Stock Ownership Trust and P. Thomas Diamant, Anthony Serro, and David Hanafourde. (12)

10.54	Incremental Term Loan Assumption Agreement and Amendment Number One to existing Term Loan Facility with Credit Suisse First. (13)

10.55	Employment Agreement between Alion Science and Technology Corporation and Anthony Serro. (14)*

10.56	Employment Agreement between Alion Science and Technology Corporation and P. Thomas Diamant. (14)*

10.57	Alion Science and Technology Corporation Board of Directors Phantom Stock Plan. (16)*

10.58	Amended and Restated Alion Science and Technology Corporation Phantom Stock Plan. (16)*

10.59	Amended and Restated Alion Science and Technology Corporation Performance Shares and Retention Phantom Stock Plan. (16)*

10.60	Amended and Restated Alion Science and Technology Corporation 2002 Stock Appreciation Rights Plan. (16)*

10.61	Amended and Restated Alion Science and Technology Corporation 2004 Stock Appreciation Rights Plan. (16)*

10.62	Amended and Restated Alion Science and Technology Corporation Executive Deferred Compensation Plan. (16)*

10.63	Amended and Restated Alion Science and Technology Corporation Director Deferred Compensation Plan. (16)*

10.64	Commitment letter by and between Alion Science and Technology Corporation, Credit Suisse and Credit Suisse Securities (USA) LLC. (18)

10.65	Incremental Term Loan Assumption Agreement and Amendment No. 2 dated as of March 24, 2006, by and among Alion Science and Technology Corporation, Human Factors Applications, Inc. (“HFA”), Alion — METI Corporation (“METI”), Alion — CATI Corporation (“CATI”), Alion — JJMA Corporation (“JJMA”), BMH Associates, Inc. (“BMH”), Washington Consulting, Inc. (“WCI”), Credit Suisse, and the lenders party thereto. (19)

10.66	Fourth Amendment to the Seller Warrant Agreement by and among Alion Science and Technology Corporation, IIT Research Institute and Alion Science and Technology Employee Ownership, Savings and Investment Trust. (20)

10.67	Mezzanine Warrant Redemption Agreement by and between Alion Science and Technology Corporation and Illinois Institute of Technology. (20)

10.68	Alion Mezzanine Warrant Redemption Agreement. by and among Alion Science and Technology Corporation, Alion Science and Technology Employee Ownership, Savings and Investment Trust and Bahman Atefi. (20)

10.69	Asset Purchase Agreement dated as of June 4, 2006, by and between Anteon Corporation, Alion Technical Services Corporation and Alion Science and Technology Corporation. (21)

Exhibit
No.	Description
10.70	Incremental Term Loan Assumption Agreement and Amendment No. 3 dated as of June 30, 2006, by and among Alion Science and Technology Corporation, HFA, METI, CATI, JJMA, BMH, WCI, MA&D, CS, and the lenders party thereto. (22)

10.71	Bridge Loan Agreement dated as of June 30, 2006, by and among Alion Science and Technology Corporation, HFA, METI, CATI, JJMA, BMH, WCI, MA&D, CS, and the lenders party thereto. (22)

10.72	Closing Letter Agreement dated as of June 30, 2006, by and among Alion Science and Technology Corporation, Alion Technical Services Corporation and Anteon Corporation. (23)

10.73	First Amendment to Seller Note Securities Purchase Agreement dated as June 30, 2006, by and between Alion Science and Technology Corporation and the Illinois Institute of Technology. (24)

10.74	Separation Agreement between Alion Science and Technology Corporation and Barry Watson. (26)*

10.75	Second Addendum to Employment Agreement between Alion Science and Technology Corporation and James Fontana. (27)*

10.76	Commitment letter by and between Alion Science and Technology Corporation, Credit Suisse and Credit Suisse Securities (USA) LLC. (28)

10.77	Amendment to Offer of Promotion between Alion Science and Technology Corporation and Leroy R. Goff III. (29)*

10.78	Offer Letter between Alion Science and Technology Corporation and Scott A. Fry. (30)*

10.79	Addendum to Offer Letter between Alion Science and Technology Corporation and Scott A. Fry. (31)*

14	Code of Ethics

16	Letter from KPMG LLP dated May 31, 2006. (32)

21	Subsidiaries of Alion Science and Technology Corporation are wholly-owned (either directly or indirectly) by Alion Science and Technology Corporation.:

(i) Human Factors Applications, Inc., incorporated in the Commonwealth of Pennsylvania,

(ii) Innovative Technology Solutions Corporation, incorporated in the State of New Mexico,

(iii)Alion-IPS Corporation, incorporated in the Commonwealth of Virginia,

(iv) Alion-METI Corporation, incorporated in the Commonwealth of Virginia,

(v) Alion-CATI Corporation, incorporated in the State of California,

(vi) Alion-JJMA Corporation, incorporated in the State of New York,

(vii) Alion Technical Services Corporation, incorporated in the Commonwealth of Virginia,

(viii) Alion Technical Services Corporation, incorporated in the State of Delaware,

(ix) Alion Canada (U.S.), Inc., incorporated in the State of Delaware,

(x) Alion Science and Technology (Canada) Corporation, incorporated in the Province of Nova Scotia,

(xi)Alion-BMH Corporation, incorporated in the Commonwealth of Virginia,

(xii)Washington Consulting, Inc., incorporated in the Commonwealth of Virginia,

(xiii)Alion-MA&D Corporation, incorporated in the State of Colorado.

23.1	Independent Auditor’s Consent.

23.2	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation pursuant to 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Pre-Effective Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 7, 2002.

(2)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Post-Effective Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 24, 2003.

(3)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarterly period ended December 12, 2002, filed with the Securities and Exchange Commission on February 3, 2003.

(4)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarterly period ended July 4, 2003, filed with the Securities and Exchange Commission on August 15, 2003.

(5)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 28, 2004.

(6)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2004, filed with the Securities and Exchange Commission on May 17, 2004.

(7)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2004, filed with the Securities and Exchange Commission on August 13, 2004.

(8)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2004, filed with the Securities and Exchange Commission on December 28, 2004.

(9)	Company’s Post-effective Amendment No. 5 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 24, 2005.

(10)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 9, 2005.

(11)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 14, 2005.

(12)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Form 8-K/A filed with the Securities and Exchange Commission on April 6, 2005.

(13)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 6, 2005.

(14)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 7, 2005.

(15)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2005, filed with the Securities and Exchange Commission on May 13, 2005.

(16)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 2, 2005.

(17)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2004, filed with the Securities and Exchange Commission on January 31, 2006.

(18)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 23, 2006.

(19)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 29, 2006.

(20)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 31, 2006.

(21)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 7, 2006.

(22)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 7, 2006.

(23)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 7, 2006.

(24)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 7, 2006.

(25)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2006, filed with the Securities and Exchange Commission on August 14, 2006.

(26)	Incorporated by reference to exhibit 10.73 previously filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2006, filed with the Securities and Exchange Commission on August 14, 2006.

(27)	Incorporated by reference to exhibit 10.74 previously filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2006, filed with the Securities and Exchange Commission on August 14, 2006.

(28)	Incorporated by reference to exhibit 10.75 previously filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2006, filed with the Securities and Exchange Commission on August 14, 2006.

(29)	Incorporated by reference to exhibit 10.76 previously filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2006, filed with the Securities and Exchange Commission on August 14, 2006.

(30)	Incorporated by reference to exhibit 10.77 previously filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2006, filed with the Securities and Exchange Commission on August 14, 2006.

(31)	Incorporated by reference to exhibit 10.78 previously filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2006, filed with the Securities and Exchange Commission on August 14, 2006.

(32)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Form 8-K/A filed with the Securities and Exchange Commission on June 1, 2006.

*	Denotes management contract and/or compensatory plan/arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 1, 2006	ALION SCIENCE AND TECHNOLOGY CORPORATION (Registrant)

	By:	/s/ BAHMAN ATEFI
Bahman Atefi
Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bahman Atefi Bahman Atefi	Chairman, Chief Executive Officer and Director	December 1, 2006

/s/ John M. Hughes John M. (“Jack”) Hughes	Chief Financial Officer (Principal Financial Officer)	December 1, 2006

/s/ Gary N. Amstutz Gary N. Amstutz	Senior Vice President and Executive Director of Finance	December 1, 2006

/s/ Leslie Armitage Leslie Armitage	Director	December 1, 2006

/s/ Lewis Collens Lewis Collens	Director	December 1, 2006

/s/ Harold Gehman Harold Gehman	Director	December 1, 2006

/s/ Donald E. Goss Donald E. Goss	Director	December 1, 2006

/s/ George A. Joulwan	Director	December 1, 2006
George A. Joulwan

/s/ Michael E. Ryan Michael E. Ryan	Director	December 1, 2006

/s/ Edward C. Aldridge, Jr. Edward C. Aldridge, Jr.	Director	December 1, 2006
     Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants which Have Not Registered Securities Pursuant to Section 12 of the Act
     No annual report or proxy material has been sent to security holders.