Form 10-Q
period 2006-12-31
ALION SCIENCE & TECHNOLOGY CORP
filed 2007-02-14
CIK 1166568

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006.

Commission File Number 333-89756

Alion Science and Technology Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation of Organization)	54-2061691 (I.R.S. Employer Identification No.)

10 West 35th Street Chicago, IL 60616 (312) 567 — 4000	1750 Tysons Boulevard, Suite 1300 McLean, VA 22102 (703) 918-4480
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

The number of shares outstanding of Alion Science and Technology Corporation Common Stock as of February 14, 2007, was: Common Stock 5,207,883

ALION SCIENCE AND TECHNOLOGY CORPORATION

FORM 10-Q

FOR THE THREE MONTHS DECEMBER 31, 2006

ALION SCIENCE AND TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
As of December 31, 2006 and September 30, 2006

	December 31,	September 30,
	2006	2006
	(In thousands, except share and per share information)
	(Unaudited)

Current assets:
Cash and cash equivalents	$340	$2,755
Accounts receivable, less allowance of $4,277 and $3,961 at December 31, 2006 and September 30, 2006, respectively	183,092	150,412
Stock subscriptions receivable	—	8,990
Prepaid expenses and other current assets	6,449	6,028

Total current assets	189,881	168,185
Property, plant and equipment, net	14,238	14,644
Intangible assets, net	71,151	75,403
Goodwill	391,166	387,927
Other assets	6,050	4,810

Total assets	672,486	650,969

Current liabilities:
Book cash overdraft	3,261	—
Current portion, Term B Senior Credit Facility note payable	3,430	2,816
Current portion, acquisition obligations	9,172	11,457
Trade accounts payable and accrued liabilities	77,287	62,803
Accrued payroll and related liabilities	27,897	35,135
Billings in excess of costs and estimated earnings on uncompleted contracts	2,212	2,163

Total current liabilities	123,259	114,374
Acquisition obligations, excluding current portion	2,562	3,568
Notes payable to bank	32,550	12,300
Term B Senior Credit Facility note payable, excluding current portion	251,853	252,100
Bridge loan payable	163,830	164,680
Subordinated note payable	48,022	46,963
Accrued compensation, excluding current portion	26,446	21,026
Accrued postretirement benefit obligations	4,086	3,722
Non-current portion of lease obligations	4,114	4,292
Redeemable common stock warrants	37,258	35,234

Total liabilities	693,980	658,259
Shareholder’s deficit:
Common stock, $0.01 par value, 8,000,000 shares authorized, 5,207,883 and 5,210,126 shares issued and outstanding at December 31, 2006 and September 30, 2006	52	52
Additional paid-in capital	91,737	91,829
Accumulated deficit	(113,283)	(99,171)

Total shareholder’s deficit	(21,494)	(7,290)

Total liabilities and shareholder’s deficit	$672,486	$650,969

See accompanying notes to condensed consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
	2006	2005
	(In thousands, except share and per share information)
	(Unaudited)

Contract revenue	$181,139	$101,289
Direct contract expense	140,101	76,305

Gross profit	41,038	24,984

Operating expenses:
Indirect contract expense	9,475	5,355
Research and development	654	245
General and administrative	16,613	12,359
Rental and occupancy expense	8,265	4,957
Depreciation and amortization	5,655	4,790
Bad debt expense	333	106

Total operating expenses	40,995	27,812

Operating income (loss)	43	(2,828)
Other income (expense):
Interest income	116	372
Interest expense	(14,358)	(5,445)
Other	74	140

Loss before income taxes	(14,125)	(7,761)
Income tax benefit (expense)	13	(19)

Net loss	$(14,112)	$(7,780)

Basic and diluted loss per share	$(2.71)	$(1.52)

Basic and diluted weighted average common shares outstanding	5,209,858	5,123,744

See accompanying notes to condensed consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2006	2005
	(In thousands)
	(Unaudited)

Cash flows from operating activities:
Net loss	$(14,112)	$(7,780)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,655	4,790
Accretion of debt to face value	234	221
Amortization of debt issuance costs	408	249
Decrease in value of interest rate cap agreement	76	50
Change in fair value of redeemable common stock warrants	2,024	1,800
Stock-based compensation	3,592	2,756
Gain on disposal of assets	(18)	—
Gain on sale of investments, net	(10)	(25)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(32,536)	(11,830)
Other assets	(1,729)	(149)
Trade accounts payable and accruals	10,130	(3,950)
Other liabilities	1,060	(787)

Net cash used in operating activities	(25,226)	(14,655)
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(6,560)	—
Capital expenditures	(1,533)	(1,605)

Net cash used in investing activities	(8,093)	(1,605)
Cash flows from financing activities:
Book overdraft	3,261	—
Repayment of Term B Credit Facility note payable	(655)	(360)
Payment of debt issuance costs	(850)	—
Borrowings under revolving credit facility	20,250	—
Purchase of shares of common stock from ESOP Trust	(92)	(7,592)
Cash received from issuance of common stock to ESOP Trust	8,990	1,693

Net cash provided by (used in) financing activities	30,904	(6,259)
Net decrease in cash	(2,415)	(22,519)
Cash and cash equivalents at beginning of period	2,755	37,778

Cash and cash equivalents at end of period	$340	$15,259

Supplemental disclosure of cash flow information:
Cash paid for interest	10,038	2,375
Cash paid for taxes	156	19

See accompanying notes to condensed consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)  Description and Formation of the Business

Alion Science and Technology Corporation and its subsidiaries (collectively, the Company or Alion) provides scientific and engineering expertise to research and develop technological solutions for problems relating to national defense, homeland security, and energy and environmental analysis. The Company provides these research services primarily to agencies of the federal government and, to a lesser extent, to commercial and international customers.

Alion, a for-profit S Corporation, was formed in October 2001 for the purpose of purchasing substantially all of the assets and certain of the liabilities of IITRI, a not-for-profit membership corporation affiliated with and controlled by Illinois Institute of Technology (IIT). On December 20, 2002, Alion acquired substantially all of the assets and liabilities of IITRI, excluding the assets and liabilities of IITRI’s Life Sciences Operation, for aggregate total proceeds of $127.3 million (the Transaction). Prior to that time, the Company’s activities were organizational in nature.

(2)  Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006, filed with the SEC on December 1, 2006.

The statements are prepared on the accrual basis of accounting and include the accounts of Alion and its wholly-owned subsidiaries from the date of acquisition. All significant inter-company accounts have been eliminated in consolidation.

•	Human Factors Application, Inc. (HFA) — acquired November 1998

•	Innovative Technology Solution Corporation (ITSC) — acquired October 2003

•	Alion — IPS Corporation — acquired February 2004

•	Alion — METI Corporation (METI) — acquired February 2005

•	Alion — CATI Corporation (CATI) — acquired February 2005

•	Alion Canada (US) Corporation — established February 2005

•	Alion Science and Technology (Canada) Corporation — established February 2005

•	Alion — JJMA Corporation (JJMA) — acquired April 2005

•	Alion Technical Services Corporation (Virginia) — established July 2005

•	Alion Technical Services Corporation (Delaware) — established May 2006

•	Alion — BMH Corporation (BMH) — acquired February 2006

•	Washington Consulting, Inc. (WCI) — acquired February 2006

•	Alion — MA&D Corporation (MA&D) — acquired May 2006

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

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

Reclassifications

Certain items in the condensed consolidated financial statements have been reclassified to conform to the current presentation.

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Goodwill and Other Intangibles

As required by SFAS 142, Goodwill and Other Intangible Assets, the Company reviews goodwill annually for impairment at the end of each fiscal year or if events or circumstances indicates potential impairment. The Company must recognize an impairment loss if, and to the extent that, goodwill exceeds fair value. The Company completed the fiscal year 2006 annual goodwill impairment analysis in the fourth quarter of fiscal year 2006. Based on this analysis, the Company concluded that no goodwill impairment existed as of September 30, 2006. For the three months ended December 31, 2006, there were no significant events that indicated the existence of goodwill impairment as of December 31, 2006. Intangible assets are amortized over their estimated useful lives of generally one to thirteen years primarily using the straight-line method.

Postretirement Benefits

The Company accounts for postretirement benefits other than pension in accordance with SFAS No. 106 Employers’ Accounting for Postretirement Benefits Other Than Pension which requires the cost to provide the benefits to be accrued over the employees’ period of active service. These costs are determined on an actuarial basis. The Company is amortizing its transition obligation for past service costs relating to these benefits over twenty years. Unrecognized actuarial gains and losses are amortized over the estimated average remaining service period for active employee plans and over the estimated average remaining life for retiree plans. The Company is currently analyzing the impact of adopting SFAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which requires an employer to recognize the over- or under-funded status of its defined benefit plan as an asset or liability, and to recognize in income any change in funded status in the year it occurs.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Alion Stock

The estimated fair value price per share is determined based upon a valuation performed by an independent, third-party firm.

(3)  Business Combinations

Fiscal Year 2006 Acquisitions

Acquisition of BMH Associates, Inc.  On February 10, 2006, the Company acquired 100 percent of the issued and outstanding stock of BMH, a provider of advanced software, systems engineering and distributed interactive simulations for military training and experimentation, for $20.0 million (less a $1.5 million hold back) plus additional contingent earn out obligations over a two year period which can not exceed $6.0 million. As of December 31, 2006, the Company has recorded approximately $19.2 million in goodwill relating to this acquisition. In the three months ended December 31, 2006, the Company recognized approximately $3.0 million in earn out obligations related to BMH. The purchase price allocation is preliminary and subject to change based upon the completion of the valuation of certain intangible assets and other items. The pro forma impact of this acquisition was not significant.

Acquisition of Washington Consulting, Inc.  On February 24, 2006, the Company acquired 100 percent of the issued and outstanding stock of WCI, a provider of enterprise IT and management consulting solutions and services to commercial and government customers, for $18.0 million (less a $1.5 million hold back) plus additional contingent earn out obligations over a two year period which can not exceed $2.5 million. As of December 31, 2006, the Company has recorded approximately $17.5 million in goodwill relating to this acquisition. In the three months ended December 31, 2006, the Company paid approximately $1.3 million in previously recognized earn out obligations related to WCI. The purchase price allocation is preliminary and subject to change based upon the completion of the valuation of certain intangible assets and other items. The pro forma impact of this acquisition was not significant.

Acquisition of Micro Analysis and Design, Inc.  On May 19, 2006, the Company acquired 100 percent of the issued and outstanding stock of MA&D, a provider of human factors engineering, modeling and simulation and software development for approximately $16.9 million (less a $2.0 million hold back) plus additional contingent earn out obligations over a two year period which can not exceed approximately $4.1 million. As of December 31, 2006, the Company has recorded approximately $16.1 million in goodwill relating to this acquisition. The purchase price allocation is preliminary and subject to change based upon the completion of the valuation of certain intangible assets and other items. The pro forma impact of this acquisition was not significant.

Acquisition of certain assets of Anteon Corporation.  On June 30, 2006, the Company acquired from Anteon a group of assets consisting primarily of customer contracts for approximately $221.4 million. As of December 31, 2006, the Company has recorded approximately $45.0 million for purchased contracts, net of accumulated amortization, and approximately $174.0 million in goodwill relating to this acquisition. The purchase price allocation is preliminary and subject to change based upon the completion of the valuation of certain intangible assets and other items.

The acquired identifiable intangibles assets in these transactions were as follows:

			Weighted
			Average
			Remaining
	Estimated	Residual	Amortization
Amounts in Millions	Fair Value	Value	Period

Purchased contracts	$54.7	$—	4 years

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

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

There were no plan assets as of December 31, 2006 and September 30, 2006. The Company uses an October 1 measurement date.

(6)  Loss Per Share

Basic and diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding excluding the impact of warrants, phantom stock and stock appreciation rights described herein as this impact would be anti-dilutive for all periods presented.

(7)  Shareholder’s Equity

The Company’s outstanding common stock is held by the Trust for the benefit of participants in the Plan. The Company provides a put option to any participant or beneficiary who receives a distribution of common stock which permits the participant or beneficiary to sell such common stock to the Company during certain periods, at the estimated fair value per share, which was $41.02 per share as of December 31, 2006. The estimated fair value per share is determined based upon a valuation performed by an independent, third-party firm. The Company may allow the Trust to purchase shares of common stock tendered to the Company under the put option.

Participants have the right to sell the shares distributed from their accounts that were acquired on the closing date of the Transaction at a value per share equal to the greater of the original purchase price or the estimated fair value price per share of the common stock.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(8)  Accounts Receivable

	December 31,	September 30,
	2006	2006
	(In thousands)

Billed receivables	$114,717	$106,310
Unbilled receivables:
Amounts currently billable	50,825	36,548
Revenues recorded in excess of milestone billings on fixed price contracts	5,881	5,591
Revenues recorded in excess of estimated contract value or funding	14,362	3,354
Retainages and other amounts billable upon contract completion	1,584	2,570
Allowance for doubtful accounts	(4,277)	(3,961)

Total Accounts Receivable	$183,092	$150,412

Revenues recorded in excess of milestone billings on fixed price contracts consist of amounts not expected to be billed within the next month. Amounts currently billable consist principally of amounts to be billed within the next month. Indirect cost rates in excess of provisional billing rates on U.S. government contracts are generally billable at actual rates shortly after the end of each fiscal year. Any remaining unbilled balance including retainage is billable upon contract completion or completion of Defense Contract Audit Agency audits. Revenues recorded in excess of contract value or funding are billable upon receipt of contractual amendments or other modifications. Costs and estimated earnings in excess of billings on uncompleted contracts totaled approximately $72.7 million as of December 31, 2006 and included approximately $14.4 million for customer-requested work for which the Company had not received contracts or contract modifications.

(9)  Property, Plant and Equipment

Property, Plant and Equipment consist of the following:

	December 31,	September 30,
	2006	2006
	(In thousands)

Leasehold improvements	$3,266	$2,709
Equipment and software	26,125	25,188

Total cost	29,391	27,897
Less accumulated depreciation and amortization	15,153	13,253

Net fixed assets	$14,238	$14,644

Depreciation and leasehold amortization expense for property, plant and equipment was approximately $1.4 million and $1.3 million for the three months ended December 31, 2006 and 2005, respectively.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(10)  Goodwill and Intangible Assets

As of December 31, 2006, the Company has recorded goodwill of approximately $391.2 million. Changes in the carrying amount of goodwill during the three months ended December 31, 2006, in the aggregate, are summarized in the following table:

Total
(In thousands)

Balance as of September 30, 2006	$387,927
Adjustment to initial allocation made during the three months ended December 31, 2006 (earnout obligations)	3,239

Balance as of December 31, 2006	$391,166

For the acquisitions completed during the year ended September 30, 2006, the purchase price allocations are preliminary and subject to change based upon the completion of the valuation of certain intangible assets and other items. There were no acquisitions during the three-months ended December 31, 2006.

As of December 31, 2006, the Company has recorded gross intangible assets of approximately $118.1 million, accumulated amortization of $46.9 million and net intangible assets of approximately $71.2 million. Intangible assets consist primarily of contracts purchased in connection with the acquisitions of JJMA, IPS, METI, BMH, WCI and MA&D and the contracts the Company acquired from Anteon Corporation (Anteon Contracts).

		Accumulated
	Gross	Amortization	Net
	(In thousands)

Purchased contracts	$115,246	$45,986	$69,260
Internal use software and engineering designs	2,155	498	1,657
Non-compete agreements	650	416	234

Total	$118,051	$46,900	$71,151

The intangible assets have estimated useful lives of generally one to thirteen years and are being amortized primarily using the straight-line method. The weighted-average remaining amortization period of intangible assets was approximately six years at December 31, 2006. Amortization expense was approximately $4.3 million and $3.5 million for the three months ended December 31, 2006 and 2005, respectively. Estimated aggregate amortization expense for the remainder of fiscal year 2007 and for each of the next five years and thereafter is as follows:

		(In thousands)

For the remaining nine months:	2007	$12,506
For the year ending September 30:	2008	16,457
	2009	15,273
	2010	14,504
	2011	8,599
	2012	1,049
	and thereafter	2,763

Total:		$71,151

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(11)  Long-Term Debt

The Company entered into various debt agreements (Senior Credit Agreement, Mezzanine Note, and Subordinated Note) on December 20, 2002 to fund its acquisition of substantially all the assets of the IIT Research Institute (IITRI), which was affiliated with and controlled by Illinois Institute of Technology (IIT). In August 2004, the Company entered into a new Term B senior secured credit facility (the Term B Senior Credit Facility) with a syndicate of financial institutions for which Credit Suisse serves as arranger, administrative agent and collateral agent, and for which LaSalle Bank National Association serves as syndication agent. In April 2005, the first amendment to the Term B Senior Credit Facility (Amendment One) added $72.0 million to the Company’s total Term B Senior Credit Facility debt. In March 2006, the second amendment to the Term B Senior Credit Facility (Amendment Two) increased the term loan commitment by $68.0 million, of which the full $68.0 million has been drawn down by the Company as of December 31, 2006, and increased the revolving credit commitment from $30.0 million to $50.0 million. On June 30, 2006, the third amendment to the Term B Senior Credit Facility (Amendment Three) added $50.0 million in Term B Senior Credit Facility debt.

Term B Senior Credit Facility

The Term B Senior Credit Facility consists of the following balances at December 31, 2006 and September 30, 2006:

	December 31,	September 30,
	2006	2006
	(In thousands)

Senior term loan	$258,360	$259,015
Less: Unamortized debt issuance costs	(3,077)	(4,099)

Term B Senior Credit Facility Note Payable	$255,283	$254,916
Less current maturities, net of unamortized debt issue costs	(3,430)	(2,816)

Term B Senior Credit Facility Note Payable, less current maturities	$251,853	$252,100

The Term B Senior Credit Facility as of December 31, 2006, consists of:

•	a senior term loan in the approximate amount of $258.4 million;

•	a $50.0 million senior revolving credit facility under which approximately $32.6 million was outstanding as of December 31, 2006, and approximately $4.5 million of which was allocated for letters of credit and as such is not available to be borrowed; and

•	a $150.0 million uncommitted incremental term loan “accordion” facility.

The Term B Senior Credit Facility requires the Company to repay one percent of the principal balance of the senior term loan during each of the first eight years (fiscal years 2005 through 2012) and the first quarter of fiscal year 2013 in equal quarterly principal installments and the remaining principal balance outstanding during the ninth and final year (2013)  in one principal installment. Through the quarter ending December 31, 2012, the Company is currently obligated to pay quarterly principal installments of approximately $0.7 million. On February 6, 2013, the senior term loan maturity date, the Company is obligated to pay a principal installment of the outstanding balance. (See discussion of debt amendment in Subsequent Events, Note 18).

Under the senior revolving credit facility, the Company may request up to $40.0 million in letters of credit and may borrow up to $5.0 million in swing line loans for short-term borrowing needs. The Company must pay all principal obligations under the senior revolving credit facility in full no later than August 2, 2009.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

The Company may prepay all or any portion of its senior term loan in minimum increments of $1.0 million, generally without penalty or premium, except for customary breakage costs associated with pre-payment of Eurodollar-based loans. If the Company issues certain permitted debt, or sells, transfers or disposes of certain assets, it must use all net proceeds to repay any Term B loan amounts outstanding. If the Company has excess cash flow for any fiscal year, it must use 50% of the net proceeds or excess cash flow to repay Term B loan amounts outstanding. If the Company’s leverage ratio (which compares the Company’s total debt to its Consolidated EBITDA) is less than 2 to 1, it must use only 25% of net proceeds or excess cash flow to repay Term B loan amounts outstanding.

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

Use of Proceeds.  In March 2006, the Company borrowed $32.0 million, used approximately $16.5 million to pay part of the WCI acquisition price, and paid approximately $13.6 million to redeem the mezzanine warrants held by IIT and the Company’s Chief Executive Officer. In May 2006, the Company borrowed $15.0 million to pay part of the MA&D acquisition price. On June 30, 2006, the Company borrowed $71.0 million to pay part of the Anteon Contracts acquisition price.

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

Security.  The Term B Senior Credit Facility is secured by a security interest in all of the Company’s current and future tangible and intangible property, as well as all of the current and future tangible and intangible property of many of the Company’s subsidiaries.

Interest and Fees.  Under the Term B Senior Credit Facility, the senior term loan and the senior revolving credit facility can each bear interest at either of two floating rates. The Company was entitled to elect that the senior term loan bear interest at an annual rate equal to: 1)  the applicable alternate base interest rate charged by Credit Suisse plus a 175 basis point spread or, 2)  the Eurodollar rate plus a 275 basis point spread. The Company was also entitled to elect that the senior revolving credit facility bear interest at an annual rate dependent on the Company’s leverage ratio and whether the Company made a Eurodollar or an alternate base borrowing. The alternate base rate is the greater of Credit Suisse’s prime rate or the federal funds effective rate, plus additional basis points corresponding to the Company’s leverage ratio at the time.

On April 1, 2005, the Company chose to have the senior term loan bear interest at the Eurodollar rate and the senior revolving credit facility bear interest at the ABR rate based on Credit Suisse’s prime rate. As of December 31, 2006, the Eurodollar rate on the senior term loan was 8.11 percent (5.36 percent plus 2.75 percent Eurodollar spread) and the ABR rate was 10.0 percent (8.25 percent plus 1.75 percent spread).

Interest Rate Cap Agreements.  The Company has three interest rate cap agreements in place with its senior lenders. The interest rate cap agreements limit the floating component of the Company’s total interest rate but do not affect leverage ratio based spreads. The Company’s effective interest rate on notional principal in each cap agreement is the sum of the floating component and the applicable spread, which is determined by the Term B Senior Credit Facility. The three interest rate cap agreements will expire on September 30, 2007.

Other Fees and Expenses.  Each quarter the Company is required to pay a commitment fee of 50 basis points per year on the prior quarter’s daily, unused balance of the revolving credit facility and senior term loan

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

commitment. As of December 31, 2006, the Company had approximately $32.6 million outstanding on the revolving credit facility and approximately $4.5 million was allocated for letters of credit; and the senior term loan was fully utilized. For the three months ended December 31, 2006, the Company paid approximately $0.02 million in commitment fees for the revolving credit facility and nothing for the senior term loan.

The Company is also required to pay an annual agent’s fee and a fronting fee not to exceed 25 basis points for each letter of credit issued under the revolving credit facility. Interest is due quarterly in arrears at the applicable revolving credit facility rate for all outstanding letters of credit.

Financial Covenants.  The Term B Senior Credit Facility requires the Company to meet certain financial performance measures typical of commercial loans of this type including leverage and interest coverage ratios. The Term B Senior Credit Facility includes other covenants that restrict the Company’s ability to take certain actions without the prior consent of senior lenders who extended a majority of the outstanding Term B loans. As of December 31, 2006, the Company was in compliance with the Term B Senior Credit Facility covenants.

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

Bridge Loan Agreement

On June 30, 2006, the Company entered into a Bridge Loan Agreement with Credit Suisse and borrowed $170.0 million (the Bridge Loan, also called the Initial Loan). Certain of the Company’s subsidiaries guaranteed the Bridge Loan. The Initial Loan is due December 31, 2007 and automatically converts to an Extended Loan maturing December 31, 2011, if not repaid by December 31, 2007. The Company expects to refinance the Bridge Loan Agreement before the end of February 2007 through the issuance of up to $250.0 million of senior unsecured notes expected to mature in 2015. (See discussion of debt amendment in Subsequent Events, Note 18).

Use of Proceeds.  The Company used the proceeds from the Bridge Loan to pay part of the cost of acquiring the Anteon Contracts.

Interest and Prepayment.  The Bridge Loan bears interest at a floating rate based on the Eurodollar Rate plus an applicable spread that varies over time. The first interest payment was paid on September 30, 2006. Interest is payable quarterly in arrears in cash except that the Company can use PIK notes to pay any interest in excess of 700 basis points over the applicable Eurodollar floating rate, or it can add the excess to the Bridge Loan principal. The Company may prepay all or any portion of the Bridge Loan in minimum increments of $100,000, with an aggregate minimum of $1.0 million plus applicable premium (described below) and customary breakage costs associated with pre-payment of Eurodollar-based loans prior to the end of the interest period. Bridge Loan prepayments are subject to an applicable premium percentage based on the prepayment date and vary over the life of the Bridge Loan.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Financial Covenants.  The Bridge Loan Agreement requires the Company to meet certain financial performance measures based on our leverage and interest coverage calculated in the same manner as under the Term B Senior Credit Facility. As of December 31, 2006, the Company was in compliance with the covenants set forth in the Bridge Loan.

As of December 31, 2006, the remaining fiscal year principal repayments (at face amount before debt discount) for outstanding indebtedness are as follows:

	2007	2008	2009	2010	2011	2012	Thereafter	Total
	(In thousands)

Senior Secured Term B Loan(1)	$1,965	$2,620	$2,620	$2,620	$2,620	$2,620	$243,295	$258,360
Bridge Loan(2)	—	—	—	—	—	—	175,100	175,100
Subordinated Seller Note(3)	—	—	19,950	19,950	—	—	—	39,900
Subordinated Paid in Kind Note(4)	—	—	7,402	7,402	—	—	—	14,804

Total principal payments	$1,965	$2,620	$29,972	$29,972	$2,620	$2,620	$418,395	$488,164

(1)	The table does not reflect any prepayments of the Term B Senior Credit Facility based on excess cash flow or other conditions as the timing and amount of any such payments are uncertain. The approximate $255.3 million on the face of the balance sheet (current and long-term portion) includes, as of December 31, 2006, approximately $3.1 million of unamortized debt issue costs which totaled approximately $12.3 million. The Company expects that it will need to refinance the Term B Senior Credit Facility before the end of fiscal year 2012.

(2)	The principal amount of $175.1 million includes $170.0 million principal at par value plus prepayment premium of $5.1 million (3% of par). The approximate $163.8 million on the face of the balance sheet includes, as of December 31, 2006, approximately $6.2 million in unamortized debt issue costs. The Company expects to refinance the Bridge Loan Agreement before the end of February 2007 through the issuance of up to $250.0 million of senior unsecured notes expected to mature in 2015. The Company intends to use the net proceeds to repay the Bridge Loan and a portion of the senior term loan. (See discussion of debt amendment in Subsequent Events, Note 18).

(3)	Repayment of $39.9 million for the face value of the Subordinated Seller Note in two equal payments of $19.95 million in years 2009 and 2010. The $39.9 million includes, as of December 31, 2006, approximately $3.6 million of unamortized debt discount assigned to fair value of the detachable warrants. On December 20, 2002, approximately $7.1 million was assigned as the fair value of the warrants in accordance with Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially settled in, a Company’s Own Stock.

(4)	During the eight-year term of the Subordinated Note, approximately $14.8 million of principal accretes to the note and is included in the principal payments in fiscal years 2009 and 2010. The principal, together with the outstanding balance of the PIK notes will be paid in equal amounts at the end of fiscal years 2009 and 2010.

(12)  Redeemable Common Stock Warrants

In connection with the issuance of the Subordinated Note and the Deferred Compensation Agreement described in Note 11, the Company issued 1,080,437 and 22,062, respectively, of detachable redeemable common stock warrants (the Warrants) to IITRI and Dr. Atefi. IITRI subsequently transferred all of its rights, title and interest in the warrants to IIT. The Subordinate Note Warrants have an exercise price of $10 per share and are exercisable until December 20, 2010. The Warrants permit the holders to sell warrants to the Company, at predetermined times, at the then current fair value of the common stock less the exercise price. The Warrants are classified as debt instruments in accordance with Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.  The Company recorded the initial $10.3 million estimated fair value of the Warrants as a discount to the face value of the notes issued and as a liability.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

The outstanding estimated fair value of the Warrants had an estimated fair value of $37.3 million as of December 31, 2006. The Company recognizes interest expense for changes in the estimated fair value of the Warrants.

(13)  Leases

Future minimum lease payments under non-cancelable operating leases for buildings, equipment and automobiles at December 31, 2006 are set out below. Under these operating leases, the Company subleased some excess capacity to subtenants under non-cancelable operating leases. In connection with the IPS, METI, and JJMA acquisitions, the Company assumed operating leases at above-market rates and recorded a loss accrual of approximately $4.9 million based on the estimated fair value of the lease liabilities assumed. The loss is being amortized over the lease terms; the remaining unamortized balance was $2.1 million at December 31, 2006. In connection with the IPS acquisition, the Company also acquired a related sub-lease pursuant to which it receives above-market rates. Based on the estimated fair value of the sublease, the Company recognized an asset of $0.6 million which is being amortized over the lease term. The remaining asset value was $0.3 million at December 31, 2006.

Fiscal Years Ending	(In thousands)

2007 (for the remainder of fiscal year)	$19,843
2008	25,488
2009	22,197
2010	16,453
2011	14,309
2012	9,743
and thereafter	22,829

Gross lease payments	$130,862
Less: non-cancelable subtenant receipts	5,281

Net lease payments	$125,581

Rent expense under operating leases was $7.5 million and $4.0 million for the three months ended December 31, 2006 and 2005, respectively. Sublease rental income under operating leases was $0.5 million for each of the three months ended December 31, 2006 and 2005, respectively.

(14)  Stock Appreciation Rights

As of December 31, 2006, under the 2002 SAR Plan, the Company had granted 236,400 SARs to directors and employees. Under the 2004 SAR Plan, the Company had granted 534,775 SARs to directors and employees. For the three months ended December 31, 2006 and 2005, the Company recognized approximately $1.2 million and $0.8 million, respectively, in compensation expense associated with the two SAR plans.

The table below sets out the disclosures and the assumptions used to value a share of Alion common stock and the Company’s grants of stock appreciation rights as of December 31, 2006 and September 30, 2006. For grants issued prior to October 1, 2006, the Company uses the intrinsic value method to recognize compensation expense pursuant to SFAS No. 123 Accounting for Stock-Based Compensation.  For grants issued on or after October 1, 2006, the Company uses a Black-Scholes-Merton option pricing model to recognize compensation expense pursuant to SFAS No. 123(R) Share-Based Payment.  The Company uses the fair market value of a share of its common stock to recognize expense for grants covered by SFAS 123; therefore no additional disclosures are required for these grants. .There is no established public trading market for Alion’s common stock. The ESOP is the only holder of our common stock. The Company uses an independent third party valuation firm to determine the fair market value of a share of Alion common stock. Alion does not expect to pay any dividends on its common stock. The terms of the senior credit facility and the subordinated note prohibit us from paying dividends without the consent of the respective lenders. We currently intend to retain future earnings, if any, for use in the operation of our business.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Alion Science and Technology Corporation
Stock-based Compensation Disclosures per FAS 123
Stock Appreciation Rights
As of December 31, 2006

	Shares	Shares	Total
	Granted to	Granted to	Shares	Exercise	Outstanding	Outstanding				Vested at	Exercisable at
Date of Grant	Employees	Directors	Granted	Price	at 9/30/06	at 12/31/06	Forfeited	Exercised	Expired	12/31/06	12/31/06

December 2002	64,250	—	64,250	$10.00	47,785	43,060	1,060	3,665	—	33,750	18,960
December 2002	—	29,400	29,400	$10.00	—	—	—	—	—	—	—
May 2003	300	—	300	$11.13	240	150	—	90	—	30	30
June 2003	300	—	300	$11.13	300	300	—	—	—	180	60
November 2003	129,550	—	129,550	$14.71	100,466	91,786	1,520	7,160	—	51,418	19,250
November 2003	—	12,600	12,600	$14.71	2,800	2,800	—	—	—	2,800	2,800
November 2004	—	12,600	12,600	$19.94	12,600	12,600	—	—	—	8,400	8,400
February 2005	164,750	—	164,750	$19.94	135,588	129,463	4,575	550	—	28,025	—
March 2005	2,000	—	2,000	$19.94	2,000	2,000	—	—	—	500	—
April 2005	33,000	—	33,000	$29.81	27,500	27,500	—	—	—	5,000	—
June 2005	2,000	—	2,000	$29.81	2,000	2,000	—	—	—	500	—
December 2005	276,675	—	276,675	$35.89	257,900	250,350	7,550	—	—	63,150	—
February 2006	13,000	—	13,000	$35.89	10,250	10,250	—	—	—	—	—
February 2006	7,500	—	7,500	$35.89	7,500	7,500	—	—	—	—	—
May 2006	7,000	—	7,000	$37.06	7,000	7,000	—	—	—	—	—
July 2006	15,000	—	15,000	$37.06	15,000	15,000	—	—	—	—	—
August 2006	1,250	—	1,250	$37.06	1,250	1,250	—	—	—	—	—
Total	716,575	54,600	771,175		630,179	603,009	14,705	12,465	—	193,753	49,500
Wtd Avg Exercise Price	$25.75	$13.38	$24.87		$26.39	$26.64	$26.87	$13.95	$—	$22.21	$13.79

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Alion Science and Technology Corporation
Stock-based Compensation Disclosures per FAS 123
Stock Appreciation Rights
As of December 31, 2006

	Risk Free			Remaining Life
Date of Grant	Interest Rate	Volatility	Expected Life	(months)

December 2002	4.06% - 4.49%	60%	5 yrs	10.3
December 2002	4.06% - 4.49%	60%	3 yrs	0.0
May 2003	2.70% - 3.30%	55%	5 yrs	15.7
June 2003	2.70% - 3.30%	55%	5 yrs	16.5
November 2003	4.06% - 4.49%	60%	5 yrs	22.2
November 2003	4.06% - 4.49%	60%	3 yrs	0.0
November 2004	3.10% - 3.60%	45%	3 yrs	10.3
February 2005	3.10% - 3.60%	45%	4 yrs	24.7
March 2005	3.10% - 3.60%	45%	4 yrs	25.9
April 2005	4.10% - 4.20%	45%	4 yrs	26.7
June 2005	4.10% - 4.20%	45%	4 yrs	28.9
December 2005	4.20% - 4.20%	40%	4 yrs	35.5
February 2006	4.20% - 4.20%	40%	4 yrs	37.2
February 2006	4.20% - 4.20%	40%	4 yrs	37.7
May 2006	4.82% - 4.83%	35%	4 yrs	40.5
July 2006	4.82% - 4.83%	35%	4 yrs	41.9
August 2006	4.82% - 4.83%	35%	4 yrs	43.8
Wtd Avg Exercise Price				28.5

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(15)  Phantom Stock Plans

As of December 31, 2006, under the Initial Phantom Stock Plan, the Company had granted 223,685 shares of phantom stock. Under the Second Phantom Stock Plan, the Company had granted 228,693 shares of retention phantom stock and 207,778 shares of performance phantom stock. Under the Director Phantom Stock Plan, the Company had granted 7,808 shares of phantom stock. For the three months ended December 31, 2006 and 2005, the Company recognized approximately $2.4 million and $1.9 million, respectively, in compensation expense associated with all three phantom stock plans.

The table below sets out the disclosures and the assumptions used to value a share of Alion common stock and the Company’s grants of phantom stock as of December 31, 2006 and September 30, 2006. For grants issued prior to October 1, 2006, the Company uses the intrinsic value method to recognize compensation expense pursuant to SFAS No. 123 Accounting for Stock-Based Compensation. For grants issued on or after October 1, 2006, the Company uses a Black-Scholes-Merton option pricing model to recognize compensation expense pursuant to SFAS No. 123(R) Share-Based Payment. The Company uses the fair market value of a share of its common stock to recognize expense for grants covered by SFAS 123; therefore no additional disclosures are required for these grants. .There is no established public trading market for Alion’s common stock. The ESOP is the only holder of the Company’s common stock. The Company uses an independent third party valuation firm to determine the fair market value of a share of Alion common stock. Alion does not expect to pay any dividends on its common stock. The terms of the senior credit facility and the Subordinated Note prohibit paying dividends without the consent of the respective lenders. The Company intends to retain future earnings, if any, for use in the business.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Alion Science and Technology Corporation
Stock-based Compensation Disclosures per FAS 123
Phantom Stock
as of December 31, 2006

				Grant
	Shares	Shares	Total	Date
	Granted to	Granted to	Shares	Price per	Outstanding	Outstanding				Vested at	Exercisable at
Date of Grant	Employees	Directors	Granted	Share	at 9/30/06	at 12/31/06	Forfeited	Exercised	Expired	12/31/06	12/31/06

February 2003	171,000	—	171,000	$10.00	85,000	85,000	—	—	—	16,500	16,500
November 2003	52,685	—	52,685	$14.71	32,971	26,513	—	6,458	—	8,158	8,158
February 2005	202,763	—	202,763	$19.94	202,763	202,763	—	—	—	—	—
February 2005	103,414	—	103,414	$19.94	103,414	103,414	—	—	—	—	—
February 2005	5,015	—	5,015	$19.94	5,015	5,015	—	—	—	1,254	—
August 2005	2,960	—	2,960	$33.78	2,960	2,960	—	—	—	987	—
November 2005	66,592	—	66,592	$35.89	66,592	66,592	—	—	—	—	—
November 2005	—	7,808	7,808	$35.89	6,832	6,832	—	—	—	2,277	2,277
November 2005	55,726	—	55,726	$35.89	55,726	55,726	—	—	—	—	—
Total	660,156	7,808	667,964		561,274	554,816	—	6,458	—	29,176	26,935
Wtd Avg Grant Date Fair Value Price per Share	$19.97	$35.89	$20.15		$21.87	$21.95	$—	$14.71	$—	$14.57	$13.62

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Alion Science and Technology Corporation
Stock-based Compensation Disclosures per FAS 123
Phantom Stock
as of December 31, 2006

	Risk Free			Remaining
Date of Grant	Interest Rate	Volatility	Expected Life	Life (Months)

February 2003	4.06% - 4.49%	60%	5 yrs	12.7
November 2003	4.06% - 4.49%	60%	5 yrs	21.8
February 2005	3.10% - 3.60%	45%	3 yrs	12.7
February 2005	3.10% - 3.60%	45%	3 yrs	12.7
February 2005	3.10% - 3.60%	45%	4 yrs	24.7
August 2005	3.72% - 3.77%	45%	3 yrs	18.9
November 2005	4.20% - 4.20%	40%	3 yrs	22.1
November 2005	4.20% - 4.20%	40%	3 yrs	22.1
November 2005	4.20% - 4.20%	40%	5 yrs	46.1
Wtd Avg Grant Date Fair Value Price per Share				17.9

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

Contract receivables from agencies of the federal government represented approximately $175.1 million, or 93.5%, of accounts receivable at December 31, 2006 and $91.3 million, or 94.7%, of accounts receivable at December 31, 2005. Contract revenues from agencies of the federal government represented approximately 94.3% of total contract revenues during the three months ended December 30, 2006 and 98.3% of total contract revenues during the three months ended December 31, 2005. Two prime contracts with the Department of Defense represented approximately 14.7% and 7.9% of revenue for the three months ended December 31, 2006. Two prime contracts with the Department of Defense represented approximately 17.4% and 11.6% of revenue for the three months ended December 31, 2005.

(17)  Commitments and Contingencies

Earn Out Commitments

The Company has earn out commitments related to the following acquisitions:

CATI — There is an earn out provision not to exceed $8.25 million based on the revenue of the business units that formerly comprised CATI. There is a second earn out provision not to exceed $1.5 million based on attaining certain revenue goals in the commercial aviation industry. The obligations continue until September 2007. In the three months ended December 31, 2006 and 2005, the Company recognized no earn out obligations for CATI.

BMH — There is an earn out provision not to exceed a total of $6.0 million based on the revenue of the business units that formerly comprised BMH. The obligation continues until December 2007. In the three months ended December 31, 2006, the Company recognized approximately $3.0 million in earn out obligation related to BMH.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

WCI — There is an earn out provision not to exceed a total of $2.5 million based on the revenue of the business units that formerly comprised WCI. The obligation continues until September 2007. In the three months ended December 31, 2006, the Company paid approximately $1.3 million in previously recognized earn out obligations related to WCI.

MA&D — There is an earn out provision not to exceed a total of $2.5 million based on the revenue of the business units that formerly comprised MA&D. The obligation continues until September 2007. In the three months ended December 31, 2006, the Company recognized no earn out obligations related to MA&D.

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

Alion’s primary provider of general liability insurance, St. Paul Travelers, has assumed defense of these lawsuits. However, since there is some uncertainty as to whether St. Paul Travelers received timely notice of a potential claim by Alion in connection with these lawsuits under its general liability insurance policy, St Paul Travelers indicated when it assumed defense of the lawsuits, that it was doing so subject to a reservation of rights to deny coverage. Nevertheless, even if St. Paul Travelers is ultimately able to properly deny coverage as a result of late notice of the lawsuits, the Company’s management does not believe that the lawsuits will have a materially adverse effect upon the Company, its operations or its financial condition. American International Group, the Company’s excess insurance carrier, has also been notified regarding these lawsuits.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect upon the Company’s business, financial position, operating results or ability to meet its financial obligations.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

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

(18)  Subsequent Events

On January 4, 2007, the Company borrowed a total of $15.0 million in additional term loans under the Term B Senior Credit Facility. Those loan proceeds, less approximately $300,000 in fees associated with the borrowing, were immediately used to pay down the outstanding balance on the senior revolving credit facility.

On February 6, 2007, the Company entered into an amendment to the Term B Senior Credit Facility, pursuant to which: (i) the maturity date of the senior term loans borrowed under the Term B Senior Credit Facility was extended to February 6, 2013, (ii) the fixed component of the interest rate payable by the Company on the outstanding amounts of senior term loans was reduced by 25 basis points, (iii) the principal repayment schedule was adjusted to require one balloon principal repayment at maturity; (iv) the amount of debt the company was allowed to incur in connection with the refinancing of the Bridge Loan was increased from $200.0 million to $250.0 million; the additional proceeds were used to repay a portion of the amounts outstanding under the Term B Senior Credit Facility; and (v) an incurrence test was added as an additional condition to the Company’s ability to incur permitted indebtedness. The extension of the maturity date and the adjustment to the amortization of principal resulted in a change in the timing and the amount of principal of senior term loans the Company must repay. As of February 8, 2007, through the quarter ending December 31, 2012, the Company is obligated to pay quarterly principal installments of $555,900. On February 6, 2013, the senior term loan maturity date, the Company is obligated to pay a principal installment of approximately $209.6 million.

On February 8, 2007, the Company issued and sold $250.0 million of its 10.25% senior unsecured notes due February 1, 2015 (Senior Unsecured Notes) to Credit Suisse, which has informed the Company that it has resold most of the Senior Unsecured Notes to qualified institutional buyers. Interest on the Senior Unsecured Notes will accrue at the rate of 10.25% annually and will be payable semiannually in arrears on February 1 and August 1, commencing on August 1, 2007. The Senior Unsecured Notes rank the same in right of payment with all existing and future senior indebtedness of the Company, including indebtedness outstanding under and which may be borrowed pursuant to the Term B Senior Credit Facility. The proceeds of the Senior Unsecured Notes were used to pay off all outstanding amounts under the Bridge Loan Agreement and approximately $72.0 million of the amounts outstanding under the Term B Senior Credit Facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of Alion’s financial condition and results of operations should be read together with the condensed consolidated financial statements and the notes to those statements. The following is intended to update the information contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006, and presumes that readers have access to, and will have read, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in that report.

Overview

We provide scientific, engineering and information technology solutions for problems relating to national defense, homeland security and energy and environmental analysis. We provide these services primarily to agencies of the federal government and, to a lesser extent, to commercial and international customers. Our revenues increased $79.8 million for the three months ended December 31, 2006 as compared to the three months ended December 31, 2005, through a combination of internal growth and acquisitions. The following table reflects, for each fiscal year indicated, summary results of operations data:

	For the Three
	Months Ended December 31,
	2006	2005
	(In millions)

Revenue	$181.1	$101.3
Net loss	(14.1)	(7.8)

The following table summarizes the percentage of revenues attributable to each contract type for the periods indicated.

	For the Three Months Ended December 31,
Contract Type	2006		2005
	(In millions)

Cost-reimbursement	$124.7	68.9%	$63.1	62.3%
Fixed-price	30.4	16.7%	19.3	19.0%
Time-and-material	26.0	14.4%	18.9	18.7%

Total	$181.1	100.0%	$101.3	100.0%

We contract primarily with the federal government. We expect most of our revenues to continue to come from government contracts and we expect that most of these contracts will be with the U.S. Department of Defense (DoD). The much smaller balance of our revenue comes from a variety of commercial customers, state and local governments, and foreign governments. The following table sets forth, for each period indicated, the percentage of our revenues from our major types of customers.

	For the Three Months Ended December 31,
Customer Type	2006		2005
	(In millions)

U.S. Department of Defense (DoD)	$163.9	90.5%	$94.0	92.8%
Other Federal Civilian Agencies	6.9	3.8%	5.6	5.5%
Commercial / State / Local and International	10.3	5.7%	1.7	1.7%

Total	$181.1	100.0%	$101.3	100.0%

The increase in percentage of the Commercial/State/Local and International customers for the three months ended December 31, 2006 is primarily a result of the work performed by CATI and WCI (commercial customers), as integrated business units of Alion, which were acquired subsequent to December 31, 2005.

Results of Operations

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005

For purposes of comparability, the selected financial information provided in the table below reflects the relative financial impact of the BMH, WCI and MA&D acquisitions and for the work performed in support of the contracts acquired from Anteon, which we refer to as the “acquired operations” of Alion, as they relate to the financial performance of Alion for the three months ended December 31, 2006, compared to the financial performance for three months ended December 31, 2005. All operations of Alion, other than those acquired through the above-noted acquisitions are referred to as “non-acquired operations.”

	Three Months Ended December 31, 2006						Three Months Ended December 31, 2005
					Consolidated
	Consolidated				Operations Less
	Operations		Acquired		Acquired		Consolidated
	of Alion		Operations*		Operations		Operations of Alion
	(Dollars in millions)						(Dollars in millions)
		%		%		%		%
Financial information		revenue		revenue		revenue		revenue

Total Revenue	$181.1		$79.5		$101.6		$101.3
Material and subcontract revenue	78.5	43.3%	38.4	48.3%	40.1	39.5%	32.8	32.4%
Total direct contract expenses	140.1	77.4%	62.7	78.9%	77.4	76.2%	76.3	75.3%
Major components of direct contract expenses Direct labor expense	61.2	33.8%	24.1	30.3%	37.1	36.5%	41.4	40.9%
Other direct labor expense (ODC)	4.9	2.7%	1.3	1.6%	3.6	3.5%	2.6	2.6%
Material and subcontract (M&S) expense	74.0	40.9%	37.3	46.9%	36.7	36.1%	32.3	31.9%
Gross profit	41.0	22.6%	16.8	21.1%	24.2	23.8%	25.0	24.7%
Total operating expense	41.0	22.6%	15.2	19.1%	25.7	25.3%	27.8	27.4%
Major components of operating expense Indirect personnel and facilities	17.7	9.8%	7.8	9.8%	9.9	9.7%	10.3	10.2%
General and administrative	13.0	7.2%	4.5	5.7%	8.5	8.4%	9.6	9.5%
Stock-based compensation (included in G&A expense)	3.6	2.0%	—	—	3.6	3.5%	2.8	2.8%
Depreciation and amortization	5.6	3.1%	2.9	3.6%	2.7	2.7%	4.8	4.7%
Income (loss) from operations	$0.0	0.1%	$1.6	2.0%	$(1.5)	(1.5)%	$(2.8)	(2.8)%

*	For the three months ended December 31, 2006, the operations of acquired entities and the operating results generated in support of the acquired Anteon contracts have been fully integrated within Alion on a consolidated basis. The selected financial information provided in the table represent actual results for the acquired and non-acquired operations rounded to the nearest one hundred thousand dollars.

Revenues.  Revenues for the three months ended December 31, 2006 increased $79.8 million, or 78.8%, over the three months ended December 31, 2005. This increase is attributable to the following:

•	Increase in revenue generated by the activities of the acquired operations	$79.5	million
•	Increase in revenue generated by the activities of the non-acquired operations	$0.3	million

	Total:	$79.8	million

As a component of revenue, material and subcontract (M&S) revenue for the three months ended December 31, 2006 increased approximately $45.7 million, or 139.3%, over the three months ended December 31, 2005. The acquired operations generated approximately $38.4 million of the increase. M&S revenue increased to 43.3% of total revenue from 32.4% of total revenue for the three months ended December 31, 2006 and 2005, respectively. This increase was due primarily to the increase in content of M&S revenue to total revenue from acquired operations, primarily related to WCI and for work provided in support of the Anteon contracts.

Direct Contract Expenses.  Direct contract expenses for the three months ended December 31, 2006 increased $63.8 million, or 83.6%, over the three months ended December 31, 2005. Approximately $62.7 million and $1.1 million in increased expenses were from acquired operations and non-acquired operations, respectively. Direct contract expenses were 77.4% and 75.3% of total revenue for the three months ended December 31, 2006 and 2005, respectively.

•	Direct labor expense for the three months ended December 31, 2006 increased $19.8 million, or 47.8%, over the three months ended December 31, 2005. Direct labor expense declined to 33.8% from 40.9% of total revenue for the three months ended December 31, 2006 and 2005, respectively. This decrease was due to the decrease in content of direct labor expense from acquired operations primarily related to WCI and for work provided in support of the Anteon contracts.

•	M&S expense for the three months ended December 31, 2006 increased $41.7 million, or 129.1%, over the three month period ended December 31, 2005. M&S expense increased to 40.9% from 31.9% of total revenue for the three months ended December 31, 2006 and 2005, respectively. The percent increase in M&S expense was due to the increase in content of M&S expense to total direct contract expense of the acquired operations, primarily related to WCI and for work provided in support of the Anteon contracts. M&S expense was approximately 94.3% and 98.5% of M&S revenue for the three months ended December 31, 2006 and 2005, respectively.

M&S expense has been increasing relative to direct labor, as a result of contracts obtained in connection with our acquired operations as well as higher levels of M&S related work on contracts in the non-acquired operations. This increased level of M&S expense is expected to continue for at least the next two fiscal years or until backlog on these contracts is expended.

Gross Profit.  Gross profit was $41.0 million and $25.0 million for the three months ended December 31, 2006 and December 31, 2005, respectively. Gross profit was 22.6% and 24.7% of total revenue for the three months ended December 31, 2006 and 2005, respectively. Gross profit margins decreased due to the relative increase in M&S contract work. M&S contract work typically generates lower profit margins than contract direct labor work.

Operating Expenses.  Operating expenses for the three months ended December 31, 2006 increased $13.2 million, or 47.4%, over the three months ended December 31, 2005. Operating expenses were 22.6% and 27.4% of total revenue for the three months ended December 31, 2006 and 2005, respectively. The changes in major components of operating expenses were:

•	Operating expenses for indirect personnel and rental and occupancy expenses for the three months ended December 31, 2006 increased approximately $7.4 million, or 72.0%, from the three months ended December 31, 2005. Operating expenses for indirect personnel and facilities declined to 9.8% from 10.2% of total revenue for the three months ended December 31, 2006 and 2005, respectively.

•	General and administrative (G&A) expense for the three months ended December 31, 2006 increased approximately $3.4 million, or 35.4%, over the three months ended December 31, 2005. G&A expenses were 7.2% and 9.5% of revenue for the three months ended December 31, 2006 and 2005, respectively. Approximately $1.2 million of the $3.4 million increase is due to increased fringe benefit expenses and approximately $1.0 million was due to third-party legal and accounting fees associated with financing expense and approximately $0.3 million for third party legal expense for contract protests. These additional expenses represent approximately 1.4% of total revenue. The remaining $0.9 million increase in G&A expense is associated with infrastructure costs to accommodate recent acquisitions.

•	Stock-based compensation expense (included in G&A expense) relates to the SAR and phantom stock plans. This expense for the three months ended December 31, 2006 increased approximately $0.8 million, or 28.6%, from the three months ended December 31, 2005. The increase in stock-based compensation expense results from the relative change in price of a share in Alion common stock and, to a lesser extent, the increase in the awards granted.

•	Depreciation and amortization expense for the three months ended December 31, 2006 increased approximately $0.8 million, or 16.7%, from the three months ended December 31, 2005. Depreciation expense primarily arises from fixed assets while amortization expense results primarily from purchase contracts. Depreciation and amortization expense was 3.1% and 4.7% of revenue for the three months ended December 31, 2006 and 2005, respectively.

Income (loss) from Operations.  There was operating income of $43,000 for the three months ended December 31, 2006, compared to an operating loss of $2.8 million for the three months ended December 31, 2005. Operating loss decreased because of the factors discussed above.

Other Income (Expense).  Other income (expense) for the three months ended December 31, 2006 increased approximately $9.2 million, or 187.2%, over the three months ended December 31, 2005. Interest expense for the three months ended December 31, 2006 increased approximately $9.0 million, or 163.7%, from the three months ended December 31, 2005, which was attributable to the following:

	Three Months Ended December 31,
	2006	2005
	(In millions)

Revolving facility	$0.7	$—
Senior term loan	5.7	2.6
Bridge loan	4.6	—
Subordinated Note	1.0	1.0
Accretion of warrants(a)	2.0	1.8
Other	0.4	—

Total	$14.4	$5.4

(a)	Reflects change in value assigned to the detachable warrants associated with Mezzanine and Subordinated notes based on the change in the value of Alion common stock and the number of warrants outstanding.

Income Tax (Expense) Benefit.  The Company has filed qualified subchapter S elections for all of its wholly-owned subsidiaries to treat them as disregarded entities for federal income tax purposes. Some states do not recognize the effect of these elections or Alion’s S corporation status. For our Canadian subsidiary, Alion Science and Technology (Canada) Corporation, we accrue a tax liability, as required. The Company recorded $13,000 income tax benefit and $19,000 income tax expense for the three months ended December 31, 2006 and 2005, respectively.

Net Loss.  The net loss for the three months ended December 31, 2006 increased approximately $6.3 million, or 81.4%, from the three months ended December 31, 2005, because of the factors discussed above.

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

The following discussion relates to the cash flow of Alion for the three months ended December 31, 2006 and 2005.

Operating activities used approximately $25.2 million and $14.7 million in net cash for the three months ended December 31, 2006 and 2005, respectively. The $10.5 million increase in use of cash is primarily attributable to the approximate $6.3 million increase in net loss and $20.7 million increase in use of cash to fund growth in accounts receivable, which was offset by the approximate $15.9 million decrease in payments of trade accounts payable and other liabilities.

Net cash used in investing activities was approximately $8.1 million and $1.6 million for the three months ended December 31, 2006 and 2005, respectively. During the three months ended December 31, 2006, the

Company paid approximately $6.6 million in acquisition related obligations (termination payments and earn out) for JJMA, WCI and MA&D. The Company spent approximately $1.5 million for capital expenditures unrelated to acquisitions.

Net cash provided by financing activities was approximately $30.9 million for the three months ended December 31, 2006, compared to net cash used in financing activities of $6.3 million for the three months ended December 31, 2005.

During the three months ended December 31, 2006, Alion borrowed approximately $20.3 million under the revolving credit facility for working capital needs and received $9.0 million from the issuance of common stock under the ESOP. During the three months ended December 31, 2005, the Company used cash to pay for increased distributions under the ESOP in the net amount of $5.9 million.

Discussion of Debt Structure

Term B Senior Credit Facility

As of December 31, 2006, the Term B Senior Credit Facility consisted of:

•	a senior term loan in the approximate amount of $258.4 million;

•	a $50.0 million senior revolving credit facility under which approximately $32.6 million was outstanding as of December 31, 2006, and approximately $4.5 million of which was allocated for letters of credit and as such is not available to be borrowed; and

•	a $150.0 million uncommitted incremental term loan “accordion” facility.

The discussion below describes the Term B Senior Credit Facility, as modified by Amendments One, Two, Three, Increment Four and Amendment Four; certain of the initial debt agreements (and other related instruments) used to finance the Transaction; and the Senior Unsecured Notes issued and sold by the Company in order to re-finance the amounts outstanding under the previously effective Bridge Loan Agreement and to repay amounts outstanding under the Term B Senior Credit Facility.

On August 2, 2004, the Company entered into a new Term B senior secured credit facility with a syndicate of financial institutions for which Credit Suisse serves as arranger, administrative agent and collateral agent, and for which LaSalle Bank National Association serves as syndication agent. On April 1, 2005, the Company entered into an incremental term loan facility and an amendment to the Term B Senior Credit Facility (Amendment One), which added $72.0 million in term loans to the Company’s total indebtedness under the Term B Senior Credit Facility. On March 24, 2006, the Company entered into a second incremental term loan facility and second amendment to the Term B Senior Credit Facility (Amendment Two), which increased the term loan commitment under the Term B Senior Credit Facility by $68.0 million. Amendment Two also increased the revolving credit commitment under the senior revolving credit facility from $30.0 million to $50.0 million. On June 30, 2006, the Company entered into a third incremental term loan facility and amendment to the Term B Senior Credit Facility (Amendment Three), which added $50.0 million in term loans to our total indebtedness under the Term B Senior Credit Facility. On January 4, 2007, the Company entered into a fourth incremental term loan facility (Increment Four), which added $15.0 million in term loans to our total indebtedness under the Term B Senior Credit Facility. On February 6, 2007, the Company entered into a fourth amendment to the Term B Senior Credit Facility (Amendment Four).

The Term B Senior Credit Facility requires the Company to repay one percent of the principal balance of the senior term loan during each of the first eight years (fiscal years 2005 through 2012) and the first quarter of fiscal year 2013 in equal quarterly principal installments and the remaining principal balance outstanding during the ninth and final year (2013) in one principal installment. As of December 31, 2006, through the quarter ending September 30, 2008, the Company was obligated to pay quarterly principal installments of approximately $0.7 million. As of February 6, 2007, through the quarter ending December 31, 2012, the Company is currently obligated to pay quarterly principal installments of $683,400. On February 6, 2013, the senior term loan maturity date, the Company is obligated to pay a principal installment of the outstanding balance.

Under the senior revolving credit facility, the Company may request up to $40.0 million in letters of credit and may borrow up to $5.0 million in swing line loans for short-term borrowing needs. The Company must pay all principal obligations under the senior revolving credit facility in full no later than August 2, 2009.

The Company may prepay all or any portion of its Term B debt in minimum increments of $1 million, generally without penalty or premium, except for customary breakage costs associated with pre-payment of Eurodollar-based loans. If the Company issues certain permitted debt, or sells, transfers or disposes of certain assets, it must use all net proceeds to repay any Term B loan amounts outstanding. If the Company issues certain kinds of equity or has excess cash flow for any fiscal year, it must use 50% of the net proceeds or excess cash flow to repay Term B loan amounts outstanding. If the Company’s leverage ratio is less than 2.00 to 1.00, it must use only 25% of net proceeds or excess cash flow to repay Term B loan amounts outstanding.

If the Company borrows any additional term loan, including under the uncommitted incremental term loan facility, and certain terms of such loan are more favorable to the new lenders than existing terms under the Term B Senior Credit Facility, the applicable interest rate spread on the senior term loans can increase. As a result, additional term loans could increase the Company’s interest expense under its existing term loans. Certain of the Company’s subsidiaries (HFA, CATI, METI, JJMA, BMH, WCI and MA&D) guaranteed the Company’s obligations under the Company’s Term B Senior Credit Facility.

Use of Proceeds.  On August 2, 2004, the Company borrowed $50.0 million through the senior term loan under the Term B Senior Credit Facility and used approximately $47.2 million to retire its then outstanding senior term loan and revolving credit facility administered by LaSalle Bank including principal and accrued unpaid interest and paid approximately $2.8 million in transaction fees. In October 2004, the Company borrowed approximately $22.0 million of the senior term loan to retire its existing $19.6 million mezzanine note and to pay approximately $2.4 million in accrued unpaid interest and prepayment premium. On April 1, 2005, the Company borrowed $72.0 million in an incremental term loan under the Term B Senior Credit Facility. The Company used approximately $58.7 million of the incremental term loan proceeds to pay a portion of the JJMA acquisition price, and approximately $1.3 million to pay transaction fees associated with the incremental term loan. The Company used approximately $12.0 million to pay a portion of the BMH acquisition price. On March 24, 2006, the Company entered into Amendment Two which made available to the Company $68.0 million in additional incremental term loans. The Company used approximately $16.5 million of these incremental term loan proceeds to pay a portion of the WCI acquisition price, and approximately $13.6 million to redeem the mezzanine warrants held by IIT and the Company’s Chief Executive Officer. On May 15, 2006, the Company borrowed $15.0 million of the incremental term loans made available under Amendment two in order to pay a portion of the MA&D acquisition price. On June 30, 2006, the Company borrowed $21.0 million of the incremental term loans made available under Amendment Two and $50.0 million in incremental term loans under Amendment Three in order to pay a portion of the acquisition price for the Anteon Contracts. On January 4, 2007, the Company borrowed $15.0 million of the incremental term loans made available under Increment Four. Those loan proceeds, less approximately $0.3 million in fees associated with the borrowing, were immediately used to pay down the outstanding balance on the senior revolving credit facility.

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

Interest and Fees.  Under the Term B Senior Credit Facility, the senior term loan and the senior revolving credit facility can each bear interest at either of two floating rates. As of December 31, 2006, the Company was entitled to elect that interest be payable on the Company’s senior term loan at an annual rate equal to either: 1) the applicable alternate base interest rate charged by Credit Suisse plus a 175 basis point spread or, 2) the Eurodollar rate plus a 275 basis point spread. As of February 6, 2007, the spread associated with the alternate base interest rate charged by Credit Suisse from time to time was lowered to 150 basis points, and the spread associated with the Eurodollar rate in effect from time to time was lowered to 250 basis points. The Company was also entitled to elect that interest be payable on the senior revolving credit facility at an annual rate dependent on the Company’s leverage ratio and whether the borrowing is a Eurodollar or an alternate base rate (ABR) borrowing. As of February 6, 2007, under the Term B Senior Credit Facility, if the Company were to elect a Eurodollar borrowing under its senior revolving credit facility, interest would be payable at an annual rate equal to the Eurodollar rate plus additional basis points as reflected in the table below under the column “Eurodollar Spread” corresponding to the Company’s leverage ratio at the time. Under the Term B Senior Credit Facility, if the Company were to elect an ABR borrowing under its senior revolving credit facility, the Company would pay interest at an alternate base interest rate based on the greater of Credit Suisse’s prime rate or a federal funds effective rate, plus additional basis points reflected in the table below under the columns “Prime Rate ABR Spread” or “Federal Funds ABR Spread” corresponding to the Company’s leverage ratio at the time.

	Eurodollar	Federal Funds	Prime Rate
	Spread	ABR Spread	ABR Spread
Leverage Ratio	(in basis points)	(in basis points)	(in basis points)

Category 1	275	225	175
Greater than or equal to 3.00 to 1.00
Category 2	250	200	150
Greater than or equal to 2.50 to 1.00 but less than 3.00 to 1.00
Category 3	225	175	125
Greater than or equal to 2.00 to 1.00 but less than 2.50 to 1.00
Category 4	200	150	100
Less than 2.00 to 1.00

On April 1, 2005, the Company elected to have the senior term loan bear interest at the Eurodollar rate and the senior revolving credit facility bear interest at the ABR rate based on Credit Suisse’s prime rate. As of December 31, 2006, the Eurodollar rate on the senior term loan was 8.11 percent (5.36 percent plus 2.75 percent Eurodollar spread) and the ABR rate was 10.0 percent (8.25 percent plus 1.75 percent spread).

Interest Rate Cap Agreements.  The Term B Senior Credit Facility required us to maintain interest rate hedge agreements acceptable to Credit Suisse to cap our interest expense on at least 40% of our long-term senior debt for a period of at least two years from the date the first such agreement was put into place. This covenant expired on August 16, 2006. We currently have three interest rate cap agreements in place with our senior lenders.

The interest rate cap agreements cap the floating component of the total interest rate we pay, but do not affect spreads based on leverage ratio. The actual effective rate of interest that we pay on principal subject to each cap agreement is equal to the floating component (which is capped) plus the applicable spread. The applicable interest rate spread in the Term B Senior Credit Facility is added to the applicable capped interest rate to determine our effective interest rate on the notional principal subject to the interest rate cap agreement.

In August 2004, we paid approximately $319,000 to cap our rate at 6.64% (3.89% floating rate cap plus 2.75% spread) on $36.9 million in notional principal from September 2004 through September 2005 and 7.41% (4.66% floating rate cap plus 2.75% spread) from September 2005 through September 2007. The notional principal declines over time to $34.5 million at September 2007. In April 2005, Amendment One reduced the Eurodollar spread to 225 basis points, such that the total interest payable with respect to the principal amount covered by the first cap agreement was reset to 6.91% (4.66% floating rate cap plus 2.25% spread). In March 2006, Amendment Two increased the Eurodollar spread to 250 basis points, such that the total interest payable with respect to the principal amount covered by the first cap agreement was reset to 7.16% (4.66% floating rate cap plus 2.50% spread). In June 2006, Amendment Three increased the Eurodollar spread to 275 basis points, such that the total interest payable with respect to the principal amount covered by the first cap agreement was reset to 7.41% (4.66% floating rate cap plus 2.75% spread). In January 2007, Amendment Four decreased the Eurodollar spread to 250 basis points, such that the total interest payable with respect to the principal amount covered by the first cap agreement was reset to 7.16% (4.66% floating rate cap plus 2.50% spread).

In April 2005, we paid approximately $117,000 to cap our interest rate at 7.25% (5.00% floating rate cap plus 2.25% spread) on an additional $28.0 million in notional principal through September 2007. In March 2006, Amendment Two increased the Eurodollar spread to 250 basis points, such that the total interest payable with respect to the principal amount covered by the second cap agreement was reset to 7.50% (5.00% floating rate cap plus 2.50% spread). In June 2006, Amendment Three increased the Eurodollar spread to 275 basis points, such that the total interest payable with respect to the principal amount covered by the second cap agreement was reset to 7.75% (5.00% floating rate cap plus 2.75% spread). In January 2007, Amendment Four decreased the Eurodollar spread to 250 basis points, such that the total interest payable with respect to the principal amount covered by the second cap agreement was reset to 7.50% (5.00% floating rate cap plus 2.50% spread).

In April 2006, we paid approximately $43,600 to cap our interest rate at 8.00% (5.50% floating rate cap plus 2.50% spread) on an additional $30.0 million in notional principal through September 2007. In June 2006, Amendment Three increased the Eurodollar spread to 275 basis points, such that the total interest payable with respect to the principal amount covered by the third cap agreement was reset to 8.25% (5.50% floating rate cap plus 2.75% spread). In January 2007, Amendment Four decreased the Eurodollar spread to 250 basis points, such that the total interest payable with respect to the principal amount covered by the third cap agreement was reset to 8.00% (5.50% floating rate cap plus 2.50% spread).

Other Fees and Expenses.  Each quarter the Company is required to pay a commitment fee equal to 50 basis points per year on the prior quarter’s daily unused balance of the revolving credit facility and the senior term loan. As of December 31, 2006, there was approximately $32.6 million outstanding on the revolving credit facility and there was no unused balance on the senior term loan. For the three months ended December 31, 2006, the Company paid a commitment fee of approximately $20,000 for the revolving credit facility and no commitment fee for the senior term loan.

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

Financial Covenants.  The Term B Senior Credit Facility requires the Company to meet certain financial performance measures over the life of the facility. These financial measures are used by the Company’s lenders in evaluating the Company’s leverage capacity, debt service ability and liquidity that result from the calculation of leverage ratio and interest coverage ratio as required by the terms of the Term B Senior Credit Facility. As defined below, both the leverage ratio and interest coverage ratios refer to the non-GAAP terms “EBITDA” and “Consolidated EBITDA” as defined in the Term B Senior Credit Facility. EBITDA and consolidated EBITDA have been calculated by management in accordance with the financial covenants and have not been audited. The definition, calculation and reconciliation of the differences between these non-GAAP financial measures to the most comparable financial measures calculated and presented in accordance with GAAP in this quarterly report on Form 10-Q are included in the schedules that follow.

a) Consolidated EBITDA — Definition

Consolidated EBITDA is defined in the Term B Senior Credit Facility as: (a) the Company’s consolidated net income (or loss), as defined therein, plus (b) without duplication, to the extent deducted from net income or included in the net loss, the sum of: (i) interest expense; (ii) provision for income taxes; (iii) depreciation and amortization, including amortization of other intangible assets; (iv) cash contributions to the ESOP in respect of the repurchase liability of the Company under the ESOP Plan; (v) any non-cash charges or expenses (other than the write-down of current assets) including (A) non-cash expenses associated with the recognition of the difference between the fair market value of the remaining outstanding Warrants (see Note 12 “Redeemable Common Stock Warrants”) and the exercise price of those Warrants, (B) non-cash expenses with respect to the stock appreciation rights and phantom stock plans, and the remaining outstanding Warrants and accretion of those Warrants and

(C) non-cash contributions to the ESOP, (vi) any extraordinary losses and (vii)  any nonrecurring charges and adjustments treated as such by the third-party valuation firm that prepares valuation reports in connection with the ESOP, minus (c) without duplication, (i) all cash payments made on account of reserves, restructuring charges and other non-cash charges added to net income (or included in net loss) pursuant to clause (b)(v) above in a previous period and (ii) to the extent included in net income (or net loss), any extraordinary gains and all non-cash items of income, all determined on a consolidated basis in accordance with GAAP.

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

Consolidated EBITDA has limitations as an analytical tool, and is not to be considered in isolation or as a substitute for analysis of the Company’s financial performance or liquidity as reported under GAAP. Some of these limitations are:

•	Consolidated EBITDA does not reflect the Company’s cash expenditures, or future requirements for capital expenditures or contractual commitments;

•	Consolidated EBITDA does not reflect changes in, or cash requirements for, the Company’s working capital needs;

•	Consolidated EBITDA does not reflect interest expense, or the cash requirements necessary to service interest or principal payments, on the Company’s debt; and although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Consolidated EBITDA does not reflect any cash requirements for such replacements.

The calculation and reconciliation to the most comparable financial measure calculated and presented in accordance with GAAP is included in the table below.

Alion Science and Technology Corporation
Non-GAAP Measures — EBITDA and Consolidated EBITDA
For the Twelve Months Ended December 31, 2006 and 2005

Calculation of EBITDA	2006	2005
	(Dollars in thousands)

Net loss	$(37,447)	$(42,054)
Plus: Interest expense	38,604	37,148
Plus: Income tax expense (benefit)	(6)	34
Plus: Depreciation and amortization expense	17,431	19,073

EBITDA	$18,582	$14,201

Calculation of Consolidated EBITDA	2006	2005
	(Dollars in thousands)

EBITDA	$18,582	$14,201
Plus: Cash contributions to ESOP in respect of the repurchase liability	—	—
Plus: Non-cash expenses with respect to the stock appreciation rights and phantom stock plans (Stock-based compensation less cash settlements)*	11,574	12,927
Plus: Non-cash contributions to the ESOP (including Company 401-k match)*	8,796	5,980
Plus: Nonrecurring charges and adjustments by third-party valuation firm that prepares valuation reports in connection with the ESOP	17,340	4,425

Consolidated EBITDA	$56,292	$37,533

*	Non-cash expenses with respect to the stock appreciation rights and phantom stock plans and non-cash contributions to the ESOP constitute all the non-cash charges and expenses that are included in the calculation of Consolidated EBITDA.

Leverage Ratio.  As of December 31, 2006, the Company’s leverage ratio was calculated by dividing the total outstanding amount of all of the Company’s consolidated indebtedness, but excluding the amount owed under the Company’s Subordinated Note and the aggregate amount of letters of credit issued on the Company’s behalf other than drawings which have not been reimbursed, by the Company’s Consolidated EBITDA for the previous four fiscal quarters on a rolling basis. The maximum total leverage ratio is measured as of the end of each of our fiscal quarters. As of December 31, 2006, for each of the following time periods, the Company was permitted to maintain a maximum leverage ratio not greater than the following:

Period	Ratio

June 30, 2006 through September 30, 2007	6.50 to 1.00
October 1, 2007 through June 30, 2008	6.00 to 1.00
July 1, 2008 through June 30, 2009	5.75 to 1.00
Thereafter	5.25 to 1.00

The calculation of the Company’s leverage ratio for the twelve months ended December 31, 2006 and 2005 is set forth in the table below.

Alion Science and Technology Corporation
Computation of Leverage Ratio
Under the Term B Senior Credit Facility
For the Twelve Months Ended December 31, 2006 and 2005

	2006	2005
	(Dollars in thousands)

Numerator:
Revolving credit facility	$33,404	$—
Term B Senior Credit facility debt outstanding, at face value	258,360	142,560
Bridge loan	170,000	—

Total debt outstanding	$461,764	$142,560

Denominator:
Consolidated EBITDA	$56,292	$37,533
Plus: Acquisition-related pro forma adjustment	17,229	3,550

Consolidated EBITDA with pro forma effect of acquisitions	$73,521	$41,083

Leverage ratio:	6.28	3.47

The Company’s leverage ratio covenant was converted into a senior secured leverage ratio covenant pursuant to Amendment Four. Beginning February 6, 2007, the Company’s senior secured leverage ratio will be calculated by dividing the total outstanding amount of all of the Company’s consolidated indebtedness secured by a lien, but excluding the Senior Unsecured Notes and the amount owed under the Company’s Subordinated Note and the aggregate amount of letters of credit issued on the Company’s behalf other than drawings which have not been reimbursed, by the Company’s Consolidated EBITDA for the previous four fiscal quarters on a rolling basis. The maximum total senior secured leverage ratio is measured as of the end of each of our fiscal quarters. Beginning as of February 6, 2007, for each of the following time periods, the Company will be permitted to maintain a maximum senior secured leverage ratio not greater than the following:

Period	Ratio

February 6, 2007 through September 30, 2007	4.00 to 1.00
October 1, 2007 through September 30, 2008	3.75 to 1.00
October 1, 2008 through September 30, 2009	3.25 to 1.00
Thereafter	3.00 to 1.00

Interest Coverage Ratio.  As of December 31, 2006, the Company’s interest coverage ratio was calculated by dividing the Company’s consolidated EBITDA, less amounts the Company spends attributable to property, plant, equipment and other fixed assets, by the Company’s consolidated interest expense. As of December 31, 2006, for each of the following time periods, the Company was required to maintain a minimum interest coverage ratio not less than the following:

Period	Ratio

June 30, 2006 through September 30, 2007	1.65 to 1.00
October 1, 2007 through September 30, 2008	1.75 to 1.00
Thereafter	2.00 to 1.00

The calculation of the Company’s interest coverage ratio for the twelve months ended September 30, 2006 and 2005 is set forth in the table below.

Alion Science and Technology Corporation
Computation of Interest Coverage Ratio
Under the Term B Senior Credit Facility
For the Twelve Months Ended December 31, 2006 and 2005

	2006	2005
	(Dollars in thousands)

Numerator:
Consolidated EBITDA	$56,292	$37,533
Plus: Acquisition-related pro forma adjustment	17,229	3,550

Consolidated EBITDA with pro forma effect of acquisitions	73,521	41,083
Less: Capital expenditures	5,155	3,238

Consolidated EBITDA with pro forma effect of acquisitions less capital expenditures	$68,366	$37,845

	2006	2005
	(Dollars in thousands)

Denominator:
Consolidated interest expense	$27,012	$8,680
Interest coverage ratio	2.53	4.36

The Company’s interest coverage ratio was modified pursuant to Amendment Four. Beginning February 6, 2007, in order for the Company to remain in compliance with this covenant, the interest coverage ratio for any period of four consecutive quarters, in each case taken as one accounting period, can not be less than 1.35 to 1.00.

The Term B Senior Credit Facility includes other covenants which, among other things, restrict the Company’s ability to do the following without the prior consent of syndicate bank members that have extended more than 50 percent or more of the aggregate amount of all loans then outstanding under the Term B Senior Credit Facility:

•	incur additional indebtedness other than permitted additional indebtedness after satisfying a leverage based incurrence test;

•	consolidate, merge or sell all or substantially all of the Company’s assets;

•	make certain loans and investments including acquisitions of businesses, other than permitted acquisitions;

•	pay dividends or distributions other than distributions needed for the ESOP to satisfy its repurchase obligations and for certain payments required under the Company’s equity based incentive plans;

•	enter into certain transactions with the Company’s shareholders and affiliates;

•	enter into certain transactions not permitted under ERISA;

•	grant certain liens and security interests;

•	enter into sale and leaseback transactions;

•	change lines of business;

•	repay subordinated indebtedness before it is due and redeem or repurchase certain equity;

•	pay certain earn outs in connection with permitted acquisitions; or

•	use the proceeds of the Company’s borrowings other than as permitted by the Term B Senior Credit Facility.

Events of Default.  The Term B Senior Credit Facility contains customary events of default including, without limitation:

•	payment default;

•	breach of representations and warranties;

•	uncured covenant breaches;

•	default under certain other debt exceeding an agreed amount;

•	bankruptcy and insolvency events;

•	notice of debarment, suspension or termination under a material government contract;

•	certain ERISA violations;

•	unstayed judgments in excess of an agreed amount;

•	failure of the subordinated note to be subordinated to the Term B Senior Credit Facility;

•	failure of any guarantee of the Term B Senior Credit Facility to be in effect;

•	failure of the security interests to be valid, perfected first priority security interests in the collateral;

•	failure of the Company to remain an S-corporation;

•	imposition on the ESOP Trust of certain taxes in excess of an agreed amount;

•	final determination that the ESOP is not a qualified plan;

•	incurrence of a civil or criminal liability in excess of $5 million of the Company or any subsidiary arising from a government investigation;

•	the actual termination of a material contract due to alleged fraud, willful misconduct, negligence, default or any other wrongdoing; or

•	change of control (as defined below).

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

For the years ended December 31, 2006 and 2005, the Company was in compliance with the financial covenants set forth in the Term B Senior Credit Facility.

Bridge Loan Agreement

On June 30, 2006, the Company entered into a Bridge Loan Agreement with Credit Suisse and borrowed $170.0 million (the Bridge Loan). Certain of the Company’s subsidiaries guaranteed the Bridge Loan Agreement. The Company used the proceeds from the Bridge Loan to pay part of the cost of acquiring the Anteon Contracts. On February 8, 2007, the Company used a majority of the proceeds of the issuance and sale of the Senior Unsecured Notes to repay all amounts outstanding under the Bridge Loan Agreement.

The Bridge Loan Agreement required the Company to meet certain financial performance measures and to comply with certain other covenants. As of December 31, 2006, the Company was in compliance in all material respects with the covenants set forth in the Bridge Loan Agreement.

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

Senior Unsecured Notes

On February 8, 2007, the Company issued and sold $250.0 million of its 10.25% senior unsecured notes due February 1, 2015 (Senior Unsecured Notes) to Credit Suisse, which has informed the Company that it resold most of the Senior Unsecured Notes to qualified institutional buyers.

Use of Proceeds.  The proceeds of the Senior Unsecured Notes were used to pay off all outstanding amounts under the Bridge Loan Agreement and approximately $72.0 million of the amounts outstanding under the Term B Senior Credit Facility.

Security.  The Senior Unsecured Notes are currently guaranteed by HFA, CATI, METI, JJMA, BMH, WCI and MA&D and will be guaranteed by certain of the Company’s future subsidiaries.

Ranking.  The Senior Unsecured Notes are senior unsecured obligations of the Company and rank the same in right of payment with all existing and future senior indebtedness of the Company including future indebtedness under the Term B Senior Credit Facility. However, all of the Company’s secured debt and other obligations in effect from time to time, including the amounts outstanding under the Term B Senior Credit Facility, are effectively senior to the Senior Unsecured Notes to the extent of the value of the assets securing such debt or other obligations. The Senior Unsecured Notes rank senior in right of payment to all existing and future subordinated indebtedness, including the subordinated notes.

Interest and Fees.  The Senior Unsecured Notes bear interest at 10.25% per year, payable semi-annually in arrears on February 1 and August 1, commencing on August 1, 2007. The Company will make each interest payment to the holders of record on the immediately preceding January 15 and July 15. The Company will pay interest on overdue principal at 11.25% per annum and will pay interest on overdue installments of interest at 11.25% per annum to the extent lawful.

Optional Redemption.  Prior to February 1, 2011, the Company may redeem all, but not less than all, of the Senior Unsecured Notes at a redemption price equal to 100% of the principal amount of the Senior Unsecured Notes plus accrued and unpaid interest to the redemption date plus an applicable make-whole premium as of the redemption date.

In addition, any time prior to February 1, 2010, subject to certain conditions, the Company may use the proceeds of a qualified equity offering to redeem Senior Unsecured Notes in an aggregate principal amount not to exceed $87.5 million at a redemption price equal to the sum of 110.25% of the aggregate principal amount of the notes actually redeemed, plus accrued and unpaid interest to the redemption date.

On or after February 1, 2011, the Company may redeem all or a portion of the Senior Unsecured Notes at the redemption prices set forth below (expressed in percentages of principal amount on the redemption date), plus accrued and unpaid interest to the redemption date, if redeemed during the 12-month period commencing on February 1 of the years set forth below:

Period	Redemption Price

2011	105.125%
2012	102.563%
2013 and thereafter	100.000%

Covenants.  The Indenture governing the Senior Unsecured Notes contains covenants that, among other things, limit the Company’s ability and the ability of certain of its subsidiaries to:

•	incur or guarantee additional indebtedness;

•	pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness, except in certain circumstances for the junior subordinated notes and junior warrants;

•	repurchase or redeem shares of Company stock in connection with distributions and diversifications from the ESOP component of the KSOP;

•	transfer or sell assets including shares of stock of certain subsidiaries of the Company outside the ordinary course of business;

•	make investments other than certain permitted investments;

•	engage in business unrelated to the Company’s existing business;

•	incur certain liens and enter into sale/leaseback transactions;

•	enter into certain transactions with affiliates;

•	restrict the ability of subsidiaries to pay dividends and make their distributions and loans to the Company; and

•	merge or consolidate with other companies.

Events of Default.  The Indenture contains customary events of default, including:

•	payment default;

•	uncured covenant breaches;

•	default under an acceleration of certain other debt exceeding $30 million;

•	certain bankruptcy and insolvency events;

•	a judgment for payment in excess of $30 million entered against the Company or any material subsidiary that remains outstanding for a period of 60 days and is not discharged, waived or stayed; and

•	failure of any guarantee of the Senior Unsecured Notes to be in effect or the denial or disaffirmation by any subsidiary guarantor of its guaranty obligations.

Exchange Offer; Registration Rights.  Under a registration rights agreement executed in connection with the Senior Unsecured Notes, the Company, subject to certain exceptions, has agreed to:

•	file a registration statement with the SEC with respect to a registered offer to exchange the Notes for publicly registered notes, within 90 days after the issue date of the Senior Unsecured Notes;

•	use reasonable best efforts to cause the registration statement to be declared effective under the Securities Act within 240 days after the issue date of the Notes;

•	commence the exchange offer as soon as practicable after the effectiveness of the registration statement; and

•	keep the exchange offer open for not less than 30 days after the date notice of the exchange offer is mailed to the holders of the Notes.

The Company has agreed to pay additional interest on the Senior Unsecured Notes if the Company does not comply with these or certain other of its obligations under the registration rights agreement.

Change of Control.  Upon the occurrence of any of the following events, each holder of Senior Unsecured Notes has the right to require that the Company repurchase such holder’s notes at a purchase price in cash equal to 101 percent of the principal amount of such holder’s notes plus accrued and unpaid interest:

•	subject to certain exceptions, a person, other than the ESOP Trust, is or become the beneficial owner, directly or indirectly, of more than 35% of the total voting power or voting stock of the Company;

•	individuals who on the date of issuance of the Senior Unsecured Notes constituted the board of directors of the Company, cease for any reason to constitute a majority of the board of directors of the Company;

•	the adoption of a plan relating to the liquidation or dissolution of the Company; and

•	subject to certain exceptions, the merger or consolidation of the Company with or into another person or the merger of another person with or into the Company, or the sale of all or substantially all the assets of the Company to another person.

During the remainder of fiscal year 2007 and the next six fiscal years, at a minimum, we expect that we will have to make the estimated interest and principal payments set forth below. These estimates include the effects of the following financing transactions subsequent to December 31, 2006 (see discussion of debt amendment in Note 18 — Subsequent Events in the Notes to the Condensed Consolidated Financial Statements):

•	Additional borrowings of $15.0 million of senior term loans on January 4, 2007, under the Term B Senior Credit Facility;

•	Extension of the maturity date of the senior term loans outstanding under the Term B Senior Credit Facility to February 6, 2013;

•	Issuance of $250.0 million in Senior Unsecured Notes on February 8, 2007;

•	Repayment of the entire outstanding balance of the Bridge Loan on February 8, 2007; and

•	Re-payment of $51.0 million in outstanding principal of senior term loans on February 8, 2007, under the Term B Senior Credit Facility.

	6-Fiscal Year Period
	2007*	2008	2009	2010	2011	2012	Thereafter
	($ In thousands)

Bank revolving credit facility
- Interest(1)	$386	$250	$250	$250	$250	$250	$750
Senior Secured Term B Loan
- Interest(2)	12,979	16,398	16,274	16,292	16,554	16,712	8,482
- Principal(3)	1,668	2,224	2,224	2,224	2,224	2,224	209,574
Senior Unsecured Notes
- Interest(4)	12,216	25,625	25,625	25,625	25,625	25,625	64,063
- Principal(4)	—	—	—	—	—	—	250,000
Subordinated note
- Interest(5)	—	—	6,384	3,192	—	—	—
- Principal(5)	—	—	27,352	27,352	—	—	—

Total cash — Pay interest	25,581	42,273	48,533	45,359	42,429	42,587	73,295
Total cash — Pay principal	1,668	2,224	29,576	29,576	2,224	2,224	459,574

Total	$27,249	$44,497	$78,109	$74,935	$44,653	$44,811	$532,869

*	Estimated interest and principal payments for the remainder of fiscal year 2007.

(1)	The Company anticipates accessing, from time to time, its $50.0 million bank revolving credit facility to finance the Company’s ongoing working capital needs. The remaining term of the revolving credit facility is approximately two years; however, the Company expects to access a revolving credit facility as an on-going requirement to fund working capital at least through 2012. For the remainder of fiscal year 2007, the average balance drawn on the revolving credit facility is projected to be approximately $2.0 million. For the fiscal years 2008 through 2012, the Company anticipates the balance drawn on the Company’s then revolving credit facility will be minimal. As of December 31, 2006, the Company has borrowed approximately $32.5 million under the revolving credit facility, approximately $4.5 million of which was allocated for letters of credit and as such is not available to be borrowed. Interest expense value includes an estimate for the unused balance fee on the $50.0 million revolving credit facility.

(2)	The projected average annual senior term loan balance the Company estimates will be drawn under the Term B Senior Credit Facility is as follows: $227.6 million, $219.6 million, $217.4 million, $215.1 million, $212.9 million, and $210.7 million for the remainder of fiscal year 2007 and for fiscal years ending September 30, 2008 through 2012, respectively. The Company expects it will need to refinance the Term B Senior Credit Facility before the end of fiscal year 2012 and expects interest expense to continue at levels similar to prior years. Based on an estimated LIBOR rate plus the Credit Suisse Eurodollar spread, the effective annual interest rate for the remainder of fiscal year 2007, and for fiscal years ending September 30, 2008 through 2012 is estimated to be approximately 7.6%, 7.5%, 7.5%, 7.6%, 7.8%, and 7.9%, respectively. The effective interest rate takes into account the interest rate cap agreements which limit the interest rate on a portion, but not all, of the outstanding principal balance of the Term B Senior Credit Facility. The cap agreements expire in September 2007. Outstanding principal balances not under the cap agreements had interest based on the Eurodollar rate. The senior term loan matures February 6, 2013. The approximate impact of a 1% increase in the interest rate, as applied to principal balances drawn under the senior term loan not covered by the current interest rate cap agreements would be $1.4 million, $2.2 million, $2.2 million, $2.2 million, $2.1 million, and $2.1 million for the remainder of fiscal year 2007 and for fiscal years ending September 30, 2008 through 2012, respectively. Estimated interest expense includes an estimate for the commitment fee on the senior term loan.

(3)	The Term B Senior Credit Facility requires the Company to repay approximately 1.0 percent of the principal balance outstanding under the senior term loan annually. Approximately 6.0 percent of the principal will be paid during fiscal years 2007 through 2012 and the first quarter of fiscal year 2013 and the remaining principal balance will be repaid on February 6, 2013, the senior term loan maturity date. The table reflects the balance drawn of $258.4 million as of December 31, 2006, plus the $15.0 million in additional term loans drawn under the Term B Senior Credit Facility on January 4, 2007, less a $51.0 million repayment of the Term B Senior loan on February 8, 2007 from the proceeds of sale of $250.0 million Senior Unsecured Notes, resulting in expected aggregate annual principal payments of approximately $1.7 million for the remainder of fiscal year 2007 and approximately $2.2 million in each of fiscal years 2008 through 2012. The remaining principal balance of approximately $209.6 million is to be paid on February 6, 2013. The Term B Senior Credit Facility also requires the Company to make mandatory prepayments of principal depending upon whether the Company generates certain excess cash flow in a given fiscal year, issues or incurs certain debt or sells certain assets. As of December 31, 2006, no mandatory prepayments are due.

(4)	The table reflects the issuance of $250.0 million of Senior Unsecured Notes on February 8, 2007. The principal amount of $250.0 million is due and payable on February 1, 2015.

(5)	The Subordinated Note bears interest at (i) 6.0% through December 20, 2006, (ii) approximately 6.4% from December 21, 2006 through December 20, 2007, and (iii) 6.7% from December 21, 2007 through December 20, 2008. Interest is payable quarterly by the issuance of paid-in-kind or PIK notes maturing at the same time as the Subordinated Note. The issuance of the PIK notes has the effect of deferring the underlying cash interest expense on the Subordinated Note. Commencing December 2008, the Subordinated Note will bear interest at 16.0% per year payable quarterly in cash through the time of repayment in full of the Subordinated Note. Principal on the Subordinated Note will be payable in equal installments of $19.95 million in December 2009 and December 2010; the PIK notes are also due in equal installments of approximately $7.4 million on these same dates.

Other Obligations

Earn outs

The Company has earn out commitments related to the following acquisitions:

CATI — There is an earn out provision not to exceed $8.25 million based on the revenue of the business units that formerly comprised CATI. There is a second earn out provision not to exceed $1.5 million based on attaining certain revenue goals in the commercial aviation industry. The obligations continue until September 2007. In the three months ended December 31, 2006 and 2005, the Company recognized no earn out obligations for CATI.

BMH — There is an earn out provision not to exceed a total of $6.0 million based on the revenue of the business units that formerly comprised BMH. The obligation continues until December 2007. In the three months ended December 31, 2006, the Company recognized approximately $3.0 million in earn out obligation related to BMH.

WCI — There is an earn out provision not to exceed a total of $2.5 million based on the revenue of the business units that formerly comprised WCI. The obligation continues until September 2007. In the three months ended December 31, 2006, the Company paid approximately $1.3 million in previously recognized earn out obligations related to WCI.

MA&D — There is an earn out provision not to exceed a total of $2.5 million based on the revenue of the business units that formerly comprised MA&D. The obligation continues until September 2007. In the three months ended December 31, 2006, the Company recognized no earn out obligations related to MA&D.

Lease Payments

The Company’s remaining minimum lease payment obligations under non-cancelable operating leases for the remainder of fiscal year 2007 and fiscal years ending 2008 through 2012 are $19.8 million, $25.5 million, $22.2 million, $16.5 million, $14.3 million and $9.7 million, respectively. The remaining aggregate obligations on these leases thereafter are approximately $22.8 million. Commercial facility lease expenses are included in these amounts. These commercial facility lease obligations are currently reimbursable costs under the Company’s government contracts.

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

As of December 31, 2006, the Company has spent a cumulative total of $29.0 million to repurchase shares of its common stock in order to satisfy redemption obligations under the KSOP to former employees.

	Number of
	Shares		Total Value
Date	Repurchased	Share Price	Purchased
			(In thousands)

June 2003	5,248	$11.13	$58
July 2003	2,696	$11.13	30
December 2003	50,031	$14.71	736
May 2004	117	$16.56	2
June 2004	727	$16.56	12
June 2004	743	$16.56	12
July 2004	48,309	$16.56	800
December 2004	46,816	$19.94	934
March 2005	5,691	$19.94	113
June 2005	45,846	$29.81	1,367
August 2005	1,090	$33.78	37
September 2005	170,657	$33.78	5,765
December 2005	211,537	$35.89	7,592
June 2006	273,800	$37.06	10,147
July 2006	32,420	$37.06	1,201
August 2006	1,695	$37.06	63
December 2006	2,243	$41.02	92

Total			$28,961

The Company believes that cash flow from operations and cash available under its revolving credit facility will provide it with sufficient capital to fulfill its current business plan and to fund its working capital needs for at least the next 24 months. Although the Company expects to have positive cash flow from operations, it will need to generate significant additional revenues beyond its current revenue base and to earn net income in order to repay principal and interest on the indebtedness it assumed under the Term B Senior Credit Facility, Senior Unsecured Notes and the remaining outstanding indebtedness it incurred to fund the Transaction.

The Company’s business plan calls for it to continue to acquire companies with complementary technologies. The Term B Senior Credit Facility allows the Company to make certain permitted acquisitions, and the Company intends to use a portion of the financing available to it under the Term B Senior Credit Facility to make permitted acquisitions.

The Company also expects that it will need to refinance the Term B Senior Credit Facility before the end of fiscal year 2012. The Company’s cash from operations will be insufficient to satisfy all of its obligations and it cannot be certain that it will be able to refinance on terms that will be favorable to the Company, if at all. Moreover, if the Company’s plans or assumptions change, if its assumptions prove inaccurate, if it consummates additional or larger investments in or acquisitions of other companies than are currently planned, if it experiences unexpected costs or competitive pressures, or if its existing cash and projected cash flow from operations prove insufficient, it may need to obtain greater amounts of additional financing and sooner than expected. While it is the Company’s intention only to enter into new financing or refinancing that it considers advantageous, it cannot be certain that such sources of financing will be available to the Company in the future, or, if available, that financing could be obtained on terms favorable to the Company.

On February 8, 2007, the Company issued and sold $250.0 million of its 10.25% senior unsecured notes (Senior Unsecured Notes) to Credit Suisse, which has informed the Company that it has resold most of the Senior Unsecured Notes to qualified institutional buyers. The Senior Unsecured Notes will mature on February 1, 2015. Interest on the Senior Unsecured Notes will accrue at the rate of 10.25% annually and will be payable semiannually in arrears on February 1 and August 1, commencing on August 1, 2007. The Senior Unsecured Notes rank the same in right of payment with all existing and future senior indebtedness of the Company, including indebtedness outstanding under and which may be borrowed pursuant to the Term B Senior Credit Facility. The proceeds of the Senior Unsecured Notes were used to pay off all outstanding amounts under the Bridge Loan Agreement and approximately $72.0 million of the amounts outstanding under the Term B Senior Credit Facility.

Contract performance — Joint Spectrum Center Contract

During the Company’s fiscal year ended September 30, 2006, the support services contract to the JSC underwent a full and open competition for the follow-on support contract that was to commence beginning October 2005. Following rounds of protest filings in 2005 and 2006, it was finally determined in October 2006 that we would not receive the follow-on contract. The Company’s performance under the JSC contract ended in December 2006.

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

As of December 31, 2006, the Company has goodwill of approximately $391.2 million, subject to annual impairment review. As of December 31, 2006, the Company has a recorded a net intangible asset balance of approximately $71.2 million, comprised primarily of purchased contracts which were acquired in connection with the Transaction and the ITSC, IPS, Countermeasures, METI, CATI, JJMA, BMH, WCI, MA&D and Anteon Contract acquisitions. The intangible assets have an estimated useful life of one to thirteen years and are amortized using the straight-line method.

The Company completed a goodwill impairment analysis in the fourth quarter of fiscal year 2006 and determined that an impairment charge to earnings was not required. As required by the accounting rules, the Company will perform a similar review in the fourth quarter of fiscal year 2007. For the three months ended December 31, 2006, there were no events that indicated goodwill impairment as of December 31, 2006.

Forward Looking Statements

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

The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following:

•	changes to the ERISA laws related to the Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan;

•	changes to the tax laws relating to the treatment and deductibility of goodwill, the Company’s subchapter S status, or any change in the Company’s effective tax rate;

•	additional costs associated with compliance with provisions of the Sarbanes-Oxley Act of 2002, including any changes in the SEC’s rules, and other corporate governance requirements;

•	failure of government customers to exercise options under contracts;

•	funding decisions relating to U.S. Government projects;

•	government contract procurement (such as bid protest) and termination risks;

•	competitive factors such as pricing pressures and/or competition to hire and retain employees;

•	the results of current and/or future legal proceedings and government agency proceedings which may arise out of our operations (including our contracts with government agencies) and the attendant risks of fines, liabilities, penalties, suspension and/or debarment;

•	undertaking acquisitions that could increase our costs or liabilities or be disruptive;

•	taking on additional debt to fund acquisitions;

•	failure to adequately integrate acquired businesses;

•	material changes in laws or regulations applicable to the Company’s businesses;

•	as well as other risk factors discussed in the Company’s annual report on Form 10-K for the year ended September 30, 2006 filed with the SEC on December 1, 2006.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s view only as of February 14, 2007. The Company undertakes no obligation to update any of the forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise. This discussion addresses only our continuing operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to interest rate risk is primarily due to the debt it incurred to finance the Transaction, the subsequent refinancing of a portion of that debt in August 2004 and additional financing undertaken by the Company in October 2004, April 2005, March 2006, June 2006, January 2007 and February 2007. The Subordinated Note has a stated fixed interest rate, and therefore presents no risk of change to interest charges as a result of an increase in market interest rates.

The balance drawn under the $50.0 million senior revolving credit facility bears interest at variable rates based on Credit Suisse’s prime rate plus a maximum spread of 225 basis points. The balance on the Senior Secured Term B Loan bears interest at variable rates tied to the Eurodollar rate. Such variable rates increase the risk that interest charges will increase materially if market interest rates increase. The balance drawn under the Senior Unsecured Notes bears interest at a stated fixed rate of 10.25%. As of December 31, 2006, the Company has reduced, in part, the maximum total amount of variable interest rate risk on the Senior Secured Term B Loan by entering into three interest rate cap agreements that cover the first $92.5 million, or approximately 35.8% of currently outstanding principal borrowed. See the Discussion of Debt Structure in Item 2 for a discussion of the three interest rate cap agreements.

The approximate impact of a 1% increase in the interest rate, as applied to principal balances drawn under the Senior Secured Term B Credit Facility that are not covered by the current interest rate cap agreement, would be $1.2 million, $2.2 million, $2.2 million, $2.2 million, $2.1 million and $2.1 million for the remainder of fiscal year

2007 and for the fiscal years ending September 30, 2008, 2009, 2010, 2011 and 2012, respectively.

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

Risk associated with the value of Alion common stock

The Company has exposure to change in the fair market value of Alion’s common stock as the economic basis for the estimate of contingent obligations relating to the holder’s put rights associated with the Subordinated Note warrants. The value of this obligation would increase by approximately $4.4 million if the price of the Company’s stock were to increase by 10% and would decrease by approximately $4.4 million if the price of the Company’s stock were to decrease by 10%.

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

See Footnote 16 to the Condensed Consolidated Financial Statements. Other than the actions discussed in Footnote 16, the Company is not involved in any legal proceeding other than routine legal proceedings occurring in the ordinary course of business. The Company believes that these routine legal proceedings, in the aggregate, are not material to its financial condition and results of operations.

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

Item 1A.	Risk Factors

Our substantial leverage may limit our operational flexibility and negatively affect the value of your investment in us.

We have a significant amount of indebtedness. We have, after giving effect to the Senior Unsecured Notes issuance and the repayment in full of the Bridge Loan and approximately $72.0 million of the amounts outstanding under the Term B Senior Credit Facility with proceeds from the notes issuance, approximately $557.8 million of total outstanding debt, including debt subordinated to our Term B Senior Credit Facility and the Senior Unsecured Notes, and fiscal year 2007 debt service payment obligations of approximately $48.6 million.

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

We have the capacity to issue additional indebtedness, including the ability to raise up to $135.0 million of additional senior secured indebtedness under our Term B Senior Credit Facility, subject to limitations imposed by the covenants in our Term B Senior Credit Facility and the Indenture governing the Senior Unsecured Notes. Although our Term B Senior Credit Facility and the Indenture governing the Senior Unsecured Notes contain restrictive covenants, these restrictive covenants do not and will not fully prohibit us from incurring additional debt.

Our Term B Senior Credit Facility and the Indenture governing the Senior Unsecured Notes will restrict our operations.

Our Term B Senior Credit Facility and the Indenture governing the Senior Unsecured Notes will, and our future debt agreements may, contain covenants that may restrict our ability to engage in activities that may be in our long-term best interest, including financing future operations or capital needs or engaging in other business activities. Our Term B Senior Credit Facility and the Indenture will restrict, among other things, our ability and the ability of our subsidiaries to:

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

Our Term B Senior Credit Facility requires and our future debt agreements may require us to maintain specified financial ratios relating to, among other things, our interest coverage and leverage coverage levels. Our ability to satisfy these financial ratios can be affected by events beyond our control, and we cannot guaranty that we will meet these ratios. Default under our Term B Senior Credit Facility could allow lenders to declare all amounts outstanding under both our Term B Senior Credit Facility and the Senior Unsecured Notes to be immediately due and payable. We have pledged substantially all of our assets to secure the debt under our Term B Senior Credit Facility. If the lenders declare amounts outstanding under the Term B Senior Credit Facility to be due, the lenders could proceed against those assets. Any event of default, therefore, could have a material adverse effect on our business, financial condition and results of operations if the creditors determine to exercise their rights.

From time to time we may require consents or waivers from our lenders to permit actions that are prohibited by our Term B Senior Credit Facility or our Indenture. If, in the future, these lenders refuse to provide waivers of our Term B Senior Credit Facility’s restrictive covenants and/or financial ratios, then we may be in default under the terms of the Term B Senior Credit Facility and/or our Indenture, and we may be prohibited from undertaking actions that are necessary or desirable to maintain or expand our business. There is no guarantee we will be able to obtain consents or waivers from our lenders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None, other than sales of securities already reported by the Company in current reports on Form 8-K.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

4.16	Indenture dated as of February 8, 2007, among Alion Science and Technology Corporation, certain subsidiary guarantors and Wilmington Trust Company, as trustee.(1)
4.17	Form of 10.25% Senior Notes due 2015 (included as Exhibit 1 to Exhibit 4.16 of this quarterly report on Form 10-Q)(1)
10.80	Amendment No. 1 to the Bridge Loan Agreement dated as of December 11, 2006, by and among Alion Science and Technology Corporation, certain subsidiary guarantors, Credit Suisse, and the lenders party thereto.(2)
31.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation pursuant to 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 8, 2007.

(2)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 14, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALION SCIENCE AND TECHNOLOGY CORPORATION

/s/  John M. Hughes
Name: John M. Hughes

Title:	Chief Financial Officer

(Principal Financial and Accounting Officer
and Duly Authorized Officer)

Date: February 14, 2007