Form 10-Q
period 2007-03-31
ALION SCIENCE & TECHNOLOGY CORP
filed 2007-05-15
CIK 1166568

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007.

Commission File Number 333 - 89756

Alion Science and Technology Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation of Organization)	54 - 2061691 (I.R.S. Employer Identification No.)

10 West 35th Street Chicago, IL 60616 (312) 567 — 4000	1750 Tysons Boulevard, Suite 1300 McLean, VA 22102 (703) 918 - 4480
(Address, including Zip Code and Telephone Number with
Area Code, of Principal Executive Offices)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes     ☑ No

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer (as defined in Rule 12b — 2 of the Exchange Act).

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No ☑

The number of shares outstanding of Alion Science and Technology Corporation Common Stock as of May 15, 2007, was: Common Stock 5,251,514

ALION SCIENCE AND TECHNOLOGY CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2007

ALION SCIENCE AND TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2007 and September 30, 2006

	March 31,	September 30,
	2007	2006
	(In thousands, except share and per share information)
	(Unaudited)

Current assets:
Cash and cash equivalents	$1,034	$2,755
Accounts receivable, net	184,609	150,412
Stock subscriptions receivable	3,668	8,990
Prepaid expenses and other current assets	6,098	6,028

Total current assets	195,409	168,185
Property, plant and equipment, net	16,236	14,644
Intangible assets, net	66,898	75,403
Goodwill	391,247	387,927
Other assets	6,025	4,810

Total assets	675,815	650,969

Current liabilities:
Interest payable	4,435	240
Current portion, Term B Senior Credit Facility note payable	2,179	2,576
Current portion, acquisition obligations	7,678	11,457
Trade accounts payable and accrued liabilities	81,813	62,803
Accrued payroll and related liabilities	30,645	35,135
Billings in excess of costs and estimated earnings on uncompleted contracts	1,888	2,163

Total current liabilities	128,638	114,374
Acquisition obligations, excluding current portion	2,587	3,568
Notes payable to bank	2,700	12,300
Term B Senior Credit Facility note payable, excluding current portion	214,873	252,100
Senior Unsecured Notes	243,163	—
Bridge loan payable	—	164,680
Subordinated note payable	49,119	46,963
Accrued compensation, excluding current portion	23,546	21,026
Accrued postretirement benefit obligations	4,450	3,722
Non-current portion of lease obligations	4,314	4,292
Redeemable common stock warrants	37,543	35,234

Total liabilities	710,933	658,259
Shareholder’s deficit:
Common stock, $0.01 par value, 8,000,000 shares authorized, 5,251,514 and 5,210,126 shares issued and outstanding at March 31, 2007 and September 30, 2006	52	52
Additional paid-in capital	93,807	91,829
Accumulated deficit	(128,977)	(99,171)

Total shareholder’s deficit	(35,118)	(7,290)

Total liabilities and shareholder’s deficit	$675,815	$650,969

See accompanying notes to condensed consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(In thousands, except share and per share information)
	(Unaudited)

Contract revenue	$187,899	$111,189	$369,038	$212,478
Direct contract expense	141,512	81,047	281,613	157,352

Gross profit	46,387	30,142	87,425	55,126

Operating expenses:
Indirect contract expense	11,697	6,803	21,172	12,158
Research and development	647	525	1,301	770
General and administrative	14,830	13,821	31,443	26,180
Rental and occupancy expense	8,211	5,096	16,476	10,053
Depreciation and amortization	5,684	2,401	11,339	7,191
Bad debt expense	222	109	555	215

Total operating expenses	41,291	28,755	82,286	56,567

Operating income (loss)	5,096	1,387	5,139	(1,441)
Other income (expense):
Interest income	26	89	142	461
Interest expense	(14,691)	(2,472)	(29,049)	(7,917)
Loss on extinguishment of debt	(6,170)	—	(6,170)	—
Other	46	76	120	216

Loss before income taxes	(15,693)	(920)	(29,818)	(8,681)
Income tax benefit (expense)	(1)	—	12	(19)

Net loss	$(15,694)	$(920)	$(29,806)	$(8,700)

Basic and diluted loss per share	$(3.07)	$(0.19)	$(5.77)	$(1.73)

Basic and diluted weighted average common shares outstanding	5,119,838	4,944,448	5,165,179	5,035,835

See accompanying notes to condensed consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	March 31,
	2007	2006
	(In thousands)
	(Unaudited)

Cash flows from operating activities:
Net loss	$(29,806)	$(8,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,339	7,191
Accretion of debt to face value	479	373
Amortization of debt issuance costs	1,899	660
Loss on extinguishment of debt	6,170	—
Decrease/(Increase) in value of interest rate cap agreement	164	(128)
Change in fair value of redeemable common stock warrants	2,309	233
Stock-based compensation	6,447	5,022
Gain on disposal of assets	(18)	(1)
Gain on sale of investments, net	(10)	(48)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(33,996)	(16,776)
Other assets	(1,516)	(1,074)
Trade accounts payable and accruals	15,795	2,067
Interest payable	4,195	31
Other liabilities	2,152	1,019

Net cash used in operating activities	(14,397)	(10,131)
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(8,073)	(38,926)
Capital expenditures	(4,493)	(2,276)
Purchase of investment securities	—	(1,250)

Net cash used in investing activities	(12,566)	(42,452)
Cash flows from financing activities:
Proceeds from Term B Senior Credit Facility note payable	15,000	32,000
Proceeds from Senior Unsecured Notes	250,000	—
Repayment of Term B Credit Facility note payable	(52,338)	(720)
Repayment of mezzanine note warrants	—	(13,643)
Repayment of Bridge Loan	(170,000)	—
Payment of debt issuance costs	(10,154)	(1,553)
Net (repayments)/borrowings under revolving credit facility	(9,600)	10,000
Purchase of common stock from ESOP Trust	(6,656)	(7,592)
Cash received from sale of common stock to ESOP Trust	8,990	1,693

Net cash provided by financing activities	25,242	20,185
Net decrease in cash and cash equivalents	(1,721)	(32,398)
Cash and cash equivalents at beginning of period	2,755	37,778

Cash and cash equivalents at end of period	$1,034	$5,380

Supplemental disclosure of cash flow information:
Cash paid for interest	18,068	4,989
Cash paid for taxes	638	90

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

The statements are prepared on the accrual basis of accounting and include the accounts of Alion and its wholly-owned subsidiaries from the date of acquisition. All inter-company accounts have been eliminated in consolidation. The wholly-owned subsidiaries are as follows:

•	Human Factors Application, Inc. (HFA) — acquired November 1998

•	Innovative Technology Solution Corporation (ITSC) — acquired October 2003

•	Alion — IPS Corporation — acquired February 2004

•	Alion — METI Corporation (METI) — acquired February 2005

•	Alion — CATI Corporation (CATI) — acquired February 2005

•	Alion Canada (US) Corporation — established February 2005

•	Alion Science and Technology (Canada) Corporation — established February 2005

•	Alion — JJMA Corporation (JJMA) — acquired April 2005

•	Alion Technical Services Corporation (Virginia) — established July 2005

•	Alion — BMH Corporation (BMH) — acquired February 2006

•	Washington Consulting, Inc. (WCI) — acquired February 2006

•	Alion — MA&D Corporation (MA&D) — acquired May 2006

•	Alion Technical Services Corporation (Delaware) — established May 2006

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

Contracts with agencies of the federal government are subject to periodic funding by the contracting agency concerned. A contract may be fully funded at its inception or ratably funded throughout its period of performance as services are provided. If the Company determines contract funding is not probable, it defers revenue recognition until realization is probable.

Contract costs on federal government contracts are subject to audit by the federal government and to adjustment through negotiations between the Company and government representatives. The government considers Alion to be a major contractor and maintains an office on site to perform various audits. The government has audited all of the Company’s federal government contract indirect costs through fiscal year 2004. Indirect rates have been negotiated and settled through fiscal year 2003. The Company submitted its fiscal year 2005 indirect expense rates to the government in March 2006 and submitted its fiscal year 2006 indirect expense rates to the government in March 2007. The Company has recorded revenue on federal government contracts in amounts it expects to realize.

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

Accounts Receivable and Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts

Accounts receivable include billed accounts receivable, amounts currently billable and costs and estimated earnings in excess of billings on uncompleted contracts that represent accumulated project expenses and fees which have not been billed or are not currently billable as of the date of the consolidated balance sheet. The costs and estimated earnings in excess of billings on uncompleted contracts are stated at estimated realizable value. Unbilled accounts receivable include revenue recognized for customer-requested work performed by the Company on new and existing contracts for which the Company had not received contracts or contract modifications. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable losses in the Company’s existing billed and unbilled accounts receivable. The Company determines the allowance using specific identification and historical write-off experience based on the age of the receivables. Billings in excess of costs and estimated earnings and advance collections from customers represent amounts received from or billed to customers in excess of project revenue recognized to date.

Property, Plant and Equipment

Leasehold improvements, software and equipment are recorded at cost. Maintenance and repairs that do not add significant value or significantly lengthen an asset’s useful life are charged to current operations. Software and equipment are depreciated on the straight-line method over their estimated useful lives (typically 3 years for software and 5 years for equipment). Leasehold improvements are amortized on the straight-line method over the shorter of each such asset’s estimated useful life or the life of the lease. Upon sale or retirement of an asset, costs and related accumulated depreciation are deducted from the accounts, and the gain or loss is recognized in the consolidated statements of operations.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Goodwill and Other Intangibles

As required by SFAS 142, Goodwill and Other Intangible Assets, the Company reviews goodwill annually for impairment at the end of each fiscal year or if events or circumstances indicate potential impairment. The Company must recognize an impairment loss if, and to the extent that, goodwill exceeds fair value. The Company completed the fiscal year 2006 annual goodwill impairment analysis in the fourth quarter of fiscal year 2006. Based on this analysis, the Company concluded that no goodwill impairment existed as of September 30, 2006. For the six months ended March 31, 2007, there were no significant events that indicated the existence of goodwill impairment as of March 31, 2007. Intangible assets are amortized over their estimated useful lives of generally one to thirteen years primarily using the straight-line method. As of March 31,2007, the weighted average remaining amortization period was approximately six years.

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

Senior long-term debt

The carrying amount of the Company’s senior debt approximates fair value which is estimated based on current rates offered to the Company for debt of the same remaining maturities.

Interest rate caps

The fair value of these financial instruments is estimated based on current rates offered to the Company for contracts with similar terms and maturities.

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

In September 2006, the FAS issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement is effective for the Company in fiscal year 2007. The Company is currently analyzing the expected impact of adoption of this Statement on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently analyzing the impact of adopting this statement.

(3)  Business Combinations

Fiscal Year 2006 Acquisitions

Acquisition of BMH Associates, Inc.  On February 10, 2006, the Company acquired 100 percent of the issued and outstanding stock of BMH, a provider of advanced software, systems engineering and distributed interactive simulations for military training and experimentation, for $20.0 million (less a $1.5 million hold back) plus additional contingent earn out obligations over a two year period which can not exceed $6.0 million. In the six months ended March 31, 2007, the Company recognized approximately $3.0 million in earn out obligations related to BMH.

Acquisition of Washington Consulting, Inc.  On February 24, 2006, the Company acquired 100 percent of the issued and outstanding stock of WCI, a provider of enterprise IT and management consulting solutions and services to commercial and government customers, for $18.0 million (less a $1.5 million hold back) plus additional contingent earn out obligations over a two year period which can not exceed $2.5 million. In the six months ended March 31, 2007, the Company paid approximately $1.3 million in previously recognized earn out obligations related to WCI.

Acquisition of Micro Analysis and Design, Inc.  On May 19, 2006, the Company acquired 100 percent of the issued and outstanding stock of MA&D, a provider of human factors engineering, modeling and simulation and

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

software development for approximately $16.9 million (less a $2.0 million hold back) plus additional contingent earn out obligations over a two year period which can not exceed approximately $4.1 million. As of March 31, 2007, the Company has recorded approximately $16.0 million in goodwill relating to this acquisition.

Acquisition of certain assets of Anteon Corporation.  On June 30, 2006, the Company acquired from Anteon a group of assets consisting primarily of customer contracts for approximately $221.4 million. As of March 31, 2006, the Company has recorded approximately $42.5 million for purchased contracts, net of accumulated amortization, and approximately $174.0 million in goodwill relating to this acquisition. The purchase price allocation is preliminary and subject to change based upon the completion of the valuation of certain intangible assets and other items.

The acquired identifiable intangibles assets in these transactions were as follows:

			Weighted
			Average
			Remaining
	Estimated	Residual	Amortization
Amounts in Millions	Fair Value	Value	Period

Purchased contracts	$54.7	$—	4 years

(4)  Employee Stock Ownership Plan (ESOP) and Stock Ownership Trust

On December 19, 2001, the Company adopted the Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan (the Plan) and Trust. The Plan, a tax qualified retirement plan, includes an ESOP component and a non-ESOP component. On August 9, 2005, the Internal Revenue Service (IRS) issued a determination letter that the Trust and the Plan, as amended through the Ninth Amendment to the Plan, qualify under Sections 401(a) and 501(a) of the Internal Revenue Code of 1986 (the IRC), as amended. The Company amended and restated the Plan effective as of October 1, 2006 and the Company filed a request with the IRS for a determination letter on January 30, 2007. The Company believes that the Plan and Trust have been designed and are currently being operated in compliance with the applicable requirements of the IRC.

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

There were no plan assets as of March 31, 2007 and September 30, 2006. The Company uses an October 1 measurement date.

(6)  Loss Per Share

Basic and diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding excluding the impact of warrants, phantom stock and stock appreciation rights described herein as this impact would be anti-dilutive for all periods presented.

(7)  Shareholder’s Equity

The Company’s outstanding common stock is held by the Trust for the benefit of participants in the Plan. The Company provides a put option to any participant or beneficiary who receives a distribution of common stock which

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

permits the participant or beneficiary to sell such common stock to the Company during certain periods, at the then estimated fair value per share, which was $43.37 per share as of March 31, 2007. The estimated fair value per share is determined based upon a valuation performed by an independent, third-party firm. The Company may allow the Trust to purchase shares of common stock tendered to the Company under the put option.

Participants have the right to sell the shares distributed from their accounts that were acquired on the closing date of the Transaction at a value per share equal to the greater of the original purchase price or the estimated fair value price per share of the common stock.

(8)  Accounts Receivable

	March 31,	September 30,
	2007	2006
	(In thousands)

Billed receivables	$108,117	$106,310
Unbilled receivables:
Amounts currently billable	53,847	36,548
Revenues recorded in excess of milestone billings on fixed price contracts	5,817	5,591
Revenues recorded in excess of estimated contract value or funding	14,910	3,354
Retainages and other amounts billable upon contract completion	6,418	2,570
Allowance for doubtful accounts	(4,500)	(3,961)

Total Accounts Receivable	$184,609	$150,412

Revenues recorded in excess of milestone billings on fixed price contracts consist of amounts not expected to be billed within the next month. Amounts currently billable consist principally of amounts to be billed within the next month. Indirect cost rates in excess of provisional billing rates on U.S. government contracts are generally billable at actual rates shortly after the end of each fiscal year. Any remaining unbilled balance including retainage is billable upon contract completion or completion of Defense Contract Audit Agency audits. Revenues recorded in excess of contract value or funding are billable upon receipt of contractual amendments or other modifications. Costs and estimated earnings in excess of billings on uncompleted contracts totaled approximately $81.0 million as of March 31, 2007 and included approximately $14.9 million for customer-requested work for which the Company had not received contracts or contract modifications.

(9)  Property, Plant and Equipment

	March 31,	September 30,
	2007	2006
	(In thousands)

Leasehold improvements	$3,748	$2,709
Equipment and software	28,699	25,188

Total cost	32,447	27,897
Less: accumulated depreciation and amortization	(16,211)	(13,253)

Net fixed assets	$16,236	$14,644

Depreciation and amortization expense for property, plant and equipment was approximately $1.4 million and $1.1 million for the three months ended March 31, 2007 and 2006, respectively. Depreciation and amortization expense for property, plant and equipment was approximately $2.8 million and $2.4 million for the six months ended March 31, 2007 and 2006, respectively.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(10)  Goodwill and Intangible Assets

As of March 31, 2007, the Company has recorded goodwill of approximately $391.2 million. Changes in the carrying amount of goodwill during the six months ended March 31, 2007, in the aggregate, are summarized in the following table:

Total
(In thousands)

Balance as of September 30, 2006	$387,927
Adjustment to initial allocation made during the six months ended March 31, 2007 (includes earn out obligations)	3,320

Balance as of March 31, 2007	$391,247

The purchase price allocation for the Anteon asset acquisition is preliminary and subject to change based upon the completion of the valuation of certain intangible assets and other items. There were no acquisitions during the six months ended March 31, 2007.

As of March 31, 2007, the Company recorded gross intangible assets of approximately $118.1 million, accumulated amortization of $51.2 million and net intangible assets of approximately $66.9 million. Intangible assets consist primarily of contracts purchased in connection with the acquisitions of JJMA, IPS, METI, BMH, WCI and MA&D and the contracts the Company acquired from Anteon Corporation (Anteon Contracts).

		Accumulated
	Gross	Amortization	Net
		(In thousands)

Purchased contracts	$115,246	$50,061	$65,185
Internal use software and engineering designs	2,155	595	1,560
Non-compete agreements	650	497	153

Total	$118,051	$51,153	$66,898

The intangible assets generally have estimated useful lives of one to thirteen years and are being amortized primarily using the straight-line method. The weighted-average remaining amortization period of intangible assets was approximately six years at March 31, 2007. Amortization expense was approximately $4.3 million and $3.5 million for the three months ended March 31, 2007 and 2006, respectively. Amortization expense was approximately $8.5 million and $7.0 million for the six months ended March 31, 2007 and 2006, respectively. Estimated aggregate amortization expense for the remainder of fiscal year 2007 and for each of the next five years and thereafter is as follows:

		(In thousands)

For the remaining six months:	2007	$8,253
For the year ending September 30:	2008	16,457
	2009	15,273
	2010	14,504
	2011	8,599
	2012	1,049
	and thereafter	2,763

Total:		$66,898

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(11)  Long-Term Debt

Term B Senior Credit Facility

The Company entered into various debt agreements (Senior Credit Agreement, Mezzanine Note, and Subordinated Note) on December 20, 2002 to fund its acquisition of substantially all the assets of the IIT Research Institute (IITRI), which was controlled by Illinois Institute of Technology (IIT). In August 2004, the Company entered into a new Term B senior secured credit facility (the Term B Senior Credit Facility) with a syndicate of financial institutions for which Credit Suisse serves as arranger, administrative agent and collateral agent, and for which LaSalle Bank National Association serves as syndication agent. The following amendments were made to the Term B Senior Credit Facility since August 2004:

•	In April 2005, the first amendment to the Term B Senior Credit Facility (Amendment One) added $72.0 million in term loans to the Company’s total Term B Senior Credit Facility debt.

•	In March 2006, the second amendment to the Term B Senior Credit Facility (Amendment Two) increased the term loan commitment by $68.0 million, of which the full $68.0 million had been drawn down by the Company as of March 31, 2007, and increased the revolving credit commitment from $30.0 million to $50.0 million.

•	On June 30, 2006, the third amendment to the Term B Senior Credit Facility (Amendment Three) added $50.0 million in term loans to the Company’s total Term B Senior Credit Facility debt.

•	On January 4, 2007, the fourth increment to the Term B Senior Credit Facility (Increment Four) added $15.0 million in term loans to the Company’s total Term B Senior Credit Facility debt.

•	On February 6, 2007, the fourth amendment to the Term B Senior Credit Facility (Amendment four) (i) extended the maturity date of the senior term loans to February 6, 2013, (ii) adjusted the principal repayment schedule to require one balloon principal repayment at maturity, and (iii) added an incurrence test as an additional condition to the Company’s ability to incur permitted indebtedness.

The Term B Senior Credit Facility consists of:

•	a senior term loan, which is comprised of the following balances:

	March 31,	September 30,
	2007	2006
	(In thousands)

Senior term loan	$221,676	$259,015
Less: Unamortized debt issuance costs	(4,624)	(4,339)

Term B Senior Credit Facility Note Payable	$217,052	$254,676
Less: current maturities, net of unamortized debt issue costs	(2,179)	(2,576)

Term B Senior Credit Facility Note Payable, less current maturities	$214,873	$252,100

•	a $50.0 million senior revolving credit facility under which approximately $2.7 million was outstanding as of March 31, 2007, and approximately $3.7 million of which was allocated for letters of credit and as such is not available to be borrowed; and

•	a $135.0 million uncommitted incremental term loan “accordion” facility.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

The Term B Senior Credit Facility requires the Company to repay one percent of the principal balance of the senior term loan during each of the first eight years (fiscal years 2005 through 2012) and the first quarter of fiscal year 2013 in equal quarterly principal installments and the remaining principal balance outstanding during the ninth and final year (2013) in one principal installment. Through the quarter ending December 31, 2012, the Company is currently obligated to pay quarterly principal installments of approximately $0.6 million. On February 6, 2013, the senior term loan maturity date, the Company is obligated to pay a principal installment of $209.4 million.

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

Use of Proceeds.  In March 2006, the Company borrowed $32.0 million, used approximately $16.5 million to pay part of the WCI acquisition price, and paid approximately $13.6 million to redeem the mezzanine warrants held by IIT and the Company’s Chief Executive Officer. In May 2006, the Company borrowed $15.0 million to pay part of the MA&D acquisition price. On June 30, 2006, the Company borrowed $71.0 million to pay part of the Anteon Contracts acquisition price. On January 4, 2007, the Company borrowed $15.0 million in additional term loans to pay down a portion of the outstanding balance on the senior revolving credit facility.

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

Interest and Fees.  Under the Term B Senior Credit Facility, the senior term loan and the senior revolving credit facility can each bear interest at either of two floating rates. The Company was entitled to elect that the senior term loan bear interest at an annual rate equal to: 1) the applicable alternate base interest rate charged by Credit Suisse plus a 150 basis point spread or, 2) the Eurodollar rate plus a 250 basis point spread. The Company was also entitled to elect that the senior revolving credit facility bear interest at an annual rate dependent on the Company’s leverage ratio and whether the Company made a Eurodollar or an alternate base borrowing. The alternate base rate is the greater of Credit Suisse’s prime rate or the federal funds effective rate, plus additional basis points corresponding to the Company’s leverage ratio at the time.

On April 1, 2005, the Company chose to have the senior term loan bear interest at the Eurodollar rate and the senior revolving credit facility bear interest at the ABR rate based on Credit Suisse’s prime rate. On February 6, 2007, the fixed component of the Term B Senior Credit Facility interest rate was reduced by 25 basis points in the

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

fourth amendment. As of March 31, 2007, the Eurodollar rate on the senior term loan was 7.86 percent (5.36 percent plus 2.50 percent Eurodollar spread) and the ABR rate was 9.75 percent (8.25 percent plus 1.50 percent spread).

Interest Rate Cap Agreements.  The Company has three interest rate cap agreements in place with its senior lenders. The interest rate cap agreements limit the floating component of the Company’s total interest rate but do not affect leverage ratio based spreads. The Company’s effective interest rate on notional principal in each cap agreement is the sum of the limited floating component plus the applicable spread, which is determined by the Term B Senior Credit Facility. The three interest rate cap agreements will expire on September 30, 2007.

Other Fees and Expenses.  Each quarter the Company is required to pay a commitment fee of 50 basis points per year on the prior quarter’s daily, unused balance of the revolving credit facility and senior term loan commitment. As of March 31, 2007, the Company had approximately $2.7 million outstanding on the revolving credit facility and approximately $3.7 million was allocated for letters of credit; and the senior term loan was fully utilized. For the six months ended March 31, 2007, the Company paid approximately $58,500 in commitment fees for the revolving credit facility and no commitment fee for the senior term loan.

The Company is also required to pay an annual agent’s fee and a fronting fee not to exceed 25 basis points for each letter of credit issued under the revolving credit facility. Interest is due quarterly in arrears at the applicable revolving credit facility rate for all outstanding letters of credit.

Financial Covenants.  The Term B Senior Credit Facility requires the Company to meet certain financial performance measures typical of commercial loans of this type including senior secured leverage and interest coverage ratios. The Term B Senior Credit Facility includes other covenants that restrict the Company’s ability to take certain actions without the prior consent of senior lenders who extended a majority of the outstanding term loans. As of March 31, 2007, the Company was in compliance with the Term B Senior Credit Facility covenants.

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

Covenants.  The Indenture governing the Senior Unsecured Notes contains covenants that, among other things, limit the Company’s ability and the ability of certain of its subsidiaries to incur additional indebtedness and make certain types of payments.

Exchange Offer; Registration Rights.  In connection with the Senior Unsecured Notes, the Company filed a registration statement with the SEC with respect to a registered offer to exchange the Notes for publicly registered notes. The registration statement was declared effective and the Company has agreed to keep the exchange offer open for not less than 30 days after the date notice of the exchange offer is mailed to the holders of the Notes. (See further discussion of registration statement filing and effectiveness in Subsequent Events, Note 19).

Bridge Loan

On June 30, 2006, the Company entered into a Bridge Loan agreement with Credit Suisse and borrowed $170.0 million, which was used to pay part of the cost of acquiring the Anteon Contracts. In February 2007, the Company repaid the $170.0 million balance under the Bridge Loan Agreement. The net carrying value of the Bridge Loan prior to pay-off was $163.8 million. The Company determined that the pay-off of the Bridge Loan was a debt extinguishment and recognized as a loss on extinguishment of debt of $6.2 million for the three and six months ended March 31, 2007.

Interest Payable

Interest Payable consisted of the following balances:

	March 31,	September 30,
	2007	2006
	(In thousands)

Senior Unsecured Notes	$3,772	$—
Term B Senior Credit Facility Note Payable	663	137
Bridge loan payable	—	103

Total	$4,435	$240

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

As of March 31, 2007, the remaining fiscal year principal repayments (at face amount before debt discount) for outstanding indebtedness are as follows:

	2007	2008	2009	2010	2011	2012	Thereafter	Total
				(In thousands)

Senior Secured Term B Loan(1)	$1,112	$2,224	$2,224	$2,224	$2,224	$2,224	$209,446	$221,678
Senior Unsecured Notes(2)	—	—	—	—	—	—	250,000	250,000
Subordinated Seller Note(3)	—	—	19,950	19,950	—	—	—	39,900
Subordinated Paid in Kind Note(4)	—	—	7,402	7,402	—	—	—	14,804

Total principal payments	$1,112	$2,224	$29,576	$29,576	$2,224	$2,224	$459,446	$526,382

(1)	The table does not reflect any prepayments of the Term B Senior Credit Facility based on excess cash flow or other conditions as the timing and amount of any such payments are uncertain. The approximate $217.1 million on the face of the balance sheet (current and long-term portion) includes, as of March 31, 2007, approximately $4.6 million of unamortized debt issue costs (which initially totaled approximately $12.3 million). The Company expects that it will need to refinance the Term B Senior term loan before the end of fiscal year 2012.

(2)	The table reflects the issuance of $250.0 million of Senior Unsecured Notes on February 8, 2007. The principal amount of $250.0 million is due and payable on February 1, 2015.

(3)	Repayment of $39.9 million for the face value of the Subordinated Note in two equal payments of $19.95 million in years 2009 and 2010. The $39.9 million includes, as of March 31, 2007, approximately $3.4 million of unamortized debt discount assigned to fair value of the detachable warrants. On December 20, 2002, approximately $7.1 million was assigned as the fair value of the warrants in accordance with Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially settled in, a Company’s Own Stock.

(4)	During the eight-year term of the Subordinated Note, approximately $14.8 million of principal accretes to the note and is included in the principal payments in fiscal years 2009 and 2010. The principal, together with the outstanding balance of the PIK notes will be due and payable in equal amounts at the end of fiscal years 2009 and 2010.

(12)  Redeemable Common Stock Warrants

In connection with the issuance of the Subordinated Note described in Note 11, the Company issued 1,080,437 detachable redeemable common stock warrants (the Warrants) to IITRI. IITRI subsequently transferred all of its

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

rights, title and interest in the warrants to IIT. The Subordinated Note Warrants have an exercise price of $10 per share and are exercisable until December 20, 2010. The Warrants permit the holders to sell warrants to the Company, at predetermined times, at the then current fair value of the common stock less the exercise price. The Warrants are classified as debt instruments in accordance with Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.  The Company recorded the initial $10.3 million estimated fair value of the Warrants as a discount to the face value of the notes issued and as a liability. The outstanding Warrants had an estimated fair value of $37.5 million as of March 31, 2007. The Company recognizes interest expense for changes in the estimated fair value of the Warrants.

(13)  Leases

Future minimum lease payments under non-cancelable operating leases for buildings, equipment and automobiles at March 31, 2007 are set out below. Under these operating leases, the Company subleased some excess capacity to subtenants under non-cancelable operating leases. In connection with the IPS, METI, and JJMA acquisitions, the Company assumed operating leases at above-market rates and recorded a loss accrual of approximately $4.9 million based on the estimated fair value of the lease liabilities assumed. The loss is being amortized over the lease terms; the remaining unamortized balance was $1.9 million at March 31, 2007. In connection with the IPS acquisition, the Company also acquired a related sub-lease pursuant to which it receives above-market rates. Based on the estimated fair value of the sublease, the Company recognized an asset of $0.6 million which is being amortized over the lease term. The remaining asset value was $0.2 million at March 31, 2007.

Fiscal Years Ending	(In thousands)

2007 (for the remainder of fiscal year)	$12,404
2008	25,488
2009	22,197
2010	16,453
2011	14,309
2012	9,743
and thereafter	22,829

Gross lease payments	$123,423
Less: non-cancelable subtenant receipts	4,793

Net lease payments	$118,630

Rent expense under operating leases was $7.0 million and $4.1 million for the three months ended March 31, 2007 and 2006, respectively. Rent expense under operating leases was $14.4 million and $8.1 million for the six months ended March 31, 2007 and 2006, respectively. Sublease rental income under operating leases was $0.5 million and $0.6 million for the three months ended March 31, 2007 and 2006, respectively. Sublease rental income under operating leases was $1.0 million and $1.1 million for the six months ended March 31, 2007 and 2006, respectively.

(14)  Stock Appreciation Rights

As of March 31, 2007, under the 2002 SAR Plan, the Company had granted 236,400 SARs to directors and employees. Under the 2004 SAR Plan, the Company had granted 807,515 SARs to directors and employees. For the three months ended March 31, 2007 and 2006, the Company recognized approximately $0.8 million and $0.6 million, respectively, in compensation expense associated with the two SAR plans. For the six months ended March 31, 2007 and 2006, the Company recognized approximately $2.0 million and $1.4 million, respectively, in compensation expense associated with the two SAR plans.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

The table below sets out the disclosures and the assumptions used to value a share of Alion common stock and the Company’s grants of stock appreciation rights as of March 31, 2007. For grants issued prior to October 1, 2006, the Company uses the intrinsic value method to recognize compensation expense pursuant to SFAS No. 123 Accounting for Stock-Based Compensation. For grants issued on or after October 1, 2006, the Company uses a Black-Scholes-Merton option pricing model to recognize compensation expense pursuant to SFAS No. 123(R) Share-Based Payment. The Company uses the fair market value of a share of its common stock to recognize expense for all grants; therefore no additional disclosures are required for these grants. There is no established public trading market for Alion’s common stock. The ESOP Trust is the only holder of our common stock. The Company uses an independent third party valuation firm to determine the fair market value of a share of Alion common stock. Alion does not expect to pay any dividends on its common stock. The terms of the Term B Senior Credit Facility and the Subordinated Note prohibit us from paying dividends without the consent of the respective lenders. We currently intend to retain future earnings, if any, for use in the operation of our business.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Alion Science and Technology Corporation
Stock-based Compensation Disclosures per FAS 123 and FAS 123R
Stock Appreciation Rights
As of March 31, 2007

	Shares	Shares	Total
	Granted to	Granted to	Shares	Exercise	Outstanding	Outstanding				Vested	Exercisable
Date of Grant	Employees	Directors	Granted	Price	at 9/30/06	at 3/31/07	Forfeited	Exercised	Expired	at 3/31/07	at 3/31/07

December 2002	64,250	—	64,250	$10.00	47,785	42,840	1,280	3,665	—	33,750	18,960
December 2002	—	29,400	29,400	$10.00	—	—	—	—	—	—	—
May 2003	300	—	300	$11.13	240	150	—	90	—	30	30
June 2003	300	—	300	$11.13	300	180	120	—	—	180	180
November 2003	129,550	—	129,550	$14.71	100,466	90,528	2,778	7,160	—	51,418	19,250
November 2003	—	12,600	12,600	$14.71	2,800	2,800	—	—	—	2,800	2,800
November 2004	—	12,600	12,600	$19.94	12,600	12,600	—	—	—	8,400	8,400
February 2005	164,750	—	164,750	$19.94	135,588	128,588	5,450	1,550		61,763	—
March 2005	2,000	—	2,000	$19.94	2,000	2,000	—	—	—	1,000	—
April 2005	33,000	—	33,000	$29.81	27,500	27,500	—	—	—	5,000	—
June 2005	2,000	—	2,000	$29.81	2,000	2,000	—	—	—	500	—
December 2005	276,675	—	276,675	$35.89	257,900	248,062	9,838	—	—	63,150	—
February 2006	13,000	—	13,000	$35.89	10,250	10,250	—	—	—	2,563	—
February 2006	7,500	—	7,500	$35.89	7,500	7,500	—	—	—	1,875	—
May 2006	7,000	—	7,000	$37.06	7,000	7,000	—	—	—	—	—
July 2006	15,000	—	15,000	$37.06	15,000	15,000	—	—	—	—	—
August 2006	1,250	—	1,250	$37.06	1,250	1,250	—	—	—	—	—
December 2006	239,290	—	239,290	$41.02	—	236,050	3,240	—	—	—	—
February 2007	33,450	—	33,450	$41.02	—	33,450	—	—	—	—	—
Total	989,315	54,600	1,043,915		630,179	868,748	22,706	12,465	—	232,429	49,620
Wtd Avg Exercise Price	$29.96	$13.38	$29.09		$26.39	$31.11	$28.61	$13.95	$—	$22.14	$13.78

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Alion Science and Technology Corporation
Stock-based Compensation Disclosures per FAS 123 and 123R
Stock Appreciation Rights
As of March 31, 2007

	Risk Free			Remaining Life
Date of Grant	Interest Rate	Volatility	Expected Life	(months)

December 2002	4.06% - 4.49%	60%	5 yrs	7.3
December 2002	4.06% - 4.49%	60%	3 yrs	0.0
May 2003	2.70% - 3.30%	55%	5 yrs	12.7
June 2003	2.70% - 3.30%	55%	5 yrs	13.5
November 2003	4.06% - 4.49%	60%	5 yrs	19.2
November 2003	4.06% - 4.49%	60%	3 yrs	0.0
November 2004	3.10% - 3.60%	45%	3 yrs	7.3
February 2005	3.10% - 3.60%	45%	4 yrs	21.7
March 2005	3.10% - 3.60%	45%	4 yrs	22.9
April 2005	4.10% - 4.20%	45%	4 yrs	23.7
June 2005	4.10% - 4.20%	45%	4 yrs	25.9
December 2005	4.20% - 4.20%	40%	4 yrs	32.5
February 2006	4.20% - 4.20%	40%	4 yrs	34.2
February 2006	4.20% - 4.20%	40%	4 yrs	34.7
May 2006	4.82% - 4.83%	35%	4 yrs	37.5
July 2006	4.82% - 4.83%	35%	4 yrs	38.9
August 2006	4.82% - 4.83%	35%	4 yrs	40.8
December 2006	4.54% - 4.58%	35%	4 yrs	44.7
February 2007	4.54% - 4.58%	35%	4 yrs	46.8
Wtd Avg Remaining Life (months)				31.5

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(15)  Phantom Stock Plans

As of March 31, 2007, under the Initial Phantom Stock Plan, the Company had granted 223,685 shares of phantom stock. Under the Second Phantom Stock Plan, the Company had granted 294,149 shares of retention phantom stock and 207,778 shares of performance phantom stock. Under the Director Phantom Stock Plan, the Company had granted 13,786 shares of phantom stock. For the three months ended March 31, 2007 and 2006, the Company recognized approximately $2.1 million and $1.7 million, respectively, in compensation expense associated with all three phantom stock plans. For the six months ended March 31, 2007 and 2006, the Company recognized approximately $4.4 million and $3.6 million, respectively, in compensation expense associated with all three phantom stock plans.

The table below sets out the disclosures and the assumptions used to value a share of Alion common stock and the Company’s grants of phantom stock as of March 31, 2007. For grants issued prior to October 1, 2006, the Company uses the intrinsic value method to recognize compensation expense pursuant to SFAS No. 123 Accounting for Stock-Based Compensation and SFAS No. 123(R) Share-Based Payment. The Company uses the fair market value of a share of its common stock to recognize expense for all grants; therefore no additional disclosures are required for these grants. There is no established public trading market for Alion’s common stock. The ESOP Trust is the only holder of the Company’s common stock. The Company uses an independent third party valuation firm to determine the fair market value of a share of Alion common stock. Alion does not expect to pay any dividends on its common stock. The terms of the Term B Senior Credit Facility and the Subordinated Note prohibit paying dividends without the consent of the respective lenders. The Company intends to retain future earnings, if any, for use in the business.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Alion Science and Technology Corporation
Stock-based Compensation Disclosures per FAS 123 and FAS 123R
Phantom Stock
as of March 31, 2007

				Grant
	Shares	Shares	Total	Date		Outstanding
	Granted to	Granted to	Shares	Price per	Outstanding	at				Vested at	Exercisable at
Date of Grant	Employees	Directors	Granted	Share	at 9/30/06	3/31/07	Forfeited	Exercised	Expired	3/31/07	3/31/07

February 2003	171,000	—	171,000	$10.00	85,000	59,000	—	26,000	—	24,750	24,750
November 2003	52,685	—	52,685	$14.71	32,971	26,513	—	6,458	—	8,158	8,158
February 2005	202,763	—	202,763	$19.94	202,763	202,763	—	—	—	—	—
February 2005	103,414	—	103,414	$19.94	103,414	103,414	—	—	—	—	—
February 2005	5,015	—	5,015	$19.94	5,015	5,015	—	—	—	2,508	—
August 2005	2,960	—	2,960	$33.78	2,960	2,960	—	—	—	987	—
November 2005	66,592	—	66,592	$35.89	66,592	66,592	—	—	—	—	—
November 2005	—	7,808	7,808	$35.89	6,832	6,181	—	651	—	1,626	1,626
November 2005	55,726	—	55,726	$35.89	55,726	55,726	—	—	—	—	—
November 2006	—	5,978	5,978	$41.02	—	5,978	—	—	—	—	—
November 2006	65,456	—	65,456	$41.02	—	65,456	—	—	—	—	—
Total	725,612	13,786	739,398		561,274	599,599	—	33,109	—	38,028	34,534
Wtd Avg Grant Date Fair Value Price per Share	$21.86	$38.11	$22.17		$21.87	$24.73	$—	$11.43	$—	$13.39	$12.33

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Alion Science and Technology Corporation
Stock-based Compensation Disclosures per FAS 123 and FAS 123R
Phantom Stock
as of March 31, 2007

	Risk Free			Remaining
Date of Grant	Interest Rate	Volatility	Expected Life	Life (months)

February 2003	4.06% - 4.49%	60%	5 yrs	9.7
November 2003	4.06% - 4.49%	60%	5 yrs	18.8
February 2005	3.10% - 3.60%	45%	3 yrs	9.7
February 2005	3.10% - 3.60%	45%	3 yrs	9.7
February 2005	3.10% - 3.60%	45%	4 yrs	21.7
August 2005	3.72% - 3.77%	45%	3 yrs	15.9
November 2005	4.20% - 4.20%	40%	3 yrs	19.1
November 2005	4.20% - 4.20%	40%	3 yrs	19.1
November 2005	4.20% - 4.20%	40%	5 yrs	43.1
November 2006	4.54% - 4.58%	35%	3 yrs	31.4
November 2006	4.54% - 4.58%	35%	3 yrs	31.4
Total
Wtd Avg Remaining Life (months)				17.1

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

Contract receivables from agencies of the federal government represented approximately $172.8 million, or 91.7%, of accounts receivable at March 31, 2007 and $143.8 million, or 93.7%, of accounts receivable at September 30, 2006. Contract revenues from agencies of the federal government represented approximately 94.5% of total contract revenues during the six months ended March 31, 2007 and 95.8% of total contract revenues during the six months ended March 31, 2006. Two prime contracts with the Department of Defense represented approximately 16.1% and 8.4% of revenue for the six months ended March 31, 2007. Two prime contracts with the Department of Defense represented approximately 16.7% and 10.5% of revenue for the six months ended March 31, 2006.

(17)  Guarantor/Non-guarantor Condensed Consolidated Financial Information

The Company’s senior unsecured notes are unsecured general obligations of Alion Science and Technology Corporation. Certain of the Company’s wholly-owned, domestic subsidiaries have jointly, severally, fully and unconditionally guaranteed the senior unsecured notes. The following information presents condensed consolidating balance sheet as of March 31, 2007 and September 30, 2006, condensed consolidating statement of operations for the three months ended March 31, 2007 and March 31, 2006; condensed consolidating statement of operations for the six months ended March 31, 2007 and March 31, 2006; and condensed consolidating statement of cash flows for the six months ended March 31, 2007 and March 31, 2006 of the parent company issuer, the guarantor subsidiaries and the non-guarantor subsidiaries. Investments include investments in subsidiaries held by the parent company issuer and have been presented using the equity method of accounting.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Condensed Consolidating Balance Sheet Information at March 31, 2007

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	(In thousands)

Current assets:
Cash and cash equivalents	$1,102	$(63)	$(5)	$—	$1,034
Accounts receivable	178,988	5,607	14	—	184,609
Stock subscriptions receivable	3,668	—	—	—	3,668
Other current assets	5,915	176	7	—	6,098

Total current assets	189,673	5,720	16	—	195,409
Property, plant and equipment, net	16,004	232	—	—	16,236
Intangible assets, net	66,898	—	—	—	66,898
Goodwill	391,247	—	—	—	391,247
Investment in subsidiaries	7,953	—	—	(7,953)	—
Intercompany receivables	—	7,075	—	(7,075)	—
Other assets	6,012	13	—	—	6,025

Total assets	677,787	13,040	16	(15,028)	675,815

Current liabilities:
Interest payable	4,435	—	—	—	4,435
Current portion, Term B Senior Credit Facility note payable	2,179	—	—	—	2,179
Current portion, acquisition obligations	7,678	—	—	—	7,678
Trade accounts payable and accrued liabilities	78,961	2,850	2	—	81,813
Accrued payroll and related liabilities	29,533	968	144	—	30,645
Billings in excess of costs and estimated earnings on uncompleted contracts	1,888	—	—	—	1,888

Total current liabilities	124,674	3,818	146	—	128,638
Acquisition obligations, excluding current portion	2,587	—	—	—	2,587
Intercompany payables	6,785	—	290	(7,075)	—
Notes payable to bank	2,700	—	—	—	2,700
Term B Senior Credit Facility note payable, excluding current portion	214,873	—	—	—	214,873
Senior Unsecured Notes	243,163				243,163
Subordinated note payable	49,119	—	—	—	49,119
Accrued compensation, excluding current portion	22,752	794	—	—	23,546
Accrued postretirement benefit obligations	4,450	—	—	—	4,450
Non-current portion of lease obligations	4,259	55	—	—	4,314
Redeemable common stock warrants	37,543	—	—	—	37,543

Total liabilities	712,905	4,667	436	(7,075)	710,933
Shareholder’s equity (deficit):
Common stock	52	1	—	(1)	52
Additional paid-in capital	93,807	2,800	—	(2,800)	93,807
Treasury stock	—	(2)	—	2	—
Accumulated deficit	(128,977)	5,574	(420)	(5,154)	(128,977)

Total shareholder’s equity (deficit)	(35,118)	8,373	(420)	(7,953)	(35,118)

Total liabilities and shareholder’s equity (deficit)	$677,787	$13,040	$16	$(15,028)	$675,815

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Condensed Consolidating Balance Sheet Information at September 30, 2006

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	(In thousands)

Current assets:
Cash and cash equivalents	$2,728	$(32)	$59	$—	$2,755
Accounts receivable	144,751	5,657	4	—	150,412
Stock subscriptions receivable	8,990	—	—	—	8,990
Other current assets	5,885	134	9	—	6,028

Total current assets	162,354	5,759	72	—	168,185
Property, plant and equipment, net	14,029	299	316	—	14,644
Intangible assets, net	75,403	—	—	—	75,403
Goodwill	387,927	—	—	—	387,927
Investment in subsidiaries	7,979	—	—	(7,979)	—
Intercompany receivables	—	8,310	—	(8,310)	—
Other assets	4,797	13	—	—	4,810

Total assets	652,489	14,381	388	(16,2889)	650,969

Current liabilities:
Interest payable	240	—	—	—	240
Current portion, Term B Senior Credit Facility note payable	2,576	—	—	—	2,576
Current portion, acquisition obligations	11,457	—	—	—	11,457
Trade accounts payable and accrued liabilities	59,174	3,625	4	—	62,803
Accrued payroll and related liabilities	33,288	1,694	153	—	35,135
Billings in excess of costs and estimated earnings on uncompleted contracts	2,163	—	—	—	2,163

Total current liabilities	108,898	5,319	157	—	114,374
Acquisition obligations, excluding current portion	3,568	—	—	—	3,568
Intercompany payables	7,784	—	526	(8,310)	—
Notes payable to bank	12,300	—	—	—	12,300
Term B Senior Credit Facility note payable, excluding current portion	252,100	—	—	—	252,100
Bridge loan payable	164,680	—	—	—	164,680
Subordinated note payable	46,963	—	—	—	46,963
Accrued compensation, excluding current portion	20,254	772	—	—	21,026
Accrued postretirement benefit obligations	3,722	—	—	—	3,722
Non-current portion of lease obligations	4,276	16	—	—	4,292
Redeemable common stock warrants	35,234	—	—	—	35,234

Total liabilities	659,779	6,107	683	(8,310)	658,259
Shareholder’s equity (deficit):
Common stock	52	1	—	(1)	52
Additional paid-in capital	91,829	2,800	—	(2,800)	91,829
Treasury stock		(2)	—	2	—
Accumulated deficit	(99,171)	5,475	(295)	(5,180)	(99,171)

Total shareholder’s equity (deficit)	(7,290)	8,274	(295)	(7,979)	(7,290)

Total liabilities and shareholder’s equity (deficit)	$652,489	$14,381	$388	$(16,289)	$650,969

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Condensed Consolidating Statement of Operations
for the Three Months Ended March 31, 2007

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	(In thousands)

Contract revenue	$181,032	$6,814	$53	$—	$187,899
Direct contract expense	136,489	4,995	28	—	141,512

Gross profit	44,543	1,819	25	—	46,387

Operating expenses:
Indirect contract expense	10,317	1,276	104	—	11,697
Research and development	636	2	9	—	647
General and administrative	14,541	334	(45)	—	14,830
Rental and occupancy expense	8,202	—	9	—	8,211
Depreciation and amortization	5,650	34	—	—	5,684
Bad debt expense	212	10	—	—	222

Total operating expenses	39,558	1,656	77	—	41,291

Operating income (loss)	4,985	163	(52)	—	5,096
Other income (expense):
Interest income	26	—	—	—	26
Interest expense	(14,691)	—	—	—	(14,691)
Loss on extinguishment of debt	(6,170)	—	—	—	(6,170)
Other	426	(276)	(104)	—	46
Equity in net income (loss) of subsidiaries	(270)	—	—	270	—

Loss before income taxes	(15,694)	(113)	(156)	270	(15,693)
Income tax benefit (expense)	—	(1)	—	—	(1)

Net income (loss)	$(15,694)	$(114)	$(156)	$270	$(15,694)

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Condensed Consolidating Statement of Operations
for the Three Months Ended March 31, 2006

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	(In thousands)

Contract revenue	$107,627	$3,456	$106	$—	$111,189
Direct contract expense	78,522	2,455	70	—	81,047

Gross profit	29,105	1,001	36	—	30,142

Operating expenses:
Indirect contract expense	6,481	323	(1)	—	6,803
Research and development	396	—	129	—	525
General and administrative	13,644	125	52	—	13,821
Rental and occupancy expense	5,083	3	10	—	5,096
Depreciation and amortization	2,389	12	—	—	2,401
Bad debt expense	109				109

Total operating expenses	28,102	463	190	—	28,755

Operating income (loss)	1,003	538	(154)	—	1,387
Other income (expense):
Interest income	89	—	—	—	89
Interest expense	(2,472)	—	—	—	(2,472)
Other	347	(249)	(22)	—	76
Equity in net income (loss) of subsidiaries	113	—	—	(113)	—

Loss before income taxes	(920)	289	(176)	(113)	(920)
Income tax benefit (expense)	—	—	—	—	—

Net income (loss)	$(920)	$289	$(176)	$(113)	$(920)

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Condensed Consolidating Statement of Operations
for the Six Months Ended March 31, 2007

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	(In thousands)

Contract revenue	$355,165	$13,738	$135	$—	$369,038
Direct contract expense	271,532	9,991	90	—	281,613

Gross profit	83,633	3,747	45	—	87,425

Operating expenses:
Indirect contract expense	18,696	2,348	128	—	21,172
Research and development	1,240	2	59	—	1,301
General and administrative	30,799	681	(37)	—	31,443
Rental and occupancy expense	16,460	—	16	—	16,476
Depreciation and amortization	11,272	67	—	—	11,339
Bad debt expense	530	25	—	—	555

Total operating expenses	78,997	3,123	166	—	82,286

Operating income (loss)	4,636	624	(121)	—	5,139
Other income (expense):
Interest income	142	—	—	—	142
Interest expense	(29,049)	—	—	—	(29,049)
Loss on extinguishment of debt	(6,170)	—	—	—	(6,170)
Other	661	(537)	(4)	—	120
Equity in net income (loss) of subsidiaries	(26)	—	—	26	—

Income (loss) before income taxes	(29,806)	87	(125)	26	(29,818)
Income tax expense	—	12	—	—	12

Net income (loss)	$(29,806)	$99	$(125)	$26	$(29,806)

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Condensed Consolidating Statement of Operations
for the Six Months Ended March 31, 2006

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	(In thousands)

Contract revenue	$207,050	$5,050	$378	—	$212,478
Direct contract expense	153,497	3,615	240	—	157,352

Gross profit	53,553	1,435	138	—	55,126

Operating expenses:
Indirect contract expense	11,734	408	16	—	12,158
Research and development	591	—	179	—	770
General and administrative	25,922	206	52	—	26,180
Rental and occupancy expense	10,032	3	18	—	10,053
Depreciation and amortization	7,177	14	—	—	7,191
Bad debt expense	215	—	—	—	215

Total operating expenses	55,671	631	265	—	56,567

Operating income (loss)	(2,118)	804	(127)	—	(1,441)
Other income (expense):
Interest income	461	—	—	—	461
Interest expense	(7,917)	—	—	—	(7,917)
Loss on extinguishment of debt	—	—	—	—	—
Other	666	(383)	(67)	—	216
Equity in net income (loss) of subsidiaries	227	—	—	(227)	—

Loss before income taxes	(8,681)	421	(194)	(227)	(8,681)
Income tax benefit (expense)	(19)	—	—	—	(19)

Net income (loss)	$(8,700)	$421	$(194)	$(227)	$(8,700)

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Condensed Consolidating Statement of Cash Flows
Six Months Ended March 31, 2007

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Consolidated
	(In thousands)

Net cash used in operating activities	$(14,302)	$(31)	$(64)	$(14,397)
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(8,073)	—	—	(8,073)
Capital expenditures	(4,493)	—	—	(4,493)
Purchase of investment securities				—

Net cash used in investing activities	(12,566)	—	—	(12,566)
Cash flows from financing activities:
Proceeds from Term B Senior Credit
Facility note payable	15,000	—	—	15,000
Proceeds from Senior Unsecured Notes	250,000	—	—	250,000
Repayment of Term B Credit Facility note payable	(52,338)	—	—	(52,338)
Repayment of Bridge Loan	(170,000)	—	—	(170,000)
Payment of debt issuance costs	(10,154)	—	—	(10,154)
Net (repayments)/borrowings under revolving credit facility	(9,600)	—	—	(9,600)
Purchase of common stock from ESOP
Trust	(6,656)	—	—	(6,656)
Cash received from sale of common stock to ESOP Trust	8,990	—	—	8,990

Net cash provided by financing activities	25,242	—	—	25,242
Net decrease in cash and cash equivalents	(1,626)	(31)	(64)	(1,721)
Cash and cash equivalents at beginning of year	2,728	(32)	59	2,755

Cash and cash equivalents at end of year	$1,102	$(63)	$(5)	$1,034

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Condensed Consolidating Statement of Cash Flows
Six Months Ended March 31, 2006

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Consolidated
	(In thousands)

Net cash (used in) provided by operating activities	$(10,578)	$455	$(8)	$(10,131)
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(38,926)	—	—	(38,926)
Capital expenditures	(2,276)	—	—	(2,276)
Purchase of investment securities	(1,250)	—	—	(1,250)

Net cash used in investing activities	(42,452)	—	—	(42,452)
Cash flows from financing activities:
Proceeds from Term B Senior Credit
Facility note payable	32,000	—	—	32,000
Payment of debt issuance costs	(1,553)	—	—	(1,553)
Repayment of Term B Credit Facility note payable	(720)	—	—	(720)
Repayment of mezzanine note payable	—	—	—	—
Repayment of mezzanine note warrants	(13,643)	—	—	(13,643)
Payment of agreements with officers	—	—	—	—
Borrowings under revolving credit facility	10,000	—	—	10,000
Purchase of shares of common stock from ESOP Trust	(7,592)	—	—	(7,592)
Cash received from issuance of common stock to Trust	1,693	—	—	1,693

Net cash provided by financing activities	20,185	—	—	20,185
Net increase (decrease) in cash and cash equivalents	(32,845)	455	(8)	(32,398)
Cash and cash equivalents at beginning of year	37,634	139	5	37,778

Cash and cash equivalents at end of year	$4,789	$594	$(3)	$5,380

(18)  Commitments and Contingencies

Earn Out Commitments

The Company has earn out commitments related to the following acquisitions:

CATI — There is an earn out provision not to exceed $8.25 million based on the revenue of the business units that formerly comprised CATI. There is a second earn out provision not to exceed $1.5 million based on attaining certain revenue goals in the commercial aviation industry. The obligations continue until September 2007. In the six months ended March 31, 2007, the Company recognized no earn out obligations for CATI.

BMH — There is an earn out provision not to exceed a total of $6.0 million based on the revenue of the business units that formerly comprised BMH. The obligation continues until December 2007. In the six months ended March 31, 2007, the Company recognized $3.0 million in earn out obligation related to BMH.

WCI — There is an earn out provision not to exceed a total of $2.5 million based on the revenue of the business units that formerly comprised WCI. The obligation continues until September 2007. In the six months ended March 31, 2007, the Company paid approximately $1.3 million in previously recognized earn out obligations related to WCI.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

MA&D — There is an earn out provision not to exceed a total of $4.1 million based on the revenue of the business units that formerly comprised MA&D. The obligation continues until September 2007. In the six months ended March 31, 2007, the Company recognized no earn out obligations related to MA&D.

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

The suits arose in connection with a steam pipe explosion that occurred on or about April 23, 2004 on a construction site at 17th Street, N.W. in Washington, D.C. The plaintiffs died, apparently as a result of the explosion. They were employees of the prime contractor on the site, Grunley-Walsh, and the subcontractor, Cherry Hill Construction Company Inc. Grunley-Walsh had a contract with the U.S. General Services Administration (GSA) for construction on 17th Street N.W. near the Old Executive Office Building in Washington, D.C. Sometime after the award of Grunley-Walsh’s construction contract, Alion was awarded a separate contract by GSA. Alion’s responsibilities on this contract were non-supervisory monitoring of Grunley-Walsh’s activities and reporting to GSA of any deviations from contract requirements.

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

(19)  Subsequent Events

On April 30, 2007, the Company filed a registration statement with the SEC in connection with the Senior Unsecured Notes, with respect to a registered offer to exchange the Notes for publicly registered notes. The registration statement was declared effective under the Securities Act on May 10, 2007. The Company has agreed to keep the exchange offer open for not less than 30 days after the date of notice of the exchange offer is mailed to the holders of the notes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of Alion’s financial condition and results of operations should be read together with the condensed consolidated financial statements (unaudited) and the notes to those statements. The following is intended to update the information contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006, and presumes that readers have access to, and will have read, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in that report.

Overview

We provide scientific, engineering and information technology solutions for problems relating to national defense, homeland security and energy and environmental analysis. We provide these services primarily to agencies of the federal government and, to a lesser extent, to commercial and international customers. Our revenues increased $76.7 million for the quarter ended March 31, 2007 and $156.6 million for the six months ended March 31, 2007 as compared to the quarter ended March 31, 2006 and six months ended March 31, 2006, through a combination of internal growth and acquisitions. The following table reflects, for each fiscal year indicated, summary results of operations data:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(In millions)

Revenue	$187.9	$111.2	369.0	$212.5
Net loss	(15.7)	(0.9)	(29.8)	(8.7)

The following table summarizes the percentage of revenues attributable to each contract type for the periods indicated.

	For the Six Months Ended March 31,
Contract Type	2007		2006
	(In millions)

Cost-reimbursement	$243.6	66.0%	$129.7	61.0%
Fixed-price	69.2	18.8%	42.4	20.0%
Time-and-material	56.2	15.2%	40.4	19.0%

Total	$369.0	100.0%	$212.5	100.0%

We contract primarily with the federal government. We expect most of our revenues to continue to come from government contracts and we expect that most of these contracts will be with the U.S. Department of Defense (DoD). The much smaller balance of our revenue comes from a variety of commercial customers, state and local governments, and foreign governments. The following table sets forth, for each period indicated, the percentage of our revenues from our major types of customers. The increase in absolute revenue dollars and percentage of cost-reimbursement work is attributable primarily to the contracts acquired from Anteon.

	For the Six Months Ended March 31,
Customer Type	2007		2006
	(In millions)

U.S. Department of Defense (DoD)	$332.9	90.2%	$190.5	89.6%
Other Federal Civilian Agencies	15.9	4.3%	13.2	6.2%
Commercial / State / Local and International	20.2	8.8%	8.8	4.2%

Total	$369.0	100.0%	$212.5	100.0%

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

In the discussion that follows, and for purposes of comparability, the relative financial impact of the BMH, WCI and MA&D acquisitions and for the work performed in support of the contracts acquired from Anteon are referred to as the “acquired operations” of Alion. All operations of Alion, other than those acquired through the above-noted acquisitions are referred to as “non-acquired operations.” The selected financial information provided in the table below relate to the financial performance of Alion for the three months ended March 31, 2007, compared to the financial performance for three months ended March 31, 2006.

	Three Months Ended		Three Months Ended
	March 31, 2007		March 31, 2006
	Consolidated Operations of Alion		Consolidated Operations of Alion
	(Dollars in millions)
		%		%
Financial Information		revenue		revenue

Total Revenue	$187.9		$111.2
Material and subcontract revenue	71.2	37.9%	32.8	29.5%
Total direct contract expenses	141.5	75.3%	81.0	72.9%
Major components of direct contract expenses
Direct labor expense	65.5	34.9%	47.2	42.5%
Other direct expense	5.4	2.9%	2.6	2.3%
Material and subcontract expense	70.6	37.6%	31.2	28.1%
Gross profit	46.4	24.7%	30.1	27.1%
Total operating expense	41.3	22.0%	28.8	25.9%
Major components of operating expense
Indirect personnel and facilities	19.9	10.6%	11.9	10.7%
General and administrative (excluding stock- based compensation)	12.0	6.4%	11.6	10.4%
Stock-based compensation	2.9	1.5%	2.3	2.0%
Depreciation and amortization	5.7	3.0%	2.4	2.2%
Income from operations	$5.1	2.7%	$1.4	1.3%

Revenues.  Revenues for the three months ended March 31, 2007 increased $76.7 million, or 69.0%, over the three months ended March 31, 2006. This increase is attributable to the following:

• Increase in revenue generated by the activities of the acquired operations	$74.3 million
• Increase in revenue generated by the activities of the non-acquired operations	$2.4 million

Total:	$76.7 million

As a component of revenue, material and subcontract (M&S) revenue for the three months ended March 31, 2007 increased approximately $38.4 million, or 117.1%, over the three months ended March 31, 2006. The acquired operations and non-acquired operations generated increases of approximately $34.5 million and $3.9 million, respectively. M&S revenue increased to 37.9% of total revenue from 29.5% of total revenue for the three months ended March 31, 2007 and 2006, respectively. This increase was due primarily to the increase in content of M&S revenue to total revenue from acquired operations, primarily related to WCI and for work provided in support of the Anteon contracts.

Direct Contract Expenses.  Direct contract expenses for the three months ended March 31, 2007 increased $60.5 million, or 74.7%, over the three months ended March 31, 2006. The acquired operations and non-acquired operations generated increases of approximately $58.2 million and $2.3 million, respectively. Direct contract expenses were 75.3% and 72.9% of total revenue for the three months ended March 31, 2007 and 2006, respectively.

•	Direct labor expense for the three months ended March 31, 2007 increased $18.3 million, or 38.8%, over the three months ended March 31, 2006. Direct labor expense declined to 34.9% from 42.5% of total revenue for the three months ended March 31, 2007 and 2006, respectively. This decrease was due to the decrease in content of direct labor expense from acquired operations primarily related to WCI and for work provided in support of the Anteon contracts.

•	M&S expense for the three months ended March 31, 2007 increased $39.4 million, or 126.3%, over the three months ended March 31, 2006. M&S expense increased to 37.6% from 28.1% of total revenue for the three months ended March 31, 2007 and 2006, respectively. The percent increase in M&S expense was due to the increase in content of M&S expense to total direct contract expense of the acquired operations, primarily related to WCI and for work provided in support of the Anteon contracts. M&S expense was approximately 99.2% and 95.1% of M&S revenue for the three months ended March 31, 2007 and 2006, respectively.

M&S expense has been increasing relative to direct labor, as a result of contracts obtained in connection with our acquired operations as well as higher levels of M&S related work on contracts in the non-acquired operations. This increased level of M&S expense is expected to continue for at least the next two fiscal years or until backlog on these contracts is expended.

Gross Profit.  Gross profit was $46.4 million and $30.1 million for the three months ended March 31, 2007 and March 31, 2006, respectively. Gross profit was 24.7% and 27.1% of total revenue for the three months ended March 31, 2007 and 2006, respectively. Gross profit margins decreased due to the relative increase in M&S contract work. M&S contract work typically generates lower profit margins than contract direct labor work.

Operating Expenses.  Operating expenses for the three months ended March 31, 2007 increased $12.5 million, or 43.4%, over the three months ended March 31, 2006. Operating expenses were 22.0% and 25.9% of total revenue for the three months ended March 31, 2007 and 2006, respectively. The changes in the major components of operating expenses were:

•	Operating expenses for indirect personnel and rental and occupancy expenses for the three months ended March 31, 2007 increased approximately $8.0 million, or 67.2%, over the three months ended March 31, 2006. The increase was primarily associated with higher indirect personnel and facilities expenses related to the activities in support of the contracts acquired from Anteon. The contracts from Anteon were acquired on June 30, 2006; therefore, there was no related activity for the three months ended March 31, 2006. Operating expenses for indirect personnel and facilities was 10.6% and 10.7% of total revenue for the three months ended March 31, 2007 and 2006, respectively.

•	General and administrative (G&A) expense, excluding stock-based compensation, for the three months ended March 31, 2007 increased approximately $0.4 million, or 3.4%, over the three months ended March 31, 2006. G&A expenses were 6.4% and 10.4% of revenue for the three months ended March 31, 2007 and 2006, respectively. For the three months ended March 31, 2007, the Company incurred approximately $3.3 million of third-party legal and accounting fees associated with financing expense and approximately $0.4 million for third party legal expense for contract protests. These additional expenses represent approximately 2.0% of total revenue. For the three months ended March 30, 2006, the Company incurred approximately $1.3 million in additional external accounting and legal fees related to completion of an independent investigation relating to an anonymous letter received by the Company shortly before the deadline for filing the Annual Report. The anonymous letter alleged, among other things, that on one of the Company’s business units had engaged in illegal activities with respect to certain of its business operations. The independent investigators concluded that there was no material basis for the allegations. Approximately $0.2 million was incurred in third-party legal and accounting fees. These additional expenses represented approximately 1.3% of revenue.

•	Stock-based compensation expense (a separate element of G&A expense) relates to the SAR and phantom stock plans. This expense for the three months ended March 31, 2007 increased approximately $0.6 million, or 26.1%, over the three months ended March 31, 2006. The increase in stock-based compensation expense results from the relative change in price of a share in Alion common stock and, to a lesser extent, the increase in the awards granted.

•	Depreciation and amortization expense for the three months ended March 31, 2007 increased approximately $3.3 million, or 137.5%, over the three months ended March 31, 2006. Depreciation expense primarily arises from fixed assets while amortization expense results primarily from purchased contracts. For the three months ended March 31, 2007, approximately $2.5 million of amortization expense was associated with the contracts purchased from Anteon. Depreciation and amortization expense was 3.0% and 2.2% of revenue for the three months ended March 31, 2007 and 2006, respectively.

Income from Operations.  Operating income was $5.1 million and $1.4 million for the three months ended March 31, 2007 and 2006. Operating income increased because of the factors discussed above.

Other Expense.  Other expense for the three months ended March 31, 2007 increased approximately $18.3 million, or 795.6%, over the three months ended March 31, 2006 and related to the following:

Interest Expense.  Interest expense for the three months ended March 31, 2007 increased approximately $12.2 million, or 494.3%, from the three months ended March 31, 2006, which was attributable to the following:

	Three Months
	Ended
	March 31,
	2007	2006
	(In millions)

Revolving facility	$0.5	$0.2
Senior term loan	6.3	2.6
Bridge loan	2.2	—
Senior unsecured note	4.0	—
Subordinated Note	0.6	0.6
-long-term deferred interest	0.2	0.2
-amortization of debt issuance costs	0.3	0.2
Accretion of warrants(a)	0.3	(1.4)
Other	0.3	0.1

Total	$14.7	$2.5

(a)	Reflects change in value assigned to the detachable warrants associated with Mezzanine and Subordinated notes based on the change in the value of Alion common stock and the number of warrants outstanding.

Loss on extinguishment of debt.  In February 2007, the Company paid off the $170.0 million balance under the Bridge Loan Agreement. The Company determined that the pay-off of the Bridge Loan was a debt extinguishment and recognized a loss on extinguishment of debt of $6.2 million for the three months ended March 31, 2007.

Income Tax (Expense) Benefit.  The Company has filed qualified subchapter S elections for all of its wholly-owned domestic subsidiaries to treat them as disregarded entities for federal income tax purposes. Some states do not recognize the effect of these elections or Alion’s S corporation status. For the Company’s Canadian subsidiary, Alion Science and Technology (Canada) Corporation, it accrues a tax liability, as required. The Company recorded $0.001 million income tax expense for the three months ended March 31, 2007 and no income tax expense for the three months ended March 31, 2006.

Net Loss.  The net loss for the three months ended March 31, 2007 increased over the three months ended March 31, 2006, because of the factors discussed above.

Six Months Ended March 31, 2007 Compared to Six Months Ended March 31, 2006

For purposes of comparability, the selected financial information provided in the table below reflects the relative financial impact of the BMH, WCI and MA&D acquisitions and for the work performed in support of the contracts acquired from Anteon, which we refer to as the “acquired operations” of Alion, as they relate to the financial performance of Alion for the six months ended March 31, 2007, compared to the financial performance for six months ended March 31, 2006. All operations of Alion, other than those acquired through the above-noted acquisitions are referred to as “non-acquired operations.” The selected financial information provided in the table represents actual results for the acquired and non-acquired operations rounded to the nearest one hundred thousand dollars.

	Six Months Ended March 31, 2007		Six Months Ended March 31, 2006
	Consolidated		Consolidated
	Operations of		Operations of
	Alion		Alion
	(Dollars in millions)
		%		%
Financial Information		revenue		revenue

Total Revenue	$369.0		$212.5
Material and subcontract revenue	149.8	40.6%	66.6	31.3%
Total direct contract expenses	281.6	76.3%	157.4	74.1%
Major components of direct contract expenses
Direct labor expense	126.7	34.3%	88.7	41.7%
Other direct expense	10.3	2.8%	5.2	2.5%
Material and subcontract expense	144.6	39.2%	63.5	29.9%
Gross profit	87.4	23.7%	55.1	25.9%
Total operating expense	82.3	22.3%	56.8	26.6%
Major components of operating expense
Indirect personnel and facilities	37.6	10.2%	22.2	10.5%
General and administrative (excluding stock-based compensation)	25.0	6.8%	21.2	10.0%
Stock-based compensation (included in G&A expense)	6.4	1.7%	5.0	2.4
Depreciation and amortization	11.3	3.1%	7.2	3.4
Income (loss) from operations	$5.1	1.4%	$(1.4)	(1.2)%

Revenues.  Revenues for the six months ended March 31, 2007 increased $156.5 million, or 73.6%, over the six months ended March 31, 2006. This increase is attributable to the following:

• Increase in revenue generated by the activities of the acquired operations	$153.7 million
• Increase in revenue generated by the activities of the non-acquired operations	$2.8 million

Total:	$156.5 million

As a component of revenue, M&S revenue for the six months ended March 31, 2007 increased approximately $83.2 million, or 124.9%, over the six months ended March 31, 2006. The acquired operations and non-acquired operations generated increases of approximately $72.9 million and $10.3 million, respectively. M&S revenue increased to 40.6% of total revenue from 31.3% of total revenue for the six months ended March 31, 2007 and 2006, respectively. This increase was due primarily to the increase in content of M&S revenue to total revenue from acquired operations, primarily related to WCI and for work provided in support of the Anteon contracts.

Direct Contract Expenses.  Direct contract expenses for the six months ended March 31, 2007 increased $124.2 million, or 78.9%, over the six months ended March 31, 2006. The acquired operations and non-acquired operations generated increases of approximately $120.8 million and 3.4 million, respectively. Direct contract expenses were 76.3% and 74.1% of total revenue for the six months ended March 31, 2007 and 2006, respectively.

•	Direct labor expense for the six months ended March 31, 2007 increased $38.0 million, or 42.8%, over the six months ended March 31, 2006. Direct labor expense declined to 34.3% from 41.7% of total revenue for the six months ended March 31, 2007 and 2006, respectively. This decrease was due to the decrease in content of direct labor expense from acquired operations primarily related to WCI and for work provided in support of the Anteon contracts.

•	M&S expense for the six months ended March 31, 2007 increased $81.1 million, or 127.7%, over the six months ended March 31, 2006. M&S expense increased to 39.2% from 29.9% of total revenue for the six months ended March 31, 2007 and 2006, respectively. The percent increase in M&S expense was due to the increase in content of M&S expense to total direct contract expense of the acquired operations, primarily related to WCI and for work provided in support of the Anteon contracts. M&S expense was approximately 96.5% and 95.3% of M&S revenue for the six months ended March 31, 2007 and 2006, respectively.

M&S expense has been increasing relative to direct labor, as a result of contracts obtained in connection with our acquired operations as well as higher levels of M&S related work on contracts in the non-acquired operations. This increased level of M&S expense is expected to continue for at least the next two fiscal years or until backlog on these contracts is expended.

Gross Profit.  Gross profit was $87.4 million and $55.1 million for the six months ended March 31, 2007 and March 31, 2006, respectively. Gross profit was 23.7% and 25.9% of total revenue for the six months ended March 31, 2007 and 2006, respectively. Gross profit margins decreased due to the relative increase in M&S contract work. M&S contract work typically generates lower profit margins than contract direct labor work.

Operating Expenses.  Operating expenses for the six months ended March 31, 2007 increased $25.7 million, or 45.5%, over the six months ended March 31, 2006. The increase was primarily associated with higher indirect personnel and facilities expenses related to the activities in support of the contracts acquired from Anteon. The contracts from Anteon were acquired on June 30, 2006; therefore, there was no related activity for the six months ended March 31, 2006. Operating expenses were 22.3% and 26.6% of total revenue for the six months ended March 31, 2007 and 2006, respectively. The changes in the major components of operating expenses were:

•	Operating expenses for indirect personnel and rental and occupancy expenses for the six months ended March 31, 2007 increased approximately $15.4 million, or 69.4%, over the six months ended March 31, 2006. Operating expenses for indirect personnel and facilities declined to 10.2% from 10.5% of total revenue for the six months ended March 31, 2007 and 2006, respectively.

•	General and administrative (G&A) expense, excluding stock-based compensation, for the six months ended March 31, 2007 increased approximately $3.8 million, or 17.9%, over the six months ended March 31, 2006. G&A expenses were 6.8% and 10.0% of revenue for the six months ended March 31, 2007 and 2006, respectively. For the six months ended March 31, 2007, the Company incurred expenses of approximately $4.3 million for third-party legal and accounting fees associated with financing expense and approximately $1.0 million for third party legal expense for contract protests. These additional expenses represent approximately 1.4% of total revenue. For the six months ended March 31, 2006, the Company incurred expenses of approximately $1.3 million for external accounting and legal fees associated with the completion of an investigation relating to an anonymous letter received by the Company shortly before the deadline for filing the Annual Report. The anonymous letter alleged, among other things, that one of the Company’s business units had engaged in illegal activities with respect to certain of its business operations. The independent investigators concluded that there was no material basis for the allegations. Approximately $1.7 million was incurred for legal and accounting fees associated with acquisitions. These additional expenses represented approximately 1.4% of total revenue.

•	Stock-based compensation expense (a separate element in G&A expense) relates to the SAR and phantom stock plans. This expense for the six months ended March 31, 2007 increased approximately $1.4 million, or 28.0%, over the six months ended March 31, 2006. The increase in stock-based compensation expense results from the relative change in price of a share in Alion common stock and, to a lesser extent, the increase in the awards granted.

•	Depreciation and amortization expense for the six months ended March 31, 2007 increased approximately $4.1 million, or 56.9%, over the six months ended March 31, 2006. Depreciation expense primarily arises from fixed assets while amortization expense results primarily from purchase contracts. Depreciation and amortization expense was 3.1% and 3.4% of revenue for the six months ended March 31, 2007 and 2006, respectively.

Income (loss) from Operations.  Operating income was $5.1 million for the six months ended March 31, 2007 compared to operating loss of $1.4 million for the six months ended March 31, 2006, which resulted from the factors discussed above.

Other Expense.  Other expense for the six months ended March 31, 2007 increased approximately $21.4 million, or 294.9%, over the six months ended March 31, 2006 and relates to the following:

Interest Expense.  Interest expense for the six months ended March 31, 2007 increased approximately $21.1 million, or 266.9%, over the six months ended March 31, 2006, which was attributable to the following:

	Six Months Ended March 31,
	2007	2006
	(In millions)

Revolving facility	$1.3	$0.3
Senior term loan	11.9	5.3
Bridge loan	6.8	—
Senior unsecured note	4.0	—
Subordinated Note	1.2	1.2
-long-term deferred interest	0.4	0.3
-amortization of debt issuance costs	0.5	0.5
Accretion of warrants(a)	2.3	0.3
Other	0.6	—

Total	$29.0	$7.9

(a)	Reflects change in value assigned to the detachable warrants associated with Mezzanine and Subordinated notes based on the change in the value of Alion common stock and the number of warrants outstanding.

Loss on extinguishment of debt.  In February 2007, the Company paid off the $170.0 million balance under the Bridge Loan Agreement. The Company determined that the pay-off of the Bridge Loan was a debt extinguishment and recognized a loss on extinguishment of debt of $6.2 million for the six months ended March 31, 2007.

Income Tax (Expense) Benefit.  The Company has filed qualified subchapter S elections for all of its wholly-owned domestic subsidiaries to treat them as disregarded entities for federal income tax purposes. Some states do not recognize the effect of these elections or Alion’s S corporation status. For the Company’s Canadian subsidiary, Alion Science and Technology (Canada) Corporation, it accrues a tax liability, as required. The Company recorded $12,000 income tax benefit and $19,000 in income tax expense for the six months ended March 31, 2007 and March 31, 2006, respectively.

Net Loss.  The net loss for the six months ended March 31, 2007 increased over the six months ended March 31, 2006, because of the factors discussed above.

Liquidity and Capital Resources

The Company’s primary liquidity requirements are for debt service, working capital, capital expenditures, and acquisitions. The Company’s principal working capital need is to fund accounts receivable, which increases with the growth of the Company’s business. The Company is funding present operations, and intends to fund future operations, primarily through cash provided by operating activities and through use of a revolving credit facility.

The following discussion relates to the cash flow of Alion for the six months ended March 31, 2007 and 2006.

Net cash used in operating activities was approximately $14.4 million and $10.1 million for the six months ended March 31, 2007 and 2006, respectively. The $4.3 million increase in use of cash was primarily attributable to the approximate $21.1 million increase in net loss and $17.2 million increase in use of cash to fund growth in accounts receivable, which were offset by the approximate $19.0 million decrease in payments of trade accounts payable and other liabilities, $6.2 million loss on extinguishment of debt, $4.1 million increase in depreciation and amortization, and $2.1 million increase in the change in fair value of redeemable common stock warrants.

Net cash used in investing activities was approximately $12.6 million and $42.5 million for the six months ended March 31, 2007 and 2006, respectively. During the six months ended March 31, 2007, the Company paid approximately $8.1 million in acquisition related obligations (termination and earn out payments) for JJMA, WCI and BMH. The Company spent approximately $4.5 million for capital expenditures unrelated to acquisitions.

Net cash provided by financing activities was approximately $25.2 million for the six months ended March 31, 2007, compared to net cash used in financing activities of $20.2 million for the six months ended March 31, 2006. During the six months ended March 31, 2007, Alion borrowed $250.0 million in Senior Unsecured Notes, of which $170.0 million was used to repay the Bridge Loan, $52.3 million was used to pay outstanding principal of senior term loans under the Term B Senior Credit Facility, and $10.2 million was used to pay debt issuance costs. During the six months ended March 31, 2007, the Company also borrowed $15.0 million under the revolving credit facility for working capital needs and received $9.0 million from the issuance of common stock under the ESOP. During the six months ended March 31, 2006, the Company borrowed approximately $42.0 million in proceeds under the Term B Senior Credit Facility ($32.0 million under an incremental term loan and approximately $10.0 million under the revolving credit facility), used cash of approximately $13.6 million for the redemption of the mezzanine warrants held by IIT and Dr. Atefi, and purchased approximately $7.6 million in common stock from the ESOP Trust.

Discussion of Debt Structure

Term B Senior Credit Facility

As of March 31, 2007, the Term B Senior Credit Facility consisted of:

•	a senior term loan in the approximate amount of $221.7 million;

•	a $50.0 million senior revolving credit facility under which approximately $2.7 million was outstanding as of March 31, 2007, and approximately $3.7 million of which was allocated for letters of credit and as such is not available to be borrowed; and

•	a $135.0 million uncommitted incremental term loan “accordion” facility.

The discussion below describes the Term B Senior Credit Facility, as modified by Amendments One, Two, Three, Increment Four and Amendment Four; the Subordinated Note used to finance in the Transaction; the previously effective Bridge Loan Agreement and the Senior Unsecured Notes issued and sold by the Company.

On August 2, 2004, the Company entered into the Term B Senior Credit Facility with a syndicate of financial institutions for which Credit Suisse serves as arranger, administrative agent and collateral agent, and for which LaSalle Bank National Association serves as syndication agent.

•	On April 1, 2005, the Company entered into an incremental term loan facility and an amendment to the Term B Senior Credit Facility (Amendment One), which added $72.0 million in term loans to the Company’s total indebtedness under the Term B Senior Credit Facility.

•	On March 24, 2006, the Company entered into a second incremental term loan facility and second amendment to the Term B Senior Credit Facility (Amendment Two), which increased the term loan commitment under the Term B Senior Credit Facility by $68.0 million. Amendment Two also increased the revolving credit commitment under the senior revolving credit facility from $30.0 million to $50.0 million.

•	On June 30, 2006, the Company entered into a third incremental term loan facility and amendment to the Term B Senior Credit Facility (Amendment Three), which added $50.0 million in term loans to the Term B Senior Credit Facility.

•	On January 4, 2007, the Company entered into a fourth incremental term loan facility (Increment Four), which added $15.0 million in term loans to the Term B Senior Credit Facility.

•	On February 6, 2007, the Company entered into a fourth amendment to the Term B Senior Credit Facility (Amendment Four).

The Term B Senior Credit Facility requires the Company to repay one percent of the principal balance of the senior term loan during each of the first eight years (fiscal years 2005 through 2012) and the first quarter of fiscal year 2013 in equal quarterly principal installments and the remaining principal balance outstanding during the ninth and final year (2013) in one principal installment. As of February 8, 2007, through the quarter ending December 31, 2012, the Company is currently obligated to pay quarterly principal installments of approximately $0.6 million. On February 6, 2013, the senior term loan maturity date, the Company is obligated to pay a principal installment of approximately $209.4 million.

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

Use of Proceeds.  On August 2, 2004, the Company borrowed $50.0 million through the senior term loan under the Term B Senior Credit Facility and used approximately $47.2 million to retire its then outstanding senior term loan and revolving credit facility administered by LaSalle Bank including principal and accrued unpaid interest and paid approximately $2.8 million in transaction fees. In October 2004, the Company borrowed approximately $22.0 million of the senior term loan to retire its existing $19.6 million mezzanine note and to pay approximately $2.4 million in accrued unpaid interest and prepayment premium. On April 1, 2005, the Company borrowed $72.0 million in an incremental term loan under the Term B Senior Credit Facility. The Company used approximately $58.7 million of the incremental term loan proceeds to pay a portion of the JJMA acquisition price, and approximately $1.3 million to pay transaction fees associated with the incremental term loan. The Company used approximately $12.0 million to pay a portion of the BMH acquisition price. On March 24, 2006, the Company entered into Amendment Two which made available to the Company $68.0 million in additional incremental term loans. The Company used approximately $16.5 million of these incremental term loan proceeds to pay a portion of the WCI acquisition price, and approximately $13.6 million to redeem the mezzanine warrants held by IIT and the Company’s Chief Executive Officer. On May 15, 2006, the Company borrowed $15.0 million of incremental term loans available under Amendment Two to pay a portion of the MA&D acquisition price. On June 30, 2006, the Company borrowed $21.0 million of incremental term loans under Amendment Two and $50.0 million in incremental term loans under Amendment Three to pay a portion of the acquisition price for the Anteon Contracts. On January 4, 2007, the Company borrowed $15.0 million of incremental term loans under Increment Four less approximately $0.3 million in fees associated with the borrowing, to pay down a portion of the outstanding balance on the senior revolving credit facility.

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
Less than 2.00 to 1.00

On April 1, 2005, the Company elected to have the senior term loan bear interest at the Eurodollar rate and the senior revolving credit facility bear interest at the ABR rate. As of March 31, 2007, the Eurodollar rate on the senior term loan was 7.86 percent (5.36 percent plus 2.50 percent Eurodollar spread) and the ABR rate was 9.75 percent (8.25 percent plus 1.50 percent spread).

Interest Rate Cap Agreements.  The Term B Senior Credit Facility required us to maintain interest rate hedge agreements acceptable to Credit Suisse to cap interest expense on at least 40% of our long-term senior debt for a period of at least two years from the date the first such agreement was put into place. This covenant expired on August 16, 2006. We currently have three interest rate cap agreements in place with our senior lenders.

The interest rate cap agreements cap the floating component of the total interest rate we pay, but do not affect spreads based on leverage ratio. The actual effective rate of interest that we pay on principal subject to each cap agreement is equal to the capped rate plus the applicable spread.

In August 2004, the Company paid approximately $319,000 to cap its rate at 6.64% (3.89% floating rate cap plus 2.75% spread) on $36.9 million in notional principal from September 2004 through September 2005 and 7.41% (4.66% floating rate cap plus 2.75% spread) from September 2005 through September 2007. The notional principal declines over time to $34.5 million at September 2007. Amendment One reduced the Eurodollar spread to 225 basis points, and reset the rate under the first cap agreement to 6.91%. Amendment Two increased the Eurodollar spread to 250 basis points, and reset the rate under the first cap agreement to 7.16%. Amendment Three increased the Eurodollar spread to 275 basis points and reset the rate under the first cap agreement to 7.41%. Amendment Four decreased the Eurodollar spread to 250 basis points and reset the rate under the first cap agreement to 7.16%.

In April 2005, the Company paid approximately $117,000 to cap its interest rate at 7.25% (5.00% floating rate cap plus 2.25% spread) on an additional $28.0 million in notional principal through September 2007. Amendment Two increased the Eurodollar spread to 250 basis points and reset the rate under the second cap agreement 7.50%. In June 2006, Amendment Three increased the Eurodollar spread to 275 basis points and reset the rate under the second cap agreement to 7.75%. Amendment Four decreased the Eurodollar spread to 250 basis points and reset the rate under the second cap agreement to 7.50%.

In April 2006, the Company paid approximately $43,600 to cap its interest rate at 8.00% (5.50% floating rate cap plus 2.50% spread) on an additional $30.0 million in notional principal through September 2007. In June 2006, Amendment Three increased the Eurodollar spread to 275 basis points and reset the rate under the third cap agreement to 8.25%. Amendment Four decreased the Eurodollar spread to 250 basis points by the third cap agreement to 8.00%.

Other Fees and Expenses.  Each quarter the Company is required to pay a commitment fee equal to 50 basis points per year on the prior quarter’s daily unused balance of the revolving credit facility and the senior term loan. As of March 31, 2007, there was approximately $2.7 million outstanding on the revolving credit facility and approximately $3.7 million was allocated for letters of credit; and the senior term loan was fully utilized. For the six months ended March 31, 2007, the Company paid a commitment fee of approximately $58,500 for the revolving credit facility and no commitment fee for the senior term loan.

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

Financial Covenants.  The Term B Senior Credit Facility requires the Company to meet certain financial performance measures over the life of the facility. These financial measures are used by the Company’s lenders in evaluating the Company’s leverage capacity, debt service ability and liquidity that result from the calculation of the senior secured leverage ratio and the interest coverage ratio as required by the terms of the Term B Senior Credit Facility. As defined below, both the senior secured leverage ratio and interest coverage ratio refer to the non-GAAP terms “EBITDA” and “Consolidated EBITDA” as defined in the Term B Senior Credit Facility. EBITDA and consolidated EBITDA have been calculated by management in accordance with the financial covenants and have not been audited. The definition, calculation and reconciliation of the differences between these non-GAAP financial measures to the most comparable financial measures calculated and presented in accordance with GAAP in this quarterly report on Form 10-Q are included in the schedules that follow.

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

In addition, the Term B Senior Credit Facility adjusts consolidated EBITDA for purposes of calculating compliance with certain financial covenants in the event that the Company acquires another business pursuant to pre-approved procedures and requirements which the Term B Senior Credit Facility refers to as a “Permitted Acquisition” and in cases where the Company sells certain significant assets. In those cases, consolidated EBITDA will be adjusted for a particular accounting period so that consolidated EBITDA takes into account the pro forma effect of such acquisition or asset sale as if it had taken place at the beginning of that particular accounting period. The Term B Senior Credit Facility also adjusts consolidated EBITDA for purposes of the new incurrence test added pursuant to Amendment Four.

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

Non-GAAP Measures — EBITDA and Consolidated EBITDA
For the Twelve Months Ended March 31, 2007 and 2006

Calculation of EBITDA	2007	2006
	(Dollars in thousands)

Net loss	$(52,221)	$(25,608)
Plus: Interest expense	50,823	23,728
Plus: Income tax expense (benefit)	(5)	34
Plus: Depreciation and amortization expense	20,714	17,703

EBITDA	$19,311	$15,857

Calculation of Consolidated EBITDA	2007	2006
	(Dollars in thousands)

EBITDA	19,311	$15,857
Plus: Non-cash expenses with respect to the stock appreciation rights and phantom stock plans (Stock-based compensation less cash settlements)*	12,163	11,448
Plus: Non-cash contributions to the ESOP (including Company 401-k match)*	9,264	6,802
Plus: Loss on extinguishment of debt	6,170	—
Plus: Adjustments permitted by certain covenants in the Term B Senior Credit Facility	18,081	8,857

Consolidated EBITDA	$64,989	$42,964

*	Non-cash expenses with respect to the stock appreciation rights and phantom stock plans and non-cash contributions to the ESOP constitute all the non-cash charges and expenses that are included in the calculation of Consolidated EBITDA.

Leverage Ratio.  As of March 31, 2007, the Company’s leverage ratio was calculated by dividing the total outstanding amount of all of the Company’s consolidated indebtedness, but excluding the amount owed under the Company’s Subordinated Note and the aggregate amount of letters of credit issued on the Company’s behalf other than drawings which have not been reimbursed, by the Company’s Consolidated EBITDA for the previous four fiscal quarters on a rolling basis. The maximum total leverage ratio is measured as of the end of each quarter. As of March 31, 2006, for each of the following time periods, the Company was permitted to maintain a maximum leverage ratio not greater than the following:

Period	Ratio

March 24, 2006 through September 30, 2006	4.50 to 1.00
October 1, 2006 through September 30, 2007	3.75 to 1.00
October 1, 2007 through September 30, 2008	3.25 to 1.00
Thereafter	3.00 to 1.00

The calculation of the Company’s leverage ratio for the twelve months ended March 31, 2006 is set forth in the table below.

Computation of Leverage Ratio
Under the Term B Senior Credit Facility
For the Twelve Months Ended March 31 2006

2006
(Dollars in thousands)

Numerator:
Revolving credit facility	$10,000
Term B Senior Credit facility debt outstanding, at face value	174,200

Total debt outstanding	$184,200

Denominator:
Consolidated EBITDA	$42,964
Plus: Permitted covenant adjustments	3,900

Consolidated EBITDA with pro forma effect of acquisitions	$46,864

Leverage ratio:	3.93

The Company’s leverage ratio covenant was converted into a senior secured leverage ratio covenant pursuant to Amendment Four. The Company’s senior secured leverage ratio is calculated by dividing the total outstanding amount of all of the Company’s consolidated indebtedness secured by a lien, but excluding the Senior Unsecured Notes, the amount owed under the Company’s Subordinated Note and the aggregate amount of letters of credit issued on the Company’s behalf other than drawings which have not been reimbursed, by the Company’s Consolidated EBITDA for the previous four quarters on a rolling basis. The maximum total senior secured leverage ratio is measured as of the end of each of quarter. For each of the following time periods, the Company will be permitted to maintain a maximum senior secured leverage ratio not greater than the following:

Period	Ratio

March 31, 2007 through September 30, 2007	4.00 to 1.00
October 1, 2007 through September 30, 2008	3.75 to 1.00
October 1, 2008 through September 30, 2009	3.25 to 1.00
Thereafter	3.00 to 1.00

The calculation of the Company’s senior secured leverage ratio for the twelve months ended March 31, 2007 is set forth in the table below.

Computation of Leverage Ratio
Under the Term B Senior Credit Facility
For the Twelve Months Ended March 31, 2007

2007
(Dollars in thousands)

Numerator:
Revolving credit facility	2,700
Term B Senior Credit facility debt outstanding, at face value	221,676

Total debt outstanding	224,376

Denominator:
Consolidated EBITDA	64,989
Plus: Permitted covenant adjustments	10,948

Consolidated EBITDA with pro forma effect of acquisitions	75,937

Leverage ratio:	2.95

Interest Coverage Ratio.  As of March 31, 2006, the Company’s interest coverage ratio was calculated by dividing the Company’s consolidated EBITDA, less amounts the Company spends attributable to property, plant, equipment and other fixed assets, by the Company’s consolidated interest expense. As of March 31, 2006, for each of the following time periods, the Company was required to maintain a minimum interest coverage ratio not less than the following:

Period	Ratio

March 24, 2006 through September 30, 2006	3.00 to 1.00
October 1, 2006 through September 30, 2007	3.25 to 1.00
October 1, 2007 through September 30, 2008	3.50 to 1.00
Thereafter	4.00 to 1.00

The calculation of the Company’s interest coverage ratio for the twelve months ended March 31, 2006 is set forth in the table below.

Computation of Interest Coverage Ratio
Under the Term B Senior Credit Facility
For the Twelve Months Ended March 31, 2006

2006
(Dollars in thousands)

Numerator:
Consolidated EBITDA	$42,964
Plus: Permitted covenant adjustments	3,900

Consolidated EBITDA with pro forma effect of acquisitions	46,864
Less: Capital expenditures	3,395

Consolidated EBITDA with pro forma effect of acquisitions less capital expenditures	43,469

2006
(Dollars in thousands)

Denominator:
Consolidated interest expense	$9,362
Interest coverage ratio	4.64

The Company’s interest coverage ratio was modified pursuant to Amendment Four. In order for the Company to remain in compliance with this covenant, the interest coverage ratio for any period of four consecutive quarters, in each case taken as one accounting period, can not be less than 1.35 to 1.00.

The calculation of the Company’s interest coverage ratio for the twelve months ended March 31, 2007 is set forth in the table below.

Computation of Interest Coverage Ratio
Under the Term B Senior Credit Facility
For the Twelve Months Ended March 31, 2007

2007
(Dollars in thousands)

Numerator:
Consolidated EBITDA	$64,989
Plus: Permitted covenant adjustments	10,948

Consolidated EBITDA with pro forma effect of acquisitions	75,937
Less: Capital expenditures	7,444

Consolidated EBITDA with pro forma effect of acquisitions less capital expenditures	$68,493

2007
(Dollars in thousands)

Denominator:
Consolidated interest expense	$32,428
Interest coverage ratio	2.11

The Term B Senior Credit Facility includes other covenants which, among other things, restrict the Company’s ability to do the following without the prior consent of syndicate bank members that have extended more than 50 percent of the aggregate amount of all loans then outstanding under the Term B Senior Credit Facility:

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

For the six months ended March 31, 2007 and 2006, the Company was in compliance with the financial covenants set forth in the Term B Senior Credit Facility.

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

Ranking.  The Senior Unsecured Notes are senior unsecured obligations of the Company and rank the same in right of payment with all existing and future senior indebtedness of the Company including future indebtedness under the Term B Senior Credit Facility. However, all of the Company’s secured debt and other obligations in effect from time to time, including the amounts outstanding under the Term B Senior Credit Facility, are effectively senior to the Senior Unsecured Notes to the extent of the value of the assets securing such debt or other obligations. The Senior Unsecured Notes rank senior in right of payment to all existing and future subordinated indebtedness of the Company, including the Subordinated Notes.

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

Covenants.  The Indenture governing the Senior Unsecured Notes contains covenants that, among other things, limit the Company’s ability and the ability of certain of its subsidiaries to:

•	incur or guarantee additional indebtedness;

•	pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness, except in certain circumstances for the junior subordinated notes and junior warrants;

•	repurchase or redeem shares of Company stock in connection with distributions and diversifications from the ESOP component of the KSOP;

•	transfer or sell assets including shares of stock of certain subsidiaries of the Company outside the ordinary course of business;

•	make investments other than certain permitted investments;

•	engage in business unrelated to the Company’s existing business;

•	incur certain liens and enter into sale/leaseback transactions;

•	enter into certain transactions with affiliates;

•	pay dividends and make their distributions and loans to the Company; and

•	merge or consolidate with other companies.

Events of Default.  The Indenture contains customary events of default, including:

•	payment default;

•	uncured covenant breaches;

•	default under an acceleration of certain other debt exceeding $30 million;

•	certain bankruptcy and insolvency events;

•	a judgment for payment in excess of $30 million entered against the Company or any material subsidiary that remains outstanding for a period of 60 days and is not discharged, waived or stayed; and

•	failure of any guarantee of the Senior Unsecured Notes to be in effect or the denial or disaffirmation by any subsidiary guarantor of its guaranty obligations.

Exchange Offer; Registration Rights.  In connection with the Senior Unsecured Notes, the Company filed a registration statement with the SEC with respect to a registered offer to exchange the Notes for publicly registered notes. The registration statement was declared effective under the Securities Act on May 10, 2007. The Company has agreed to keep the exchange offer open for not less than 30 days after the date notice of the exchange offer is mailed to the holders of the Notes.

Change of Control.  Upon the occurrence of any of the following events, each holder of Senior Unsecured Notes has the right to require that the Company repurchase such holder’s notes at a purchase price in cash equal to 101% of the principal amount of such holder’s notes plus accrued and unpaid interest:

•	subject to certain exceptions, a person, other than the ESOP Trust, is or becomes the beneficial owner, directly or indirectly, of more than 35% of the total voting power or voting stock of the Company;

•	individuals who on the date of issuance of the Senior Unsecured Notes constituted the board of directors of the Company, cease for any reason to constitute a majority of the board of directors of the Company;

•	the adoption of a plan relating to the liquidation or dissolution of the Company; and

•	subject to certain exceptions, the merger or consolidation of the Company with or into another person or the merger of another person with or into the Company, or the sale of all or substantially all the assets of the Company to another person.

During the remainder of fiscal year 2007 and the next six fiscal years, at a minimum, we expect that we will have to make the estimated interest and principal payments set forth below.

	6-Fiscal Year Period
	2007*	2008	2009	2010	2011	2012	Thereafter
	($ In thousands)

Bank revolving credit facility
- Interest(1)	$386	$250	$250	$250	$250	$250	$750
Senior Secured Term B Loan
- Interest(2)	8,482	15,937	16,024	16,202	16,277	16,708	6,051
- Principal(3)	1,112	2,224	2,224	2,224	2,224	2,224	209,446
Senior Unsecured Notes
- Interest(4)	12,314	25,625	25,625	25,625	25,625	25,625	64,063
- Principal(4)	—	—	—	—	—	—	250,000
Subordinated note
- Interest(5)	—	—	6,384	3,192	—	—	—
- Principal(5)	—	—	27,352	27,352	—	—	—

Total cash — Pay interest	21,182	41,812	48,283	45,269	42,152	42,583	70,864
Total cash — Pay principal	1,112	2,224	29,576	29,576	2,224	2,224	459,446

Total	$22,294	$44,036	$77,859	$74,845	$44,376	$44,807	$530,310

*	Estimated interest and principal payments for the remainder of fiscal year 2007.

(1)	The Company anticipates accessing, from time to time, its $50.0 million revolving credit facility to finance the Company’s ongoing working capital needs. The remaining term of the revolving credit facility is approximately two years; however, the Company expects to access a revolving credit facility as an on-going requirement to fund working capital at least through 2012. For the remainder of fiscal year 2007, the average balance drawn on the Company’s then revolving credit facility is projected to be approximately $2.0 million. For the fiscal years 2008 through 2012, the Company anticipates the balance drawn on its then revolving credit facility will be minimal. As of March 31, 2007, the Company has borrowed approximately $2.7 million under the revolving credit facility, and an additional approximately $3.7 million was allocated for letters of credit and as such is not available to be borrowed. Interest expense value includes an estimate for the unused balance fee on the $50.0 million revolving credit facility.

(2)	The projected average annual senior term loan balance the Company estimates will be drawn under the Term B Senior Credit Facility is as follows: $220.8 million, $219.5 million, $217.2 million, $215.0 million, $212.8 million, and $210.6 million for the remainder of fiscal year 2007 and for fiscal years ending September 30, 2008 through 2012, respectively. The Company expects it will need to refinance the Term B Senior term loan before the end of fiscal year 2012 and expects interest expense to continue at levels similar to prior years. Based on an estimated LIBOR rate plus the Credit Suisse Eurodollar spread, the effective annual interest rate for the remainder of fiscal year 2007, and for fiscal years ending September 30, 2008 through 2012 is estimated to be approximately 7.5%, 7.1%, 7.3%, 7.4%, 7.5%, and 7.8%, respectively. The effective interest rate takes into account the interest rate cap agreements which limit the interest rate on a portion, but not all, of the outstanding principal balance of the Term B Senior Credit Facility through September 2007. Outstanding principal balances not under the cap agreements had interest based on the Eurodollar rate. The senior term loan matures February 6, 2013. The approximate impact of a 1% increase in the interest rate, as applied to principal balances drawn under the senior term loan not covered by the current interest rate cap agreements would be $0.6 million, $2.2 million, $2.2 million, $2.2 million, $2.1 million, and $2.1 million for the remainder of fiscal year 2007 and for fiscal years ending September 30, 2008 through 2012, respectively. Estimated interest expense includes an estimate for the commitment fee on the senior term loan.

(3)	The Term B Senior Credit Facility requires the Company to repay approximately 1.0 percent of the principal balance outstanding under the senior term loan annually. Approximately 6.0% of the principal will be paid during fiscal years 2007 through 2012 and the first quarter of fiscal year 2013 and the remaining principal balance will be repaid on February 6, 2013, the senior term loan maturity date. The table reflects the balance drawn of $221.7 million as of December 31, 2006, plus the $15.0 million in additional term loans drawn under the Term B Senior Credit Facility on January 4, 2007, less a $51.0 million repayment of the Term B Senior loan on February 8, 2007 from the proceeds of sale of $250.0 million Senior Unsecured Notes, less approximately $0.7 million in principal paid for the three months ended March 31, 2007, resulting in expected aggregate annual principal payments of approximately $1.1 million for the remainder of fiscal year 2007 and approximately $2.2 million in each of fiscal years 2008 through 2012. The remaining principal balance of approximately $209.5 million is to be paid on February 6, 2013. The Term B Senior Credit Facility also requires the Company to make mandatory prepayments of principal if the Company generates certain excess cash flow in a given fiscal year, issues or incurs certain debt or sells certain assets. As of March 31, 2007, no mandatory prepayments are due.

(4)	The table reflects the issuance of $250.0 million of Senior Unsecured Notes on February 8, 2007. The principal amount of $250.0 million is due and payable on February 1, 2015.

(5)	The Subordinated Note bears interest at (i) 6.0% through December 20, 2006, (ii) approximately 6.4% from December 21, 2006 through December 20, 2007, and (iii) 6.7% from December 21, 2007 through December 20, 2008. Interest is payable quarterly by the issuance of paid-in-kind or PIK notes maturing at the same time as the Subordinated Note. Commencing December 2008, the Subordinated Note will bear interest at 16.0% per year payable quarterly in cash through the time of repayment in full of the Subordinated Note. Principal on the Subordinated Note will be payable in equal installments of $19.95 million in December 2009 and December 2010; the PIK notes are also due in equal installments of approximately $7.4 million on these same dates.

Other Obligations

Earn outs

The Company has earn out commitments related to the following acquisitions:

CATI — There is an earn out provision not to exceed $8.25 million based on the revenue of the business units that formerly comprised CATI. There is a second earn out provision not to exceed $1.5 million based on attaining certain revenue goals in the commercial aviation industry. The obligations continue until September 2007. In the six months ended March 31, 2007 and 2006, the Company recognized zero and $2.0 million, respectively, in earn out obligations for CATI.

BMH — There is an earn out provision not to exceed a total of $6.0 million based on the revenue of the business units that formerly comprised BMH. The obligation continues until December 2007. In the six months ended March 31, 2007 and 2006, the Company recognized $3.0 million and zero, respectively, in earn out obligations related to BMH.

WCI — There is an earn out provision not to exceed a total of $2.5 million based on the revenue of the business units that formerly comprised WCI. The obligation continues until September 2007. In the six months ended

March 31, 2007 and 2006, the Company paid approximately $1.3 million and zero, respectively, in previously recognized earn out obligations related to WCI.

MA&D — There is an earn out provision not to exceed a total of $4.1 million based on the revenue of the business units that formerly comprised MA&D. The obligation continues until September 2007. In the six months ended March 31, 2007, the Company recognized no earn out obligations related to MA&D.

Lease Payments

The Company’s remaining minimum lease payment obligations under non-cancelable operating leases for the remainder of fiscal year 2007 and fiscal years ending 2008 through 2012 are $12.4 million, $25.5 million, $22.2 million, $16.5 million, $14.3 million and $9.7 million, respectively. The remaining aggregate obligations on these leases thereafter are approximately $22.8 million. Commercial facility lease expenses included in these amounts are reimbursable costs under the Company’s government contracts.

Other contingent obligations which will impact the Company’s cash

Other contingent obligations which will impact the Company’s cash flow include:

•	Obligations related to the holder’s put rights associated with the Subordinated Note warrants;

•	Obligations relating to the Company’s stock based compensation plans; and

•	Repurchase obligations under the KSOP.

As of March 31, 2007, the Company has spent a cumulative total of $35.5 million to repurchase shares of its common stock in order to satisfy redemption obligations under the KSOP to former employees.

	Number of
	Shares		Total Value
Date	Repurchased	Share Price	Purchased
			(In thousands)

June 2003	5,248	$11.13	$58
July 2003	2,696	$11.13	30
December 2003	50,031	$14.71	736
May 2004	117	$16.56	2
June 2004	727	$16.56	12
June 2004	743	$16.56	12
July 2004	48,309	$16.56	800
December 2004	46,816	$19.94	934
March 2005	5,691	$19.94	113
June 2005	45,846	$29.81	1,367
August 2005	1,090	$33.78	37
September 2005	170,657	$33.78	5,765
December 2005	211,537	$35.89	7,592
June 2006	273,800	$37.06	10,147
July 2006	32,420	$37.06	1,201
August 2006	1,695	$37.06	63
December 2006	2,243	$41.02	92
January 2007	14	$41.02	1
February 2007	160,020	$41.02	6,564
March 2007	73	$41.02	3

Total			$35,529

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

The Company’s business plan calls for it to continue to acquire companies with complementary technologies. The Term B Senior Credit Facility and the Indenture governing the Senior Unsecured Notes allow the Company to make certain permitted acquisitions, and the Company intends to use a portion of the financing available to it under the Term B Senior Credit Facility to make permitted acquisitions.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s view only as of May 15, 2007. The Company undertakes no obligation to update any of the forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise. This discussion addresses only our continuing operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to interest rate risk is primarily due to the debt it incurred to finance the Transaction, the subsequent refinancing of a portion of that debt in August 2004 and additional financing undertaken by the Company in October 2004, April 2005, March 2006, June 2006, January 2007 and February 2007. The Subordinated Notes bear interest at (i) 6.4% from December 21, 2006 though December 20, 2007, (ii) 6.7% from December 21, 2007 through December 20, 2008, and (iii) 16.0% annually after December 20, 2008 until the Subordinated Note is repaid in full. The Senior Unsecured Notes bear interest at a fixed rate of 10.25% annually. None of the Subordinated Notes, the PIK Notes and the Senior Unsecured Notes are subject to the risk of change to interest charges as a result of an increase in market interest rates.

The balance drawn under the $50.0 million senior revolving credit facility bears interest at variable rates based on Credit Suisse’s prime rate plus a maximum spread of 225 basis points. The balance on the senior term loan outstanding under the Term B Senior Credit Facility bears interest at variable rates tied to the Eurodollar rate. Such variable rates increase the risk that interest charges will increase materially if market interest rates increase. As of March 31, 2007, the Company has reduced, in part, the maximum total amount of variable interest rate risk on the senior term loan outstanding under the Term B Senior Credit Facility by entering into three interest rate cap agreements that cover the first $92.5 million borrowed under the Term B Senior Credit Facility, or approximately 41.7% of the principal borrowed as of March 31, 2007. See the Discussion of Debt Structure in Item 2 for a discussion of the three interest rate cap agreements.

The approximate impact of a 1% increase in the interest rate, as applied to principal balances drawn under the Senior Term B Credit Facility that are not covered by the current interest rate cap agreement, would be $0.6 million, $2.2 million, $2.2 million, $2.2 million, $2.1 million and $2.1 million for the remainder of fiscal year 2007 and for the fiscal years ending September 30, 2008, 2009, 2010, 2011 and 2012, respectively.

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

Risk associated with the value of Alion common stock

The Company has exposure to change in the fair market value of Alion’s common stock as the economic basis for the estimate of contingent obligations relating to the holder’s put rights associated with the Subordinated Note warrants. The value of this obligation would increase by approximately $4.7 million if the price of the Company’s stock were to increase by 10% and would decrease by approximately $4.7 million if the price of the Company’s stock were to decrease by 10%.

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

(a) Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this quarterly report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting.  There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 4T.	Controls and Procedures

Not applicable.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

See Footnote 18 to the Condensed Consolidated Financial Statements. Other than the actions discussed in Footnote 18, the Company is not involved in any legal proceeding other than routine legal proceedings occurring in the ordinary course of business. The Company believes that these routine legal proceedings, in the aggregate, are not material to its financial condition and results of operations.

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

We have a significant amount of indebtedness. We have approximately $221.7 million outstanding under the Term B Senior Credit Facility, with approximately $565.3 million of total outstanding debt, including debt subordinated to our Term B Senior Credit Facility and the Senior Unsecured Notes, and fiscal year 2007 debt service payment obligations for the remainder of fiscal year 2007 of approximately $22.3 million.

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

Our Term B Senior Credit Facility requires and our future debt agreements may require us to maintain specified financial ratios relating to, among other things, our interest coverage and leverage coverage levels. Our ability to satisfy these financial ratios can be affected by events beyond our control, and we cannot guarantee that we will meet these ratios. Default under our Term B Senior Credit Facility could allow lenders to declare all amounts outstanding under both our Term B Senior Credit Facility and the Senior Unsecured Notes to be immediately due and payable. We have pledged substantially all of our assets to secure the debt under our Term B Senior Credit Facility. If the lenders declare amounts outstanding under the Term B Senior Credit Facility to be due, the lenders could proceed against those assets. Any event of default, therefore, could have a material adverse effect on our business, financial condition and results of operations if the creditors determine to exercise their rights.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None, other than sales of securities already reported by the Company in current reports on Form 8-K.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

4.16	Indenture dated as of February 8, 2007, among Alion Science and Technology Corporation, certain subsidiary guarantors and Wilmington Trust Company, as trustee.(1)
4.17	Form of 10.25% Senior Notes due 2015 (included as Exhibit 1 to Exhibit 4.16 of this quarterly report on Form 10-Q)(1)
4.18	Amended and Restated Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(2)
10.81	Incremental Term Loan Assumption Agreement dated January 4, 2007 related to the Credit Agreement dated as of August 2, 2004, as amended, among Alion Science and Technology Corporation, certain subsidiary guarantors, Credit Suisse, and the lenders party thereto.(3)
10.82	Purchase Agreement dated January 26, 2007 among Alion Science and Technology Corporation, certain subsidiary guarantors and Credit Suisse Securities (USA) LLC.(1)
10.83	Amendment No. 4 to the Credit Agreement dated as of August 2, 2004, as amended, among Alion Science and Technology Corporation, certain subsidiary guarantors, Credit Suisse and the lenders party thereto.(3)
10.84	Registration Rights Agreement dated February 8, 2007 among Alion Science and Technology Corporation, certain subsidiary guarantors and Credit Suisse Securities (USA) LLC.(1)
31.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation pursuant to 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 8, 2007.

(2)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Form S-4 filed with the Securities and Exchange Commission on April 30, 2007.

(3)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 10, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALION SCIENCE AND TECHNOLOGY CORPORATION

/s/  John M. Hughes
Name: John M. Hughes
Title: Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Officer)

Date: May 15, 2007