Form 10-Q
period 2007-06-30
ALION SCIENCE & TECHNOLOGY CORP
filed 2007-08-14
CIK 1166568

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007.

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

The number of shares outstanding of Alion Science and Technology Corporation Common Stock as of August 14, 2007, was: Common Stock 5,256,770

ALION SCIENCE AND TECHNOLOGY CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2007

ALION SCIENCE AND TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2007 and September 30, 2006

	June 30,	September 30,
	2007	2006
	(In thousands, except share and per share information)
	(Unaudited)

Current assets:
Cash and cash equivalents	$78	$2,755
Accounts receivable, net	201,485	150,412
Stock subscriptions receivable	—	8,990
Prepaid expenses and other current assets	6,015	6,028

Total current assets	207,578	168,185
Property, plant and equipment, net	16,869	14,644
Intangible assets, net	60,099	75,403
Goodwill	394,428	387,927
Other assets	6,056	4,810

Total assets	685,030	650,969

Current liabilities:
Book cash overdraft	4,186	—
Interest payable	13,852	240
Current portion, Term B senior term loan payable	2,180	2,576
Current portion, acquisition obligations	5,807	11,457
Trade accounts payable and accrued liabilities	61,262	62,803
Accrued payroll and related liabilities	35,504	35,135
Billings in excess of costs and estimated earnings on uncompleted contracts	2,387	2,163

Total current liabilities	125,178	114,374
Acquisition obligations, excluding current portion	—	3,568
Notes payable to bank	25,300	12,300
Term B senior term loan payable, excluding current portion	214,518	252,100
Senior Unsecured Notes	243,473	—
Bridge loan payable	—	164,680
Subordinated note payable	50,216	46,963
Accrued compensation, excluding current portion	27,208	21,026
Accrued postretirement benefit obligations	4,814	3,722
Non-current portion of lease obligations	4,397	4,292
Redeemable common stock warrants	38,649	35,234

Total liabilities	733,753	658,259
Shareholder’s deficit:
Common stock, $0.01 par value, 8,000,000 shares authorized, 5,256,770 and 5,210,126 shares issued and outstanding at June 30, 2007 and September 30, 2006	52	52
Additional paid-in capital	94,029	91,829
Accumulated deficit	(142,804)	(99,171)

Total shareholder’s deficit	(48,723)	(7,290)

Total liabilities and shareholder’s deficit	$685,030	$650,969

See accompanying notes to condensed consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands, except share and per share information)
	(Unaudited)

Contract revenue	$184,933	$116,830	$553,971	$329,308
Direct contract expense	142,172	87,192	423,785	244,544

Gross profit	42,761	29,638	130,186	84,764

Operating expenses:
Indirect contract expense	11,689	7,212	32,861	19,370
Research and development	577	531	1,878	1,301
General and administrative	16,982	15,053	48,425	41,233
Rental and occupancy expense	7,876	5,390	24,352	15,443
Depreciation and amortization	4,955	2,543	16,294	9,734
Bad debt expense	333	292	888	507

Total operating expenses	42,412	31,021	124,698	87,588

Operating income (loss)	349	(1,383)	5,488	(2,824)
Other income (expense):
Interest income	54	108	196	569
Interest expense	(14,290)	(6,998)	(43,339)	(14,915)
Loss on extinguishment of debt	—	—	(6,170)	—
Other	61	38	181	254

Loss before income taxes	(13,826)	(8,235)	(43,644)	(16,916)
Income tax benefit (expense)	(1)	(7)	11	(26)

Net loss	$(13,827)	$(8,242)	$(43,633)	$(16,942)

Basic and diluted loss per share	$(2.63)	$(1.60)	$(8.40)	$(3.34)

Basic and diluted weighted average common shares outstanding	5,252,863	5,157,009	5,194,412	5,076,060

See accompanying notes to condensed consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	June 30,
	2007	2006
	(In thousands)
	(Unaudited)

Cash flows from operating activities:
Net loss	$(43,633)	$(16,942)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,294	9,734
Accretion of debt to face value	724	689
Amortization of debt issuance costs	2,325	1,260
Loss on extinguishment of debt	6,170	—
Decrease/(Increase) in value of interest rate cap agreement	238	(364)
Change in fair value of redeemable common stock warrants	3,415	1,450
Stock-based compensation	9,859	8,282
Gain on disposal of assets	(18)	(1)
Gain on sale of investments, net	(10)	(21)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(50,724)	(21,365)
Other assets	(1,536)	5,430
Trade accounts payable and accruals	480	2,256
Interest payable	13,612	413
Other liabilities	3,951	2,223

Net cash used in operating activities	(38,853)	(6,956)
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(12,551)	(278,805)
Capital expenditures	(6,497)	(4,497)

Net cash used in investing activities	(19,048)	(283,302)
Cash flows from financing activities:
Change in book overdraft	4,186	—
Proceeds from Term B Senior Credit Facility note payable	15,000	118,000
Proceeds from Senior Unsecured Notes	250,000	—
Repayment of Term B Credit Facility note payable	(52,894)	(1,250)
Repayment of mezzanine note warrants	—	(13,643)
Proceeds from Bridge Loan	—	170,000
Repayment of Bridge Loan	(170,000)	—
Payment of debt issuance costs	(10,069)	(7,758)
Net borrowings under revolving credit facility	13,000	5,975
Purchase interest rate cap agreement	—	(44)
Purchase of common stock from ESOP Trust	(6,656)	(17,739)
Cash received from sale of common stock to ESOP Trust	12,657	1,693

Net cash provided by financing activities	55,224	255,234
Net decrease in cash and cash equivalents	(2,677)	(35,024)
Cash and cash equivalents at beginning of period	2,755	37,778

Cash and cash equivalents at end of period	$78	$2,754

Supplemental disclosure of cash flow information:
Cash paid for interest	20,045	8,869
Cash paid for taxes	697	610
Non-cash financing activities:
Common stock issued to ESOP Trust in satisfaction of employer contribution liability	5,100	3,587

See accompanying notes to condensed consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Description and Formation of the Business

Alion Science and Technology Corporation and its subsidiaries (collectively, the Company or Alion) provides scientific, engineering and information technology expertise to research and develop technological solutions for problems relating to national defense, homeland security and energy and environmental analysis. The Company provides these research services primarily to agencies of the federal government and, to a lesser extent, to commercial and international customers.

Alion, a for-profit S Corporation, was formed in October 2001 for the purpose of purchasing substantially all of the assets and certain of the liabilities of IIT Research Institute (IITRI), a not-for-profit corporation controlled by Illinois Institute of Technology (IIT). On December 20, 2002, Alion acquired substantially all of the assets and liabilities of IITRI, excluding the assets and liabilities of IITRI’s Life Sciences Operation, for aggregate total proceeds of $127.3 million (the Transaction). Prior to that time, the Company’s activities were organizational in nature.

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

The statements are prepared on the accrual basis of accounting and include the accounts of Alion and its wholly-owned subsidiaries from the date of acquisition or formation. All inter-company accounts have been eliminated in consolidation. The wholly-owned subsidiaries are as follows:

•	Human Factors Application, Inc. (HFA) — acquired November 1998

•	Innovative Technology Solution Corporation (ITSC) — acquired October 2003

•	Alion — IPS Corporation (IPS) — acquired February 2004

•	Alion — METI Corporation (METI) — acquired February 2005

•	Alion — CATI Corporation (CATI) — acquired February 2005

•	Alion Canada (US) Corporation — established February 2005

•	Alion Science and Technology (Canada) Corporation — established February 2005

•	Alion — JJMA Corporation (JJMA) — acquired April 2005

•	Alion Technical Services Corporation (Virginia) — established July 2005

•	Alion — BMH Corporation (BMH) — acquired February 2006

•	Washington Consulting, Inc. (WCI) — acquired February 2006

•	Alion — MA&D Corporation (MA&D) — acquired May 2006

•	Alion Technical Services Corporation (Delaware) — established May 2006

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

Revenue Recognition

The Company’s revenue results primarily from technology services under a variety of contracts, some of which provide for reimbursement of costs plus fees and others of which are fixed-price or time-and-material type contracts. The Company generally recognizes revenue when a contract has been executed, the contract price is fixed or determinable, delivery of the services or products has occurred and collectibility of the contract price is considered reasonably assured.

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

Contract costs on federal government contracts are subject to audit by the federal government and to adjustment through negotiations between the Company and government representatives. The government considers Alion to be a major contractor and maintains an office on site to perform various audits. The government has audited all of the Company’s federal government contract indirect costs through fiscal year 2004. Indirect rates have been negotiated and settled through fiscal year 2003. The Company submitted its fiscal year 2006 indirect expense rates to the government in March 2007. The Company has recorded revenue on federal government contracts in amounts it expects to realize.

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

Income Taxes

The Company is an S corporation under the provisions of the Internal Revenue Code of 1986, as amended. For federal and certain state income tax purposes, the Company is not subject to tax on its income. The Company’s income is allocated to its sole shareholder, Alion Science and Technology Corporation Employee Stock Ownership, Savings and Investment Trust (the Trust). The Company may be subject to state income taxes in those states that do not recognize S corporations and to additional types of taxes including franchise and business taxes. All of the Company’s wholly-owned operating subsidiaries are qualified subchapter S or disregarded entities which, for federal income tax purposes, are not treated as separate corporations.

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Goodwill and Other Intangibles

As required by SFAS 142, Goodwill and Other Intangible Assets, the Company reviews goodwill annually for impairment at the end of each fiscal year or if events or circumstances indicate potential impairment. The Company must recognize an impairment loss if, and to the extent that, goodwill exceeds fair value. The Company completed the fiscal year 2006 annual goodwill impairment analysis in the fourth quarter of fiscal year 2006. Based on this analysis, the Company concluded that no goodwill impairment existed as of September 30, 2006. For the nine months ended June 30, 2007, there were no significant events that indicated the existence of goodwill impairment as of June 30, 2007. Intangible assets are amortized over their estimated useful lives of generally one to thirteen years primarily using the straight-line method.

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

(3)	Employee Stock Ownership Plan (ESOP) and Stock Ownership Trust

On December 19, 2001, the Company adopted the Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan (the Plan) and the Trust. The Plan, a tax qualified retirement plan, includes an ESOP component and a non-ESOP component. On August 9, 2005, the Internal Revenue Service (IRS) issued a determination letter that the Trust and the Plan, as amended through the Ninth Amendment to the Plan, qualify under Sections 401(a) and 501(a) of the Internal Revenue Code of 1986 (the IRC), as amended. On January 29, 2007, the Company amended and restated the Plan effective as of October 1, 2006 and the Company filed a request with the IRS for a determination letter with respect to the amended and restated Plan on January 30, 2007. The Company believes that the Plan and the Trust have been designed and are currently being operated in compliance with the applicable requirements of the IRC.

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

There were no plan assets as of June 30, 2007 and September 30, 2006. The Company uses an October 1 measurement date.

(5)	Loss Per Share

Basic and diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding excluding the impact of warrants, phantom stock and stock appreciation rights described herein as this impact would be anti-dilutive for all periods presented.

(6)	Shareholder’s Deficit

The Company’s outstanding common stock is held by the Trust for the benefit of participants in the Plan. The Company provides a put option to any participant or beneficiary who receives a distribution of common stock which permits the participant or beneficiary to sell such common stock to the Company during certain periods, at the then estimated fair value per share, which was $43.37 per share as of June 30, 2007. The estimated fair value per share is determined based upon a valuation performed by an independent, third-party firm. The Company may allow the Trust to purchase shares of common stock tendered to the Company under the put option.

Participants have the right to sell the shares distributed from their accounts that were acquired on the closing date of the Transaction at a value per share equal to the greater of the original purchase price or the estimated fair value price per share of the common stock.

(7)	Accounts Receivable

	June 30,	September 30,
	2007	2006
	(In thousands)

Billed receivables	$127,991	$106,310
Unbilled receivables:
Amounts currently billable	49,301	36,548
Revenues recorded in excess of milestone billings on fixed price contracts	7,852	5,591
Revenues recorded in excess of estimated contract value or funding	16,510	3,354
Retainages and other amounts billable upon contract completion	4,374	2,570
Allowance for doubtful accounts	(4,543)	(3,961)

Total Accounts Receivable	$201,485	$150,412

Revenues recorded in excess of milestone billings on fixed price contracts are not yet contractually billable. Amounts currently billable consist principally of amounts to be billed within the next year. Indirect cost rates in excess of provisional billing rates on U.S. government contracts are generally billable at actual rates shortly after the end of each fiscal year. Any remaining unbilled balance including retainage is billable upon contract completion or completion of Defense Contract Audit Agency audits. Revenues recorded in excess of contract value or funding are billable upon receipt of contractual amendments or other modifications. Costs and estimated earnings in excess of billings on uncompleted contracts totaled approximately $78.0 million as of June 30, 2007 and included approximately $16.5 million for customer-requested work for which the Company had not received contracts or contract modifications.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(8)	Property, Plant and Equipment

	June 30,	September 30,
	2007	2006
	(In thousands)

Leasehold improvements	$3,755	$2,709
Equipment and software	30,694	25,188

Total cost	34,449	27,897
Less: accumulated depreciation and amortization	(17,580)	(13,253)

Net fixed assets	$16,869	$14,644

Depreciation and amortization expense for property, plant and equipment was approximately $1.4 million and $1.2 million for the three months ended June 30, 2007 and 2006, respectively. Depreciation and amortization expense for property, plant and equipment was approximately $4.2 million and $3.6 million for the nine months ended June 30, 2007 and 2006, respectively.

(9)	Goodwill and Intangible Assets

As of June 30, 2007, the Company has recorded goodwill of approximately $394.4 million. Changes in the carrying amount of goodwill during the nine months ended June 30, 2007, in the aggregate, are summarized in the following table:

Total
(In thousands)

Balance as of October 1, 2006	$387,927
Adjustment to initial allocation made during the nine months ended June 30, 2007 (includes earn out obligations)	6,501

Balance as of June 30, 2007	$394,428

On June 30, 2006, the Company acquired a group of contracts from Anteon Corporation for approximately $221.4 million. The Company finalized its purchase accounting for the Anteon contracts in the current quarter and adjusted goodwill and intangible assets by approximately $3.2 million. There were no acquisitions during the nine months ended June 30, 2007.

As of June 30, 2007, the Company recorded gross intangible assets of approximately $114.8 million, accumulated amortization of $54.7 million and net intangible assets of approximately $60.1 million. Intangible assets consist primarily of contracts purchased in connection with the acquisitions of JJMA, IPS, METI, BMH, WCI and MA&D and the contracts the Company acquired from Anteon Corporation (Anteon Contracts).

		Accumulated
	Gross	Amortization	Net
	(In thousands)

Purchased contracts	$112,032	$53,468	$58,564
Internal use software and engineering designs	2,155	692	1,463
Non-compete agreements	650	578	72

Total	$114,837	$54,738	$60,099

The intangible assets generally have estimated useful lives of one to thirteen years and are being amortized primarily using the straight-line method. The weighted-average remaining amortization period of intangible assets was approximately seven years at June 30, 2007. Amortization expense was approximately $4.1 million and $1.3 million for the three months ended June 30, 2007 and 2006, respectively. Amortization expense was

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

approximately $12.6 million and $6.1 million for the nine months ended June 30, 2007 and 2006, respectively. Estimated aggregate amortization expense for the remainder of fiscal year 2007 and for each of the next five years and thereafter is as follows:

		(In thousands)

For the remaining three months:	2007	$3,725
For the year ending September 30:	2008	14,631
	2009	12,541
	2010	10,965
	2011	6,843
	2012	6,150
	and thereafter	5,244

Total:		$60,099

(10)	Long-Term Debt

Term B Senior Credit Facility

The Company entered into various debt agreements (Senior Credit Agreement, Mezzanine Note, and Subordinated Note) on December 20, 2002 to fund its acquisition of substantially all the assets of IITRI. In August 2004, the Company entered into a new Term B senior secured credit facility (the Term B Senior Credit Facility) with a syndicate of financial institutions for which Credit Suisse serves as arranger, administrative agent and collateral agent, and for which LaSalle Bank National Association serves as syndication agent. The Company has entered into the following instruments in connection with the Term B Senior Credit Facility since August 2004:

•	In April 2005, the first amendment to the Term B Senior Credit Facility (Amendment One) made certain changes to the Term B Senior Credit Facility and added $72.0 million in term loans to the Company’s total Term B Senior Credit Facility debt.

•	In March 2006, the second amendment to the Term B Senior Credit Facility (Amendment Two) made certain changes to the Term B Senior Credit Facility and increased the term loan commitment by $68.0 million, of which the full $68.0 million had been drawn down by the Company as of June 30, 2007, and increased the revolving credit commitment from $30.0 million to $50.0 million.

•	On June 30, 2006, the third amendment to the Term B Senior Credit Facility (Amendment Three) made certain changes to the Term B Senior Credit Facility and added $50.0 million in term loans to the Company’s total Term B Senior Credit Facility debt.

•	On January 4, 2007, the fourth increment to the Term B Senior Credit Facility (Increment Four) added $15.0 million in term loans to the Company’s total Term B Senior Credit Facility debt.

•	On February 6, 2007, the fourth amendment to the Term B Senior Credit Facility (Amendment Four) made certain changes to the Term B Senior Credit Facility, including (i) extending the maturity date of the senior term loans to February 6, 2013, (ii) adjusting the principal repayment schedule to require one balloon principal repayment at maturity, and (iii) adding an incurrence test as an additional condition to the Company’s ability to incur permitted indebtedness.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

The Term B Senior Credit Facility consists of:

•	a senior term loan, which is comprised of the following balances:

	June 30,	September 30,
	2007	2006
	(In thousands)

Senior term loan	$221,121	$259,015
Less: Unamortized debt issuance costs	(4,423)	(4,339)

Senior term loan payable	$216,698	$254,676
Less: current maturities, net of unamortized debt issue costs	(2,180)	(2,576)

Senior term loan payable, less current maturities	$214,518	$252,100

•	a $50.0 million senior revolving credit facility under which approximately $25.3 million was outstanding as of June 30, 2007, and approximately $3.7 million of which was allocated for letters of credit and as such is not available to be borrowed; and

•	a $135.0 million uncommitted incremental term loan “accordion” facility.

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

On April 1, 2005, the Company chose to have the senior term loan bear interest at the Eurodollar rate and the senior revolving credit facility bear interest at the ABR rate based on Credit Suisse’s prime rate. On February 6, 2007, the fixed component of the Term B Senior Credit Facility interest rate was reduced by 25 basis points in the fourth amendment. As of June 30, 2007, the Eurodollar rate on the senior term loan was 7.86 percent (5.36 percent plus 2.50 percent Eurodollar spread) and the ABR rate was 9.75 percent (8.25 percent plus 1.50 percent spread).

Other Fees and Expenses.  Each quarter the Company is required to pay a commitment fee of 50 basis points per year on the prior quarter’s daily, unused balance of the revolving credit facility and senior term loan commitment. As of June 30, 2007, the Company had approximately $25.3 million outstanding on the revolving credit facility and approximately $3.7 million was allocated for letters of credit; and the senior term loan was fully utilized. For the nine months ended June 30, 2007, the Company paid approximately $59,000 in commitment fees for the revolving credit facility and no commitment fee for the senior term loan.

Financial Covenants.  The Term B Senior Credit Facility requires the Company to meet certain financial performance measures typical of commercial loans of this type including senior secured leverage and interest coverage ratios. The Term B Senior Credit Facility includes other covenants that restrict the Company’s ability to take certain actions without the prior consent of senior lenders who extended a majority of the outstanding term loans. As of June 30, 2007, the Company was in compliance with the Term B Senior Credit Facility covenants.

Senior Unsecured Notes

On February 8, 2007, the Company issued and sold $250.0 million of its 10.25% senior unsecured notes due February 1, 2015 (the Private Senior Unsecured Notes) to Credit Suisse, which informed the Company that it resold most of the Senior Unsecured Notes to qualified institutional buyers.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Use of Proceeds.  The proceeds of the Private Senior Unsecured Notes were used to pay off all outstanding amounts under the Bridge Loan Agreement and approximately $72.0 million of the amounts outstanding under the Term B Senior Credit Facility.

Exchange Offer; Registration Rights.  In connection with the Private Senior Unsecured Notes, the Company filed a registration statement with the SEC with respect to a registered offer to exchange the Private Senior Unsecured Notes for publicly registered notes (the Senior Unsecured Notes). The registration statement was declared effective on May 10, 2007 and the exchange offer closed on June 20, 2007.

Security.  The Senior Unsecured Notes are currently guaranteed by HFA, CATI, METI, JJMA, BMH, WCI and MA&D and will be guaranteed by certain of the Company’s future subsidiaries (see Note 16).

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

Bridge Loan

On June 30, 2006, the Company entered into a Bridge Loan agreement with Credit Suisse and borrowed $170.0 million, which was used to pay part of the cost of acquiring the Anteon Contracts. In February 2007, the

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Company repaid the $170.0 million balance under the Bridge Loan Agreement. The net carrying value of the Bridge Loan prior to pay-off was $163.8 million. The Company determined that the pay-off of the Bridge Loan was a debt extinguishment and recognized as a loss on extinguishment of debt of $6.2 million for the nine months ended June 30, 2007.

Interest Payable

Interest Payable consisted of the following balances:

	June 30,	September 30,
	2007	2006
	(In thousands)

Senior Unsecured Notes	$10,179	$—
Term B Senior Term Loan	3,673	137
Bridge loan payable	—	103

Total	$13,852	$240

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

As of June 30, 2007, the remaining fiscal year principal repayments (at face amount before debt discount) for outstanding indebtedness are as follows:

	2007	2008	2009	2010	2011	2012	Thereafter	Total
	(In thousands)

Senior Term Loan(1)	$556	$2,224	$2,224	$2,224	$2,224	$2,224	$209,445	$221,121
Senior Unsecured Notes(2)	—	—	—	—	—	—	250,000	250,000
Subordinated Note(3)	—	—	19,950	19,950	—	—	—	39,900
Subordinated Paid in
Kind Notes(4)	—	—	7,402	7,402	—	—	—	14,804

Total principal payments	$556	$2,224	$29,576	$29,576	$2,224	$2,224	$459,445	$525,825

(1)	The table does not reflect any prepayments of the senior term loan based on excess cash flow or other conditions as the timing and amount of any such payments are uncertain. The approximate $216.7 million on the face of the balance sheet (current and long-term portion) includes, as of June 30, 2007, approximately $4.4 million of unamortized debt issue costs (which initially totaled approximately $12.3 million). The Company expects to refinance the senior term loan before the end of fiscal year 2012.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(2)	The table reflects the $250.0 million of Senior Unsecured Notes currently issued and outstanding. The principal amount of $250.0 million is due and payable on February 1, 2015.

(3)	Repayment of $39.9 million for the face value of the Subordinated Note in two equal payments of $19.95 million in years 2009 and 2010. The $39.9 million includes, as of June 30, 2007, approximately $3.1 million of unamortized debt discount assigned to fair value of the detachable warrants. On December 20, 2002, approximately $7.1 million was assigned as the fair value of the warrants in accordance with Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially settled in, a Company’s Own Stock. The Company expects to refinance the Subordinated Note before the end of fiscal year 2008.

(4)	During the eight-year term of the Subordinated Note, approximately $14.8 million of principal accretes to the note in the form of Paid in Kind (PIK) notes and is included in the principal payments in fiscal years 2009 and 2010. The principal, together with the outstanding balance of the PIK notes will be due and payable in equal amounts at the end of fiscal years 2009 and 2010. The Company expects to refinance the PIK notes before the end of fiscal year 2008.

(11)	Redeemable Common Stock Warrants

In connection with the issuance of the Subordinated Note described in Note 10, the Company issued 1,080,437 detachable redeemable common stock warrants (the Warrants) to IITRI. IITRI subsequently transferred all of its rights, title and interest in the warrants to IIT. The Warrants have an exercise price of $10 per share and are exercisable until December 2010. The Warrants permit the holders to sell warrants to the Company, at predetermined times, at the then current fair value of the common stock less the exercise price. The Warrants are classified as debt instruments in accordance with Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. The Company recorded the initial $10.3 million estimated fair value of the Warrants as a discount to the face value of the notes issued and as a liability. The outstanding Warrants had an estimated fair value of $38.6 million as of June 30, 2007. The Company recognizes interest expense for changes in the estimated fair value of the Warrants.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(12)	Leases

Future minimum lease payments under non-cancelable operating leases for buildings, equipment and automobiles at June 30, 2007 are set out below. Under these operating leases, the Company subleased some excess capacity to subtenants under non-cancelable operating leases. In connection with the IPS, METI, and JJMA acquisitions, the Company assumed operating leases at above-market rates and recorded a loss accrual of approximately $4.9 million based on the estimated fair value of the lease liabilities assumed. The loss is being amortized over the lease terms; the remaining unamortized balance was $1.7 million at June 30, 2007. In connection with the IPS acquisition, the Company also acquired a related sub-lease pursuant to which it receives above-market rates. Based on the estimated fair value of the sublease, the Company recognized an asset of $0.6 million which is being amortized over the lease term. The remaining asset value was $0.2 million at June 30, 2007.

Fiscal Years Ending	(In thousands)

2007 (for the remainder of fiscal year)	$6,957
2008	25,648
2009	22,400
2010	16,661
2011	14,522
2012	9,961
and thereafter	22,941

Gross lease payments	$119,090
Less: non-cancelable subtenant receipts	(4,306)

Net lease payments	$114,784

Rent expense under operating leases was $6.5 million and $4.6 million for the three months ended June 30, 2007 and 2006, respectively. Rent expense under operating leases was $20.9 million and $18.3 million for the nine months ended June 30, 2007 and 2006, respectively. Sublease rental income under operating leases was $0.5 million for the three months ended June 30, 2007 and 2006, respectively. Sublease rental income under operating leases was $1.5 million and $2.1 million for the nine months ended June 30, 2007 and 2006, respectively.

(13)	Stock Appreciation Rights

As of June 30, 2007, under the 2002 SAR Plan, the Company had granted 236,400 SARs to directors and employees. Under the 2004 SAR Plan, the Company had granted 807,515 SARs to directors and employees. For the three months ended June 30, 2007 and 2006, the Company recognized approximately $1.0 million and $1.0 million, respectively, in compensation expense associated with the two SAR plans. For the nine months ended June 30, 2007 and 2006, the Company recognized approximately $3.0 million and $2.4 million, respectively, in compensation expense associated with the two SAR plans.

The table below sets out the disclosures and the assumptions used to value a share of Alion common stock and the Company’s grants of stock appreciation rights as of June 30, 2007. For grants issued prior to October 1, 2006, the Company uses the intrinsic value method to recognize compensation expense pursuant to SFAS No. 123 Accounting for Stock-Based Compensation. For grants issued on or after October 1, 2006, the Company uses a Black-Scholes-Merton option pricing model to recognize compensation expense pursuant to SFAS No. 123(R) Share-Based Payment. The Company uses the fair market value of a share of its common stock to recognize expense for all grants; therefore no additional disclosures are required for these grants. There is no established public trading market for Alion’s common stock. The Trust is the only holder of our common stock. The Company uses an independent third party valuation firm to determine the fair market value of a share of Alion common stock. Alion does not expect to pay any dividends on its common stock. The terms of the Term B Senior Credit Facility, the Indenture and the Subordinated Note impose certain limitations on the payment of dividends. The Company currently intends to retain future earnings, if any, for use in the operation of its business.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Alion Science and Technology Corporation
Stock-based Compensation Disclosures per FAS 123 and FAS 123R
Stock Appreciation Rights
As of June 30, 2007

	Shares	Shares	Total
	Granted to	Granted to	Shares	Exercise	Outstanding	Outstanding				Vested	Exercisable
Date of Grant	Employees	Directors	Granted	Price	at 9/30/06	at 6/30/07	Forfeited	Exercised	Expired	at 6/30/07	at 6/30/07

December 2002	64,250	—	64,250	$10.00	47,785	40,660	1,840	5,285	—	32,050	17,300
December 2002	—	29,400	29,400	$10.00	—	—	—	—	—	—	—
May 2003	300	—	300	$11.13	240	150	—	90	—	90	90
June 2003	300	—	300	$11.13	300	—	120	180	—	—	—
November 2003	129,550	—	129,550	$14.71	100,466	85,666	4,628	10,172	—	48,256	16,188
November 2003	—	12,600	12,600	$14.71	2,800	2,800	—	—	—	2,800	2,800
November 2004	—	12,600	12,600	$19.94	12,600	12,600	—	—	—	8,400	8,400
February 2005	164,750	—	164,750	$19.94	135,588	122,363	9,875	3,350		59,963	—
March 2005	2,000	—	2,000	$19.94	2,000	2,000	—	—	—	1,000	—
April 2005	33,000	—	33,000	$29.81	27,500	27,500	—	—	—	12,500	—
June 2005	2,000	—	2,000	$29.81	2,000	2,000	—	—	—	1,000	—
December 2005	276,675	—	276,675	$35.89	257,900	237,625	18,762	1,513	—	63,225	—
February 2006	13,000	—	13,000	$35.89	10,250	10,250	—	—	—	2,563	—
February 2006	7,500	—	7,500	$35.89	7,500	5,625	1,875	—	—	1,875	—
May 2006	7,000	—	7,000	$37.06	7,000	7,000	—	—	—	1,750	—
July 2006	15,000	—	15,000	$37.06	15,000	15,000	—	—	—	—	—
August 2006	1,250	—	1,250	$37.06	1,250	1,250	—	—	—	—	—
December 2006	239,290	—	239,290	$41.02	—	232,250	7,040	—	—	500	500
February 2007	33,450	—	33,450	$41.02	—	32,200	1,250	—	—	—	—
Total	989,315	54,600	1,043,915		630,179	836,939	45,390	20,590	—	235,972	45,278
Wtd Avg Exercise Price	$29.96	$13.38	$29.09		$26.39	$31.22	$30.08	$15.86	$—	$22.76	$14.16

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Alion Science and Technology Corporation
Stock-based Compensation Disclosures per FAS 123 and 123R
Stock Appreciation Rights
As of June 30, 2007

	Risk Free			Remaining Life
Date of Grant	Interest Rate	Volatility	Expected Life	(months)

December 2002	4.06% - 4.49%	60%	5 yrs	4.3
December 2002	4.06% - 4.49%	60%	3 yrs	0.0
May 2003	2.70% - 3.30%	55%	5 yrs	9.7
June 2003	2.70% - 3.30%	55%	5 yrs	10.5
November 2003	4.06% - 4.49%	60%	5 yrs	16.1
November 2003	4.06% - 4.49%	60%	3 yrs	0.0
November 2004	3.10% - 3.60%	45%	3 yrs	4.3
February 2005	3.10% - 3.60%	45%	4 yrs	18.7
March 2005	3.10% - 3.60%	45%	4 yrs	19.8
April 2005	4.10% - 4.20%	45%	4 yrs	20.7
June 2005	4.10% - 4.20%	45%	4 yrs	22.9
December 2005	4.20% - 4.20%	40%	4 yrs	29.5
February 2006	4.20% - 4.20%	40%	4 yrs	31.2
February 2006	4.20% - 4.20%	40%	4 yrs	31.7
May 2006	4.82% - 4.83%	35%	4 yrs	34.5
July 2006	4.82% - 4.83%	35%	4 yrs	35.9
August 2006	4.82% - 4.83%	35%	4 yrs	37.8
December 2006	4.54% - 4.58%	35%	4 yrs	41.7
February 2007	4.54% - 4.58%	35%	4 yrs	43.8
Wtd Avg Remaining Life (months)				28.7

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(14)	Phantom Stock Plans

As of June 30, 2007, under the Initial Phantom Stock Plan, the Company had granted 223,685 shares of phantom stock. Under the Second Phantom Stock Plan, the Company had granted 294,149 shares of retention phantom stock and 207,778 shares of performance phantom stock. Under the Director Phantom Stock Plan, the Company had granted 13,786 shares of phantom stock. For the three months ended June 30, 2007 and 2006, the Company recognized approximately $2.4 million and $2.3 million, respectively, in compensation expense associated with all three phantom stock plans. For the nine months ended June 30, 2007 and 2006, the Company recognized approximately $6.9 million and $5.9 million, respectively, in compensation expense associated with all three phantom stock plans.

The table below sets out the disclosures and the assumptions used to value a share of Alion common stock and the Company’s grants of phantom stock as of June 30, 2007. For grants issued prior to October 1, 2006, the Company uses the intrinsic value method to recognize compensation expense pursuant to SFAS No. 123 Accounting for Stock-Based Compensation and SFAS No. 123(R) Share-Based Payment. The Company uses the fair market value of a share of its common stock to recognize expense for all grants; therefore no additional disclosures are required for these grants. There is no established public trading market for Alion’s common stock. The Trust is the only holder of the Company’s common stock. The Company uses an independent third party valuation firm to determine the fair market value of a share of Alion common stock. Alion does not expect to pay any dividends on its common stock. The terms of the Term B Senior Credit Facility, the Indenture, and the Subordinated Note impose certain limitations on the payment of dividends. The Company intends to retain future earnings, if any, for use in the business.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Alion Science and Technology Corporation
Stock-based Compensation Disclosures per FAS 123 and FAS 123R
Phantom Stock
as of June 30, 2007

				Grant
	Shares	Shares	Total	Date		Outstanding
	Granted to	Granted to	Shares	Price per	Outstanding	at				Vested at	Exercisable at
Date of Grant	Employees	Directors	Granted	Share	at 9/30/06	6/30/07	Forfeited	Exercised	Expired	6/30/07	6/30/07

February 2003	171,000	—	171,000	$10.00	85,000	59,000	—	26,000	—	24,750	24,750
November 2003	52,685	—	52,685	$14.71	32,971	26,513	—	6,458	—	8,158	8,158
February 2005	202,763	—	202,763	$19.94	202,763	202,763	—	—	—	—	—
February 2005	103,414	—	103,414	$19.94	103,414	103,414	—	—	—	—	—
February 2005	5,015	—	5,015	$19.94	5,015	5,015	—	—	—	2,508	—
August 2005	2,960	—	2,960	$33.78	2,960	2,960	—	—	—	987	—
November 2005	66,592	—	66,592	$35.89	66,592	66,592	—	—	—	—	—
November 2005	—	7,808	7,808	$35.89	6,832	6,181	—	651	—	1,626	1,626
November 2005	55,726	—	55,726	$35.89	55,726	55,726	—	—	—	—	—
November 2006	—	5,978	5,978	$41.02	—	5,978	—	—	—	—	—
November 2006	65,456	—	65,456	$41.02	—	65,456	—	—	—	—	—
Total	725,612	13,786	739,398		561,274	599,599	—	33,109	—	38,029	34,534
Wtd Avg Grant Date Fair Value Price per Share	$21.86	$38.11	$22.17		$21.87	$24.73	$—	$11.43	$—	$13.39	$12.33

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Alion Science and Technology Corporation
Stock-based Compensation Disclosures per FAS 123 and FAS 123R
Phantom Stock
as of June 30, 2007

	Risk Free			Remaining Life
Date of Grant	Interest Rate	Volatility	Expected Life	(months)

February 2003	4.06% - 4.49%	60%	5 yrs	6.7
November 2003	4.06% - 4.49%	60%	5 yrs	15.8
February 2005	3.10% - 3.60%	45%	3 yrs	6.7
February 2005	3.10% - 3.60%	45%	3 yrs	6.7
February 2005	3.10% - 3.60%	45%	4 yrs	18.7
August 2005	3.72% - 3.77%	45%	3 yrs	12.9
November 2005	4.20% - 4.20%	40%	3 yrs	16.1
November 2005	4.20% - 4.20%	40%	3 yrs	16.1
November 2005	4.20% - 4.20%	40%	5 yrs	40.1
November 2006	4.54% - 4.58%	35%	3 yrs	28.4
November 2006	4.54% - 4.58%	35%	3 yrs	28.4
Total
Wtd Avg Remaining Life (months)				14.1

(15)	Segment Information and Customer Concentration

The Company operates in one segment, delivering a broad array of scientific and engineering expertise to research and develop technological solutions for problems relating to national defense, homeland security, and energy and environmental analysis under contracts with the federal government, state and local governments, and commercial customers. The Company’s federal government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use the Company’s services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization.

Contract receivables from agencies of the federal government represented approximately $188.6 million, or 91.8%, of accounts receivable at June 30, 2007 and $143.8 million, or 93.7%, of accounts receivable at September 30, 2006. Contract revenues from agencies of the federal government represented approximately 94.5% of total contract revenues during the nine months ended June 30, 2007 and 94.7% of total contract revenues during the nine months ended June 30, 2006. Two prime contracts with the Department of Defense represented approximately 17.5% and 8.6% of revenue for the nine months ended June 30, 2007. Two prime contracts with the Department of Defense represented approximately 14.6% and 10.6% of revenue for the nine months ended June 30, 2006.

(16)	Guarantor/Non-guarantor Condensed Consolidated Financial Information

The Company’s Senior Unsecured Notes are unsecured general obligations of the Company. Certain of the Company’s wholly-owned, domestic subsidiaries have jointly, severally, fully and unconditionally guaranteed the Senior Unsecured Notes. The following information presents condensed consolidating balance sheet as of June 30, 2007 and September 30, 2006, condensed consolidating statement of operations for the three months ended June 30, 2007 and June 30, 2006; condensed consolidating statement of operations for the nine months ended June 30, 2007 and June 30, 2006; and condensed consolidating statement of cash flows for the nine months ended June 30, 2007 and June 30, 2006 of the parent company issuer, the guarantor subsidiaries and the non-guarantor subsidiaries. Investments include investments in subsidiaries held by the parent company issuer and have been presented using the equity method of accounting.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Condensed Consolidating Balance Sheet Information at June 30, 2007

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	(In thousands)

Current assets:
Cash and cash equivalents	$77	$—	$1	$—	$78
Accounts receivable	196,347	5,134	4	—	201,485
Other current assets	5,903	110	2	—	6,015

Total current assets	202,327	5,244	7	—	207,578
Property, plant and equipment, net	16,672	197	—	—	16,869
Intangible assets, net	60,099	—	—	—	60,099
Goodwill	394,428	—	—	—	394,428
Investment in subsidiaries	7,836	—	—	(7,836)	—
Intercompany receivables	—	7,355	—	(7,355)	—
Other assets	6,042	14	—	—	6,056

Total assets	687,404	12,810	7	(15,191)	685,030

Current liabilities:
Book cash overdraft	3,478	706	2	—	4,186
Interest payable	13,852	—	—	—	13,852
Current portion, Term B Senior Credit Facility note payable	2,180	—	—	—	2,180
Current portion, acquisition obligations	5,807	—	—	—	5,807
Trade accounts payable and accrued liabilities	59,431	1,826	5	—	61,262
Accrued payroll and related liabilities	34,166	1,215	123	—	35,504
Billings in excess of costs and estimated earnings on uncompleted contracts	2,387	—	—	—	2,387

Total current liabilities	121,301	3,747	130	—	125,178
Intercompany payables	7,083	—	272	(7,355)	—
Notes payable to bank	25,300	—	—	—	25,300
Term B Senior Credit Facility note payable, excluding current portion	214,518	—	—	—	214,518
Senior Unsecured Notes	243,473	—	—	—	243,473
Subordinated note payable	50,216	—	—	—	50,216
Accrued compensation, excluding current portion	26,458	750	—	—	27,208
Accrued postretirement benefit obligations	4,814	—	—	—	4,814
Non-current portion of lease obligations	4,315	82	—	—	4,397
Redeemable common stock warrants	38,649	—	—	—	38,649

Total liabilities	736,127	4,579	402	(7,355)	733,753
Shareholder’s equity (deficit):
Common stock	52	1	—	(1)	52
Additional paid-in capital	94,029	2,800	—	(2,800)	94,029
Treasury stock	—	(2)	—	2	—
Accumulated surplus (deficit)	(142,804)	5,432	(395)	(5,037)	(142,804)

Total shareholder’s equity (deficit)	(48,723)	8,231	(395)	(7,836)	(48,723)

Total liabilities and shareholder’s equity (deficit)	$687,404	$12,810	$7	$(15,191)	$685,030

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Condensed Consolidating Balance Sheet Information at September 30, 2006

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	(In thousands)

Current assets:
Cash and cash equivalents	$2,728	$(32)	$59	$—	$2,755
Accounts receivable	144,751	5,657	4	—	150,412
Stock subscriptions receivable	8,990	—	—	—	8,990
Other current assets	5,885	134	9	—	6,028

Total current assets	162,354	5,759	72	—	168,185
Property, plant and equipment, net	14,029	299	316	—	14,644
Intangible assets, net	75,403	—	—	—	75,403
Goodwill	387,927	—	—	—	387,927
Investment in subsidiaries	7,979	—	—	(7,979)	—
Intercompany receivables	—	8,310	—	(8,310)	—
Other assets	4,797	13	—	—	4,810

Total assets	652,489	14,381	388	(16,2889)	650,969

Current liabilities:
Interest payable	240	—	—	—	240
Current portion, Term B Senior Credit Facility note payable	2,576	—	—	—	2,576
Current portion, acquisition obligations	11,457	—	—	—	11,457
Trade accounts payable and accrued liabilities	59,174	3,625	4	—	62,803
Accrued payroll and related liabilities	33,288	1,694	153	—	35,135
Billings in excess of costs and estimated earnings on uncompleted contracts	2,163	—	—	—	2,163

Total current liabilities	108,898	5,319	157	—	114,374
Acquisition obligations, excluding current portion	3,568	—	—	—	3,568
Intercompany payables	7,784	—	526	(8,310)	—
Notes payable to bank	12,300	—	—	—	12,300
Term B Senior Credit Facility note payable, excluding current portion	252,100	—	—	—	252,100
Bridge loan payable	164,680	—	—	—	164,680
Subordinated note payable	46,963	—	—	—	46,963
Accrued compensation, excluding current portion	20,254	772	—	—	21,026
Accrued postretirement benefit obligations	3,722	—	—	—	3,722
Non-current portion of lease obligations	4,276	16	—	—	4,292
Redeemable common stock warrants	35,234	—	—	—	35,234

Total liabilities	659,779	6,107	683	(8,310)	658,259
Shareholder’s equity (deficit):
Common stock	52	1	—	(1)	52
Additional paid-in capital	91,829	2,800	—	(2,800)	91,829
Treasury stock		(2)	—	2	—
Accumulated surplus (deficit)	(99,171)	5,475	(295)	(5,180)	(99,171)

Total shareholder’s equity (deficit)	(7,290)	8,274	(295)	(7,979)	(7,290)

Total liabilities and shareholder’s equity (deficit)	$652,489	$14,381	$388	$(16,289)	$650,969

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Condensed Consolidating Statement of Operations
for the Three Months Ended June 30, 2007

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	(In thousands)

Contract revenue	$177,937	$6,946	$50	$—	$184,933
Direct contract expense	136,973	5,165	34	—	142,172

Gross profit	40,964	1,781	16	—	42,761

Operating expenses:
Indirect contract expense	10,425	1,254	10	—	11,689
Research and development	492	6	79	—	577
General and administrative	16,735	285	(38)	—	16,982
Rental and occupancy expense	7,840	22	14	—	7,876
Depreciation and amortization	4,920	35	—	—	4,955
Bad debt expense	317	16	—	—	333

Total operating expenses	40,729	1,618	65	—	42,412

Operating income (loss)	235	163	(49)	—	349
Other income (expense):
Interest income	54	—	—	—	54
Interest expense	(14,290)	—	—	—	(14,290)
Other	291	(304)	74	—	61
Equity in net income (loss) of subsidiaries	(117)	—	—	117	—

Income (loss) before income taxes	(13,827)	(141)	25	117	(13,826)
Income tax expense	—	(1)	—	—	(1)

Net income (loss)	$(13,827)	$(142)	$25	$117	$(13,827)

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Condensed Consolidating Statement of Operations
for the Three Months Ended June 30, 2006

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	(In thousands)

Contract revenue	$109,695	$7,085	$50	$—	$116,830
Direct contract expense	82,105	5,056	31	—	87,192

Gross profit	27,590	2,029	19	—	29,638

Operating expenses:
Indirect contract expense	6,309	893	10	—	7,212
Research and development	341	—	190	—	531
General and administrative	14,792	259	2	—	15,053
Rental and occupancy expense	5,381	1	8	—	5,390
Depreciation and amortization	2,512	31	—	—	2,543
Bad debt expense	292	—	—	—	292

Total operating expenses	29,627	1,184	210	—	31,021

Operating income (loss)	(2,037)	845	(191)	—	(1,383)
Other income (expense):
Interest income	108	—	—	—	108
Interest expense	(6,998)	—	—	—	(6,998)
Other	38	(331)	(13)	—	38
Equity in net income (loss) of subsidiaries	310	—	—	(310)	—

Income (loss) before income taxes	(8,235)	514	(204)	(310)	(8,235)
Income tax expense	(7)	—	—	—	(7)

Net income (loss)	$(8,242)	$514	$(204)	$(310)	$(8,242)

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Condensed Consolidating Statement of Operations
for the Nine Months Ended June 30, 2007

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	(In thousands)

Contract revenue	$533,102	$20,684	$185	$—	$553,971
Direct contract expense	408,505	15,156	124	—	423,785

Gross profit	124,597	5,528	61	—	130,186

Operating expenses:
Indirect contract expense	29,121	3,602	138	—	32,861
Research and development	1,732	8	138	—	1,878
General and administrative	47,534	966	(75)	—	48,425
Rental and occupancy expense	24,300	22	30	—	24,352
Depreciation and amortization	16,192	102	—	—	16,294
Bad debt expense	847	41	—	—	888

Total operating expenses	119,726	4,741	231	—	124,698

Operating income (loss)	4,871	787	(170)	—	5,488
Other income (expense):
Interest income	196	—	—	—	196
Interest expense	(43,339)	—	—	—	(43,339)
Loss on extinguishment of debt	(6,170)	—	—	—	(6,170)
Other	952	(841)	70	—	181
Equity in net income (loss) of subsidiaries	(143)	—	—	143	—

Income (loss) before income taxes	(43,633)	(54)	(100)	143	(43,644)
Income tax benefit	—	11	—	—	11

Net income (loss)	$(43,633)	$(43)	$(100)	143	$(43,633)

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Condensed Consolidating Statement of Operations
for the Nine Months Ended June 30, 2006

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	(In thousands)

Contract revenue	$316,745	$12,135	$428	$—	$329,308
Direct contract expense	235,602	8,671	271	—	244,544

Gross profit	81,143	3,464	157	—	84,764

Operating expenses:
Indirect contract expense	18,043	1,301	26	—	19,370
Research and development	932	—	369	—	1,301
General and administrative	40,714	465	54	—	41,233
Rental and occupancy expense	15,413	4	26	—	15,443
Depreciation and amortization	9,689	45	—	—	9,734
Bad debt expense	507	—	—	—	507

Total operating expenses	85,298	1,815	475	—	87,588

Operating income (loss)	(4,155)	1,649	(318)	—	(2,824)
Other income (expense):
Interest income	569	—	—	—	569
Interest expense	(14,915)	—	—	—	(14,915)
Other	(1,048)	(714)	(80)	—	254
Equity in net income (loss) of subsidiaries	537	—	—	(537)	—

Income (loss) before income taxes	(16,916)	935	(398)	(537)	(16,916)
Income tax expense	(26)	—	—	—	(26)

Net income (loss)	$(16,942)	$935	$(398)	$(537)	$(16,942)

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended June 30, 2007

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Consolidated
	(In thousands)

Net cash used in operating activities	$(38,119)	$(674)	$(60)	$(38,853)
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(12,551)	—	—	(12,551)
Capital expenditures	(6,497)	—	—	(6,497)

Net cash used in investing activities	(19,048)	—	—	(19,048)
Cash flows from financing activities:
Change in book overdraft	3,478	706	2	4,186
Proceeds from Term B Senior Credit Facility note payable	15,000	—	—	15,000
Proceeds from Senior Unsecured Notes	250,000	—	—	250,000
Repayment of Term B Credit Facility note payable	(52,894)	—	—	(52,894)
Repayment of Bridge Loan	(170,000)	—	—	(170,000)
Payment of debt issuance costs	(10,069)	—	—	(10,069)
Net borrowings under revolving credit facility	13,000	—	—	13,000
Purchase of common stock from ESOP Trust	(6,656)	—	—	(6,656)
Cash received from sale of common stock to ESOP Trust	12,657	—	—	12,657

Net cash provided by financing activities	54,516	706	2	55,224
Net increase (decrease) in cash and cash equivalents	(2,651)	32	(58)	(2,677)
Cash and cash equivalents at beginning of year	2,728	(32)	59	2,755

Cash and cash equivalents at end of year	$77	$—	$1	$78

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended June 30, 2006

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Consolidated
	(In thousands)

Net cash used in operating activities	$(7,042)	$(221)	$(307)	$(6,956)
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(278,805)	—	—	(278,805)
Capital expenditures	(4,168)	(17)	(312)	(4,497)

Net cash used in investing activities	(282,973)	(17)	(312)	(283,302)
Cash flows from financing activities:
Proceeds from Term B Senior Credit Facility note payable	118,000	—	—	118,000
Repayment of Term B Credit Facility note payable	(1,250)	—	—	(1,250)
Repayment of mezzanine note warrants	(13,643)	—	—	(13,643)
Proceeds from bridge loan	170,000	—	—	170,000
Payment of debt issuance costs	(7,758)	—	—	(7,758)
Net borrowings under revolving credit facility	5,975	—	—	5,975
Purchase interest rate cap agreement	(44)	—	—	(44)
Purchase of shares of common stock from ESOP Trust	(17,739)	—	—	(17,739)
Cash received from issuance of common stock to Trust	1,693	—	—	1,693

Net cash provided by financing activities	255,234	—	—	255,234
Net decrease in cash and cash equivalents	(34,781)	(238)	(5)	(35,024)
Cash and cash equivalents at beginning of year	37,512	261	5	37,778

Cash and cash equivalents at end of year	$2,731	$23	$—	$2,754

(17)	Commitments and Contingencies

Earn Out Commitments

The Company has earn out commitments related to the following acquisitions:

CATI — There is an earn out provision not to exceed $8.25 million based on the revenue of the business units that formerly comprised CATI. There is a second earn out provision not to exceed $1.5 million based on attaining certain revenue goals in the commercial aviation industry. The obligations continue until September 2007. In the nine months ended June 30, 2007, the Company recognized no earn out obligations for CATI.

BMH — There is an earn out provision not to exceed a total of $6.0 million based on the revenue of the business units that formerly comprised BMH. The obligation continues until December 2007. In the nine months ended June 30, 2007, the Company recognized and paid $3.0 million in earn out obligation related to BMH.

WCI — There is an earn out provision not to exceed a total of $2.6 million based on the revenue of the business units that formerly comprised WCI. The obligation continues until September 2007. In the nine months ended June 30, 2007, the Company paid approximately $1.3 million in previously recognized earn out obligations related to WCI.

MA&D — There is an earn out provision not to exceed a total of $4.1 million based on the revenue of the business units that formerly comprised MA&D. The obligation continues until September 2007. In the nine months ended June 30, 2007, the Company recognized no earn out obligations related to MA&D.

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

Legal Proceedings

Estate of Joseph Hudert vs. Alion Science and Technology Corporation; Estate of Frank Stotmeister vs. Alion Science and Technology Corporation.

On December 23, 2004, the estate of Joseph Hudert filed an action against Grunley-Walsh Joint Venture, L.L.C. (Grunley-Walsh) and the Company in the District of Columbia Superior Court for damages in excess of $80 million. On January 6, 2005, the estate of Frank Stotmeister filed an action against the Company in the same court on six counts, some of which are duplicate causes of action, claiming $30 million for each count. The Hudert case has been removed to the United States District Court for the District of Columbia. Several other potential defendants may be added to these actions in the future.

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

The Company intends to defend these lawsuits vigorously. Based on the facts underlying the lawsuits known to the Company at this time, and the Company’s non-supervisory monitoring role at the project site, the Company’s management believes that the potential for Alion to incur a material loss as a result of the lawsuits is remote. Therefore, the Company’s management does not believe that these lawsuits will have a material adverse effect upon the Company, its operations, its financial condition, or its cash flows.

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

On July 17, 2007, the Company borrowed a total of $25.0 million in additional term loans under the Term B Senior Credit Facility. Those loan proceeds, less approximately $515,000 in fees associated with the borrowing, were immediately used to pay down the outstanding balance on the senior revolving credit facility.

On July 20, 2007, the Company acquired substantially all the assets of LogConGroup, Inc. for $1.7 million plus additional contingent earn out obligations over a six year period which cannot exceed $0.9 million.

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

Overview

We provide scientific, engineering and information technology and expertise to research and develop technological solutions for problems relating to national defense, homeland security and energy and environmental analysis. We provide these services primarily to agencies of the federal government and, to a lesser extent, to commercial and international customers. Our revenues increased $68.1 million for the quarter ended June 30, 2007 and $224.7 million for the nine months ended June 30, 2007 as compared to the quarter ended June 30, 2006 and nine months ended June 30, 2006, through a combination of internal growth and acquisitions. The following table reflects, for each fiscal year indicated, summary results of operations data:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In millions)

Revenue	$184.9	$116.8	$554.0	$329.3
Net loss	(13.8)	(8.2)	(43.6)	(16.9)

The following table summarizes the percentage of revenues attributable to each contract type for the periods indicated. The increase in absolute revenue dollars and percentage of cost-reimbursement work is attributable primarily to the contracts acquired from Anteon.

	For the Nine Months Ended June 30,
Contract Type	2007		2006
	(In millions)

Cost-reimbursement	$367.7	66.4%	$199.5	60.6%
Fixed-price	102.5	18.5%	65.6	19.9%
Time-and-material	83.8	15.1%	64.2	19.5%

Total	$554.0	100.0%	$329.3	100.0%

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

	For the Nine Months Ended June 30,
Customer Type	2007		2006
	(In millions)

U.S. Department of Defense (DoD)	$505.5	91.3%	$287.9	87.4%
Other Federal Civilian Agencies	17.8	3.2%	24.1	7.3%
Commercial / State / Local and International	30.7	5.5%	17.3	5.3%

Total	$554.0	100.0%	$329.3	100.0%

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

In the discussion that follows, and for purposes of comparability, the relative financial impact of the BMH, WCI and MA&D acquisitions and for the work performed in support of the contracts acquired from Anteon are referred to as the “acquired operations” of Alion. All operations of Alion, other than those acquired through the above-noted acquisitions are referred to as “non-acquired operations.” The selected financial information provided in the table below relate to the financial performance of Alion for the three months ended June 30, 2007, compared to the financial performance for three months ended June 30, 2006.

	Three Months Ended		Three Months Ended
	June 30, 2007		June 30, 2006
	Consolidated Operations of Alion		Consolidated Operations of Alion
	(Dollars in millions)
		%		%
Financial Information		revenue		revenue

Total Revenue	$184.9		$116.8
Material and subcontract revenue	80.2	43.4%	34.5	29.5%
Total direct contract expenses	142.2	76.9%	87.2	74.7%
Major components of direct contract expenses
Direct labor expense	60.3	32.6%	47.8	40.9%
Material and subcontract expense	76.6	41.4%	33.0	28.3%
Other direct expense	5.2	2.8%	6.4	5.5%
Gross profit	42.8	23.1%	29.6	25.3%
Total operating expense	42.4	22.9%	31.0	26.5%
Major components of operating expense
Indirect personnel and facilities	19.6	10.6%	12.6	10.8%
General and administrative (excluding stock-based compensation)	13.6	7.4%	11.8	10.1%
Stock-based compensation	3.4	1.8%	3.3	2.8%
Depreciation and amortization	5.0	2.7%	2.5	2.1%
Income (loss) from operations	$0.3	0.2%	$(1.4)	(1.2)%

Revenues.  Revenues for the three months ended June 30, 2007 increased $68.1 million, or 58.3%, over the three months ended June 30, 2006. This increase is attributable to the following:

• Increase in revenue generated by the activities of the acquired operations	$69.2 million
• Decrease in revenue generated by the activities of the non-acquired operations	$(1.1) million

Total:	$68.1 million

As a component of revenue, material and subcontract (M&S) revenue for the three months ended June 30, 2007 increased approximately $45.7 million, or 132.5%, over the three months ended June 30, 2006. The acquired operations and non-acquired operations generated increases of approximately $36.8 million and $8.9 million, respectively. M&S revenue increased to 43.4% of total revenue from 29.5% of total revenue for the three months ended June 30, 2007 and 2006, respectively. This increase was due primarily to the increase in content of M&S revenue to total revenue from acquired operations, primarily related to WCI and for work provided in support of the Anteon contracts.

Direct Contract Expenses.  Direct contract expenses for the three months ended June 30, 2007 increased $55.0 million, or 63.1%, over the three months ended June 30, 2006. The acquired operations increased approximately $55.9 million and the non-acquired operations decreased approximately $0.9 million. Direct contract expenses were 76.9% and 74.7% of total revenue for the three months ended June 30, 2007 and 2006, respectively. The changes in the major components of direct contract expense were:

•	Direct labor expense for the three months ended June 30, 2007 increased $12.5 million, or 26.2%, over the three months ended June 30, 2006. Direct labor expense declined to 32.6% from 40.9% of total revenue for the three months ended June 30, 2007 and 2006, respectively. This decrease was due to the decrease in content of direct labor expense from acquired operations primarily related to WCI and for work provided in support of the Anteon contracts.

•	M&S expense for the three months ended June 30, 2007 increased $43.6 million, or 132.1%, over the three months ended June 30, 2006. M&S expense increased to 41.4% from 28.3% of total revenue for the three months ended June 30, 2007 and 2006, respectively. The percent increase in M&S expense was primarily due to the increase in content of M&S expense to total direct contract expense of the acquired operations, primarily related to WCI and for work provided in support of the Anteon contracts. M&S expense was approximately 95.5% and 95.7% of M&S revenue for the three months ended June 30, 2007 and 2006, respectively.

M&S expense has been increasing relative to direct labor, as a result of contracts obtained in connection with our acquired operations as well as higher levels of M&S related work on contracts in the non-acquired operations. This increased level of M&S expense is expected to continue until backlog on these contracts is expended.

Gross Profit.  Gross profit was $42.8 million and $29.6 million for the three months ended June 30, 2007 and June 30, 2006, respectively. Gross profit was 23.1% and 25.3% of total revenue for the three months ended June 30, 2007 and 2006, respectively. Gross profit margins decreased due to the relative increase in M&S contract work. M&S contract work typically generates lower profit margins than contract direct labor work.

Operating Expenses.  Operating expenses for the three months ended June 30, 2007 increased $11.4 million, or 36.8%, over the three months ended June 30, 2006. Operating expenses were 22.9% and 26.5% of total revenue for the three months ended June 30, 2007 and 2006, respectively. The changes in the major components of operating expenses were:

•	Operating expenses for indirect personnel and rental and occupancy expenses for the three months ended June 30, 2007 increased approximately $7.0 million, or 55.6%, over the three months ended June 30, 2006. The increase was primarily associated with additional indirect personnel and facilities expenses related to the activities in support of the contracts acquired from Anteon. The contracts from Anteon were acquired on June 30, 2006; therefore, there was no related activity for the three months ended June 30, 2006. Operating expenses for indirect personnel and facilities was 10.6% and 10.8% of total revenue for the three months ended June 30, 2007 and 2006, respectively.

•	General and administrative (G&A) expense, excluding stock-based compensation, for the three months ended June 30, 2007 increased approximately $1.8 million, or 15.3%, over the three months ended June 30, 2006. G&A expenses were 7.4% and 10.1% of revenue for the three months ended June 30, 2007 and 2006, respectively. For the three months ended June 30, 2007, the Company incurred approximately $1.6 million of third-party legal and accounting fees associated with financing expense and approximately $0.4 million for third party legal expense for contract protests. These additional expenses represent approximately 1.1% of total revenue. For the three months ended June 30, 2006, the Company incurred approximately $2.0 million in third-party external accounting and legal fees related to acquisitions.

•	Stock-based compensation expense (a separate element of G&A expense) relates to the SAR and phantom stock plans. This expense for the three months ended June 30, 2007 increased approximately $0.1 million, or 3.0%, from the three months ended June 30, 2006. The change in stock-based compensation expense results from the relative change in price of a share in Alion common stock and, to a lesser extent, the change in balance of awards that remain outstanding.

•	Depreciation and amortization expense for the three months ended June 30, 2007 increased approximately $2.5 million, or 100.0%, over the three months ended June 30, 2006. Depreciation expense primarily arises from fixed assets while amortization expense results primarily from purchased contracts. For the three months ended June 30, 2007, approximately $2.0 million of amortization expense was associated with the contracts purchased from Anteon. Depreciation and amortization expense was 2.7% and 2.1% of revenue for the three months ended June 30, 2007 and 2006, respectively.

Income (Loss) from Operations.  Operating income was $0.3 million for the three months ended June 30, 2007 compared to an operating loss of $1.4 million for the three months ended June 30, 2006, which was attributed to the factors discussed above.

Other Expense.  Other expense for the three months ended June 30, 2007 increased approximately $7.3 million, or 106.9%, over the three months ended June 30, 2006 and related to the following:

Interest Expense.  Interest expense for the three months ended June 30, 2007 increased approximately $7.3 million, or 104.2%, from the three months ended June 30, 2006, which was attributable to the following:

	Three Months
	Ended
	June 30,
	2007	2006
	(In millions)

Revolving facility	$0.6	$0.4
Senior term loan	4.6	4.1
Bridge loan	—	0.1
Senior unsecured note	6.6	—
Subordinated Note	0.6	1.0
-long-term deferred interest	0.2	—
-amortization of debt issuance costs	0.3	—
Accretion of warrants(a)	1.1	1.2
Other	0.3	0.2

Total	$14.3	$7.0

(a)	Reflects change in value assigned to the detachable warrants associated with the Subordinated Note based on the change in the value of Alion common stock and the number of warrants outstanding.

Income Tax Expense.  The Company has filed qualified subchapter S elections for all of its wholly-owned domestic subsidiaries to treat them as disregarded entities for federal income tax purposes. Some states do not recognize the effect of these elections or Alion’s S corporation status. For the Company’s Canadian subsidiary, Alion Science and Technology (Canada) Corporation, it accrues a tax liability, as required. The Company recorded $1,000 income tax expense for the three months ended June 30, 2007 and $7,000 income tax expense for the three months ended June 30, 2006.

Net Loss.  The net loss for the three months ended June 30, 2007 increased over the three months ended June 30, 2006, because of the factors discussed above.

Nine Months Ended June 30, 2007 Compared to Nine Months Ended June 30, 2006

For purposes of comparability, the selected financial information provided in the table below reflects the relative financial impact of the BMH, WCI and MA&D acquisitions and for the work performed in support of the contracts acquired from Anteon, which we refer to as the “acquired operations” of Alion, as they relate to the financial performance of Alion for the nine months ended June 30, 2007, compared to the financial performance for nine months ended June 30, 2006. All operations of Alion, other than those acquired through the above-noted acquisitions are referred to as “non-acquired operations.” The selected financial information provided in the table represents actual results for the acquired and non-acquired operations rounded to the nearest one hundred thousand dollars.

	Nine Months Ended		Nine Months Ended
	June 30, 2007		June 30, 2006
	Consolidated Operations of		Consolidated Operations of
	Alion		Alion
	(Dollars in millions)
		%		%
Financial Information		revenue		revenue

Total Revenue	$554.0		$329.3
Material and subcontract revenue	230.0	41.5%	100.7	30.6%
Total direct contract expenses	423.8	76.5%	244.5	74.2%
Major components of direct contract expenses
Direct labor expense	187.0	33.8%	136.4	41.4%
Material and subcontract expense	221.3	39.9%	96.5	29.3%
Other direct expense	15.5	2.8%	11.6	3.5%
Gross profit	130.2	23.5%	84.8	25.8%
Total operating expense	124.7	22.5%	87.6	26.6%
Major components of operating expense
Indirect personnel and facilities	57.2	10.3%	34.8	10.6%
General and administrative (excluding stock-based compensation)	38.6	7.0%	32.9	10.0%
Stock-based compensation (included in G&A expense)	9.9	1.8%	8.3	2.5%
Depreciation and amortization	16.3	2.9%	9.7	2.9%
Income (loss) from operations	5.5	1.0%	$(2.8)	(0.9)%

Revenues.  Revenues for the nine months ended June 30, 2007 increased $224.7 million, or 68.2%, over the nine months ended June 30, 2006. This increase is attributable to the following:

• Increase in revenue generated by the activities of the acquired operations	$222.9 million
• Increase in revenue generated by the activities of the non-acquired operations	$1.8 million

Total:	$224.7 million

As a component of revenue, M&S revenue for the nine months ended June 30, 2007 increased approximately $129.3 million, or 128.4%, over the nine months ended June 30, 2006. The acquired operations and non-acquired operations generated increases of approximately $109.7 million and $19.6 million, respectively. M&S revenue increased to 41.5% of total revenue from 30.6% of total revenue for the nine months ended June 30, 2007 and 2006, respectively. This increase was due primarily to the increase in content of M&S revenue to total revenue from acquired operations, primarily related to WCI and for work provided in support of the Anteon contracts.

Direct Contract Expenses.  Direct contract expenses for the nine months ended June 30, 2007 increased $179.3 million, or 73.3%, over the nine months ended June 30, 2006. The acquired operations and non-acquired operations generated increases of approximately $176.9 million and $2.4 million, respectively. Direct contract expenses were 76.5% and 74.2% of total revenue for the nine months ended June 30, 2007 and 2006, respectively. The changes in the major components of direct contract expense were:

•	Direct labor expense for the nine months ended June 30, 2007 increased $50.6 million, or 37.1%, over the nine months ended June 30, 2006. Direct labor expense declined to 33.8% from 41.4% of total revenue for the nine months ended June 30, 2007 and 2006, respectively. This decrease was due to the decrease in content of direct labor expense from acquired operations primarily related to WCI and for work provided in support of the Anteon contracts.

•	M&S expense for the nine months ended June 30, 2007 increased $124.8 million, or 129.3%, over the nine months ended June 30, 2006. M&S expense increased to 39.9% from 29.3% of total revenue for the nine months ended June 30, 2007 and 2006, respectively. The percent increase in M&S expense was primarily due to the increase in content of M&S expense to total direct contract expense of the acquired operations, primarily related to WCI and for work provided in support of the Anteon contracts. M&S expense was approximately 96.2% and 95.8% of M&S revenue for the nine months ended June 30, 2007 and 2006, respectively.

M&S expense has been increasing relative to direct labor, as a result of contracts obtained in connection with our acquired operations as well as higher levels of M&S related work on contracts in the non-acquired operations. This increased level of M&S expense is expected to continue until backlog on these contracts is expended.

Gross Profit.  Gross profit was $130.2 million and $84.8 million for the nine months ended June 30, 2007 and June 30, 2006, respectively. Gross profit was 23.5% and 25.8% of total revenue for the nine months ended June 30, 2007 and 2006, respectively. Gross profit margins decreased due to the relative increase in M&S contract work. M&S contract work typically generates lower profit margins than contract direct labor work.

Operating Expenses.  Operating expenses for the nine months ended June 30, 2007 increased $37.1 million, or 42.4%, over the nine months ended June 30, 2006. Operating expenses were 22.5% and 26.6% of total revenue for the nine months ended June 30, 2007 and 2006, respectively. The changes in the major components of operating expenses were:

•	Operating expenses for indirect personnel and rental and occupancy expenses for the nine months ended June 30, 2007 increased approximately $22.4 million, or 64.4%, over the nine months ended June 30, 2006. The increase was primarily associated with additional indirect personnel and facilities expenses related to the activities in support of the contracts acquired from Anteon. The contracts from Anteon were acquired on June 30, 2006; therefore, there was no related activity for the nine months ended June 30, 2006. Operating expenses for indirect personnel and facilities were 10.3% and 10.6% of total revenue for the nine months ended June 30, 2007 and 2006, respectively.

•	General and administrative (G&A) expense, excluding stock-based compensation, for the nine months ended June 30, 2007 increased approximately $5.7 million, or 17.3%, over the nine months ended June 30, 2006. G&A expenses were 7.0% and 10.0% of revenue for the nine months ended June 30, 2007 and 2006, respectively. For the nine months ended June 30, 2007, the Company incurred expenses of approximately $5.9 million for third-party legal and accounting fees associated with financing expense and approximately $1.5 million for third party legal expense for contract protests. These additional expenses represent approximately 1.3% of total revenue. For the nine months ended June 30, 2006, the Company incurred expenses of approximately $1.3 million for external accounting and legal fees associated with the completion of an investigation relating to an anonymous letter received by the Company shortly before the deadline for filing the Annual Report. The anonymous letter alleged, among other things, that on one of the Company’s business units had engaged in illegal activities with respect to certain of its business operations. The independent investigators concluded that there was no material basis for the allegations. Approximately $1.0 million was incurred for legal and accounting fees associated with acquisitions. These additional expenses represented approximately 0.7% of total revenue.

•	Stock-based compensation expense (a separate element in G&A expense) relates to the SAR and phantom stock plans. This expense for the nine months ended June 30, 2007 increased approximately $1.6 million, or 19.3%, over the nine months ended June 30, 2006. The increase in stock-based compensation expense results from the relative change in price of a share in Alion common stock and, to a lesser extent, the increase in the awards granted.

•	Depreciation and amortization expense for the nine months ended June 30, 2007 increased approximately $6.6 million, or 68.0%, over the nine months ended June 30, 2006. Depreciation expense primarily arises from fixed assets while amortization expense results primarily from purchased contracts. Depreciation and amortization expense was 2.9% of revenue for the nine months ended June 30, 2007 and 2006, respectively.

Income (loss) from Operations.  Operating income was $5.5 million for the nine months ended June 30, 2007 compared to operating loss of $2.8 million for the nine months ended June 30, 2006, which resulted from the factors discussed above.

Other Expense.  Other expense for the nine months ended June 30, 2007 increased approximately $35.0 million, or 248.7%, over the nine months ended June 30, 2006 and relates to the following:

Interest Expense.  Interest expense for the nine months ended June 30, 2007 increased approximately $28.4 million, or 190.6%, over the nine months ended June 30, 2006, which was attributable to the following:

	Nine Months Ended
	June 30,
	2007	2006
	(In millions)

Revolving facility	$1.9	$0.7
Senior term loan	16.6	9.4
Bridge loan	6.8	0.1
Senior unsecured note	10.6	—
Subordinated Note	1.9	1.8
-long-term deferred interest	0.7	0.5
-amortization of debt issuance costs	0.7	0.7
Accretion of warrants(a)	3.4	1.5
Other	0.7	0.2

Total	$43.3	$14.9

(a)	Reflects change in value assigned to the detachable warrants associated with the Subordinated Note and/or the Mezzanine Note based on the change in the value of Alion common stock and the number of warrants outstanding; the warrants associated with the Mezzanine Note were redeemed in March 28, 2006.

Loss on extinguishment of debt.  In February 2007, the Company paid off the $170.0 million balance under the Bridge Loan Agreement. The Company determined that the pay-off of the Bridge Loan was a debt extinguishment and recognized a loss on extinguishment of debt of $6.2 million for the nine months ended June 30, 2007.

Income Tax (Expense) Benefit.  The Company has filed qualified subchapter S elections for all of its wholly-owned domestic subsidiaries to treat them as disregarded entities for federal income tax purposes. Some states do not recognize the effect of these elections or Alion’s S corporation status. For the Company’s Canadian subsidiary, Alion Science and Technology (Canada) Corporation, it accrues a tax liability, as required. The Company recorded $11,000 income tax benefit and $26,000 in income tax expense for the nine months ended June 30, 2007 and June 30, 2006, respectively.

Net Loss.  The net loss for the nine months ended June 30, 2007 increased over the nine months ended June 30, 2006, because of the factors discussed above.

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

The following discussion relates to the cash flow of Alion for the nine months ended June 30, 2007 and 2006.

Net cash used in operating activities was approximately $38.9 million and $7.0 million for the nine months ended June 30, 2007 and 2006, respectively. The $31.9 million increase in use of cash was primarily attributable to the approximate $26.7 million increase in net loss and $29.4 million increase in use of cash to fund growth in accounts receivable, which were offset by the approximate $13.2 million decrease in payments of trade accounts payable and other liabilities, $6.2 million loss on extinguishment of debt, and $6.6 million increase in depreciation and amortization.

Net cash used in investing activities was approximately $19.0 million and $283.3 million for the nine months ended June 30, 2007 and 2006, respectively. During the nine months ended June 30, 2007, the Company paid approximately $12.6 million in acquisition related obligations (termination and earn out payments) for JJMA, WCI and BMH. The Company spent approximately $6.5 million for capital expenditures unrelated to acquisitions. During the nine months ended June 30, 2006, the Company used cash of approximately $278.8 million to acquire BMH, WCI, MA&D and the Anteon Contracts. The Company spent approximately $4.5 million for capital expenditures unrelated to acquisitions.

Net cash provided by financing activities was approximately $55.2 million for the nine months ended June 30, 2007, compared to net cash used in financing activities of $255.2 million for the nine months ended June 30, 2006. During the nine months ended June 30, 2007, Alion borrowed $250.0 million in Private Senior Unsecured Notes, of which $170.0 million was used to repay the Bridge Loan, $52.9 million was used primarily to pay outstanding principal of senior term loans under the Term B Senior Credit Facility, and $5.8 million was used to pay debt issuance costs. The remaining $4.3 million debt issue costs were paid from working capital. During the nine months ended June 30, 2007, the Company also borrowed $15.0 million under the revolving credit facility for working capital needs and received $12.7 million from the issuance of common stock under the ESOP. During the nine months ended June 30, 2006, Alion borrowed approximately $118.0 million in proceeds under the Term B Senior Credit Facility and borrowed $170.0 million pursuant to the Bridge Loan Agreement. The borrowed proceeds of approximately $288.0 million were used to fund acquisitions ($278.8 million), to pay certain debt issuance costs of approximately $7.8 million and to repay approximately $1.3 million of principal of senior term loans under the Term B Senior Credit Facility. The Company used cash of approximately $13.6 million to redeem the mezzanine warrants held by IIT and Dr. Atefi, and purchased approximately $17.7 million in common stock from the ESOP Trust.

Discussion of Debt Structure

Term B Senior Credit Facility

As of June 30, 2007, the Term B Senior Credit Facility consisted of:

•	a senior term loan in the approximate amount of $221.1 million;

•	a $50.0 million senior revolving credit facility under which approximately $25.3 million was outstanding as of June 30, 2007, and approximately $3.7 million of which was allocated for letters of credit and as such is not available to be borrowed; and

•	a $135.0 million uncommitted incremental term loan “accordion” facility.

The discussion below describes the Term B Senior Credit Facility, as amended and supplemented by Amendments One, Two, Three, Increment Four, Amendment Four and Increment Five; the Subordinated Note used to finance the Transaction; the previously effective Bridge Loan Agreement and the Senior Unsecured Notes issued and sold by the Company.

On August 2, 2004, the Company entered into the Term B Senior Credit Facility with a syndicate of financial institutions for which Credit Suisse serves as arranger, administrative agent and collateral agent, and for which LaSalle Bank National Association serves as syndication agent.

•	In April 2005, the first amendment to the Term B Senior Credit Facility (Amendment One) made certain changes to the Term B Senior Credit Facility and added $72.0 million in term loans to the Company’s total Term B Senior Credit Facility debt.

•	In March 2006, the second amendment to the Term B Senior Credit Facility (Amendment Two) made certain changes to the Term B Senior Credit Facility and increased the term loan commitment by $68.0 million, of which the full $68.0 million had been drawn down by the Company as of June 30, 2007, and increased the revolving credit commitment from $30.0 million to $50.0 million.

•	On June 30, 2006, the third amendment to the Term B Senior Credit Facility (Amendment Three) made certain changes to the Term B Senior Credit Facility and added $50.0 million in term loans to the Company’s total Term B Senior Credit Facility debt.

•	On January 4, 2007, the fourth increment to the Term B Senior Credit Facility (Increment Four) added $15.0 million in term loans to the Company’s total Term B Senior Credit Facility debt.

•	On February 6, 2007, the fourth amendment to the Term B Senior Credit Facility (Amendment four) made certain changes to the Term B Senior Credit Facility, including (i) extending the maturity date of the senior term loans to February 6, 2013, (ii) adjusting the principal repayment schedule to require one balloon principal repayment at maturity, and (iii) adding an incurrence test as an additional condition to the Company’s ability to incur permitted indebtedness.

•	On July 17, 2007, the Company entered into a fifth incremental term loan facility (Increment Five), which added $25.0 million in term loans to the Term B Senior Credit Facility.

The Term B Senior Credit Facility requires the Company to repay one percent of the principal balance of the senior term loan during each of the first eight years (fiscal years 2005 through 2012) and the first quarter of fiscal year 2013 in equal quarterly principal installments and the remaining principal balance outstanding during the ninth and final year (2013) in one principal installment. As of July 17, 2007, through the quarter ending December 31, 2012, the Company is currently obligated to pay quarterly principal installments of approximately $0.6 million. On February 6, 2013, the senior term loan maturity date, the Company is obligated to pay a principal installment of approximately $232.5 million.

Use of Proceeds.  On January 4, 2007, the Company borrowed $15.0 million of incremental term loans under Increment Four less approximately $0.3 million in fees associated with the borrowing, to pay down a portion of the outstanding balance on the senior revolving credit facility. On July 17, 2007, the Company borrowed $25.0 million of incremental term loans under Increment Five less approximately $0.5 million in fees associated with the borrowing to pay down a portion of the outstanding balance on the senior revolving credit facility.

Interest and Fees.  Under the Term B Senior Credit Facility, the senior term loan and the senior revolving credit facility can each bear interest at either of two floating rates. As of June 30, 2007, the Company was entitled to elect that interest be payable on the Company’s senior term loan at an annual rate equal to either: 1) the applicable alternate base interest rate charged by Credit Suisse plus a 150 basis point spread or, 2) the Eurodollar rate plus a 250 basis point spread. The Company was also entitled to elect that interest be payable on the senior revolving credit facility at an annual rate dependent on the Company’s leverage ratio and whether the borrowing is a Eurodollar or an alternate base rate (ABR) borrowing. As of June 30, 2007, under the Term B Senior Credit Facility, if the Company were to elect a Eurodollar borrowing under its senior revolving credit facility, interest would be payable at an annual rate equal to the Eurodollar rate plus additional basis points as reflected in the table below under the column “Eurodollar Spread” corresponding to the Company’s leverage ratio at the time. Under the Term B Senior Credit Facility, if the Company were to elect an ABR borrowing under its senior revolving credit facility, the Company would pay interest at an alternate base interest rate based on the greater of Credit Suisse’s prime rate or a federal funds effective rate, plus additional basis points reflected in the table below under the columns “Prime Rate ABR Spread” or “Federal Funds ABR Spread” corresponding to the Company’s leverage ratio at the time.

	Eurodollar	Federal Funds	Prime Rate
	Spread	ABR Spread	ABR Spread
Leverage Ratio	(in basis points)	(in basis points)	(in basis points)

Category 1	275	225	175
Greater than or equal to 3.00 to 1.00
Category 2	250	200	150
Greater than or equal to 2.50 to 1.00 but less than 3.00 to 1.00
Category 3	225	175	125
Greater than or equal to 2.00 to 1.00 but less than 2.50 to 1.00
Category 4	200	150	100
Less than 2.00 to 1.00

On April 1, 2005, the Company elected to have the senior term loan bear interest at the Eurodollar rate and the senior revolving credit facility bear interest at the ABR rate. As of June 30, 2007, the Eurodollar rate on the senior term loan was 7.86 percent (5.36 percent plus 2.50 percent Eurodollar spread) and the ABR rate was 9.75 percent (8.25 percent plus 1.50 percent spread).

Other Fees and Expenses.  Each quarter the Company is required to pay a commitment fee equal to 50 basis points per year on the prior quarter’s daily unused balance of the revolving credit facility and the senior term loan. As of June 30, 2007, there was approximately $25.3 million outstanding on the revolving credit facility and approximately $3.7 million was allocated for letters of credit; and the senior term loan was fully utilized. For the nine months ended June 30, 2007, the Company paid a commitment fee of approximately $59,000 for the revolving credit facility and no commitment fee for the senior term loan.

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

Non-GAAP Measures — EBITDA and Consolidated EBITDA
For the Twelve Months Ended June 30, 2007 and 2006

Calculation of EBITDA	2007	2006
	(Dollars in thousands)

Net loss	$(57,806)	$(23,087)
Plus: Interest expense	58,115	21,308
Plus: Income tax expense (benefit)	(11)	41
Plus: Depreciation and amortization expense	23,126	14,787

EBITDA	$23,424	$13,049

Calculation of Consolidated EBITDA	2007	2006
	(Dollars in thousands)

EBITDA	$23,424	$13,049
Plus: Cash contributions to ESOP in respect of the repurchase liability	—	2,380
Plus: Non-cash expenses with respect to the stock appreciation rights and phantom stock plans (Stock-based compensation less cash settlements)*	12,315	11,307
Plus: Non-cash contributions to the ESOP (including Company 401-k match)*	10,062	7,311
Plus: Loss on extinguishment of debt	6,170	—
Plus: Adjustments permitted by certain covenants in the Term B Senior Credit Facility	20,393	9,462

Consolidated EBITDA	$72,364	$43,509

*	Non-cash expenses with respect to the stock appreciation rights and phantom stock plans and non-cash contributions to the ESOP constitute all the non-cash charges and expenses that are included in the calculation of Consolidated EBITDA.

Leverage Ratio.  As of June 30, 2006, the Company’s leverage ratio was calculated by dividing the total outstanding amount of all of the Company’s consolidated indebtedness, but excluding the amount owed under the Company’s Subordinated Note and the aggregate amount of letters of credit issued on the Company’s behalf other than drawings which have not been reimbursed, by the Company’s Consolidated EBITDA for the previous four fiscal quarters on a rolling basis. The maximum total leverage ratio is measured as of the end of each quarter. As of June 30, 2006, for each of the following time periods, the Company was permitted to maintain a maximum leverage ratio not greater than the following:

Period	Ratio

June 30, 2006 through September 30, 2007	6.50 to 1.00
October 1, 2007 through June 30, 2008	6.00 to 1.00
July 1, 2008 through June 30, 2009	5.75 to 1.00
Thereafter	5.25 to 1.00

The calculation of the Company’s leverage ratio for the twelve months ended June 30, 2006 is set forth in the table below.

Computation of Leverage Ratio
Under the Term B Senior Credit Facility
For the Twelve Months Ended June 30, 2006

2006
(Dollars in thousands)

Numerator:
Revolving credit facility	$5,975
Term B Senior Credit facility debt outstanding, at face value	259,670
Bridge loan	170,000

Total debt outstanding	$435,645

Denominator:
Consolidated EBITDA	$43,509
Plus: Permitted covenant adjustments	25,074

Consolidated EBITDA with pro forma effect of acquisitions	$68,583

Leverage ratio:	6.35

The Company’s leverage ratio was converted into a senior secured leverage ratio pursuant to Amendment Four. The Company’s senior secured leverage ratio is calculated by dividing the total outstanding amount of all of the Company’s consolidated indebtedness secured by a lien, but excluding the Senior Unsecured Notes, the amount owed under the Company’s Subordinated Note and the aggregate amount of letters of credit issued on the Company’s behalf other than drawings which have not been reimbursed, by the Company’s Consolidated EBITDA for the previous four quarters on a rolling basis. The maximum total senior secured leverage ratio is measured as of the end of each of quarter. For each of the following time periods, the Company will be permitted to maintain a maximum senior secured leverage ratio not greater than the following:

Period	Ratio

February 6, 2007 through September 30, 2007	4.00 to 1.00
October 1, 2007 through September 30, 2008	3.75 to 1.00
October 1, 2008 through September 30, 2009	3.25 to 1.00
Thereafter	3.00 to 1.00

The calculation of the Company’s senior secured leverage ratio for the twelve months ended June 30, 2007 is set forth in the table below.

Computation of Senior Secured Leverage Ratio
Under the Term B Senior Credit Facility
For the Twelve Months Ended June 30, 2007

2007
(Dollars in thousands)

Numerator:
Revolving credit facility	$25,300
Term B Senior Credit facility debt outstanding, at face value	221,121

Total debt outstanding	$246,421

Denominator:
Consolidated EBITDA	72,364
Plus: Permitted covenant adjustments	—

Consolidated EBITDA with pro forma effect of acquisitions	72,364

Leverage ratio:	3.41

Interest Coverage Ratio.  As of June 30, 2006, the Company’s interest coverage ratio was calculated by dividing the Company’s consolidated EBITDA, less amounts the Company spends attributable to property, plant, equipment and other fixed assets, by the Company’s consolidated interest expense. As of June 30, 2006, for each of the following time periods, the Company was required to maintain a minimum interest coverage ratio not less than the following:

Period	Ratio

June 30, 2006 through September 30, 2007	1.65 to 1.00
October 1, 2007 through September 30, 2008	1.75 to 1.00
Thereafter	2.00 to 1.00

The calculation of the Company’s interest coverage ratio for the twelve months ended June 30, 2006 is set forth in the table below.

Computation of Interest Coverage Ratio
Under the Term B Senior Credit Facility
For the Twelve Months Ended June 30, 2006

2006
(Dollars in thousands)

Numerator:
Consolidated EBITDA	$43,509
Plus: Permitted covenant adjustments	25,074

Consolidated EBITDA with pro forma effect of acquisitions	68,583
Less: Capital expenditures	4,968

Consolidated EBITDA with pro forma effect of acquisitions less capital expenditures	$63,615

2006
(Dollars in thousands)

Denominator:
Consolidated interest expense	$11,059
Interest coverage ratio	5.75

The Company’s interest coverage ratio was modified pursuant to Amendment Four. In order for the Company to remain in compliance with this covenant, the interest coverage ratio for any period of four consecutive quarters, in each case taken as one accounting period, can not be less than 1.35 to 1.00.

The calculation of the Company’s interest coverage ratio for the twelve months ended June 30, 2007 is set forth in the table below.

Computation of Interest Coverage Ratio
Under the Term B Senior Credit Facility
For the Twelve Months Ended June 30, 2007

2007
(Dollars in thousands)

Numerator:
Consolidated EBITDA	$72,364
Plus: Permitted covenant adjustments	—

Consolidated EBITDA with pro forma effect of acquisitions	72,364
Less: Capital expenditures	7,227

Consolidated EBITDA with pro forma effect of acquisitions less capital expenditures	65,137

2007
(Dollars in thousands)

Denominator:
Consolidated interest expense	$30,525
Interest coverage ratio	2.13

For the nine months ended June 30, 2007 and 2006, the Company was in compliance with the financial covenants set forth in the Term B Senior Credit Facility.

Bridge Loan Agreement

On June 30, 2006, the Company entered into a Bridge Loan Agreement with Credit Suisse and borrowed $170.0 million (the Bridge Loan). Certain of the Company’s subsidiaries guaranteed the Bridge Loan Agreement. The Company used the proceeds from the Bridge Loan to pay part of the cost of acquiring the Anteon Contracts. On February 8, 2007, the Company used a majority of the proceeds of the issuance and sale of the Private Senior Unsecured Notes to repay all amounts outstanding under the Bridge Loan Agreement.

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

Senior Unsecured Notes

On February 8, 2007, the Company issued and sold $250.0 million of its 10.25% senior unsecured notes due February 1, 2015 (Private Senior Unsecured Notes) to Credit Suisse, which informed the Company that it resold most of the Private Senior Unsecured Notes to qualified institutional buyers.

Use of Proceeds.  The proceeds of the Private Senior Unsecured Notes were used to pay off all outstanding amounts under the Bridge Loan Agreement and approximately $72.0 million of the amounts outstanding under the Term B Senior Credit Facility.

Exchange Offer; Registration Rights.  In connection with the Private Senior Unsecured Notes, the Company filed a registration statement with the SEC with respect to a registered offer to exchange the Private Senior Unsecured Notes for publicly registered notes (the Senior Unsecured Notes). The registration statement was declared effective on May 10, 2007 and the exchange offer closed on June 20, 2007.

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

During the remainder of fiscal year 2007 and the next six fiscal years, at a minimum, we expect that we will have to make the estimated interest and principal payments set forth below. The estimates include the effect of additional borrowings of $25.0 million of senior term loans on July 17, 2007, under the Term B Senior Credit Facility (see discussion of debt amendment in Note 18 — Subsequent Events in the Notes to the Condensed Consolidated Financial Statements).

	6-Fiscal Year Period
	2007*	2008	2009	2010	2011	2012	Thereafter
	($ In thousands)

Bank revolving credit facility
- Interest(1)	$289	$250	$250	$250	$250	$250	$750
Senior Term Loan
- Interest(2)	4,745	19,213	19,399	19,589	19,635	19,529	6,849
- Principal(3)	618	2,474	2,474	2,474	2,474	2,474	233,134
Senior Unsecured Notes
- Interest	12,314	25,625	25,625	25,625	25,625	25,625	64,063
- Principal	—	—	—	—	—	—	250,000
Subordinated Note
- Interest	—	—	6,384	3,192	—	—	—
- Principal	—	—	27,352	27,352	—	—	—

Total cash — Pay interest	17,348	45,088	51,658	48,656	45,510	45,404	71,662
Total cash — Pay principal	618	2,474	29,826	29,826	2,474	2,474	483,134

Total	$17,966	$47,562	$81,484	$78,482	$47,984	$47,878	$554,796

*	Estimated interest and principal payments for the remainder of fiscal year 2007.

(1)	The Company anticipates accessing, from time to time, its $50.0 million revolving credit facility to finance the Company’s ongoing working capital needs. The remaining term of the revolving credit facility is approximately two years; however, the Company expects to access a revolving credit facility as an on-going requirement to fund working capital at least through 2012. For the remainder of fiscal year 2007, the average balance drawn on the Company’s then revolving credit facility is projected to be approximately $2.0 million. For the fiscal years 2008 through 2012, the Company anticipates the balance drawn on its then revolving credit facility will be minimal. Interest expense value includes an estimate for the unused balance fee on the $50.0 million revolving credit facility.

(2)	The projected average annual senior term loan balance the Company estimates will be drawn under the Term B Senior Credit Facility is as follows: $245.5 million, $244.3 million, $241.8 million, $239.3 million, $236.8 million, and $234.4 million for the remainder of fiscal year 2007 and for fiscal years ending September 30, 2008 through 2012, respectively. The Company expects it will need to refinance the Term B Senior term loan before the end of fiscal year 2012 and expects interest expense to continue at levels similar to prior years. Based on an estimated LIBOR rate plus the Credit Suisse Eurodollar spread, the effective annual interest rate for the remainder of fiscal year 2007, and for fiscal years ending September 30, 2008 through 2012 is estimated to be approximately 7.7%, 7.9%, 8.0%, 8.2%, 8.3%, and 8.3%, respectively. The effective interest rate takes into account the interest rate cap agreements which limit the interest rate on a portion, but not all, of the outstanding principal balance of the Term B Senior Credit Facility through September 2007. Outstanding principal balances not under the cap agreements had interest based on the Eurodollar rate. The senior term loan matures February 6, 2013. Estimated interest expense includes an estimate for the commitment fee on the senior term loan.

(3)	The Term B Senior Credit Facility requires the Company to repay approximately 1.0 percent of the principal balance outstanding under the senior term loan annually. Approximately 6.0% of the principal will be paid during fiscal years 2007 through 2012 and the first quarter of fiscal year 2013 and the remaining principal balance will be repaid on February 6, 2013, the senior term loan maturity date. The table reflects the balance drawn of $221.1 million as of June 30, 2007, plus the $25 million in additional term loans drawn under the Term B Senior Credit Facility on July 17, 2007, resulting in expected aggregate annual principal payments of approximately $0.6 million for the remainder of fiscal year 2007, approximately $2.5 million in each of fiscal years 2008 through 2012, approximately $0.6 million for the first quarter of fiscal year 2013, and the remaining principal balance of approximately $232.5 million on February 6, 2013. The Term B Senior Credit Facility also requires the Company to make mandatory prepayments of principal if the Company generates certain excess cash flow in a given fiscal year, issues or incurs certain debt or sells certain assets. As of June 30, 2007, no mandatory prepayments are due.

Other Obligations

Earn outs

The Company has earn out commitments related to the following acquisitions:

CATI — There is an earn out provision not to exceed $8.25 million based on the revenue of the business units that formerly comprised CATI. There is a second earn out provision not to exceed $1.5 million based on attaining certain revenue goals in the commercial aviation industry. The obligations continue until September 2007. In the nine months ended June 30, 2007, the Company recognized no earn out obligations for CATI.

BMH — There is an earn out provision not to exceed a total of $6.0 million based on the revenue of the business units that formerly comprised BMH. The obligation continues until December 2007. In the nine months ended June 30, 2007, the Company recognized and paid $3.0 million in earn out obligations related to BMH.

WCI — There is an earn out provision not to exceed a total of $2.6 million based on the revenue of the business units that formerly comprised WCI. The obligation continues until September 2007. In the nine months ended June 30, 2007 and 2006, the Company paid approximately $1.3 million and zero, respectively, in previously recognized earn out obligations related to WCI.

MA&D — There is an earn out provision not to exceed a total of $4.1 million based on the revenue of the business units that formerly comprised MA&D. The obligation continues until September 2007. In the nine months ended June 30, 2007, the Company recognized no earn out obligations related to MA&D.

Lease Payments

The Company’s remaining minimum lease payment obligations under non-cancelable operating leases for the remainder of fiscal year 2007 and fiscal years ending 2008 through 2012 are $7.0 million, $25.6 million, $22.4 million, $16.7 million, $14.5 million and $10.0 million, respectively. The remaining aggregate obligations on these leases thereafter are approximately $22.9 million. Commercial facility lease expenses included in these amounts are reimbursable costs under the Company’s government contracts.

Other contingent obligations which will impact the Company’s cash

Other contingent obligations which will impact the Company’s cash flow include:

•	Obligations related to the holder’s put rights associated with the Subordinated Note warrants;

•	Obligations relating to the Company’s stock based compensation plans; and

•	Repurchase obligations under the KSOP.

As of June 30, 2007, the Company has spent a cumulative total of $35.4 million to repurchase shares of its common stock in order to satisfy redemption obligations under the KSOP to former employees.

	Number of
	Shares		Total Value
Date	Repurchased	Share Price	Purchased
			(In thousands)

June 2003	5,248	$11.13	$58
July 2003	2,696	$11.13	30
December 2003	50,031	$14.71	736
May 2004	117	$16.56	2
June 2004	727	$16.56	12
June 2004	743	$16.56	12
July 2004	48,309	$16.56	800
December 2004	46,816	$19.94	934
March 2005	5,691	$19.94	113
June 2005	45,846	$29.81	1,367
August 2005	1,090	$33.78	37
September 2005	170,657	$33.78	5,765
December 2005	211,537	$35.89	7,592
June 2006	273,800	$37.06	10,147
July 2006	32,420	$37.06	1,201
August 2006	1,695	$37.06	63
December 2006	2,243	$41.02	92
January 2007	14	$41.02	1
February 2007	160,020	$41.02	6,564
March 2007	73	$41.02	3
May 2007	238	$43.37	10
June 2007	(2,549)	$40.88	(104)

Total			$35,435

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

Recent Accounting Pronouncements

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s view only as of August 14, 2007. The Company undertakes no obligation to update any of the forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise. This discussion addresses only our continuing operations.

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

The balance drawn under the $50.0 million senior revolving credit facility bears interest at variable rates based on Credit Suisse’s prime rate plus a maximum spread of 225 basis points. The balance on the senior term loan outstanding under the Term B Senior Credit Facility bears interest at variable rates tied to the Eurodollar rate. Such variable rates increase the risk that interest charges will increase materially if market interest rates increase. As of June 30, 2007, the Company has reduced, in part, the maximum total amount of variable interest rate risk on the senior term loan outstanding under the Term B Senior Credit Facility by entering into three interest rate cap agreements that cover the first $92.5 million borrowed under the Term B Senior Credit Facility, or approximately 41.7% of the principal borrowed as of June 30, 2007.

The approximate impact of a 1% increase in the interest rate, as applied to principal balances drawn under the Senior Term B Credit Facility that are not covered by the current interest rate cap agreement, would be $0.4 million, $2.5 million, $2.5 million, $2.4 million, $2.4 million and $2.4 million for the remainder of fiscal year 2007 and for the fiscal years ending September 30, 2008 through 2012, respectively.

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

Item 1A.	Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None, other than sales of securities already reported by the Company in current reports on Form 8-K.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

10.85	Employment Agreement between Alion Science and Technology Corporation and Dr. Bahman Atefi. (1)
31.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation pursuant to 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 21, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALION SCIENCE AND TECHNOLOGY CORPORATION

/s/  John M. Hughes
Name: John M. Hughes

Title:	Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Officer)

Date: August 14, 2007