Form 10-K
period 2007-09-30
ALION SCIENCE & TECHNOLOGY CORP
filed 2007-12-28
CIK 1166568

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007

Alion Science and Technology Corporation
(Exact name of Registrant as Specified in its Charter)

Delaware	333-89756	54-2061691
(State or Other Jurisdiction of Organization)	(Commission File Number)	(IRS Employer Incorporation or Identification No.)

10 West 35th Street Chicago, IL 60616 (312) 567-4000	1750 Tysons Boulevard, Suite 1300 McLean, VA 22102 (703) 918-4480

(Address, including Zip Code and Telephone Number, including
Area Code, of Principal Executive Offices)

Securities registered pursuant to Section 12(b) or 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one): Large accelerated Filer ☐     Accelerated filer  ☐     Non-accelerated filer  ☑.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter: None

The number of shares outstanding of Alion Science and Technology Corporation common stock as of September 30, 2007 was 5,012,934.

Documents Incorporated by Reference:
None

ALION SCIENCE AND TECHNOLOGY CORPORATION

FORM 10-K

PART I

Item 1.	Business

Some of the statements under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this annual report on Form 10-K constitute forward-looking statements, which involve known and unknown risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions and are for illustrative purposes only. These statements may be identified by the use of words such as “believe,” “expect,” “intend,” “plan,” “anticipate,” “likely,” “forecast,” “projections,” “could,” “estimate,” “may,” “potential,” “should,” “would” and similar expressions and may also include references to assumptions.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s view only as of December 28, 2007. We undertake no obligation to update any of these factors or to publicly announce any change to our forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise.

Overview

Alion Science and Technology Corporation (“Alion”, “the Company”, “we”, “our”) is an employee-owned company. We provide scientific, engineering and information technology solutions for problems relating to national defense, homeland security and energy and environmental analysis. We provide these research and developmental services primarily to U.S. government agencies, in particular U.S. Department of Defense (DoD), state and foreign governments, and other commercial customers.

Our revenue for the year ended September 30, 2007 was $737.6 million, a 45.0% increase over the prior year. Federal government contracts accounted for 93.3% of our revenues in the year ended September 30, 2007, of which 88.9% came from the DoD alone. For the year ended September 30, 2006, federal government contracts accounted for 94.7% of our revenues and 88.8% came from the DoD.

We apply our expertise to a range of specialized fields, which we refer to as core business areas. The core business areas are further described below. The percentage distribution of our annual revenues, by core business area, is provided in the table below.

Revenue by Fiscal Year

Core Business Area	2007		2006		2005
	(In millions)

-Defense Operations	$151.3	20.5%	$134.1	26.3%	$135.4	36.7%
-Wireless Communications	18.4	2.5%	47.2	9.3%	$56.0	15.2%
-Industrial Technology Solutions	31.6	4.3%	37.0	7.3%	$45.1	12.2%
-Naval Architecture and Marine Engineering	296.7	40.2%	140.4	27.6%	$51.1	13.8%
-Modeling and Simulation	52.4	7.1%	50.9	10.0%	$34.4	9.3%
-Chemical, Biological, Nuclear, and Environmental Sciences	70.3	9.5%	51.0	10.0%	$32.0	8.7%
-Information Technology	39.0	5.3%	25.8	5.1%	$11.4	3.1%
-Systems Engineering	77.9	10.6%	22.2	4.4%	$3.8	1.0%

	$737.6	100.0%	$508.6	100.0%	$369.2	100.0%

Defense Operations.  We provide defense operations services to the DoD, including the following individual service components:

•	Military transformation: we identify and analyze issues and programs of major importance for the Office of the Secretary of Defense and related U.S. military services transformation initiatives such as joint warfare experimentation. We also integrate Command, Control, Communication, and Computer Intelligence (C4I) initiatives and develop net-centric initiatives.

•	Logistics management: we provide support to the U.S. Army on a broad range of requirements including infrastructure assessment, defense industrial base assessment, financial management, cost analysis, and base realignment, from planning to implementation.

•	Readiness assessments and operational support: we deliver strategic planning and decision-making process improvements by providing technical assistance and decision support tools, such as Full Spectrum Analysis and Distributed Information System Collaboration Architecture.

•	Training and education services: we assist the DoD in the development of its department-wide education and training policies. We develop the necessary technology, compile the information to be used in the courseware, and then translate this into an electronic or web-based advanced distant learning medium so that the student can interact with the courseware from a remote location.

•	Critical infrastructure protection, risk and vulnerability analysis: we provide techniques, tools, and operational support to assess vulnerabilities and defend infrastructure, including ports, power plants and communications nodes.

Wireless Communications.  We provide wireless communications research and spectrum engineering services primarily to the DoD, but also to other agencies of the U.S. government. To a lesser extent, we provide wireless communications research and spectrum engineering services to commercial customers and foreign governments. We have expertise in four primary areas:

•	Wireless and communications-electronics engineering: we perform work for the government “communications-electronics” and commercial wireless communities. The term “communications-electronics” refers to all devices or systems that use the radio frequency spectrum. Our work for the government sector includes such tasks as conducting modeling and simulation of communications networks and analyzing radar and space systems performance. For our commercial customers, both foreign and domestic, we determine whether wireless communication networks have the geographic coverage the customers desire, and whether the systems operate free of interference, and we make recommendations designed to improve network performance. We also evaluate and make recommendations for the design of radio transmitters, receivers and antennas for our commercial customers. In the area of net-centric operations, we design next generation wireless networks and devices, including frequency and bandwidth-adaptive systems.

•	Spectrum management: we perform studies and analyses related to the manner in which the radio frequency spectrum may be utilized without interruption or interference by both new and existing users and technologies. In addition, we assess existing and new technologies for their ability to utilize the radio frequency spectrum efficiently — in other words, to accomplish designated tasks without using too much of the available radio frequency spectrum. Our services, which include providing spectrum policy advice, are used to support decisions of senior government officials in the U.S. and abroad.

•	C4ISR system engineering: we deliver Command, Control, Communication and Computer Intelligence, Surveillance, and Reconnaissance (C4ISR) engineering and analysis support for radio frequency communications, radar, and Identification Friend or Foe to DoD system developers and integrators. We also develop automated spectrum management software to assign frequencies to multiple users of the radio frequency spectrum in an effort to minimize interference. Our software tool, Spectrum XXITM, is the automated spectrum management system used worldwide by the DoD, and it is now also being used by other agencies of the U.S. federal government. We also design, integrate and deploy spectrum monitoring software to locate and track violators of the rules and regulations of spectrum usage.

•	Electromagnetic environmental effects: we perform studies and analyses to measure and predict electromagnetic environmental effects for both government and commercial customers. Our work has involved building automated tools designed to predict the effects of potential hazards of electromagnetic radiation to ordnance, fuel and personnel. We also analyze electronic components in automotive parts such as brakes and airbags for electromagnetic interference issues on behalf of various commercial customers.

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

Information Technology.  Our information technology operations provide the following services primarily to agencies of the U.S. government, including the DoD, as well as to commercial customers:

•	Enterprise architecture development and integration: we design, develop and implement enterprise information systems.

•	Applications development: we develop web-based and stand-alone solutions, as well as decision support tools.

•	Knowledge management: we deliver solutions for data warehousing/mining, decision support, and information analysis.

•	Network design and secure network operations: we provide information assurance, business continuity and disaster planning, network planning and designs for virtual private networks.

•	Independent verification and validation: we implement modeling and simulation, test and evaluation, and database monitoring.

•	Medical informatics: we develop and integrate technologies for acquisition, storage and use of information, including decision support in the field of biomedicine.

Systems Engineering.  We provide systems engineering to the DoD, including the following individual service components:

•	System design, integration and process optimization: our systems engineering expertise is designed to ensure that operational and client requirements are optimized throughout the design process, resulting in solutions that meet critical needs and support long-term goals.

•	Logistics analysis and assets management: we provide complete DoD program support and management, from acquisition and financial management to logistics and strategic planning. We support a broad range of requirements including infrastructure, reserve mobilization, cost analysis, and base realignment.

•	Human-Systems integration: our engineers provide insight to how the operators of a system interact with technology and the working environment. Our extensive capabilities in this area include human factors engineering, system safety analysis, and crew resource requirements modeling.

•	Major systems acquisition management: our experts develop and use tested methodologies and tools to provide oversight of all aspects of the acquisition lifecycle, resulting in greater control over costs and deadlines.

•	Design for life cycle management: our technical and operational experts can assess needs and develop and implement systems designed to provide maximum return on investment from cradle to exit.

Software Tools and Technology Products.  We provide a series of software tools and technology products that complement our core business areas. While our software tools and technology products represent less than 1.0% of our total revenue, they play an important role in enhancing our service and solutions offerings and increasing customer satisfaction. Examples include:

•	Frequency Assignment & Certification Engineering Tool (FACETtm): this software tool automates the assignment of radio frequencies, which we refer to as spectrum management, in a way that is designed to minimize interference between multiple users of the radio frequency spectrum.

•	Advanced Cosite Analysis Tool (ACATtm): this software tool is designed to permit co-location of numerous antennas on towers, rooftops and other platforms by predicting interference between the various systems and informing the user how to minimize interference.

•	Spectrum Monitoring Automatic Reporting and Tracking System (SMARTtm): this system characterizes the frequency usage in a given geographic area, allowing the customer to remotely monitor the spectrum to identify unauthorized users and to look for gaps in the spectrum usage.

•	X-IGtm: this software provides 3-D images for managing and displaying visuals of terrain and environment used in flight simulation and other training systems.

•	MobSimtm / SimViewertm: this software provides for tracking components across multiple modes of transportation (e.g., air, sea, rail and truck).

•	Virtual Oceantm: this software provides visualization of ship motions based on analytically correct representation of the seaway.

•	Countermeasurestm: we provide vulnerability/risk assessment software used to analyze and quantify physical or electronic security.

•	CaveDogtm: this product is a small, remote-controlled hemispherical, multi-spectral vision robot vehicle used for surveillance and reconnaissance.

•	Real Time Location System (RTLStm): this product is designed to enable customers to track thousands of users in a defined area, such as a seaport, a football stadium or an office building, using low cost antennas and badges.

•	Isis- 3Dtm: we provide fire code software with specific models for weapon thermal hazard response, including aerosol and radiation models.

•	PRISMtm: we provide software used for system level failure rate modeling with the ability to model both operating and non-operating failure rates. The system considers non-component failure causes through process assessment.

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

The Alion ESOP

The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan, which we refer to as the KSOP, is a qualified retirement plan and is comprised of what we refer to as an ESOP component and a non-ESOP component. One hundred percent of our outstanding shares of common stock are held in the ESOP component of the KSOP. Eligible employees can purchase beneficial interests in our common stock by:

•	rolling over their eligible retirement account balances into the ESOP component of the KSOP by making an individual one-time ESOP investment election available to new hires; and/or

•	directing a portion of their pre-tax payroll income to be invested in the ESOP component of the KSOP.

The ESOP Trustee, State Street Bank and Trust Company, uses the monies that eligible employees invest in the ESOP to purchase shares of our common stock, for allocation to those employees’ ESOP accounts.

We make retirement plan contributions to all of our employees who are eligible participants in the KSOP. These retirement plan contributions are made to eligible employees’ accounts in both the ESOP and the non-ESOP components of the KSOP. We also make matching contributions on behalf of eligible employees, in the ESOP component, based on their pre-tax deferrals of their Alion salary.

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

Leverage experience and reputation to expand market share.  We perform a variety of services for a broad base of approximately 730 customers, including a number of Cabinet-level U.S. government agencies, as well as state and foreign governments to a lesser degree. We plan to leverage our sophisticated set of capabilities as well as our customer relationships in order to expand our market presence by delivering solutions to new customers. We also believe we can grow our revenue by offering the new solutions capabilities we have obtained through our recent acquisitions or developed internally for our existing customers. We believe that our strong relationships with our customers and sophisticated technology capabilities will allow us to continue to increase market share.

Continue to improve financial performance and increase scale.  We believe a key element of our success has been our continued focus on growing our business and achieving operating efficiencies attendant to increased size. Over the last five years we achieved a track record for consistent revenue growth. From fiscal year 2002 to fiscal year 2007, our revenue grew at a compounded annual growth rate of 29.6% from $201.7 million to $737.6 million. We believe our cost structure will benefit from operating cost synergies achieved through our acquisitions. We intend to continue to strengthen our financial performance by growing our business, both organically and through strategic acquisitions, by achieving additional cost efficiencies, and by continuing to reduce operating costs where possible. As we improve financial performance, we believe we will strengthen our position to win business as a result of a more competitive cost structure. In recent years, we have also increased the scale of our business. We plan to leverage our increased scale and skill set to allow us to bid on larger government programs and broaden our customer base.

Pursue a disciplined acquisition strategy.  The U.S. government technology industry provides many opportunities to grow through acquisitions. We have maintained a disciplined acquisition strategy. We have evaluated a large number of opportunities, pursued a more limited number and completed 12 acquisitions since January 1, 2003. The success of our acquisition strategy stems from our pricing discipline and successful integration. We have successfully integrated all of our acquisitions into our operations and information systems with an average integration completion time of approximately 90 days. We intend to continue to pursue strategic acquisitions of companies with talents and technologies complementary to our current fields and to our future business goals in order to broaden our customer base and expand our core competencies.

Market and Industry Background

We see the following trends that will continue to drive increased DoD and other U.S. government agencies’ spending for and greater dependence on technology services contractors.

Continuing Growth in Overall DoD Budget/Spending.  In addition to projected increases in overall DoD spending on contracting out to the private sector, our government customers are also increasing their dependence and spending on the specific types of services and solutions we provide. The DoD budget for federal fiscal year 2008, excluding supplemental funding relating to operations in Iraq and Afghanistan, has been proposed to Congress at $481.4 billion, representing a 62.0% increase over federal fiscal year 2001. Federal fiscal year 2006 DoD actual spending excluding supplemental funding relating to operations in Iraq and Afghanistan was $410.7 billion. This growth is expected to continue, with the DoD forecasting its budget to grow to over $524.0 billion (excluding supplemental funding) by federal fiscal year 2012.

Growing Spending in the DoD Operations and Maintenance Accounts.  The current growth in U.S. military spending is being particularly driven by increases in the Operations and Maintenance (O&M) portion of the budget, rather than weapons and other procurement. The O&M portion of the DoD budget, which includes the majority of the services we provide to the U.S. military, such as engineering, information technology and logistics, is the largest and fastest growing segment of DoD military spending. For federal fiscal year 2007, the DoD budgeted O&M spending to be $152.0 billion, which represented 34.0% of the total DoD military budget. The federal fiscal year 2008 budget for O&M spending has been proposed at $164.7 billion, and is projected by the DoD to increase through federal fiscal year 2012 to $189.1 billion.

Projected Increases in Private Sector Information Technology Government Spending.  The U.S. government is the largest consumer of information technology services and solutions in the United States. We believe that the U.S. government’s spending on information technology will continue to increase in the next several years. According to the Federal IT Market Forecast, FY 2007 — FY 2012 report published by INPUT, an independent federal government market research firm, the contracted portion of federal government spending on information technology is forecasted to grow at an annual rate of 5.6% from $65.2 billion in fiscal year 2007 to $85.6 billion in fiscal year 2012. Moreover, this data may not fully reflect U.S. government spending on classified programs such as intelligence programs, operational support services to U.S. armed forces and complementary technical services, such as sophisticated systems engineering.

Expected Growth in DoD Research and Development Expenditures.  The DoD research and development budget is expected to grow by 1.0% to $75.1 billion in the federal fiscal year 2008. That budget includes increased funding for both the Defense Advanced Research Projects Agency (DARPA) and the U.S. Air Force.

Increased Budget Dollars for Homeland Security.  There has been significant growth in the Department of Homeland Security (DHS) budget, which is estimated at $46.4 billion in federal fiscal year 2008, up from the $42.7 billion budget for federal fiscal year 2007. From fiscal year 2002 through federal fiscal year 2007, the budget for DHS and its predecessor organizations has grown at a 17% compounded annual rate.

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

Continuing Impact of U.S. Government Procurement Reform.  In recent years, U.S. government agencies have had increased access to alternative choices in contract vehicles — such as indefinite delivery/indefinite quantity contracts (ID/IQs), Government Wide Acquisition Contracts (GWACs), General Services Administration (GSA) schedule contracts and agency-specific Blanket Purchase Agreements (BPAs). These choices have created a more market-based environment in U.S. government procurement, increased contracting flexibility and provided U.S. government agencies with multiple channels to access contractor services. Contractors’ successful past performance, as well as technical capabilities and management skills, remain critical elements of the award process. We believe the increased flexibility associated with multiple channel access, such as ID/IQs, GWACs, GSA schedule contracts and BPAs, will result in continued utilization of these contracting vehicles in the future, and will facilitate access to service providers to meet increased demand for required services and solutions.

We are primarily a government contractor.

For the years ended September 30, 2007, 2006, and 2005, revenue that we obtained from federal government contracts was 93.3%, 94.7%, and 96.0% of our total revenue for each respective year. The DoD is our largest customer. We expect that most of our revenues will continue to result from contracts with the federal government. We perform our government contracts as a prime contractor or as a subcontractor. As a prime contractor, we have direct contact with the applicable government agency. As a subcontractor, we perform work for a prime contractor, which serves as the point of contact with the government agency overseeing the program.

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

Contract Types.  We have a diverse contract base, with no single contract representing more than 18% of our revenue in fiscal year 2007. As of September 30, 2007, we had a portfolio of approximately 1,200 individual active contracts and task orders. Our contracts have one of three types of pricing structures: cost-reimbursement contracts, fixed-price contracts and time-and-material contracts.

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

Our historical contract mix, measured as a percentage of total revenue for the years ended September 30, 2007, 2006, and 2005, is summarized in the table below.

	For the Year Ended September 30,
Contract Type	2007		2006*		2005*
	(Amounts in millions)

Cost-reimbursement	$514.4	69.7%	$335.0	65.9%	$225.1	61.0%
Fixed-price	70.0	9.5%	61.6	12.1%	51.4	13.9%
Time-and-material	153.2	20.8%	112.0	22.0%	92.7	25.1%

Total	$737.6	100.0%	$508.6	100.0%	$369.2	100.0%

*	The 2006 and 2005 amounts were revised to conform to the current presentation for the reallocation of the ID/IQ contracts.

Any costs we incur prior to the award of a new contract or prior to modification of an existing contract are at our own risk. This is a practice that is customary in our industry, particularly when a contractor has received oral advice of a contract award, but has not yet received the authorizing contract documentation. In most cases the contract is later executed or modified and we receive full reimbursement for our costs. We cannot be certain, however, when we commence work prior to authorization of a contract, that the contract will be executed or that we will be reimbursed for our costs. As of September 30, 2007, we had incurred $17.7 million in pre-contract costs at our own risk.

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

Government Oversight.  Our contract administration and cost accounting policies and practices are subject to oversight by federal government inspectors, technical specialists and auditors. All costs associated with a federal government contract are subject to audit by the federal government. An audit may reveal that some of the costs that we may have charged against a government contract are not in fact allowable, either in whole or in part. In these circumstances, we would have to return to the federal government any monies paid to us for non-allowable costs, plus interest and possibly penalties. Contract costs on federal government contracts are subject to audit by the federal government and adjustment through negotiations with government representatives. The government considers Alion to be a major contractor and maintains an office at our facilities to perform various audits. The government has audited all of the Company’s federal government contract indirect costs through fiscal year 2004. Indirect rates have been negotiated and settled through fiscal year 2003. The Company submitted its fiscal year 2005 and 2006 indirect expense rates to the government in March 2006 and 2007, respectively, and expects to submit its fiscal year 2007 indirect expense rates to the government in March 2008. The Company has recorded revenue on federal government contracts in amounts it expects to realize.

Backlog.  Our contract backlog represents an estimate, as of a specific date, of the remaining future revenue anticipated from existing contracts. On September 30, 2007, our total contract backlog was $5,029 million of which approximately $360 million was funded. The two elements of our backlog are described below.

•	Funded backlog reflects amounts that have been awarded to us and whose funding has been authorized by the customer, less revenue previously recognized under the same contracts.

•	Unfunded backlog represents the total estimated value of contracts awarded to us, but whose funding has not yet been authorized by the customer.

Because the U.S. government operates under annual appropriations, agencies of the U.S. government typically fund contracts on an incremental basis. As a result, only a portion of the total contract backlog is “funded.” Funded backlog generally varies depending on procurement and funding cycles and other factors beyond our control. In addition, pre-negotiated contract options, options not yet exercised by a customer for additional years and other extension opportunities included in contracts are included in unfunded backlog. Changes in our contract backlog calculation result from additions for future revenue as a result of the execution of new contracts or the extension or renewal of existing contracts, reductions as a result of completing contracts, reductions due to early termination of contracts, and adjustments due to changes in estimates of the revenue to be derived from previously included contracts. Estimates of future revenue from contract backlog are by their nature inexact and the receipt and timing of this revenue are subject to various contingencies, many of which are outside of our control. Accordingly, period-to-period comparisons are difficult and not necessarily indicative of any future trends in revenue. The table below shows the value of our funded and unfunded contract backlog as of September 30, 2007, 2006, and 2005, respectively.

	September 30,
	2007	2006	2005
	(In millions)

Backlog:
Funded	$360.0	$386.0	$193.0
Unfunded	$4,669.0	$3,861.0	$2,581.0

Total	$5,029.0	$4,247.0	$2,774.0

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

The amount of our proposal backlog that ultimately may be realized as revenues depends upon our success in the competitive proposal process, and on the receipt of tasking and associated funding under the ensuing contracts. We will not be successful in winning contract awards for all of the proposals that we submit to potential customers. Our past success rates for winning contract awards from our proposal backlog should not be viewed as an indication of our future success rates. The table below shows the value of our proposal backlog as of September 30, 2007, 2006, and 2005, respectively.

	September 30,
	2007	2006	2005
	(In millions)

In-process	$250.0	$650.0	$276.0
Submitted	$834.0	$474.0	$1,121.0

Total	$1,084.0	$1,124.0	$1,397.0

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

As of September 30, 2007, we employed approximately 3,400 employees, of which approximately 3,140 were full-time employees. Approximately 19% of our employees have Ph.D.s and masters degrees, and approximately 48% of our employees have college degrees. Approximately 22% of our employees have Top Secret level or above security clearances. We believe that our relationship with our employees is good. None of our employees are covered by a collective bargaining agreement.

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

Our Customers

We provide scientific, research and development and technical expertise and operational support to a diverse group of U.S. government customers, in addition to state, local and international government organizations and commercial customers. As of September 30, 2007, we serviced approximately 730 customers, including a number of Cabinet-level U.S. government agencies, as well as state and foreign governments to a lesser degree. For fiscal year 2007, the DoD accounted for 88.9% of our total revenue, including approximately 230 contracts with customers such as the U.S. Navy, the U.S. Army, the U.S. Air Force, U.S. Joint Forces Command (USJFCOM), Defense Information Systems Agency and DARPA. Other U.S. federal, state, and local government customers accounted for 4.4% of total revenue, including the National Institute of Environmental Health Sciences (NIEHS), U.S. Department of Energy (DOE) and the EPA. Lastly, commercial and international customers accounted for the remaining 6.7% of total revenue. The table below shows revenue by customer type for the fiscal years ended September 30, 2007, 2006, and 2005.

	2007		2006		2005
	(In millions)

U.S. Department of Defense (DoD)	$655.9	88.9%	$451.8	88.8%	$324.1	87.8%
Other Federal Civilian Agencies	$32.3	4.4%	$30.1	5.9%	$30.3	8.2%
Commercial and International	$49.4	6.7%	$26.7	5.3%	$14.8	4.0%

Total	$737.6	100.0%	$508.6	100.0%	$369.2	100.0%

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

It is our experience that in awarding contracts to perform complex technological programs, the two most important considerations for a customer are technical capabilities and price. Our overall win rate over the past three years has been approximately 52%, based on the dollar value of the relevant contracts. For re-bid of contracts where we are the incumbent, our win rate has been approximately 84% over the last three years, based on the number of those contracts. We believe that our knowledge of our customers, our U.S. government contracting and technical capabilities, and our pricing policies enable us to compete effectively.

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

Under a provision of the Internal Revenue Code, significant penalties can be imposed on a subchapter S employer which maintains an ESOP (i) if the amount of ESOP stock allocated to certain “disqualified persons” exceeds certain statutory limits or (ii) if disqualified persons together own 50% or more of the company’s stock. For this purpose, a “disqualified person” is generally someone who owns 10% or more of the subchapter S employer’s stock (including deemed ownership through stock options, warrants, stock appreciation rights, or SARs, phantom stock, and similar rights). The KSOP, the SAR plan and the phantom stock plan include provisions designed to prohibit allocations in violation of these Internal Revenue Code limits. We expect never to exceed the 50% limit. Apart from the warrants representing approximately 18% of our common stock that were issued to IITRI at the closing of the Transaction (and subsequently transferred to the Illinois Institute of Technology), no one person is expected to hold ownership interests representing more than 5% of Alion.

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

For internally-funded research and development, we spent approximately $2.4 million, $2.0 million, and $0.5 million for the years ended September 30, 2007, 2006, and 2005, respectively. This is in addition to the substantial research and development activities that we have undertaken on projects funded by our customers. We believe that actively fostering an environment of innovation is critical to our ability to grow our business and attract new business in that it allows us to be proactive in addressing issues of national concern in public health, safety and national defense.

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

Foreign Operations

In fiscal years 2007, 2006 and 2005, nearly 100% of the Company’s revenue was derived from services provided under contracts with U.S.-based customers. The Company treats revenues resulting from U.S. government customers as sales within the United States regardless of where the services are performed.

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

Risks Related to Our Business

We have incurred a significant amount of debt, and our debt load may limit our operational flexibility and negatively affect the value of your investment in the ESOP component.

On August 2, 2004, we refinanced the senior debt we borrowed to complete the acquisition of IITRI’s assets. To partially fund our growth through the completion of subsequent acquisitions, we have incurred a substantial amount of additional indebtedness. As of September 30, 2007, we have borrowed approximately $245.5 million in senior term loans, we have borrowed approximately $13.1 million through actual loans and letters of credit on our senior revolving line of credit, we have borrowed $250 million in senior unsecured notes, and we have issued our $39.9 million junior subordinated note in connection with our formation and completion of the Transaction. Since refinancing our original senior credit facility, we have added significantly to our total senior debt load.

On April 1, 2005, we entered into an incremental term loan and amended our Term B Senior Credit Facility, which added $72.0 million in term loans to our total indebtedness. On March 24, 2006, we entered into a second incremental term loan facility and second amendment (Amendment Two), which increased the term loan commitment under the Term B Senior Credit Facility by $68.0 million. Amendment Two also increased the revolving credit commitment under the senior revolving credit facility from $30.0 million to $50.0 million. On June 30, 2006, we entered into a third incremental term loan facility and amendment three to the Term B Senior Credit Facility (Amendment Three), which added $50.0 million in term loans to our total indebtedness. On January 4, 2007, we entered into a fourth increment to the Term B Senior Credit Facility (Increment Four), which added $15.0 million in term loans to the Company’s total Term B Senior Credit Facility debt. On February 6, 2007, we entered into a fourth amendment to the Term B Senior Credit Facility (Amendment Four), which made certain changes to the Term B Senior Credit Facility, including (i) extending the maturity date of the senior term loans to February 6, 2013, (ii) adjusting the principal repayment schedule to require one balloon principal repayment at maturity, and (iii) adding an incurrence test as an additional condition to our ability to incur permitted indebtedness. On July 17, 2007, we entered into a fifth incremental term loan facility (Increment Five), which added $25.0 million in term loans to the Term B Senior Credit Facility.

As of September 30, 2007, our senior consolidated debt, at face value, was approximately $504.8 million. Although we have managed significant amounts of debt since December 2002, we do not have extensive experience in functioning as a highly leveraged company for sustained periods of time.

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

We have the capacity to issue additional indebtedness, including the ability to raise up to $110.0 million of additional senior secured indebtedness under our Term B Senior Credit Facility, subject to limitations imposed by the covenants in our Term B Senior Credit Facility and the Indenture governing the Senior Unsecured Notes. Although our Term B Senior Credit Facility and the Indenture governing the Senior Unsecured Notes contain restrictive covenants, these restrictive covenants do not and will not fully prohibit us from incurring additional debt.

Our Term B Senior Credit Facility and the Indenture governing the Senior Unsecured Notes will restrict our operations.

Our Term B Senior Credit Facility and the Indenture governing the Senior Unsecured Notes, and our future debt agreements may contain, covenants that may restrict our ability to engage in activities that may be in our long-term best interest, including financing future operations or capital needs or engaging in other business activities. Our Term B Senior Credit Facility and the Indenture will restrict, among other things, our ability and the ability of our subsidiaries to:

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

Our Term B Senior Credit Facility and the Indenture governing the Senior Unsecured Notes requires us, and our future debt agreements may require us, to maintain specified financial ratios relating to, among other things, our interest coverage and leverage coverage levels. Our ability to satisfy these financial ratios can be affected by events beyond our control, and we cannot guarantee that we will meet these ratios. Default under our Term B Senior Credit Facility or the Indenture could allow lenders to declare all amounts outstanding under both our Term B Senior Credit Facility and the Senior Unsecured Notes to be immediately due and payable. We have pledged substantially all of our assets to secure the debt under our Term B Senior Credit Facility. If the lenders declare amounts outstanding under the Term B Senior Credit Facility to be due, the lenders could proceed against those assets. Any event of default, therefore, could have a material adverse effect on our business, financial condition and results of operations if the creditors determine to exercise their rights.

From time to time we may require consents or waivers from our lenders to permit actions that are prohibited by our Term B Senior Credit Facility or our Indenture. If, in the future, these lenders refuse to provide waivers of our Term B Senior Credit Facility’s and/or the Indenture’s restrictive covenants and/or financial ratios, then we may be in default under the terms of the Term B Senior Credit Facility and/or our Indenture, and we may be prohibited from undertaking actions that are necessary or desirable to maintain or expand our business. There is no guarantee we will be able to obtain consents or waivers from our lenders.

We expect to experience net losses in at least our next five years of operation.

We have incurred a net loss in each year of operation since our inception in late 2002, and we expect to incur a net loss in at least our next five years of operation, fiscal years 2008 through 2012. Contributing factors to our net losses include the significant amounts of interest expense associated with the debt financing for the acquisitions that we have completed, expense related to our repurchase obligations for outstanding warrants, compensation expense associated with stock appreciation rights and phantom stock plans, and amortization expense related to intangible assets acquired. The amount of net losses and our ability to achieve future profitability are subject to our ability to achieve and sustain a significant level of revenue growth coupled with our ability to manage our operating expenses. If revenue grows slower than we anticipate, or if operating expenses exceed our expectations, we may not become profitable. Even if we become profitable we may not be able to sustain our profitability.

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

These factors will also affect our ability in the future to meet our repurchase obligations under the KSOP. We also are required to re-pay all principal and accrued interest outstanding under our Term B Senior Credit Facility on February 6, 2013 and are required to pay fifty percent of the principal amount outstanding, under the junior subordinated note and fifty percent of the principal amount outstanding under the payment-in-kind notes in each of 2009 and 2010. We further may be required to redeem fifty percent of our subordinated warrant in each of 2009 and 2010 in accordance with the put rights included in our subordinated warrant.

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

The following five federal government contracts accounted for approximately 43.5% of our revenues for the year ended September 30, 2007:

1.	SeaPort Multiple Award Contract for the Naval Sea Systems Command (17.9%);

2.	Technical and Analytical Support for the U.S. Air Force (8.7%);

3.	Engineering, Financial and Program Management Services to the Virtual SYSCOM for the U.S. Navy (6.7%);

4.	Modeling and Simulation Information Analysis Center for the DoD for the Defense Modeling and Simulation Office (5.9%); and

5.	Night Vision HighTech Omnibus Contract for the U.S. Army (4.3%)

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

If we do not, or the ESOP Trust does not, continue to be exempt from U.S. federal income tax and any unrelated business income tax, our cash flow available to meet our financial obligations and to reinvest in our operations may decrease.

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

Our success will depend on our ability to keep pace with technology changes in the following research fields:

•	defense operations support;

•	wireless communications;

•	industrial technology solutions;

•	naval architecture and marine engineering;

•	modeling and simulation;

•	chemical, biological, nuclear and environmental sciences;

•	information technology; and

•	systems engineering

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

Our business, financial condition, results of operations and our ability to meet our financial obligations may be affected by various economic factors. Unfavorable economic conditions may make it more difficult for us to maintain and continue our revenue growth. In an economic recession, or under other adverse economic conditions which may arise as a result of certain major events, including without limitation, hurricanes, earthquakes or terrorist attacks, customers and vendors may be more likely to be unable to meet contractual terms or their payment or delivery obligations. A decline in economic conditions may have a material adverse effect on our business, financial condition, results of operations and our ability to meet our financial obligations.

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

Approximately 93%, 95% and 96% of our revenue, respectively, was derived from contracts with agencies of the U.S. government for the years ended September 30, 2007, 2006 and 2005. In the years ended September 30, 2007, 2006 and 2005, contracts with the DoD accounted for approximately 89%, 89% and 88% of our total revenue, respectively, while contracts with other government agencies accounted for approximately 4%, 6% and 8% of our total revenue, respectively. We expect that U.S. government contracts are likely to continue to account for a significant portion of our revenue in the future. Accordingly, changes in U.S. government contracting policies could directly affect our financial performance. Among the factors that could materially adversely affect our U.S. government contracting business are:

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

Many of our U.S. government customers spend their procurement budgets through Indefinite Delivery/Indefinite Quantity (ID/IQ) contracts, GSA Schedule contracts and Government Wide Acquisition Contracts (GWAC) under which we are required to compete for post-award orders.

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

U.S. government contract payments received that are in excess of allowable costs are subject to adjustment and repayment after government audit of the contract payments. All of our federal government contract indirect costs have been audited through fiscal year 2004. Indirect rates have been negotiated and settled through 2003. We submitted our fiscal year 2005 and 2006 indirect expense rates to the federal government in March 2006 and 2007, respectively, and expect to submit our fiscal year 2007 indirect expense rates to the federal government in March

2008. If the estimated reserves in our financial statements for excess billings and contract losses are not adequate, revenue attributed to our U.S. government contracts may be lower than expected.

If we fail to recover pre-contract costs, it may result in reduced fees or in losses.

Any costs we incur before the execution of a contract or contract renewal are incurred at our risk, and it is possible that the customer will not reimburse us for these pre-contract costs. At September 30, 2007, we had pre-contract costs of $17.7 million. While such costs were associated with specific anticipated contracts, we cannot be certain that contracts or contract renewals will be executed or that we will recover the related pre-contract costs.

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

As of September 30, 2007, we had approximately 356 DoD contracts that require us to maintain facility security clearances at our 32 sites, and approximately 2,600 of our employees held security clearances to enable performance on these U.S. government contracts. Each cleared facility has a Facility Security Officer and Key Management Personnel whom the U.S. Department of Defense — Defense Security Service requires to be cleared to the level of the facility security clearance. In addition to these clearances, individual employees are selected to be cleared, based on the task requirement of the specific classified contract, for their technical, administrative or management expertise. Once the security clearance is granted, the employee is allowed access to the classified information on the contract based on the clearance and “need to know” for the information within the contract. Protection of classified information with regard to a classified U.S. government contract is paramount. Loss of a facility clearance or an employee’s inability to obtain and/or maintain a security clearance could result in a U.S. government customer terminating an existing contract or choosing not to renew a contract upon its expiration. If we cannot maintain or obtain the required security clearances for our facilities or our employees, or if these clearances are not obtained in a timely manner, we may be unable to perform on U.S. government contracts. Lack of required clearances could also impede our ability to bid on or win new U.S. government contracts, which may result in the termination of current research activities. Termination of current research activities may damage our reputation and our revenue would likely decline, which would adversely affect our business, financial results of operations and our ability to meet our financial obligations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal operating facilities are located in McLean, Virginia and Chicago, Illinois, and consist of 23,823 square feet and 44,767 square feet of office space, respectively, held under leases. We also lease approximately 80 additional office facilities totaling 821,572 square feet. Of these, our largest offices are located in Washington, DC; Fairfax, Alexandria, Vienna, Arlington, Norfolk, Suffolk, and Newport News, Virginia; Swissvale and West Conshohocken, Pennsylvania; Huntsville, Alabama; Mystic, Connecticut; Annapolis and Lanham, Maryland; Orlando, Florida; Rome, New York; Iselin, New Jersey; Pascagoula, Mississippi; Fairborn, Ohio; Mt. Clements, Michigan; Boulder, Colorado; Durham, North Carolina; Bath, Maine; San Diego, California; Albuquerque and Los Alamos, New Mexico; and Warrenville, Illinois. We lease 26 laboratory facilities totaling 98,034 square feet, for research functions in connection with the performance of our contracts. Of these, our largest laboratories are located in Durham, North Carolina; Chicago and Geneva, Illinois; Annapolis Junction and Lanham, Maryland; West Conshohocken, Pennsylvania; and Louisville, Colorado. The lease terms vary from one to ten years, and are generally at market rates.

Aggregate average monthly base rental expense for fiscal years 2007 and 2006 was $1,908,217 and $1,849,940, respectively.

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

We intend to defend these lawsuits vigorously. Based on the facts underlying the lawsuits known to us at this time, and our non-supervisory monitoring role at the project site, our management believes that the potential for Alion to incur a material loss as a result of the lawsuits is remote. Therefore, our management does not believe that these lawsuits will have a material adverse effect upon us, our operations, financial condition, or cash flows.

Our primary provider of general liability insurance, St. Paul Travelers, has assumed defense of these lawsuits. However, since there is some uncertainty as to whether St. Paul Travelers received timely notice of a potential claim by us in connection with these lawsuits under our general liability insurance policy, St. Paul Travelers indicated when it assumed defense of the lawsuits, that it was doing so subject to a reservation of rights to deny coverage. Nevertheless, even if St. Paul Travelers is ultimately able to properly deny coverage as a result of late notice of the lawsuits, our management does not believe that the lawsuits will have a materially adverse effect upon us, our operations, cash flows or financial condition. We have notified our excess insurance carrier, American International Group, regarding these lawsuits.

Other than the foregoing action, we are not involved in any legal proceeding other than routine legal proceedings occurring in the ordinary course of business. We believe that these routine legal proceedings, in the aggregate, are not material to our financial condition, results of operations, and cash flows.

As a government contractor, we may be subject from time to time to federal government inquiries relating to our operations and audits by the Defense Contract Audit Agency. Contractors found to have violated the False Claims Act, or which are indicted or convicted of violations of other federal laws, may be suspended or debarred from federal government contracting for some period. Such an event could also result in fines or penalties. Given the Company’s dependence on federal government contracts, suspension or debarment could have a material adverse effect on our business, financial condition, results of operations, and ability to meet our financial obligations. The Company is not aware of any such pending federal government claims or investigations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to the vote of security holders for the fourth quarter of the fiscal year ended September 30, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities

There is no established public trading market for Alion’s common stock. As of September 30, 2007, the ESOP Trust was the only holder of our common stock.

There have been no sales of securities other than sales of securities already reported by the Company in current reports on Form 8-K.

Dividend Policy

Unlike regular C corporations, S corporations do not pay “dividends.” Rather, S corporations make “distributions.” Use of the term “distributions” in this context is unrelated to the term when used in the context of our repurchase obligations under the KSOP. To avoid confusion, when referring to a distribution that would constitute a dividend in a C corporation, we will use the term distribution/dividend. We do not expect to pay any distributions/dividends. We currently intend to retain future earnings, if any, for use in the operation of our business. Any determination to pay cash distributions/dividends in the future will be at the discretion of our Board of Directors and will be dependent on our results of operations, financial condition, contractual restrictions and other factors our Board of Directors determines to be relevant, as well as applicable law. The terms of the Senior Unsecured Notes, Term B Senior Credit Facility, and the junior subordinated note prohibit us from paying distributions/dividends without the consent of the respective lenders.

Item 6.	Selected Financial Data

The following table presents selected historical consolidated financial data for Alion or the Selected Operations of IITRI for each of the fiscal years in the five-year period ended September 30, 2007. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and notes to those statements included elsewhere in this annual report. The consolidated operating data for the years ended September 30, 2007, 2006 and 2005 and the consolidated balance sheet data as of September 30, 2007 and 2006 are derived from the consolidated financial statements of Alion included elsewhere in this annual report. The consolidated operating data for the year ended September 30, 2004 and the consolidated balance sheet data as of September 30, 2005 and 2004 are derived from the consolidated financial statements of Alion not included in this annual report.

The consolidated operating data for the year ended September 30, 2003 and the consolidated balance sheet data as of September 30, 2003 are derived from the consolidated financial statements of Selected Operations of IITRI. The historical consolidated financial information of Selected Operations of IITRI has been carved out from the consolidated financial statements of IITRI using the historical results of operations and bases of assets and liabilities of the portion of IITRI’s business that was sold and gives effect to allocations of expenses from IITRI. The consolidated operating data and the consolidated balance sheet data for the Selected Operations of IITRI are derived from the consolidated financial statements of IITRI not included in this annual report.

Our historical consolidated financial information may not be indicative of our future performance and does not necessarily reflect what our financial position and results of operations would have been had we operated as a separate, stand-alone entity during the periods presented.

Selected Financial Data of Alion Science and Technology Corporation
For Years Ended September 30,

	2007(1)	2006(2)	2005(3)	2004(4)	2003(5)
		(In thousands, except share and per share data)

Consolidated Operating Data:
Contract revenue	$737,587	$508,628	$369,231	$269,940	$165,917
Direct contract expenses	562,139	381,467	267,241	196,388	120,559
Operating expenses(6)	161,283	129,466	104,081	73,703	46,273

Operating income (loss)	14,165	(2,305)	(2,091)	(151)	(915)
Other expense(7)	(56,945)	(28,784)	(38,081)	(14,943)	(11,701)
Income tax (expense) benefit	10	(26)	(66)	(17)	—

Net loss	$(42,770)	$(31,115)	$(40,238)	$(15,111)	$(12,616)

Basic and diluted loss per share	$(8.35)	$(6.19)	$(9.50)	$(4.91)	$(6.05)
Basic and diluted weighted-average common shares outstanding	5,121,033	5,029,670	4,235,947	3,074,709	2,085,274
Consolidated Balance Sheet Data at End of Period:
Net accounts receivable	$186,660	$150,412	$80,898	$68,949	$42,775
Total assets	683,970	650,969	334,249	188,461	144,754
Current portion of long-term debt	14,541	2,816	1,404	468	5,000
Long-term debt, excluding current portion	491,089	463,743	180,833	99,631	74,719
Redeemable common stock warrants	33,610	35,234	44,590	20,777	14,762
Other Data:
Depreciation and amortization	$21,824	$16,566	$17,771	$13,447	$9,553
Capital expenditures	10,687	5,227	2,233	3,678	1,329
Cash flows provided by (used in):
Operating activities	$(27,936)	$(15,678)	$35,140	$5,675	$14,264
Investing activities	(25,438)	(284,423)	(78,017)	(23,625)	(61,428)
Financing activities	62,303	265,078	75,938	22,173	47,652
Funded contract backlog(8)	360,000	386,000	193,000	161,000	107,000
Unfunded contract backlog(9)	4,669,000	3,861,000	2,581,000	1,793,000	1,435,000
Number of employees	3,402	3,575	2,508	1,880	1,604

(1)	During fiscal year 2007, the Company completed one acquisition as described below. The results of operations for the company acquired is included in Alion’s operations from the date of the acquisition. We acquired LogConGroup, Inc. on July 20, 2007. The Company acquired substantially all the assets of LogConGroup, Inc, a provider of logistics technology and total asset visibility management, for $1.7 million plus additional contingent earn-out obligations over a six year period which cannot exceed $0.9 million. As of September 30, 2007, the Company has recorded approximately $1.6 million in goodwill relating to this acquisition.

(2)	During fiscal year 2006, the Company completed four acquisitions as described below. The results of operations for the companies acquired are included in Alion’s operations from the dates of the acquisitions. On February 10, 2006, Alion purchased 100% of the outstanding stock of BMH Associates, Inc. (BMH), a provider of advanced software, systems engineering and distributed interactive simulations for military training and experimentation, for approximately $20.0 million (less a $1.5 million hold back) plus additional contingent earn-out obligations over a two year period which can not exceed $6.0 million. As of September 30, 2007, the Company has recorded approximately $19.2 million in goodwill relating to this acquisition.

On February 24, 2006, the Company acquired 100% of the issued and outstanding stock of Washington Consulting, Inc. (WCI), a provider of enterprise IT and management consulting solutions and services to commercial and government customers, for $18.0 million (less a $1.5 million hold back) plus additional contingent earn-out obligations over a two year period which can not exceed $2.5 million. As of September 30, 2007, the Company has recorded approximately $17.4 million in goodwill relating to this acquisition.

On May 19, 2006, the Company acquired 100% of the issued and outstanding stock of Micro Analysis and Design, Inc. (MA&D), a provider of human factors engineering, modeling and simulation and software development for approximately $16.9 million (less a $2.0 million hold back) plus additional contingent earn-out obligations over a two year period which can not exceed approximately $4.1 million. As of September 30, 2007, the Company has recorded approximately $15.7 million in goodwill relating to this acquisition.

On June 30, 2006, the Company acquired from Anteon a group of assets consisting primarily of customer contracts for approximately $221.4 million. As of September 30, 2007, the Company has recorded approximately $50.0 million for purchased contracts and approximately $174.0 million in goodwill relating to this acquisition.

(3)	During fiscal year 2005, the Company completed four acquisitions and made one strategic investment as described below. The results of operations for the companies acquired are included in Alion’s operations from the dates of the acquisitions. On October 28, 2004, Alion purchased substantially all of the assets of Countermeasures Inc. (Countermeasures) for approximately $2.4 million. Countermeasures had two employees and was located in Hollywood, Maryland. As of September 30, 2007, the Company has recorded approximately $1.4 million in goodwill relating to this acquisition.

On February 11, 2005, Alion acquired 100% of the outstanding stock of METI Corporation (METI), an environmental and life sciences research and development company for approximately $7.0 million in cash. METI had approximately 110 employees and was headquartered in Research Triangle Park, North Carolina. As of September 30, 2007, the Company has recorded $5.6 million in goodwill related to this acquisition.

On February 25, 2005, Alion acquired 100% of the outstanding stock of Carmel Applied Technologies, Inc. (CATI), a flight training software and simulator development company, for approximately $7.3 million in cash. CATI had approximately 55 employees and was headquartered in Seaside, California. The transaction is subject to an earn-out provision not-to-exceed a cumulative amount of $8.3 million based on attaining certain cumulative revenue goals for fiscal years 2005, 2006, and 2007, and a second earn-out provision not-to-exceed $1.5 million for attaining certain revenue goals in the commercial aviation industry. As of September 30, 2007, the Company has recorded approximately $13.9 million in goodwill related to this acquisition.

On April 1, 2005, the Company acquired 100% of the issued and outstanding stock of JJMA Corporation (JJMA). The Company paid the equity holders of JJMA approximately $52.9 million, issued 1,347,197 shares of Alion common stock to the JJMA Trust valued at approximately $37.3 million, and agreed to make $8.3 million in future payments. Including acquisition costs of $1.3 million, the aggregate purchase price was $99.8 million. As of September 30, 2007, the Company has recorded approximately $57.8 million in goodwill related to the JJMA acquisition.

On March 22, 2005, Alion acquired approximately 12.5 percent of the class A ordinary shares in VectorCommand Ltd. for $1.5 million, which investment is accounted for at cost.

(4)	During fiscal year 2004, the Company completed two acquisitions as described below. Operating results for these businesses are included in our consolidated totals from the respective dates of acquisitions. On October 31, 2003, Alion acquired 100% of the outstanding stock of Innovative Technology Solutions Corporation (ITSC), for $4.0 million. The transaction is subject to an earn-out provision not-to-exceed $1.5 million. ITSC is a New Mexico corporation with approximately 53 employees, the majority of whom are located in New Mexico. As of September 30, 2007, the Company has recorded approximately $5.0 million of goodwill relating to this acquisition.

On February 13, 2004, Alion acquired 100% of the outstanding stock of Identix Public Sector, Inc. (IPS, now known as Alion-IPS Corporation) for $8.0 million in cash. IPS, formerly ANADAC, was a wholly-owned subsidiary of Identix Incorporated. Following the closing, the Company paid Identix approximately $4.3 million for intercompany payables. As of September 30, 2007, the Company has recorded approximately $6.1 million of goodwill relating to this acquisition.

(5)	For fiscal year 2003 (October 1, 2002 to September 30, 2003), the operations data presented reflects approximately nine months of Alion operations since the Transaction occurred on December 20, 2002, which was at the end of IITRI’s first quarter of operations for fiscal 2003. During the period October 1, 2002 to December 20, 2002, Alion was organizationally a business shell, operationally inactive until the Transaction occurred.

(6)	Operating expenses include (i) transaction expenses of approximately $6.7 million for the year ended September 30, 2003, and (ii) conversion and roll-out expenses of approximately $1.5 million for the year ended September 30, 2003.

(7)	For the years ended September 30, 2007, 2006 and 2005, other income (expense) includes approximately $51.2 million, $29.7 million, and $38.7 million, respectively, in interest-related expense associated with the debt financing (which includes the related change in warrant valuation associated with the change in the share price of Alion stock) resulting from the acquisitions which were completed in fiscal years 2006 and 2005, as described above. Other income (expense) for the year ended September 30, 2004 includes a gain of approximately $2.1 million on the sale of the Company’s minority interest in Matrics Incorporated.

(8)	Funded backlog represents the total amount of contracts that have been awarded and whose funding has been authorized minus the amount of revenue booked under the contracts from their inception to date.

(9)	Unfunded backlog refers to the estimated total value of contracts which have been awarded but whose funding has not yet been authorized for expenditure.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We provide scientific, engineering and information technology solutions for problems relating to national defense, homeland security and energy and environmental analysis. We provide these services primarily to U.S. government agencies, in particular DoD, state and foreign governments, and other commercial customers. Our revenues increased 45.0%, 37.8%, and 36.8% for the years ended September 30, 2007, 2006, and 2005, respectively, through a combination of internal growth and acquisitions. The following table reflects, for each fiscal year indicated, summary results of operations and contract backlog data:

	For the Years Ended September 30,
	2007	2006	2005
	(In millions)

Revenue	$737.6	$508.6	$369.2

Net loss	$(42.8)	$(31.1)	$(40.2)

Contract Backlog:
Funded	360.0	386.0	193.0
Unfunded	4,669.0	3,861.0	2,581.0

Total	$5,029.0	$4,247.0	$2,774.0

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

	2007		2006		2005
			(In millions)

U.S. Department of Defense (DoD)	$655.9	88.9%	$451.8	88.8%	$324.1	87.8%
Other Federal Civilian Agencies	32.3	4.4%	30.1	5.9%	30.3	8.2%
Commercial and International	49.4	6.7%	26.7	5.3%	14.8	4.0%

Total	$737.6	100.0%	$508.6	100.0%	$369.2	100.0%

We intend to continue to expand our research offerings in commercial and international markets; however, the expansion, if any, will be incremental. Revenues from commercial and international markets together amounted to approximately 7%, 5% and 4% of total revenues in fiscal year 2007, 2006 and 2005, respectively. We derive our international revenue primarily from naval architecture and marine engineering services as well as spectrum management research and software tools.

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

The table below provides a summary of annual revenues by significant contracts performed by the Company.

				FY07		FY06		FY05
				Percent of		Percent of		Percent of
			FY07	Total	FY06	Total	FY05	Total
			Annual	Annual	Annual	Annual	Annual	Annual
		Primary Core	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
Sponsor/Government Agency	Title	Business Area*	Amount	Amount	Amount	Amount	Amount	Amount
			(In millions)		(In millions)		(In millions)

Department of Defense — Navy	SeaPort Multiple Award Contract	Naval Architecture and Marine Engineering	$132.1	17.9%	$19.3	3.8%	—	—

Department of Defense - Air Force	Technical and Analytical Support	Systems Engineering	$64.1	8.7%	$16.4	3.2%	—	—

Department of Defense - Navy	Engineering, Financial and Program Management Services to the Virtual SYSCOM program	Naval Architecture and Marine Engineering	$49.6	6.7%	$46.6	9.2%	$18.5	5.0%

Department of Defense - Defense Modeling and Simulation Information Systems Agency	Information Analysis Center	Modeling and Simulation	$43.7	5.9%	$63.4	12.5%	$69.4	18.8%

Department of Defense - Army	U.S. Army Night Vision Lab HighTech Omnibus contract	Defense Operations	$32.0	4.3%	$21.1	4.2%	$18.9	5.1%

Subtotal			$321.5	43.5%	$166.8	32.9%	$106.8	28.9%

Other

Sponsors/Agencies			$416.1	56.5%	$341.8	67.1%	$262.4	71.1%

Total Revenues			$737.6	100.0%	$508.6	100.0%	$369.2	100.0%

*	The total annual revenue identified with a sponsor/government agency may include revenue within multiple business areas. The primary core business area is the single largest business area with the sponsor/government agency.

In December 2006, we ended our performance under the Joint Spectrum Center (JSC) contract. During the year ended September 30, 2006, the JSC contract underwent a full and open competition for the follow-on support contract that was to commence beginning October 2005. In August 2005, we were notified that we were not the successful bidder for these services.

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

	For the Year Ended September 30,
Contract Type	2007		2006 *		2005 *
	(Amounts in millions)

Cost-reimbursement	$514.4	69.7%	$335.0	65.9%	$225.1	61.0%
Fixed-price	70.0	9.5%	61.6	12.1%	$51.4	13.9%
Time-and-material	153.2	20.8%	112.0	22.0%	$92.7	25.1%

Total	$737.6	100.0%	$508.6	100.0%	$369.2	100.0%

*	The 2006 and 2005 amounts were revised to conform to the current presentation for the reallocation of the ID/IQ contracts.

Our objective is to continue to grow our revenue both organically and through strategic acquisitions by capitalizing on our skilled work force and our sophisticated solutions competence. From 1998 through September 30, 2007, the Company and its predecessor, IITRI, have completed fifteen acquisitions. For the year ended September 30, 2007, we acquired LogConGroup on July 20, 2007. The Company acquired substantially all the assets of LogConGroup, Inc, a provider of logistics technology and total asset visibility management, for $1.7 million plus additional contingent earn-out obligations over a six year period which cannot exceed $0.9 million.

We have integrated LogConGroup into our technology base and capabilities, enabling us to expand our research offerings for our government and commercial customers. Management believes that this synergistic acquisition provides several potential benefits to our organization in that it:

•	helps us expand our research base to include increasingly large and complex programs;

•	increases our opportunities to exploit the synergies between different research fields in which we work to broaden our offerings to our existing customers;

•	brings new strengths to our technical capabilities through cross-utilization of research technology and engineering skills; and

•	increases the overall depth and experience of our management.

Results of Operations

During the year ended September 2007, Alion completed the acquisition of LogConGroup, Inc. in July 2007 and during the year ended September 30, 2006, Alion completed the acquisitions of BMH and WCI in February 2006, MA&D in May 2006 and the Anteon Contracts in June 2006. For the year ended September 30, 2007, the Company’s operating results include the operating results for the acquisitions of BMH, WCI, MA&D, and the Anteon contracts for the entire fiscal year; however, they include operating results for only 10 weeks of LogConGroup. For the year ended September 30, 2006, the operating results include the operating results for only 33 weeks of BMH, 31 weeks of WCI, 19 weeks of MA&D, and 13 weeks of operating results generated in support of the contracts acquired from Anteon. Operating results for the year ended September 30, 2006, do not include operating results for the LogConGroup acquisition. Significant differences in the Company’s results of operations for the periods presented arise from the effects of these acquisitions.

Year ended September 30, 2007 Compared to Year ended September 30, 2006

For purposes of comparability, the table below reflects the relative financial impact of the LogConGroup, BMH, WCI, MA&D, and Anteon Contracts acquisitions, which we refer to as the “acquired operations” of Alion, as they relate to the financial performance of Alion for the year ended September 30, 2007 compared to the financial performance for the year ended September 30, 2006. Significant differences in the results of Alion’s operations for the years September 30, 2007 and 2006, arise from the effects of these acquisitions. The following discussion and analysis include references to selected financial information in the table below in conjunction with the Company’s consolidated financial statements provided elsewhere in this annual report on Form 10-K.

	Year Ended September 30, 2007			Year Ended September 30, 2006
			Consolidated			Consolidated
			Operations of			Operations of
	Consolidated		Alion Less	Consolidated		Alion Less
	Operations of	Acquired	the Acquired	Operations of	Acquired	the Acquired
Financial information	Alion	Operations	Operations	Alion	Operations	Operations
	(In millions)

Total revenue	$737.6	$330.3	$407.3	$508.6	$95.4	$413.2
Material and subcontract revenue	306.8	158.7	148.1	172.2	40.4	131.8
Total direct contract expenses	562.1	258.9	303.2	381.5	71.9	309.6
Major components of direct contract expense:
Direct labor expense	245.8	99.4	146.4	202.6	31.8	170.8
Material and subcontract expense	295.1	153.9	141.2	162.3	38.6	123.7
Other direct expense	21.2	5.6	15.6	16.5	1.5	15.0
Gross profit	175.4	71.5	103.9	127.2	23.5	103.7
Total operating expense	161.3	62.6	98.7	129.5	19.6	109.9
Major components of operating expense:
Indirect personnel and facilities	76.4	32.0	44.4	52.1	9.2	42.9
General and administrative (excluding stock-based compensation)	50.5	19.5	31.0	47.4	6.9	40.5
Stock-based compensation	8.3	—	8.3	10.7	—	10.7
Depreciation and amortization	21.8	11.1	10.7	16.6	3.4	13.2
Operating income (loss)	$14.1	$8.8	$5.3	$(2.3)	$3.9	$(6.2)

Contract Revenues. Revenues for the year ended September 30, 2007 increased $229.0 million or 45.0% over the year ended September 30, 2006. The acquired operations generated $234.9 million of the increased revenue. The non-acquired operations generated a net decrease in revenue of $5.9 million, which was attributable to the following: 1) unsuccessful bid for the follow-on support of the Joint Spectrum Center contract, which accounted for a revenue reduction of $25.9 million; the Company’s performance under the JSC contract ended in December 2006; and 2) reduced level of funding under the Department of Defense Modeling and Simulation Information Analysis Contract (MSIAC), which accounted for a revenue reduction of $19.7 million. On the balance of our contracts, revenue generated by the non-acquired operations increased $39.7 million, which represents an approximate 9.6% increase of the fiscal year 2006 revenue.

As a component of revenue, Material and Subcontract (M&S) revenue for the year ended September 2007 increased $134.6 million or 78.2% over the year ended September 30, 2006. The acquired operations generated approximately $118.3 million of the revenue increase, while the non-acquired operations generated the remaining $16.3 million of the revenue increase. The increase in M&S revenue was due primarily to the increase in content of M&S revenue to total revenue from acquired operations, primarily related to WCI and for work provided in support of the Anteon contracts.

Direct Contract Expenses. Direct contract expenses for the year ended September 30, 2007 increased $180.6 million or 47.3% over the year ended September 30, 2006. As a percentage of revenue, direct contract expense was 76.2% and 75.0% for the years ended September 30, 2007 and 2006, respectively, due primarily to the growth of the Secretary of the Air Force Technical and Analytical Support (SAFTAS) contract in 2007, which had a high content of M&S direct contract expenses, as a percentage of revenue. The changes in the major components of direct contract expenses were:

•	Direct labor expense for the year ended September 30, 2007 increased $43.2 million or 21.3% over the year ended September 30, 2006. As a percentage of revenue, direct labor expense was 33.3% and 39.8% for the years ended September 30, 2007 and 2006, respectively, primarily as a result of decreased content of direct labor related expense from acquired operations primarily related to WCI and for work provided in support of the Anteon contracts.

•	M&S expense for the year ended September 30, 2007 increased $132.8 million or 81.8% over the year ended September 30, 2006. As a percentage of revenue, M&S expense was 40.0% and 31.9% for the years ended September 30, 2007 and 2006, respectively, primarily as a result of larger purchases of equipment and materials directly for contracts and increased use of subcontractors in support of our contracts. M&S expense, as a percentage of M&S revenue, was approximately 96.2% and 94.3% for the years ended September 30, 2007 and 2006, respectively, primarily as a result of lower profit margins on M&S work from acquired operations.

Gross Profit. Gross profit for the year ended September 30, 2007 increased $48.2 million or 37.9% over the year ended September 30, 2006. As a percentage of revenue, gross profit was 23.8% and 25.0% for the years ended September 30, 2007 and 2006, respectively. Our M&S work, which typically generates lower profit margins than contract direct labor work, has been increasing relative to direct labor, as a result of contracts obtained in connection with our acquired operations as well as higher levels of M&S related work on contracts in the non-acquired operations.

Operating Expenses. Operating expenses for the year ended September 30, 2007 increased $31.8 million or 24.6% over the year ended September 30, 2006. Acquired operations generated $43.0 million of increased operating expenses while non-acquired operations generated a decrease in operating expenses of approximately $11.2 million. Operating expense was 21.9% and 25.5% of revenue for the years ended September 30, 2007 and 2006, respectively. The changes in the major components of operating expenses were:

•	Indirect personnel and rental and occupancy expenses for the year ended September 30, 2007 increased approximately $24.3 million or 46.6% over the year ended September 30, 2006. The increase was primarily associated with additional indirect personnel and facilities expenses related to the activities in support of the contracts acquired from Anteon. Operating expenses for indirect personnel and facilities were 10.4% and 10.2% of revenue for the years ended September 30, 2007 and 2006, respectively.

•	General and administrative (G&A) expense, excluding stock-based compensation, for the year ended September 30, 2007 increased approximately $3.1 million or 6.5% over the year ended September 30, 2006. G&A expenses were 6.8% and 9.3% of revenue for the years ended September 30, 2007 and 2006, respectively. The increase primarily consists of $2.6 million of additional third party legal and accounting fees related to issuing the senior unsecured notes, $3.4 million for various infrastructure costs associated with supporting the growth of the Company, and $0.4 million for third-party legal and accounting fees associated with the acquisition of LogConGroup. These increases were offset by a postretirement benefits curtailment gain of $3.3 million, which resulted from an amendment to the postretirement benefits plan as of September 30, 2007.

•	Stock-based compensation (a separate element in G&A) expense relates primarily to the expense associated with the stock appreciation rights and phantom stock plans. As a percentage of revenue, stock-based compensation was 1.1% and 2.1% for the years ended September 30, 2007 and 2006, respectively. This expense decreased approximately $2.4 million or 22.4% from the year ended September 30, 2006, which resulted from the relative change in price of a share of Alion common stock in the year ended September 30, 2007 and, to a lesser extent, the decrease in awards granted.

•	Depreciation and amortization for the year ended September 30, 2007 expense increased approximately $5.2 million or 31.3% over the year ended September 30, 2006 due to the acquisitions. Depreciation expense primarily arises from fixed assets while amortization expense derives primarily from purchased contracts. Depreciation and amortization expense was 3.0% and 3.3% of revenue for the years ended September 30, 2007 and 2006, respectively.

Operating Income (Loss). For the year ended September 30, 2007, income from operations was $14.1 million compared with $2.3 million operating loss for the year ended September 30, 2006. The $16.4 million increase in income is associated with factors discussed above.

Other Expense. Other expense for the year ended September 30, 2007 increased $28.2 million or 97.8% over the year ended September 30, 2006 and relates to the following:

Interest Expense increased $21.5 million or 72.4% over the year ended September 30, 2006, which was attributable to the following:

	Year Ended September 30,
	2007	2006
	(In millions)

Term B - Revolving facility	$2.2	$1.0
Term B - Senior term loan	19.8	13.5
- amortization of debt issuance costs	2.2	1.7
Bridge loan	6.8	4.8
Senior unsecured note	16.6	—
- amortization of debt issuance costs	0.6	—
Subordinated note - PIK interest	2.5	2.4
- long-term deferred interest	0.9	0.8
- amortization of debt issuance costs	1.0	0.9
(Reduction) Accretion of warrants(a)	(1.6)	4.3
Other	0.3	0.3

Total	$51.2	$29.7

(a)	Reflects change in value assigned to the detachable warrants associated with the Subordinated Note and/or the Mezzanine Note based on the change in the value of Alion common stock and the number of warrants outstanding; the warrants associated with the Mezzanine Note were redeemed on March 28, 2006.

Loss on extinguishment of debt.  In February 2007, the Company paid off the $170.0 million balance under the Bridge Loan Agreement. The Company determined that the pay-off of the Bridge Loan was a debt extinguishment and recognized a loss on extinguishment of debt of $6.2 million for the year ended September 30, 2007.

The remaining increase of approximately $0.5 million is attributable to miscellaneous expenses including bank fees and charitable donations.

Income Tax Expense. The Company has filed qualified subchapter-S elections for all of its wholly-owned domestic subsidiaries to treat them as disregarded entities for federal income tax purposes. Some states do not recognize the effect of these elections or Alion’s S-corporation status. The Company’s Canadian subsidiary, Alion Science and Technology (Canada) Corporation, accrues a tax liability, as required. The Company recorded $10,000 income tax benefit and $26,000 income tax expense for the years ended September 30, 2007 and 2006, respectively.

Net Loss. The net loss for the year ended September 30, 2007 increased over the net loss for the year ended September 30, 2006 due to the factors discussed above.

Year ended September 30, 2006 Compared to Year ended September 30, 2005

For purposes of comparability, the table below reflects the relative financial impact of the BMH, WCI, MA&D, Anteon Contracts, METI, CATI and JJMA acquisitions, which we refer to as the “acquired operations” of Alion, as they relate to the financial performance of Alion for the year ended September 30, 2006 compared to the financial performance for the year ended September 30, 2005. Significant differences in the results of Alion’s operations for the years September 30, 2006 and 2005, arise from the effects of these acquisitions. The following discussion and analysis include references to selected financial information in the table below in conjunction with the Company’s consolidated financial statements provided elsewhere in this annual report on Form 10-K.

	Year Ended September 30, 2006			Year Ended September 30, 2005
			Consolidated			Consolidated
			Operations of			Operations of
	Consolidated		Alion Less	Consolidated		Alion Less
	Operations of	Acquired	the Acquired	Operations of	Acquired	the Acquired
Financial information	Alion	Operations	Operations	Alion	Operations	Operations
	(In millions)

Total revenue	$508.6	$222.2	$286.4	$369.2	$65.3	$303.9
Material and subcontract revenue	172.2	83.1	89.1	102.7	16.9	85.8
Total direct contract expenses	381.5	166.5	214.9	267.2	46.1	221.1
Major components of direct contract expense:
Direct labor expense	202.6	83.6	119.0	152.5	26.6	125.9
Material and subcontract expense	162.3	79.0	83.3	101.0	16.6	84.4
Other direct expense	16.5	3.9	12.6	13.7	2.9	10.8
Gross profit	127.2	55.7	71.5	102.0	19.2	82.8
Total operating expense	129.5	53.1	76.4	104.1	13.1	91.0
Major components of operating expense:
Indirect personnel and facilities	52.1	24.7	27.4	41.6	6.9	34.7
General and administrative (excluding stock-based compensation)	47.4	20.6	26.8	33.0	2.9	30.1
Stock-based compensation	10.7	—	10.7	10.6	—	10.6
Depreciation and amortization	16.6	7.8	8.8	17.8	3.2	14.6
Operating (loss) income	$(2.3)	$2.6	$(4.9)	$(2.1)	$6.1	$(8.2)

*	For the years ended September 30, 2006 and 2005, the operations of the acquired entities and the operating results generated in support of the Anteon contracts have been fully integrated within Alion on a consolidated basis. The selected financial information provided in the table is management’s approximations of actual results for the acquired and non-acquired operations.

Contract Revenues. Revenues increased $139.4 million to $508.6 million for the year ended September 30, 2006, or 37.8%, from $369.2 million for the year ended September 30, 2005. The acquired operations generated approximately $156.9 million of the approximate $139.4 million in increased revenue. The non-acquired operations generated a net decrease in revenue of $17.5 million. The $17.5 million net decrease in revenue generated by the non-acquired operations was attributable to the following: 1) a decrease of approximately $12.3 million in naval architecture and ship design work due to delays in receipt of new tasking related to new and existing U.S. Navy ship programs, 2) our unsuccessful bid for the follow-on support contract to the U.S. Navy for Guam Ordnance Services accounted for a decrease of approximately $7.0 million, 3) a reduced level of funding under the Department of Defense Modeling and Simulation Information Analysis Contract (MSIAC) accounted for a revenue reduction of approximately $6.0 million, 4) a reduction of approximately $2.9 million as a result of the completion of our analysis work coincident with the completion of the initial phase of the U.S. Government’s most recent Base Realignment and Closure Act (BRAC) process, and 5) a reduction of approximately $2.1 million in support of Defense Spectrum Office. On the balance of our contracts, revenue generated by the non-acquired operations increased approximately $12.8 million.

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

Direct Contract Expenses. Direct contract expenses increased approximately $114.3 million to $381.5 million, or 42.8%, for the year ended September 30, 2006, from $267.2 million for the year ended September 30, 2005. Acquired operations generated an increase of approximately $120.4 million direct contract expenses and the non-acquired operations generated a decrease of approximately $6.2 million attributable to the decrease in contract revenue generated by the non-acquired operations described above. Direct contract expenses were 75.0% of revenue for the year ended September 30, 2006, as compared to 72.4% for the year ended September 30, 2005. The changes in specific components of direct contract expenses are:

•	Direct labor expense for the year ended September 30, 2006 increased by $50.1 million, or 32.9%, to $202.6 million from $152.5 million for the year ended September 30, 2005. Direct labor expense decreased to 39.9% of revenue for the year ended September 30, 2006, from 41.3% of revenue in the year ended September 30, 2005, due to a shift from direct labor to M&S expense. The percentage decrease in direct labor expense is primarily due to the lower content of direct labor expense to total direct contract expense of the acquired operations. The content of direct labor expense generated by the JSC and Guam Ordnance Services contracts was higher in the year ended September 30, 2006 than in the year ended September 30, 2005.

•	M&S expense increased approximately $61.3 million, or 60.7%, to $162.3 million for the year ended September 30, 2006, compared to $101.0 million for the year ended September 30, 2005. M&S expense was 31.9% and 27.4% of revenue for the years ended September 30, 2006 and 2005, respectively. The percentage increase in M&S expense was primarily due to the higher content of M&S expense to total direct contract expense of the acquired operations. M&S expense, as a percentage of M&S revenue, was approximately 94.3% and 98.3% for the years ended September 30, 2006 and 2005, respectively, primarily as a result of increased profit margins on M&S work by acquired operations.

Gross Profit. Gross profit increased $25.2 million, or 24.7%, to $127.2 million for the year ended September 30, 2006, from $102.0 million for the year ended September 30, 2005. Gross profit was 25.0% and 27.6% of revenue for the years ended September 30, 2006 and 2005, respectively. Our M&S work has been increasing relative to direct labor, as a result of contracts obtained in connection with our acquired operations as well as higher levels of M&S related work on contracts in the non-acquired operations. This trend is expected to continue for at least the next two years or until backlog on these contracts is expended. M&S effort typically generates lower profit margins than contract direct labor work.

Operating Expenses. Operating expenses increased $25.4 million, or 24.3% to $129.5 million for the year ended September 30, 2006, from $104.1 million for the year ended September 30, 2005. Acquired operations generated $40.0 million of increased operating expenses while non-acquired operations generated a decrease in operating expenses of approximately $14.6 million. Operating expense was 25.5% and 28.2% of revenue for the years ended September 30, 2006 and 2005, respectively. The changes in some of the specific components of operating expenses were:

•	Indirect personnel and rental and occupancy expenses increased approximately $10.5 million, or 25.2%, to $52.1 million for the year ended September 30, 2006, from $41.6 million for the year ended September 30, 2005. The increase is partially attributable to expense associated with integrating the BMH and WCI acquisitions in the second quarter of fiscal year 2006, the MA&D acquisition in the third quarter of fiscal year 2006 and the Anteon Contracts acquisition in the fourth quarter of fiscal year 2006. Additionally, due to the delays in approving the 2006 Federal budget, contract funding was delayed, which results in increased indirect labor expense required in order to sustain our engineers and technical labor base. Operating expenses for indirect personnel and facilities were 10.2% and 11.3% of revenue for the years ended September 30, 2006 and 2005, respectively.

•	General and administrative (G&A) expense, excluding stock-based compensation, increased approximately $14.4 million, or 43.6%, to $47.4 million for the year ended September 30, 2006, compared to $33.0 million for the year ended September 30, 2005. G&A expenses were 9.3% and 8.9% of revenue for the years ended September 30, 2006 and 2005, respectively. The increase consists of $8.4 million of additional third-party legal and accounting fees and approximately $4.9 million of additional employee fringe benefit expense, which is an element of G&A expense. These additional expenses represent approximately 2.6% of revenue.

•	Stock-based compensation (a separate element in G&A) expense, relates primarily to the expense associated with the stock appreciation rights and phantom stock plans. Stock-based compensation was approximately 2.1% and 2.9% of revenue for the years ended September 30, 2006 and 2005, respectively. This expense increased approximately $0.1 million, or 1.0%, to $10.7 million for the fiscal year ended September 30, 2006, compared to approximately $10.6 million for the year ended September 30, 2005. The increase in stock-based compensation expense results from the relative change in price of a share of Alion common stock in the year ended September 30, 2006 and, to a lesser extent, the increase in awards granted.

•	Depreciation and amortization expense decreased approximately $1.2 million, or 6.7%, to $16.6 million for the year ended September 30, 2006, compared to $17.8 million for the year ended September 30, 2005. Depreciation expense primarily arises from fixed assets while amortization expense derives primarily from purchased contracts.

Depreciation and amortization expense was 3.3% and 4.8% of revenue for the years ended September 30, 2006 and 2005, respectively.

Operating Loss. For the year ended September 30, 2006, the loss from operations was $2.3 million compared with $2.1 million operating loss for the year ended September 30, 2005. The $0.2 million increase in loss is associated with factors discussed above.

Other Expense. Other expense decreased approximately $9.3 million to approximately $28.8 million, or 24.4%, for the year ended September 30, 2006, from $38.1 million for the year ended September 30, 2005. As a component of other expense, interest expense decreased approximately $9.0 million, or 23.2%, to $29.7 million for the year ended September 30, 2006 from $38.7 million for the year ended September 30, 2005 primarily from a $19.2 million reduction in the accretion of warrants offset by a $8.3 million increase in senior term loan interest. The components of interest expense are summarized in the following table:

	Year Ended September 30,
	2006	2005
	(In millions)

Term B - Revolving facility	$1.0	$0.2
Term B - Senior term loan	15.2	6.9
Bridge loan	4.8	—
Mezzanine Note - cash-pay interest	—	1.8
- amortization of debt issuance costs	—	2.2
Subordinated note - PIK interest	2.4	2.3
- accretion of long-term deferred interest	0.8	0.6
- amortization of debt issuance costs	0.9	0.9
Accretion of warrants(a)	4.3	23.5
Other	0.3	0.3

Total	$29.7	$38.7

(a)	Reflects change in value assigned to the detachable warrants associated with Mezzanine and Subordinated notes based on the change in the value of Alion common stock.

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

Cash Flows

The following discussion relates to the cash flow of Alion for the years ended September 30, 2007 and 2006.

Net cash used in operating activities was approximately $27.9 million and $15.7 million for the years ended September 30, 2007 and 2006, respectively. The $12.2 million increase in use of cash was primarily attributable to the approximate $11.7 million increase in net loss and $26.5 million increase in payments of accounts payable, accrued liabilities, interest payable and other liabilities, offset by $23.9 million decrease in use of cash to fund growth in accounts receivable.

Net cash used in investing activities (principally for strategic acquisitions) was approximately $25.4 million and $284.4 million for the years ended September 30, 2007 and 2006, respectively. During the year ended September 30, 2007, the Company used cash of approximately $14.8 million in acquisition related obligations (LogConGroup acquisition and earn-out payments for JJMA, WCI, and BMH). The Company spent approximately $10.7 for capital expenditures unrelated to acquisitions. During the year ended September 30, 2006, the Company used cash of approximately $279.2 million to acquire BMH, WCI, MA&D and the Anteon Contracts and spent approximately $5.2 million for capital expenditures unrelated to acquisitions.

Net cash provided by financing activities was approximately $62.3 million for the year ended September 30, 2007, compared to net cash provided by financing activities of approximately $265.1 million for the year ended September 30, 2006. The most significant components of the Company’s financing activities are: 1) net proceeds from (or repayment of) short term borrowings and 2) net proceeds from (or repayment of) long term debt securities. During the year ended September 30, 2007, Alion borrowed $250.0 million in Private Senior Unsecured Notes, of which $170.0 million was used to repay the Bridge Loan, $53.5 million was used primarily to pay outstanding principal of senior term loans under the Term B Senior Credit Facility, and $5.8 million was used to pay debt issuance costs. The remaining $5.0 million debt issue costs were paid from working capital. During the year ended September 30, 2007, the Company also borrowed $40.0 million under the revolving credit facility for working capital needs and received $16.0 million from the issuance of common stock under the ESOP. During the year ended September 30, 2006, Alion borrowed approximately $118.0 million in proceeds under the Term B Senior Credit Facility and borrowed $170.0 million pursuant to the Bridge Loan Agreement. The borrowed proceeds of approximately $288.0 million were used to fund acquisitions ($279.2 million), to pay certain debt issuance costs of approximately $7.8 million and to repay approximately $1.9 million of principal under the senior term loan. During the year ended September 30, 2006, the Company received $7.1 million from the issuance of common stock under the ESOP, used cash of approximately $13.6 million to redeem the mezzanine warrants held by IIT and Dr. Atefi, and repurchased approximately $19.0 million in common stock in order to satisfy redemption obligations under the KSOP to former employees.

Discussion of Debt Structure

The discussion below describes the Term B Senior Credit Facility, as modified by Amendments One, Two, Three, Increment Four, Amendment Four and Increment Five; the Subordinated Note used to finance the Transaction; the previously effective Bridge Loan Agreement and the Senior Unsecured Notes issued and sold by the Company.

Term B Senior Credit Facility

As of September 30, 2007, the Term B Senior Credit Facility consisted of:

•	a senior term loan in the approximate amount of $245.5 million;

•	a $50.0 million senior revolving credit facility under which approximately $9.3 million was outstanding as of September 30, 2007, and approximately $3.9 million of which was allocated for letters of credit and as such is not available to be borrowed; and

•	a $110.0 million uncommitted incremental term loan “accordion” facility.

On August 2, 2004, the Company entered into the Term B Senior Credit Facility with a syndicate of financial institutions for which Credit Suisse serves as arranger, administrative agent and collateral agent, and for which LaSalle Bank National Association serves as syndication agent.

•	In April 2005, the first amendment to the Term B Senior Credit Facility (Amendment One) made certain changes to the Term B Senior Credit Facility and added $72.0 million in term loans to the Company’s total Term B Senior Credit Facility debt.

•	In March 2006, the second amendment to the Term B Senior Credit Facility (Amendment Two) made certain changes to the Term B Senior Credit Facility and increased the term loan commitment by $68.0 million, and increased the revolving credit commitment from $30.0 million to $50.0 million.

•	On June 30, 2006, the third amendment to the Term B Senior Credit Facility (Amendment Three) made certain changes to the Term B Senior Credit Facility and added $50.0 million in term loans to the Company’s total Term B Senior Credit Facility debt.

•	On January 4, 2007, the fourth increment to the Term B Senior Credit Facility (Increment Four) added $15.0 million in term loans to the Company’s total Term B Senior Credit Facility debt.

•	On February 6, 2007, the fourth amendment to the Term B Senior Credit Facility (Amendment Four) made certain changes to the Term B Senior Credit Facility, including (i) extending the maturity date of the senior term loans to February 6, 2013, (ii) adjusting the principal repayment schedule to require one balloon principal repayment at maturity, and (iii) adding an incurrence test as an additional condition to the Company’s ability to incur permitted indebtedness.

•	On July 17, 2007, the Company entered into a fifth incremental term loan facility (Increment Five), which added $25.0 million in term loans to the Term B Senior Credit Facility.

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

The Company may prepay all or any portion of its Term B debt in minimum increments of $1 million, generally without penalty or premium, except for customary breakage costs associated with pre-payment of Eurodollar-based loans. If the Company issues certain permitted debt, or sells, transfers or disposes of certain assets, it must use all net proceeds to repay any Term B loan amounts outstanding. If the Company has excess cash flow for any fiscal year, it must use 50% of the net proceeds or excess cash flow to repay Term B loan amounts outstanding. If the Company’s leverage ratio is less than 2 to 1, it must use 25% of net proceeds or excess cash flow to repay Term B loan amounts outstanding.

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

* Senior Term Loan. The Company was entitled to elect that interest be payable on the Company’s senior term loan at an annual rate equal to either: 1) the applicable alternate base interest rate charged by Credit Suisse plus a 175 basis point spread or 2) the Eurodollar rate plus a 275 basis point spread. As of February 6, 2007, the spread associated with the alternate base interest rate charged by Credit Suisse from time to time was lowered to 150 basis points, and the spread associated with the Eurodollar rate in effect from time to time was lowered to 250 basis points.

* Senior Revolving Credit Facility. The Company was also entitled to elect that interest be payable on the senior revolving credit facility at an annual rate dependent on the Company’s leverage ratio and whether the borrowing is a Eurodollar or an alternate base rate (ABR) borrowing. As of February 6, 2007, under the Term B Senior Credit Facility, if the Company were to elect a Eurodollar borrowing under its senior revolving credit facility, interest would be payable at an annual rate equal to the Eurodollar rate plus additional basis points as reflected in the table below under the column “Eurodollar Spread” corresponding to the Company’s leverage ratio at the time. Under the Term B Senior Credit Facility, if the Company were to elect an ABR borrowing under its senior revolving credit facility, the Company would pay interest at an alternate base interest rate based on the greater of Credit Suisse’s prime rate or a federal funds effective rate, plus additional basis points reflected in the table below under the columns “Prime Rate ABR Spread” or “Federal Funds ABR Spread” corresponding to the Company’s leverage ratio at the time.

		Federal Funds ABR	Prime Rate ABR
	Eurodollar Spread	Spread	Spread
Leverage Ratio	(in basis points)	(in basis points)	(in basis points)

Category 1	275	225	175
Greater than or equal to 3.00 to 1.00
Category 2	250	200	150
Greater than or equal to 2.50 to 1.00 but less than 3.00 to 1.00
Category 3	225	175	125
Greater than or equal to 2.00 to 1.00 but less than 2.50 to 1.00
Category 4	200	150	100
Less than 2.00 to 1.00

On April 1, 2005, the Company elected to have the senior term loan bear interest at the Eurodollar rate and the senior revolving credit facility bear interest at the ABR rate. As of September 30, 2007, the Eurodollar rate on the senior term loan was 7.73 percent (5.23 percent plus 2.50 percent Eurodollar spread) and the ABR rate was 9.25 percent (7.75 percent plus 1.50 percent spread).

Interest Rate Cap Agreements. The Term B Senior Credit Facility required us to maintain interest rate hedge agreements acceptable to Credit Suisse to cap interest expense on at least 40% of our long-term senior debt for a period of at least two years from the date the first such agreement was put into place. This covenant expired on August 16, 2006. We have three interest rate cap agreements in place with our senior lenders, all of which expired on September 30, 2007.

The interest rate cap agreements capped the floating component of the total interest rate we pay, but did not affect spreads based on leverage ratio. The actual effective rate of interest that we paid on principal subject to each cap agreement was equal to the capped rate plus the applicable spread. The following table summarizes the interest rate cap agreements that were in place through September 30, 2007.

Interest				Notional
Rate Cap	Date	Cost	Cap Rate	Principal	Period

First Cap	Aug 2004	$319,000	6.64% (3.89% floating rate cap plus 2.75% spread)	$36.9M	Sep 2004 — Sep 2005
	Aug 2004		7.41% (4.66% floating rate cap plus 2.75% spread)	$34.5M	Sep 2005 — Sep 2007
Amendment #1	Apr 2005		6.91% (4.66% floating rate cap plus 2.25% spread)
Amendment #2	Mar 2006		7.16% (4.66% floating rate cap plus 2.50% spread)
Amendment #3	Jun 2006		7.41% (4.66% floating rate cap plus 2.75% spread)
Amendment #4	Feb 2007		7.16% (4.66% floating rate cap plus 2.50% spread)
Second Cap	Apr 2005	$117,000	7.25% (5.00% floating rate cap plus 2.25% spread)	$28.0M	Through Sep 2007
Amendment #2	Mar 2006		7.50% (5.00% floating rate cap plus 2.50% spread)
Amendment #3	Jun 2006		7.75% (5.00% floating rate cap plus 2.75% spread)
Amendment #4	Feb 2007		7.50% (5.00% floating rate cap plus 2.50% spread)
Third Cap	Apr 2006	$43,600	8.00% (5.50% floating rate cap plus 2.50% spread)	$30.0M	Through Sep 2007
Amendment #3	Jun 2006		8.25% (5.50% floating rate cap plus 2.75% spread)
Amendment #4	Feb 2007		8.00% (5.50% floating rate cap plus 2.50% spread)

Other Fees and Expenses. Each quarter the Company is required to pay a commitment fee equal to 50 basis points per year on the prior quarter’s daily unused balance of the revolving credit facility and the senior term loan. As of September 30, 2007, there was approximately $9.3 million outstanding on the revolving credit facility and approximately $3.9 million was allocated for letters of credit; and the senior term loan was fully utilized. For the year ended September 30, 2007, the Company paid a commitment fee of approximately $125,000 for the revolving credit facility and no commitment fee for the senior term loan.

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

Financial Covenants. The Term B Senior Credit Facility requires the Company to meet certain financial performance covenants over the life of the facility. For the years ended September 30, 2007 and 2006, the Company was in compliance with the financial covenants set forth in the Term B Senior Credit Facility.

The Term B Senior Credit Facility includes other covenants which, among other things, restrict the Company’s ability to do the following without the prior consent of syndicate bank members that have extended more than 50 percent or more of the aggregate amount of all loans then outstanding under the Term B Senior Credit Facility:

•	incur additional indebtedness other than permitted additional indebtedness after satisfying a senior secured leverage based incurrence test;

•	consolidate, merge or sell all or substantially all of the Company’s assets;

•	make certain loans and investments including acquisitions of businesses, other than permitted acquisitions;

•	pay dividends or distributions other than distributions needed for the ESOP to satisfy its repurchase obligations and for certain payments required under the Company’s equity based incentive plans;

•	enter into certain transactions with the Company’s shareholders and affiliates;

•	enter into certain transactions not permitted under ERISA;

•	grant certain liens and security interests;

•	enter into sale and leaseback transactions;

•	change lines of business;

•	repay subordinated indebtedness before it is due and redeem or repurchase certain equity;

•	pay certain earn-outs in connection with permitted acquisitions; or

•	use the proceeds of the Company’s borrowings other than as permitted by the Term B Senior Credit Facility.

Events of Default. The Term B Senior Credit Facility contains customary events of default including, without limitation:

•	payment default;

•	breach of representations and warranties;

•	uncured covenant breaches;

•	default under certain other debt exceeding an agreed amount;

•	bankruptcy and insolvency events;

•	notice of debarment, suspension or termination under a material government contract;

•	certain ERISA violations;

•	unstayed judgments in excess of an agreed amount;

•	failure of the subordinated note to be subordinated to the Term B Senior Credit Facility;

•	failure of any guarantee of the Term B Senior Credit Facility to be in effect;

•	failure of the security interests to be valid, perfected first priority security interests in the collateral;

•	failure of the Company to remain an S-corporation;

•	imposition on the ESOP Trust of certain taxes in excess of an agreed amount;

•	final determination that the ESOP is not a qualified plan;

•	incurrence of a civil or criminal liability in excess of $5 million of the Company or any subsidiary arising from a government investigation;

•	the actual termination of a material contract due to alleged fraud, willful misconduct, negligence, default or any other wrongdoing; or

•	change of control (as defined below).

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

Bridge Loan Agreement

On June 30, 2006, the Company entered into a Bridge Loan Agreement with Credit Suisse and borrowed $170 million (the Bridge Loan). Certain of the Company’s subsidiaries guaranteed the Bridge Loan Agreement. The Company used the proceeds from the Bridge Loan to pay part of the cost of acquiring the Anteon Contracts. On February 8, 2007, the Company used a majority of the proceeds of the issuance and sale of the Senior Unsecured Notes to repay all amounts outstanding under the Bridge Loan Agreement.

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

Exchange Offer; Registration Rights. In connection with the Senior Unsecured Notes, the Company filed a registration statement with the SEC with respect to a registered offer to exchange the Notes for publicly registered notes. The registration statement was declared effective on May 10, 2007 and the exchange offer closed on June 20, 2007, and all outstanding notes were exchanged for the publicly registered notes.

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

	6-Fiscal Year Period ($ In thousands)
	2008	2009	2010	2011	2012	2013	Thereafter

Bank revolving credit facility
- Interest(1)	$250	$250	$250	$250	$250	$250	$500
Senior Term Loan
- Interest(2)	16,448	16,910	17,592	17,983	18,441	6,671	—
- Principal(3)	2,474	2,474	2,474	2,474	2,474	233,134	—
Senior Unsecured Notes
- Interest	25,625	25,625	25,625	25,625	25,625	25,625	38,438
- Principal	—	—	—	—	—	—	250,000
Subordinated Note
- Interest	—	6,384	3,192	—	—	—	—
- Principal	—	27,352	27,352	—	—	—	—

Total cash - Pay interest	42,323	49,169	46,659	43,858	44,316	32,546	38,938
Total cash - Pay principal	2,474	29,826	29,826	2,474	2,474	233,134	250,000

Total	$44,797	$78,995	$76,485	$46,332	$46,790	$265,680	$288,938

(1)	The Company anticipates accessing, from time to time, its $50.0 million revolving credit facility to finance the Company’s ongoing working capital needs. The remaining term of the revolving credit facility is approximately two years; however, the Company expects to access a revolving credit facility as an on-going requirement to fund working capital. Interest expense value includes an estimate for the unused balance fee on the $50.0 million revolving credit facility and management’s estimate for interest payment on its revolving credit facility and any successor revolving credit facility the Company may access.

(2)	The projected average annual senior term loan balance the Company estimates will be drawn under the Term B Senior Credit Facility is as follows: $244.3 million, $241.8 million, $239.3 million, $236.8 million, and $234.4 million for fiscal years ending September 30, 2008 through 2012, respectively. The Company expects it will need to refinance the Term B Senior term loan before the end of fiscal year 2012 and expects interest expense to continue at levels similar to prior years. Based on an estimated LIBOR rate plus the Credit Suisse Eurodollar spread, the effective annual interest rate for fiscal years ending September 30, 2008 through 2012 is estimated to be approximately 6.7%, 7.0%, 7.4%, 7.6%, and 7.9%, respectively. The senior term loan matures February 6, 2013. Estimated interest expense includes an estimate for the commitment fee on the senior term loan.

(3)	The Term B Senior Credit Facility requires the Company to repay approximately 1.0 percent of the principal balance outstanding under the senior term loan annually. Approximately 6.0% of the principal will be paid during fiscal years 2008 through 2012 and the first quarter of fiscal year 2013 and the remaining principal balance will be repaid on February 6, 2013, the senior term loan maturity date. The table reflects the balance drawn of $245.5 million as of September 30, 2007, resulting in expected aggregate annual principal payments of approximately $2.5 million in each of fiscal years 2008 through 2012, approximately $0.6 million for the first quarter of fiscal year 2013, and the remaining principal balance of approximately $232.5 million on February 6, 2013. The Term B Senior Credit Facility also requires the Company to make mandatory prepayments of principal if the Company generates certain excess cash flow in a given fiscal year, issues or incurs certain debt or sells certain assets. As of September 30, 2007, no mandatory prepayments are due.

Contingent Obligations

Earn-outs and Hold-backs

The Company has earn-out and hold-back commitments related to the following acquisitions:

						Amount	Amount
Acquisition		Hold-	Maximum	Expiration	Basis of	paid in	to be paid in
Date	Business Unit	back	Earn-out	Date	Earn-outs	FY2007	FY2008 *

2/25/05	CATI	$—	$8.25M	9/30/07	Revenue for fiscal years 2005-2007	—	—
		—	1.50M	9/30/07	Revenue in commercial aviation industry	—	—
2/10/06	BMH	1.50M	6.00M	12/31/07	Revenue of business unit	$3.00M (earn-out)	—
$1.50M (hold-back)
2/24/06	WCI	1.50M	2.60M	9/30/07	Revenue of business unit	$1.25M (earn-out)	$0.98M (earn-out)
						$0.5M (hold-back)	$1.08 (hold-back)
5/19/06	MA&D	2.00M	4.10M	9/30/07	Revenue of business unit	$0.3M (hold-back)	$2.00M (hold-back)
7/20/07	LogConGroup	—	0.90M	9/30/13	Revenue of business unit	—

*	Amounts accrued as of September 30, 2007.

Other Contingent obligations which will impact the Company’s cash

Other contingent obligations which will impact the Company’s cash flow include:

•	obligations relating to deferred compensation programs for senior managers;

•	obligations related to the holder’s put rights associated with the Subordinated Note warrants;

•	obligations relating to the Company’s stock based compensation plans; and

•	repurchase obligations under the KSOP.

As of September 30, 2007, the Company has spent a cumulative total of $58.3 million to repurchase shares of its common stock in order to satisfy redemption obligations under the KSOP to former employees.

	Number of Shares		Total Value
Date	Repurchased	Share Price	Purchased
			(In thousands)

June 2003	5,248	$11.13	$58
July 2003	2,696	$11.13	$30
December 2003	50,031	$14.71	$736
May 2004	117	$16.56	$2
June 2004	727	$16.56	$12
June 2004	743	$16.56	$12
July 2004	48,309	$16.56	$800
December 2004	46,816	$19.94	$934
March 2005	5,691	$19.94	$113
June 2005	45,846	$29.81	$1,367

	Number of Shares		Total Value
Date	Repurchased	Share Price	Purchased
			(In thousands)

August 2005	1,090	$33.78	$37
September 2005	170,657	$33.78	$5,765
December 2005	211,537	$35.89	$7,592
June 2006	273,800	$37.06	$10,147
July 2006	32,420	$37.06	$1,201
August 2006	1,747	$37.06	$64
December 2006	2,243	$41.02	$92
January 2007	14	$41.02	$1
February 2007	160,020	$41.02	$6,564
March 2007	73	$41.02	$3
May 2007	238	$43.37	$10
June 2007	(2,549)	$40.88	$(104)
July 2007	276,877	$43.37	$12,008
August 2007	251,248	$43.37	$10,897
September 2007	15	$43.37	$1

Total			$58,342

The Company believes that cash flow from operations and cash available under its revolving credit facility will provide it with sufficient capital to fulfill its current business plan and to fund its working capital needs for at least the next 24 months. Although the Company expects to have positive cash flow from operations, it will need to generate significant additional revenues beyond its current revenue base and to earn net income in order to repay principal and interest on the indebtedness it assumed under the Term B Senior Credit Facility, Senior Unsecured Notes and the remaining outstanding indebtedness it incurred to fund the Transaction, and in order to satisfy the Company’s repurchase obligations.

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

	Payments Due by Fiscal Year
					2014 and
	Total	2008	2009-2011	2012-2013	After
	(In thousands)

Contractual Obligations:
Long-term debt(1)	$848,017	$44,797	$201,812	$312,470	$288,938
Lease Obligations	121,285	26,597	56,507	21,656	16,525

Total contractual obligations	$969,302	$71,394	$258,319	$334,126	305,463

(1)	Includes interest payments and forecasted debt obligations.

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

Contract costs on federal government contracts are subject to audit by the federal government and adjustment through negotiations between the Company and government representatives. The government considers Alion to be a major contractor and maintains an office on site to perform various audits. The government has audited all of the Company’s federal government contract indirect costs through fiscal year 2004. Indirect rates have been negotiated and settled through fiscal year 2003. The Company submitted its fiscal year 2005 and 2006 indirect expense rates to the government in March 2006 and 2007, respectively, and expects to submit its fiscal year 2007 indirect expense rates to the government in March 2008. The Company has recorded revenue on federal government contracts in amounts it expects to realize.

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

As of September 30, 2007, the Company has goodwill of approximately $395.9 million, subject to annual impairment review. As of September 30, 2007, the Company has a recorded net intangible asset balance of approximately $55.9 million, comprised primarily of purchased contracts which were acquired in connection with the Transaction and the ITSC, IPS, Countermeasures, METI, CATI, JJMA, BMH, WCI, MA&D and Anteon Contract acquisitions. The intangible assets have an estimated useful life of one to thirteen years and are amortized using the straight-line method.

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the expected impact from adopting this statement on its financial statements, but currently does not believe its adoption will have a significant impact on its financial position or results of operations.

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

In September 2006, the Securities Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108), Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 requires companies to quantify the impact of all correcting misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. This pronouncement was effective for the Company in fiscal 2007. SAB 108 did not have a material effect on the financial statements and related disclosures.

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

Interest rate risk

The Company’s exposure to interest rate risk is primarily due to the debt it incurred to finance the Transaction and the subsequent refinancing of a portion of that debt in August 2004 and additional financing undertaken by the Company in October 2004, April 2005, March 2006, June 2006, January 2007, February 2007, and July 2007. The balance drawn under the $50.0 million senior revolving credit facility bears interest at variable rates currently based on Credit Suisse’s (CS) prime rate plus a maximum spread of 225 basis points. The balance on the Senior Secured Term B Loan bears interest at variable rates currently tied to the Eurodollar rate. Such variable rates increase the risk that interest charges will increase materially if market interest rates increase.

The approximate impact of a 1% increase in the interest rate, as applied to principal balances drawn under the Senior Secured Term B Credit Facility would be $2.5 million, $2.5 million, $2.4 million, $2.4 million, and $2.4 million for years ending September 30, 2008 through 2012, respectively.

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

The value of those obligations would increase by approximately $4.3 million if the price of the Company’s stock were to increase by 10% and would decrease by approximately $4.3 million if the price of the Company’s stock were to decrease by 10%. Such changes would be reflected as a component of interest expense in the Company’s consolidated statements of operations.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Alion Science and Technology Corporation
McLean, Virginia:

We have audited the accompanying consolidated balance sheets of Alion Science and Technology Corporation and subsidiaries (the “Company”) as of September 30, 2007 and 2006, and the related consolidated statements of operations, shareholder’s equity (deficit), and cash flows for each of the two years ended September 30, 2007. Our audits also included the financial statement schedule for the years ended September 30, 2007 and 2006 listed in the Index at Item 15(b). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alion Science and Technology Corporation and subsidiaries as of September 30, 2007 and 2006, and the results of their operations and their cash flows for each of the two years ended September 30, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
December 21, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Alion Science and Technology Corporation:

We have audited the accompanying consolidated statements of operations, shareholder’s equity (deficit), and cash flows of Alion Science and Technology Corporation and subsidiaries (the Company) for the year ended September 30, 2005. In connection with our audit of the consolidated financial statements, we also have audited the consolidated financial statement schedule for the year ended September 30, 2005. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Alion Science and Technology Corporation and subsidiaries for the year ended September 30, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Chicago, Illinois
January 31, 2006

ALION SCIENCE AND TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,
	2007	2006
	(In thousands, except share and per share information)

Current assets:
Cash and cash equivalents	$11,684	$2,755
Accounts receivable, net	186,660	150,412
Stock subscriptions receivable	3,378	8,990
Prepaid expenses and other current assets	5,161	6,028

Total current assets	206,883	168,185
Property, plant and equipment, net	19,552	14,644
Intangible assets, net	55,659	75,403
Goodwill	395,926	387,927
Other assets	5,950	4,810

Total assets	683,970	650,969

Current liabilities:
Interest payable	12,111	240
Current portion, Term B Senior Credit Facility note payable	2,430	2,576
Current portion, acquisition obligations	4,832	11,457
Trade accounts payable	46,104	36,142
Accrued liabilities	33,238	26,661
Accrued payroll and related liabilities	43,702	35,135
Billings in excess of costs and estimated earnings on uncompleted contracts	2,059	2,163

Total current liabilities	144,476	114,374
Acquisition obligations, excluding current portion	—	3,568
Notes payable to bank	9,250	12,300
Term B Senior Credit Facility note payable, excluding current portion	238,356	252,100
Senior Unsecured Notes	243,483	—
Bridge loan payable	—	164,680
Subordinated note payable	51,313	46,963
Accrued compensation, excluding current portion	15,483	21,026
Accrued postretirement benefit obligations	1,175	3,722
Non-current portion of lease obligations	6,203	4,292
Redeemable common stock warrants	33,610	35,234

Total liabilities	743,349	658,259
Shareholder’s deficit:
Common stock, $0.01 par value, 8,000,000 shares authorized, 5,012,934 and 5,210,126 shares issued and outstanding at September 30, 2007 and September 30, 2006	50	52
Additional paid-in capital	82,512	91,829
Accumulated deficit	(141,941)	(99,171)

Total shareholder’s deficit	(59,379)	(7,290)

Total liabilities and shareholder’s deficit	$683,970	$650,969

See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2007	2006	2005
	(In thousands, except share and
	per share information)

Contract revenue	$737,587	$508,628	$369,231
Direct contract expense	562,139	381,467	267,241

Gross profit	175,448	127,161	101,990

Operating expenses:
Indirect contract expense	43,972	29,907	29,017
Research and development	2,379	2,025	498
General and administrative	58,886	58,093	43,602
Rental and occupancy expense	32,410	22,208	12,542
Depreciation and amortization	21,824	16,566	17,771
Bad debt expense	1,812	667	651

Total operating expenses	161,283	129,466	104,081

Operating income (loss)	14,165	(2,305)	(2,091)
Other income (expense):
Interest income	319	590	475
Interest expense	(51,226)	(29,691)	(38,696)
Loss on extinguishment on debt	(6,170)	—	—
Other	132	317	140

Total other expenses	(56,945)	(28,784)	(38,081)
Loss before income taxes	(42,780)	(31,089)	(40,172)
Income tax benefit (expense)	10	(26)	(66)

Net loss	$(42,770)	$(31,115)	$(40,238)

Basic and diluted loss per share	$(8.35)	$(6.19)	$(9.50)

Basic and diluted weighted average common shares outstanding	5,121,033	5,029,670	4,235,947

See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (DEFICIT)

			Additional
	Common	Common	Paid-in-	Treasury	Treasury	Accumulated
	Shares	Stock	Capital	Shares	Stock	Deficit	Total

Balances at October 1, 2004	3,376,197	$34	$37,532	—	$—	$(27,818)	$9,748
Purchase of common stock from ESOP Trust	(52,507)	—	—	52,507	(1,047)	—	(1,047)
Release of treasury shares to ESOP Trust	52,507	—	—	(52,507)	1,047	—	1,047
Issuance of common stock to ESOP Trust	1,944,300	19	56,710	—	—	—	56,729
Retirement of common stock from ESOP Trust	(170,657)	(2)	(5,763)	—	—	—	(5,765)
Net loss for year ended September 30, 2005	—	—	—	—	—	(40,238)	(40,238)

Balances at September 30, 2005	5,149,840	$51	$88,479	—	$—	$(68,056)	$20,474
Issuance of common stock to ESOP Trust	579,739	6	22,348	—	—	—	22,354
Retirement of common stock from ESOP Trust	(519,453)	(5)	(18,998)	—	—	—	(19,003)
Net loss for year ended September 30, 2006	—	—	—	—	—	(31,115)	(31,115)

Balances at September 30, 2006	5,210,126	$52	$91,829	—	$—	$(99,171)	$(7,290)
Issuance of common stock to ESOP Trust	493,740	5	20,260	—	—	—	20,265
Retirement of common stock from ESOP Trust	(690,932)	(7)	(29,577)	—	—	—	(29,584)
Net loss for year ended September 30, 2007	—	—	—	—	—	(42,770)	(42,770)

Balances at September 30, 2007	5,012,934	$50	$82,512	—	$—	$(141,941)	$(59,379)

See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net loss	$(42,770)	$(31,115)	$(40,238)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	21,824	16,566	17,771
Accretion of debt to face value	969	922	3,056
Amortization of debt issuance costs	2,768	1,669	840
Loss on extinguishment of debt	6,170	—	—
Postretirement benefits curtailment gain	(3,320)	—	—
Decrease (Increase) in value of interest rate cap agreement	413	(94)	(118)
Change in fair value of redeemable common stock warrants	(1,624)	4,287	23,730
Stock-based compensation	8,340	10,738	10,628
Other	(28)	(33)	(45)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(35,771)	(59,687)	12,078
Other assets	(773)	(1,316)	1,036
Trade accounts payable	10,229	22,192	1,438
Accrued liabilities	(12,194)	16,917	5,148
Interest payable	11,871	183	(386)
Other liabilities	5,960	3,093	202

Net cash (used in) provided by operating activities	(27,936)	(15,678)	35,140
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(14,751)	(279,196)	(74,591)
Capital expenditures	(10,687)	(5,227)	(2,233)
Purchase of investment securities	—	—	(1,193)

Net cash used in investing activities	(25,438)	(284,423)	(78,017)
Cash flows from financing activities:
Proceeds from Term B Senior Credit Facility note payable	40,000	118,000	94,000
Proceeds from Senior Unsecured Notes	250,000	—	—
(Repayment) proceeds of Bridge loan	(170,000)	170,000	—
Payment of debt issuance costs	(10,796)	(7,758)	(1,307)
Repayment of Term B Credit Facility note payable	(53,513)	(1,905)	(1,080)
Repayment of mezzanine note payable	—	—	(20,201)
Repayment of mezzanine warrants	—	(13,643)	—
Repayment of agreements with officers	—	—	(1,823)
(Payments) borrowings under revolving credit facility	(3,050)	12,300	—
Proceeds from interest rate cap agreement	360	—	—
Purchase of interest rate cap agreement	—	(44)	—
Purchase of shares of common stock from ESOP Trust	(6,656)	(19,003)	(8,160)
Cash received from issuance of common stock to Trust	15,958	7,131	14,509

Net cash provided by financing activities	62,303	265,078	75,938
Net increase (decrease) in cash and cash equivalents	8,929	(35,023)	33,061
Cash and cash equivalents at beginning of year	2,755	37,778	4,717

Cash and cash equivalents at end of year	$11,684	$2,755	$37,778

Supplemental disclosure of cash flow information:
Cash paid for interest	33,695	19,349	9,328
Cash paid for taxes	975	806	367
Non-cash financing activities:
Common stock issued to ESOP Trust in satisfaction of employer contribution liability	9,920	7,871	5,707
Common stock issued for acquisitions	—	—	37,250

See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Description and Formation of the Business

Alion Science and Technology Corporation and its subsidiaries (collectively, the Company or Alion) provides scientific, engineering and information technology expertise to research and develop technological solutions for problems relating to national defense, homeland security, and energy and environmental analysis. The Company provides these research and developmental services primarily to agencies of the federal government and, to a lesser extent, to commercial and international customers.

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

(2)  Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying audited consolidated financial statements include the accounts of Alion Science and Technology Corporation and its subsidiaries (collectively, the “Company” or “Alion”) and have been prepared in accordance with U.S. generally accepted accounting principles. The consolidated financial statements are prepared on the accrual basis of accounting and include the accounts of Alion and its wholly-owned subsidiaries from date of formation or acquisition. All inter-company accounts have been eliminated in consolidation. The wholly-owned subsidiaries are as follows:

•	Human Factors Application, Inc. (HFA) — acquired November 1998

•	Innovative Technology Solution Corporation (ITSC) — acquired October 2003

•	Alion — IPS Corporation (IPS) — acquired February 2004

•	Alion — METI Corporation (METI) — acquired February 2005

•	Alion — CATI Corporation (CATI) — acquired February 2005

•	Alion Canada (US) Corporation — established February 2005

•	Alion Science and Technology (Canada) Corporation — established February 2005

•	Alion — JJMA Corporation (JJMA) — acquired April 2005

•	Alion Technical Services Corporation (Virginia) — established July 2005

•	Alion — BMH Corporation (BMH) — acquired February 2006

•	Washington Consulting, Inc. (WCI) — acquired February 2006

•	Alion — MA&D Corporation (MA&D) — acquired May 2006

•	Alion Technical Services Corporation (Delaware) — established May 2006

•	Washington Consulting Government Services, Inc. — established July 2007

•	LogConGroup, Inc. (LogConGroup) — acquired July 2007

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

Reclassifications

Certain items in the 2006 and 2005 financial statements have been reclassified to conform to the current presentation.

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

Contract costs on federal government contracts are subject to audit by the federal government and to adjustment through negotiations between the Company and government representatives. The government considers Alion to be a major contractor and maintains an office on site to perform various audits. The government has audited all of the Company’s federal government contract indirect costs through fiscal year 2004. Indirect rates have been negotiated and settled through fiscal year 2003. The Company submitted its fiscal year 2005 and 2006 indirect expense rates to the government in March 2006 and 2007, respectively, and expects to submit its fiscal year 2007

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

indirect expense rates to the government in March 2008. The Company has recorded revenue on federal government contracts in amounts it expects to realize.

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related accumulated depreciation are deducted from the accounts, and the gain or loss is recognized in the consolidated statements of operations.

Goodwill and Other Intangibles

As required by SFAS 142, Goodwill and Other Intangible Assets, the Company reviews goodwill annually for impairment at the end of each fiscal year or if events or circumstances indicates potential impairment. The Company must recognize an impairment loss if, and to the extent that, goodwill exceeds fair value. The Company completed the fiscal year 2007 annual goodwill impairment analysis in the fourth quarter of fiscal year 2007. Based on this analysis, the Company concluded that no goodwill impairment exists as of September 30, 2007. Intangible assets are amortized primarily using the straight-line method over their estimated useful lives, as follows:

Purchased contracts	1 — 13 years
Internal use software and engineering designs	5 — 6 years
Non-compete agreements	2 — 3 years

Postretirement Benefits

The Company accounts for postretirement benefits other than pension in accordance with SFAS No. 106 Employers’ Accounting for Postretirement Benefits Other Than Pension and SFAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS 106 requires the cost to provide the benefits to be accrued over the employees’ period of active service. These costs are determined on an actuarial basis. Unrecognized actuarial gains and losses are amortized over the estimated average remaining service period for active employee plans and over the estimated average remaining life for retiree plans. SFAS 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. The Company curtailed the postretirement benefits plan at the end of fiscal year 2007. See footnote 5 for further discussion.

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the expected impact from adopting this statement on its financial statements, but currently does not believe its adoption will have a significant impact on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Where applicable, this Statement simplifies and codifies related guidance within generally accepted accounting principles (GAAP). This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently analyzing the expected impact from adopting this statement on its financial statements, but currently does not believe its adoption will have a significant impact on its financial position or results of operations.

In September 2006, the Securities Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108), Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 requires companies to quantify the impact of all correcting misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. This pronouncement was effective for the Company in fiscal 2007. SAB 108 did not have a material effect on the Company’s financial statements and related disclosures.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently analyzing the impact of adopting this statement on its financial statements, but currently does not believe its adoption will have a significant impact on its financial position or results of operations.

(3)	Business Combinations

Fiscal Year 2007 Acquisitions

Acquisition of LogConGroup, Inc.  On July 20, 2007, the Company acquired substantially all the assets of LogConGroup, Inc. for $1.7 million plus additional contingent earn out obligations over a six year period which cannot exceed $0.9 million. As of September 30, 2007, the Company has recorded approximately $1.6 million in goodwill relating to this acquisition. Pursuant to the requirements of SFAS No. 141, Business Combinations, the effect of the acquisition did not meet the criteria of a material and significant acquisition, and therefore, pro forma disclosures are not presented in these consolidated financial statements.

Fiscal Year 2006 Acquisitions

Acquisition of BMH Associates, Inc.  On February 10, 2006, the Company acquired 100 percent of the issued and outstanding stock of BMH, a provider of advanced software, systems engineering and distributed interactive simulations for military training and experimentation, for $20.0 million (less a $1.5 million hold back) plus additional contingent earn-out obligations over a two year period which can not exceed $6.0 million. As of

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2007, the Company has recorded approximately $19.2 million in goodwill relating to this acquisition.

Acquisition of Washington Consulting, Inc.  On February 24, 2006, the Company acquired 100 percent of the issued and outstanding stock of WCI, a provider of enterprise IT and management consulting solutions and services to commercial and government customers, for $18.0 million (less a $1.5 million hold back) plus additional contingent earn-out obligations over a two year period which can not exceed $2.6 million. As of September 30, 2007, the Company has recorded approximately $18.5 million in goodwill relating to this acquisition.

Acquisition of Micro Analysis and Design, Inc.  On May 19, 2006, the Company acquired 100 percent of the issued and outstanding stock of MA&D, a provider of human factors engineering, modeling and simulation and software development for approximately $16.9 million (less a $2.0 million hold back) plus additional contingent earn-out obligations over a two year period which can not exceed approximately $4.1 million. As of September 30, 2007, the Company has recorded approximately $14.5 million in goodwill relating to this acquisition.

Acquisition of certain assets of Anteon Corporation.  On June 30, 2006, the Company acquired from Anteon a group of assets consisting primarily of customer contracts for approximately $221.4 million. As of September 30, 2007, the Company has recorded approximately $50.0 million for purchased contracts and approximately $177.8 million in goodwill relating to this acquisition.

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

	Twelve Months Ended September 30, 2006			Twelve Months Ended September 30, 2005
		Anteon Pro	Alion Pro		Anteon	Alion Pro
	Alion	Forma	Forma	Alion	Pro Forma	Forma
	(In thousands, except share and per share information)

Pro Forma Revenue	$508,628	$191,362	$699,990	$369,231	$206,786	$576,017
Pro Forma Loss	$(31,115)	$(8,861)	$(39,976)	$(40,238)	$(15,952)	$(56,190)
Weighted Average Shares Outstanding	5,029,670	—	5,029,670	4,235,947	—	4,235,947
Loss Per Share	$(6.19)	$—	$(7.95)	$(9.50)	$—	$(13.27)

The acquired identifiable intangibles assets in these transactions were as follows:

	Estimated	Residual	Weighted Average Remaining
	Fair Value	Value	Amortization Period
	Amounts in Millions

Purchased contracts	$54.7	$—	4 years

Fiscal Year 2005 Acquisitions

Acquisition of Assets of Countermeasures, Inc.  On October 28, 2004, Alion purchased substantially all of the assets of Countermeasures, Inc. for approximately $2.4 million. At the time of acquisition, Countermeasures, Inc. had two employees and was located in Hollywood, Maryland. As of September 30, 2007, the Company has recorded approximately $1.4 million in goodwill relating to this acquisition.

Acquisition of ManTech Environmental Technology, Inc.  On February 11, 2005, Alion acquired 100 percent of the outstanding stock of METI, an environmental and life sciences research and development company for approximately $7.0 million in cash. METI was headquartered in Research Triangle Park, NC. As of September 30, 2007, the Company has recorded $5.6 million in goodwill related to this acquisition.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition of Carmel Applied Technologies, Inc.  On February 25, 2005 Alion acquired 100 percent of the outstanding stock of CATI, a flight training software and simulator development company, for approximately $7.3 million in cash. The transaction is subject to an earn-out provision not-to-exceed a cumulative amount of $8.25 million based on attaining certain cumulative revenue goals for fiscal years 2005, 2006, and 2007, and a second earn-out provision not-to-exceed $1.5 million for attaining certain revenue goals in the commercial aviation industry. As of September 30, 2007, the Company has recorded $13.9 million in goodwill related to this acquisition.

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

	Twelve Months Ended September 30, 2005
		JJMA Pro	Alion Pro
	Alion	Forma	Forma
	(In thousands, except share and per share information)

Pro Forma Revenue	$369,231	$51,103	$420,334
Pro Forma Loss	$(40,238)	$(17,524)	$(57,762)
Weighted Average Shares Outstanding	4,235,947	671,753	4,907,700
Loss Per Share	$(9.50)	$—	$(11.77)

The acquired identifiable intangibles assets in these fiscal year 2005 transactions were as follows:

			Weighted Average
	Estimated	Residual	Remaining
	Fair Value	Value	Amortization Period
	Amounts in Millions

Purchased contracts	$28.0	$—	11 years
Internal use software and designs	0.9	—	3 years
Not to Compete Agreements	0.7	—	0 years

Total	$29.6	$—	11 years

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

The Company sponsors a medical benefits plan providing certain medical, dental, and vision coverage to eligible employees and former employees. The Company is self-insured with a stop-loss limit under an insurance agreement. The Company provides postretirement medical benefits for employees who meet certain age and service requirements. Retiring employees may become eligible for those benefits at age 55 if they have 20 years of service, or at age 60 with 10 years of service. The plan provides benefits until age 65 and requires employees to pay one-quarter of their health care premiums. A small, closed group of employees is eligible for coverage after age 65. These retirees contribute a fixed portion of the health care premium. The estimated contribution to premiums from retirees is an aggregate of $125,000 for fiscal year 2008. There were no plan assets as of September 30, 2007 and 2006. The Company uses a September 30 measurement date.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Curtailment.  The plan was effectively amended as of September 30, 2007. The amendment eliminates future benefits for those retiring after December 31, 2007. It also requires pre-65 retirees to pay the full expected cost of benefits starting January 1, 2009. No changes were made to the grandfathered group with lifetime coverage. Under paragraph 96 of SFAS 106, the plan amendment qualifies as a curtailment. The financial recognition of a curtailment occurs in two steps. First, the balance of the Unrecognized Prior Service Cost is recognized as a loss. Second, the excess of the decrease in Accumulated Postretirement Benefit Obligation over the balance of Unrecognized Actuarial Loss is recognized as a curtailment gain. The impact of the two components resulted in a net curtailment gain of approximately $3.3 million for the year ended September 30, 2007, which is included in general and administrative expense.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized as Accumulated Other Comprehensive Income (Loss), net of tax effects, until they are amortized as a component of net periodic benefit cost. As of September 30, 2007, no Accumulated Other Comprehensive Income (Loss) was recognized.

The following tables show the benefit obligation, funded status of the Company’s Plan, amounts recognized in the financial statements, and the principal weighted-average assumptions used:

	2007	2006
	(In thousands)

Accumulated postretirement benefit obligation as of September 30:
Retirees	$1,053	$2,364
Fully eligible active plan participants	122	1,833
Other active plan participants	—	4,837

	$1,175	$9,034

	2007	2006
	(In thousands)

Reconciliation of beginning and ending benefit obligation:
Benefit obligation at beginning of year	$9,034	$3,583
Service cost	454	246
Interest cost	531	239
Actuarial (gain) loss	(321)	4,312
Plan amendment	(7,840)	1,014
Benefits paid	(683)	(360)

Benefit obligation at end of year	$1,175	$9,034

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2007	2006
	(In thousands)

Funded status of the plan:
Obligation at September 30	$(1,175)	$(9,034)
Unrecognized prior service cost	—	1,014
Unrecognized net actuarial loss	—	4,298

Accrued postretirement benefits included in the consolidated balance sheet	$(1,175)	$(3,722)

Amounts recognized in the statement of financial position consist of:
Current assets	$—	$—
Noncurrent assets	—	—
Current liabilities	—	—
Noncurrent liabilities	1,175	3,722

	$1,175	$3,722

	2007	2006
	(In thousands)

Components of net periodic postretirement benefit cost:
Service cost	$454	$246
Interest cost	531	239
Amortization of unrecognized prior service cost	140	—
Amortization of unrecognized net actuarial loss	331	40
Net curtailment gain	(3,320)	—

Net periodic postretirement benefit cost	$(1,864)	$525

Amounts recognized as changes in Accumulated Other Comprehensive Income (Loss) arising from a defined benefit plan but not yet included in net periodic postretirement benefit cost:

	2007	2006
(In thousands)

Net loss (gain)	$—	N/A
Prior service cost (credit)	—	N/A
Transition obligation	—	N/A

	$—	N/A

Estimated amounts of net loss and transition obligation to be recognized into net periodic postretirement benefit cost over the next fiscal year are $0 and $0, respectively.

The weighted-average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also the net periodic benefit costs.

	2007	2006

Accumulated post retirement benefit obligation at September 30	6.15%	5.75%
Service and interest cost portions of net periodic postretirement benefit cost	5.75%	5.25%

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table displays the assumed health care trends used to determine the accumulated postretirement benefit obligation:

	2007	2006

Health care cost trend rate assumed for next year	10.0%	11.0%
Rate to which the cost trend rate is assumed to decline (ultimate trend rates)	6.0%	5.0%
Year the rate reaches the ultimate trend rate	2016	2018

A one-percentage-point change in assumed health care cost trend rates would have the following effect:

	One-Percentage-	One-Percentage-
	Point Increase	Point Decrease
	(In thousands)

Effect on total service and interest cost	$97	$85
Effect on accumulated postretirement benefit obligation	$32	$30

Estimated future benefit payments-fiscal years ending September 30:

(In thousands)

2008	$667
2009	59
2010	60
2011	61
2012	61
2013-2017	273

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

(6)  Loss Per Share

Basic and diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding which excludes the impact of warrants and stock appreciation rights described herein as this impact would be anti-dilutive for all periods presented.

(7)  Shareholder’s Equity (Deficit)

The Company’s common stock is owned by the ESOP Trust. The Company provides a put option to any participant or beneficiary who receives a distribution of common stock which permits the participant or beneficiary to sell such common stock to the Company during certain periods, at the estimated fair value price per share, which was at $40.05 per share as of September 30, 2007. The estimated fair value price per share is determined based upon a valuation performed by an independent, third-party firm. The Company may allow the ESOP Trust to purchase shares of common stock tendered to the Company under the put option. Certain participants have the right to sell their shares distributed from their accounts that they acquired on December 22, 2002 at the greater of the original share purchase price ($10.00) or the estimated fair value price per share of common stock.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)  Accounts Receivable

Accounts receivable at September 30 consisted of the following:

	2007	2006
	(In thousands)

Billed receivables	$126,430	$106,310
Unbilled receivables:
Amounts currently billable	40,539	36,548
Revenues recorded in excess of milestone billings on fixed price contracts	2,059	5,591
Revenues recorded in excess of estimated contract value or funding	17,661	3,354
Retainages and other amounts billable upon contract completion	5,243	2,570
Less: Allowance for doubtful accounts	(5,272)	(3,961)

Total Accounts Receivable	$186,660	$150,412

Revenues recorded in excess of milestone billings are not yet contractually billable. Amounts currently billable consist principally of amounts to be billed within the next year. Indirect cost rates in excess of provisional billing rates on U.S. government contracts are generally billable at actual rates shortly after the end of each fiscal year. Any remaining unbilled balance including retainage is billable upon contract completion or completion of Defense Contract Audit Agency audits. Revenues recorded in excess of contract value or funding are billable upon receipt of contractual amendments or other modifications. Costs and estimated earnings in excess of billings on uncompleted contracts totaled approximately $65.5 million as of September 30, 2007 and included approximately $17.7 million for customer-requested work for which the Company had not received contracts or contract modifications. Unbilled receivables are expected to be billed and collected within one year except for $5.2 million at September 30, 2007.

(9)  Property, Plant and Equipment

Property, Plant and Equipment at September 30 consisted of the following:

	2007	2006
	(In thousands)

Leasehold improvements	$7,212	$2,709
Equipment and software	31,388	25,188

Total cost	38,600	27,897
Less-accumulated depreciation and amortization	19,048	13,253

Net Property, Plant and Equipment	$19,552	$14,644

Depreciation and leasehold amortization expense for fixed assets was approximately $5.7 million, $5.8 million and $4.4 million for years ended September 30, 2007, 2006, and 2005 respectively.

(10)  Goodwill and Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and other Intangible Assets, which requires that goodwill be reviewed at least annually for impairment. The Company performs this review at the end of each fiscal year.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the carrying amount of goodwill during the years ended September 30, 2007 and 2006, in the aggregate, are summarized in the following table:

Total
(In thousands)

Balance as of October 1, 2005	$163,419
Goodwill acquired during the year	223,412
Adjustment to initial allocation (includes earn out obligations)	1,096

Balance as of September 30, 2006	$387,927
Goodwill acquired during the year	1,594
Adjustment to initial allocation (includes earn out obligations)	6,405

Balance as of September 30, 2007	395,926

Intangible assets consist primarily of contracts purchased in connection with the acquisitions of JJMA, IPS, METI, BMH, WCI and MA&D and the contracts the Company acquired from Anteon Corporation (Anteon Contracts). The components of intangible assets as of September 30, 2007 are as follows:

		Accumulated
	Gross	Amortization	Net
	(In thousands)

Purchased contracts	$78,995	$(24,772)	$54,223
Internal use software and engineering designs	2,155	(790)	1,365
Non-compete agreements	75	(4)	71

Total	$81,225	$(25,566)	$55,659

The weighted-average remaining amortization period of intangible assets was approximately seven years at September 30, 2007. Amortization expense was approximately $16.1 million, $10.8 million, and $13.4 million for the years ended September 30, 2007, 2006, and 2005 respectively. Estimated aggregate amortization expense for the next five years and thereafter is as follows:

(In thousands)
For the year ended September 30:
2008	$14,490
2009	12,487
2010	10,985
2011	6,843
2012	5,767
Thereafter	5,087

$55,659

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

•	In April 2005, the first amendment to the Term B Senior Credit Facility (Amendment One) made certain changes to the Term B Senior Credit Facility and added $72.0 million in term loans to the Company’s total Term B Senior Credit Facility debt.

•	In March 2006, the second amendment to the Term B Senior Credit Facility (Amendment Two) made certain changes to the Term B Senior Credit Facility and increased the term loan commitment by $68.0 million, of which the full $68.0 million had been drawn down by the Company as of June 30, 2007, and increased the revolving credit commitment from $30.0 million to $50.0 million.

•	On June 30, 2006, the third amendment to the Term B Senior Credit Facility (Amendment Three) made certain changes to the Term B Senior Credit Facility and added $50.0 million in term loans to the Company’s total Term B Senior Credit Facility debt.

•	On January 4, 2007, the fourth increment to the Term B Senior Credit Facility (Increment Four) added $15.0 million in term loans to the Company’s total Term B Senior Credit Facility debt.

•	On February 6, 2007, the fourth amendment to the Term B Senior Credit Facility (Amendment Four) made certain changes to the Term B Senior Credit Facility, including (i) extending the maturity date of the senior term loans to February 6, 2013, (ii) adjusting the principal repayment schedule to require one balloon principal repayment at maturity, and (iii) adding an incurrence test as an additional condition to the Company’s ability to incur permitted indebtedness.

•	On July 17, 2007, the fifth increment to the Term B Senior Credit Facility (Increment Five) added $25.0 million in term loans to the Company’s Term B Senior Credit Facility.

The Term B Senior Credit Facility consists of:

•	a senior term loan, which is comprised of the following balances:

	September 30,	September 30,
	2007	2006
	(In thousands)

Senior term loan	$245,502	$259,015
Less: Unamortized debt issuance costs	(4,716)	(4,339)

Term B Senior Credit Facility Note Payable	$240,786	$254,676
Less: current maturities, net of unamortized debt issue costs	(2,430)	(2,576)

Term B Senior Credit Facility Note Payable, less current maturities	$238,356	$252,100

•	a $50.0 million senior revolving credit facility under which approximately $9.3 million was outstanding as of September 30, 2007, and approximately $3.9 million of which was allocated for letters of credit and as such is not available to be borrowed; and

•	a $110.0 million uncommitted incremental term loan “accordion” facility.

The Term B Senior Credit Facility requires the Company to repay one percent of the principal balance of the senior term loan during each of the first eight years (fiscal years 2005 through 2012) and the first quarter of fiscal year 2013 in equal quarterly principal installments and the remaining principal balance outstanding during the ninth and final year (2013) in one principal installment. Through the quarter ending December 31, 2012, the Company is

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

currently obligated to pay quarterly principal installments of approximately $0.6 million. On February 6, 2013, the senior term loan maturity date, the Company is obligated to pay a principal installment of $232.5 million.

Under the senior revolving credit facility, the Company may request up to $40.0 million in letters of credit and may borrow up to $5.0 million in swing line loans for short-term borrowing needs. The Company must pay all principal obligations under the senior revolving credit facility in full no later than August 2, 2009.

The Company may prepay all or any portion of its senior term loan in minimum increments of $1.0 million, generally without penalty or premium, except for customary breakage costs associated with pre-payment of Eurodollar-based loans. If the Company issues certain permitted debt, or sells, transfers or disposes of certain assets, it must use all net proceeds to repay any Term B loan amounts outstanding. If the Company has excess cash flow for any fiscal year, it must use 50% of the net proceeds or excess cash flow to repay Term B loan amounts outstanding. If the Company’s leverage ratio is less than 2 to 1, it must use 25% of net proceeds or excess cash flow to repay Term B loan amounts outstanding.

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

Use of Proceeds.  In March 2006, the Company borrowed $32.0 million, used approximately $16.5 million to pay part of the WCI acquisition price, and paid approximately $13.6 million to redeem the mezzanine warrants held by IIT and the Company’s Chief Executive Officer. In May 2006, the Company borrowed $15.0 million to pay part of the MA&D acquisition price. On June 30, 2006, the Company borrowed $71.0 million to pay part of the Anteon Contracts acquisition price. On January 4, 2007, the Company borrowed $15.0 million in additional term loans to pay down a portion of the outstanding balance on the senior revolving credit facility. On July 17, 2007, the Company borrowed $25.0 million of incremental term loans under Increment Five to pay down a portion of the outstanding balance on the senior revolving credit facility.

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

*Senior Term Loan.  The Company was entitled to elect that interest be payable on the Company’s senior term loan at an annual rate equal to either: 1) the applicable alternate base interest rate charged by Credit Suisse plus a 175 basis point spread or 2) the Eurodollar rate plus a 275 basis point spread. As of February 6, 2007, the spread associated with the alternate base interest rate charged by Credit Suisse from time to time was lowered to 150 basis points, and the spread associated with the Eurodollar rate in effect from time to time was lowered to 250 basis points.

*Senior Revolving Credit Facility.  The Company was also entitled to elect that the senior revolving credit facility bear interest at an annual rate dependent on the Company’s leverage ratio and whether the Company made a

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Eurodollar or an alternate base borrowing. The alternate base rate is the greater of Credit Suisse’s prime rate or the federal funds effective rate, plus additional basis points corresponding to the Company’s leverage ratio at the time.

On April 1, 2005, the Company chose to have the senior term loan bear interest at the Eurodollar rate and the senior revolving credit facility bear interest at the ABR rate based on Credit Suisse’s prime rate. As of September 30, 2007, the Eurodollar rate on the senior term loan was 7.73 percent (5.23 percent plus 2.50 percent Eurodollar spread) and the ABR rate was 9.25 percent (7.75 percent plus 1.50 percent spread).

Interest Rate Cap Agreements.  The Company has three interest rate cap agreements in place with its senior lenders. The interest rate cap agreements limit the floating component of the Company’s total interest rate but do not affect leverage ratio based spreads. The Company’s effective interest rate on notional principal in each cap agreement is the sum of the limited floating component plus the applicable spread, which is determined by the Term B Senior Credit Facility. The three interest rate cap agreements expired on September 30, 2007.

Other Fees and Expenses.  Each quarter the Company is required to pay a commitment fee of 50 basis points per year on the prior quarter’s daily, unused balance of the revolving credit facility and senior term loan commitment. As of September 30, 2007, the Company had approximately $9.3 million outstanding on the revolving credit facility and approximately $3.9 million was allocated for letters of credit; and the senior term loan was fully utilized. For the year ended September 30, 2007, the Company paid approximately $125,000 in commitment fees for the revolving credit facility and no commitment fee for the senior term loan.

The Company is also required to pay an annual agent’s fee and a fronting fee not to exceed 25 basis points for each letter of credit issued under the revolving credit facility. Interest is due quarterly in arrears at the applicable revolving credit facility rate for all outstanding letters of credit.

Financial Covenants.  The Term B Senior Credit Facility requires the Company to meet certain financial performance measures typical of commercial loans of this type including senior secured leverage and interest coverage ratios. The Term B Senior Credit Facility includes other covenants that restrict the Company’s ability to take certain actions without the prior consent of senior lenders who extended a majority of the outstanding term loans. As of September 30, 2007, the Company was in compliance with the Term B Senior Credit Facility covenants.

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Exchange Offer; Registration Rights.  In connection with the Senior Unsecured Notes, the Company filed a registration statement with the SEC with respect to a registered offer to exchange the Notes for publicly registered notes. The registration statement was declared effective on May 10, 2007 and the exchange offer closed on June 20, 2007, and all outstanding notes were exchanged for the publicly registered notes.

Bridge Loan

On June 30, 2006, the Company entered into a Bridge Loan agreement with Credit Suisse and borrowed $170.0 million, which was used to pay part of the cost of acquiring the Anteon Contracts. In February 2007, the Company repaid the $170.0 million balance under the Bridge Loan Agreement. The net carrying value of the Bridge Loan prior to pay-off was $163.8 million. The Company determined that the pay-off of the Bridge Loan was a debt extinguishment and recognized as a loss on extinguishment of debt of $6.2 million for the year ended September 30, 2007.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Payable

Interest Payable consisted of the following balances:

	September 30,	September 30,
	2007	2006
	(In thousands)

Senior Unsecured Notes	$4,271	$—
Term B Senior Credit Facility Note Payable	7,840	137
Bridge loan payable	—	103

Total	$12,111	$240

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

As of September 30, 2007, the remaining fiscal year principal repayments (at face amount before debt discount) for outstanding indebtedness are as follows:

	2008	2009	2010	2011	2012	2013	Thereafter	Total
	(In thousands)

Senior Secured Term B Loan(1)	$2,474	$2,474	$2,474	$2,474	$2,474	$233,134	$—	$245,504
Senior Unsecured Notes(2)	—	—	—	—	—	—	250,000	250,000
Subordinated Seller Note(3)	—	19,950	19,950	—	—	—	—	39,900
Subordinated Paid in Kind Note(4)	—	7,402	7,402	—	—	—	—	14,804

Total Principal Payments	$2,474	$29,826	$29,826	$2,474	$2,474	$233,134	$250,000	$550,208

(1)	The table does not reflect any prepayments of the Term B Senior Credit Facility based on excess cash flow or other conditions as the timing and amount of any such payments are uncertain. The approximate $240.8 million on the face of the balance sheet (current and long-term portion) includes, as of September 30, 2007, approximately $4.7 million of unamortized debt issue costs (which initially totaled approximately $12.3 million). The Company expects that it will need to refinance the Term B Senior term loan before the end of fiscal year 2012.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	The table reflects the issuance of $250.0 million of Senior Unsecured Notes on February 8, 2007. The principal amount of $250.0 million is due and payable on February 1, 2015.

(3)	Repayment of $39.9 million for the face value of the Subordinated Note in two equal payments of $19.95 million in years 2009 and 2010. The $39.9 million includes, as of September 30, 2007, approximately $2.9 million of unamortized debt discount assigned to fair value of the detachable warrants. On December 20, 2002, approximately $7.1 million was assigned as the fair value of the warrants in accordance with Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially settled in, a Company’s Own Stock.

(4)	During the eight-year term of the Subordinated Note, approximately $14.8 million of principal accretes to the note and is included in the principal payments in fiscal years 2009 and 2010. The principal, together with the outstanding balance of the PIK notes will be due and payable in equal amounts at the end of fiscal years 2009 and 2010.

(12)	Redeemable Common Stock Warrants

In connection with the issuance of the Subordinated Note described in Note 11, the Company issued 1,080,437 detachable redeemable common stock warrants (the Warrants) to IITRI. IITRI subsequently transferred all of its rights, title and interest in the warrants to IIT. The Subordinate Note Warrants have an exercise price of $10 per share and are exercisable until December 20, 2010. The Warrants permit the holders to sell warrants to the Company, at predetermined times, at the then current fair value of the common stock less the exercise price. The Warrants are classified as debt instruments in accordance with Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. The Company recorded the initial $10.3 million estimated fair value of the Warrants as a discount to the face value of the notes issued and as a liability. The outstanding Warrants had an estimated fair value of $33.6 million as of September 30, 2007. The Company recognizes interest expense for changes in the estimated fair value of the Warrants.

(13)	Leases

Future minimum lease payments under non-cancelable operating leases for buildings, equipment and automobiles at September 30, 2007 are set out below. Under these operating leases, the Company subleased some excess capacity to subtenants under non-cancelable operating leases. In connection with the IPS, METI, and JJMA acquisitions, the Company assumed operating leases at above-market rates and recorded a loss accrual of approximately $4.9 million based on the estimated fair value of the lease liabilities assumed; which is being amortized over the lease terms. The remaining unamortized accrued loss related to these acquisitions was $1.5 million at September 30, 2007. In connection with the IPS acquisition, the Company also acquired a related sub-lease pursuant to which it receives above-market rates. Based on the estimated fair value of the sublease, the Company recognized an asset of $0.6 million which is being amortized over the lease term. The remaining asset value was $0.2 million at September 30, 2007.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lease Payments for Fiscal Years Ending	(In thousands)

2008	26,597
2009	23,357
2010	17,632
2011	15,518
2012	10,994
And thereafter	27,187

Gross lease payments	121,285
Less: non-cancelable subtenant receipts	(3,819)

Net lease payments	117,466

Composition of Total Rent Expense
(In thousands)

	September 30,
	2007	2006	2005

Minimum rentals	$28,072	$20,624	$16,915
Less: Sublease rental income	1,949	2,138	1,793

Total rent expense, net	$26,123	$18,486	$15,122

(14)	Stock Appreciation Rights

2002 SAR Plan

In November 2002, the Board of Directors adopted the Alion Science and Technology Corporation 2002 Stock Appreciation Rights (SAR) Plan (the 2002 SAR Plan).

Amendment #1. In November 2004, the Board of Directors amended the 2002 SAR Plan to provide that, on or after October 3, 2004, there would be no further grants under the 2002 SAR Plan.

Vesting. Grants made prior to October 3, 2004 remain in force. Outstanding SAR awards cannot exceed the equivalent of 10% of the Company’s outstanding shares of common stock on a fully diluted basis. A grantee has the right to receive payment for vested SARs equal to the difference between the appraised value of a share of Alion common stock as of the grant date and the appraised value of a share of Alion common stock as of the exercise date based on the most recent valuation of common stock held by the ESOP Trust. Grants to employees vest at 20% per year; grants to members of the Company’s Board of Directors vest ratably over each member’s then-current term of office.

Amendment #2. In November 2005, the Board of Directors amended the 2002 SAR plan to eliminate the timely exercise requirement for an employee to receive payment for vested SARs and to permit employees to make two separate one-time elections, 1) to receive payment for SARs as they vest each year or when fully vested and 2) to receive payment for SARs already vested.

As of September 30, 2007, the Company has granted 236,400 SARs under the 2002 SAR Plan.

2004 SAR Plan

On January 13, 2005, the Company’s Board of Directors adopted a second SAR plan, the Alion Science and Technology Corporation 2004 Stock Appreciation Rights Plan (the 2004 SAR Plan), to comply with the deferred compensation provisions of the American Jobs Creation Act of 2004. The 2004 SAR Plan has a 10-year term and

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

permits grants to Alion directors, officers, employees and consultants. Under the 2004 SAR Plan, the chief executive officer has the authority to award SARs, as he deems appropriate; however, awards to executive officers are subject to the approval of the administrative committee of the 2004 SAR Plan. Outstanding SAR awards cannot exceed the equivalent of 12% of the Company’s outstanding shares of common stock on a fully diluted basis. Awards to employees vest ratably over four years and awards to directors vest ratably over each director’s term of service. The 2004 SAR Plan contains a provision for accelerated vesting in the event of death, disability or a change in control of the Company.

Vesting. A grantee has the right to receive payment for vested SARs equal to the difference between the appraised value of a share of Alion common stock as of the grant date and the appraised value of a share of Alion common stock as of the exercise date per the most recent valuation of the common stock held by the ESOP Trust. For SARs granted under the 2004 SAR Plan before November 9, 2005 and outstanding when a change in control of the Company occurs, payment is based on the number of SARs multiplied by the share price at the date of the change in control (or earlier valuation, if higher).

Amendment. In November 2005, the Board of Directors amended the 2004 SAR Plan to permit employees to make a one-time election to receive payment for SARs as they vest each year or when fully vested and to eliminate the timely exercise requirement for an employee to receive payment for vested SARs. As of September 30, 2007, the Company has granted under the 2004 SAR Plan, 809,515 SARs, of which 673,288 SARs remain outstanding.

For the years ended September 30, 2007, 2006, and 2005 the Company recognized approximately $1.2 million, $3.0 million, and $3.7 million, respectively, in compensation expense associated with the two SAR plans.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below sets out the disclosures and the assumptions used to value a share of Alion common stock and the Company’s grants of stock appreciation rights as of September 30, 2007. For grants issued prior to October 1, 2006, the Company uses the intrinsic value method to recognize compensation expense. For grants issued on or after October 1, 2006, the Company uses a Black-Scholes-Merton option pricing model to recognize compensation expense pursuant to SFAS No. 123(R) Share-Based Payment. The Company uses the fair market value of a share of its common stock to recognize expense for all grants; therefore no additional disclosures are required for these grants. There is no established public trading market for Alion’s common stock. The Trust is the only holder of our common stock. The Company uses an independent third party valuation firm to determine the fair market value of a share of Alion common stock. Alion does not expect to pay any dividends on its common stock. The terms of the Term B Senior Credit Facility, the Indenture and the Subordinated Note impose certain limitations on the payment of dividends. The Company currently intends to retain future earnings, if any, for use in the operation of its business.

Alion Science and Technology Corporation
Stock-based Compensation Disclosures per FAS 123 and FAS 123R
Stock Appreciation Rights
As of September 30, 2007

	Shares	Shares	Total							Vested
	Granted to	Granted to	Shares	Exercise	Outstanding	Outstanding				at	Exercisable
Date of Grant	Employees	Directors	Granted	Price	at 9/30/06	at 9/30/07	Forfeited	Exercised	Expired	9/30/07	at 9/30/07

December 2002	64,250	—	64,250	$10.00	47,785	38,505	1,985	7,295	—	30,100	15,350
December 2002	—	29,400	29,400	$10.00	—	—	—	—	—	—	—
May 2003	300	—	300	$11.13	240	90	60	90	—	90	90
June 2003	300	—	300	$11.13	300	—	120	180	—	—	—
November 2003	129,550	—	129,550	$14.71	100,466	81,721	5,508	13,237	—	45,191	13,123
November 2003	—	12,600	12,600	$14.71	2,800	—	—	2,800	—	—	—
November 2004	—	12,600	12,600	$19.94	12,600	8,400	—	4,200	—	4,200	4,200
February 2005	164,750	—	164,750	$19.94	135,588	109,800	11,525	14,263		49,100	—
March 2005	2,000	—	2,000	$19.94	2,000	2,000	—	—	—	1,000	—
April 2005	33,000	—	33,000	$29.81	27,500	24,000	1,000	2,500	—	10,000	—
June 2005	2,000	—	2,000	$29.81	2,000	2,000	—	—	—	1,000	—
December 2005	276,675	—	276,675	$35.89	257,900	229,288	24,024	4,588	—	58,588	—
February 2006	13,000	—	13,000	$35.89	10,250	10,250	—	—	—	2,563	—
February 2006	7,500	—	7,500	$35.89	7,500	5,000	1,875	625	—	1,250	—
May 2006	7,000	—	7,000	$37.06	7,000	7,000	—	—	—	1,750	—
July 2006	15,000	—	15,000	$37.06	15,000	15,000	—	—	—	3,750	—
August 2006	1,250	—	1,250	$37.06	1,250	1,250	—	—	—	313	—
December 2006	239,290	—	239,290	$41.02	—	225,600	13,190	500	—	—	—
February 2007	33,450	—	33,450	$41.02	—	31,700	1,750	—	—	—	—
September 2007	2,000	—	2,000	$43.37	—	2,000	—	—	—	—	—

Total	989,315	54,600	1,045,915		630,179	793,604	61,037	50,278	—	208,895	32,763

Wtd Avg Exercise Price	$29.99	$13.38	$29.12		$26.39	$31.55	$31.21	$19.14	$—	$23.13	$13.16

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Alion Science and Technology Corporation
Stock-based Compensation Disclosures per FAS 123 and 123R
Stock Appreciation Rights
As of September 30, 2007

				Remaining
	Risk Free		Expected	Life
Date of Grant	Interest Rate	Volatility	Life	(months)

December 2002	4.06%-4.49%	60%	5 yrs	4.3
December 2002	4.06%-4.49%	60%	3 yrs	0.0
May 2003	2.70%-3.30%	55%	5 yrs	9.7
June 2003	2.70%-3.30%	55%	5 yrs	10.5
November 2003	4.06%-4.49%	60%	5 yrs	16.1
November 2003	4.06%-4.49%	60%	3 yrs	0.0
November 2004	3.10%-3.60%	45%	3 yrs	4.3
February 2005	3.10%-3.60%	45%	4 yrs	18.7
March 2005	3.10%-3.60%	45%	4 yrs	19.8
April 2005	4.10%-4.20%	45%	4 yrs	20.7
June 2005	4.10%-4.20%	45%	4 yrs	22.9
December 2005	4.20%-4.20%	40%	4 yrs	29.5
February 2006	4.20%-4.20%	40%	4 yrs	31.2
February 2006	4.20%-4.20%	40%	4 yrs	31.7
May 2006	4.82%-4.83%	35%	4 yrs	34.5
July 2006	4.82%-4.83%	35%	4 yrs	35.9
August 2006	4.82%-4.83%	35%	4 yrs	37.8
December 2006	4.54%-4.58%	35%	4 yrs	41.7
February 2007	4.54%-4.58%	35%	4 yrs	43.8
September 2007	4.54%-4.54%	35%	4 yrs	47.1

Wtd Avg Remaining Life (months)				26.0

(15)	Phantom Stock Plans

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Vesting.  The Initial Phantom Stock Plan contains provisions for acceleration of vesting and payouts in connection with an employee’s death, disability, involuntary termination of employment without cause or a change in control of the Company. As of September 30, 2007, under the Initial Phantom Stock Plan, the Company had granted 223,685 shares of phantom stock. The phantom stock awards vest according to the following:

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

Vesting.  Performance share awards vest three years from date of grant (unless otherwise provided in an individual award agreement) and retention share awards vest as specified in each individual award agreement, provided the grantee is still employed by the Company. Under limited circumstances, a grantee may defer an award payout beyond the original date. The Second Phantom Stock Plan contains provisions for acceleration of vesting and payouts in connection with an employee’s death, disability, involuntary termination of employment without cause or a change in control of the Company. In November 2005, the Board of Directors amended both the Initial Phantom Stock Plan and the Second Phantom Stock Plan to permit employees to make a one-time election for either or both plans to receive payment for phantom shares as they vest each year or when fully vested. As of September 30, 2007, the Company has granted 294,148 shares of retention phantom stock and 213,215 shares of performance phantom stock under the Second Phantom Stock Plan.

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Vesting.  Grants under the Director Phantom Stock Plan vest in one-third increments each year for three years from the date of the award. Vesting of an award accelerates upon a grantee’s death or disability or upon a change of control of the Company. Before each award is granted (or within 30 days of the grant date for individuals who become a director on the grant date), a director may elect whether to receive payment for phantom shares as they vest, or when the award is fully vested. A director who elects to receive payment when an award has fully vested may elect to defer the proceeds of the award into the Alion Science and Technology Director Deferred Compensation Plan provided the election is made no later than one year before the award fully vests. All payments made under the awards are required to be in cash. As of September 30, 2007, the Company had granted 13,786 shares of phantom stock under the Director Phantom Stock Plan.

For the years ended September 30, 2007, 2006, and 2005, the Company recognized approximately $7.1 million, $7.8 million, and $6.6 million, respectively, in compensation expense associated with all three phantom stock plans.

The table below sets out the disclosures required by SFAS No. 123 and the assumptions used to value a share of Alion common stock and the Company’s grants of phantom stock as of September 30, 2007 and September 30, 2006. The Company uses the intrinsic value method to recognize stock-based compensation expense. There is no established public trading market for Alion’s common stock. The ESOP Trust is the only holder of the Company’s common stock. The Company uses an independent third party valuation firm to determine the fair market value of a share of Alion common stock. Alion does not expect to pay any dividends on its common stock. The terms of the senior credit facility and the Subordinated Note prohibit paying dividends without the consent of the respective lenders. The Company intends to retain future earnings, if any, for use in the business.

Alion Science and Technology Corporation
Stock-based Compensation Disclosures per FAS 123 and FAS 123R
Phantom Stock
as of September 30, 2007

		Shares
	Shares	Granted	Total	Grant Date
	Granted to	to	Shares	Price per	Outstanding	Outstanding				Vested at	Exercisable
Date of Grant	Employees	Directors	Granted	Share	at 9/30/06	at 9/30/07	Forfeited	Exercised	Expired	9/30/07	at 9/30/07

February 2003	171,000	—	171,000	$10.00	85,000	26,000	1,100	57,900	—	—	—
November 2003	52,685	—	52,685	$14.71	32,971	19,715	770	12,486	—	4,079	4,079
February 2005	213,215	—	213,215	$19.94	207,778	188,140	5,015	20,060	—	—	—
February 2005	98,399	—	98,399	$19.94	98,399	98,399	—	—	—	—	—
February 2005	5,015	—	5,015	$19.94	5,015	5,015	—	—	—	2,508	—
August 2005	2,960	—	2,960	$33.78	2,960	2,960	—	—	—	1,974	—
November 2005	66,592	—	66,592	$35.89	66,592	62,413	—	4,179	—	—	—
November 2005	—	7,808	7,808	$35.89	6,832	6,181	—	651	—	1,626	1,626
November 2005	55,726	—	55,726	$35.89	55,726	55,726	—	—	—	—	—
November 2006	—	5,978	5,978	$41.02	—	5,978	—	—	—	—	—
November 2006	65,456	—	65,456	$41.02	—	60,580	—	4,876	—	—	—

Total	731,049	13,786	744,835		561,274	531,108	6,885	100,152	—	10,186	5,705

Wtd Avg Grant Date Fair Value Price per Share	$21.85	$38.11	$22.15		$21.87	$25.71	$17.77	$15.34	$—	$23.07	$20.75

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Alion Science and Technology Corporation
Stock-based Compensation Disclosures per FAS 123 and FAS 123R
Phantom Stock
as of September 30, 2007

				Remaining
	Risk Free		Expected	Life
Date of Grant	Interest Rate	Volatility	Life	(months)

February 2003	4.06%-4.49%	60%	5 yrs	3.6
November 2003	4.06%-4.49%	60%	5 yrs	12.7
February 2005	3.10%-3.60%	45%	3 yrs	3.6
February 2005	3.10%-3.60%	45%	3 yrs	3.6
February 2005	3.10%-3.60%	45%	4 yrs	15.6
August 2005	3.72%-3.77%	45%	3 yrs	9.8
November 2005	4.20%-4.20%	40%	3 yrs	13.0
November 2005	4.20%-4.20%	40%	3 yrs	13.0
November 2005	4.20%-4.20%	40%	5 yrs	37.0
November 2006	4.54%-4.58%	35%	3 yrs	25.3
November 2006	4.54%-4.58%	35%	3 yrs	25.3

Wtd Avg Remaining Life (months)				11.5

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

Contract receivables from agencies of the federal government represented approximately $173.4 million, or 90.3%, of accounts receivable at September 30, 2007 and $143.8 million, or 93.1%, of accounts receivable at September 30, 2006. Contract revenues from agencies of the federal government represented approximately 93.3%, 94.7% and 96.0% of total contract revenues during the years ended September 30, 2007, 2006 and 2005, respectively. As a percentage of consolidated revenues, customers comprising 10% or more of consolidated revenues during the years 2007, 2006 or 2005 were as follows:

		For The Years Ended September 30,
Government Agency	Contract	2007	2006	2005

Department of Defense Navy	SeaPort Multiple Award Contract	17.9%	3.8%	—
Defense Modeling and Simulation Information	Information Analysis Center	5.9%	12.5%	18.8%
Joint Spectrum Center	Engineering Support Services	1.0%	7.0%	12.4%

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(17)	Guarantor/Non-guarantor Condensed Consolidated Financial Information

The Company’s Senior Unsecured Notes are unsecured general obligations of the Company. Certain of the Company’s 100% owned, domestic subsidiaries have jointly, severally, fully and unconditionally guaranteed the Senior Unsecured Notes. The following information presents condensed consolidating balance sheet as of September 30, 2007 and September 30, 2006, condensed consolidating statement of operations for the years ended September 30, 2007, 2006 and 2005; and condensed consolidating statement of cash flows for the years ended September 30, 2007, 2006 and 2005 of the parent company issuer, the guarantor subsidiaries and the non-guarantor subsidiaries. Investments include investments in subsidiaries held by the parent company issuer and have been presented using the equity method of accounting.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet Information at September 30, 2007

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	(In thousands)

Current assets:
Cash and cash equivalents	$11,718	$(33)	$(1)	$—	$11,684
Accounts receivable	180,431	6,224	5	—	186,660
Stock subscriptions receivable	3,378	—	—	—	$3,378
Other current assets	5,096	64	1	—	5,161

Total current assets	200,623	6,255	5	—	206,883
Property, plant and equipment, net	19,350	202	—	—	19,552
Intangible assets, net	55,659	—	—	—	55,659
Goodwill	395,926	—	—	—	395,926
Investment in subsidiaries	7,679	—	—	(7,679)	—
Intercompany receivables	—	5,996	—	(5,996)	—
Other assets	5,934	16	—	—	5,950

Total assets	685,171	12,469	5	(13,675)	683,970

Current liabilities:
Interest payable	12,111	—	—	—	12,111
Current portion, Term B Senior Credit Facility note payable	2,430	—	—	—	2,430
Current portion, acquisition obligations	4,832	—	—	—	4,832
Trade accounts payable	45,124	980	—	—	46,104
Accrued liabilities	31,638	1,594	6	—	33,238
Accrued payroll and related liabilities	42,582	968	152	—	43,702
Billings in excess of costs and estimated earnings on uncompleted contracts	2,059	—	—	—	2,059

Total current liabilities	140,766	3,542	158	0	144,476
Intercompany payables	5,760	—	236	(5,996)	—
Notes payable to bank	9,250	—	—	—	9,250
Term B Senior Credit Facility note payable, excluding current portion	238,356	—	—	—	238,356
Senior Unsecured Notes	243,483	—	—	—	243,483
Subordinated note payable	51,313	—	—	—	51,313
Accrued compensation, excluding current portion	14,733	750	—	—	15,483
Accrued postretirement benefit obligations	1,175	—	—	—	1,175
Non-current portion of lease obligations	6,094	109	—	—	6,203
Redeemable common stock warrants	33,610	—	—	—	33,610

Total liabilities	744,550	4,401	394	(5,996)	743,349
Shareholder’s equity (deficit):
Common stock	50	1	—	(1)	50
Additional paid-in capital	82,512	2,800	—	(2,800)	82,512
Treasury stock	—	(2)	—	2	—
Accumulated surplus (deficit)	(141,941)	5,269	(389)	(4,880)	(141,941)

Total shareholder’s equity (deficit)	(59,379)	8,068	(389)	(7,679)	(59,379)

Total liabilities and shareholder’s equity (deficit)	$685,171	$12,469	$5	$(13,675)	$683,970

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet Information at September 30, 2006

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	(In thousands)

Current assets:
Cash and cash equivalents	$2,728	$(32)	$59	$—	$2,755
Accounts receivable	144,751	5,657	4	—	150,412
Stock subscriptions receivable	8,990	—	—	—	8,990
Other current assets	5,885	134	9	—	6,028

Total current assets	162,354	5,759	72	—	168,185
Property, plant and equipment, net	14,029	299	316	—	14,644
Intangible assets, net	75,403	—	—	—	75,403
Goodwill	387,927	—	—	—	387,927
Investment in subsidiaries	7,979	—	—	(7,979)	—
Intercompany receivables	—	8,310	—	(8,310)	—
Other assets	4,797	13	—	—	4,810

Total assets	652,489	14,381	388	(16,289)	650,969

Current liabilities:
Interest payable	240	—	—	—	240
Current portion, Term B Senior Credit Facility note payable	2,576	—	—	—	2,576
Current portion, acquisition obligations	11,457	—	—	—	11,457
Trade accounts payable	34,656	1,482	4	—	36,142
Accrued liabilities	24,518	2,143	—	—	26,661
Accrued payroll and related liabilities	33,288	1,694	153	—	35,135
Billings in excess of costs and estimated earnings on uncompleted contracts	2,163	—	—	—	2,163

Total current liabilities	108,898	5,319	157	—	114,374
Acquisition obligations, excluding current portion	3,568	—	—	—	3,568
Intercompany payables	7,784	—	526	(8,310)	—
Notes payable to bank	12,300	—	—	—	12,300
Term B Senior Credit Facility note payable, excluding current portion	252,100	—	—	—	252,100
Bridge loan payable	164,680	—	—	—	164,680
Subordinated note payable	46,963	—	—	—	46,963
Accrued compensation, excluding current portion	20,254	772	—	—	21,026
Accrued postretirement benefit obligations	3,722	—	—	—	3,722
Non-current portion of lease obligations	4,276	16	—	—	4,292
Redeemable common stock warrants	35,234	—	—	—	35,234

Total liabilities	659,779	6,107	683	(8,310)	658,259
Shareholder’s equity (deficit):
Common stock	52	1	—	(1)	52
Additional paid-in capital	91,829	2,800	—	(2,800)	91,829
Treasury stock		(2)	—	2	—
Accumulated surplus (deficit)	(99,171)	5,475	(295)	(5,180)	(99,171)

Total shareholder’s equity (deficit)	(7,290)	8,274	(295)	(7,979)	(7,290)

Total liabilities and shareholder’s equity (deficit)	$652,489	$14,381	$388	$(16,289)	$650,969

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations for the Year Ended September 30, 2007
(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated

Contract revenue	$709,980	$27,375	$232	$—	737,587
Direct contract expense	542,085	19904	150	—	562,139

Gross profit	167,895	7,471	82	—	175,448

Operating expenses:
Indirect contract expense	39,206	4,629	137	—	43,972
Research and development	2,158	8	213	—	2,379
General and administrative	57,567	1,445	(126)	—	58,886
Rental and occupancy expense	32,098	273	39	—	32,410
Depreciation and amortization	21,689	135	—	—	21,824
Bad debt expense	1,761	51	—	—	1,812

Total operating expenses	154,479	6,541	263	—	161,283

Operating income (loss)	13,416	930	(181)	—	14,165
Other income (expense):
Interest income	319	—	—	—	319
Interest expense	(51,226)	—	—	—	(51,226)
Loss on extinguishment of debt	(6,170)	—	—	—	(6,170)
Other	1,191	(1,146)	87	—	132
Equity in operations of subsidiaries	(300)	—	—	300	—

Total other income (expenses)	(58,186)	(1,146)	87	300	(56,945)
Income (loss) before income taxes	(42,770)	(216)	(94)	300	(42,780)
Income tax benefit	—	10	—	—	10

Net income (loss)	$(42,770)	$(206)	$(94)	$300	$(42,770)

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations for the Year Ended September 30, 2006
(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated

Contract revenue	$489,013	$19,146	$469	$—	$508,628
Direct contract expense	367,585	13,590	292	—	381,467

Gross profit	121,428	5,556	177	—	127,161

Operating expenses:
Indirect contract expense	27,491	2,312	104	—	29,907
Research and development	1,884	—	141	—	2,025
General and administrative	56,931	894	268	—	58,093
Rental and occupancy expense	22,166	6	36	—	22,208
Depreciation and amortization	16,491	75	—	—	16,566
Bad debt expense	667	—	—	—	667

Total operating expenses	125,630	3,287	549	—	129,466

Operating income (loss)	(4,202)	2,269	(372)	—	(2,305)
Other income (expense):
Interest income	590	—	—	—	590
Interest expense	(26,691)	—	—	—	(29,691)
Equity in operations of subsidiaries	766	—	—	(766)	—
Other	1,448	(1,033)	(98)	—	317

Total other expenses	(23,887)	(1,033)	(98)	(766)	(28,784)
Income (loss) before income taxes	(31,089)	1,236	(470)	(766)	(31,089)
Income tax expense	(26)	—	—	—	(26)

Net income (loss)	$(31,115)	$1,236	$(470)	$(766)	$(31,115)

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations for the Year Ended September 30, 2005
(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated

Contract revenue	$360,130	$8,133	$968	$—	$369,231
Direct contract expense	262,026	4,622	593	—	267,241

Gross profit	98,104	3,511	375	—	101,990

Operating expenses:
Indirect contract expense	28,367	618	32	—	29,017
Research and development	498	—	—	—	498
General and administrative	42,676	910	16	—	43,602
Rental and occupancy expense	12,475	47	20	—	12,542
Depreciation and amortization	17,763	8	—	—	17,771
Bad debt expense	651	—	—	—	651

Total operating expenses	102,430	1,583	68	—	104,081

Operating income (loss)	(4,326)	1,928	307	—	(2,091)
Other income (expense):
Interest income	475	—	—	—	475
Interest expense	(38,696)	—	—	—	(38,696)
Equity in operations of subsidiaries	1,124	—	—	(1,124)	—
Other	1,248	(976)	(132)	—	140

Total other expenses	(35,849)	(976)	(132)	(1,124)	(38,081)
Income (loss) before income taxes	(40,175)	952	175	(1,124)	(40,172)
Income tax expense	(63)	(3)	—	—	(66)

Net income (loss)	$(40,238)	$949	$175	$(1,124)	$(40,238)

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows
Year Ended September 30, 2007
(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Consolidated

Net cash provided by (used in) operating activities	$(27,914)	$38	$(60)	$(27,936)
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(14,751)	—	—	(14,751)
Capital expenditures	(10,648)	(39)	—	(10,687)

Net cash used in investing activities	(25,399)	(39)	—	(25,438)
Cash flows from financing activities:
Proceeds from Term B Senior Credit Facility note payable	40,000	—	—	40,000
Proceeds from Senior Unsecured Notes	250,000	—	—	250,000
Repayment of Bridge Loan	(170,000)	—	—	(170,000)
Payment of debt issuance costs	(10,796)	—	—	(10,796)
Repayment of Term B Credit Facility note payable	(53,513)	—	—	(53,513)
Payments under revolving credit facility	(3,050)	—	—	(3,050)
Proceeds from interest rate cap agreement	360	—	—	360
Purchase of common stock from ESOP Trust	(6,656)	—	—	(6,656)
Cash received from sale of common stock to ESOP Trust	15,958	—	—	15,958

Net cash provided by financing activities	62,303	—	—	62,303
Net increase (decrease) in cash and cash equivalents	8,990	(1)	(60)	8,929
Cash and cash equivalents at beginning of year	2,728	(32)	59	2,755

Cash and cash equivalents at end of year	$11,718	$(33)	$(1)	$11,684

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows
Year Ended September 30, 2006
(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Consolidated

Net cash provided by (used in) operating activities	$(15,787)	$(256)	$366	$(15,678)
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(279,196)	—	—	(279,196)
Capital expenditures	(4,878)	(37)	(312)	(5,227)

Net cash used in investing activities	(284,074)	(37)	(312)	(284,423)
Cash flows from financing activities:
Proceeds from Term B Senior Credit Facility note payable	118,000	—	—	118,000
Repayment of mezzanine note warrants	(13,643)	—	—	(13,643)
Proceeds from Bridge Loan	170,000	—	—	170,000
Payment of debt issuance costs	(7,758)	—	—	(7,758)
Repayment of Term B Credit Facility note payable	(1,905)	—	—	(1,905)
Borrowings under revolving credit facility	12,300	—	—	12,300
Purchase interest rate cap agreement	(44)	—	—	(44)
Purchase of shares of common stock from ESOP Trust	(19,003)	—	—	(19,003)
Cash received from issuance of common stock to Trust	7,131	—	—	7,131

Net cash provided by financing activities	265,078	—	—	265,078
Net (decrease) increase in cash and cash equivalents	(34,783)	(293)	54	(35,023)
Cash and cash equivalents at beginning of year	37,512	261	5	37,778

Cash and cash equivalents at end of year	$2,728	$(32)	$59	$2,755

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows
Year Ended September 30, 2005
(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Consolidated

Net cash provided by operating activities	$35,093	$37	$10	$35,140
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(74,591)	—	—	(74,591)
Capital expenditures	(2,222)	(6)	(5)	(2,233)
Purchase of investment securities	(1,193)	—	—	(1,193)

Net cash used in investing activities	(78,006)	(6)	(5)	(78,017)
Cash flows from financing activities:
Proceeds from Term B Senior Credit Facility note payable	94,000	—	—	94,000
Repayment of mezzanine note payable	(20,201)	—	—	(20,201)
Repayment of mezzanine note warrants	—	—	—	—
Proceeds from bridge loan	—	—	—	—
Payment of debt issuance costs	(1,307)	—	—	(1,307)
Repayment of Term B Credit Facility note payable	(1,080)	—	—	(1,080)
Repayments of agreements with officers	(1,823)	—	—	(1,823)
Borrowings under revolving credit facility	—	—	—	—
Purchase interest rate cap agreement	—	—	—	—
Purchase of shares of common stock from ESOP Trust	(8,160)	—	—	(8,160)
Cash received from issuance of common stock to Trust	14,509	—	—	14,509

Net cash provided by financing activities	75,938	—	—	75,938
Net increase in cash and cash equivalents	33,025	31	5	33,061
Cash and cash equivalents at beginning of year	4,609	108	—	4,717

Cash and cash equivalents at end of year	$37,634	$139	$5	$37,778

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(18)	Related Party Transactions

On October 29, 2004, Dr. Atefi elected to redeem the amount due under his Deferred Compensation Agreement with Alion. The Company paid Dr. Atefi approximately $1.1 million including accrued interest of approximately $0.2 million. Dr. Atefi’s related warrants were redeemed on March 28, 2006.

(19)	Commitments and Contingencies

Earn-Out and Hold-Back Commitments

The Company has earn-out commitments related to the following acquisitions:

CATI — There is an earn-out provision not to exceed $8.25 million based on the revenue of the business units that formerly comprised CATI. There is a second earn-out provision not to exceed $1.5 million based on attaining certain revenue goals in the commercial aviation industry. The obligations continue until September 2007. For the years ended September 30, 2007 and 2006, the Company recognized approximately zero and $2.0 million, respectively, in earn-out obligation related to CATI.

BMH — There is an earn-out provision not to exceed a total of $6.0 million based on the revenue of the business units that formerly comprised BMH. The obligation continues until December 2007. For the year ended September 30, 2007, the Company recognized and paid $3.0 million in earn-out obligations and $1.5 million in hold-back obligations related to BMH.

WCI — There is an earn-out provision not to exceed a total of $2.5 million based on the revenue of the business units that formerly comprised WCI. The obligation continues until September 2007. For the year ended September 30, 2007, the Company paid approximately $1.3 million in previously recognized earn-out obligation and $0.5 million in hold-back obligations related to WCI.

MA&D — There is an earn-out provision not to exceed a total of $2.5 million based on the revenue of the business units that formerly comprised MA&D. The obligation continues until September 2007. For the year ended September 30, 2007, the Company recognized no earn-out obligation and paid $0.3 million in hold-back obligations related to MA&D.

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company intends to defend these lawsuits vigorously. Based on the facts underlying the lawsuits known to the Company at this time, and the Company’s non-supervisory monitoring role at the project site, the Company’s management believes that the potential for Alion to incur a material loss as a result of the lawsuits is remote. Therefore, the Company’s management does not believe that these lawsuits will have a material adverse effect upon the Company, its operations, its financial condition or its cash flows.

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

(20)	Interim Period Information (Unaudited, in thousands except per share information)

	2007 Quarters
	1st	2nd	3rd	4th

Revenue	$181,139	$187,899	$184,933	$183,616
Gross profit	$41,038	$46,387	$42,761	$45,262
Net income (loss)	$(14,112)	$(15,694)	$(13,827)	$863
Income (loss) per share	$(2.71)	$(3.07)	$(2.63)	$0.06

	2006 Quarters
	1st	2nd	3rd	4th

Revenue	$101,289	$111,189	$116,830	$179,320
Gross profit	$24,984	$30,142	$29,638	$42,397
Net loss	$(7,780)	$(920)	$(8,242)	$(14,173)
Loss per share	$(1.52)	$(0.19)	$(1.60)	$(3.26)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 15d — 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it is required to file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosures.

Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective and timely.

Internal Control Over Financial Reporting.  There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 15d — 15(f) under the Exchange Act) during the fiscal fourth quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9A(T).	Controls and Procedures

None.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information Regarding the Directors of the Registrant

The names, ages and positions of our directors, as of September 30, 2007, are set forth below:

			Term	Director
Name	Age	Position	Expires	Since

Bahman Atefi	54	President, Chief Executive Officer and Chairman	2008	2001
Edward C. (Pete) Aldridge, Jr.	69	Director	2009	2003
Leslie L. Armitage	39	Director	2010	2002
Lewis Collens	69	Director	2010	2002
Admiral (Ret.) Harold W. Gehman, Jr.	64	Director	2010	2002
Donald E. Goss	76	Director	2009	2002
General (Ret.) George A. Joulwan	67	Director	2008	2002
General (Ret.) Michael E. Ryan	65	Director	2008	2002

The Company’s directors are divided into three classes. The first class of directors consists of two directors — Donald E. Goss and Edward C. Aldridge, Jr. Their term expires on the date of the annual meeting of Alion’s shareholder(s) in 2009. The second class of directors consists of three directors — Leslie Armitage, Lewis Collens and Admiral Harold W. Gehman, Jr. Their term expires on the date of the annual meeting of Alion’s shareholder(s) in 2010. The third class of directors consists of three directors — Bahman Atefi, General George A. Joulwan and General Michael E. Ryan. The term of the third class of directors expires on the date of the annual meeting of Alion’s shareholder(s) in 2008. As the holder of the subordinated note and warrants, Illinois Institute of Technology is entitled to nominate two representatives whom the ESOP Trust is required to elect to Alion’s Board of Directors. Messrs. Collens and Goss are Illinois Institute of Technology’s board representatives.

The following sets forth the business experience, principal occupations and employment of each of the directors.

Bahman Atefi was appointed president and chief executive officer of Alion in December 2001. He is also chairman of Alion’s Board of Directors. Dr. Atefi also serves as chairman of the ESOP committee. Dr. Atefi served as president of IITRI from August 1997, and as its chief executive officer from October 2000 until December 20, 2002, the closing date of the Transaction. Dr. Atefi has also been chairman of the board of directors of Human Factors Applications, Inc. since February 1999. From June 1994 to August 1997, Dr. Atefi served as manager of the energy and environmental group at Science Applications International Corporation. In this capacity, he was responsible for operation of a 600-person business unit, with annual revenues in 1997 of approximately $80 million, which provided scientific and engineering support to the U.S. Department of Energy, Nuclear Regulatory Commission, Environmental Protection Agency, DoD, as well as commercial and international customers. Dr. Atefi is a member of the board of trustees of Illinois Institute of Technology. Dr. Atefi received a BS in Electrical Engineering from Cornell University, a master’s degree in nuclear engineering and a doctor of science in nuclear engineering from the Massachusetts Institute of Technology.

Edward C. (Pete) Aldridge, Jr. has served as a director of Alion since November 2003. Mr. Aldridge retired from government service in May 2003 as the Under Secretary of Defense for Acquisition, Technology, and Logistics, a position he held since May 2001. In this position, Mr. Aldridge was responsible for all matters relating to DoD acquisition, research and development, advanced technology, international programs, and the industrial base. From March 1992 to May 2001, Mr. Aldridge also served as president and CEO of the Aerospace Corporation, president of McDonnell Douglas Electronic Systems, Secretary of the Air Force, and numerous other positions within the DoD. He is currently a director of Lockheed Martin Corporation and Global Crossing, Ltd.

Leslie L. Armitage has served as a director of Alion since May 2002. Ms. Armitage currently serves as a Senior Managing Director of Relativity Capital, LLC, a position she has held since January 2006. Ms. Armitage served as a

Partner of The Carlyle Group from January 1999 until May 2005. After leaving The Carlyle Group in May 2005, Ms. Armitage co-founded Relativity Capital, LLC, a Virginia-based private equity firm. In June 1997, Ms. Armitage became a founding member of Carlyle Europe. Ms. Armitage also served on the Board of Directors of Vought Aircraft Industries, Inc., Honsel International Technologies, and United Components, Inc.

Lewis Collens has served as a director of Alion since May 2002. From 1990 to 2007, Mr. Collens served as president of IIT. He is currently President Emeritus and Professor of Law at IIT, Kent College of Law, a position he has held since August 2007. Mr. Collens also served as chief executive officer of IITRI from 1990 to October 2000. Mr. Collens also serves as director for Dean Foods Company, Amsted Industries and Colson Group. Mr. Collens is one of IIT’s two representatives on the Company’s Board of Directors.

Admiral (Ret.) Harold W. Gehman, Jr. has served as a director of Alion since September 2002. Admiral Gehman retired from over 35 years of active duty in the U.S. Navy in October 2000. While in the U.S. Navy, Admiral Gehman served as NATO’s Supreme Allied Commander, Atlantic and as the Commander in Chief of the U.S. Joint Forces Command from September 1997 to September 2000. Since his retirement in November 2000, Admiral Gehman has served as an independent consultant to the U.S. Government from October 2000 to present. Admiral Gehman currently serves on the Board of Directors of Maersk Lines, Ltd. and Transystems Corp. He also currently serves as a member of the board of advisors for Anser Institute for Homeland Security, Old Dominion University Research Foundation, and Old Dominion University College of Engineering. In addition, Admiral Gehman is a senior fellow at the National Defense University and was the chairman of the Governor of Virginia’s Advisory Commission for Veterans Affairs. Since retirement Admiral Gehman has served as co-chairman of the DoD’s investigation into the October 2000 attack on the U.S.S. Cole in Aden Harbor, Yemen, as chairman of the Space Shuttle Columbia Accident Investigation Board, and as the Commissioner of the 2005 National Base Realignment and Closure Act.

Donald E. Goss has served as a director of Alion since May 2002. Mr. Goss has served as trustee and chairman or member of the audit committee for IIT since 1982, as well as the chairman of the audit committee and a member of the board of governors for IITRI since 1985. Mr. Goss has also served on the Finance Council and as chair or member of the audit committee for the Catholic Archdiocese of Chicago, Illinois since 1985. Mr. Goss has also served as a member of the board of governors for the Chicago Zoological Society at Brookfield Zoo since 1998. Mr. Goss retired from Ernst & Young as partner, after 37 years of service, in March 1990, and he has remained retired since that date. Mr. Goss is one of Illinois Institute of Technology’s two representatives on the Company’s Board of Directors.

General (Ret.) George A. Joulwan has served as a director of Alion since May 2002. General Joulwan retired from 36 years of service in the military in September 1997. While in the military, General Joulwan served as commander in chief for the U.S. Army, for U.S. Southern Command in Panama from 1990-1993 and served as commander in chief of the U.S. European Command and NATO Supreme Allied Command from 1993-1997. From 1998 to 2000, General Joulwan served as an Olin Professor at the U.S. Military Academy at West Point. General Joulwan has also served as an adjunct professor at the National Defense University from 2001 to 2002. Since 1998, General Joulwan has served as president of One Team, Inc., a strategic consulting company. General Joulwan also currently serves as a director for General Dynamics Corporation, Accenture NSS, TRS-LLC, IAP Worldwide Services, Remington Arms Company, Inc., and Bushmaster Firearms International, LLC, Inc.

General (Ret.) Michael E. Ryan has served as a director of Alion since May 2002. General Ryan retired from the military in 2001 after 36 years of service. He served his last four years as the 16th Chief of Staff of the Air Force, responsible for organizing, training and equipping over 700,000 active duty, reserve and civilian members. He is currently president of the consulting firm, Ryan Associates, focusing on national defense issues, a position he has held since January 2001. He is chairman of the board of CAE USA, Inc. and the Air Force Village Charitable Foundation. He serves on the Board of Directors of United Services Automobile Association, Circadence Corporation, VT Services, Inc., and Selex Sensor Airborne Systems (US) Inc. He is a senior trustee of the Air Force Academy Falcon Foundation.

Establishment of Committees

The Board of Directors has established three committees, an Audit and Finance Committee, a Compensation Committee, and a Governance and Compliance Committee. As of September 30, 2007, each committee was comprised of the following members:

Committee	Chairperson	Members

Audit and Finance Committee	Donald Goss	Leslie Armitage, Harold Gehman, Michael Ryan
Compensation Committee	Harold Gehman	Pete Aldridge, Leslie Armitage, Lewis Collens, George Joulwan
Governance and Compliance Committee	Michael Ryan	Bahman Atefi, George Joulwan, Harold Gehman

The Board of Directors has determined that Mr. Donald E. Goss qualifies as “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, and that he is “independent” as independence for audit committee members is defined in the listing standards of the American Stock Exchange or AMEX.

Audit and Finance Committee

The responsibilities of the Audit and Finance Committee are set forth in its charter and include periodically reviewing and making recommendations to the Board of Directors and management of the Company concerning:

•	professional services provided by our independent registered public accounting firm;

•	independence of our independent registered public accounting firm from our management;

•	our quarterly and annual financial statements and our system of internal control over financial reporting;

•	our capital structure, including the issuance of equity and debt securities, the incurrence of indebtedness, and related matters;

•	general financial planning, including cash flow and working capital management, capital budgeting and expenditures, tax planning and compliance and related matters;

•	mergers, acquisitions and strategic transactions;

•	investment policies, financial performance and funding of our employee benefit plans; and

•	any other transactions or financial issues that the Board of Directors or management would like the committee to review.

The Audit and Finance Committee met five times during fiscal year 2007.

Compensation Committee

The responsibilities of the Compensation Committee are set forth in its charter and include:

•	determining the compensation of our Chief Executive Officer and reviewing and approving the compensation of our other executive officers;

•	exercising all rights, authority and functions under our KSOP, retirement and other compensation plans;

•	approving and making recommendations to the Board regarding non-employee director compensation;

•	preparing an annual report on executive compensation for inclusion in our annual report on Form 10-K in accordance with the rules and regulations of the Securities and Exchange Commission;

•	establishing, implementing and monitoring adherence with the Company’s compensation philosophy; and

•	evaluating both performance and compensation to ensure that the Company maintains its ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of other companies.

The Compensation Committee met three times during fiscal year 2007.

Corporate Governance and Compliance Committee

The Corporate Governance and Compliance Committee oversees and reviews nominations for our Board of Directors and evaluates and recommends corporate governance policies and procedures applicable to Alion. In addition, the Corporate Governance and Compliance Committee is charged with the task of assessing the performance of the Board of Directors on an annual basis and overseeing the annual self-assessments carried out by each of the committees of the Board of Directors, including the Corporate Governance and Compliance Committee itself. The purpose of each of these assessments is to monitor the effectiveness of the Board of Directors and each of the committees, gather information regarding the ability of the Board and each of the committees to fulfill their mandates and responsibilities, and provide a basis for further evaluation and improvement of the policies of the Board and each of the committees.

The Corporate Governance and Compliance Committee met four times during fiscal year 2007.

Information Regarding the Executive Officers of the Registrant

The names, ages and positions of the Company’s executive officers as of September 30, 2007, and the dates from which these positions have been held are set forth below.

Name	Age	Office	Position Since

Bahman Atefi	54	President, Chief Executive Officer and Chairman of the Board of Directors(1)	December 2001
Stacy Mendler	44	Chief Operating Officer and Executive Vice President(1)	September 2006
John (Jack) Hughes	55	Executive Vice President, Chief Financial Officer and Treasurer(1)	September 2005
Rob Goff	61	Sector Senior Vice President - Defense Operations Integration Sector(1)	February 2004
Scott Fry	58	Sector Senior Vice President -- Engineering and Integration Solutions Sector	October 2005
Walter (Buck) Buchanan	57	Sector Senior Vice President -- Engineering and Information Technology Sector	June 2007
James Fontana	49	Senior Vice President, General Counsel and Secretary	January 2004

(1)	Member of the ESOP committee

The following sets forth the business experience, principal occupations and employment of each of the current executive officers who do not serve on the Board of Directors. Please read “Information Regarding the Directors of the Registrant” above for the information with respect to Dr. Atefi.

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

Rob Goff has served as Sector Senior Vice President for Alion’s Defense Operations Integration Sector since February 2004. He has also served as a member of Alion’s ESOP committee since January 2005. Mr. Goff served as Vice President and Operations Manager for IITRI from July 1999 until September 2001. From December 20, 2002 (the closing date of the Transaction) until February 2004, Mr. Goff was Senior Vice President and Group Manager for Alion; he held this same position for IITRI from September 2001 until December 20, 2002. Prior to working for IITRI, Mr. Goff served on active duty for 30 years, retiring at the rank of Major General from the United States Army. Mr. Goff received a BS from the U.S. Army Military Academy at West Point, followed by a Masters degree in Spanish Language and Literature from Middlebury College, and an MBA from Long Island University.

Scott Fry has served as Sector Senior Vice President for Alion’s Engineering and Integration Solutions Sector since September 2006. Mr. Fry served as Senior Vice President and Sector Manager of Alion’s JMS Maritime Sector from October 2005 until September 2006, and as Senior Vice President and Deputy Sector Manager for the JMS Maritime Sector from April 2005 to October 2005. Prior to joining Alion in April 2005, Mr. Fry served in the U.S. Navy for 32 years, retiring at the rank of Vice Admiral. His career included command and staff positions both at sea and ashore with the Navy, NATO, and Joint Chiefs of Staff. In his last active duty assignment he commanded the United States Sixth Fleet during Operation Iraqi Freedom and the Global War on Terrorism. Mr. Fry received a B.S from the United States Naval Academy in Annapolis, Maryland.

Walter Buchanan has served as Sector Senior Vice President for the Engineering and Information Technology Sector since June 2007. Mr. Buchanan served as Deputy Sector Manager for the Engineering and Information Technology Sector from July 2006 to June 2007. Prior to joining Alion in July 2006, Mr. Buchanan served in the United States Air Force for 34 years, retiring at the rank of Lieutenant General. His career included planning and execution of air operations in the Middle East to include those in Iraq and Afghanistan. He served as command pilot and has more than 3800 flight hours primarily in fighter aircraft. His military awards include the Defense Distinguished Service Medal and Defense Superior Service Medal. He is a Distinguished Graduate of the Army Command and General Staff College and graduate of the National War College. Mr. Buchanan received a Master’s Degree in Management from Troy State University and a Bachelor of Science degree in Life Science from the US Air Force Academy, where he also received his commission.

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

There is no known family relationship between any director or executive officer.

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

In 2004, the Company completed an examination of the Code to determine whether it fully met the definitional requirements of a code of ethics as set forth in the rules and regulations of the Securities and Exchange Commission. On September 15, 2004, the Company adopted a revised Code applicable to all Alion employees, including Alion’s CEO and CFO, and meeting such definitional requirements set forth in the rules and regulations of the Securities and Exchange Commission. On November 13, 2007, the Company adopted a newly revised Code. A copy of the Code is filed as an exhibit to this annual report and is also posted for all employees on the Company’s internal website.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Objectives of Executive Compensation Program

Our executive compensation program is designed to create strong financial incentive for our officers to increase revenues, profits, operating efficiency and returns, which we expect to lead to an increase in shareholder value. The primary objective of our compensation program is to attract and retain qualified, energetic employees who are enthusiastic about the Company’s mission. A further objective of our compensation program is to provide incentives and reward employees for their contribution to the Company. In addition, we strive to promote an ownership mentality among key leadership and the Board of Directors. Finally, we endeavor to ensure that our compensation program is perceived as fundamentally fair to all stakeholders.

The Compensation Committee of the Board of Directors (the “Compensation Committee”) evaluates both performance and compensation to ensure that the Company maintains its ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of other companies. To that end, the Committee believes compensation packages provided by the Company to its executives, including the named executive officers, should include both cash and stock-based components that reward performance as measured against established goals.

What Our Compensation Program is Designed to Reward

Our compensation program is designed to reward each employee’s contribution to the Company. In measuring the named executive officers’ contribution to the Company, the Compensation Committee considers numerous factors including the Company’s growth and financial performance.

Throughout this Form 10-K, the individuals who served as the Company’s Chief Executive Officer and Chief Financial Officer during fiscal year 2007, as well as the other individuals included in the Summary Compensation Table, are referred to as the “named executive officers.”

Roles and Responsibilities for Our Compensation Program

The Compensation Committee has responsibility for establishing, implementing and monitoring adherence with the Company’s compensation philosophy. The responsibilities of the Compensation Committee are set forth in its charter and discussed in Item 10 under “Establishment of Committees.”

Roles and Responsibilities for Our Compensation Program

Role of the Compensation Committee

The Compensation Committee has responsibility for establishing, implementing and monitoring adherence with the Company’s compensation philosophy. The responsibilities of the Compensation Committee are set forth in its charter and discussed in Item 10 under “Establishment of Committees.”

Role of the Chief Executive Officer

Our Chief Executive Officer provides recommendations to the Committee in its evaluation of our executive officers, including recommendations of individual cash and equity compensation levels for executive officers. Dr. Atefi relies on his personal experience serving in the capacity of Chief Executive Officer with respect to evaluating the contribution of our other executive officers as well as publicly available information for comparable compensation guidance as the basis for his recommendations to the Committee. Dr. Atefi was not present during Committee deliberations and voting pertaining to the determination of his own compensation.

Role of the Compensation Consultant

The Compensation Committee periodically retains a consultant to provide independent advice on executive compensation matters and to perform specific project-related work. In fiscal year 2007, we engaged Hewitt Associates LLC to review the compensation of our named executive officers and to provide competitive data and analysis. The consultant performed no other services for the Company.

Elements of Company’s Executive Compensation Plan

Alion’s compensation program consists of several major components. First, Alion pays wages and salaries to attract, retain, and motivate our named executive officers that are competitive with rates paid for similar jobs by other employers and that are non-discriminatory. Next, we offer an extensive incentive program that is designed to encourage exceptional employee performance. In addition, as a 100% ESOP-owned company, we offer our named executive officers the ability to invest in the future of our company. The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan, which we refer to as our KSOP, consists of an employee stock ownership plan, or ESOP, which allows employees to own an interest in the company’s stock, and a cash or deferred arrangement under Section 401(k) of the Internal Revenue Code, which allows employees to have diversified retirement savings in other investments. Our KSOP therefore contains an ESOP component and a non-ESOP component. Investments in the ESOP component result in indirect investments in Alion common stock while investments in the non-ESOP component result in investments in any of a number of mutual funds. Finally, we offer fringe benefit and employee morale and wellness programs designed to attract and retain our named executive officers.

Base Salary

The Company provides the named executive officers with a base salary to compensate them for services rendered during the fiscal year. Base salary is the fixed annual compensation the Company pays to the named executive officer for performing specific job responsibilities. It represents the minimum income the named executive officer may receive in any given year. Base salaries for each of the Company’s executives are determined by the executive’s responsibilities and performance as well as comparative compensation levels for the executive’s peers. The base salary for the Company’s Chief Executive Officer, including periodic changes thereto, is determined by the Compensation Committee. The base salaries for the named executive officers, including periodic changes thereto, are determined by the Committee following recommendations by the Chief Executive Officer.

The fiscal 2007 base salaries for our named executive officers were as follows:

Named Executive Officer	Fiscal 2007 Base Salary

Bahman Atefi	$540,000
Stacy Mendler	$325,000
Jack Hughes	$310,500
Rob Goff	$310,000
Scott Fry	$300,000
Randy Crawford	$300,000

Each year, the Compensation Committee utilizes salary survey sources for appropriate salary data for its senior positions.

Alion participates in, and utilizes survey data from such sources as:

•	The Washington Technical Professional Forum (WTPF) (www.marketpay.com). WTPF is an organization comprised of Human Resources Professionals who work for firms in the R&D, technical, or professional services industries in the Washington, DC metropolitan area. WTPF’s membership includes more than 1,000 professionals and more than 250 companies.

•	Western Management Group (WMG) (www.wmgnet.com). WMG is a global leader in the design, development and conduct of compensation surveys. WMG’s objective is to provide timely, valid and accurate market data to compensation professionals through the use of state-of-the-art tools and analyses. WMG has conducted specialized surveys and studies in a wide variety of industries including high technology, electronics, computers, semiconductors, pharmaceuticals, medical, chemicals, aerospace, telecommunications, transportation, banking, legal services, marketing, maritime, printing, clothing, governmental, and research institutions.

•	Salary.com (www.salary.com). In 2006, Alion purchased the CompAnalyst on-line compensation product from Salary.com. This state-of-the-art tool allows Alion instant access to market-price jobs based on industry, geography, and company size, and provides Alion with the ability to run reports and analyses regarding our current pay practices. Users can access real-time market data by job within job families, and have the capability to benchmark internal Alion jobs to CompAnalyst data.

During its review of base salaries for our named executive officers, the Compensation Committee primarily considers:

•	market data;

•	internal review of the executive’s compensation, both individually and relative to other officers;

•	individual performance of the executive; and

•	our financial and operating results.

Base salary levels for the named executive officers are typically reviewed annually by the Compensation Committee as part of the Company’s performance review process as well as upon a promotion or other change in job responsibility.

Annual Bonus

The annual bonus component of our compensation program is intended to incent and reward our named executive officers for current, short term performance. The objectives are for annual financial performance and other non-financial performance objectives which may be attained in the annual period. The Compensation Committee has determined that it is important to reward and incent both short-term and long-term performance. The Compensation Committee has the discretion to set goals and objectives that it believes are consistent with creating shareholder value, including financial measures, operating objectives, growth goals and other measures. The Compensation Committee also considers individual achievement.

Annual bonuses are paid to the named executive officers in cash based upon achievement of performance objectives. The objectives vary depending upon the executive’s responsibilities and include objectives based upon the Company achieving certain earnings targets as well as other financial and business objectives. The objectives are generally weighted with the most significant factor(s) being revenue growth and profitability. The Compensation Committee evaluates achievement of the objectives following the end of each year and makes the annual bonus awards based on this assessment and recommendations from the Chief Executive Officer with respect to other executive officers.

Stock Incentives/Awards

The stock incentives/awards component of our compensation program is intended to incent and reward our named executive officers for long term performance and retention. The stock incentives/awards are issued under our Phantom Stock Plans and Stock Appreciation Rights (SAR) Plans.

Phantom Stock Plans

Phantom stock refers to hypothetical shares of Alion common stock. Each recipient of a phantom stock award receives a grant of a specified number of shares. Recipients, upon vesting, are generally entitled to receive an amount of money equal to the product of the number of hypothetical shares vested and the then current value of the Company’s common stock, based on the most recent valuation of the shares of common stock held by the ESOP Trust. Phantom stock may increase, or decrease, in value over time, resulting in cash payments under the phantom stock awards that may be greater, or less than, the value of the phantom stock at the date of grant. The Compensation Committee of the Board of Directors administers the Company’s phantom stock plans and is authorized to grant phantom stock to the named executive officers.

Stock Appreciation Rights (SAR) Plan

2002 SAR Plan.  In November 2002, the Board of Directors adopted the Alion Science and Technology Corporation 2002 Stock Appreciation Rights Plan (the 2002 SAR Plan). The purpose of the 2002 SAR Plan was to attract, retain, reward and motivate employees responsible for the Company’s continued growth and development and its future financial success. The 2002 SAR Plan is administered by the Compensation Committee of our Board of Directors or its delegate (the administrative committee). The 2002 SAR Plan has a 10-year term and permits grants to our directors, officers, employees and consultants.

2004 SAR Plan.  On January 13, 2005, the Company’s Board of Directors adopted a second SAR plan, the Alion Science and Technology Corporation 2004 Stock Appreciation Rights Plan (the 2004 SAR Plan), to comply with the deferred compensation provisions of the American Jobs Creation Act of 2004. The 2004 SAR Plan is administered by the Compensation Committee of the Board of Directors or its delegate (the administrative committee). The 2004 SAR Plan has a 10-year term and permits grants to Alion directors, officers, employees and consultants. Under the 2004 SAR Plan, the chief executive officer has the authority to award SARs, as he deems appropriate; however, awards to executive officers are subject to the approval of the administrative committee of the Plan.

Severance/Change in Control

We maintain employment agreements with our named executive officers to help ensure they will perform their roles for an extended period of time. These agreements provide for severance compensation to be paid if the employment of the executives is terminated under certain conditions, such as following a change of control or a termination “without cause” as defined in the agreements, as follows:

Change in Control

As part of our normal course of business, we engage in discussions with other companies about possible collaborations and/or other ways in which the companies may work together to further our respective long-term objectives. In addition, many larger, established companies consider companies at similar stages of development to ours as potential acquisition targets. In certain scenarios, the potential for merger or being acquired may be in the best interests of our shareholders. We provide severance compensation if an executive’s employment is terminated following a change in control transaction to promote the ability of our senior executives to act in the best interests of our stockholders even though their employment could be terminated as a result of the transaction.

Termination without Cause

If we terminate the employment of a named executive officer without cause as defined in the employment agreement, we are obligated to continue to pay certain amounts as described below under Other Potential Post-Termination Payments. This provides us with more flexibility to make a change in senior management if such a change is in our and our shareholders’ best interests.

Health and Welfare Benefits

Alion provides all its named executive officers a comprehensive, balanced, and flexible Fringe Benefit Program. Our annual review of industry-wide fringe benefit packaging ensures that the Alion Fringe Benefit Program continues to provide the best value to our named executive officers. These benefits include medical, prescription drug, vision and dental coverage, life insurance, accidental death and dismemberment, short and long-term disability, business travel accident, kidnap and ransom insurance plans, employee assistance program and a flexible spending account for medical expense reimbursement and child care. Our plans do not discriminate in favor of our named executive officers.

Our Flexible Benefit Program’s design plays an important role in attracting new employees and retaining our named executive officers. Alion provides its named executive officers with worker’s compensation insurance and unemployment benefits required by law. We purchase worker’s compensation insurance and are self-insured for unemployment payments. The major portion of Alion’s Fringe Benefit Program is implemented as a core package of standard benefits provided by Alion at no cost to the named executive officers, supplemented by a set of employee-selected optional benefits.

KSOP

We offer an Employee Ownership, Savings and Investment Plan, which we refer to as the KSOP. It is a qualified retirement plan comprised of an ESOP component and a non-ESOP component. 100% of the Company’s outstanding shares of common stock are held in the ESOP component of the KSOP. The Company makes contributions to all employees who are eligible participants in the KSOP. These retirement plan contributions are made to eligible employees’ accounts in both the ESOP and the non-ESOP components of the KSOP. The Company also makes matching contributions on behalf of eligible employees, in the ESOP component, based on their pre-tax deferrals of their Alion salary.

Summary Compensation Table

The following table sets forth all compensation with respect to our Chief Executive Officer and our other most highly paid executive officers (the named executive officers), whose total salary and bonus exceeded $100,000 for the year ended September 30, 2007.

						Non-Equity
				Phantom		Incentive	Deferred
Name and Principal				Stock	SAR	Plan	Compensation	All Other
Position	Year	Salary	Bonus(1)	Awards(2)	Awards(2)	Compensation(3)	Earnings	Compensation(4)	Total

Bahman Atefi	2007	$532,997	—	$976,353	—	$490,000	—	$87,120	$2,086,470
Chief Executive Officer and President
Stacy Mendler	2007	$321,206	—	$429,595	—	$180,000	—	$65,618	$996,419
Chief Operating Officer and Executive VP
Jack Hughes	2007	$308,913	—	$410,068	—	$180,000	—	$58,083	$957,064
Executive VP, Chief Financial Officer and Treasurer
Rob Goff	2007	$308,562	—	$146,453	—	$255,000	—	$45,119	$755,134
Defense Operations Integration Sector Senior VP
Scott Fry	2007	$295,431	—	$195,271	—	$150,000	—	$38,120	$678,822
Engineering and Integration Solutions Sector Senior VP
Randy Crawford(5)	2007	$210,494	—	$195,271	—	$135,000	—	$89,102	$629,867
Engineering and Information Technology Sector Senior VP

(1)	This column includes non-incentive based cash bonuses awarded to our named executive officers, such as sign-on bonuses. None of our named executive officers received any non-incentive bonuses in fiscal year 2007. See the column entitled “Non-equity Incentive Plan Compensation” for other bonuses awarded for their service in fiscal year 2007.

(2)	These columns reflect the dollar amounts that were recognized in fiscal 2007 for financial statement reporting purposes under SFAS 123(R) with respect to phantom stock and SAR awards granted to our named executive officers in fiscal year 2007.

(3)	This column includes cash bonuses awarded to our named executive officers under the Non-Equity Incentive Plan for their service in fiscal year 2007.

(4)	This column includes the following amounts with respect to our Named Executive Officers:

• Company matching contributions under Alion’s KSOP;

• Company contributions for long and short term disability;

• any amounts paid by the Company for life insurance premiums;

• any amounts paid or reimbursed by the company with respect to health and welfare;

• any amounts paid or reimbursed by the Company with respect to social club membership; and

• any amounts paid or reimbursed by the Company with respect to leased cars.

Please see table below for detailed information regarding all other compensation.

All Other Compensation

	Company		Long and Short		Term Life
	Matching	Health and	Term Disability	Club	Insurance Paid
Name and Principal	Contributions Under	Welfare	Paid by the	Membership	by the
Position	Alion’s KSOP	Benefits	Company	Fees	Company	Leased Cars	Total

Bahman Atefi	$14,869	$43,758	$3,921	$4,920	$486	$19,165	$87,120
Stacy Mendler	$14,300	$29,262	$2,644	—	$486	$18,926	$65,618
Jack Hughes	$14,300	$23,696	$2,567	—	$486	$17,034	$58,083
Rob Goff	$14,300	$15,168	$2,565	—	$486	$12,600	$45,119
Scott Fry	$10,341	$13,075	$2,491	—	$481	$11,733	$38,120
Randy Crawford	$12,242	$64,821	$1,725	—	$333	$9,981	$89,102

(5)	Mr. Crawford resigned as Sector Senior Vice President of the Engineering and Information Technology Sector on June 15, 2007.

Phantom Stock Plans

Initial Phantom Stock Plan

In February 2003, the Compensation Committee of Alion’s Board of Directors approved, and the Board of Directors subsequently adopted, the Alion Science and Technology Phantom Stock Plan (the Initial Phantom Stock Plan). The Initial Phantom Stock Plan has a term of ten years. The Initial Phantom Stock Plan is administered by the Compensation Committee or by the Board of Directors (if it so chooses) which may grant key management employees awards of phantom stock.

Vesting.  Under the Initial Phantom Stock Plan, awards vest according to the following schedule:

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

Payments.  Phantom stock awards issued under the Initial Phantom Stock Plan are normally paid at the time the award becomes fully vested, or else upon the employee’s earlier death, disability or termination of service. However, a grantee may request payment for any portion of a phantom stock award that was vested on or before December 31, 2004, by filing a written election to exercise with the Compensation Committee at least 6 months before the requested exercise date and at least 3 months in advance of the ESOP valuation date that will apply to such exercise, and can continue to hold such unexercised phantom stock awards until the award becomes completely vested.

Amendment.  In November 2005, the Board of Directors amended the Initial Phantom Stock Plan to permit employees to make a one-time election to receive payment for phantom shares as they vest each year or when fully vested. This election does not apply to awards vested before December 31, 2004 under the Initial Phantom Stock Plan, because the phantom stock holder may already exercise such awards at any time. An award holder who does not make an acceleration election as described above may elect to defer the proceeds of phantom stock into the Alion Science and Technology Corporation Executive Deferred Compensation Plan for a 5 year period, if he or she is eligible for the plan, by filing a deferral election with the Company at least one year in advance of the payment event. A 180 day election period applies for phantom stock awards vested on or before December 31, 2004.

As of September 30, 2007, the Company had granted 223,685 shares of phantom stock under the Initial Phantom Stock Plan.

Second Phantom Stock Plan

On November 9, 2004, the Company’s Compensation Committee approved, and the full Board of Directors adopted, The Alion Science and Technology Corporation Performance Shares and Retention Phantom Stock Plan (the Second Phantom Stock Plan) to comply with the requirements of the American Jobs Creation Act. The Second Phantom Stock Plan permits awards of retention share phantom stock and performance share phantom stock. A retention award is for a fixed number of shares determined at the date of grant. A performance award is for an initial number of shares subject to change at the vesting date. Performance phantom shares are subject to forfeiture for failure to achieve a specified threshold value for a share of the Company’s common stock as of the vesting date. If the value of a share of the Company’s common stock equals the threshold value but does not exceed the target value, the number of performance shares in a given grant may be decreased by a specified percentage (generally up to 50 percent). If the value of a share of the Company’s common stock exceeds a pre-established target price on the vesting date, the number of performance shares in a given grant may be increased by a specified percentage (generally up to 20%).

Vesting. Performance share awards vest three years from date of grant (unless otherwise provided in an individual award agreement) and retention share awards vest as specified in each individual award agreement, provided that the grantee is still employed by the Company. Accelerated vesting is provided in the event of death, disability, involuntary termination without cause, or upon a change in control of the Company or in other circumstances, unless the individual award agreement provides otherwise.

Payments. Grants are to be paid out on the “payment date” specified in the award agreement, which is generally five years and sixty days from the date of grant, unless the award holder elected to accelerate payment by filing an election no later than December 31, 2005, or elects to defer the proceeds of phantom stock into the Alion Science and Technology Corporation Executive Deferred Compensation Plan, as described below.

Amendment. In November 2005, the Board of Directors amended the Second Phantom Stock Plan to permit employees to make a one-time election to receive payment for phantom shares as they vest each year or when fully vested. An award holder who does not make an acceleration election as described above may elect to defer the proceeds of phantom stock into the Alion Science and Technology Corporation Executive Deferred Compensation Plan for a 5 year period, if he or she is eligible for the plan, by filing a deferral election with the Company at least one year in advance of the payment event.

As of September 30, 2007, the Company had granted 294,148 shares of retention incentive phantom stock and 213,215 shares of performance incentive phantom stock of the Company pursuant to the Second Phantom Stock Plan. The performance-based grants were fixed based on the September 30, 2007 share price.

Director Phantom Stock Plan

On November 9, 2005, the Company’s Compensation Committee approved, and the full Board of Directors adopted, the Alion Science and Technology Corporation Board of Directors Phantom Stock Plan (the Director Phantom Stock Plan). The Director Phantom Stock Plan provides for annual awards of shares of phantom stock to non-employee directors of the Company. The number of shares of phantom stock granted each year to each non-employee director is equal to the quotient obtained by dividing $35,000 by the fair market value of one share of the Company’s stock as of the date of the award rounded up to the next highest whole number. Fair market value is determined by the Compensation Committee in its sole discretion using the most recent valuation of the Company’s common stock made by an independent appraisal that meets the requirements of IRC Section 401(a)(28)(C), as of a date that is no more than 12 months before the date of the award.

Vesting. Grants under the Director Phantom Stock Plan vest in one-third increments each year for three years from the date of the award. Vesting of an award accelerates upon a grantee’s death or disability or upon a change of control of the Company or in other circumstances.

Payments. Before each award is granted (or within 30 days of the grant date for individuals who become a director on the grant date), a director may elect whether to receive payment for phantom shares as they vest, or when the award is fully vested. A director who elects to receive payment when an award has fully vested may elect to defer the proceeds of the award into the Alion Science and Technology Director Deferred Compensation Plan provided the election is made no later than one year before the award fully vests. All payments made under the awards are required to be in cash.

As of September 30, 2007, the Company had granted 13,786 shares of phantom stock under the Director Phantom Stock Plan.

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

Under the plans, the payment that the Company will make upon the vesting of phantom stock is intended to be made in one lump sum within 60 days of the date of vesting unless a later date is set forth in an individual award agreement. The Compensation Committee, or the Company’s Board of Directors, if it resolves to do so, may delay payment for five years. If the payment is delayed, it will include interest accrued at the prime rate as of the date of vesting until the payment date. In general, the Company expects that the Compensation Committee, or the Board of Directors if it resolves to do so, will examine the Company’s available cash and anticipated cash needs in determining whether to delay payment. Under limited circumstances, payments from the exercise of phantom stock may be rolled over into any non-qualified deferred compensation plan available to the employee.

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

The number of shares of the Company’s common stock used for reference purposes with respect to grants of phantom stock under the three phantom stock plans is as follows:

					Cumulative Shares
	Shares Issued by		Cumulative Shares		Authorized under
Date of Issuance	Plan		Issued by Plan		all Plans

February 2003	171,000	(1)	171,000	(1)	173,000	(1)
November 2003	52,685	(1)	223,685	(1)	225,000	(1)
February 2005	316,629	(2)	316,629	(2)	2,000,000	(2)
August 2005	2,960	(2)	319,589	(2)	2,000,000	(2)
November 2005	122,318	(2)	441,907	(2)	2,000,000	(2)
November 2006	65,456	(2)	507,363	(2)	2,000,000	(2)
November 2005	7,808	(3)	7,808	(3)	2,000,000	(3)
November 2006	5,978	(3)	13,786	(3)	2,000,000	(3)

(1)	Number of shares authorized under the Initial Phantom Stock Plan as periodically amended and approved by the Compensation Committee of Alion’s Board of Directors.

(2)	Number of shares authorized under the Second Phantom Stock Plan as periodically amended and approved by the Compensation Committee of Alion’s Board of Directors.

(3)	Number of shares authorized under the Director Phantom Stock Plan as periodically amended and approved by the Compensation Committee of Alion’s Board of Directors.

The following table sets forth information regarding phantom stock granted to the Named Executive Officers pursuant to the Initial and Second phantom stock plans.

Name	Number of shares		Grant Date	Grant Type	Full vesting period	Period(s) until payout

Bahman Atefi	65,500	(1)	February 2003	Retention	February 2008(2)	February 2006, 2007, 2008(3)
	18,695	(1)	November 2003	Retention	November 2008(2)	November 2006, 2007, 2008(3)
	43,951		February 2005	Retention	February 2008(4)	February 2008(4)
	67,888	(5)	February 2005	Performance	February 2008(4)	February 2008(4)
	22,290		November 2005	Retention	November 2008(4)	November 2008(4)
	27,863		November 2005	Retention	November 2010(4)	November 2010(4)
	24,378		November 2006	Retention	November 2009(4)	November 2009(4)
Jack Hughes	10,000	(1)	February 2003	Retention	February 2008(2)	February 2006, 2007, 2008(3)
	6,798	(1)	November 2003	Retention	November 2008(2)	November 2006, 2007, 2008(3)
	30,297		February 2005	Retention	February 2008(4)	February 2008(4)
	46,797	(5)	February 2005	Performance	February 2008(4)	February 2008(4)
	11,145		November 2005	Retention	November 2008(4)	November 2008(4)
	13,931		November 2005	Retention	November 2010(4)	November 2010(4)
	10,239		November 2006	Retention	November 2009(4)	November 2009(4)
Stacy Mendler	28,500	(1)	February 2003	Retention	February 2008(2)	February 2006, 2007, 2008(3)
	6,798	(1)	November 2003	Retention	November 2008(2)	November 2006, 2007, 2008(3)
	24,151		February 2005	Retention	February 2008(4)	February 2008(4)
	37,305	(5)	February 2005	Performance	February 2008(4)	February 2008(4)
	11,145		November 2005	Retention	November 2008(4)	November 2008(4)
	13,931		November 2005	Retention	November 2010(4)	November 2010(4)
	10,726		November 2006	Retention	November 2009(4)	November 2009(4)
Robert Goff	3,399	(1)	November 2003	Retention	November 2008(2)	November 2008(3)
	25,821	(5)	February 2005	Performance	February 2008(4)	November 2010(4)
	8,080		November 2005	Retention	November 2008(4)	November 2008(4)
	3,657		November 2006	Retention	November 2009(4)	November 2009(4)
Scott Fry	2,507		February 2005	Retention	February 2009(4)	February 2010(4)
	4,179		November 2005	Retention	November 2008(4)	November 2008(4)
	4,876		November 2006	Retention	November 2009(4)	November 2009(4)

(1)	The initial set of awards made in February 2003 was made solely to Alion’s executive management team. The awards made in November 2003 were made to executive and senior management of Alion.

(2)	Pursuant to the Initial Phantom Stock Plan, recipients will become fully vested on the fifth year from the grant date, or approximately February 2008 and November 2008.

(3)	Pursuant to the Initial Phantom Stock Plan, recipients will be paid commencing on the fifth year from the date of grant. However, in November 2005, the Initial Phantom Stock Plan was amended to permit employees to make a one-time election to receive payment for phantom shares as they vest each year or when fully vested. Mr. Atefi, Mr. Hughes, and Ms. Mendler made this one-time election, whereas Mr. Goff did not make this election.

(4)	Pursuant to the Second Phantom Stock Plan, recipients may be awarded performance-based or retention-based phantom stock. Under this plan, performance-based phantom stock will become fully vested three years from the date of grant; retention-based phantom stock will become fully vested as specified in the individual agreements. Under this plan, recipients of performance-based and retention-based phantom stock will be paid as specified in the individual agreements.

(5)	Pursuant to the Second Phantom Stock Plan, performance awards are subject to change at the vesting date. The performance-based grants in February 2005 were fixed based on the September 30, 2007 share price.

Stock Appreciation Rights (SAR) Plans

2002 SAR Plan

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

Amendment #1. In November 2004, the Board of Directors amended the 2002 SAR Plan to provide that, on or after October 3, 2004, there would be no further grants under the 2002 SAR Plan. Grants made prior to October 3, 2004 remain in force. Under the 2002 SAR Plan, from December 2002 through November 2003, the Company issued 236,400 SARs to directors, officers, and employees. Outstanding SAR awards cannot exceed the equivalent of 10% of the Company’s outstanding shares of common stock on a fully diluted basis (assuming the exercise of any outstanding options, warrants and rights including, without limitation, SARs, and assuming the conversion into stocks of any outstanding securities convertible into stock), which amount may be adjusted in the event of a merger or other significant corporate transaction or in other circumstances. The 2002 SAR Plan contains a provision to prevent an award to a person who is or would become (if the award were made) a “disqualified person”. For this purpose, “disqualified person” means any individual who directly or beneficially holds at least 10% of Alion equity, including outstanding common stock and “synthetic equity”, such as SARs or phantom stock. Any award that violates this provision is void. Should a grantee become a “disqualified person”, the full amount of any outstanding award that has not yet vested shall be forfeited.

Amendment #2. In November 2005, the Board of Directors amended the 2002 SAR plan to eliminate the timely exercise requirement for an employee to receive payment for vested SARs and to permit employees to make two separate one-time elections, 1) to receive payment for SARs as they vest each year or when fully vested and 2) to receive payment for SARs already vested.

Vesting. Grants to employees vest at 20% per year; grants to members of the Company’s Board of Directors vest ratably over each member’s then-current term of office. The 2002 SAR Plan contains a provision for accelerated vesting in the event of death, disability or a change in control of the Company or in other circumstances.

Payments. A grantee has the right to receive payment for vested SARs equal to the difference between the appraised value of a share of Alion common stock as of the grant date and the appraised value of a share of Alion common stock as of the exercise date based on the most recent valuation of common stock held by the ESOP Trust. Under the 2004 amendment to the 2002 SAR Plan, SARs are normally paid at the time the award becomes fully vested, or else upon the SAR holder’s earlier death, disability or termination of service. However, a grantee may request payment for any portion of an SAR that was vested on or before December 31, 2004 at any time, and can continue to hold such unexercised SARs for up to 60 days after the date at which a grant becomes completely vested. The 2002 SAR Plan permits the Compensation Committee to defer payments if it determines that payment is administratively impracticable or would jeopardize the solvency of the Company (provided that such impracticability or insolvency was unforeseeable as of the grant date), or if the payment would violate a loan covenant or similar contract, or not be deductible under Section 162(m) of the Internal Revenue Code, or if the payment would violate U.S. federal securities laws or other applicable law.

As of September 30, 2007, the Company had granted under the 2002 SAR Plan, 236,400 SARs, of which approximately 120,316 SARs remain outstanding.

2004 SAR Plan

On January 13, 2005, the Company’s Board of Directors adopted a second SAR plan, the Alion Science and Technology Corporation 2004 Stock Appreciation Rights Plan (the 2004 SAR Plan), to comply with the deferred compensation provisions of the American Jobs Creation Act of 2004. The 2004 SAR Plan is administered by the Compensation Committee of the Board of Directors or its delegate (the administrative committee). The 2004 SAR Plan has a 10-year term and permits grants to Alion directors, officers, employees and consultants. Under the 2004 SAR Plan, the chief executive officer has the authority to award SARs, as he deems appropriate; however, awards to executive officers are subject to the approval of the administrative committee of the 2004 SAR Plan. Outstanding SAR awards cannot exceed the equivalent of 12 percent of the Company’s outstanding shares of common stock on a fully diluted basis (assuming the exercise of any outstanding options, warrants and rights including, without limitation, SARs, and assuming the conversion into stock of any outstanding securities convertible into stock), which amount may be adjusted in the event of a merger or other significant corporate transaction or in other special circumstances. As per the 2002 SAR Plan, awards may not be made to a “disqualified person.”

Vesting. Awards to employees vest ratably over four years and awards to directors vest ratably over each director’s term of service. The 2004 SAR Plan contains a provision for accelerated vesting in the event of death, disability or a change in control of the Company or in other special circumstances.

Payments. SARs are normally paid on the first anniversary of the date the award becomes fully vested, or else upon the SAR holder’s earlier death, disability or termination of service, or change in control. Under the 2004 SAR Plan, a SAR holder may elect to defer the proceeds of the SAR into the Alion Science and Technology Corporation Executive Deferred Compensation Plan for a 5-year period, if he or she is eligible for such plan, by filing a deferral election with the Company at least one year in advance of the payment event. The 2004 SAR Plan permits the Compensation Committee to defer payments if it determines that payment is administratively impracticable or would jeopardize the solvency of the Company (provided that such impracticability or insolvency was unforeseeable as of the grant), or if the payment would violate a loan covenant or similar contract, or not be deductible under Section 162(m) of the Internal Revenue Code or if the payment would violate U.S. federal securities laws or other applicable law.

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

Amendment. In November 2005, the Board of Directors amended the 2004 SAR Plan to permit employees to make a one-time election to receive payment for SARs as they vest each year or when fully vested and to eliminate the timely exercise requirement for an employee to receive payment for vested SARs.

As of September 30, 2007, the Company had granted, under the 2004 SAR Plan, 809,515 SARs of which approximately 673,288 SARs remaining outstanding. There were no grants of SARs to the Named Executive Officers pursuant to the Company’s stock appreciation rights plans during the year ended September 30, 2007.

Subject to certain restrictions under the respective SAR plan, our Board of Directors may amend or terminate either SAR plan at any time.

Grants of Plan-Based Awards

The following table sets forth information concerning grants of plan-based awards to the named executive officers during fiscal year 2007:

								All
								other
								stock	All
								awards:	other		Grant
								Number	SAR	Exercise	date
								of	awards:	or	fair
								shares	Number	base	value
								of	of	price	of stock
								stock	securities	of	and
								or	underlying	SAR	SAR
	Grant	Estimated future payments under Non-equity incentive plan awards(1)			Estimated future payments under Equity incentive plan awards(2)			units	options	awards	awards
Name	date	Threshold	Target	Maximum	Threshold	Target	Maximum	(#)(3)	(#)	($/Sh)	(4)

Bahman Atefi	11/14/2006	—	—	—	—	—	—	24,378	—	—	$1,000,000
Stacy Mendler	11/14/2006	—	—	—	—	—	—	10,726	—	—	$440,000
Jack Hughes	11/14/2006	—	—	—	—	—	—	10,239	—	—	$420,000
Rob Goff	11/14/2006	—	—	—	—	—	—	3,657	—	—	$150,000
Scott Fry	11/14/2006	—	—	—	—	—	—	4,876	—	—	$200,000
Randy Crawford	11/14/2006	—	—	—	—	—	—	4,876	—	—	$200,000

(1)	Threshold, target and maximum amounts do not apply to the Company’s bonus program.

(2)	Threshold, target and maximum amounts only apply to performance based phantom stock, and not to retention based phantom stock. Only retention based phantom stock was issued to the Named Executive Officers in fiscal year 2007.

(3)	This column represents the amount of Phantom stock awards given to the Named Executive Officers.

(4)	The share price at the grant date of November 14, 2006 was $41.02.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning SAR and Phantom Stock awards held by the named executive officers during fiscal year 2007:

	SAR Awards				Phantom Stock Awards
	Number of
	securities	Number of
	underlying	securities			Number of	Market value of
	unexercised	underlying	SAR		shares or	shares or units of
	SARs	unexercised SARs	exercise		units of stock that	stock that have not
	(#)	(#)	price		have not vested	vested (4)
Name	Exercisable	Unexercisable	($)	SAR expiration date	(#)	($)

Bahman Atefi	—	—	—	—	208,262	$8,340,893
Stacy Mendler	—	—	—	—	106,025	$4,246,341
Jack Hughes	—	—	—	—	116,277	$4,656,894
Rob Goff(1)	—	240	$10.00	12/23/07	38,172	$1,528,789
(2)	—	1,000	$14.71	12/01/08	—	—
Scott Fry(3)	2,000	2,000	$19.94	12/01/09	10,309	$412,875

(1)	In December 2002, Mr. Goff was awarded 1,200 SARs at the exercise price of $10.00 per share, of which 240 SARs were outstanding as of September 30, 2007.

(2)	In December 2003, Mr. Goff was awarded 2,500 SARs at the exercise price of $14.71 per share, of which 1,000 SARs were outstanding as of September 30, 2007.

(3)	In February 2005, Mr. Fry was awarded 4,000 SARs at the exercise price of $19.94 per share, all of which were outstanding as of September 30, 2007.

(4)	The market value is based on the share price of $40.05 as of September 30, 2007.

SAR Exercises and Phantom Stock Vested

The following table sets forth information concerning SARs exercised by the named executive officers and vesting of Phantom Stock awards to the named executive officers during fiscal year 2007.

	SAR Awards			Phantom Stock Awards
	Number of shares
	acquired on	Value realized on		Number of shares	Value realized on
	exercise	exercise		acquired on vesting	vesting
Name	(#)	($)		(#)	($)

Bahman Atefi	—	—		20,114	$805,564
Stacy Mendler	—	—		8,485	$339,809
Jack Hughes	—	—		3,860	$154,578
Rob Goff	240	$7,445	(1)	680	$27,226
	500	$13,155	(2)
Scott Fry	—	—		627	$25,107
Randy Crawford	—	—		9,610	$384,865

(1)	Based on the exercise price of $10.00 per share and the December 27, 2006 share price of $41.02 per share.

(2)	Based on the exercise price of $14.71 per share and the December 27, 2006 share price of $41.02 per share.

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

None of the Named Executive Officers elected to defer their compensation to any non-tax qualified defined contribution or other plan during fiscal year 2007.

Other Potential Post-Termination Payments

We have entered into agreements and arrangements with our named executive officers that would provide them with certain payments and benefits in the event that the Company is subject to a change in control or termination without cause, which are described below:

Severance Agreements. We have entered into severance agreements with each of our named executive officers, which provide that if the officer is involuntarily terminated without cause or terminated following a change in control, he or she will be entitled to receive lump sum cash payment as set forth in their individual employment agreements. The named executive officers are entitled to receive Consolidated Omnibus Budget Reconciliation Act (“COBRA”) benefits for 18 months following termination. In addition, each named executive officer is entitled to receive outplacement services; provided, however, that under no circumstances shall outplacement services be provided beyond the December 31 of the second calendar year following the calendar year in which the named executive officer’s separation from service occurred.

Stock Incentive and Deferred Compensation Plans. Under the terms of our stock incentive and deferred compensation plans, all unvested stock, options and deferred compensation awards held by the named executive officers, are subject to accelerated vesting following termination,

The following table sets forth our estimates regarding the potential value of any cash payments and benefits and accelerated vesting of stock awards to be received by the named executive officers under their employment agreements and plans, assuming that a change in control of the Company occurred on the last business day of fiscal 2007.

Termination by the Company without Cause;
Termination by Executive based upon Constructive Termination;
Termination in the event of Death or Disability;
Termination upon Expiration of the Employment Agreement due to Company Election Not to Extend

		Early Vesting
	Severance	of Stock
	Amount	Awards	Other	Total
Name	(a)	(b)	(c)	(d)

Bahman Atefi	$2,060,000	$8,340,893	$25,000	$10,425,893
Stacy Mendler	$757,569	$4,246,341	$25,000	$5,028,910
Jack Hughes	$735,792	$4,656,894	$25,000	$5,417,686
Rob Goff	$470,027	$1,528,789	$25,000	$2,023,816
Scott Fry	$450,054	$412,875	$25,000	$887,929

(a)	Represents a cash payment of a certain percentage of the annual salary payable to the executive and a certain percentage of the bonus that would have been earned by the executive as of such date, the latter of which was based upon the Company’s actual bonus payment for performance for fiscal year 2007.

Name	Salary	Bonus

Bahman Atefi	200%	200%
Stacy Mendler	150%	150%
Jack Hughes	150%	150%
Rob Goff	100%	100%
Scott Fry	100%	100%

(b)	Represents the value of the stock and stock option awards held by the executive and unvested as of September 30, 2007. In the case of stock awards, the value of the unvested awards is the number of unvested shares multiplied by the closing market of the Company’s stock on September 30, 2007. In the event of SAR awards, the value of the unvested awards is the number of unvested shares multiplied by the difference between the share price of the Company’s stock on September 30, 2007 and the exercise price for each such SAR award. The amount in this column applies and would be received by the executive if the termination occurs within one year following the execution of a definitive agreement for a change of control, which transaction is subsequently consummated.

(c)	Represents outplacement services in an amount not to exceed $25,000 with a firm selected by the Company and at the reasonable expense of the Company; provided, however, that under no circumstances shall such outplacement services be provided beyond the December 31 of the second calendar year following the calendar year in which the executive’s separation from service occurred.

In addition, the Company is obligated to pay the executive, if eligible for and elects to receive, medical and/or dental benefits pursuant to the provisions of COBRA for himself and/or any qualifying beneficiaries. The Company shall pay on the executive’s behalf the amount of the applicable COBRA that exceeds the amount of premium payable by the executive for the same level of coverage immediately prior to the effective date of termination.

(d)	Represents the maximum amount that the executive can receive, including in the event the executive is entitled to full vesting of his or her stock and SARs in the event of a termination occurring within one year following the execution of a definitive agreement for a change in control, which transaction is subsequently consummated.

Director Compensation

	Fees			Non-equity	Change in
	earned or	Phantom		incentive	nonqualified
	paid in	Stock	SAR	plan	deferred	All other
	cash	awards	awards	compensation	compensation	compensation	Total
Name	($)(1)	($)(2)	($)	($)	earnings	($)(3)	($)

Bahman Atefi	—	—	—	—	—	—	—
Edward C. (Pete) Aldridge, Jr.	$37,500	$35,000	—	—	—	—	$72,500
Leslie Armitage	$41,500	$35,000	—	—	—	—	$76,500
Lewis Collens	$36,000	$35,000	—	—	—	$2,398	$73,398
Admiral (Ret.) Harold W. Gehman, Jr.	$45,000	$35,000	—	—	—	$1,425	$81,425
Donald E. Goss	$43,000	$35,000	—	—	—	$4,889	$82,889
General (Ret.) George A. Joulwan	$43,000	$35,000	—	—	—	—	$78,000
General (Ret.) Michael E. Ryan	$45,000	$35,000	—	—	—	$4,497	$84,497

(1)	This column represents the total fees including the annual retainer fee made to the non-employee directors. The Company’s employee directors do not receive any additional compensation for their services as members of the Board of Directors. For the year ended September 30, 2007, the Company’s non-employee directors received an annual retainer of $25,000, payable in quarterly installments, for their services as members of the Board of Directors. As of October 1, 2007, the annual retainer increased to $30,000. These services include preparation for and attendance in person at four Board of Directors meetings per year and all committee meetings that take place on the same day as a full Board of Directors meeting. In addition, each director receives a fee of $2,500 for in-person attendance at each additional Board of Directors meeting, and $1,000 for telephone attendance at each additional Board of Directors meeting. The chairman of the Audit and Finance Committee receives $7,500 per year for each year he or she serves in such capacity. The other board committee chairmen receive $5,000 per year for each year he or she serves in such capacity. Board committee members receive $1,000 per committee meeting if the committee meeting occurs on a day other than the day of a full Alion Board of Directors meeting. Alion reimburses directors for reasonable travel expenses in connection with attendance at Board of Directors and board committee meetings.

(2)	The awards represent a grant made to directors of the Company. For the year ended September 30, 2007, each of the Company’s non-employee directors received an annual award of $35,000 in shares of phantom stock under our Director Phantom Stock Plan. As of October 1, 2007, the annual award increased to $40,000 in shares of phantom stock. Each award vests ratably over a three year period. The stock awards will vest over a period of 3 years from the respective grant date. The amount in this column represents the expense amount recognized by the Company for fiscal year 2007 under Financial Accounting Standard Board Statement of Financial Accounting Standards No 123 (revised 2004) Share-Based Payment (FAS 123R). The Company’s calculation of the expense amount for FAS 123R purposes is based on a model that includes subjective assumptions, which are set forth in and discussed in more detail in the footnotes to the financial statements for the Company contained in this annual report. The Company’s directors also have the option to participate in a deferred compensation plan for tax deferral of their annual compensation and/or payments to be made upon exercise of their phantom stock awards. For more information about the Alion Science and Technology Corporation Director Phantom Stock Plan, please read Item 11. “Executive Compensation — Phantom Stock Plans — Director Phantom Stock Plan.”

(3)	The amounts included in this column represent the amount paid by the Company for travel expenses for the Board of Directors meetings.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee are Harold Gehman (Chairman), Leslie Armitage, Lewis Collens, George Joulwan, and Pete Aldridge. None of the members, during the fiscal year, was an officer or employee of our Company, formerly an officer of the Company or involved in a related party transaction. Dr. Atefi is a member of the board of trustees of IIT where Mr. Collens was the President up until July 2007. Dr. Atefi is the President and Chief Executive Officer of the Company.

Compensation Committee Report

The Compensation, Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report.

THE COMPENSATION COMMITTEE
Harold Gehman, Jr., Chairman
Pete Aldridge, Jr., Committee Member
Leslie Armitage, Committee Member
Lewis Collens, Committee Member
George Joulwan, Committee Member

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The following table sets forth certain information as of September 30, 2007, regarding the beneficial ownership of the Company’s common stock by certain beneficial owners and all directors and Named Executive Officers, both individually and as a group. The Company knows of no other person not disclosed herein beneficially owning more than 5% of the Company’s common stock. The address of the beneficial owner (as required) and the dates applicable to the beneficial ownership indicated are set forth in the footnotes below.

		Amount and Nature
		of Beneficial		Percentage
Name of Beneficial Owner	Title of Class	Ownership		of Class(1)

Five Percent Security Holders:
Illinois Institute of Technology(2)	Common stock	1,080,437	(3)	17.7
Directors(4) and Executive Officers:
Bahman Atefi	Common stock	67,707	(5)	1.3
Jack Hughes	Common stock	5,870	(5)	*
Stacy Mendler	Common stock	72,771	(5)	1.5
Rob Goff	Common stock	11,514	(5)	*
Scott Fry	Common stock	3,434	(5)	*
All Directors and Executive Officers as a Group (5 Persons)	Common stock	161,296	(5)	3.2

*	less than 1%.

(1)	Applicable percentages based on 5,012,934 shares outstanding on September 30, 2007, and also includes shares of common stock subject to warrants that may be exercised within 60 days of September 30, 2007. Such shares are deemed to be outstanding for the purposes of computing the percentage ownership of the individual or entity holding the shares, but are not deemed outstanding for purposes of computing the percentage of any other person shown in the table. This table is based upon information in the Company’s possession and believed to be accurate. Unless indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(2)	Illinois Institute of Technology’s address is 3300 South Federal Street, Chicago, IL 60616.

(3)	The number of shares deemed to be beneficially held by IIT represents currently exercisable warrants held by IIT under the Subordinated Warrant for an aggregate of 1,080,437 shares of common stock.

(4)	No directors (other than Dr. Atefi) are believed by the Company to be beneficial owners of its common stock.

(5)	Includes beneficial ownership of shares of Alion’s common stock pursuant to the Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan, which the Company refers to as the KSOP.

Changes in Control

The Company does not know of any arrangements, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Since the beginning of the Company’s last fiscal year, including any currently proposed transactions, no directors, executive officers or immediate family members of such individuals were engaged in transactions with us or any subsidiary involving more than $120,000, other than the arrangements described in the section “Executive Compensation.”

In accordance with our Audit and Finance Committee Charter and procedures established by the committee, our Audit and Finance Committee is responsible for reviewing and approving the terms and conditions of all related party transactions. Any material financial transaction with a director or executive officer of our company or a member of the immediate family of a director or officer would need to be approved by our Audit and Finance Committee prior to our company entering into such transaction.

Independent Directors

At least a majority of the Company’s directors meet the test of “independence” as defined by the listing standards of AMEX. The AMEX standards provide that to qualify as an “independent” director, in addition to satisfying certain bright-line criteria, the board of directors must affirmatively determine that a director has no material relationship with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company). Our board of directors has determined that Pete Aldridge, Jr., Leslie Armitage, Lewis Collens, Harold Gehman, Jr., Donald Goss, George Joulwan, and Michael Ryan, satisfy the bright-line criteria and that none has a relationship with the Company that would interfere with such person’s ability to exercise independent judgment as a member of the board. Therefore, we believe that each of such directors is independent under the AMEX rules.

The Audit and Finance Committee is currently comprised of Donald Goss, Leslie Armitage, Harold Gehman, Jr., and Michael Ryan. All members of the Audit and Finance Committee are independent in accordance with the listing standards of the AMEX.

The Compensation Committee is currently comprised of Harold Gehman, Jr., Pete Aldridge, Jr., Leslie Armitage, Lewis Collens and George Joulwan. All members of the Compensation Committee are independent in accordance with the listing standards of the AMEX.

The Governance and Compliance Committee is currently comprised of Michael Ryan, Bahman Atefi, George Joulwan and Harold Gehman, Jr. All members of the Governance and Compliance Committee, excluding Bahman Atefi, are independent in accordance with the listing standards of the AMEX.

Item 14.	Principal Accountant Fees and Services

Consistent with the charter of the Audit and Finance Committee, the Committee is responsible for engaging the Company’s independent auditors. Beginning with the year ended September 30, 2003, all audit and permitted non-audit services require pre-approval by the Audit and Finance Committee. The full Committee approves proposed services and fee estimates for these services. During fiscal years 2007 and 2006 all services performed by the auditors were pre-approved by the Committee.

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

Fee Category	2007	2006

Audit Fees(1)	$1,045,145	$1,235,970
Audit-Related Fees(2)	230,625	292,646
Tax Fees and All Other Fees	56,775	58,866

Total Fees	$1,332,545	$1,587,482

(1)	Audit fees consist of fees for the audit of the Company’s financial statements, the review of the interim financial statements included in the Company’s quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of the Company’s financial statements and which are not reported under “Audit Fees”. In fiscal years 2006 and 2007, these services related to audit services provided in conjunction with acquisitions, accounting consultations, and audits of employee benefit plans. In fiscal years 2007 and 2006, these services related to audit of employee benefit plan and Sarbanes-Oxley Section 404 assistance. These services were approved by the Audit and Finance Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Consolidated Financial Statements of Alion Science and Technology Corporation
Reports of Independent Registered Public Accounting Firm
Consolidated Financial Statements:
Consolidated Balance Sheets as of September 30, 2007 and 2006
Consolidated Statements of Operations for the years ended September 30, 2007, 2006 and 2005
Consolidated Statements of Shareholder’s Equity (Deficit), for the years ended September 30, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the years ended September 30, 2007, 2006 and 2005
Notes to Consolidated Financial Statements
(b) Consolidated Financial Statement Schedule
Schedule II — Valuation and Qualifying Accounts (in thousands)

	Balance at	Charged to				Balance at
	Beginning	Costs and				End of
Allowance for Doubtful Accounts Receivable	of Year	Expenses	Deductions(1)	Acquisitions		Year

Fiscal year ended 2007	$3,961	$2,176	$(865)	$—		$5,272
Fiscal year ended 2006	$3,539	$667	$(462)	$217	(2)	$3,961
Fiscal year ended 2005	$2,896	$700	$(970)	$913	(3)	$3,539

(1)	Accounts receivable written off against the allowance for doubtful accounts.

(2)	Adjustments pursuant to the allocation of purchase price to assets acquired and liabilities assumed in Alion’s acquisitions of BMH, WCI, MA&D and the Anteon Contracts.

(3)	Adjustments pursuant to the allocation of purchase price to assets acquired and liabilities assumed in Alion’s acquisitions of CATI, METI, and JJMA.

(c) Exhibits

Exhibit
No.	Description

3.2	Amended and Restated By-laws of Alion Science and Technology Corporation.(24)
3.3	Third Amended and Restated Certificate of Incorporation of Alion Science and Technology Corporation.(15)
4.1	Indenture dated as of February 8, 2007, among Alion Science and Technology Corporation, certain subsidiary guarantors and Wilmington Trust Company, as trustee.(27)
4.2	Form of 10.25% Senior Notes due 2015.(27)
4.3	Amended and Restated Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(28)
4.4	First Amendment to Amended and Restated Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(30)
10.1	Seller Note Securities Purchase Agreement by and between IIT Research Institute and Alion Science and Technology Corporation (“Seller Note Agreement’).(2)
10.2	Seller Warrant Agreement by and among Alion Science and Technology Corporation, IIT Research Institute and Alion Science and Technology Employee Ownership, Savings and Investment Trust (“Seller Warrant Agreement”).(3)
10.3	Rights Agreement by and among Alion Science and Technology Corporation, IIT Research Institute and Alion Science and Technology Employee Ownership, Savings and Investment Trust.(2)
10.4	Term B Senior Credit Facility (the “Credit Agreement”) that includes a revolving credit facility and Term B note, by and among Credit Suisse First Boston as arranger, various lenders, and Alion Science and Technology Corporation.(8)
10.5	First Amendment to the Seller Warrant Agreement.(8)
10.6	Second Amendment to the Seller Warrant Agreement.(9)
10.7	Commitment letter agreement by and between Alion Science and Technology Corporation and Credit Suisse First Boston.(10)
10.8	Third Amendment to the Seller Warrant Agreement.(11)
10.9	Stock Purchase Agreement by and among Alion Science and Technology Corporation, John J. McMullen Associates, Inc., Marshall and Ilsley Trust Company, N.A. as Trustee to the John J. McMullen, Inc. Employee Stock Ownership Trust and P. Thomas Diamant, Anthony Serro, and David Hanafourde.(12)
10.10	Incremental Term Loan Assumption Agreement and Amendment No. 1 under the Credit Agreement .(13)
10.11	Employment Agreement between Alion Science and Technology Corporation and Anthony Serro.(14)*
10.12	Employment Agreement between Alion Science and Technology Corporation and P. Thomas Diamant.(14)*
10.13	Alion Science and Technology Corporation Board of Directors Phantom Stock Plan.(16)*
10.14	Amended and Restated Alion Science and Technology Corporation Phantom Stock Plan.(16)*
10.15	Amended and Restated Alion Science and Technology Corporation Performance Shares and Retention Phantom Stock Plan.(16)*
10.16	Amended and Restated Alion Science and Technology Corporation 2002 Stock Appreciation Rights Plan.(16)*
10.17	Amended and Restated Alion Science and Technology Corporation 2004 Stock Appreciation Rights Plan.(16)*
10.18	Amended and Restated Alion Science and Technology Corporation Executive Deferred Compensation Plan.(16)*
10.19	Amended and Restated Alion Science and Technology Corporation Director Deferred Compensation Plan.(16)*

Exhibit
No.	Description

10.20	Commitment letter by and between Alion Science and Technology Corporation, Credit Suisse and Credit Suisse Securities (USA) LLC.(18)
10.21	Incremental Term Loan Assumption Agreement and Amendment No. 2 under the Credit Agreement.(19)
10.22	Fourth Amendment to the Seller Warrant Agreement.(20)
10.23	Mezzanine Warrant Redemption Agreement by and between Alion Science and Technology Corporation and Illinois Institute of Technology.(20)
10.24	Alion Mezzanine Warrant Redemption Agreement by and among Alion Science and Technology Corporation, Alion Science and Technology Employee Ownership, Savings and Investment Trust and Bahman Atefi.(20)
10.25	Asset Purchase Agreement dated as of June 4, 2006, by and between Anteon Corporation, Alion Technical Services Corporation and Alion Science and Technology Corporation.(21)
10.26	Incremental Term Loan Assumption Agreement and Amendment No. 3 under the Credit Agreement.(21)
10.27	Bridge Loan Agreement dated as of June 30, 2006, by and among Alion Science and Technology Corporation, HFA, METI, CATI, JJMA, BMH, WCI, MA&D, CS, and the lenders party thereto (“Bridge Loan Agreement”).(21)
10.28	Closing Letter Agreement dated as of June 30, 2006, by and among Alion Science and Technology Corporation, Alion Technical Services Corporation and Anteon Corporation.(21)
10.29	First Amendment to Seller Note Agreement.(21)
10.30	Commitment letter by and between Alion Science and Technology Corporation, Credit Suisse and Credit Suisse Securities (USA) LLC.(22)
10.31	Amendment No. 1 to Bridge Loan Agreement.(25)
10.32	Incremental Term Loan Assumption Agreement under the Credit Agreement.(26)
10.33	Purchase Agreement dated January 26, 2007 among Alion Science and Technology Corporation, certain subsidiary guarantors and Credit Suisse Securities (USA) LLC.(27)
10.34	Amendment No. 4 to the Credit Agreement.(27)
10.35	Registration Rights Agreement dated February 8, 2007 among Alion Science and Technology Corporation, certain subsidiary guarantors and Credit Suisse Securities (USA) LLC.(27)
10.36	Employment Agreement between Alion Science and Technology Corporation and Dr. Bahman Atefi.(29)*
10.37	Employment Agreement between Alion Science and Technology Corporation and Stacy Mendler.(31)*
10.38	Employment Agreement between Alion Science and Technology Corporation and John M. Hughes.(31)*
10.39	Employment Agreement between Alion Science and Technology Corporation and James Fontana.*
10.40	Employment Agreement between Alion Science and Technology Corporation and Rob Goff.(31)*
10.41	Employment Agreement between Alion Science and Technology Corporation and Scott Fry.*
10.42	Employment Agreement between Alion Science and Technology Corporation and Buck Buchanan.*
10.43	Incremental Term Loan Assumption Agreement under the Credit Agreement.(32)
12	Computation of Ratios
14	Code of Ethics(33)
16	Letter from KPMG LLP dated May 31, 2006.(23)

Exhibit
No.	Description

21	Subsidiaries of Alion Science and Technology Corporation are wholly-owned (either directly or indirectly) by Alion Science and Technology Corporation:
(i) Human Factors Applications, Inc., incorporated in the Commonwealth of Pennsylvania,
(ii) Innovative Technology Solutions Corporation, incorporated in the State of New Mexico,
(iii) Alion-IPS Corporation, incorporated in the Commonwealth of Virginia,
(iv) Alion-METI Corporation, incorporated in the Commonwealth of Virginia,
(v) Alion-CATI Corporation, incorporated in the State of California,
(vi) Alion-JJMA Corporation, incorporated in the State of New York,
(vii) Alion Technical Services Corporation, incorporated in the Commonwealth of Virginia,
(viii) Alion Technical Services Corporation, incorporated in the State of Delaware,
(ix) Alion Canada (U.S.), Inc., incorporated in the State of Delaware,
(x) Alion Science and Technology (Canada) Corporation, incorporated in the Province of Nova Scotia,
(xi) Alion-BMH Corporation, incorporated in the Commonwealth of Virginia,
(xii) Washington Consulting, Inc., incorporated in the Commonwealth of Virginia,
(xiii) Alion-MA&D Corporation, incorporated in the State of Colorado,
(xiv) Washington Consulting Government Services, Inc., incorporated in the Commonwealth of Virginia, and
(xv) LogConGroup, Inc., incorporated in the State of Iowa.
23.1	Consent of Deloitte and Touche LLP.
23.2	Consent of KPMG LLP.
31.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation pursuant to 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the Company’s Pre-Effective Amendment No. 3 to the Registration Statement on Form S-1 filed with the SEC on October 7, 2002.

(2)	Incorporated by reference from the Company’s Post-Effective Amendment No. 3 to the Registration Statement on Form S-1 filed with the SEC on March 24, 2003.

(3)	Incorporated by reference from the Company’s December 2002 Form 10-Q filed with the SEC on February 3, 2003.

(4)	Incorporated by reference from the Company’s August 2003 Form 10-Q filed with the SEC on July 4, 2003.

(5)	Incorporated by reference from the Company’s Registration Statement on Form S-8 filed with the SEC on April 28, 2004.

(6)	Incorporated by reference from the Company’s March 2004 Form 10-Q filed with the SEC on May 17, 2004.

(7)	Incorporated by reference from the Company’s June 2004 Form 10-Q filed with the SEC on August 13, 2004.

(8)	Incorporated by reference from the Company’s September 2004 Form 10-K filed with the SEC on December 28, 2004.

(9)	Company’s Post-effective Amendment No. 5 to the Registration Statement on Form S-1 filed with the SEC on January 24, 2005.

(10)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on March 9, 2005.

(11)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on March 14, 2005.

(12)	Incorporated by reference from the Company’s Form 8-K/A filed with the SEC on April 6, 2005.

(13)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on April 6, 2005.

(14)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on April 7, 2005.

(15)	Incorporated by reference from the Company’s March 2005 Form 10-Q filed with the SEC on May 13, 2005.

(16)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on December 2, 2005.

(17)	Incorporated by reference from the Company’s September 2004 Form 10-K filed with the SEC on January 31, 2006.

(18)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on February 23, 2006.

(19)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on March 29, 2006.

(20)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on March 31, 2006.

(21)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on June 7, 2006.

(22)	Incorporated by reference from the Company’s June 2006 Form 10-Q filed with the SEC on August 14, 2006

(23)	Incorporated by reference from the Company’s Form 8-K/A filed with the SEC on June 1, 2006.

(24)	Incorporated by reference from the Company’s September 2006 Form 10-K filed with the SEC on December 1, 2006.

(25)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on December 14, 2006.

(26)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on January 10, 2007.

(27)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on February 8, 2007.

(28)	Incorporated by reference from the Company’s Form S-4 filed with the SEC on April 30, 2007.

(29)	Incorporated by reference from the Company’s Form S-4 (8-K) filed with the SEC on June 21, 2007.

(30)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on July 13, 2007.

(31)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on July 20, 2007.

(32)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on July 20, 2007.

(33)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on November 15, 2007.

*	Denotes management contract and/or compensatory plan/arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alion Science and Technology Corporation
(Registrant)

By:	/s/ Bahman Atefi
Bahman Atefi
Chairman, Chief Executive Officer and Director

Date: December 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bahman Atefi Bahman Atefi	Chairman, Chief Executive Officer and Director	December 28, 2007

/s/ John M. Hughes John M. (Jack) Hughes	Chief Financial Officer (Principal Financial Officer)	December 28, 2007

/s/ Gary N. Amstutz Gary N. Amstutz	Senior Vice President and Executive Director of Finance	December 28, 2007

/s/ Leslie L. Armitage Leslie Armitage	Director	December 28, 2007

/s/ Lewis Collens Lewis Collens	Director	December 28, 2007

/s/ Harold W. Gehman, Jr. Harold Gehman	Director	December 28, 2007

/s/ Donald E. Goss Donald E. Goss	Director	December 28, 2007

/s/ George A. Joulwan George A. Joulwan	Director	December 28, 2007

/s/ Michael E. Ryan Michael E. Ryan	Director	December 28, 2007

/s/ Edward C. Aldridge, Jr. Edward C. (Pete) Aldridge, Jr.	Director	December 28, 2007

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to security holders.