Form 10-K/A
period 2007-09-30
ALION SCIENCE & TECHNOLOGY CORP
filed 2008-03-12
CIK 1166568

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

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

Documents Incorporated by Reference:
None

EXPLANATORY NOTE

Alion Science and Technology Corporation (“Alion” or the “Company”) has restated its consolidated financial statements as of September 30, 2007 and 2006, and for the years ended September 30, 2007, 2006 and 2005. This restatement arose from two issues that management determined during the second quarter of fiscal year 2008:

1) The Company has restated its consolidated balance sheet to classify its common stock in accordance with Section 210.5-02(28) of Regulation S-X. The Alion Science and Technology Corporation Employee Stock Ownership, Savings and Investment Trust (the ESOP Trust) is holder of record of all of Alion’s common stock for the benefit of participants in the Alion Science and Technology Corporation Employee Stock Ownership Plan (ESOP). Participants or beneficiaries are entitled to a distribution of the fair value of their vested ESOP account balance upon death, disability, retirement or termination of employment. The Company can choose whether to make a distribution in cash or shares of Alion common stock. The Internal Revenue Code and the Employee Retirement Income Security Act require that if Alion distributes common stock to a participant or beneficiary, the Company must provide a put option to permit the recipient to sell the stock back to the Company at the estimated fair value price per share. Although the Company and the ESOP retain the right to delay distributions consistent with the terms of the plan and to control the circumstances of future distributions, eventual redemption of shares of Alion common stock is deemed to be outside the Company’s control. As a result, in accordance with Section 210.5-02(28) of Regulation S-X, shares of common stock held by the ESOP Trust will be presented as “Redeemable common stock” on the Company’s consolidated balance sheet and not as permanent capital under “Shareholder’s equity.” The reclassification had no impact on the Company’s results of operations for any period presented or compliance with covenants related to any credit facilities for the fiscal years presented.

2) The Company erred in its statement of cash flows in the presentation of certain stock redemptions that occurred in late July and early August 2007. Total reported cash flow was correct. The Company overstated cash used in operations and cash provided by financing activities by approximately $23 million.

The Company has revised the following disclosures:

•	The Company updated the goodwill, earn-out obligations and intangibles amounts for Washington Consulting and Anteon in Item 6 to conform to the amounts presented in the Notes to the Financial Statements.

•	The Company updated its selected financial data in Item 6 to include outstanding subordinated debt in long term debt excluding current portion.

•	The Company updated the cash paid for taxes for the three years ended September 30, 2007 on the statement of cash flows. The original amounts in the Form 10-K incorrectly included cash paid for other taxes as well as income taxes.

•	The Company removed the marketable securities paragraph from the significant accounting policies footnote as the Company did not have marketable securities in fiscal years 2007 or 2006.

•	The Company updated the intangibles accounting policy to state that intangibles are amortized as the economic benefits are consumed, instead of amortized using the straight-line method.

•	The Company updated the “Leases” Note to the Financial Statements regarding the lease payments and the composition of total rent expense for fiscal years 2005, 2006 and 2007.

•	The Company reclassified its $1.5 million investment in VectorCommand Ltd. to other non-current assets from other current assets in its balance sheets as of September 30, 2007 and 2006.

The following sections in this report have been amended as a result of the restatement:

•	Part II — Item 6. Selected Financial Data;

•	Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Part II — Item 8. Financial Statements and Supplementary Data:

•	Part II — Item 9A. Controls and Procedures; and

•	Part III — Item 15. Exhibits and Financial Statement Schedules.

This Form 10-K/A generally does not reflect events occurring after the filing of the original Form 10-K with the Securities and Exchange Commission on December 28, 2007. The entire Form 10-K has been re-filed in this Form 10-K/A.

Information not affected by the foregoing is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-K with the Securities and Exchange Commission on December 28, 2007.

In addition to the above changes, the certifications in exhibits 31.1, 31.2 and 32 have been updated to the most recent date.

ALION SCIENCE AND TECHNOLOGY CORPORATION

FORM 10-K/A

PART I

Item 1.	Business

Some of the statements under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this annual report on Form 10-K/A constitute forward-looking statements, which involve known and unknown risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions and are for illustrative purposes only. These statements may be identified by the use of words such as “believe,” “expect,” “intend,” “plan,” “anticipate,” “likely,” “forecast,” “projections,” “could,” “estimate,” “may,” “potential,” “should,” “would” and similar expressions and may also include references to assumptions.

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

•	Frequency Assignment & Certification Engineering Tool (FACETtm): this software tool automates the assignment of radio frequencies, which we refer to as spectrum management, in a way that is designed to minimize interference between multiple users of the radio frequency spectrum.

•	Advanced Cosite Analysis Tool (ACATtm): this software tool is designed to permit co-location of numerous antennas on towers, rooftops and other platforms by predicting interference between the various systems and informing the user how to minimize interference.

•	Spectrum Monitoring Automatic Reporting and Tracking System (SMARTtm): this system characterizes the frequency usage in a given geographic area, allowing the customer to remotely monitor the spectrum to identify unauthorized users and to look for gaps in the spectrum usage.

•	X-IGtm: this software provides 3-D images for managing and displaying visuals of terrain and environment used in flight simulation and other training systems.

•	MobSimtm/SimViewertm: this software provides for tracking components across multiple modes of transportation (e.g., air, sea, rail and truck).

•	Virtual Oceantm: this software provides visualization of ship motions based on analytically correct representation of the seaway.

•	Countermeasurestm: we provide vulnerability/risk assessment software used to analyze and quantify physical or electronic security.

•	CaveDogtm: this product is a small, remote-controlled hemispherical, multi-spectral vision robot vehicle used for surveillance and reconnaissance.

•	Real Time Location System (RTLStm): this product is designed to enable customers to track thousands of users in a defined area, such as a seaport, a football stadium or an office building, using low cost antennas and badges.

•	Isis- 3Dtm: we provide fire code software with specific models for weapon thermal hazard response, including aerosol and radiation models.

•	PRISMtm: we provide software used for system level failure rate modeling with the ability to model both operating and non-operating failure rates. The system considers non-component failure causes through process assessment.

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

Any costs we incur prior to the award of a new contract or prior to modification of an existing contract are at our own risk. This is a practice that is customary in our industry, particularly when a contractor has received oral advice of a contract award, but has not yet received the authorizing contract documentation. In most cases the contract is later executed or modified and we receive full reimbursement for our costs. We cannot be certain, however, when we commence work prior to authorization of a contract, that the contract will be executed or that we will be reimbursed for our costs. As of September 30, 2007, we had incurred $17.7 million in contract costs at our own risk.

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

	September 30,
	2007	2006	2005
	(In millions)

Backlog:
Funded	$360.0	$386.0	$193.0
Unfunded	4,669.0	3,861.0	2,581.0

Total	$5,029.0	$4,247.0	$2,774.0

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

	September 30,
	2007	2006	2005
	(In millions)

In-process	$250.0	$650.0	$276.0
Submitted	834.0	474.0	$1,121.0

Total	$1,084.0	$1,124.0	$1,397.0

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

	2007		2006		2005
			(In millions)

U.S. Department of Defense (DoD)	$655.9	88.9%	$451.8	88.8%	$324.1	87.8%
Other Federal Civilian Agencies	32.3	4.4%	$30.1	5.9%	$30.3	8.2%
Commercial and International	49.4	6.7%	$26.7	5.3%	$14.8	4.0%

Total	$737.6	100.0%	$508.6	100.0%	$369.2	100.0%

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

If we fail to recover at-risk contract costs, it may result in reduced fees or in losses.

Any costs we incur before the execution of a contract or contract renewal are incurred at our risk, and it is possible that the customer will not reimburse us for these costs. At September 30, 2007, we had at-risk costs of $17.7 million. While such costs were associated with specific anticipated contracts, we cannot be certain that contracts or contract renewals will be executed or that we will recover the related at-risk costs.

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

	2007(1)	2006(2)	2005(3)	2004 (4)	2003(5)
	(restated)	(restated)	(restated)	(restated)	(restated)
		(In thousands, except share and per share data)

Consolidated Operating Data:
Contract revenue	$737,587	$508,628	$369,231	$269,940	$165,917
Direct contract expenses	562,139	381,467	267,241	196,388	120,559
Operating expenses(6)	161,283	129,466	104,081	73,703	46,273

Operating income (loss)	14,165	(2,305)	(2,091)	(151)	(915)
Other expense(7)	(56,945)	(28,784)	(38,081)	(14,943)	(11,701)
Income tax (expense) benefit	10	(26)	(66)	(17)	—

Net loss	$(42,770)	$(31,115)	$(40,238)	$(15,111)	$(12,616)

Basic and diluted loss per share	$(8.35)	$(6.19)	$(9.50)	$(4.91)	$(6.05)
Basic and diluted weighted-average common shares outstanding	5,121,033	5,029,670	4,235,947	3,074,709	2,085,274
Consolidated Balance Sheet Data at End of Period:
Net accounts receivable	$186,660	$150,412	$80,898	$68,949	$42,775
Total assets	683,970	650,969	334,249	188,461	144,754
Current portion of long-term debt	14,541	2,816	1,404	468	5,000
Long-term debt, excluding current portion(8)	533,152	463,743	180,833	99,631	74,719
Redeemable common stock warrants	33,610	35,234	44,590	20,777	14,762
Redeemable common stock(9)	200,768	213,719	184,828	67,321	43,745
Accumulated deficit(9)	(260,147)	(221,009)	(164,354)	(57,573)	(25,845)
Other Data:
Depreciation and amortization	$21,824	$16,566	$17,771	$13,447	$9,553
Capital expenditures	10,687	5,227	2,233	3,678	1,329
Cash flows provided by (used in):
Operating activities(9)	$(5,008)	$(15,678)	$35,140	$5,675	$14,264
Investing activities	(25,438)	(284,423)	(78,017)	(23,625)	(61,428)
Financing activities(9)	39,375	265,078	75,938	22,173	47,652
Funded contract backlog(10)	360,000	386,000	193,000	161,000	107,000
Unfunded contract backlog(11)	4,669,000	3,861,000	2,581,000	1,793,000	1,435,000
Number of employees	3,402	3,575	2,508	1,880	1,604

(1)	During fiscal year 2007, the Company completed one acquisition as described below. The results of operations for the company acquired is included in Alion’s operations from the date of the acquisition. We acquired LogConGroup, Inc. on July 20, 2007. The Company acquired substantially all the assets of LogConGroup, Inc, a provider of logistics technology and total asset visibility management, for $1.7 million plus additional contingent earn-out obligations over a six year period which cannot exceed $0.9 million. As of September 30, 2007, the Company has recorded approximately $1.6 million in goodwill relating to this acquisition.

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

On June 30, 2006, the Company acquired from Anteon a group of assets consisting primarily of customer contracts for approximately $221.4 million. As of September 30, 2007, the Company has recorded approximately $34.7 million for purchased contracts and approximately $177.8 million in goodwill relating to this acquisition.

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

(5)	For fiscal year 2003 (October 1, 2002 to September 30, 2003), the operations data presented reflects approximately nine months of Alion operations since the Transaction occurred on December 20, 2002, which was at the end of IITRI’s first quarter of operations for fiscal 2003. During the period October 1, 2002 to December 20, 2002, Alion was organizationally a business shell, operationally inactive until the Transaction occurred.

(6)	Operating expenses include (i) transaction expenses of approximately $6.7 million for the year ended September 30, 2003, and (ii) conversion and roll-out expenses of approximately $1.5 million for the year ended September 30, 2003.

(7)	For the years ended September 30, 2007, 2006 and 2005, other income (expense) includes approximately $51.2 million, $29.7 million, and $38.7 million, respectively, in interest-related expense associated with the debt financing (which includes the related change in warrant valuation associated with the change in the share price of Alion stock) resulting from the acquisitions which were completed in fiscal years 2006 and 2005, as described above. Other income (expense) for the year ended September 30, 2004 includes a gain of approximately $2.1 million on the sale of the Company’s minority interest in Matrics Incorporated.

(8)	Long term debt as of September 30, 2007 includes subordinated debt, consistent with the presentation for prior years.

(9)	The redeemable common stock and accumulated deficit have been added to the Selected Financial Data. In addition, cash flows used in operating activities and financing activities for the year ended 2007 has been revised based upon the restatement, which is further described in footnote 21.

(10)	Funded backlog represents the total amount of contracts that have been awarded and whose funding has been authorized minus the amount of revenue booked under the contracts from their inception to date.

(11)	Unfunded backlog refers to the estimated total value of contracts which have been awarded but whose funding has not yet been authorized for expenditure.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis has been revised to reflect the restatement of a) the consolidated balance sheet to classify its common stock in accordance with Section 210.5-02(28) of Regulation S-X and b) the statement of cash flows to classify certain stock redemptions that occurred in late July and early August 2007. The reclassifications have no impact on the Company’s results of operations for all periods presented or compliance with covenants related to any credit facilities for the fiscal years presented. See Note 21 to the Consolidated Financial Statements.

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

	For the Years Ended September 30,
	(In millions)
	2007	2006	2005

Revenue	$737.6	$508.6	$369.2

Net loss	$(42.8)	$(31.1)	$(40.2)

Contract Backlog:
Funded	360.0	386.0	193.0
Unfunded	4,669.0	3,861.0	2,581.0

Total	$5,029.0	$4,247.0	$2,774.0

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

The table below provides a summary of annual revenues by significant contracts performed by the Company.

				FY07		FY06		FY05
				Percent of		Percent of		Percent of
			FY07	Total	FY06	Total	FY05	Total
			Annual	Annual	Annual	Annual	Annual	Annual
Sponsor/Government		Primary Core	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
Agency	Title	Business Area*	Amount	Amount	Amount	Amount	Amount	Amount
			(In millions)		(In millions)		(In millions)

Department of Defense — Navy	SeaPort Multiple Award Contract	Naval Architecture and Marine Engineering	$132.1	17.9%	$19.3	3.8%	—	—

Department of Defense — Air Force	Technical and Analytical Support	Systems Engineering	$64.1	8.7%	$16.4	3.2%	—	—

Department of Defense — Navy	Engineering, Financial and Program Management Services to the Virtual SYSCOM program	Naval Architecture and Marine Engineering	$49.6	6.7%	$46.6	9.2%	$18.5	5.0%

Department of Defense — Defense Modeling and Simulation Information Systems Agency	Information Analysis Center	Modeling and Simulation	$43.7	5.9%	$63.4	12.5%	$69.4	18.8%

Department of Defense — Army	U.S. Army Night Vision Lab HighTech Omnibus contract	Defense Operations	$32.0	4.3%	$21.1	4.2%	$18.9	5.1%

Subtotal			$321.5	43.5%	$166.8	32.9%	$106.8	28.9%

Other

Sponsors/Agencies			$416.1	56.5%	$341.8	67.1%	$262.4	71.1%

Total Revenues			$737.6	100.0%	$508.6	100.0%	$369.2	100.0%

*	The total annual revenue identified with a sponsor/government agency may include revenue within multiple business areas. The primary core business area is the single largest business area with the sponsor/government agency.

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

Year ended September 30, 2007 Compared to Year ended September 30, 2006

For purposes of comparability, the table below reflects the relative financial impact of the LogConGroup, BMH, WCI, MA&D, and Anteon Contracts acquisitions, which we refer to as the “acquired operations” of Alion, as they relate to the financial performance of Alion for the year ended September 30, 2007 compared to the financial performance for the year ended September 30, 2006. Significant differences in the results of Alion’s operations for the years September 30, 2007 and 2006, arise from the effects of these acquisitions. The following discussion and analysis include references to selected financial information in the table below in conjunction with the Company’s consolidated financial statements provided elsewhere in this annual report on Form 10-K/A.

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

Year ended September 30, 2006 Compared to Year ended September 30, 2005

For purposes of comparability, the table below reflects the relative financial impact of the BMH, WCI, MA&D, Anteon Contracts, METI, CATI and JJMA acquisitions, which we refer to as the “acquired operations” of Alion, as they relate to the financial performance of Alion for the year ended September 30, 2006 compared to the financial performance for the year ended September 30, 2005. Significant differences in the results of Alion’s operations for the years September 30, 2006 and 2005, arise from the effects of these acquisitions. The following discussion and analysis include references to selected financial information in the table below in conjunction with the Company’s consolidated financial statements provided elsewhere in this annual report on Form 10-K/A.

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

Cash Flows.

The following discussion relates to the cash flow of Alion for the years ended September 30, 2007 and 2006.

Net cash used in operating activities was approximately $5.0 million and $15.7 million for the years ended September 30, 2007 and 2006, respectively. The $10.7 million decrease in use of cash was primarily attributable to the approximate $23.9 million decrease in use of cash to fund growth in accounts receivable, offset by $11.7 million increase in net loss and $3.6 million increase in payments of accounts payable, accrued liabilities, interest payable and other liabilities.

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

Net cash provided by financing activities was approximately $39.4 million for the year ended September 30, 2007, compared to net cash provided by financing activities of approximately $265.1 million for the year ended September 30, 2006. The most significant components of the Company’s financing activities are: 1) net proceeds from (or repayment of) short term borrowings and 2) net proceeds from (or repayment of) long term debt securities. During the year ended September 30, 2007, Alion borrowed $250.0 million in Private Senior Unsecured Notes, of which $170.0 million was used to repay the Bridge Loan, $53.5 million was used primarily to pay outstanding principal of senior term loans under the Term B Senior Credit Facility, and $5.8 million was used to pay debt issuance costs. The remaining $5.0 million debt issue costs were paid from working capital. During the year ended September 30, 2007, the Company also borrowed $40.0 million under the revolving credit facility for working capital needs and received $16.0 million from the issuance of common stock under the ESOP. During the year ended September 30, 2006, Alion borrowed approximately $118.0 million in proceeds under the Term B Senior Credit Facility and borrowed $170.0 million pursuant to the Bridge Loan Agreement. The borrowed proceeds of approximately $288.0 million were used to fund acquisitions ($279.2 million), to pay certain debt issuance costs of approximately $7.8 million and to repay approximately $1.9 million of principal under the senior term loan. During the year ended September 30, 2006, the Company received $7.1 million from the issuance of common stock under the ESOP, used cash of approximately $13.6 million to redeem the mezzanine warrants held by IIT and Dr. Atefi, and repurchased approximately $19.0 million in common stock in order to satisfy redemption obligations under the KSOP to former employees.

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

The Company may prepay all or any portion of its Term B debt in minimum increments of $1 million, generally without penalty or premium, except for customary breakage costs associated with pre-payment of Eurodollar-based loans. If the Company issues certain permitted debt, or sells, transfers or disposes of certain assets, it must use all net proceeds to repay any Term B loan amounts outstanding. If the Company has excess cash flow for any fiscal year, it must use 50% of the net proceeds or excess cash flow to repay Term B loan amounts outstanding. If the Company’s leverage ratio is less than 2 to 1, it must use only 25% of net proceeds or excess cash flow to repay Term B loan amounts outstanding.

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

Subordinated Note — Redeemable Common Stock Warrants

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

The Company issued 1,080,437 detachable redeemable common stock warrants (the Warrants) to IITRI in connection with the Subordinated Note. IITRI subsequently transferred all of its rights, title and interest in the Warrants to IIT. The Warrants have an exercise price of $10 per share and are exercisable until December 20, 2010. The Warrants permit the holders to sell warrants to the Company, at predetermined times, at the then current fair value of the common stock less the exercise price. The Warrants are classified as debt instruments in accordance with Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and

Potentially Settled in, a Company’s Own Stock. The Company recorded the initial $7.1 million estimated fair value of the Warrants as a discount to the face value of the Subordinated Note and as a liability. The outstanding Warrants had an estimated fair value of $33.6 million as of September 30, 2007. The Company recognizes interest expense for changes in the estimated fair value of the Warrants.

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

	6-Fiscal Year Period ($ In thousands)
	2008	2009	2010	2011	2012	2013	Thereafter

Bank revolving credit facility
- Interest(1)	$250	$250	$250	$250	$250	$250	$500
Senior Term Loan
- Interest(2)	16,448	16,910	17,592	17,983	18,441	6,671	—
- Principal(3)	2,474	2,474	2,474	2,474	2,474	233,134	—
Senior Unsecured Notes
- Interest	25,625	25,625	25,625	25,625	25,625	25,625	38,438
- Principal	—	—	—	—	—	—	250,000
Subordinated Note
- Interest	—	6,384	3,192	—	—	—	—
- Principal	—	27,352	27,352	—	—	—	—

Total cash - Pay interest	42,323	49,169	46,659	43,858	44,316	32,546	38,938
Total cash - Pay principal	2,474	29,826	29,826	2,474	2,474	233,134	250,000

Total	$44,797	$78,995	$76,485	$46,332	$46,790	$265,680	$288,938

(1)	The Company anticipates accessing, from time to time, its $50.0 million revolving credit facility to finance the Company’s ongoing working capital needs. The remaining term of the revolving credit facility is approximately two years; however, the Company expects to access a revolving credit facility as an on-going requirement to fund working capital. Interest expense value includes an estimate for the unused balance fee on the $50.0 million revolving credit facility and management’s estimate for interest payment on its revolving credit facility and any successor revolving credit facility the Company may access.

(2)	The projected average annual senior term loan balance the Company estimates will be drawn under the Term B Senior Credit Facility is as follows: $244.3 million, $241.8 million, $239.3 million, $236.8 million, and $234.4 million for fiscal years ending September 30, 2008 through 2012, respectively. The Company expects it will need to refinance the Term B Senior term loan before the end of fiscal year 2012 and expects interest expense to continue at levels similar to prior years. Based on an estimated LIBOR rate plus the Credit Suisse Eurodollar spread, the effective annual interest rate for fiscal years ending September 30, 2008 through 2012 is estimated to be approximately 6.7%, 7.0%, 7.4%, 7.6%, and 7.9%, respectively. Outstanding principal balances not under the cap agreements had interest based on the Eurodollar rate. The senior term loan matures February 6, 2013. Estimated interest expense includes an estimate for the commitment fee on the senior term loan.

(3)	The Term B Senior Credit Facility requires the Company to repay approximately 1.0 percent of the principal balance outstanding under the senior term loan annually. Approximately 6.0% of the principal will be paid during fiscal years 2008 through 2012 and the first quarter of fiscal year 2013 and the remaining principal balance will be repaid on February 6, 2013, the senior term loan maturity date. The table reflects the balance drawn of $245.5 million as of September 30, 2007, resulting in expected aggregate annual principal payments of approximately $2.5 million in each of fiscal years 2008 through 2012, approximately $0.6 million for the first quarter of fiscal year 2013, and the remaining principal balance of approximately $232.5 million on February 6, 2013. The Term B Senior Credit Facility also requires the Company to make mandatory prepayments of principal if the Company generates certain excess cash flow in a given fiscal year, issues or incurs certain debt or sells certain assets. As of September 30, 2007, no mandatory prepayments are due.

Contingent Obligations

Earn-outs and Hold-backs

The Company has earn-out and hold-back commitments related to the following acquisitions:

						Amount	Amount
Acquisition		Hold-	Maximum	Expiration	Basis of	paid in	to be paid in
Date	Business Unit	back	Earn-out	Date	Earn-outs	FY2007	FY2008 *

2/25/05	CATI	$—	$8.25M	9/30/07	Revenue for fiscal years 2005-2007	—	—
		—	1.50M	9/30/07	Revenue in commercial aviation industry	—	—
2/10/06	BMH	1.50M	6.00M	12/31/07	Revenue of business unit	$3.00M (earn-out) $1.50M (hold-back)	—
2/24/06	WCI	1.50M	2.60M	9/30/07	Revenue of business unit	$1.25M (earn-out) $0.5M (hold-back)	$0.98M (earn-out) $1.08 (hold-back)
5/19/06	MA&D	2.00M	4.10M	9/30/07	Revenue of business unit	$0.3M (hold-back)	$2.00M (hold-back)
7/20/07	LogConGroup	—	0.90M	9/30/13	Revenue of business unit	—

*	Amounts accrued as of September 30, 2007.

Other Contingent obligations which will impact the Company’s cash

Other contingent obligations which will impact the Company’s cash flow include:

•	obligations relating to deferred compensation programs for senior managers;

•	obligations related to the holder’s put rights associated with the Subordinated Note warrants;

•	obligations relating to the Company’s stock based compensation plans; and

•	repurchase obligations under the KSOP.

As of September 30, 2007, the Company has spent a cumulative total of $58.3 million to repurchase shares of its common stock in order to satisfy redemption obligations under the KSOP to former employees.

	Number of Shares		Total Value
Date	Repurchased	Share Price	Purchased
			(In thousands)

June 2003	5,248	$11.13	$58
July 2003	2,696	$11.13	30
December 2003	50,031	$14.71	736
May 2004	117	$16.56	$2
June 2004	727	$16.56	12
June 2004	743	$16.56	12
July 2004	48,309	$16.56	800
December 2004	46,816	$19.94	934
March 2005	5,691	$19.94	113
June 2005	45,846	$29.81	1,367
August 2005	1,090	$33.78	37
September 2005	170,657	$33.78	5,765

	Number of Shares		Total Value
Date	Repurchased	Share Price	Purchased
			(In thousands)

December 2005	211,537	$35.89	7,592
June 2006	273,800	$37.06	10,147
July 2006	32,420	$37.06	1,201
August 2006	1,747	$37.06	64
December 2006	2,243	$41.02	92
January 2007	14	$41.02	1
February 2007	160,020	$41.02	6,564
March 2007	73	$41.02	3
May 2007	238	$43.37	10
June 2007	(2,549)	$40.88	(104)
July 2007	276,877	$43.37	12,008
August 2007	251,248	$43.37	10,897
September 2007	15	$43.37	1

Total			$58,342

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

Contract costs on federal government contracts are subject to audit by the federal government and adjustment through negotiations between the Company and government representatives. The government considers Alion to be a major contractor and maintains an office on site to perform various audits. The government has audited all of the Company’s federal government contract indirect costs through fiscal year 2004. Indirect rates have been negotiated and settled through fiscal year 2003. Settlement had no material adverse effect on the Company’s results of operations or cash flows. The Company submitted its fiscal year 2005 and 2006 indirect expense rates to the government in March 2006 and 2007, respectively, and expects to submit its fiscal year 2007 indirect expense rates to the government in March 2008. The Company has recorded revenue on federal government contracts in amounts it expects to realize.

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

As of September 30, 2007, the Company has goodwill of approximately $395.9 million, subject to annual impairment review. As of September 30, 2007, the Company has a recorded net intangible asset balance of approximately $55.7 million, comprised primarily of purchased contracts acquired in connection with the JJMA, BMH, WCI, MA&D and the Anteon Contract acquisitions. The intangible assets have an estimated useful life of one to thirteen years and are amortized as the economic benefits are consumed.

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

Item 8.	Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements of Alion Science and Technology Corporation
Reports of Independent Registered Public Accounting Firms	61
Consolidated Financial Statements:
Consolidated Balance Sheets as of September 30, 2007 (restated) and 2006 (restated)	63
Consolidated Statements of Operations for the years ended September 30, 2007, 2006, and 2005	64
Consolidated Statements of Redeemable Common Stock and Accumulated Deficit for the years ended September 30, 2007 (restated), 2006 (restated), and 2005 (restated)	65
Consolidated Statements of Cash Flows for the years ended September 30, 2007 (restated), 2006, and 2005	66
Notes to Consolidated Financial Statements	67
Consolidated Financial Statement Schedule
Schedule II — Valuation and Qualifying Accounts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Alion Science and Technology Corporation
McLean, Virginia:

We have audited the accompanying consolidated balance sheets of Alion Science and Technology Corporation and subsidiaries (the “Company”) as of September 30, 2007 and 2006, and the related consolidated statements of operations, redeemable common stock and accumulated deficit, and cash flows for each of the two years ended September 30, 2007. Our audits also included the financial statement schedule for the years ended September 30, 2007 and 2006 listed in the Index at Item 15(b). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alion Science and Technology Corporation and subsidiaries as of September 30, 2007 and 2006, and the results of their operations and their cash flows for each of the two years ended September 30, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 21, the accompanying 2007 and 2006 financial statements have been restated.

/s/  DELOITTE & TOUCHE LLP

McLean, Virginia
December 21, 2007
(March 11, 2008 as to the effects of the restatement discussed in Note 21)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Alion Science and Technology Corporation:

We have audited the accompanying consolidated statements of operations, redeemable common stock and accumulated deficit and cash flows of Alion Science and Technology Corporation and subsidiaries (the Company) for the year ended September 30, 2005. In connection with our audit of the consolidated financial statements, we also have audited the consolidated financial statement schedule for the year ended September 30, 2005. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audit.

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

As discussed in Note 21 to the consolidated financial statements, the Company has restated the accompanying consolidated financial statements for the year ended September 30, 2005.

/s/  KPMG LLP

Chicago, Illinois
January 31, 2006 except as to Note 21,
which is as of March 12, 2008

ALION SCIENCE AND TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,
	2007	2006
	(In thousands, except share
	and per share information)
	Restated	Restated

Current assets:
Cash and cash equivalents	$11,684	$2,755
Accounts receivable, net	186,660	150,412
Stock subscriptions receivable	3,378	8,990
Prepaid expenses and other current assets	3,634	4,501

Total current assets	205,356	166,658
Property, plant and equipment, net	19,552	14,644
Intangible assets, net	55,659	75,403
Goodwill	395,926	387,927
Other assets	7,477	6,337

Total assets	683,970	650,969

Current liabilities:
Interest payable	12,111	240
Current portion, Term B Senior Credit Facility note payable	2,430	2,576
Current portion, acquisition obligations	4,832	11,457
Trade accounts payable	46,104	36,142
Accrued liabilities	33,238	26,661
Accrued payroll and related liabilities	43,702	35,135
Billings in excess of costs and estimated earnings on uncompleted contracts	2,059	2,163

Total current liabilities	144,476	114,374
Acquisition obligations, excluding current portion	—	3,568
Notes payable to bank	9,250	12,300
Term B Senior Credit Facility note payable, excluding current portion	238,356	252,100
Senior Unsecured Notes	243,483	—
Bridge loan payable	—	164,680
Subordinated note payable	51,313	46,963
Accrued compensation, excluding current portion	15,483	21,026
Accrued postretirement benefit obligations	1,175	3,722
Non-current portion of lease obligations	6,203	4,292
Redeemable common stock warrants	33,610	35,234
Redeemable common stock, $0.01 par value, 8,000,000 shares authorized, 5,012,934 and 5,210,126 shares issued and outstanding at September 30, 2007 and September 30, 2006	200,768	213,719
Accumulated deficit	(260,147)	(221,009)

Total liabilities, redeemable common stock and accumulated deficit	$683,970	$650,969

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF REDEEMABLE
COMMON STOCK AND ACCUMULTED DEFICIT

	Redeemable Common Stock		Treasury	Treasury	Accumulated
	Shares	Amount	Shares	Stock	Deficit

Balances at October 1, 2004, as previously reported	3,376,197	$37,566	—	$—	$(27,818)
Adjustment related to restatement (Note 21)	—	29,755	—	—	(29,755)

Balances at October 1, 2004, restated	3,376,197	$67,321	—	$—	$(57,573)
Purchase of common stock from ESOP Trust	(52,507)	—	52,507	(1,047)	—
Release of treasury shares to ESOP Trust	52,507	—	(52,507)	1,047	—
Issuance of redeemable common stock	1,944,300	56,729	—	—	—
Retirement of redeemable common stock	(170,657)	(5,765)	—	—	—
Increase in common stock redemption value	—	66,543	—	—	(66,543)
Net loss for year ended September 30, 2005	—	—	—	—	(40,238)

Balances at September 30, 2005, restated	5,149,840	$184,828	—	$—	$(164,354)
Issuance of redeemable common stock	579,739	22,354	—	—	—
Retirement of redeemable common stock	(519,453)	(19,003)	—	—	—
Increase in common stock redemption value	—	25,540	—	—	(25,540)
Net loss for year ended September 30, 2006	—	—	—	—	(31,115)

Balances at September 30, 2006, restated	5,210,126	$213,719	—	$—	$(221,009)
Issuance of redeemable common stock	493,740	20,265	—	—	—
Retirement of redeemable common stock	(690,932)	(29,584)	—	—	—
Reduction in common stock redemption value	—	(3,632)	—	—	3,632
Net loss for year ended September 30, 2007	—	—	—	—	(42,770)

Balances at September 30, 2007, restated	5,012,934	$200,768	—	$—	$(260,147)

See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2007
	Restated	2006	2005
	(In thousands)

Cash flows from operating activities:
Net loss	$(42,770)	$(31,115)	$(40,238)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	21,824	16,566	17,771
Accretion of debt to face value	969	922	3,056
Amortization of debt issuance costs	2,768	1,669	840
Loss on extinguishment of debt	6,170	—	—
Postretirement benefits curtailment gain	(3,320)	—	—
Decrease (Increase) in value of interest rate cap agreement	413	(94)	(118)
Change in fair value of redeemable common stock warrants	(1,624)	4,287	23,730
Stock-based compensation	8,340	10,738	10,628
Other	(28)	(33)	(45)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(35,771)	(59,687)	12,078
Other assets	(773)	(1,316)	1,036
Trade accounts payable	10,229	22,192	1,438
Accrued liabilities	10,734	16,917	5,148
Interest payable	11,871	183	(386)
Other liabilities	5,960	3,093	202

Net cash (used in) provided by operating activities	(5,008)	(15,678)	35,140
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(14,751)	(279,196)	(74,591)
Capital expenditures	(10,687)	(5,227)	(2,233)
Purchase of investment securities	—	—	(1,193)

Net cash used in investing activities	(25,438)	(284,423)	(78,017)
Cash flows from financing activities:
Proceeds from Term B Senior Credit Facility note payable	40,000	118,000	94,000
Proceeds from Senior Unsecured Notes	250,000	—	—
(Repayment) proceeds of Bridge loan	(170,000)	170,000	—
Payment of debt issuance costs	(10,796)	(7,758)	(1,307)
Repayment of Term B Credit Facility note payable	(53,513)	(1,905)	(1,080)
Repayment of mezzanine note payable	—	—	(20,201)
Repayment of mezzanine warrants	—	(13,643)	—
Repayment of agreements with officers	—	—	(1,823)
(Payments) borrowings under revolving credit facility	(3,050)	12,300	—
Proceeds from interest rate cap agreement	360	—	—
Purchase of interest rate cap agreement	—	(44)	—
Purchase of redeemable common stock from ESOP Trust	(29,584)	(19,003)	(8,160)
Cash received from issuance of redeemable common stock to Trust	15,958	7,131	14,509

Net cash provided by financing activities	39,375	265,078	75,938
Net increase (decrease) in cash and cash equivalents	8,929	(35,023)	33,061
Cash and cash equivalents at beginning of year	2,755	37,778	4,717

Cash and cash equivalents at end of year	$11,684	$2,755	$37,778

Supplemental disclosure of cash flow information:
Cash paid for interest	33,695	19,349	9,328
Cash paid for taxes	68	157	65
Non-cash financing activities:
Common stock issued to ESOP Trust in satisfaction of employer contribution liability	9,920	7,871	5,707
Common stock issued for acquisitions	—	—	37,250

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Goodwill and Other Intangibles

As required by SFAS 142, Goodwill and Other Intangible Assets, the Company reviews goodwill annually for impairment at the end of each fiscal year or if events or circumstances indicates potential impairment. The

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company must recognize an impairment loss if, and to the extent that, goodwill exceeds fair value. The Company completed the fiscal year 2007 annual goodwill impairment analysis in the fourth quarter of fiscal year 2007. Based on this analysis, the Company concluded that no goodwill impairment exists as of September 30, 2007. Intangible assets are amortized as the economic benefits are consumed over their estimated useful lives, as follows:

Purchased contracts	1 — 13 years
Internal use software and engineering designs	2 — 3 years
Non-compete agreements	5 — 6 years

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

Redeemable Common Stock

The Company’s outstanding shares of common stock are considered redeemable equity securities because eventual redemption of shares of Alion common stock is deemed to be outside the Company’s control. Alion is required to increase or decrease the reported value of its outstanding common stock to reflect the estimated redemption value at each reporting date based on management’s estimated fair value price per share. The Company records changes in the reported value of Alion’s outstanding common stock through an offsetting charge or credit to accumulated deficit. The Company reduced redeemable common stock by approximately $3.6 million for the year ended September 30, 2007, based on the change in the estimated fair value of a share of Alion common stock and the total shares outstanding at September 30, 2007. The aggregate fair value adjustment recorded in accumulated deficit at September 30, 2007 was $118.2 million. Management used a valuation prepared by an independent, third party appraiser selected by State Street Bank & Trust Company, the ESOP Trustee, to estimate the fair value price per share of Alion common stock to determine that outstanding redeemable common stock had an aggregate fair value of approximately $200.8 million as of September 30, 2007.

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Redeemable Alion Common Stock. The estimated fair value price per share is determined based upon management’s estimate, which is supported by a valuation performed by an independent, third-party firm.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Acquisition of certain assets of Anteon Corporation.  On June 30, 2006, the Company acquired from Anteon a group of assets consisting primarily of customer contracts for approximately $221.4 million. As of September 30, 2007, the Company has recorded approximately $34.7 million for purchased contracts and approximately $177.8 million in goodwill relating to this acquisition.

The pro forma information disclosed below for Anteon includes historical operating results and pro forma adjustments to reflect the effects of Alion’s acquisition of Anteon as if it occurred on October 1, 2004. The pro forma information does not purport to be indicative of the results of operations that would have actually been achieved if the transaction had occurred on the date indicated or the results of operations that will be reported in the future.

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Acquisition of John J. McMullen Associates, Inc. and Pro Forma Information.  On April 1, 2005, the Company acquired 100 percent of the issued and outstanding stock of JJMA pursuant to a Stock Purchase Agreement by and among Alion, JJMA, Marshall & Ilsley Trust Company N.A. as trustee of the JJMA Employee Stock Ownership Trust, and holders of JJMA stock options and JJMA stock appreciation rights. The Company paid the equity holders of JJMA approximately $52.9 million, issued 1,347,197 shares of Alion common stock to the JJMA Trust valued at approximately $37.3 million, and agreed to make $8.3 million in future payments. The Company valued its common stock issued to the JJMA Trust at $27.65 per share, which price was determined based on management’s estimate, which was supported by an independent valuation. The acquisition was accounted for using the purchase method. The estimated total purchase price is as follows.

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below sets out the pro forma effects of the JJMA acquisition on the Company’s revenue, net income and earnings per share as though the JJMA acquisition had taken place on the first day of each fiscal year presented. The pro forma information disclosed below for JJMA includes historical operating results and pro forma adjustments to reflect the effects of Alion’s acquisition of JJMA. The JJMA pro forma results for the year ended September 30, 2005, includes approximately $10.1 million of stock-based compensation expensed and recorded by JJMA due to accelerated vesting directly associated with this acquisition. The pro forma information does not purport to be indicative of the results of operations that would have actually been achieved if the transaction had occurred on the date indicated or the results of operations that will be reported in the future.

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

retirees is an aggregate of $125,000 for fiscal year 2008. There were no plan assets as of September 30, 2007 and 2006. The Company uses a September 30 measurement date.

Curtailment.  The plan was effectively amended as of September 30, 2007. The amendment eliminates future benefits for those retiring after December 31, 2007. It also requires pre-65 retirees to pay the full expected cost of benefits starting January 1, 2009. No changes were made to the grandfathered group with liftetime coverage. Under paragraph 96 of SFAS 106, the plan amendment qualifies as a curtailment. The financial recognition of a curtailment occurs in two steps. First, the balance of the Unrecognized Prior Service Cost is recognized as a loss. Second, the excess of the decrease in Accumulated Postretirement Benefit Obligation over the balance of Unrecognized Actuarial Loss is recognized as a curtailment gain. The impact of the two components resulted in a net curtailment gain of approximately $3.3 million for the year ended September 30, 2007, which is included in general and administrative expense.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized as Accumulated Other Comprehensive Income (Loss), net of tax effects, until they are amortized as a component of net periodic benefit cost. As of September 30, 2007, no Accumulated Other Comprehensive Income (Loss) was recognized.

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

(7)	Redeemable common stock owned by ESOP Trust

The ESOP Trust owns all of the Company’s common stock, for the benefit of current and former employee participants in the Alion KSOP. Participants or beneficiaries are entitled to a distribution of the fair value of their vested ESOP account balance upon death, disability, retirement or termination of employment. The ESOP permits distributions to be paid over a five year period commencing the year after a participant’s retirement at age 65, death or disability. The Company can delay distributions to other terminating participants for five years before commencing payment over a subsequent five year period.

The Company can choose whether to make a distribution in cash or shares of Alion common stock. The IRC and ERISA require that if the Company distributes common stock to a participant or beneficiary, the Company must provide a put option to permit the recipient to sell the stock back to the Company at the estimated fair value price per

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

share, which was $40.05, $41.02 and $35.89 at September 30, 2007, 2006 and 2005, respectively. The Company uses a valuation performed by an independent, third-party firm to determine the estimated fair value price per share. Certain participants who beneficially acquired shares of Alion common stock on December 22, 2002, have the right to sell such shares distributed from their accounts at the greater of the then current estimated fair value per share or the original purchase price ($10.00).

Although the Company and the ESOP retain the right to delay distributions consistent with the terms of the plan and to control the circumstances of future distributions, eventual redemption of shares of Alion common stock is deemed to be outside the Company’s control. Participants who have been allocated shares of Alion common stock owned by the ESOP Trust are ultimately entitled to receive payment for the fair value of the shares allocated to their accounts.

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

Revenues recorded in excess of milestone billings are not yet contractually billable. Amounts currently billable consist principally of amounts to be billed within the next year. Indirect cost rates in excess of provisional billing rates on U.S. government contracts are generally billable at actual rates shortly after the end of each fiscal year. Any remaining unbilled balance including retainage is billable upon contract completion or completion of Defense Contract Audit Agency audits. Revenues recorded in excess of contract value or funding are billable upon receipt of contractual amendments or other modifications. Costs and estimated earnings in excess of billings on uncompleted contracts totaled approximately $65.5 million as of September 30, 2007 and included approximately $17.7 million for customer-requested work for which the Company had not received contracts or contract modifications. In keeping with industry practice, the Company classifies all contract-related accounts receivable as current assets based on contractual operating cycles which frequently exceed one year. Unbilled receivables are expected to be billed and collected within one year except for $5.2 million at September 30, 2007.

(9)  Property, Plant and Equipment

Property, Plant and Equipment at September 30 consisted of the following:

	2007	2006
	(In thousands)

Leasehold improvements	$7,212	$2,709
Equipment and software	31,388	25,188

Total cost	38,600	27,897
Less-accumulated depreciation and amortization	19,048	13,253

Net Property, Plant and Equipment	$19,552	$14,644

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Intangible assets consist primarily of contracts purchased in connection with the acquisitions of JJMA, IPS, METI, BMH, WCI and MA&D and the contracts the Company acquired from Anteon Corporation (Anteon Contracts). The components of intangible assets as of September 30, 2007 and 2006 are as follows:

	September 30, 2007			September 30, 2006
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
	(In thousands)

Purchased contracts	$111,519	$(57,296)	$54,223	$115,246	$(41,912)	$73,334
Internal use software and engineering designs	2,155	(790)	1,365	2,155	(401)	1,754
Non-compete agreements	725	(654)	71	650	(335)	315

Total	$114,399	$(58,740)	$55,659	$118,051	$(42,648)	$75,403

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

The Company may prepay all or any portion of its senior term loan in minimum increments of $1.0 million, generally without penalty or premium, except for customary breakage costs associated with pre-payment of Eurodollar-based loans. If the Company issues certain permitted debt, or sells, transfers or disposes of certain assets, it must use all net proceeds to repay any Term B loan amounts outstanding. If the Company has excess cash flow for any fiscal year, it must use 50% of the net proceeds or excess cash flow to repay Term B loan amounts outstanding. If the Company’s leverage ratio is less than 2 to 1, it must use only 25% of net proceeds or excess cash flow to repay Term B loan amounts outstanding.

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Lease Payments for Fiscal Years Ending	(In thousands)

2008	$25,108
2009	21,855
2010	17,224
2011	15,098
2012	10,994
And thereafter	27,187

Gross lease payments	117,466
Less: non-cancelable subtenant receipts	(5,806)

Net lease payments	$111,660

Composition of Total Rent Expense
(In thousands)

	September 30,
	2007	2006	2005

Minimum rentals	$25,574	$18,045	$11,555
Less: Sublease rental income	(2,687)	(2,624)	(2,461)

Total rent expense, net	$22,887	$15,421	$9,094

(14)	Stock Appreciation Rights

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Alion Science and Technology Corporation
Stock-based Compensation Disclosures per FAS 123 and FAS 123R
Phantom Stock
as of September 30, 2007

		Shares
	Shares	Granted	Total	Grant Date
	Granted to	to	Shares	Price per	Outstanding	Outstanding at				Vested at	Exercisable
Date of Grant	Employees	Directors	Granted	Share	at 9/30/06	9/30/07	Forfeited	Exercised	Expired	9/30/07	at 9/30/07

February 2003	171,000	—	171,000	$10.00	85,000	26,000	1,100	57,900	—	—	—
November 2003	52,685	—	52,685	$14.71	32,971	19,715	770	12,486	—	4,079	4,079
February 2005	213,215	—	213,215	$19.94	207,778	188,140	5,015	20,060	—	—	—
February 2005	98,399	—	98,399	$19.94	98,399	98,399	—	—	—	—	—
February 2005	5,015	—	5,015	$19.94	5,015	5,015	—	—	—	2,508	—
August 2005	2,960	—	2,960	$33.78	2,960	2,960	—	—	—	1,974	—
November 2005	66,592	—	66,592	$35.89	66,592	62,413	—	4,179	—	—	—
November 2005	—	7,808	7,808	$35.89	6,832	6,181	—	651	—	1,626	1,626
November 2005	55,726	—	55,726	$35.89	55,726	55,726	—	—	—	—	—
November 2006	—	5,978	5,978	$41.02	—	5,978	—	—	—	—	—
November 2006	65,456	—	65,456	$41.02	—	60,580	—	4,876	—	—	—

Total	731,049	13,786	744,835		561,274	531,108	6,885	100,152	—	10,186	5,705

Wtd Avg Grant Date Fair Value Price per Share	$21.85	$38.11	$22.15		$21.87	$25.71	$17.77	$15.34	$—	$23.07	$20.75

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Alion Science and Technology Corporation

Stock-based Compensation Disclosures per FAS 123 and FAS 123R
Phantom Stock
as of September 30, 2007

				Remaining
	Risk Free			Life
Date of Grant	Interest Rate	Volatility	Expected Life	(months)

February 2003	4.06%-4.49%	60%	5 yrs	3.6
November 2003	4.06%-4.49%	60%	5 yrs	12.7
February 2005	3.10%-3.60%	45%	3 yrs	3.6
February 2005	3.10%-3.60%	45%	3 yrs	3.6
February 2005	3.10%-3.60%	45%	4 yrs	15.6
August 2005	3.72%-3.77%	45%	3 yrs	9.8
November 2005	4.20%-4.20%	40%	3 yrs	13.0
November 2005	4.20%-4.20%	40%	3 yrs	13.0
November 2005	4.20%-4.20%	40%	5 yrs	37.0
November 2006	4.54%-4.58%	35%	3 yrs	25.3
November 2006	4.54%-4.58%	35%	3 yrs	25.3

Wtd Avg Remaining Life (months)				11.5

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet Information at September 30, 2007

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	(In thousands)

Current assets:
Cash and cash equivalents	$11,718	$(33)	$(1)	$—	$11,684
Accounts receivable	180,431	6,224	5	—	186,660
Stock subscriptions receivable	3,378	—	—	—	3,378
Prepaid expenses and other current assets	3,569	64	1	—	3,634

Total current assets	199,096	6,255	5	—	205,356
Property, plant and equipment, net	19,350	202	—	—	19,552
Intangible assets, net	55,659	—	—	—	55,659
Goodwill	395,926	—	—	—	395,926
Investment in subsidiaries	7,679	—	—	(7,679)	—
Intercompany receivables	—	5,996	—	(5,996)	—
Other assets	7,461	16	—	—	7,477

Total assets	685,171	12,469	5	(13,675)	683,970

Current liabilities:
Interest payable	12,111	—	—	—	12,111
Current portion, Term B Senior Credit Facility note payable	2,430	—	—	—	2,430
Current portion, acquisition obligations	4,832	—	—	—	4,832
Trade accounts payable	45,124	980	—	—	46,104
Accrued liabilities	31,638	1,594	6	—	33,238
Accrued payroll and related liabilities	42,582	968	152	—	43,702
Billings in excess of costs and estimated earnings on uncompleted contracts	2,059	—	—	—	2,059

Total current liabilities	140,776	3,542	158	0	144,476
Intercompany payables	5,760	—	236	(5,996)	—
Notes payable to bank	9,250	—	—	—	9,250
Term B Senior Credit Facility note payable, excluding current portion	238,356	—	—	—	238,356
Senior Unsecured Notes	243,483	—	—	—	243,483
Subordinated note payable	51,313	—	—	—	51,313
Accrued compensation, excluding current portion	14,733	750	—	—	15,483
Accrued postretirement benefit obligations	1,175	—	—	—	1,175
Non-current portion of lease obligations	6,094	109	—	—	6,203
Redeemable common stock warrants	33,610	—	—	—	33,610
Common stock of subsidiaries	—	2,799	—	(2,799)	—
Redeemable common stock	200,768	—	—	—	200,768
Accumulated surplus (deficit)	(260,147)	4,947	(389)	(4,558)	(260,147)

Total liabilities, redeemable common stock and accumulated deficit	$685,171	$12,147	$5	$(13,353)	$683,970

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet Information at September 30, 2006

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	(In thousands)

Current assets:
Cash and cash equivalents	$2,728	$(32)	$59	$—	$2,755
Accounts receivable	144,751	5,657	4	—	150,412
Stock subscriptions receivable	8,990	—	—	—	8,990
Prepaid expenses and other current assets	4,358	134	9	—	4,501

Total current assets	160,827	5,759	72	—	166,658
Property, plant and equipment, net	14,029	299	316	—	14,644
Intangible assets, net	75,403	—	—	—	75,403
Goodwill	387,927	—	—	—	387,927
Investment in subsidiaries	7,979	—	—	(7,979)	—
Intercompany receivables	—	8,310	—	(8,310)	—
Other assets	6,324	13	—	—	6,337

Total assets	652,489	14,381	388	(16,289)	650,969

Current liabilities:
Interest payable	240	—	—	—	240
Current portion, Term B Senior Credit Facility note payable	2,576	—	—	—	2,576
Current portion, acquisition obligations	11,457	—	—	—	11,457
Trade accounts payable	34,656	1,482	4	—	36,142
Accrued liabilities	24,518	2,143	—	—	26,661
Accrued payroll and related liabilities	33,288	1,694	153	—	35,135
Billings in excess of costs and estimated earnings on uncompleted contracts	2,163	—	—	—	2,163

Total current liabilities	108,898	5,319	157	—	114,374
Acquisition obligations, excluding current portion	3,568	—	—	—	3,568
Intercompany payables	7,784	—	526	(8,310)	—
Notes payable to bank	12,300	—	—	—	12,300
Term B Senior Credit Facility note payable, excluding current portion	252,100	—	—	—	252,100
Bridge loan payable	164,680	—	—	—	164,680
Subordinated note payable	46,963	—	—	—	46,963
Accrued compensation, excluding current portion	20,254	772	—	—	21,026
Accrued postretirement benefit obligations	3,722	—	—	—	3,722
Non-current portion of lease obligations	4,276	16	—	—	4,292
Redeemable common stock warrants	35,234	—	—	—	35,234
Common stock of subsidiaries	—	2,799	—	(2,799)	—
Redeemable common stock	213,719	—	—	—	213,719
Accumulated surplus (deficit)	(221,009)	5,078	(295)	(4,783)	(221,009)

Total liabilities, redeemable common stock and accumulated deficit	$652,489	$14,381	$388	$(16,289)	$650,969

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows
Year Ended September 30, 2007
(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Consolidated

Net cash provided by (used in) operating activities	$(4,986)	$38	$(60)	$(5,008)
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(14,751)	—	—	(14,751)
Capital expenditures	(10,648)	(39)	—	(10,687)

Net cash used in investing activities	(25,399)	(39)	—	(25,438)
Cash flows from financing activities:
Proceeds from Term B Senior Credit Facility note payable	40,000	—	—	40,000
Proceeds from Senior Unsecured Notes	250,000	—	—	250,000
Repayment of Bridge Loan	(170,000)	—	—	(170,000)
Payment of debt issuance costs	(10,796)	—	—	(10,796)
Repayment of Term B Credit Facility note payable	(53,513)	—	—	(53,513)
Payments under revolving credit facility	(3,050)	—	—	(3,050)
Proceeds from interest rate cap agreement	360	—	—	360
Purchase of redeemable common stock from ESOP Trust	(29,584)	—	—	(29,584)
Cash received from issuance of redeemable common stock to ESOP Trust	15,958	—	—	15,958

Net cash provided by financing activities	39,375	—	—	39,375
Net increase (decrease) in cash and cash equivalents	8,990	(1)	(60)	8,929
Cash and cash equivalents at beginning of year	2,728	(32)	59	2,755

Cash and cash equivalents at end of year	$11,718	$(33)	$(1)	$11,684

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows
Year Ended September 30, 2006
(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Consolidated

Net cash provided by (used in) operating activities	$(15,787)	$(256)	$366	$(15,678)
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(279,196)	—	—	(279,196)
Capital expenditures	(4,878)	(37)	(312)	(5,227)

Net cash used in investing activities	(284,074)	(37)	(312)	(284,423)
Cash flows from financing activities:
Proceeds from Term B Senior Credit Facility note payable	118,000	—	—	118,000
Repayment of mezzanine note warrants	(13,643)	—	—	(13,643)
Proceeds from Bridge Loan	170,000	—	—	170,000
Payment of debt issuance costs	(7,758)	—	—	(7,758)
Repayment of Term B Credit Facility note payable	(1,905)	—	—	(1,905)
Borrowings under revolving credit facility	12,300	—	—	12,300
Purchase interest rate cap agreement	(44)	—	—	(44)
Purchase of redeemable common stock from ESOP Trust	(19,003)	—	—	(19,003)
Cash received from issuance of redeemable common stock to Trust	7,131	—	—	7,131

Net cash provided by financing activities	265,078	—	—	265,078
Net (decrease) increase in cash and cash equivalents	(34,783)	(293)	54	(35,023)
Cash and cash equivalents at beginning of year	37,512	261	5	37,778

Cash and cash equivalents at end of year	$2,728	$(32)	$59	$2,755

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows
Year Ended September 30, 2005
(In thousands)

			Non-Guarantor
	Parent	Guarantor Companies	Companies	Consolidated

Net cash provided by operating activities	$35,093	$37	$10	$35,140
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(74,591)	—	—	(74,591)
Capital expenditures	(2,222)	(6)	(5)	(2,233)
Purchase of investment securities	(1,193)	—	—	(1,193)

Net cash used in investing activities	(78,006)	(6)	(5)	(78,017)
Cash flows from financing activities:
Proceeds from Term B Senior Credit Facility note payable	94,000	—	—	94,000
Repayment of mezzanine note payable	(20,201)	—	—	(20,201)
Repayment of mezzanine note warrants	—	—	—	—
Proceeds from bridge loan	—	—	—	—
Payment of debt issuance costs	(1,307)	—	—	(1,307)
Repayment of Term B Credit Facility note payable	(1,080)	—	—	(1,080)
Repayments of agreements with officers	(1,823)	—	—	(1,823)
Borrowings under revolving credit facility	—	—	—	—
Purchase interest rate cap agreement	—	—	—	—
Purchase of redeemable common stock from ESOP Trust	(8,160)	—	—	(8,160)
Cash received from issuance of redeemable common stock to Trust	14,509	—	—	14,509

Net cash provided by financing activities	75,938	—	—	75,938
Net increase in cash and cash equivalents	33,025	31	5	33,061
Cash and cash equivalents at beginning of year	4,609	108	—	4,717

Cash and cash equivalents at end of year	$37,634	$139	$5	$37,778

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(18)	Related Party Transactions

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

(20)	Interim Period Information (Unaudited, in thousands except per share information)

	2007 Quarters
	1st	2nd	3rd	4th

Revenue	$181,139	$187,899	$184,933	$183,616
Gross profit	$41,038	$46,387	$42,761	$45,262
Net income (loss)	$(14,112)	$(15,694)	$(13,827)	$863
Income (loss) per share	$(2.71)	$(3.07)	$(2.63)	$0.06

	2006 Quarters
	1st	2nd	3rd	4th

Revenue	$101,289	$111,189	$116,830	$179,320
Gross profit	$24,984	$30,142	$29,638	$42,397
Net loss	$(7,780)	$(920)	$(8,242)	$(14,173)
Loss per share	$(1.52)	$(0.19)	$(1.60)	$(3.26)

(21)	Restatement

The Company has restated its consolidated financial statements as of September 30, 2007 and 2006, and for the years ended September 30, 2007, 2006 and 2005. This restatement arose from two issues that management determined during the first quarter of 2008:

1) The Company has restated its consolidated balance sheet to classify and refer to its common stock in accordance with Section 210.5-02(28) of Regulation S-X. The ESOP Trust holds record title to all of Alion’s

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock for the benefit of the participants in the Alion ESOP. These shares are subject to a liquidity put option that requires the Company to repurchase its common stock upon the occurrence of certain events that are deemed to be outside the Company’s control. As a result, Alion must present the shares of its common stock held by the ESOP Trust as “Redeemable common stock” and not as permanent capital under “Shareholder’s equity” on the Company’s consolidated balance sheet and must carry such common stock at redemption value. The consolidated balance sheet as restated no longer presents total liabilities and total shareholder’s deficit.

2) The Company erred in its statement of cash flows in the presentation of certain stock redemptions that occurred in late July and early August 2007. Total reported cash flow was correct. The Company overstated cash used in operations and cash provided by financing activities by approximately $23 million.

The tables below show the impact of the restatement.

TABLE #1: Selected Consolidated Balance Sheet Data (Restatement of redeemable common stock):

	As Previously
September 30, 2007	Reported	Adjustment	As Restated

Common stock	$50	$(50)	$—
Additional paid in capital	82,512	(82,512)	—
Redeemable common stock	—	200,768	200,768
Accumulated deficit	(141,941)	(118,206)	(260,147)

	As Previously
September 30, 2006	Reported	Adjustment	As Restated

Common stock	$52	$(52)	$—
Additional paid in capital	91,829	(91,829)	—
Redeemable common stock	—	213,719	213,719
Accumulated deficit	(99,171)	(121,838)	(221,009)

	As Previously
September 30, 2005	Reported	Adjustment	As Restated

Common stock	$51	$(51)	$—
Additional paid in capital	88,479	(88,479)	—
Redeemable common stock	—	184,828	184,828
Accumulated deficit	(68,056)	(96,298)	(164,354)

The cumulative adjustment to the reported value of redeemable common stock for the year ended September 30, 2005 consists of $66.5 million related to fiscal year 2005 and $118.3 million related to prior fiscal years.

TABLE #2: Selected Consolidated Statement of Cash Flow Data (Restatement of redeemable common stock purchase):

	As Previously
Year Ended September 30, 2007	Reported	Adjustment	As Restated

Cash flows used in operating activities
Accrued liabilities	$(12,194)	$22,928	$10,734
Net cash used in operating activities	(27,936)	22,928	(5,008)
Cash flows from financing activities
Purchase of redeemable common stock from ESOP Trust	(6,656)	(22,928)	(29,584)
Net cash provided by financing activities	62,303	(22,928)	39,375

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 15d — 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it is required to file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Principal Financial Officers, as appropriate to allow timely decisions regarding required disclosures. Based on such evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective and timely.

Following additional review of the accounting for common stock issued to the ESOP Trust, the Company decided to reclassify the shares of common stock held by the ESOP Trust as temporary equity pursuant to Section 210.5-02 (28) of Regulation S-X on the basis that the Company is unable to control all possible events of redemption. The ESOP Trust holds record title to all outstanding shares of Alion common stock. Although the ESOP Trust is not required to distribute shares of Alion common stock to participants or beneficiaries, individuals who have been allocated shares of Alion common stock owned by the ESOP Trust are ultimately entitled to receive payment for the fair value of the shares allocated to their accounts. The Company has reflected this change in its restated consolidated financial statements for the year ended September 30, 2007, as presented in this Form 10-K/A. The reclassification had no impact on the Company’s results of operations or compliance with covenants related to any credit facilities for the fiscal year ended September 30, 2007.

In light of the restatement, the Company’s Chief Executive Officer and Principal Financial Officer reassessed the disclosure controls and procedures for this Form 10-K/A and concluded that the Company’s disclosure controls and procedures as of September 30, 2007, were not effective to provide reasonable assurance that the information required to be disclosed by the Company in its Exchange Act reports was recorded, processed, summarized and reported within the time periods specified by the SEC or that information was accumulated and appropriately communicated to management to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting.  There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 15d — 15(f) under the Exchange Act) during the fiscal fourth quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Institution of internal controls in compliance with Section 404 of Sarbanes-Oxley.  The Company is currently in the process of instituting an internal controls program that will meet the requirements of Section 404 and the applicable regulations. The Chief Executive Officer and Principal Financial Officer currently believe that the internal controls program will be implemented by the SEC’s extended compliance deadline, which will require the Company to meet the requirements of Section 404 by the end of its 2008 fiscal year. The Company believes, however, that any deficiencies that may be identified by its efforts to comply with Section 404 will not affect the accuracy of our financial statements included in this report.

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

Name	Age	Office	Position Since

Bahman Atefi	54	President, Chief Executive Officer and Chairman of the Board of Directors(1)	December 2001
Stacy Mendler	44	Chief Operating Officer and Executive Vice President(1)	September 2006
John (Jack) Hughes	55	Executive Vice President, Chief Financial Officer and Treasurer(1)	September 2005
Rob Goff	61	Sector Senior Vice President - Defense Operations Integration Sector(1)	February 2004
Scott Fry	58	Sector Senior Vice President — Engineering and Integration Solutions Sector	October 2005
Walter (Buck) Buchanan	57	Sector Senior Vice President — Engineering and Information Technology Sector	June 2007
James Fontana	49	Senior Vice President, General Counsel and Secretary	January 2004

(1)	Member of the ESOP committee

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

Throughout this Form 10-K/A, the individuals who served as the Company’s Chief Executive Officer and Chief Financial Officer during fiscal year 2007, as well as the other individuals included in the Summary Compensation Table, are referred to as the “named executive officers.”

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

						Non-Equity
				Phantom		Incentive	Deferred
Name and Principal				Stock	SAR	Plan	Compensation	All Other
Position	Year	Salary	Bonus(1)	Awards(2)	Awards(2)	Compensation(3)	Earnings	Compensation(5)	Total

Bahman Atefi	2007	$532,997	—	$976,353	—	$490,000	—	$87,120	$2,086,470
Chief Executive Officer and President
Stacy Mendler	2007	$321,206	—	$429,595	—	$180,000	—	$65,618	$996,419
Chief Operating Officer and Executive VP
Jack Hughes	2007	$308,913	—	$410,068	—	$180,000	—	$58,083	$957,064
Executive VP, Chief Financial Officer and Treasurer
Rob Goff	2007	$308,562	—	$146,453	—	$255,000	—	$45,119	$755,134
Defense Operations Integration Sector Senior VP
Scott Fry	2007	$295,431	—	$195,271	—	$150,000	—	$38,120	$678,822
Engineering and Integration Solutions Sector Senior VP
Randy Crawford(4)	2007	$210,494	—	$195,271	—	$135,000	—	$89,102	$629,867
Engineering and Information Technology Sector Senior VP

(1)	This column includes non-incentive based cash bonuses awarded to our named executive officers, such as sign-on bonuses. None of our named executive officers received any non-incentive bonuses in fiscal year 2007. See the column entitled “Non-equity Incentive Plan Compensation” for other bonuses awarded for their service in fiscal year 2007.

(2)	These columns reflect the dollar amounts that were recognized in fiscal 2007 for financial statement reporting purposes under SFAS 123(R) with respect to phantom stock and SAR awards granted to our named executive officers in fiscal year 2007.

(3)	This column includes cash bonuses awarded to our named executive officers under the Non-Equity Incentive Plan for their service in fiscal year 2007.

(4)	This column includes the following amounts with respect to our Named Executive Officers:

•	Company matching contributions under Alion’s KSOP;

•	Company contributions for long and short term disability;

•	any amounts paid by the Company for life insurance premiums;

•	any amounts paid or reimbursed by the company with respect to health and welfare;

•	any amounts paid or reimbursed by the Company with respect to social club membership; and

•	any amounts paid or reimbursed by the Company with respect to leased cars.

Please see table below for detailed information regarding all other compensation.

All Other Compensation

	Company		Long and Short		Term Life
	Matching	Health and	Term Disability	Club	Insurance Paid
Name and Principal	Contributions Under	Welfare	Paid by the	Membership	by the
Position	Alion’s KSOP	Benefits	Company	Fees	Company	Leased Cars	Total

Bahman Atefi	$14,869	$43,758	$3,921	$4,920	$486	$19,165	$87,120
Stacy Mendler	$14,300	$29,262	$2,644	—	$486	$18,926	$65,618
Jack Hughes	$14,300	$23,696	$2,567	—	$486	$17,034	$58,083
Rob Goff	$14,300	$15,168	$2,565	—	$486	$12,600	$45,119
Scott Fry	$10,341	$13,075	$2,491	—	$481	$11,733	$38,120
Randy Crawford	$12,242	$64,821	$1,725	—	$333	$9,981	$89,102

(5)	Mr. Crawford resigned as Sector Senior Vice President of the Engineering and Information Technology Sector on June 15, 2007.

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

Grants of Plan-Based Awards

The following table sets forth information concerning grants of plan-based awards to the named executive officers during fiscal year 2007:

								All
								other
								stock	All
								awards:	other
								Number	SAR	Exercise	Grant
								of	awards:	or	date
								shares	Number	base	fair
								of	of	price	value
		Estimated future payments			Estimated future payments			stock	securities	of	of stock
		under Non-equity incentive			under Equity incentive			or	underlying	SAR	and
	Grant	plan awards(1)			plan awards(2)			units	options	awards	SAR
Name	date	Threshold	Target	Maximum	Threshold	Target	Maximum	(#)(3)	(#)	($/Sh)	awards(4)

Bahman Atefi	11/14/2006	—	—	—	—	—	—	24,378	—	—	$1,000,000
Stacy Mendler	11/14/2006	—	—	—	—	—	—	10,726	—	—	$440,000
Jack Hughes	11/14/2006	—	—	—	—	—	—	10,239	—	—	$420,000
Rob Goff	11/14/2006	—	—	—	—	—	—	3,657	—	—	$150,000
Scott Fry	11/14/2006	—	—	—	—	—	—	4,876	—	—	$200,000
Randy Crawford	11/14/2006	—	—	—	—	—	—	4,876	—	—	$200,000

(1)	Threshold, target and maximum amounts do not apply to the Company’s bonus program.

(2)	Threshold, target and maximum amounts only apply to performance based phantom stock, and not to retention based phantom stock. Only retention based phantom stock was issued to the Named Executive Officers in fiscal year 2007.

(3)	This column represents the amount of Phantom stock awards given to the Named Executive Officers.

(4)	The share price at the grant date of November 14, 2006 was $41.02.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning SAR and Phantom Stock awards held by the named executive officers during fiscal year 2007:

	SAR Awards				Phantom Stock Awards
	Number of	Number of
	securities	securities			Number of	Market value of
	underlying	underlying	SAR		shares or	shares or units of
	unexercised SARs	unexercised SARs	exercise		units of stock that	stock that have not
	(#)	(#)	price		have not vested	vested (4)
Name	Exercisable	Unexercisable	($)	SAR expiration date	(#)	($)

Bahman Atefi	—	—	—	—	208,262	$8,340,893
Stacy Mendler	—	—	—	—	106,025	$4,246,341
Jack Hughes	—	—	—	—	116,277	$4,656,894
Rob Goff(1)	—	240	$10.00	12/23/07	38,172	$1,528,789
(2)	—	1,000	$14.71	12/01/08	—	—
Scott Fry(3)	2,000	2,000	$19.94	12/01/09	10,309	$412,875

(1)	In December 2002, Mr. Goff was awarded 1,200 SARs at the exercise price of $10.00 per share, of which 240 SARs were outstanding as of September 30, 2007.

(2)	In December 2003, Mr. Goff was awarded 2,500 SARs at the exercise price of $14.71 per share, of which 1,000 SARs were outstanding as of September 30, 2007.

(3)	In February 2005, Mr. Fry was awarded 4,000 SARs at the exercise price of $19.94 per share, all of which were outstanding as of September 30, 2007.

(4)	The market value is based on the share price of $40.05 as of September 30, 2007.

SAR Exercises and Phantom Stock Vested

The following table sets forth information concerning SARs exercised by the named executive officers and vesting of Phantom Stock awards to the named executive officers during fiscal year 2007.

	SAR Awards		Phantom Stock Awards
	Number of shares
	acquired on	Value realized on	Number of shares	Value realized on
	exercise	exercise	acquired on vesting	vesting
Name	(#)	($)	(#)	($)

Bahman Atefi	—	—	20,114	$805,564
Stacy Mendler	—	—	8,485	$339,809
Jack Hughes	—	—	3,860	$154,578
Rob Goff	240	$7,445(1)	680	$27,226
	500	$13,155(2)
Scott Fry	—	—	627	$25,107
Randy Crawford	—	—	9,610	$384,865

(1)	Based on the exercise price of $10.00 per share and the December 27, 2006 share price of $41.02 per share.

(2)	Based on the exercise price of $14.71 per share and the December 27, 2006 share price of $41.02 per share.

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
Termination by Executive based upon Constructive Termination;
Termination in the event of Death or Disability;
Termination upon Expiration of the Employment Agreement due to Company Election Not to Extend

	Severance	Early Vesting of
	Amount	Stock Awards	Other	Total
Name	(a)	(b)	(c)	(d)

Bahman Atefi	$2,060,000	$8,340,893	$25,000	$10,425,893
Stacy Mendler	$757,569	$4,246,341	$25,000	$5,028,910
Jack Hughes	$735,792	$4,656,894	$25,000	$5,417,686
Rob Goff	$470,027	$1,528,789	$25,000	$2,023,816
Scott Fry	$450,054	$412,875	$25,000	$887,929

(a)	Represents a cash payment of a certain percentage of the annual salary payable to the executive and a certain percentage of the bonus that would have been earned by the executive as of such date, the latter of which was based upon the Company’s actual bonus payment for performance for fiscal year 2007.

Name	Salary	Bonus

Bahman Atefi	200%	200%
Stacy Mendler	150%	150%
Jack Hughes	150%	150%
Rob Goff	100%	100%
Scott Fry	100%	100%

(b)	Represents the value of the stock and stock option awards held by the executive and unvested as of September 30, 2007. In the case of stock awards, the value of the unvested awards is the number of unvested shares multiplied by the closing market of the Company’s stock on September 30, 2007. In the event of SAR awards, the value of the unvested awards is the number of unvested shares multiplied by the difference between the share price of the Company’s stock on September 30, 2007 and the exercise price for each such SAR award. The amount in this column applies and would be received by the executive if the termination occurs within one year following the execution of a definitive agreement for a change of control, which transaction is subsequently consummated.

(c)	Represents outplacement services in an amount not to exceed $25,000 with a firm selected by the Company and at the reasonable expense of the Company; provided, however, that under no circumstances shall such outplacement services be provided beyond the December 31 of the second calendar year following the calendar year in which the executive’s separation from service occurred.

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

		Amount and Nature
		of Beneficial		Percentage
Name of Beneficial Owner	Title of Class	Ownership		of Class(1)

Five Percent Security Holders:
Illinois Institute of Technology(2)	Common stock	1,080,437	(3)	17.7
Directors(4) and Executive Officers:
Bahman Atefi	Common stock	67,707	(5)	1.3
Jack Hughes	Common stock	5,870	(5)	*
Stacy Mendler	Common stock	72,771	(5)	1.5
Rob Goff	Common stock	11,514	(5)	*
Scott Fry	Common stock	3,434	(5)	*
All Directors and Executive Officers as a Group (5 Persons )	Common stock	161,296	(5)	3.2

*	less than 1%.

(1)	Applicable percentages based on 5,012,934 shares outstanding on September 30, 2007, and also includes shares of common stock subject to warrants that may be exercised within 60 days of September 30, 2007. Such shares are deemed to be outstanding for the purposes of computing the percentage ownership of the individual or entity holding the shares, but are not deemed outstanding for purposes of computing the percentage of any other person shown in the table. This table is based upon information in the Company’s possession and believed to be accurate. Unless indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(2)	Illinois Institute of Technology’s address is 3300 South Federal Street, Chicago, IL 60616.

(3)	The number of shares deemed to be beneficially held by IIT represents currently exercisable warrants held by IIT under the Subordinated Warrant for an aggregate of 1,080,437 shares of common stock.

(4)	No directors (other than Dr. Atefi) are believed by the Company to be beneficial owners of its common stock.

(5)	Includes beneficial ownership of shares of Alion’s common stock pursuant to the Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan, which the Company refers to as the KSOP.

Changes in Control

The Company does not know of any arrangements, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

(a)	Consolidated Financial Statements of Alion Science and Technology Corporation

Reports of Independent Registered Public Accounting Firm
Consolidated Financial Statements:
Consolidated Balance Sheets as of September 30, 2007 and 2006 (restated)
Consolidated Statements of Operations for the years ended September 30, 2007, 2006 and 2005
Consolidated Statements of Redeemable Common Stock and Accumulated Deficit, for the years ended September 30, 2007, 2006 and 2005 (restated)
Consolidated Statements of Cash Flows for the years ended September 30, 2007 (restated), 2006 and 2005
Notes to Consolidated Financial Statements

(b)	Consolidated Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts (in thousands)

	Balance at	Charged to				Balance at
	Beginning	Costs and				End of
Allowance for Doubtful Accounts Receivable	of Year	Expenses	Deductions(1)	Acquisitions		Year

Fiscal year ended 2007	$3,961	$2,176	$(865)	$—		$5,272
Fiscal year ended 2006	$3,539	$667	$(462)	$217	(2)	$3,961
Fiscal year ended 2005	$2,896	$700	$(970)	$913	(3)	$3,539

(1)	Accounts receivable written off against the allowance for doubtful accounts.

(2)	Adjustments pursuant to the allocation of purchase price to assets acquired and liabilities assumed in Alion’s acquisitions of BMH, WCI, MA&D and the Anteon Contracts.

(3)	Adjustments pursuant to the allocation of purchase price to assets acquired and liabilities assumed in Alion’s acquisitions of CATI, METI, and JJMA.

(c)	Exhibits

Exhibit
No.	Description

3.2	Amended and Restated By-laws of Alion Science and Technology Corporation.(24)
3.3	Third Amended and Restated Certificate of Incorporation of Alion Science and Technology Corporation.(15)
4.1	Indenture dated as of February 8, 2007, among Alion Science and Technology Corporation, certain subsidiary guarantors and Wilmington Trust Company, as trustee. (27)
4.2	Form of 10.25% Senior Notes due 2015.(27)
4.3	Amended and Restated Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(28)
4.4	First Amendment to Amended and Restated Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(30)
10.1	Seller Note Securities Purchase Agreement by and between IIT Research Institute and Alion Science and Technology Corporation (“Seller Note Agreement”).(2)
10.2	Seller Warrant Agreement by and among Alion Science and Technology Corporation, IIT Research Institute and Alion Science and Technology Employee Ownership, Savings and Investment Trust (“Seller Warrant Agreement”).(3)
10.3	Rights Agreement by and among Alion Science and Technology Corporation, IIT Research Institute and Alion Science and Technology Employee Ownership, Savings and Investment Trust.(2)
10.4	Term B Senior Credit Facility (the “Credit Agreement”) that includes a revolving credit facility and Term B note, by and among Credit Suisse First Boston as arranger, various lenders, and Alion Science and Technology Corporation.(8)
10.5	First Amendment to the Seller Warrant Agreement.(8)
10.6	Second Amendment to the Seller Warrant Agreement.(9)
10.7	Commitment letter agreement by and between Alion Science and Technology Corporation and Credit Suisse First Boston.(10)
10.8	Third Amendment to the Seller Warrant Agreement.(11)
10.9	Stock Purchase Agreement by and among Alion Science and Technology Corporation, John J. McMullen Associates, Inc., Marshall and Ilsley Trust Company, N.A. as Trustee to the John J. McMullen, Inc. Employee Stock Ownership Trust and P. Thomas Diamant, Anthony Serro, and David Hanafourde.(12)
10.10	Incremental Term Loan Assumption Agreement and Amendment No. 1 under the Credit Agreement .(13)
10.11	Employment Agreement between Alion Science and Technology Corporation and Anthony Serro.(14)*
10.12	Employment Agreement between Alion Science and Technology Corporation and P. Thomas Diamant.(14)*
10.13	Alion Science and Technology Corporation Board of Directors Phantom Stock Plan.(16)*
10.14	Amended and Restated Alion Science and Technology Corporation Phantom Stock Plan.(16)*
10.15	Amended and Restated Alion Science and Technology Corporation Performance Shares and Retention Phantom Stock Plan.(16)*
10.16	Amended and Restated Alion Science and Technology Corporation 2002 Stock Appreciation Rights Plan.(16)*
10.17	Amended and Restated Alion Science and Technology Corporation 2004 Stock Appreciation Rights Plan.(16)*
10.18	Amended and Restated Alion Science and Technology Corporation Executive Deferred Compensation Plan.(16)*
10.19	Amended and Restated Alion Science and Technology Corporation Director Deferred Compensation Plan.(16)*
10.20	Commitment letter by and between Alion Science and Technology Corporation, Credit Suisse and Credit Suisse Securities (USA) LLC.(18)
10.21	Incremental Term Loan Assumption Agreement and Amendment No. 2 under the Credit Agreement.(19)

Exhibit
No.	Description

10.22	Fourth Amendment to the Seller Warrant Agreement.(20)
10.23	Mezzanine Warrant Redemption Agreement by and between Alion Science and Technology Corporation and Illinois Institute of Technology.(20)
10.24	Alion Mezzanine Warrant Redemption Agreement by and among Alion Science and Technology Corporation, Alion Science and Technology Employee Ownership, Savings and Investment Trust and Bahman Atefi.(20)
10.25	Asset Purchase Agreement dated as of June 4, 2006, by and between Anteon Corporation, Alion Technical Services Corporation and Alion Science and Technology Corporation.(21)
10.26	Incremental Term Loan Assumption Agreement and Amendment No. 3 under the Credit Agreement.(21)
10.27	Bridge Loan Agreement dated as of June 30, 2006, by and among Alion Science and Technology Corporation, HFA, METI, CATI, JJMA, BMH, WCI, MA&D, CS, and the lenders party thereto (“Bridge Loan Agreement”).(21)
10.28	Closing Letter Agreement dated as of June 30, 2006, by and among Alion Science and Technology Corporation, Alion Technical Services Corporation and Anteon Corporation.(21)
10.29	First Amendment to Seller Note Agreement.(21)
10.30	Commitment letter by and between Alion Science and Technology Corporation, Credit Suisse and Credit Suisse Securities (USA) LLC.(22)
10.31	Amendment No. 1 to Bridge Loan Agreement.(25)
10.32	Incremental Term Loan Assumption Agreement under the Credit Agreement.(26)
10.33	Purchase Agreement dated January 26, 2007 among Alion Science and Technology Corporation, certain subsidiary guarantors and Credit Suisse Securities (USA) LLC.(27)
10.34	Amendment No. 4 to the Credit Agreement.(27)
10.35	Registration Rights Agreement dated February 8, 2007 among Alion Science and Technology Corporation, certain subsidiary guarantors and Credit Suisse Securities (USA) LLC.(27)
10.36	Employment Agreement between Alion Science and Technology Corporation and Dr. Bahman Atefi.(29)*
10.37	Employment Agreement between Alion Science and Technology Corporation and Stacy Mendler.(31)*
10.38	Employment Agreement between Alion Science and Technology Corporation and John M. Hughes.(31)*
10.39	Employment Agreement between Alion Science and Technology Corporation and James Fontana.(34)*
10.40	Employment Agreement between Alion Science and Technology Corporation and Rob Goff.(31)*
10.41	Employment Agreement between Alion Science and Technology Corporation and Scott Fry.(34)*
10.42	Employment Agreement between Alion Science and Technology Corporation and Buck Buchanan.(34)*
10.43	Incremental Term Loan Assumption Agreement under the Credit Agreement.(32)
12	Computation of Ratios
14	Code of Ethics(33)
16	Letter from KPMG LLP dated May 31, 2006.(23)

Exhibit
No.	Description

21	Subsidiaries of Alion Science and Technology Corporation are wholly-owned (either directly or indirectly) by Alion Science and Technology Corporation:
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
(xii) Washington Consulting, Inc., incorporated in the Commonwealth of Virginia,
(xiii) Alion-MA&D Corporation, incorporated in the State of Colorado, and
(xiv) Washington Consulting Government Services, Inc., incorporated in the Commonwealth of Virginia.
23.1	Consent of Deloitte and Touche LLP.
23.2	Consent of KPMG LLP.
31.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer of Alion Science and Technology Corporation pursuant to 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the Company’s Pre-Effective Amendment No. 3 to the Registration Statement on Form S-1 filed with the SEC on October 7, 2002.

(2)	Incorporated by reference from the Company’s Post-Effective Amendment No. 3 to the Registration Statement on Form S-1 filed with the SEC on March 24, 2003.

(3)	Incorporated by reference from the Company’s December 2002 Form 10-Q filed with the SEC on February 3, 2003.

(4)	Incorporated by reference from the Company’s August 2003 Form 10-Q filed with the SEC on July 4, 2003.

(5)	Incorporated by reference from the Company’s Registration Statement on Form S-8 filed with the SEC on April 28, 2004.

(6)	Incorporated by reference from the Company’s March 2004 Form 10-Q filed with the SEC on May 17, 2004.

(7)	Incorporated by reference from the Company’s June 2004 Form 10-Q filed with the SEC on August 13, 2004.

(8)	Incorporated by reference from the Company’s September 2004 Form 10-K filed with the SEC on December 28, 2004.

(9)	Company’s Post-effective Amendment No. 5 to the Registration Statement on Form S-1 filed with the SEC on January 24, 2005.

(10)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on March 9, 2005.

(11)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on March 14, 2005.

(12)	Incorporated by reference from the Company’s Form 8-K/A filed with the SEC on April 6, 2005.

(13)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on April 6, 2005.

(14)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on April 7, 2005.

(15)	Incorporated by reference from the Company’s March 2005 Form 10-Q filed with the SEC on May 13, 2005.

(16)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on December 2, 2005.

(17)	Incorporated by reference from the Company’s September 2004 Form 10-K filed with the SEC on January 31, 2006.

(18)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on February 23, 2006.

(19)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on March 29, 2006.

(20)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on March 31, 2006.

(21)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on June 7, 2006.

(22)	Incorporated by reference from the Company’s June 2006 Form 10-Q filed with the SEC on August 14, 2006

(23)	Incorporated by reference from the Company’s Form 8-K/A filed with the SEC on June 1, 2006.

(24)	Incorporated by reference from the Company’s September 2006 Form 10-K filed with the SEC on December 1, 2006.

(25)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on December 14, 2006.

(26)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on January 10, 2007.

(27)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on February 8, 2007.

(28)	Incorporated by reference from the Company’s Form S-4 filed with the SEC on April 30, 2007.

(29)	Incorporated by reference from the Company’s Form S-4 (8-K) filed with the SEC on June 21, 2007.

(30)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on July 13, 2007.

(31)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on July 20, 2007.

(32)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on July 20, 2007.

(33)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on November 15, 2007.

(34)	Incorporated by reference from the Company’s September 2007 Form 10-K filed with the SEC on December 28, 2007.

*	Denotes management contract and/or compensatory plan/arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alion Science and Technology Corporation
(Registrant)

By:	/s/ Bahman Atefi
Bahman Atefi
Chairman, Chief Executive Officer and Director

Date: March 12, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bahman Atefi Bahman Atefi	Chairman, Chief Executive Officer and Director	March 12, 2008

/s/ Michael J. Alber Michael J. Alber	Principal Financial Officer	March 12, 2008

/s/ Gary N. Amstutz Gary N. Amstutz	Senior Vice President and Executive Director of Finance	March 12, 2008

/s/ Leslie L. Armitage Leslie Armitage	Director	March 12, 2008

/s/ Lewis Collens Lewis Collens	Director	March 12, 2008

/s/ Harold W. Gehman, Jr. Harold Gehman	Director	March 12, 2008

/s/ Donald E. Goss Donald E. Goss	Director	March 12, 2008

/s/ George A. Joulwan George A. Joulwan	Director	March 12, 2008

/s/ Michael E. Ryan Michael E. Ryan	Director	March 12, 2008

/s/ Edward C. Aldridge, Jr. Edward C. (Pete) Aldridge, Jr.	Director	March 12, 2008

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to security holders.