Form 10-Q
period 2007-12-31
ALION SCIENCE & TECHNOLOGY CORP
filed 2008-03-12
CIK 1166568

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007

Commission File Number 333 - 89756

Alion Science and Technology Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware	54 - 2061691
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

10 West 35th Street Chicago, IL 60616 (312) 567 — 4000	1750 Tysons Boulevard, Suite 1300 McLean, VA 22102 (703) 918 - 4480
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☑ No

The number of shares outstanding of Alion Science and Technology Corporation Common Stock as of February 14, 2008, was: Common Stock 5,012,642

ALION SCIENCE AND TECHNOLOGY CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2007

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

ALION SCIENCE AND TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
As of December 31, 2007 and September 30, 2007

	December 31,	September 30,
	2007	2007
	(In thousands, except share
	and per share information)
	(Unaudited)

Current assets:
Cash and cash equivalents	$597	$11,684
Accounts receivable, net	225,935	186,660
Stock subscriptions receivable	—	3,378
Prepaid expenses and other current assets	5,078	3,634

Total current assets	231,610	205,356
Property, plant and equipment, net	19,555	19,552
Intangible assets, net	51,977	55,659
Goodwill	398,814	395,926
Other assets	7,512	7,477

Total assets	709,468	683,970

Current liabilities:
Book cash overdraft	2,065	—
Interest payable	13,824	12,111
Current portion, Term B senior term loan payable	2,430	2,430
Current portion, acquisition obligations	7,874	4,832
Trade accounts payable	49,389	46,104
Accrued liabilities	38,938	33,238
Accrued payroll and related liabilities	47,052	43,702
Billings in excess of costs and estimated earnings on uncompleted contracts	2,665	2,059

Total current liabilities	164,237	144,476
Notes payable to bank	26,550	9,250
Term B senior term loan payable, excluding current portion	237,962	238,356
Senior unsecured notes	243,701	243,483
Subordinated note payable	52,411	51,313
Accrued compensation, excluding current portion	11,597	15,483
Accrued postretirement benefit obligations	1,188	1,175
Non-current portion of lease obligations	6,413	6,203
Redeemable common stock warrants	33,506	33,610
Redeemable common stock, $0.01 par value, 8,000,000 shares authorized, 5,012,642 and 5,012,934 shares issued and outstanding at December 31, 2007 and September 30, 2007	200,756	200,768
Accumulated deficit	(268,853)	(260,147)

Total liabilities, redeemable common stock and accumulated deficit	$709,468	$683,970

See accompanying notes to condensed consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
	2007	2006
	(In thousands, except share and per share information)
	(Unaudited)

Contract revenue	$183,145	$181,139
Direct contract expense	140,382	140,101

Gross profit	42,763	41,038

Operating expenses:
Indirect contract expense	9,883	9,475
Research and development	161	654
General and administrative	15,473	16,613
Rental and occupancy expense	7,671	8,265
Depreciation and amortization	5,027	5,655
Bad debt expense	268	333

Total operating expenses	38,483	40,995

Operating income	4,280	43
Other income (expense):
Interest income	155	116
Interest expense	(13,276)	(14,358)
Other	146	74

Total other expenses	(12,975)	(14,168)

Loss before income taxes	(8,695)	(14,125)
Income tax benefit (expense)	(11)	13

Net loss	$(8,706)	$(14,112)

Basic and diluted loss per share	$(1.74)	$(2.71)

Basic and diluted weighted average common shares outstanding	5,012,838	5,209,858

See accompanying notes to condensed consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	December 31,
	2007	2006
	(In thousands)
	(Unaudited)

Cash flows from operating activities:
Net loss	$(8,706)	$(14,112)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,027	5,655
Accretion of debt to face value	246	234
Amortization of debt issuance costs	442	408
Decrease in value of interest rate cap agreement	—	76
Change in fair value of redeemable common stock warrants	(104)	2,024
Stock-based compensation	2,046	3,592
Other	—	(28)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(39,274)	(32,536)
Other assets	(1,480)	(1,729)
Trade accounts payable	3,285	4,137
Accrued liabilities	3,148	5,379
Interest payable	1,713	614
Other liabilities	1,681	1,060

Net cash used in operating activities	(31,976)	(25,226)
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	(6,560)
Capital expenditures	(1,223)	(1,533)

Net cash used in investing activities	(1,223)	(8,093)
Cash flows from financing activities:
Change in book overdraft	2,065	3,261
Repayment of Term B Credit Facility note payable	(618)	(655)
Payment of debt issuance costs	—	(850)
Net borrowings under revolving credit facility	17,300	20,250
Purchase of redeemable common stock from ESOP Trust	(12)	(92)
Cash received from sale of redeemable common stock to ESOP Trust	3,377	8,990

Net cash provided by financing activities	22,112	30,904
Net decrease in cash and cash equivalents	(11,087)	(2,415)
Cash and cash equivalents at beginning of period	11,684	2,755

Cash and cash equivalents at end of period	$597	$340

Supplemental disclosure of cash flow information:
Cash paid for interest	$10,086	$10,038
Cash paid for taxes	11	30

See accompanying notes to condensed consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

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

(2)	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2007, filed with the SEC on December 28, 2007.

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

Goodwill and Other Intangibles

As required by SFAS 142, Goodwill and Other Intangible Assets, the Company reviews goodwill annually for impairment at the end of each fiscal year or if events or circumstances indicate potential impairment. The Company must recognize an impairment loss if, and to the extent that, goodwill exceeds fair value. The Company completed the fiscal year 2007 annual goodwill impairment analysis in the fourth quarter of fiscal year 2007. Based on this analysis, the Company concluded that no goodwill impairment existed as of September 30, 2007. For the three months ended December 31, 2007, there were no significant events that indicated the existence of goodwill impairment as of December 31, 2007. Intangible assets are amortized over their estimated useful lives, as follows:

Purchased contracts	1-13 years
Internal use software and engineering designs	5-6 years
Non-compete agreements	2-3 years

Postretirement Benefits

The Company accounts for postretirement benefits other than pension in accordance with SFAS No. 106 Employers’ Accounting for Postretirement Benefits Other Than Pension and SFAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS 106 requires the cost to provide the benefits to be accrued over the employees’ period of active service. These costs are determined on an actuarial basis. SFAS 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. The Company curtailed the postretirement benefits plan at the end of fiscal year 2007. See footnote 4 for further discussion.

Redeemable Common Stock

The Company’s outstanding shares of common stock are considered redeemable equity securities because eventual redemption of shares of Alion common stock is deemed to be outside the Company’s control. Alion is required to increase or decrease the reported value of its outstanding common stock to reflect the estimated redemption value at each reporting date based on management’s estimated fair value price per share. The Company records changes in the reported value of Alion’s outstanding common stock through an offsetting charge or credit to accumulated deficit, based on the change, if any, in the estimated fair value of a share of Alion common stock and the total shares outstanding at each reporting date. Management used a valuation prepared by an independent, third party appraiser selected by State Street Bank & Trust Company, the ESOP Trust, to estimate the fair value price per share of Alion common stock to determine that outstanding redeemable common stock had an aggregate fair value of approximately $200.8 million as of December 31, 2007.

Concentration of Credit Risk and Fair Value of Financial Instruments

Financial instruments that potentially subject the Company to credit risk consist primarily of cash equivalents and accounts receivable. The Company believes that concentrations of credit risk with respect to cash equivalents are limited due to the high credit quality of these investments. The Company believes that concentrations of credit risk with respect to accounts receivable are limited as they are primarily federal government receivables.

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

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted this statement and determined that it will not have a significant impact on its financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which changes the requirements for an acquirer’s recognition and measurement of the assets acquired and liabilities assumed in a business combination. This statement is effective for the Company with respect to all business combinations for which the acquisition date is after October 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently analyzing the impact of adopting this statement on its financial statements, but currently does not believe its adoption will have a significant impact on its financial position or results of operations.

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

The Company sponsors a medical benefits plan providing certain medical, dental, and vision coverage to eligible employees and former employees. The Company is self-insured with a stop-loss limit under an insurance agreement. The Company provides postretirement medical benefits for employees who meet certain age and service requirements. The plan provides benefits until age 65 and requires employees to pay one-quarter of their health care premiums. A small, closed group of employees is eligible for coverage after age 65. These retirees contribute a fixed portion of the health care premium. The estimated contribution to premiums from retirees is an aggregate of $125,000 for fiscal year 2008. The plan was effectively amended as of September 30, 2007. The amendment eliminates future benefits for those retiring after December 31, 2007. The plan is now closed to new participants.

There were no plan assets as of December 31, 2007 and September 30, 2007. The Company uses a September 30 measurement date.

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

(6)	Redeemable common stock owned by ESOP Trust

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

The Company can choose whether to make a distribution in cash or shares of Alion common stock. The IRC and ERISA require that if the Company distributes common stock to a participant or beneficiary, the Company must provide a put option to permit the recipient to sell the stock back to the Company at the estimated fair value price per share, which was $40.05 at December 31, 2007 and September 30, 2007. The Company uses a valuation performed by an independent, third-party firm to determine the estimated fair value price per share. Certain participants who beneficially acquired shares of Alion common stock on December 22, 2002, have the right to sell such shares distributed from their accounts at the greater of the then current estimated fair value per share or the original purchase price ($10.00).

Although the Company and the ESOP retain the right to delay distributions consistent with the terms of the plan and to control the circumstances of future distributions, eventual redemption of shares of Alion common stock is deemed to be outside the Company’s control.

(7)	Accounts Receivable

	December 31,	September 30,
	2007	2007
	(In thousands)

Billed receivables	$134,974	$126,430
Unbilled receivables:
Amounts currently billable	56,250	40,539
Revenues recorded in excess of milestone billings on fixed price contracts	2,561	2,059
Revenues recorded in excess of estimated contract value or funding	29,897	17,661
Retainages and other amounts billable upon contract completion	7,789	5,243
Allowance for doubtful accounts	(5,536)	(5,272)

Total Accounts Receivable	$225,935	$186,660

Revenues recorded in excess of milestone billings on fixed price contracts are not yet contractually billable. Amounts currently billable consist principally of amounts to be billed within the next year. Any remaining unbilled balance including retainage is billable upon contract completion or completion of Defense Contract Audit Agency audits. Revenues recorded in excess of contract value or funding are billable upon receipt of contractual amendments or other modifications. Costs and estimated earnings in excess of billings on uncompleted contracts totaled approximately $96.5 million as of December 31, 2007 and included approximately $29.9 million for customer-requested work for

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

which the Company had not received contracts or contract modifications. In keeping with industry practice, the Company classifies all contract-related accounts receivable as current assets based on contractual operating cycles which frequently exceed one year. Unbilled receivables are expected to be billed and collected within one year except for $7.8 million at December 31, 2007

(8)	Property, Plant and Equipment

	December 31,	September 30,
	2007	2007
	(In thousands)

Leasehold improvements	$7,479	$7,212
Equipment and software	32,344	31,388

Total cost	39,823	38,600
Less: accumulated depreciation and amortization	(20,268)	(19,048)

Net fixed assets	$19,555	$19,552

Depreciation and leasehold amortization expense for fixed assets was approximately $1.3 million and $1.4 million for the three months ended December 30, 2007 and 2006, respectively.

(9)	Goodwill and Intangible Assets

As of December 31, 2007, the Company has recorded goodwill of approximately $398.8 million. Changes in the carrying amount of goodwill during the three months ended December 31, 2007, in the aggregate, are summarized in the following table:

Total
(In thousands)

Balance as of October 1, 2007	$395,926
Adjustment to initial allocation made during the three months ended December 31, 2007 (includes earn-out obligations)	2,888

Balance as of December 31, 2007	$398,814

Intangible assets consist primarily of contracts purchased in connection with the acquisitions of JJMA, BMH, WCI and MA&D and the contracts the Company acquired from Anteon Corporation (Anteon Contracts). The components of intangible assets as of December 31, 2007 and September 30, 2007 are as follows:

	December 31, 2007			September 30, 2007
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
	(In thousands)

Purchased contracts	$111,521	$(60,877)	$50,644	$111,519	$(57,296)	$54,223
Internal use software and engineering designs	2,155	(887)	1,268	2,155	(790)	1,365
Non-compete agreements	725	(660)	65	725	(654)	71

Total	$114,401	$(62,424)	$51,977	$114,399	$(58,740)	$55,659

The weighted-average remaining amortization period of intangible assets was approximately seven years at December 31, 2007 and September 30, 2007. Amortization expense was approximately $3.7 million and $4.3 million for the three months ended December 31, 2007 and 2006, respectively. Estimated aggregate

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

amortization expense for the remainder of fiscal year 2008 and for each of the next five years and thereafter is as follows:

		(In thousands)

For the remaining nine months:	2008	10,800
For the year ending September 30:	2009	12,495
	2010	10,986
	2011	6,843
	2012	6,154
	2013	2,859
	and thereafter	1,840

Total:		$51,977

(10)	Long-Term Debt

Term B Senior Credit Facility

The Company entered into various debt agreements (Senior Credit Agreement, Mezzanine Note, and Subordinated Note) on December 20, 2002 to fund its acquisition of substantially all the assets of IITRI. In August 2004, the Company entered into a new Term B senior secured credit facility (the Term B Senior Credit Facility) with a syndicate of financial institutions for which Credit Suisse serves as arranger, administrative agent and collateral agent, and for which LaSalle Bank National Association serves as syndication agent. The following amendments were made to the Term B Senior Credit Facility since August 2004:

•	In April 2005, the first amendment to the Term B Senior Credit Facility (Amendment One) made certain changes to the Term B Senior Credit Facility and added $72.0 million in senior term loans to the Company’s total Term B Senior Credit Facility debt.

•	In March 2006, the second amendment to the Term B Senior Credit Facility (Amendment Two) made certain changes to the Term B Senior Credit Facility and increased the senior term loan commitment by $68.0 million, of which the full $68.0 million had been drawn down by the Company as of December 31, 2007, and increased the revolving credit commitment from $30.0 million to $50.0 million.

•	On June 30, 2006, the third amendment to the Term B Senior Credit Facility (Amendment Three) made certain changes to the Term B Senior Credit Facility and added $50.0 million in senior term loans to the Company’s total Term B Senior Credit Facility debt.

•	On January 4, 2007, the fourth increment to the Term B Senior Credit Facility (Increment Four) added $15.0 million in senior term loans to the Company’s total Term B Senior Credit Facility debt.

•	On February 6, 2007, the fourth amendment to the Term B Senior Credit Facility (Amendment Four) made certain changes to the Term B Senior Credit Facility, including (i) extending the maturity date of the senior term loans to February 6, 2013, (ii) adjusting the principal repayment schedule to require one balloon principal repayment at maturity, and (iii) adding an incurrence test as an additional condition to the Company’s ability to incur permitted indebtedness.

•	On July 17, 2007, the fifth increment to the Term B Senior Credit Facility (Increment Five) added $25.0 million in senior term loans to the Company’s Term B Senior Credit Facility.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

The Term B Senior Credit Facility consists of:

•	a senior term loan, which is comprised of the following balances:

	December 31,	September 30,
	2007	2007
	(In thousands)

Senior term loan	$244,884	$245,502
Less: Unamortized debt issuance costs	(4,492)	(4,716)

Senior term loan payable	$240,392	$240,786
Less: current maturities, net of unamortized debt issue costs	(2,430)	(2,430)

Senior term loan payable, less current maturities	$237,962	$238,356

•	a $50.0 million senior revolving credit facility under which approximately $26.6 million was outstanding as of December 31, 2007 and approximately $3.7 million of which was allocated for letters of credit and as such is not available to be borrowed; and

•	a $110.0 million uncommitted incremental senior term loan “accordion” facility.

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

On April 1, 2005, the Company chose to have the senior term loan bear interest at the Eurodollar rate and the senior revolving credit facility bear interest at the ABR rate based on Credit Suisse’s prime rate. As of December 31, 2007, the Eurodollar rate on the senior term loan was 7.73 percent (4.83 percent plus 2.50 percent Eurodollar spread) and the ABR rate was 9.00 percent (7.50 percent plus 1.50 percent spread).

Other Fees and Expenses.  Each quarter the Company is required to pay a commitment fee of 50 basis points per year on the prior quarter’s daily, unused balance of the revolving credit facility and senior term loan commitment. As of December 31, 2007, the Company had approximately $26.6 million outstanding on the revolving credit facility and approximately $3.7 million was allocated for letters of credit; and the senior term loan was fully utilized. For the three months ended December 31, 2007, the Company paid approximately $25,000 in commitment fees for the revolving credit facility and no commitment fee for the senior term loan.

The Company is also required to pay an annual agent’s fee and a fronting fee not to exceed 25 basis points for each letter of credit issued under the revolving credit facility. Interest is due quarterly in arrears at the applicable revolving credit facility rate for all outstanding letters of credit.

Financial Covenants.  The Term B Senior Credit Facility requires the Company to meet certain financial performance measures typical of commercial loans of this type including senior secured leverage and interest coverage ratios. The Term B Senior Credit Facility includes other covenants that restrict the Company’s ability to

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

take certain actions without the prior consent of senior lenders who extended a majority of the outstanding senior term loans. As of December 31, 2007, the Company was in compliance with the Term B Senior Credit Facility covenants.

Senior Unsecured Notes

On February 8, 2007, the Company issued and sold $250.0 million of its 10.25% senior unsecured notes due February 1, 2015 to Credit Suisse, which informed the Company that it resold most of the Senior Unsecured Notes to qualified institutional buyers.

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

Interest Payable

Interest Payable consisted of the following balances:

	December 31,	September 30,
	2007	2007
	(In thousands)

Senior Unsecured Notes	$10,677	$4,271
Term B Senior Credit Facility	3,147	7,840

Total	$13,824	$12,111

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

The Subordinated Note bears interest at (i) 6% through December 20, 2006, (ii) approximately 6.4% from December 21, 2006 through December 20, 2007, and (iii) approximately 6.7% from December 21, 2007 through December 20, 2008. Interest is payable quarterly by the issuance of paid-in-kind or PIK notes maturing at the same time as the Subordinated Note. The PIK notes have the effect of deferring the underlying cash interest expense on the Subordinated Note. Beginning on December 21, 2008, the Subordinated Note will bear interest at 16% per year payable quarterly in cash until the note has been repaid in full. Principal on the Subordinated Note is payable in equal installments of $19.95 million in December 2009 and December 2010. The PIK notes are due in equal installments of approximately $7.4 million on these same dates.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

As of December 31, 2007, the remaining fiscal year principal repayments (at face amount before debt discount) for outstanding indebtedness are as follows:

	2008	2009	2010	2011	2012	2013	Thereafter	Total
	(In thousands)

Senior Secured Term B Loan(1)	$1,855	$2,474	$2,474	$2,474	$2,474	$233,134	$—	$244,885
Senior Unsecured Notes(2)	—	—	—	—	—	—	250,000	250,000
Subordinated Seller Note(3)	—	19,950	19,950	—	—	—	—	39,900
Subordinated Paid in Kind Note(4)	—	7,402	7,402	—	—	—	—	14,804

Total Principal Payments	$1,855	$29,826	$29,826	$2,474	$2,474	$233,134	$250,000	$549,589

(1)	The table does not reflect any prepayments of the senior term loan based on excess cash flow or other conditions as the timing and amount of any such payments are uncertain. The approximate $240.4 million on the face of the balance sheet (current and long-term portion) includes, as of December 31, 2007, approximately $4.5 million of unamortized debt issue costs (which initially totaled approximately $12.3 million). The Company expects to refinance the senior term loan before the end of fiscal year 2012.

(2)	The table reflects the $250.0 million of Senior Unsecured Notes currently issued and outstanding. The principal amount of $250.0 million is due and payable on February 1, 2015.

(3)	Repayment of $39.9 million for the face value of the Subordinated Note in two equal payments of $19.95 million in years 2009 and 2010. The $39.9 million includes, as of December 31, 2007, approximately $2.6 million of unamortized debt discount assigned to fair value of the detachable warrants. On December 20, 2002, approximately $7.1 million was assigned as the fair value of the warrants in accordance with Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially settled in, a Company’s Own Stock. The Company expects to refinance the Subordinated Note before the end of fiscal year 2008.

(4)	During the eight-year term of the Subordinated Note, approximately $14.8 million of principal accretes to the note in the form of PIK notes and is included in the principal payments in fiscal years 2009 and 2010. The principal, together with the outstanding balance of the PIK notes, will be due and payable in equal amounts at the end of fiscal years 2009 and 2010. The Company expects to refinance the PIK notes before the end of fiscal year 2008.

(11)	Redeemable Common Stock Warrants

In connection with the issuance of the Subordinated Note described in Note 10, the Company issued 1,080,437 detachable redeemable common stock warrants (the Warrants) to IITRI. IITRI subsequently transferred all of its rights, title and interest in the Warrants to IIT. The Warrants have an exercise price of $10 per share and are exercisable until December 2010. The Warrants permit the holders to sell warrants to the Company, at predetermined times, at the then current fair value of the common stock less the exercise price. The Warrants are classified as debt instruments in accordance with Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. The Company recorded the initial $10.3 million estimated fair value of the Warrants as a discount to the face value of the notes issued and as a

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

liability. The outstanding Warrants had an estimated fair value of $33.5 million as of December 31, 2007. The Company recognizes interest expense for changes in the estimated fair value of the Warrants.

(12)	Leases

Future minimum lease payments under non-cancelable operating leases for buildings, equipment and automobiles at December 31, 2007 are set out below. Under these operating leases, the Company subleased some excess capacity to subtenants under non-cancelable operating leases. In connection with the IPS and JJMA acquisitions, the Company assumed operating leases at above-market rates and recorded a loss accrual of approximately $4.9 million based on the estimated fair value of the lease liabilities assumed; which is being amortized over the lease terms. The remaining unamortized accrued loss related to these acquisitions was $1.2 million at December 31, 2007. In connection with the IPS acquisition, the Company also acquired a related sub-lease pursuant to which it receives above-market rates. Based on the estimated fair value of the sublease, the Company recognized an asset of $0.6 million which is being amortized over the lease term. The remaining asset value was $0.2 million at December 31, 2007.

Future Minimum Lease Payments

Fiscal Years Ending	(In thousands)

2008 (for the remainder of fiscal year)	$18,993
2009	22,621
2010	19,113
2011	16,341
2012	12,815
2013	11,856
and thereafter	23,171

Gross lease payments	124,910
Less: non-cancelable subtenant receipts	(7,167)

Net lease payments	$117,743

Composition of Total Rent Expense

	December 31,
	2007	2006
	(In thousands)

Minimum rentals	$6,356	$6,549
Less: Sublease rental income	(835)	(552)

Total rent expense, net	$5,521	$5,997

(13)	Stock Appreciation Rights

As of December 31, 2007, under the 2002 SAR Plan, the Company had granted 236,400 SARs to directors and employees. Under the 2004 SAR Plan, the Company had granted 809,515 SARs to directors and employees. For the three months ended December 31, 2007 and 2006, the Company recognized approximately $0.5 million and $1.2 million, respectively, in compensation expense associated with the two SAR plans.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

The table below sets out the disclosures and the assumptions used to value a share of Alion common stock and the Company’s grants of stock appreciation rights as of December 31, 2007 and September 30, 2007. For grants issued prior to October 1, 2006, the Company uses the intrinsic value method to recognize compensation expense. For grants issued on or after October 1, 2006, the Company uses a Black-Scholes-Merton option pricing model to recognize compensation expense pursuant to SFAS No. 123(R) Share-Based Payment. The Company uses the fair market value of a share of its common stock to recognize expense for all grants; therefore no additional disclosures are required for these grants. There is no established public trading market for Alion’s common stock. The Trust is the only holder of our common stock. The Company uses an independent third party valuation firm to determine the fair market value of a share of Alion common stock. Alion does not expect to pay any dividends on its common stock. The terms of the Term B Senior Credit Facility, the Indenture and the Subordinated Note impose certain limitations on the payment of dividends. The Company currently intends to retain future earnings, if any, for use in the operation of its business.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Alion Science and Technology Corporation
Stock-based Compensation Disclosures per FAS 123 and FAS 123R
Stock Appreciation Rights
As of December 31, 2007

	Shares	Shares	Total
	Granted to	Granted to	Shares	Exercise	Outstanding	Outstanding				Vested	Exercisable
Date of Grant	Employees	Directors	Granted	Price	at 9/30/07	at 12/31/07	Forfeited	Exercised	Expired	at 12/31/07	at 12/31/07

December 2002	64,250	—	64,250	$10.00	38,505	35,580	120	2,805	—	35,580	35,580
December 2002	—	29,400	29,400	$10.00	—	—	—	—	—	—	—
May 2003	300	—	300	$11.13	90	—	—	90	—	—	—
June 2003	300	—	300	$11.13	—	—	—	—	—	—	—
November 2003	129,550	—	129,550	$14.71	81,721	75,481	400	5,840	—	57,416	12,043
November 2003	—	12,600	12,600	$14.71	—	—	—	—	—	—	—
November 2004	—	12,600	12,600	$19.94	8,400	8,400	—	—	—	8,400	8,400
February 2005	164,750	—	164,750	$19.94	109,800	107,550	1,050	1,200		47,900	—
March 2005	2,000	—	2,000	$19.94	2,000	2,000	—	—	—	1,000	—
April 2005	33,000	—	33,000	$29.81	24,000	22,500	500	1,000	—	9,000	—
June 2005	2,000	—	2,000	$29.81	2,000	2,000	—	—	—	1,000	—
December 2005	276,675	—	276,675	$35.89	229,288	224,756	2,844	1,688	—	113,019	—
February 2006	13,000	—	13,000	$35.89	10,250	10,250	—	—	—	2,563	—
February 2006	7,500	—	7,500	$35.89	5,000	5,000	—	—	—	1,250	—
May 2006	7,000	—	7,000	$37.06	7,000	7,000	—	—	—	1,750	—
July 2006	15,000	—	15,000	$37.06	15,000	15,000	—	—	—	3,750	—
August 2006	1,250	—	1,250	$37.06	1,250	313	938	—	—	313	—
December 2006	239,290	—	239,290	$41.02	225,600	221,475	4,125	—	—	55,538	—
February 2007	33,450	—	33,450	$41.02	31,700	31,700	—	—	—	—	—
September 2007	2,000	—	2,000	$43.37	2,000	2,000	—	—	—	—	—
Total	991,315	54,600	1,045,915		793,604	771,005	9,977	12,623	—	338,479	56,023
Wtd Avg Exercise Price	$29.99	$13.38	$29.12		$26.39	$31.73	$34.98	$18.16	$—	$27.56	$12.50

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Alion Science and Technology Corporation
Stock-based Compensation Disclosures per FAS 123 and 123R
Stock Appreciation Rights
As of December 31, 2007

	Risk Free					Remaining Life
Date of Grant	Interest Rate			Volatility	Expected Life	(months)

December 2002	4.06%	-	4.49%	60%	5 yrs	0.0
December 2002	4.06%	-	4.49%	60%	3 yrs	0.0
May 2003	2.70%	-	3.30%	55%	5 yrs	4.3
June 2003	2.70%	-	3.30%	55%	5 yrs	5.1
November 2003	4.06%	-	4.49%	60%	5 yrs	10.7
November 2003	4.06%	-	4.49%	60%	3 yrs	0.0
November 2004	3.10%	-	3.60%	45%	3 yrs	0.0
February 2005	3.10%	-	3.60%	45%	4 yrs	13.1
March 2005	3.10%	-	3.60%	45%	4 yrs	14.2
April 2005	4.10%	-	4.20%	45%	4 yrs	15.0
June 2005	4.10%	-	4.20%	45%	4 yrs	17.2
December 2005	4.20%	-	4.20%	40%	4 yrs	23.7
February 2006	4.20%	-	4.20%	40%	4 yrs	25.4
February 2006	4.20%	-	4.20%	40%	4 yrs	25.8
May 2006	4.82%	-	4.83%	35%	4 yrs	28.6
July 2006	4.82%	-	4.83%	35%	4 yrs	30.0
August 2006	4.82%	-	4.83%	35%	4 yrs	31.9
December 2006	4.54%	-	4.58%	35%	4 yrs	35.7
February 2007	4.54%	-	4.58%	35%	4 yrs	37.8
September 2007	4.54%	-	4.54%	35%	4 yrs	44.1
Wtd Avg Remaining Life (months)						23.6

(14)	Phantom Stock Plans

As of December 31, 2007, under the Initial Phantom Stock Plan, the Company had granted 223,685 shares of phantom stock. Under the Second Phantom Stock Plan, the Company had granted 299,585 shares of retention phantom stock and 207,778 shares of performance phantom stock. Under the Director Phantom Stock Plan, the Company had granted 13,786 shares of phantom stock. For the three months ended December 31, 2007 and 2006, the Company recognized approximately $1.5 million and 2.4 million, respectively, in compensation expense associated with the three phantom stock plans.

The table below sets out the disclosures required by SFAS No. 123 and the assumptions used to value a share of Alion common stock and the Company’s grants of phantom stock as of December 31, 2007 and September 30, 2007. The Company uses the intrinsic value method to recognize stock-based compensation expense. There is no established public trading market for Alion’s common stock. The ESOP Trust is the only holder of the Company’s common stock. The Company uses an independent third party valuation firm to determine the fair market value of a share of Alion common stock. Alion does not expect to pay any dividends on its common stock. The terms of the senior credit facility and the Subordinated Note prohibit paying dividends without consent of the respective lenders. The Company intends to retain future earnings, if any, for use in the business.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Alion Science and Technology Corporation
Stock-based Compensation Disclosures per FAS 123 and FAS 123R
Phantom Stock
as of December 31, 2007

				Grant
	Shares	Shares	Total	Date		Outstanding
	Granted to	Granted to	Shares	Price per	Outstanding	at				Vested at	Exercisable at
Date of Grant	Employees	Directors	Granted	Share	at 9/30/07	12/31/07	Forfeited	Exercised	Expired	12/31/07	12/31/07

February 2003	171,000	—	171,000	$10.00	26,000	26,000	—	—	—	—	—
November 2003	52,685	—	52,685	$14.71	19,715	13,256	—	6,459	—	5,438	5,438
February 2005	213,215	—	213,215	$19.94	188,140	188,140	—	—	—	—	—
February 2005	98,399	—	98,399	$19.94	98,399	98,399	—	—	—	—	—
February 2005	5,015	—	5,015	$19.94	5,015	5,015	—	—	—	2,508	—
August 2005	2,960	—	2,960	$33.78	2,960	2,960	—	—	—	1,974	—
November 2005	66,592	—	66,592	$35.89	62,413	62,413	—	—	—	—	—
November 2005	—	7,808	7,808	$35.89	6,181	6,181	—	—	—	3,904	3,904
November 2005	55,726	—	55,726	$35.89	55,726	55,726	—	—	—	—	—
November 2006	—	5,978	5,978	$41.02	5,978	5,978	—	—	—	1,993	1,993
November 2006	65,456	—	65,456	$41.02	60,580	60,580	—	—	—	—	—
Total	731,048	13,786	744,834		531,107	524,648	—	6,459	—	15,817	11,335
Wtd Avg Grant Date Fair Value Price per Share	$21.85	$38.11	$22.15		$25.71	$25.85	$—	$14.71	$—	$26.46	$26.63

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Alion Science and Technology Corporation
Stock-based Compensation Disclosures per FAS 123 and FAS 123R
Phantom Stock
as of December 31, 2007

						Remaining Life
Date of Grant	Risk Free Interest Rate			Volatility	Expected Life	(months)

February 2003	4.06%	-	4.49%	60%	5 yrs	1.3
November 2003	4.06%	-	4.49%	60%	5 yrs	10.3
February 2005	3.10%	-	3.60%	45%	3 yrs	1.1
February 2005	3.10%	-	3.60%	45%	3 yrs	1.1
February 2005	3.10%	-	3.60%	45%	4 yrs	13.1
August 2005	3.72%	-	3.77%	45%	3 yrs	7.1
November 2005	4.20%	-	4.20%	40%	3 yrs	10.3
November 2005	4.20%	-	4.20%	40%	3 yrs	10.3
November 2005	4.20%	-	4.20%	40%	5 yrs	34.3
November 2006	4.54%	-	4.58%	35%	3 yrs	22.5
November 2006	4.54%	-	4.58%	35%	3 yrs	22.5
Total
Wtd Avg Remaining Life (months)						8.9

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

Contract receivables from agencies of the federal government represented approximately $210.0 million, or 90.9%, of accounts receivable at December 31, 2007 and $175.1 million, or 93.5%, of accounts receivable at December 31, 2006. Contract revenues from agencies of the federal government represented approximately 92.0% of total contract revenues during the three months ended December 30, 2007 and 94.3% of total contract revenues during the three months ended December 31, 2006. As a percentage of consolidated revenues, the only customer to comprise 10% or more of consolidated revenues during the three months ended December 31, 2007 and 2006 was as follows:

		For the Three Months Ended December 31,
Government Agency	Contract	2007	2006

Department of Defense	SeaPort Multiple
Navy	Award Contract	18.0%	14.5%

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(16)	Guarantor/Non-guarantor Condensed Consolidated Financial Information

The Company’s Senior Unsecured Notes are unsecured general obligations of the Company. Certain of the Company’s wholly-owned, domestic subsidiaries have jointly, severally, fully and unconditionally guaranteed the Senior Unsecured Notes. The following information presents condensed consolidating balance sheets as of December 31, 2007 and September 30, 2007, condensed consolidating statements of operations for the three months ended December 31, 2007 and December 31, 2006; and condensed consolidating statements of cash flows for the three months ended December 31, 2007 and December 31, 2006 of the parent company issuer, the guarantor subsidiaries and the non-guarantor subsidiaries. Investments include investments in subsidiaries held by the parent company issuer and have been presented using the equity method of accounting.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Condensed Consolidating Balance Sheet Information at December 31, 2007

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	(In thousands)

Current assets:
Cash and cash equivalents	$597	$—	$—	$—	$597
Accounts receivable	220,860	5,043	32	—	225,935
Prepaid expenses and other current assets	5,042	36	—	—	5,078

Total current assets	226,499	5,079	32	—	231,610
Property, plant and equipment, net	19,377	178	—	—	19,555
Intangible assets, net	51,977	—	—	—	51,977
Goodwill	398,814	—	—	—	398,814
Investment in subsidiaries	7,929	—	—	(7,929)	—
Intercompany receivables	—	7,431	—	(7,431)	—
Other assets	7,496	16	—	—	7,512

Total assets	712,092	12,704	32	(15,360)	709,468

Current liabilities:
Book cash overdraft	1,564	501	—	—	2,065
Interest payable	13,824	—	—	—	13,824
Current portion, Term B Senior Credit Facility note payable	2,430	—	—	—	2,430
Current portion, acquisition obligations	7,874	—	—	—	7,874
Trade accounts payable	48,474	905	10	—	49,389
Accrued liabilities	37,118	1,817	3		38,938
Accrued payroll and related liabilities	45,939	965	148	—	47,052
Billings in excess of costs and estimated earnings on uncompleted contracts	2,665	—	—	—	2,665

Total current liabilities	159,888	4,188	161	—	164,237
Intercompany payables	7,090	—	341	(7,431)	—
Notes payable to bank	26,550	—	—	—	26,550
Term B Senior Credit Facility note payable, excluding current portion	237,962	—	—	—	237,962
Senior Unsecured Notes	243,701	—	—	—	243,701
Subordinated note payable	52,411	—	—	—	52,411
Accrued compensation, excluding current portion	11,597	—	—	—	11,597
Accrued postretirement benefit obligations	1,188	—	—	—	1,188
Non-current portion of lease obligations	6,296	117	—	—	6,413
Redeemable common stock warrants	33,506	—	—	—	33,506
Common stock of subsidiaries	—	2,799	—	(2,799)	—
Redeemable common stock	200,756	—	—	—	200,756
Accumulated surplus (deficit)	(279,125)	5,606	(470)	5,136	(268,853)

Total liabilities, redeemable common stock and accumulated deficit	$701,820	$12,710	$32	$(5,094)	$709,468

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Condensed Consolidating Balance Sheet Information at September 30, 2007

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	(In thousands)

Current assets:
Cash and cash equivalents	$11,718	$(33)	$(1)	$—	$11,684
Accounts receivable	180,431	6,224	5	—	186,660
Stock subscriptions receivable	3,378	—	—	—	3,378
Prepaid expenses and other current assets	3,569	64	1	—	3,634

Total current assets	199,096	6,255	5	—	205,356
Property, plant and equipment, net	19,350	202	—	—	19,552
Intangible assets, net	55,659	—	—	—	55,659
Goodwill	395,926	—	—	—	395,926
Investment in subsidiaries	7,679	—	—	(7,679)	—
Intercompany receivables	—	5,996	—	(5,996)	—
Other assets	7,461	16	—	—	7,477

Total assets	685,171	12,469	5	(13,675)	683,970

Current liabilities:
Interest payable	12,111	—	—	—	12,111
Current portion, Term B Senior Credit Facility note payable	2,430	—	—	—	2,430
Current portion, acquisition obligations	4,832	—	—	—	4,832
Trade accounts payable	45,124	980	—	—	46,104
Accrued liabilities	31,638	1,594	6	—	33,238
Accrued payroll and related liabilities	42,582	968	152	—	43,702
Billings in excess of costs and estimated earnings on uncompleted contracts	2,059	—	—	—	2,059

Total current liabilities	140,776	3,542	158	—	144,476
Intercompany payables	5,760	—	236	(5,996)	—
Notes payable to bank	9,250	—	—	—	9,250
Term B Senior Credit Facility note payable, excluding current portion	238,356	—	—	—	238,356
Senior Unsecured Notes	243,483	—	—	—	243,483
Subordinated note payable	51,313	—	—	—	51,313
Accrued compensation, excluding current portion	14,733	750	—	—	15,483
Accrued postretirement benefit obligations	1,175	—	—	—	1,175
Non-current portion of lease obligations	6,094	109	—	—	6,203
Redeemable common stock warrants	33,610	—	—	—	33,610

Common stock of subsidiaries	—	2,799	—	(2,799)	—
Redeemable common stock	200,768	—	—	—	200,768
Accumulated surplus (deficit)	(260,147)	4,947	(389)	(4,558)	(260,147)

Total liabilities, redeemable common stock and accumulated deficit	$685,171	$12,469	$5	$(13,675)	$683,970

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Condensed Consolidating Statement of Operations
for the Three Months Ended December 31, 2007

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	(In thousands)

Contract revenue	$176,759	$6,349	$37	$—	$183,145
Direct contract expense	135,803	4,549	30	—	140,382

Gross profit	40,956	1,800	7	—	42,763

Operating expenses:
Indirect contract expense	8,533	1,268	82	—	9,883
Research and development	161	—	—	—	161
General and administrative	15,218	256	(1)	—	15,473
Rental and occupancy expense	7,664	—	7	—	7,671
Depreciation and amortization	5,006	21	—	—	5,027
Bad debt expense	260	8	—	—	268

Total operating expenses	36,842	1,553	88	—	38,483

Operating income (loss)	4,114	247	(81)	—	4,280
Other income (expense):
Interest income	155	—	—	—	155
Interest expense	(13,276)	—	—	—	(13,276)
Other	62	84	—	—	146
Equity in net income (loss) of subsidiaries	250	—	—	(250)	—

Income (loss) before income taxes	(8,695)	331	(81)	(250)	(8,695)
Income tax expense	(11)	—	—	—	(11)

Net income (loss)	$(8,706)	$331	$(81)	$(250)	$(8,706)

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Condensed Consolidating Statement of Operations
for the Three Months Ended December 31, 2006

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	(In thousands)

Contract revenue	$174,133	$6,924	$82	$—	$181,139
Direct contract expense	135,043	4,996	62	—	140,101

Gross profit	39,090	1,928	20	—	41,038

Operating expenses:
Indirect contract expense	8,379	1,072	24	—	9,475
Research and development	604	—	50	—	654
General and administrative	16,258	347	8	—	16,613
Rental and occupancy expense	8,258	—	7	—	8,265
Depreciation and amortization	5,622	33	—	—	5,655
Bad debt expense	318	15	—	—	333

Total operating expenses	39,439	1,467	89	—	40,995

Operating income	(349)	461	(69)	—	43
Other income (expense):
Interest income	116	—	—	—	116
Interest expense	(14,358)	—	—	—	(14,358)
Other	235	(261)	100	—	74
Equity in net income (loss) of subsidiaries	244	—	—	(244)	—

Income (loss) before income taxes	(14,112)	200	31	(244)	(14,125)
Income tax benefit	—	13	—	—	13

Net income (loss)	$(14,112)	$213	$31	$(244)	$(14,112)

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Condensed Consolidating Statement of Cash Flows
Three Months Ended December 31, 2007

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Consolidated
	(In thousands)

Net cash used in operating activities	$(31,521)	$(456)	$1	$(31,976)
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	—	—	—
Capital expenditures	(1,211)	(12)	—	(1,223)

Net cash used in investing activities	(1,211)	(12)	—	(1,223)
Cash flows from financing activities:
Change in book overdraft	1,564	501	—	2,065
Repayment of Term B Credit Facility note payable	(618)	—	—	(618)
Net borrowings under revolving credit facility	17,300	—	—	17,300
Purchase of common stock from ESOP Trust	(12)	—	—	(12)
Cash received from sale of common stock to ESOP Trust	3,377	—	—	3,377

Net cash provided by financing activities	21,611	501	—	22,112
Net increase (decrease) in cash and cash equivalents	(11,121)	33	1	(11,087)
Cash and cash equivalents at beginning of year	11,718	(33)	(1)	11,684

Cash and cash equivalents at end of year	$597	$—	$—	$597

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Condensed Consolidating Statement of Cash Flows
Three Months Ended December 31, 2006

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Consolidated
	(In thousands)

Net cash used in operating activities	$(25,169)	$(83)	$26	$(25,226)
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(6,560)	—	—	(6,560)
Capital expenditures	(1,500)	—	(33)	(1,533)

Net cash used in investing activities	(8,060)	—	(33)	(8,093)
Cash flows from financing activities:
Book overdraft	3,261	—	—	3,261
Repayment of Term B Credit Facility note payable	(655)	—	—	(655)
Payment of debt issuance costs	(850)	—	—	(850)
Net borrowings under revolving credit facility	20,250	—	—	20,250
Purchase of shares of common stock from ESOP Trust	(92)	—	—	(92)
Cash received from issuance of common stock to Trust	8,990	—	—	8,990

Net cash provided by financing activities	30,904	—	—	30,904
Net decrease in cash and cash equivalents	(2,325)	(83)	(7)	(2,415)
Cash and cash equivalents at beginning of year	2,728	(32)	59	2,755

Cash and cash equivalents at end of year	$403	$(115)	$52	$340

(17)	Commitments and Contingencies

Earn-Out and Hold-Back Commitments

The Company has earn-out and hold-back commitments related to the following acquisitions:

BMH — There was an earn-out provision not to exceed a total of $6.0 million and a hold-back provision not to exceed $1.5 million based on the revenue of the business units that formerly comprised BMH. The obligation continued until December 2007. In the three months ended December 31, 2007, the Company recognized the remaining $3.0 million in estimated earn-out obligations related to BMH.

LogConGroup — There is an earn-out provision not to exceed a total of $0.9 million based on the revenue of the business units that formerly comprised LogConGroup. The obligation continues until September 2013. In the three months ended December 31, 2007, the Company recognized no earn-out obligation related to LogConGroup.

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

Alion’s primary provider of general liability insurance, St. Paul Travelers, has assumed defense of these lawsuits. However, since there is some uncertainty as to whether St. Paul Travelers received timely notice of a potential claim by Alion in connection with these lawsuits under its general liability insurance policy, St. Paul Travelers indicated when it assumed defense of the lawsuits, that it was doing so subject to a reservation of rights to deny coverage. Nevertheless, even if St. Paul Travelers is ultimately able to properly deny coverage as a result of late notice of the lawsuits, the Company’s management does not believe that the lawsuits will have a materially adverse effect upon the Company, its operations, its cash flows or its financial condition. American International Group, the Company’s excess insurance carrier, has also been notified regarding these lawsuits.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect upon the Company’s business, financial position, operating results or ability to meet its financial obligations.

Government Audits

The amount of federal government contract revenue and expense reflected in the consolidated financial statements attributable to cost reimbursement contracts is subject to audit and possible adjustment by the Defense Contract Audit Agency (DCAA). The federal government considers the Company to be a major contractor and DCAA maintains an office on site to perform its various audits throughout the year. Contractors found to have violated the False Claims Act, or which are indicted or convicted of violations of other federal laws, may be suspended or debarred from federal government contracting for some period. Such an event could also result in fines or penalties. Given the Company’s dependence on federal government contracts, suspension or debarment could have a material adverse effect on our business, financial condition, results of operations, and ability to meet our pending federal obligations. The Company is not aware of any such pending federal government claims or investigations. Indirect rates have been negotiated and settled through fiscal year 2003. The government has audited all of the Company’s federal government contract indirect costs through fiscal year 2004. The Company submitted its fiscal year 2005 and 2006 indirect expense rates to the government in March 2006 and 2007, respectively, and expects to submit its fiscal year 2007 indirect expense rates to the government in March 2008. The Company has recorded revenue on federal government contracts in amounts it expects to realize.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(18)	Subsequent Events

On January 30, 2008, the Company entered into an interest rate swap with a notional amount of $240 million, to convert a portion of the Term B senior term loan from a floating rate to a fixed rate and to help rebalance the timing of the interest payments on the Term B senior term loan. The variable rates reset every six months, at which time payment or receipt of interest is settled. The first variable rate is from November 1, 2007 to May 1, 2008 and the second variable rate is from May 1, 2008 to November 1, 2008. The Company receives quarterly variable interest rate payments based on the London Interbank Offering Rate (LIBOR) plus a 250 basis point spread in exchange for making semi-annual fixed interest rate payments based on a 6.52% interest rate. The swap matures in November 2008 and is designated as cash flow hedge. As such, the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk will be recognized in earnings. Net payments or receipts under the agreement will be recognized as adjustments to interest expense.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of Alion’s financial condition and results of operations should be read together with the condensed consolidated financial statements (unaudited) and the notes to those statements. The following is intended to update the information contained in the Company’s Annual Report on Form 10-K/A for the year ended September 30, 2007, and presumes that readers have access to, and will have read, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in that report.

Overview

We provide scientific, engineering and information technology and expertise to research and develop technological solutions for problems relating to national defense, homeland security and energy and environmental analysis. We provide these services primarily to agencies of the federal government and, to a lesser extent, to commercial and international customers. Our revenues increased $2.0 million for the quarter ended December 31, 2007 as compared to the quarter ended December 31, 2006, through a combination of internal growth and acquisitions. The following table reflects, for each period indicated, summary results of operations data:

	Three Months Ended December 31,
	2007	2006
	(In millions)

Revenue	$183.1	$181.1
Net loss	(8.7)	(14.1)

The following table summarizes the percentage of revenues attributable to each contract type for the periods indicated.

	For the Three Months Ended December 31,
Contract Type	2007		2006*
	(In millions)

Cost-reimbursement	$128.4	70.1%	$127.9	70.6%
Fixed-price	22.2	12.2%	15.9	8.8%
Time-and-material	32.5	17.7%	37.3	20.6%

Total	$183.1	100.0%	$181.1	100.0%

*	The 2006 amounts were revised to conform to the current presentation for the reallocation of the ID/IQ contracts.

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

	For the Three Months Ended December 31,
Customer Type	2007		2006
	(In millions)

U.S. Department of Defense (DoD)	$159.5	87.1%	$163.9	90.5%
Other Federal Civilian Agencies	8.9	4.9%	6.9	3.8%
Commercial / State / Local and International	14.7	8.0%	10.3	5.7%

Total	$183.1	100.0%	$181.1	100.0%

Results of Operations

Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006

The selected financial information provided in the table below relate to the financial performance of Alion for the three months ended December 31, 2007, compared to the financial performance for three months ended December 31, 2006.

	Consolidated Operations of Alion
	Three Months Ended December 31,
	2007		2006
	(Dollars in millions)
		%		%
Financial Information		revenue		revenue

Total Revenue	$183.1		$181.1
Material and subcontract revenue	79.5	43.4%	78.5	43.3%
Total direct contract expenses	140.4	76.7%	140.1	77.4%
Major components of direct contract expenses Direct labor expense	58.6	32.0%	61.2	33.8%
Material and subcontract expense	76.6	41.8%	74.0	40.9%
Other direct expense	5.2	2.8%	4.9	2.7%
Gross profit	42.8	23.4%	41.0	22.6%
Total operating expense	38.5	21.0%	41.0	22.6%
Major components of operating expense Indirect personnel and facilities	17.6	9.6%	17.7	9.8%
General and administrative (excluding stock- based compensation)	13.4	7.3%	13.0	7.2%
Stock-based compensation	2.0	1.1%	3.6	2.0%
Depreciation and amortization	5.0	2.7%	5.6	3.1%
Income from operations	$4.3	2.3%	$0.0	0.1%

Revenues.  Revenues for the three months ended December 31, 2007 increased $2.0 million, or 1.1%, over the three months ended December 31, 2006. This increase is attributable to work performed on the following contracts:

Increase
Contract	(Decrease)
(In millions)

SeaPort Multiple Award Contract	$6.8
Navy Virtual SYSCOM contract	2.5
Secretary of the Air Force Technical and Analytical Support (SAFTAS) Contract	1.9
Joint Spectrum Center (JSC) contract	(7.7)
Modeling and Simulation Information Analysis Center (MSIAC) Contract	(6.6)
All other contracts	5.1

Net increase in revenue	$2.0

As a component of revenue, material and subcontract (M&S) revenue for the three months ended December 31, 2007 increased approximately $1.0 million, or 1.3%, over the three months ended December 31, 2006. M&S revenue increased to 43.4% of total revenue from 43.3% of total revenue for the three months ended December 31, 2007 and 2006, respectively.

Direct Contract Expenses.  Direct contract expenses for the three months ended December 31, 2007 were materially consistent with the expenses for the three months ended December 31, 2006. Direct contract expenses were 76.7% and 77.4% of total revenue for the three months ended December 31, 2007 and 2006, respectively. Since we generally earn higher profits on our own labor services, we expect the ratio of direct contract expenses to revenue to decline when our labor service mix increases relative to subcontractor labor or third party material. Conversely, as subcontract labor or third-party material purchases for customers increase relative to our own labor services, we expect the ratio of direct contract expenses to revenue to increase. As we continue to bid and win larger contracts, our own labor services component could decrease. This is because the larger contracts typically are broader in scope and require more diverse capabilities resulting in more subcontracted effort. While this could lead to a higher ratio of direct contract expenses to revenue, the economies of these larger jobs are nonetheless generally favorable because they increase income, and increase and broaden our revenue base. The changes in the major components of direct contract expense were:

•	Direct labor expense for the three months ended December 31, 2007 decreased $2.6 million, or 4.2%, from the three months ended December 31, 2006. Direct labor expense declined to 32.0% from 33.8% of total revenue for the three months ended December 31, 2007 and 2006, respectively.

•	M&S expense for the three months ended December 31, 2007 increased $2.6 million, or 3.5%, over the three months ended December 31, 2006. M&S expense increased to 41.8% from 40.9% of total revenue for the three months ended December 31, 2007 and 2006, respectively, primarily as a result of increased use of subcontractors in support of our contracts. This was evidenced by the growth of the SAFTAS contract, which had a high content of M&S direct contract expenses.

Gross Profit.  Gross profit was $42.8 million and $41.0 million for the three months ended December 31, 2007 and December 31, 2006, respectively. Gross profit was 23.4% and 22.6% of total revenue for the three months ended December 31, 2007 and 2006, respectively.

Operating Expenses.  Operating expenses for the three months ended December 31, 2007 decreased $2.5 million, or 6.1%, from the three months ended December 31, 2006. The changes in the major components of operating expenses were:

•	Operating expenses for indirect personnel and rental and occupancy expenses for the three months ended December 31, 2007 were relatively consistent with the expenses for the three months ended December 31, 2006. Operating expenses for indirect personnel and facilities were 9.6% and 9.8% of total revenue for the three months ended December 31, 2007 and 2006, respectively.

•	General and administrative (G&A) expense, excluding stock-based compensation, for the three months ended December 31, 2007 increased approximately $0.4 million, or 3.1%, over the three months ended December 31, 2006.

•	Stock-based compensation expense (a separate element of G&A expense) relates to the SAR and phantom stock plans. This expense for the three months ended December 31, 2007 decreased approximately $1.6 million, or 44.4%, from the three months ended December 31, 2006. The change in stock-based compensation expense results from the relative change in price of a share in Alion common stock and, to a lesser extent, the change in balance of awards that remain outstanding.

•	Depreciation and amortization expense for the three months ended December 31, 2007 decreased approximately $0.6 million, or 10.7%, over the three months ended December 31, 2006. Depreciation and amortization expenses are affected by the level of our annual capital expenditures and the amount of identified intangibles related to acquisitions. We do not presently forsee significant changes in our capital expenditure requirements, which have been approximately 1.0% to 2.0% of revenue over the last three fiscal years. As we continue to make selected strategic acquisitions, the amortization of identified intangible assets may increase as a percentage of our revenue.

Income from Operations.  Operating income for the three months ended December 31, 2007 increased approximately $4.3 million over the three months ended December 31, 2006 due to the decrease in stock based compensation, mix on our contracts, how we manage our costs, and the decrease in amortization charges resulting from acquisitions.

Other Expense.  Other expense for the three months ended December 31, 2007 decreased approximately $1.2 million, or 8.4%, from the three months ended December 31, 2006.

As a component of other expense, interest expense for the three months ended December 31, 2007 decreased approximately $1.1 million, or 7.5%, from the three months ended December 31, 2006, which was attributable to the following:

	Three Months Ended December 31,
	2007	2006
	(In millions)

Term B — Revolving facility	$0.7	$0.7
Term B — Senior term loan	4.7	5.3
- amortization of debt issuance costs	0.2	0.4
Bridge loan	—	4.6
Senior unsecured note	6.4	—
- amortization of debt issuance costs	0.2	—
Subordinated note — PIK interest	0.6	0.6
-long-term deferred interest	0.2	0.2
-amortization of debt issuance costs	0.2	0.2
Accretion (reduction) of warrants(a)	(0.1)	2.0
Other	0.2	0.4

Total	$13.3	$14.4

(a)	Reflects change in value assigned to the detachable warrants associated with the Subordinated Note based on the change in the value of Alion common stock and the number of warrants outstanding.

Income Tax Expense.  We have filed qualified subchapter S elections for all of its wholly-owned domestic subsidiaries to treat them as disregarded entities for federal income tax purposes. Some states do not recognize the effect of these elections or Alion’s S corporation status. For our Canadian subsidiary, Alion Science and Technology (Canada) Corporation, it accrues a tax liability, as required. We recorded $11,000 income tax expense for the three months ended December 31, 2007 and $13,000 income tax benefit for the three months ended December 31, 2006.

Net Loss.  The net loss for the three months ended December 31, 2007 decreased from the three months ended December 31, 2006, because of the factors discussed above.

Liquidity and Capital Resources

Our primary liquidity requirements are for debt service, working capital, capital expenditures, and acquisitions. The principal working capital need is to fund accounts receivable, which increases with the growth of the business. We are funding our present operations, and we intend to fund future operations, primarily through cash provided by operating activities and through use of our revolving credit facility.

Cash Flows.

The following discussion relates to our cash flow for the three months ended December 31, 2007 and 2006.

Net cash used in operating activities was approximately $32.0 million and $25.2 million for the three months ended December 31, 2007 and 2006, respectively. The $6.8 million increase in use of cash was primarily attributable to the growth in accounts receivable, primarily from funding delays on customer contracts and seasonality in the customer payment cycle. Our cash flows from operations are subject to seasonality, such as, at the transition between government fiscal years and during the months of December and August each year.

Net cash used in investing activities (principally for strategic acquisitions) was approximately $1.2 million and $8.1 million for the three months ended December 31, 2007 and 2006, respectively. During the three months ended December 31, 2007, we did not have any payments in acquisition related obligations compared to $6.6 million in earn-out payments for JJMA, WCI and MA&D for the three months ended December 31, 2006. During the three months ended December 31, 2007 and 2006, we spent approximately $1.2 million and $1.5 million for capital expenditures unrelated to acquisitions.

Net cash provided by financing activities was approximately $22.1 million for the three months ended December 31, 2007, compared to net cash provided by financing activities of approximately $30.9 million for the three months ended December 31, 2006. The most significant components of our financing activities are: 1) net proceeds from (or repayment of) short term borrowings and 2) net proceeds from (or repayment of) long term debt securities. During the three months ended December 31, 2007, we borrowed $17.3 million under the revolving credit facility for working capital needs and received $3.4 million from the issuance of common stock under the ESOP. During the three months ended December 31, 2006, we borrowed approximately $20.3 million under the revolving credit facility for working capital needs and received $9.0 million from the issuance of common stock under the ESOP.

Discussion of Debt Structure

The discussion below describes the Term B Senior Credit Facility, as modified and supplemented by Amendments One, Two, Three, Increment Four, Amendment Four and Increment Five; the Subordinated Note used to finance the Transaction; the previously effective Bridge Loan Agreement and the Senior Unsecured Notes issued and sold by the Company.

Term B Senior Credit Facility

As of December 31, 2007, the Term B Senior Credit Facility consisted of:

•	a senior term loan in the approximate amount of $244.9 million;

•	a $50.0 million senior revolving credit facility under which approximately $26.6 million was outstanding as of December 31, 2007, and approximately $3.7 million of which was allocated for letters of credit and as such is not available to be borrowed; and

•	a $110.0 million uncommitted incremental term loan “accordion” facility.

On August 2, 2004, the Company entered into the Term B Senior Credit Facility with a syndicate of financial institutions for which Credit Suisse serves as arranger, administrative agent and collateral agent, and for which LaSalle Bank National Association serves as syndication agent.

•	In April 2005, the first amendment to the Term B Senior Credit Facility (Amendment One) made certain changes to the Term B Senior Credit Facility and added $72.0 million in senior term loans to the Company’s total Term B Senior Credit Facility debt.

•	In March 2006, the second amendment to the Term B Senior Credit Facility (Amendment Two) made certain changes to the Term B Senior Credit Facility and increased the senior term loan commitment by $68.0 million, and increased the revolving credit commitment from $30.0 million to $50.0 million.

•	On June 30, 2006, the third amendment to the Term B Senior Credit Facility (Amendment Three) made certain changes to the Term B Senior Credit Facility and added $50.0 million in senior term loans to the Company’s total Term B Senior Credit Facility debt.

•	On January 4, 2007, the fourth increment to the Term B Senior Credit Facility (Increment Four) added $15.0 million in senior term loans to the Company’s total Term B Senior Credit Facility debt.

•	On February 6, 2007, the fourth amendment to the Term B Senior Credit Facility (Amendment Four) made certain changes to the Term B Senior Credit Facility, including (i) extending the maturity date of the senior term loans to February 6, 2013, (ii) adjusting the principal repayment schedule to require one balloon principal repayment at maturity, and (iii) adding an incurrence test as an additional condition to the Company’s ability to incur permitted indebtedness.

•	On July 17, 2007, the Company entered into a fifth incremental term loan facility (Increment Five), which added $25.0 million in senior term loans to the Term B Senior Credit Facility.

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

		Federal Funds	Prime Rate ABR
	Eurodollar Spread	ABR Spread	Spread
Leverage Ratio	(in basis points)	(in basis points)	(in basis points)

Category 1	250	225	150
Greater than or equal to 3.00 to 1.00
Category 2	250	200	150
Greater than or equal to 2.50 to 1.00
but less than 3.00 to 1.00
Category 3	225	175	125
Greater than or equal to 2.00 to 1.00
but less than 2.50 to 1.00
Category 4	200	150	100
Less than 2.00 to 1.00

On April 1, 2005, the Company elected to have the senior term loan bear interest at the Eurodollar rate and the senior revolving credit facility bear interest at the ABR rate. As of December 31, 2007, the Eurodollar rate on the senior term loan was 7.73 percent (4.83 percent plus 2.50 percent Eurodollar spread) and the ABR rate was 9.00 percent (7.50 percent plus 1.50 percent spread).

Interest Rate Swap.  On January 30, 2008, the Company entered into an interest rate swap with a notional amount of $240 million, to convert a portion of the Term B senior term loan from a floating rate to a fixed rate and to help rebalance the timing of the interest payments on the Term B senior term loan. The swap was effective as of November 1, 2007. The variable rates reset every six months, at which time payment or receipt of interest is settled. The first variable rate is from November 1, 2007 to May 1, 2008 and the second variable rate is from May 1, 2008 to November 1, 2008. The swap matures in November 2008. The Company receives quarterly variable interest rate payments based on the London Interbank Offering Rate (LIBOR) plus a 250 basis point spread in exchange for making semi-annual fixed interest rate payments based on a 6.52% interest rate. The swap is secured pari passu with the existing Term B Credit Facility.

Other Fees and Expenses.  Each quarter the Company is required to pay a commitment fee equal to 50 basis points per year on the prior quarter’s daily unused balance of the revolving credit facility and the senior term loan. As of December 31, 2007, there was approximately $26.6 million outstanding on the revolving credit facility and approximately $3.7 million was allocated for letters of credit; and the senior term loan was fully utilized. For the three months ended December 31, 2007, the Company paid a commitment fee of approximately $25,000 for the revolving credit facility and no commitment fee for the senior term loan.

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

Financial Covenants.  The Term B Senior Credit Facility requires the Company to meet certain financial performance covenants over the life of the facility. For the three months ended December 31, 2007 and 2006, the Company was in compliance with the financial covenants set forth in the Term B Senior Credit Facility.

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

For purposes of the Term B Senior Credit Facility, a change of control generally occurs when, before the Company lists its common stock to trade on a national securities exchange and the Company obtains net proceeds from an underwritten public offering of at least $30.0 million, the ESOP Trust fails to own at least 51 percent of the Company’s outstanding equity or voting interests, or, after the Company has such a qualified public offering, any person or group other than IIT or the ESOP Trust owns more than 37.5 percent of the Company’s outstanding equity or voting interests. A change of control may also occur if a majority of the seats (other than vacant seats) on the Company’s Board of Directors shall at any time be occupied by persons who were neither nominated by the Company’s board nor were appointed by directors so nominated. A change of control may also occur if a change of control occurs under any of the Company’s material indebtedness including the Company’s subordinated note and the warrants issued with the Company’s subordinated note.

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

The Subordinated Note bears interest at (i) 6% through December 20, 2006, (ii) approximately 6.4% from December 21, 2006 through December 20, 2007, and (iii) approximately 6.7% from December 21, 2007 through December 20, 2008. Interest is payable quarterly by the issuance of paid-in-kind or PIK notes maturing at the same time as the Subordinated Note. The PIK notes have the effect of deferring the underlying cash interest expense on the Subordinated Note. Beginning in December 2008, the Subordinated Note will bear interest at 16% per year payable quarterly in cash until the note has been repaid in full. Principal on the Subordinated Note is payable in equal installments of $19.95 million in December 2009 and December 2010. The PIK notes are due in equal installments of approximately $7.4 million on these same dates.

The Company issued 1,080,437 detachable redeemable common stock warrants (the Warrants) to IITRI in connection with the Subordinated Note. IITRI subsequently transferred all of its rights, title and interest in the Warrants to IIT. The Warrants have an exercise price of $10 per share and are exercisable until December 20, 2010. The Warrants permit the holders to sell warrants to the Company, at predetermined times, at the then current fair value of the common stock less the exercise price. The Warrants are classified as debt instruments in accordance with Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and

Potentially Settled in, a Company’s Own Stock. The Company recorded the initial $7.1 million estimated fair value of the Warrants as a discount to the face value of the Subordinated Note and as a liability. The outstanding Warrants had an estimated fair value of $33.6 million as of December 31, 2007. The Company recognizes interest expense for changes in the estimated fair value of the Warrants.

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

During the remainder of fiscal year 2008 and the next six fiscal years, at a minimum, we expect that we will have to make the estimated interest and principal payments set forth below.

	6-Fiscal Year Period
	2008*	2009	2010	2011	2012	2013	Thereafter
	($ in thousands)

Bank revolving credit facility
- Interest(1)	$1,766	$1,529	$1,059	$250	$250	$250	$500
Senior Term Loan
- Interest(2)	9,389	13,402	14,723	15,797	17,067	6,528	—
- Principal(3)	1,855	2,474	2,474	2,474	2,474	233,134
Interest Rate Swap(4)	(968)	1,202	—	—	—	—	—
Senior Unsecured Notes
- Interest	25,625	25,625	25,625	25,625	25,625	25,625	38,438
- Principal	—	—	—	—	—	—	250,000
Subordinated Note
- Interest	—	6,384	3,192	—	—	—	—
- Principal	—	27,352	27,352	—	—	—	—

Total cash — Pay interest	35,812	48,142	44,599	41,672	42,942	32,403	38,938
Total cash — Pay principal	1,855	29,826	29,826	2,474	2,474	233,134	250,000

Total	$37,667	$77,968	$74,425	$44,146	$45,416	$265,537	288,938

*	Estimated interest and principal payments for the remainder of fiscal year 2008.

(1)	The Company anticipates accessing, from time to time, its $50.0 million revolving credit facility to finance the Company’s ongoing working capital needs. The remaining term of the revolving credit facility is approximately two years; however, the Company expects to access a revolving credit facility as an on-going requirement to fund working capital at least through 2013. For the remainder of fiscal year 2008, the average balance drawn on the Company’s revolving credit facility is projected to be approximately $25.0 million. For fiscal years 2009 and 2010, the average balance is estimated to be $15.5 million and $5.3 million. For the fiscal years 2011 through 2012, the Company anticipates the balance drawn on its then revolving credit facility will be minimal. For the years 2008 through 2013, the projected effective Credit Suisse prime interest rate is estimated to be approximately 7.25%. Interest expense value includes an estimate for the unused balance fee on the $50.0 million revolving credit facility.

(2)	The projected average annual senior term loan balance the Company estimates will be drawn under the Term B Senior Credit Facility is as follows: $244.3 million, $241.8 million, $239.3 million, $236.8 million, and $234.4 million for the remainder of fiscal year 2008 and for fiscal years ending September 30, 2009 through 2012, respectively. The Company expects it will need to refinance the Term B Senior term loan before the end of fiscal year 2012 and expects interest expense to continue at levels similar to prior years. Based on an estimated LIBOR rate plus the Credit Suisse Eurodollar spread, the effective annual interest rate for the remainder of fiscal year 2008, and for fiscal years ending September 30, 2009 through 2012 is estimated to be approximately 5.1%, 5.5%, 6.2%, 6.7%, and 7.3%, respectively. The senior term loan matures February 6, 2013. Estimated interest expense includes an estimate for the commitment fee on the senior term loan.

(3)	The Term B Senior Credit Facility requires the Company to repay approximately 1.0 percent of the principal balance outstanding under the senior term loan annually. Approximately 6.0% of the principal will be paid during fiscal years 2008 through 2012 and the first quarter of fiscal year 2013 and the remaining principal balance will be repaid on February 6, 2013, the senior term loan maturity date. The table reflects the balance drawn of $244.9 million as of December 31, 2007, resulting in expected aggregate annual principal payments of approximately $1.9 million for the remainder of fiscal year 2008, approximately $2.5 million in each of fiscal years 2009 through 2012, approximately $0.6 million for the first quarter of fiscal year 2013, and the remaining principal balance of approximately $232.5 million on February 6, 2013. The Term B Senior Credit Facility also requires the Company to make mandatory prepayments of principal if the Company generates certain excess cash flow in a given fiscal year, issues or incurs certain debt or sells certain assets. As of December 31, 2007, no mandatory prepayments are due.

(4)	The interest rate swap has net settlements on May 1, 2008 and November 1, 2008. The $1.0 net receipt on May 1, 2008 is based on the existing floating rate (LIBOR plus basis point spread) of 7.32%. The $1.2 net payment on November 1, 2008 is based on the estimated floating rate of 5.54%.

Contingent Obligations

Earn- out and Hold-back Commitments

The Company has earn-out and hold-back commitments related to the following acquisitions:

Estimated
						Amount	Amount
			Maximum	Expiration	Basis of	paid in	to be paid in
Acquisition Date	Business Unit	Hold-back	Earn-out	Date	Earn-outs	FY2007	FY2008 *

2/10/06	BMH	1.50M	6.00M	12/31/07	Revenue of business unit	$3.00M (earn-out) $1.50M (hold-back)	$3.00M (earn-out)
7/20/07	LogConGroup	—	0.90M	09/30/13	Revenue of business unit	—	—

*	Amounts accrued as of December 31, 2007.

Other Contingent obligations which will impact the Company’s cash

Other contingent obligations which will impact the Company’s cash flow include:

•	obligations related to the holder’s put rights associated with the Subordinated Note warrants;

•	obligations relating to the Company’s stock based compensation plans; and

•	repurchase obligations under the KSOP.

As of December 31, 2007, the Company has spent a cumulative total of $58.4 million to repurchase shares of its common stock in order to satisfy redemption obligations under the KSOP to former employees.

	Number of
	Shares			Total Value
Date	Repurchased	Share Price		Purchased
				(In thousands)

June 2003	5,248	$11.13		$58
July 2003	2,696	$11.13		30
December 2003	50,031	$14.71		736
May 2004	117	$16.56		$2
June 2004	727	$16.56		12
June 2004	743	$16.56		12
July 2004	48,309	$16.56		800
December 2004	46,816	$19.94		934
March 2005	5,691	$19.94		113
June 2005	45,846	$29.81		1,367
August 2005	1,090	$33.78		37
September 2005	170,657	$33.78		5,765
December 2005	211,537	$35.89		7,592
June 2006	273,800	$37.06		10,147
July 2006	32,420	$37.06		1,201
August 2006	1,747	$37.06		64
December 2006	2,243	$41.02		92
January 2007	14	$41.02		1
February 2007	160,020	$41.02		6,564
March 2007	73	$41.02		3
May 2007	238	$43.37		10
June 2007	(2,549)	$40.88	*	(104)
July 2007	276,877	$43.37		12,008
August 2007	251,248	$43.37		10,897
September 2007	15	$43.37		1
October 2007	83	$43.37		4
December 2007	210	$40.05		8

Total				$58,354

*	This is an average share price that represent a combination of transactions.

The Company believes that cash flow from operations and cash available under its revolving credit facility will provide it with sufficient capital to fulfill its current business plan and to fund its working capital needs for at least the next 24 months. The Company expects to be able to improve its cash flow from operations based on its ability to submit invoices electronically and more frequently. Although the Company expects to have positive cash flow from operations, it will need to generate significant additional revenues beyond its current revenue base and to earn net income in order to repay principal and interest on the indebtedness it assumed under the Term B Senior Credit Facility, Senior Unsecured Notes and the remaining outstanding indebtedness it incurred to fund the Transaction, and in order to satisfy the Company’s repurchase obligations.

The Company’s business plan calls for it to continue to acquire companies with complementary technologies. The Term B Senior Credit Facility and the Indenture governing the Senior Unsecured Notes allow the Company to make certain permitted acquisitions, and the Company intends to use a portion of the financing available to it under the Term B Senior Credit Facility to make permitted acquisitions. The Company expects it will need to refinance the Term B senior term loan before the end of fiscal year 2012 and refinance the Subordinated and PIK Notes before the end of fiscal year 2008. Without executing the aforementioned refinancing, the Company’s cash from operations will be insufficient to satisfy all of its obligations and it cannot be certain that it will be able to refinance on terms that will be favorable to the Company, if at all. Moreover, if the Company’s plans or assumptions change, if its assumptions prove inaccurate, if it consummates additional or larger investments in or acquisitions of other companies than are currently planned, if it experiences unexpected costs or competitive pressures, or if its existing cash and projected cash flow from operations prove insufficient, it may need to obtain greater amounts of additional financing and sooner than expected. While it is the Company’s intention only to enter into new financing or refinancing that it considers advantageous, it cannot be certain that such sources of financing will be available to the Company in the future, or, if available, that financing could be obtained on terms favorable to the Company.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted this statement and determined that it will not have a significant impact on its financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which changes the requirements for an acquirer’s recognition and measurement of the assets acquired and liabilities assumed in a business combination. This statement is effective for the Company with respect to all business combinations for which the acquisition date is after October 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently analyzing the impact of adopting this statement on its financial statements, but currently does not believe its adoption will have a significant impact on its financial position or results of operations.

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

The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following:

•	changes to the ERISA laws related to the Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan;

•	changes to the tax laws relating to the treatment and deductibility of goodwill, the Company’s subchapter S status, or any change in the Company’s effective tax rate;

•	additional costs associated with compliance with provisions of the Sarbanes-Oxley Act of 2002, including any changes in the SEC’s rules, and other corporate governance requirements;

•	failure of government customers to exercise options under contracts;

•	funding decisions relating to U.S. Government projects;

•	government contract procurement (such as bid protest) and termination risks;

•	competitive factors such as pricing pressures and/or competition to hire and retain employees;

•	the results of current and/or future legal proceedings and government agency proceedings which may arise out of our operations (including our contracts with government agencies) and the attendant risks of fines, liabilities, penalties, suspension and/or debarment;

•	undertaking acquisitions that could increase our costs or liabilities or be disruptive;

•	taking on additional debt to fund acquisitions;

•	failure to adequately integrate acquired businesses;

•	material changes in laws or regulations applicable to the Company’s businesses;

•	as well as other risk factors discussed in the Company’s annual report on Form 10-K for the year ended September 30, 2007 filed with the SEC on December 28, 2007.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s view only as of February 14, 2008. The Company undertakes no obligation to update any of the forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise. This discussion addresses only our continuing operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest risk

Our exposure to interest rate risk is primarily due to the debt we incurred to finance the Transaction, the subsequent refinancing of a portion of that debt in August 2004 and additional financing undertaken by the Company in October 2004, April 2005, March 2006, June 2006, January 2007, February 2007 and July 2007. The balance drawn under the $50.0 million senior revolving credit facility bears interest at variable rates based on Credit Suisse’s prime rate plus a maximum spread of 225 basis points. The balance on the Senior Secured Term B Loan bears interest at variable rates currently tied to the Eurodollar rate. Such variable rates increase the risk that interest charges will increase materially if market interest rates increase.

The approximate impact of a 1% increase in the interest rate, as applied to principal balances drawn under the Senior Term B Credit Facility would be $1.9 million, $2.5 million, $2.4 million, $2.4 million, and $2.4 million for the remainder of fiscal year 2008 and for the fiscal years ending September 30, 2009 through 2012, respectively.

We have only limited involvement with derivative instruments and do not use derivatives for trading purposes. We invest our excess cash in short-term, investment grade, and interest-bearing securities. On January 30, 2008, we entered into an interest rate swap agreement with a notional amount of $240 million, to convert a portion of the Term B senior term loan from a floating rate to a fixed rate and to help rebalance the timing of the interest payments on the Term B senior term loan. See further discussion in the subsequent events footnote to our condensed consolidated financial statements. Any change in fair value would not affect our consolidated statement of operations unless the agreement and the debt it hedges were prematurely settled.

Foreign currency risk

Our expenses and revenues from our international contracts are generally denominated in U.S. dollars. We do not believe that our operations are subject to material risks associated with currency fluctuations.

Risk associated with the value of Alion common stock

We have exposure to change in the fair market value of our common stock as the economic basis for the estimate of contingent obligations relating to the holder’s put rights associated with the Subordinated Note warrants.

The value of this obligation would increase by approximately $4.3 million if the price of our stock were to increase by 10% and would decrease by approximately $4.3 million if the price of our stock were to decrease by 10%. Such changes would be reflected as a component of interest expense in our consolidated statements of operations.

We also have exposure to change in the fair market value of Alion’s stock as the economic basis for the estimate of contingent obligations relating to our repurchase obligations under the KSOP and obligations relating to stock appreciation rights and phantom stock programs.

The amount of such exposure will depend upon a number of factors. These factors include, but are not limited to, the number of employees who might seek to redeem shares of our stock for cash following termination of employment, and the number of employees who might exercise their rights under the stock appreciation and phantom stock programs during any particular time period.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 15d — 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it is required to file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Principal Financial Officers, as appropriate to allow timely decisions regarding required disclosures. Based on such evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective and timely.

The Company’s delayed filing of this Form 10-Q was attributable to the reclassification of the shares of common stock held by the ESOP Trust as temporary equity pursuant to Section 210.5-02 (28) of Regulation S-X on the basis that the Company is unable to control all possible events of redemption. The Company reflected this change in its restated consolidated financial statements for the year ended September 30, 2007, as presented in the Form 10-K/A, which was filed with the SEC on March 12, 2008. The reclassification had no impact on the Company’s results of operations or compliance with covenants related to any credit facilities for the fiscal year ended September 30, 2007.

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

/s/ Michael J. Alber
Name:     Michael J. Alber

Title:	Principal Financial Officer
(Principal Financial Officer and
Duly Authorized Officer)

Date: March 12, 2008