Form 10-Q
period 2008-03-31
ALION SCIENCE & TECHNOLOGY CORP
filed 2008-05-15
CIK 1166568

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008.

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

The number of shares outstanding of Alion Science and Technology Corporation Common Stock as of May 15, 2008, was: Common Stock 5,105,008

ALION SCIENCE AND TECHNOLOGY CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

ALION SCIENCE AND TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2008 and September 30, 2007

	March 31,	September 30,
	2008	2007
	(In thousands, except share and per share information)
	(Unaudited)

Current assets:
Cash and cash equivalents	$3,178	$11,684
Accounts receivable, net	236,014	186,660
Stock subscriptions receivable	1	3,378
Prepaid expenses and other current assets	3,875	3,634

Total current assets	243,068	205,356
Property, plant and equipment, net	19,531	19,552
Intangible assets, net	48,290	55,659
Goodwill	398,816	395,926
Other assets	7,299	7,477

Total assets	717,004	683,970

Current liabilities:
Interest payable	7,412	12,111
Current portion, Term B senior term loan payable	2,430	2,430
Interest rate swap liability	5,422	—
Current portion, acquisition obligations	6,939	4,832
Trade accounts payable	69,640	46,104
Accrued liabilities	42,248	33,238
Accrued payroll and related liabilities	44,640	43,702
Billings in excess of costs and estimated earnings on uncompleted contracts	2,384	2,059

Total current liabilities	181,115	144,476
Notes payable to bank	22,850	9,250
Term B senior term loan payable, excluding current portion	237,567	238,356
Senior unsecured notes	243,919	243,483
Subordinated note payable	53,562	51,313
Accrued compensation, excluding current portion	10,715	15,483
Accrued postretirement benefit obligations	1,201	1,175
Non-current portion of lease obligations	6,261	6,203
Redeemable common stock warrants	33,909	33,610
Redeemable common stock, $0.01 par value, 8,000,000 shares authorized, 5,105,008 and 5,012,934 shares issued and outstanding at March 31, 2008 and September 30, 2007	209,305	200,768
Accumulated deficit	(283,400)	(260,147)

Total liabilities, redeemable common stock and accumulated deficit	$717,004	$683,970

See accompanying notes to condensed consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(In thousands, except share and per share information)
	(Unaudited)

Contract revenue	$189,243	$187,899	$372,388	$369,038
Direct contract expense	143,030	141,512	283,412	281,613

Gross profit	46,213	46,387	88,976	87,425

Operating expenses:
Indirect contract expense	11,076	11,697	20,959	21,172
Research and development	295	647	456	1,301
General and administrative	16,965	15,047	32,706	31,968
Rental and occupancy expense	7,742	8,211	15,413	16,476
Depreciation and amortization	5,333	5,684	10,360	11,339

Total operating expenses	41,411	41,286	79,894	82,256

Operating income	4,802	5,101	9,082	5,169
Other income (expense):
Interest income	117	26	272	142
Interest expense	(13,831)	(14,691)	(27,107)	(29,049)
Loss on extinguishment of debt	—	(6,170)	—	(6,170)
Other	(893)	46	(747)	120

Total other income (expenses)	(14,607)	(20,789)	(27,582)	(34,957)
Loss before income taxes	(9,805)	(15,688)	(18,500)	(29,788)
Income tax expense	—	(6)	(11)	(18)

Net loss	$(9,805)	$(15,694)	$(18,511)	$(29,806)

Basic and diluted loss per share	(1.96)	(3.07)	(3.69)	(5.77)

Basic and diluted weighted average common shares outstanding	5,012,671	5,119,838	5,012,753	5,165,179

See accompanying notes to condensed consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2008	2007
	(In thousands)
	(Unaudited)

Cash flows from operating activities:
Net loss	$(18,511)	$(29,806)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,360	11,339
Accretion of debt to face value	503	479
Amortization of debt issuance costs	884	1,899
Loss on extinguishment of debt	—	6,170
Decrease in value of interest rate cap	—	164
Loss on interest rate swap	933	—
Change in fair value of redeemable common stock warrants	298	2,309
Stock-based compensation	4,324	6,447
Gain on disposal of assets	—	(18)
Gain on sale of investments, net	—	(10)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(49,352)	(33,996)
Other assets	(63)	(1,516)
Trade accounts payable	23,537	11,170
Accrued liabilities	5,839	4,629
Interest payable	(4,699)	4,195
Other liabilities	2,155	2,152

Net cash used in operating activities	(23,792)	(14,393)
Cash flows from investing activities:
Cash paid for acquisition related obligations	(980)	(8,073)
Capital expenditures	(2,714)	(4,493)

Net cash used in investing activities	(3,694)	(12,566)
Cash flows from financing activities:
Proceeds from Term B Senior Credit Facility note payable	—	15,000
Proceeds from Senior Unsecured Notes	—	250,000
Cash received from interest rate swap	4,488	—
Repayment of Term B Credit Facility note payable	(1,237)	(52,338)
Repayment of Bridge Loan	—	(170,000)
Payment of debt issuance costs	—	(10,154)
Net borrowings/(repayments) under revolving credit facility	13,600	(9,600)
Loan to ESOP Trust	(3,369)	—
ESOP loan repayment	3,369	—
Purchase of redeemable common stock from ESOP Trust	(1,248)	(6,660)
Cash received from sale of redeemable common stock to ESOP Trust	3,377	8,990

Net cash provided by financing activities	18,980	25,238
Net decrease in cash and cash equivalents	(8,506)	(1,721)
Cash and cash equivalents at beginning of period	11,684	2,755

Cash and cash equivalents at end of period	$3,178	$1,034

Supplemental disclosure of cash flow information:
Cash paid for interest	28,291	18,068
Cash paid for taxes	11	30

See accompanying notes to condensed consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Description and Formation of the Business

Alion Science and Technology Corporation and its subsidiaries (collectively, the Company or Alion) provide scientific, engineering and information technology expertise to research and develop technological solutions for problems relating to national defense, homeland security and energy and environmental analysis. The Company primarily provides these services to agencies of the federal government and, to a lesser extent, to commercial and international customers.

Alion, a for-profit S-Corporation, was formed in October 2001 for the purpose of purchasing substantially all of the assets and certain of the liabilities of IIT Research Institute (IITRI), a not-for-profit corporation controlled by Illinois Institute of Technology (IIT). On December 20, 2002, Alion acquired substantially all of the assets and liabilities of IITRI, except for IITRI’s Life Sciences Operation, for aggregate total proceeds of $127.3 million (the Transaction). Prior to that time, the Company’s activities were organizational in nature.

(2)	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K/A for the year ended September 30, 2007, filed with the SEC on March 12, 2008.

The statements are prepared on the accrual basis of accounting and include the accounts of Alion and its wholly-owned subsidiaries from the date of acquisition or formation. All inter-company accounts have been eliminated in consolidation. There have been no changes to the Company’s subsidiaries in the current fiscal year.

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

Revenue Recognition

The Company primarily derives its revenue from delivering technology services under a variety of contracts. Some contracts provide for reimbursement of costs plus fees; others are fixed-price or time-and-material type contracts. The Company generally recognizes revenue when a contract has been executed, the contract price is fixed or determinable, delivery of services or products has occurred and collectibility of the contract price is considered reasonably assured.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

The Company recognizes revenue on cost-reimbursement contracts as it incurs costs and includes estimated fees earned. The Company recognizes time-and-material contract revenue at negotiated, fixed, contractually billable rates as it delivers labor hours and incurs other direct expenses. The Company uses various performance measures under the percentage of completion method to recognize revenue for fixed-price contracts. The process of estimating contract costs at completion and recognizing revenue appropriately involves significant management estimates. Actual costs may differ from estimated costs and affect estimated profitability and the timing of revenue recognition. From time to time, facts develop that require the Company to revise its estimated total costs or expected revenues. The Company records the cumulative effect of revised estimates in the period in which the facts requiring revised estimates become known. The Company recognizes the full amount of anticipated losses on any type of contract in the period in which they become known. For each of the periods presented, the cumulative effects of revised estimates were immaterial to the financial performance of the Company. Revised estimates did not generate any anticipated losses for any period presented. Further, the Company had no cost overruns on fixed price contracts that materially affected financial performance in any of the periods presented.

Contracts with agencies of the federal government are subject to periodic funding by the contracting agency concerned. A contract may be fully funded at its inception or funded periodically throughout its life as services are provided. If the Company determines contract funding is not probable, it defers revenue recognition until realization is probable.

Contract costs on federal government contracts are subject to audit by the federal government and to adjustment through negotiations between the Company and government representatives. The government considers Alion to be a major contractor and maintains an office on site to perform various audits. Indirect rates have been negotiated and settled through fiscal year 2003. Settlement had no material adverse effect on the Company’s results of operations or cash flows. The government has audited all of the Company’s federal government contract indirect costs through fiscal year 2004. The Company submitted its fiscal year 2005, 2006 and 2007 indirect expense rates to the government in March 2006, 2007, and 2008, respectively. The Company has recorded revenue on federal government contracts in amounts it expects to realize.

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

Income Taxes

The Company is an S-corporation under the provisions of the Internal Revenue Code of 1986, as amended. For federal and certain state income tax purposes, the Company is not subject to tax on its income. The Company’s income is allocated to its sole shareholder, the Alion Science and Technology Corporation Employee Ownership, Savings and Investment Trust (the Trust). The Company may be subject to state income taxes in those states that do not recognize S corporations. The Company is subject to franchise and business taxes. All of the Company’s wholly-owned operating subsidiaries are qualified subchapter S or disregarded entities which are included in the Company’s consolidated federal income tax returns. The Company’s Canadian subsidiary is subject to income taxation in Canada at the federal and provincial level.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Cash and Cash Equivalents

The Company considers cash in banks, and deposits with financial institutions with maturities of three months or less at time of purchase which can be liquidated without prior notice or penalty, to be cash and cash equivalents.

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

Property, Plant and Equipment

Leasehold improvements, software and equipment are recorded at cost. Maintenance and repairs that do not add significant value or significantly lengthen an asset’s useful life are charged to current operations. Software and equipment are depreciated on the straight-line method over their estimated useful lives (typically 3 years for software and 5 years for equipment). Leasehold improvements are amortized on the straight-line method over the shorter of each asset’s estimated useful life or the life of the lease. Upon sale or retirement of an asset, costs and related accumulated depreciation are deducted from the accounts, and any gain or loss is recognized in the consolidated statements of operations.

Goodwill and Other Intangibles

As required by SFAS 142, Goodwill and Other Intangible Assets, the Company reviews goodwill annually for impairment at the end of each fiscal year, or, if events or circumstances indicate potential impairment. The Company must recognize an impairment loss if, and to the extent that, goodwill exceeds fair value. The Company completed its most recent annual goodwill impairment analysis in the fourth quarter of fiscal year 2007 and concluded no goodwill impairment existed as of September 30, 2007. There were no significant events in the three and six months ended March 31, 2008, that indicated an impairment to goodwill as of March 31, 2008. Intangible assets are amortized over their estimated useful lives, as follows:

Purchased contracts	1-13 years
Internal use software and engineering designs	5-6 years
Non-compete agreements	2-3 years

Postretirement Benefits

The Company accounts for postretirement benefits other than pension in accordance with SFAS No. 106 Employers’ Accounting for Postretirement Benefits Other Than Pension and SFAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS 106 requires the Company to accrue the cost of providing postretirement benefits over employees’ period of active service. Costs are determined on an actuarial basis. SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize in income, the

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

effects of any changes in funded status in the year in which the changes occur. The Company curtailed its postretirement benefits plan at the end of fiscal year 2007. See footnote 4 for further discussion.

Redeemable Common Stock

The Company’s outstanding shares of common stock are considered redeemable equity securities because eventual redemption of shares of Alion common stock is deemed to be outside the Company’s control. Alion is required to increase or decrease the reported value of its outstanding common stock to reflect the estimated redemption value at each reporting date based on management’s estimated fair value price per share. The Company records changes in the reported value of Alion’s outstanding common stock through an offsetting charge or credit to accumulated deficit, based on the change, if any, in the estimated fair value of a share of Alion common stock and the total shares outstanding at each reporting date. Management used a valuation prepared by an independent, third party appraiser selected by the ESOP Trustee to estimate the fair value price per share of Alion common stock to determine that outstanding redeemable common stock had an aggregate fair value of approximately $209,305 million as of March 31, 2008.

Concentration of Credit Risk and Fair Value of Financial Instruments

Financial instruments that potentially subject the Company to credit risk consist primarily of cash equivalents, accounts receivable and an interest rate swap agreement. The Company believes the high credit quality of its cash equivalent investments limits its credit risk with respect to these investments. The Company believes its concentrations of credit risk with respect to accounts receivable are limited as these are primarily receivables due from the federal government. The Company believes it has limited counterparty credit risk for its outstanding interest rate swap agreement because the counterparty is an affiliate of one if its lenders and is a major international financial institution.

The carrying amount of cash, cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments. The Company uses an option pricing model to estimate the fair value of its redeemable common stock warrants and estimates the fair value price per share of Alion common stock based on a valuation performed for the ESOP Trustee by an independent, third-party firm. It is impracticable for the Company to estimate the fair value of its subordinated debt because the only market for financial instruments with similar terms consists of principal to principal transactions. The Company carries this instrument at historical cost.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157 (SFAS 157), “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements (except leases), but does not require any new fair value measurements. SFAS 157 establishes a hierarchy to classify the inputs used in measuring fair value and requires disclosure of the level in the fair value hierarchy applicable to an entity’s fair value measurements. On February 12, 2008, the FASB deferred the effective date for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. For fiscal years beginning after November 15, 2007, the Company will be required to implement SFAS 157 for financial assets and liabilities, and for any other assets and liabilities carried at fair value in the financial statements. The Company does not expect adopting SFAS 157 for financial assets and liabilities will have a material impact on its consolidated financial statements. At this time the Company is evaluating the impact of adopting SFAS 157 for nonfinancial assets and liabilities.

In February 2007, the FASB issued Statement No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Liabilities — including an amendment of FASB Statement No. 115,” which permits entities to measure eligible items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. SFAS 159 will

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

require the Company to report unrealized gains or losses in earnings for eligible items the Company elects to measure at fair value. The Company does not expect adopting SFAS 159 will have a material impact on its consolidated financial statements or results of operations.

In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (SFAS 141R) effective for fiscal years beginning after December 15, 2008. The new standard is based on a fair value model and requires an acquirer to measure all assets acquired and liabilities assumed at their respective fair values at the date of acquisition. This includes measuring noncontrolling (minority) interests at fair value. SFAS 141R establishes principles and requirements for recognizing and measuring goodwill arising from a business combination, and any gain from a bargain purchase. SFAS 141R establishes new disclosure standards and significantly alters the accounting for contingent consideration, pre-acquisition contingencies, in-process research and development and restructuring costs. It requires expensing of acquisition-related costs as incurred. Transactions consummated after the effective date of SFAS 141R apply the new standard prospectively. Existing guidance in SFAS 141 applies to business combinations consummated prior to the effective date of SFAS 141R.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” (SFAS 160) which amends Accounting Research Bulletin No. 51 and provides accounting and reporting standards for noncontrolling (minority) interests in a subsidiary and deconsolidation of a subsidiary. SFAS 160 requires noncontrolling interests to be presented separately within equity in the consolidated statement of financial position. Consolidated net income attributable to the parent and noncontrolling interests are to be separately presented on the face of the statement of operations. A change in ownership that does not affect control of a subsidiary is to be accounted for as an equity transaction. A change in ownership that affects control results in recognition of a gain or loss and remeasurement at fair value of any remaining noncontrolling interest. Because SFAS 160 requires that a noncontrolling interest continue to be attributed its share of losses, a noncontrolling interest could have a negative carrying balance.

SFAS 160 is effective for fiscal years beginning after December 15, 2008. In the year of adoption, presentation and disclosure requirements will apply retrospectively to all periods presented. The Company does not expect adopting SFAS 160 will materially affect its consolidated financial statements or results of operations.

In March 2008, the FASB issued SFAS 161 Disclosures about Derivative Instruments and Hedging Activities, (SFAS 161) which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 161 requires enhanced disclosures about how and why an entity uses derivatives, how the entity accounts for derivatives under SFAS 133 and how derivatives and related hedged items affect an entity’s financial position, results of operations and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The company does not expect adopting SFAS 161 will materially affect its consolidated financial statements or results of operations.

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

The Company sponsors a medical benefits plan providing certain medical, dental, and vision coverage to eligible former employees. The Company is self-insured with a stop-loss limit under an insurance agreement. The Company provides postretirement medical benefits for employees who met certain age and service requirements. The plan provides benefits until age 65 and requires employees to pay one-half of their health care premiums. A small, closed group of employees is eligible for coverage after age 65. These retirees contribute a fixed portion of the health care premium. Estimated contributions from retirees are approximately $125,000 for fiscal year 2008. The plan was effectively amended on September 30, 2007 to eliminate benefits for those retiring after December 31, 2007. The plan is now closed to new participants.

There were no plan assets as of March 31, 2008 and September 30, 2007. The Company uses a September 30 measurement date.

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

The Company can choose whether to make a distribution in cash or shares of Alion common stock. The IRC and ERISA require that if the Company distributes common stock to a participant or beneficiary, the Company must provide a put option to permit the recipient to sell the stock back to the Company at the estimated fair value price per share, which was $41.00 at March 31, 2008 and $40.05 at September 30, 2007. The Company uses a valuation performed by an independent, third-party firm to determine the estimated fair value price per share. Certain participants who beneficially acquired shares of Alion common stock on December 20, 2002, have the right to sell such shares distributed from their accounts at the greater of the then current estimated fair value per share or the original purchase price ($10.00).

Although the Company and the ESOP retain the right to delay distributions consistent with the terms of the Alion KSOP and to control the circumstances of future distributions, eventual redemption of shares of Alion common stock is deemed to be outside the Company’s control.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(7)	Accounts Receivable

	March 31,	September 30,
	2008	2007
	(In thousands)

Billed receivables	$148,806	$126,430
Unbilled receivables:
Amounts currently billable	50,369	40,539
Revenues recorded in excess of milestone billings on fixed price contracts	2,757	2,059
Revenues recorded in excess of estimated contract value or funding	28,475	17,661
Retainages and other amounts billable upon contract completion	10,700	5,243
Allowance for doubtful accounts	(5,093)	(5,272)

Total Accounts Receivable	$236,014	$186,660

Revenues recorded in excess of milestone billings on fixed price contracts are not yet contractually billable. Amounts currently billable consist principally of amounts to be billed within the next year. Any remaining unbilled balance including retainage is billable upon contract completion or completion of Defense Contract Audit Agency audits. Revenues recorded in excess of contract value or funding are billable upon receipt of contractual amendments or other modifications. Costs and estimated earnings in excess of billings on uncompleted contracts totaled approximately $91.5 million as of March 31, 2008 and included approximately $28.5 million for customer-requested work for which the Company had not received contracts or contract modifications. In keeping with industry practice, the Company classifies all contract-related accounts receivable as current assets based on contractual operating cycles which frequently exceed one year. Unbilled receivables are expected to be billed and collected within one year except for $10.7 million at March 31, 2008.

(8)	Property, Plant and Equipment

	March 31,	September 30,
	2008	2007
	(In thousands)

Leasehold improvements	$7,499	$7,212
Equipment and software	33,815	31,388

Total cost	41,314	38,600
Less: accumulated depreciation and amortization	(21,783)	(19,048)

Net fixed assets	$19,531	$19,552

Depreciation and leasehold amortization expense for fixed assets was approximately $1.7 million and $1.4 million for the three months ended March 31, 2008 and 2007, respectively and $3.0 million and $2.8 million for the six months ended March 31, 2008 and 2007.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(9)	Goodwill and Intangible Assets

As of March 31, 2008, the Company has recorded goodwill of approximately $398.8 million. Changes in the carrying amount of goodwill during the six months ended March 31, 2008, in the aggregate, are summarized in the following table:

Total
(In thousands)

Balance as of October 1, 2007	$395,926
Adjustment to initial allocation made during the six months ended March 31, 2008 (includes earn-out obligations)	2,890

Balance as of March 31, 2008	$398,816

Intangible assets consist primarily of contracts purchased in connection with the acquisitions of JJMA, BMH, WCI and MA&D and the contracts the Company acquired from Anteon Corporation (Anteon Contracts). The components of intangible assets as of March 31, 2008 and September 30, 2007 are as follows:

	March 31, 2008			September 30, 2007
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
	(In thousands)

Purchased contracts	$111,519	$(64,457)	$47,062	$111,519	$(57,296)	$54,223
Internal use software and engineering designs	2,155	(985)	1,170	2,155	(790)	1,365
Non-compete agreements	725	(667)	58	725	(654)	71

Total	$114,399	$(66,109)	$48,290	$114,399	$(58,740)	$55,659

The weighted-average remaining amortization period of intangible assets was approximately seven years at March 31, 2008 and September 30, 2007. Amortization expense was approximately $3.7 million and $4.3 million for the three months ended March 31, 2008 and 2007, respectively. Amortization expense was approximately $7.4 million and $8.5 million for the six months ended March 31, 2008 and 2007, respectively. Estimated aggregate amortization expense for the remainder of fiscal year 2008 and for each of the next five years and thereafter is as follows:

		(In thousands)

For the remaining six months:	2008	$7,115
For the year ending September 30:	2009	12,495
	2010	10,985
	2011	6,843
	2012	5,767
	2013	3,247
	and thereafter	1,840

Total:		$48,292

(10)	Long-Term Debt

Term B Senior Credit Facility

The Company entered into various debt agreements (Senior Credit Agreement, Mezzanine Note, and Subordinated Note) on December 20, 2002 to fund its acquisition of substantially all of IITRI’s assets. In August

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

2004, the Company entered into a new Term B senior secured credit facility (the Term B Senior Credit Facility) with a syndicate of financial institutions for which Credit Suisse serves as arranger, administrative agent and collateral agent, and for which LaSalle Bank National Association serves as syndication agent. The Term B Senior Credit Facility has been amended several times to increase the Term B Loan to approximately $244 million, extend its maturity to February 2013 and increase the revolving credit facility to $50 million. The Term B Senior Credit Facility also includes a $110 million uncommitted incremental “accordion” facility:

Interest and Fees.  The senior term loan can bear interest at either of two floating rates. Credit Suisse’s base rate plus 150 basis points or the Eurodollar rate plus 250 basis points. The revolving credit facility interest rate depends on the Company’s leverage ratio and either the Eurodollar rate or an alternate base rate which is the greater of Credit Suisse’s prime rate or the federal funds rate. The Eurodollar-based rate for the senior term loan was 7.33% as of March 31, 2008. The alternate base rate for the revolving credit facility was 6.75% as of March 31, 2008. The Company pays a commitment fee each quarter for unused balances on the senior term loan and the revolving credit facility and fronting fees for letters of credit.

Financial Covenants.  As of March 31, 2008, the Company was in compliance with the Term B Senior Credit Facility covenants including senior secured leverage and interest coverage ratios.

Senior Unsecured Notes

On February 8, 2007, the Company issued and sold $250.0 million of its private 10.25% senior unsecured notes due February 1, 2015 (Senior Unsecured Notes) to Credit Suisse, which informed the Company that it resold most of the notes to qualified institutional buyers. On June 20, 2007, the Company exchanged its private Senior Unsecured Notes for publicly tradeable Senior Unsecured Notes with the same terms.

Interest and Fees.  The Senior Unsecured Notes bear interest at 10.25% per year, payable semi-annually in arrears on February 1 and August 1. The Company must pay interest on overdue principal or interest installments at 11.25% per annum to the extent lawful.

Interest Payable

Interest Payable consisted of the following balances:

	March 31,	September 30,
	2008	2007
	(In thousands)

Senior Unsecured Notes	$4,271	$4,271
Term B Senior Credit Facility	3,141	7,840

Total	$7,412	$12,111

Subordinated Note

On December 20, 2002, the Company issued a $39.9 million note to IITRI (Subordinated Note) as part of the consideration for Alion’s acquisition of substantially all of IITRI’s assets. IIT subsequently acquired the Subordinated Note and the related warrant agreement. In June 2006, the Company and IIT agreed to increase the interest rate on the Subordinated Note from 6.0% to 6.4% from December 2006 to December 2007 and to 6.7% from December 2007 through December 2008. Interest is payable quarterly by issuance of payment-in-kind or PIK notes maturing with the Subordinated Note. The PIK notes effectively defer cash interest expense. Starting in December 2008, the Subordinated Note will bear interest at 16% per year payable quarterly in cash. Principal payments are due in equal installments of $19.95 million in December 2009 and December 2010. The PIK notes are due in equal installments of approximately $7.4 million on the same dates.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

As of March 31, 2008, the remaining fiscal year principal repayments (at face amount before debt discount) for outstanding indebtedness are as follows:

	2008	2009	2010	2011	2012	2013	Thereafter	Total
	(In thousands)

Senior Secured Term B Loan(1)	$1,237	$2,474	$2,474	$2,474	$2,474	$233,134	$—	$244,267
Senior Unsecured Notes	—	—	—	—	—	—	250,000	250,000
Subordinated Seller Note	—	19,950	19,950	—	—	—	—	39,900
Subordinated Paid in Kind Note	—	7,402	7,402	—	—	—	—	14,804

Total Principal Payments	$1,237	$29,826	$29,826	$2,474	$2,474	$233,134	$250,000	$548,971

(1)	The table does not reflect any prepayments of the senior term loan based on excess cash flow or other conditions as the timing and amount of any such payments are uncertain.

(11)	Interest Rate Swap

On January 30, 2008, the Company executed an interest rate swap with one of its lenders to convert the floating rate interest payable on a portion of the Company’s Term B senior term loan to a fixed rate, and to shift the timing of some net interest payments related to its Term B senior term loan. The swap agreement has a notional principal amount of $240 million and expires on November 1, 2008. The Company is required to pay interest semi-annually at 6.52% on May 1 and November 1, 2008. The swap calls for the Company to receive floating rate interest payments quarterly on February 1, May 1, August 1 and November 1, 2008, at the London Interbank Offering Rate plus 250 basis points. The floating interest rate was 7.31813% for the six months ended May 1, 2008. On April 29, 2008, the floating rate reset to 5.48625% for the six months ending November 1, 2008. All swap payments are net cash settled.

The Company is exposed to credit risk for net settlements under the swap agreement, but not for the notional amount. The counterparty to the swap is an affiliate of one of the Company’s lenders and is a major international financial institution.

The swap agreement does not qualify for cash flow hedge accounting treatment. Therefore, the Company recognizes changes in the fair value of the swap agreement as other expense and not as a component of interest expense. On February 1, 2008, the Company received a floating rate interest payment of approximately $4.5 million, which it recognized as a swap liability. At March 31, 2008, the fair value of the swap liability was approximately $5.4 million. The Company recognized approximately $0.9 million of other expense related to the swap for the quarter ended March 31, 2008.

(12)	Redeemable Common Stock Warrants

In connection with the issuance of the Subordinated Note described in Note 10, the Company issued 1,080,437 detachable redeemable common stock warrants (the Warrants) to IITRI. IITRI subsequently transferred all of its rights, title and interest in the Warrants to IIT. The Warrants have an exercise price of $10 per share and are exercisable until December 2010. The Warrants permit the holders to sell warrants to the Company, at predetermined times, at the then current fair value of the common stock less the exercise price. The Warrants are classified as debt instruments in accordance with Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. The Company recorded the

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

initial $7.1 million estimated fair value of the Warrants as a discount to the face value of the notes issued and as a liability. The outstanding Warrants had an estimated fair value of $33.9 million as of March 31, 2008. The Company recognizes interest expense for changes in the estimated fair value of the Warrants.

(13)	Leases

Future minimum lease payments under non-cancelable operating leases for buildings, equipment and automobiles at March 31, 2008 are set out below. Under these operating leases, the Company subleased some excess capacity to subtenants under non-cancelable operating leases. In connection with certain acquisitions, the Company assumed operating leases at above-market rates; recorded a loss accrual of approximately $4.9 million based on the estimated fair value of the lease liabilities assumed; and is amortizing these amounts over the lease terms. The remaining unamortized accrued loss related to these acquisitions was $1.1 million at March 31, 2008. In connection with the IPS acquisition, the Company also acquired a related sub-lease pursuant to which it receives above-market rates. Based on the estimated fair value of the sublease, the Company recognized an asset of $0.6 million which is being amortized over the lease term. The remaining asset value was $0.1 million at March 31, 2008.

Future Minimum Lease Payments

Fiscal Years Ending	(In thousands)

2008 (for the remainder of fiscal year)	$12,591
2009	23,375
2010	19,740
2011	16,940
2012	13,392
2013	12,278
and thereafter	23,747

Gross lease payments	122,063
Less: non-cancelable subtenant receipts	(6,411)

Net lease payments	$115,652

Composition of Total Rent Expense

	March 31,
	2008	2007
	(In thousands)

Minimum rentals	$12,365	$13,007
Less: Sublease rental income	(1,755)	(1,282)

Total rent expense, net	$10,610	$11,725

(14)	Stock Appreciation Rights

As of March 31, 2008, the Company had granted 1,283,000 SARs to directors and employees under the 2002 and 2004 SAR Plans. For the three months ended March 31, 2008 and 2007, the Company recognized approximately $0.7 million and $0.8 million, respectively, in compensation expense associated with the two SAR plans. For the six months ended March 31, 2008 and 2007, the Company recognized approximately $1.2 million and $2.0 million, respectively, in compensation expense associated with the two SAR plans.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

The table below sets out the disclosures and the assumptions used to value a share of Alion common stock and the Company’s grants of stock appreciation rights as of March 31, 2008 and September 30, 2007. For grants issued prior to October 1, 2006, the Company uses the intrinsic value method to recognize compensation expense. For grants issued on or after October 1, 2006, the Company uses a Black-Scholes-Merton option pricing model to recognize compensation expense pursuant to SFAS No. 123(R) Share-Based Payment (SFAS 123R). The Company uses the fair market value of a share of its common stock to recognize expense for all grants; therefore no additional disclosures are required for these grants. There is no established public trading market for Alion’s common stock. The Trust is the only holder of the Company’s common stock. The Company estimates the fair market value of a share of Alion common stock based on an independent third party valuation prepared for the ESOP Trustee. Alion does not expect to pay any dividends on its common stock. The terms of the Term B Senior Credit Facility, the Indenture and the Subordinated Note impose certain limitations on the payment of dividends. The Company currently intends to retain future earnings, if any, for use in the operation of its business.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Alion Science and Technology Corporation
Stock-based Compensation Disclosures per FAS 123 and FAS 123R
Stock Appreciation Rights
As of March 31, 2008

	Shares	Shares	Total
	Granted to	Granted to	Shares	Exercise	Outstanding	Outstanding				Vested	Exercisable
Date of Grant	Employees	Directors	Granted	Price	at 9/30/07	at 3/31/08	Forfeited	Exercised	Expired	at 3/31/08	at 3/31/08

December 2002	64,450	—	64,450	$10.00	38,705	14,500	1,740	22,465	—	14,500	14,500
December 2002	—	29,400	29,400	$10.00	—	—	—	—	—	—	—
May 2003	300	—	300	$11.13	90	—	—	90	—	—	—
June 2003	300	—	300	$11.13	—	—	—	—	—	—	—
November 2003	129,550	—	129,550	$14.71	81,721	72,655	1,426	7,640	—	55,050	9,677
November 2003	—	12,600	12,600	$14.71	—	—	—	—	—	—	—
November 2004	—	12,600	12,600	$19.94	8,400	—	—	8,400	—	—	—
February 2005	164,750	—	164,750	$19.94	109,800	104,400	2,025	3,375	—	75,400	—
March 2005	2,000	—	2,000	$19.94	2,000	2,000	—	—	—	1,500	—
April 2005	33,000	—	33,000	$29.81	24,000	22,500	500	1,000	—	9,000	—
June 2005	2,000	—	2,000	$29.81	2,000	2,000	—	—	—	1,000	—
December 2005	276,675	—	276,675	$35.89	229,288	217,896	6,567	4,825	—	109,881	—
February 2006	13,000	—	13,000	$35.89	10,250	9,625	625	—	—	5,125	—
February 2006	7,500	—	7,500	$35.89	5,000	4,375	625	—	—	2,500	—
May 2006	7,000	—	7,000	$37.06	7,000	7,000	—	—	—	1,750	—
July 2006	15,000	—	15,000	$37.06	15,000	12,750	2,250	—	—	3,750	—
August 2006	1,250	—	1,250	$37.06	1,250	—	938	313	—	—	—
October 2006	2,500	—	2,500	$41.02	2,500	2,500	—	—	—	625	—
December 2006	239,290	—	239,290	$41.02	225,600	215,700	9,075	825	—	54,713	—
February 2007	33,450	—	33,450	$41.02	31,700	29,263	2,437	—	—	7,925	—
May 2007	2,000	—	2,000	$43.37	2,000	2,000	—	—	—	—	—
September 2007	2,000	—	2,000	$43.37	2,000	2,000	—	—	—	—	—
December 2007	232,385	—	232,385	$40.05	—	223,835	8,550	—	—	—	—
Total	1,228,400	54,600	1,283,000		798,304	944,999	36,758	48,933	—	342,719	24,177
Wtd Avg Exercise Price	$31.93	$13.38	$31.14		$31.61	$34.30	$35.56	$16.78	$—	$28.60	$11.89

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Alion Science and Technology Corporation
Stock-based Compensation Disclosures per FAS 123 and 123R
Stock Appreciation Rights
As of March 31, 2008

	Risk Free					Remaining Life
Date of Grant	Interest Rate			Volatility	Expected Life	(months)

December 2002	4.06%	-	4.49%	60%	5 yrs	0.0
December 2002	4.06%	-	4.49%	60%	3 yrs	0.0
May 2003	2.70%	-	3.30%	55%	5 yrs	1.3
June 2003	2.70%	-	3.30%	55%	5 yrs	2.1
November 2003	4.06%	-	4.49%	60%	5 yrs	7.7
November 2003	4.06%	-	4.49%	60%	3 yrs	0.0
November 2004	3.10%	-	3.60%	45%	3 yrs	0.0
February 2005	3.10%	-	3.60%	45%	4 yrs	10.1
March 2005	3.10%	-	3.60%	45%	4 yrs	11.2
April 2005	4.10%	-	4.20%	45%	4 yrs	12.0
June 2005	4.10%	-	4.20%	45%	4 yrs	14.2
December 2005	4.20%	-	4.20%	40%	4 yrs	20.7
February 2006	4.20%	-	4.20%	40%	4 yrs	22.4
February 2006	4.20%	-	4.20%	40%	4 yrs	22.8
May 2006	4.82%	-	4.83%	35%	4 yrs	25.6
July 2006	4.82%	-	4.83%	35%	4 yrs	27.0
August 2006	4.82%	-	4.83%	35%	4 yrs	28.9
October 2006	4.82%	-	4.83%	35%	4 yrs	30.8
December 2006	4.54%	-	4.58%	35%	4 yrs	32.7
February 2007	4.54%	-	4.58%	35%	4 yrs	34.8
May 2007	4.54%	-	4.58%	35%	4 yrs	37.6
September 2007	4.54%	-	4.54%	35%	4 yrs	44.1
December 2007	4.23%	-	4.23%	35%	4 yrs	44.8
Wtd Avg Remaining Life (months)						27.1

(15)	Phantom Stock Plans

As of March 31, 2008, under the Initial Phantom Stock Plan, the Company had granted 223,685 shares of phantom stock. Under the Second Phantom Stock Plan, the Company had granted 339,092 shares of retention phantom stock and 213,215 shares of performance phantom stock. Under the Director Phantom Stock Plan, the Company had granted 20,779 shares of phantom stock. For the three months ended March 31, 2008 and 2007, the Company recognized approximately $1.6 million and $2.1 million, respectively, in compensation expense associated with the three phantom stock plans. For the six months ended March 31, 2008 and 2007, the Company recognized approximately $3.1 million and $4.4 million, respectively, in compensation expense associated with the three phantom stock plans.

The table below sets out the disclosures required by SFAS No. 123(R) and the assumptions used to value a share of Alion common stock and the Company’s grants of phantom stock as of March 31, 2008 and September 30, 2007. The Company uses the intrinsic value method to recognize stock-based compensation expense. There is no established public trading market for Alion’s common stock. The ESOP Trust is the only holder of the Company’s common stock. The Company estimates the fair market value of a share of Alion common stock based on an independent third party valuation prepared for the ESOP Trustee. Alion does not expect to pay any dividends on its common stock. The terms of the senior credit facility and the Subordinated Note prohibit paying dividends without consent of the respective lenders. The Company intends to retain future earnings, if any, for use in the business.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Alion Science and Technology Corporation
Stock-based Compensation Disclosures per FAS 123 and FAS 123R
Phantom Stock
as of March 31, 2008

				Grant
	Shares	Shares	Total	Date
	Granted to	Granted to	Shares	Price per	Outstanding	Outstanding				Vested	Exercisable
Date of Grant	Employees	Directors	Granted	Share	at 9/30/07	at 3/31/08	Forfeited	Exercised	Expired	at 3/31/08	at 3/31/08

February 2003	171,000	—	171,000	$10.00	26,000	26,000	—	—	—	26,000	26,000
November 2003	52,685	—	52,685	$14.71	19,715	13,256	—	6,459	—	5,438	5,438
February 2005	213,215	—	213,215	$19.94	188,140	188,140	—	—	—	188,140	151,990
February 2005	98,399	—	98,399	$19.94	98,399	98,399	—	—	—	98,399	98,399
February 2005	5,015	—	5,015	$19.94	5,015	5,015	—	—	—	3,761	—
August 2005	2,960	—	2,960	$33.78	2,960	2,960	—	—	—	1,974	—
November 2005	66,592	—	66,592	$35.89	62,413	62,413	—	—	—	—	—
November 2005	—	7,808	7,808	$35.89	6,181	5,531	—	651	—	3,253	3,253
November 2005	55,726	—	55,726	$35.89	55,726	55,726	—	—	—	—	—
November 2006	—	5,978	5,978	$41.02	5,978	5,409	—	569	—	1,423	1,423
November 2006	65,456	—	65,456	$41.02	60,580	60,580	—	—	—	—	—
November 2007	—	6,993	6,993	$40.05	—	6,993	—	—	—	—	—
November 2007	42,447	—	42,447	$40.05	—	42,447	—	—	—	—	—
January 2008	2,497	—	2,497	$40.05	—	2,497	—	—	—	—	—
Total	775,993	20,779	796,772		531,107	575,366	—	7,676	—	328,388	286,503
Wtd Avg Grant Date Fair Value Price per Share	$22.90	$38.77	$23.32		$25.71	$27.10	$—	$18.46	$—	$19.40	$19.22

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Alion Science and Technology Corporation
Stock-based Compensation Disclosures per FAS 123 and FAS 123R
Phantom Stock
as of March 31, 2008

	Risk Free					Remaining Life
Date of Grant	Interest Rate			Volatility	Expected Life	(months)

February 2003	4.06%	-	4.49%	60%	5 yrs	—
November 2003	4.06%	-	4.49%	60%	5 yrs	7.3
February 2005	3.10%	-	3.60%	45%	3 yrs	—
February 2005	3.10%	-	3.60%	45%	3 yrs	—
February 2005	3.10%	-	3.60%	45%	4 yrs	10.1
August 2005	3.72%	-	3.77%	45%	3 yrs	4.1
November 2005	4.20%	-	4.20%	40%	3 yrs	7.3
November 2005	4.20%	-	4.20%	40%	3 yrs	7.3
November 2005	4.20%	-	4.20%	40%	5 yrs	31.3
November 2006	4.54%	-	4.58%	35%	3 yrs	19.5
November 2006	4.54%	-	4.58%	35%	3 yrs	19.5
November 2007	4.23%	-	4.23%	35%	3 yrs	31.4
November 2007	4.23%	-	4.23%	35%	3 yrs	31.4
November 2007	4.23%	-	4.23%	35%	3 yrs	33.5
Total Wtd Avg Remaining Life (months)						9.3

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

Contract receivables from agencies of the federal government represented approximately $226.1 million, or 94.0%, of accounts receivable at March 31, 2008 and $172.8 million, or 91.7%, of accounts receivable at March 31, 2007. Contract revenues from agencies of the federal government represented approximately 93.6% of total contract revenues during the six months ended March 31, 2008 and 94.5% of total contract revenues during the six months ended March 31, 2007.

(17)	Guarantor/Non-guarantor Condensed Consolidated Financial Information

The Company’s Senior Unsecured Notes are unsecured general obligations of the Company. Certain of the Company’s wholly-owned, domestic subsidiaries have jointly, severally, fully and unconditionally guaranteed the Senior Unsecured Notes. The following information presents condensed consolidating balance sheets as of March 31, 2008 and September 30, 2007, condensed consolidating statements of operations for the three months ended March 31, 2008 and March 31, 2007; condensed consolidating statements of operations for the six months ended March 31, 2008 and March 31, 2007 and condensed consolidating statements of cash flows for the six months ended March 31, 2008 and March 31, 2007 of the parent company issuer, the guarantor subsidiaries and the non-guarantor subsidiaries. Investments include investments in subsidiaries held by the parent company issuer and have been presented using the equity method of accounting.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Condensed Consolidating Balance Sheet Information at March 31, 2008

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	(In thousands)

Current assets:
Cash and cash equivalents	$3,173	$(16)	$21	$—	$3,178
Accounts receivable	226,446	6,192	3,376	—	236,014
Stock subscriptions receivable	1	—	—	—	1
Prepaid expenses and other current assets	3,744	113	18	—	3,875

Total current assets	233,364	6,289	3,415	—	243,068
Property, plant and equipment, net	19,249	234	48	—	19,531
Intangible assets, net	48,290	—	—	—	48,290
Goodwill	398,816	—	—	—	398,816
Investment in subsidiaries	9,307	—	—	(9,307)	—
Intercompany receivables	—	6,513		(6,513)	—
Other assets	7,283	16	—	—	7,299

Total assets	716,309	13,052	3,463	(15,820)	717,004

Current liabilities:
Interest payable	7,412				7,412
Current portion, Term B Senior Credit Facility note payable	2,430	—	—	—	2,430
Interest rate swap liability	5,422	—	—	—	5,422
Current portion, acquisition obligations	6,939	—	—	—	6,939
Trade accounts payable	68,339	885	416	—	69,640
Accrued liabilities	40,097	1,404	747	—	42,248
Accrued payroll and related liabilities	43,640	775	225	—	44,640
Billings in excess of costs and estimated earnings on uncompleted contracts	2,384	—	—	—	2,384

Total current liabilities	176,663	3,064	1,388	—	181,115
Intercompany payables	3,835	839	1,839	(6,513)	—
Notes payable to bank	22,850	—	—	—	22,850
Term B Senior Credit Facility note payable, excluding current portion	237,567	—	—	—	237,567
Senior Unsecured Notes	243,919	—	—	—	243,919
Subordinated note payable	53,562	—	—	—	53,562
Accrued compensation, excluding current portion	10,715	—	—	—	10,715
Accrued postretirement benefit obligations	1,201	—	—	—	1,201
Non-current portion of lease obligations	6,183	64	14	—	6,261
Redeemable common stock warrants	33,909	—	—	—	33,909
Common stock of subsidiaries	—	2,799	1	(2,800)	—
Redeemable Common stock	209,305	—	—	—	209,305
Accumulated surplus (deficit)	(283,400)	6,286	221	(6,507)	(283,400)

Total liabilities, redeemable common stock and accumulated deficit	$716,309	$13,052	$3,463	$(15,820)	$717,004

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Condensed Consolidating Balance Sheet Information at September 30, 2007

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	(In thousands)

Current assets:
Cash and cash equivalents	$11,718	$(33)	$(1)	$—	$11,684
Accounts receivable	180,431	6,224	5	—	186,660
Stock subscriptions receivable	3,378	—	—	—	3,378
Prepaid expenses and other current assets	3,569	64	1	—	3,634

Total current assets	199,096	6,255	5	—	205,356
Property, plant and equipment, net	19,350	202	—	—	19,552
Intangible assets, net	55,659	—	—	—	55,659
Goodwill	395,926	—	—	—	395,926
Investment in subsidiaries	7,679	—	—	(7,679)	—
Intercompany receivables	—	5,996	—	(5,996)	—
Other assets	7,461	16	—	—	7,477

Total assets	685,171	12,469	5	(13,675)	683,970

Current liabilities:
Interest payable	12,111	—	—	—	12,111
Current portion, Term B Senior Credit Facility note payable	2,430	—	—	—	2,430
Current portion, acquisition obligations	4,832	—	—	—	4,832
Trade accounts payable	45,124	980	—	—	46,104
Accrued liabilities	31,638	1,594	6	—	33,238
Accrued payroll and related liabilities	42,582	968	152	—	43,702
Billings in excess of costs and estimated earnings on uncompleted contracts	2,059	—	—	—	2,059

Total current liabilities	140,776	3,542	158	—	144,476
Intercompany payables	5,760	—	236	(5,996)	—
Notes payable to bank	9,250	—	—	—	9,250
Term B Senior Credit Facility note payable, excluding current portion	238,356	—	—	—	238,356
Senior Unsecured Notes	243,483	—	—	—	243,483
Subordinated note payable	51,313	—	—	—	51,313
Accrued compensation, excluding current portion	14,733	750	—	—	15,483
Accrued postretirement benefit obligations	1,175	—	—	—	1,175
Non-current portion of lease obligations	6,094	109	—	—	6,203
Redeemable common stock warrants	33,610	—	—	—	33,610
Common stock of subsidiaries	—	2,799	—	(2,799)	—
Redeemable common stock	200,768	—	—	—	200,768
Accumulated surplus (deficit)	(260,147)	5,269	(389)	(4,880)	(260,147)

Total liabilities, redeemable common stock and accumulated deficit	$685,171	$12,469	$5	$(13,675)	$683,970

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Condensed Consolidating Statement of Operations
for the Three Months Ended March 31, 2008

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	(In thousands)

Contract revenue	$180,487	$6,422	$2,334	$—	$189,243
Direct contract expense	136,744	4,544	1,742	—	143,030

Gross profit	43,743	1,878	592	—	46,213

Operating expenses:
Indirect contract expense	9,830	1,011	235	—	11,076
Research and development	291	—	4	—	295
General and administrative	16,794	190	(19)	—	16,965
Rental and occupancy expense	7,737	—	5	—	7,742
Depreciation and amortization	5,278	52	3	—	5,333

Total operating expenses	39,930	1,253	228	—	41,411

Operating income (loss)	3,813	625	364	—	4,802
Other income (expense):
Interest income	117	—	—	—	117
Interest expense	(13,831)	—	—	—	(13,831)
Other	(954)	61	—	—	(893)
Equity in net income of subsidiaries	1,050	—	—	(1,050)	—

Total other income (expense)	(13,618)	61	—	(1,050)	(14,607)
Income/(Loss) before income taxes	(9,805)	686	364	(1,050)	(9,805)
Income tax benefit (expense)	—	—	—	—	—

Net income (loss)	$(9,805)	$686	$364	$(1,050)	$(9,805)

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Condensed Consolidating Statement of Operations
for the Three Months Ended March 31, 2007

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	(In thousands)

Contract revenue	$181,032	$6,814	$53	$—	$187,899
Direct contract expense	136,489	4,995	28	—	141,512

Gross profit	44,543	1,819	25	—	46,387

Operating expenses:
Indirect contract expense	10,317	1,276	104	—	11,697
Research and development	636	2	9	—	647
General and administrative	14,748	344	(45)	—	15,047
Rental and occupancy expense	8,202	—	9	—	8,211
Depreciation and amortization	5,650	34	—	—	5,684

Total operating expenses	39,553	1,656	77	—	41,286

Operating income (loss)	4,990	163	(52)	—	5,101
Other income (expense):
Interest income	26	—	—	—	26
Interest expense	(14,691)	—	—	—	(14,691)
Loss on extinguishment of debt	(6,170)	—	—	—	(6,170)
Other	426	(276)	(104)	—	46
Equity in net income (loss) of subsidiaries	(270)	—	—	270	—

Total other income (expense)	(20,679)	(276)	(104)	270	(20,789)
Income/(Loss) before income taxes	(15,689)	(113)	(156)	270	(15,688)
Income tax expense	(5)	(1)	—	—	(6)

Net income (loss)	$(15,694)	$(114)	$(156)	$270	$(15,694)

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Condensed Consolidating Statement of Operations
for the Six Months Ended March 31, 2008

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	(In thousands)

Contract revenue	355,488	12,771	4,129	—	$372,388
Direct contract expense	271,313	9,093	3,006	—	283,412

Gross profit	84,175	3,678	1,123	—	88,976

Operating expenses:
Indirect contract expense	18,186	2,279	494	—	20,959
Research and development	452	—	4	—	456
General and administrative	32,251	454	1	—	32,706
Rental and occupancy expense	15,406	—	7	—	15,413
Depreciation and amortization	10,281	73	6	—	10,360

Total operating expenses	76,576	2,806	512	—	79,894

Operating income (loss)	7,599	872	611	—	9,082
Other income (expense):
Interest income	272	—	—	—	272
Interest expense	(27,107)	—	—	—	(27,107)
Other	(891)	145	(1)	—	(747)
Equity in net income (loss) of subsidiaries	1,627	—	—	(1,627)	—

Total other income (expenses)	(26,099)	145	(1)	(1,627)	(27,582)
Income/(Loss) before income taxes	(18,500)	1,017	610	(1,627)	(18,500)
Income tax expense	(11)	—	—	—	(11)

Net income (loss)	(18,511)	1,017	610	(1,627)	(18,511)

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Condensed Consolidating Statement of Operations
for the Six Months Ended March 31, 2007

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	(In thousands)

Contract revenue	$355,165	$13,738	$135	$—	$369,038
Direct contract expense	271,532	9,991	90	—	281,613

Gross profit	83,633	3,747	45	—	87,425

Operating expenses:
Indirect contract expense	18,696	2,348	128	—	21,172
Research and development	1,240	2	59	—	1,301
General and administrative	31,299	706	(37)	—	31,968
Rental and occupancy expense	16,460	—	16	—	16,476
Depreciation and amortization	11,272	67	—	—	11,339

Total operating expenses	78,967	3,123	166	—	82,256

Operating income (loss)	4,666	624	(121)	—	5,169
Other income (expense):
Interest income	142	—	—	—	142
Interest expense	(29,049)	—	—	—	(29,049)
Loss on extinguishment of debt	(6,170)	—	—	—	(6,170)
Other	661	(537)	(4)	—	120
Equity in net income (loss) of subsidiaries	(26)	—	—	26	—

Total other income (expense)	(34,442)	(537)	(4)	26	(34,957)
Income (loss) before income taxes	(29,776)	87	(125)	26	(29,788)
Income tax benefit/(expense)	(30)	12	—	—	(18)

Net income (loss)	$(29,806)	$99	$(125)	$26	$(29,806)

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Condensed Consolidating Statement of Cash Flows
Six Months Ended March 31, 2008

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Consolidated
	(In thousands)

Net cash (used in)/provided by operating activities	$(23,977)	$108	$77	$(23,792)
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(980)	—	—	(980)
Capital expenditures	(2,568)	(91)	(55)	(2,714)

Net cash used in investing activities	(3,548)	(91)	(55)	(3,694)
Cash flows from financing activities:
Cash received from interest rate swap	4,488	—	—	4,488
Repayment of Term B Credit Facility note payable	(1,237)	—	—	(1,237)
Net borrowings under revolving credit facility	13,600	—	—	13,600
Loan to ESOP Trust	(3,369)	—	—	(3,369)
ESOP Loan Repayment	3,369	—	—	3,369
Purchase of shares of common stock from ESOP Trust	(1,248)	—	—	(1,248)
Cash received from issuance of common stock to Trust	3,337	—	—	3,337

Net cash provided by financing activities	18,980	—	—	18,980
Net (decrease)/increase in cash and cash equivalents	(8,545)	17	22	(8,506)
Cash and cash equivalents at beginning of year	11,718	(33)	(1)	11,684

Cash and cash equivalents at end of year	$3,173	$(16)	$21	$3,178

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Condensed Consolidating Statement of Cash Flows
Six Months Ended March 31, 2007

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Consolidated
	(In thousands)

Net cash used in operating activities	$(14,298)	$(31)	$(64)	$(14,393)
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(8,073)	—	—	(8,073)
Capital expenditures	(4,493)	—	—	(4,493)

Net cash used in investing activities	(12,566)	—	—	(12,566)
Cash flows from financing activities:
Proceeds from Term B Senior Credit Facility note payable	15,000	—	—	15,000
Proceeds from Senior Unsecured Notes	250,000	—	—	250,000
Repayment of Term B Credit Facility note payable	(52,338)	—	—	(52,338)
Repayment of Bridge Loan	(170,000)	—	—	(170,000)
Payment of debt issuance costs	(10,154)	—	—	(10,154)
Net repayments under revolving credit facility	(9,600)	—	—	(9,600)
Purchase of common stock from ESOP Trust	(6,660)	—	—	(6,660)
Cash received from sale of common stock to ESOP Trust	8,990	—	—	8,990

Net cash provided by financing activities	25,238	—	—	25,238
Net decrease in cash and cash equivalents	(1,626)	(31)	(64)	(1,721)
Cash and cash equivalents at beginning of year	2,728	(32)	59	2,755

Cash and cash equivalents at end of year	$1,102	$(63)	$(5)	$1,034

(18)	Commitments and Contingencies

Earn-Out and Hold-Back Commitments

The Company has an earn-out obligation related to its LogConGroup acquisition that continues through September 2013. The earn-out cannot exceed $0.9 million based on revenue from potential logistics contracts. In the six months ended March 31, 2008, the Company recognized no earn-out related to the LogConGroup acquisition. Management believes realization of LogConGroup earn-outs will not have a material effect on the Company’s financial position, results of operations, or liquidity.

The Company has $6.9 million in acquisition-related earn-out and hold-back obligation as of March 31, 2008. There is a $3.0 million earn-out obligation related to the BMH acquisition. From February 2006 through December 2007, the Company recognized the maximum BMH earn-out obligation of $6.0 million based on BMH-related revenue. The Company has a $2.2 million hold-back for its MA&D acquisition, a $1.1 million hold-back for its WCON acquisition, a $0.5 million hold-back for its JJMA acquisition, and a $0.1 million hold-back for another acquisition.

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

Government Audits

The amount of federal government contract revenue and expense reflected in the consolidated financial statements attributable to cost reimbursement contracts is subject to audit and possible adjustment by the Defense Contract Audit Agency (DCAA). The federal government considers the Company to be a major contractor and DCAA maintains an office on site to perform its various audits throughout the year. Contractors found to have violated the False Claims Act, or which are indicted or convicted of violations of other federal laws, may be suspended or debarred from federal government contracting for some period. Such an event could also result in fines or penalties. Given the Company’s dependence on federal government contracts, suspension or debarment could have a material adverse effect on its business, financial condition, results of operations, and ability to meet pending federal obligations. The Company is not aware of any such pending federal government claims or investigations. Indirect rates have been negotiated and settled through fiscal year 2003. The government has audited all of the Company’s federal government contract indirect costs through fiscal year 2004. The Company submitted its fiscal year 2005, 2006 and 2007 indirect expense rates to the government in March 2006, 2007 and 2008, respectively. The Company has recorded revenue on federal government contracts in amounts it expects to realize.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of Alion’s financial condition and results of operations should be read together with the condensed consolidated financial statements (unaudited) and the notes to those statements. This updates the information contained in the Company’s Annual Report on Form 10-K/A for the year ended September 30, 2007, and presumes that readers have access to, and will have read, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in that report.

Overview

The Company provides scientific, engineering and information technology and expertise to research and develop technological solutions for problems relating to national defense, homeland security and energy and environmental analysis, principally to federal government agencies and, to a lesser extent, to commercial and international customers. Revenue increased $1.3 million for the quarter ended March 31, 2008 and $3.4 million year to date compared to similar periods last year. Year-to-date cost-reimbursement and time-and-material contract revenue increased by approximately $33.3 million offsetting a $29.9 million decrease in fixed price contract revenue. The following table reflects, for each period indicated, summary results of operations data:

			Six Months
	Three Months Ended March 31		Ended March 31,
	2008	2007	2008	2007
	(In millions)

Revenue	$189.2	$187.9	$372.4	$369.0
Net loss	$(9.8)	$(15.7)	$(18.5)	$(29.8)

The following table summarizes the percentage of revenues attributable to each contract type for the periods indicated.

	For the Six Months Ended March 31,
Revenue by Contract Type	2008		2007
	(In millions)

Cost-reimbursement	$262.2	70.4%	$243.6	66.0%
Fixed-price	39.3	10.6%	69.2	18.8%
Time-and-material	70.9	19.0%	56.2	15.2%

Total	$372.4	100.0%	$369.0	100.0%

The Company expects most of its revenue will continue to come from government contracts, mostly from contracts with the U.S. Department of Defense (DoD) with the balance continuing to come from a variety of commercial, state, local and foreign government customers.

	For the Six Months Ended March 31,
Revenue by Customer Type	2008		2007
	(In millions)

U.S. Department of Defense (DoD)	$328.9	88.3%	$332.9	90.2%
Other Federal Civilian Agencies	12.4	3.3%	15.9	4.3%
Commercial/State/Local and International	31.1	8.4%	20.2	5.5%

Total	372.4	100.0%	$369.0	100.0%

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

	Consolidated Operations of Alion
	Three Months Ended March 31,
	2008		2007
	(Dollars in millions)
		%		%
Selected Financial Information		revenue		revenue

Total Revenue	$189.2		$187.9
Material and subcontract revenue	80.1	42.3%	71.2	37.9%
Total direct contract expenses	143.0	75.6%	141.5	75.3%
Major components of direct contract expenses
Direct labor expense	60.3	31.9%	65.5	34.9%
Material and subcontract expense	77.0	40.7%	70.6	37.6%
Other direct expense	5.7	3.0%	5.4	2.9%
Gross profit	46.2	24.4%	46.4	24.7%
Total operating expense	41.4	21.9%	41.3	22.0%
Major components of operating expense
Indirect personnel and facilities	18.8	9.9%	19.9	10.6%
General and administrative (excluding stock- based compensation)	14.7	7.8%	12.2	6.5%
Stock-based compensation	2.3	1.2%	2.9	1.5%
Depreciation and amortization	5.3	2.8%	5.7	3.0%
Income from operations	$4.8	2.5%	$5.1	2.7%

Revenue.  Revenue for the three months ended March 31, 2008 increased $1.3 million, or 0.7%, over the three months ended March 31, 2007. Revenue increased by $6.0 million on the Navy Virtual SYSCOM contract, and by $2.7 million on the Weapons System Technology Information Analysis Center (WSTIAC) contract. Revenue declined by $3.2 million on the Modeling and Simulation Information Analysis Center (MSIAC) contract and by $4.2 million for other contracts overall.

Increased work on the Navy Virtual SYSCOM contract came from providing collective protection systems and on-board testing procedures to the U.S. Navy. Wireless communications work increased WSTIAC contract revenue. MSIAC contract revenue declined due to tasking and funding delays arising from an administrative change in the MSIAC lead agency. The Company expects MSIAC contract tasking to return to previous levels by the end of the current fiscal year.

Materials and subcontracts (M&S) revenue for the three months ended March 31, 2008 increased approximately $8.9 million to 42.3% of total revenue. M&S revenue for the similar period last year was 37.9% of revenue. The increase is primarily a result of expanded naval architecture and marine engineering work by subcontractors on the Company’s SeaPort Multiple Award (SeaPort) and Navy Virtual SYSCOM contracts. The Company expects M&S revenue for the balance of the fiscal year will continue to be a percentage of total revenue consistent with current quarter and year to date percentages. However, the Company also expects future delivery orders from the U.S. Navy on existing contracts will provide more favorable terms that will permit the Company to achieve higher-than-current margins on M&S costs and increase contract margins overall.

Direct Contract Expenses.  Direct contract expenses for the three months ended March 31, 2008 were 75.6% of revenue, materially consistent with 75.3% of revenue for the three months ended March 31, 2007. However, direct labor expense which typically generates higher profit margins declined by $5.2 million. Lower-margin M&S costs increased by $6.4 million, principally on the Navy Virtual SYSCOM and SeaPort contracts.

Gross Profit.  Increased subcontractor costs and decreased direct labor expense caused gross profit to decline to $46.2 million or 24.4% of revenue for the quarter ended March 31, 2008, compared with $46.4 million and 24.7% of revenue for the similar period last year. The Company expects that future delivery orders on existing contracts will diminish differences in profitability between direct labor and subcontractor efforts as the Company negotiates more favorable contract terms for future efforts.

Operating Expenses.  Operating expenses for the three months ended March 31, 2008 were materially consistent with the similar period last year, increasing by $0.1 million. Indirect expenses declined approximately $1.1 million to 9.9% of revenue compared to 10.6% of revenue for the similar period last year. Depreciation and amortization expense and the stock-based compensation component of general administrative expense declined in the same time frame by modest percentages and approximately $0.4 million and $0.6 million respectively. For the quarter, other general and administrative expenses increased by $2.5 million from 6.5% to 7.8% of revenue. Expenses increased in the following areas: Finance and Audit $1.4 million, Business Development/Government Affairs $0.5 million, Human Resources $0.2 million, Legal $0.3 million, with an approximate $0.1 million increase in other expenses.

Income from Operations.  Operating income for the three months ended March 31, 2008 decreased approximately $0.3 million over the three months ended March 31, 2007 primarily from fluctuations in contract margins and the overall contract mix for the period.

Other Expense.  Interest and other expense for the three months ended March 31, 2008 decreased by $6.2 million largely due to the write off of $6.2 million of debt issue costs in the similar period last year. Other expense increased by approximately $0.9 million to reflect the change in the fair value of the swap agreement described in Note 11 to the financial statements above. Interest expense for the three months ended March 31, 2008 decreased approximately $0.9 million or 6.1% from the similar period last year, and was attributable to the following:

	Three Months Ended
	March 31,
	2008	2007
	(In millions)

Term B — Revolving facility	$0.8	$0.5
Term B — Senior term loan	4.6	5.1
- amortization of debt issuance costs	0.2	1.2
Bridge loan	—	2.2
Senior unsecured note	6.4	3.8
- amortization of debt issuance costs	0.2	0.2
Subordinated note — PIK interest	0.7	0.6
-long-term deferred interest	0.2	0.2
-amortization of debt issuance costs	0.3	0.3
Accretion of warrants(a)	0.4	0.3
Other	0.0	0.3

Total	$13.8	$14.7

(a)	Includes change in value assigned to the detachable warrants associated with the Subordinated Note based on the change in the value of Alion common stock and the number of warrants outstanding.

Income Tax Expense.  The Company filed qualified subchapter S elections for all of its wholly-owned domestic subsidiaries to treat them as disregarded entities for federal income tax purposes. Some states do not recognize the effect of these elections or Alion’s S corporation status. Alion’s Canadian subsidiary accrues a Canadian tax liability, as required. The Company recorded no income tax expense for the quarter ended March 31, 2008 and an immaterial income tax expense for the similar period last year.

Net Loss.  The net loss decreased approximately $5.9 million, or 37.6%, to $9.8 million for the quarter ended March 31, 2008 as compared to $15.7 million for the quarter ended March 31, 2007.

Six Months Ended March 31, 2008 Compared to Six Months Ended March 31, 2007

	Consolidated Operations of Alion
	Six Months Ended March 31,
	2008		2007
	(Dollars in millions)
		%		%
Financial Information		revenue		revenue

Total Revenue	$372.4		$369.0
Material and subcontract revenue	159.6	42.9%	149.8	40.6%
Total direct contract expenses	283.4	76.1%	281.6	76.3%
Major components of direct contract expenses
Direct labor expense	118.9	31.9%	126.7	34.3%
Material and subcontract expense	153.6	41.2%	144.6	39.2%
Other direct expense	10.9	2.9%	10.3	2.8%
Gross profit	89.0	23.9%	87.4	23.7%
Total operating expense	79.9	21.5%	82.3	22.3%
Major components of operating expense
Indirect personnel and facilities	36.4	9.8%	37.6	10.2%
General and administrative (excluding stock-
based compensation)	28.4	7.6%	25.5	6.9%
Stock-based compensation	4.3	1.2%	6.4	1.7%
Depreciation and amortization	10.4	2.8%	11.3	3.1%
Income from operations	$9.1	2.4%	$5.1	1.4%

Revenues.  Year to date revenue as of March 31, 2008 was $3.4 million more than year to date revenue for the six months ended March 31, 2007. Navy SYSCOM revenue increased $8.4 million, SeaPort contract revenue increased by $7.9 million, and WSTIAC revenue increased by $4.5 million year to date compared to last year. Increases were offset by year to date decreases of $9.9 million on the MSIAC contract, $3.1 million on the U.S. Army Night Vision Lab (Night Vision) contract and $4.4 million on other contracts.

Increased work on the Navy Virtual SYSCOM Contract came from providing collective protection systems and on-board testing procedures to the U.S. Navy. Wireless communications work increased WSTIAC contract revenue. MSIAC contract revenue declined due to tasking and funding delays arising from an administrative change in the MSIAC lead agency. The Company expects MSIAC contract tasking to return to previous levels by the end of the current fiscal year. Night Vision contract revenue declined because of decreased tasking.

Revenue from materials and subcontracts (M&S) for the six months ended March 31, 2008 increased approximately $9.8 million, or 6.5%, over the six months ended March 31, 2007 and increased to 42.9% of total revenue from 40.6% of total revenue for the six months ended March 31, 2008 and 2007, respectively. Consistent with the results for the quarter, this change is primarily a result of increased naval architecture and marine engineering work on the SeaPort and Navy Virtual SYSCOM contracts. The Company expects M&S revenue for the balance of the fiscal year will continue to be a percentage of total revenue consistent with current quarter and year to date percentages. However, the Company expects future delivery orders from the U.S. Navy on existing contracts will provide more favorable terms that will permit the Company to achieve higher-than-current margins on M&S costs and increase contract margins overall.

Direct Contract Expenses.  Direct contract expenses for the six months ended March 31, 2008 and 2007 were 76.1% of total revenue. Higher margin direct labor expense declined by $7.8 million overall while lower-margin M&S costs rose by $9.0 million, principally for subcontractors on the Navy Virtual SYSCOM and SeaPort contracts.

Gross Profit.  Year to date gross profit increased a modest $1.6 million to $89.0 million despite increased subcontractor costs and decreased direct labor expense compared to the similar period last year. The Company expects that future delivery orders on existing contracts will diminish differences in profitability between direct labor and subcontractor efforts as the Company negotiates more favorable contract terms for future efforts. The Company anticipates that by the end of the fiscal year, changes in contract terms will mitigate some of the effects of the current cost mix.

Operating Expenses.  Operating expenses for the six months ended March 31, 2008 decreased $2.4 million, or 2.9%, from the six months ended March 31, 2007. Indirect and rental and occupancy expenses declined approximately $1.2 million to 9.8% of revenue compared to 10.2% of revenue for the similar period last year. Depreciation and amortization expense declined by approximately $0.9 million and the stock-based compensation component of general administrative expense declined by approximately $2.1 million. Year to date other general and administrative expenses increased by $2.9 million from 6.9% to 7.6% of revenue. Expenses increased in the following areas: Finance and Audit $1.2 million, Business Development/Government Affairs $0.9 million, Human Resources $0.7 million, Legal $0.5 million with an approximate $0.4 million decrease in other expenses.

Income from Operations.  Operating income for the six months ended March 31, 2008 increased approximately $3.4 million over the six months ended March 31, 2007 due to changes in operating expenses and from fluctuations in contract margins and the overall contract mix for the period.

Other Expense.  Interest and other expense for the three months ended March 31, 2008 decreased by $7.4 million largely due to the write off of $6.2 million of debt issue costs in the similar period last year. Other expense increased by approximately $0.9 million to reflect the change in the fair value of the swap agreement described in Note 11 to the financial statements above. Interest expense for the six months ended March 31, 2008 decreased approximately $1.9 million or 6.6% from the similar period last year, and was attributable to the following:

	Six Months Ended
	March 31,
	2008	2007
	(In millions)

Term B — Revolving facility	$1.5	$1.3
Term B — Senior term loan	9.3	11.9
- amortization of debt issuance costs	0.5
Bridge loan	—	6.8
Senior unsecured note	12.8	4.0
- amortization of debt issuance costs	0.4
Subordinated note — PIK interest	1.3	1.2
-long-term deferred interest	0.4	0.4
-amortization of debt issuance costs	0.5	0.5
Accretion of warrants(a)	0.3	2.3
Other	0.1	0.6

Total	$27.1	$29.0

(a)	Reflects change in value assigned to the detachable warrants associated with the Subordinated Note based on the change in the value of Alion common stock and the number of warrants outstanding.

Income Tax Expense.  The Company filed qualified subchapter S elections for all of its wholly-owned domestic subsidiaries to treat them as disregarded entities for federal income tax purposes. Some states do not recognize the effect of these elections or Alion’s S corporation status. Alion’s Canadian subsidiary accrues a Canadian tax liability, as required. The Company recorded $11,000 in income tax expense for the six months ended March 31, 2008 and $19,000 in income tax expense for the six months ended March 31, 2007.

Net Loss.  The net loss decreased approximately $11.3 million, or 37.9%, to $18.5 million for the six months ended March 31, 2008 as compared to $29.8 million for the six months ended March 31, 2007.

Liquidity and Capital Resources

The Company’s primary liquidity requirements are for debt service, working capital, capital expenditures, and acquisitions. The principal working capital need is to fund accounts receivable, which increases with the growth of the business. The Company is funding its present operations, and expects to fund future operations with cash from operating activities and the revolving credit facility.

Cash Flows.

Operating activities used approximately $23.8 million and $14.4 million for the six months ended March 31, 2008 and 2007, respectively. Operating use of cash increased by $9.4 million. Increases in accrued expenses and accounts payable were consistent with growth in M&S costs and offset some increase in accounts receivable. Interest payments increased operating uses of cash but were largely offset by swap proceeds from financing activities. Accounts receivable increased because of delays in customer funding and payment office processing that had originated earlier in the fiscal year. The Company was not able to completely eliminate the effects of calendar year end government payment processing delays by the end of March, and as a result, during the quarter ended March 31, 2008, the Company did not realize a reduction of accounts receivable as previously anticipated. Subsequent operating cash flows have been more favorable. As part of its efforts to improve operating cash flow, and its cash flow from accounts receivable in particular, the Company increased the frequency with which it invoices customers, increased total amounts invoiced and increased head count in the collections function. The Company expects operating cash flow to increase from March 2008 levels for the third and fourth quarters of the current year.

The Company used approximately $8.9 million less cash in its current year investing activities than it did in the similar period last year. Of the $3.7 million the Company used through March 2008, approximately $2.7 million was for routine capital expenditures and approximately $1.0 million was for acquisition-related earn-outs. In the prior year, the Company used approximately $12.6 million for investing activities, $8.1 million of which was related to BMH, WCI and MA&D earn out obligations and $4.5 million for routine capital expenditures. In April 2008, the Company used approximately $4.7 million in cash to satisfy almost all its outstanding acquisition related liabilities for earn outs and holdbacks. In the coming quarter, the Company also plans to pay approximately $2.2 million to settle its remaining recorded acquisition related liability. The Company’s only remaining potential earn out obligation relates to the LogCon acquisition. That obligation cannot exceed $0.9 million dollars. As of March 31, 2008, the Company has not recognized any liability for that acquisition.

The Company’s financing activities provided approximately $19.0 million for the six months ended March 31, 2008, compared to $25.2 million for the six months ended March 31, 2007. In the current year, the Company borrowed $13.6 million on its revolver and paid down $1.2 million in principal on long-term debt. The Company lent approximately $3.4 million in cash to the ESOP Trust to satisfy diversification requests by ESOP participants. The Company spent approximately $0.8 million for distributions to KSOP beneficiaries and approximately $0.4 million to purchase shares of its common stock. The Company received approximately $3.0 million in cash from the ESOP Trust to repay funds advanced for diversification requests. The ESOP Trust repaid the balance of the loan with $0.4 million it received from its sale of Alion common stock to the Company.

The Company received approximately $3.4 million from sales of Alion common stock to the ESOP Trust as compared to approximately $9.0 million for the similar period last year. Net cash flow from transactions with the ESOP Trust for loans and sales and redemptions of Alion common stock were not materially different from year to year. Current year net proceeds were approximately $2.1 million compared to approximately $2.3 million for the similar period last year. This was the first year that certain KSOP participants became eligible to make a diversification request. Although the Company cannot predict how much cash it will need to fund future diversification requests, the Company expects annual diversification requests to continue at comparable or greater levels for the foreseeable future. In part to offset cash required for these diversification requests, the Company intends to pay ESOP distribution requests over the five-year period permitted by the terms of the Plan as opposed to its former practice of immediately paying distribution requests in full.

During the six months ended March 31, 2007, the Company sold $250.0 million in Senior Unsecured Notes, and borrowed $15 million of additional Term B loans for working capital needs. It used the proceeds from the Senior Unsecured Notes to pay off the $170.0 million Bridge Loan, $52.3 million in Term B principal and

$10.2 million for debt issuance costs. During the six months ended March 31, 2007, the Company paid down $9.6 million on its revolving credit facility and received $2.3 million in net cash proceeds from sales and purchases of Alion common stock. ESOP participants were not eligible to make diversification requests in the six months ended March 31, 2007.

Cash flow effects and risks associated with equity-related obligations

Changes in the price of a share of Alion common stock affect stock-based compensation expense, operating income and warrant-related interest expense. Based on the share price as determined by the ESOP Trustee in the most recent valuation as of March 31, 2008, the Company expects to recognize approximately $2.2 million in non-cash expense for already-issued Phantom Stock and SAR plan grants over the balance of the fiscal year as these grants continue to vest. The Company expects to recognize non-cash interest expense related to outstanding Warrants only as the current share price, interest rates and assumed volatility change. Absent market place changes, warrants, like other options, decline in value as they approach their expiration date. The carrying value of the warrants exceeds their current net cash value by approximately $0.5 million which represents the time value of the underlying options.

Actual expenses for stock-based compensation and warrant-related interest are likely to differ from estimates as the price of a share of Alion common stock changes. The next valuation period ends September 30, 2008. Interest rates, market-based factors and volatility, as well as the Company’s financial results will affect the future value of a share of Alion common stock.

In the coming quarter, the Company intends to pay approximately $0.7 million to current and former employees for vested, exercisable SARs and approximately $4.8 million to executives for exercisable phantom stock grants. In the fourth quarter the Company plans to pay approximately $3.2 million to directors and executives for vested, exercisable Phantom Stock grants. Certain grantees of SARs and Phantom Stock are permitted to make qualifying elections to further defer stock-based compensation payments by having funds deposited into a rabbi trust owned by the Company. These elections will not have a material effect on either the Company’s planned payments or its overall anticipated cash outflows.

After each semi-annual valuation period, the ESOP Plan permits former employees and beneficiaries to request distribution of their vested ESOP account balances. Consistent with the terms of the Plan, the Company intends to pay distribution requests in five annual installments and to defer initial payments as permitted. The Plan allows the Company to defer initial installment payments for five years for former employees who are not disabled, deceased or retired.

The Company paid approximately $0.8 million to satisfy the most recent distribution requests and will have to fund the distribution requests resulting from the most recent valuation prior to September 30, 2008. Because numerous factors outside the Company’s control can affect whether former employees request distributions, the Company is unable to accurately estimate its required distribution obligations for the second half of the current fiscal year. The Company will not have to fund the next round of diversification requests until the next fiscal year.

Discussion of Debt Structure

The discussion below describes the Term B Senior Credit Facility, as subsequently amended and modified; the Subordinated Note used to finance the Transaction; the previously effective Bridge Loan Agreement and the Senior Unsecured Notes issued and sold by the Company.

Term B Senior Credit Facility

As of March 31, 2008, the Term B Senior Credit Facility consisted of:

•	a senior term loan in the approximate amount of $244.3 million

•	a $50.0 million senior revolving credit facility of which approximately $23.4 million was unused . At March 31, 2008, the Company had used approximately $3.7 million for letters of credit and had borrowed approximately $22.9 million.

•	a $110.0 million uncommitted incremental term loan “accordion” facility

On August 2, 2004, the Company entered into the Term B Senior Credit Facility with a syndicate of financial institutions for which Credit Suisse serves as arranger, administrative agent and collateral agent, and for which Bank of America serves as syndication agent.

•	In April 2005, the first amendment (Amendment One) made certain changes and added $72.0 million in senior term loans to the Company’s total Term B Senior Credit Facility debt.

•	In March 2006, the second amendment (Amendment Two) made certain changes, increased the senior term loan commitment by $68.0 million (drawn in full by the Company) and increased the revolving credit commitment from $30.0 million to $50.0 million.

•	On June 30, 2006, the third amendment (Amendment Three) made certain changes and added $50.0 million in senior term loans to the Company’s total Term B Senior Credit Facility debt.

•	On January 4, 2007, the fourth increment (Increment Four) added $15.0 million in senior term loans to the Company’s total Term B Senior Credit Facility debt.

•	On February 6, 2007, the fourth amendment (Amendment Four) made certain changes, extended the maturity date of the senior term loans to February 6, 2013, adjusted the principal repayment schedule to require a balloon principal repayment at maturity, and added an incurrence test as an additional condition to the Company’s ability to incur permitted indebtedness.

•	On July 17, 2007, the Company entered into a fifth incremental term loan facility (Increment Five), which added $25.0 million in senior term loans to the Term B Senior Credit Facility.

The Term B Senior Credit Facility requires the Company to repay one percent of the principal balance of the senior term loan during each of the first eight years (fiscal years 2005 through 2012) and the first quarter of fiscal year 2013 in equal quarterly principal installments and the remaining principal balance outstanding during the ninth and final year (2013) in one principal installment. As of February 6, 2007, through the quarter ending December 31, 2012, the Company is currently obligated to pay quarterly principal installments of approximately $0.6 million. On February 6, 2013, the senior term loan maturity date, the Company is obligated to pay a principal installment of approximately $233.1 million.

Interest and Fees.  Under the Term B Senior Credit Facility, the senior term loan and the senior revolving credit facility can each bear interest at either of two floating rates.

* Senior Term Loan.  The Company was entitled to elect that interest be payable on the Company’s senior term loan at an annual rate equal to either: 1) the applicable alternate base interest rate charged by Credit Suisse plus a 175 basis point spread or 2) the Eurodollar rate plus a 275 basis point spread. As of February 6, 2007, the spread associated with each rate was lowered by 25 basis points.

* Senior Revolving Credit Facility.  The Company was also entitled to elect that the senior revolving credit facility bear interest at an annual rate dependent on the Company’s leverage ratio and whether the Company made a Eurodollar or an alternate base rate (ABR) borrowing. As of February 6, 2007, under the Term B Senior Credit Facility, if the Company were to elect a Eurodollar borrowing under its senior revolving credit facility, interest would be payable at an annual rate equal to the Eurodollar rate plus additional basis points as reflected in the table below under the column “Eurodollar Spread” corresponding to the Company’s leverage ratio at the time. Under the Term B Senior Credit Facility, if the Company were to elect an ABR borrowing under its senior revolving credit facility, the Company would pay interest at an alternate base interest rate based on the greater of Credit Suisse’s prime rate or a federal funds effective rate, plus additional basis points reflected in the table below under the columns “Prime Rate ABR Spread” or “Federal Funds ABR Spread” corresponding to the Company’s leverage ratio at the time.

		Federal Funds	Prime Rate ABR
	Eurodollar Spread	ABR Spread	Spread
Leverage Ratio	(in basis points)	(in basis points)	(in basis points)

Category 1	250	225	150
Greater than or equal to 3.00 to 1.00
Category 2	250	200	150
Greater than or equal to 2.50 to 1.00 but less than 3.00 to 1.00
Category 3	225	175	125
Greater than or equal to 2.00 to 1.00 but less than 2.50 to 1.00
Category 4	200	150	100
Less than 2.00 to 1.00

On April 1, 2005, the Company elected to have the senior term loan bear interest at the Eurodollar rate and the senior revolving credit facility bear interest at the ABR rate. As of March 31, 2008, the Eurodollar rate on the senior term loan was 7.33 percent (4.83 percent plus 2.50 percent Eurodollar spread) and the ABR rate was 6.75 percent (5.25 percent plus 1.50 percent spread).

Interest Rate Swap.  On January 30, 2008, the Company executed an interest rate swap with one of its lenders to convert floating rate interest payable on a portion of the Company’s Term B senior term loan to a fixed rate, and to shift the timing of some net interest payments related to its Term B senior term loan. The swap agreement has a notional principal of $240 million and expires on November 1, 2008. The Company is required to pay interest semi-annually at 6.52% on May 1 and November 1, 2008. The swap calls for the Company to receive floating rate interest payments quarterly on February 1, May 1, August 1 and November 1, 2008, at the London Interbank Offering Rate plus 250 basis points. The floating interest rate was 7.31813% for the six months ended May 1, 2008. On April 29, 2008, the floating rate reset to 5.48625% for the six months ending November 1, 2008. All swap payments are net cash settled.

Other Fees and Expenses.  Each quarter the Company is required to pay a commitment fee equal to 50 basis points per year on the prior quarter’s daily unused balance of the revolving credit facility and the senior term loan. As of March 31, 2008, the senior term loan was fully utilized and $23.4 million of the revolving credit facility was unused. For the six months ended March 31, 2008, the Company paid no commitment fee for the senior term loan and a fee of approximately $35,800 for the revolving credit facility.

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

Financial Covenants.  The Term B Senior Credit Facility requires the Company to meet certain financial performance covenants over the life of the facility. For the six months ended March 31, 2008 and 2007, the Company was in compliance with the financial covenants set forth in the Term B Senior Credit Facility.

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

For purposes of the Term B Senior Credit Facility, a change of control generally occurs when, before the Company lists its common stock to trade on a national securities exchange and the Company obtains net proceeds from an underwritten public offering of at least $30.0 million, the ESOP Trust fails to own at least 51 percent of the Company’s outstanding equity or voting interests, or, after the Company has such a qualified public offering, any person or group other than IIT or the ESOP Trust owns more than 37.5 percent of the Company’s outstanding equity or voting interests. A change of control may also occur if a majority of the seats (other than vacant seats) on the Company’s Board of Directors shall at any time be occupied by persons who were neither nominated by the Company’s board nor were appointed by directors so nominated. A change of control may also occur if a change of control occurs under any of the Company’s material indebtedness including the Company’s Indenture or under the Company’s subordinated note and the warrants issued with the Company’s subordinated note.

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

Interest on the Subordinated Note accrued at 6% through December 20, 2006; approximately 6.4% from December 21, 2006 through December 20, 2007; and approximately 6.7% from December 21, 2007 through December 20, 2008. Interest is payable quarterly by issuance of payment-in-kind or PIK notes maturing at the same time as the Subordinated Note. The PIK notes have the effect of deferring the underlying cash interest expense on the Subordinated Note. Beginning on December 21, 2008, the Subordinated Note will bear interest at 16% per year payable quarterly in cash until the note is repaid in full. Principal payments are due in equal installments of $19.95 million in December 2009 and December 2010. The PIK notes are due in equal installments of approximately $7.4 million on the same dates.

The Company issued 1,080,437 detachable redeemable common stock warrants (the Warrants) to IITRI in connection with the Subordinated Note. IITRI subsequently transferred all of its rights, title and interest in the Warrants to IIT. The Warrants have an exercise price of $10 per share and are exercisable until December 20, 2010. The Warrants permit the holders to sell warrants to the Company, at predetermined times, at the then current fair value of the common stock less the exercise price. The Warrants are classified as debt instruments in accordance with Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. The Company recorded the initial $7.1 million estimated fair value of the Warrants as a discount to the face value of the Subordinated Note and as a liability. The outstanding Warrants had an estimated fair value of $33.9 million as of March 31, 2008. The Company recognizes interest expense for changes in the estimated fair value of the Warrants.

Senior Unsecured Notes

On February 8, 2007, the Company issued and sold $250.0 million of its private 10.25% senior unsecured notes due February 1, 2015 (Senior Unsecured Notes) to Credit Suisse, which informed the Company that it resold most of the notes to qualified institutional buyers. On June 20, 2007, the Company exchanged its private Senior Unsecured Notes for publicly tradeable Senior Unsecured Notes with the same terms.

Interest and Fees.  The Senior Unsecured Notes bear interest at 10.25% per year, payable semi-annually in arrears on February 1 and August 1. The Company makes interest payments to holders of record as of the immediately preceding January 15 and July 15. The Company must pay interest on overdue principal or interest at 11.25% per annum to the extent lawful.

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

During the remainder of fiscal year 2008 and the next six fiscal years, at a minimum, the Company expects it will have to make the estimated interest and principal payments set forth below.

	6-Fiscal Year Period
	2008*	2009	2010	2011	2012	2013	Thereafter
	($ In thousands)

Bank revolving credit facility
- Interest(1)	$1,000	$1,357	$1,012	$464	$250	$250	$500
Senior Term Loan
- Interest(2)	6,610	14,114	15,525	16,471	17,571	6,628	—
- Principal(3)	1,237	2,474	2,474	2,474	2,474	233,134
Interest Rate Swap(4)	(968)	1,202	—	—	—	—	—
Senior Unsecured Notes
- Interest	12,813	25,625	25,625	25,625	25,625	25,625	38,438
- Principal	—	—	—	—	—	—	250,000
Subordinated Note(5)
- Interest	—	6,384	3,192	—	—	—	—
- Principal	—	27,352	27,352	—	—	—	—

Total cash — Pay interest	19,455	48,682	45,354	42,560	43,446	32,503	38,938
Total cash — Pay principal	1,237	29,826	29,826	2,474	2,474	233,134	250,000

Total	$20,692	$78,508	$75,180	$45,034	$45,920	$265,637	288,938

*	Estimated interest and principal payments for the remainder of fiscal year 2008.

(1)	The Company anticipates continually accessing its $50.0 million revolving credit facility to finance the Company’s ongoing working capital needs. The remaining term of the revolving credit facility is approximately 18 months; however, the Company expects to access a revolving credit facility as an on-going requirement to fund working capital at least through 2013. For the remainder of fiscal year 2008, the average balance drawn on the Company’s revolving credit facility is projected to be approximately $25.0 million. The current revolving credit facility matures in fiscal year 2009. The Company expects to replace it with a similar facility. For fiscal years 2009 and 2010, the average balance is estimated to be $15.5 million and $5.3 million. For the fiscal years 2011 through 2012, the Company anticipates the balance drawn on its then revolving credit facility will be minimal. For the years 2008 through 2013, the projected effective Credit Suisse prime interest rate is estimated to be approximately 8.5%. Interest expense value includes an estimate for the unused balance fee on the $50.0 million revolving credit facility.

(2)	The projected average annual senior term loan balance the Company estimates will be drawn under the Term B Senior Credit Facility is as follows: $244.3 million, $241.8 million, $239.3 million, $236.8 million, and $234.4 million for the remainder of fiscal year 2008 and for fiscal years ending September 30, 2009 through 2012, respectively. The Company expects it will need to refinance the Term B Senior term loan before the end of fiscal year 2012 and expects interest expense to continue at levels similar to prior years. Based on an estimated LIBOR rate plus the Credit Suisse Eurodollar spread, the effective annual interest rate for the remainder of fiscal year 2008, and for fiscal years ending September 30, 2009 through 2012 is estimated to be approximately 5.4%, 5.8%, 6.5%, 7.0%, and 7.5%, respectively. The senior term loan matures February 6, 2013. Estimated interest expense includes an estimate for the commitment fee on the senior term loan.

(3)	The Term B Senior Credit Facility requires the Company to repay approximately 1.0 percent of the principal balance outstanding under the senior term loan annually. On a cumulative basis, approximately 5.0% of the remaining principal will be paid during the remainder of fiscal year 2008, during fiscal years 2009 through 2012 and the first quarter of fiscal year 2013. The remaining principal balance will be repaid on February 6, 2013, the senior term loan maturity date. The table reflects the balance drawn of $244.3 million as of March 31, 2008, resulting in expected aggregate annual principal payments of approximately $1.2 million for the remainder of fiscal year 2008, approximately $2.5 million in each of fiscal years 2009 through 2012, approximately

$0.6 million for the first quarter of fiscal year 2013, and the remaining principal balance of approximately $232.5 million on February 6, 2013. The Term B Senior Credit Facility also requires the Company to make mandatory prepayments of principal if the Company generates certain excess cash flow in a given fiscal year, issues or incurs certain debt or sells certain assets. As of March 31, 2008, no mandatory prepayments are due.

(4)	The interest rate swap has net settlements on May 1, 2008 and November 1, 2008. The $1.0 million net receipt on May 1, 2008 is based on the existing floating rate (LIBOR plus basis point spread) of 7.32%. The $1.3 million net payment on November 1, 2008 is based on a rate of 5.49%.

(5)	The Company has announced it has begun discussions to re-negotiate the terms of the Subordinated Note.

Contingent Obligations

Earn-out and Hold-back Commitments

The Company has an earn-out obligation related to its LogConGroup acquisition that continues through September 2013. The earn-out cannot exceed $0.9 million based on revenue from potential logistics contracts. In the six months ended March 31, 2008, the Company recognized no earn-out related to the LogConGroup acquisition. Management believes realization of LogConGroup earn-outs will not have a material effect on the Company’s financial position, results of operations, or liquidity.

The Company has $6.9 million in acquisition-related earn-out and hold-back obligation as of March 31, 2008. There is a $3.0 million earn-out obligation related to the BMH acquisition. From February 2006 through December 2007, the Company recognized the maximum BMH earn-out obligation of $6.0 million based on BMH-related revenue. The Company has a $2.2 million hold-back for its MA&D acquisition, a $1.1 million hold-back for its WCON acquisition, a $0.5 million hold-back for its JJMA acquisition, and a $0.1 million hold-back for another acquisition.

Other Contingent obligations which will impact the Company’s cash

Other contingent obligations which will impact the Company’s cash flow include:

•	obligations related to the holder’s put rights associated with the Subordinated Note warrants;

•	obligations relating to the Company’s stock based compensation plans; and

•	repurchase obligations under the KSOP.

As of March 31, 2008, the Company spent a cumulative total of $59.6 million to repurchase shares of its common stock to satisfy ESOP distribution requests from former employees and Plan beneficiaries. Starting this year, the Company changed its prior practice of immediately paying out all distribution requests in full. In March 2008, the Company began paying ESOP beneficiaries over the five-year distribution period permitted by ERISA and the terms of the Plan. The Company intends to continue this practice for the foreseeable future in part to offset the cash flow effects of annual employee diversification requests that began this year which are also expected to continue for the foreseeable future.

	Number of
	Shares		Total Value
Date	Repurchased	Share Price	Purchased
			(In thousands)

June 2003	5,248	$11.13	$58
July 2003	2,696	$11.13	30
December 2003	50,031	$14.71	736
May 2004	117	$16.56	2
June 2004	727	$16.56	12
June 2004	743	$16.56	12
July 2004	48,309	$16.56	800
December 2004	46,816	$19.94	934
March 2005	5,691	$19.94	113
June 2005	45,846	$29.81	1,367
August 2005	1,090	$33.78	37
September 2005	170,657	$33.78	5,765
December 2005	211,537	$35.89	7,592
June 2006	273,800	$37.06	10,147
July 2006	32,420	$37.06	1,201
August 2006	1,747	$37.06	65
December 2006	2,243	$41.02	92
January 2007	14	$41.02	1
February 2007	157,320	$41.02	6,453
March 2007	73	$41.02	3
May 2007	238	$43.37	10
June 2007	152	$43.37	7
July 2007	276,877	$43.37	12,008
August 2007	251,248	$43.37	10,897
September 2007	15	$43.37	1
October 2007	90	$43.37	4
December 2007	210	$40.05	8
February 2008	648	$40.05	26
March 2008	19,961	$40.05	799
March 2008	10,011	$41.00	410

Total			$59,590

The Company believes that cash flow from operations and cash available under its revolving credit facility will provide it with sufficient capital to fulfill its current business plan and to fund its working capital needs for at least the next 18 months. The Company continues to focus on organic growth, margin improvement and process improvement and expects to be able to improve its cash flow from operations based on its ability to submit invoices electronically and more frequently. Although the Company expects to have positive cash flow from operations, it will need to generate significant additional revenues beyond its current revenue base and to earn net income in order to repay principal and interest on the indebtedness it assumed under the Term B Senior Credit Facility, Senior Unsecured Notes the remaining outstanding indebtedness it incurred to fund the Transaction, and in order to satisfy the Company’s repurchase obligations.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157 (SFAS 157), “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements (except leases), but does not require any new fair value measurements. SFAS 157 establishes a hierarchy to classify the inputs used in measuring fair value and requires disclosure of the level in the fair value hierarchy applicable to an entity’s fair value measurements. On October 17, 2007, the FASB deferred the effective date for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. For fiscal years beginning after November 15, 2007, the Company will be required to implement SFAS 157 for financial assets and liabilities, and for any other assets and liabilities carried at fair value in the financial statements. The Company does not expect adopting SFAS 157 for financial assets and liabilities will have a material impact on its consolidated financial statements. At this time the Company is evaluating the impact of adopting SFAS 157 for nonfinancial assets and liabilities.

In February 2007, the FASB issued Statement No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Liabilities — including an amendment of FASB Statement No. 115,” which permits entities to measure eligible items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. SFAS 159 will require the Company to report unrealized gains or losses in earnings for eligible items the Company elects to measure at fair value. The Company does not expect adopting SFAS 159 will have a material impact on its consolidated financial statements or results of operations.

In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (SFAS 141R) effective for fiscal years beginning after December 15, 2008. The new standard is based on a fair value model and requires an acquirer to measure all assets acquired and liabilities assumed at their respective fair values at the date of acquisition. This includes measuring noncontrolling (minority) interests at fair value. SFAS 141R establishes principles and requirements for recognizing and measuring goodwill arising from a business combination, and any gain from a bargain purchase. SFAS 141R establishes new disclosure standards and significantly alters the accounting for contingent consideration, pre-acquisition contingencies, in-process research and development and restructuring costs. It requires expensing of acquisition-related costs as incurred. Transactions consummated after the effective date of SFAS 141R apply the new standard prospectively. Existing guidance in SFAS 141 applies to business combinations consummated prior to the effective date of SFAS 141R.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” (SFAS 160) which amends Accounting Research Bulletin No. 51 and provides accounting and reporting standards for noncontrolling (minority) interests in a subsidiary and deconsolidation of a subsidiary. SFAS 160 requires noncontrolling interests to be presented separately within equity in the consolidated statement of financial position. Consolidated net income attributable to the parent and noncontrolling interests are to be separately presented on the face of the statement of operations. A change in ownership that does not affect control of a subsidiary is to be accounted for as an equity transaction. A change in ownership that affects control results in recognition of a gain or loss and remeasurement at fair value of any remaining noncontrolling interest. Because SFAS 160 requires that a noncontrolling interest continue to be attributed its share of losses, a noncontrolling interest could have a negative carrying balance.

SFAS 160 is effective for fiscal years beginning after December 15, 2008. In the year of adoption, presentation and disclosure requirements will apply retrospectively to all periods presented. The Company does not expect adopting SFAS 160 will materially affect its consolidated financial statements or results of operations.

In March 2008, the FASB issued SFAS 161 Disclosures about Derivative Instruments and Hedging Activities,(SFAS 161) which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 161 requires enhanced disclosures about how and why an entity uses derivatives, how the entity accounts for derivatives under SFAS 133 and how derivatives and related hedged items affect an entity’s financial position, results of operations and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company does not expect adopting SFAS 161 will materially affect its consolidated financial statements or results of operations.

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

Factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following:

•	changes to the ERISA laws related to the Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan;

•	changes to the tax laws relating to the treatment and deductibility of goodwill, the Company’s subchapter S status, or any change in the Company’s effective tax rate;

•	additional costs associated with compliance with provisions of the Sarbanes-Oxley Act of 2002, including any changes in the SEC’s rules, and other corporate governance requirements;

•	failure of government customers to exercise options under contracts;

•	funding decisions relating to U.S. Government projects;

•	government contract procurement (such as bid protest) and termination risks;

•	competitive factors such as pricing pressures and/or competition to hire and retain employees;

•	results of current and/or future legal proceedings and government agency proceedings which may arise out of the Company’s operations and the attendant risks of fines, liabilities, penalties, suspension and/or debarment;

•	undertaking acquisitions that could increase costs or liabilities or be disruptive;

•	taking on additional debt to fund acquisitions;

•	failure to adequately integrate acquired businesses;

•	material changes in laws or regulations applicable to the Company’s businesses;

•	other risk factors discussed in the Company’s annual report on Form 10-K for the year ended September 30, 2007 filed with the SEC on December 28, 2007.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s view only as of May 15, 2008. The Company undertakes no obligation to update any of the forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise. This discussion addresses only continuing operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

The Company is exposed to interest rate risk on the Term B Loan and the senior revolving credit facility. The senior revolving credit facility balance bears interest at variable rates based on Credit Suisse’s prime rate plus a maximum spread of 225 basis points. The balance on the Senior Secured Term B Loan bears interest at variable rates currently tied to the Eurodollar rate. Variable rates increase the risk that interest charges will increase materially if market rates rise. On January 30, 2008, the Company executed an interest rate swap with Credit Suisse to mitigate some of its interest rate risk associated with the Term B Loan. The swap agreement effectively converts floating rate interest payable on a portion of the Company’s Term B senior term loan to a fixed rate, and shifts timing of some net interest payments. The swap agreement fixes the Company’s interest on $240 million at 6.52% through November 1, 2008. The swap calls for the Company to receive floating rate interest payments quarterly on February 1, May 1, August 1 and November 1, 2008, at the London Interbank Offering Rate plus 250 basis points which offset the majority of the Company’s floating rate interest payments due on the same dates on its Term B Loan.

After taking into account the effects of its interest rate swap agreement, the approximate impact of a 1% increase in the interest rate, as applied to principal balances drawn under the Senior Term B Credit Facility would be $1.8 for the balance of fiscal year 2008 and $2.4 million, $2.4 million, $2.4 million, and $2.4 million for the fiscal years ending September 30, 2009 through 2012, respectively. The Company does not use derivatives for trading purposes and invests excess cash in short-term, investment grade, and interest-bearing securities.

Foreign currency risk

Expenses and revenues from international contracts are generally denominated in U.S. dollars. The Company does not believe operations are subject to material risks from currency fluctuations.

Risk associated with the value of Alion common stock

The Company is exposed to changes in the fair market value of Alion common stock as the basis for the contingent obligations relating to put rights associated with the Subordinated Note warrants, KSOP repurchase obligations and stock-based compensation obligations.

The Subordinated Note warrant obligation would increase by approximately $4.4 million if the price of Alion common stock were to increase by 10% and would decrease by approximately $4.4 million if the price of Alion stock were to decrease by 10%. Such changes would be recognized in interest expense. Stock-based compensation exposure depends on a number of factors, including but not limited to, the number of shares redeemed by terminating employees, and the number of employees who might otherwise exercise their rights under the stock appreciation and phantom stock programs during any particular time period.

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

Institution of internal controls in compliance with Section 404 of Sarbanes-Oxley.  The Company is currently instituting an internal controls program to meet the requirements of Section 404 and the applicable regulations. The Chief Executive Officer and Principal Financial Officer currently believe the Company will implement the internal controls program by the end of the current fiscal year consistent with the SEC’s extended compliance deadline. The Company believes that any deficiencies that may be identified by its efforts to comply with Section 404 will not affect the accuracy of its financial statements included in this report.

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

Item 1A.	Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None, other than sales of securities already reported by the Company in current reports on Form 8-K.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer of Alion Science and Technology Corporation pursuant to 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	February 28, 2008 Conference Call Transcript — Operations Update Teleconference(1)

(1)	Incorporated by reference to Current Report on Form 8-K filed by the Company on February 29, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALION SCIENCE AND TECHNOLOGY CORPORATION

/s/ Michael J. Alber
Name:     Michael J. Alber

Title:	Principal Financial Officer
(Principal Financial Officer and
Duly Authorized Officer)

Date: May 15, 2008