Form 10-Q
period 2008-06-30
ALION SCIENCE & TECHNOLOGY CORP
filed 2008-08-13
CIK 1166568

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008.

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

The number of shares outstanding of Alion Science and Technology Corporation Common Stock as of August 13, 2008, was: Common Stock 5,104,948

ALION SCIENCE AND TECHNOLOGY CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2008

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

ALION SCIENCE AND TECHNOLOGY CORPORATION

Condensed Consolidated Balance Sheets (unaudited)
As of June 30, 2008 and September 30, 2007

	June 30,	September 30,
	2008	2007
	(In thousands, except share and per share information)

Current assets:
Cash and cash equivalents	$39	$11,684
Accounts receivable, net	207,938	186,660
Stock subscriptions receivable	—	3,378
Prepaid expenses and other current assets	3,786	3,634

Total current assets	211,763	205,356
Property, plant and equipment, net	19,394	19,552
Intangible assets, net	44,609	55,659
Goodwill	398,821	395,926
Other assets	7,405	7,477

Total assets	$681,992	$683,970

Current liabilities:
Interest payable	$13,013	$12,111
Current portion, Term B senior term loan payable	2,430	2,430
Interest rate swap liability	1,245	—
Current portion, acquisition obligations	—	4,832
Trade accounts payable	52,936	46,104
Accrued liabilities	39,941	33,238
Accrued payroll and related liabilities	52,740	43,702
Billings in excess of costs and estimated earnings on uncompleted contracts	2,308	2,059

Total current liabilities	164,613	144,476
Notes payable to bank	10,850	9,250
Term B senior term loan payable, excluding current portion	237,171	238,356
Senior unsecured notes	244,137	243,483
Subordinated note payable	54,714	51,313
Accrued compensation, excluding current portion	10,925	15,483
Accrued postretirement benefit obligations	1,214	1,175
Non-current portion of lease obligations	6,312	6,203
Redeemable common stock warrants	34,046	33,610
Redeemable common stock, $0.01 par value, 8,000,000 shares authorized, 5,104,948 and 5,012,934 shares issued and outstanding at June 30, 2008 and September 30, 2007	209,303	200,768
Accumulated deficit	(291,293)	(260,147)

Total liabilities, redeemable common stock and accumulated deficit	$681,992	$683,970

See accompanying notes to condensed consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

Condensed Consolidated Statements of Operations (unaudited)

	Quarter Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands, except share and per share information)

Contract revenue	$185,876	$184,933	$558,264	$553,971
Direct contract expense	142,862	142,172	426,274	423,785

Gross profit	43,014	42,761	131,990	130,186

Operating expenses:
Indirect contract expense	10,410	11,689	31,369	32,861
Research and development	359	577	815	1,878
General and administrative	15,298	17,315	48,004	49,313
Rental and occupancy expense	7,979	7,876	23,392	24,352
Depreciation and amortization	5,313	4,955	15,673	16,294

Total operating expenses	39,359	42,412	119,253	124,698

Operating income	3,655	349	12,737	5,488
Other income (expense):
Interest income	92	54	364	196
Interest expense	(12,332)	(14,290)	(39,439)	(43,339)
Loss on extinguishment of debt	—	—	—	(6,170)
Other	706	61	(41)	181

Total other income (expenses)	(11,534)	(14,175)	(39,116)	(49,132)
Loss before income taxes	(7,879)	(13,826)	(26,379)	(43,644)
Income tax benefit (expense)	(14)	(1)	(25)	11

Net loss	$(7,893)	$(13,827)	$(26,404)	$(43,633)

Basic and diluted loss per share	(1.55)	(2.63)	(5.24)	(8.40)

Basic and diluted weighted average common shares outstanding	5,104,958	5,252,863	5,043,375	5,194,412

See accompanying notes to condensed consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
	June 30,
	2008	2007
	(In thousands)

Cash flows from operating activities:
Net loss	$(26,404)	$(43,633)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,673	16,294
Accretion of debt to face value	760	724
Amortization of debt issuance costs	1,325	2,325
Loss on extinguishment of debt	—	6,170
Decrease in value of interest rate cap	—	238
Loss on interest rate swap	276	—
Change in fair value of redeemable common stock warrants	436	3,415
Stock-based compensation	5,686	9,859
Gain on disposal of assets	—	(18)
Gain on sale of investments, net	—	(10)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(21,279)	(50,724)
Other assets	(485)	(1,536)
Trade accounts payable	6,834	480
Accrued liabilities	10,789	—
Interest payable	902	13,612
Other liabilities	3,038	3,951

Net cash used in operating activities	(2,449)	(38,853)
Cash flows from investing activities:
Cash paid for acquisition related obligations	(7,946)	(12,551)
Capital expenditures	(4,091)	(6,497)

Net cash used in investing activities	(12,037)	(19,048)
Cash flows from financing activities:
Change in book overdraft	—	4,186
Proceeds from Term B Senior Credit Facility note payable	—	15,000
Proceeds from Senior Unsecured Notes	—	250,000
Cash received from interest rate swap	969	—
Repayment of Term B Credit Facility note payable	(1,855)	(52,894)
Repayment of Bridge Loan	—	(170,000)
Payment of debt issuance costs	—	(10,069)
Net borrowings under revolving credit facility	1,600	13,000
Loan to ESOP Trust	(3,369)	—
ESOP loan repayment	3,369	—
Purchase of redeemable common stock from ESOP Trust	(1,250)	(6,656)
Cash received from sale of redeemable common stock to ESOP Trust	3,377	12,657

Net cash provided by financing activities	2,841	55,224
Net decrease in cash and cash equivalents	(11,645)	(2,677)
Cash and cash equivalents at beginning of period	11,684	2,755

Cash and cash equivalents at end of period	$39	$78

Supplemental disclosure of cash flow information:
Cash paid for interest	33,477	19,926
Cash paid for taxes	67	36
Non-cash financing activities:
Common stock issued to ESOP Trust in satisfaction of employer contribution liability	5,043	5,211

See accompanying notes to condensed consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Description and Formation of the Business

Alion Science and Technology Corporation and its subsidiaries (collectively, the Company or Alion) provide scientific, engineering and information technology expertise to research and develop technological solutions for problems relating to national defense, homeland security and energy and environmental analysis. Alion provides these services to agencies of the federal government and, to a lesser extent, to commercial and international customers.

Alion is a for-profit S-Corporation formed in October 2001 to purchase substantially all the assets and certain liabilities of IIT Research Institute (IITRI), a not-for-profit corporation controlled by Illinois Institute of Technology (IIT). On December 20, 2002, Alion acquired substantially all of IITRI’s assets and liabilities except for its Life Sciences Operation, for aggregate total proceeds of $127.3 million (the Transaction). Prior to that time, the Company’s activities were organizational in nature.

(2)	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in Alion’s Annual Report on Form 10-K/A for the year ended September 30, 2007.

The statements are prepared on the accrual basis of accounting and include the accounts of Alion and its wholly-owned subsidiaries from their date of acquisition or formation. All inter-company accounts have been eliminated in consolidation. There were no changes to Alion’s subsidiaries in the current fiscal year.

Fiscal and Quarter Periods

Alion’s fiscal year ends on September 30. The Company operates based on a three-month quarter, four-quarter fiscal year. Quarters end: December 31, March 31, June 30, and September 30.

Use of Estimates

Preparing financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect: reported amounts of assets and liabilities; disclosures of contingent assets and liabilities at the date of financial statements; and operating results. Actual results are likely to differ from those estimates, but the Company’s management does not believe such differences will materially affect Alion’s financial position, results of operations, or cash flows.

Reclassifications

Certain items in the condensed consolidated financial statements have been reclassified to conform to the current presentation.

Revenue Recognition

Alion derives its revenue from delivering technology services under a variety of contracts. Some contracts provide for reimbursement of costs plus fees; others are fixed-price or time-and-material type contracts. The Company generally recognizes revenue when a contract has been executed, the contract price is fixed or determinable, delivery of services or products has occurred and collectibility of the contract price is considered reasonably assured.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Alion recognizes revenue on cost-reimbursement contracts as it incurs costs and includes estimated fees earned. The Company recognizes time-and-material contract revenue at negotiated, fixed, contractually billable rates as it delivers labor hours and incurs other direct expenses. Alion uses various performance measures under the percentage of completion method to recognize revenue for fixed-price contracts. Estimating contract costs at completion and recognizing revenue appropriately involves significant management estimates. Actual costs may differ from estimated costs and affect estimated profitability and timing of revenue recognition. From time to time, facts develop that require Alion to revise its estimated total costs or expected revenues. The Company records the cumulative effect of revised estimates in the period in which the facts requiring revised estimates become known. Alion recognizes the full amount of anticipated losses on any type of contract in the period in which it becomes known. For each of the periods presented, the cumulative effects of revised estimates were immaterial to the Company’s financial performance. Revised estimates did not generate any anticipated losses for any period presented. Further, there were no cost overruns on fixed price contracts that materially affected financial performance in any of the periods presented.

Contracts with federal government agencies are subject to periodic funding. An agency may fully fund a contract at inception or fund it periodically as services are provided. If contract funding is not probable, the Company defers revenue recognition until realization is probable.

Federal government contract costs are subject to audit by the federal government and to adjustment through negotiations between Alion and government representatives. The government considers Alion a major contractor and maintains an office on site to perform various audits. Indirect rates have been negotiated and settled through fiscal year 2003. Settlement had no material adverse effect on Alion’s results of operations or cash flows. The government has audited the Company’s federal government contract indirect costs through fiscal year 2004. Alion submitted its fiscal year 2005, 2006 and 2007 indirect expense rates to the government in March 2006, 2007, and 2008, respectively. The Company has recorded revenue on federal government contracts in amounts it expects to realize.

Alion recognizes revenue on unpriced change orders as it incurs expenses and only to the extent it is probable it will recover such costs. The Company recognizes revenue in excess of costs on unpriced change orders only when management can also estimate beyond a reasonable doubt the amount of excess and experience provides a sufficient basis for recognition. Alion recognizes revenue on claims as expenses are incurred only to the extent it is probable that it will recover such costs and can reliably estimate the amount it will recover.

Alion generates software revenue from licensing software and providing services. In general, professional services are essential to the functionality of the solution sold and the Company applies the percentage of completion method.

Income Taxes

Alion is an S-corporation under the provisions of the Internal Revenue Code of 1986, as amended. For federal and certain state income tax purposes, the Company is not subject to tax on its income. Alion’s income is allocated to its sole shareholder, the Alion Science and Technology Corporation Employee Ownership, Savings and Investment Trust (the Trust). Alion may be subject to state income taxes in those states that do not recognize S corporations. The Company is subject to franchise and business taxes. All of Alion’s wholly-owned operating subsidiaries are qualified subchapter S or disregarded entities which are included in the Company’s consolidated federal income tax returns. Alion’s Canadian subsidiary is subject to income taxation in Canada at the federal and provincial level.

Cash and Cash Equivalents

The Company considers cash in banks, and deposits with financial institutions with maturities of three months or less at time of purchase, that can be liquidated without prior notice or penalty, to be cash and cash equivalents.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable and Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts

Accounts receivable include billed accounts receivable, amounts currently billable and costs and estimated earnings in excess of billings on uncompleted contracts that represent accumulated project expenses and fees which have not been billed or are not currently billable as of the date of the consolidated balance sheet. The costs and estimated earnings in excess of billings on uncompleted contracts are stated at estimated realizable value. Unbilled accounts receivable include revenue recognized for customer-requested work performed by Alion on new and existing contracts for which the Company had not received contracts or contract modifications. The allowance for doubtful accounts is Alion’s best estimate of the amount of probable losses in existing billed and unbilled accounts receivable. The Company determines the allowance using specific identification and historical write-off experience based on the age of the receivables. Billings in excess of costs and estimated earnings and advance collections from customers represent amounts received from or billed to customers in excess of project revenue recognized to date.

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

Goodwill and Other Intangibles

As required by SFAS 142, Goodwill and Other Intangible Assets, Alion reviews goodwill annually for impairment at the end of each fiscal year, or, if events or circumstances indicate potential impairment. The Company must recognize an impairment loss if, and to the extent that, goodwill exceeds fair value. Alion completed its most recent annual goodwill impairment analysis in the fourth quarter of fiscal year 2007 and concluded no goodwill impairment existed as of September 30, 2007. There were no significant events in the three and nine months ended June 30, 2008, that indicated impairment to goodwill as of June 30, 2008. Intangible assets are amortized over their estimated useful lives, as follows:

Purchased contracts	1-13 years
Internal use software and engineering designs	3-6 years
Non-compete agreements	2-3 years

Postretirement Benefits

Alion accounts for postretirement benefits other than pension in accordance with SFAS No. 106 Employers’ Accounting for Postretirement Benefits Other Than Pension and SFAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS 106 requires the Company to accrue the cost of providing postretirement benefits over employees’ periods of active service. Costs are determined on an actuarial basis. SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize in income, the effects of any changes in funded status in the year in which the changes occur. Alion curtailed its postretirement benefits plan at the end of fiscal year 2007. See Note 4 for further discussion.

Redeemable Common Stock

Alion’s outstanding shares of common stock are redeemable equity securities because eventual redemption of shares of Alion common stock is outside the Company’s control. Alion is required to increase or decrease the

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reported value of its outstanding common stock to reflect the estimated redemption value at each reporting date based on management’s estimated fair value price per share. Alion records changes in the reported value of its outstanding common stock through an offsetting charge or credit to accumulated deficit, based on the change, if any, in the estimated fair value of a share of Alion common stock and the total shares outstanding at each reporting date. Management used a valuation prepared by an independent, third party appraiser selected by the ESOP Trustee to estimate the fair value price per share of Alion common stock to determine that outstanding redeemable common stock had an aggregate fair value of approximately $209.3 million as of June 30, 2008.

Concentration of Credit Risk and Fair Value of Financial Instruments

Financial instruments that potentially subject Alion to credit risk consist primarily of cash equivalents, accounts receivable and an interest rate swap agreement. The Company believes the high credit quality of its cash equivalent investments limits its credit risk with respect to these investments. Alion believes its concentrations of credit risk with respect to accounts receivable are limited as these are primarily receivables due from the federal government. The Company believes it has limited counterparty credit risk for its outstanding interest rate swap agreement because the counterparty is an affiliate of one if its lenders and the agreement ranks pari passu with Alion’s debt to its lenders.

The carrying amount of cash, cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments. Alion uses an option pricing model to estimate the fair value of its redeemable common stock warrants and estimates the fair value price per share of Alion common stock based on a valuation performed for the ESOP Trustee by an independent, third-party firm. It is impracticable for the Company to estimate the fair value of its subordinated debt because the only market for financial instruments with similar terms consists of principal to principal transactions. The Company carries this instrument at historical cost.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157 (SFAS 157), “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements (except leases), but does not require any new fair value measurements. SFAS 157 establishes a hierarchy to classify the inputs used in measuring fair value and requires disclosure of the level in the fair value hierarchy applicable to an entity’s fair value measurements. On February 12, 2008, the FASB deferred the effective date for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. For fiscal years beginning after November 15, 2007, Alion will be required to implement SFAS 157 for financial assets and liabilities, and for any other assets and liabilities carried at fair value in the financial statements. Alion does not expect adopting SFAS 157 for financial assets and liabilities will have a material impact on its consolidated financial statements. At this time the Company is evaluating the impact of adopting SFAS 157 for nonfinancial assets and liabilities.

In February 2007, the FASB issued Statement No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Liabilities — including an amendment of FASB Statement No. 115,” which permits entities to measure eligible items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. SFAS 159 will require Alion to report unrealized gains or losses in earnings for eligible items it elects to measure at fair value. The Company does not expect adopting SFAS 159 will have a material impact on its consolidated financial statements or results of operations.

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

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities,” (SFAS 161) which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). SFAS 161 requires enhanced disclosures about how and why an entity uses derivatives, how the entity accounts for derivatives under SFAS 133 and how derivatives and related hedged items affect an entity’s financial position, results of operations and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. Alion does not expect adopting SFAS 161 will materially affect its consolidated financial statements or results of operations.

(3)	Employee Stock Ownership Plan (ESOP) and Stock Ownership Trust

On December 19, 2001, the Company adopted the Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan (the Plan) and the Trust. The Plan, a tax qualified retirement plan, includes ESOP and non-ESOP components. On August 9, 2005, the Internal Revenue Service (IRS) issued a determination letter that the Trust and the Plan, as amended through the Ninth Amendment to the Plan, qualify under Sections 401(a) and 501(a) of the Internal Revenue Code of 1986 as amended (the IRC). On January 29, 2007, Alion amended and restated the Plan effective as of October 1, 2006. The Company filed a request with the IRS for a determination letter with respect to the amended and restated Plan on January 30, 2007. Alion believes that the Plan and the Trust have been designed and are being operated in compliance with the applicable requirements of the IRC.

(4)	Postretirement Benefits

Alion sponsors a medical benefits plan providing certain medical, dental, and vision coverage to eligible former employees. The Company is self-insured with a stop-loss limit under an insurance agreement. Alion provides postretirement medical benefits for employees who met certain age and service requirements. The plan provides benefits until age 65 and requires employees to pay one-half of their health care premiums. A small, closed group of employees is eligible for coverage after age 65. These retirees contribute a fixed portion of the health care premium. Estimated contributions from retirees are approximately $125,000 for fiscal year 2008. The plan was effectively amended on September 30, 2007 to eliminate benefits for those retiring after December 31, 2007. The plan is now closed to new participants.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were no plan assets as of June 30, 2008 and September 30, 2007. Alion uses a September 30 measurement date.

(5)	Loss Per Share

Basic and diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding excluding the impact of warrants, phantom stock and stock appreciation rights described herein as this impact would be anti-dilutive for all periods presented.

(6)	Redeemable Common Stock Owned by ESOP Trust

The ESOP Trust owns all of Alion’s common stock, for the benefit of current and former employee participants in the Alion KSOP. Participants or beneficiaries are entitled to a distribution of the fair value of their vested ESOP account balance upon death, disability, retirement or termination of employment. The ESOP permits distributions to be paid over a five year period commencing the year after a participant’s retirement at age 65, death or disability. Alion can delay distributions to other terminating participants for five years before commencing payment over a subsequent five year period.

Alion can choose whether to make a distribution in cash or shares of Alion common stock. The IRC and ERISA require that if Alion distributes common stock to a participant or beneficiary, it must provide a put option to permit the recipient to sell the stock back to the Company at the estimated fair value price per share, which was $41.00 at June 30, 2008 and $40.05 at September 30, 2007. Alion uses a valuation performed by an independent, third-party firm to determine the estimated fair value price per share. Certain participants who beneficially acquired shares of Alion common stock on December 20, 2002, have the right to sell such shares distributed from their accounts at the greater of the then current estimated fair value per share or the original purchase price ($10.00).

Although the Company and the ESOP retain the right to delay distributions consistent with the terms of the Alion KSOP and to control the circumstances of future distributions, eventual redemption of shares of Alion common stock is deemed to be outside the Company’s control.

(7)	Accounts Receivable

	June 30,	September 30,
	2008	2007
	(In thousands)

Billed receivables	$122,977	$126,430
Unbilled receivables:
Amounts currently billable	36,636	40,539
Revenues recorded in excess of milestone billings on fixed price contracts	5,171	2,059
Revenues recorded in excess of estimated contract value or funding	35,049	17,661
Retainages and other amounts billable upon contract completion	11,998	5,243
Allowance for doubtful accounts	(3,893)	(5,272)

Total Accounts Receivable	$207,938	$186,660

Revenues recorded in excess of milestone billings on fixed price contracts are not yet contractually billable. Amounts currently billable consist principally of amounts to be billed within the next year. Any remaining unbilled balance including retainage is billable upon contract completion or completion of Defense Contract Audit Agency audits. Revenues recorded in excess of contract value or funding are billable upon receipt of contractual amendments or other modifications. Costs and estimated earnings in excess of billings on uncompleted contracts totaled approximately $88.9 million as of June 30, 2008 and included approximately $35.0 million for customer-

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requested work for which the Company had not received contracts or contract modifications. In keeping with industry practice, Alion classifies all contract-related accounts receivable as current assets based on contractual operating cycles which frequently exceed one year. Unbilled receivables are expected to be billed and collected within one year except for $12.0 million at June 30, 2008.

(8)	Property, Plant and Equipment

	June 30,	September 30,
	2008	2007
	(In thousands)

Leasehold improvements	$9,495	$7,212
Equipment and software	32,670	31,388

Total cost	42,165	38,600
Less: accumulated depreciation and amortization	(22,771)	(19,048)

Net fixed assets	$19,394	$19,552

Depreciation and leasehold amortization expense for fixed assets was approximately $1.6 million and $1.4 million for the quarter ended June 30, 2008 and 2007, respectively and $4.6 million and $4.2 million for the nine months ended June 30, 2008 and 2007.

(9)	Goodwill and Other Intangible Assets

As of June 30, 2008, Alion has recorded goodwill of approximately $398.8 million. Changes in the carrying amount of goodwill during the nine months ended June 30, 2008, in the aggregate, are summarized in the following table:

Total
(In thousands)

Balance as of October 1, 2007	$395,926
Adjustment to initial allocation made during the nine months ended June 30, 2008 (earn-out obligations)	2,895

Balance as of June 30, 2008	$398,821

Intangible assets consist primarily of contracts purchased in connection with the acquisitions of JJMA, BMH, WCI and MA&D and the contracts Alion acquired from Anteon Corporation. Intangible assets as of June 30, 2008 and September 30, 2007 are as follows:

	June 30, 2008			September 30, 2007
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
	(In thousands)

Purchased contracts	$111,519	$(68,035)	$43,484	$111,519	$(57,296)	$54,223
Internal use software and engineering designs	2,155	(1,082)	1,073	2,155	(790)	1,365
Non-compete agreements	725	(673)	52	725	(654)	71

Total	$114,399	$(69,790)	$44,609	$114,399	$(58,740)	$55,659

The weighted-average remaining amortization period of intangible assets was approximately six years at June 30, 2008 and seven years at September 30, 2007. Amortization expense was approximately $3.7 million and $3.6 million for the quarters ended June 30, 2008 and 2007, respectively. Amortization expense was approximately $11.1 million and $12.1 million for the nine months ended June 30, 2008 and 2007, respectively. Estimated

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

aggregate amortization expense for the remainder of fiscal year 2008 and for each of the next five years and thereafter is as follows.

(In thousands)

For the remaining three months:
2008	$3,440
For the year ending September 30:
2009	12,487
2010	10,985
2011	6,843
2012	5,767
2013	3,247
and thereafter	1,840

Total:	$44,609

(10)	Long-Term Debt

Term B Senior Credit Facility

Alion entered into various debt agreements (Senior Credit Agreement, Mezzanine Note, and Subordinated Note) on December 20, 2002 to fund its acquisition of substantially all of IITRI’s assets. In August 2004, Alion entered into a Term B senior secured credit facility (the Term B Senior Credit Facility) with a syndicate of financial institutions for which Credit Suisse serves as arranger, administrative agent and collateral agent, and for which Bank of America serves as syndication agent. The Term B Senior Credit Facility has been amended several times to increase the Term B Loan to approximately $244 million, extend its maturity to February 2013 and increase the revolving credit facility to $50 million. The Term B Senior Credit Facility also includes a $110 million uncommitted incremental “accordion” facility.

Interest and Fees.  The senior term loan can bear interest at either of two floating rates — Credit Suisse’s base rate plus 150 basis points or the Eurodollar rate plus 250 basis points. The revolving credit facility interest rate depends on the Company’s leverage ratio and either the Eurodollar rate or an alternate base rate equal to the greater of Credit Suisse’s prime rate or the federal funds rate. The effective Eurodollar-based rate for the senior term loan was 5.49% as of June 30, 2008. The alternate base rate for the revolving credit facility was 6.75% as of June 30, 2008. Alion pays a commitment fee each quarter for unused balances on the senior term loan and the revolving credit facility and fronting fees for letters of credit.

Financial Covenants.  As of June 30, 2008, the Company was in compliance with the Term B Senior Credit Facility financial covenants including senior secured leverage and interest coverage ratios.

Senior Unsecured Notes

On February 8, 2007, the Company issued and sold $250.0 million of private 10.25% senior unsecured notes due February 1, 2015 (Senior Unsecured Notes) to Credit Suisse, which informed Alion that it resold most of the notes to qualified institutional buyers. On June 20, 2007, Alion exchanged the private Senior Unsecured Notes for publicly tradable Senior Unsecured Notes with the same terms.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest and Fees.  The Senior Unsecured Notes bear interest at 10.25% per year, payable semi-annually in arrears on February 1 and August 1. Alion must pay interest on overdue principal or interest installments at 11.25% per annum to the extent lawful.

Interest Payable

Interest Payable consisted of the following balances:

	June 30,	September 30,
	2008	2007
	(In thousands)

Senior Unsecured Notes	$10,677	$4,271
Term B Senior Credit Facility	2,336	7,840

Total	$13,013	$12,111

Subordinated Note

On December 20, 2002, Alion issued a $39.9 million note to IITRI (Subordinated Note) as part of the consideration for Alion’s acquisition of substantially all of IITRI’s assets. IIT subsequently acquired the Subordinated Note and the related warrant agreement. In June 2006, Alion and IIT agreed to increase the interest rate on the Subordinated Note from 6.0% to 6.4% from December 2006 to December 2007 and to 6.7% from December 2007 through December 2008. Interest is payable quarterly by issuance of payment-in-kind or PIK notes maturing with the Subordinated Note. The PIK notes effectively defer cash interest expense. Starting in December 2008, the Subordinated Note will bear interest at 16% per year payable quarterly in cash. Principal payments are due in equal installments of $19.95 million in December 2009 and December 2010. The PIK notes are due in equal installments of approximately $7.4 million on the same dates.

As of June 30, 2008, the remaining fiscal year principal repayments (at face amount before debt discount) for outstanding indebtedness are as follows:

	2008	2009	2010	2011	2012	2013	Thereafter	Total
	(In thousands)

Senior Secured Term B Loan(1)	$618	$2,474	$2,474	$2,474	$2,474	$233,134	$—	$243,648
Senior Unsecured Notes	—	—	—	—	—	—	250,000	250,000
Subordinated Seller Note	—	—	19,950	19,950	—	—	—	39,900
Subordinated Paid in Kind Note	—	—	7,402	7,402	—	—	—	14,804

Total Principal Payments	$618	$2,474	$29,826	$29,826	$2,474	$233,134	$250,000	$548,352

(1)	The table does not reflect any prepayments of the senior term loan based on excess cash flow or other conditions as the timing and amount of any such payments are uncertain.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11)	Interest Rate Swap

On January 30, 2008, Alion executed an interest rate swap with one of its lenders to convert the floating rate interest payable on a portion of its Term B senior term loan to a fixed rate, and to shift the timing of some net interest payments related to its Term B senior term loan. The swap agreement has a notional amount of $240 million and expires on November 1, 2008. The Company is required to pay interest semi-annually at 6.52% on May 1 and November 1, 2008. The swap calls for Alion to receive floating rate interest payments quarterly on February 1, May 1, August 1 and November 1, 2008, at the London Interbank Offering Rate plus 250 basis points. The floating interest rate was 7.32% for the six months ended May 1, 2008. On April 29, 2008, the floating rate reset to 5.49% for the six months ending November 1, 2008. All swap payments are net cash settled. Alion is exposed to credit risk for net settlements under the swap agreement, but not for the notional amount. The counterparty to the swap is an affiliate of one of the Company’s lenders.

The swap agreement does not qualify for cash flow hedge accounting treatment. Therefore, Alion recognizes changes in the fair value of the swap agreement as other expense and not as a component of interest expense. On February 1, 2008, Alion received a floating rate interest payment of approximately $4.5 million. On May 1, the Company made a net floating rate payment of $3.5 million. At June 30, 2008, the fair value of the swap liability was approximately $1.2 million. Alion recognized an approximate $0.7 million credit to expense for the swap in the quarter ended June 30, 2008.

(12)	Redeemable Common Stock Warrants

In connection with the issuance of the Subordinated Note described in Note 10, Alion issued 1,080,437 detachable redeemable common stock warrants (the Warrants) to IITRI. IITRI subsequently transferred all of its rights, title and interest in the Warrants to IIT. The Warrants have an exercise price of $10 per share and are exercisable until December 2010. The Warrants permit the holder to sell warrants to the Company, at predetermined times, at the then current fair value of the common stock less the exercise price. The Warrants are classified as debt instruments in accordance with Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Alion recorded the initial $7.1 million estimated fair value of the Warrants as a discount to the face value of the notes issued and as a liability. The outstanding Warrants had an estimated fair value of $34.0 million as of June 30, 2008. The Company recognizes interest expense for changes in the estimated fair value of the Warrants.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13)	Leases

Future minimum lease payments under non-cancelable operating leases for buildings, equipment and automobiles at June 30, 2008 are set out below. Under these operating leases, Alion subleased some excess capacity to subtenants under non-cancelable operating leases. In connection with certain acquisitions, Alion assumed operating leases at above-market rates; recorded loss accruals of approximately $4.9 million based on the estimated fair value of the lease liabilities assumed; and is amortizing these amounts over the lease terms. The remaining unamortized accrued loss related to these acquisitions was $0.9 million at June 30, 2008. In connection with an acquisition, Alion also acquired a related sub-lease pursuant to which it receives above-market rates. Based on the estimated fair value of the sublease, Alion recognized an asset of $0.6 million which is being amortized over the lease term. The remaining asset value was $0.1 million at June 30, 2008.

Future Minimum Lease Payments

Fiscal Years Ending	(In thousands)

2008 (for the remainder of fiscal year)	$6,345
2009	23,687
2010	19,996
2011	17,242
2012	13,598
2013	12,436
and thereafter	23,747

Gross lease payments	117,051
Less: non-cancelable subtenant receipts	(5,711)

Net lease payments	$111,340

Composition of Total Rent Expense

	June 30,
	2008	2007
	(In thousands)

Minimum rentals	$18,765	$19,334
Less: Sublease rental income	(2,671)	(1,991)

Total rent expense, net	$16,094	$17,343

(14)	Stock Appreciation Rights (SARs)

As of June 30, 2008, Alion had granted 1,285,000 SARs to directors and employees under the 2002 and 2004 SAR Plans. For the quarters ended June 30, 2008 and 2007, the Company recognized approximately $0.4 million and $1.0 million, respectively, in compensation expense associated with the two SAR plans. For the nine months ended June 30, 2008 and 2007, the Company recognized approximately $1.6 million and $3.0 million, respectively, in compensation expense associated with the two SAR plans.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below sets out the disclosures and the assumptions used to value a share of Alion common stock and the Company’s grants of stock appreciation rights as of June 30, 2008 and September 30, 2007. For grants issued prior to October 1, 2006, Alion uses the intrinsic value method to recognize compensation expense. For grants issued on or after October 1, 2006, Alion uses a Black-Scholes-Merton option pricing model to recognize compensation expense pursuant to SFAS No. 123(R) Share-Based Payment (SFAS 123R). Alion uses the fair market value of a share of its common stock to recognize expense for all grants; therefore no additional disclosures are required for these grants. There is no established public trading market for Alion’s common stock. The Trust is the only holder of the Company’s common stock. The Company estimates the fair market value of a share of Alion common stock based on an independent third party valuation prepared for the ESOP Trustee. Alion does not expect to pay any dividends on its common stock. The terms of the Term B Senior Credit Facility, the Indenture and the Subordinated Note impose certain limitations on the payment of dividends. Alion currently intends to retain future earnings, if any, for use in the operation of its business.

Stock-based Compensation Disclosures per FAS 123 and FAS 123R
Stock Appreciation Rights
As of June 30, 2008

	Shares	Shares	Total
	Granted to	Granted to	Shares	Exercise	Outstanding	Outstanding				Vested	Exercisable
Date of Grant	Employees	Directors	Granted	Price	at 9/30/07	at 6/30/08	Forfeited	Exercised	Expired	at 6/30/08	at 6/30/08

December 2002	64,450	—	64,450	$10.00	38,705	—	1,740	36,965	—	—	—
December 2002	—	29,400	29,400	$10.00	—	—	—	—	—	—	—
May 2003	300	—	300	$11.13	90	—	—	90	—	—	—
June 2003	300	—	300	$11.13	—	—	—	—	—	—	—
November 2003	129,550	—	129,550	$14.71	81,721	71,175	2,266	8,280	—	54,410	9,037
November 2003	—	12,600	12,600	$14.71	—	—	—	—	—	—	—
November 2004	—	12,600	12,600	$19.94	8,400	—	—	8,400	—	—	—
February 2005	164,750	—	164,750	$19.94	109,800	92,250	3,550	11,000	—	67,650	—
March 2005	2,000	—	2,000	$19.94	2,000	2,000	—	—	—	1,500	—
April 2005	33,000	—	33,000	$29.81	24,000	20,250	500	3,250	—	13,500	—
June 2005	2,000	—	2,000	$29.81	2,000	2,000	—	—	—	1,500	—
December 2005	276,675	—	276,675	$35.89	229,288	211,324	11,141	6,823	—	107,759	—
February 2006	13,000	—	13,000	$35.89	10,250	7,750	1,250	1,250	—	3,875	—
February 2006	7,500	—	7,500	$35.89	5,000	3,750	625	625	—	1,875	—
May 2006	7,000	—	7,000	$37.06	7,000	6,500	500	—	—	3,500	—
July 2006	15,000	—	15,000	$37.06	15,000	11,000	3,250	750	—	5,500	—
August 2006	1,250	—	1,250	$37.06	1,250	—	938	313	—	—	—
October 2006	2,500	—	2,500	$41.02	2,500	2,500	—	—	—	625	—
December 2006	239,290	—	239,290	$41.02	225,600	208,483	14,992	2,125	—	53,413	—
February 2007	33,450	—	33,450	$41.02	31,700	28,075	2,812	813	—	6,863	—
May 2007	2,000	—	2,000	$43.37	2,000	2,000	—	—	—	500	—
September 2007	2,000	—	2,000	$43.37	2,000	2,000	—	—	—	—	—
December 2007	232,385	—	232,385	$40.05	—	216,535	15,850	—	—	—	—
April 2008	2,000	—	2,000	$41.00	—	2,000	—	—	—	—	—

Total	1,230,400	54,600	1,285,000		798,304	892,592	59,414	80,684	—	322,470	9,037

Wtd Avg Exercise Price	$31.95	$13.38	$31.16		$31.61	$34.76	$36.06	$17.95	$—	$29.63	$14.71

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based Compensation Disclosures per FAS 123 and 123R
Stock Appreciation Rights
As of June 30, 2008

	Risk Free			Remaining Life
Date of Grant	Interest Rate	Volatility	Expected Life	(Months)

December 2002	4.06% - 4.49%	60%	5 yrs	0.0
December 2002	4.06% - 4.49%	60%	3 yrs	0.0
May 2003	2.70% - 3.30%	55%	5 yrs	0.0
June 2003	2.70% - 3.30%	55%	5 yrs	0.0
November 2003	4.06% - 4.49%	60%	5 yrs	4.7
November 2003	4.06% - 4.49%	60%	3 yrs	0.0
November 2004	3.10% - 3.60%	45%	3 yrs	0.0
February 2005	3.10% - 3.60%	45%	4 yrs	7.1
March 2005	3.10% - 3.60%	45%	4 yrs	8.2
April 2005	4.10% - 4.20%	45%	4 yrs	9.0
June 2005	4.10% - 4.20%	45%	4 yrs	11.2
December 2005	4.20% - 4.20%	40%	4 yrs	17.7
February 2006	4.20% - 4.20%	40%	4 yrs	19.4
February 2006	4.20% - 4.20%	40%	4 yrs	19.9
May 2006	4.82% - 4.83%	35%	4 yrs	22.6
July 2006	4.82% - 4.83%	35%	4 yrs	24.0
August 2006	4.82% - 4.83%	35%	4 yrs	25.9
October 2006	4.82% - 4.83%	35%	4 yrs	27.8
December 2006	4.54% - 4.58%	35%	4 yrs	29.8
February 2007	4.54% - 4.58%	35%	4 yrs	31.8
May 2007	4.54% - 4.58%	35%	4 yrs	34.7
September 2007	4.54% - 4.54%	35%	4 yrs	38.1
December 2007	4.23% - 4.23%	35%	4 yrs	41.8
April 2008	4.23% - 4.23%	35%	4 yrs	45.9
Wtd Avg Remaining Life (months)				24.7

(15)	Phantom Stock Plans

As of June 30, 2008, under the Initial Phantom Stock Plan, Alion had granted 223,685 shares of phantom stock. Under the Second Phantom Stock Plan, Alion had granted 340,312 shares of retention phantom stock and 213,215 shares of performance phantom stock. Under the Director Phantom Stock Plan, Alion had granted 20,779 shares of phantom stock. For the quarters ended June 30, 2008 and 2007, the Company recognized approximately $1.0 million and $2.4 million, respectively, in compensation expense associated with the three phantom stock plans. For the nine months ended June 30, 2008 and 2007, the Company recognized approximately $4.1 million and $6.9 million, respectively, in compensation expense associated with the three phantom stock plans.

The table below sets out the disclosures required by SFAS No. 123(R) and the assumptions used to value a share of Alion common stock and Alion’s grants of phantom stock as of June 30, 2008 and September 30, 2007. The Company uses the intrinsic value method to recognize compensation expense for phantom stock. There is no established public trading market for Alion’s common stock. The ESOP Trust is the only holder of Alion common stock. The Company estimates the fair market value of a share of Alion common stock based on an independent

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

third party valuation prepared for the ESOP Trustee. Alion does not expect to pay any dividends on its common stock. The terms of the senior credit facility and the Subordinated Note prohibit paying dividends without consent of the respective lenders. Alion intends to retain future earnings, if any, for use in the business.

Stock-based Compensation Disclosures per FAS 123 and FAS 123R
Phantom Stock
as of June 30, 2008

				Grant
	Shares	Shares	Total	Date
	Granted to	Granted to	Shares	Price	Outstanding	Outstanding				Vested	Exercisable
Date of Grant	Employees	Directors	Granted	per Share	at 9/30/07	at 6/30/08	Forfeited	Exercised	Expired	at 6/30/08	at 6/30/08

February 2003	171,000	—	171,000	$10.00	26,000	2,500	—	23,500	—	2,500	$2,500
November 2003	52,685	—	52,685	$14.71	19,715	13,256	—	6,459	—	6,798	6,798
February 2005	213,215	—	213,215	$19.94	188,140	186,788	1,352	—	—	186,788	150,638
February 2005	98,399	—	98,399	$19.94	98,399	46,993	—	51,406	—	46,993	46,993
February 2005	5,015	—	5,015	$19.94	5,015	5,015	—	—	—	3,761	—
August 2005	2,960	—	2,960	$33.78	2,960	2,960	—	—	—	1,974	—
November 2005	66,592	—	66,592	$35.89	62,413	62,413	—	—	—	11,145	11,145
November 2005	—	7,808	7,808	$35.89	6,181	5,531	—	651	—	3,253	3,253
November 2005	55,726	—	55,726	$35.89	55,726	55,726	—	—	—	13,931	13,931
November 2006	—	5,978	5,978	$41.02	5,978	5,409	—	569	—	1,423	1,423
November 2006	65,456	—	65,456	$41.02	60,580	60,580	—	—	—	10,239	10,239
November 2007	—	6,993	6,993	$40.05	—	6,993	—	—	—	—	—
November 2007	42,447	—	42,447	$40.05	—	42,447	—	—	—	2,497	2,497
January 2008	2,497	—	2,497	$40.05	—	2,497	—	—	—	—	—
May 2008	1,220	—	1,220	$41.00	—	1,220	—	—	—	—	—

Total	777,212	20,779	797,991		531,107	500,328	1,352	82,585	—	291,302	249,417

Wtd Avg Grant Date Fair Value Price per Share	$22.93	$38.77	$23.34		$25.71	$28.70	$19.94	$16.97	—	$22.39	$22.70

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based Compensation Disclosures per FAS 123 and FAS 123R
Phantom Stock
as of June 30, 2008

	Risk Free			Remaining Life
Date of Grant	Interest Rate	Volatility	Expected Life	(Months)

February 2003	4.06% - 4.49%	60%	5 yrs	—
November 2003	4.06% - 4.49%	60%	5 yrs	7.3
February 2005	3.10% - 3.60%	45%	3 yrs	—
February 2005	3.10% - 3.60%	45%	3 yrs	—
February 2005	3.10% - 3.60%	45%	4 yrs	10.1
August 2005	3.72% - 3.77%	45%	3 yrs	4.1
November 2005	4.20% - 4.20%	40%	3 yrs	7.3
November 2005	4.20% - 4.20%	40%	3 yrs	7.3
November 2005	4.20% - 4.20%	40%	5 yrs	31.3
November 2006	4.54% - 4.58%	35%	3 yrs	19.5
November 2006	4.54% - 4.58%	35%	3 yrs	19.5
November 2007	4.23% - 4.23%	35%	3 yrs	31.4
November 2007	4.23% - 4.23%	35%	3 yrs	31.4
November 2007	4.23% - 4.23%	35%	3 yrs	33.5
January 2008	4.23% - 4.23%	35%	3 yrs	30.5
May 2008	4.23 - 4.23%	35%	3 yrs	34.4
Wtd Avg Remaining Life (months)				9.1

(16)	Segment Information and Customer Concentration

Alion operates in one segment, delivering a broad array of scientific and engineering expertise to research and develop technological solutions for problems relating to national defense, homeland security, and energy and environmental analysis under contracts with the federal government, state and local governments, and commercial customers. The Company’s federal government customers typically exercise independent contracting authority. Offices or divisions within an agency or department may directly, or through a prime contractor, use Alion’s services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization.

Contract receivables from agencies of the federal government represented approximately $201.3 million, or 95.2%, of accounts receivable at June 30, 2008 and $188.6 million, or 91.8%, of accounts receivable at June 30, 2007. Contract revenues from agencies of the federal government represented approximately 93.0% of total contract revenues during the nine months ended June 30, 2008 and 94.5% of total contract revenues during the nine months ended June 30, 2007.

(17)	Guarantor/Non-guarantor Condensed Consolidated Financial Information

Alion’s Senior Unsecured Notes are unsecured general obligations of the Company. Certain wholly-owned, domestic subsidiaries have jointly, severally, fully and unconditionally guaranteed the Senior Unsecured Notes. The following information presents condensed consolidating balance sheets as of June 30, 2008 and September 30, 2007, condensed consolidating statements of operations for the quarters ended June 30, 2008 and 2007; condensed consolidating statements of operations for the nine months ended June 30, 2008 and 2007 and condensed consolidating statements of cash flows for the nine months ended June 30, 2008 and 2007 of the parent company issuer, the guarantor subsidiaries and the non-guarantor subsidiaries. Investments include investments in subsidiaries held by the parent company issuer and have been presented using the equity method of accounting.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet Information at June 30, 2008

		Guarantor	Non-Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	(In thousands)

Current assets:
Cash and cash equivalents	$253	$(86)	$(128)	$—	$39
Accounts receivable	198,201	4,467	5,270	—	207,938
Prepaid expenses and other current assets	3,642	79	65	—	3,786

Total current assets	202,096	4,460	5,207	—	211,763
Property, plant and equipment, net	19,194	111	89	—	19,394
Intangible assets, net	44,609	—	—	—	44,609
Goodwill	398,821	—	—	—	398,821
Investment in subsidiaries	10,120	—	—	(10,120)	—
Intercompany receivables	—	7,165	—	(7,165)	—
Other assets	7,389	16	—	—	7,405

Total assets	$682,229	$11,752	$5,296	$(17,285)	$681,992

Current liabilities:
Interest payable	$13,013	$—	$—	$—	$13,013
Current portion, Term B Senior Credit Facility note payable	2,430	—	—	—	2,430
Interest rate swap liability	1,245	—	—	—	1,245
Trade accounts payable	52,221	157	558	—	52,936
Accrued liabilities	38,409	990	542	—	39,941
Accrued payroll and related liabilities	51,316	1,085	339	—	52,740
Billings in excess of costs and estimated earnings on uncompleted contracts	2,308	—	—	—	2,308

Total current liabilities	160,942	2,232	1,439	—	164,613
Intercompany payables	3,987	—	3,178	(7,165)	—
Notes payable to bank	10,850	—	—	—	10,850
Term B Senior Credit Facility note payable, excluding current portion	237,171	—	—	—	237,171
Senior Unsecured Notes	244,137	—	—	—	244,137
Subordinated note payable	54,714	—	—	—	54,714
Accrued compensation, excluding current portion	10,925	—	—	—	10,925
Accrued postretirement benefit obligations	1,214	—	—	—	1,214
Non-current portion of lease obligations	6,233	63	16	—	6,312
Redeemable common stock warrants	34,046	—	—	—	34,046
Common stock of subsidiaries	—	2,799	1	(2,800)	—
Redeemable Common stock	209,303	—	—	—	209,303
Accumulated surplus (deficit)	(291,293)	6,658	662	(7,320)	(291,293)

Total liabilities, redeemable common stock and accumulated deficit	$682,229	$11,752	$5,296	$(17,285)	$681,992

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet Information at September 30, 2007

		Guarantor	Non-Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	(In thousands)

Current assets:
Cash and cash equivalents	$11,718	$(33)	$(1)	$—	$11,684
Accounts receivable	180,431	6,224	5	—	186,660
Stock subscriptions receivable	3,378	—	—	—	3,378
Prepaid expenses and other current assets	3,569	64	1	—	3,634

Total current assets	199,096	6,255	5	—	205,356
Property, plant and equipment, net	19,350	202	—	—	19,552
Intangible assets, net	55,659	—	—	—	55,659
Goodwill	395,926	—	—	—	395,926
Investment in subsidiaries	7,679	—	—	(7,679)	—
Intercompany receivables	—	5,996	—	(5,996)	—
Other assets	7,461	16	—	—	7,477

Total assets	$685,171	$12,469	$5	$(13,675)	$683,970

Current liabilities:
Interest payable	$12,111	$—	$—	$—	$12,111
Current portion, Term B Senior Credit Facility note payable	2,430	—	—	—	2,430
Current portion, acquisition obligations	4,832	—	—	—	4,832
Trade accounts payable	45,124	980	—	—	46,104
Accrued liabilities	31,638	1,594	6	—	33,238
Accrued payroll and related liabilities	42,582	968	152	—	43,702
Billings in excess of costs and estimated earnings on uncompleted contracts	2,059	—	—	—	2,059

Total current liabilities	140,776	3,542	158	—	144,476
Intercompany payables	5,760	—	236	(5,996)	—
Notes payable to bank	9,250	—	—	—	9,250
Term B Senior Credit Facility note payable, excluding current portion	238,356	—	—	—	238,356
Senior Unsecured Notes	243,483	—	—	—	243,483
Subordinated note payable	51,313	—	—	—	51,313
Accrued compensation, excluding current portion	14,733	750	—	—	15,483
Accrued postretirement benefit obligations	1,175	—	—	—	1,175
Non-current portion of lease obligations	6,094	109	—	—	6,203
Redeemable common stock warrants	33,610	—	—	—	33,610
Common stock of subsidiaries	—	2,799	—	(2,799)	—
Redeemable common stock	200,768	—	—	—	200,768
Accumulated surplus (deficit)	(260,147)	5,269	(389)	(4,880)	(260,147)

Total liabilities, redeemable common stock and accumulated deficit	$685,171	$12,469	$5	$(13,675)	$683,970

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations for the Quarter Ended June 30, 2008

		Guarantor	Non-Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	(In thousands)

Contract revenue	$177,667	$5,400	$2,809	$—	$185,876
Direct contract expense	136,932	3,791	2,139	—	142,862

Gross profit	40,735	1,609	670	—	43,014

Operating expenses:
Indirect contract expense	9,049	1,148	213	—	10,410
Research and development	359	—	—	—	359
General and administrative	15,095	196	7	—	15,298
Rental and occupancy expense	7,977	—	2	—	7,979
Depreciation and amortization	5,290	18	5	—	5,313

Total operating expenses	37,770	1,362	227	—	39,359

Operating income	2,965	247	443	—	3,655
Other income (expense):
Interest income	81	11	—	—	92
Interest expense	(12,332)	—	—	—	(12,332)
Other	594	114	(2)	—	706
Equity in net income of subsidiaries	813	—	—	(813)	—

Total other income (expense)	(10,844)	125	(2)	(813)	(11,534)
Income/(Loss) before income taxes	(7,879)	372	441	(813)	(7,879)
Income tax (expense)	(14)	—	—	—	(14)

Net income (loss)	$(7,893)	$372	$441	$(813)	$(7,893)

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations for the Quarter Ended June 30, 2007

		Guarantor	Non-Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	(In thousands)

Contract revenue	$177,937	$6,946	$50	$—	$184,933
Direct contract expense	136,973	5,165	34	—	142,172

Gross profit	40,964	1,781	16	—	42,761

Operating expenses:
Indirect contract expense	10,425	1,254	10	—	11,689
Research and development	492	6	79	—	577
General and administrative	17,052	301	(38)	—	17,315
Rental and occupancy expense	7,840	22	14	—	7,876
Depreciation and amortization	4,920	35	—	—	4,955

Total operating expenses	40,729	1,618	65	—	42,412

Operating income (loss)	235	163	(49)	—	349
Other income (expense):
Interest income	54	—	—	—	54
Interest expense	(14,290)	—	—	—	(14,290)
Loss on extinguishment of debt	—	—	—	—	—
Other	291	(304)	74	—	61
Equity in net income (loss) of subsidiaries	(117)	—	—	117	—

Total other income (expense)
Income/(Loss) before income taxes	(13,827)	(141)	25	117	(13,826)
Income tax expense	—	(1)	—	—	(1)

Net income (loss)	$(13,827)	$(142)	$25	$117	$(13,827)

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations for the Nine Months Ended June 30, 2008

		Guarantor	Non-Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	(In thousands)

Contract revenue	$533,155	$18,171	$6,938	$—	$558,264
Direct contract expense	408,245	12,884	5,145	—	426,274

Gross profit	124,910	5,287	1,793	—	131,990

Operating expenses:
Indirect contract expense	27,235	3,427	707	—	31,369
Research and development	811	—	4	—	815
General and administrative	47,346	650	8	—	48,004
Rental and occupancy expense	23,383	—	9	—	23,392
Depreciation and amortization	15,571	91	11	—	15,673

Total operating expenses	114,346	4,168	739	—	119,253

Operating income	10,564	1,119	1,054	—	12,737
Other income (expense):
Interest income	353	11	—	—	364
Interest expense	(39,439)	—	—	—	(39,439)
Other	(297)	259	(3)	—	(41)
Equity in net income (loss) of subsidiaries	2,440	—	—	(2,440)	—

Total other income (expenses)	(36,943)	270	(3)	(2,440)	(39,116)
Income/(Loss) before income taxes	(26,379)	1,389	1,051	(2,440)	(26,379)
Income tax expense	(25)	—	—	—	(25)

Net income (loss)	$(26,404)	$1,389	$1,051	$(2,440)	$(26,404)

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations for the Nine Months Ended June 30, 2007

		Guarantor	Non-Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	(In thousands)

Contract revenue	$533,102	$20,684	$185	$—	$553,971
Direct contract expense	408,505	15,156	124	—	423,785

Gross profit	124,597	5,528	61	—	130,186

Operating expenses:
Indirect contract expense	29,121	3,602	138	—	32,861
Research and development	1,732	8	138	—	1,878
General and administrative	48,381	1,007	(75)	—	49,313
Rental and occupancy expense	24,300	22	30	—	24,352
Depreciation and amortization	16,192	102	—	—	16,294

Total operating expenses	119,726	4,741	231	—	124,698

Operating income (loss)	4,871	787	(170)	—	5,488
Other income (expense):
Interest income	196	—	—	—	196
Interest expense	(43,339)	—	—	—	(43,339)
Loss on extinguishment of debt	(6,170)	—	—	—	(6,170)
Other	952	(841)	70	—	181
Equity in net income (loss) of subsidiaries	(143)	—	—	143	—

Total other income (expense)
Income (loss) before income taxes	(46,633)	(54)	(100)	143	(43,644)
Income tax benefit	—	11	—	—	11

Net income (loss)	$(43,633)	$(43)	$(100)	$143	$(43,633)

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended June 30, 2008

		Guarantor	Non-Guarantor
	Parent	Companies	Companies	Consolidated
	(In thousands)

Net cash (used in) operating activities	$(2,369)	$(53)	$(27)	$(2,449)
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(7,946)	—	—	(7,946)
Capital expenditures	(3,991)	—	(100)	(4,091)

Net cash used in investing activities	(11,937)	—	(100)	(12,037)
Cash flows from financing activities:
Cash received from interest rate swap	969	—	—	969
Repayment of Term B Credit Facility note payable	(1,855)			(1,855)
Net borrowings under revolving credit facility	1,600	—	—	1,600
Loan to ESOP Trust	(3,369)	—	—	(3,369)
ESOP Loan Repayment	3,369	—	—	3,369
Purchase of shares of common stock from ESOP Trust	(1,250)	—	—	(1,250)
Cash received from issuance of common stock to Trust	3,377	—	—	3,377

Net cash provided by financing activities	2,841	—	—	2,841
Net decrease in cash and cash equivalents	(11,465)	(53)	(127)	(11,645)
Cash and cash equivalents at beginning of year	11,718	(33)	(1)	11,684

Cash and cash equivalents at end of year	$253	$(86)	$(128)	$39

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended June 30, 2007

		Guarantor	Non-Guarantor
	Parent	Companies	Companies	Consolidated
	(In thousands)

Net cash used in operating activities	$(38,119)	$(674)	$(60)	$(38,853)
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(12,551)	—	—	(12,551)
Capital expenditures	(6,497)	—	—	(6,497)

Net cash used in investing activities	(19,048)	—	—	(19,048)
Cash flows from financing activities:
Change in book overdraft	3,478	706	2	4,186
Proceeds from Term B Senior Credit Facility
note payable	15,000	—	—	15,000
Proceeds from Senior Unsecured Notes	250,000	—	—	250,000
Repayment of Term B Credit Facility note payable	(52,894)	—	—	(52,894)
Repayment of Bridge Loan	(170,000)	—	—	(170,000)
Payment of debt issuance costs	(10,069)	—	—	(10,069)
Net borrowings under revolving credit facility	13,000	—	—	13,000
Purchase of common stock from ESOP Trust	(6,656)	—	—	(6,656)
Cash received from sale of common stock to ESOP Trust	12,657	—	—	12,657

Net cash provided by financing activities	54,516	706	2	55,224
Net increase (decrease) in cash and cash equivalents	(2,651)	32	(58)	(2,677)
Cash and cash equivalents at beginning of year	2,728	(32)	59	2,755

Cash and cash equivalents at end of year	$77	$—	$1	$78

(18)	Commitments and Contingencies

Earn-Out and Hold-Back Commitments

Alion has an earn-out obligation related to its LogConGroup acquisition that continues through September 2013. The earn-out cannot exceed $0.9 million based on revenue from potential logistics contracts. In the nine months ended June 30, 2008, Alion recognized no earn-out for this acquisition. Management believes realization of LogConGroup earn-outs will not have a material effect on the Company’s financial position, results of operations, or liquidity.

Alion has no other remaining acquisition related earn-out obligations. The Company paid approximately $7.0 million to satisfy its acquisition-related obligations in the quarter ended June 30, 2008.

Legal Proceedings

Estate of Joseph Hudert vs. Alion Science and Technology Corporation; Estate of Frank Stotmeister vs. Alion Science and Technology Corporation.

On December 23, 2004, the estate of Joseph Hudert filed an action against Grunley-Walsh Joint Venture, L.L.C. (Grunley-Walsh) and Alion in the District of Columbia Superior Court for damages in excess of $80 million.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On January 6, 2005, the estate of Frank Stotmeister filed an action against Alion in the same court on six counts, some of which are duplicate causes of action, claiming $30 million for each count. The Hudert case has been removed to the United States District Court for the District of Columbia. Several other potential defendants may be added to these actions in the future.

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

Alion intends to defend these lawsuits vigorously. Based on the facts underlying the lawsuits known to the Company at this time, and Alion’s non-supervisory monitoring role at the project site, management believes that the potential to incur a material loss as a result of the lawsuits is remote. Therefore, management does not believe that these lawsuits will have a material adverse effect upon the Company, its operations, its financial condition, or its cash flows.

Alion’s primary provider of general liability insurance, St. Paul Travelers, has assumed defense of these lawsuits. However, since there is some uncertainty as to whether St. Paul Travelers received timely notice of a potential claim by Alion in connection with these lawsuits under its general liability insurance policy, St. Paul Travelers indicated when it assumed defense of the lawsuits, that it was doing so subject to a reservation of rights to deny coverage. Nevertheless, even if St. Paul Travelers is ultimately able to properly deny coverage as a result of late notice of the lawsuits, Alion’s management does not believe that the lawsuits will have a materially adverse effect upon the Company, its operations, its cash flows or its financial condition. American International Group, the Company’s excess insurance carrier, has also been notified regarding these lawsuits.

Alion is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect upon Alion’s business, financial position, operating results or ability to meet its financial obligations.

Government Audits

The amount of federal government contract revenue and expense reflected in the consolidated financial statements attributable to cost reimbursement contracts is subject to audit and possible adjustment by the Defense Contract Audit Agency (DCAA). The federal government considers Alion a major contractor and DCAA maintains an office on site to perform its various audits throughout the year. Contractors found to have violated the False Claims Act, or which are indicted or convicted of violations of other federal laws, may be suspended or debarred from federal government contracting for some period. Such an event could also result in fines or penalties. Given the Company’s dependence on federal government contracts, suspension or debarment could have a material adverse effect on its business, financial condition, results of operations, and ability to meet pending federal obligations. Alion is not aware of any such pending federal government claims or investigations. Indirect rates have been negotiated and settled through fiscal year 2003. The government has audited Alion’s federal government contract indirect costs through fiscal year 2004. The Company submitted its fiscal year 2005, 2006 and 2007 indirect expense rates to the government in March 2006, 2007 and 2008, respectively. Alion has recorded revenue on federal government contracts in amounts it expects to realize.

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

Overview

Alion provides scientific, engineering and information technology and expertise to research and develop technological solutions for problems relating to national defense, homeland security and energy and environmental analysis, principally to federal government agencies and, to a lesser extent, to commercial and international customers. Revenue increased $1.0 million for the quarter ended June 30, 2008 and $4.3 million year to date compared to similar periods last year. Year to date cost-reimbursement and time-and-material contract revenue increased by approximately $52.8 million offsetting a $48.5 million decrease in fixed price contract revenue. The following table reflects, for each period indicated, summary results of operations data:

	Quarter Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In millions)

Revenue	$185.9	$184.9	$558.3	$554.0
Net loss	$(7.9)	$(13.8)	$(26.4)	$(43.6)

The following table summarizes the percentage of revenues attributable to each contract type for the periods indicated.

	For the Nine Months Ended June 30,
Revenue by Contract Type	2008		2007
	(In millions)

Cost-reimbursement	$391.8	70.2%	$367.7	66.4%
Fixed-price	54.0	9.7%	102.5	18.5%
Time-and-material	112.5	20.1%	83.8	15.1%

Total	$558.3	100.0%	$554.0	100.0%

Alion expects most of its revenue will continue to come from government contracts, mostly from contracts with the U.S. Department of Defense (DoD) with the balance continuing to come from a variety of commercial, state, local and foreign government customers.

	For the Nine Months Ended June 30,
Revenue by Customer Type	2008		2007
	(In millions)

U.S. Department of Defense (DoD)	$481.9	86.3%	$505.5	91.3%
Other Federal Civilian Agencies	32.3	5.8%	17.8	3.2%
Commercial/State/Local and International	44.1	7.9%	30.7	5.5%

Total	$558.3	100.0%	$554.0	100.0%

Results of Operations

Quarter Ended June 30, 2008 Compared to Quarter Ended June 30, 2007

	Consolidated Operations of Alion
	Quarter Ended June 30,
	2008		2007
		%		%
		Revenue		Revenue
	(Dollars in millions)

Selected Financial Information
Total revenue	$185.9		$184.9
Material and subcontract revenue	76.6	41.2%	80.2	43.4%
Total direct contract expenses	142.9	76.9%	142.2	76.9%
Major components of direct contract expenses
Direct labor expense	63.3	34.1%	60.3	32.6%
Material and subcontract expense	73.9	39.8%	76.6	41.4%
Other direct expense	5.7	3.1%	5.2	2.8%
Gross profit	43.0	23.1%	42.8	23.1%
Total operating expense	39.4	21.2%	42.4	22.9%
Major components of operating expense
Indirect personnel and facilities	18.4	9.9%	19.6	10.6%
General and administrative (excluding stock-based compensation)	13.9	7.5%	13.9	7.5%
Stock-based compensation	1.4	0.8%	3.4	1.8%
Depreciation and amortization	5.3	2.9%	5.0	2.7%
Income from operations	$3.7	2.0%	$0.3	0.2%

Revenue, Direct Contract Expense and Gross Profit.  Revenue for the quarter ended June 30, 2008 increased by $1.0 million, or 0.5%, compared to the quarter ended June 30, 2007. Direct contract expenses increased by $0.7 million remaining at 76.9% of quarterly revenue. Despite these modest changes, direct labor increased by $3.0 million and other contract costs decreased by $2.2 million helping to achieve modestly higher overall contract profitability. Increased direct labor resulted from higher head count, reduced overhead staffing and higher labor productivity, partially offsetting prior quarters’ lower direct labor levels. Increased direct labor helped mitigate differences in profitability between employee and subcontractor labor. Gross profit at $43.0 million increased slightly compared to $42.8 million but remained at 23.1% of revenue.

Operating Expenses.  Third quarter operating expenses declined by $3.0 million overall compared to the same period last year significantly improving operating profit. Alion reduced operating expenses $1.2 million by trimming overhead staff, optimizing office space, consolidating office locations and eliminating excess rental space.

Income from Operations.  Operating income for the quarter ended June 30, 2008 increased more than twelve-fold to $3.7 million compared with $0.3 million for the quarter ended June 30, 2007, as a result of reduced indirect and general and administrative expenses.

Other Expense.  Interest and other expense for the quarter ended June 30, 2008 declined by $2.7 million compared to last year. Changes in the value of the Subordinated Note warrants and a fair value adjustment for the interest rate swap agreement accounted for $1.9 million of the decrease. Improved cash flows for the current quarter and a lower outstanding principal balance on the Senior Term Loan accounted for $0.8 million of reduced interest expense for the Term B Credit Facility overall.

	Quarter Ended June 30,
	2008	2007
	(In millions)

Term B — Revolving facility	$0.4	$0.6
Term B — Senior term loan	4.0	4.6
Senior unsecured note	6.6	6.6
Subordinated note and warrants	1.2	2.2
Interest rate swap and other	(0.7)	0.2

Total	$11.5	$14.2

Income Tax Expense.  Income tax expense was immaterial for the current quarter and the similar period last year because Alion and its subsidiaries are a consolidated S corporation whose income is attributable to the ESOP Trust, a tax exempt entity. Some states do not recognize Alion’s S corporation status. Alion’s Canadian subsidiary accrues a Canadian tax liability, as required.

Net Loss.  The net loss decreased approximately $5.9 million, or 42.8%, to $7.9 million for the quarter ended June 30, 2008 as compared to $13.8 million for the quarter ended June 30, 2007.

Nine Months Ended June 30, 2008 Compared to Nine Months Ended June 30, 2007

	Consolidated Operations of Alion
	Nine Months Ended June 30,
	2008		2007
		%		%
		Revenue		Revenue
	(Dollars in millions)

Financial Information
Total revenue	$558.3		$554.0
Material and subcontract revenue	236.2	42.3%	230.0	41.5%
Total direct contract expenses	426.3	76.4%	423.8	76.5%
Major components of direct contract expenses
Direct labor expense	182.3	32.7%	187.0	33.8%
Material and subcontract expense	227.4	40.7%	221.3	39.9%
Other direct expense	16.6	3.0%	15.5	2.8%
Gross profit	132.0	23.6%	130.2	23.5%
Total operating expense	119.3	21.4%	124.7	22.5%
Major components of operating expense
Indirect personnel and facilities	54.8	9.8%	57.2	10.3%
General and administrative (excluding stock-based compensation)	42.3	7.6%	39.4	7.1%
Stock-based compensation	5.7	1.0%	9.9	1.8%
Depreciation and amortization	15.7	2.8%	16.3	2.9%
Income from operations	$12.7	2.3%	$5.5	1.0%

Revenue and Direct Contract Expense.  Year to date revenue as of June 30, 2008 was $4.3 million, 0.8%, more than year to date revenue for the nine months ended June 30, 2007. Direct contract expenses increased by $2.5 million but remained nearly unchanged as a percentage of year to date revenue. While direct labor increased by

$3.0 million for the quarter, year to date direct labor was still nearly $5 million less than last year reflecting earlier staffing and labor productivity issues. Increased other direct expenses compared to last year helped to keep gross profit only slightly ahead of last year’s performance.

Gross Profit.  Year to date gross profit increased a modest $1.8 million to $132.0 million and remained virtually unchanged as a percentage of revenue despite increased subcontractor costs and decreased direct labor expense compared to last year. The Company is working toward obtaining more favorable terms for future work on existing contracts to minimize differences in profitability between direct labor and subcontractor efforts. By year end, changes in contract terms should mitigate some of the continuing effects of the current cost mix.

Operating Expenses.  Operating expenses for the nine months ended June 30, 2008 decreased $5.4 million, or 4.3%, from the nine months ended June 30, 2007. Year to date indirect and rental and occupancy expenses declined approximately $2.4 million to 9.8% of revenue versus 10.3% of revenue last year reflecting cost reductions achieved in the current quarter. Depreciation and amortization expense declined $0.6 million, and stock-based compensation (part of general administrative expense) declined $4.2 million. However, these reductions were offset by $2.9 million of increases in other general and administrative expenses, rising to 7.6% of revenue.

Income from Operations.  Operating income for the nine months ended June 30, 2008 more than doubled from $5.5 million to $12.7 million. The $7.2 million increase compared to the similar period last year was largely the due to operating expense reductions.

Other Expense.  Interest and other expense for the nine months ended June 30, 2008 decreased by $10.0 million largely because of last year’s $6.2 million debt issue cost write off and $2.9 million in reduced warrant-related interest expense this year. Interest on the Term B Credit Facility declined by $2.8 million compared to last year because of improved cash flows and reduced demand on the revolver. This was offset by a $2.5 million increase for interest on the Senior Unsecured Notes compared with prior year interest on the Bridge Loan and Senior Unsecured Notes. Other expense, including the fair value adjustment for the interest rate swap agreement, declined by $0.6 million.

	Nine Months Ended June 30,
	2008	2007
	(In millions)

Term B — Revolving facility	$1.9	$1.9
Term B — Senior term loan	13.8	16.6
Bridge loan	—	6.8
Senior unsecured note	19.9	10.6
Subordinated note and warrants	3.8	6.7
Loss on debt extinguishment	—	6.2
Interest rate swap and other	(0.3)	0.3

Total	$39.1	$49.1

Income Tax Expense.  Alion recorded $25,000 in income tax expense for the nine months ended June 30, 2008 and $11,000 as an income tax benefit for the nine months ended June 30, 2007.

Net Loss.  The net loss decreased approximately $17.2 million, or 39.4%, to $26.4 million for the nine months ended June 30, 2008 as compared to $43.6 million for the nine months ended June 30, 2007.

Liquidity and Capital Resources

Alion requires liquidity to service its debt and fund working capital, acquisitions and investments. The principal working capital need is to fund accounts receivable, which increase with the growth of the business. Alion is funding its present operations, and expects to fund future operations, with cash from operating activities and the revolving credit facility.

Cash Flows.

On a year to date basis, operating activities used approximately $2.4 million and $38.9 million for the nine months ended June 30, 2008 and 2007, respectively. Although the Company’s year to date loss increased by $7.9 million to $26.4 million in the quarter ended June 30, 2008, non-cash operating expenses offset this by $17.9 million for the quarter and by $38.4 million year to date. Compared to the same period last year, operating use of cash decreased by $36.4 million. Current fiscal year operating cash flow improved by $21.3 million compared with March 2008 results. In the quarter ended June 30, 2008, Alion collected approximately $217.5 million of accounts receivable, $31.6 million more than revenue recognized for the quarter. Outstanding accounts receivable declined by a net $28.1 million while payables declined by approximately $16.7 million, accounting for nearly $11.4 million in quarterly operating cash flow. Alion’s increased collections efforts and improved billing procedures mitigated the effects of earlier customer funding delays and payment office problems. On a year to date basis, however, growth in accounts receivable consumed more than $21.2 million.

Operations generated an additional $10.0 million in cash flow for the quarter, and $12.0 million year to date. Current year to date operating losses included significant non-cash charges of $15.7 million in depreciation and amortization, $6.1 million for stock based interest and compensation and $13.8 million for other expense accruals. The Company used its operating cash flow for the quarter plus cash on hand at the end of March to pay down the revolver by $12.0 million, retire $7.0 million of acquisition related obligations and make a swap payment of approximately $3.5 million. Alion used another $1.4 million for capital expenditures and $0.6 million to pay down principal on its Term B Loan.

Prior year operating cash flows were adversely affected by problems with collections and accounts receivable which increased by over $50 million more than year to date collections. Fiscal year 2007, year to date operating losses of $43.6 million included significant non-cash charges of $6.2 million for debt extinguishment, $16.3 million in depreciation and amortization, $13.3 million for stock based interest and compensation and $13.6 million for accrued interest principally on then-recently issued Senior Unsecured Notes. Year to date operating cash flows including these non-cash adjustments and excluding the impact of accounts receivable, were $11.9 million.

Alion used approximately $12.0 million for investing activities this year, $7.0 million less than last year’s $19.0 million. In the third quarter this year, Alion paid out $7.0 million to satisfy all its remaining recorded acquisition related liabilities. Capital expenditures for the quarter were $1.4 million, consistent with prior quarters’ activity this year. Overall, Alion’s year to date capital expenditures are $2.4 million less than last year’s $6.5 million year to date total. Last year the Company invested in new and upgraded internal use software.

In 2007, Alion used approximately $12.6 million for BMH, WCI and MA&D earn-out obligations. The only remaining potential earn-out obligation relates to the LogCon acquisition. That obligation cannot exceed $0.9 million dollars. As of June 30, 2008, Alion has not recognized any liability for that acquisition.

Financing activities provided approximately $2.8 million for the nine months ended June 30, 2008, compared to $55.2 million for the nine months ended June 30, 2007. In the quarter ended June 30, 2008, Alion paid down $12.0 million on its revolver and $0.6 million on its Term B Loan, bringing net revolver borrowings down to $1.6 million and principal repayments up to a total of $1.9 million for the current year. Alion lent approximately $3.4 million in cash to the ESOP Trust to satisfy diversification requests by ESOP participants. The Company spent approximately $0.8 million for distributions to KSOP beneficiaries and approximately $0.4 million to purchase shares of its common stock. Alion received approximately $3.0 million in cash from the ESOP Trust to repay funds advanced for diversification requests. The ESOP Trust repaid the balance of the loan with $0.4 million it received from its sale of Alion common stock to the Company. In the third quarter Alion made a net swap payment of $3.5 million which offset a $4.5 million payment received in the second quarter.

This year, Alion received approximately $3.4 million from sales of common stock to the ESOP Trust compared to approximately $12.7 million for the similar period last year. The difference is primarily the result of employee investments, rollovers and one-time elections from fiscal year 2006 acquisitions for which the Company received cash at the beginning of last fiscal year. Net cash flows from transactions with the ESOP Trust for sales and redemptions of Alion common stock were nearly $3.9 million higher last year than this year.

This was the first year that certain KSOP participants became eligible to make a diversification request. Although Alion cannot predict how much cash it will need to fund future diversification requests, it expects annual diversification requests to continue at comparable or greater levels for the foreseeable future. In part to offset cash required for these diversification requests, the Company intends to pay ESOP distribution requests over the five-year period permitted by the terms of the Plan as opposed to its former practice of immediately paying distribution requests in full. Alion estimates it will have to pay approximately $2.8 million in the fourth quarter to satisfy current distribution requirements.

During the nine months ended June 30, 2007, Alion sold $250.0 million in Senior Unsecured Notes, and borrowed $15 million of additional Term B loans for working capital needs. It used the proceeds from the Senior Unsecured Notes to pay off the $170.0 million Bridge Loan, $52.9 million in Term B principal and $10.1 million for debt issuance costs. Last year, Alion borrowed $22.6 million on its revolving credit facility in the quarter ended June 30, 2007, for a total of $13.0 million in net year to date proceeds. In the nine months ended June 30, 2007, Alion received $6.0 million in net cash proceeds from sales and purchases of its common stock. ESOP participants were not eligible to make diversification requests in the nine months ended June 30, 2007.

Cash flow effects and risks associated with equity-related obligations

Changes in the price of a share of Alion common stock affect stock-based compensation expense, operating income and warrant-related interest expense. Because the share price to be determined by the ESOP Trustee for the September 2008 valuation period is likely to differ from the share price from the valuation as of March 31, 2008, the Company cannot forecast the non-cash expense it is likely to recognize in the fourth quarter for already-issued Phantom Stock and SAR plan grants. Alion expects to recognize non-cash interest expense related to outstanding Warrants only as the current share price, interest rates and assumed volatility change. Absent market place changes, warrants, like other options, decline in value as they approach their expiration date. The carrying value of the warrants exceeds their current net cash value by approximately $0.6 million which represents the time value of the underlying options.

Actual expenses for stock-based compensation and warrant-related interest are likely to differ from estimates as the price of a share of Alion common stock changes. The next valuation period ends September 30, 2008. Interest rates, market-based factors and volatility, as well as the Company’s financial results will affect the future value of a share of Alion common stock.

Certain grantees of SARs and Phantom Stock are permitted to make qualifying elections to further defer stock-based compensation payments by having funds deposited into a rabbi trust owned by the Company. These elections will not have a material effect on either Alion’s planned payments or its overall anticipated cash outflows.

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

Alion paid approximately $0.8 million to satisfy distribution requests earlier this year and will have to fund distribution requests resulting from the most recent valuation prior to September 30, 2008. The Company estimates that it will have to pay approximately $2.8 million in the fourth quarter to satisfy distribution requests. Alion will not have to fund the next round of diversification requests until the next fiscal year.

Discussion of Debt Structure

The discussion below describes the Term B Senior Credit Facility, as subsequently amended and modified; the Subordinated Note used to finance the Transaction; the previously effective Bridge Loan Agreement and the Senior Unsecured Notes Alion issued and sold.

Term B Senior Credit Facility

As of June 30, 2008, the Term B Senior Credit Facility consisted of:

•	a senior term loan in the approximate amount of $243.6 million

•	a $50.0 million senior revolving credit facility of which approximately $35.6 million was available. At June 30, 2008, the Company had $3.5 million in outstanding letters of credit and had drawn $10.9 million on the revolver.

•	a $110.0 million uncommitted incremental term loan “accordion” facility

On August 2, 2004, Alion entered into the Term B Senior Credit Facility with a syndicate of financial institutions for which Credit Suisse serves as arranger, administrative agent and collateral agent, and for which Bank of America serves as syndication agent.

•	In April 2005, the first amendment made certain changes and added $72.0 million in senior term loans to the total Term B Senior Credit Facility debt.

•	In March 2006, the second amendment made certain changes, increased the senior term loan commitment by $68.0 million (drawn in full) and increased the revolving credit commitment from $30.0 million to $50.0 million.

•	On June 30, 2006, the third amendment made certain changes and added $50.0 million in senior term loans to the total Term B Senior Credit Facility debt.

•	On January 4, 2007, the fourth increment added $15.0 million in senior term loans to the total Term B Senior Credit Facility debt.

•	On February 6, 2007, the fourth amendment made certain changes, extended the maturity date of the senior term loans to February 6, 2013, adjusted the principal repayment schedule to require a balloon principal repayment at maturity, and added an incurrence test as an additional condition to Alion’s ability to incur permitted indebtedness.

•	On July 17, 2007, Alion entered into a fifth incremental term loan facility which added $25.0 million in senior term loans to the Term B Senior Credit Facility.

The Term B Senior Credit Facility requires Alion to repay one percent of the principal balance of the senior term loan during each of the first eight years (fiscal years 2005 through 2012) and the first quarter of fiscal year 2013 in equal quarterly principal installments and the remaining principal balance outstanding during the ninth and final year (2013) in one installment. Alion is currently obligated to pay quarterly principal installments of approximately $0.6 million through December 2012. On February 6, 2013, the senior term loan maturity date, Alion is obligated to pay approximately $232.5 million.

Interest and Fees.  Under the Term B Senior Credit Facility, the senior term loan and the senior revolving credit facility can each bear interest at either of two floating rates at the Company’s election.

* Senior Term Loan.  The senior term loan can bear interest at either: 1) the applicable alternate base interest rate charged by Credit Suisse plus 150 basis points or 2) the Eurodollar rate plus 250 basis points. The spread associated with each rate reflects a 25 basis point reduction that was effective February 6, 2007.

* Senior Revolving Credit Facility.   The senior revolving credit facility can bear interest at a rate or rates based on the Company’s leverage ratio and either a Eurodollar or an alternate base rate (ABR) depending on the underlying borrowing. The additional basis points for Eurodollar and ABR borrowings set out in the table below were effective as of February 6, 2007. An ABR borrowing under the senior revolving credit facility bears interest based on the greater of Credit Suisse’s prime rate or the federal funds effective rate plus additional basis points as set out below.

		Federal Funds ABR	Prime Rate ABR
	Eurodollar Spread	Spread	Spread
Leverage Ratio	(in Basis Points)	(in Basis Points)	(in Basis Points)

Category 1	250	225	150
Greater than or equal to 3.00 to 1.00
Category 2	250	200	150
Greater than or equal to 2.50 to 1.00 but less than 3.00 to 1.00
Category 3	225	175	125
Greater than or equal to 2.00 to 1.00 but less than 2.50 to 1.00
Category 4	200	150	100
Less than 2.00 to 1.00

As of April 1, 2005, the senior term loan bears interest at the Eurodollar rate and the senior revolving credit facility bears interest at the ABR rate. As of June 30, 2008, the Eurodollar rate on the senior term loan was 5.49 percent (2.99 percent plus 250 basis point Eurodollar spread) and the ABR rate was 6.75 percent (5.00 percent plus 1.75 basis point spread).

Interest Rate Swap.  On January 30, 2008, Alion executed an interest rate swap with one of its lenders to convert floating rate interest payable on a portion of its Term B senior term loan to a fixed rate, and to shift the timing of some net interest payments related to its Term B senior term loan. The swap agreement has a notional principal of $240 million and expires on November 1, 2008. Alion is required to pay interest semi-annually at 6.52% on May 1 and November 1, 2008. The swap calls for the Company to receive floating rate interest payments quarterly on February 1, May 1, August 1 and November 1, 2008, at the London Interbank Offering Rate plus 250 basis points. The floating interest rate was 7.31813% for the six months ended May 1, 2008. On April 29, 2008, the floating rate reset to 5.48625% for the six months ending November 1, 2008. All swap payments are net cash settled.

Other Fees and Expenses.  Each quarter Alion is required to pay a commitment fee equal to 50 basis points per year on the prior quarter’s daily unused balance of the revolving credit facility and the senior term loan. As of June 30, 2008, the senior term loan was fully utilized and $35.6 million of the revolving credit facility was unused. For the nine months ended June 30, 2008, the Company paid no commitment fee for the senior term loan and a fee of $70,898 for the revolving credit facility.

In addition to issuance and administrative fees, Alion is required to pay a fronting fee not to exceed 25 basis points for each letter of credit issued under the revolving credit facility. Each quarter Alion is required to pay interest in arrears at the revolving credit facility rate for all outstanding letters of credit. In addition to other fees and expenses under the Term B Senior Credit Facility, the Company is required to pay an annual agent’s fee.

Financial Covenants.  The Term B Senior Credit Facility requires the Company to meet certain financial performance covenants over the life of the facility. For the nine months ended June 30, 2008 and 2007, the Company was in compliance with the financial covenants set forth in the Term B Senior Credit Facility.

The Term B Senior Credit Facility includes other covenants which, among other things, restrict Alion’s ability to do the following without the prior consent of syndicate bank members that have extended more than 50 percent of the aggregate amount of all loans then outstanding under the Term B Senior Credit Facility:

•	incur additional indebtedness other than permitted additional indebtedness after satisfying a leverage-based incurrence test;

•	consolidate, merge or sell all or substantially all of Alion’s assets;

•	make certain loans and investments including acquisitions of businesses, other than permitted acquisitions;

•	pay dividends or distributions other than distributions needed for the ESOP to satisfy its repurchase obligations and for certain payments required under Alion’s equity based incentive plans;

•	enter into certain transactions with Alion’s shareholders and affiliates;

•	enter into certain transactions not permitted under ERISA;

•	grant certain liens and security interests;

•	enter into sale and leaseback transactions;

•	change lines of business;

•	repay subordinated indebtedness before it is due and redeem or repurchase certain equity;

•	pay certain earn-outs in connection with permitted acquisitions; or

•	use the proceeds of Alion’s borrowings other than as permitted by the Term B Senior Credit Facility.

Events of Default.  The Term B Senior Credit Facility contains customary events of default including, without limitation:

•	payment default;

•	breach of representations and warranties;

•	uncured covenant breaches;

•	default under certain other debt exceeding an agreed amount;

•	bankruptcy and insolvency events;

•	notice of debarment, suspension or termination under a material government contract;

•	certain ERISA violations;

•	unstayed judgments in excess of an agreed amount;

•	failure of the subordinated note to be subordinated to the Term B Senior Credit Facility;

•	failure of any guarantee of the Term B Senior Credit Facility to be in effect;

•	failure of the security interests to be valid, perfected first priority security interests in the collateral;

•	failure of Alion to remain an S-corporation;

•	imposition on the ESOP Trust of certain taxes in excess of an agreed amount;

•	final determination that the ESOP is not a qualified plan;

•	incurrence of a civil or criminal liability in excess of $5 million of Alion or any subsidiary arising from a government investigation;

•	the actual termination of a material contract due to alleged fraud, willful misconduct, negligence, default or any other wrongdoing; or

•	change of control (as defined below).

For purposes of the Term B Senior Credit Facility, a change of control generally occurs when, before Alion lists its common stock to trade on a national securities exchange and it obtains net proceeds from an underwritten public offering of at least $30.0 million, the ESOP Trust fails to own at least 51 percent of the Company’s outstanding equity or voting interests, or, after the Company has such a qualified public offering, any person or group other than IIT or the ESOP Trust owns more than 37.5 percent of the Company’s outstanding equity or voting interests. A change of control may also occur if a majority of the seats (other than vacant seats) on Alion’s Board of Directors shall at any time be occupied by persons who were neither nominated by the board nor were appointed by directors so nominated. A change of control may also occur if a change of control occurs under any of Alion’s material indebtedness including the Company’s Indenture or under Alion’s subordinated note and related warrants.

Subordinated Note — Redeemable Common Stock Warrants

On December 20, 2002, Alion issued a $39.9 million note to IITRI (Subordinated Note) as part of the consideration for Alion’s acquisition of substantially all of IITRI’s assets. On July 1, 2004, IIT acquired all of IITRI’s rights and interests in the Subordinated Note and the related warrant agreement. On June 30, 2006, Alion and IIT entered into an agreement that increased the interest rate on the Subordinated Note for two years from December 21, 2006 through December 20, 2008.

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

Alion issued 1,080,437 detachable redeemable common stock warrants (the Warrants) to IITRI in connection with the Subordinated Note. IITRI subsequently transferred all of its rights, title and interest in the Warrants to IIT. The Warrants have an exercise price of $10 per share and are exercisable until December 20, 2010. The Warrants permit the holders to sell warrants to the Company, at predetermined times, at the then current fair value of the common stock less the exercise price. The Warrants are classified as debt instruments in accordance with Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. The Company recorded the initial $7.1 million estimated fair value of the Warrants as a discount to the face value of the Subordinated Note and as a liability. The outstanding Warrants had an estimated fair value of $34.0 million as of June 30, 2008. Alion recognizes interest expense for changes in the estimated fair value of the Warrants.

Senior Unsecured Notes

On February 8, 2007, Alion issued and sold $250.0 million of its private 10.25% senior unsecured notes due February 1, 2015 (Senior Unsecured Notes) to Credit Suisse, which informed the Company it had resold most of the notes to qualified institutional buyers. On June 20, 2007, Alion exchanged its private Senior Unsecured Notes for publicly tradable Senior Unsecured Notes with the same terms.

Interest and Fees.  The Senior Unsecured Notes bear interest at 10.25% per year, payable semi-annually in arrears on February 1 and August 1. Alion makes interest payments to holders of record as of the immediately preceding January 15 and July 15. The Company must pay interest on overdue principal or interest at 11.25% per annum to the extent lawful.

Covenants.  The Indenture governing the Senior Unsecured Notes contains covenants that, among other things, limit Alion’s ability and the ability of certain of its subsidiaries to:

•	incur or guarantee additional indebtedness;

•	pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness, except in certain circumstances for the junior subordinated notes and junior warrants;

•	repurchase or redeem shares of Company stock in connection with distributions and diversifications from the ESOP component of the KSOP;

•	transfer or sell assets including shares of stock of certain subsidiaries outside the ordinary course of business;

•	make investments other than certain permitted investments;

•	engage in business unrelated to Alion’s existing business;

•	incur certain liens and enter into sale/leaseback transactions;

•	enter into certain transactions with affiliates;

•	pay dividends and make distributions and loans to the Company; and

•	merge or consolidate with other companies.

Events of Default.  The Indenture contains customary events of default, including:

•	payment default;

•	uncured covenant breaches;

•	default under an acceleration of certain other debt exceeding $30 million;

•	certain bankruptcy and insolvency events;

•	a judgment for payment in excess of $30 million entered against the Company or any material subsidiary that remains outstanding for a period of 60 days and is not discharged, waived or stayed; and

•	failure of any guarantee of the Senior Unsecured Notes to be in effect or the denial or disaffirmation by any subsidiary guarantor of its guaranty obligations.

Change of Control.  Upon the occurrence of any of the following events, each holder of Senior Unsecured Notes has the right to require that the Company repurchase such holder’s notes at a purchase price in cash equal to 101% of the principal amount of such holder’s notes plus accrued and unpaid interest:

•	subject to certain exceptions, a person, other than the ESOP Trust, is or becomes the beneficial owner, directly or indirectly, of more than 35% of the total voting power or voting stock of Alion;

•	individuals who on the date of issuance of the Senior Unsecured Notes constituted Alion’s board of directors, cease for any reason to constitute a majority of the board of directors of the Company;

•	the adoption of a plan relating to Alion’s liquidation or dissolution; and

•	subject to certain exceptions, the merger or consolidation of the Company with or into another person or the merger of another person with or into the Company, or the sale of all or substantially all the assets of Alion to another person.

During the remainder of fiscal year 2008 and the next six fiscal years, at a minimum, Alion expects it will have to make the estimated interest and principal payments set forth below.

	6-Fiscal Year Period
	2008*	2009	2010	2011	2012	2013	Thereafter
	($ in thousands)

Bank revolving credit facility
— Interest(1)	$265	$1,493	$1,116	$485	$250	$250	$500
Senior Term Loan
— Interest(2)	3,393	15,661	17,493	17,769	18,104	6,506	—
— Principal(3)	618	2,474	2,474	2,474	2,474	233,134	—
Interest Rate Swap(4)	—	1,202	—	—	—	—	—
Senior Unsecured Notes
— Interest	6,406	25,625	25,625	25,625	25,625	25,625	38,438
— Principal	—	—	—	—	—	—	250,000
Subordinated Note
— Interest	—	—	6,384	3,192	—	—	—
— Principal	—	—	27,352	27,352	—	—	—

Total cash — pay interest	10,065	43,981	50,618	47,071	43,979	32,381	38,938
Total cash — pay principal	618	2,474	29,826	29,825	2,474	233,134	250,000

Total	$10,983	$46,454	$80,444	$76,896	$46,452	$265,515	$288,938

*	Estimated interest and principal payments for the remainder of fiscal year 2008.

(1)	Alion anticipates regularly accessing a $50.0 million revolving credit facility to finance working capital needs. The present revolving credit facility matures in August 2009. The Company expects to replace it with a similar facility for working capital needs at least through 2013. Alion estimates the average revolver balance will be $1.3 million for the remainder of current fiscal year; $15.5 million for fiscal year 2009, $9.8 million for 2010 and minimal thereafter. Interest expense includes estimated fees for the unused balance of a $50.0 million revolving credit facility. The Company estimates the effective Credit Suisse average prime interest rate will be 8.7% for all periods presented.

(2)	Alion estimates the average annual senior term loan balance under the Term B Senior Credit Facility will be: $243.3 million, $241.8 million, $239.3 million, $236.8 million, and $234.4 million for fiscal years 2008 through 2012. The senior term loan matures February 2013. The Company expects it will need to refinance the Term B Senior term loan before September 2012 and forecasts interest expense to continue at levels similar to prior years. Based on an estimated LIBOR rate plus the Credit Suisse Eurodollar spread, Alion estimates the effective annual interest rates for the fiscal years 2008 through 2012 will be approximately 5.5%, 6.5%, 7.3%, 7.5%, and 7.7%. Interest expense includes estimated senior term loan commitment fees.

(3)	The Term B Senior Credit Facility requires Alion to repay approximately 1.0 percent of the principal balance outstanding under the senior term loan annually. On a cumulative basis, Alion will pay approximately 4.5% of the principal through the first quarter of fiscal year 2013. The remaining principal balance is due on February 6, 2013, the senior term loan maturity date. The table reflects the balance drawn of $243.6 million as of June 30, 2008, resulting in expected aggregate annual principal payments of approximately $0.6 million for the remainder of fiscal year 2008, approximately $2.5 million in each of fiscal years 2009 through 2012, approximately $0.6 million for the first quarter of fiscal year 2013, and the remaining principal balance of approximately $232.5 million on February 6, 2013. If Alion generates certain excess cash flow in a given fiscal year, issues or incurs certain debt or sells certain assets, the Term B Senior Credit Facility requires the Company to prepay a portion of the principal. As of June 30, 2008, no mandatory prepayments are due.

(4)	The interest rate swap has remaining net settlements on August 1, and November 1, 2008. Alion received $3.4 million on August 1, and will pay $4.6 million on November 1, 2008 based on a floating rate of 5.49% and a fixed rate of 6.52%.

Contingent Obligations

Earn- out and Hold-back Commitments

Alion has an earn-out obligation related to its LogConGroup acquisition that continues through September 2013. The earn-out cannot exceed $0.9 million based on revenue from potential logistics contracts. In the nine months ended June 30, 2008, Alion recognized no earn-out related to this acquisition. Management believes realization of this earn-out will not have a material effect on Alion’s financial position, results of operations, or liquidity. Except for this earn-out, there are no remaining acquisition related earn-out obligations. The Company paid approximately $7.0 million to satisfy its acquisition-related obligations in the quarter ended June 30, 2008.

Other Contingent obligations which will impact the Company’s cash

Other contingent obligations which will impact Alion’s cash flow include:

•	obligations related to the holder’s put rights associated with the Subordinated Note warrants;

•	obligations relating to the Company’s stock based compensation plans; and

•	repurchase obligations and diversification options under the KSOP.

As of June 30, 2008, Alion had spent a cumulative total of $59.6 million to repurchase shares of its common stock to satisfy ESOP distribution requests from former employees and Plan beneficiaries. Starting this year, the Company changed its prior practice of immediately paying out all distribution requests in full. In March 2008, Alion began paying ESOP beneficiaries over the five-year distribution period permitted by ERISA and the terms of the Plan. Alion intends to continue this practice for the foreseeable future in part to offset the cash flow effects of annual employee diversification requests that began this year which are also expected to continue for the foreseeable future.

	Number of Shares		Total Value
Date	Repurchased	Share Price	Purchased
			(In thousands)

June 2003	5,248	$11.13	$58
July 2003	2,696	$11.13	30
December 2003	50,031	$14.71	736
May 2004	117	$16.56	2
June 2004	727	$16.56	12
June 2004	743	$16.56	12
July 2004	48,309	$16.56	800
December 2004	46,816	$19.94	934
March 2005	5,691	$19.94	113
June 2005	45,846	$29.81	1,367
August 2005	1,090	$33.78	37
September 2005	170,657	$33.78	5,765
December 2005	211,537	$35.89	7,592
June 2006	273,800	$37.06	10,147
July 2006	32,420	$37.06	1,202
August 2006	1,747	$37.06	65
December 2006	2,243	$41.02	92
January 2007	14	$41.02	1
February 2007	157,320	$41.02	6,453
March 2007	73	$41.02	3
May 2007	238	$43.37	10

	Number of Shares		Total Value
Date	Repurchased	Share Price	Purchased
			(In thousands)

June 2007	152	$43.37	7
July 2007	276,877	$43.37	12,008
August 2007	251,248	$43.37	10,897
September 2007	15	$43.37	1
October 2007	90	$43.37	4
December 2007	210	$40.05	8
February 2008	648	$40.05	26
March 2008	19,961	$40.05	799
March 2008	10,011	$41.00	410
April 2008	60	$40.05	2

Total			$59,593

Alion believes cash flow from operations and cash available under the revolving credit facility will provide sufficient capital to fulfill current business plans and fund working capital needs for at least the next 18 months. The Company continues to focus on organic growth, margin improvement and process improvement and expects to improve cash flow from operations through electronic invoicing and more frequent billing. Although Alion expects to have positive cash flow from operations, it will need to generate significant additional revenue beyond current levels and earn net income in order to repay principal and interest on the Term B Senior Credit Facility, the Senior Unsecured Notes, the Subordinated Note, Warrants and PIK Notes, and to meet ESOP repurchase and diversification obligations.

The Term B Senior Credit Facility and the Indenture governing the Senior Unsecured Notes allow Alion to make certain permitted acquisitions, and the Company intends to use financing available under the Term B Senior Credit Facility to do so. Alion expects it will need to refinance the Term B senior term loan by September 2012 and refinance the Subordinated and PIK Notes before December 2008. The Company is uncertain whether it will be able to refinance these obligations or if refinancing terms will be favorable. Absent refinancing, Alion will not have sufficient cash from operations to satisfy all of its obligations. If plans or assumptions change, if assumptions prove inaccurate, if Alion consummates additional or larger investments in or acquisitions of other companies than are currently planned, if the Company experiences unexpected costs or competitive pressures, or if existing cash and projected cash flow from operations prove insufficient, the Company may need to obtain greater amounts of additional financing and sooner than expected. While Alion intends only to enter into new financing or refinancing it considers advantageous, it cannot be certain such sources of financing will be available in the future, or, if available, that financing terms would be favorable.

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

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities,” (SFAS 161) which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). SFAS 161 requires enhanced disclosures about how and why an entity uses derivatives, how the entity accounts for derivatives under SFAS 133 and how derivatives and related hedged items affect an entity’s financial position, results of operations and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company does not expect adopting SFAS 161 will materially affect its consolidated financial statements or results of operations.

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

Factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following:

•	changes to the ERISA laws related to the KSOP;

•	changes to Alion’s subchapter S status, or any change in Alion’s effective tax rate;

•	additional costs associated with complying with the Sarbanes-Oxley Act of 2002, including any changes in the SEC’s rules, and other corporate governance requirements;

•	failure of government customers to exercise options under contracts;

•	funding decisions relating to U.S. Government projects;

•	government contract procurement (such as bid protest) and termination risks;

•	competitive factors such as pricing pressures and/or competition to hire and retain employees;

•	results of current and/or future legal proceedings and government agency proceedings which may arise out of Alion’s operations and the attendant risks of fines, liabilities, penalties, suspension and/or debarment;

•	undertaking acquisitions that could increase costs or liabilities or be disruptive;

•	taking on additional debt to fund acquisitions;

•	failure to adequately integrate acquired businesses;

•	material changes in laws or regulations applicable to Alion’s businesses;

•	other risk factors discussed in the Company’s annual report on Form 10-K/A for the year ended September 30, 2007 filed with the SEC on March 12, 2008.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s view only as of August 13, 2008. The Company undertakes no obligation to update any of the forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise. This discussion addresses only continuing operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

Alion is exposed to interest rate risk on the Term B Loan and the senior revolving credit facility. The senior revolving credit facility balance bears interest at variable rates based on Credit Suisse’s prime rate plus a maximum spread of 225 basis points. The balance on the Senior Secured Term B Loan bears interest at variable rates currently tied to the Eurodollar rate. Variable rates increase the risk that interest charges will increase materially if market rates rise. On January 30, 2008, Alion executed an interest rate swap with Credit Suisse to mitigate some of its interest rate risk associated with the Term B Loan. The swap agreement effectively converts floating rate interest payable on a portion of the Term B senior term loan to a fixed rate, and shifts timing of some net interest payments. The swap agreement fixes the Company’s interest on $240 million at 6.52% through November 1, 2008. The swap calls for Alion to receive floating rate interest payments quarterly on February 1, May 1, August 1 and November 1, 2008, at the London Interbank Offering Rate plus 250 basis points which offset the majority of the floating rate interest payments due on the same dates on the Term B Loan.

After taking into account the effects of its interest rate swap agreement, the approximate impact of a 1% increase in the interest rate, as applied to principal balances drawn under the Senior Term B Credit Facility would be $0.6 million for the balance of fiscal year 2008 and $2.4 million, $2.4 million, $2.4 million, and $2.4 million for the fiscal years ending September 30, 2009 through 2012, respectively. The Company does not use derivatives for trading purposes and invests excess cash in short-term, investment grade, and interest-bearing securities.

Foreign currency risk

Expenses and revenues from international contracts are generally denominated in U.S. dollars. Alion does not believe operations are subject to material risks from currency fluctuations.

Risk associated with the value of Alion common stock

The Company is exposed to changes in the fair market value of Alion common stock as the basis for the contingent obligations related to the Subordinated Note warrants’ put rights, ESOP diversification, ESOP share repurchases and stock-based compensation.

The Subordinated Note warrant obligation would increase by approximately $4.4 million if the price of Alion common stock were to increase by 10% and would decrease by approximately $4.4 million if the price of Alion common stock were to decrease by 10%. Such changes would be recognized in interest expense. Stock-based compensation exposure depends on a number of factors, including but not limited to, the number of shares redeemed by terminating employees, and the number of employees who might otherwise exercise their rights under the stock appreciation and phantom stock programs during any particular time period.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures.  Alion’s management, with the participation of the Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 15d — 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed by Alion in the reports it is required to file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Alion in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Principal Financial Officers, as appropriate to allow timely decisions regarding required disclosures. Based on such evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that, as of the end of such period, Alion’s disclosure controls and procedures are effective and timely.

Internal Control Over Financial Reporting.  There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 15d — 15(f) under the Exchange Act) during the third fiscal quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect internal control over financial reporting.

Institution of internal controls in compliance with Section 404 of Sarbanes-Oxley.  The Company is currently instituting an internal controls program to meet the requirements of Section 404 and the applicable regulations. The Chief Executive Officer and Principal Financial Officer currently believe Alion will implement the internal controls program by the end of the current fiscal year consistent with the SEC’s extended compliance deadline. The Company believes that any deficiencies that may be identified by its efforts to comply with Section 404 will not affect the accuracy of its financial statements included in this report.

Item 4T.	Controls and Procedures

Not applicable.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 18 to the Condensed Consolidated Financial Statements. Other than the actions discussed in Note 18, the Company is not involved in any legal proceeding other than routine legal proceedings occurring in the ordinary course of business. Alion believes that these routine legal proceedings, in the aggregate, are not material to its financial condition and results of operations.

As a government contractor, Alion may be subject from time to time to federal government inquiries relating to its operations and to audits by the Defense Contract Audit Agency. The federal government can suspend or debar, for a period of time, a contractor that is indicted or found to have violated the False Claims Act or other federal laws. Such an event could also result in fines or penalties.

Item 1A.	Risk Factors

There have been no material changes to the risk factors Alion disclosed in its Annual Report on Form 10-K/A for the year ended September 30, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None, other than sales of securities already reported by the Company in current reports on Form 8-K.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
No.	Description

10.44	Employment Agreement by and between Alion Science and Technology Corporation and Michael J. Alber(1)
10.45	Separation Agreement by and between Alion Science and Technology Corporation and John. M. Hughes.
31.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer of Alion Science and Technology Corporation pursuant to 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Current Report on Form 8-K filed by the Company on April 8, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALION SCIENCE AND TECHNOLOGY CORPORATION

/s/  Michael J. Alber
Name:     Michael J. Alber

Title:	Principal Financial Officer
(Principal Financial Officer and
Duly Authorized Officer)

Date: August 13, 2008