Form 10-K
period 2008-09-30
ALION SCIENCE & TECHNOLOGY CORP
filed 2008-12-23
CIK 1166568

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter: None

The number of shares outstanding of Alion Science and Technology Corporation common stock as of September 30, 2008 was 5,229,756

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

The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following: changes to the ERISA laws related to the Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan; changes to the tax laws relating to the treatment and deductibility of goodwill, the Company’s subchapter S status, or any change in the Company’s effective tax rate; additional costs associated with compliance with the Sarbanes-Oxley Act of 2002, including any changes in the SEC’s rules, and other corporate governance requirements; failure of government customers to exercise options under contracts; funding decisions relating to U.S. Government projects; government contract procurement risks, such as protests of contract awards and government contract terminations; competitive factors such as pricing pressures and/or ability to hire and retain employees; results of current and/or future legal proceedings and government agency proceedings which may arise out of our operations (including our contracts with governmental agencies) and the attendant risks of fines, liabilities, penalties, suspension and/or debarment; undertaking acquisitions that could increase our costs or liabilities or be disruptive; taking on additional debt to fund acquisitions; failure to adequately integrate acquired businesses; material changes in other laws or regulations applicable to the Company’s businesses; availability and terms of financing; the general volatility of the debt and securities markets; risks associated with Alion’s debt including the Company’s ability to meet existing and future debt covenants; as well as other risks discussed elsewhere in this annual report.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s view only as of December 23, 2008. We undertake no obligation to update any of these factors or to publicly announce any change to our forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise.

Overview

Alion Science and Technology Corporation (“Alion”, “the Company”, “we”, “our”) is an employee-owned company. We provide scientific, engineering and information technology solutions for problems relating to national defense, homeland security and energy and environmental analysis. We provide these research and developmental services primarily to U.S. government agencies, in particular the U.S. Department of Defense (DoD), state and foreign governments, and other commercial customers.

Revenue for the year ended September 30, 2008 was $739.5 million, a 0.3% increase over the prior year. Federal government contracts accounted for 92.9% of fiscal year 2008 revenue, of which 86.4% came from the DoD alone. For the year ended September 30, 2007, federal government contracts accounted for 93.3% of revenue and 87.1% came from the DoD.

We apply our expertise to a range of specialized fields, or core business areas described below. Our annual revenue, by core business area was:

Revenue by Fiscal Year

Core Business Area	2008		2007		2006
	(In millions)

Naval Architecture/Marine Engineering	$313.5	42.4%	$297.4	40.4%	$140.4	27.6%
Defense Operations	140.1	19.0%	152.0	20.6%	137.3	27.0%
Industrial Technology Solutions	115.6	15.6%	102.8	13.9%	57.5	11.3%
Chemical, Biological, Nuclear, and Environmental Sciences	53.7	7.3%	70.8	9.8%	50.9	10.0%
Modeling and Simulation	70.6	9.5%	54.8	7.2%	49.4	9.7%
Information Technology	31.8	4.3%	38.0	5.1%	25.8	5.1%
Wireless Communications	14.2	1.9%	21.8	3.0%	47.3	9.3%

Total	$739.5	100.0%	$737.6	100.0%	$508.6	100.0%

Naval Architecture and Marine Engineering.  We provide technical services for ship and systems design from the initial phase of mission analysis and feasibility trade-off studies through contract and detail design, production supervision, testing, and logistics support for the commercial and naval markets.

•	We provide total ship design services for military and commercial customers including defining requirements, analyzing concepts, and studying feasibility. We provide contract design, detail design and production support.

•	We provide systems engineering/design integration, hull form development and performance analysis, structural design and analysis, weight engineering and intact and damage stability analysis.

•	We design and engineer ship systems including propulsion, electrical, fluids/piping, auxiliary, HVAC, deck machinery, and machinery automation and control systems. We provide expertise for machinery integration, test and trials, failure analysis, modeling and simulation, and integrated logistics support.

•	We provide mission and threat analysis, evaluate candidate warfare and combat systems, and develop specifications and installation drawings for topside and below-deck interface requirements, and ship modernizations.

•	We furnish acquisition planning, business and financial management, configuration and data management, test and evaluation support, and production analysis and management in all life cycle phases of equipment, systems and ships.

Defense Operations.  We provide military transformation analyses, logistics management readiness assessments and operational support training, and critical infrastructure risk and vulnerability analyses.

•	We analyze major programs and issues related to joint warfare experimentation and other transformational activities. We develop net-centric initiatives and integrate C4I (command, control, communication, and computer intelligence) initiatives.

•	We support a broad range of U.S. Army efforts including analyzing, planning and implementing base realignments and assessing the defense industrial base.

•	We help develop DoD department-wide education programs. We develop technology, compile courseware and translate it into electronic or web-based media for distance learning.

•	We provide the tools and support to assess vulnerabilities and protect infrastructure such as ports, power plants and communications nodes.

Industrial Technology Solutions.  We provide manufacturing engineering services and facility engineering services to the DoD and other federal government customers, and to commercial customers.

•	We use technology to enhance production, improve performance, reduce cost and extend life of complex engineered products.

•	We develop and integrate systems for low-volume productivity and rapid manufacturing systems.

•	We manage the DoD Advanced Materials, Manufacturing and Testing Information Analysis Center (AMMTIAC) and the DuPage Manufacturing Research Center and support DoD’s Night Vision and Electronic Sensors Directorate.

•	We provide engineering and architecture expertise and construction management, logistics, design oversight and inspection.

•	We operate acoustics laboratories to test and evaluate the noise-related characteristics of various components.

Chemical, Biological, Nuclear and Environmental Sciences.  We perform chemical, biological, nuclear and environmental science research primarily for the DoD and the U.S. Environmental Protection Agency, and for other U.S. and state government departments.

•	We provide nuclear safety analyses to the U.S. Department of Energy and its National Laboratories and the commercial nuclear power industry

•	We develop and evaluate methods for detecting chemical, biological and other toxic agents. Our research enhances safe handling of potentially-hazardous substances.

•	We develop, test and implement methods for measuring air quality. Through laboratory analysis, we determine the constituents and properties of wastes and effluents and validate analytical methods and instruments.

•	Our wholly-owned subsidiary, Human Factors Applications, Inc; demilitarizes conventional, toxic/radioactive and chemical warfare material, and decontaminates and demolishes buildings and equipment contaminated with explosives.

Modeling and Simulation.  We use our modeling and simulation expertise to assist our customers in examining the outcome of events.

•	We design and conduct strategic and operations analytic war games to evaluate future operational concepts and force transformation initiatives. We create and implement training scenarios for two-dimensional and three-dimensional (3-D) simulation systems. We support Joint Forces Command’s Millennium Challenge and Joint Conflict and Tactical Simulation scenarios.

•	We manage the Modeling and Simulation Information Analysis Center (MSIAC) for the DoD.

•	We develop phenomenological models for nuclear, chemical, biological and electromagnetic environments.

Information Technology.  We offer a range of information technology operations to the DoD and other U.S. government agencies, and commercial customers.

•	We design, develop and implement enterprise information systems.

•	We develop web-based and stand-alone solutions, and decision support tools.

•	We deliver data warehousing/mining, decision support, and information analysis solutions.

•	We provide information assurance, business continuity and disaster planning, network planning and design virtual private networks.

Wireless Communications.  We provide wireless communications research and spectrum engineering services to the DoD and to other U.S. government agencies. We also provide spectrum engineering services to commercial customers and foreign governments.

•	We determine if wireless networks have the desired geographic coverage and operate free of interference, and how to improve network performance. We evaluate and recommend commercial radio frequency equipment designs.

•	We determine how best to use radio frequencies without new or existing users or technologies causing interference.

•	The DoD uses our Spectrum XXItm software tool as its worldwide automated spectrum management system as do other U.S. government agencies. Our spectrum monitoring software locates and tracks users who violate spectrum use rules.

Corporate History

Alion Science and Technology Corporation was organized on October 10, 2001, as a for-profit Delaware corporation for the purposes of purchasing substantially all of the assets and assuming certain liabilities of IITRI, a not-for-profit Illinois corporation. Alion is a 100% Employee Stock Ownership Plan (ESOP) owned, S corporation that is the successor in interest to IITRI, a government contractor in existence for more than sixty years. The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Trust (the ESOP Trust) holds record title to all issued and outstanding shares of Alion’s common stock. On December 20, 2002, some of the eligible employees of IITRI directed funds from their eligible retirement account balances into Alion’s ESOP. State Street Bank and Trust Company, trustee of the ESOP Trust (the ESOP Trustee), used these proceeds, together with funds described elsewhere in this annual report, to purchase substantially all of IITRI’s assets and certain liabilities (“the Transaction”).

The Alion ESOP

The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan, or KSOP, is a qualified retirement plan that includes an ESOP component (Alion common stock) and a non-ESOP component invested in mutual funds. The ESOP Trust owns all outstanding shares of our common stock. Eligible employees can purchase beneficial interests in our common stock by:

•	rolling over an eligible retirement account balance from another plan into the ESOP component as part of an individual one-time election available to new hires;

•	transferring funds to the ESOP component from the non-ESOP component of the KSOP during a semi-annual transfer; and/or

•	directing a portion of pre-tax earnings to the ESOP component.

The ESOP Trustee uses the money employees invest in the ESOP component to purchase shares of Alion common stock which interests are then allocated to those employees’ ESOP accounts in accordance with ESOP.

We make retirement plan contributions for all eligible employee KSOP participants. We contribute to both the ESOP and the non-ESOP components. We also make matching contributions to the ESOP for eligible employees based on their pre-tax salary deferrals.

The ESOP Trustee holds record title to all shares of Alion common stock allocated to ESOP accounts. Except in certain limited circumstances, the ESOP Trustee must vote those shares as directed by the ESOP committee. The ESOP committee consists of four members of Alion’s management team and three other Alion employees; it is responsible for financial management and administration of the ESOP.

By law, Alion is required to value the common stock held in the ESOP component at least once a year. Alion has elected to have the common stock in the ESOP component valued by the ESOP Trustee twice a year — as of March 31 and September 30. Because all ESOP transactions must occur at the current fair market value of the common stock held by the ESOP Trust, semi-annual valuations permit employees to invest in Alion common stock more often. Semi-annual valuations also permit former employees and beneficiaries to request distributions of their ESOP accounts at mid-year and year-end instead of having to wait until the end of a plan year.

Business Strategy

We plan to grow revenue organically and through strategic acquisitions, capitalizing on our skilled work force and our sophisticated solutions competencies. Our key strategies are:

Broaden our existing core competencies.  We continually seek to develop new expertise and keep pace with technological developments by hiring skilled employees, investing in research and development and acquiring new technologies that broaden the scope of our core business areas. Our acquisition program significantly enhanced our core expertise in naval architecture and marine engineering, information technology, modeling and simulation, and defense operations. We expand our technology skills through employee training as well as customer- and internally-funded research and development Our Alion University offers employees programs in engineering, program management, finance and administration. Our efforts are designed to position us to remain at the forefront of the federal and commercial technology solutions markets and enhance our ability to serve our customers.

Leverage experience and reputation to expand market share.  We perform a variety of services for a broad base of approximately 371 customers, including a number of Cabinet-level U.S. government agencies and state and foreign governments. We plan to use our sophisticated capabilities and customer relationships to expand our market presence by delivering solutions to new customers. We believe we can increase revenue by offering customers new capabilities obtained through acquisitions and developed internally. We believe our strong customer relationships and sophisticated technology capabilities will allow us to increase market share.

Continue to improve financial performance and increase scale.  We believe key elements of our success have been our focus on growing our business and achieving operating efficiencies. Although our revenue grew at a compounded annual growth rate of 24.2% from $201.7 million to $739.5 million from 2002 to 2008, for the past two years revenue levels have remained flat. We intend to strengthen financial performance by growing our business, organically and through strategic acquisitions, and by reducing operating costs. We believe improved financial performance will lead to a more competitive cost structure which will enhance our ability to win business. We believe Alion’s increased size and expertise, has positioned us to bid on larger government programs and broaden our customer base.

Pursue a disciplined acquisition strategy.  The U.S. government technology industry provides many opportunities to grow through acquisitions. We have a disciplined acquisition strategy. We have evaluated a large number of opportunities, pursued a more limited number and completed 11 acquisitions since October 2003. Our acquisition strategy success stems from our pricing discipline and integration planning. We successfully integrated all of our acquisitions into our operations and information systems. We intend to broaden our customer base and expand our core competencies by continuing to pursue strategic acquisitions of companies with talents and technologies complementary to ours.

Market and Industry Background

We believe the following trends will continue to drive increased spending by the DoD and other U.S. government agencies on technology services from contractors.

Growth in Overall DoD Budget/Spending.  Projected overall DoD spending on contracting out to the private sector will continue as government customers are also increasing their dependence and spending on specific types of services and solutions we provide. Excluding supplemental funding, DoD forecasts its budget to grow to over $524.0 billion over the next four federal fiscal years.

Growing Spending in the DoD Operations and Maintenance Accounts.  The current growth in U.S. military spending is being particularly driven by increases in the Operations and Maintenance (O&M) portion of the budget, which funds the majority of the C4, IT and logistics services we provide to the U.S. military. DoD projects O&M spending to increase to $189.1 billion by federal fiscal year 2012.

Reliance on Technology Service Providers.  The U.S. government is the largest consumer of information technology services and solutions in the United States. Federal agencies’ need to maintain core operational functions while maintaining and updating information technology is expected to increase demand for technology service providers. An industry forecast from INPUT estimates that federal IT outsourcing will grow to approximately $18 billion by federal fiscal year 2011 because of the impending federal IT workforce shortage, the cyber terrorism threat, and uncertainties affecting the timing of appropriations. The federal government has experienced difficulty in hiring and retaining skilled technology personnel in recent years. We believe the federal government will need to rely heavily on technology service providers experienced with existing government systems, whose personnel have the required government security clearances and can sustain mission-critical operations.

Expected Growth in DoD Research and Development Expenditures.  According to the American Association for the Advancement of Science, Congress has agreed to provide an all-time high $82.4 billion for DoD research and development programs in fiscal 2009 increasing budgets for all three military departments and the Defense Advanced Research Projects Agency. Science and technology spending is planned to reach $14.3 billion and DoD weapons systems research and development is planned to increase to $68.0 billion.

Increased Budget Dollars for Homeland Security.  The Department of Homeland Security (DHS) budget is estimated at $50.5 billion in federal fiscal year 2009, up from the $46.4 billion budget for federal fiscal year 2008 continuing its significant growth rate.

Growing Opportunities for Sophisticated Technology Solution Providers.  In February 2006, the DoD completed its Quadrennial Defense Review (QDR) detailing the DoD’s strategic plans and procurement trends. According to the DoD’s summary, the QDR is aimed at emphasizing agility, flexibility, speed, responsiveness and pre-emptive military concepts, all of which rely on information technology systems. The QDR emphasizes the increasing importance of net-centric warfare, to enable organizations and people to accelerate decision-making speed, business processes, and subsequent action. The QDR introduced the concept of the 21st Century Total Force, highlighting the contractor’s role in integrated long-term support of the DoD. We believe the following specific industry trends, excerpted from the QDR, will further increase demand for contracted-out services in our target markets:

•	Shift from an emphasis on ships, guns, tanks and planes to a focus on information, knowledge, and timely, actionable intelligence.

•	Implement enterprise-wide changes to ensure that organizations, processes and procedures effectively support DoD’s strategic direction.

•	Emphasize joint command and control for homeland defense and civil support missions, including communication and command and control systems that are interoperable with other agencies and state and local governments.

•	Nearly double unmanned aerial vehicle (UAV) coverage capacity by accelerating the acquisition of Predator UAVs and Global Hawk UAVs.

•	Build a naval fleet that includes 11 Carrier Strike Groups, balance the need to transform and recapitalize the naval fleet, improve affordability and provide stability for the shipbuilding industry.

•	Procurement of Littoral Combat Ships to provide power projection capabilities in littoral waters.

•	Make additional investments in information assurance capabilities to protect information and DoD computer networks.

•	Improve DoD information sharing with other U.S. agencies and with international allies and partners by developing information protection policies and exploiting the latest commercial technologies.

•	Continue to pursue enabling technologies for transformational logistics and innovative operational concepts such as Seabasing.

•	Increase investment to implement the Global Information Grid.

•	Expand training programs to accommodate planners from other agencies and working with the DHS.

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

For the years ended September 30, 2008, 2007 and 2006, 92.9%. 93.3% and 94.5% of our revenue came from federal government contracts. The DoD is our largest customer. We expect most of our revenue will continue to come from federal government contracts that we perform as a prime contractor or subcontractor. As a prime contractor, we have direct contact with the applicable government agency. As a subcontractor, we work for a prime contractor, which serves as the point of contact with the government agency overseeing the program.

Our federal government contracts are generally multi-year contracts funded on an annual basis at the discretion of Congress. Congress usually appropriates funds for a given program at the beginning of each government fiscal year in October. This means a contract is usually only partially funded at the outset of a major program. Normally a procuring agency commits additional money to a contract only as Congress makes appropriations in future fiscal years. The government can modify or discontinue any contract at its discretion or due to default by the contractor. The government in its discretion may terminate or modify a contract for any of a variety of reasons, including funding constraints, changing government priorities or changes in program requirements. If the government terminates one of our contracts at its discretion, it typically reimburses us for all the services we performed and costs we incurred prior to termination, our termination-related costs, and a negotiated contract fee.

Contract Types.  We have a diverse contract base. Many customers utilize our ID/IQ multiple-award delivery order contract vehicles. Five of our six largest contracts are ID/IQ delivery order contracts. They accounted for approximately 40.2% of current year revenue. Our single largest individual contract generated approximately 17% of current year revenue. As of September 30, 2008, we had a portfolio of approximately 1,212 individual active contracts and task orders. We have three types of pricing structures for our contracts: cost-reimbursement, fixed-price and time-and-material.

•	Cost-reimbursement contracts allow us to recover our direct labor and materials costs, a share of allocable indirect expenses, plus a fixed or variable fee depending on the contract. Indirect expenses are costs related to operating our business we recover under government contract rules.

•	Fixed-price contracts oblige customers to pay us a fixed dollar amount to cover all direct and indirect costs, and fees. We assume the risk of any cost overruns and receive the benefit of any cost savings on fixed price contracts.

•	Time-and-material contracts have fixed hourly billing rates that cover labor costs, related indirect expenses and an hourly fee, along with cost reimbursable provisions for materials and other direct costs without fee.

In addition to traditional, closed-end contracts, we have multiple award contracts such as ID/IQ, GSA schedule, BPA and GWAC contracts, which require us to make sustained post-award efforts to realize revenue under such contracts. Our historical contract mix as a percentage of total revenue for the years ended September 30, 2008, 2007 and 2006, is summarized below.

	For the Year Ended September 30,
Contract Type	2008		2007		2006*
	(Amounts in millions)

Cost-reimbursement	$517.1	69.9%	$514.9	69.8%	$333.3	65.5%
Fixed-price	70.8	9.6%	68.6	9.3%	63.3	12.4%
Time-and-material	151.6	20.5%	154.1	20.9%	112.0	22.0%

Total	$739.5	100.0%	$737.6	100.0%	$508.6	100.0%

*	Revised to conform to current presentation for ID/IQ contract task orders.

Costs we incur prior to the award of a new contract or prior to modification of an existing contract are at our own risk. This practice is customary in our industry, particularly when a contractor has received oral advice of a contract award, but has not yet received the authorizing contract documentation. In most cases when the contract is later executed or modified, we receive full reimbursement for our costs. We cannot be certain, however, when we commence work prior to authorization of a contract, that the contract will be executed or that we will be reimbursed for our costs. As of September 30, 2008, we had incurred $18.9 million in contract costs at our own risk.

We compete for key contracts from various agencies of the U.S. government. Our business development and technical personnel target contract opportunities and perform detailed analyses of each customer’s priorities and overall market dynamics. Depending upon whether the targeted contract is a renewal or a new opportunity, we typically spend three to 18 months to develop and execute our competitive strategy. Once we decide to pursue a contract, we mobilize a core group of employees with the requisite expertise to lead the bidding and proposal preparation effort. We supplement our internal capabilities with a network of consultants and other industry experts as necessary.

At each stage of the contracting process, we attempt to reduce financial and performance risks. To enhance our likelihood of winning a contract, we team with other contractors, frequently our competitors, who have complementary technical strengths. Sometimes we begin providing services before a U.S. government agency has actually signed or begun funding a contract or task order. We have internal procedures in place to ensure that we provide services “at risk” only when we believe funding is highly probable and delays are due to bureaucratic or technical reasons.

Once we win a contract or task order, we assign a program manager and, at a lower level, a task leader, to ensure we provide timely, high quality services. Program managers have access to our financial management information systems to help them make sure our performance costs do not exceed contract and task order funding. Program managers constantly interface with our customers to ensure they are satisfied with our performance.

Government Oversight.  Federal government auditors and technical specialists regularly review our contract administration and cost accounting policies and practices. Contract costs on federal government contracts are subject to audit by the federal government and adjustment through negotiations with government representatives. An audit may reveal that some costs charged to a government contract are not allowable, either in whole or in part. In these circumstances, we are required to return to the federal government any money paid to us for non-allowable costs, plus interest and possibly penalties. The government considers Alion a major contractor and maintains an office on site to perform various audits. The government has audited all of the Company’s federal government contract indirect costs through fiscal year 2004. Indirect rates have been negotiated and settled through fiscal year 2003. The Company submitted fiscal year 2005, 2006 and 2007 indirect expense rates to the government in March 2006, 2007 and 2008. Alion expects to submit its fiscal year 2008 indirect expense rates to the government in March 2009. The Company has recorded revenue on federal government contracts in amounts it expects to realize.

Backlog.  Our contract backlog represents an estimate, as of a specific date, of the remaining future revenue we anticipate from existing contracts. On September 30, 2008, our total contract backlog was $4,816 million of which approximately $341 million was funded. Funded backlog is the value of contracts awarded to us whose funding has been authorized by the customer, less revenue previously recognized under the same contracts. Unfunded backlog is the estimated value of additional funding not yet authorized by customers on our existing contracts. Pre-negotiated contract options, options not yet exercised by a customer for additional years and other extension opportunities in existing contracts are included in unfunded backlog.

Because the U.S. government operates under annual appropriations, agencies of the U.S. government typically fund contracts on an incremental basis. As a result, only a portion of the total contract backlog is “funded.” Funded backlog generally varies depending on procurement and funding cycles and other factors beyond our control. Future revenue from execution of new contracts and extension or renewal of existing contracts increases our backlog; completed contracts, early terminations, and changes in estimated revenue from previously included contracts reduce our contract backlog. Estimates of future revenue from contract backlog are by their nature inexact and the receipt and timing of this revenue are subject to various contingencies, many of which are outside of our control.

Accordingly, period-to-period comparisons are difficult and not necessarily indicative of any future trends in revenue. The table below shows the value of our funded and unfunded contract backlog as of September 30, 2008, 2007 and 2006.

	September 30,
	2008	2007	2006
	(In millions)

Backlog:
Funded	$340.5	$360.0	$386.0
Unfunded	4,475.8	4,669.0	3,861.0

Total	$4,816.3	$5,029.0	$4,247.0

Proposal backlog represents an estimate, as of a specific date, of the in-process proposals we are preparing to submit in response to a customer request, and proposals we have submitted for which we are awaiting an award decision.

How much of our proposal backlog we ultimately realize as revenue depends upon our success in the competitive proposal process, and on receiving tasking and funding under ensuing contracts. We will not win contract awards for all of the proposals we submit to potential customers. Our past proposal backlog contract win rates should not be viewed as an indication of our future success rates. The table below shows the value of our proposal backlog as of September 30, 2008, 2007 and 2006.

	September 30,
	2008	2007	2006
	(In millions)

In-process	$529.0	$250.0	$650.0
Submitted	1,057.0	834.0	474.0

Total	$1,586.0	$1,084.0	$1,124.0

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

As of September 30, 2008, we employed approximately 3,266 employees, of whom approximately 3,002 were full-time employees. Approximately 28% of our employees have Ph.D.s and masters degrees, and approximately 68% of our employees have college degrees. Approximately 26% of our employees have Top Secret or higher level security clearances. We believe that our relationship with our employees is good. None of our employees is covered by a collective bargaining agreement.

We view employees as our most valuable asset. Our success depends in large part on attracting and retaining talented, innovative and experienced professionals at all levels. We rely on the availability of skilled technical and administrative employees to perform our research, development and technological services for our customers. The market for certain technical skills in our core business areas is at times extremely competitive. This makes recruiting and retention of employees in these and other specialized areas extremely important. We recognize that our benefits package, work environment, incentive compensation, and employee-owned culture will be important in recruiting and retaining these highly skilled employees.

Our Customers

We provide scientific, research and development and technical expertise and operational support to a diverse group of U.S. government customers, in addition to state, local and international government organizations and commercial customers. As of September 30, 2008, we served approximately 371 customers, including a number of Cabinet-level U.S. government agencies, state, and foreign governments. For fiscal year 2008, the DoD accounted for 86.4% of our total revenue, including approximately 1,140 contracts and delivery orders with customers such as the U.S. Navy, the U.S. Army, the U.S. Air Force, U.S. Joint Forces Command (USJFCOM), Defense Information Systems Agency and DARPA. Other U.S. federal, state, and local government customers accounted for 6.5% of total revenue, including the National Institute of Environmental Health Sciences (NIEHS), U.S. Department of Energy (DOE) and the EPA. Commercial and international customers accounted for the remaining 7.1% of total revenue. The table below shows revenue by customer category for the fiscal years ended September 30, 2008, 2007 and 2006.

	2008		2007		2006
	(In millions)

U.S. Department of Defense	$638.7	86.4%	$642.5	87.1%	$450.5	88.6%
Other Federal Civilian Agencies	48.1	6.5%	45.5	6.2%	30.2	5.9%
Commercial and International	52.7	7.1%	49.6	6.7%	27.9	5.5%

Total	$739.5	100.0%	$737.6	100.0%	$508.6	100.0%

Competition

The U.S. government engineering and technology services industries consist of a large number of enterprises ranging from small, niche oriented companies to multi-billion dollar corporations that serve a large number of U.S. government customers. Due to the diverse requirements of U.S. government customers and the highly competitive nature of large contracting initiatives, corporations frequently form teams to pursue contract opportunities. Prime contractors leading large proposal efforts typically select team members on the basis of their particular capabilities and experience relevant to each opportunity. Companies that are competitors for one opportunity may be team members for another opportunity.

We frequently compete against well-known firms in the industry as a prime contractor. Our competitors include Booz Allen Hamilton, CACI International Inc, Science Applications International Corporation, SRA International, Inc. and the services divisions of Lockheed Martin Corporation, General Dynamics Corporation and Northrop Grumman Corporation. In the commercial arena, we compete most often with smaller, highly specialized technical companies, as well as a number of larger companies. Larger competitors include, Westinghouse, General Electric, Enercon, Accenture, BearingPoint, Evans and Sutherland, CAE and L-3 Communications Corporation.

Competition also takes place at the task level, where knowledge of the customer and its procurement requirements and environment is often the key to winning business. We have been successful in ensuring our presence on numerous contracts and GSA Schedules, and in competing for tasks under those contracts. Through the variety of contract vehicles at our disposal, as either a prime contractor or subcontractor, we have the capability to market our services to any U.S. government agency. Because of our experience providing services to a diverse array of U.S. government departments and agencies, we have first-hand knowledge of our customers and their goals, problems and challenges. In most cases, government contracts we seek are awarded based on a competitive process. We believe that in general, our customers consider the following key factors in awarding contracts:

•	technical capabilities and approach;

•	quality of personnel, including management capabilities;

•	successful past contract performance; and

•	price.

It is our experience that in awarding contracts to perform complex technological programs, price and technical capabilities are a customer’s two most important considerations. Over the past two years, we won 63% of the dollar value of all contracts we bid on. Over the past two years we won approximately 94% of the dollar value and number of re-competed contract where we were the incumbent. We believe our customer knowledge, our U.S. government contracting and technical capabilities, and our pricing policies enable us to compete effectively.

S Corporation Status

The Internal Revenue Code provides that a corporation that meets certain requirements may elect to be an S corporation for federal income tax purposes. An S corporation is a reporting entity which can only have a single class of stock, no more than 100 shareholders, and only certain types of shareholders, such as individuals, trusts and some tax-exempt organizations, including ESOPs. Because we only have one class of stock and the ESOP Trust is our sole shareholder, we meet the requirements to be an S corporation. All of Alion’s wholly-owned operating subsidiaries are qualifying subchapter S subsidiaries that are consolidated into Alion’s federal income tax return. The IRS accepted Alion’s S corporation election effective October 2001.

An S corporation, unlike a C corporation, generally does not pay federal corporate income tax on its net income; its income is allocated to the S corporation’s shareholders. An ESOP is a tax-exempt entity and does not pay tax on its allocable share of S corporation income.

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

Under a provision of the Internal Revenue Code, the IRS can impose significant penalties on a subchapter S employer which maintains an ESOP (i) if ESOP stock allocations to certain “disqualified persons” exceed certain statutory limits or (ii) if disqualified persons together own 50% or more of the company’s stock. For this purpose, a “disqualified person” is generally someone who owns 10% or more of the subchapter S employer’s stock (including deemed ownership through stock options, warrants, stock appreciation rights, phantom stock, and similar rights). The KSOP, the SAR plan and the phantom stock plan include provisions designed to prohibit allocations in violation of these limits. We expect never to exceed the 50% limit. Apart from the warrants related to the IIT subordinated note that represent approximately 24% of our common stock, no one person is expected to hold ownership interests representing more than 5% of Alion.

Business Development and Promotional Activities

We primarily promote our contract research services by meeting face-to-face with current and potential customers, obtaining new work from satisfied customers, and responding to requests for proposals (RFPs) and international tenders current and prospective customers publish or direct to our attention. We use our knowledge of and experience with U.S. government procurement procedures, and relationships with government personnel, to help anticipate and to maximize our ability to timely respond to RFPs and customer requests. We bid on contracts in our core business areas and related extensions of those areas, that we believe we have a good chance of winning. When we bid on a potential contract, we draw on our core business area expertise that reflect the technical skills we can bring to a particular contract.

Our business developers work face to face with customers, are experienced in marketing to government customers, know the services and products they represent, and understand each particular customer’s organization, mission and culture. These professionals possess a working knowledge of rules governing the marketing limitations that are unique to the government arena. This includes knowledge of government funding systems, conflict of interest restrictions, procurement integrity limitations and procedural requirements designed to establish a level competitive playing field and to ensure the appropriate use of public funds.

Our technical staff is an integral part of our promotional efforts. They develop customer relationships over the course of contracts that can lead to additional business. They are also exposed to new research opportunities that become available in the course of performing current contracts. We hold weekly company-wide business development meetings to review proposal opportunities and determine strategy in pursuing these opportunities. We also use independent consultants for promoting business, developing proposal strategies and preparing proposals as necessary.

We spent approximately $1.0 million, $2.4 million, and $2.0 million on internally-funded research and development for the years ended September 30, 2008, 2007 and 2006. This is in addition to the substantial research and development activities we have undertaken on customer-funded projects. We believe that actively fostering an environment of innovation is critical to our ability to grow our business allowing us to be proactive in addressing issues of national concern in public health, safety and national defense.

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

Patents and Proprietary Information

Our research and development and engineering services do not depend on patent protection. In accordance with applicable law, our U.S. government contracts often provide government agencies with certain license rights to our inventions and copyright works. Government agencies and other contractors (including our competitors) can obtain the right to exploit our inventions. Similarly, our U.S. government contracts often license to us patents and copyright works owned by third parties. We maintain an active program to track and protect our intellectual property. We routinely enter into intellectual property assignment agreements with our employees to protect our rights to any patents or technologies they develop while employed by Alion.

Foreign Operations

In fiscal years 2008, 2007 and 2006, nearly 100% of the Company’s revenue was derived from services provided under contracts with U.S.-based customers. The Company treats revenues resulting from U.S. government customers as sales within the United States regardless of where the services are performed.

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

Risks Related to Our Business

We have incurred a significant amount of debt, and our debt load may limit our operational flexibility and negatively affect the value of an investment in the ESOP component.

On August 2, 2004, we refinanced the senior debt we incurred to acquire IITRI’s assets. Partly to fund our growth through subsequent acquisitions, we incurred a substantial amount of additional debt. As of September 30, 2008, we owe approximately $239 million in senior term loans, we have approximately $3.5 million in outstanding letters of credit on our senior revolving line of credit, we owe $250 million in senior unsecured notes, and we owe approximately $58.2 million on our re-negotiated junior subordinated note. We significantly increased our total senior debt load since we refinanced our original senior credit facility.

In April 2005, we amended our Term B Senior Credit Facility and borrowed an additional $72.0 million in term loans. In March 2006, our second incremental term loan facility and second amendment to the Term B senior credit facility increased the term loan commitment by $68.0 million and increased the revolving credit facility commitment from $30.0 million to $50.0 million. In June 2006, our third incremental term loan facility and third amendment to the Term B Senior Credit Facility added $50.0 million to our outstanding term loan debt. In January 2007, our fourth increment to the Term B Senior Credit Facility added $15.0 million to our outstanding term loan debt. In February 2007, the fourth amendment to the Term B Senior Credit Facility (i) extended the maturity date of the senior term loans to February 6, 2013, (ii) adjusted the principal repayment schedule to require a balloon principal payment at maturity, and (iii) added an incurrence test as an additional condition to our ability to incur permitted indebtedness. In July 2007, our fifth incremental term loan facility added $25.0 million in term loans to the Term B Senior Credit Facility.

As of September 30, 2008, our senior consolidated debt, at face value, was approximately $489 million. Although we have managed significant amounts of debt since December 2002, we do not have extensive experience in functioning as a highly leveraged company in volatile or unfavorable credit markets.

Our substantial debt could have important consequences including:

•	making it more difficult for us to satisfy our debt-related obligations; any failure to comply with the obligations of any of our debt instruments, including restrictive and financial covenants, could result in an event of default under the agreements governing our debt;

•	making it more difficult for us to satisfy our repurchase obligations to ESOP participants;

•	increasing our vulnerability to general adverse economic and industry conditions by making it more difficult for us to react to changing conditions;

•	limiting our ability to obtain additional financing to fund working capital, capital expenditures, acquisitions or other business opportunities, introductions of new technologies or other general corporate requirements;

•	requiring a substantial portion of our operating cash flow to pay interest on our debt and reducing our ability to use our cash flow to fund future working capital, capital expenditures, acquisitions or other business opportunities, introduce new technologies or meet other general corporate requirements;

•	exposing us to interest rate fluctuation risks because some of our debt is at floating interest rates, which can result in higher interest expense if interest rates rise;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	placing us at a competitive disadvantage compared to competitors with less debt.

Despite our current debt levels, we and our subsidiaries may still be able to incur more debt. This could further exacerbate the risks associated with our substantial leverage.

We have the capability to incur additional debt, including the ability to raise up to $110.0 million of additional senior secured debt under our Term B Senior Credit Facility, subject to limitations imposed by the covenants in our

Term B Senior Credit Facility and the Indenture governing the Senior Unsecured Notes (the Indenture). Although our Term B Senior Credit Facility and the Indenture contain restrictive covenants, these restrictive covenants do not fully prohibit us from incurring additional debt.

Our Term B Senior Credit Facility and the Senior Unsecured Note Indenture will restrict our operations.

Our Term B Senior Credit Facility, the Senior Unsecured Notes Indenture, and our future debt agreements may contain covenants that may restrict our ability to engage in activities that may be in our long-term best interest, including financing future operations or capital needs or engaging in other business activities. Our Term B Senior Credit Facility and the Indenture restrict, among other things, our ability and the ability of our subsidiaries to:

•	incur additional debt other than permitted additional debt;

•	pay dividends or distributions on our capital stock or purchase, redeem or retire our capital stock other than distributions necessary for the ESOP to satisfy its repurchase obligations and certain payments required under our equity based compensation plans;

•	make acquisitions and investments other than permitted acquisitions and permitted investments;

•	issue or sell preferred stock of subsidiaries;

•	create liens on our assets;

•	enter into certain transactions with affiliates;

•	merge or consolidate with another company; and

•	transfer or sell assets outside the ordinary course of business.

Our Term B Senior Credit Facility and Indenture require us, and our future debt agreements may require us, to maintain specified financial ratios relating to, among other things, our interest coverage and leverage levels. Our ability to satisfy these financial ratios can be affected by events beyond our control, and we cannot guarantee that we will meet these ratios. Default under our Term B Senior Credit Facility or the Indenture could allow lenders to declare all amounts outstanding under both our Term B Senior Credit Facility and the Senior Unsecured Notes to be immediately due and payable. We have pledged substantially all of our assets to secure the debt under our Term B Senior Credit Facility. If lenders declare amounts outstanding under the Term B Senior Credit Facility to be due, they could proceed against those assets. Any event of default could have a material adverse effect on our business, financial condition and operating results if creditors were to exercise their rights.

From time to time we may require consents or waivers from our lenders to permit actions that are prohibited by our Term B Senior Credit Facility or our Indenture. If, in the future, lenders refuse to provide waivers of our Term B Senior Credit Facility’s and/or the Indenture’s restrictive covenants and/or financial ratios, then we could be in default under the terms of the Term B Senior Credit Facility and/or our Indenture, and we could be prohibited from undertaking actions necessary or desirable to maintain or expand our business. There is no guarantee we will be able to obtain consents or waivers from our lenders.

We may not be able to obtain financing in the future, and the terms of any future financings may limit our ability to manage our business. Difficulties in obtaining financing on favorable terms would have a negative effect on our ability to execute our business strategy.

We anticipate that we may be required to seek additional capital in the future, including financing necessary to refinance or replace existing long-term debt or to fulfill current business plans and fund working capital needs. Specifically, our senior revolving credit facility matures in August 2009. We intend to replace the revolving credit facility with a similar facility for working capital needs at least through 2013. Based on current market conditions, the availability of financing is, and may continue to be, limited. There can be no assurance that we will be able to obtain future financings on acceptable terms, if at all.

Our corporate credit ratings at Standard & Poor’s and Moody’s Investors Service were lowered in the past fiscal year to B- and Caa1. A downgrade in such ratings could increase the Company’s cost of capital should the

Company refinance all or a portion of its debt, or attempt to obtain additional financing in the future. An increase in our cost of capital would adversely affect our results of operations and financial position.

If we are unable to obtain alternative or additional financing arrangements in the future, or if we cannot obtain financing on acceptable terms, we may not be able to execute our business strategies. Moreover, the terms of any such additional financing may restrict our financial flexibility, including the debt we may incur in the future, or may restrict our ability to manage our business as we had intended.

We may be required to amend the financial covenants of our Term B Senior Credit Facility which could materially impact our ability to finance our future operations, future acquisitions or capital needs.

Effective for the quarter ended September 30, 2008, we agreed with our senior lenders to amend the interest coverage ratio and the maximum senior secured leverage ratio covenants under our Term B Senior Credit Facility effective for such quarter and subsequent periods in order to provide us with more flexibility through September 30, 2009. The limits imposed by the interest coverage ratio and the maximum senior secured leverage ratio become more restrictive over time. As of September 30, 2008, we were in compliance with the financial covenants set forth in our Term B Senior Credit Facility.

We may be unable to satisfy our existing financial and other debt covenants in the future, which could require us to amend our Term B Senior Credit Facility on less favorable terms. If we were to default in performance under our Term B Senior Credit Facility, we could pursue an amendment or waiver of our Term B Senior Credit Facility with our existing lenders, but there can be no assurance that the lenders would grant another amendment and/or waiver and, in light of current credit market conditions, any such amendment or waiver may be on terms, including additional fees, as well as increased interest rates and other more stringent terms and conditions, that are materially disadvantageous to us. If we were unable to meet our existing financial covenants in the future and were unable to obtain future covenant relief or a waiver from our senior lenders, we could be in default under our Term B Senior Credit Facility, which could cause all amounts borrowed under it and all letters of credit issued pursuant to it to become due and payable immediately, expose our assets to seizure, potentially cause a cross-default under our Indenture and potentially require us to invoke insolvency proceedings including, but not limited to, commencing a voluntary case under the U.S. Bankruptcy Code.

We expect to experience net losses in at least our next five years of operation.

We have incurred a net loss every year since our inception in late 2002. We expect to incur a net loss in at least our next five years of operation, fiscal years 2009 through 2013. Factors contributing to our net losses include the significant interest expense associated with the debt we incurred to finance acquisitions, warrant-related interest expense, stock-based compensation expense for phantom stock and stock appreciation rights plans, and amortization expense for the contracts we acquired. The size of future losses and our ability to achieve profitability depend on our ability to achieve and sustain significant revenue growth coupled with managing expenses. If revenue grows more slowly than we anticipate, or if operating expenses exceed our expectations, we may not become profitable. Even if we become profitable, we may not be able to sustain our profitability.

Our ability to meet our financial and other future obligations depends on our future operating results and we cannot be sure that we will be able to meet these obligations as they come due.

Our ability to make payments on our debt, to comply with our financial covenants, and to fund working capital needs and planned capital expenditures depends on our ability to generate cash flow in the future. We cannot assure you that our business strategy will succeed or that we will achieve our anticipated financial results. Our financial and operational performance depends upon a number of factors, many of which are beyond our control. These factors include:

•	funding of our contract backlog;

•	the time within which our customers pay our accounts receivable;

•	new contract awards and our performance on those contracts;

•	continued increase in revenue on an annual basis;

•	increase in operating income on an annual basis;

•	the amount of common stock our employees purchase via payroll deferrals and rollovers to our ESOP;

•	the amount of our common stock we repurchase from our former employees;

•	interest rate levels;

•	current economic conditions and conditions in the defense contracting industry;

•	U.S. government spending levels, both generally and by our particular customers;

•	failure by the Congress to approve budgets timely for the U.S. federal agencies we support;

•	operating difficulties, operating costs or pricing pressures;

•	passage of legislation or other regulatory developments that adversely affect us; and

•	delays in implementing any of our strategic projects.

These factors will also affect our ability in the future to meet our repurchase obligations under the KSOP. On August 2, 2009, we are required to re-pay all amounts outstanding under our revolving credit facility. We are required to re-pay all principal and accrued interest outstanding under our Term Loan on February 6, 2013. We are also required to pay all principal and paid-in-kind notes outstanding, under the junior subordinated note on August 6, 2013. We are required to repurchase any junior subordinated note warrants tendered to us on or before September 5, 2013.

We may not generate sufficient cash flows to comply with our financial covenants and to meet our payment obligations when they become due. If we are unable to comply with our financial covenants, or if we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make our required debt payments, then we may be required to refinance our debt. We cannot be certain that we could refinance our obligations on terms that would be favorable, or at all. In the absence of a refinancing, our lenders would be able to accelerate the maturity of our debt. As a result, we could default under our other senior debt, expose our assets to seizure, or declare bankruptcy.

We face intense competition from many competitors that have greater resources than we do, which could result in price reductions, reduced profitability, and loss of market share.

We operate in highly competitive markets and generally encounter intense competition to win contracts. If we are unable to successfully compete for new business, our revenue growth and operating margins may decline. Many of our competitors are larger and have greater financial, technical, marketing, and public relations resources, larger client bases, and greater brand or name recognition than we do. Larger competitors include U.S. federal systems integrators such as Booz Allen Hamilton, CACI International Inc, Science Applications International Corporation, SRA International, Inc., and the services divisions of large defense contractors such as Lockheed Martin Corporation, General Dynamics Corporation and Northrop Grumman Corporation. Our larger competitors may be able to compete more effectively for very large-scale government contracts. Our larger competitors also may be able to provide clients with different or greater capabilities or benefits than we can provide in areas such as technical qualifications, past performance on large-scale contracts, geographic presence, price, and the availability of key professional personnel. Our competitors also have established or may establish relationships among themselves or with third parties, including through mergers and acquisitions, to increase their ability to address client needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge.

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

Historically, a few contracts have provided most of our revenue. If we do not retain or replace these contracts our operations will suffer.

The following six federal government contracts accounted for approximately 49.2% of our fiscal 2008 revenue.

1.	SeaPort Multiple Award Contract for the Naval Sea Systems Command (17.3%);

2.	Technical and Analytical Support for the U.S. Air Force (9.0%);

3.	Engineering, Financial and Program Management Services to the Virtual SYSCOM for the U.S. Navy (8.6%);

4.	Weapons System Technology Information Analysis Center for the Defense Information Systems Agency (5.1%); and

5.	Modeling and Simulation Information Analysis Center for the Defense Modeling and Simulation Office (4.7%).

6.	Engineering, Financial and Program Management Services to NAVSEA (4.5%)

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

One of our key operating strategies has been and continues to be to selectively pursue and implement acquisitions. We have made a number of acquisitions in the past, and will consider other acquisitions in the future. We may not be able to locate suitable acquisition candidates at prices we consider appropriate or to finance acquisitions on terms satisfactory to us. If we do identify an appropriate acquisition candidate, we may not be able to successfully negotiate acquisition terms or financing or, if the acquisition occurs, integrate the acquired business into our existing business. Negotiations of potential acquisitions and the integration of acquired business operations could disrupt our business by diverting management away from day-to-day operations. Acquisitions of businesses or other material operations may require additional debt or equity financing, resulting in additional leverage or dilution of ownership. Integration difficulties could be increased by the need to coordinate geographically dispersed organizations, integrate personnel with disparate business backgrounds and combine different corporate cultures. We also may not realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates. In addition, future impairments of intangible assets could reduce our future reported earnings. Acquisition candidates might have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition, but which we must generally assume as part of an acquisition. Such liabilities could have a material adverse effect on our business, financial condition, results of operations and our ability to meet our financial obligations.

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

Availability of highly trained and skilled professional, administrative and technical personnel is critical to our future growth and profitability. Competition for scientists, engineers, technicians, management and professional personnel is intense and competitors aggressively recruit key employees. Due to our growth and this competition for experienced personnel, particularly in highly specialized areas, it has become more difficult to meet all of our needs for these employees in a timely manner. We cannot be certain that we will be able to attract and retain such employees on acceptable terms. Any failure to do so could have a material adverse effect on our business, financial condition, results of operations and our ability to meet our financial obligations. If we are unable to recruit and retain a sufficient number of these employees, our ability to maintain and grow our business could be negatively impacted. In addition, some of our contracts contain provisions requiring us to commit to staff a program with certain personnel the customer considers key to our successful performance. In the event we are unable to provide these key personnel or acceptable substitutions, the customer may terminate the contract, and we may not be able to recover our costs.

If we do not, or the ESOP Trust does not, continue to be exempt from U.S. federal income tax and any unrelated business income tax, our cash flow available to meet our financial obligations and to reinvest in our operations may decrease.

We made an election to be taxed as an S corporation for U.S. federal income tax purposes. As an S corporation, we are a pass-through entity and are not subject to federal or state income taxes. Even though we expect to continue to have net losses for financial reporting purposes, it is possible that we could have income for federal or state income tax reporting purposes. Our income, gains, losses, deductions and credits flow through to the ESOP Trust. Under current provisions of the Internal Revenue Code (Code), the ESOP Trust is exempt from federal income tax and unrelated business income tax. Unrelated business income tax is a special tax on an otherwise tax-exempt entity (such as a tax-exempt charity or qualified pension plan like an ESOP) on income earned from a trade or business unrelated to its exempt purpose. The Code specifically exempts from unrelated business income tax, any ESOP that invests in the S corporation stock of its employer plan sponsor.

If for any reason we lose our S corporation status, we could be required to pay U.S. federal and state income tax, reducing cash available to reinvest in our operations or fulfill our financial obligations. Applicable laws and regulations may change so that we are taxed as other than as an S corporation. Furthermore, current law that exempts the ESOP Trust from federal income tax and unrelated business income tax may change. Similarly, if the ESOP Trust were to become subject to federal or state income taxes, we might have to distribute cash to the ESOP Trust to allow it to pay these taxes, again reducing cash available to reinvest in our operations or to fulfill our financial obligations.

In order to succeed, we will have to keep up with rapid technological changes in a number of industries. Various factors could impact our ability to keep pace with these changes.

Our success will depend on our ability to keep pace with technology changes in our core business areas. Technologies in our core business areas can change rapidly. Even if we remain abreast of the latest developments and available technology, introduction of new services or technologies could have a negative effect on our business. The integration of diverse technologies involved in our research services is complex and in many instances has not been previously attempted. Our success will depend significantly on our ability to develop, integrate and deliver technologically advanced products and services at the same or faster pace as our competitors, many of which have greater resources than we do.

An economic downturn could harm our business.

Our business, financial condition, results of operations and our ability to meet our financial obligations may be affected by various economic factors. Unfavorable economic conditions may make it more difficult for us to maintain and continue our revenue growth. In an economic recession, or under other adverse economic conditions which may arise from natural or man-made events, customers and vendors may be less likely to meet contractual terms and payment or delivery obligations. Continued weakness or further deterioration of economic conditions may have a material adverse effect on our business, financial condition, results of operations and our ability to meet our financial obligations.

Our employees may engage in misconduct or other improper activities, which could harm our business.

We are exposed to the risk that employee fraud or other misconduct could occur. Misconduct by employees could include intentional failures to comply with U.S. government procurement regulations, unauthorized activities, attempts to obtain reimbursement for improper expenses, or submission of falsified time records. Employee misconduct could also involve the improper use of our customers’ sensitive or classified information, which could result in regulatory sanctions against us and serious harm to our reputation. It is not always possible to deter employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in controlling unknown or unmanaged risks or losses, which could harm our business, financial condition, results of operations and our ability to meet our financial obligations.

The interests of the ESOP Trust may not be aligned with the interests of participants in the ESOP component of the KSOP.

The ESOP Trust owns 100% of our outstanding shares of common stock. Consequently, the ESOP Trust can control the election of a majority of our directors and the outcome of all matters submitted to a vote of stockholders, and has the ability to change our management. The interests of the ESOP Trust may not be fully aligned with the interests of the ESOP participants and this could lead to a strategy that is not in the best interests of those participants.

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

Risks Related to Our Industry

We depend on U.S. government contracts for substantially all of our revenue. Changes in the contracting or fiscal policies of the U.S. government could adversely affect our business, financial condition or results of operations.

U.S. government agency contracts provided approximately 93%, 93%, and 95% of our revenue for the years ended September 30, 2008, 2007 and 2006. In fiscal years 2008, 2007 and 2006, DoD contracts accounted for approximately 86%, 87% and 89% of our total revenue while contracts with other government agencies accounted for approximately 6%, 6% and 6% of our total revenue for the same years. We expect U.S. government contracts are likely to continue to account for a significant portion of our revenue in the future. Accordingly, changes in U.S. government contracting policies could directly affect our financial performance. Factors that could materially adversely affect our U.S. government contracting business include:

•	budgetary constraints affecting U.S. government spending generally, or specific departments or agencies in particular,

•	changes in U.S. government fiscal policies or available funding;

•	changes in U.S. government programs or requirements;

•	curtailment of the U.S. government’s use of technology services firms;

•	adoption of new laws or regulations;

•	technological developments;

•	U.S. government shutdowns (such as that which occurred during the U.S. government’s 1996 fiscal year);

•	competition and consolidation in the information technology industry; and

•	general economic conditions.

These or other factors could cause U.S. governmental agencies to reduce their purchases under contracts, to exercise their right to terminate contracts or fail to exercise options to renew contracts, any of which could have a material adverse effect on our business, financial condition, results of operations and our ability to meet our financial obligations.

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

Failure by Congress to timely approve budgets for the federal agencies we support could delay or reduce spending and cause us to lose revenue.

Each year, Congress must approve budgets that govern spending by each of the U.S. government agencies we support. When Congress is unable to agree on budget priorities, and is unable to pass the annual budget on a timely basis, it typically enacts a continuing resolution. A continuing resolution allows U.S. government agencies to operate at spending levels equal to or less than levels approved in the previous budget cycle. When U.S. government agencies must operate on the basis of a continuing resolution, it can delay funding we expect to receive from clients for work we are already performing. A continuing resolution can result in new initiatives being delayed, and in some cases being cancelled, both of which may adversely affect our business, financial condition, results of operations and our ability to meet our financial obligations.

We may not receive the full amount of our backlog, which could lower future revenue.

The maximum contract value specified under a U.S. government contract is not necessarily determinative of revenue we will realize under that contract. Congress normally appropriates funds for a given program each fiscal year, even when actual contract performance may take many years. As a result, U.S. government contracts ordinarily are only partially funded at the time of award. Normally a procuring agency commits additional money to a contract only as Congress makes subsequent fiscal year appropriations. Estimates of future revenue attributed to backlog are not necessarily precise, and the receipt and timing of any of this revenue is subject to various contingencies such as changed U.S. government spending priorities and government decisions not to exercise options on existing contracts. Many of these contingencies are beyond our control. The backlog on a given contract may not ultimately be funded or may only be partially funded, which may cause our revenue to be lower than anticipated, and adversely affect our business, financial condition, results of operations and our ability to meet our financial obligations.

Many of our U.S. government customers procure goods and services through ID/IQ, GWAC or GSA Schedule contracts under which we must compete for post-award orders.

Budgetary pressures and reforms in the procurement process have caused many U.S. government customers to purchase goods and services through ID/IQ, GSA Schedule contracts and other multiple award and/or GWAC contract vehicles. These contract vehicles have resulted in increased competition and pricing pressure requiring that we make sustained post-award efforts to realize revenue under these contracts. There can be no assurance that we will increase revenue or otherwise sell successfully under these contract vehicles. Our failure to compete effectively in this procurement environment could harm our business, financial condition, results of operations and our ability to meet our financial obligations.

U.S. government contracts contain termination provisions that are unfavorable to us.

Generally, U.S. government agencies can terminate contracts with their suppliers at any time without cause. If a U.S. government agency does terminate one of its contracts with us without cause, we will likely be entitled to receive compensation for the services provided or costs incurred up to the date of termination, reimbursement for our termination-related costs, and a negotiated portion of the contract fee. However, if the U.S. government terminates a contract because we defaulted under the terms of the contract, we may be liable for any excess costs the U.S. government incurs in procuring the undelivered portion of the contract from another source. Termination of any of our large U.S. government contracts may negatively impact our revenue and may adversely affect our business, financial condition, results of operations and our ability to meet our financial obligations.

If we do not accurately estimate the expenses, time and resources necessary to meet our contractual obligations, our profit will be lower than expected.

The total price on a cost-reimbursement contract is based primarily on allowable costs incurred, but is generally subject to a maximum contract funding limit. U.S. government regulations require us to notify our customers of any cost overruns or underruns on a cost-reimbursement contract. If we incur costs in excess of the funding limitation specified in the contract, we may not be able to recover those cost overruns. As a result, on a cost-reimbursement contract we may not earn the full amount of the anticipated fee.

In a fixed-price contract, we estimate project costs and agree to deliver a project for a definite, predetermined price regardless of our actual costs to perform. We must fully absorb any cost overruns. Failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract may reduce our fee margin on a fixed-price contract or cause a loss. Provisions in our financial statements for estimated losses on our fixed-price contracts may not be adequate to cover all actual future losses.

Our operating margins and operating results may suffer if cost-reimbursement contracts increase in proportion to our total contract mix.

In general, cost-reimbursement contracts are our least profitable type of contract. Our U.S. government customers typically determine what type of contract they will award us. To the extent that in the future we enter into more or larger cost-reimbursement contracts in proportion to our total contract mix, our operating margins and operating results may suffer.

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

Our subcontractors’ failure to perform contractual obligations could damage our reputation as a prime contractor and our ability to obtain future business.

As a prime contractor, we often rely significantly upon other companies as subcontractors to perform work we are obligated to deliver to our customers. A failure by one or more of our subcontractors to timely perform services satisfactorily may cause us to be unable to perform our duties as a prime contractor. We have limited involvement in the work our subcontractors perform, and as a result, we may have exposure to problems our subcontractors cause. Performance deficiencies on the part of our subcontractors could result in a government customer terminating our contract for default. A default termination could make us liable for customer re-procurement costs, damage our reputation, and hurt our ability to compete for future contracts.

Because U.S. government contracts are subject to government audits, contract payments are subject to adjustment and repayment which may result in revenue attributed to a contract being lower than expected.

U.S. government contract payments received that exceed allowable costs are subject to adjustment and repayment after the government audits the contract payments. All our federal government contract indirect costs have been audited through fiscal year 2004. Indirect rates have been negotiated and settled through 2003. We submitted our fiscal year 2005, 2006 and 2007 indirect expense rates to the federal government in March 2006, 2007 and 2008, and expect to submit our fiscal year 2008 indirect expense rates to the federal government in March 2009. If the estimated reserves in our financial statements for excess billings and contract losses are not adequate, revenue attributed to our U.S. government contracts may be lower than expected.

If we fail to recover at- risk contract costs, it may result in reduced fees or in losses.

Any costs we incur before the execution of a contract or contract renewal are incurred at our risk, and it is possible a customer will not reimburse us for these costs. At September 30, 2008, we had at-risk costs of $18.9 million. While such costs were associated with specific anticipated contracts, we cannot be certain that contracts or contract renewals will be executed or that we will recover all our related at-risk costs.

Actual or perceived conflicts of interest may prevent us from being able to bid on or perform contracts.

U.S. government agencies have conflict of interest policies that may prevent us from bidding on or performing certain contracts. When dealing with U.S. government agencies that have conflict of interest policies, we must decide, at times with insufficient information, whether to participate in the design process and lose the chance of performing the contract or to turn down the opportunity to assist in the design process for the chance of performing the future contract. We have, on occasion, declined to bid on particular projects because of actual or perceived conflicts of interest. We are likely to continue encountering such conflicts of interest in the future, particularly if we acquire other U.S. government contractors. Future conflicts of interest could cause us to be unable to secure key contracts with U.S. government customers.

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

We derive significant revenue from U.S. government contracts awarded through competitive bidding which is an inherently unpredictable process.

We obtain most of our U.S. government contracts through competitive bidding that subjects us to risks associated with:

•	the frequent need to bid on programs in advance of the completion of their design, which can result in unforeseen technological difficulties and/or cost overruns;

•	the substantial time and effort, including design, development and promotional activities, required to prepare bids and proposals for contracts that may not be awarded to us; and

•	the rapid rate of technological advancement and design complexity of most of our research offerings.

Upon expiration, U.S. government contracts may be subject to a competitive re-bidding process. We may not succeed in winning new contract awards or renewals in the future. Our failure to renew or replace existing contracts when they expire or win new contracts, would negatively impact our business, financial condition, results of operations and our ability to meet our financial obligations.

Our failure to obtain and maintain necessary security clearances may limit our ability to carry out confidential work for U.S. government customers, which could cause our revenue to decline.

As of September 30, 2008, we had approximately 251 DoD contracts that require us to maintain facility security clearances at our 32 sites, and approximately 2,570 of our employees held security clearances needed to perform these U.S. government contracts. Each cleared facility has a Facility Security Officer and Key Management Personnel whom the U.S. Department of Defense — Defense Security Service requires to be cleared to the level of the facility security clearance. Individual employees are selected to be cleared, based on specific classified contract task requirements and each employee’s technical, administrative or management expertise. Once the security clearance is granted, the employee is allowed access to the classified information on the contract, based on clearance level and a “need to know” information within the contract. Protection of classified information with regard to a classified U.S. government contract is paramount. Loss of a facility clearance or an employee’s failure to obtain and/or maintain a security clearance could result in a U.S. government customer terminating an existing contract or choosing not to renew a contract upon its expiration. If we cannot maintain or obtain the required security clearances for our facilities and our employees, or obtain these clearances in a timely manner, we may be unable to perform certain U.S. government contracts. Lack of required clearances could also impede our ability to bid on or win new U.S. government contracts, which might result in termination of current research activities. This could damage our reputation and our revenue would likely decline, which would adversely affect our business, financial results of operations and our ability to meet our financial obligations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal operating facilities are located in McLean, Virginia and Chicago, Illinois, and consist of 23,823 square feet and 41,778 square feet of office space, held under leases. We also lease approximately 80 additional office facilities totaling 872,820 square feet. Of these, our largest offices are located in Washington, DC; Fairfax, Alexandria, Vienna, Arlington, Norfolk, Suffolk, and Newport News, Virginia; Swissvale and West Conshohocken, Pennsylvania; Huntsville, Alabama; Mystic, Connecticut; Annapolis and Lanham, Maryland; Orlando, Florida; Rome, New York; Iselin, New Jersey; Pascagoula, Mississippi; Fairborn, Ohio; Mt. Clements, Michigan; Boulder, Colorado; Durham, North Carolina; Bath, Maine; San Diego, California; Albuquerque and Los Alamos, New Mexico; and Warrenville, Illinois. We lease 24 laboratory facilities totaling 94,366 square feet, for research functions in connection with the performance of our contracts. Of these, our largest laboratories are located in Durham, North Carolina; Chicago and

Geneva, Illinois; Annapolis Junction and Lanham, Maryland; West Conshohocken, Pennsylvania; and Louisville, Colorado. The lease terms vary from one to ten years, and are generally at market rates.

Aggregate average monthly base rental expense for fiscal years 2008 and 2007 was $1,967,164 and $1,965,488. We periodically enter into other lease agreements that are, in most cases, directly chargeable to current contracts. These obligations are usually either covered by currently available contract funds or cancelable upon termination of the related contracts. We consider our leased space to be adequate for our current operations, and foresee no difficulties in meeting any future space requirements.

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

The suits arose in connection with a steam pipe explosion that occurred on or about April 23, 2004 on a construction site at 17th Street, NW in Washington, D.C. The plaintiffs died, apparently as a result of the explosion. They were employees of the prime contractor on the site, Grunley-Walsh, and the subcontractor, Cherry Hill Construction Company Inc. Grunley-Walsh had a contract with the U.S. General Services Administration (GSA) for construction on 17th Street NW near the Old Executive Office Building in Washington, D.C. Sometime after the award of Grunley-Walsh’s construction contract, Alion was awarded a separate contract by GSA. Alion’s responsibilities on this contract were non-supervisory monitoring of Grunley-Walsh’s activities and reporting to GSA of any deviations from contract requirements.

We intend to defend these lawsuits vigorously. Based on the facts underlying the lawsuits known to us at this time, and our non-supervisory monitoring role at the project site, management believes that the potential for Alion to incur a material loss as a result of these lawsuits is remote. Therefore, management does not believe that these lawsuits will have a material adverse effect upon us, our operations, financial condition, or cash flows.

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

As a government contractor, we may be subject from time to time to federal government inquiries relating to our operations and audits by the Defense Contract Audit Agency. The federal government may suspend or debar from federal contracting for a period of time, contractors found to have violated the False Claims Act, or who have been indicted or convicted of violations of other federal laws. Such an event could also result in fines or penalties. Given Alion’s dependence on federal government contracts, suspension or debarment could have a material adverse effect on our business, financial condition, results of operations, and ability to meet our financial obligations. The Company is not aware of any such pending federal government claims or investigations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to the vote of security holders for the fourth quarter of the fiscal year ended September 30, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities

There is no established public trading market for Alion’s common stock. As of September 30, 2008, the ESOP Trust was the only holder of our common stock.

The ESOP Trustee uses a valuation report prepared by an independent third party to establish the fair value of a share of Alion common stock for all transactions with the Trust. The estimated fair value price per share for transactions with the Trust during the past two fiscal years were based on the values and dates set out below.

Valuation Date	Share Price

September 30, 2008	$38.35
March 31, 2008	$41.00
September 30, 2007	$40.05
March 31, 2007	$43.37

In fiscal year 2008, Alion employees directed approximately $2.7 million in pre-tax salary deferrals and rollovers to the ESOP Trust to purchase beneficial interests in Alion common stock at $38.35 per share. The Company did not use an underwriter and did not pay underwriter discounts or commissions. Alion offered and sold common stock and beneficial interests in the KSOP to eligible employees pursuant to Rule 701 under the Securities Act of 1933, as amended.

There were no other sales of unregistered securities other than sales of unregistered securities already reported by the Company in current reports on Form 8-K.

Dividend Policy

Unlike regular C corporations, S corporations do not pay “dividends, they make “distributions.” The term “distributions” in this context is different from “distributions” to purchase Alion common stock from the KSOP, which are repurchase obligations. We do not expect to make any dividend-type distributions. We currently intend to retain future earnings, if any, for use in the operation of our business. Any determination to pay dividend-type distributions in the future will be at the discretion of our Board of Directors and will depend on our results of operations, financial condition, contractual restrictions and other factors our Board of Directors determines to be relevant, as well as applicable law. The Senior Unsecured Notes, Term B Senior Credit Facility, and the junior subordinated note prohibit us from paying dividend-type distributions without the consent of the respective lenders.

Item 6.	Selected Financial Data

The following table presents selected historical consolidated financial data for Alion for each of the last five fiscal years through September 30, 2008. The information below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this annual report. Consolidated operating data for the years ended September 30, 2008, 2007 and 2006 and consolidated balance sheet data as of September 30, 2008 and 2007 are derived from our audited consolidated financial statements included in this annual report. Consolidated operating data for the years ended September 30, 2005 and 2004 and consolidated balance sheet data as of September 30, 2006, 2005 and 2004 are derived from our audited consolidated financial statements not included in this annual report. Our historical consolidated financial information may not be indicative of our future performance.

Selected Financial Data of Alion Science and Technology Corporation
For Years Ended September 30,

	2008(1)	2007(2)	2006(3)	2005(4)	2004(5)
	(In thousands, except share and per share data)

Consolidated Operating Data:
Contract revenue	$739,482	$737,587	$508,628	$369,231	$269,940
Direct contract expenses	566,408	562,139	381,467	267,241	196,388
Operating expenses	152,117	161,283	129,466	104,081	73,703

Operating income (loss)	20,957	14,165	(2,305)	(2,091)	(151)
Interest expense(6)	47,382	51,226	29,691	38,696	16,212
Net loss	$(25,334)	$(42,770)	$(31,115)	$(40,238)	$(15,111)
Basic and diluted loss per share	$(5.01)	$(8.35)	$(6.19)	$(9.50)	$(4.91)
Basic and diluted weighted-average common shares outstanding	5,057,337	5,121,033	5,029,670	4,235,947	3,074,709
Consolidated Balance Sheet Data at End of Period:
Net accounts receivable	$168,451	$186,660	$150,412	$80,898	$68,949
Total assets	655,946	683,970	650,969	334,249	188,461
Working capital	33,275	60,880	52,284	59,775	30,411
Current portion of long-term debt(7)	11,932	14,541	2,816	1,404	468
Long-term debt, excluding current portion(7)	516,842	533,152	463,743	180,833	99,631
Redeemable common stock warrants	39,996	33,610	35,234	44,590	20,777
Redeemable common stock	200,561	200,768	213,719	184,828	67,321
Accumulated deficit	(276,912)	(260,147)	(221,009)	(164,354)	(57,573)
Other Data:
Depreciation and amortization	$20,715	$21,824	$16,566	$17,771	$13,447
Cash flows provided by (used in):
Operating activities	$29,320	$(5,008)	$(15,678)	$35,140	$5,675
Investing activities	(12,152)	(25,438)	(284,423)	(78,017)	(23,625)
Financing activities	(12,565)	39,375	265,078	75,938	22,173

(1)	There were no significant acquisitions in 2008.

(2)	In July 2007, the Company acquired substantially all assets of LogConGroup, Inc. for $1.7 million plus up to $0.9 million in contingent earn-out obligations over six years. LogConGroup operating results are included in Alion’s results from its July acquisition date.

(3)	Alion completed four acquisitions in 2006. Each acquisition’s results of operations are included in Alion’s operations from its acquisition date. In February 2006, Alion purchased BMH Associates, Inc. for approximately $20.0 million plus $3.0 million additional contingent earn-out obligations over a two year period. Also in February 2006, Alion bought Washington Consulting, Inc. for $18.0 million plus $1.0 million additional contingent earn-out obligations over a two year period. In May 2006, Alion acquired Micro Analysis and Design, Inc. for approximately $16.9 million plus additional contingent earn-out obligations over a two year period. In June 2006, Alion paid Anteon Corporation approximately $221.4 million for a group of assets consisting primarily of customer contracts.

(4)	During 2005, Alion completed four acquisitions. Each acquisition’s results of operations are included in Alion’s results from its acquisition date. In October 2004, Alion purchased substantially all of the assets of Countermeasures Inc. for approximately $2.4 million. In February 2005, Alion acquired METI Corporation for approximately $7.0 million. In February 2005, Alion bought Carmel Applied Technologies, Inc. for approximately $7.3 million plus a maximum three-year earn-out of $8.3 million. In April 2005, the Company acquired JJMA Corporation (JJMA) for approximately $99.8 million including acquisition costs.

(5)	In October 2003, Alion bought Innovative Technology Solutions Corporation for $4.0 million and $1.8 million in subsequent earn outs. In February 2004, Alion acquired Identix Public Sector, Inc. for $8.0 million in cash and $4.3 million of intercompany payables. Each acquisition’s results of operations are included in Alion’s results from its acquisition date.

(6)	Interest Expense includes cash pay interest and non-cash expenses for amortization of original issue discount and debt issue costs, and changes in the value of redeemable stock warrants due to fluctuations in Alion’s share price.

(7)	Current and long-term debt includes senior and subordinated debt net of debt issue costs and original issue discount for redeemable common stock warrants.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of Alion’s financial condition and results of operations should be read together with the consolidated financial statements and the notes to those statements included elsewhere in this annual report. This discussion contains forward-looking statements about our business and operations that involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of the “Risk Factors” described beginning on page 14, and elsewhere in this annual report.

About This Management’s Discussion and Analysis

We organized the following discussion and analysis to:

•	provide an overview of our business;

•	explain the year-over-year trends in our operating results;

•	describe our liquidity and capital resources;

•	explain our critical accounting policies;

•	explain certain of our other obligations; and

•	disclose market and other risks.

Overview

Alion provides scientific, engineering and information technology solutions and expertise to research and develop technological solutions for problems relating to national defense, homeland security and energy and environmental analysis, principally to federal government agencies and, to a lesser extent, to commercial and international customers. Our revenue increased 0.3%, 45.0%, and 37.8% for the years ended September 30, 2008, 2007 and 2006. The following table presents summary operating results and contract backlog data for the past three fiscal years.

	For the Years Ended September 30,
	2008	2007	2006
	(In millions)

Revenue	$739.5	$737.6	$508.6

Net loss	$(25.3)	$(42.8)	$(31.1)

Contract Backlog:
Funded	$340.5	$360.0	$386.0
Unfunded	4,475.8	4,669.0	3,861.0

Total	$4,816.3	$5,029.0	$4,247.0

Alion contracts primarily with the federal government. We expect most of our revenue to continue to come from government contracts, mostly from contracts with the U.S. Department of Defense. The balance of our revenue comes from a variety of commercial customers, and state, local and foreign government customers. The following table reflects, for each fiscal year indicated, the percentage of the Company’s revenue derived from each of its major types of customers:

	For the Years Ended September 30,
	2008		2007		2006
	(In millions)

U.S. Department of Defense	$638.7	86.4%	$642.5	87.1%	$450.5	88.6%
Other Federal Civilian Agencies	48.1	6.5%	45.5	6.2%	30.2	5.9%
Commercial and International	52.7	7.1%	49.6	6.7%	27.9	5.5%

Total	$739.5	100.0%	$737.6	100.0%	$508.6	100.0%

We intend to continue to expand our research offerings in commercial and international markets; however, the expansion, if any, will be incremental. Revenue from commercial and international markets together amounted to approximately 7%, 7% and 6% of total revenues in fiscal year 2008, 2007 and 2006. Our international revenue primarily comes from naval architecture and marine engineering services as well as spectrum management research and software tools.

Most of our revenue comes from services provided by our employees and subcontractors. When we win new business, the key to delivering revenue is through hiring new employees to meet customer requirements, retaining existing employees, and ensuring that we deploy them on revenue-generating contracts. We closely monitor hiring success, attrition trends, and direct labor utilization. Hiring enough employees with appropriate security clearances is a key challenge in growing our business. We try to optimize employee labor content on the contracts we win because we earn higher profits from employee labor services than we do from subcontractor efforts and other contract costs such as the hardware and software we re-sell to customers.

Our mix of contract types (i.e., cost-reimbursement, fixed-price, and time-and-material) affects our revenue and operating margins. A significant portion of our revenue comes from services performed on cost-reimbursement contracts under which customers pay us for approved costs, plus a fee (profit) on the work we perform. We recognize revenue on cost-reimbursement contracts based on actual costs incurred plus a pro-rata share of fees earned. We also have a number of fixed-price government and commercial contracts for which we use the percentage-of-completion method to recognize revenue. Fixed price contracts involve higher financial risks, and in some cases higher margins, because we must deliver the contracted services for a predetermined price regardless of our actual performance costs. Our failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract may reduce the overall fee on the contract or cause a loss. Under time-and-material contracts, customers pay us for labor and related costs at negotiated, fixed hourly rates. We recognize time-and-material contract revenue at contractually billable rates as we deliver labor hours and incur direct expenses. The following table summarizes the percentage of revenues attributable to each contract type for the periods indicated.

	For the Year Ended September 30,
Contract Type	2008		2007		2006*
	(In millions)

Cost-reimbursement	$517.1	69.9%	$514.9	69.8%	$333.3	65.5%
Fixed-price	70.8	9.6%	68.6	9.3%	63.3	12.5%
Time-and-material	151.6	20.5%	154.1	20.9%	112.0	22.0%

Total	$739.5	100.0%	$737.6	100.0%	$508.6	100.0%

*	The 2006 amounts were revised to conform to current presentation of ID/IQ contracts.

Our objective is to continue to grow our revenue both organically and through strategic acquisitions by capitalizing on our skilled work force and our sophisticated solutions competence. From October 2003 through September 2008, the Company completed eleven acquisitions.

Results of Operations

During fiscal year 2006, Alion acquired BMH and WCI in February 2006, MA&D in May 2006 and the Anteon Contracts in June 2006. For fiscal years 2008 and 2007, the Company’s operating results include all fiscal year 2006 acquisitions for the entire year. However, fiscal year 2007 only includes operating results for LogConGroup for ten weeks. Fiscal year 2006 operating results include BMH for 33 weeks, WCI for 31 weeks, MA&D for 19 weeks and the Anteon contracts for 13 weeks. These acquisitions cause significant differences in the Company’s operating results for the periods presented.

Year ended September 30, 2008 Compared to Year ended September 30, 2007

The selected financial information provided in the table below relates to Alion’s financial performance for the year ended September 30, 2008 compared to the year ended September 30, 2007. The following discussion and analysis refers to financial information in the table below and to the Company’s consolidated financial statements provided elsewhere in this annual report on Form 10-K.

	Year Ended September 30,
Selected Financial Information	2008		2007
		%		%
		Revenue		Revenue
	(In millions)

Total revenue	$739.5		$737.6
Material and subcontract revenue	305.9	41.4%	306.8	41.6%
Total direct contract expenses	566.4	76.6%	562.1	76.2%
Major components of direct contract expense:
Direct labor expense	248.4	33.6%	245.8	33.3%
Material and subcontract expense	295.1	39.9%	295.1	40.0%
Other direct expense	22.9	3.1%	21.2	2.9%
Gross profit	173.1	23.4%	175.4	23.8%
Total operating expense	152.1	20.6%	161.3	21.9%
Major components of operating expense:
Indirect personnel and facilities	70.9	9.6%	76.4	10.4%
General and administrative (excluding stock-based compensation)	59.0	8.0%	52.4	7.1%
Stock-based compensation	0.5	0.1%	8.3	1.1%
Depreciation and amortization	20.7	2.8%	21.8	3.0%
Income from operations	$21.0	2.8%	$14.2	1.9%

Contract Revenue. Revenue for the year ended September 30, 2008 increased $1.9 million or 0.3% over the prior year. Alion’s naval architecture and marine engineering revenue increased $16.1 million (5.4%), modeling and simulation revenue increased $15.8. million (28.8%), and industrial technology revenue increased $12.8 million (12.5%) compared to prior year levels. Declines in revenue from environmental-related work ($17.1 million, 24.2%), defense operations ($11.9 million, 7.8%) and IT and spectrum engineering ($13.8 million, 23.1%) offset these increases. Material and Subcontract (M&S) revenue for the year ended September 2008 decreased $0.9 million or 0.3% from the prior year.

Direct Contract Expenses. Direct contract expenses for the year ended September 30, 2008 increased $4.3 million or 0.8% over prior year levels. Direct contract expense was 76.6% and 76.2% of revenue for the years ended September 30, 2008 and 2007. The changes in the major components of direct contract expenses were:

•	Direct labor expense for the year ended September 30, 2008 increased $2.6 million or 1.1% over the year ended September 30, 2007. Direct labor was 33.6% and 33.3% of revenue for fiscal years 2008 and 2007.

•	M&S expense at $295.1 million for fiscal 2008 was unchanged from fiscal 2007 levels and was 39.9% and 40.0% of each year’s revenue. Fiscal year 2008 M&S expense was approximately 96.5% of M&S revenue compared to 96.2% for the prior year.

Gross Profit. Fiscal year 2008 gross profit declined 1.3% or $2.3 million and was 23.4% of revenue compared to 23.8% of revenue for fiscal 2007. Gross profit on M&S work, which typically generates lower margins than direct labor, declined to 3.5% in fiscal 2008 compared to 3.8% in fiscal 2007.

Operating Expenses. Operating expenses for fiscal 2008 decreased $9.2 million or 5.7% over prior year expenses. Current year operating expense was 20.6% of revenue, approximately 1.3% less than the 21.9% of revenue it represented in fiscal year 2007. The changes in the major components of operating expenses were:

•	Indirect personnel and facilities expenses for the year ended September 30, 2008 decreased approximately $5.5 million or 7.2% over the year ended September 30, 2007. We achieved this expense reduction by reducing facility costs by approximately $4.1 million and by increasing labor productivity which reduced indirect labor by approximately $1.5 million. Operating expenses for indirect personnel and facilities were 9.6% and 10.4% of revenue for the years ended September 30, 2008 and 2007.

•	General and administrative (G&A) expense, for fiscal year 2008 decreased approximately $1.2 million or 2.0% compared to fiscal year 2007. Increased expense came from approximately $3.3 million for settlements with senior executives; approximately $1.4 million in legal, accounting and other fees for capital structuring and regulatory filings; approximately $1.2 million for Alion University and human resources programs, and approximately $0.8 million for other administrative expenses. Stock-based compensation expense declined approximately $7.8 million in fiscal 2008 because of a decline in the estimated value of Alion common stock and forfeitures of previously recognized grants. Bad debt expense decreased due to improved collections of accounts receivable.

•	Depreciation and amortization expense for fiscal year 2008 decreased approximately $1.1 million or 5.0% over the year ended September 30, 2007. A $0.5 million increase in depreciation expense for fixed assets partially offset a $1.6 million decline in amortization expense for intangibles. Depreciation and amortization expense was 2.8% and 3.0% of revenue for the years ended September 30, 2008 and 2007.

Operating Income. For the year ended September 30, 2008, income from operations was $21.0 million compared with $14.2 million for the year ended September 30, 2007. The $6.8 million improvement in operating income was the result of reductions in all categories of operating expense.

Other Expense. Other expense for the year ended September 30, 2008 decreased $10.6 million or 18.6% over the prior year. The majority of the changes came from a $3.8 million current year decrease in interest expense, $3.0 million of which was related to non-cash accounting charges and the absence of a $6.2 million loss on extinguishment of the Bridge Loan recorded in fiscal year 2007.

	Year Ended September 30,
	2008	2007
	(In millions)

Interest Expense
Cash Pay Interest
Term B Revolving Credit Facility	$1.9	2.1
Term B Senior Loan	16.5	19.6
Senior Unsecured Notes	25.6	16.6
Bridge Loan	—	6.8
Other cash pay interest and fees	0.4	0.3

Sub-total cash pay interest	44.4	45.4
Deferred and Non- cash Interest
Debt issue costs and other non-cash items	1.7	3.2
Subordinated Note interest	4.0	3.3
Redeemable warrants	(2.7)	(0.7)

Sub-total non-cash interest	3.0	5.8

Total interest expense	$47.4	$51.2

Income Tax Expense. The Company has filed qualified subchapter-S elections for all of its wholly-owned domestic subsidiaries to treat them as disregarded entities for federal income tax purposes. Some states do not recognize the effect of these elections or Alion’s S-corporation status. The Company’s Canadian subsidiary, Alion Science and Technology (Canada) Corporation, accrues a tax liability, as required. For the years ended September 30, 2008 and 2007, the Company recorded income tax benefit of $13 thousand and $10 thousand.

Net Loss. The net loss for fiscal year 2008 was less than the prior year’s loss due to careful expense management and other factors discussed above.

Year ended September 30, 2007 Compared to Year ended September 30, 2006

Significant differences in the results of Alion’s operations for fiscal years 2007 and 2006 arise from the effects of several fiscal year 2006 acquisitions which occurred at various times throughout that year (BMH, WCI, MA&D and Anteon contracts). The following discussion and analysis include references to selected financial information in the table below in conjunction with the Company’s consolidated financial statements provided elsewhere in this annual report on Form 10-K.

	Year Ended September 30,
Financial information	2007		2006
		%		%
		Revenue		Revenue
	(In millions)

Total revenue	$737.6		$508.6
Material and subcontract revenue	306.8	41.6%	172.2	33.9%
Total direct contract expenses	562.1	76.2%	381.5	75.0%
Major components of direct contract expense:
Direct labor expense	245.8	33.3%	202.6	39.8%
Material and subcontract expense	295.1	40.0%	162.3	31.9%
Other direct expense	21.2	2.9%	16.5	3.2%
Gross profit	175.4	23.8%	127.2	25.0%
Total operating expense	161.3	21.9%	129.5	25.5%
Major components of operating expense:
Indirect personnel and facilities	76.4	10.4%	52.1	10.2%
General and administrative (excluding stock-based compensation)	50.5	6.8%	47.4	9.3%
Stock-based compensation	8.3	1.1%	10.7	2.1%
Depreciation and amortization	21.8	3.0%	16.6	3.3%
Operating income (loss)	$14.2	1.9%	$(2.3)	(0.5)%

Contract Revenue. Revenue for the year ended September 30, 2007 increased $229.0 million or 45.0% over prior year revenue. Revenue increased in almost all core business areas with naval architecture and marine engineering revenue up $157.0 million (111.8%) over prior year revenue. Industrial technology revenue increased $45.3 million (78.8%), environmental science related revenue was up $19.9 million (39.1%) and defense operations grew by $14.7 million (10.7%) in fiscal 2007. The loss of the Joint Spectrum Center contract was the principal cause of a $13.3 million drop in IT and wireless communication related revenue.

Fiscal year 2007 Material and Subcontract (M&S) revenue increased $134.6 million or 78.2% over prior year M&S revenue. Acquisitions generated the majority ($118.3 million) of this increase. The Anteon Contracts require significant use of subcontractors on various delivery orders. Existing contracts generated the remaining $16.3 million M&S revenue increase.

Direct Contract Expenses. Direct contract expenses for the year ended September 30, 2007 increased $180.6 million or 47.3% over the prior year and increased to 76.2% of revenue compared with 75.0% for the prior year. Growth of the Secretary of the Air Force Technical and Analytical Support (SAFTAS) contract in 2007 accounted for a portion of Alion’s increased M&S expense. The changes in the major components of direct contract expenses were:

•	Direct labor expense for the year ended September 30, 2007 increased $43.2 million or 21.3% over the year ended September 30, 2006. Direct labor expense was 33.3% and 39.8% of revenue for fiscal years 2007 and 2006. Although direct labor dollars increased as a result of 2006 acquisitions being online for a full year in 2007, the Anteon Contracts utilize a higher proportion of subcontractors leading to a decline in the relative proportion of revenue and expense derived from Alion staff.

•	M&S expense for the year ended September 30, 2007 increased $132.8 million or 81.8% over the year ended September 30, 2006. M&S expense was 40.0% and 31.9% for fiscal years 2007 and 2006. This is primarily a result of increased use of subcontractors. M&S expense increased to 96.2% of M&S revenue in fiscal 2007 compared to 94.3% of M&S revenue in fiscal 2006, primarily as a result of lower profit margins on M&S work on acquired contracts.

Gross Profit. Gross profit for the year ended September 30, 2007 increased $48.2 million or 37.9% over the year ended September 30, 2006 but declined to 23.8% of revenue compared to 25.0% of revenue for the year ended

September 30, 2006. Our acquisitions have led to an increase in M&S work and existing contracts used more subcontractors. M&S costs typically have lower profit margins than direct labor.

Operating Expenses. Operating expenses for the year ended September 30, 2007 increased $31.8 million or 24.6% over the year ended September 30, 2006. Fiscal year 2006 acquisitions drove a $43.0 million increase in operating expenses while existing operations were able to decrease expenses by approximately $11.2 million. Operating expense was 21.9% and 25.5% of revenue for fiscal years 2007 and 2006. The changes in the major components of operating expenses were:

•	Indirect personnel and facilities expenses increased approximately $24.3 million or 46.6% in fiscal 2007 compared to fiscal year 2006, principally for personnel and facilities costs related to the Anteon contract acquisition. Despite the increase, indirect personnel and facility operating expenses were relatively constant at 10.4% and 10.2% of revenue for fiscal years 2007 and 2006.

•	General and administrative (G&A) expense for fiscal year 2007 increased approximately $1.9 million or 3.2% over fiscal year 2006. G&A expenses were 11.9% and 15.9% of revenue for fiscal 2007 and 2006. The percentage decline reflects the economies of scale achieved from Alion’s increased size. Cost increases included: $2.6 million in legal and accounting fees related to issuing the senior unsecured notes; $3.4 million for infrastructure costs to support and integrate prior year acquisitions; $1.1 million in bad debt expense for growth in the Company’s receivables and $0.4 million in legal and accounting fees for the LogConGroup purchase. These increases were offset by a $3.3 million gain on curtailing postretirement medical plan benefits. Stock-based compensation expense declined approximately $2.4 million in fiscal 2007 because of a decline in the estimated value of Alion common stock.

•	Depreciation and amortization expense for fiscal year 2007 increased approximately $5.2 million or 31.3% over fiscal year 2006. This was principally for amortization of contract-related intangibles acquired in 2006. Depreciation and amortization expense was 3.0% and 3.3% of revenue for the years ended September 30, 2007 and 2006.

Operating Income (Loss). Fiscal year 2007 generated $14.2 million in operating income compared with a $2.3 million operating loss in 2006. Increased revenue combined with modest growth in operating expenses (as discussed above) led to a $16.4 million favorable change in operating income.

Other Expense. Other expense for the year ended September 30, 2007 increased $28.2 million or 97.8% over the year ended September 30, 2006:

Interest Expense increased $21.5 million or 72.4% over the year ended September 30, 2006, which was attributable to the following:

	Year Ended September 30,
	2007	2006
	(In millions)

Interest Expense
Cash Pay Interest
Term B Revolving Credit Facility	$2.1	$0.7
Term B Senior Loan	19.6	13.6
Senior Unsecured Notes	16.6	—
Bridge Loan	6.8	4.8
Other cash pay interest and fees	0.3	0.4

Sub-total cash pay interest	45.4	19.5
Deferred and Non- cash Interest Debt issue costs and other non-cash items	3.2	1.8
Subordinated Note interest	3.3	3.2
Redeemable warrants(a)	(0.7)	5.2

Sub-total non-cash interest	5.8	10.2

Total interest expense	$51.2	$29.7

(a)	Reflects change in value assigned to the detachable warrants associated with the Subordinated Note and/or the Mezzanine Note based on the change in the value of Alion common stock and the number of warrants outstanding; the warrants associated with the Mezzanine Note were redeemed on March 28, 2006.

Loss on extinguishment of debt.  In February 2007, the Company paid off the $170.0 million balance under the Bridge Loan Agreement. The Company determined that the pay-off of the Bridge Loan was a debt extinguishment and recognized a $6.2 million loss in fiscal 2007.

Other increased expenses of approximately $0.5 million are attributable to miscellaneous items such as bank fees and charitable donations.

Income Tax Expense. The Company has filed qualified subchapter-S elections for all of its wholly-owned domestic subsidiaries to treat them as disregarded entities for federal income tax purposes. Some states do not recognize the effect of these elections or Alion’s S-corporation status. The Company’s Canadian subsidiary, Alion Science and Technology (Canada) Corporation, accrues a tax liability, as required. The Company recorded a $10,000 income tax benefit and $26,000 of income tax expense for the years ended September 30, 2007 and 2006.

Net Loss. The net loss for the year ended September 30, 2007 increased over the net loss for the year ended September 30, 2006 due to the factors discussed above.

Liquidity and Capital Resources

The Company’s primary liquidity requirements are for debt service, working capital, capital expenditures, and acquisitions. Our principal working capital need is funding accounts receivable, which increase as our business grows. We are funding our current business with cash from operating activities and access to our revolving credit facility. We intend to fund future operations in a similar fashion.

Cash Flows.

The following narrative discusses Alion’s cash flows for the years ended September 30, 2008 and 2007.

Alion lost $17.4 million less in fiscal 2008 than it did in 2007. Operating activities provided $29.3 million in the current year compared with a $5.0 million net use of cash in fiscal 2007, an aggregate improvement of more than $34.3 million. We improved accounts receivable collections by $18.4 million for the year compared to the $35.8 million in receivables we were required to fund in fiscal 2007, a favorable change of more than $54.0 million. Although increases in accounts payable and expense accruals contributed $17.2 million to operating cash flow in 2008, this was $3.8 million less than these items contributed in 2007. We used $5.6 million to reduce interest payable compared to the $11.9 million benefit we obtained in 2007 from unpaid interest accruals. In 2008, reconciling items represented an approximate $0.9 million use of cash, while these adjustments represented a $10.8 million source of operating cash in fiscal 2007.

In fiscal 2008 Alion paid approximately $7.9 million of prior year acquisition obligations — earn outs and holdbacks. We also invested slightly less than $5.0 million in capital assets. In fiscal 2007, we paid nearly $14.8 million for acquisition related obligations, including $1.7 million for the LogConGroup purchase, and invested $10.7 million in capital assets. The higher investment activity in fiscal 2007 was associated with integrating acquisitions and outfitting staff. In all, we used approximately $12.2 million in fiscal 2008 compared to more than $25.4 million in fiscal 2007.

In fiscal 2008, Alion paid down its debt by $15.7 million, retiring the outstanding balance on the revolving credit facility and making $4 million in additional principal payments on its Term B senior loan. ESOP stock sales, loans and share repurchases used approximately $0.7 million in fiscal 2008. The Company paid $0.5 million in fees to amend its Subordinated Note. Alion also received $4.3 million from its interest rate swap which it used to offset its payments for accrued interest described above. In all, we used approximately $12.6 million for financing activities in fiscal 2008.

During fiscal year 2007, Alion sold $250.0 million of Senior Unsecured Notes and used $170.0 million to repay the Bridge Loan and, $53.5 million to pay down Term B senior loan principal. The Company also paid $10.8 million in debt issue costs on various agreements. During the year ended September 30, 2007, Alion borrowed $40.0 million under its revolving credit facility for working capital, primarily to finance accounts receivable. ESOP stock sales and share repurchases consumed $13.6 million in net cash for the year.

Discussion of Debt Structure

The discussion below describes the Term B Senior Credit Facility, as modified by Amendments One through Five and Increments Four and Five; the Subordinated Note as subsequently amended; the previously effective Bridge Loan Agreement and the Senior Unsecured Notes issued and sold by the Company.

Term B Senior Credit Facility

As of September 30, 2008, the Term B Senior Credit Facility consisted of:

•	a senior term loan in the approximate amount of $239.0 million;

•	a $50.0 million senior revolving credit facility approximately $3.5 million of which was allocated to letters of credit and deemed borrowed, but none of which was actually drawn as of September 30, 2008; and

•	a $110.0 million uncommitted incremental term loan “accordion” facility which the Company may be able to access in future subject to satisfying a leverage-based incurrence test.

In August 2004, Alion entered into the Term B Senior Credit Facility with a syndicate of financial institutions for which Credit Suisse serves as arranger, administrative agent and collateral agent, and for which Bank of America serves as syndication agent.

•	In April 2005, the first amendment made certain changes and added $72.0 million in senior term loans to the total Term B Senior Credit Facility debt.

•	In March 2006, the second amendment made certain changes, increased the senior term loan commitment by $68.0 million (drawn in full) and increased the revolving credit commitment from $30.0 million to $50.0 million.

•	In June 2006, the third amendment made certain changes and added $50.0 million in senior term loans to the total Term B Senior Credit Facility debt.

•	In January 2007, the fourth increment added $15.0 million in senior term loans to the total Term B Senior Credit Facility debt.

•	In February 2007, the fourth amendment made certain changes, extended the senior term loan maturity date to February 6, 2013, adjusted the principal repayment schedule to require a balloon principal payment at maturity, and added an incurrence test as an additional condition precedent to Alion’s ability to borrow additional funds.

•	In July 2007, the fifth increment added $25.0 million in senior term loans to the Term B Senior Credit Facility.

•	On September 30, 2008, the fifth amendment made certain changes.

(a)	It increased the interest rate by 350 basis points to a minimum Eurodollar interest rate of 3.50% plus 600 basis points, and a minimum alternate base rate of 4.50% plus 500 basis points.

(b)	If the Company refinances, replaces or extends the maturity of its existing revolving line of credit with an interest rate spread which is more than 50 basis points higher than the then-current interest rate spread applicable to the Company’s senior term loan, Alion’s interest rate spread would increase by the difference between the higher revolving credit facility interest rate spread and 50 basis points.

(c)	Alion is required to use all (formerly half) of excess annual cash flow to prepay outstanding senior term loans.

(d)	It amended financial covenants to provide Alion flexibility through September 30, 2009.

(e)	It restricts the Company’s ability to pay the CEO or COO for previously awarded shares of phantom stock.

(f)	It permits Alion to incur additional second lien debt, subject to certain conditions.

The Term B Senior Credit Facility requires the Company to repay one percent of the principal balance of the senior term loan during each of the next five fiscal years in equal quarterly installments of approximately $0.6 million through December 31, 2012 and to repay the remaining outstanding balance of approximately $229.3 million on February 6, 2013.

Under the senior revolving credit facility, Alion may request up to $40.0 million in letters of credit and may borrow up to $5.0 million in swing line loans for short-term borrowing needs. The Company must pay all principal obligations under the senior revolving credit facility in full no later than August 2, 2009.

Alion may prepay all or any portion of its Term B debt in minimum increments of $1 million, generally without penalty or premium, except for customary breakage costs associated with pre-payment of Eurodollar-based loans. If the Company issues certain permitted debt, or sells, transfers or disposes of certain assets, it must use all net proceeds to repay any Term B loan amounts outstanding. To the extent Alion has excess cash flow for any fiscal year, it must use all of it to repay Term B loan amounts outstanding.

If the Company borrows any additional term loan, including an incremental term loan facility, and certain terms of such loan are more favorable to the new lenders than existing terms under the Term B Senior Credit Facility, the applicable interest rate spread on the senior term loans can increase. As a result, additional term loans could increase the Company’s interest expense under its existing term loans. Certain of the Company’s subsidiaries (HFA, CATI, METI, JJMA, BMH, WCI, WCGS and MA&D) guaranteed the Company’s obligations under the Company’s Term B Senior Credit Facility.

Use of Proceeds. In August 2004, the Company borrowed $50.0 million through the senior term loan under the Term B Senior Credit Facility. Alion used approximately $47.2 million to retire its existing LaSalle Bank senior term loan and revolving credit facility and paid approximately $2.8 million in transaction fees. In October 2004, the Company borrowed approximately $22.0 million under the senior term loan to retire its existing $19.6 million mezzanine note and to pay approximately $2.4 million in accrued unpaid interest and prepayment premium. In April 2005, the Company borrowed $72.0 million in an incremental term loan under the Term B Senior Credit Facility. Alion used approximately $58.7 million of the proceeds to pay part of the JJMA acquisition price, and approximately $1.3 million for term loan transaction fees. The Company used approximately $12.0 million for part of the BMH acquisition price. In March 2006, Amendment Two made $68.0 million of term loans available to the Company. Alion used approximately $16.5 million of these term loan proceeds to pay part of the WCI acquisition price, and approximately $13.6 million to redeem mezzanine warrants held by IIT and the CEO. In May 2006, the Company used $15.0 million of Amendment Two incremental term loan proceeds for part of the MA&D acquisition price. In June 2006, the Company borrowed $21.0 million in Amendment Two incremental term loans and $50.0 million in Amendment Three incremental term loans to pay part of the Anteon Contracts acquisition price. In January 2007, Alion paid a $0.3 million fee to borrow $15.0 million under Increment Four to pay down part of its outstanding senior revolving credit facility balance. In July 2007, Alion paid a $0.5 million fee to borrow $25.0 million under Increment Five to pay down part of its outstanding senior revolving credit facility balance.

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

Security. The Term B Senior Credit Facility is secured by a security interest in all of the Company’s current and future tangible and intangible property, as well as all of the current and future tangible and intangible property of the Company’s subsidiaries, HFA, CATI, METI, JJMA, BMH, WCI, WCGS and MA&D.

Interest and Fees. Under the Term B Senior Credit Facility, at the Company’s election, the senior term loan and the senior revolving credit facility can each bear interest at either of two floating rates based on either a Eurodollar base or an alternative base rate (ABR).

From April 2005 the senior term loans have been at the Eurodollar rate and the senior revolving credit facility has been at the ABR rate. As of September 30, 2008, the Eurodollar rate on the senior term loan was 5.49 percent (2.99 percent plus 2.50 percent Eurodollar spread) and the ABR rate was 6.75 percent (5.00 percent plus 1.75 percent spread).

From October 1, 2007 through September 29, 2008, the interest rate on Alion’s revolving credit facility depended on the Company’s leverage ratio and whether the Company chose a Eurodollar or alternate base rate loan. The table below sets out the leverage-based interest rate spreads for Eurodollar, and prime rate and federal funds rate based ABR loans.

		Federal Funds ABR
		Spread	Prime Rate ABR
Leverage Ratio	Eurodollar Spread	(in basis points)	Spread

Category 1	275	225	175
Greater than or equal to 3.00 to 1.00
Category 2	250	200	150
Greater than or equal to 2.50 to 1.00 but less than 3.00 to 1.00
Category 3	225	175	125
Greater than or equal to 2.00 to 1.00 but less than 2.50 to 1.00
Category 4	200	150	100
Less than 2.00 to 1.00

As of September 30, 2008, the minimum interest rate on Alion’s term loan and revolving credit facility is 9.50% and no longer depends on the Company’s leverage ratio. The Eurodollar rate interest rate is 600 basis points plus a 3.5% minimum interest rate. The alternate base rate is 500 basis points plus a 4.5% minimum interest rate.

Interest Rate Swap. On January 30, 2008, Alion executed an interest rate swap with one of its lenders to convert floating rate interest payable on a portion of its Term B senior term loan to a fixed rate, and to shift the timing of some net interest payments related to its Term B senior term loan. The swap agreement has a notional principal of $240 million and expired on November 1, 2008. Alion was required to pay interest semi-annually at 6.52% on May 1 and November 1, 2008. The swap called for the Company to receive floating rate interest payments quarterly on February 1, May 1, August 1 and November 1, 2008, at the London Interbank Offering Rate plus 250 basis points. The floating interest rate was 7.31813% for the six months ended May 1, 2008. On April 29, 2008, the floating rate reset to 5.48625% for the six months ending November 1, 2008. All swap payments were net cash settled.

Other Fees and Expenses. Each quarter Alion is required to pay a commitment fee equal to 50 basis points per year on the prior quarter’s daily unused balances of the revolving credit facility and the senior term loan. As of September 30, 2008, the senior term loan was fully utilized and $46.5 million of the revolving credit facility was unused with approximately $3.5 million allocated for letters of credit. For the year ended September 30, 2008, the Company paid no commitment fee for the senior term loan and a fee of $0.1 million for the revolving credit facility.

In addition to issuance and administrative fees, Alion is required to pay a fronting fee not to exceed 25 basis points for each letter of credit issued. Each quarter Alion is required to pay interest in arrears at the revolving credit facility rate for all outstanding letters of credit. The Term B Senior Credit Facility also requires the Company to pay an annual agent’s fee.

Financial Covenants. The Term B Senior Credit Facility requires the Company to meet certain financial performance covenants over the life of the facility. For the years ended September 30, 2008 and 2007, the Company was in compliance with the Term B Senior Credit Facility financial covenants.

The Term B Senior Credit Facility includes other covenants which, among other things, restrict the Company’s ability to do the following without the prior consent of syndicate bank members that have extended more than 50 percent of the aggregate amount of all loans then outstanding under the Term B Senior Credit Facility:

•	incur additional indebtedness other than permitted additional indebtedness after satisfying a senior secured leverage-based incurrence test;

•	consolidate, merge or sell all or substantially all of the Company’s assets;

•	make certain loans and investments including acquisitions of businesses, other than permitted acquisitions;

•	pay dividends or distributions other than distributions needed for the ESOP to satisfy its repurchase obligations and certain payments required under the Company’s equity based incentive plans;

•	enter into certain transactions with the Company’s shareholders and affiliates;

•	enter into certain transactions not permitted under ERISA;

•	grant certain liens and security interests;

•	enter into sale and leaseback transactions;

•	change lines of business;

•	repay subordinated indebtedness before it is due and redeem or repurchase certain equity;

•	pay certain earn-outs in connection with permitted acquisitions;

•	make payments to directors, officers, and employees of the Company or its subsidiaries in connection with warrants, stock appreciation rights, phantom stock plans or similar incentives or equity-based incentives in excess of $20 million in the aggregate; or

•	use the proceeds of the Company’s borrowings other than as permitted by the Term B Senior Credit Facility.

Events of Default. The Term B Senior Credit Facility contains customary events of default including, without limitation:

•	payment default;

•	breach of representations and warranties;

•	uncured covenant breaches;

•	default under certain other debt exceeding an agreed amount;

•	bankruptcy and insolvency events;

•	notice of debarment, suspension or termination under a material government contract;

•	certain ERISA violations;

•	unstayed judgments in excess of an agreed amount;

•	failure of the subordinated note to remain subordinated to the Term B Senior Credit Facility;

•	failure of any guarantee of the Term B Senior Credit Facility to be in effect;

•	failure of the security interests to be valid, perfected first priority security interests in the collateral;

•	failure of the Company to remain an S-corporation;

•	imposition on the ESOP Trust of certain taxes in excess of an agreed amount;

•	final determination the ESOP is not a qualified plan;

•	incurrence of a civil or criminal liability in excess of $5 million of the Company or any subsidiary arising from a government investigation;

•	actual termination of a material contract due to alleged fraud, willful misconduct, negligence, default or any other wrongdoing; or

•	change of control (as defined below).

For purposes of the Term B Senior Credit Facility, a change of control generally occurs when, before Alion lists its common stock to trade on a national securities exchange and the Company obtains net proceeds from an underwritten public offering of at least $30.0 million, the ESOP Trust fails to own at least 51 percent of the Company’s outstanding equity interests, or, after the Company has such a qualified public offering, any person or group other than IIT or the ESOP Trust owns more than 37.5 percent of the Company’s outstanding equity interests. A change of control may also occur if a majority of the seats (other than vacant seats) on Alion’s Board of Directors shall at any time be occupied by persons who were neither nominated by the board nor were appointed by directors so nominated. A change of control may also occur if a change of control occurs under any of Alion’s material indebtedness including the Company’s Indenture or under Alion’s subordinated note related warrants.

Bridge Loan Agreement

In June 2006, the Company entered into a Bridge Loan Agreement with Credit Suisse and borrowed $170 million (the Bridge Loan). Certain of the Company’s subsidiaries guaranteed the Bridge Loan Agreement. The Company used the proceeds from the Bridge Loan to pay part of the cost of acquiring the Anteon Contracts. In February 2007, the Company used a majority of the proceeds from the Senior Unsecured Notes to repay the Bridge Loan.

Subordinated Note — Redeemable Common Stock Warrants

In December 2002, Alion issued a $39.9 million Subordinated Note to IITRI as part of the purchase price for substantially all of IITRI’s assets. In July 2004, IIT acquired the Subordinated Note and related warrant agreement from IITRI. In June 2006, the Company and IIT agreed to increase the interest rate on the Subordinated Note for two years from December 2006 through December 2008. In August 2008, the Company and IIT amended the

Subordinated Note to: extend the maturity date of the Subordinated Note to August 2013; require Alion to re-pay $3.0 million in principal in November 2008, 2009 and 2010, and $2.0 million in November 2011; and require Alion to pay cash interest at 6% rather than 16%, along with 10% in non-cash interest to be added to principal. The amended Subordinated Note agreement prohibits Alion from redeeming vested phantom stock held by the Chief Executive Officer and Chief Operating Officer unless the Company timely makes its scheduled principal payment each year. The Company paid IIT a $0.5 million amendment fee.

Up to and including December 2008, interest on the Subordinated Note was payable quarterly in arrears by issuing paid-in-kind (PIK) notes maturing at the same time as the Subordinated Note. The interest rate was 6.0% from December 2002 through December 2006; approximately 6.4% from December 2006 to December 2007; and approximately 6.7% from December 2007 to December 2008. After December 2008, interest is still payable quarterly in arrears, 6% to be paid in cash and 10% to be paid in PIK notes due August 2013. Existing and future PIK notes defer related cash interest expense on the Subordinated Note. Over the term of the Subordinated Note, Alion will issue approximately $41.4 million in PIK notes. In addition to the principal payments required each November from 2008 through 2011, Alion is required to pay a total of $70.3 million in principal and PIK notes in August 2013.

In December 2002, the Company issued 1,080,437 detachable, redeemable common stock warrants at an exercise price of $10.00 per share. Alion issued the warrants to IITRI in connection with the Subordinated Note. The Company recognized approximately $7.1 million for the initial fair value of the warrants as original issue debt discount to the $39.9 million face value of the Subordinated Note. The Subordinated Note warrants were originally exercisable until December 2010. In June 2004, IITRI transferred the warrants to IIT.

In August 2008, Alion amended and restated the original warrants and issued an additional 550,000 redeemable common stock warrants at an exercise price of $36.95 per share. The Company issued the second set of warrants to IIT in connection with the amendment of the Subordinated Note. The new warrants are exercisable from April 2009 to September 2013 at the then-current fair value per share of Alion common stock, less the exercise price. The original warrants are exercisable currently and through September 2013. The Company recognized approximately $10.3 million in debt issue costs for the fair value of the September 2008 warrants and the amendment to the December 2002 warrants.

Alion has classified the warrants as debt instruments and not equity, in accordance with EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’ Own Stock. The Company recognizes interest expense for changes in the fair value of the warrants which had an aggregate estimated fair value of $40.0 million as of September 30, 2008.

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

Change of Control. Upon a change in control, each Senior Unsecured Note holder has the right to require Alion repurchase its notes in cash for 101% of principal plus accrued and unpaid interest. Any of the following events constitutes a change in control:

•	subject to certain exceptions, a person, other than the ESOP Trust, is or becomes the beneficial owner, directly or indirectly, of more than 35% of the total voting power or voting stock of Alion;

•	individuals who constituted Alion’s board of directors on the date the Senior Unsecured Notes were issued, cease for any reason to constitute a majority of the Company’s board of directors;

•	the adoption of a plan relating to Alion’s liquidation or dissolution; and

•	subject to certain exceptions, the merger or consolidation of the Company with or into another person or the merger of another person with or into the Company, or the sale of all or substantially all the assets of Alion to another person.

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

Exchange Offer; Registration Rights. The Company filed a registration statement with the SEC offering to exchange the Senior Unsecured Notes for publicly registered notes. The registration statement was declared effective May 10, 2007; the exchange offer closed June 20, 2007; all outstanding notes were exchanged for publicly registered notes. During the next seven fiscal years the Company expects that at a minimum, it will have to make the estimated interest and principal payments set forth below.

	7-Fiscal Year Period ($ In thousands)
	2009	2010	2011	2012	2013	2014	2015

Bank revolving credit facility
- Interest(1)	$1,150	$1,150	$970	$511	$559	$250	$250
Senior Term Loan
- Interest(2)	22,935	22,701	24,760	27,993	11,383	—	—
- Principal(3)	2,433	2,433	2,433	2,433	229,298	—	—
Interest Rate Swap(4)	4,647	—	—	—	—	—	—
Senior Unsecured Notes
- Interest	25,625	25,625	25,625	25,625	25,625	25,625	12,813
- Principal	—	—	—	—	—	—	250,000
Subordinated Note
- Interest	2,447	3,223	3,369	3,594	3,332	—	—
- Principal	3,000	3,000	3,000	2,000	70,311	—	—

Total cash - pay interest	56,804	52,699	54,724	57,723	40,899	25,875	13,063
Total cash - pay principal	5,433	5,433	5,433	4,433	299,609	—	250,000

Total	$62,237	$58,132	$60,157	$62,156	$340,508	$25,875	$263,063

(1)	Alion anticipates regularly accessing a $50.0 million revolving credit facility to finance working capital needs. The present revolving credit facility matures in August 2009. The Company expects to replace it with a similar facility for working capital needs at least through 2013. Alion estimates the average revolver balance will be $10.0 million for fiscal year 2009; $10.0 million for fiscal year 2010, $8.0 million for 2011, $2.5 for 2012 and 2013 and minimal thereafter. Interest expense includes estimated fees for the unused balance of a $50.0 million revolving credit facility. The Company estimates the effective average cash-pay interest rate, excluding fees for the unused balance on the revolver, will be 9.9% for all periods presented.

(2)	Alion estimates the average annual senior term loan balance under the Term B Senior Credit Facility will be: $237.8 million, $235.3 million, $232.9 million, $230.4 million, and $114.6 million for fiscal years 2009 through 2013. The senior term loan matures February 2013. The Company expects it will need to refinance the Term B Senior term loan before it matures and forecasts interest expense to continue at levels similar to prior years. Based on an estimated LIBOR rate plus the Credit Suisse Eurodollar spread, Alion estimates the effective annual interest rates for the fiscal years 2009 through 2013 will be approximately 9.6%, 9.6%, 10.6%, 12.1%, and 13.9%. Interest expense includes estimated senior term loan commitment fees.

(3)	The Term B Senior Credit Facility requires Alion to repay approximately 1.0 percent of the principal balance outstanding under the senior term loan annually. On a cumulative basis, Alion will pay approximately 4.3% of the principal through the first quarter of fiscal year 2013. The remaining principal balance is due on February 6, 2013, the senior term loan maturity date. The table reflects the balance drawn of $239.0 million as of

September 30, 2008, resulting in approximately $2.4 million in each of fiscal years 2009 through 2012, approximately $0.6 million for the first quarter of fiscal year 2013, and the remaining principal balance of approximately $229.3 million on February 6, 2013. If Alion generates certain excess cash flow in a given fiscal year, issues or incurs certain debt or sells certain assets, the Term B Senior Credit Facility requires the Company to prepay a portion of the principal. As of September 30, 2008, no mandatory prepayments are due.

(4)	The interest rate swap has one remaining net settlement on November 1, 2008. Alion paid approximately $4.6 million on November 1, 2008 based on a floating rate of 5.49% and a fixed rate of 6.52%.

Contingent Obligations

Earn-outs

The Company has earn-out commitments related to the following acquisitions:

					Amount	Amount
Acquisition		Maximum	Expiration	Basis of	paid in	to be paid in
Date	Business Unit	Earn-out	Date	Earn-outs	FY2008	FY2009 *

2/10/06	BMH	6.00M	12/31/07	Business unit revenue	$3.0	—
2/24/06	WCI	2.60M	9/30/07	Business unit revenue	$1.0	—
7/20/07	LogConGroup	0.90M	7/20/13	Business unit revenue	—	$0.1M

*	Amounts accrued as of September 30, 2008.

Alion’s LogConGroup earn-out obligation continues through September 2013. The earn-out cannot exceed $0.9 million based on revenue from potential logistics contracts. Alion recognized a $50,000 earn-out for this acquisition in fiscal 2008. Management believes realization of this earn-out will not have a material effect on Alion’s financial position, results of operations, or liquidity. No other acquisition related earn-out obligations remain. The Company paid approximately $7.9 million to satisfy its acquisition-related obligations for the year ended September 30, 2008.

Other Contingent obligations which will impact the Company’s cash flow

Other contingent obligations which will impact Alion’s cash flow include:

•	IIT’s Subordinated Note warrant put rights;

•	Stock based compensation plan obligations; and

•	KSOP share repurchases and diversification options.

As of September 30, 2008, Alion had spent a cumulative total of $62.4 million to repurchase shares of its common stock to satisfy ESOP distribution requests from former employees and Plan beneficiaries. Starting this year, the Company changed its prior practice of immediately paying out all distribution requests in full. In March 2008, Alion began paying ESOP beneficiaries over the five-year distribution period permitted by ERISA and the terms of the Plan. Alion intends to continue this practice for the foreseeable future in part to offset the cash flow effects of annual employee diversification requests that began this year which are also expected to continue for the foreseeable future.

	Number of Shares		Total Value
Date	Repurchased	Share Price	Purchased

June 2003	5,248	$11.13	$58
July 2003	2,696	$11.13	30
December 2003	50,031	$14.71	736
May 2004	117	$16.56	2
June 2004	727	$16.56	12
June 2004	743	$16.56	12
July 2004	48,309	$16.56	800

	Number of Shares		Total Value
Date	Repurchased	Share Price	Purchased

December 2004	46,816	$19.94	934
March 2005	5,691	$19.94	113
June 2005	45,846	$29.81	1,367
August 2005	1,090	$33.78	37
September 2005	170,657	$33.78	5,765
December 2005	211,537	$35.89	7,592
June 2006	273,800	$37.06	10,147
July 2005	32,420	$37.06	1,202
August 2006	1,747	$37.06	65
December 2006	2,243	$41.02	92
January 2007	14	$41.02	1
February 2007	157,320	$41.02	6,453
March 2007	73	$41.02	3
May 2007	238	$43.37	10
June 2007	152	$43.37	7
July 2007	276,877	$43.37	12,008
August 2007	251,248	$43.37	10,897
September 2007	15	$43.37	1
October 2007	90	$40.05	4
December 2007	210	$40.05	8
February 2008	648	$40.05	26
March 2008	19,961	$40.05	799
March 2008	10,011	$41.00	410
April 2008	60	$40.05	2
July 2008	306	$41.00	13
September 2008	68,009	$41.00	2,789

Total	1,684,950		$62,395

Alion believes cash flow from operations and cash available under current and anticipated revolving credit facilities will provide sufficient capital to fulfill current business plans and fund working capital needs for at least the next 24 months. The Company intends to focus on organic growth, margin improvement and process improvement and expects to continue improving cash flow from operations through more frequent electronic invoicing. Although Alion expects to have positive cash flow from operations, it will need to generate significant additional revenue beyond current levels and earn net income in order to repay principal and interest on the Term B Senior Credit Facility, the Senior Unsecured Notes, the Subordinated Note and Warrants, and to meet ESOP repurchase and diversification obligations.

The Term B Senior Credit Facility and the Indenture governing the Senior Unsecured Notes allow Alion to make certain permitted acquisitions, and the Company intends to use financing available under the Term B Senior Credit Facility to do so. Alion will need to replace its existing revolving credit facility prior to August 2009, and plans to refinance the Term B senior term loan before it matures. The Company is uncertain whether it will be able to refinance these obligations or if refinancing terms will be favorable. If Alion is unable to refinance the Term B senior term loan, it will not have sufficient cash from operations to satisfy all of its obligations. If plans or assumptions change, if assumptions prove inaccurate, if Alion consummates additional or larger investments in or acquisitions of other companies than are currently planned, if the Company experiences unexpected costs or competitive pressures, or if existing cash and projected cash flow from operations prove insufficient, the Company may need to obtain greater amounts of additional financing and sooner than expected. While Alion intends only to enter into new financing or refinancing it considers advantageous, given the current state of the credit markets, the Company cannot be certain sources of financing will be available in the future, or, if available, that financing terms would be favorable.

The following table summarizes the contractual and other forecasted long-term debt obligations the Company is legally obligated to pay.

	Payments Due by Fiscal Year
	Total	2009	2010	2011	2012	2013	Thereafter
	(In thousands)

Contractual Obligations:
Long-term debt(1)	$872,128	$62,237	$58,132	$60,157	$62,156	$340,508	$288,938
Lease Obligations	115,396	24,319	20,480	17,878	14,103	12,958	25,658

Total contractual obligations	$987,524	$86,556	$78,612	$78,035	$76,259	$353,466	$314,596

(1)	Includes interest payments and forecasted debt obligations.

Off-Balance Sheet Financing Arrangements

The Company accounts for operating leases entered into in the routine course of business in accordance with Statement of Financial Accounting Standards (SFAS) 13, Accounting for Leases. The Company has no off-balance sheet financing arrangements other than its operating leases. The Company has no relationship with any unconsolidated or special purpose entity, nor has it issued any guarantees.

Summary of Critical Accounting Policies

Revenue Recognition

Alion derives its revenue from delivering technology services under a variety of contracts. Some contracts provide for reimbursement of costs plus fees; others are fixed-price or time-and-material type contracts. The Company generally recognizes revenue when a contract has been executed, the contract price is fixed or determinable, delivery of services or products has occurred and collectability of the contract price is considered reasonably assured.

Alion recognizes revenue on cost-reimbursement contracts as it incurs costs and includes estimated fees earned. The Company recognizes time-and-material contract revenue at negotiated, fixed, contractually billable rates as it delivers labor hours and incurs other direct expenses. Alion uses various performance measures under the percentage of completion method to recognize revenue for fixed-price contracts. Estimating contract costs at completion and recognizing revenue appropriately involve significant management estimates. Actual costs may differ from estimated costs and affect estimated profitability and timing of revenue recognition. From time to time, facts develop that require Alion to revise estimated total costs or expected revenue. Alion records the cumulative effect of revised estimates in the period in which the facts requiring revised estimates become known. Alion recognizes the full amount of anticipated losses on any type of contract in the period in which it becomes known. For each of the periods presented, the cumulative effects of revised estimates were immaterial to the Company’s financial performance. Revised estimates did not generate any anticipated losses for any period presented. There were no cost overruns on fixed price contracts that materially affected financial performance in any of the periods presented.

Contracts with agencies of the federal government are subject to periodic funding by the contracting agency concerned. A contract may be fully funded at its inception or ratably throughout its period of performance as services are provided. If the Company determines contract funding is not probable, it defers revenue recognition until realization is probable. Contract costs on federal government contracts are subject to audit by the federal government and adjustment through negotiations between the Company and government representatives. The government considers Alion a major contractor and maintains an office on site to perform various audits. The government has audited all of the Company’s federal government contract indirect costs through fiscal year 2004. Indirect rates have been negotiated and settled through fiscal year 2003. Settlement had no material adverse effect on the Company’s results of operations or cash flows. The Company submitted its fiscal year 2006 and 2007 indirect expense rates to the government in March 2007 and 2008 and expects to submit its fiscal year 2008 indirect expense rates in March 2009. The Company has recorded revenue on federal government contracts in amounts it expects to realize.

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

The Company generates software-related revenue from licensing software and providing services. In general, professional services are essential to the functionality of the solution sold and the Company applies the percentage of completion method, as prescribed by AICPA SOP 81-1, Accounting for Performance on Construction-Type and Certain Production-Type Contracts, to recognize revenue.

Goodwill and Intangible Assets

Alion assigns the purchase price it pays to acquire the stock or assets of an entity to the net assets acquired based on the estimated fair value of the assets acquired. Goodwill is the purchase price in excess of the estimated fair value of the tangible net assets and separately identified intangible assets acquired. Purchase price allocations for acquisitions involve significant estimates and management judgments may be adjusted during the purchase price allocation period.

The Company accounts for goodwill and other intangible assets in accordance with the provisions of SFAS No. 142. Alion is required to review goodwill at least annually for impairment or, more frequently if events and circumstances indicate goodwill might be impaired. The Company performs its annual review at the end of each fiscal year. Alion is required to recognize an impairment loss to the extent that its goodwill carrying amount exceeds fair value. Evaluating any impairment to goodwill involves significant management estimates. To date, these annual reviews have resulted in no adjustments. The Company operates in one segment and tests goodwill at the reporting unit level. The Company’s review consists of two steps. First, the Company estimates goodwill fair value based on the estimated fair value of Alion common stock and compares it to the goodwill carrying amount. Management estimates the fair value price per share of Alion common stock based on a valuation performed by an independent, third-party firm. Second, if the goodwill carrying amount exceeds its fair value, the Company recognizes an impairment loss to the extent the carrying amount of goodwill exceeds its implied fair value. The implied fair value of goodwill is determined by allocating the fair value in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the goodwill.

As of September 30, 2008, the Company has goodwill of approximately $398.9 million, subject to annual impairment review. As of September 30, 2008, the Company has a recorded net intangible asset balance of approximately $41.2 million, composed primarily of purchased contracts from the JJMA, BMH, WCI, MA&D and Anteon contract acquisitions. The intangible assets have an estimated useful life of one to thirteen years and are amortized as economic benefits are consumed.

Redeemable Common Stock

Alion’s outstanding shares of common stock are redeemable equity securities because eventual redemption of shares of Alion common stock is outside the Company’s control. Alion is required to increase or decrease the reported value of its outstanding common stock to reflect the estimated redemption value at each reporting date based on management’s estimated fair value price per share. Alion records changes in the reported value of its outstanding common stock through an offsetting charge or credit to accumulated deficit. Management uses a valuation prepared by an independent, third party appraiser selected by the ESOP Trustee to estimate the fair value price per share of Alion common stock.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157 (SFAS 157), “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements (except leases), but does not require any new fair value measurements. SFAS 157 establishes a hierarchy to classify the inputs used in measuring fair value and requires disclosure of the level in the fair value hierarchy applicable to an entity’s fair value measurements. On February 12, 2008, the FASB deferred the effective date for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. For the fiscal year beginning October 1, 2008, the Company will be required to implement SFAS 157 for financial assets and liabilities, and for any other assets and liabilities carried at fair value in the financial statements. The Company does not expect adopting SFAS 157 for financial assets and liabilities will have a material impact on its consolidated financial statements. At this time the Company is evaluating the impact of adopting SFAS 157 for nonfinancial assets and liabilities.

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

Interest rate risk

The Company is exposed to interest rate risk principally for debt incurred to finance its acquisitions, its periodic borrowings and related debt amendments, and re-financings. The balance on the $50.0 million senior revolving credit facility bears interest at variable rates currently based on Credit Suisse’s (CS) prime rate plus a maximum spread of 500 basis points. The balance on the Senior Secured Term B Loan bears interest at variable rates currently tied to the Eurodollar rate plus 600 basis points. Such variable rates increase the risk that interest charges will increase materially if market interest rates increase. The current interest rate spreads exceed the spreads that were in effect in fiscal year 2008. The approximate impact of a 1% increase in the interest rate, as applied to principal balances drawn under the Senior Secured Term B Credit Facility would be $2.4 million, $2.4 million, $2.3 million, $2.3 million, and $1.1 million for years ending September 30, 2009 through 2013.

The Company does not use derivatives for trading purposes. It invests its excess cash in short-term, investment grade, and interest-bearing securities.

Foreign currency risk

Expenses and revenues from international contracts are generally denominated in U.S. dollars. Alion does not believe operations are subject to material risks from currency fluctuations.

Risk associated with value of Alion common stock

Changes in the fair market value of Alion’s common stock affect the economic basis for the Company’s estimated Subordinated Note warrant liability. The value of the warrant liability would increase by approximately $5.7 million if the price of the Company’s stock were to increase by 10% and would decrease by approximately $5.6 million if the price of the Company’s stock were to decrease by 10%. Such changes would be reflected in interest expense in Alion’s consolidated statements of operations.

Changes in the fair market value of Alion’s stock also affect the Company’s estimated KSOP share repurchase obligations and stock-based compensation obligations under existing phantom stock and stock appreciation rights plans. Several factors affect the timing and amount of these obligations, including: the number of employees who seek to redeem shares of Alion stock following termination of employment, and the number of employees who exercise their rights under the stock appreciation and phantom stock programs during any particular time period.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Alion Science and Technology Corporation
McLean, Virginia

We have audited the accompanying consolidated balance sheets of Alion Science and Technology Corporation and subsidiaries (the “Company”) as of September 30, 2008 and 2007, and the related consolidated statements of operations, redeemable common stock and accumulated deficit, and cash flows for each of the three years in the period ended September 30, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(b). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alion Science and Technology Corporation and subsidiaries as of September 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
December 18, 2008

ALION SCIENCE AND TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2008	2007
	(In thousands, except share
	and per share information)

Current assets:
Cash and cash equivalents	$16,287	$11,684
Accounts receivable, net	168,451	186,660
Stock subscriptions receivable	2,669	3,378
Prepaid expenses and other current assets	3,135	3,634

Total current assets	190,542	205,356
Property, plant and equipment, net	18,601	19,552
Intangible assets, net	41,248	55,659
Goodwill	398,871	395,926
Other assets	6,684	7,477

Total assets	$655,946	$683,970

Current liabilities:
Interest payable	$6,543	$12,111
Current portion, Term B senior term loan payable	2,389	2,430
Interest rate swap liability	4,629	—
Current portion of subordinated note payable	3,000	—
Current portion, acquisition obligations	50	4,832
Trade accounts payable	57,164	46,104
Accrued liabilities	39,227	33,238
Accrued payroll and related liabilities	41,557	43,702
Billings in excess of costs and estimated earnings on uncompleted contracts	2,708	2,059

Total current liabilities	157,267	144,476
Notes payable to bank	—	9,250
Term B senior term loan payable, excluding current portion	229,831	238,356
Senior unsecured notes	244,355	243,483
Subordinated note payable	42,656	51,313
Accrued compensation, excluding current portion	11,305	15,483
Accrued postretirement benefit obligations	627	1,175
Non-current portion of lease obligations	6,260	6,203
Redeemable common stock warrants	39,996	33,610
Redeemable common stock, $0.01 par value, 8,000,000 shares authorized, 5,229,756 and 5,012,934 shares issued and outstanding at September 30, 2008 and September 30, 2007	200,561	200,768
Accumulated other comprehensive loss	(36)	—
Accumulated deficit	(276,876)	(260,147)

Total liabilities, redeemable common stock and accumulated deficit	$655,946	$683,970

See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2008	2007	2006
	(In thousands, except share and
	per share information)

Contract revenue	$739,482	$737,587	$508,628
Direct contract expense	566,408	562,139	381,467

Gross profit	173,074	175,448	127,161

Operating expenses:
Indirect contract expense	40,050	43,972	29,907
Research and development	988	2,379	2,025
General and administrative	59,484	60,698	58,760
Rental and occupancy expense	30,880	32,410	22,208
Depreciation and amortization	20,715	21,824	16,566

Total operating expenses	152,117	161,283	129,466

Operating income (loss)	20,957	14,165	(2,305)
Other income (expense):
Interest income	423	319	590
Interest expense	(47,382)	(51,226)	(29,691)
Loss on extinguishment on debt	—	(6,170)	—
Other	655	132	317

Total other expenses	(46,304)	(56,945)	(28,784)
Loss before income taxes	(25,347)	(42,780)	(31,089)
Income tax benefit (expense)	13	10	(26)

Net loss	$(25,334)	$(42,770)	$(31,115)

Basic and diluted loss per share	$(5.01)	$(8.35)	$(6.19)

Basic and diluted weighted average common shares outstanding	5,057,337	5,121,033	5,029,670

See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK AND ACCUMULATED DEFICIT

	Redeemable Common Stock		Comprehensive	Accumulated
	Shares	Amount	Income	Deficit
	(In thousands, except share and per share information)

Balances at October 1, 2005	5,149,840	$184,828	$—	$(164,354)
Issuance of redeemable common stock	579,739	22,354	—	—
Retirement of redeemable common stock	(519,453)	(19,003)	—	—
Increase in common stock redemption value	—	25,540	—	(25,540)
Net loss for year ended September 30, 2006	—	—	$(31,115)	(31,115)

Balances at September 30, 2006	5,210,126	$213,719		$(221,009)
Issuance of redeemable common stock	493,740	20,265	—	—
Retirement of redeemable common stock	(690,932)	(29,584)	—	—
Reduction in common stock redemption value	—	(3,632)	—	3,632
Net loss for year ended September 30, 2007	—	—	$(42,770)	(42,770)

Balances at September 30, 2007	5,012,934	$200,768	—	$(260,147)

Issuance of redeemable common stock	316,117	$12,449	$—	$—
Retirement of redeemable common stock	(99,295)	(4,051)	—	—
Reduction in common stock redemption value	—	(8,605)	—	8,605
Postretirement medical plan actuarial cost	—	—	(36)	—
Net loss for year ended September 30, 2008	—	—	(25,334)

Comprehensive loss for year ended September 30, 2008	—	—	$(25,370)	(25,370)

Balances at September 30, 2008	5,229,756	$200,561		$(276,912)

See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net loss	$(25,334)	$(42,770)	$(31,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,715	21,824	16,566
Accretion of debt to face value	1,146	969	922
Amortization of debt issuance costs	1,766	2,768	1,669
Loss on extinguishment of debt	—	6,170	—
Postretirement benefits curtailment gain	—	(3,320)	—
Decrease (increase) in value of interest rate cap agreement	—	413	(94)
Change in fair value of redeemable common stock warrants	(3,895)	(1,624)	4,287
Stock-based compensation	500	8,340	10,738
Other	33	(28)	(33)
Gain on sale of CATI-related assets	(750)	—	—
Loss on interest rate swap	295	—	—
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	18,363	(35,771)	(59,687)
Other assets	771	(773)	(1,316)
Trade accounts payable	11,059	10,229	22,192
Accrued liabilities	6,119	10,734	16,917
Interest payable	(5,568)	11,871	183
Other liabilities	4,100	5,960	3,093

Net cash provided by/(used in) operating activities	29,320	(5,008)	(15,678)
Cash flows from investing activities:
Cash paid for acquisitions related obligations	(7,946)	(14,751)	(279,196)
Capital expenditures	(4,986)	(10,687)	(5,227)
Proceeds from sale of non-operating assets	780	—	—

Net cash used in investing activities	(12,152)	(25,438)	(284,423)
Cash flows from financing activities:
Proceeds from Term B Senior Credit Facility note payable	—	40,000	118,000
Proceeds from Senior Unsecured Notes	—	250,000	—
Cash received from interest rate swap	4,333	—	—
Repayment of Term B Credit Facility note payable	(6,474)	(53,513)	(1,905)
(Repayment) proceeds of Bridge loan	—	(170,000)	170,000
Payment of debt issuance costs	(500)	(10,796)	(7,758)
Repayment of mezzanine warrants	—	—	(13,643)
Revolving credit facility borrowings	450,505	465,245	194,160
Revolving credit facility payments	(459,755)	(468,295)	(181,860)
Proceeds from interest rate cap agreement	—	360	—
Purchase of interest rate cap agreement	—	—	(44)
Loan to ESOP Trust	(3,369)	—	—
ESOP loan repayment	3,369	—	—
Purchase of redeemable common stock from ESOP Trust	(4,051)	(29,584)	(19,003)
Cash received from issuance of redeemable common stock to Trust	3,377	15,958	7,131

Net cash (used in)/provided by financing activities	(12,565)	39,375	265,078
Net increase (decrease) in cash and cash equivalents	4,603	8,929	(35,023)
Cash and cash equivalents at beginning of year	11,684	2,755	37,778

Cash and cash equivalents at end of year	$16,287	$11,684	$2,755

Supplemental disclosure of cash flow information:
Cash paid for interest	$49,909	$33,695	$19,349
Cash paid for taxes	28	68	157
Non-cash financing activities:
Common stock issued to ESOP Trust in satisfaction of employer contribution liability	$9,781	$9,920	$7,871

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

Alion is a for-profit S-Corporation formed in October 2001 to purchase substantially all of the assets and certain liabilities of IIT Research Institute (IITRI), a not-for-profit corporation controlled by Illinois Institute of Technology (IIT). In December 2002, Alion acquired substantially all of IITRI’s assets and liabilities except for its Life Sciences Operation, for aggregate total proceeds of $127.3 million (the Transaction). Prior to that time, the Company’s activities were organizational in nature.

(2)	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying audited consolidated financial statements include the accounts of Alion Science and Technology Corporation and its subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles on the accrual basis of accounting. The statements include the accounts of Alion and its wholly-owned subsidiaries from date of formation or acquisition. All inter-company accounts have been eliminated in consolidation. The wholly-owned subsidiaries are:

•	Human Factors Application, Inc. (HFA) — acquired November 1998

•	Innovative Technology Solution Corporation (ITSC) — acquired October 2003

•	Alion — IPS Corporation (IPS) — acquired February 2004

•	Alion — METI Corporation (METI) — acquired February 2005

•	Alion — CATI Corporation (CATI) — acquired February 2005

•	Alion Canada (US) Corporation — established February 2005

•	Alion Science and Technology (Canada) Corporation — established February 2005

•	Alion — JJMA Corporation (JJMA) — acquired April 2005

•	Alion Technical Services Corporation (Virginia) — established July 2005

•	Alion — BMH Corporation (BMH) — acquired February 2006

•	Washington Consulting, Inc. (WCI) — acquired February 2006

•	Alion — MA&D Corporation (MA&D) — acquired May 2006

•	Alion Technical Services Corporation (Delaware) — established May 2006

•	Washington Consulting Government Services, Inc. (WCGS) — established July 2007

Fiscal, Quarter and Interim Periods

Alion’s fiscal year ends on September 30. The Company operates based on a three-month quarter, four-quarter fiscal year with quarters ending December 31, March 31, June 30, and September 30.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of operating results during the reported period. Actual results are likely to differ from those estimates, but the Company’s management does not believe such differences will materially affect the Company’s financial position, results of operations, or cash flows.

Reclassifications

Certain items in the 2007 and 2006 financial statements have been reclassified to conform to the current presentation.

Revenue Recognition

Alion derives its revenue from delivering technology services under a variety of contracts. Some contracts provide for reimbursement of costs plus fees; others are fixed-price or time-and-material type contracts. The Company generally recognizes revenue when a contract has been executed, the contract price is fixed or determinable, delivery of services or products has occurred and collectability of the contract price is considered reasonably assured.

Alion recognizes revenue on cost-reimbursement contracts as it incurs costs and includes estimated fees earned. The Company recognizes time-and-material contract revenue at negotiated, fixed, contractually billable rates as it delivers labor hours and incurs other direct expenses. Alion uses various performance measures under the percentage of completion method to recognize revenue for fixed-price contracts. Estimating contract costs at completion and recognizing revenue appropriately involve significant management estimates. Actual costs may differ from estimated costs and affect estimated profitability and the timing of revenue recognition. From time to time, facts develop that require the Company to revise its estimated total costs or expected revenues. The Company records the cumulative effect of revised estimates in the period in which the facts requiring revised estimates become known. Alion recognizes the full amount of anticipated losses on any type of contract in the period in which the loss becomes known. For each of the periods presented, the cumulative effects of revised estimates were immaterial to the Company’s financial performance. Revised estimates did not generate any anticipated losses for any period presented. Further, there were no cost overruns on fixed price contracts that materially affected financial performance in any of the periods presented.

Contracts with federal government agencies are subject to periodic funding. An agency may fully fund a contract at inception or fund it periodically as services are provided. If contract funding is not probable, the Company defers revenue recognition until realization is probable.

Federal government contract costs are subject to audit by the federal government and to adjustment through negotiations between Alion and government representatives. The government considers Alion to be a major contractor and maintains an office on site to perform various audits. Indirect rates have been negotiated and settled through fiscal year 2003. Settlement had no material adverse effect on Alion’s results of operations or cash flows. The government has audited the Company’s federal government contract indirect costs through fiscal year 2004. Alion submitted its fiscal year 2005, 2006, and 2007 indirect expense rates to the government in March 2006, 2007, and 2008. Alion expects to submit its fiscal year 2008 indirect expense rates in March 2009. The Company has recorded revenue on federal government contracts in amounts it expects to realize.

Alion recognizes revenue on unpriced change orders as it incurs expenses and only to the extent it is probable the Company will recover such costs. The Company recognizes revenue in excess of costs on unpriced change orders only when management can also estimate beyond a reasonable doubt the amount of excess and experience

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provides a sufficient basis for recognition. The Company recognizes revenue on claims as expenses are incurred only to the extent it is probable Alion will recover such costs and can reliably estimate the amount it will recover.

Alion generates software revenue from licensing software and providing services. In general, professional services are essential to the functionality of the solution sold and the Company applies the percentage of completion method, as prescribed by AICPA SOP 81-1, Accounting for Performance on Construction-Type and Certain Production-Type Contracts, to recognize revenue.

Income Taxes

Alion is an S-corporation under the provisions of the Internal Revenue Code of 1986, as amended. For federal and certain state income tax purposes, the Company is not subject to tax on its income. Alion’s income is allocated to its shareholder, the Alion Science and Technology Corporation Employee Stock Ownership, Savings and Investment Trust (the Trust). Alion may be subject to state income taxes in those states that do not recognize S corporations. The Company is subject to franchise and business taxes. All of Alion’s wholly-owned operating subsidiaries are qualified subchapter S or disregarded entities which are included in the Company’s consolidated federal income tax returns. Alion’s Canadian subsidiary is subject to income taxation in Canada at the federal and provincial level.

Cash and Cash Equivalents

The Company considers cash in banks, and deposits with financial institutions with maturities of three months or less at time of purchase and that can be liquidated without prior notice or penalty, to be cash and cash equivalents.

Accounts Receivable and Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts

Accounts receivable include billed accounts receivable, amounts currently billable and costs and estimated earnings in excess of billings on uncompleted contracts that represent accumulated project expenses and fees which have not been billed or are not currently billable as of the date of the consolidated balance sheet. The costs and estimated earnings in excess of billings on uncompleted contracts are stated at estimated realizable value. Unbilled accounts receivable include revenue recognized for customer-related work performed by Alion on new and existing contracts for which the Company had not received contracts or contract modifications. The allowance for doubtful accounts is Alion’s best estimate of the amount of probable losses in the Company’s existing billed and unbilled accounts receivable. The Company determines the allowance using specific identification and historical write-off experience based on age of receivables. Billings in excess of costs and estimated earnings and advance collections from customers represent amounts received from or billed to customers in excess of project revenue recognized to date.

Property, Plant and Equipment

Leasehold improvements, software and equipment are recorded at cost. Maintenance and repairs that do not add significant value or significantly lengthen an asset’s useful life are charged to current operations. Software and equipment are depreciated on the straight-line method over their estimated useful lives (typically 3 years for software and 5 years for equipment). Leasehold improvements are amortized on the straight-line method over the shorter of the asset’s estimated useful life or the life of the lease. Upon sale or retirement of an asset, costs and related accumulated depreciation are deducted from the accounts, and any gain or loss is recognized in the consolidated statements of operations.

Goodwill and Other Intangibles

As required by SFAS 142, Goodwill and Other Intangible Assets, Alion reviews goodwill annually for impairment at the end of each fiscal year or if events or circumstances indicate potential impairment. The Company

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

must recognize an impairment loss if, and to the extent that, goodwill exceeds fair value. Alion completed its fiscal year 2008 annual goodwill impairment analysis in the fourth quarter and concluded no goodwill impairment existed as of September 30, 2008. The Company operates in one segment and tests goodwill at the reporting unit level. Intangible assets are amortized as the economic benefits are consumed over their estimated useful lives, as follows:

Purchased contracts	1 — 13 years
Internal use software and engineering designs	2 — 3 years
Non-compete agreements	3 — 6 years

Postretirement Benefits

Alion accounts for postretirement benefits other than pension in accordance with SFAS No. 106 Employers’ Accounting for Postretirement Benefits Other Than Pension and SFAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS 106 requires the Company to accrue the cost of providing postretirement benefits over employees’ periods of active service. Costs are determined on an actuarial basis. SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize in income, the effects of any changes in funded status in the year in which the changes occur. Alion curtailed its postretirement benefits plan at the end of fiscal year 2007. See Note 5 for further discussion.

Redeemable Common Stock

Alion’s outstanding shares of common stock are redeemable equity securities because eventual redemption of shares of Alion common stock is outside the Company’s control. Alion is required to increase or decrease the reported value of its outstanding common stock to reflect the estimated redemption value at each reporting date based on management’s estimated fair value price per share. Alion records changes in the reported value of its outstanding common stock through an offsetting charge or credit to accumulated deficit. The Company reduced redeemable common stock by approximately $8.6 million for the year ended September 30, 2008, based on the change in the estimated fair value of a share of Alion common stock and the total shares outstanding at September 30, 2008. The aggregate fair value adjustment recorded in accumulated deficit at September 30, 2008 was $109.6 million. Management used a valuation prepared by an independent, third party appraiser selected by the ESOP Trustee to estimate the fair value price per share of Alion common stock to determine outstanding redeemable common stock had an aggregate fair value of approximately $200.6 million as of September 30, 2008.

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value. It is impracticable for the Company to estimate the fair value of its subordinated debt because the only market for this financial instrument consists of principal to principal transactions. The Company carries its subordinated debt at amortized cost. For each of the following items, the fair value is not materially different than the carrying value.

Cash, cash equivalents, accounts payable and accounts receivable. The carrying amount approximates fair value because of the short maturity of those instruments.

Senior long-term debt. The carrying amount of the Company’s senior debt approximates fair value, estimated based on current rates offered to the Company for debt of the same remaining maturities, and reflects amounts Alion is contractually required to pay.

Redeemable common stock warrants. Alion uses an option pricing model to estimate the fair value of its redeemable common stock warrants and estimates the fair value price per share of Alion common stock based on a valuation performed by an independent, third-party firm selected by the ESOP Trustee.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Redeemable Alion Common Stock. The estimated fair value price per share is determined based upon management’s estimate, which is supported by a valuation performed by an independent, third-party firm selected by the ESOP Trustee.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157 (SFAS 157), “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements (except leases), but does not require any new fair value measurements. SFAS 157 establishes a hierarchy to classify the inputs used in measuring fair value and requires disclosure of the level in the fair value hierarchy applicable to an entity’s fair value measurements. On February 12, 2008, the FASB deferred the effective date for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. For the fiscal year beginning October 1, 2008, the Company will be required to implement SFAS 157 for financial assets and liabilities, and for any other assets and liabilities carried at fair value in the financial statements. Alion does not expect adopting SFAS 157 for financial assets and liabilities will have a material impact on its consolidated financial statements. At this time the Company is evaluating the impact of adopting SFAS 157 for nonfinancial assets and liabilities.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” (SFAS 160) which amends Accounting Research Bulletin No. 51 and provides accounting and reporting standards for noncontrolling (minority) interests in a subsidiary and deconsolidation of a subsidiary. SFAS 160 requires noncontrolling interests to be presented separately within equity in the consolidated statement of financial position. Consolidated net income attributable to the parent and noncontrolling interests are to be separately presented on the face of the statement of operations. A change in ownership that does not affect control of a subsidiary is to be accounted for as an equity transaction. A change in ownership that affects control results in recognition of a gain or loss and remeasurement at fair value of any remaining noncontrolling interest. Because SFAS 160 requires that a noncontrolling interest continue to be attributed to its share of losses, a noncontrolling interest could have a negative carrying balance.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(3)	Business Combinations

Fiscal Year 2008 Acquisitions

In March 2008, the Company purchased several delivery orders from General Dynamics Information Technology for approximately $0.1 million and assigned this amount to acquired intangible assets. In accordance with SFAS 141, Business Combinations, this acquisition was neither material nor significant; therefore no pro forma disclosures are presented in these consolidated financial statements.

Fiscal Year 2007 Acquisitions

LogConGroup, Inc.  In July 2007, the Company acquired substantially all the assets of LogConGroup, Inc. for $1.7 million plus up to $0.9 million in contingent earn out obligations over a six year period. As of September 30, 2008, the Company has recorded approximately $1.6 million in goodwill relating to this acquisition. In accordance with SFAS 141, the LogConGroup acquisition was neither material nor significant; therefore no pro forma disclosures are presented in these consolidated financial statements.

Fiscal Year 2006 Acquisitions

BMH Associates, Inc.  In February 2006, the Company acquired BMH, a provider of advanced software, systems engineering and distributed interactive simulations for military training and experimentation, for $20.0 million plus $3.0 million in additional earn-out obligations. As of September 30, 2008, the Company has recorded approximately $22.2 million in goodwill relating to this acquisition.

Washington Consulting, Inc.  In February 2006, the Company acquired WCI, a provider of enterprise IT and management consulting solutions and services to commercial and government customers, for $18.0 million plus $1.0 million in additional earn-out obligations. As of September 30, 2008, the Company has recorded approximately $18.4 million in goodwill relating to this acquisition.

Micro Analysis and Design, Inc.  In May 2006, the Company acquired MA&D, a provider of human factors engineering, modeling and simulation and software development for approximately $16.9 million. As of September 30, 2008, the Company has recorded approximately $14.5 million in goodwill relating to this acquisition.

Certain assets of Anteon Corporation.  In June 2006, the Company acquired from Anteon a group of assets consisting primarily of customer contracts for approximately $221.4 million. As of September 30, 2008, the Company has recorded approximately $26.5 million for purchased contracts and approximately $177.8 million in goodwill relating to this acquisition.

The pro forma information disclosed below for Anteon includes historical operating results and pro forma adjustments to reflect the effects of Alion’s acquisition of Anteon as if it had occurred on October 1, 2004. The pro forma information does not purport to be indicative of the results of operations that would have actually been achieved if the transaction had occurred on the date indicated or subsequent reported results of operations.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Twelve Months Ended September 30, 2006
		Anteon Pro	Alion Pro
	Alion	Forma	Forma
	(In thousands, except share and per share information)

Pro Forma Revenue	$508,628	$191,362	$699,990
Pro Forma Loss	$(31,115)	$(8,861)	$(39,976)
Weighted Average Shares Outstanding	5,029,670	—	5,029,670
Loss Per Share	$(6.19)	$—	$(7.95)

The Company acquired purchased contracts with an estimated $54.7 million fair value, no residual value and a four-year weighted average remaining amortization period.

(4)	Employee Stock Ownership Plan (ESOP) and Stock Ownership Trust

In December 2001, the Company adopted the Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan (the Plan) and the Trust. The Plan, a tax qualified retirement plan, includes ESOP and non-ESOP components. In August 2005, the Internal Revenue Service (IRS) issued a determination letter that the Trust and the Plan, as amended through the Plan’s Ninth Amendment, qualify under Sections 401(a) and 501(a) of the Internal Revenue Code of 1986 as amended (the Code). In January 2007, Alion amended and restated the Plan effective as of October 1, 2006, and filed a determination letter request with the IRS. In July and September 2007, the Company adopted the first and second amendments to the amended and restated Plan. Alion believes that the Plan and the Trust have been designed and are being operated in compliance with the applicable requirements of the Code.

(5)	Postretirement Benefits

Alion sponsors a medical benefits plan providing certain medical, dental, and vision coverage to eligible former employees. The Company is self-insured with a stop-loss limit under an insurance agreement. Alion provides postretirement medical benefits for employees who met certain age and service requirements. The plan was effectively amended in September 2007 to eliminate benefits for those who retired after December 31, 2007. The plan is closed to new participants. Retired employees became eligible for certain benefits at age 55 if they had 20 years of service, or at age 60 with 10 years of service. The plan provides benefits until age 65 and beginning January 2009, requires employees to pay the full expected cost of benefits. For calendar 2008, participants pay only one-half of their health care premiums. A small, closed group of employees is eligible for coverage after age 65. These retirees contribute a fixed portion of the health care premium. Estimated contributions from retirees are approximately $125,000 for fiscal year 2008.

Curtailment.  The September 2007 plan amendment eliminated future benefits for those retiring after December 31, 2007 and required pre-65 retirees to pay the full expected cost of benefits starting January 2009. The plan amendment did not affect benefits for grandfathered employees with lifetime coverage. Under paragraph 96 of SFAS 106, the plan amendment qualified as a curtailment. Financial recognition of a curtailment occurs in two steps. First, the balance of the Unrecognized Prior Service Cost is recognized as a loss. Second, the excess of the decrease in Accumulated Postretirement Benefit Obligation over the balance of Unrecognized Actuarial Loss is recognized as a curtailment gain. These two components resulted in a net curtailment gain of approximately $3.3 million for the year ended September 30, 2007, included in general and administrative expense.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations not recognized under previous accounting standards must be recognized as Accumulated Other Comprehensive Income

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Loss), net of tax effects, until they are amortized as a component of net periodic benefit cost. As of September 30, 2008, Alion had recognized an Accumulated Other Comprehensive Loss of $36,000. The following tables show the benefit obligation, funded status of the Company’s plan, amounts recognized in the financial statements, and the principal weighted-average assumptions used:

	2008	2007
	(In thousands)

Accumulated postretirement benefit obligation as of September 30:
Retirees	$627	$1,053
Fully eligible active plan participants	—	122

Total active plan participants	$627	$1,175

	2008	2007
	(In thousands)

Reconciliation of beginning and ending benefit obligation:
Benefit obligation at beginning of year	$1,175	$9,034
Service cost	—	454
Interest cost	52	531
Actuarial (gain) loss	36	(321)
Plan amendment	—	(7,840)
Benefits paid	(636)	(683)

Benefit obligation at end of year	$627	$1,175

	2008	2007
	(In thousands)

Funded status of the plan:
Obligation at September 30	$(627)	$(1,175)
Unrecognized prior service cost	—	—
Unrecognized net actuarial loss	—	—

Accrued postretirement benefits included in the consolidated balance sheet	$(627)	$(1,175)

Amounts recognized in the statement of financial position consist of:
Current assets	$—	$—
Noncurrent assets	—	—
Current liabilities	—	—
Noncurrent liabilities	627	1,175

	$627	$1,175

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2008	2007
	(In thousands)

Components of net periodic postretirement benefit cost:
Service cost	$—	$454
Interest cost	52	531
Amortization of unrecognized prior service cost	—	140
Amortization of unrecognized net actuarial loss	—	331
Net curtailment gain	—	(3,320)

Net periodic postretirement benefit cost	$52	$(1,864)

Amounts recognized as changes in Accumulated Other Comprehensive Loss arising from a defined benefit plan but not yet included in net periodic postretirement benefit cost:

	2008	2007
	(In thousands)

Net loss	$36	$—
Prior service cost	—	—
Transition obligation	—	—

	$36	$—

There is no estimated net loss or transition obligation to be recognized into net periodic postretirement benefit cost over the next fiscal year.

The weighted-average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also the net periodic benefit costs.

	2008	2007

Accumulated post retirement benefit obligation at September 30	7.00%	6.15%
Service and interest cost portions of net periodic postretirement benefit cost	6.15%	5.75%

The following table displays the assumed health care trends used to determine the accumulated postretirement benefit obligation:

	2008	2007

Health care cost trend rate assumed for next year	10.0%	10.0%
Rate to which the cost trend rate is assumed to decline (ultimate trend rates)	6.0%	6.0%
Year the rate reaches the ultimate trend rate	2017	2016

A one-percentage-point change in assumed health care cost trend rates would have the following effect:

	One-Percentage-	One-Percentage-
	Point Increase	Point Decrease
	(In thousands)

Effect on total service and interest cost	$2	$2
Effect on accumulated postretirement benefit obligation	$35	$32

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated future benefit payments-fiscal years ending September 30:

(In thousands)

2009	$152
2010	54
2011	56
2012	58
2013	58
2014-2018	244

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

(7)  Redeemable common stock owned by ESOP Trust

The ESOP Trust owns all of the Company’s common stock, for the benefit of current and former employee participants in the Alion KSOP. Participants and beneficiaries are entitled to a distribution of the fair value of their vested ESOP account balance upon death, disability, retirement or termination of employment. The ESOP permits distributions to be paid over a five year period commencing the year after a participant’s retirement at age 65, death or disability. Alion can delay distributions to other terminating participants for five years before commencing payment over a subsequent five year period.

The Company can choose whether to make a distribution in cash or shares of Alion common stock. The Internal Revenue Code and ERISA require that if Alion distributes common stock to a participant or beneficiary, it must provide a put option to permit the recipient to sell the stock back to the Company at the estimated fair value price per share, which was $38.35, $40.05, and $41.02 at September 30, 2008, 2007 and 2006. Alion estimates the fair value per share of its common stock based on a valuation performed by an independent, third-party firm selected by the ESOP Trustee. Certain participants who beneficially acquired shares of Alion common stock on December 20, 2002, have the right to sell such shares distributed from their accounts at the greater of the then current estimated fair value per share or the original $10.00 purchase price.

Although the Company and the ESOP retain the right to delay distributions consistent with the terms of the Alion KSOP and to control the circumstances of future distributions, eventual redemption of shares of Alion common stock is deemed to be outside the Company’s control.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)  Accounts Receivable

Accounts receivable at September 30 consisted of the following:

	2008	2007
	(In thousands)

Billed receivables	$99,794	$126,430
Unbilled receivables:
Amounts currently billable	37,883	40,539
Revenues recorded in excess of milestone billings on fixed price contracts	2,651	2,059
Revenues recorded in excess of estimated contract value or funding	18,925	17,661
Retainages and other amounts billable upon contract completion	13,160	5,243
Allowance for doubtful accounts	(3,962)	(5,272)

Total Accounts Receivable	$168,451	$186,660

Revenues recorded in excess of milestone billings on fixed price contracts are not yet contractually billable. Amounts currently billable consist principally of amounts to be billed within the next year. Any remaining unbilled balance including retainage is billable upon contract completion or completion of Defense Contract Audit Agency audits. Revenue recorded in excess of contract value or funding is billable upon receipt of contractual amendments or other modifications. Costs and estimated earnings in excess of billings on uncompleted contracts totaled approximately $72.6 million as of September 30, 2008 and included approximately $18.9 million for customer-requested work for which the Company had not received contracts or contract modifications. In keeping with industry practice, Alion classifies all contract-related accounts receivable as current assets based on contractual operating cycles which frequently exceed one year. Unbilled receivables are expected to be billed and collected within one year except for $13.2 million at September 30, 2008.

(9)  Property, Plant and Equipment

	September 30,	September 30,
	2008	2007
	(In thousands)

Leasehold improvements	$9,451	$7,212
Equipment and software	31,393	31,388

Total cost	40,844	38,600
Less: accumulated depreciation and amortization	22,243	19,048

Net Property, Plant and Equipment	$18,601	$19,552

Depreciation and leasehold amortization expense for fixed assets was approximately $6.2 million, $5.7 million and $5.8 million for years ended September 30, 2008, 2007 and 2006.

(10)  Goodwill and Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and other Intangible Assets, which requires that goodwill, be reviewed at least annually for impairment. The Company performs this review at the end of each fiscal year.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the carrying amount of goodwill during the years ended September 30, 2008 and 2007, in the aggregate, are summarized in the following table.

Total
(In thousands)

Balance as of October 1, 2006	$387,927
Goodwill acquired during the year	1,594
Adjustment to initial allocation (includes earn out obligations)	6,405

Balance as of September 30, 2007	$395,926
Goodwill acquired during the year	—
Adjustment to initial allocation (includes earn out obligations)	2,945

Balance as of September 30, 2008	$398,871

Intangible assets consist primarily of contracts purchased in connection with the acquisitions of JJMA, BMH, MA&D and contracts acquired from Anteon Corporation (Anteon Contracts). The components of intangible assets as of September 30, 2008 and 2007 are as follows.

	September 30, 2008			September 30, 2007
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
	(In thousands)

Purchased contracts	$111,635	$(71,410)	$40,225	$111,519	$(57,296)	$54,223
Internal use software and engineering designs	2,155	(1,178)	977	2,155	(790)	1,365
Non-compete agreements	725	(679)	46	725	(654)	71

Total	$114,515	$(73,267)	$41,248	$114,399	$(58,740)	$55,659

The weighted-average remaining amortization period of intangible assets was approximately six years at September 30, 2008. Amortization expense was approximately $14.5 million, $16.1 million, and $10.8 million for the years ended September 30, 2008, 2007 and 2006. Estimated aggregate amortization expense for the next five years and thereafter is as follows.

(In thousands)

For the year ended September 30:
2009	$12,566
2010	10,986
2011	6,843
2012	5,767
2013	3,246
Thereafter	1,840

$41,248

(11)  Long-Term Debt

Term B Senior Credit Facility

Alion entered into various debt agreements (Senior Credit Agreement, Mezzanine Note, and Subordinated Note) on December 20, 2002 to fund its acquisition of substantially all of IITRI’s assets. In August 2004, Alion

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

entered into a Term B senior secured credit facility (the Term B Senior Credit Facility) with a syndicate of financial institutions for which Credit Suisse serves as arranger, administrative agent and collateral agent, and for which Bank of America serves as syndication agent. The following amendments were made to the Term B Senior Credit Facility since August 2004.

•	In April 2005, the first amendment to the Term B Senior Credit Facility made certain changes to the Term B Senior Credit Facility and added $72.0 million in term loans to total Term B Senior Credit Facility debt.

•	In March 2006, the second amendment to the Term B Senior Credit Facility made certain changes to the Term B Senior Credit Facility, increased the term loan commitment by $68.0 million, (drawn in full by June 2006), and increased the revolving credit commitment from $30.0 million to $50.0 million.

•	In June 2006, the third amendment to the Term B Senior Credit Facility made certain changes to the Term B Senior Credit Facility and added $50.0 million in term loans to the Company’s total Term B Senior Credit Facility debt.

•	In January 2007, the fourth increment to the Term B Senior Credit Facility added $15.0 million in term loans to the Company’s total Term B Senior Credit Facility debt.

•	In February 2007, the fourth amendment to the Term B Senior Credit Facility made certain changes to the Term B Senior Credit Facility, extended the maturity date of the senior term loans to February 2013, adjusted the principal repayment schedule to require a balloon payment at maturity, and added an incurrence test as an additional condition precedent to incurring permitted indebtedness.

•	In July 2007, the fifth increment to the Term B Senior Credit Facility added $25.0 million in term loans to the Company’s Term B Senior Credit Facility.

•	On September 30, 2008, the fifth amendment made certain changes.

(a)	It increased interest rates by 350 basis points to a minimum Eurodollar interest rate of 3.50% plus 600 basis points, and a minimum alternate base rate of 4.50% plus 500 basis points;

(b)	The senior term loan interest rate spread will increase if the Company refinances, replaces or extends the maturity of its existing revolving line of credit at an interest rate more than 50 basis points higher than the then-current senior term loan rate. The senior term loan spread will increase by the difference in the higher revolving credit facility rate less 50 basis points.

(c)	Alion is required to use all (formerly half) of excess annual cash flow to prepay outstanding senior term loans.

(d)	It amended financial covenants.

(e)	It restricts the Company’s ability to pay the CEO or COO for previously awarded shares of phantom stock.

(f)	It permits Alion to incur additional second lien debt, subject to certain conditions.

As of September 30, 2008, the Term B Senior Credit Facility consisted of:

•	a senior term loan in the approximate amount of $239.0 million;

•	a $50.0 million senior revolving credit facility approximately $3.5 million of which was allocated to letters of credit and deemed borrowed, but none of which was actually drawn as of September 30, 2008; and

•	a $110.0 million uncommitted incremental term loan “accordion” facility for which loans may be permitted subject to satisfying the leverage based incurrence test.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Term B Senior Credit Facility requires the Company to repay one percent of the principal balance of the senior term loan during each of the next five fiscal years (December 2009 through December 2012) in equal quarterly installments and to repay the remaining outstanding balance in February 2013. Through December 31, 2012, the Company is currently obligated to make quarterly principal installments of approximately $0.6 million. On February 6, 2013, the senior term loan maturity date, the Company is obligated to pay approximately $229.3 million.

Under the senior revolving credit facility, the Company may request up to $40.0 million in letters of credit and may borrow up to $5.0 million in swing line loans for short-term borrowing needs. The Company must pay all principal obligations under the senior revolving credit facility in full no later than August 2, 2009.

The Company may prepay all or any portion of its senior term loan in minimum increments of $1.0 million, generally without penalty or premium, except for customary breakage costs associated with pre-payment of Eurodollar-based loans. If the Company issues certain permitted debt, or sells, transfers or disposes of certain assets, it must use all net proceeds to repay any Term B loan amounts outstanding. If the Company has excess cash flow for any fiscal year, it must use all net proceeds or excess cash flow to repay Term B loan amounts outstanding. The Company repaid approximately $4.0 million in additional principal in September 2008.

If the Company enters into an additional term loan, including under the uncommitted incremental term loan facility, and certain terms of such loan are more favorable to the new lenders than existing terms under the Term B Senior Credit Facility, the applicable interest rate spread on the senior term loans could increase. As a result, additional term loans could increase the Company’s interest expense under its existing term loans. The Company’s significant subsidiaries (HFA, CATI, METI, JJMA, BMH, WCI, WCGS and MA&D) have guaranteed the Company’s obligations under the Company’s Term B Senior Credit Facility.

Use of Proceeds.  In March 2006, the Company borrowed $32.0 million, used approximately $16.5 million to pay part of the WCI acquisition price, and paid approximately $13.6 million to redeem mezzanine warrants held by IIT and the Company’s Chief Executive Officer. In May 2006, the Company borrowed $15.0 million to pay for part of the MA&D acquisition. On June 30, 2006, the Company borrowed $71.0 million to pay part of the Anteon Contracts acquisition price. In January 2007, the Company borrowed $15.0 million and in July 2007, another $25.0 million of incremental term loans to pay down part of the senior revolving credit facility balance.

The Term B Senior Credit Facility permits the Company to use its senior revolving credit facility for working capital, general corporate purposes, and permitted acquisitions; and to use proceeds from the uncommitted incremental term loan facility for permitted acquisitions and any other purpose permitted by any future incremental term loan.

Security.  The Term B Senior Credit Facility is secured by a security interest in all the current and future tangible and intangible property of Alion and many of its subsidiaries.

Interest and Fees.  Under the Term B Senior Credit Facility, the senior term loan and the revolving credit facility can each bear interest at either of two floating rates.

*Senior Term Loan.  The Company is entitled to elect to pay interest on the senior term loan at an annual rate equal to either: 1) the sum of: (a) the greater of 450 basis pints or the applicable alternate base interest rate charged by Credit Suisse; plus (b) a 500 basis point spread or 2) the sum of: (a) the greater of 350 basis points or the Eurodollar rate; plus a 600 basis point spread.

*Senior Revolving Credit Facility.  The Company is also entitled to elect that the senior revolving credit facility bear interest at an annual rate dependent on whether the Company made a Eurodollar or an alternate base borrowing at the same rates as for senior term loans. As of September 30, 2008, the minimum interest rate on Alion’s term loan and revolving credit facility is 9.50% and no longer depends on the Company’s leverage ratio.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On April 1, 2005, the Company chose to have the senior term loan bear interest at the Eurodollar rate and the senior revolving credit facility bear interest at the ABR rate based on Credit Suisse’s prime rate. Up through September 30, 2008, the Eurodollar rate on the senior term loan was 5.49 percent (2.99 percent plus 2.50 percent Eurodollar spread) and the ABR rate was 6.75 percent (5.00 percent plus 1.75 percent spread). As of September 30, 2008, the Eurodollar and alternate base rates are each 9.5%, including applicable spreads.

Interest Rate Cap Agreements.  Alion had three interest rate cap agreements that expired in September 2007 which limited the floating component of the Company’s interest rate but did not affect leverage ratio-based spreads. The effective interest rate for each cap agreement’s notional principal was the sum of the capped floating rate plus the applicable spread determined by the Term B Senior Credit Facility.

Other Fees and Expenses.  Each quarter, Alion is required to pay a commitment fee of 50 basis points per year on the prior quarter’s daily, unused revolving credit facility and senior term loan commitment. As of September 30, 2008, only the $3.5 million allocated to letters of credit was outstanding on the revolving credit facility; the senior term loan was fully utilized. For the year ended September 30, 2008, the Company paid no commitment fee for the senior term loan and approximately $118,000 for the revolving credit facility.

In addition to issuance and administrative fees, Alion is required to pay a fronting fee not to exceed 25 basis points for each letter of credit issued under the revolving credit facility. Each quarter Alion is required to pay interest in arrears at the revolving credit facility rate for all outstanding letter of credit. In addition to other fees and expenses under the Term B Senior Credit Facility, the Company is required to pay an annual agent’s fee.

Financial Covenants.  The Term B Senior Credit Facility requires the Company to meet certain financial performance measures typical of commercial loans of this type including senior secured leverage and interest coverage ratios. The Term B Senior Credit Facility includes other covenants that restrict the Company’s ability to take certain actions without the prior consent of senior lenders who extended a majority of the outstanding term loans. As of September 30, 2008, the Company was in compliance with the Term B Senior Credit Facility financial covenants.

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

Interest and Fees.  The Senior Unsecured Notes bear interest at 10.25% per year, payable semi-annually in arrears on February 1 and August 1, starting on August 1, 2007. The Company pays interest to holders of record as of the immediately preceding January 15 and July 15. The Company must pay interest on overdue principal at

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.25% per annum and, to the extent lawful, will pay interest on overdue semi-annual interest installments at 11.25% per annum.

Optional Redemption.  Prior to February 1, 2010, subject to certain conditions, the Company may use the proceeds of a qualified equity offering to redeem up to $87.5 million of Senior Unsecured Notes for 110.25% of the principal of the notes actually redeemed, plus unpaid interest accrued to the redemption date.

Prior to February 1, 2011, the Company may redeem all, but not less than all, of the Senior Unsecured Notes for 100% of the principal, all unpaid interest accrued to the redemption date, plus an applicable make-whole premium as of the redemption date. From February 1, 2011 through January 31, 2012, the Company may redeem all or a portion of the Senior Unsecured Notes at 105.125% of the principal amount on the redemption date, plus unpaid interest accrued to the redemption date. From February 1, 2012 through January 31, 2013, the redemption price declines to 102.563% of the principal redeemed, plus unpaid interest accrued to the redemption date. There is no redemption premium after January 31, 2013.

Covenants.  The Indenture governing the Senior Unsecured Notes contains covenants that, among other things, limit the Company’s ability and the ability of certain of its subsidiaries to incur additional indebtedness and to make certain types of payments.

Exchange Offer; Registration Rights.  The Company filed a registration statement with the SEC offering to exchange the Senior Unsecured Notes for publicly registered notes. The registration statement was declared effective May 10, 2007; the exchange offer closed June 20, 2007; all outstanding notes were exchanged for publicly registered notes.

Bridge Loan

On June 30, 2006, the Company entered into a Bridge Loan agreement with Credit Suisse and borrowed $170.0 million to pay part of the cost of acquiring the Anteon Contracts. In February 2007, the Company repaid the Bridge Loan which had a $163.8 million net carrying value prior to pay-off. Alion recognized a $6.2 million loss on the extinguishment of the Bridge Loan in fiscal year 2007.

Interest Payable

Interest Payable consisted of the following balances:

	September 30,	September 30,
	2008	2007
	(In thousands)

Senior Unsecured Notes	$4,271	$4,271
Term B Senior Credit Facility Note Payable	2,272	7,840

Total	$6,543	$12,111

Subordinated Note

In December 2002, Alion issued a $39.9 million Subordinated Note to IITRI as part of the purchase price for substantially all of IITRI’s assets. In July 2004, IIT acquired the Subordinated Note and related warrant agreement from IITRI. In June 2006, the Company and IIT agreed to increase the interest rate on the Subordinated Note for two years from December 2006 through December 2008. In August 2008, the Company and IIT amended the Subordinated Note to: extend the maturity date of the Subordinated Note to August 2013; require Alion to re-pay $3.0 million in principal in November 2008, 2009 and 2010, and $2.0 million in November 2011; and require Alion to pay cash interest at 6% rather than 16%, along with 10% in non-cash interest to be added to principal. The amended Subordinated Note agreement prohibits Alion from redeeming vested phantom stock held by the Chief Executive Officer and Chief Operating Officer

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unless the Company timely makes its schedule principal payment each year. The Company paid IIT a $0.5 million amendment fee.

Up to and including December 2008, interest on the Subordinated Note was payable quarterly in arrears by issuing paid-in-kind (PIK) notes maturing at the same time as the Subordinated Note. The interest rate was 6.0% from December 2002 through December 2006; approximately 6.4% from December 2006 to December 2007; and approximately 6.7% from December 2007 to December 2008. After December 2008, interest is still payable quarterly in arrears, 6% to be paid in cash and 10% to be paid in PIK notes due August 2013. Existing and future PIK notes defer related cash interest expense on the Subordinated Note. Over the term of the Subordinated Note, Alion will issue approximately $41.4 million in PIK notes. In addition to the principal payments required each November from 2008 through 2011, Alion is required to pay a total of $70.3 million in principal and PIK notes in August 2013.

As of September 30, 2008, the remaining fiscal year principal repayments (at face amount before debt discount) for outstanding indebtedness are as follows:

	2009	2010	2011	2012	2013	2014	2015	Total
	(In thousands)

Senior Secured Term B Loan(1)	$2,433	$2,433	$2,433	$2,433	$229,297	$—	$—	$239,029
Senior Unsecured Notes(2)	—	—	—	—	—	—	250,000	250,000
Subordinated Seller Note(3)	3,000	3,000	3,000	2,000	70,311	—	—	81,311

Total Principal Payments	$5,433	$5,433	$5,433	$4,433	$299,608	$—	$250,000	$570,340

1.	The table does not include any Term B Senior Credit Facility principal pre-payments. The timing and amount of such payments is uncertain. The total on the face of the balance sheet for the Term B Senior Term Loan includes approximately $239.0 million in principal and $6.8 million in unamortized debt issue costs as of September 30, 2008. Debt issue costs for the original loan and subsequent modifications totaled $12.5 million through September 2008. The Company estimates it will need to refinance the Term B Senior Credit Facility before it matures.

2.	The Senior Unsecured Notes on the face of the balance sheet include $250 million in principal and $5.6 million in unamortized debt issue costs as of September 30, 2008 (originally $7.1 million).

3.	The Subordinated Note on the face of the balance sheet includes approximately $12.5 million of unamortized original issue discount for the fair value of the detachable warrants Alion issued in December 2002 and the warrants Alion issued for the September 2008 amendment. The first set of Subordinated Note warrants had an initial fair value of approximately $7.1 million The amendment to the first set of warrants had an initial fair value of $1.3 million and the additional warrants had an initial fair value of approximately $9.0 million. The Company recognized original issue discount for the fair value of the warrants in accordance with Emerging Issues Task Force Issue 00-19 Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock.

(12)	Interest Rate Swap

On January 30, 2008, Alion executed an interest rate swap with one of its lenders to convert the floating rate interest payable on a portion of its Term B senior term loan to a fixed rate, and to effectively adjust the cash flow effect of the timing of some net interest payments related to its Term B senior term loan. The swap agreement had a notional amount of $240 million and expired on November 1, 2008. The Company made its final semi-annual interest payment November 1, 2008. The swap called for Alion to receive floating rate interest payments quarterly on February 1, May 1, August 1 and November 1, 2008, at the London Interbank Offering Rate plus 250 basis points. The floating interest rate was 7.32% for the six months ended May 1, 2008 and 5.49% for the six months ending November 1, 2008. Alion paid interest at 6.52%. All swap payments were net cash settled. Alion was

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exposed to credit risk for net settlements under the swap agreement, but not for the notional amount. The counterparty to the swap is an affiliate of one of the Company’s lenders.

(13)  Redeemable Common Stock Warrants

In December 2002, the Company issued 1,080,437 detachable, redeemable common stock warrants at an exercise price of $10.00 per share. Alion issued the warrants to IITRI in connection with the Subordinated Note. The Company recognized approximately $7.1 million for the initial fair value of the warrants as original issue debt discount to the $39.9 million face value of the Subordinated Note. The Subordinated Note warrants were originally exercisable until December 2010. In June 2004, IITRI transferred the warrants to IIT.

In August 2008, Alion issued an additional 550,000 redeemable common stock warrants at an exercise price of $36.95 per share. The Company issued the second set of warrants to IIT in connection with the amendment of the Subordinated Note. The December 2002 warrants are currently exercisable and the August 2008 warrants are exercisable as of April 2009 at then current fair value per share of Alion common stock, less the exercise price. The Company recognized approximately $10.3 million in debt issue costs for the fair value of the September 2008 warrants and the amendment to the December 2002 warrants.

Alion has classified the warrants as debt instruments and not as equity, in accordance with EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’ Own Stock. The Company recognizes interest expense for changes in the fair value of the warrants which had an aggregate estimated fair value of $40.0 million as of September 30, 2008.

(14)  Leases

Future minimum lease payments under non-cancelable operating leases for buildings, equipment and automobiles at September 30, 2008 are set out below. Under these operating leases, Alion subleased some excess capacity to subtenants under non-cancelable operating leases. In connection with certain acquisitions, Alion assumed operating leases at above-market rates; recorded loss accruals of approximately $4.9 million based on the estimated fair value of the lease liabilities assumed; losses are being amortized over the lease terms. The remaining unamortized accrued loss related to these acquisitions was $0.7 million at September 30, 2008. In connection with an acquisition, Alion also acquired a related sub-lease pursuant to which it receives above-market rates. Based on the estimated fair value of the sublease, Alion recognized an asset of $586 thousand which is being amortized over the lease term. The remaining asset value was $49 thousand at September 30, 2008.

Lease Payments for Fiscal Years Ending	(In thousands)

2009	$24,319
2010	20,480
2011	17,878
2012	14,103
2013	12,958
And thereafter	25,658

Gross lease payments	$115,396
Less: non-cancelable subtenant receipts	(6,489)

Net lease payments	$108,907

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Composition of Total Rent Expense
(In thousands)

	September 30,
	2008	2007	2006

Minimum rentals	$24,794	$25,574	$18,045
Less: Sublease rental income	(3,559)	(2,687)	(2,624)

Total rent expense, net	$21,235	$22,887	$15,421

(15)  Stock Appreciation Rights

2002 SAR Plan

In November 2002, the Board of Directors adopted the Alion Science and Technology Corporation 2002 Stock Appreciation Rights (SAR) Plan (the 2002 SAR Plan). In November 2004, the Board of Directors amended the 2002 SAR Plan to prohibit grants on or after October 3, 2004. Grants prior to October 3, 2004 remain in force. In November 2005, the Board of Directors amended the 2002 SAR plan to eliminate the timely exercise requirement for an employee to receive payment for vested SARs and to permit employees to make two separate one-time elections, 1) to receive payment for SARs as they vest each year or when fully vested and 2) to receive payment for SARs already vested.

Outstanding SAR awards cannot exceed the equivalent of 10% of the Company’s outstanding shares of common stock on a fully diluted basis. A grantee has the right to receive payment for vested SARs equal to the difference in value of a share of Alion common stock as of the grant date and the exercise date, per the most recent stock valuation for the ESOP Trust. Grants to employees vest ratably over five years; grants to members of the Board of Directors vested ratably over each director’s then-current term of office. As of September 30, 2008, the Company had granted 238,600 SARs under the 2002 SAR Plan, of which 70,335 SARs remain outstanding.

2004 SAR Plan

In January 2005, the Company’s Board of Directors adopted the Alion Science and Technology Corporation 2004 Stock Appreciation Rights Plan (the 2004 SAR Plan), to comply with the deferred compensation provisions of the American Jobs Creation Act of 2004. The 2004 SAR Plan has a 10-year term and permits grants to Alion directors, officers, employees and consultants. Under the 2004 SAR Plan, the chief executive officer has the authority to award SARs as he deems appropriate. However, awards to executive officers are subject to the approval of the administrative committee of the 2004 SAR Plan. Outstanding SAR awards cannot exceed the equivalent of 12% of the Company’s outstanding shares of common stock on a fully diluted basis. Awards to employees vest ratably over four years and awards to directors vest ratably over each director’s term of service. The 2004 SAR Plan contains a provision for accelerated vesting in the event of death, disability or a change in control of the Company.

A grantee has the right to receive payment for vested SARs equal to the difference in value of a share of Alion common stock as of the grant date and the exercise date, per the most recent stock valuation for the ESOP Trust. Payment for SARs granted under the 2004 SAR Plan before November 9, 2005 and outstanding when a change in control of the Company occurs, is based on the number of SARs multiplied by the share price at the date of the change in control (or earlier valuation, if higher). In November 2005, the Board of Directors amended the 2004 SAR Plan to permit employees to make a one-time election to receive payment for SARs as they vest each year or when fully vested and to eliminate the timely exercise requirement for an employee to receive payment. As of September 30, 2008, the Company has granted under the 2004 SAR Plan, 1,050,400 SARs, of which 791,779 SARs remain outstanding.

For the years ended September 30, 2008, 2007 and 2006 the Company recognized approximately $0.6 million, $1.2 million, and $3.0 million in compensation expense associated with the two SAR plans.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below sets out the disclosures and the assumptions used to value a share of Alion common stock and the Company’s grants of stock appreciation rights as of September 30, 2008. For grants issued prior to October 1, 2006, the Company uses the intrinsic value method to recognize compensation expense. For grants issued on or after October 1, 2006, Alion uses a Black-Scholes-Merton option pricing model to recognize compensation expense pursuant to SFAS 123(R) Share-Based Payment. Alion uses the fair market value of a share of its common stock to recognize expense for all grants; therefore no additional disclosures are required for these grants. There is no established public trading market for Alion’s common stock. The Trust is the only holder of our common stock. Management estimates the fair value price per share of Alion common stock based on a valuation performed by an independent, third-party firm selected by the ESOP Trustee. Alion does not expect to pay any dividends on its common stock. The terms of the Term B Senior Credit Facility, the Indenture and the Subordinated Note impose certain limitations on the payment of dividends. The Company currently intends to retain future earnings, if any, for use in the operation of its business.

Alion Science and Technology Corporation
Stock-based Compensation Disclosures per FAS 123 and FAS 123R
Stock Appreciation Rights
As of September 30, 2008

	Shares	Shares	Total
	Granted to	Granted to	Shares	Exercise	Outstanding	Outstanding				Vested	Exercisable
Date of Grant	Employees	Directors	Granted	Price	at 9/30/07	at 9/30/08	Forfeited	Exercised	Expired	at 9/30/08	at 9/30/08

December 2002	64,450	—	64,450	$10.00	38,705	—	1,740	36,965	—	—	—
December 2002	—	29,400	29,400	$10.00	—	—	—	—	—	—	—
May 2003	300	—	300	$11.13	90	—	—	90	—	—	—
June 2003	300	—	300	$11.13	—	—	—	—	—	—	—
November 2003	129,550	—	129,550	$14.71	81,721	68,335	2,346	11,040	—	51,650	6,277
November 2003	—	12,600	12,600	$14.71	—	—	—	—	—	—	—
February 2004	2,000	—	2,000	$14.71	2,000	2,000	—	—	—	1,600	—
November 2004	—	12,600	12,600	$19.94	8,400	—	—	8,400	—	—	—
February 2005	164,750	—	164,750	$19.94	109,800	89,162	6,563	14,075	—	62,663	—
March 2005	2,000	—	2,000	$19.94	2,000	2,000	—	—	—	1,500	—
April 2005	33,000	—	33,000	$29.81	24,000	20,250	500	3,250	—	13,500	—
June 2005	2,000	—	2,000	$29.81	2,000	2,000	—	—	—	1,500	—
December 2005	276,675	—	276,675	$35.89	229,288	203,774	14,491	11,023	—	103,071	—
February 2006	13,000	—	13,000	$35.89	10,250	7,750	1,250	1,250	—	3,875	—
February 2006	7,500	—	7,500	$35.89	5,000	3,750	625	625	—	1,875	—
May 2006	7,000	—	7,000	$37.06	7,000	6,000	500	500	—	3,000	—
July 2006	15,000	—	15,000	$37.06	15,000	10,500	3,750	750	—	5,500	—
August 2006	1,250	—	1,250	$37.06	1,250	—	938	313	—	—	—
October 2006	2,500	—	2,500	$41.02	2,500	2,500	—	—	—	625	—
December 2006	239,290	—	239,290	$41.02	225,600	201,083	20,420	4,098	—	51,405	—
February 2007	33,450	—	33,450	$41.02	31,700	24,700	6,062	938	—	6,738	—
May 2007	2,000	—	2,000	$43.37	2,000	2,000	—	—	—	500	—
September 2007	2,000	—	2,000	$43.37	2,000	2,000	—	—	—	500	—
December 2007	232,385	—	232,385	$40.05	—	210,310	22,075	—	—	—	—
April 2008	2,000	—	2,000	$41.00	—	2,000	—	—	—	—	—
September 2008	2,000	—	2,000	$41.00	—	2,000	—	—	—	—	—

Total	1,234,400	54,600	1,289,000		800,304	862,114	81,259	93,316	—	309,502	6,277

Wtd Avg Exercise Price	$31.93	$13.38	$31.15		$31.56	$34.77	$36.28	$19.35	$—	$29.68	$14.71

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Alion Science and Technology Corporation
Stock-based Compensation Disclosures per FAS 123 and 123R
Stock Appreciation Rights
As of September 30, 2008

				Remaining
	Risk Free		Expected	Life
Date of Grant	Interest Rate	Volatility	Life	(months)

December 2002	4.06%-4.49%	60%	5 yrs	0.0
December 2002	4.06%-4.49%	60%	3 yrs	0.0
May 2003	2.70%-3.30%	55%	5 yrs	0.0
June 2003	2.70%-3.30%	55%	5 yrs	0.0
November 2003	4.06%-4.49%	60%	5 yrs	4.7
November 2003	4.06%-4.49%	60%	3 yrs	0.0
February 2004	4.06%-4.49%	60%	5 yrs	4.6
November 2004	3.10%-3.60%	45%	3 yrs	0.0
February 2005	3.10%-3.60%	45%	4 yrs	7.1
March 2005	3.10%-3.60%	45%	4 yrs	8.2
April 2005	4.10%-4.20%	45%	4 yrs	9.0
June 2005	4.10%-4.20%	45%	4 yrs	11.2
December 2005	4.20%-4.20%	40%	4 yrs	17.7
February 2006	4.20%-4.20%	40%	4 yrs	19.4
February 2006	4.20%-4.20%	40%	4 yrs	19.9
May 2006	4.82%-4.83%	35%	4 yrs	22.6
July 2006	4.82%-4.83%	35%	4 yrs	24.0
August 2006	4.82%-4.83%	35%	4 yrs	25.9
October 2006	4.82%-4.83%	35%	4 yrs	27.8
December 2006	4.54%-4.58%	35%	4 yrs	29.8
February 2007	4.54%-4.58%	35%	4 yrs	31.8
May 2007	4.54%-4.58%	35%	4 yrs	34.7
September 2007	4.54%-4.54%	35%	4 yrs	38.1
December 2007	4.23%-4.23%	35%	4 yrs	41.8
April 2008	4.23%-4.23%	35%	4 yrs	45.9
September 2008	4.23%-4.23%	35%	4 yrs	47.5

Wtd Avg Remaining Life (months)				21.8

(16)	Phantom Stock Plans

Phantom stock refers to theoretical shares of Alion common stock. Recipients, upon vesting, are generally entitled to receive cash equal to the number of vested shares times the then-current price of Alion common stock, based on the most recent stock valuation for the ESOP Trust. The Compensation Committee of the Board of Directors administers the Company’s phantom stock plans and is authorized to grant phantom stock to key management employees and outside directors. Phantom stock grants do not confer voting or any other rights associated with common stock ownership. References to shares of common stock under the plan are for accounting and valuation purposes only. The Company is authorized to issue up to 2.0 million shares of phantom stock in total for all phantom stock plans.

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

Vesting.  The Initial Phantom Stock Plan contains provisions for acceleration of vesting and payouts in connection with an employee’s death, disability, involuntary termination of employment without cause or a change in control of the Company. As of September 30, 2008, the Company had granted 223,685 shares of phantom stock under the Initial Phantom Stock Plan. All phantom stock granted in February 2003 had vested by February 2008. Phantom stock granted in November 2003 vests ratably over five years through November 2008.

Second Phantom Stock Plan

On November 9, 2004, the Company’s Compensation Committee approved, and the full board adopted, the Alion Science and Technology Corporation Performance Shares and Retention Phantom Stock Plan (the Second Phantom Stock Plan) to comply with the requirements of the American Jobs Creation Act. The Second Phantom Stock Plan permits awards of retention and performance share phantom stock. A retention award is for a fixed number of shares set on the grant date. A performance award is for an initial number of shares subject to change at the vesting date. Performance phantom shares are subject to forfeiture for failure to achieve a specified threshold value for a share of the Company’s common stock as of the vesting date. If the value of a share of the Company’s common stock equals the threshold value but does not exceed the target value, the number of performance shares in a given grant can decrease by up to 50%. If the value of a share of the Company’s common stock exceeds a pre-established target value on the vesting date, the number of performance shares in a given grant can increase by up to 20%.

Vesting.  Performance share awards vest three years from date of grant (unless otherwise provided in an individual award agreement) and retention share awards vest as specified in each individual award agreement, provided the grantee is still employed by the Company. Under limited circumstances, a grantee may defer an award payout beyond the original date. The Second Phantom Stock Plan contains provisions for acceleration of vesting and payouts in connection with an employee’s death, disability, involuntary termination of employment without cause or a change in control of the Company. In November 2005, the Board of Directors amended both the Initial Phantom Stock Plan and the Second Phantom Stock Plan to permit employees to make a one-time election for either or both plans to receive payment for phantom shares as they vest each year or when fully vested. As of September 30, 2008, the Company has granted 340,312 shares of retention phantom stock and 213,215 shares of performance phantom stock under the Second Phantom Stock Plan.

Director Phantom Stock Plan

On November 9, 2005, the Company’s Compensation Committee approved, and the full board adopted, the Alion Science and Technology Corporation Board of Directors Phantom Stock Plan (Director Phantom Stock Plan). The Director Phantom Stock Plan provides for annual awards of shares of phantom stock to non-employee directors of the Company for a fixed amount in addition to their then-current annual director’s fee. The number of shares of phantom stock is determined by dividing the fixed amount by fair market value of a share of Alion common stock on the grant date and rounding up to the next higher whole number. The fixed amount was $40,000 for the current year and $35,000 for prior years, Fair market value is determined by the Administrative Committee in its sole discretion using the most recent valuation of the Company’s common stock made by an independent appraisal that meets the requirements of IRC Section 401(a)(28)(C), as of a date that is no more than 12 months before the date of the award.

Director Phantom Stock Plan grants vest ratably over three years from the date of the award. Vesting accelerates upon a director’s death or disability or upon a change of control of the Company. Before each award is granted (or within 30 days of the grant date for individuals who become a director on the grant date), a director may elect whether to receive payment for phantom shares as they vest, or when they are fully vested. A director who

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

elects to receive payment when an award has fully vested may elect to defer the proceeds of the award into the Alion Science and Technology Director Deferred Compensation Plan provided the election is made no later than one year before the award fully vests. All payments made under the awards are required to be in cash. As of September 30, 2008, the Company had granted 20,779 shares of phantom stock under the Director Phantom Stock Plan.

For the years ended September 30, 2008, 2007 and 2006, the Company recognized approximately ($0.1) million, $7.1 million, and $7.8 million, in compensation expense associated with all three phantom stock plans.

The table below sets out the disclosures required by SFAS 123 and the assumptions used to value a share of Alion common stock and the Company’s grants of phantom stock as of September 30, 2008 and September 30, 2007. For grants issued prior to October 1, 2006, the Company uses the intrinsic value method to recognize stock-based compensation expense for its phantom stock plans. For grants issued on or after October 1, 2006, Alion uses a Black-Scholes-Merton option pricing model to recognize compensation expense pursuant to SFAS 123(R) Share-Based Payment. Alion uses the fair market value of a share of its common stock to recognize expense for all grants; therefore no additional disclosures are required for these grants. There is no established public trading market for Alion’s common stock. The ESOP Trust is the only holder of the Company’s common stock. Management estimates the fair value price per share of Alion common stock based on a valuation performed by an independent, third-party firm selected by the ESOP Trustee.. The terms of the senior credit facility and the Subordinated Note prohibit paying dividends without the consent of the respective lenders. The Company intends to retain future earnings, if any, for use in the business.

Alion Science and Technology Corporation
Stock-based Compensation Disclosures per FAS 123 and FAS 123R
Phantom Stock
as of September 30, 2008

		Shares
	Shares	Granted	Total	Grant Date
	Granted to	to	Shares	Price per	Outstanding	Outstanding				Vested	Exercisable
Date of Grant	Employees	Directors	Granted	Share	at 9/30/07	at 9/30/08	Forfeited	Exercised	Expired	at 9/30/08	at 9/30/08

February 2003	171,000	—	171,000	$10.00	26,000	—	2,500	23,500	—	—	$—
November 2003	52,685	—	52,685	$14.71	19,715	11,897	1,359	6,459	—	6,118	6,118
February 2005	213,215	—	213,215	$19.94	188,140	66,436	46,798	74,906	—	66,436	30,287
February 2005	98,399	—	98,399	$19.94	98,399	16,696	30,297	51,406	—	16,696	16,696
February 2005	5,015	—	5,015	$19.94	5,015	5,015	—	—	—	3,761	—
August 2005	2,960	—	2,960	$33.78	2,960	2,960	—	—	—	2,960	—
November 2005	66,592	—	66,592	$35.89	62,413	51,268	11,145	—	—	8,080	8,080
November 2005	—	7,808	7,808	$35.89	6,181	5,531	—	651	—	3,253	3,253
November 2005	55,726	—	55,726	$35.89	55,726	41,795	13,931	—	—	—	—
November 2006	—	5,978	5,978	$41.02	5,978	5,409	—	569	—	1,423	1,423
November 2006	65,456	—	65,456	$41.02	60,580	50,341	10,239	—	—	3,657	3,657
November 2007	—	6,993	6,993	$40.05	—	6,993	—	—	—	—	—
November 2007	42,447	—	42,447	$40.05	—	39,950	2,497	—	—	4,994	4,994
January 2008	2,497	—	2,497	$40.05	—	2,497	—	—	—	—	—
May 2008	1,220	—	1,220	$41.00	—	1,220	—	—	—	—	—

Total	777,212	20,779	797,991		531,107	308,006	118,766	157,492	—	117,379	74,508

Wtd Avg Grant Date Fair Value Price per Share	$22.93	$38.77	$23.34		$25.71	$32.10	$25.28	$18.38	—	$23.32	$24.72

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Alion Science and Technology Corporation
Stock-based Compensation Disclosures per FAS 123 and FAS 123R
Phantom Stock
as of September 30, 2008

				Remaining
	Risk Free		Expected	Life
Date of Grant	Interest Rate	Volatility	Life	(months)

February 2003	4.06%-4.49%	60%	5 yrs	—
November 2003	4.06%-4.49%	60%	5 yrs	1.3
February 2005	3.10%-3.60%	45%	3 yrs	—
February 2005	3.10%-3.60%	45%	3 yrs	—
February 2005	3.10%-3.60%	45%	4 yrs	4.0
August 2005	3.72%-3.77%	45%	3 yrs	—
November 2005	4.20%-4.20%	40%	3 yrs	1.3
November 2005	4.20%-4.20%	40%	3 yrs	1.3
November 2005	4.20%-4.20%	40%	5 yrs	25.3
November 2006	4.54%-4.58%	35%	3 yrs	13.4
November 2006	4.54%-4.58%	35%	3 yrs	13.4
November 2007	4.23%-4.23%	35%	3 yrs	25.4
November 2007	4.23%-4.23%	35%	3 yrs	25.4
January 2008	4.23%-4.23%	35%	3 yrs	27.5
May 2008	4.23%-4.23%	35%	3 yrs	31.4

Wtd Avg Remaining Life (months)				10.4

(17)	Segment Information and Customer Concentration

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

Contract receivables from agencies of the federal government represented approximately $164.2 million, or 95.2%, $173.4 million, or 90.3%, and $143.8 million, or 93.1%, of accounts receivable at September 30, 2008, 2007, and 2006. Contract revenue from agencies of the federal government represented approximately 92.9%, 93.3%, and 94.5% of total contract revenue during the years ended September 30, 2008, 2007 and 2006. The following customers represent 8% or more of consolidated revenue during the years 2008, 2007 or 2006.

		For The Years Ended September 30,
Government Agency	Contract	2008	2007	2006

DoD - Navy	SeaPort Multiple Award Contract	17.3%	17.9%	5.1%
DoD - Air Force	Secretary of the Air Force NAVSEA — Seaport Multiple	9.0%	8.7%	3.2%
DoD - Navy	Award Contract	8.6%	6.7%	9.2%
DoD - DISA	Modeling & Simulation IAC	4.7%	5.9%	12.5%

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(18)	Guarantor/Non-guarantor Condensed Consolidated Financial Information

Alion’s Senior Unsecured Notes are unsecured general obligations of the Company. Certain of Alion’s 100% owned domestic subsidiaries have jointly, severally, fully and unconditionally guaranteed the Senior Unsecured Notes. The following information presents condensed consolidating balance sheet as of September 30, 2008 and September 30, 2007, condensed consolidating statements of operations for the years ended September 30, 2008, 2007 and 2006; and condensed consolidating statements of cash flows for the years ended September 30, 2008, 2007 and 2006 of the parent company issuer, the guarantor subsidiaries and the non-guarantor subsidiaries. Investments include investments in subsidiaries held by the parent company issuer and have been presented using the equity method of accounting.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet Information at September 30, 2008

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
			(In thousands)

Current assets:
Cash and cash equivalents	$16,392	$(62)	$(43)	$—	$16,287
Accounts receivable	161,519	3,872	3,060	—	168,451
Stock subscriptions receivable	2,669	—	—	—	2,669
Prepaid expenses and other current assets	3,024	47	64	—	3,135

Total current assets	183,604	3,857	3,081	—	190,542
Property, plant and equipment, net	18,419	97	85	—	18,601
Intangible assets, net	41,248	—	—	—	41,248
Goodwill	398,871	—	—	—	398,871
Investment in subsidiaries	10,831	—	—	(10,831)	—
Intercompany receivables	—	8,038	72	(8,110)	—
Other assets	6,668	16	—	—	6,684

Total assets	$659,641	$12,008	$3,238	$(18,941)	$655,946

Current liabilities:
Interest payable	$6,543	$—	$—	$—	$6,543
Interest rate swap liability	4,629	—	—	—	4,629
Current portion, Term B Senior Credit Facility note payable	2,389	—	—	—	2,389
Current portion, subordinated note payable	3,000	—	—	—	3,000
Current portion, acquisition obligations	50	—	—	—	50
Trade accounts payable	55,933	467	765	—	57,164
Accrued liabilities	37,678	1,007	542	—	39,227
Accrued payroll and related liabilities	40,569	696	292	—	41,557
Billings in excess of costs and estimated earnings on uncompleted contracts	2,708	—	—	—	2,708

Total current liabilities	153,498	2,170	1,599	—	157,267
Intercompany payables	7,543	—	567	(8,110)	—
Term B Senior Credit Facility note payable, excluding current portion	229,831	—	—	—	229,831
Senior Unsecured Notes	244,355	—	—	—	244,355
Subordinated note payable	42,656	—	—	—	42,656
Accrued compensation, excluding current portion	11,305	—	—	—	11,305
Accrued postretirement benefit obligations	627	—	—	—	627
Non-current portion of lease obligations	6,181	62	17	—	6,260
Redeemable common stock warrants	39,996	—	—	—	39,996
Common stock of subsidiaries	—	2,799	1	(2,800)	—
Redeemable common stock	200,561	—	—	—	200,561
Accumulated other comprehensive loss	(36)	—	—	—	(36)
Accumulated surplus (deficit)	(276,876)	6,977	1,054	(8,031)	(276,876)

Total liabilities, redeemable common stock and accumulated deficit	$659,641	$12,008	$3,238	$(18,941)	$655,946

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations for the Year Ended September 30, 2008
(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated

Contract revenue	$706,699	$22,914	$9,869	$—	$739,482
Direct contract expense	542,674	16,289	7,445	—	566,408

Gross profit	164,025	6,625	2,424	—	173,074

Operating expenses:
Indirect contract expense	34,779	4,388	883	—	40,050
Research and development	944	—	44	—	988
General and administrative	58,582	886	16	—	59,484
Rental and occupancy expense	30,869	—	11	—	30,880
Depreciation and amortization	20,572	125	18	—	20,715

Total operating expenses	145,746	5,399	972	—	152,117

Operating income (loss)	18,279	1,226	1,452	—	20,957
Other income (expense):
Interest income	412	11	—	—	423
Interest expense	(47,382)	—	—	—	(47,382)
Other	193	471	(9)	—	655
Equity in operations of subsidiaries	3,151	—	—	(3,151)	—

Total other income (expenses)	(43,626)	482	(9)	(3,151)	(46,304)
Income (loss) before income taxes	(25,347)	1,708	1,443	(3,151)	(25,347)
Income tax benefit	13	—	—	—	13

Net income (loss)	$(25,334)	$1,708	$1,443	$(3,151)	$(25,334)

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations for the Year Ended September 30, 2007
(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated

Contract revenue	$709,980	$27,375	$232	$—	$737,587
Direct contract expense	542,085	19904	150	—	562,139

Gross profit	167,895	7,471	82	—	175,448

Operating expenses:
Indirect contract expense	39,206	4,629	137	—	43,972
Research and development	2,158	8	213	—	2,379
General and administrative	57,567	1,445	(126)	—	58,886
Rental and occupancy expense	32,098	273	39	—	32,410
Depreciation and amortization	23,450	186	—	—	23,636

Total operating expenses	154,479	6,541	263	—	161,283

Operating income (loss)	13,416	930	(181)	—	14,165
Other income (expense):
Interest income	319	—	—	—	319
Interest expense	(51,226)	—	—	—	(51,226)
Loss on extinguishment of debt	(6,170)	—	—	—	(6,170)
Other	1,191	(1,146)	87	—	132
Equity in operations of subsidiaries	(300)	—	—	300	—

Total other income (expenses)	(58,186)	(1,146)	87	300	(56,945)
Income (loss) before income taxes	(42,770)	(216)	(94)	300	(42,780)
Income tax benefit	—	10	—	—	10

Net income (loss)	$(42,770)	$(206)	$(94)	$300	$(42,770)

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations for the Year Ended September 30, 2006
(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated

Contract revenue	$489,013	$19,146	$469	$—	$508,628
Direct contract expense	367,585	13,590	292	—	381,467

Gross profit	121,428	5,556	177	—	127,161

Operating expenses:
Indirect contract expense	27,491	2,312	104	—	29,907
Research and development	1,884	—	141	—	2,025
General and administrative	56,931	894	268	—	58,093
Rental and occupancy expense	22,166	6	36	—	22,208
Depreciation and amortization	17,158	75	—	—	17,233

Total operating expenses	125,630	3,287	549	—	129,466

Operating income (loss)	(4,202)	2,269	(372)	—	(2,305)
Other income (expense):
Interest income	590	—	—	—	590
Interest expense	(26,691)	—	—	—	(29,691)
Equity in operations of subsidiaries	766	—	—	(766)	—
Other	1,448	(1,033)	(98)	—	317

Total other expenses	(23,887)	(1,033)	(98)	(766)	(28,784)
Income (loss) before income taxes	(31,089)	1,236	(470)	(766)	(31,089)
Income tax expense	(26)	—	—	—	(26)

Net income (loss)	$(31,115)	$1,236	$(470)	$(766)	$(31,115)

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows
Year Ended September 30, 2008
(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Consolidated

Net cash provided by (used in) operating activities	$29,268	$(9)	$61	$29,320
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(7,946)	—	—	(7,946)
Capital expenditures	(4,863)	(20)	(103)	(4,986)
Proceeds from sale of non-operating assets	780	—	—	780

Net cash used in investing activities	(12,029)	(20)	(103)	(12,152)
Cash flows from financing activities:
Net cash received from interest rate swap	4,333	—	—	4,333
Payment of debt issuance costs	(500)	—	—	(500)
Repayment of Term B Credit Facility note payable	(6,474)	—	—	(6,474)
Payments under revolving credit facility	(9,250)	—	—	(9,250)
Loan to ESOP Trust	(3,369)	—	—	(3,369)
ESOP to loan repayment	3,369	—	—	3,369
Purchase of redeemable common stock from ESOP Trust	(4,051)	—	—	(4,051)
Cash received from issuance of redeemable common stock to ESOP Trust	3,377	—	—	3,377

Net cash used in financing activities	(12,565)	—	—	(12,565)

Net increase (decrease) in cash and cash equivalents	4,674	(29)	(42)	4,603
Cash and cash equivalents at beginning of year	11,718	(33)	(1)	11,684

Cash and cash equivalents at end of year	$16,392	$(62)	$(43)	$16,287

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows
Year Ended September 30, 2006
(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Consolidated

Net cash provided by (used in) operating activities	$(15,787)	$(256)	$366	$(15,678)
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(279,196)	—	—	(279,196)
Capital expenditures	(4,878)	(37)	(312)	(5,227)

Net cash used in investing activities	(284,074)	(37)	(312)	(284,423)
Cash flows from financing activities:
Proceeds from Term B Senior Credit Facility note payable	118,000	—	—	118,000
Repayment of mezzanine note warrants	(13,643)	—	—	(13,643)
Proceeds from Bridge Loan	170,000	—	—	170,000
Payment of debt issuance costs	(7,758)	—	—	(7,758)
Repayment of Term B Credit Facility note payable	(1,905)	—	—	(1,905)
Borrowings under revolving credit facility	12,300	—	—	12,300
Purchase interest rate cap agreement	(44)	—	—	(44)
Purchase of redeemable common stock from ESOP Trust	(19,003)	—	—	(19,003)
Cash received from issuance of redeemable common stock to Trust	7,131	—	—	7,131

Net cash provided by financing activities	265,078	—	—	265,078
Net (decrease) increase in cash and cash equivalents	(34,783)	(293)	54	(35,023)
Cash and cash equivalents at beginning of year	37,512	261	5	37,778

Cash and cash equivalents at end of year	$2,728	$(32)	$59	$2,755

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(19)	Related Party Transactions

In March 2006, Alion redeemed Dr. Atefi’s mezzanine warrants for approximately $1.1 million. Alion uses the consulting services of One Team, a company owned by General George Joulwan, (USA Ret.), a member of Alion’s board of directors. The Company paid One Team approximately $60 thousand per year for fiscal years 2008, 2007 and 2006.

(20)	Commitments and Contingencies

Earn-Out and Hold-Back Commitments

The Company has a $0.9 million maximum earn-out commitment through July 2013 for its LogConGroup acquisition.

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

The suits arose in connection with a steam pipe explosion that occurred on or about April 23, 2004 on a construction site at 17th Street, NW in Washington, D.C. The plaintiffs died, apparently as a result of the explosion. They were employees of the prime contractor on the site, Grunley-Walsh, and the subcontractor, Cherry Hill Construction Company Inc., respectively. Grunley-Walsh had a contract with the U.S. General Services Administration (GSA) for construction on 17th Street NW near the Old Executive Office Building in Washington, D.C. Sometime after the award of Grunley-Walsh’s construction contract, Alion was awarded a separate contract by GSA. Alion’s responsibilities on this contract were non-supervisory monitoring of Grunley-Walsh’s activities and reporting to GSA of any deviations from contract requirements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(21)	Interim Period Information (Unaudited, in thousands except per share information)

	2008 Quarters
	1st	2nd	3rd	4th

Revenue	$183,145	$189,243	$185,876	$181,218
Gross profit	$42,763	$46,213	$43,014	$41,084
Net income (loss)	$(8,706)	$(9,805)	$(7,893)	$1,070
Income (loss) per share	$(1.74)	$(1.96)	$(1.55)	$0.23

	2007 Quarters
	1st	2nd	3rd	4th

Revenue	$181,139	$187,899	$184,933	$183,616
Gross profit	$41,038	$46,387	$42,761	$45,262
Net income (loss)	$(14,112)	$(15,694)	$(13,827)	$863
Loss per share	$(2.71)	$(3.07)	$(2.63)	$0.06

(22)	Subsequent Event

In October 2008, Alion reached a settlement with its former chief financial officer which reduced the amount payable to him from approximately $5.2 million to approximately $3.0 million. The agreement reduced current year general and administrative expense by $2.2 million, principally related to stock-based compensation expense recognized in prior years.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Disclosure Controls and Procedure.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 15d — 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it is required to file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosures. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective and timely.

Limitations on the Effectiveness of Controls.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures.

Management’s Report on Internal Control Over Financial Reporting.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles

The Company’s management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we believe that as of September 30, 2008, our internal control over financial reporting was effective based on criteria set forth by COSO in Internal Control — Integrated Framework. Based upon the assessments, the Company’s management has concluded that as of September 30, 2008 our internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting.  There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 15d — 15(f) under the Exchange Act) during the fiscal fourth quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Scope of the Assessment.  This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B.	Other Information

In the fourth quarter of our fiscal year ended September 30, 2008, we reported all information that was required to be disclosed in a current report on Form 8-K.

Because we are filing this annual report on Form 10-K within four business days after the applicable triggering event, we are making the following disclosures under Part II, Item 9B of this annual report instead of filing a report on Form 8-K for Item 5.02(e) Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On December 19, 2008, our Chief Executive Officer executed the Alion Science and Technology Corporation Long-Term Incentive Plan, which the board of directors had approved on November 11, 2008. Please see Item 11 for a description of the terms and conditions of the plan and amounts payable to named executive officers, which disclosures are incorporated by reference herein.

Copies of the LTIP and relevant form of award agreements are attached to this annual report on Form 10-K as Exhibits 10.53 — 10.58 and are incorporated by reference as though they were fully set forth herein.

On December 19, 2008, we entered into a bonus agreement with Scott Fry pursuant to which we awarded to Mr. Fry a bonus totaling $237,391 payable on March 14, 2009. A copy of Mr. Fry’s bonus agreement is attached to this annual report on Form 10-K as Exhibit 10.59 and is incorporated by reference as though it were fully set forth herein

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information Regarding the Directors of the Registrant

The names, ages and positions of our current directors are set forth below:

			Term	Director
Name	Age	Position	Expires	Since

Bahman Atefi	55	President, Chief Executive Officer and Chairman	2011	2001
Edward C. (Pete) Aldridge, Jr.	70	Director	2009	2003
Leslie L. Armitage	40	Director	2010	2002
Lewis Collens	70	Director	2010	2002
Admiral (Ret.) Harold W. Gehman, Jr.	65	Director	2010	2002
Donald E. Goss	77	Director	2009	2002
General (Ret.) George A. Joulwan	68	Director	2011	2002
General (Ret.) Michael E. Ryan	66	Director	2011	2002

The Company’s directors are divided into three classes. The first class of directors: Donald E. Goss and Edward C. Aldridge, Jr.; have terms expiring on the date of Alion’s 2009 annual shareholder meeting. The second class of directors: Leslie Armitage, Lewis Collens and Admiral Harold W. Gehman, Jr.; have terms expiring on the date of Alion’s 2010 annual shareholder meeting. The third class of directors: Bahman Atefi, General George A. Joulwan and General Michael E. Ryan; have terms expiring on the date of the Alion’s 2011 annual shareholder meeting. As the holder of the subordinated note and warrants, Illinois Institute of Technology is entitled to nominate two representatives whom the ESOP Trust is required to elect to Alion’s Board of Directors. Messrs. Collens and Goss are Illinois Institute of Technology’s board representatives.

The following sets forth the business experience, principal occupations and employment of each of the directors.

Bahman Atefi was appointed president and chief executive officer of Alion in December 2001. He is also chairman of Alion’s Board of Directors. Dr. Atefi also serves as chairman of the ESOP committee. Dr. Atefi served as president of IITRI from August 1997 and as its chief executive officer from October 2000 until December 20, 2002, the closing date of the Transaction. Dr. Atefi has also been chairman of the board of directors of Human Factors Applications, Inc. since February 1999. From June 1994 to August 1997, Dr. Atefi served as manager of the energy and environmental group at Science Applications International Corporation. In this capacity, he was responsible for operation of a 600-person business unit, with annual revenues in 1997 of approximately $80 million, which provided scientific and engineering support to the U.S. Department of Energy, Nuclear Regulatory Commission, Environmental Protection Agency, DoD, as well as commercial and international customers. Dr. Atefi is a member of the board of trustees of Illinois Institute of Technology. Dr. Atefi received a BS in Electrical Engineering from Cornell University, a master’s degree in nuclear engineering and a doctor of science in nuclear engineering from the Massachusetts Institute of Technology.

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

Leslie L. Armitage has served as a director of Alion since May 2002. Ms. Armitage currently serves as a Partner and Senior Managing Director for Relativity Capital, a position she has held since January 2006. Ms. Armitage served as a Partner of The Carlyle Group from January 1999 until May 2005 and held several other positions at

Carlyle from 1990 to 1999. After leaving The Carlyle Group in May 2005, Ms. Armitage co-founded Relativity Capital, a Virginia-based private equity firm. Ms. Armitage also served on the Board of Directors of Vought Aircraft Industries, Inc., Honsel International Technologies, and United Components, Inc. She currently chairs the Boards of Directors of Nivisys Industries and Berkshire Manufactured Products.

Lewis Collens has served as a director of Alion since May 2002. From 1990 to 2007, Mr. Collens served as president of Illinois Institute of Technology (“IIT”). He is currently President Emeritus and Professor of Law at IIT, Chicago-Kent College of Law, a position he has held since August 2007. Mr. Collens also served as chief executive officer of IITRI from 1990 to October 2000. Mr. Collens also serves as director for Dean Foods Company, Amsted Industries and Colson Group. Mr. Collens is one of IIT’s two representatives on the Company’s Board of Directors.

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

Establishment of Committees

The Board of Directors has established three committees, an Audit and Finance Committee, a Compensation Committee, and a Governance and Compliance Committee. Each committee currently consists of the following members:

Committee	Chairperson	Members

Audit and Finance Committee	Leslie Armitage	Donald Goss, Harold Gehman, Michael Ryan
Compensation Committee	Harold Gehman	Pete Aldridge, Leslie Armitage, Lewis Collens, George Joulwan
Governance and Compliance Committee	Michael Ryan	Bahman Atefi, George Joulwan, Harold Gehman

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

Audit and Finance Committee

The responsibilities of the Audit and Finance Committee are set forth in its charter and include periodically reviewing and making recommendations to the Board of Directors and management of the Company concerning:

•	professional services provided by our independent registered public accounting firm;

•	independence of our independent registered public accounting firm from our management;

•	our quarterly and annual financial statements and our system of internal control over financial reporting;

•	our capital structure, including the issuance of equity and debt securities, the incurrence of indebtedness, and related matters;

•	general financial planning, including cash flow and working capital management, capital budgeting and expenditures, tax planning and compliance and related matters;

•	mergers, acquisitions and strategic transactions;

•	investment policies, financial performance and funding of our employee benefit plans; and

•	other transactions or financial issues that the Board of Directors or management presents to the committee to review.

The Audit and Finance Committee met seven times during fiscal year 2008.

Compensation Committee

The responsibilities of the Compensation Committee set forth in its charter include:

•	determining the compensation of our Chief Executive Officer and reviewing and approving the compensation of our other executive officers;

•	exercising all rights, authority and functions under our KSOP, retirement and other compensation plans;

•	approving and making recommendations to the Board regarding non-employee director compensation;

•	preparing an annual report on executive compensation for inclusion in our annual report on Form 10-K in accordance with the rules and regulations of the Securities and Exchange Commission;

•	establishing, implementing and monitoring adherence to the Company’s compensation philosophy; and

•	evaluating performance and compensation to ensure that the Company maintains its ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of other companies.

The Compensation Committee met three times during fiscal year 2008.

Corporate Governance and Compliance Committee

The Corporate Governance and Compliance Committee oversees and reviews nominations for our Board of Directors and evaluates and recommends corporate governance policies and procedures. The Corporate Governance and Compliance Committee is charged with annually assessing the performance of the Board of Directors and its committees. This includes overseeing each committee’s annual self-assessment, including the Corporate Governance and Compliance Committee itself. These assessments are intended to monitor the effectiveness of the Board of Directors and each of its committees; gather information regarding the ability of the Board and its committees to fulfill their mandates and responsibilities; and provide a basis to further evaluate and improve policies of the Board and its committees. The Corporate Governance and Compliance Committee met four times during fiscal year 2008.

Information Regarding the Executive Officers of the Registrant

The names, ages and positions of the Company’s current executive officers and the dates from which these positions have been held are set forth below.

Name	Age	Office	Position Since

Bahman Atefi	55	President, Chief Executive Officer and Chairman of the Board of Directors(1)	December 2001
Stacy Mendler	45	Chief Operating Officer and Executive Vice President(1)	September 2006
Michael Alber	51	Chief Financial Officer, Senior Vice President and Treasurer(1)	November 2008
Scott Fry	59	Sector Senior Vice President -- Engineering and Integration Solutions Sector(1)	October 2005
Walter (Buck) Buchanan	58	Sector Senior Vice President -- Engineering and Information Technology Sector	June 2007
James Fontana	50	Senior Vice President, General Counsel and Secretary	January 2004

(1)	Member of the ESOP committee

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

Michael Alber has served as Senior Vice President, Chief Financial Officer and Treasurer since November 2008. He was Senior Vice President and acting Chief Financial Officer from February 2008 to November 2008. He served as Senior Vice President and Director of Finance from November 2007 to February 2008. Prior to joining Alion, Mr. Alber served as Senior Vice President and Group Controller at Science Applications International Corporation (SAIC) from April 1990 to November 2007 where he was responsible for the financial and administrative oversight of the IT & Network Solutions Group comprising three business units with over 9,300 employees and over 20 international and domestic locations and with annual operating revenues over $1.5 billion. Prior to SAIC, Mr. Alber held various senior finance and contract — related positions with Network Solutions Inc., GeoTrans Inc. and System Development Corporation. Mr. Alber received a BS in Business Administration from George Mason University.

Scott Fry has served as Sector Senior Vice President for Alion’s Engineering and Integration Solutions Sector since September 2006. Mr. Fry served as Senior Vice President and Sector Manager of Alion’s JMS Maritime Sector from October 2005 until September 2006, and as Senior Vice President and Deputy Sector Manager for the JMS Maritime Sector from April 2005 to October 2005. Between January 2004 and April 2005 Mr. Fry was a Group Senior Vice President for Alion’s Strategic Systems Group. Prior to joining Alion in January 2004, Mr. Fry served in the U.S. Navy for 32 years, retiring at the rank of Vice Admiral. His career included command and staff positions both at sea and ashore with the Navy, NATO, and Joint Chiefs of Staff. In his last active duty assignment he commanded the United States Sixth Fleet during Operation Iraqi Freedom and the Global War on Terrorism. Mr. Fry received a B.S from the United States Naval Academy in Annapolis, Maryland.

Walter E. Buchanan III has served as Sector Senior Vice President for the Engineering and Information Technology Sector since June 2007. Mr. Buchanan served as Deputy Sector Manager for the Engineering and Information Technology Sector from July 2006 to December 2007 and as a Group Manager from December 2007 to June 2007. Prior to joining Alion in July 2006, Mr. Buchanan served in the United States Air Force for 34 years, retiring at the rank of Lieutenant General. His career included planning and execution of air operations in the Middle East to include those in Iraq and Afghanistan. He served as a command pilot and has more than 3800 flight hours primarily in fighter aircraft. His military awards include the Defense Distinguished Service Medal and Defense Superior Service Medal. He is a Distinguished Graduate of the Army Command and General Staff College and graduate of the National War College. Mr. Buchanan received a Master’s Degree in Management from Troy State University and a Bachelor of Science degree in Life Science from the US Air Force Academy, where he also received his commission.

James C. Fontana has served as Senior Vice President, General Counsel and Secretary of Alion since January 2004. He has 24 years of experience as an attorney specializing in government contracts and technology law, and possesses a wide range of legal subject matter expertise. From February 2003 to January 2004, Mr. Fontana was in private practice, and from April 1997 to January 2003 he served as General Counsel of Getronics Government Solutions, LLC (formerly Wang Federal) and Vinnell Corporation, and was Senior Corporate Counsel to BDM International, Inc., Vinnell’s parent company. Mr. Fontana is a graduate of Temple University School of Law. He received his undergraduate degree from The American University, where he majored in economics.

There is no known family relationship between any director or executive officer.

Code of Ethics

In December 2001, Alion adopted a Code of Ethics, Conduct, and Responsibility that applied to all employees, executive officers and directors of the Company and served as a code of ethics for the Company’s chief executive officer, chief financial officer, director of finance, controller, and any person performing similar functions. In 2004, Alion reviewed the Company’s 2001 Code of Ethics and in September 2004, adopted a revised Code applicable to all Alion employees, including Alion’s CEO and CFO. The 2001 Code met the definitional requirements set forth in the rules and regulations of the Securities and Exchange Commission. In November 2007, the Company adopted a newly revised Code of Ethics that applies to all Alion employees and meets the definitional requirements set forth in the rules and regulations of the Securities and Exchange Commission. Alion provides access to a telephone hotline so employees can report suspected instances of improper business practices such as fraud, waste, and violations of the Code. A copy of the 2007 Code of Ethics is filed as an exhibit to this annual report and is also posted for all employees on the Company’s internal website.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Objectives of Executive Compensation Program

Our executive compensation program is designed to create strong financial incentive for our officers to increase revenues, profits, operating efficiency and returns, which we expect to lead to an increase in shareholder value. Our compensation program’s primary objective is to attract and retain qualified, energetic employees who are enthusiastic about Alion’s mission and to reward employees for their contributions to Alion. We strive to promote an ownership mentality among key leadership and the Board of Directors. We endeavor to ensure that our compensation program is perceived as fundamentally fair to all stakeholders.

The Compensation Committee of the Board of Directors (the “Compensation Committee”) evaluates both performance and compensation to ensure Alion maintains its ability to attract and retain employees in key positions and that it compensates key employees at levels competitive with the compensation other companies pay similarly situated executives. The Committee believes compensation packages for Alion’s named executives and other officers should include both cash and long-term incentive components that reward performance as measured against established goals.

What Our Compensation Program is Designed to Reward

Our compensation program is designed to reward each employee’s contribution to the Company. The Compensation Committee considers numerous factors including the Company’s growth and financial performance in measuring the contributions of named executive officers. Throughout this Form 10-K, individuals who served as the Company’s Chief Executive Officer and Chief Financial Officer during fiscal year 2008, as well as the other individuals included in the Summary Compensation Table, are referred to as “named executive officers.”

Roles and Responsibilities for Our Compensation Program

Role of the Compensation Committee

The Compensation Committee is responsible for establishing, implementing and monitoring adherence to Alion’s compensation philosophy and for setting the individual cash and equity compensation levels for executive officers. The Compensation Committee’s responsibilities are set forth in its charter and discussed in Item 10 under “Establishment of Committees.”

Role of the Chief Executive Officer

Our Chief Executive Officer provides recommendations to the Compensation Committee in the evaluation of Alion’s executive officers, including recommendations of individual cash and equity compensation levels for executive officers. Dr. Atefi relies on his personal experience serving in the capacity of Chief Executive Officer in evaluating the contribution of our other executive officers and on comparable compensation guidance provided by an outside compensation consultant to form the basis for his recommendations. Dr. Atefi was not present during Committee deliberations and voting pertaining to the determination of his own compensation.

Role of the Compensation Consultant

The Compensation Committee annually retains a consultant to provide independent advice on executive compensation matters and to perform specific project-related work. In fiscal year 2008, we engaged Hewitt

Associates LLC to review the compensation of our named executive officers and to provide competitive data and analysis to the Compensation Committee. They performed no other services for the Company.

Elements of Company’s Executive Compensation Plan

Alion’s compensation program consists of several major components. Alion pays salaries that are non-discriminatory to attract, retain, and motivate our named executive officers, competitive with rates paid for similar jobs by other employers. We offer an extensive incentive program designed to encourage exceptional employee performance. As a 100% ESOP-owned company, we offer our named executive officers the ability to invest in the future of our company. The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan, consists of an ESOP, which allows employees to own an interest in the company’s stock, and a cash or deferred arrangement under Section 401(k) of the Internal Revenue Code, which allows employees to have diversified retirement savings in other investments. Investments in the ESOP are indirect investments in Alion common stock. Investments in the 401(k) are investments in any of a number of mutual funds. We offer fringe benefit and employee morale and wellness programs designed to attract and retain our named executive officers.

Base Salary

Alion pays each named executive officer a base salary for services rendered during the fiscal year. This fixed annual amount for performing specific job responsibilities is the minimum income the named executive officer may receive in any given year. Each Alion executive’s base salary is determined by his or her responsibilities and performance as well as comparative compensation levels for the executive’s peers. The Compensation Committee determines the Chief Executive Officer’s base salary, including periodic changes and determines base salaries and changes, for other named executive officers following recommendations by the Chief Executive Officer.

Base salaries for our named executive officers for the 2008 fiscal year were:

Named Executive Officer	Fiscal 2008 Base Salary

Bahman Atefi	$620,000
Stacy Mendler	$335,000
Michael Alber	$260,000
Rob Goff	$320,010
Scott Fry	$320,008
Jack Hughes*	$315,155

*	Mr. Hughes resigned as Executive Vice President, Chief Financial Officer and Treasurer in February 2008.

Each year, the Compensation Committee utilizes salary survey information provided by its outside compensation consultant for appropriate salary data for Alion’s senior positions.

In reviewing base salaries for our named executive officers, the Compensation Committee primarily considers:

•	market data provided by the Company’s outside compensation consultant;

•	the executive’s compensation, individually and relative to other officers;

•	the executive’s individual performance; and

•	Alion’s financial and operating results.

Typically, the Compensation Committee reviews each named executive officer’s base salary as part of Alion’s annual performance review process and upon a promotion or other change in job responsibility.

Annual Bonus

We use our compensation program’s annual bonus component to motivate and reward our named executive officers for current, short term performance such as meeting annual financial and non-financial performance objectives attainable within the year. The Compensation Committee has determined it is important to encourage and reward both short-term and long-term performance. The Compensation Committee has the discretion to set goals and objectives it believes are consistent with creating shareholder value, including financial measures, operating objectives, growth goals and other measures. The Compensation Committee also considers individual achievement.

Alion pays named executive officers annual cash bonuses based upon achievement of performance objectives. The objectives vary depending upon the executive’s responsibilities and include objectives based upon the Company achieving certain earnings targets as well as other financial and business objectives. Revenue growth and profitability are weighted as the most significant factors. The Compensation Committee evaluates achievement of the objectives following the end of each year; it makes annual bonus awards based on this assessment and the Chief Executive Officer’s recommendations with respect to other executive officers.

Long-term Incentives/Awards

We use our compensation program’s stock incentives/awards component to motivate and reward our named executive officers for long term performance and for executive retention. We issue stock incentives/awards under our Stock Appreciation Rights (SAR) Plans. In November 2008, the Compensation Committee approved a new executive incentive compensation program intended to reward both short-term and long-term performance based on Alion’s financial and other goals. The new program establishes performance-based award opportunities that are specific to the financial performance of the Company and the performance of the specific business units and corporate departments an individual leads.

Long-Term Incentive Plan

Effective November 1, 2008, we established the Alion Science and Technology Corporation Long-Term Incentive Plan (“LTIP”). The LTIP provides for award opportunities based on the achievement of predefined individual performance goals established by the Compensation Committee. LTIP award opportunities are settled in cash. Our named executive officers and other key employees are eligible to receive awards under the LTIP.

We established the LTIP to:

•	provide certain employees an incentive for excellence in achieving certain Company and business unit or departmental goals;

•	facilitate key employee retention and recruitment;

•	provide award opportunities that are at-risk and contingent on achievement of selected performance criteria over an extended period; and

•	provide a meaningful incentive to achieve long-term growth and improve profitability.

Under the LTIP, our Compensation Committee is responsible for:

•	selecting individuals to participate in the LTIP from certain of our key employees;

•	determining the period during which a given participant must achieve his or her performance goals, (“performance period”);

•	setting each participant’s award opportunities with respect to a given performance period; and

•	establishing the conditions for vesting of awards.

Following consultation with the outside compensation consultant retained by the Compensation Committee, we determined Alion needed a non-equity based compensation plan to properly incentivize named executive officers and other key employees. LTIP compensation costs could be considered an allowable indirect expense on government and commercial contracts under certain circumstances and thus could be subject to customer reimbursement. We do not expect to recover all LTIP compensation costs. Our LTIP is intended to differ from our equity-based compensation plans which are not an allowable indirect expense and, therefore, cannot be reimbursed through our contracts.

The Board of Directors has adopted separate forms of LTIP award agreements. Some of our named executive officers may be eligible to receive awards under more than one of these agreements. The forms of LTIP award agreements provide for the following:

Minimum/
Form of Award			Maximum
Agreement	Date of Grant	Performance Cycles	Award Amount	Vesting Date

Category A	November 1, 2008	November 1, 2008 until performance goals achieved	N/A	Date performance goals achieved
Category B	November 1, 2008	November 1, 2008- October 31, 2009	80%/120%	November 15, 2009
Category C	November 1, 2008	November 1, 2008- October 31, 2009	50%/150%	November 15, 2010
November 1, 2009- October 31, 2010
Category D	November 1, 2008	November 1, 2008- October 31, 2009	50%/150%	November 15, 2011
November 1, 2009- October 31, 2010
November 1, 2010- October 31, 2011
Ongoing	November 1, 2008	November 1, 2008- October 31, 2009	50%/150%	November 15, 2011
November 1, 2009- October 31, 2010
November 1, 2010- October 31, 2011

Performance goals under these award agreements include, among others, reaching certain company planned targets relating to revenue; Earnings before Interest, Taxes and Depreciation; business sector net income; business sector revenue; compliance with debt covenants; and days’ sales outstanding. For two-year grants, one half of the awarded amount relates to each performance cycle during the term of the grant, and for three year-grants, one third of the awarded amount relates to each performance cycle during the term of the grant.

Subject to the Compensation Committee’s discretion, and as set forth in the table above, a recipient may receive from 50% to 150% of the target amount up through the end of a performance cycle depending on whether the individual achieves performance goals, or substantially under- or over-achieves performance goals. Each earned award vests in full on its vesting date, provided that the named executive officer is still employed with us.

The following table sets forth the target amounts approved by our Compensation Committee and Board of Directors, for each of our named executive officers under each of the above-mentioned categories of LTIP award agreements with respect to all performance cycles covered by such award agreements. Consistent with the design of the LTIP, the Compensation Committee and the Board of Directors approved awards to senior corporate officers in addition to our named executive officers listed below.

Name	Category A	Category B	Category C	Category D	Ongoing

Bahman Atefi	$998,223	$934,910	$1,738,830		$800,000
Stacy Mendler	$479,559	$411,360	$725,782		$300,000
Scott Fry		$211,023	$191,511		$250,000
Michael Alber				$94,646	$150,000

The ranges reflect participation levels determined for each named executive officer in the LTIP based on market information provided to us by our compensation consultant. Each named executive officer’s participation level is based on his or her specific position, responsibilities, accountabilities and impact within our company. We vet these target participation levels against the participation levels of similarly situated executive officers at peer companies.

Phantom Stock Plans

Phantom stock refers to hypothetical shares of Alion common stock. Each recipient of a phantom stock award receives a grant of a specified number of shares. Recipients, upon vesting, are generally entitled to receive cash equal to the number of hypothetical vested shares times the current value of Alion common stock, based on the most recent stock valuation performed for the ESOP Trust. Phantom stock may increase or decrease in value over time, resulting in cash payments under the phantom stock awards that may be greater or less than the phantom stock’s grant date value. The Compensation Committee administers Alion’s phantom stock plans and is authorized to grant phantom stock to the named executive officers.

Stock Appreciation Rights (SAR) Plan

2002 SAR Plan.  In November 2002, the Board of Directors adopted the Alion Science and Technology Corporation 2002 Stock Appreciation Rights Plan (the 2002 SAR Plan). The 2002 SAR Plan was devised to attract, retain, reward and motivate employees responsible for the Company’s continued growth and development and its future financial success. The 2002 SAR Plan is administered by the Compensation Committee or its delegate (the administrative committee). The 2002 SAR Plan has a 10-year term and permits grants to our directors, officers, employees and consultants.

2004 SAR Plan.  In January 2005, the Board of Directors adopted a second SAR plan, the Alion Science and Technology Corporation 2004 Stock Appreciation Rights Plan (the 2004 SAR Plan), to comply with the deferred compensation provisions of the American Jobs Creation Act of 2004. The 2004 SAR Plan is administered by the Compensation Committee or its delegate (the administrative committee). The 2004 SAR Plan has a 10-year term and permits grants to Alion directors, officers, employees and consultants. Under the 2004 SAR Plan, the Chief Executive Officer has the authority to award SARs, as he deems appropriate; however, awards to executive officers are subject to the approval of the administrative committee of the Plan.

Severance/Change in Control and Provisions in Employment Agreements

We maintain employment agreements with our named executive officers to help ensure they will perform their roles for an extended period of time. These agreements provide for severance payments if an executive’s employment is terminated under certain conditions, such as following a change of control or a termination “without cause” as defined in the agreements.

Change in Control

As part of our normal course of business, we engage in discussions with other companies about possible collaborations and/or other ways to work together to further our respective long-term objectives. Many larger, established companies consider companies at stages of development similar to ours as potential acquisition targets. In certain circumstances, a potential merger, acquisition or material investment could be in the best interests of our shareholders. We provide severance compensation if an executive’s employment is terminated following a change in control transaction. We do this to promote the ability of our senior executives to act in the best interests of our stockholders even though their employment could be terminated as a result of a transaction.

Termination without Cause

If we terminate the employment of a named executive officer without cause as defined in his or her employment agreement, we are obligated to continue to pay certain amounts as described below under Other Potential Post-Termination Payments. This provides us with flexibility to make a change in senior management if such a change is in the best interests of Alion and its shareholders.

Health and Welfare Benefits

Alion provides all its named executive officers a comprehensive, balanced, and flexible fringe benefit program. Our fringe benefit program’s design plays an important role in attracting new employees and retaining our named executive officers. We review industry-wide fringe benefit packages annually to ensure that Alion’s fringe benefit program continues to provide the best value to our named executive officers. Benefits include medical, prescription drug, vision and dental coverage; life insurance; accidental death and dismemberment insurance, short and long-term disability insurance; business travel accident, kidnap and ransom insurance; an employee assistance program and flexible spending accounts for medical expense reimbursement and child care. Alion provides worker’s compensation insurance and unemployment benefits required by law to all employees, including named executive officers. We purchase worker’s compensation insurance and are self-insured for unemployment payments. Our plans do not discriminate in favor of our named executive officers. Alion provides the major portion of its fringe benefit program as a core package of standard benefits supplemented by a set of employee-selected optional benefits. All eligible employees, including named executive officers contribute to the cost of certain benefits at the same rates and in the same manner.

KSOP

Alion’s KSOP is a qualified retirement plan that includes an ESOP component and a 401(k) component. The ESOP owns all of the Company’s outstanding shares of common stock. Alion makes retirement plan contributions to both the ESOP and 401(k) components on behalf of all eligible employee KSOP participants. The Company also makes matching contributions on behalf of eligible employees, in the ESOP component, based on their pre-tax Alion salary deferrals.

Summary Compensation Table

The following table sets forth all compensation with respect to our Chief Executive Officer and our other most highly paid executive officers (the named executive officers), whose total salary and bonus exceeded $100,000 for the year ended September 30, 2008.

						Non-Equity
				Phantom		Incentive	Deferred
Name and Principal				Stock	SAR	Plan	Compensation	All Other
Position	Year	Salary	Bonus(1)	Awards(2)	Awards(2)	Compensation(3)	Earnings	Compensation(4)	Total

Bahman Atefi	2008	$604,749	—	$1,630,296	—	$500,000	—	$138,822	$2,873,867
Chief Executive Officer and President
Stacy Mendler	2008	$333,185	—	$759,346	—	$200,000	—	$92,500	$1,385,031
Chief Operating Officer and Executive VP
Michael Alber	2008	$220,000	$95,000	$15,836	$3,000	$150,000		$29,911	$513,747
Senior Vice President and Chief Financial Officer
Rob Goff	2008	$318,090	—	$662,625	—	—	—	$51,120	$1,031,835
Defense Operations Integration Sector Senior VP
Scott Fry	2008	$316,171	—	$183,937	—	$225,000	—	$41,878	$766,986
Engineering and Integration Solutions Sector Senior VP
Jack Hughes(5)	2008	$283,962	—		—	—	—	$3,045,634	$3,329,596
Executive VP, Chief Financial Officer and Treasurer

(1)	This column includes non-incentive based cash bonuses, such as sign-on bonuses, paid to named executive officers

(2)	These columns reflect the fiscal year 2008 expense Alion recognized under SFAS 123(R) for current and prior year phantom stock and SAR awards to named executive officers.

(3)	This column includes cash bonuses awarded to our named executive officers under the non-equity incentive plan for their service in fiscal year 2008.

(4)	This column includes the following amounts paid by Alion:

• 401(k) matching and profit sharing contributions under Alion’s KSOP;

• Company contributions for long and short term disability insurance;

• Alion’s portion of life insurance premiums;

• Amounts paid or reimbursed with respect to health and welfare;

• Amounts paid or reimbursed for social club membership; and

• Amounts paid or reimbursed for car leases and automotive expenses.

Please see table below for detailed information regarding all other compensation.

All Other Compensation

	Company		Long and Short		Term Life
	Matching	Health and	Term Disability	Club	Insurance Paid
Name and Principal	Contributions Under	Welfare	Paid by the	Membership	by the
Position	Alion’s KSOP	Benefits	Company	Fees	Company	Leased Cars	Settlement	Total

Bahman Atefi	$14,625	$94,337	$4,840	$5,120	$735	$19,165		$138,822
Stacy Mendler	$14,625	$55,208	$3,210	—	$531	$18,926		$92,500
Michael Alber	—	12,530	$2,421	—	$356	$14,603		$29,911
Rob Goff	$14,625	$12,812	$3,120	—	$512	$20,051		$51,120
Scott Fry	$10,228	$13,748	$3,108	—	$512	$14,281		$41,878
Jack Hughes	$10,473	$18,260	$1,095	—	$191	$15,615	$3,000,000	$3,045,634

(5)	Mr. Hughes resigned as Executive Vice President, Chief Financial Officer and Treasurer in February 2008. Mr. Alber was appointed as Senior Vice President, Chief Financial Officer and Treasurer in November 2008.

(6)	Mr. Goff resigned as Sector Senior Vice President and Sector Manager of the Defense Operations Integration Sector in October 2008.

Summary Compensation Table Fiscal Year 2007

The following table sets forth all compensation with respect to our Chief Executive Officer and our other most highly paid executive officers, whose total salary and bonus exceeded $100,000 for the year ended September 30, 2007.

						Non-Equity
				Phantom		Incentive	Deferred
Name and Principal				Stock	SAR	Plan	Compensation	All Other
Position	Year	Salary	Bonus(1)	Awards(2)	Awards(2)	Compensation(3)	Earnings	Compensation(4)	Total

Bahman Atefi Chief Executive Officer and President	2007	$532,997	—	$976,353	—	$490,000	—	$87,120	$2,086,470
Stacy Mendler Chief Operating Officer and Executive VP	2007	$321,206	—	$429,595	—	$180,000	—	$65,618	$996,419
Jack Hughes Executive VP, Chief Financial Officer and Treasurer	2007	$308,913	—	$410,068	—	$150,000	—	$58,083	$957,064
Rob Goff Defense Operations Integration Sector Senior VP	2007	$308,562	—	$146,453	—	$160,000	—	$45,119	$755,134
Scott Fry Engineering and Integration Solutions Sector Senior VP	2007	$295,431	—	$195,271	—	$160,000	—	$38,120	$678,822

(1)	This column includes non-incentive based cash bonuses awarded to our named executive officers, such as sign-on bonuses. None of our named executive officers received any non-incentive bonuses in fiscal year 2007. See the column entitled “Non-equity Incentive Plan Compensation” for other bonuses awarded for their service in fiscal year 2007.

(2)	These columns reflect the dollar amounts that were recognized in fiscal 2007 for financial statement reporting purposes under SFAS 123(R) with respect to phantom stock and SAR awards granted to our named executive officers in fiscal year 2007.

(3)	This column includes cash bonuses awarded to our named executive officers under the Non-Equity Incentive Plan for their service in fiscal year 2007.

(4)	This column includes the following amounts with respect to our Named Executive Officers:

•	401(k) matching and profit sharing contributions under Alion’s KSOP;

•	Company contributions for long and short term disability;

•	Amounts paid by the Company for life insurance premiums;

•	Amounts paid or reimbursed with respect to health and welfare;

•	Amounts paid or reimbursed with respect to social club membership; and

•	Amounts paid or reimbursed with respect to leased cars.

Please see table below for detailed information regarding all other compensation.

All Other Compensation Fiscal Year 2007

	Company		Long and Short		Term Life
	Matching	Health and	Term Disability	Club	Insurance Paid
Name and Principal	Contributions Under	Welfare	Paid by the	Membership	by the
Position	Alion’s KSOP	Benefits	Company	Fees	Company	Leased Cars	Total

Bahman Atefi	$14,869	$43,758	$3,921	$4,920	$486	$19,165	$87,120
Stacy Mendler	$14,300	$29,262	$2,644	—	$486	$18,926	$65,618
Jack Hughes	$14,300	$23,696	$2,567	—	$486	$17,034	$58,083
Rob Goff	$14,300	$15,168	$2,565	—	$486	$12,600	$45,119
Scott Fry	$10,341	$13,075	$2,491	—	$481	$11,733	$38,120
Randy Crawford	$12,242	$64,821	$1,725	—	$333	$9,981	$89,102

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

The Initial Phantom Stock Plan contains provisions for acceleration of vesting in the event of the employee’s death, disability, or a change in control of the Company or in other circumstances. In certain instances, an employee may receive a pro rata portion of his or her unvested phantom stock upon termination. For awards made prior to November 9, 2005, when an employee voluntarily terminates for good reason or is involuntarily terminated for any reason other than cause or just cause, as defined in his or her employment agreement with us, then that employee will receive a pro rata portion of his or her unvested phantom stock based on a ratio:

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

As of September 30, 2008, the Company had granted 223,685 shares of phantom stock under the Initial Phantom Stock Plan.

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

As of September 30, 2008, the Company had granted 340,312 shares of retention incentive phantom stock and 213,215 shares of performance incentive phantom stock of the Company pursuant to the Second Phantom Stock Plan. The performance-based grants were fixed based on the September 30, 2007 share price.

Director Phantom Stock Plan

On November 9, 2005, the Company’s Compensation Committee approved, and the full Board of Directors adopted, the Alion Science and Technology Corporation Board of Directors Phantom Stock Plan (the Director Phantom Stock Plan). The Director Phantom Stock Plan provides for annual awards of shares of phantom stock to non-employee directors of the Company. In 2006 and 2007, the number of shares of phantom stock granted to each non-employee director was equal to the quotient obtained by dividing $35,000 by the fair market value of one share of the Company’s stock as of the date of the award rounded up to the next highest whole number. For 2008, the number of shares granted is equal to the quotient obtained by dividing $40,000 by the fair market value of one share of the Company’s stock as of the date of the award rounded up to the next highest whole number. Fair market value is determined by the Compensation Committee in its sole discretion using the most recent valuation of the Company’s common stock made by an independent appraisal that meets the requirements of IRC Section 401(a)(28)(C), as of a date that is no more than 12 months before the date of the award.

Vesting. Grants under the Director Phantom Stock Plan vest in one-third increments each year for three years from the date of the award. Vesting of an award accelerates upon a grantee’s death or disability or upon a change of control of the Company or in other circumstances.

Payments. Before each award is granted (or within 30 days of the grant date for an individual who becomes a director on the grant date), a director may elect whether to receive payment for phantom shares as they vest, or when the award is fully vested. A director who elects to receive payment when an award has fully vested may elect to defer the proceeds of the award into the Alion Science and Technology Director Deferred Compensation Plan provided the election is made no later than one year before the award fully vests. All payments made under the awards are required to be in cash. As of September 30, 2008, the Company had granted 20,779 shares of phantom stock under the Director Phantom Stock Plan.

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

Under the plans, the payment that the Company will make upon the vesting of phantom stock is intended to be made in one lump sum within 60 days of the date of vesting unless a later date is set forth in an individual award agreement. The Compensation Committee, or the Company’s Board of Directors, if it resolves to do so, may delay payment for five years. If the payment is delayed, it will include interest accrued at the prime rate as of the date of vesting until the payment date. In general, the Company expects that the Compensation Committee, or the Board of Directors if it resolves to do so, will examine the Company’s available cash and anticipated cash needs in determining whether to delay payment. Under limited circumstances, payments from the exercise of phantom stock may be rolled over into a non-qualified deferred compensation plan.

No voting or other rights associated with ownership of the Company’s common stock are given to phantom stockholders. References to shares of common stock under the plan are for accounting and valuation purposes only. As a result, an individual who receives phantom stock does not have any of the rights of a stockholder as a result of a grant of phantom stock.

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

The number of shares of the Company’s common stock used for reference purposes with respect to grants of phantom stock under the three phantom stock plans is as follows:

					Cumulative Shares
	Shares Issued by		Cumulative Shares		Authorized under
Date of Issuance	Plan		Issued by Plan		all Plans

February 2003	171,000	(1)	171,000	(1)	173,000	(1)
November 2003	52,685	(1)	223,685	(1)	225,000	(1)
February 2005	316,629	(2)	316,629	(2)	2,000,000	(2)
August 2005	2,960	(2)	319,589	(2)	2,000,000	(2)
November 2005	122,318	(2)	441,907	(2)	2,000,000	(2)
November 2006	65,456	(2)	507,363	(2)	2,000,000	(2)
November 2007	42,447	(2)	549,810		2,000,000	(2)
January 2008	2,497	(2)	552,307		2,000,000	(2)
May 2008	1,120	(2)	553,427		2,000,000	(2)
November 2005	7,808	(3)	7,808	(3)	2,000,000	(3)
November 2006	5,978	(3)	13,786	(3)	2,000,000	(3)
November 2007	6,993	(3)	20,779		2,000,000	(3)

(1)	Number of shares authorized under the Initial Phantom Stock Plan as periodically amended and approved by the Compensation Committee of Alion’s Board of Directors.

(2)	Number of shares authorized under the Second Phantom Stock Plan as periodically amended and approved by the Compensation Committee of Alion’s Board of Directors.

(3)	Number of shares authorized under the Director Phantom Stock Plan as periodically amended and approved by the Compensation Committee of Alion’s Board of Directors.

The following table sets forth information regarding phantom stock granted to the Named Executive Officers pursuant to the Initial and Second phantom stock plans.

Name	Number of shares		Grant Date	Grant Type	Full vesting period	Period(s) until payout

Bahman Atefi	65,500	(1)	February 2003	Retention	February 2008(2)	February 2006, 2007, 2008(3)
	18,695	(1)	November 2003	Retention	November 2008(2)	November 2006, 2007, 2008(3)
	43,951		February 2005	Retention	February 2008(4)	February 2008(4)
	67,888	(5)	February 2005	Performance	February 2008(4)	February 2008(4)
	22,290		November 2005	Retention	November 2008(4)	November 2008(4)(6)
	27,863		November 2005	Retention	November 2010(4)	November 2010(4)(6)
	24,378		November 2006	Retention	November 2009(4)	November 2009(4)(6)
	17,478		November 2007	Retention	November 2010(4)	November 2010(4)(6)
Michael Alber	1,248		January 2008	Retention	January 2011(4)	January 2011(4)(6)
	1,219		May 2008	Retention	May 2011(4)	May 2011(4)(6)
Stacy Mendler	28,500	(1)	February 2003	Retention	February 2008(2)	February 2006, 2007, 2008(3)
	6,798	(1)	November 2003	Retention	November 2008(2)	November 2006, 2007, 2008(3)
	24,151		February 2005	Retention	February 2008(4)	February 2008(4)
	37,305	(5)	February 2005	Performance	February 2008(4)	February 2008(4)
	11,145		November 2005	Retention	November 2008(4)	November 2008(4)(6)
	13,931		November 2005	Retention	November 2010(4)	November 2010(4)(6)
	10,726		November 2006	Retention	November 2009(4)	November 2009(4)(6)
	4,994		November 2007	Retention	November 2010(4)	November 2010(4)(6)
Robert Goff	3,399	(1)	November 2003	Retention	November 2008(2)	November 2008(3)
	25,821	(5)	February 2005	Performance	February 2008(4)	November 2010(4)
	8,080		November 2005	Retention	November 2008(4)	November 2008(4)
	3,657		November 2006	Retention	November 2009(4)	November 2009(4)
	4,994		November 2007	Retention	November 2010(4)	November 2010(4)
Scott Fry	2,507		February 2005	Retention	February 2009 (4)	February 2010(4)(6)
	4,179		November 2005	Retention	November 2008(4)	November 2008(4)(6)
	4,876		November 2006	Retention	November 2009(4)	November 2009(4)(6)
	4,994		November 2007	Retention	November 2010(4)	November 2010(4)(6)

Name	Number of shares		Grant Date	Grant Type	Full vesting period	Period(s) until payout

Jack Hughes	10,000	(1)	February 2003	Retention	February 2008(2)	February 2006, 2007, 2008(3)(7)
	6,798	(1)	November 2003	Retention	November 2008(2)	November 2006, 2007, 2008(3)(7)
	30,297		February 2005	Retention	February 2008(4)	February 2008(4)(7)
	46,797	(5)	February 2005	Performance	February 2008(4)	February 2008(4)(7)
	11,145		November 2005	Retention	November 2008(4)	November 2008(4)(7)
	13,931		November 2005	Retention	November 2010(4)	November 2010(4)(7)
	10,239		November 2006	Retention	November 2009(4)	November 2009(4)(7)
	2,497		November 2007	Retention	November 2010(4)	November 2010(4)(7)

(1)	The initial set of awards made in February 2003 was made solely to Alion’s executive management team. The awards made in November 2003 were made to executive and senior management of Alion.

(2)	Pursuant to the Initial Phantom Stock Plan, recipients become fully vested on the fifth year from the grant date, approximately February 2008 and November 2008.

(3)	Pursuant to the Initial Phantom Stock Plan, recipients will be paid commencing on the fifth year from the date of grant. However, in November 2005, the Initial Phantom Stock Plan was amended to permit employees to make a one- time election to receive payment for phantom shares as they vest each year or when fully vested. Dr. Atefi, Mr. Hughes, and Ms. Mendler made this election; Mr. Goff did not.

(4)	Pursuant to the Second Phantom Stock Plan, recipients may be awarded performance-based or retention-based phantom stock. Performance-based phantom stock becomes fully vested three years from the date of grant; retention-based phantom stock becomes fully vested as specified in the individual agreements. Recipients of performance-based and retention-based phantom stock will be paid as specified in individual agreements.

(5)	Pursuant to the Second Phantom Stock Plan, performance awards are subject to change at the vesting date. The performance-based grants in February 2005 were fixed based on the September 30, 2007 share price.

(6)	In December 2008, Dr. Atefi, Ms. Mendler, and Mr. Fry forfeited their right to receive payment for certain vested, unpaid phantom stock awards. Along with Mr. Alber, Dr. Atefi, Ms. Mendler and Mr. Fry forfeited all phantom stock awards that had not yet vested.

(7)	In connection with his settlement agreement, Mr. Hughes forfeited the right to receive payment for all unpaid, vested and unvested phantom stock awards.

Stock Appreciation Rights (SAR) Plans

2002 SAR Plan

In November 2002, the Board of Directors adopted the Alion Science and Technology Corporation 2002 Stock Appreciation Rights Plan (the 2002 SAR Plan). The purpose of the 2002 SAR Plan was to attract, retain, reward and motivate employees responsible for the Company’s continued growth and development and its future financial success. The 2002 SAR Plan is administered by the Compensation Committee or its delegate (the administrative committee). The 2002 SAR Plan has a 10-year term and permits grants to our directors, officers, employees and consultants.

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

As of September 30, 2008, the Company had granted under the 2002 SAR Plan, 238,600 SARs, of which approximately 70,335 SARs remain outstanding.

2004 SAR Plan

On January 13, 2005, the Company’s Board of Directors adopted a second SAR plan, the Alion Science and Technology Corporation 2004 Stock Appreciation Rights Plan (the 2004 SAR Plan), to comply with the deferred compensation provisions of the American Jobs Creation Act of 2004. The 2004 SAR Plan is administered by the Compensation Committee or its delegate (the administrative committee). The 2004 SAR Plan has a 10-year term and permits grants to Alion directors, officers, employees and consultants. Under the 2004 SAR Plan, the chief executive officer has the authority to award SARs, as he deems appropriate; however, awards to executive officers are subject to the approval of the administrative committee of the 2004 SAR Plan. Outstanding SAR awards cannot exceed the equivalent of 12 percent of the Company’s outstanding shares of common stock on a fully diluted basis (assuming the exercise of any outstanding options, warrants and rights including, without limitation, SARs, and assuming the conversion into stock of any outstanding securities convertible into stock), which amount may be adjusted in the event of a merger or other significant corporate transaction or in other special circumstances. As per the 2002 SAR Plan, awards may not be made to a “disqualified person.”

Vesting. Awards to employees vest ratably over four years and awards to directors vest ratably over each director’s term of service. The 2004 SAR Plan contains a provision for accelerated vesting in the event of death, disability or a change in control of the Company or in other special circumstances.

Payments. SARs are normally paid on the first anniversary of the date the award becomes fully vested, or earlier upon the SAR holder’s death, disability or termination of service, or a change in control. Under the 2004 SAR Plan, a SAR holder may elect to defer the proceeds of the SAR into the Alion Science and Technology Corporation Executive Deferred Compensation Plan for a 5-year period, if eligible for such plan, by filing a deferral election with the Company at least one year in advance of the payment event. The 2004 SAR Plan permits the Compensation Committee to defer payments if it determines payment is administratively impracticable or would jeopardize the solvency of the Company (provided that such impracticability or insolvency was unforeseeable as of the grant date); if the payment would violate a loan covenant or similar contract, or would not be deductible under Section 162(m) of the Internal Revenue Code; or if the payment would violate U.S. securities or other applicable laws.

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

Amendment. In November 2005, the Board of Directors amended the 2004 SAR Plan to permit employees to make a one-time election to receive payment for SARs as they vest each year or when fully vested and to eliminate the timely exercise requirement for an employee to receive payment for vested SARs. Subject to certain restrictions, our Board of Directors may amend or terminate either SAR plan at any time.

As of September 30, 2008, the Company had granted, under the 2004 SAR Plan, 1,050,400 SARs of which approximately 791,779 SARs remain outstanding. Michael Alber was the only named executive officer to receive a grant under the Company’s stock appreciation rights plans during the year ended September 30, 2008.

Grants of Plan-Based Awards

The following table sets forth information concerning grants of plan-based awards to the named executive officers during fiscal year 2008:

								All
								other
								stock	All
								awards:	other
								Number	SAR	Exercise	Grant
								of	awards:	or	date
								shares	Number	base	fair
								of	of	price	value
		Estimated future payments			Estimated future payments			stock	securities	of	of stock
		under Non-equity incentive			under Equity incentive plan			or	underlying	SAR	and
	Grant	plan awards(1)			awards(2)			units	options	awards	SAR
Name	date	Minimum	Target	Maximum	Minimum	Target	Maximum	(#)(3)	(#)	($/Sh)	awards

Bahman Atefi	11/13/2007	—	—	—	—	—	—	17,478	—	—	$700,000	(4)
Stacy Mendler	11/13/2007	—	—	—	—	—	—	4,994	—	—	$200,000	(4)
Michael Alber	12/24/2007	—	—	—	—	—	—	—	5,000	$40.05	$67,391	(5)
	01/14/2008	—	—	—	—	—	—	1,248	—	—	$50,000	(4)
	05/13/2008	—	—	—	—	—	—	1,219	—	—	$50,000	(6)
Rob Goff	11/13/2007	—	—	—	—	—	—	4,994	—	—	$200,000	(4)
Scott Fry	11/13/2007	—	—	—	—	—	—	4,994	—	—	$200,000	(4)
Jack Hughes	11/13/2007	—	—	—	—	—	—	2,497	—	—	$100,000	(4)

(1)	Threshold, target and maximum amounts do not apply to the Company’s bonus program.

(2)	Threshold, target and maximum amounts only apply to performance based phantom stock, and not to retention based phantom stock. Only retention based phantom stock was issued to the Named Executive Officers in fiscal year 2008.

(3)	This column represents the amount of Phantom stock awards given to the Named Executive Officers.

(4)	The share price at the grant date of November 13, 2007 and January 14, 2008 was $40.05.

(5)	The share price at the grant date of December 24, 2007 was $40.05.

(6)	The share price at the grant date of May 13, 2008 was $41.00.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning SAR and Phantom Stock awards held by the named executive officers during fiscal year 2008:

	SAR Awards				Phantom Stock Awards
	Number of
	securities	Number of
	underlying	securities			Number of	Market value of
	unexercised	underlying	SAR		shares or	shares or units of
	SARs	unexercised SARs	exercise		units of stock that	stock that have not
	(#)	(#)	price		have not vested	vested (4)
Name	Exercisable	Unexercisable	($)	SAR expiration date	(#)	($)

Bahman Atefi	—	—	—	—	95,749	$3,671,963	(5)
Stacy Mendler	—	—	—	—	42,156	$1,616,701	(6)
Jack Hughes	—	—	—	—	—	—
Rob Goff(1)	—	500	$14.71	12/01/08	—	—
Scott Fry(2)	2,000	2,000	$19.94	12/01/09	14,676	$562,815	(7)
Michael Alber(3)		5,000	$40.05	12/13/12	2,467	$94,646	(8)

(1)	In December 2003, Mr. Goff was awarded 2,500 SARs at the exercise price of $14.71 per share, of which 500 SARs were outstanding as of September 30, 2008.

(2)	In February 2005, Mr. Fry was awarded 4,000 SARs at the exercise price of $19.94 per share, all of which were outstanding as of September 30, 2008.

(3)	In December 2007, Mr. Alber was awarded 5,000 SARs at the exercise price of $40.05 per share, all of which were outstanding as of September 30, 2008.

(4)	The market value is based on the share price of $38.35 as of September 30, 2008.

(5)	In December 2008, Dr. Atefi forfeited the right to receive $3,528,574 in cash for 92,010 unvested shares of phantom stock, based on Alion’s $38.35 September 2008 share price.

(6)	In December 2008, Ms. Mendler forfeited the right to receive $1,564,559 in cash for 40,797 unvested shares of phantom stock, based on Alion’s $38.35 September 2008 share price.

(7)	In December 2008, Mr. Fry forfeited the right to receive $562,815 in cash for 14,676 unvested shares of phantom stock, based on Alion’s $38.35 September 2008 share price.

(8)	In December 2008, Mr. Alber forfeited the right to receive $94,646 in cash for 2,467 unvested shares of phantom stock, based on Alion’s $38.35 September 2008 share price.

SAR Exercises and Phantom Stock Vested

The following table sets forth information concerning SARs exercised by the named executive officers and vesting of Phantom Stock awards to the named executive officers during fiscal year 2008.

	SAR Awards			Phantom Stock Awards(2)
	Number of shares
	acquired on	Value realized on		Number of shares	Value realized on
	exercise	exercise		acquired on vesting	vesting
Name	(#)	($)		(#)	($)

Bahman Atefi	—	—		131,953	$5,284,711
Stacy Mendler	—	—		69,941	$2,801,124
Michael Alber	—	—		—	—
Rob Goff				43,912	$1,800,375
	740	$19,882	(1)
Scott Fry(3)	—	—		627	$24,041
Jack Hughes(4)	—	—		1,360	$54,453

(1)	Mr. Goff exercised 240 shares at $10.00 and 500 shares at $14.71 per share and the September 30, 2007 share price of $40.05 per share.

(2)	The Company paid vested phantom stock shares at the September 30, 2007 of $40.05 share price. Vested unpaid shares are valued at the share price on the date each award vested.

(3)	In December 2008, Mr. Fry forfeited the right to receive $72,123 in cash for 1,881 vested shares of phantom stock based on Alion’s $38.35 September 2008 share price.

(4)	In connection with his settlement agreement, Mr. Hughes forfeited the right to receive payment for all unpaid, vested and unvested phantom stock awards.

Deferred Compensation Plans

We maintain two Deferred Compensation Plans. One plan, the Executive Deferred Compensation Plan, covers members of management and other highly compensated officers of the Company. The other plan, the Directors Deferred Compensation Plan, covers members of the Company’s Board of Directors.

Each plan permits an individual to make a qualifying election to forego current payment and defer a portion of his or her compensation. Officers may defer up to 50% of their annual base salary and up to 100% of their bonus, SAR and/or phantom stock payments. Directors may defer up to 100% of their fees and up to 100% of their stock-based compensation payments.

Each Plan permits an individual to defer payment to a specified future date and to specify whether deferrals are to be paid in a lump sum or installments. Under certain limited circumstances, deferrals may be paid out early or further deferred. In general, individuals may make only one qualifying deferral election per year.

Scott Fry is the only named executive officer who elected to defer compensation to a non-tax-qualified defined contribution plan during fiscal year 2008.

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions in	Contributions	Earnings in	Withdrawals/	Balance at
	Last FY	in Last FY	Last FY	Distributions	Last FYE
Name	($)	($)	($)	($)	($)

Bahman Atefi	—	—		—	—
Michael Alber	—	—		—	—
Stacy Mendler	—	—		—	—
Rob Goff	—	—		—	—
Scott Fry	$157,680	—	$(87,929)	—	$374,072

Other Potential Post-Termination Payments

We have entered into agreements and arrangements with our named executive officers that provide certain payments and benefits in the event their employment is terminated without cause or the Company suffers a change in control.

Employment Agreements. We have employment agreements with each of our named executive officers, which provide that if the officer is involuntarily terminated without cause or terminated following a change in control, he or she will be entitled to receive lump sum cash payment as set forth in his or her individual agreement. Named executive officers are entitled to receive Consolidated Omnibus Budget Reconciliation Act (“COBRA”) benefits for 18 months following termination plus up to $25,000 in outplacement services up through December 31 of the second calendar year following an officer’s separation from service.

Stock Incentive and Deferred Compensation Plans. Under the terms of our stock incentive and deferred compensation plans, all unvested stock, options and deferred compensation awards held by the named executive officers, are subject to accelerated vesting following termination.

The following table sets forth our estimates regarding the potential value of any cash payments and benefits and accelerated vesting of stock awards to be received by named executive officers under their employment agreements and plans, assuming a change in control of the Company occurred on the last business day of fiscal 2008.

Termination by the Company without Cause;
Termination by Executive based upon Constructive Termination;
Termination in the event of Death or Disability;
Termination upon Expiration of the Employment Agreement due to Company Election
Not to Extend; Change in Control

		Early Vesting
	Severance	of Stock
	Amount	Awards	Other	Total
Name	(a)	(b)	(c)	(d)

Bahman Atefi	$2,300,000	$3,671,963	$25,000	$5,996,963
Stacy Mendler	$862,500	$1,616,701	$25,000	$2,504,201
Michael Alber	$450,000	$94,646	$25,000	$569,646
Jack Hughes	—	—	—	—
Rob Goff	$480,000	$713,833	$25,000	$1,218,833
Scott Fry	$565,000	$562,815	$25,000	$1,152,815

(a)	Represents payment of a percentage of the executive’s annual salary and a percentage of the bonus the executive would have earned as of such date based upon the actual bonus paid for fiscal 2008 performance.

Name	Salary	Bonus

Bahman Atefi	200%	200%
Stacy Mendler	150%	150%
Michael Alber	100%	100%
Rob Goff	100%	100%
Scott Fry	100%	100%
Jack Hughes	150%	150%

(b)	Represents the value of the unvested phantom stock and SARs held by the executive as of September 30, 2008. Phantom stock value equals the number of unvested shares multiplied by the September 30, 2008 price of a share of Alion common stock. SAR value equals the number of unvested shares multiplied by the September 30, 2008 price of a share of Alion common stock less the exercise price for each such award. The amount in this column applies and would be received by the executive if termination occurs within one year following execution of a definitive change in control agreement, which transaction is subsequently consummated.

(c)	Represents outplacement services in an amount not to exceed $25,000 with a firm selected by the Company and at the reasonable expense of the Company; provided, however, that under no circumstances shall such outplacement services be provided beyond the December 31 of the second calendar year following the calendar year in which the executive’s separation from service occurred.

In addition, the Company is obligated to pay the executive, if he or she is eligible for and elects to receive, medical and/or dental benefits pursuant to the provisions of COBRA for himself and/or any qualifying beneficiaries. The Company shall pay on the executive’s behalf the amount of the applicable COBRA that exceeds the amount of premium payable by the executive for the same level of coverage immediately prior to the effective date of termination.

(d)	Represents the maximum amount that the executive can receive, including in the event the executive is entitled to full vesting of his or her stock and SARs in the event of a termination occurring within one year following the execution of a definitive agreement for a change in control, which transaction is subsequently consummated.

Director Compensation

	Fees			Non-equity	Change in
	earned or	Phantom		incentive	nonqualified
	paid in	Stock	SAR	plan	deferred	All other
	cash	awards	awards	compensation	compensation	compensation	Total
Name	($)(1)	($)(2)	($)	($)	earnings	($)(3)	($)

Bahman Atefi	—	—	—	—	—	—	—
Edward C. (Pete) Aldridge, Jr.	$45,000	$40,000	—	—	—	$3,719	$88,719
Leslie Armitage	$46,000	$40,000	—	—	—	$620	$86,620
Lewis Collens	$44,500	$40,000	—	—	—	$3,706	$88,206
Admiral (Ret.) Harold W. Gehman, Jr.	$51,500	$40,000	—	—	—	$1,868	$93,368
Donald E. Goss	$54,500	$40,000	—	—	—	$4,005	$98,505
General (Ret.) George A. Joulwan	$49,000	$40,000	—	—	—	$711	$89,711
General (Ret.) Michael E. Ryan	$56,000	$40,000	—	—	—	$3,925	$99,925

(1)	This column represents the total fees including the annual retainer fee to non-employee directors. The Company’s employee directors do not receive any additional compensation for their services as members of the Board of Directors. For the year ended September 30, 2008, the Company’s non-employee directors received an annual retainer of $30,000, payable in quarterly installments, for their services as members of the Board of Directors. In addition, each director receives a fee of $2,500 for in-person attendance at a Board of Directors meeting, and $1,000 for telephone attendance at a Board of Directors meeting. The chairman of the Audit and Finance Committee receives $7,500 per year for each year he or she serves in such capacity. The other board committee chairs receive $5,000 per year for each year he or she serves in such capacity. Board committee members receive $1,000 per committee meeting if the committee meeting occurs on a day other than the day of a full Alion Board of Directors meeting. Alion reimburses directors for reasonable travel expenses in connection with attendance at Board of Directors and board committee meetings.

(2)	The awards represent a grant made to directors of the Company. For the year ended September 30, 2008, each of the Company’s non-employee directors received an annual award of $40,000 in shares of phantom stock under our Director Phantom Stock Plan. Each award vests ratably over a three year period from the respective grant date. The amount in this column represents the expense recognized by the Company for fiscal year 2008 under Financial Accounting Standard Board Statement of Financial Accounting Standards No 123 (revised 2004) Share-Based Payment (FAS 123R). The Company’s calculation of the expense amount for FAS 123R purposes is based on a model that includes subjective assumptions, which are set forth in and discussed in more detail in the footnotes to the financial statements for the Company contained in this annual report. The Company’s directors also have the option to participate in a deferred compensation plan for tax deferral of their annual compensation and/or payments to be made upon exercise of their phantom stock awards. For more information about the Alion Science and Technology Corporation Director Phantom Stock Plan, please read Item 11. “Executive Compensation — Phantom Stock Plans — Director Phantom Stock Plan.”

(3)	The amounts included in this column represent the amount paid by the Company for travel expenses to attend Board of Directors meetings.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee are Harold Gehman (Chairman), Leslie Armitage, Lewis Collens, George Joulwan, and Pete Aldridge. None of the members, during the fiscal year, was an officer or employee of our Company, formerly an officer of the Company or involved in a related party transaction. Dr. Atefi is a member of the board of trustees of IIT where Mr. Collens was the President until July 2007. Dr. Atefi is the President and Chief Executive Officer of the Company.

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

The following table sets forth certain information as of September 30, 2008, regarding the beneficial ownership of the Company’s common stock by certain beneficial owners and all directors and Named Executive Officers, both individually and as a group. The Company knows of no other person not disclosed herein who beneficially owns more than 5% of the Company’s common stock. The address of the beneficial owner (as required) and the dates applicable to the beneficial ownership indicated are set forth in the footnotes below.

		Amount and Nature
		of Beneficial		Percentage
Name of Beneficial Owner	Title of Class	Ownership		of Class(1)

Five Percent Security Holders:
Illinois Institute of Technology(2)	Common stock	1,080,437	(3)	17.1
Directors(4) and Executive Officers:
Bahman Atefi	Common stock	61,668	(5)	1.2
Jack Hughes	Common stock	8,486	(5)	*
Michael Alber	Common stock	-0-	(5)	*
Stacy Mendler	Common stock	73,462	(5)	1.4
Rob Goff	Common stock	12,259	(5)	*
Scott Fry	Common stock	4,026	(5)	*
All Directors and Executive Officers as a Group (6 Persons )	Common stock	159,901	(5)	3.1

*	less than 1%.

(1)	Applicable percentages are based on 5,229,756 shares outstanding on September 30, 2008, and also include shares of common stock subject to warrants. Warrant related shares are deemed to be outstanding in computing IIT’s percentage, but are not deemed outstanding in computing ownership percentages of any other person shown in the table. This table is based upon information in the Company’s possession and believed to be accurate. Unless indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(2)	Illinois Institute of Technology’s address is 3300 South Federal Street, Chicago, IL 60616.

(3)	The number of shares deemed to be beneficially held by IIT represents currently exercisable warrants held by IIT under the Subordinated Warrant for an aggregate of 1,080,437 shares of common stock.

(4)	No directors (other than Dr. Atefi) are believed by the Company to be beneficial owners of its common stock.

(5)	Includes beneficial ownership of shares of Alion’s common stock held by the Alion KSOP.

Changes in Control

The Company does not know of any arrangements, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Since the beginning of the Company’s last fiscal year, including any currently proposed transactions, no directors, executive officers or immediate family members of such individuals were engaged in transactions with us or any subsidiary involving more than $120,000 other than the arrangements described in the section “Executive Compensation.”

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

Independent Directors

At least a majority of the Company’s directors meet the test of “independence” as defined by the listing standards of AMEX. The AMEX standards provide that to qualify as an “independent” director, in addition to satisfying certain bright-line criteria, the board of directors must affirmatively determine that a director has no material relationship with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company). Our board of directors has determined that Pete Aldridge, Jr., Leslie Armitage, Lewis Collens, Harold Gehman, Jr., Donald Goss, George Joulwan, and Michael Ryan, satisfy the bright-line criteria and that none has a relationship with the Company that would interfere with such person’s ability to exercise independent judgment as a member of the board. Therefore, we believe that each of these directors is independent under the AMEX rules.

The Audit and Finance Committee currently consists of Leslie Armitage, Donald Goss, Harold Gehman, Jr., and Michael Ryan. All members of the Audit and Finance Committee are independent in accordance with the listing standards of the AMEX.

The Compensation Committee currently consists of Harold Gehman, Jr., Pete Aldridge, Jr., Leslie Armitage, Lewis Collens and George Joulwan. All members of the Compensation Committee are independent in accordance with the listing standards of the AMEX.

The Governance and Compliance Committee currently consists of Michael Ryan, Bahman Atefi, George Joulwan and Harold Gehman, Jr. All members of the Governance and Compliance Committee, excluding Bahman Atefi, are independent in accordance with the listing standards of the AMEX.

Item 14.	Principal Accountant Fees and Services

Consistent with its charter, the Audit and Finance Committee is responsible for engaging the Company’s independent public accountants. Since December 2003, all audit and permitted non-audit services require advance approval by the Audit and Finance Committee. The full Committee approves proposed services and estimated fees for these services. The Audit and Finance Committee approved in advance all services performed by our auditors in fiscal 2008 and 2007.

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

Fee Category	2008	2007

Audit Fees(1)	$1,052,885	$1,213,767
Audit-Related Fees(2)	142,115	225,900
Tax Fees and All Other Fees	154,485	56,775

Total Fees	$1,349,485	$1,496,442

(1)	Audit fees include fees for auditing Alion’s financial statements, reviewing interim financial statements included in quarterly reports on Form 10-Q, and providing other professional services in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees are fees for assurance and similar services for employee benefit plan audits and services provided in conjunction with acquisitions and accounting consultations. These services were approved by the Audit and Finance Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

	Balance at	Charged to				Balance at
	Beginning	Costs and				End of
Allowance for Doubtful Accounts Receivable	of Year	Expenses	Deductions(1)	Acquisitions		Year

Fiscal year ended 2008	$5,272	$(578)	$(732)	$—		$3,962
Fiscal year ended 2007	$3,961	$2,176	$(865)	$—		$5,272
Fiscal year ended 2006	$3,539	$667	$(462)	$217	(2)	$3,961

(1)	Accounts receivable written off against the allowance for doubtful accounts.

(2)	Adjustments from BMH, WCI and MA&D purchase price allocations.

(c) Exhibits

Exhibit
No.	Description

3.2	Amended and Restated By-laws of Alion Science and Technology Corporation.(24)
3.3	Third Amended and Restated Certificate of Incorporation of Alion Science and Technology Corporation.(15)
4.1	Indenture dated as of February 8, 2007, among Alion Science and Technology Corporation, certain subsidiary guarantors and Wilmington Trust Company, as trustee.(27)
4.2	Form of 10.25% Senior Notes due 2015.(27)
4.3	Amended and Restated Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(28)
4.4	First Amendment to Amended and Restated Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.(30)
4.5	Second Amendment to Amended and Restated Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.
10.1	Seller Note Securities Purchase Agreement by and between IIT Research Institute and Alion Science and Technology Corporation (“Seller Note Agreement”).(2)
10.2	Seller Warrant Agreement by and among Alion Science and Technology Corporation, IIT Research Institute and Alion Science and Technology Employee Ownership, Savings and Investment Trust (“Seller Warrant Agreement”).(3)
10.3	Rights Agreement by and among Alion Science and Technology Corporation, IIT Research Institute and Alion Science and Technology Employee Ownership, Savings and Investment Trust.(2)
10.4	Term B Senior Credit Facility (the “Credit Agreement”) that includes a revolving credit facility and Term B note, by and among Credit Suisse First Boston as arranger, various lenders, and Alion Science and Technology Corporation.(8)
10.5	First Amendment to the Seller Warrant Agreement.(8)
10.6	Second Amendment to the Seller Warrant Agreement.(9)
10.7	Commitment letter agreement by and between Alion Science and Technology Corporation and Credit Suisse First Boston.(10)
10.8	Third Amendment to the Seller Warrant Agreement.(11)
10.9	Stock Purchase Agreement by and among Alion Science and Technology Corporation, John J. McMullen Associates, Inc., Marshall and Ilsley Trust Company, N.A. as Trustee to the John J. McMullen, Inc. Employee Stock Ownership Trust and P. Thomas Diamant, Anthony Serro, and David Hanafourde.(12)
10.10	Incremental Term Loan Assumption Agreement and Amendment No. 1 under the Credit Agreement .(13)
10.11	Employment Agreement between Alion Science and Technology Corporation and Anthony Serro.(14)*
10.12	Employment Agreement between Alion Science and Technology Corporation and P. Thomas Diamant.(14)*
10.13	Alion Science and Technology Corporation Board of Directors Phantom Stock Plan.(16)*
10.14	Amended and Restated Alion Science and Technology Corporation Phantom Stock Plan.(16)*
10.15	Amended and Restated Alion Science and Technology Corporation Performance Shares and Retention Phantom Stock Plan.(16)*
10.16	Amended and Restated Alion Science and Technology Corporation 2002 Stock Appreciation Rights Plan.(16)*
10.17	Amended and Restated Alion Science and Technology Corporation 2004 Stock Appreciation Rights Plan.(16)*
10.18	Amended and Restated Alion Science and Technology Corporation Executive Deferred Compensation Plan.(16)*
10.19	Amended and Restated Alion Science and Technology Corporation Director Deferred Compensation Plan.(16)*

Exhibit
No.	Description

10.20	Commitment letter by and between Alion Science and Technology Corporation, Credit Suisse and Credit Suisse Securities (USA) LLC.(18)
10.21	Incremental Term Loan Assumption Agreement and Amendment No. 2 under the Credit Agreement.(19)
10.22	Fourth Amendment to the Seller Warrant Agreement.(20)
10.23	Mezzanine Warrant Redemption Agreement by and between Alion Science and Technology Corporation and Illinois Institute of Technology.(20)
10.24	Alion Mezzanine Warrant Redemption Agreement by and among Alion Science and Technology Corporation, Alion Science and Technology Employee Ownership, Savings and Investment Trust and Bahman Atefi.(20)
10.25	Asset Purchase Agreement dated as of June 4, 2006, by and between Anteon Corporation, Alion Technical Services Corporation and Alion Science and Technology Corporation.(21)
10.26	Incremental Term Loan Assumption Agreement and Amendment No. 3 under the Credit Agreement.(21)
10.27	Bridge Loan Agreement dated as of June 30, 2006, by and among Alion Science and Technology Corporation, HFA, METI, CATI, JJMA, BMH, WCI, MA&D, CS, and the lenders party thereto (“Bridge Loan Agreement”).(21)
10.28	Closing Letter Agreement dated as of June 30, 2006, by and among Alion Science and Technology Corporation, Alion Technical Services Corporation and Anteon Corporation.(21)
10.29	First Amendment to Seller Note Agreement.(21)
10.30	Commitment letter by and between Alion Science and Technology Corporation, Credit Suisse and Credit Suisse Securities (USA) LLC.(22)
10.31	Amendment No. 1 to Bridge Loan Agreement.(25)
10.32	Incremental Term Loan Assumption Agreement under the Credit Agreement.(26)
10.33	Purchase Agreement dated January 26, 2007 among Alion Science and Technology Corporation, certain subsidiary guarantors and Credit Suisse Securities (USA) LLC.(27)
10.34	Amendment No. 4 to the Credit Agreement.(27)
10.35	Registration Rights Agreement dated February 8, 2007 among Alion Science and Technology Corporation, certain subsidiary guarantors and Credit Suisse Securities (USA) LLC.(27)
10.36	Employment Agreement between Alion Science and Technology Corporation and Dr. Bahman Atefi.(29)*
10.37	Employment Agreement between Alion Science and Technology Corporation and Stacy Mendler.(31)*
10.38	Employment Agreement between Alion Science and Technology Corporation and John M. Hughes.(31)*
10.39	Employment Agreement between Alion Science and Technology Corporation and James Fontana.(38)*
10.40	Employment Agreement between Alion Science and Technology Corporation and Rob Goff.(31)*
10.41	Employment Agreement between Alion Science and Technology Corporation and Scott Fry.(38)*
10.42	Employment Agreement between Alion Science and Technology Corporation and Buck Buchanan.(38)*
10.43	Incremental Term Loan Assumption Agreement under the Credit Agreement.(32)
10.44	Employment Agreement by and between Alion Science and Technology Corporation and Michael J. Alber.*(34)
10.45	Separation Agreement and General Release with John M. Hughes.*(35)
10.46	Third Amendment to the Seller Note Securities Purchase Agreement and First Amendment to Rights Agreement dated as August 29, 2008, by and between Alion Science and Technology Corporation, Illinois Institute of Technology, Alion Science and Technology Corporation Employee Ownership, Savings and Investment Trust, Bahman Atefi and Stacy Mendler.(36)
10.47	Junior Subordinated Second Amended and Restated Seller Note made by Alion Science and Technology Corporation to the order of Illinois Institute of Technology dated as of August 29, 2008.(36)
10.48	Amended and Restated Seller Warrant Agreement dated as August 29, 2008, by and between Alion Science and Technology Corporation, Illinois Institute of Technology and Alion Science and Technology Corporation Employee Ownership, Savings and Investment Trust.(36)

Exhibit
No.	Description

10.50	Amendment No. 5 dated as of September 30, 2008, by and among the Company, Human Factors Applications, Inc. (“HFA”), Alion — METI Corporation (“METI”), Alion — CATI Corporation (“CATI”), Alion — JJMA Corporation (“JJMA”), Alion — BMH Corporation (“BMH”), Washington Consulting, Inc. (“WCI”), Alion — MA&D Corporation (“MA&D”), Washington Consulting Government Services, Inc. (“WCGS”), CS, and the lenders party thereto, related to the Credit Agreement (as amended from time to time) dated as of August 2, 2004, by and among the Company, HFA, METI, CATI, JJMA, BMH, WCI, MA&D and WCGS, the lenders from time to time party to the Credit Agreement (the “Lenders”), and CS, as administrative agent and as collateral agent for the Lenders.(37)
10.51	Separation Agreement and General Release with Leroy R. Goff, III.*
10.52	Settlement Agreement and General Release with John M. Hughes.*
10.53	Alion Science and Technology Corporation Long-Term Incentive Plan.*
10.54	2008 Executive Bonus Agreement dated as of November 21, 2008, by and between Alion Science and Technology Corporation and Scott Fry.*
10.55	Form of Alion Science and Technology Corporation Category A Long Term Incentive Plan Award Agreement.*
10.56	Form of Alion Science and Technology Corporation Category B Long Term Incentive Plan Award Agreement.*
10.57	Form of Alion Science and Technology Corporation Category C Long Term Incentive Plan Award Agreement.*
10.58	Form of Alion Science and Technology Corporation Category D Long Term Incentive Plan Award Agreement.*
10.59	Form of Alion Science and Technology Corporation Ongoing Long Term Incentive Plan Award Agreement.*
12	Computation of Ratios.
14	Third Edition of The Alion Code of Ethics, Conduct and Responsibility(33)
21	Subsidiaries of Alion Science and Technology Corporation.
31.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

(8)	Incorporated by reference from the Company’s September 2004 Form 10-K filed with the SEC on December 28, 2004.

(9)	Company’s Post-effective Amendment No. 5 to the Registration Statement on Form S-1 filed with the SEC on January 24, 2005.

(10)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on March 9, 2005.

(11)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on March 14, 2005.

(12)	Incorporated by reference from the Company’s Form 8-K/A filed with the SEC on April 6, 2005.

(13)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on April 6, 2005.

(14)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on April 7, 2005.

(15)	Incorporated by reference from the Company’s March 2005 Form 10-Q filed with the SEC on May 13, 2005.

(16)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on December 2, 2005.

(17)	Incorporated by reference from the Company’s September 2004 Form 10-K filed with the SEC on January 31, 2006.

(18)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on February 23, 2006.

(19)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on March 29, 2006.

(20)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on March 31, 2006.

(21)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on June 7, 2006.

(22)	Incorporated by reference from the Company’s June 2006 Form 10-Q filed with the SEC on August 14, 2006

(23)	Incorporated by reference from the Company’s Form 8-K/A filed with the SEC on June 1, 2006.

(24)	Incorporated by reference from the Company’s September 2006 Form 10-K filed with the SEC on December 1, 2006.

(25)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on December 14, 2006.

(26)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on January 10, 2007.

(27)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on February 8, 2007.

(28)	Incorporated by reference from the Company’s Form S-4 filed with the SEC on April 30, 2007.

(29)	Incorporated by reference from the Company’s Form S-4 (8-K) filed with the SEC on June 21, 2007.

(30)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on July 13, 2007.

(31)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on July 20, 2007.

(32)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on July 20, 2007.

(33)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on November 15, 2007.

(34)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on April 8, 2008.

(35)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008 filed with the SEC on August 13, 2008.

(36)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on September 4, 2008.

(37)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on October 6, 2008.

(38)	Incorporated by reference from the Company’s Form 10-K filed with the SEC on December 28, 2007.

*	Denotes management contract and/or compensatory plan/arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alion Science and Technology Corporation
(Registrant)

By:	/s/ Bahman Atefi
Bahman Atefi
Chairman, Chief Executive Officer and Director

Date: December 23, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bahman Atefi Bahman Atefi	Chairman, Chief Executive Officer and Director	December 23, 2008

/s/ Michael J. Alber Michael J. Alber	Senior Vice President and Chief Financial Officer	December 23, 2008

/s/ Gary N. Amstutz Gary N. Amstutz	Senior Vice President and Chief Accounting Officer	December 23, 2008

/s/ Leslie L. Armitage Leslie L. Armitage	Director	December 23, 2008

/s/ Lewis Collens Lewis Collens	Director	December 23, 2008

/s/ Harold W. Gehman, Jr. Harold Gehman	Director	December 23, 2008

/s/ Donald E. Goss Donald E. Goss	Director	December 23, 2008

/s/ George A. Joulwan George A. Joulwan	Director	December 23, 2008

/s/ Michael E. Ryan Michael E. Ryan	Director	December 23, 2008

/s/ Edward C. Aldridge, Jr. Edward C. (Pete) Aldridge, Jr.	Director	December 23, 2008

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to security holders.