Form 10-Q
period 2008-12-31
ALION SCIENCE & TECHNOLOGY CORP
filed 2009-02-13
CIK 1166568

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008.

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

The number of shares outstanding of Alion Science and Technology Corporation Common Stock as of February 12, 2009, was: Common Stock 5,229,523

ALION SCIENCE AND TECHNOLOGY CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2008

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

ALION SCIENCE AND TECHNOLOGY CORPORATION

Condensed Consolidated Balance Sheets (unaudited)
As of December 31, 2008 and September 30, 2008

	December 31,	September 30,
	2008	2008
	(In thousands, except share
	and per share information)

Current assets:
Cash and cash equivalents	4,830	$16,287
Accounts receivable, net	174,518	168,451
Stock subscriptions receivable	—	2,669
Prepaid expenses and other current assets	3,927	3,135

Total current assets	183,275	190,542
Property, plant and equipment, net	17,602	18,601
Intangible assets, net	37,862	41,248
Goodwill	398,871	398,871
Other assets	6,080	6,684

Total assets	$643,690	$655,946

Current liabilities:
Interest payable	$14,705	$6,543
Current portion, Term B senior term loan payable	2,389	2,389
Interest rate swap liability	—	4,629
Current portion of subordinated note payable	3,000	3,000
Current portion, acquisition obligations	—	50
Trade accounts payable	51,445	57,164
Accrued liabilities	33,878	39,227
Accrued payroll and related liabilities	45,508	41,557
Billings in excess of costs and estimated earnings on uncompleted contracts	3,141	2,708

Total current liabilities	154,066	157,267
Term B senior term loan payable, excluding current portion	229,684	229,831
Senior unsecured notes	244,577	244,355
Subordinated note payable	41,992	42,656
Accrued compensation, excluding current portion	6,803	11,305
Accrued postretirement benefit obligations	636	627
Non-current portion of lease obligations	6,290	6,260
Redeemable common stock warrants	38,542	39,996
Redeemable common stock, $0.01 par value, 8,000,000 shares authorized, 5,229,523 and 5,229,756 shares issued and outstanding at December 31, 2008 and September 30, 2008	200,552	200,561
Accumulated other comprehensive loss	(36)	(36)
Accumulated deficit	(279,416)	(276,876)

Total liabilities, redeemable common stock and accumulated deficit	$643,690	$655,946

See accompanying notes to condensed consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

Condensed Consolidated Statements of Operations (unaudited)

	Quarter Ended
	December 31,
	2008	2007
	(In thousands, except share and per share information)

Contract revenue	$188,796	$183,145
Direct contract expense	145,322	140,382

Gross profit	43,474	42,763

Operating expenses:
Indirect contract expense	9,124	9,883
Research and development	69	161
General and administrative	10,173	15,741
Rental and occupancy expense	7,738	7,671
Depreciation and amortization	4,806	5,027

Total operating expenses	31,910	38,483

Operating income	11,564	4,280
Other income (expense):
Interest income	23	155
Interest expense	(14,088)	(13,276)
Other	(35)	146

Total other expenses	(14,100)	(12,975)
Loss before income taxes	(2,536)	(8,695)
Income tax expense	(4)	(11)

Net loss	$(2,540)	$(8,706)

Basic and diluted loss per share	$(0.49)	$(1.74)

Basic and diluted weighted average common shares outstanding	5,229,523	5,012,838

See accompanying notes to condensed consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

Condensed Consolidated Statements of Cash Flows (unaudited)

	Quarter Ended December 31,
	2008	2007
	(In thousands)

Cash flows from operating activities:
Net loss	$(2,540)	$(8,706)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,806	5,027
Accretion of debt to face value	590	246
Amortization of debt issuance costs	683	442
Change in fair value of redeemable common stock warrants	(1,454)	(104)
Stock-based compensation	(4,603)	2,046
Loss on interest rate swap	18	—
Changes in assets and liabilities:
Accounts receivable, net	(6,066)	(39,274)
Other assets	(188)	(1,480)
Trade accounts payable	(5,719)	3,285
Accrued liabilities	(1,197)	3,148
Interest payable	8,162	1,713
Other liabilities	2,219	1,681

Net cash used in operating activities	(5,289)	(31,976)
Cash flows from investing activities:
Cash paid for acquisitions-related obligations	(166)	—
Capital expenditures	(407)	(1,223)

Net cash used in investing activities	(573)	(1,223)
Cash flows from financing activities:
Change in book overdraft	—	2,065
Cash paid under interest rate swap	(4,647)	—
Payment of Term B Credit Facility principal	(608)	(618)
Payment of subordinated note principal	(3,000)	—
Revolving credit facility borrowings	97,600	113,880
Revolving credit facility payments	(97,600)	(96,580)
Purchase of redeemable common stock from ESOP Trust	(9)	(12)
Cash received from issuance of redeemable common stock to Trust	2,669	3,377

Net cash (used in) provided by financing activities	(5,595)	22,112
Net decrease in cash and cash equivalents	(11,457)	(11,087)
Cash and cash equivalents at beginning of period	16,287	11,684

Cash and cash equivalents at end of period	$4,830	$597

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,282	$10,086
Cash paid for taxes	4	11

See accompanying notes to condensed consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Description and Formation of the Business

Alion Science and Technology Corporation and its subsidiaries (collectively, the Company or Alion) provide scientific, engineering and information technology expertise to research and develop technological solutions for problems relating to national defense, homeland security, and energy and environmental analysis. Alion provides services to departments and agencies of the federal government and, to a lesser extent, to commercial and international customers.

Alion is a for-profit S-Corporation formed in October 2001 to purchase substantially all of the assets and certain liabilities of IIT Research Institute (IITRI), a not-for-profit corporation controlled by Illinois Institute of Technology (IIT). In December 2002, Alion acquired substantially all of IITRI’s assets and liabilities for aggregate total proceeds of $127.3 million. Prior to that time, the Company’s activities were organizational in nature.

(2)	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in Alion’s Annual Report on Form 10-K for the year ended September 30, 2008.

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

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported for assets and liabilities, disclosures of contingent assets and liabilities as of financial statement dates and amounts reported for operating results for each period presented. Actual results are likely to differ from those estimates, but the Company’s management does not believe such differences will materially affect Alion’s financial position, results of operations, or cash flows.

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Alion recognizes revenue on cost-reimbursement contracts as it incurs costs and includes estimated fees earned. The Company recognizes time-and-material contract revenue at negotiated, fixed, contractually billable rates as it delivers labor hours and incurs other direct expenses. Alion uses various performance measures under the percentage of completion method to recognize revenue for fixed-price contract revenue. Estimating contract costs at completion and recognizing revenue appropriately involve significant management estimates. Actual costs may differ from estimated costs and affect estimated profitability and the timing of revenue recognition. From time to time, facts develop that require the Company to revise its estimated total costs or expected revenues. The Company records the cumulative effect of revised estimates in the period in which the facts requiring revised estimates become known. Alion recognizes the full amount of anticipated losses on any type of contract in the period in which the loss becomes known. For each of the periods presented, the cumulative effects of revised estimates were immaterial to the Company’s financial performance. Revised estimates did not generate any material anticipated losses for any period presented. There were no cost overruns on fixed price contracts that materially affected financial performance in any of the periods presented.

Contracts with federal departments and agencies are subject to periodic funding. A customer may fully fund a contract at inception or fund it periodically as services are provided. If contract funding is not probable, the Company defers revenue recognition until realization is probable.

Government contract costs are subject to federal government audit and to adjustment through negotiations between Alion and government representatives. The government considers Alion a major contractor and maintains an office on site to perform various audits. The Company has negotiated and settled its indirect rates through fiscal year 2003 with no material adverse effect on its results of operations or cash flows. The government has audited the Company’s government contract indirect costs through fiscal year 2004. Alion submitted its fiscal year 2005, 2006, and 2007 indirect expense rates in March 2006, 2007, and 2008. The Company expects to submit its fiscal year 2008 indirect expense rates in March 2009. Alion has recorded federal government contract revenue in amounts it expects to realize.

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

The Company considers cash in banks, and deposits with financial institutions with maturities of three months or less at time of purchase which it can liquidate without prior notice or penalty, to be cash and cash equivalents.

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

Goodwill and Other Intangibles

As required by SFAS 142, Goodwill and Other Intangible Assets, Alion reviews goodwill annually for impairment at the end of each fiscal year or if events or circumstances indicate potential impairment. The Company must recognize an impairment loss if, and to the extent that, goodwill exceeds fair value. Alion completed its most recent goodwill impairment analysis in the fourth quarter of fiscal year 2008 and concluded no goodwill impairment existed as of September 30, 2008. There were no significant events in the three months ended December 31, 2008, that indicated impairment to goodwill as of December 31, 2008. The Company operates in one segment and tests goodwill at the reporting unit level. Intangible assets are amortized as economic benefits are consumed over their estimated useful lives.

Purchased contracts	1-13 years
Internal use software and engineering designs	2-3 years
Non-compete agreements	3-6 years

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

Redeemable Common Stock

Alion’s outstanding shares of common stock are redeemable equity securities because eventual redemption of shares of Alion common stock is outside the Company’s control. Alion is required to increase or decrease the reported value of its outstanding common stock to reflect the estimated redemption value at each reporting date based on management’s estimated fair value price per share. Alion records changes in the reported value of its outstanding common stock through an offsetting charge or credit to accumulated deficit, based on the change, if any, in the estimated fair value of a share of Alion common stock and the total shares outstanding at each reporting date. Management used a valuation prepared by an independent, third party appraiser selected by the ESOP Trustee to estimate the fair value price per share of Alion common stock in determining outstanding redeemable common stock had an aggregate fair value of approximately $200.6 million as of December 31, 2008.

Concentration of Credit Risk

Financial instruments that potentially subject Alion to credit risk consist primarily of cash equivalents and accounts receivable. The Company believes the high credit quality of its cash equivalent investments limits its credit risk with respect to such investments. Alion believes its concentrations of credit risk with respect to accounts receivable are limited as these are primarily receivables due from the federal government.

Fair Value of Financial Instruments

The carrying amount of cash, cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments. Alion uses an option pricing model to estimate the fair value of its redeemable common stock warrants. The value of the warrants depends in part on the fair value price per share of Alion common stock which management estimates based on a valuation performed for the ESOP Trustee by an independent, third-party firm. It is impracticable for the Company to estimate the fair value of its subordinated debt because the only market for financial instruments with similar terms consists of principal to principal transactions. The Company carries this instrument at amortized cost.

Recently Issued Accounting Pronouncements

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

(4)	Postretirement Benefits

Alion sponsors a medical benefits plan providing medical, dental, and vision coverage to eligible former employees who met certain age and service requirements. The Company effectively amended the plan in September 2007 to eliminate benefits for individuals retiring after December 2007 and closed the plan to new participants. Alion is self-insured with a stop-loss limit under an insurance agreement. The plan provides benefits until age 65 and beginning January 2009 requires employees to pay 100% of expected health care premiums. A small, closed group of employees eligible for coverage after age 65 contributes a smaller fixed share of their health care premiums. Retiree contributions for fiscal year 2009 are estimated to be approximately $426 thousand. There were no plan assets as of December 31, 2008 or September 30, 2008. Alion uses a September 30 measurement date.

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

The Company can choose whether to make a distribution in cash or shares of Alion common stock. The IRC and ERISA require that if Alion distributes common stock to a participant or beneficiary, it must provide a put option to permit the recipient to sell the stock back to the Company at the estimated fair value price per share, which was $38.35 at December 31, 2008 and September 30, 2008. Alion estimates the fair value per share of its common stock based on a valuation performed by an independent, third-party firm selected by the ESOP Trustee. Certain participants who beneficially acquired shares of Alion common stock on December 20, 2002, have the right to sell such shares distributed from their accounts at the greater of the then current estimated fair value per share or the original $10.00 purchase price.

Although the Company and the ESOP retain the right to delay distributions consistent with the terms of the Alion KSOP and to control the circumstances of future distributions, eventual redemption of shares of Alion common stock is deemed to be outside the Company’s control.

(7)	Accounts Receivable

Accounts receivable at December 31, 2008 and September 30, 2008 consisted of the following:

	December 31,	September 30,
	2008	2008
	(In thousands)

Billed receivables	$102,415	$99,794
Unbilled receivables:
Amounts currently billable	30,716	37,883
Revenues recorded in excess of milestone billings on fixed price contracts	3,084	2,651
Revenues recorded in excess of estimated contract value or funding	30,415	18,925
Retainages and other amounts billable upon contract completion	12,104	13,160
Allowance for doubtful accounts	(4,216)	(3,962)

Total Accounts Receivable	$174,518	$168,451

Revenues recorded in excess of milestone billings on fixed price contracts are not yet contractually billable. Amounts currently billable consist principally of amounts to be billed within the next year. Any remaining unbilled balance including retainage is billable upon contract completion or completion of Defense Contract Audit Agency audits. Revenue recorded in excess of contract value or funding is billable upon receipt of contractual amendments or other modifications. Costs and estimated earnings in excess of billings on uncompleted contracts totaled approximately $76.3 million as of December 31, 2008 and included approximately $30.4 million for customer-requested work for which the Company had not received contracts or contract modifications. In keeping with industry practice, Alion classifies all contract-related accounts receivable as current assets based on contractual operating cycles which frequently exceed one year. Unbilled receivables are expected to be billed and collected within one year except for $12.1 million at December 31, 2008.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Property, Plant and Equipment

	December 31,	September 30,
	2008	2008
	(In thousands)

Leasehold improvements	$9,451	$9,451
Equipment and software	31,800	31,393

Total cost	41,251	40,844
Less: accumulated depreciation and amortization	23,649	22,243

Net Property, Plant and Equipment	$17,602	$18,601

Depreciation and leasehold amortization expense for fixed assets was approximately $1.4 million and $1.3 million for the quarters ended December 31, 2008 and 2007.

(9)	Goodwill and Intangible Assets

As of December 31, 2008, Alion has recorded goodwill of approximately $398.9 million. There were no changes in the carrying amount of goodwill during the quarter ended December 31, 2008.

Intangible assets consist primarily of contracts purchased from Anteon Corporation and obtained through the JJMA, BMH, WCI and MA&D acquisitions. Intangible assets as of December 31, 2008 and September 30, 2008 are as follows.

	December 31, 2008				September 30, 2008
				Weighted				Weighted
				Average				Average
				Remaining				Remaining
		Accumulated		Amortization		Accumulated		Amortization
	Gross	Amortization	Net	Period	Gross	Amortization	Net	Period

Purchased contracts	$111,635	$(74,692)	$36,943	6.1 yrs	$111,635	$(71,410)	$40,225	6.3 yrs
Internal use software and engineering designs	2,155	(1,276)	879	2.7 yrs	2,155	(1,178)	977	2.9 yrs
Non-compete agreements	725	(685)	40	1.6 yrs	725	(679)	46	1.8 yrs

Total	$114,515	$(76,653)	$37,862	6.0 yrs	$114,515	$(73,267)	$41,248	6.0 yrs

Amortization expense was approximately $3.4 million and $3.7 million for the quarters ended December 31, 2008 and 2007. Estimated aggregate amortization expense for the next five years and thereafter is as follows.

(In thousands)

For the remaining nine months:
2009	9,181
For the year ending September 30:
2010	10,985
2011	6,843
2012	5,767
2013	3,246
2014	879
Thereafter	961

37,862

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)	Long-Term Debt

Term B Senior Credit Facility

In December 2002, Alion entered into various debt agreements including a subordinated note and warrant agreement to fund acquisition of substantially all of IITRI’s assets. In August 2004, Alion entered into a Term B senior secured credit facility (the Term B Senior Credit Facility) with a syndicate of financial institutions for which Credit Suisse serves as arranger, administrative agent and collateral agent, and for which Bank of America serves as syndication agent. The Term B Senior Credit Facility has been amended several times to increase the senior term loan principal to approximately $238.4 million, extend its maturity to February 2013 and increase the revolving credit facility to $50 million. The Term B Senior Credit Facility also includes a $110 million uncommitted incremental “accordion” facility under which loans may be permitted subject to satisfying a leverage based incurrence test.

In September 2008, the fifth and most recent amendment revised certain financial covenants to provide Alion flexibility through September 30, 2009 and made other changes to the Term B Senior Credit Facility. Interest rates increased to a minimum 3.50% Eurodollar rate plus 600 basis points, and a minimum 4.50% alternate base rate plus 500 basis points. The senior term loan interest rate spread will increase if the Company refinances, replaces or extends the maturity of its existing revolving line of credit at an interest rate spread more than 50 basis points higher than the then-current interest rate spread. The senior term loan spread will increase by the difference in the higher revolving credit facility rate spread less 50 basis points. Alion must use all (formerly half) of excess annual cash flow to prepay outstanding senior term loans. The Company must meet certain conditions before it may pay the CEO or COO for previously awarded shares of phantom stock. Subject to certain conditions, Alion may incur additional second lien debt.

Interest and Fees.  The Term B Senior Credit Facility term loan and revolving credit facility can each bear interest at either of the two floating rates discussed above. The senior term loan bears interest at the Eurodollar rate and the revolving credit facility bears interest at the alternate base rate based on Credit Suisse’s prime rate. As of December 31, 2008, the minimum interest rate on the term loan and the revolving credit facility is 9.50% for both Eurodollar and alternate base rate loans. The interest rate no longer depends on the Company’s leverage ratio. Through September 30, 2008, the Eurodollar rate on the senior term loan was 5.49 percent (2.99 percent plus 250 basis point spread) and the alternate base rate was 6.75 percent (5.00 percent plus 175 basis point spread).

Other Fees and Expenses.  Each quarter, Alion is required to pay a commitment fee of 50 basis points per year on the prior quarter’s daily, unused revolving credit facility and senior term loan commitment. As of December 31, 2008, only the $3.5 million allocated to letters of credit was outstanding on the revolving credit facility; the senior term loan was fully utilized. For the quarter ended December 31, 2008, the Company paid no commitment fee for the senior term loan and approximately $53 thousand for the revolving credit facility.

Alion is required to pay issuance and administrative fees, and a fronting fee of up to 25 basis points for each letter of credit issued under the revolving credit facility. Each quarter Alion is required to pay interest in arrears at the revolving credit facility rate for all outstanding letters of credit. The Company is also required to pay an annual agent’s fee under the Term B Senior Credit Facility.

Financial Covenants.  As of December 31, 2008, the Company was in compliance with the Term B Senior Credit Facility financial covenants.

Senior Unsecured Notes

In February 2007, the Company issued and sold $250.0 million of private 10.25% senior unsecured notes due February 2015 (Senior Unsecured Notes) to Credit Suisse, which informed Alion that it resold most of the notes to qualified institutional buyers. In June 2007, Alion exchanged the private Senior Unsecured Notes for publicly tradable Senior Unsecured Notes with the same terms.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest and Fees.  The Senior Unsecured Notes bear interest at 10.25% per year, payable semi-annually in arrears on February 1 and August 1. The Company pays interest to holders of record as of the immediately preceding January 15 and July 15. The Company must pay interest on overdue principal at 11.25% per annum and, to the extent lawful, will pay interest on overdue semi-annual interest installments at 11.25% per annum.

Interest Payable

Interest Payable consisted of the following balances:

	December 31,	September 30,
	2008	2008
	(In thousands)

Senior Unsecured Notes	$10,677	$4,271
Term B Senior Credit Facility Note Payable	3,933	2,272
Subordinated Note Payable	95

Total	$14,705	$6,543

Subordinated Note

In December 2002, Alion issued a $39.9 million Subordinated Note to IITRI as part of the purchase price for substantially all of IITRI’s assets. In July 2004, IIT acquired the Subordinated Note and related warrant agreement from IITRI. In June 2006, the Company and IIT increased the interest rate on the Subordinated Note for two years from December 2006 through December 2008. In August 2008, the Company and IIT amended the Subordinated Note to: extend the maturity date to August 2013; require Alion to pay $3.0 million in principal in November 2008, 2009 and 2010, and $2.0 million in November 2011; and require Alion to pay cash interest at 6% rather than 16%, along with 10% in non-cash interest to be added to principal. The amended Subordinated Note agreement prohibits Alion from redeeming vested phantom stock held by the Chief Executive Officer and Chief Operating Officer unless the Company timely makes its scheduled principal payment each year. The Company paid IIT a $0.5 million amendment fee.

Up to and including December 2008, interest on the Subordinated Note was payable quarterly in arrears by issuing paid-in-kind (PIK) notes maturing at the same time as the Subordinated Note. The interest rate was 6.0% from December 2002 through December 2006; approximately 6.4% from December 2006 to December 2007; and approximately 6.7% from December 2007 to December 2008. After December 2008, interest is still payable quarterly in arrears, 6% to be paid in cash and 10% to be paid in PIK notes due August 2013. Existing and future PIK notes defer related cash interest expense on the Subordinated Note. Over the term of the Subordinated Note, Alion expects to issue approximately $41.4 million in PIK notes. In addition to the principal payments required each November from 2008 through 2011, Alion is required to pay a total of $70.3 million in principal and PIK notes in August 2013.

As of December 31, 2008, the remaining fiscal year principal repayments (at face amount before debt discount) for outstanding indebtedness are as follows:

	2009	2010	2011	2012	2013	2014	2015	Total
	(In thousands)

Senior Secured Term B Loan(1)	$1,825	$2,433	$2,433	$2,433	$229,297	$—	$—	$238,421
Senior Unsecured Notes(2)	—	—	—	—	—	—	250,000	250,000
Subordinated Seller Note(3)	—	3,000	3,000	2,000	70,311	—	—	78,311

Total Principal Payments	$1,825	$5,433	$5,433	$4,433	$299,608	$—	$250,000	$566,732

(1)	The table does not include any Term B Senior Credit Facility principal pre-payments. The timing and amount of such payments is uncertain. The total on the face of the balance sheet for the Term B Senior Term Loan includes

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $238.4 million in principal and $6.3 million in unamortized debt issue costs as of December 31, 2008. Debt issue costs for the original loan and subsequent modifications totaled $12.5 million. The Company anticipates that it will need to refinance the Term B Senior Credit Facility before it matures.

(2)	The Senior Unsecured Notes on the face of the balance sheet include $250 million in principal and $5.4 million in unamortized debt issue costs as of December 31, 2008 (originally $7.1 million).

(3)	The Subordinated Note on the face of the balance sheet includes approximately $11.9 million of unamortized original issue discount for the fair value of the detachable warrants Alion issued in December 2002 and the warrants Alion issued for the September 2008 amendment. The first set of warrants had an initial fair value of approximately $7.1 million The amendment to the first set of warrants had an initial fair value of $1.3 million and the additional warrants had an initial fair value of approximately $9.0 million. The Company recognized original issue discount for the fair value of the warrants in accordance with Emerging Issues Task Force Issue 00-19 Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock.

(11)	Fair Value Measurement

The Company adopted SFAS 157, as amended by FSP 157-1, FSP 157-2, and FSP 157-3 (together referred to as SFAS 157), on October 1, 2008, for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis or on a nonrecurring basis during the reporting period. While the Company adopted the provisions of SFAS 157 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis, no such assets or liabilities exist at the balance sheet date. The Company, in accordance with FSP 157-2, delayed implementation of SFAS 157 for all nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company intends to adopt FSP SFAS 157-2 in fiscal year 2010. The Company does not expect adopting FSP SFAS 157-2 will materially affect its consolidated financial statements or results of operations. Nonfinancial assets and liabilities measured on a nonrecurring basis included on the Company’s balance sheet include items such as goodwill and long lived assets that are measured at fair value resulting from an impairment charge, if deemed necessary.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. SFAS 157 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs when measuring fair value. The fair value framework requires the categorization of assets and liabilities into one of three levels based on the assumptions (inputs) used in valuing the asset or liability. Level 1 provides the most reliable measure of fair value, while Level 3 generally requires significant management judgment. Level 1 inputs are unadjusted, quoted market prices in active markets for identical assets or liabilities. Level 2 inputs are observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets. Level 3 inputs include unobservable inputs that are supported by little, infrequent, or no market activity and reflect management’s own assumptions about inputs used in pricing the asset or liability. The following valuation techniques are used to measure fair value.

Level 1 primarily consists of financial instruments, such as overnight bank re-purchase agreements or money market mutual funds whose value is based on quoted market prices published by a financial institution, an exchange fund, exchange-traded instruments and listed equities.

Level 2 assets include U.S. Government and agency securities whose valuations are based on market prices from a variety of industry-standard data providers or pricing that considers various assumptions, including time value, yield curve, volatility factors, credit spreads, default rates, loss severity, current market and contractual prices for the underlying instruments, and broker and dealer quotes. All are observable in the market or can be derived principally from or corroborated by observable market data for which the Company can obtain independent external valuation information.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Level 3 is comprised of unobservable inputs. The Company’s warrants are classified as a Level 3 liability. Assets and liabilities are considered Level 3 when their fair value inputs are unobservable or not available, including situations involving limited market activity, where determination of fair value requires significant judgment or estimation. At December 31, 2008, the warrants were measured at fair value based on the underlying estimated fair value of a share of Alion common stock as of the valuation most recently performed for the ESOP Trustee, risk-free U.S. Treasury interest rates for comparable investment periods and an equity volatility factor based on the historical volatility of the common stock of publicly-traded companies considered to be comparable to Alion. Valuations techniques utilized in the fair value measurement of assets and liabilities presented on the Company’s balance sheet were not changed from previous practice during the reporting period.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis as of December, 2008, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Level 1	Level 2	Level 3

Liabilities:

Redeemable common stock warrants	$—	$—	$(38,542)

The table below provides a summary of the changes in fair value of all financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended December 31, 2008.

Quarter Ended
December 31, 2008
Redeemable Common
Stock Warrants

Balance, beginning of period	$(39,996)
Total realized and unrealized gains and (losses)
Included in interest expense	1,454
Included in other comprehensive income (loss)	—
Issuances and settlements	—
Transfers in (out)	—

Balance, end of period	$(38,542)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company’s investment in VectorCommand is tested annually for impairment and is not adjusted to market value at the end of each reporting period. Fair value would only be determined on a nonrecurring basis if this investment were deemed to be other-than-temporarily impaired. The Company has not recorded any other-than-temporary impairments to its VectorCommand investment during the reporting period.

(12)	Interest Rate Swap

In January 2008, Alion executed an interest rate swap with one of its lenders to convert the floating rate interest payable on a portion of its Term B senior term loan to a fixed rate, and to adjust the timing of some net interest payments related to its Term B senior term loan. The swap agreement had a notional principal of $240 million and expired on November 1, 2008. The Company made its final semi-annual interest payment November 1, 2008. Alion received quarterly floating rate interest payments in February and May at 7.32% and in August and November 2008 at 5.49%. Alion paid interest semi-annually in May and November 2008 at 6.52%. All swap payments were net cash settled.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13)	Redeemable Common Stock Warrants

In December 2002, the Company issued 1,080,437 detachable, redeemable common stock warrants at an exercise price of $10.00 per share. Alion issued the warrants to IITRI in connection with the Subordinated Note. The Company recognized approximately $7.1 million for the initial fair value of the warrants as original issue discount to the $39.9 million face value of the Subordinated Note. The Subordinated Note warrants were originally exercisable until December 2010. In June 2004, IITRI transferred the warrants to IIT.

In August 2008, Alion issued an additional 550,000 redeemable common stock warrants at an exercise price of $36.95 per share. The Company issued the second set of warrants to IIT in connection with the amendment of the Subordinated Note. The December 2002 warrants are currently exercisable and the August 2008 warrants are exercisable as of April 2009 at the then current fair value per share of Alion common stock, less the exercise price. The Company recognized approximately $10.3 million in debt issue costs for the fair value of the September 2008 warrants and the amendment to the December 2002 warrants.

Alion has classified the warrants as debt instruments and not as equity, in accordance with Emerging Issues Task Force Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’ Own Stock. The Company recognizes interest expense for changes in the fair value of the warrants which had an aggregate estimated fair value of $38.5 million as of December 31, 2008.

(14)	Leases

Future minimum lease payments under non-cancelable operating leases for buildings, equipment and automobiles at December 31, 2008 are set out below. Under these operating leases, Alion subleased some excess capacity to subtenants under non-cancelable operating leases. In connection with certain acquisitions, Alion assumed operating leases at above-market rates; recorded loss accruals of approximately $4.9 million based on the estimated fair value of the lease liabilities assumed; and is amortizing these losses over the lease terms. The remaining unamortized loss related to these acquisitions was $0.6 million at December 31, 2008. In connection with an acquisition, Alion also acquired a related sub-lease pursuant to which it receives above-market rates. Based on the estimated fair value of the sublease, Alion recognized an asset of $586 thousand which is being amortized over the lease term. The remaining asset value was $20 thousand at December 31, 2008.

Lease Payments for Fiscal Years Ending	(In thousands)

2009 (for the remainder of fiscal year)	$18,635
2010	21,328
2011	18,917
2012	14,982
2013	13,773
2014	7,399
And thereafter	20,900

Gross lease payments	$115,934
Less: non-cancelable subtenant receipts	(6,052)

Net lease payments	$109,882

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Composition of Total Rent Expense

	December 31,
	2008	2007
	(In thousands)

Minimum rentals	$6,183	$6,356
Less: Sublease rental income	(743)	(835)

Total rent expense, net	$5,440	$5,521

(15)	Long Term Incentive Compensation Plan

In December 2008, Alion adopted a long-term incentive compensation plan to provide cash compensation to certain executives. Grants under the plan to individuals contain specific financial and other performance goals and vest over varying time periods. Some grants are for a fixed amount; others contain provisions that provide for a range of compensation from a minimum of 50% to a maximum of 150% of an initial grant amount. The Company periodically evaluates the probability of individuals meeting the financial and other performance goals in grant agreements. Management estimates long term incentive compensation expense based on the stated amounts of outstanding grants, estimates of probable achievement of stated performance goals and estimates of probable future grant value. The Company recognized $924 thousand in long term incentive compensation expense during the first quarter of fiscal 2009.

(16)	Stock Appreciation Rights

As of December 31, 2008, Alion had granted 1,289,000 SARs to directors and employees under the 2002 and 2004 SAR Plans. For the quarters ended December 31, 2008 and 2007, the Company recognized approximately $84 thousand and $512 thousand in compensation expense associated with the two SAR plans.

The table below sets out the disclosures and the assumptions used to value a share of Alion common stock and the Company’s grants of stock appreciation rights as of December 31, 2008 and September 30, 2008. For grants issued prior to October 1, 2006, the Company uses the intrinsic value method to recognize compensation expense. For grants issued on or after October 1, 2006, Alion uses a Black-Scholes-Merton option pricing model to recognize compensation expense pursuant to SFAS 123(R) Share-Based Payment. Alion uses the fair market value of a share of its common stock to recognize expense for all grants; therefore no additional disclosures are required for these grants. There is no established public trading market for Alion’s common stock. The Trust is the only holder of the Company’s common stock. Management estimates the fair value price per share of Alion common stock based on a valuation performed by an independent, third-party firm selected by the ESOP Trustee. Alion does not expect to pay any dividends on its common stock. The terms of the Term B Senior Credit Facility, the Indenture and the Subordinated Note impose certain limitations on the payment of dividends. The Company currently intends to retain future earnings, if any, for use in the operation of its business.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based Compensation Disclosures per FAS 123 and FAS 123R
Stock Appreciation Rights
As of December 31, 2008

	Shares
	Granted to	Exercise	Outstanding	Outstanding				Vested	Exercisable
Date of Grant	Employees	Price	at 9/30/08	at 12/31/08	Forfeited	Exercised	Expired	at 12/31/08	at 12/31/08

November 2003	129,550	$14.71	68,335	63,235	540	4,560	—	63,235	6,277
February 2004	2,000	$14.71	2,000	2,000	—	—	—	1,600	—
February 2005	164,750	$19.94	89,162	87,837	1,325	—	—	62,663	—
March 2005	2,000	$19.94	2,000	2,000	—	—	—	1,500	—
April 2005	33,000	$29.81	20,250	20,250	—	—	—	13,500	—
June 2005	2,000	$29.81	2,000	2,000	—	—	—	1,500	—
December 2005	276,675	$35.89	203,774	200,329	3,445	—	—	151,700	—
February 2006	13,000	$35.89	7,750	7,750	—	—	—	3,875	—
February 2006	7,500	$35.89	3,750	3,125	625	—	—	1,875	—
May 2006	7,000	$37.06	6,000	6,000	—	—	—	3,000	—
July 2006	15,000	$37.06	10,500	10,500	—	—	—	5,500	—
October 2006	2,500	$41.02	2,500	2,500	—	—	—	1,250	—
December 2006	239,290	$41.02	201,083	191,783	9,300	—	—	46,168	—
February 2007	33,450	$41.02	24,700	24,700	—	—	—	6,738	—
May 2007	2,000	$43.37	2,000	2,000	—	—	—	500	—
September 2007	2,000	$43.37	2,000	2,000	—	—	—	500	—
December 2007	232,385	$40.05	210,310	206,060	4,250	—	—	51,515	—
April 2008	2,000	$41.00	2,000	2,000	—	—	—	—	—
September 2008	2,000	$41.00	2,000	2,000	—	—	—	—	—

Total	1,168,100		862,114	838,069	19,485	4,560	—	416,619	6,277

Wtd Avg Exercise Price	$33.15		$34.77	$34.82	$37.57	$14.71	$—	$31.14	$14.71

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based Compensation Disclosures per FAS 123 and 123R
Stock Appreciation Rights
As of December 31, 2008

	Risk Free			Remaining Life
Date of Grant	Interest Rate	Volatility	Expected Life	(Months)

November 2003	4.06% - 4.49%	60%	3 yrs	—
February 2004	4.06% - 4.49%	60%	5 yrs	1.6
February 2005	3.10% - 3.60%	45%	4 yrs	1.0
March 2005	3.10% - 3.60%	45%	4 yrs	2.1
April 2005	4.10% - 4.20%	45%	4 yrs	3.0
June 2005	4.10% - 4.20%	45%	4 yrs	5.2
December 2005	4.20% - 4.20%	40%	4 yrs	11.7
February 2006	4.20% - 4.20%	40%	4 yrs	13.3
February 2006	4.20% - 4.20%	40%	4 yrs	13.8
May 2006	4.82% - 4.83%	35%	4 yrs	16.6
July 2006	4.82% - 4.83%	35%	4 yrs	18.0
October 2006	4.82% - 4.83%	35%	4 yrs	21.8
December 2006	4.54% - 4.58%	35%	4 yrs	23.7
February 2007	4.54% - 4.58%	35%	4 yrs	25.7
May 2007	4.54% - 4.58%	35%	4 yrs	28.6
September 2007	4.54% - 4.54%	35%	4 yrs	32.1
December 2007	4.23% - 4.23%	35%	4 yrs	35.7
April 2008	4.23% - 4.23%	35%	4 yrs	39.9
September 2008	4.23% - 4.23%	35%	4 yrs	44.5
Wtd Avg Remaining Life (months)				18.9

(17)	Phantom Stock Plans

As of December 31, 2008, under the Initial Phantom Stock Plan, Alion had granted 223,685 shares of phantom stock. Under the Second Phantom Stock Plan, Alion had granted 340,312 shares of retention phantom stock and 213,215 shares of performance phantom stock. Under the Director Phantom Stock Plan, Alion had granted 20,779 shares of phantom stock. In the quarter ended December 31, 2008, Alion recognized a $4.7 million credit to compensation expense for forfeited grants. The Company recognized approximately $1.5 million in compensation expense in the comparable period in fiscal year 2008.

The table below sets out the disclosures required by SFAS 123(R) and the assumptions used to value a share of Alion common stock and the Company’s grants of phantom stock as of December 31, 2008 and September 30, 2008. For grants issued prior to October 1, 2006, the Company uses the intrinsic value method to recognize stock-based compensation expense for its phantom stock plans. For grants issued on or after October 1, 2006, Alion uses a Black Scholes Merton option pricing model to recognize compensation expense pursuant to SFAS 123(R) Share-Based Payment. Alion uses the fair market value of a share of its common stock to recognize expense for all grants; therefore no additional disclosures are required for these grants. There is no established public trading market for Alion’s common stock. The ESOP Trust is the only holder of the Company’s common stock. Management estimates the fair value price per share of Alion common stock based on a valuation performed by an independent, third-party firm selected by the ESOP Trustee. The terms of the Term B Senior Credit Facility, the Indenture and the Subordinated Note impose certain limitations on the payment of dividends. The Company intends to retain future earnings, if any, for use in the business.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based Compensation Disclosures per FAS 123 and FAS 123R
Phantom Stock
as of December 31, 2008

				Grant
	Shares	Shares	Total	Date
	Granted to	Granted to	Shares	Price	Outstanding	Outstanding				Vested	Exercisable
Date of Grant	Employees	Directors	Granted	per Share	at 9/30/08	at 12/31/08	Forfeited	Exercised	Expired	at 12/31/08	at 12/31/08

November 2003	52,685	—	52,685	$14.71	11,897	5,098	—	6,799	—	5,098	5,098
February 2005	213,215	—	213,215	$19.94	66,436	30,287	10,328	25,821	—	30,287	30,287
February 2005	98,399	—	98,399	$19.94	16,696	16,696	—	—	—	16,696	16,696
February 2005	5,015	—	5,015	$19.94	5,015	—	2,558	2,457	—	—	—
August 2005	2,960	—	2,960	$33.78	2,960	—	2,960	—	—	—	—
November 2005	66,592	—	66,592	$35.89	51,268	—	43,188	8,080	—	—	—
November 2005	—	7,808	7,808	$35.89	5,531	5,531	—	—	—	5,531	5,531
November 2005	55,726	—	55,726	$35.89	41,795	—	41,795	—	—	—	—
November 2006	—	5,978	5,978	$41.02	5,409	5,409	—	—	—	3,416	3,416
November 2006	65,456	—	65,456	$41.02	50,341	—	46,684	3,657	—	—	—
November 2007	—	6,993	6,993	$40.05	6,993	6,993	—	—	—	2,331	1,665
November 2007	42,447	—	42,447	$40.05	39,950	—	34,956	4,994	—	—	—
January 2008	2,497	—	2,497	$40.05	2,497	—	2,497	—	—	—	—
May 2008	1,220	—	1,220	$41.00	1,220	—	1,220	—	—	—	—

Total	606,212	20,779	626,991		308,006	70,014	186,186	51,808	—	63,359	62,693

Wtd Avg Grant Date Fair Value Price per Share	$26.58	$38.77	$26.98		$32.10	$39.06	$36.91	$25.17	—	$22.79	$22.60

Stock-based Compensation Disclosures per FAS 123 and FAS 123R
Phantom Stock
as of December 31, 2008

	Risk Free			Remaining Life
Date of Grant	Interest Rate	Volatility	Expected Life	(Months)

November 2003	4.06% - 4.49%	60%	5 yrs	—
February 2005	3.10% - 3.60%	45%	3 yrs	—
February 2005	3.10% - 3.60%	45%	3 yrs	—
February 2005	3.10% - 3.60%	45%	4 yrs	1.0
August 2005	3.72% - 3.77%	45%	3 yrs	—
November 2005	4.20% - 4.20%	40%	3 yrs	—
November 2005	4.20% - 4.20%	40%	3 yrs	—
November 2005	4.20% - 4.20%	40%	5 yrs	22.3
November 2006	4.54% - 4.58%	35%	3 yrs	10.4
November 2006	4.54% - 4.58%	35%	3 yrs	10.4
November 2007	4.23% - 4.23%	35%	3 yrs	22.4
November 2007	4.23% - 4.23%	35%	3 yrs	22.4
January 2008	4.23% - 4.23%	35%	3 yrs	24.4
May 2008	4.23% - 4.23%	35%	3 yrs	28.4
Wtd Avg Remaining Life (months)				11.9

(18)	Segment Information and Customer Concentration

The Company operates in one segment, delivering a broad array of scientific, engineering and information technology expertise to research and develop technological solutions for problems relating to national defense, homeland security, and energy and environmental analysis. Alion provides services to departments and agencies of

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the federal government and, to a lesser extent, to commercial and international customers. The Company’s federal government customers typically exercise independent contracting authority. Offices or divisions within an agency or department may directly, or through a prime contractor, use the Company’s services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization.

Contract receivables from agencies of the federal government represented approximately $171.1 million, or 96.1%, and $210.0 million, or 90.9%, of accounts receivable at December 31, 2008 and 2007. Contract revenue from departments and agencies of the federal government represented approximately 95.5% and 92.0%, of total contract revenue during the quarters ended December 31, 2008 and 2007.

(19)	Guarantor/Non-guarantor Condensed Consolidated Financial Information

Alion’s Senior Unsecured Notes are unsecured general obligations of the Company. Certain of Alion’s 100% owned domestic subsidiaries have jointly, severally, fully and unconditionally guaranteed the Senior Unsecured Notes. The following information presents condensed consolidating balance sheets as of December 31, 2008 and September 30, 2008, condensed consolidating statements of operations for the three months ended December 31, 2008 and 2007; and condensed consolidating statements of cash flows for the three months ended December 31, 2008 and 2007 of the parent company issuer, the guarantor subsidiaries and the non-guarantor subsidiaries. Investments include investments in subsidiaries held by the parent company issuer and have been presented using the equity method of accounting.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet Information at December 31, 2008

		Guarantor	Non-Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	(In thousands)

Current assets:
Cash and cash equivalents	$4,912	$(77)	$(5)	$—	$4,830
Accounts receivable	165,274	4,776	4,468	—	174,518
Prepaid expenses and other current assets	3,820	40	67	—	3,927

Total current assets	174,006	4,739	4,530	—	183,275
Property, plant and equipment, net	17,456	68	78	—	17,602
Intangible assets, net	37,862	—	—	—	37,862
Goodwill	398,871	—	—	—	398,871
Investment in subsidiaries	11,902	—	—	(11,902)	—
Intercompany receivables	—	8,155	—	(8,155)	—
Other assets	6,067	13	—	—	6,080

Total assets	$646,164	$12,975	$4,608	$(20,057)	$643,690

Current liabilities:
Interest payable	14,705	—	—	—	14,705
Current portion, Term B Senior Credit Facility note payable	2,389	—	—	—	2,389
Current portion, subordinated note payable	3,000	—	—	—	3,000
Trade accounts payable	50,024	668	753	—	51,445
Accrued liabilities	32,244	1,085	549	—	33,878
Accrued payroll and related liabilities	44,103	866	539	—	45,508
Billings in excess of costs and estimated earnings on uncompleted contracts	3,141	—	—	—	3,141

Total current liabilities	149,606	2,619	1,841	—	154,066
Intercompany payables	7,012	—	1,143	(8,155)	—
Term B Senior Credit Facility note payable, excluding current portion	229,684	—	—	—	229,684
Senior Unsecured Notes	244,577	—	—	—	244,577
Subordinated note payable	41,992	—	—	—	41,992
Accrued compensation, excluding current portion	6,803	—	—	—	6,803
Accrued postretirement benefit obligations	636	—	—	—	636
Non-current portion of lease obligations	6,212	59	19	—	6,290
Redeemable common stock warrants	38,542	—	—	—	38,542
Common stock of subsidiaries	—	2,799	(1)	(2,800)	—
Redeemable common stock	200,552	—	—	—	200,552
Accumulated other comprehensive loss	(36)	—	—	—	(36)
Accumulated surplus (deficit)	(279,416)	7,498	1,604	(9,012)	(279,416)

Total liabilities, redeemable common stock and accumulated deficit	$646,164	$12,975	$4,608	$(20,057)	$643,690

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet Information at September 30, 2008

		Guarantor	Non-Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	(In thousands)

Current assets:
Cash and cash equivalents	$16,392	$(62)	$(43)	$—	$16,287
Accounts receivable	161,519	3,872	3,060	—	168,451
Stock subscriptions receivable	2,669	—	—	—	2,669
Prepaid expenses and other current assets	3,024	47	64	—	3,135

Total current assets	183,604	3,857	3,081	—	190,542
Property, plant and equipment, net	18,419	97	85	—	18,601
Intangible assets, net	41,248	—	—	—	41,248
Goodwill	398,871	—	—	—	398,871
Investment in subsidiaries	10,831	—	—	(10,831)	—
Intercompany receivables	—	8,038	72	(8,110)	—
Other assets	6,668	16	—	—	6,684

Total assets	$659,641	$12,008	$3,238	$(18,941)	$655,946

Current liabilities:
Interest payable	$6,543	$—	$—	$—	$6,543
Interest rate swap liability	4,629	—	—	—	4,629
Current portion, Term B Senior Credit Facility note payable	2,389	—	—	—	2,389
Current portion, subordinated note payable	3,000	—	—	—	3,000
Current portion, acquisition obligations	50	—	—	—	50
Trade accounts payable	55,933	467	765	—	57,164
Accrued liabilities	37,678	1,007	542	—	39,227
Accrued payroll and related liabilities	40,569	696	292	—	41,557
Billings in excess of costs and estimated earnings on uncompleted contracts	2,708	—	—	—	2,708

Total current liabilities	153,498	2,170	1,599	—	157,267
Intercompany payables	7,543	—	567	(8,110)	—
Term B Senior Credit Facility note payable, excluding current portion	229,831	—	—	—	229,831
Senior Unsecured Notes	244,355	—	—	—	244,355
Subordinated note payable	42,656	—	—	—	42,656
Accrued compensation, excluding current portion	11,305	—	—	—	11,305
Accrued postretirement benefit obligations	627	—	—	—	627
Non-current portion of lease obligations	6,181	62	17	—	6,260
Redeemable common stock warrants	39,996	—	—	—	39,996
Common stock of subsidiaries	—	2,799	1	(2,800)	—
Redeemable common stock	200,561	—	—	—	200,561
Accumulated other comprehensive loss	(36)	—	—	—	(36)
Accumulated surplus (deficit)	(276,876)	6,977	1,054	(8,031)	(276,876)

Total liabilities, redeemable common stock and accumulated deficit	$659,641	$12,008	$3,238	$(18,941)	$655,946

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations for the Three Months Ended December 31, 2008

		Guarantor	Non-Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	(In thousands)

Contract revenue	$179,964	$5,650	$3,182	$—	$188,796
Direct contract expense	138,720	4,168	2,434	—	145,322

Gross profit	41,244	1,482	748	—	43,474

Operating expenses:
Indirect contract expense	8,154	842	128	—	9,124
Research and development	69	—	—	—	69
General and administrative	10,062	111	—	—	10,173
Rental and occupancy expense	7,613	64	61	—	7,738
Depreciation and amortization	4,794	5	7	—	4,806

Total operating expenses	30,692	1,022	196	—	31,910

Operating income	10,552	460	552	—	11,564
Other income (expense):
Interest income	23	—	—	—	23
Interest expense	(14,088)	—	—	—	(14,088)
Other	(94)	61	(2)	—	(35)
Equity in net income (loss) of subsidiaries	1,071	—	—	(1,071)	—

Income (loss) before income taxes	(2,536)	521	550	(1,071)	(2,536)
Income tax expense	(4)	—	—	—	(4)

Net income (loss)	$(2,540)	$521	$550	$(1,071)	$(2,540)

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations for the Three Months Ended December 31, 2007

		Guarantor	Non-Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	(In thousands)

Contract revenue	$175,001	$6,349	$1,795	$—	$183,145
Direct contract expense	134,569	4,549	1,264	—	140,382

Gross profit	40,432	1,800	531	—	42,763

Operating expenses:
Indirect contract expense	8,517	1,191	175	—	9,883
Research and development	161	—	—	—	161
General and administrative	15,457	264	20	—	15,741
Rental and occupancy expense	7,509	77	85	—	7,671
Depreciation and amortization	5,003	21	3	—	5,027

Total operating expenses	36,647	1,553	283	—	38,483

Operating income	3,785	247	248	—	4,280
Other income (expense):
Interest income	155	—	—	—	155
Interest expense	(13,276)	—	—	—	(13,276)
Other	63	84	(1)	—	146
Equity in net income (loss) of subsidiaries	578	—	—	(578)	—

Income (loss) before income taxes	(8,695)	331	247	(578)	(8,695)
Income tax expense	(11)	—	—	—	(11)

Net income (loss)	$(8,706)	$331	$247	$(578)	$(8,706)

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows
Three Months Ended December 31, 2008

		Guarantor	Non-Guarantor
	Parent	Companies	Companies	Consolidated
	(In thousands)

Net cash (used in) provided by operating activities	$(5,288)	$(39)	$38	$(5,289)
Cash flows from investing activities:
Cash paid for acquisitions	(166)	—	—	(166)
Capital expenditures	(431)	24	—	(407)

Net cash (used in) provided by investing activities	(597)	24	—	(573)
Cash flows from financing activities:
Change in book overdraft
Net cash paid from interest rate swap	(4,647)	—	—	(4,647)
Repayment of Term B Credit Facility note payable	(608)	—	—	(608)
Repayment of subordinated note payable	(3,000)	—	—	(3,000)
Net borrowings under revolving credit facility	97,600	—	—	97,600
Repayment under revolving credit facility	(97,600)	—	—	(97,600)
Purchase of common stock from ESOP Trust	(9)	—	—	(9)
Cash received from sale of common stock to ESOP Trust	2,669	—	—	2,669

Net cash used in financing activities	(5,595)	—	—	(5,595)
Net increase (decrease) in cash and cash equivalents	(11,480)	(15)	38	(11,457)
Cash and cash equivalents at beginning of period	16,392	(62)	(43)	16,287

Cash and cash equivalents at end of period	$4,912	$(77)	$(5)	$4,830

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows
Three Months Ended December 31, 2007

		Guarantor	Non-Guarantor
	Parent	Companies	Companies	Consolidated
	(In thousands)

Net cash (used in) provided by operating activities	$(31,530)	$(456)	$10	$(31,976)
Cash flows from investing activities:
Capital expenditures	(1,156)	(12)	(55)	(1,223)

Net cash used in investing activities	(1,156)	(12)	(55)	(1,223)
Cash flows from financing activities:
Change in book overdraft	2,065	—	—	2,065
Repayment of Term B Credit Facility note payable	(618)	—	—	(618)
Revolving credit facility borrowings	113,880			113,880
Revolving credit facility payments	(96,580)	—	—	(96,580)
Purchase of common stock from ESOP Trust	(12)	—	—	(12)
Cash received from sale of common stock to ESOP Trust	3,377	—	—	3,377

Net cash provided by financing activities	22,112	—	—	22,112
Net decrease in cash and cash equivalents	(10,574)	(468)	(45)	(11,087)
Cash and cash equivalents at beginning of period	11,718	(33)	(1)	11,684

Cash and cash equivalents at end of period	$1,144	$(501)	$(46)	$597

(20)	Commitments and Contingencies

Earn-Out Commitments

Alion’s LogConGroup earn-out obligation continues through September 2013. The earn-out cannot exceed $900 thousand based on revenue from potential logistics contracts. In the three months ended December 31, 2008, Alion recognized no LogConGroup earn-out. Management believes realization of this earn-out will not have a material effect on Alion’s financial position, results of operations, or liquidity. No other acquisition related earn-out obligations remain. The Company paid $50 thousand in LogConGroup earn-outs in the quarter ended December 31, 2008.

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

Alion’s primary provider of general liability insurance, St. Paul Travelers, has assumed defense of these lawsuits. However, since there is some uncertainty as to whether St. Paul Travelers received timely notice of a potential claim by Alion in connection with these lawsuits under its general liability insurance policy, St. Paul Travelers indicated when it assumed defense of the lawsuits, that it was doing so subject to a reservation of rights to deny coverage. Nevertheless, even if St. Paul Travelers is ultimately able to properly deny coverage as a result of late notice of the lawsuits, the Company’s management does not believe that the lawsuits will have a materially adverse effect upon the Company, its operations, its financial condition or its cash flows. American International Group, the Company’s excess insurance carrier, has also been notified regarding these lawsuits.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect upon the Company’s business, financial position, operating results or ability to meet its financial obligations.

Government Audits

Federal government cost reimbursement contract revenue and expenses reflected in the consolidated financial statements are subject to audit and possible adjustment by the Defense Contract Audit Agency (DCAA). DCAA considers Alion a major contractor and maintains an office on site to perform its various audits throughout the year. The Company’s federal government contract costs have been audited through 2004. Indirect rates have been negotiated through fiscal year 2003. Federal government contract revenue has been recorded in amounts that the Company expects to realize upon final settlement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of Alion’s financial condition and results of operations should be read together with the condensed consolidated financial statements (unaudited) and the notes to those statements. This updates the information contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008, and presumes that readers have access to, and will have read, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in that report.

Overview

Alion provides scientific, engineering and information technology expertise to research and develop technological solutions for problems relating to national defense, homeland security and energy and environmental analysis, principally to federal departments and agencies and, to a lesser extent, to commercial and international customers.

The following table summarizes the percentage of revenues attributable to each contract type for the periods indicated.

	For the Three Months Ended December 31,
Revenue by Contract Type	2008		2007
	(In thousands)

Cost-reimbursement	134,068	71.0%	$128,303	70.1%
Fixed-price	18,850	10.0%	20,221	11.0%
Time-and-material	35,878	19.0%	34,620	18.9%

Total	$188,796	100.0%	$183,145	100.0%

Alion expects most of its revenue will continue to come from government contracts, mostly from contracts with the U.S. Department of Defense (DoD) with the balance continuing to come from a variety of commercial, state, local and foreign government customers.

	For the Three Months Ended December 31,
Revenue by Customer Type	2008		2007
	(In thousands)

U.S. Department of Defense (DoD)	172,360	91.3%	$156,111	85.3%
Other Federal Civilian Agencies	7,868	4.2%	11,939	6.5%
Commercial/State/Local and International	8,568	4.5%	15,095	8.2%

Total	$188,796	100.0%	$183,145	100.0%

The Company has reduced the number of core business areas it tracks and re-categorized data presented for prior periods to be consistent with its current presentation.

	For the Three Months Ended December 31,
Core Business Area	2008		2007
	(In thousands)

Naval Architecture and Marine Engineering	$85,641	45.4%	$77,584	42.4%
Defense Operations Support	33,285	17.6%	40,929	22.3%
Industrial Technology Solutions	28,708	15.2%	26,703	14.6%
Modeling and Simulation	21,440	11.4%	15,834	8.6%
Chemical, Biological, Nuclear and Environmental Sciences	13,496	7.1%	13,466	7.4%
Information Technology	6,226	3.3%	8,629	4.7%

Total	$188,796	100.0%	$183,145	100.0%

Backlog.  Our contract backlog represents an estimate, as of a specific date, of the remaining future revenue we anticipate from existing contracts. At December 31, 2008, backlog on existing contracts and executed delivery orders totaled $2,521 million, of which $365 million was funded. The Company estimates it has an additional $2,941 million of unfunded contract ceiling value for an aggregate total backlog of $5,462 million.

Results of Operations

Quarter Ended December 31, 2008 Compared to Quarter Ended December 31, 2007

	Consolidated Operations of Alion
	Quarter Ended December 31,
	2008		2007
		%		%
		Revenue		Revenue
	(Dollars in thousands)

Selected Financial Information
Total contract revenue	$188,796		$183,145
Alion labor-related revenue	113,593	60.2%	103,644	56.6%
Material and subcontract revenue	75,203	39.8%	79,501	43.4%
Total direct contract costs	145,322	77.0%	140,382	76.7%
Direct labor costs	66,829	35.4%	58,601	32.0%
Material and subcontract costs	72,464	38.4%	76,561	41.8%
Other direct costs	6,029	3.2%	5,220	2.9%
Gross profit	43,474	23.0%	42,763	23.3%
Total operating expense	31,910	16.9%	38,483	21.0%
Major components of operating expense
Indirect expenses including facilities costs	16,862	8.9%	17,554	9.6%
General and administrative (excluding stock-based compensation)	14,776	7.8%	13,695	7.5%
Stock-based compensation	(4,603)	(2.4)%	2,046	1.1%
Depreciation and amortization	4,806	2.5%	5,027	2.7%
Income from operations	$11,564	6.1%	$4,280	2.3%

Revenue, Direct Contract Expense and Gross Profit.  Fiscal 2009 first quarter revenue of $188.8 million was $5.7 million more than the comparable period in 2008, a 3.1% increase attributable to greater cost-reimbursement contract revenue. A $16.2 million increase in DoD revenue offset a $6.5 million decline in commercial revenue and a $4.1 million decline in civilian agency activity. Naval architecture and marine engineering increased $8.1 million compared to first quarter 2008 performance and modeling and simulation work increased by $5.6 million as well. These increases were offset by a $7.6 million decline in support for defense operations. Alion’s revenue from subcontractors and materials declined by nearly $4.3 million while internally-delivered revenue increased nearly $10.0 million compared with the first quarter of fiscal 2008.

Direct contract expenses increased by $4.9 million (3.5%) to 77.0% of quarterly revenue. Less profitable material and subcontract costs declined by $4.1 million while direct labor increased by $8.2 million (14%) and other direct costs increased by $0.8 million (15.5%). Increased direct labor resulted from higher head count, reduced overhead staffing and higher labor productivity, partially offsetting prior quarters’ lower direct labor levels. Increased direct labor helped mitigate differences in profitability between employee and subcontractor labor. However, lower overall profitability on material and subcontract costs led to modestly lower overall contract profitability. Gross profit at $43.5 million increased slightly compared to $42.8 million and declined slightly as a percentage of revenue.

Operating Expenses.  First quarter operating expenses declined by $6.6 million overall compared to the same period last year significantly improving operating profit. The drop in operating expenses comes, in part, from a $4.7 million current year credit to stock-based compensation expense for forfeitures of previously awarded phantom shares. Facility and indirect costs declined by a net $0.7 million; depreciation and amortization declined by $0.2 million; and general and administrative (G&A) expense exclusive of stock-based and long-term incentive compensation charges declined by $1.0 million. However, G&A expenses increased by approximately $0.9 million for period costs associated with Alion’s recently implemented long term incentive compensation plan. Alion continued efforts initiated last year to trim overhead staff, and optimize office space through consolidating locations and eliminating excess space.

Income from Operations.  Operating income for the quarter ended December 31, 2008 increased by $7.3 million to $11.6 million compared with $4.3 million for the quarter ended December 31, 2007, as a result of $0.8 million in reduced indirect expenses and $1.0 million in reduced G&A expenses and $4.7 million in credits to stock-based compensation expense for phantom stock plan forfeitures.

Other Expense.  Interest income, interest expense and other expense in the aggregate for the quarter ended December 31, 2008 increased by $1.1 million compared to first quarter 2008. Interest income declined due to lower market rates and lower average investment balances. Despite the lower outstanding principal balance on the senior term loan compared to the first quarter of 2008, cash pay interest increased by $1.1 million for the first quarter of 2009 because the September 2008 amendment to the Term B Senior Credit Facility increased Alion’s minimum interest rate by 350 basis points to 9.50% for both the senior term loan and the revolving credit facility. Despite the higher rate on the revolving credit facility, lower outstanding balances helped reduce interest expense for the revolver by $0.5 million for the current quarter compared to first quarter 2008.

First quarter 2009 debt issue cost amortization increased $0.6 million compared to the comparable period in 2008 as a result of fees paid and warrants issued to amend Alion’s senior secured and subordinated debt at the end of last fiscal year. The higher interest rate on the Subordinated Note increased expense by $0.9 million compared to last year. However, Alion also recognized a $1.5 million benefit in the current quarter from a reduction in warrant value due to a decline in the risk free interest rate used to estimate the fair value of the outstanding warrants.

	Quarter Ended December 31,
	2008	2007
	(In thousands)

Cash Pay Interest
Term B Revolving Credit Facility	$132	$644
Term B Senior Loan	5,793	4,692
Senior Unsecured Notes	6,406	6,406
Subordinated Note	95	—
Other cash pay interest and fees	98	98

Sub-total cash pay interest	12,524	11,840
Deferred and Non- cash Interest
Debt issue costs and other non-cash items	1,272	688
Subordinated Note interest	1,746	852
Redeemable warrants	(1,454)	(104)

Sub-total non-cash interest	1,564	1,436

Total interest expense	$14,088	$13,276

Income Tax Expense.  Income tax expense was immaterial for the current quarter and the similar period last year because Alion and its subsidiaries are a consolidated S corporation whose income is attributable to the ESOP Trust, a tax exempt entity. Some states do not recognize Alion’s S corporation status. Alion’s Canadian subsidiary accrues a Canadian tax liability, as required.

Net Loss.  The net loss decreased approximately $6.2 million, or 71.3%, to $2.5 million for the quarter ended December 31, 2008 as compared to $8.7 million for the quarter ended December 31, 2007.

Liquidity and Capital Resources

Alion requires liquidity primarily for working capital and debt service. The Company uses its revolving line of credit to fund accounts receivable, which can increase as revenue increases or when contract funding is delayed. Alion is funding its current business with cash from operating activities and by accessing its revolving credit facility. The Company intends to fund future operations in a similar fashion.

Cash Flows

The following narrative discusses Alion’s cash flows for the quarters ended December 31, 2008 and 2007.

Although Alion lost $6.2 million less in the first quarter of fiscal 2009 than it did in the first quarter of fiscal 2008, operating activities nonetheless consumed $5.3 million this quarter. This contrasts favorably with the first quarter of 2008 when Alion used $32.0 million for operating activities, largely to fund accounts receivable and a related increase in days’ sales outstanding (DSO) as of December 31, 2007. Although the Company used $6.3 million this quarter to fund growth in assets, principally accounts receivable, this was a $34.5 million improvement over the comparable quarter last year. Alion collected $186.4 million of accounts receivable in the first quarter of fiscal 2009. The current quarter’s growth in receivables was mostly due to delays in contract funding that increased unbilled accounts receivable. At December 31, 2008, the Company’s DSO stood at 85.5 based on net accounts receivable and trailing twelve month revenue.

Alion’s first quarter performance benefited from a $10.4 million increase in unpaid interest accruals and other liabilities, approximately $7.0 million more than the comparable quarter last year. This year however, Alion used $6.9 million to reduce accounts payable and accrued expenses. In the comparable period last year, the Company benefitted from a $6.4 million increase in payables and accruals.

In the first quarter of fiscal 2008 Alion invested $1.2 million in new capital equipment during the first quarter. In the first quarter of fiscal 2009 the Company only spent one-third as much on capital assets and spent less than $0.2 million to pay for contracts acquired last year.

In the quarter ended December 31, 2008, Alion reduced its total debt-related liabilities by paying off $3.0 million of Subordinated Note principal and $4.6 million in interest rate swap obligations. The Company received $2.7 million in cash from stock sales to the ESOP Trust during the current quarter. In the first quarter of fiscal 2008, Alion increased its total debt and liabilities obtaining $19.4 million by utilizing its revolving credit facility and book cash overdrafts. The Company received $3.4 million from stock sales to the ESOP Trust during the first quarter of fiscal 2008.

Cash flow effects and risks associated with equity-related obligations

Changes in the price of a share of Alion common stock affect stock-based compensation expense, operating income and warrant-related interest expense. Because management is unable to forecast the share price to be determined by the ESOP Trustee for the March 2009 valuation period and because that future price may differ from the September 2008 share price the Company cannot forecast the non-cash expense it is likely to recognize in future periods for already-issued Phantom Stock and SAR plan grants. Alion expects to recognize non-cash interest expense related to outstanding Warrants as the current share price, interest rates, assumed volatility, and time to time expiration change. The carrying value of the warrants exceeds their current net cash value by approximately $7.1 million which represents the time value of the underlying options, primarily associated with the warrants issued in September 2008.

Actual expenses for stock-based compensation and warrant-related interest are likely to differ from estimates as the price of a share of Alion common stock changes. The next valuation period ends March 2009. Interest rates, market-based factors and volatility, as well as the Company’s financial results will affect the future value of a share of Alion common stock.

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

Alion has not paid any distribution requests this year, but will have to fund distribution requests resulting from the most recent valuation prior to March 2009. The Company estimates that it will have to pay approximately $5.4 million in the second quarter to satisfy diversification and distribution requests

Discussion of Debt Structure

The discussion below describes the Term B Senior Credit Facility, as modified by Amendments One through Five and Increments Four and Five; the Subordinated Note as subsequently amended and; the Senior Unsecured Notes issued and sold by the Company.

Term B Senior Credit Facility

As of December 31, 2008, the Term B Senior Credit Facility consisted of:

•	a senior term loan in the approximate amount of $238.4 million;

•	a $50.0 million senior revolving credit facility approximately $3.5 million of which was allocated to letters of credit and deemed borrowed, but none of which was actually drawn as of December 31, 2008; and

•	a $110.0 million uncommitted incremental term loan “accordion” facility which the Company may be able to access in future subject to satisfying a leverage-based incurrence test.

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

In September 2008, the fifth amendment revised certain financial covenants to provide Alion flexibility through September 2009 and made other changes to the Term B Senior Credit Facility. Interest rates increased to a minimum 3.50% Eurodollar rate plus 600 basis points, and a minimum 4.50% alternate base rate plus 500 basis points. The senior term loan interest rate spread will increase if the Company refinances, replaces or extends the maturity of its existing revolving line of credit at an interest rate spread more than 50 basis points higher than the then-current interest rate spread. The senior term loan spread will increase by the difference in the higher revolving credit facility rate spread less 50 basis points. Alion must now use all (formerly half) of annual excess cash flow to prepay outstanding senior term loans. The Company must meet certain conditions before it may pay the CEO or COO for previously awarded shares of phantom stock. Subject to certain conditions, Alion may now incur additional second lien debt.

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

Interest and Fees.  The Term B Senior Credit Facility term loan and revolving credit facility can each bear interest at either of the two floating rates discussed above. The senior term loan bears interest at the Eurodollar rate and the revolving credit facility bears interest at the alternate base rate based on Credit Suisse’s prime rate. As of September 30, 2008, 9.50% is the minimum interest rate on the term loan and the revolving credit facility for both Eurodollar and alternate base rate loans. The interest rate no longer depends on the Company’s leverage ratio. Through September 30, 2008, the Eurodollar rate was 5.49 percent (2.99 percent plus 250 basis point spread) and the alternate base rate was 6.75 percent (5.00 percent plus 175 basis point spread).

Alion may prepay all or any portion of its Term B debt in minimum increments of $1 million, generally without penalty or premium, except for customary breakage costs associated with pre-payment of Eurodollar-based loans. If the Company issues certain permitted debt, or sells, transfers or disposes of certain assets, it must use all net proceeds to repay any Term B loan amounts outstanding. To the extent Alion has excess cash flow for any fiscal year, as defined in the Term B Senior Credit Facility, it must use all of it to repay Term B loan amounts outstanding.

If the Company enters into an additional term loan, including an incremental term loan, and certain terms of such loan are more favorable to the new lenders than existing terms under the Term B Senior Credit Facility, the applicable interest rate spread on the senior term loans can increase. As a result, additional term loans could increase the Company’s interest expense under its existing term loans. Certain of the Company’s subsidiaries (HFA, CATI, METI, JJMA, BMH, WCI, WCGS and MA&D) guaranteed the Company’s obligations under the Company’s Term B Senior Credit Facility.

Use of Proceeds.  In August 2004, the Company borrowed $50.0 million through the senior term loan under the Term B Senior Credit Facility. Alion used approximately $47.2 million to retire its prior senior term loan and revolving credit facility and paid approximately $2.8 million in transaction fees. In October 2004, the Company borrowed approximately $22.0 million under the senior term loan to retire its existing $19.6 million mezzanine note and to pay approximately $2.4 million in accrued unpaid interest and prepayment premium. In April 2005, the Company borrowed $72.0 million in an incremental term loan under the Term B Senior Credit Facility. Alion used approximately $58.7 million of the proceeds to pay part of the JJMA acquisition price, and approximately $1.3 million for term loan transaction fees. The Company used approximately $12.0 million for part of the BMH acquisition price. In March 2006, Amendment Two made $68.0 million of term loans available to the Company. Alion used approximately $16.5 million of these term loan proceeds to pay part of the WCI acquisition price, and approximately $13.6 million to redeem mezzanine warrants held by IIT and the CEO. In May 2006, the Company used $15.0 million of Amendment Two incremental term loan proceeds for part of the MA&D acquisition price. In June 2006, the Company borrowed $21.0 million in Amendment Two incremental term loans and $50.0 million in Amendment Three incremental term loans to pay part of the Anteon Contracts acquisition price. In January 2007, Alion paid a $0.3 million fee to borrow $15.0 million under Increment Four to pay down part of its outstanding senior revolving credit facility balance. In July 2007, Alion paid a $0.5 million fee to borrow $25.0 million under Increment Five to pay down part of its outstanding senior revolving credit facility balance.

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

During fiscal year 2008, the senior term loans bore interest at the Eurodollar rate and the senior revolving credit facility bore interest at the alternate base rate. From October 1, 2007 through September 29, 2008, the interest rate on Alion’s revolving credit facility depended on the Company’s leverage ratio and whether the Company chose a Eurodollar or alternate base rate loan. The table below sets out the leverage-based interest rate spreads for Alion’s Term B loans.

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

Interest Rate Swap.  In January 2008, Alion executed an interest rate swap with one of its lenders to convert the floating rate interest payable on a portion of its Term B senior term loan to a fixed rate, and to adjust the timing of some net interest payments related to its Term B senior term loan. The swap agreement had a notional principal amount of $240 million and expired on November 1, 2008. The Company made its final semi-annual interest payment November 1, 2008. Alion received quarterly floating rate interest payments in February and May 2008 at 7.32% and in August and November 2008 at 5.49%. Alion paid interest semi-annually in May and November 2008 at 6.52%. All swap payments were net cash settled.

Other Fees and Expenses.  Each quarter, Alion is required to pay a commitment fee of 50 basis points per year on the prior quarter’s daily, unused revolving credit facility and senior term loan commitment. As of December 31, 2008, only the $3.5 million allocated to letters of credit was outstanding on the revolving credit facility; the senior term loan was fully utilized. For the quarter ended December 31, 2008, the Company paid no commitment fee for the senior term loan and approximately $53 thousand for the revolving credit facility.

Alion is required to pay issuance and administrative fees, and a fronting fee of up to 25 basis points for each letter of credit issued under the revolving credit facility. Each quarter Alion is required to pay interest in arrears at the revolving credit facility rate for all outstanding letters of credit. The Company is also required to pay an annual agent’s fee under the Term B Senior Credit Facility.

Financial Covenants.  As of December 31, 2008, the Company was in compliance with the Term B Senior Credit Facility financial covenants.

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

Subordinated Note — Redeemable Common Stock Warrants

In December 2002, Alion issued a $39.9 million Subordinated Note to IITRI as part of the purchase price for substantially all of IITRI’s assets. In July 2004, IIT acquired the Subordinated Note and related warrant agreement from IITRI. In June 2006, the Company and IIT increased the interest rate on the Subordinated Note for two years from December 2006 through December 2008. In August 2008, the Company and IIT amended the Subordinated Note to: extend the maturity date to August 2013; require Alion to pay $3.0 million in principal in November 2008, 2009 and 2010, and $2.0 million in November 2011; and require Alion to pay cash interest at 6% rather than 16%, along with 10% in non-cash interest to be added to principal. The amended Subordinated Note agreement prohibits Alion from redeeming vested phantom stock held by the Chief Executive Officer and Chief Operating Officer unless the Company timely makes its scheduled principal payment each year. The Company paid IIT a $0.5 million amendment fee.

Up to and including December 2008, interest on the Subordinated Note was payable quarterly in arrears by issuing paid-in-kind (PIK) notes maturing at the same time as the Subordinated Note. The interest rate was 6.0% from December 2002 through December 2006; approximately 6.4% from December 2006 to December 2007; and approximately 6.7% from December 2007 to December 2008. After December 2008, interest is still payable quarterly in arrears, 6% to be paid in cash and 10% to be paid in PIK notes due August 2013. Existing and future PIK notes defer related cash interest expense on the Subordinated Note. Over the term of the Subordinated Note, Alion expects to issue approximately $41.4 million in PIK notes. In addition to the principal payments required each November from 2008 through 2011, Alion is required to pay a total of $70.3 million in principal and PIK notes in August 2013.

In December 2002, the Company issued 1,080,437 detachable, redeemable common stock warrants at an exercise price of $10.00 per share. Alion issued the warrants to IITRI in connection with the Subordinated Note. The Company recognized approximately $7.1 million for the initial fair value of the warrants as original issue discount to the $39.9 million face value of the Subordinated Note. The Subordinated Note warrants were originally exercisable until December 2010. In June 2004, IITRI transferred the warrants to IIT.

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

Alion has classified the warrants as debt instruments and not equity, in accordance with EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’ Own Stock. The Company recognizes interest expense for changes in the fair value of the warrants which had an aggregate estimated fair value of $38.5 million as of September 30, 2008.

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

Change of Control.  Upon a change in control, each Senior Unsecured Note holder has the right to require Alion to repurchase its notes in cash for 101% of the principal amount of such holder’s notes plus accrued and unpaid interest. Any of the following events constitutes a change in control:

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

On or after February 1, 2011, the Company may redeem all or a portion of the Senior Unsecured Notes at the redemption prices set forth below (expressed in percentages of principal amount on the redemption date), plus accrued and unpaid interest to the redemption date, if redeemed during the 12-month period commencing on February 1 of the years set forth below:

Redemption
Period	Price

2011	105.125%
2012	102.563%
2013 and thereafter	100.000%

During the remainder of fiscal year 2009 and the next six fiscal years the Company expects that at a minimum, it will have to make the estimated interest and principal payments set forth below.

	7-Fiscal Year Period
	2009*	2010	2011	2012	2013	2014	2015
	($ in thousands)

Bank revolving credit facility
— Interest(1)	$872	$983	$710	$483	$482	$253	$253
Senior Term Loan
— Interest(2)	17,161	22,759	22,525	22,352	7,820	—	—
— Principal(3)	1,825	2,433	2,433	2,433	229,297	—	—
Senior Unsecured Notes
— Interest	25,625	25,625	25,625	25,625	25,625	25,625	12,813
— Principal	—	—	—	—	—	—	250,000
Subordinated Note
— Interest	2,353	3,223	3,369	3,594	3,332	—	—
— Principal	—	3,000	3,000	2,000	70,311	—	—

Total cash — pay interest	46,011	52,590	52,229	52,054	37,259	25,878	13,066
Total cash — pay principal	1,825	5,433	5,433	4,433	299,608	—	250,000

Total	$47,836	$58,023	$57,662	$56,487	$336,867	$25,878	$263,066

*	Estimated interest and principal payments for the remainder of fiscal year 2009.

(1)	Alion anticipates regularly accessing a $50.0 million revolving credit facility to finance working capital needs. The present revolving credit facility matures in August 2009. The Company expects to replace it with a similar facility for working capital needs at least through 2013. Alion estimates the average revolver balance will be $10.0 million for fiscal year 2009; $8.0 million for fiscal year 2010, $5.0 million for 2011, $2.5 million for 2012 and 2013 and minimal thereafter. Interest expense includes estimated fees for the unused balance of a $50.0 million revolving credit facility. The Company estimates the effective average cash-pay interest rate, excluding fees for the unused balance on the revolver, will be 9.5% for all periods presented.

(2)	Alion estimates the average annual senior term loan balance under the Term B Senior Credit Facility will be: $238.1 million, $235.7 million, $233.3 million, $230.8 million, and $81.0 million for fiscal years 2009 through 2013. The senior term loan matures February 2013. The Company expects it will need to refinance the senior term loan before it matures and forecasts interest expense to continue at levels similar to prior years based on Alion’s current minimum interest rate of 9.5%.

(3)	The Term B Senior Credit Facility requires Alion to repay approximately 1.0% of the principal balance outstanding under the senior term loan annually. On a cumulative basis, Alion is required to pay approximately 4.3% of the principal through the first quarter of fiscal year 2013. The remaining principal balance is due on February 6, 2013, the senior term loan maturity date. The table reflects the balance drawn of $238.4 million as of December 31, 2008, resulting in approximately $2.4 million in principal payments each fiscal year from 2009 through 2012, approximately $0.6 million for the first quarter of fiscal year 2013, and the remaining principal balance of approximately $228.7 million on February 6, 2013. If Alion generates certain excess cash flow in a given fiscal year, issues or incurs certain debt or sells certain assets, the Term B Senior Credit Facility requires the Company to prepay a portion of the principal. As of December 31, 2008, no mandatory prepayments are due.

Contingent Obligations

Earn-outs

Alion’s LogConGroup earn-out obligation continues through September 2013. The earn-out cannot exceed $900 thousand based on revenue from potential logistics contracts. In the three months ended December 31, 2008, Alion recognized no LogConGroup earn out. Management believes realization of this earn-out will not have a material effect on Alion’s financial position, results of operations, or liquidity. No other acquisition related earn-out obligations remain. The Company paid $50 thousand in LogConGroup earn-outs in the quarter ended December 31, 2008.

Other Contingent obligations which will impact the Company’s cash flow

Other contingent obligations which will impact Alion’s cash flow include:

•	IIT’s Subordinated Note warrant put rights;

•	Stock-based and long-term incentive compensation plan obligations; and

•	KSOP share repurchases and diversification options.

As of December 31, 2008, Alion had spent a cumulative total of $62.4 million to repurchase shares of its common stock to satisfy ESOP distribution requests from former employees and Plan beneficiaries. In 2008, the Company changed its prior practice of immediately paying out all distribution requests in full. In March 2008, Alion began paying ESOP beneficiaries over the five-year distribution period permitted by ERISA and the terms of the Plan. Alion intends to continue this practice for the foreseeable future in part to offset the cash flow effects of annual employee diversification requests that began in fiscal 2008 and which are expected to continue for the foreseeable future.

	Number of Shares		Total Value
Date	Repurchased	Share Price	Purchased
			(In thousands)

June 2003	5,248	$11.13	$58
July 2003	2,696	$11.13	30
December 2003	50,031	$14.71	736
May 2004	117	$16.56	2
June 2004	727	$16.56	12
June 2004	743	$16.56	12
July 2004	48,309	$16.56	800
December 2004	46,816	$19.94	934
March 2005	5,691	$19.94	113
June 2005	45,846	$29.81	1,367
August 2005	1,090	$33.78	37

	Number of Shares		Total Value
Date	Repurchased	Share Price	Purchased
			(In thousands)

September 2005	170,657	$33.78	5,765
December 2005	211,537	$35.89	7,592
June 2006	273,800	$37.06	10,147
July 2005	32,420	$37.06	1,202
August 2006	1,747	$37.06	65
December 2006	2,243	$41.02	92
January 2007	14	$41.02	1
February 2007	157,320	$41.02	6,453
March 2007	73	$41.02	3
May 2007	238	$43.37	10
June 2007	152	$43.37	7
July 2007	276,877	$43.37	12,008
August 2007	251,248	$43.37	10,897
September 2007	15	$43.37	1
October 2007	90	$40.05	4
December 2007	210	$40.05	8
February 2008	648	$40.05	26
March 2008	19,961	$40.05	799
March 2008	10,011	$41.00	410
April 2008	60	$40.05	2
July 2008	306	$41.00	13
September 2008	68,009	$41.00	2,788
December 2008	233	$38.35	9

Total	1,685,183		$62,403

Alion believes cash flow from operations and cash available under current and anticipated revolving credit facilities will provide sufficient capital to fulfill current business plans and fund working capital needs for at least the next 24 months. The Company intends to focus on organic growth, margin improvement and process improvement and expects to continue improving cash flow from operations through more frequent electronic invoicing. Although Alion expects to have positive annual cash flow from operations, it will need to generate significant additional revenue beyond current levels and earn net income in order to repay principal and interest on the Term B Senior Credit Facility, the Senior Unsecured Notes, the Subordinated Note and Warrants, and to meet ESOP repurchase and diversification obligations.

The Term B Senior Credit Facility and the Indenture governing the Senior Unsecured Notes allow Alion to make certain permitted acquisitions, and the Company intends to use financing available under the Term B Senior Credit Facility to do so. Alion will need to replace its existing revolving credit facility prior to August 2009, and plans to refinance the Term B senior term loan and the subordinated note before they mature. The Company is uncertain whether it will be able to refinance these obligations or if refinancing terms will be favorable. If Alion is unable to refinance the revolving credit facility prior to August 2009, it may not have sufficient cash from operations to satisfy all of its obligations. If Alion is unable to refinance the Term B senior term loan, it will not have sufficient cash from operations to satisfy all of its obligations. If plans or assumptions change, if assumptions prove inaccurate, if Alion consummates additional or larger investments in or acquisitions of other companies than are currently planned, if the Company experiences unexpected costs or competitive pressures, or if existing cash and projected cash flow from operations prove insufficient, the Company may need to obtain greater amounts of additional financing and sooner than expected. While Alion intends only to enter into new financing or refinancing it considers advantageous, given the current state of the credit markets, the Company cannot be certain sources of financing will be available in the future, or, if available, that financing terms would be favorable.

Recently Issued Accounting Pronouncements

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

Factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following:

•	changes to the ERISA laws related to the KSOP;

•	changes to Alion’s subchapter S status, or any change in Alion’s effective tax rate;

•	additional costs associated with complying with the Sarbanes-Oxley Act of 2002, including any changes in the SEC’s rules, and other corporate governance requirements;

•	failure of government customers to exercise options under contracts;

•	funding decisions relating to U.S. Government projects;

•	government contract procurement (such as bid protest) and termination risks;

•	competitive factors such as pricing pressures and/or competition to hire and retain employees;

•	results of current and/or future legal proceedings and government agency proceedings which may arise out of Alion’s operations and the attendant risks of fines, liabilities, penalties, suspension and/or debarment;

•	undertaking acquisitions that could increase costs or liabilities or be disruptive;

•	taking on additional debt to fund acquisitions;

•	failure to adequately integrate acquired businesses;

•	material changes in laws or regulations applicable to Alion’s businesses;

•	other risk factors discussed in the Company’s annual report on Form 10-K for the year ended September 30, 2008 filed with the SEC on December 23, 2008.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s view only as of February 13, 2009. The Company undertakes no obligation to update any of the forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise. This discussion addresses only continuing operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

The Company is exposed to interest rate risk principally for debt incurred to finance its acquisitions, its periodic borrowings and related debt amendments and re-financings. The balance on the $50.0 million senior revolving credit facility bears interest at variable rates currently based on Credit Suisse’s (CS) prime rate (with a minimum of 4.5%) plus a maximum spread of 500 basis points. The balance on the Senior Secured Term B Loan bears interest at variable rates currently tied to the Eurodollar rate (with a minimum of 3.5%) plus 600 basis points. Such variable rates increase the risk that interest charges will increase materially if market interest rates increase. The current interest rate spreads exceed the spreads that were in effect in fiscal year 2008. The approximate impact of a 1% increase in the interest rate, as applied to principal balances drawn under the Senior Secured Term B Credit Facility would be $1.8 million, $2.4 million, $2.3 million, $2.3 million, and $1.1 million for the balance of fiscal year 2009 and fiscal years ending 2010 through 2013.

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

Risk associated with value of Alion common stock

Changes in the fair market value of Alion’s common stock affect the economic basis for the Company’s estimated warrant liability. The value of Alion’s warrant liability would increase by approximately $5.6 million if the price of the Company’s stock were to increase by 10% and would decrease by approximately $5.5 million if the price of the Company’s stock were to decrease by 10%. Such changes would be reflected in interest expense in Alion’s consolidated statements of operations.

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

Changes in Internal Control Over Financial Reporting.  There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 15d — 15(f) under the Exchange Act) during the first fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 4T.	Controls and Procedures

See disclosure under Item 4.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 20 to the Condensed Consolidated Financial Statements. Other than the actions discussed in Note 20, the Company is not involved in any legal proceeding other than routine legal proceedings occurring in the ordinary course of business. Alion believes that these routine legal proceedings, in the aggregate, are not material to its financial condition and results of operations.

As a government contractor, Alion may be subject from time to time to federal government inquiries relating to its operations and to DCAA audits. The federal government can suspend or debar, for a period of time, a contractor that is indicted or found to have violated the False Claims Act or other federal laws. Such an event could also result in fines or penalties.

Item 1A.	Risk Factors

There have been no material changes to the risk factors Alion disclosed in its Annual Report Form 10-K for the year ended September 30, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
No.	Description

31.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation pursuant to 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALION SCIENCE AND TECHNOLOGY CORPORATION

By:	/s/ Michael J. Alber
Name:     Michael J. Alber

Title:	Principal Financial Officer and Duly Authorized Officer

Date: February 13, 2009