Form 10-Q
period 2009-03-31
ALION SCIENCE & TECHNOLOGY CORP
filed 2009-05-14
CIK 1166568

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009.

COMMISSION FILE NUMBER 333-89756

Alion Science and Technology Corporation
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	54-2061691
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation of Organization)	Identification No.)

1750 Tysons Boulevard, Suite 1300
McLean, VA 22102
(703) 918-4480

(Address, including Zip Code and Telephone Number with Area Code, of Principal Executive Offices)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of shares outstanding of Alion Science and Technology Corporation Common Stock as of May 14, 2009, was: Common Stock 5,264,885

ALION SCIENCE AND TECHNOLOGY CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2009

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

ALION SCIENCE AND TECHNOLOGY CORPORATION

Condensed Consolidated Balance Sheets (unaudited)
As of March 31, 2009 and September 30, 2008

	March 31,	September 30,
	2009	2008
	(In thousands, except share and per share information)

Current assets:
Cash and cash equivalents	$—	$16,287
Accounts receivable, net	183,763	168,451
Stock subscriptions receivable	—	2,669
Prepaid expenses and other current assets	4,372	3,135

Total current assets	188,135	190,542
Property, plant and equipment, net	16,824	18,601
Intangible assets, net	34,624	41,248
Goodwill	398,871	398,871
Other assets	6,023	6,684

Total assets	$644,477	$655,946

Current liabilities:
Book cash overdraft	$100	$—
Interest payable	9,021	6,543
Current portion, senior term loan payable	2,389	2,389
Interest rate swap liability	—	4,629
Current portion of subordinated note payable	3,000	3,000
Current portion, acquisition obligations	—	50
Trade accounts payable	59,265	57,164
Accrued liabilities	38,435	39,227
Accrued payroll and related liabilities	39,594	41,557
Billings in excess of revenue earned	3,678	2,708

Total current liabilities	155,482	157,267
Notes payable to bank	4,720	—
Senior term loan payable, excluding current portion	229,536	229,831
Senior unsecured notes	244,798	244,355
Subordinated note payable	43,647	42,656
Accrued compensation, excluding current portion	4,482	11,305
Accrued postretirement benefit obligations	646	627
Non-current portion of lease obligations	6,482	6,260
Redeemable common stock warrants	33,098	39,996
Redeemable common stock, $0.01 par value, 8,000,000 shares authorized, 5,264,885 and 5,229,756 shares issued and outstanding at March 31, 2009 and September 30, 2008	180,586	200,561
Accumulated other comprehensive loss	(36)	(36)
Accumulated deficit	(258,964)	(276,876)

Total liabilities, redeemable common stock and accumulated deficit	$644,477	$655,946

See accompanying notes to condensed consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
	(In thousands, except share and per share information)

Contract revenue	$195,429	$189,243	$384,225	$372,388
Direct contract expense	149,135	143,030	294,457	283,412

Gross profit	46,294	46,213	89,768	88,976

Operating expenses:
Indirect contract expense	9,332	11,076	18,456	20,959
Research and development	78	295	147	456
General and administrative	13,426	16,965	23,599	32,706
Rental and occupancy expense	8,468	7,742	16,206	15,413
Depreciation and amortization	4,700	5,333	9,506	10,360

Total operating expenses	36,004	41,411	67,914	79,894

Operating income	10,290	4,802	21,854	9,082
Other income (expense):
Interest income	25	117	48	272
Interest expense	(10,244)	(13,831)	(24,332)	(27,107)
Other	(87)	(893)	(122)	(747)

Total other expenses	(10,306)	(14,607)	(24,406)	(27,582)
Loss before income taxes	(16)	(9,805)	(2,552)	(18,500)
Income tax benefit (expense)	55	—	51	(11)

Net income (loss)	$39	$(9,805)	$(2,501)	$(18,511)

Basic and diluted earnings (loss) per share	0.01	(1.96)	(0.48)	(3.69)

Basic and diluted weighted average common shares outstanding	5,227,835	5,012,671	5,228,787	5,012,753

See accompanying notes to condensed consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended March 31,
	2009	2008
	(In thousands)

Cash flows from operating activities:
Net loss	$(2,501)	$(18,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,506	10,360
Bad debt expense	512	336
Accretion of debt to face value	1,180	503
Amortization of debt issuance costs	1,364	884
Change in fair value of redeemable common stock warrants	(6,899)	298
Stock-based compensation	(5,764)	4,324
Loss on interest rate swap	18	933
Changes in assets and liabilities:
Accounts receivable	(15,824)	(49,688)
Other assets	(578)	(63)
Trade accounts payable	2,100	23,537
Accrued liabilities	1,500	5,839
Interest payable	2,478	(4,699)
Other liabilities	4,023	2,155

Net cash used in operating activities	(8,885)	(23,792)
Cash flows from investing activities:
Cash paid for acquisitions-related obligations	(166)	(980)
Capital expenditures	(1,076)	(2,714)

Net cash used in investing activities	(1,242)	(3,694)
Cash flows from financing activities:
Change in book overdraft	100
Cash (paid for) received from interest rate swap	(4,647)	4,488
Payment of senior term loan principal	(1,216)	(1,237)
Payment of subordinated note principal	(3,000)	—
Revolver borrowings	227,500	225,605
Revolver payments	(222,780)	(212,005)
Loan to ESOP Trust	(5,936)	(3,369)
ESOP loan repayment	5,936	3,369
Redeemable common stock purchased from ESOP Trust	(7,232)	(1,248)
Redeemable common stock sold to ESOP Trust	5,115	3,377

Net cash (used in) provided by financing activities	(6,160)	18,980
Net decrease in cash and cash equivalents	(16,287)	(8,506)
Cash and cash equivalents at beginning of period	16,287	11,684

Cash and cash equivalents at end of period	$—	$3,178

Supplemental disclosure of cash flow information:
Cash paid for interest	$23,397	$28,291
Cash paid for taxes	(51)	11
Non-cash financing activities:
Common stock issued to ESOP Trust in satisfaction of employer contribution liability	$5,252	$5,043

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

Alion is a for-profit S-Corporation formed in October 2001 to purchase substantially all of the assets and certain liabilities of IIT Research Institute (IITRI), a not-for-profit corporation controlled by Illinois Institute of Technology (IIT). In December 2002, Alion acquired substantially all of IITRI’s assets and liabilities except for its Life Sciences Operation, for $127.3 million. Prior to that, the Company’s activities were organizational in nature.

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Alion recognizes revenue on cost-reimbursement contracts as it incurs costs and includes estimated fees earned. The Company recognizes time-and-material contract revenue at negotiated, fixed, contractually billable rates as it delivers labor hours and incurs other direct expenses. Alion uses various performance measures under the percentage of completion method to recognize revenue for fixed-price contract revenue. Estimating contract costs at completion and recognizing revenue appropriately involve significant management estimates. Actual costs may differ from estimated costs and affect estimated profitability and timing of revenue recognition. From time to time, facts develop that require the Company to revise its estimated total costs or expected revenues. The Company records the cumulative effect of revised estimates in the period in which the facts requiring revised estimates become known. Alion recognizes the full amount of anticipated losses on any type of contract in the period in which the loss becomes known. The cumulative effects of revised estimates were immaterial to the Company’s financial performance for each of the fiscal 2008 periods presented. The Company recognized approximately $1.3 million for anticipated and actual losses in the current fiscal year (approximately $503 thousand in the current quarter) for cost overruns on fixed price contracts and revised contract estimates.

Contracts with federal departments and agencies are subject to periodic funding. A customer may fully fund a contract at inception or fund it periodically as services are provided. If contract funding is not probable, the Company defers revenue recognition until realization is probable.

Federal government contract costs are subject to government audit and to adjustment through negotiations between Alion and government representatives. The federal government considers Alion a major contractor and maintains an office on site to perform various audits. The government has audited the Company’s government contract indirect costs through fiscal year 2004. The Company has negotiated and settled its indirect rates through fiscal year 2004 with no material adverse effect on its results of operations or cash flows. Alion has submitted its incurred cost proposals to the government for all subsequent fiscal years. The Company has recorded federal government contract revenue in amounts it expects to realize.

Alion recognizes revenue on unpriced change orders as it incurs expenses and only to the extent it is probable it will recover such costs. The Company recognizes revenue in excess of costs on unpriced change orders only when management can also estimate beyond a reasonable doubt the amount of excess and experience provides a sufficient basis for recognition. Alion recognizes revenue on claims as expenses are incurred only to the extent it is probable it will recover such costs and can reliably estimate the amount it will recover.

Alion generates software revenue from licensing software and providing services. In general, professional services are essential to the functionality of the solution sold and the Company recognizes revenue using the percentage of completion method, as prescribed by AICPA SOP 81-1, Accounting for Performance on Construction-Type and Certain Production-Type Contracts.

Income Taxes

Alion is an S-corporation under the provisions of the Internal Revenue Code of 1986, as amended (the IRC). For federal and certain state income tax purposes, the Company is not subject to tax on its income. Alion’s income is allocated to its sole shareholder, the Alion Science and Technology Corporation Employee Ownership, Savings and Investment Trust (the ESOP Trust). Alion may be subject to state income taxes in those states that do not recognize S corporations. The Company is subject to franchise and business taxes. All of Alion’s wholly-owned operating subsidiaries are qualified subchapter S or disregarded entities which are included in the Company’s consolidated federal income tax returns. Alion’s Canadian subsidiary is subject to income taxation in Canada at the federal and provincial level.

Cash and Cash Equivalents

The Company considers cash in banks, and deposits with financial institutions with maturities of three months or less at time of purchase which it can liquidate without prior notice or penalty, to be cash and cash equivalents.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable and Billings in Excess of Revenue Earned

Accounts receivable include billed accounts receivable, amounts currently billable and estimated revenue in excess of billings on uncompleted contracts representing accumulated expenses and fees that were not billed or are not currently billable as of the date of the consolidated balance sheet. Revenue in excess of billings is stated at estimated realizable value. Unbilled accounts receivable include revenue recognized for customer-requested work performed by Alion on new and existing contracts for which the Company had not received contracts or contract modifications. The allowance for doubtful accounts is Alion’s best estimate of probable losses in existing billed and unbilled accounts receivable. The Company uses specific identification and age-based historical write-off experience to estimate the allowance. Billings in excess of revenue earned represent amounts received from or billed to customers in excess of revenue recognized to date.

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

Goodwill and Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Alion is required to review goodwill at least annually for impairment or, more frequently if events and circumstances indicate goodwill might be impaired. The Company performs its annual review at the end of each fiscal year. Alion is required to recognize an impairment loss to the extent that its goodwill carrying amount exceeds fair value. Evaluating any impairment to goodwill involves significant management estimates. To date, these annual reviews have resulted in no adjustments.

The Company operates in one segment and tests goodwill at the reporting unit level. Management identifies reporting units based on the guidance in paragraphs 30-36 of SFAS 142, consistent with Alion’s organizational structure and availability of discrete financial information. The Company employs a reasonable, supportable and consistent method to assign goodwill to reporting units expected to benefit from the synergies arising from acquisitions. Alion determines reporting unit goodwill in a manner similar to the way it determines goodwill in a purchase allocation by using fair value to determine reporting unit “purchase price”, assets, liabilities and goodwill. The Company’s reporting units remained consistent in structure for all periods presented. From September 2007 to September 2008, goodwill increased by approximately $2.9 million for contingent consideration recognized for earlier acquisitions. There were no changes to goodwill in the six months ended March 31, 2009. The Company allocated changes in goodwill carrying value to reporting units based on acquisitions attributable to each unit’s current structure.

The Company performs a discounted cash flow analysis to estimate the enterprise fair value of Alion and its reporting units and the fair value of reporting unit goodwill in order to test goodwill for potential impairment. Alion’s cash flow analysis depends on several significant management inputs and assumptions. Management uses rates and assumptions generally consistent with those used by the independent third party to prepare the valuation report for the ESOP Trustee. The Company performs its own independent analysis to determine whether goodwill is potentially impaired.

Management’s cash flow analysis includes the following significant inputs and assumptions: estimated future revenue and revenue growth; estimated future operating margins and EBITDA; observable market multiples for

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

guideline companies; and a discount rate based on Alion’s weighted average cost of capital. Changes in one or more of these inputs could materially alter the calculation of Alion’s enterprise fair value and thus the Company’s determination of whether its goodwill is potentially impaired. Management includes EBITDA in its analysis in order to use publicly available valuation data. To confirm the reasonableness of the Company’s analysis, Management reviews the Company’s internally computed enterprise fair value and compares it to the results of the independent third party valuation prepared for the ESOP Trustee. Management allocates Alion’s estimated enterprise fair value to each reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, Business Combinations. Reporting unit residual fair value after this allocation is the implied fair value of reporting unit goodwill.

Management compares each reporting unit’s carrying amount to its estimated fair value. If a reporting unit’s carrying value exceeds its estimated fair value, the Company compares the reporting unit’s goodwill carrying amount with the corresponding implied fair value of its goodwill. If the carrying amount of reporting unit goodwill exceeds its fair value, the Company recognizes an impairment loss to the extent that carrying amount of goodwill exceeds implied fair value.

Alion completed its most recent goodwill impairment analysis in the fourth quarter of fiscal year 2008 and concluded no goodwill impairment existed as of September 30, 2008. There were no significant events in the six months ended March 31, 2009, that indicated impairment to goodwill as of March 31, 2009. Intangible assets are amortized as economic benefits are consumed over their estimated useful lives.

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

Redeemable Common Stock

There is no public market for Alion’s common stock and therefore no observable price for its equity, individually or in the aggregate. The ESOP Trust holds all the Company’s outstanding common stock. Under certain circumstances, ESOP beneficiaries can require the ESOP Trust to distribute the value of their beneficial interests. The ESOP Trustee can distribute cash or shares of Alion common stock. The IRC and ERISA require the Company to offer ESOP participants who receive Alion common stock a liquidity put right which requires the Company to purchase distributed shares at fair market value. Eventual redemption of shares of Alion common stock is outside the Company’s control; therefore, Alion classifies its outstanding shares of redeemable common stock as a liability.

At each reporting date Alion is required to increase or decrease the reported value of its outstanding common stock to reflect its estimated redemption value. Management estimates the value of this liability based on the most recent price at which the Company was able to sell shares to the ESOP Trust (current share price times total shares issued and outstanding). The ESOP Trustee retains an independent third party valuation firm to assist it in determining the fair market value (share price) at which the Trustee, consistent with its fiduciary responsibilities, may acquire or dispose of investments in Alion common stock. Management provides financial and other

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

information to the third party valuation firm for it to use in the report and recommendations it prepares for the ESOP Trustee. Management reviews the information that the valuation firm includes in its report for accuracy and consistency with the data provided by the Company. Alion’s Board of Directors reviews the valuation report and the share price selected by the ESOP Trustee.

Alion records changes in the reported value of its outstanding common stock through an offsetting charge or credit to accumulated deficit. The Company decreased its liability for redeemable common stock by approximately $20.4 million for the six months ended March 31, 2009. The accumulated deficit at March 31, 2009 included $89.2 million for changes in the Company’s share redemption liability. Outstanding redeemable common stock had an aggregate fair value of approximately $180.6 million as of March 31, 2009.

Concentration of Credit Risk

Alion is subject to credit risk for its cash equivalents and accounts receivable. The Company believes the high credit quality of its cash equivalent investments limits its credit risk with respect to such investments. Alion believes its concentration of credit risk with respect to accounts receivable is limited as the receivables are principally due from the federal government.

Fair Value of Financial Instruments

The carrying amount of cash, cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments. Alion uses an option pricing model to estimate the fair value of its redeemable common stock warrants. The value of the warrants depends in part on the fair value price per share of Alion common stock which management estimates based on the most recent price at which the Company was able to sell shares of common stock to the ESOP Trust. It is impracticable for the Company to estimate the fair value of its subordinated debt because the only market for financial instruments with similar terms consists of principal to principal transactions. The Company carries this instrument at amortized cost.

Recently Issued Accounting Pronouncements

In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” and in April 2009, issued FASB Staff Position (FSP) FAS 141-R(1) effective for fiscal years beginning after December 15, 2008 (collectively SFAS 141-R). The new standard is based on a fair value model and requires an acquirer to measure all assets acquired and liabilities assumed at their respective fair values at the date of acquisition. This includes measuring noncontrolling (minority) interests at fair value. SFAS 141R establishes principles and requirements for recognizing and measuring goodwill arising from a business combination, and any gain from a bargain purchase. SFAS 141R establishes new disclosure standards and significantly alters the accounting for in-process research and development and restructuring costs. It requires expensing of acquisition-related costs as incurred. Transactions consummated after the effective date of SFAS 141R apply the new standard prospectively. Existing guidance in SFAS 141 applies to business combinations consummated prior to the effective date of SFAS 141R.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” (SFAS 160) which amends Accounting Research Bulletin No. 51 and provides accounting and reporting standards for noncontrolling (minority) interests in a subsidiary and deconsolidation of a subsidiary. SFAS 160 requires noncontrolling interests to be presented separately within equity in the consolidated statement of financial position. Consolidated net income attributable to the parent and noncontrolling interests are to be separately presented on the face of the statement of operations. A change in ownership that does not affect control of a subsidiary is to be accounted for as an equity transaction. A change in ownership that affects control results in recognition of a gain or loss and re-measurement at fair value of any remaining noncontrolling interest. Because SFAS 160 requires that a noncontrolling interest continue to be attributed to its share of losses, a noncontrolling interest could have a negative carrying balance.

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

(3)	Employee Stock Ownership Plan (ESOP) and ESOP Trust

In December 2001, the Company adopted the Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan (the Plan) and the ESOP Trust. The Plan, a tax qualified retirement plan, includes ESOP and non-ESOP components. In August 2005, the Internal Revenue Service (IRS) issued a determination letter that the ESOP Trust and the Plan, as amended through the Plan’s Ninth Amendment, qualify under Sections 401(a) and 501(a) of the Internal Revenue Code of 1986 as amended (the IRC). In January 2007, Alion amended and restated the Plan effective as of October 1, 2006, and filed a determination letter request with the IRS. In July and September 2007, the Company adopted the first and second amendments to the amended and restated Plan. In August 2008, Alion amended the Trust Agreement between the Company and the ESOP Trust. Alion believes that the Plan and the ESOP Trust have been designed and are being operated in compliance with the applicable IRC requirements.

(4)	Postretirement Benefits

Alion sponsors a medical benefits plan providing medical, dental, and vision coverage to eligible former employees who met certain age and service requirements and retired by December 31, 2007. Alion is self-insured with a stop-loss limit under an insurance agreement. The plan provides benefits until age 65 and beginning January 2009 requires employees to pay 100% of expected health care premiums. A small, closed group of employees eligible for coverage after age 65 contributes a smaller fixed share of their health care premiums. Fiscal 2009 retiree contributions are estimated to be approximately $426 thousand. There were no plan assets as of March 31, 2009 or September 30, 2008. Alion uses a September 30 measurement date. At the September 30, 2008 measurement date, the Company recognized a $36 thousand charge to other comprehensive income for the excess of its accrued postretirement benefit obligation over its accrued postretirement benefit cost.

(5)	Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding excluding the impact of warrants as this impact would be anti-dilutive for all periods presented. The Company had 1,630,437 warrants outstanding for all periods presented for 2009 and 1,080,437 warrants outstanding for all periods presented for 2008.

(6)	Redeemable Common Stock Owned by ESOP Trust

The ESOP Trust owns all of the Company’s issued and outstanding common stock, for the benefit of current and former employee participants in the Alion KSOP. Participants and beneficiaries are entitled to a distribution of the fair value of their vested ESOP account balance upon death, disability, retirement or termination of employment. The Plan permits distributions to be paid over a five year period commencing the year after a participant’s retirement at age 65, death or disability. Alion can delay distributions to other terminating participants for five years before commencing payment over a subsequent five year period.

The Company can choose whether to distribute cash or shares of Alion common stock. If Alion distributes common stock to a participant or beneficiary, the IRC and ERISA require that it provide a put option to permit a recipient to sell the stock to the Company at the estimated fair value price per share based on the most recent price at which the Company was able to sell shares to the ESOP Trust ($34.30 at March 31, 2009 and $38.35 at September 30, 2008). The ESOP Trustee retains an independent third party valuation firm to assist it in determining the fair market value (share price) at which the Trustee, consistent with its fiduciary responsibilities, may acquire or dispose of investments in Alion common stock. Alion’s Board of Directors reviews the valuation report and the

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

share price selected by the ESOP Trustee. Management uses this price to estimate the aggregate fair market value of Alion’s liability for its redeemable common stock owned by the ESOP Trust (current share price times total shares issued and outstanding). Certain participants who beneficially acquired shares of Alion common stock on December 20, 2002, have the right to sell such shares distributed from their accounts at the greater of the then current estimated fair value per share or the original $10.00 purchase price.

Although the Company and the ESOP retain the right to delay distributions consistent with the terms of the Plan, and to control the circumstances of future distributions, eventual redemption of shares of Alion common stock is deemed to be outside the Company’s control.

(7)	Accounts Receivable

Accounts receivable at March 31, 2009 and September 30, 2008 consisted of the following:

	March 31,	September 30,
	2009	2008
	(In thousands)

Billed receivables	$116,903	$99,794
Unbilled receivables:
Amounts currently billable	27,071	37,883
Revenues recorded in excess of milestone billings on fixed price contracts	3,621	2,651
Revenues recorded in excess of estimated contract value or funding	26,782	18,925
Retainages and other amounts billable upon contract completion	13,509	13,160
Allowance for doubtful accounts	(4,123)	(3,962)

Total Accounts Receivable	$183,763	$168,451

Revenue recorded in excess of milestone billings on fixed price contracts is not yet contractually billable. Amounts currently billable consist principally of amounts to be billed within the next year. Any remaining unbilled balance including retainage is billable upon contract completion or completion of Defense Contract Audit Agency audits. Revenue recorded in excess of contract value or funding is billable upon receipt of contractual amendments or other modifications. Contract revenue recognized in excess of billings totaled approximately $71.0 million as of March 31, 2009 and included approximately $26.8 million for customer-requested work for which the Company had not received contracts or contract modifications. In keeping with industry practice, Alion classifies all contract-related accounts receivable as current assets based on contractual operating cycles which frequently exceed one year. Unbilled receivables are expected to be billed and collected within one year except for $13.5 million at March 31, 2009.

(8)	Property, Plant and Equipment

	March 31,	September 30,
	2009	2008
	(In thousands)

Leasehold improvements	$9,698	$9,451
Equipment and software	32,222	31,393

Total cost	41,920	40,844
Less: accumulated depreciation and amortization	(25,096)	(22,243)

Net Property, Plant and Equipment	$16,824	$18,601

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation and leasehold amortization expense for fixed assets was approximately $1.5 million and $1.7 million for the quarters ended March 31, 2009 and 2008 and $2.9 and $3.0 million for the six months ended March 31, 2009 and 2008.

(9)	Goodwill and Intangible Assets

As of March 31, 2009, Alion recorded approximately $398.9 million in goodwill. There were no changes in the goodwill carrying amount during the six months ended March 31, 2009.

Intangible assets consist primarily of contracts purchased from Anteon Corporation and obtained through the JJMA, BMH, WCI and MA&D acquisitions. Intangible assets as of March 31, 2009 and September 30, 2008 are as follows.

	March 31, 2009				September 30, 2008
				Weighted				Weighted
				Average				Average
				Remaining				Remaining
		Accumulated		Amortization		Accumulated		Amortization
	Gross	Amortization	Net	Period	Gross	Amortization	Net	Period

Purchased contracts	$111,635	$(77,825)	$33,810	6.1 yrs	$111,635	$(71,410)	$40,225	6.3 yrs
Internal use software and engineering designs	2,155	(1,374)	781	2.7 yrs	2,155	(1,178)	977	2.9 yrs
Non-compete agreements	725	(692)	33	1.6 yrs	725	(679)	46	1.8 yrs

Total	$114,515	$(79,891)	$34,624	6.0 yrs	$114,515	$(73,267)	$41,248	6.0 yrs

Amortization expense was approximately $3.2 million and $3.7 million for the quarters ended March 31, 2009 and 2008 and $6.6 million and $7.4 million for the six months ended March 31, 2009 and 2008. Estimated aggregate amortization expense for the next five years and thereafter is as follows.

(In thousands)

For the remaining six months:
2009	$5,943
For the year ending September 30:
2010	10,985
2011	6,843
2012	5,767
2013	3,246
2014	879
Thereafter	961

$34,624

(10)	Long-Term Debt

Term B Senior Credit Facility

In December 2002, Alion entered into various debt agreements including a subordinated note and warrant agreement. In August 2004, Alion entered into a Term B senior secured credit facility (Senior Credit Facility) with a syndicate of financial institutions led by Credit Suisse which serves as arranger, administrative agent and collateral agent. Bank of America is syndication agent. The Senior Credit Facility includes a senior term loan (Senior Term Loan) and a revolving credit facility (Revolver). It has been amended several times to increase Senior Term Loan principal to approximately $237.8 million, extend Senior Term Loan maturity to February 2013 and increase the

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revolver to $50 million. The Senior Credit Facility includes a $110 million uncommitted incremental “accordion” facility that imposes a leverage-based test for future loans.

In September 2008, certain financial covenants and other terms changed. Amended covenants provide Alion greater flexibility through fiscal 2009. Interest rates increased to a minimum 3.50% Eurodollar rate plus 600 basis points, and a minimum 4.50% alternate base rate plus 500 basis points. The Senior Term Loan interest rate spread will increase if the Company refinances, replaces or extends the maturity of its existing Revolver and the new interest rate spread is more than 50 basis points higher than the then-current interest rate spread. The Senior Term Loan spread will increase by the difference in the new revolver’s higher interest rate spread less 50 basis points. Alion must use all (formerly half) of excess annual cash flow to prepay Senior Term Loan principal. The Company must meet certain conditions before it may pay the CEO or COO for previously awarded shares of phantom stock. Subject to certain conditions, Alion may incur additional second lien debt.

Interest and Fees.  The Senior Term Loan and Revolver can each bear interest at either of the floating rates discussed above. The Senior Term Loan is at the Eurodollar rate and the Revolver is at the alternate base rate based on Credit Suisse’s prime rate. As of September 30, 2008, the minimum interest rate on both the Revolver and the Senior Term Loan is 9.50% for Eurodollar and alternate base rate loans, and no longer depends on the Company’s leverage ratio. Through September 2008, the Senior Term Loan Eurodollar rate was 5.49% and the Revolver alternate base rate was 6.75%.

Other Fees and Expenses.  Each quarter, Alion is required to pay a 50 basis point per year commitment fee on the prior quarter’s daily, unused Revolver and Senior Term Loan commitment balances. As of March 31, 2009, only $8.0 million was outstanding on the Revolver. The Company borrowed $4.7 million with an additional $3.3 million allocated to outstanding letters of credit. The Senior Term Loan was fully utilized. For the quarter ended March 31, 2009, the Company paid no Term Loan commitment fee and approximately $38 thousand in fees for the Revolver.

Alion is required to pay issuance and administrative fees, and a fronting fee of up to 25 basis points for each letter of credit issued under the Revolver. Each quarter, Alion is required to pay interest in arrears at the Revolver rate for all outstanding letters of credit. The Company is also required to pay an annual agent’s fee under the Senior Credit Facility.

Financial Covenants.  As of March 31, 2009, the Company was in compliance with Senior Credit Facility financial covenants.

Senior Unsecured Notes

In February 2007, the Company issued and sold $250.0 million of private 10.25% senior unsecured notes due February 2015 (Senior Unsecured Notes) to Credit Suisse, which informed Alion it had resold most of the notes to qualified institutional buyers. In June 2007, Alion exchanged the private Senior Unsecured Notes for publicly tradable Senior Unsecured Notes with the same terms.

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Payable

Interest Payable consisted of the following balances:

	March 31,	September 30,
	2009	2008
	(In thousands)

Senior Unsecured Notes	$4,271	$4,271
Senior Term Loan	3,880	2,272
Subordinated Note Payable	870	—

Total	$9,021	$6,543

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

Up to and including December 2008, interest on the Subordinated Note was payable quarterly in arrears by issuing paid-in-kind (PIK) notes maturing at the same time as the Subordinated Note. The interest rate was 6.0% from December 2002 through December 2006; approximately 6.4% from December 2006 to December 2007; and approximately 6.7% from December 2007 to December 2008. Beginning December 2008, interest is still payable quarterly in arrears, 6% in cash and 10% in PIK notes due August 2013. Existing and future PIK notes defer related cash interest expense on the Subordinated Note. Over the term of the Subordinated Note, Alion expects to issue approximately $41.4 million in PIK notes. In addition to the principal payments required each November from 2008 through 2011, Alion is required to pay a total of $70.3 million in principal and PIK notes in August 2013.

As of March 31, 2009, the remaining fiscal year principal repayments (at face amount before debt discount) for outstanding indebtedness are as follows:

	2009	2010	2011	2012	2013	2014	2015	Total
	(In thousands)

Senior Term Loan(1)	$1,216	$2,433	$2,433	$2,433	$229,297	$—	$—	$237,812
Senior Unsecured Notes(2)	—	—	—	—	—	—	250,000	250,000
Subordinated Seller Note(3)	—	3,000	3,000	2,000	70,311	—	—	78,311

Total Principal Payments	$1,216	$5,433	$5,433	$4,433	$299,608	$—	$250,000	$566,123

(1)	The table does not include any Senior Credit Facility principal pre-payments. The timing and amounts of such payments are uncertain. The total on the face of the balance sheet for the Senior Term Loan includes approximately $237.8 million in principal and $5.9 million in unamortized debt issue costs as of March 31, 2009. Debt issue costs for the original loan and subsequent modifications totaled $12.5 million. The Company anticipates it will need to refinance the Senior Credit Facility before it matures.

(2)	The Senior Unsecured Notes on the face of the balance sheet include $250 million in principal and $5.2 million in unamortized debt issue costs as of March 31, 2009 (originally $7.1 million).

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	The Subordinated Note on the face of the balance sheet includes approximately $11.9 million of unamortized original issue discount for the fair value of the detachable warrants Alion issued in December 2002 and the warrants Alion issued for the September 2008 amendment. The first set of warrants had an initial fair value of approximately $7.1 million. The amendment to the first set of warrants had an initial fair value of $1.3 million and the additional warrants had an initial fair value of approximately $9.0 million. The Company recognized original issue discount for the fair value of the warrants in accordance with Emerging Issues Task Force Issue 00-19 Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock.

(11)	Fair Value Measurement

The Company adopted SFAS 157, as amended by FSP 157-1, FSP 157-2, and FSP 157-3 (together referred to as SFAS 157), on October 1, 2008, for all financial assets and liabilities recognized or disclosed at fair value in the financial statements on a recurring basis or on a nonrecurring basis during the reporting period. While the Company adopted the provisions of SFAS 157 for nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a recurring basis, no such assets or liabilities exist at the balance sheet date. The Company, in accordance with FSP 157-2, delayed implementation of SFAS 157 for all nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company intends to adopt FSP SFAS 157-2 in fiscal year 2010. The Company does not expect adopting FSP SFAS 157-2 will materially affect its consolidated financial statements or results of operations. Nonfinancial assets and liabilities measured on a nonrecurring basis on the Company’s balance sheet include items such as goodwill and long lived assets that are measured at fair value resulting from an impairment charge, if deemed necessary.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a fair value hierarchy and a framework which requires categorizing assets and liabilities into one of three levels based on the assumptions (inputs) used in valuing the asset or liability. Level 1 provides the most reliable measure of fair value, while Level 3 generally requires significant management judgment. Level 1 inputs are unadjusted, quoted market prices in active markets for identical assets or liabilities. Level 2 inputs are observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets. Level 3 inputs include unobservable inputs that are supported by little, infrequent, or no market activity and reflect management’s own assumptions about inputs used in pricing the asset or liability. The Company uses the following valuation techniques to measure fair value.

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

Level 3 consists of unobservable inputs. The Company’s warrants are classified as a Level 3 liability. Assets and liabilities are considered Level 3 when their fair value inputs are unobservable or not available, including situations involving limited market activity, where determination of fair value requires significant judgment or estimation. At March 31, 2009, the Company measured outstanding warrants at fair value based on the underlying estimated fair value of a share of Alion common stock as of March 31, 2009 the valuation most recently performed for the ESOP Trustee and approved by the Board of Directors ($34.30 per share), a risk-free U.S. Treasury interest rate for a comparable investment period (1.53%) and 38% equity volatility factor based on the historical volatility of the common stock of publicly-traded companies considered to be comparable to Alion. Valuations techniques utilized in the fair value measurement of assets and liabilities presented on the Company’s balance sheet were unchanged from previous practice during the reporting period.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis as of March, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Level 1	Level 2	Level 3

Liabilities:

Redeemable common stock warrants	$—	$—	$(33,098)

The table below provides a summary of the changes in fair value of all financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended March 31, 2009.

	Quarter Ended	Six Months Ended
	March 31, 2009	March 31, 2009
	Redeemable Common
	Stock Warrants

Balance, beginning of period	$(38,542)	$(39,996)
Total realized and unrealized gains and (losses)
Included in interest expense	5,444	6,898
Included in other comprehensive income (loss)	—	—
Issuances and settlements	—	—
Transfers in (out)	—	—

Balance, end of period	$(33,098)	$(33,098)

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

In January 2008, Alion executed an interest rate swap with one of its lenders to convert floating rate interest payable on a portion of its Senior Term Loan to a fixed rate, and to adjust timing of some Senior Term Loan net interest payments. The swap agreement notional principal was $240 million. The swap expired in November 2008. The Company made its final semi-annual interest payment November 1, 2008. Alion received quarterly floating rate interest payments in February and May at 7.32% and in August and November 2008 at 5.49%. Alion paid interest semi-annually in May and November 2008 at 6.52%. All swap payments were net cash settled.

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

In August 2008, Alion issued an additional 550,000 redeemable common stock warrants at an exercise price of $36.95 per share. The Company issued the second set of warrants to IIT in connection with the Subordinated Note amendment. The December 2002 warrants are currently exercisable and the August 2008 warrants are exercisable as of April 2009 at the then current fair value per share of Alion common stock, less the exercise price. Both sets of

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

warrants expire September 5, 2013. The Company recognized approximately $10.3 million in debt issue costs for the fair value of the September 2008 warrants and the amendment to the December 2002 warrants.

Alion has classified the warrants as debt instruments and not as equity, in accordance with Emerging Issues Task Force Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’ Own Stock. The Company recognizes interest expense for changes in the fair value of the warrants which had an aggregate estimated fair value of $33.1 million as of March 31, 2009.

(14)	Leases

Future minimum lease payments under non-cancelable operating leases for buildings, equipment and automobiles at March 31, 2009 are set out below. Under these operating leases, Alion subleased some excess capacity to subtenants under non-cancelable operating leases. In connection with certain acquisitions, Alion assumed operating leases at above-market rates; recorded loss accruals of approximately $4.9 million based on the estimated fair value of the lease liabilities assumed; and is amortizing these amounts over the lease terms. The remaining unamortized loss related to these acquisitions was $0.5 million at March 31, 2009. In connection with an acquisition, Alion also acquired a related sublease pursuant to which it receives above-market rates. Based on the estimated fair value of the sublease, Alion recognized an asset of $586 thousand which is being amortized over the lease term. The remaining asset value was $20 thousand at March 31, 2009.

Lease Payments for Fiscal Years Ending	(In thousands)

2009 (for the remainder of fiscal year)	$12,644
2010	22,720
2011	20,565
2012	16,656
2013	15,491
2014	8,942
And thereafter	28,459

Gross lease payments	$125,477
Less: non-cancelable subtenant receipts	(5,292)

Net lease payments	$120,185

Composition of Total Rent Expense

	March 31,
	2009	2008
	(In thousands)

Minimum rentals	$12,821	$12,365
Less: Sublease rental income	(1,484)	(1,755)

Total rent expense, net	$11,337	$10,610

(15)	Long Term Incentive Compensation Plan

In December 2008, Alion adopted a long-term incentive compensation plan to provide cash compensation to certain executives. Grants under the plan to individuals contain specific financial and other performance goals and vest over varying time periods. Some grants are for a fixed amount; others contain provisions that provide for a range of compensation from a minimum of 50% to a maximum of 150% of an initial grant amount. The Company periodically evaluates the probability of individuals meeting the financial and other performance goals in grant agreements. Management estimates long term incentive compensation expense based on the stated amounts of outstanding grants, estimated probability of achieving stated performance goals and estimated probable future grant value. The Company recognized long term incentive compensation expense of $924 thousand in the second quarter of fiscal 2009 and $1.8 million year to date.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(16)	Stock Appreciation Rights

As of March 31, 2009, Alion had granted 1,492,950 SARs to directors and employees under the 2002 and 2004 SAR Plans. For the quarter ended March 31, 2009, the Company recognized a credit to compensation expense of approximately $1.2 million. Compensation expense for the SAR plans was $673 thousand for the quarter ended March 31, 2008. For the six months ended March 31, 2009, the Company recognized a credit to compensation expense of approximately $1.1 million. Compensation expense for the SAR plans was $1.2 million for the six months ended March 31, 2008.

The table below sets out the disclosures and the assumptions used to value a share of Alion common stock and the Company’s grants of stock appreciation rights as of March 31, 2009 and September 30, 2008. For grants issued prior to October 1, 2006, the Company uses the intrinsic value method to recognize compensation expense. For grants issued on or after October 1, 2006, Alion uses a Black-Scholes-Merton option pricing model to recognize compensation expense pursuant to SFAS 123(R) Share-Based Payment. Alion uses the fair market value of a share of its common stock to recognize expense for all grants; therefore no additional disclosures are required for these grants. There is no established public trading market for Alion’s common stock. The Trust is the only holder of Alion common stock. Management estimates the value of a share of common stock-based on the most recent price at which the Company was able to sell shares to the ESOP Trust. The ESOP Trustee retains an independent third party valuation firm to assist it in determining the fair market value (share price) at which the Trustee, consistent with its fiduciary responsibilities, may acquire or dispose of investments in Alion common stock. Alion’s Board of Directors reviews the valuation report and the share price selected by the ESOP Trustee. Management uses this price to estimate the aggregate fair market value of Alion’s liability for stock appreciation rights. Alion does not expect to pay any dividends on its common stock. The terms of the Senior Credit Facility, the Indenture and the Subordinated Note limit payment of dividends. The Company currently intends to retain future earnings, if any, for use in the operation of its business.

Stock-based Compensation Disclosures per FAS 123 and FAS 123R
Stock Appreciation Rights
As of March 31, 2009

	Shares
	Granted to	Exercise	Outstanding	Outstanding				Vested	Exercisable
Date of Grant	Employees	Price	at 9/30/08	at 3/31/09	Forfeited	Exercised	Expired	at 3/31/09	at 3/31/09

November 2003	129,550	$14.71	68,335	14,435	540	53,360	—	14,435	—
February 2004	2,000	$14.71	2,000	2,000	—	—	—	2,000	—
February 2005	165,000	$19.94	89,162	82,663	2,412	4,088	—	82,663	—
March 2005	2,000	$19.94	2,000	2,000	—	—	—	2,000	—
April 2005	33,000	$29.81	20,250	20,250	—	—	—	13,500	—
June 2005	2,000	$29.81	2,000	2,000	—	—	—	1,500	—
December 2005	276,675	$35.89	203,774	190,671	7,458	5,645	—	144,743	—
February 2006	13,000	$35.89	7,750	7,750	—	—	—	5,813	—
February 2006	7,500	$35.89	3,750	2,500	625	625	—	1,875	—
May 2006	7,000	$37.06	6,000	6,000	—	—	—	3,000	—
July 2006	15,000	$37.06	10,500	10,000	—	500	—	5,500	—
October 2006	2,500	$41.02	2,500	2,500	—	—	—	1,250	—
December 2006	238,350	$41.02	201,083	183,183	13,287	4,613	—	93,073	—
February 2007	33,450	$41.02	24,700	22,575	1,375	750	—	11,600	—
May 2007	2,000	$43.37	2,000	2,000	—	—	—	500	—
September 2007	2,000	$43.37	2,000	2,000	—	—	—	500	—
December 2007	232,385	$40.05	210,310	200,389	9,922	—	—	51,184	—
April 2008	2,000	$41.00	2,000	2,000	—	—	—	—	—
September 2008	2,000	$41.00	2,000	2,000	—	—	—	—	—
December 2008	203,250	$38.35	—	198,850	4,400	—	—	—	—

Total	1,370,660		862,114	955,765	40,019	69,580	—	434,634	—

Wtd Avg Exercise Price	$33.91		$34.77	$36.55	$37.82	$19.11	$—	$33.55	$—

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based Compensation Disclosures per FAS 123 and 123R
Stock Appreciation Rights
As of March 31, 2009

	Risk Free			Remaining Life
Date of Grant	Interest Rate	Volatility	Expected Life	(Months)

November 2003	4.06% - 4.49%	60%	5 yrs	0.0
February 2004	4.06% - 4.49%	60%	5 yrs	0.0
February 2005	3.10% - 3.60%	45%	4 yrs	0.0
March 2005	3.10% - 3.60%	45%	4 yrs	0.0
April 2005	4.10% - 4.20%	45%	4 yrs	0.0
June 2005	4.10% - 4.20%	45%	4 yrs	2.2
December 2005	4.20% - 4.20%	40%	4 yrs	8.7
February 2006	4.20% - 4.20%	40%	4 yrs	10.4
February 2006	4.20% - 4.20%	40%	4 yrs	10.8
May 2006	4.82% - 4.83%	35%	4 yrs	13.6
July 2006	4.82% - 4.83%	35%	4 yrs	15.0
October 2006	4.82% - 4.83%	35%	4 yrs	18.8
December 2006	4.54% - 4.58%	35%	4 yrs	20.7
February 2007	4.54% - 4.58%	35%	4 yrs	22.8
May 2007	4.54% - 4.58%	35%	4 yrs	25.6
September 2007	4.54% - 4.54%	35%	4 yrs	29.1
December 2007	4.23% - 4.23%	35%	4 yrs	32.8
April 2008	4.23% - 4.23%	35%	4 yrs	36.9
September 2008	4.23% - 4.23%	35%	4 yrs	41.5
December 2008	4.23% - 4.23%	35%	4 yrs	44.8
Wtd Avg Remaining Life (months)				23.1

(17)	Phantom Stock Plans

As of March 31, 2009, under the Initial Phantom Stock Plan, Alion had granted 223,685 shares of phantom stock. Under the Second Phantom Stock Plan, Alion had granted 340,312 shares of retention phantom stock and 213,215 shares of performance phantom stock. Under the Director Phantom Stock Plan, Alion had granted 20,779 shares of phantom stock. The Company recognized approximately $69 thousand and $1.6 million in phantom stock plan compensation expense for the quarters ended March 31, 2009 and 2008. For the six months ended March 31, 2009, the Company recognized a credit to compensation expense of approximately $4.6 million arising from forfeitures in the first quarter. Compensation expense for phantom stock plans was $3.1 million for the six months ended March 31, 2008.

The table below sets out the disclosures required by SFAS 123(R) and the assumptions used to value a share of Alion common stock and the Company’s grants of phantom stock as of March 31, 2009 and September 30, 2008. For grants issued prior to October 1, 2006, the Company uses the intrinsic value method to recognize stock-based compensation expense for its phantom stock plans. For grants issued on or after October 1, 2006, Alion uses a Black-Scholes-Merton option pricing model to recognize compensation expense pursuant to SFAS 123(R) Share-Based Payment. Alion uses the fair market value of a share of its common stock to recognize expense for all grants; therefore no additional disclosures are required for these grants. There is no established public trading market for Alion’s common stock. The ESOP Trust is the only holder of Alion common stock. Management estimates the value of a share of common stock-based on the most recent price at which the Company was able to sell shares to the ESOP Trust. The ESOP Trustee retains an independent third party valuation firm to assist it in determining the fair market value (share price) at which the

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Trustee, consistent with its fiduciary responsibilities, may acquire or dispose of investments in Alion common stock. Alion’s Board of Directors reviews the valuation report and the share price selected by the ESOP Trustee. Management uses this price to estimate the aggregate fair market value of Alion’s liability for outstanding phantom stock grants that remain subject to share price fluctuations. Certain vested grants have fixed values based on the share price in effect on the date on which such grants became fully vested. Alion does not expect to pay any dividends on its common stock.

Stock-based Compensation Disclosures per FAS 123 and FAS 123R
Phantom Stock
as of March 31, 2009

				Grant
	Shares	Shares	Total	Date
	Granted to	Granted to	Shares	Price	Outstanding	Outstanding				Vested	Exercisable
Date of Grant	Employees	Directors	Granted	per Share	at 9/30/08	at 3/31/09	Forfeited	Exercised	Expired	at 3/31/09	at 3/31/09

November 2003	52,685	—	52,685	$14.71	11,897	—	—	11,897	—	—	—
February 2005	213,215	—	213,215	$19.94	66,436	—	10,328	56,108	—	—	—
February 2005	98,399	—	98,399	$19.94	16,696	—	—	16,696	—	—	—
February 2005	5,015	—	5,015	$19.94	5,015	—	2,558	2,457	—	—	—
August 2005	2,960	—	2,960	$33.78	2,960	—	2,960	—	—	—	—
November 2005	66,592	—	66,592	$35.89	51,268	—	43,188	8,080	—	—	—
November 2005	—	7,808	7,808	$35.89	5,531	—	—	5,531	—	—	—
November 2005	55,726	—	55,726	$35.89	41,795	—	41,795	—	—	—	—
November 2006	—	5,978	5,978	$41.02	5,409	4,839	—	569	—	2,847	2,847
November 2006	65,456	—	65,456	$41.02	50,341	—	46,684	3,657	—	—	—
November 2007	—	6,993	6,993	$40.05	6,993	5,994	—	999	—	1,332	1,332
November 2007	42,447	—	42,447	$40.05	39,950	—	34,956	4,994	—	—	—
January 2008	2,497	—	2,497	$40.05	2,497	—	2,497	—	—	—	—
May 2008	1,220	—	1,220	$41.00	1,220	—	1,220	—	—	—	—

Total	606,212	20,779	626,991		308,006	10,833	186,186	110,988	—	4,179	4,179

Wtd Avg Grant Date Fair Value Price per Share	$26.58	$38.77	$26.98		$32.10	$40.48	$36.91	$23.22	—	$40.71	$40.71

Stock-based Compensation Disclosures per FAS 123 and FAS 123R
Phantom Stock
as of March 31, 2009

	Risk Free			Remaining Life
Date of Grant	Interest Rate	Volatility	Expected Life	(Months)

November 2003	4.06% - 4.49%	60%	5 yrs	0.0
February 2005	3.10% - 3.60%	45%	3 yrs	0.0
February 2005	3.10% - 3.60%	45%	3 yrs	0.0
February 2005	3.10% - 3.60%	45%	4 yrs	1.0
August 2005	3.72% - 3.77%	45%	3 yrs	0.0
November 2005	4.20% - 4.20%	40%	3 yrs	0.0
November 2005	4.20% - 4.20%	40%	3 yrs	0.0
November 2005	4.20% - 4.20%	40%	5 yrs	22.3
November 2006	4.54% - 4.58%	35%	3 yrs	10.4
November 2006	4.54% - 4.58%	35%	3 yrs	10.4
November 2007	4.23% - 4.23%	35%	3 yrs	22.4
November 2007	4.23% - 4.23%	35%	3 yrs	22.4
January 2008	4.23% - 4.23%	35%	3 yrs	24.4
May 2008	4.23% - 4.23%	35%	3 yrs	28.4
Wtd Avg Remaining Life (months)				17.0

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

Contract receivables from agencies of the federal government represented approximately $181.8 million, or 97.1%, and $226.1 million, or 94.0%, of accounts receivable for the quarters ended March 31, 2009 and 2008. Contract revenue from departments and agencies of the federal government represented approximately 96.3% and 92.0%, of total contract revenue during the six months ended March 31, 2009 and 2008.

(19)	Guarantor/Non-guarantor Condensed Consolidated Financial Information

Alion’s Senior Unsecured Notes are unsecured general obligations of the Company. Certain of Alion’s 100% owned domestic subsidiaries have jointly, severally, fully and unconditionally guaranteed the Senior Unsecured Notes. The following information presents condensed consolidating balance sheets as of March 31, 2009 and September 30, 2008, condensed consolidating statements of operations for the six months and quarters ended March 31, 2009 and 2008; and condensed consolidating statements of cash flows for the six months ended March 31, 2009 and 2008 of the parent company issuer, the guarantor subsidiaries and the non-guarantor subsidiaries. Investments include investments in subsidiaries held by the parent company issuer presented using the equity method of accounting.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet Information at March 31, 2009

		Guarantor	Non-Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	(In thousands)

Current assets:
Cash and cash equivalents	$8	$(3)	$(5)	$—	$—
Accounts receivable	174,722	3,424	5,617	—	183,763
Prepaid expenses and other current assets	4,187	116	69	—	4,372

Total current assets	178,917	3,537	5,681	—	188,135
Property, plant and equipment, net	16,690	67	67	—	16,824
Intangible assets, net	34,624	—	—	—	34,624
Goodwill	398,871	—	—	—	398,871
Investment in subsidiaries	13,509	—	—	(13,509)	—
Intercompany receivables	—	10,107	—	(10,107)	—
Other assets	6,010	13	—	—	6,023

Total assets	$648,621	$13,724	$5,748	$(23,616)	$644,477

Current liabilities:
Book cash overdraft	100	—	—	—	100
Interest payable	9,021	—	—	—	9,021
Current portion, Senior Term Loan payable	2,389	—	—	—	2,389
Current portion, subordinated note payable	3,000	—	—	—	3,000
Trade accounts payable	57,543	792	930	—	59,265
Accrued liabilities	36,903	971	561	—	38,435
Accrued payroll and related liabilities	38,526	600	468	—	39,594
Billings in excess of costs revenue earned	3,678	—	—	—	3,678

Total current liabilities	151,160	2,363	1,959	—	155,482
Intercompany payables	8,541	—	1,566	(10,107)	—
Notes payable to bank	4,720	—	—	—	4,720
Senior Term Loan payable, excluding current portion	229,536	—	—	—	229,536
Senior Unsecured Notes	244,798	—	—	—	244,798
Subordinated note payable	43,647	—	—	—	43,647
Accrued compensation, excluding current portion	4,482	—	—	—	4,482
Accrued postretirement benefit obligations	646	—	—	—	646
Non-current portion of lease obligations	6,407	56	19	—	6,482
Redeemable common stock warrants	33,098	—	—		33,098
Common stock of subsidiaries	—	2,799	1	(2,800)	—
Redeemable common stock	180,586	—	—	—	180,586
Accumulated other comprehensive loss	(36)	—	—	—	(36)
Accumulated surplus (deficit)	(258,964)	8,506	2,203	(10,709)	(258,964)

Total liabilities, redeemable common stock and accumulated deficit	$648,621	$13,724	$5,748	$(23,616)	$644,477

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet Information at September 30, 2008

		Guarantor	Non-Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	(In thousands)

Current assets:
Cash and cash equivalents	$16,392	$(62)	$(43)	$—	$16,287
Accounts receivable	161,519	3,872	3,060	—	168,451
Stock subscriptions receivable	2,669	—	—	—	2,669
Prepaid expenses and other current assets	3,024	47	64	—	3,135

Total current assets	183,604	3,857	3,081	—	190,542
Property, plant and equipment, net	18,419	97	85	—	18,601
Intangible assets, net	41,248	—	—	—	41,248
Goodwill	398,871	—	—	—	398,871
Investment in subsidiaries	10,831	—	—	(10,831)	—
Intercompany receivables	—	8,038	72	(8,110)	—
Other assets	6,668	16	—	—	6,684

Total assets	$659,641	$12,008	$3,238	$(18,941)	$655,946

Current liabilities:
Interest payable	$6,543	$—	$—	$—	$6,543
Interest rate swap liability	4,629	—	—	—	4,629
Current portion, Senior Term Loan payable	2,389	—	—	—	2,389
Current portion, subordinated note payable	3,000	—	—	—	3,000
Current portion, acquisition obligations	50	—	—	—	50
Trade accounts payable	55,933	467	765	—	57,164
Accrued liabilities	37,678	1,007	542	—	39,227
Accrued payroll and related liabilities	40,569	696	292	—	41,557
Billings in excess of revenue earned	2,708	—	—	—	2,708

Total current liabilities	153,498	2,170	1,599	—	157,267
Intercompany payables	7,543	—	567	(8,110)	—
Senior Term Loan payable, excluding current portion	229,831	—	—	—	229,831
Senior Unsecured Notes	244,355	—	—	—	244,355
Subordinated note payable	42,656	—	—	—	42,656
Accrued compensation, excluding current portion	11,305	—	—	—	11,305
Accrued postretirement benefit obligations	627	—	—	—	627
Non-current portion of lease obligations	6,181	62	17	—	6,260
Redeemable common stock warrants	39,996	—	—	—	39,996
Common stock of subsidiaries	—	2,799	1	(2,800)	—
Redeemable common stock	200,561	—	—	—	200,561
Accumulated other comprehensive loss	(36)	—	—	—	(36)
Accumulated surplus (deficit)	(276,876)	6,977	1,054	(8,031)	(276,876)

Total liabilities, redeemable common stock and accumulated deficit	$659,641	$12,008	$3,238	$(18,941)	$655,946

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations for the Three Months Ended March 31, 2009

		Guarantor	Non-Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	(In thousands)

Contract revenue	$186,153	$5,778	$3,498	$—	$195,429
Direct contract expense	142,650	3,866	2,619	—	149,135

Gross profit	43,503	1,912	879	—	46,294

Operating expenses:
Indirect contract expense	8,480	679	173	—	9,332
Research and development	78	—	—	—	78
General and administrative	13,162	243	21	—	13,426
Rental and occupancy expense	8,311	81	76	—	8,468
Depreciation and amortization	4,687	6	7	—	4,700

Total operating expenses	34,718	1,009	277	—	36,004

Operating income	8,785	903	602	—	10,290
Other income (expense):
Interest income	9	16	—	—	25
Interest expense	(10,244)	—	—	—	(10,244)
Other	(173)	89	(3)	—	(87)
Equity in net income (loss) of subsidiaries	1,607	—	—	(1,607)	—

Income (loss) before income Taxes	(16)	1,008	599	(1,607)	(16)
Income tax benefit	55	—	—	—	55

Net income (loss)	$39	$1,008	$599	$(1,607)	$39

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations for the Three Months Ended March 31, 2008

		Guarantor	Non-Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	(In thousands)

Contract revenue	$180,487	$6,422	$2,334	$—	$189,243
Direct contract expense	136,744	4,544	1,742	—	143,030

Gross profit	43,743	1,878	592	—	46,213

Operating expenses:
Indirect contract expense	9,932	984	160	—	11,076
Research and development	291	—	4	—	295
General and administrative	16,794	190	(19)	—	16,965
Rental and occupancy expense	7,634	27	81	—	7,742
Depreciation and amortization	5,278	52	3	—	5,333

Total operating expenses	39,929	1,253	229	—	41,411

Operating income (loss)	3,814	625	363	—	4,802
Other income (expense):
Interest income	117	—	—	—	117
Interest expense	(13,831)	—	—	—	(13,831)
Other	(954)	61	—	—	(893)
Equity in net income (loss) of subsidiaries	1,049	—	—	(1,049)	—

Total other income (expense)	(13,619)	61	—	(1,049)	(14,607)
Income/(Loss) before income taxes	(9,805)	686	363	(1,049)	(9,805)
Income tax benefit (expense)	—	—	—	—	—

Net income (loss)	$(9,805)	$686	$363	$(1,049)	$(9,805)

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations for the Six Months Ended March 31, 2009

		Guarantor	Non-Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	(In thousands)

Contract revenue	$366,117	$11,428	$6,680	$—	$384,225
Direct contract expense	281,370	8,034	5,053	—	294,457

Gross profit	84,747	3,394	1,627	—	89,768

Operating expenses:
Indirect contract expense	16,634	1,521	301	—	18,456
Research and development	147	—	—	—	147
General and administrative	23,224	354	21	—	23,599
Rental and occupancy expense	15,924	145	137	—	16,206
Depreciation and amortization	9,481	11	14	—	9,506

Total operating expenses	65,410	2,031	473	—	67,914

Operating income	19,337	1,363	1,154	—	21,854
Other income (expense):
Interest income	32	16	—	—	48
Interest expense	(24,332)	—	—	—	(24,332)
Other	(267)	150	(5)	—	(122)
Equity in net income (loss) of subsidiaries	2,678	—	—	(2,678)	—

Income (loss) before income Taxes	(2,552)	1,529	1,149	(2,678)	(2,552)
Income tax benefit	51	—	—	—	51

Net loss	$(2,501)	$1,529	$1,149	$(2,678)	$(2,501)

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations for the Six Months Ended March 31, 2008

		Guarantor	Non-Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	(In thousands)

Contract revenue	355,488	12,771	4,129	—	$372,388
Direct contract expense	271,313	9,093	3,006	—	283,412

Gross profit	84,175	3,678	1,123	—	88,976

Operating expenses:
Indirect contract expense	18,449	2,175	335	—	20,959
Research and development	452	—	4	—	456
General and administrative	32,251	454	1	—	32,706
Rental and occupancy expense	15,143	104	166	—	15,413
Depreciation and amortization	10,281	73	6	—	10,360

Total operating expenses	76,576	2,806	512	—	79,894

Operating income (loss)	7,599	872	611	—	9,082
Other income (expense):
Interest income	272	—	—	—	272
Interest expense	(27,107)	—	—	—	(27,107)
Other	(891)	145	(1)	—	(747)
Equity in net income (loss) of subsidiaries	1,627	—	—	(1,627)	—

Total other income (expenses)	(26,099)	145	(1)	(1,627)	(27,582)
Income/(Loss) before income taxes	(18,500)	1,017	610	(1,627)	(18,500)
Income tax expense	(11)	—	—	—	(11)

Net income (loss)	(18,511)	1,017	610	(1,627)	(18,511)

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows
Six Months Ended March 31, 2009

		Guarantor	Non-Guarantor
	Parent	Companies	Companies	Consolidated
	(In thousands)

Net cash (used in) provided by operating activities	$(8,959)	$40	$34	$(8,885)
Cash flows from investing activities:
Cash paid for acquisitions	(166)	—	—	(166)
Capital expenditures	(1,099)	19	4	(1,076)

Net cash (used in) provided by investing activities	(1,265)	19	4	(1,242)
Cash flows from financing activities:
Change in book overdraft	100	—	—	100
Cash (paid for) received from interest rate swap	(4,647)	—	—	(4,647)
Repayment of senior term loan payable	(1,216)	—	—	(1,216)
Repayment of subordinated note payable	(3,000)	—	—	(3,000)
Revolver borrowings	227,500	—	—	227,500
Revolver payments	(222,780)	—	—	(222,780)
Loan to ESOP Trust	(5,936)	—	—	(5,936)
ESOP Trust loan repayment	5,936	—	—	5,936
Purchase of common stock from ESOP Trust	(7,232)	—	—	(7,232)
Cash received from sale of common stock to ESOP Trust	(5,115)	—	—	(5,115)

Net cash used in financing activities	(6,160)	—	—	(6,160)
Net increase (decrease) in cash and cash equivalents	(16,384)	59	38	(16,287)
Cash and cash equivalents at beginning of period	16,392	(62)	(43)	16,287

Cash and cash equivalents at end of period	$8	$(3)	$(5)	$—

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows
Six Months Ended March 31, 2008

		Guarantor	Non-Guarantor
	Parent	Companies	Companies	Consolidated
	(In thousands)

Net cash (used in)/provided by operating activities	$(23,977)	$108	$77	$(23,792)
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(980)	—	—	(980)
Capital expenditures	(2,568)	(91)	(55)	(2,714)

Net cash used in investing activities	(3,548)	(91)	(55)	(3,694)
Cash flows from financing activities:
Cash received from interest rate swap	4,488	—	—	4,488
Repayment of senior term loan payable	(1,237)	—	—	(1,237)
Revolver borrowings	225,605	—	—	225,605
Revolver payments	(212,005)	—	—	(212,005)
Loan to ESOP Trust	(3,369)	—	—	(3,369)
ESOP Loan Repayment	3,369	—	—	3,369
Purchase of shares of common stock from ESOP Trust	(1,248)	—	—	(1,248)
Cash received from issuance of common stock to Trust	3,337	—	—	3,337

Net cash provided by financing activities	18,980	—	—	18,980
Net (decrease)/increase in cash and cash equivalents	(8,545)	17	22	(8,506)
Cash and cash equivalents at beginning of year	11,718	(33)	(1)	11,684

Cash and cash equivalents at end of year	$3,173	$(16)	$21	$3,178

(20)	Commitments and Contingencies

Earn-Out Commitments

Alion’s LogConGroup earn-out obligation continues through September 2013. The maximum possible earn-out is $900 thousand based on revenue from potential logistics contracts. In the three months ended March 31, 2009, Alion recognized no LogConGroup earn-out. Management believes realization of this earn-out will not have a material effect on Alion’s financial position, results of operations, or liquidity. No other acquisition related earn-out obligations remain. The Company paid no earn-outs in the quarter ended March 31, 2009.

Legal Proceedings

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect upon the Company’s business, financial position, operating results or ability to meet its financial obligations.

Government Audits

Federal government cost reimbursement contract revenue and expenses reflected in the consolidated financial statements are subject to audit and possible adjustment by the Defense Contract Audit Agency (DCAA). DCAA considers Alion a major contractor and maintains an office on site to perform its various audits throughout the year. DCAA has audited Alion’s government contract costs through 2004. The Company has negotiated indirect rates through fiscal year 2004. Alion has recorded federal government contract revenue in amounts it expects to realize upon final settlement.

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

The following table summarizes revenue attributable to each contract type for the periods indicated.

	For the Six Months Ended March 31,
Revenue by Contract Type	2009		2008
	(In thousands)

Cost-reimbursement	$270,191	70.4%	$258,818	69.5%
Fixed-price	40,530	10.5%	39,819	10.7%
Time-and-material	73,504	19.1%	73,751	19.8%

Total	$384,225	100%	$372,388	100.0%

Alion expects most of its revenue will continue to come from government contracts, mostly from contracts with the U.S. Department of Defense (DoD) with the balance continuing to come from a variety of commercial, state, local and foreign government customers.

	For the Six Months Ended March 31,
Revenue by Customer Type	2009		2008
	(In thousands)

U.S. Department of Defense (DoD)	$353,227	91.9%	$319,722	85.9%
Other Federal Civilian Agencies	16,902	4.4%	22,764	6.1%
Commercial / State / Local and International	14,096	3.7%	29,902	8.0%

Total	$384,225	100%	$372,388	100.0%

On April 6, 2009, Secretary of Defense Robert Gates proposed changes to some major programs beginning with the government’s fiscal 2010 budget cycle, including certain Air Force programs and Future Combat Systems programs. Alion is not involved with the Air Force programs identified for cutbacks or cancellation and has only minimal engineering support involvement with the Future Combat Systems’ manned ground vehicle program.

Alion expects to benefit from the recent decision to build nine more DDG-51 ships, which Alion expects to result in long-term work for Alion’s employees at Bath Iron Works in Maine and at Northrop Grumman Ship Systems on the Mississippi Gulf Coast. Alion also expects to see additional work from its support to the Naval Sea Systems Command (NAVSEA) DDG-1000 destroyer program where the Company has been asked to expand its production oversight activities.

Alion is a major support contractor for NAVSEA’s Littoral Combat Ship program. The Company currently supplies over 100 staff and subcontractor personnel for this program. Based on the decision to expand this program, Alion believes that staffing will increase by 50% over the next five years. The U.S. Navy has already directed Alion to open and staff two new office locations. The commitment to increase the number of littoral combat ships is expected to require construction at more than two shipyards which is also likely to increase Alion’s work in these shipyards.

Delaying final decisions about CG(X) cruiser capabilities may adversely affect some of Alion’s planned engineering design work for this program. However, the Company anticipates that other engineering alternative analyses for CG(X) systems will offset any potential workload reductions.

The President has stated that he wants to reduce reliance on government contractors to pre-2001 levels and to reduce the use of cost-reimbursable contracts. Alion does not believe shifting inherently governmental functions, such as procurement, away from contractors will affect the Company’s overall staffing and performance levels. Alion delivers scientific and engineering research services not generally considered to be inherently governmental functions and therefore Management does not believe this change will materially affect the Company’s operations. In addition, Management believes that any shift of government contracting activity from the cost-reimbursement arena to time-and-material or fixed-price contracting would likely benefit Alion. All other factors being equal, these other contract types have traditionally generated higher profit margins than cost-reimbursable contracts have.

Management believes Alion, as a leading scientific and engineering research company, is well positioned to benefit from the President’s recently announced intention to increase federal spending on sponsored science and technology from 3% to 5% of GDP.

In 2009, Alion updated its core business area descriptions from those used in the Company’s fiscal 2008 annual report on Form 10-K. Information for fiscal 2009 and 2008 is presented using the updated core business area descriptions.

	For the Six Months Ended March 31,
Core Business Area	2009		2008
		(In thousands)

Naval Architecture and Marine Engineering	$174,381	45.4%	$156,367	42.0%
Defense Operations Support	68,806	17.9%	82,985	22.3%
Industrial Technology Solutions	59,133	15.4%	55,304	14.9%
Modeling and Simulation	41,218	10.7%	31,482	8.5%
Nuclear and Environmental Sciences	27,478	7.2%	28,910	7.7%
Information Technology	13,209	3.4%	17,340	4.6%

Total	$384,225	100%	$372,388	100.0%

Backlog.  Contract backlog represents an estimate, as of a specific date, of the future revenue Alion expects from existing contracts. At March 31, 2009, backlog on existing contracts and executed delivery orders totaled $2,545 million, of which $411 million was funded. The Company estimates it has an additional $3,258 million of unfunded contract ceiling value for an aggregate total backlog of $5,803 million.

Results of Operations

Quarter Ended March 31, 2009 Compared to Quarter Ended March 31, 2008

	Consolidated Operations of Alion
	Quarter Ended March 31,
	2009		2008
		%		%
		Revenue		Revenue
	(Dollars in thousands)

Selected Financial Information
Total contract revenue	$195,429		$189,243
Alion labor-related revenue	117,277	60.0%	109,169	57.7%
Material and subcontract revenue	78,152	40.0%	80,074	42.3%
Total direct contract costs	149,135	76.3%	143,030	75.6%
Direct labor costs	67,758	34.7%	60,322	31.9%
Material and subcontract costs	75,385	38.6%	76,995	40.7%
Other direct costs	5,992	3.1%	5,714	3.0%
Gross profit	46,294	23.7%	46,213	24.4%
Total operating expense	36,004	18.4%	41,411	21.9%
Major components of operating expense
Indirect expenses including facilities costs	17,801	9.1%	18,818	9.9%
General and administrative (excluding stock-based compensation)	14,587	7.5%	14,686	7.8%
Stock-based compensation	(1,161)	(0.6)%	2,278	1.2%
Depreciation and amortization	4,700	2.4%	5,333	2.8%
Income from operations	$10,290	5.3%	$4,843	2.5%

Revenue.  Fiscal 2009 second quarter revenue of $195.4 million was $6.2 million more than the comparable period last year, a 3.3% increase attributable to increased cost-reimbursement and fixed price contract revenue offset in part by a $1.5 million decline in time and material contract revenue. A $17.6 million increase in DoD revenue offset a $9.3 million decline in commercial revenue and a $2.1 million decline in civilian agency activity. The decline in commercial revenue is directly related to recent poor performance of the U.S. economy as a whole. It is unclear at this time when the commercial market will improve, however, the Company is offering commercial business capabilities to government customers to try to make up for lost commercial business.

Naval architecture and marine engineering increased $10.0 million compared to second quarter 2008 performance and environmental remediation work increased by $6.7 million as well. These increases were offset by a $6.9 million decline in support for defense operations and a $3.7 million decline in modeling and simulation work. Alion’s revenue from subcontractors and materials declined by more than $1.9 million while internally-derived revenue increased by more than $8.1 million compared with the second quarter of fiscal 2008. The Company’s naval architecture and marine engineering business increased because (1) organizational conflict of interests have reduced the number of Alion’s eligible competitors; (2) the federal government is shifting more design-work away from traditional platform contractors, providing greater business opportunities for companies like Alion with design expertise; and (3) Alion achieved critical mass in naval architecture and marine engineering from its JJMA and Anteon acquisitions. Alion recently won the CG(X) and Sea 05 contracts with a combined estimated ceiling value of $556 million. Management believes that Alion’s naval architecture and marine engineering business could represent a growing portion of the Company’s overall federal government business.

Direct Contract Expense and Gross Profit.  Direct contract expenses increased by $6.1 million to 76.3% of quarterly revenue compared to 75.6% of revenue for the comparable period last year. Less profitable material and subcontract costs declined by $1.6 million while direct labor increased by more than $7.4 million (12.3%) and other direct costs increased by less than $0.3 million (4.9%). Increased direct labor resulted from higher head count, reduced overhead staffing and higher labor productivity. Management intends to maintain its focus on improving labor productivity to continue increasing higher margin, internally-derived revenue. Gross profit for the current quarter at $46.3 million increased immaterially compared to $46.2 million for the second quarter of 2008. Alion usually earns higher profit margins on internally-derived revenue, however the increase in gross profit that would have been expected for the second quarter based on higher direct labor costs was reduced by overruns on several fixed price contracts that reduced gross profit by $503 thousand for the quarter. Recent overruns on fixed price contracts are not expected to become a trend as the Company has completed the affected contracts. Fixed price contract work continues to be 10%-11% of Alion’s overall revenue. Gross profit as a percentage of revenue declined by nearly three quarters of a point (to 23.7% from 24.4%) compared to gross profit for the second quarter of 2008.

Operating Expenses.  Second quarter operating expenses declined by $5.4 million overall compared to the same period last year significantly improving operating profit. The drop in operating expenses comes, in part, from a $3.4 million reduction in stock-based compensation expense due to the absence of new executive phantom stock plan awards and forfeiture of prior grants. The Company still maintains stock-based compensation plans for employees and directors. Facility and indirect costs declined by a net $1.0 million; indirect costs dropped by $1.7 million for staffing efficiencies which offset $0.7 million in increased rental and occupancy costs. Depreciation and amortization declined by $0.6 million principally due to scheduled declines in amortization charges for acquired contracts. General and administrative (G&A) expense exclusive of stock-based compensation declined by only $0.1 million after including approximately $0.9 million for period costs associated with Alion’s recently implemented long term incentive compensation plan.

Income from Operations.  Operating income for the quarter ended March 31, 2009 increased by $5.5 million to $10.3 million compared with $4.8 million for the quarter ended March 31, 2008, as a result of reduced indirect and stock-based compensation expenses. Continued efforts to trim overhead staff, improve labor productivity, and optimize office space led to an 114% increase in operating profit to 5.3% of revenue compared to 2.5% of revenue for the similar period last year.

Other Expense.  Interest income, interest expense and other expense in the aggregate for the quarter ended March 31, 2009 decreased by almost $3.6 million compared to last year. Interest income declined due to lower market rates and lower average investment balances. Despite the lower outstanding principal balance on the Senior Term Loan compared to the second quarter of 2009, cash pay interest increased by $1.5 million for the second quarter of this year because the September 2008 amendment to the Senior Credit Facility increased Alion’s minimum interest rate to 9.50% for both the Senior Term Loan and the Revolver. Despite the higher rate on the Revolver, lower outstanding Revolver balances this quarter as compared to the similar period last year, helped reduce Revolver interest expense by approximately $0.4 million for the current quarter compared to last year.

Fiscal 2009 debt issue cost amortization for the current quarter increased $0.6 million compared to last year as a result of fees paid and warrants issued to amend Alion’s senior secured and subordinated debt at the end of last fiscal year. The higher interest rate on the Subordinated Note increased expense by $0.2 million compared to last year. Alion also recognized a $5.4 million benefit in the current quarter from a reduction in warrant value due to declines in the risk free interest rate and the underlying share price of Alion common stock used to estimate the fair value of the outstanding warrants.

	Quarter Ended March 31,
	2009	2008
	(In thousands)

Cash Pay Interest
Revolver	$390	762
Senior Term Loan	5,662	4,546
Senior Unsecured Notes	6,406	6,406
Subordinated Note	776	—
Other cash pay interest and fees	116	121

Sub-total cash pay interest	13,350	11,835
Deferred and Non- cash Interest
Debt issue costs and other non-cash items	1,272	699
Subordinated Note interest	1,066	894
Redeemable warrants	(5,444)	403

Sub-total non-cash interest	(3,107)	1,996

Total interest expense	10,244	13,831

Income Tax Expense.  Income tax expense was immaterial for the current quarter and the similar period last year because Alion and its subsidiaries are a consolidated S corporation whose income is attributable to the ESOP Trust, a tax exempt entity. Some states do not recognize Alion’s S corporation status. Alion received a $58 thousand tax state refund in the current quarter. Alion’s Canadian subsidiary accrues a Canadian tax liability, as required and has filed claims for research and development tax credits for prior years.

Net Income (Loss).  Alion generated modest net income ($39 thousand) this quarter due to $5.4 million in decreased operating expenses and $5.8 million less in warrant-related interest expense compared with the comparable period last year. Financial performance for the quarter ended March 31, 2009, improved by more than $9.8 million compared to the quarter ended March 31, 2008.

Six Months Ended March 31, 2009 Compared to Six Months Ended March 31, 2008

	Consolidated Operations of Alion
	Six Months Ended March 31,
	2009		2008
		%		%
		Revenue		Revenue
	(Dollars in thousands)

Selected Financial Information
Total contract revenue	$384,225		$372,388
Alion labor-related revenue	230,950	60.1%	212,813	57.1%
Material and subcontract revenue	153,275	39.9%	159,575	42.9%
Total direct contract costs	294,457	76.6%	283,412	76.1%
Direct labor costs	134,588	35.0%	118,922	31.9%
Material and subcontract costs	147,849	38.5%	153,556	41.2%
Other direct costs	12,020	3.1%	10,934	2.9%
Gross profit	89,768	23.4%	88,976	23.9%
Total operating expense	67,914	17.7%	79,894	21.5%
Major components of operating expense
Indirect expenses including facilities costs	34,563	9.0%	36,372	9.8%
General and administrative (excluding stock- based compensation)	29,363	7.6%	28,382	7.6%
Stock-based compensation	(5,764)	(1.5)%	4,324	1.2%
Depreciation and amortization	9,506	2.5%	10,360	2.8%
Income from operations	$21,854	5.7%	$9,082	2.4%

Revenue.  Year to date revenue as of March 31, 2009 was $384.2 million, $11.8 million more than the comparable period last year, a 3.0% increase attributable to greater cost-reimbursement contract revenue. A $33.5 million increase in DoD revenue offset a $15.8 million decline in commercial revenue and a $5.9 million decline in civilian agency activity. Naval architecture and marine engineering increased $18.0 million and environmental remediation work increased $12.3 million compared to second quarter 2008 year to date performance and industrial technology work increased by $3.8 million as well. These increases were offset by a $14.2 million decline in support for defense operations, a $4.1 million decline in information technology work and a $4.0 million drop in modeling and simulation work. Alion’s revenue from subcontractors and materials declined by $6.3 million (3.0%) while internally-derived revenue increased more than $18.1 million (3.0%) compared with the six months ended of fiscal 2008.

Direct Contract Expense and Gross Profit.  Direct contract expenses increased by $11.0 million to 76.6% of year to date revenue compared to 76.1% of revenue for the comparable period last year. Less profitable material and subcontract costs declined by $5.7 million while direct labor increased by $15.7 million (13.2%) and other direct costs increased by $1.1 million (9.9%). Increased direct labor resulted from higher head count, reduced overhead staffing and higher labor productivity. Year to date gross profit at $89.8 million increased $0.8 million (less than one percent) compared to $89.0 million for the first six months of 2008. Alion usually earns higher profit margins on internally-derived revenue, however the increase in gross profit that would have been expected based on higher direct labor costs was significantly reduced by overruns on several fixed price contracts which reduced gross profit by $1.3 million for 2009. For the six months ended March 31, 2009, year to date gross profit as a percentage of revenue declined by half a point (to 23.4% from 23.9%) compared to gross profit for the similar period in 2008.

Operating Expenses.  Year to date operating expenses through March 31, 2009 declined by $12.0 million overall compared to the same period last year, significantly improving operating profit. The drop in operating expenses comes, in part, from a $4.7 million current year credit to stock-based compensation expense for forfeitures of previously awarded phantom shares and a $1.1 million credit to expense for changes in the underlying value of a share of Alion common stock. For the comparable period in 2008, the Company recognized $4.3 million in stock-based compensation expense. Stock-based compensation expense accounted for a $10.1 million difference in year to date operating expenses between comparable periods for 2009 and 2008. Facility and indirect costs declined by a net $1.7 million. Depreciation and amortization declined by $0.9 million principally due to scheduled declines in amortization charges for acquired contracts. G&A expense exclusive of stock-based and long-term incentive compensation charges declined by $0.9 million. However, G&A reductions were offset by approximately $1.8 million in year to date costs associated with Alion’s recently implemented long term incentive compensation plan.

Income from Operations.  Operating income for the six months ended March 31, 2009 increased by $12.8 million to $21.9 million compared with $9.1 million for the six months ended March 31, 2008. This 141% improvement was the result of a $10.1 million difference in stock- based compensation expense (current year credit compared to prior year expense), $1.8 million in reduced indirect expenses and $0.9 million in reduced depreciation and amortization expense.

Other Expense.  Interest income, interest expense and other expense in the aggregate for the six months ended March 31, 2009 decreased by $3.2 million compared to last year. Interest income declined due to lower market rates and lower average investment balances. Despite lower outstanding principal balances on the Senior Term Loan during the six months ended March 31, 2009 compared to the similar period last year, cash pay interest increased by $2.2 million this year because the September 2008 amendment to the Senior Credit Facility increased Alion’s minimum interest rate by 350 basis points to 9.50% for both the Senior Term Loan and the Revolver. Despite the higher rate on the Revolver, lower outstanding balances helped reduce Revolver interest expense by $0.9 million for the six moths ended March 31, 2009 compared to last year.

Fiscal 2009 debt issue cost amortization for the six months ended March 31, 2009, increased $1.1 million compared to the similar period last year as a result of fees paid and warrants issued to amend Alion’s senior secured and subordinated debt at the end of last fiscal year. The higher interest rate on the Subordinated Note increased expense by $1.1 million compared to last year. Alion also recognized a $6.9 million year to date benefit as of the second quarter from a reduction in warrant value due to declines in the risk free interest rate and the underlying share price of Alion common stock used to estimate the fair value of the outstanding warrants.

	Six Months Ended March 31,
	2009	2008
	(In thousands)

Cash Pay Interest
Revolver	522	1,406
Senior Term Loan	11,455	9,238
Senior Unsecured Notes	12,813	12,813
Subordinated Note	870	—
Other cash pay interest and fees	214	219

Sub-total cash pay interest	25,874	23,676
Deferred and Non- cash Interest
Debt issue costs and other non-cash items	2,544	1,387
Subordinated Note interest	2,812	1,746
Redeemable warrants	(6,898)	298

Sub-total non-cash interest	(1,542)	3,431

Total interest expense	24,332	27,107

Income Tax Expense.  Income tax expense was immaterial for the current quarter and the similar period last year because Alion and its subsidiaries are a consolidated S corporation whose income is attributable to the ESOP Trust, a tax exempt entity. Some states do not recognize Alion’s S corporation status. Alion received a $58 thousand tax state refund in the second quarter. Alion’s Canadian subsidiary accrues a Canadian tax liability, as required and has filed claims for research and development tax credits for prior years.

Net Loss.  Alion cut its net loss to $2.5 million for the six months ended March 31, 2009 compared to $18.5 million for the six months ended March 31, 2008.

Liquidity and Capital Resources

Alion requires liquidity primarily for working capital and debt service. The Company uses its revolving line of credit to fund accounts receivable, which can increase as revenue increases or when contract funding is delayed. Alion is funding its current business with cash from operating activities and by accessing a revolving credit facility. The Company intends to fund future operations in a similar fashion.

Cash Flows

The following narrative discusses Alion’s cash flows for the six months ended March 31, 2009 and 2008.

The Company significantly reduced its net loss and its operating use of cash for the six months ended March 31, 2009 compared to the same period last year. Total cash used in operations declined to $8.9 million on a year to date basis compared to $23.8 million used in the first six months of 2008, a $14.9 million improvement. In the six months ended March 31, 2009, Alion funded $15.8 million in accounts receivable compared to $49.7 million for the similar period in 2008. In 2009, growth in current liabilities provided $10.1 million of operating cash compared to $26.8 million in 2008. Non-cash operating charges provided a total of $6.7 million for the first six months of 2009, compared to more than $17.6 million for the similar period in 2008.

The Company measures days’ sales outstanding (DSO) based on trailing twelve month revenue and net accounts receivable. DSO equals net accounts receivable divided by revenue per day (trailing twelve month revenue divided by 365). From September 2008 to March 2009, DSO increased by 6.2 days to 89.3 days from 83.1 days outstanding. Company cash funded approximately 7.4 additional days’ sales in receivables which were offset by a 1.2 day DSO reduction attributable to the effect of increasing sales in the six months ended March 31, 2009. In the first six months of 2009, there was no material change in the Company’s allowance for doubtful accounts. Alion collected $189.3 million of accounts receivable in the second quarter of 2009 and $375.7 million year to date. Year to date growth in receivables is mostly due to invoicing customers for previously identified currently billable amounts that the Company has not yet collected. Currently billable unbilled receivables decreased by $10.8 million over the past six months with unfunded work increasing by $7.9 million. The Company expects to receive the majority of pending contract funding actions in the coming quarter. However, Alion also expects it will continue to perform services for customers in advance of receiving contract documents that would enable the Company to submit invoices for goods and services as they are regularly delivered to customers.

In fiscal 2009 Alion invested $1.1 million in new capital equipment during the first six months of the year compared to $2.7 million in the first six months of 2008. Prior years’ capital expenditures, particularly for upgrading equipment for employees hired through acquisitions, has moderated current capital investment demands on the Company’s cash flow. In the first six months of 2009, Alion spent approximately $116 thousand to acquire several additional Navy-related contracts and $50 thousand for a LogConGroup earn out obligation. In the first six months of 2008, Alion spent $980 thousand for earn out obligations and contingent consideration for earlier years’ acquisitions. The Company does not foresee any material future acquisition obligations for contingent consideration arising from existing agreements.

In the first six months of fiscal 2009, Alion paid off $3.0 million of Subordinated Note principal and $4.6 million in interest rate swap obligations which the Company funded in part by accessing its Revolver for $4.7 million. The Company sold $2.4 million of common stock to the ESOP Trust in March 2009. This was offset by $5.9 million in re-purchases to fund Plan-required investment diversifications and $1.3 million for required participant and beneficiary redemptions. Comparable transactions in the first six months of 2008 included

$3.0 million in common stock sales and $4.2 million in share repurchases. In the first six months of 2009, transactions with the ESOP Trust accounted for $4.8 million of the $6.2 million the Company used in its financing activities. In the first six months of 2008, Alion borrowed $13.6 million through its revolver ($8.9 million more than in 2009) helping to generate net cash inflows from investing. Lower levels of diversification demands in the first six months of 2008 created a lesser demand on the Company’s cash flows.

In March 2009, a greater number of plan participants were eligible for investment diversification options than were eligible in March 2008. This, in turn, increased re-purchase demands on the Company’s cash flow. While the Company cannot predict with any degree of accuracy the extent to which re-purchase and diversification demands will increase in future years, as more employees meet statutory and Plan-specific age and length of service requirements, potential diversification demands are likely to increase. These demands can increase further with any increase in the price of a share of Alion common stock. While a decline in the price of a share of Alion common stock could reduce the value of each individual Plan participant’s beneficial interest, such a potential price decline could be offset by increased diversification demands and thus might not reduce the aggregate value of future demands on the Company’s cash. The Company attempts to monitor future potential impacts through reliance in part on internal and external financial models that incorporate Plan census data along with financial inputs intended to simulate changes in Alion’s share price.

Cash flow effects and risks associated with equity-related obligations

Changes in the price of a share of Alion common stock affect stock-based compensation expense, operating income and warrant-related interest expense. Management is unable to forecast the share price the ESOP Trustee will determine in future valuations. Because future share prices may differ from the current share price, the Company is unable to forecast the future expense it is likely to recognize for already-issued Phantom Stock and SAR plan grants. Alion expects to recognize non-cash interest expense related to outstanding Warrants as the current share price, interest rates, assumed volatility, and time to time expiration change. The carrying value of the warrants exceeds their current net cash value by approximately $6.8 million which represents the time value of the underlying options, $5.8 million of which is associated with the warrants issued in August 2008.

Although current financial information included the effects of the most recent ESOP Trust transactions, future expenses for stock-based compensation and warrant-related interest are likely to differ from estimates as the price of a share of Alion common stock changes. The next regularly scheduled valuation period will end in September 2009. Interest rates, market-based factors and volatility, as well as the Company’s financial results will affect the future value of a share of Alion common stock.

Certain grantees of SARs and Phantom Stock are permitted to make qualifying elections to further defer stock-based compensation payments by having funds deposited into a rabbi trust owned by the Company. These elections will not have a material effect on either Alion’s planned payments or its overall anticipated cash outflows.

After each semi-annual valuation period, the ESOP Plan permits former employees and beneficiaries to request distribution of their vested ESOP account balances. Consistent with the terms of the Plan, the Company intends to pay distribution requests in five annual installments and to defer initial payments as permitted. The Plan allows the Company to defer initial installment payments for five years for former employees who are not disabled, deceased or retired. In March 2009, Alion paid approximately $1.3 million in distributions and approximately $5.9 million in diversification requests.

Discussion of Debt Structure

The discussion below describes the Senior Credit Facility, the Subordinated Note as amended and the Company’s Senior Unsecured Notes. Capitalized terms not defined in this section have the meanings ascribed to them in the relevant debt documents which can be found as exhibits to the Company’s prior filings.

Senior Credit Facility

As of March 31, 2009, the Senior Credit Facility consisted of:

•	the Senior Term Loan with principal of approximately $237.8 million;

•	the $50.0 million Revolver, including approximately $42.0 million that was unused and $3.3 million allocated to letters of credit deemed borrowed; and

•	a $110.0 million uncommitted incremental term loan “accordion” facility that the Company may be able to access in the future if it satisfies a leverage-based incurrence test.

In September 2008, the fifth and most recent amendment to the Senior Credit Facility revised certain financial covenants and changed other terms. Amended covenants provide Alion greater flexibility through fiscal 2009. Interest rates increased to a minimum 3.50% Eurodollar rate plus 600 basis points, and a minimum 4.50% alternate base rate plus 500 basis points. The Senior Term Loan interest rate spread will increase if the Company refinances, replaces or extends the maturity of its existing Revolver and the new interest rate spread is more than 50 basis points higher than the then-current interest rate spread. The Senior Term Loan spread will increase by the difference in the new revolver’s higher interest rate spread less 50 basis points. Alion must use all (formerly half) of excess annual cash flow to prepay Senior Term Loan principal. The Company must meet certain conditions before it may pay the CEO or COO for previously awarded shares of phantom stock. Subject to certain conditions, Alion may incur additional second lien debt.

The Senior Credit Facility requires the Company to repay one percent of the Senior Term Loan principal during each of the next five fiscal years in equal quarterly installments of approximately $0.6 million through December 31, 2012 and to repay the remaining outstanding balance of approximately $229.3 million on February 6, 2013. The Revolver permits Alion to request up to $40.0 million in letters of credit and up to $5.0 million in swing line loans for short-term borrowing needs. The Company must pay the Revolver balance in full no later than August 2, 2009. Alion is negotiating with existing and potential lenders to refinance or replace its existing Revolver prior to August 2009. Given the current state of the credit markets and the effects of the global financial crisis, the Company is unable to determine the price at which it will be able to obtain a new Revolver. As discussed below, an increase in the Revolver interest rate above 10.0% (50 basis points above the current rate) would increase the interest rate on the Senior Term Loan and thus increase the Company’s overall cost of borrowing.

Interest, Fees, Prepayments and Use of Proceeds.  The Senior Term Loan and Revolver can each bear interest at either of the floating rates discussed above. The Senior Term Loan is at the Eurodollar rate and the Revolver is at the alternate base rate based on Credit Suisse’s prime rate. As of September 30, 2008, the minimum interest rate on both the Revolver and the Senior Term Loan is 9.50% (4.50% plus 500 basis point spread) for Eurodollar and alternate base rate loans, and no longer depends on the Company’s leverage ratio. Through September 2008, the Senior Term Loan Eurodollar rate was 5.49% (2.99% plus 250 basis point spread) and the Revolver alternate base rate was 6.75% (5.00% plus 175 basis point spread).

Alion may prepay all or any portion of its Senior Term Loan in minimum increments of $1 million, generally without penalty or premium, except for customary breakage costs associated with pre-payment of Eurodollar-based loans. If the Company issues certain permitted debt, or sells, transfers or disposes of certain assets, it must use all net proceeds to repay outstanding Senior Term Loan principal. Alion must use all annual excess cash flow to prepay Senior Term Loan principal. The Senior Credit Facility defines Excess Cash Flow for any fiscal year as Consolidated EBITDA without duplication plus the decrease, if any, in current assets less current liabilities for that fiscal year over the sum, without duplication, of (i) taxes payable in cash for the Company and its Subsidiaries, (ii) Consolidated Interest Expense, (iii) capital expenditures made in cash other than proceeds from indebtedness, equity raises, casualty losses, condemnation and other proceeds not part of Consolidated EBITDA, (iv) permanent repayments of Indebtedness not including repayments of the Company’s revolving credit facility, (v) the increase, if any, in current assets less current liabilities for that fiscal year, (vi) cash purchase price paid for a permitted acquisition as defined in the Senior Credit Facility, (vii) cash contributions to the ESOP, and (viii) extraordinary losses, non-recurring expenses and adjustments all to the extent included in Consolidated EBITDA. The Company had no excess cash flow in either of the fiscal years ended September 30, 2008 and 2007. Management does not expect the Company will have material excess cash flow this fiscal year or that this covenant will materially affect the Company’s cash flow this year.

If the Company enters into an additional term loan, or incremental term loan, and certain terms in that loan are more favorable to the new lenders than existing Senior Credit Facility terms, the Senior Term Loan interest rate spread can increase. Thus additional term loans could increase interest expense under Alion’s existing Term Loans.

The Senior Credit Facility permits Alion to use the Revolver for working capital, other general corporate purposes, and to finance permitted acquisitions. The Senior Credit Facility permits the Company to use proceeds from the uncommitted incremental term loan facility to finance permitted acquisitions or for any other purpose permitted by a future incremental term loan.

Security.  The Senior Credit Facility is secured by a security interest in all of the Company’s current and future tangible and intangible property, and all the current and future tangible and intangible property of the Company’s subsidiary guarantors, HFA, CATI, METI, JJMA, BMH, WCI, WCGS and MA&D.

During fiscal year 2008, the Senior Term Loan was at a Eurodollar rate and the Revolver was at an alternate base rate loan. From October 1, 2007 through September 29, 2008, Senior Credit Facility interest rates depended on Alion’s leverage ratio as set out below.

		Federal Funds ABR
		Spread	Prime Rate ABR
Leverage Ratio	Eurodollar Spread	(in Basis Points)	Spread

Category 1	275	225	175
Greater than or equal to 3.00 to 1.00
Category 2	250	200	150
Greater than or equal to 2.50 to 1.00 but less than 3.00 to 1.00
Category 3	225	175	125
Greater than or equal to 2.00 to 1.00 but less than 2.50 to 1.00
Category 4	200	150	100
Less than 2.00 to 1.00

As of September 30, 2008, the minimum interest rate on both the Revolver and the Senior Term Loan is 9.50% and no longer depends on the Company’s leverage ratio. The Eurodollar rate interest rate is 600 basis points plus a 3.5% minimum interest rate. The alternate base rate is 500 basis points plus a 4.5% minimum interest rate.

Interest Rate Swap.  In January 2008, Alion executed an interest rate swap with one of its lenders to convert floating rate interest payable on a portion of its Senior Term Loan to a fixed rate, and to adjust timing of some Senior Term Loan net interest payments. The swap agreement notional principal was $240 million. The swap expired in November 2008. The Company made its final semi-annual interest payment November 1, 2008. Alion received quarterly floating rate interest payments in February and May at 7.32% and in August and November 2008 at 5.49%. Alion paid interest semi-annually in May and November 2008 at 6.52%. All swap payments were net cash settled.

Other Fees and Expenses.  Each quarter, Alion is required to pay a 50 basis point per year commitment fee on the prior quarter’s daily, unused Revolver and Senior Term Loan commitment balances. As of March 31, 2009, $8.0 million was outstanding on the Revolver of which $3.3 million was allocated to letters of credit; the Senior Term Loan was fully utilized. For the quarter ended March 31, 2009, the Company paid no Senior Term Loan commitment fee and approximately $38 thousand in commitment fees for the Revolver.

Alion is required to pay issuance and administrative fees, and a fronting fee of up to 25 basis points for each letter of credit issued under the Revolver. Each quarter Alion is required to pay interest in arrears at the Revolver rate for all outstanding letters of credit. The Company is also required to pay an annual agent’s fee under the Senior Credit Facility.

Financial Covenants.  As of March 31, 2009, the Company was in compliance with the financial covenants set forth in the Company’s Senior Credit Facility. The Company is required to meet two financial covenant tests under its Senior Credit Facility, a maximum senior secured leverage test and a minimum interest coverage test, each of which is based in part on EBITDA (earnings before interest, taxes, depreciation and amortization). Management believes EBITDA is useful in assessing operating performance and in comparing Alion’s performance to other companies in the same industry. EBITDA is a common financial metric in the government contracting industry, in part because it excludes from performance the effects of a company’s capital structure, in particular taxes and interest. EBITDA is not a measure under U.S. GAAP. It does not measure operating income or liquidity in accordance with U.S. GAAP and is subject to important limitations on its usefulness as an analytical tool. Consolidated EBITDA as defined in the Senior Credit Facility excludes from debt-service metrics, certain non-cash expenses and non-recurring items in order to evaluate the ability of Alion’s continuing operations to meet the Company’s obligations.

The maximum senior secured leverage test compares at any given time the Company’s secured debt (except its letters of credit) to the Company’s Consolidated EBITDA for the period of four consecutive fiscal quarters most recently ended on or prior to such date.

Consolidated EBITDA is defined as: (a) net income (or loss), as defined therein; plus (b) the following items, without duplication, to the extent deducted from net income or included in the net loss, the sum of: (i) interest expense; (ii) provision for income taxes; (iii) depreciation and amortization, including amortization of other intangible assets; (iv) cash contributions to the ESOP in respect of the repurchase liability of the Company under the ESOP Plan; (v) any non-cash charges or expenses including (A) non-cash expenses associated with the recognition of the difference between the fair market value of the Warrants and the exercise price of the Warrants (B) non-cash expenses with respect to the stock appreciation rights and phantom stock plans, and the Warrants and accretion of the Warrants and (C) non-cash contributions to the ESOP; (vi) any extraordinary losses and (vii) any nonrecurring charges and adjustments by third-party valuation firm that prepares valuation reports in connection with the ESOP; minus (c) without duplication, (i) all cash payments made on account of reserves, restructuring charges and other non-cash charges added to net income (or included in net loss) pursuant to clause (b)(v) above in a previous period and (ii) to the extent included in net income (or net loss), any extraordinary gains and all non-cash items of income, in accordance with GAAP.

The Senior Credit Facility requires that the Company’s ratio of total secured senior indebtedness to Consolidated EBITDA not exceed the following ratios for the time periods indicated:

Period	Ratio

July 1, 2008 through December 31, 2008	4.10 to 1.00
January 1, 2009 through September 30, 2009	4.25 to 1.00
Thereafter	3.00 to 1.00

The Company’s calculation of Consolidated EBITDA for the three and twelve month periods ended March 31, 2009 and 2008 is set out below, with a reconciliation to GAAP-basis net income for each period presented. Also set out below are the Company’s Senior Secured Leverage Ratios and Interest Coverage Ratios as of March 31, 2009 and 2008.

Alion Science and Technology Corporation
Non-GAAP Measures — EBITDA and Consolidated EBITDA Calculations
For the Quarters Ended March 31, 2009 and 2008
(Dollars in thousands)
(Unaudited)

	Quarter Ended March 31
Calculation of EBITDA	2009	2008
	(In thousands)

Net loss	$39	$(9,805)
Plus: Interest expense	10,244	13,831
Plus: Income tax expense (benefit)	(55)	—
Plus: Depreciation and amortization expense	4,700	5,333

EBITDA	$14,928	$9,359

Calculation of Consolidated EBITDA	2009	2008
	(In thousands)

EBITDA	$14,928	$9,359
Plus: Non-cash (credits) expenses with respect to the stock appreciation rights, phantom stock and long-term incentive plans	(1,162)	2,279
Plus: Other non-cash expense (including Long Term Incentive Plans (LTIP) contributions)	774	—
Plus: Non-cash contributions to the ESOP (including Company 401-k match)	2,783	2,503
Plus: Any non-recurring charges and adjustments by third-party valuation firm that prepares valuation reports in connection with the ESOP	218	1,001
Plus: Non-cash expense for the adjustment of the swap arrangement to fair market value	—	933

Consolidated EBITDA	$17,541	$16,074

Alion Science and Technology Corporation
Non-GAAP Measures — EBITDA and Consolidated EBITDA Calculations
for the Twelve Month Periods Ended March 31, 2009 and 2008
(Dollars in thousands)
(Unaudited)

	Twelve Months Ended
	March 31
Calculation of EBITDA	2009	2008
	(In thousands)

Net loss	$(9,324)	$(31,475)
Plus: Interest expense	44,607	49,284
Plus: Income tax expense(benefit)	(75)	13
Plus: Depreciation and amortization expense	19,861	20,845

EBITDA	$55,069	$38,667

Calculation of Consolidated EBITDA	2009	2008
	(In thousands)

EBITDA	$55,069	$38,667
Plus: Non-cash expenses (credits) with respect to the stock appreciation rights, phantom stock and long-term incentive plans	(9,588)	6,216
Plus: Other non-cash expense (including Long Term Incentive Plans (LTIP) contributions)	1,548	—
Plus: Non-cash contributions to the ESOP (including Company 401-k match)	10,195	9,810
Plus: Any non-recurring charges and adjustments by third-party valuation firm that prepares valuation reports in connection with the ESOP	6,485	15,846
Minus: to the extent included in net income (or net loss), any extraordinary gains and all non-cash items of income	(638)	(2,387)

Consolidated EBITDA	$63,071	$68,152

The interest coverage test compares for any given period the Company’s Consolidated EBITDA less capital expenditures to the Company’s Consolidated Interest Expense payable in cash for the period of four consecutive fiscal quarters most recently ended on or prior to such date.

Consolidated Interest Expense is defined in the Senior Credit Facility for any period as: (a) interest expense other than imputed interest expense for capital leases and synthetic leases plus (b) accrued interest which was required to be capitalized all in accordance with GAAP, and is determined after taking into account net payments made or received from interest rate hedging agreements.

The Senior Credit Facility requires that the Company’s Interest Coverage Ratio for any period of four consecutive fiscal quarters be greater than the following ratios for the time periods indicated:

Period	Ratio

July 1, 2008 through September 30, 2008	1.20 to 1.00
October 1, 2008 through December 31, 2008	1.10 to 1.00
January 1, 2009 through September 30, 2009	1.05 to 1.00
Thereafter	1.35 to 1.00

The calculation of the Company’s Interest Coverage Ratio for the twelve-month periods ended March 31, 2009 and 2008 is included below.

	Twelve Months Ended
	March 31
Senior Secured Leverage Ratio	2009	2008
	(In thousands)

Numerator:
Revolver balance drawn	$4,720	$9,250
Term B Senior Credit Facility balance outstanding at face value	237,812	245,502

Total outstanding senior debt	$242,532	$254,752
Denominator-Consolidated EBITDA	$63,071	$68,152
Senior Secured Leverage Ratio	3.85	3.74
Interest Coverage Ratio
Numerator:
Consolidated EBITDA	$63,071	$68,152
Less: capital expenditures	(3,348)	(10,687)

Total-Consolidated EBITDA less Cap Ex	$59,723	$57,465
Denominator-Annual interest payable in cash	$51,035	$37,879
Interest Coverage Ratio	1.17	1.52

The Company is subject to a covenant under its Senior Credit Facility that restricts the Company’s ability to incur additional indebtedness. The Company and its Subsidiaries are prohibited from incurring, creating, assuming or permitting to exist any Indebtedness as defined under the Senior Credit Facility except Permitted Indebtedness which includes:

•	Indebtedness pre-existing the Senior Credit Facility

•	Indebtedness incurred under the Senior Credit Facility

•	Permitted inter-company Indebtedness

•	Permitted refinancing Indebtedness

•	No more than $20 million outstanding at any time when combined with permitted capital and synthetic leases incurred to acquire, construct, or improve any fixed or capital asset plus extensions and renewals of that Indebtedness

•	Capital and synthetic leases not more than $20 million outstanding at any time in the aggregate when combined with Permitted Indebtedness incurred for fixed and capital assets

•	Indebtedness under hedging agreements

•	Indebtedness of acquired subsidiaries up to $7.5 million at any time outstanding

•	Ordinary course warranties

•	Unsecured subordinated Indebtedness up to $150 million at any time outstanding to refinance the Company’s subordinated notes and warrants and to make acquisitions otherwise permitted by the Senior Credit Facility

•	Performance bonds and workers’ compensation claims in the ordinary course of business

•	Ordinary course insufficient funds coverage

•	Indebtedness incurred in connection with the redemption of employee interests in the ESOP subsequent to their termination of employment with the Company

•	Subordinated notes specifically authorized by the lenders

•	Indebtedness of non-US subsidiaries up to $2.5 million at any time outstanding

•	Deferred compensation

•	The Company’s 10.25% Senior Unsecured Notes due 2015

•	Permitted Indebtedness used to pre-pay Term Loans in amounts not less than $50 million

•	Other unsecured Indebtedness up to $30 million at any time outstanding

However, the Company cannot incur, create, assume or permit to exist any of the foregoing permitted Indebtedness if at any time the Company’s Leverage Ratio exceeds the ratio set forth in the table below for the corresponding time period:

Period	Ratio

October 1, 2007 through September 30, 2008	6.50 to 1.00
October 1, 2008 through September 30, 2009	6.25 to 1.00
October 1, 2009 through September 30, 2010	6.00 to 1.00
Thereafter	5.75 to 1.00

The Senior Credit Facility defines the Company’s Leverage Ratio to mean for any date the ratio of the Company’s total senior debt, except its letters of credit, to Consolidated EBITDA for the trailing four fiscal quarters ended closest to the measuring date.

The Senior Credit Facility contains a covenant that restricts the Company’s ability to pay or agree to pay or declare any dividend or other distribution whether in cash, securities or other property with regard to any equity interest in the Company, and any subsidiary of the Company, including payments to repurchase, redeem, retire, acquire, cancel or terminate any equity interest of the Company, and any subsidiary of the Company, or any option, warrant or other right to acquire any equity interest of the Company, and any subsidiary of the Company, except that:

•	Any subsidiary may declare and pay dividends ratably to its equity holders

•	The Company may repurchase equity interests from the Company’s and the subsidiaries’ directors, officers and employees in connection with warrants, options, SARs, phantom stock and similar incentives up to $20 million in the aggregate although additional restrictions apply to repurchases from the Company’s CEO and another senior officer

•	The Company may make distributions to employees on account of their interests in the ESOP upon separation from employment with the Company, other distributions and contributions to the ESOP as required by applicable law and the Plan Documents including non-statutory diversification elections under the ESOP Plan Documents

•	The Company may redeem its junior subordinated warrants as long as it has $10 million of headroom under its Revolver and it is in compliance with the Senior Secured Leverage Ratio and the Interest Coverage Ratio and it is in further compliance as of the applicable date with a more demanding senior secured leverage ratio test which had been set forth in the Senior Credit Facility after taking into account the fourth amendment to the Senior Credit Facility but without taking into account the fifth amendment to the Senior Credit Facility

•	The Company may make other restricted payments up to a variable amount based on the Company’s Excess Cash Flow and net cash proceeds from certain equity offerings as long as the Company’s Senior Secured Leverage Ratio is less than 2.5 to 1.0 and the Company has at least $10.0 million of headroom under its Revolver.

The Senior Credit Facility restricts the Company’s ability to engage in other transactions including incurring liens, entering into sale lease-back transactions, making certain investments, loans and advances, merging or selling all or substantially all of the Company’s assets, engaging in transactions with affiliates, restricting the ability of subsidiaries to make distributions and pay dividends to parents, amend material indebtedness to increase the Company’s obligations, amending the ESOP Plan Documents in a way materially adverse to the Company’s senior lenders, paying or making distributions whether in cash, securities or property to holders of the Company’s subordinated debt at an unscheduled time, entering into certain prohibited transactions under ERISA and entering into and paying certain earn-outs.

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

Up to and including December 2008, interest on the Subordinated Note was payable quarterly in arrears by issuing paid-in-kind (PIK) notes maturing at the same time as the Subordinated Note. The interest rate was 6.0% from December 2002 through December 2006; approximately 6.4% from December 2006 to December 2007; and approximately 6.7% from December 2007 to December 2008. Beginning December 2008, interest is still payable quarterly in arrears, 6% in cash and 10% in PIK notes due August 2013. Existing and future PIK notes defer related cash interest expense on the Subordinated Note. Over the term of the Subordinated Note, Alion expects to issue approximately $41.4 million in PIK notes. In addition to the principal payments required each November from 2008 through 2011, Alion is required to pay a total of $70.3 million in principal and PIK notes in August 2013.

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

In August 2008, Alion amended and restated the original warrants and issued an additional 550,000 redeemable common stock warrants at an exercise price of $36.95 per share. The Company issued the second set of warrants to IIT in connection with the Subordinated Note amendment. The new warrants are exercisable from April 2009 to September 2013 at the then-current fair value per share of Alion common stock, less the exercise price. The original warrants are exercisable currently and through September 2013. The Company recognized approximately $10.3 million in debt issue costs for the fair value of the August 2008 warrants and the amendment to the December 2002 warrants.

Alion has classified the warrants as debt instruments and not equity, in accordance with EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. The Company recognizes interest expense for changes in the fair value of the warrants which had an aggregate estimated fair value of $33.1 million as of March 31, 2009.

Senior Unsecured Notes

On February 8, 2007, Alion issued and sold $250.0 million of its private 10.25% Senior Unsecured Notes due February 1, 2015 to Credit Suisse, which informed the Company it had resold most of the notes to qualified institutional buyers. On June 20, 2007, Alion exchanged its private Senior Unsecured Notes for publicly tradable Senior Unsecured Notes with the same terms.

Interest and Fees.  The Senior Unsecured Notes bear interest at 10.25% per year, payable semi-annually in arrears on February 1 and August 1. Alion pays interest to holders of record as of the immediately preceding January 15 and July 15. The Company must pay interest on overdue principal or interest at 11.25% per annum to the extent lawful.

Covenants.  As of September 30, 2008, the Company was in compliance with the covenants set forth in the Company’s Indenture with respect to the Company’s 10.25% Senior Unsecured Notes. The Company’s Indenture does not contain any financial covenants.

The Company is subject to a covenant under its Indenture that restricts the Company’s ability to incur additional indebtedness. The Company and its Restricted Subsidiaries are prohibited from issuing, incurring, assuming, guaranteeing, and otherwise becoming liable for any Indebtedness as defined under the Indenture unless the Company’s ratio of Adjusted EBITDA to Consolidated Interest Expense (each as defined in the Indenture) exceeds 2.0 to 1.0. Even if the Company’s Adjusted EBITDA to Consolidated Interest Expense does not exceed 2.0 to 1.0, the Company may incur other permitted indebtedness which includes:

•	Indebtedness incurred pursuant to the Senior Credit Facility and certain other contracts up to $360 million less principal repayments made under that indebtedness

•	Permitted inter-company indebtedness

•	The Company’s 10.25% notes

•	Indebtedness pre-existing the issuance of the Company’s 10.25% notes

•	Permitted Indebtedness of acquired subsidiaries

•	Permitted refinancing Indebtedness

•	Indebtedness under hedging agreements

•	Performance, bid, appeal and surety bonds and completion guarantees

•	Ordinary course insufficient funds coverage

•	Guarantees in connection with permitted refinancing indebtedness

•	Indebtedness of non-U.S. subsidiaries incurred for working capital purposes

•	Indebtedness incurred for capital expenditure purposes and indebtedness for capital and synthetic leases not exceeding in the aggregate $25 million and 2.5% of the Company’s Total Assets as defined in the Indenture

•	Permitted subordinated indebtedness of the Company or any Restricted Subsidiary incurred to finance a permitted acquisition, certain permitted transactions involving the ESOP and refinancing indebtedness of acquired non-U.S. subsidiaries in an amount not exceeding in the aggregate $35 million

•	Reimbursement obligations with regard to letters of credit

•	Certain agreements in connection with the acquisition of a business as long as the liabilities incurred in connection therewith are not reflected on the Company’s balance sheet

•	Certain deferred compensation agreements

•	Certain other indebtedness not exceeding $35 million.

The Company is subject to a covenant under its Indenture that restricts the Company’s ability to declare and pay any cash dividend or other distribution with regard to any equity interest in the Company, make any repurchase or redemption of any equity interest of the Company, make any repurchase or redemption of subordinated indebtedness, and make certain investments, except that the Company may make such payments in limited amounts if the Company’s ratio of Adjusted EBITDA to Consolidated Interest Expense exceeds 2.0 to 1.0 subject to certain limitations. Even if the Company’s Adjusted EBITDA to Consolidated Interest Expense does not exceed 2.0 to 1.0, the Company may make or pay:

•	Restricted Payments out of substantially concurrent contributions of equity to the Company and substantially concurrent incurrences of permitted indebtedness

•	Certain limited and permitted dividends

•	Certain repurchases of the Company’s equity securities deemed to occur upon exercise of stock options or warrants

•	Cash payments in lieu of the issuance of fractional shares in connection with the exercise of warrants, options or other securities convertible into or exchangeable for the Company’s equity securities

•	The required premium payable on the Senior Unsecured Notes in connection with a change of control of the Company

•	Certain permitted inter-company subordinated obligations

•	Certain repurchases and redemptions of subordination obligations of the Company or a Subsidiary Guarantor from Net Available Cash (as defined in the Indenture)

•	Repurchases of subordinated obligations in connection with an asset sale to the extent required by the Indenture

•	The redemption or repurchase for value of any Company equity securities for former Company employees who were also former Joint Spectrum Center employees after voluntary or involuntary termination of employment with the Company

•	Certain permitted transactions with the ESOP not exceeding $25 million in the aggregate

•	Certain other payments not exceeding $30 million in the aggregate.

The Indenture restricts the Company’s ability to engage in other transactions including restricting the ability of subsidiaries to make distributions and pay dividends to parents, merging or selling all or substantially all of the Company’s assets, making certain issuances of Subsidiary equity securities, engaging in certain transactions with affiliates, incurring liens, entering into sale lease-back transactions and engaging in business unrelated to the Company’s business at the time the Company issued the Senior Unsecured Notes.

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

Change of Control.  Upon a change in control, each Senior Unsecured Note holder has the right to require Alion to repurchase its notes at 101% of principal plus accrued and unpaid interest. Any of the following events constitutes a change in control:

•	subject to certain exceptions, a person, other than the ESOP Trust, is or becomes the beneficial owner, directly or indirectly, of more than 35% of the total voting power or voting stock of Alion;

•	individuals who constituted Alion’s board of directors on the date the Senior Unsecured Notes were issued, cease for any reason to constitute a majority of the Company’s board of directors;

•	adoption of a plan relating to Alion’s liquidation or dissolution; and

•	subject to certain exceptions, merger or consolidation of the Company with or into another person or merger of another person with or into the Company, or sale of all or substantially all of Alion’s assets.

Optional Redemption.  Prior to February 1, 2011, the Company may redeem all, but not less than all, the Senior Unsecured Notes at 100% of principal plus accrued and unpaid interest to the redemption date plus an applicable make-whole premium as of the redemption date.

In addition, prior to February 1, 2010, subject to certain conditions, the Company may use proceeds of a qualified equity offering to redeem up to $87.5 million of Senior Unsecured Notes at 110.25% of aggregate principal of notes actually redeemed, plus unpaid interest accrued to the redemption date.

On or after February 1, 2011, the Company may redeem some or all of its Senior Unsecured Notes at a percentage of principal set out below, plus unpaid interest accrued to the redemption date, during each of the 12-month periods beginning February 1 of the years set out below:

Percentage of
Year	Principal

2011	105.125%
2012	102.563%
2013 and thereafter	100.000%

During the remainder of fiscal year 2009 and the next six fiscal years the Company expects that at a minimum, it will have to make the following estimated interest and principal payments.

	7-Fiscal Year Period
	2009*	2010	2011	2012	2013	2014	2015
	($ In thousands)

Bank revolver
— Interest(1)	$585	$983	$710	$483	$482	$253	$253
Senior Term Loan
— Interest(2)	5,696	22,759	22,525	22,352	7,820	—	—
— Principal(3)	1,216	2,433	2,433	2,433	229,297	—	—
Senior Unsecured Notes
— Interest	12,812	25,625	25,625	25,625	25,625	25,625	12,813
— Principal	—	—	—	—	—	—	250,000
Subordinated Note
— Interest	1,560	3,187	3,332	3,537	4,254	—	—
— Principal	—	3,000	3,000	2,000	70,311	—	—

Total cash — pay interest	20,653	52,554	52,192	51,997	38,181	25,878	13,066
Total cash — pay principal	1,216	5,433	5,433	4,433	299,608	—	250,000

Total	$21,869	$57,987	$57,625	$56,430	$337,789	$25,878	$263,066

*	Estimated interest and principal payments for the remainder of fiscal year 2009.

(1)	Alion anticipates regularly accessing a $50.0 million revolving credit facility to finance working capital. Alion’s existing Revolver expires in August 2009. The Company expects to replace it with a similar facility continuing through 2013. Alion estimates the average revolver balance will be $10.0 million for fiscal year 2009; $8.0 million for fiscal year 2010, $5.0 million for 2011, $2.5 million for 2012 and 2013 and minimal thereafter. Interest expense includes estimated fees for the unused balance of a $50.0 million revolving credit facility. The Company estimates the effective average cash-pay interest rate, excluding fees for the unused balance on the Revolver, will be 9.5% for all periods presented.

(2)	Alion estimates its average annual Senior Term Loan balance will be: $238.1 million, $235.7 million, $233.3 million, $230.8 million, and $81.0 million for fiscal years 2009 through 2013. The Senior Term Loan matures February 2013. The Company expects it will need to refinance the Senior Term Loan prior to maturity and forecasts interest expense to continue at existing levels based on Alion’s current minimum interest rate of 9.5%.

(3)	The Senior Credit Facility requires Alion to repay approximately 1.0% of the Senior Term Loan principal annually. On a cumulative basis, Alion is required to pay approximately 4.3% of principal through the first quarter of fiscal year 2013. The remaining balance is due on February 6, 2013, the Senior Term Loan maturity date. The table reflects the balance drawn of $237.8 million as of March 31, 2009, payments of approximately $2.4 million each fiscal year from 2009 through 2012, an approximate $0.6 million payment in the first quarter of fiscal 2013, and approximately $228.7 million in remaining principal due February 6, 2013. If Alion generates excess cash flow in a given fiscal year, issues or incurs certain debt or sells certain assets, the Senior Credit Facility requires the Company to prepay a portion of the principal. As of March 31, 2009, no mandatory prepayments are due.

Contingent Obligations

Earn-outs

Alion’s LogConGroup earn-out obligation continues through September 2013. The maximum earn-out is $900 thousand based on revenue from potential logistics contracts. In the six months ended March 31, 2009, Alion recognized no LogConGroup earn out. Management believes realization of this earn-out will not have a material effect on Alion’s financial position, results of operations, or liquidity. No other acquisition related earn-out obligations remain.

Other Contingent obligations which will impact the Company’s cash flow

Other contingent obligations which will impact Alion’s cash flow include:

•	IIT’s Subordinated Note warrant put rights;

•	Stock-based and long-term incentive compensation plan obligations; and

•	ESOP share repurchase and diversification obligations.

As of March 31, 2009, Alion had spent a cumulative total of $69.7 million to repurchase shares of its common stock to satisfy ESOP distribution and diversification requests from former employees and Plan beneficiaries. In 2008, the Company changed its prior practice of immediately paying out all distribution requests in full. In March 2008, Alion began paying ESOP beneficiaries over the five-year distribution period permitted by ERISA and the terms of the Plan. Alion intends to continue this practice for the foreseeable future in part to offset the cash flow effects of annual employee diversification requests that began in fiscal 2008 and which are expected to continue for the foreseeable future.

	Number of Shares		Total Value
	Repurchased		Purchased
Date	Fiscal 2009	Share Price	Fiscal 2009
			(In thousands)

December 2008	233	$38.35	$9
March 2009	189,038	$38.35	7,250

Total	189,271		$7,259

Alion believes cash flow from operations and cash available under current and anticipated revolving credit facilities will provide sufficient capital to fulfill current business plans and fund working capital needs for at least the next 24 months. The Company intends to focus on organic growth and improving processes and margins.

Although Alion expects to have positive annual operating cash flow, it will need to generate significant additional revenue beyond current levels and earn net income in order to pay Senior Credit Facility principal and interest, the Senior Unsecured Notes, the Subordinated Note and Warrants, and satisfy ESOP repurchase and diversification obligations. Alion is negotiating with existing and potential lenders to refinance or replace its existing revolving credit facility prior to August 2009. The Company does not yet know the terms under which it will be able to replace or continue its existing revolver. Despite the current state of the credit markets, Management does not expect that the interest rate on renewal or replacement of the Revolver will have a material coupon rate materially greater than the current rate. Therefore, Management does not believe that renewal or extension of the Revolver will materially affect the Company’s cash flows or results of operations.

The Senior Credit Facility and Indenture allow Alion to make certain permitted acquisitions, and the Company intends to use its available financing to do so. Alion plans to refinance the Senior Term Loan and the Subordinated Note before they mature. The Company is uncertain whether, when and under what terms it will be able to refinance these obligations.

If plans or assumptions change, if assumptions prove inaccurate, if Alion consummates additional or larger investments in or acquisitions of other companies than are currently planned, if the Company experiences unexpected costs or competitive pressures, or if existing cash and projected cash flows from operations prove insufficient, the Company may need to obtain greater amounts of additional financing and sooner than expected. While Alion intends only to enter into new financing or refinancing it considers advantageous, given the current state of the credit markets, the Company cannot be certain sources of financing will be available in the future, or, if available, that financing terms would be favorable.

Recently Issued Accounting Pronouncements

In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” and in April 2009, issued FASB Staff Position (FSP) FAS 141-R(1) effective for fiscal years beginning after December 15, 2008 (collectively SFAS 141-R). The new standard is based on a fair value model and requires an acquirer to measure all assets acquired and liabilities assumed at their respective fair values at the date of acquisition. This includes measuring noncontrolling (minority) interests at fair value. SFAS 141R establishes principles and requirements for recognizing and measuring goodwill arising from a business combination, and any gain from a bargain purchase. SFAS 141R establishes new disclosure standards and significantly alters the accounting for in-process research and development and restructuring costs. It requires expensing of acquisition-related costs as incurred. Transactions consummated after the effective date of SFAS 141R apply the new standard prospectively. Existing guidance in SFAS 141 applies to business combinations consummated prior to the effective date of SFAS 141R.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” (SFAS 160) which amends Accounting Research Bulletin No. 51 and provides accounting and reporting standards for noncontrolling (minority) interests in a subsidiary and deconsolidation of a subsidiary. SFAS 160 requires noncontrolling interests to be presented separately within equity in the consolidated statement of financial position. Consolidated net income attributable to the parent and noncontrolling interests are to be separately presented on the face of the statement of operations. A change in ownership that does not affect control of a subsidiary is to be accounted for as an equity transaction. A change in ownership that affects control results in recognition of a gain or loss and re-measurement at fair value of any remaining noncontrolling interest. Because SFAS 160 requires that a noncontrolling interest continue to be attributed its share of losses, a noncontrolling interest could have a negative carrying balance.

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

Factors that could cause actual results to differ materially from anticipated results include, but are not limited to:

•	changes to the ERISA laws related to the KSOP;

•	changes to Alion’s subchapter S status, or any change in Alion’s effective tax rate;

•	additional costs to comply with the Sarbanes-Oxley Act of 2002, including any changes in SEC rules, and other corporate governance requirements;

•	failure of government customers to exercise contract options;

•	U.S. government project funding decisions;

•	government contract bid protest and termination risks;

•	competitive factors such as pricing pressures and/or competition to hire and retain employees;

•	results of current and/or future legal proceedings and government agency proceedings which may arise out of Alion’s operations and attendant risks of fines, liabilities, penalties, suspension and/or debarment;

•	undertaking acquisitions that increase costs or liabilities or are disruptive;

•	taking on additional debt to fund acquisitions;

•	failing to adequately integrate acquired businesses;

•	material changes in laws or regulations affecting Alion’s businesses;

•	other risk factors discussed in the Company’s annual report on Form 10-K for the year ended September 30, 2008 filed with the SEC on December 23, 2008.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s view only as of May 14, 2009. The Company undertakes no obligation to update any of the forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise. This discussion addresses only continuing operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

The Company is exposed to interest rate risk principally for debt incurred to finance its acquisitions, its periodic borrowings and related debt amendments, and re-financings. The balance on the $50.0 million Revolver bears interest at variable rates currently based on Credit Suisse’s (CS) prime rate (with a minimum of 4.5%) plus a maximum spread of 500 basis points. The Senior Term Loan bears interest at variable rates currently tied to the Eurodollar rate (with a minimum of 3.5%) plus 600 basis points. Such variable rates increase the risk that interest charges will increase materially if market interest rates increase. The current interest rate spreads exceed the spreads that were in effect in fiscal year 2008. The approximate impact of a 1% increase in the interest rate, as applied to principal balances drawn under the Senior Credit Facility would be $1.2 million, $2.4 million, $2.3 million, $2.3 million, and $1.1 million for the balance of fiscal year 2009 and fiscal years ending 2010 through 2013.

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

Risk associated with value of Alion common stock

Changes in the fair market value of Alion’s common stock affect the economic basis for the Company’s estimated warrant liability. The value of Alion’s warrant liability would increase by approximately $4.9 million if the price of the Company’s stock were to increase by 10% and would decrease by approximately $4.8 million if the price of the Company’s stock were to decrease by 10%. Such changes would be reflected in interest expense in Alion’s consolidated statements of operations.

Changes in the fair market value of Alion’s stock also affect the Company’s estimated ESOP share repurchase obligations and stock-based compensation obligations under existing phantom stock and stock appreciation rights plans. Several factors affect the timing and amount of these obligations, including: the number of employees who seek to redeem shares of Alion stock following termination of employment, and the number of individuals who exercise their rights under the stock appreciation and phantom stock programs during any particular time period.

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

Changes in Internal Control Over Financial Reporting.  There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 15d — 15(f) under the Exchange Act) during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes to the risk factors Alion disclosed in its Annual Report on Form 10-K for the year ended September 30, 2008.

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

Date: May 14, 2009