Form 10-Q
period 2009-06-30
ALION SCIENCE & TECHNOLOGY CORP
filed 2009-08-07
CIK 1166568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009.
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☑ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of Alion Science and Technology Corporation
Common Stock as of August 7, 2009, was: Common Stock 5,264,625

ALION SCIENCE AND TECHNOLOGY CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2009

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ALION SCIENCE AND TECHNOLOGY CORPORATION
Condensed Consolidated Balance Sheets (unaudited)
As of June 30, 2009 and September 30, 2008

	June 30,	September 30,
	2009	2008
	(In thousands, except share and per
	share information)
Current assets:

Cash and cash equivalents	$2,190	$16,287
Accounts receivable, net	176,586	168,451
Stock subscriptions receivable	—	2,669
Prepaid expenses and other current assets	4,237	3,135

Total current assets	183,013	190,542
Property, plant and equipment, net	15,506	18,601
Intangible assets, net	31,512	41,248
Goodwill	398,871	398,871
Other assets	6,775	6,684

Total assets	$635,677	$655,946

Current liabilities:
Interest payable	$15,412	$6,543
Current portion, senior term loan payable	2,389	2,389
Interest rate swap liability	—	4,629
Current portion of subordinated note payable	3,000	3,000
Current portion, acquisition obligations	—	50
Trade accounts payable	40,852	57,164
Accrued liabilities	44,336	39,227
Accrued payroll and related liabilities	48,343	41,557
Billings in excess of revenue earned	3,872	2,708

Total current liabilities	158,204	157,267
Senior term loan payable, excluding current portion	229,387	229,831
Senior unsecured notes	245,020	244,355
Subordinated note payable	45,294	42,656
Accrued compensation, excluding current portion	5,063	11,305
Accrued postretirement benefit obligations	656	627
Non-current portion of lease obligations	6,652	6,260
Redeemable common stock warrants	33,258	39,996
Redeemable common stock, $0.01 par value, 8,000,000 shares authorized, 5,264,725 and 5,229,756 shares issued and outstanding at June 30, 2009 and September 30, 2008	180,580	200,561
Accumulated other comprehensive loss	(36)	(36)
Accumulated deficit	(268,401)	(276,876)

Total liabilities, redeemable common stock and accumulated deficit	$635,677	$655,946

See accompanying notes to condensed consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION
Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands, except share and per share information)
Contract revenue	$204,160	$185,876	$588,385	$558,264
Direct contract expense	157,666	142,862	452,123	426,274

Gross profit	46,494	43,014	136,262	131,990

Operating expenses:
Indirect contract expense	9,443	10,410	27,899	31,369
Research and development	223	359	370	815
General and administrative	17,253	15,298	40,852	48,004
Rental and occupancy expense	8,169	7,979	24,375	23,392
Depreciation and amortization	5,156	5,313	14,662	15,673

Total operating expenses	40,244	39,359	108,158	119,253

Operating income	6,250	3,655	28,104	12,737
Other income (expense):
Interest income	15	92	63	364
Interest expense	(15,766)	(12,332)	(40,098)	(39,439)
Other	90	706	(32)	(41)
Gain on sale of non-operating assets	(19)	—	(19)	—

Total other expenses	(15,680)	(11,534)	(40,086)	(39,116)

Loss before income taxes	(9,430)	(7,879)	(11,982)	(26,379)

Income tax benefit (expense)	(7)	(14)	44	(25)

Net loss	$(9,437)	$(7,893)	$(11,938)	$(26,404)

Basic and diluted loss per share	(1.79)	(1.55)	(2.28)	(5.24)

Basic and diluted weighted average common shares outstanding	5,240,778	5,104,958	5,264,762	5,043,375

See accompanying notes to condensed consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended June 30,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net loss	$(11,938)	$(26,404)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,662	15,673
Bad debt expense	760	(146)
Loss on sale of non-operating assets	19	—
Accretion of debt to face value	1,769	760
Amortization of debt issuance costs	2,045	1,325
Change in fair value of redeemable common stock warrants	(6,738)	436
Stock-based compensation	(5,353)	5,686
Loss on interest rate swap	18	276
Changes in assets and liabilities:
Accounts receivable	(8,895)	(21,133)
Other assets	(1,214)	(485)
Trade accounts payable	(16,310)	6,834
Accrued liabilities	16,331	10,789
Interest payable	8,869	902
Other liabilities	5,454	3,038

Net cash used in operating activities	(521)	(2,449)
Cash flows from investing activities:
Cash paid for acquisitions-related obligations	(166)	(7,946)
Capital expenditures	(1,789)	(4,091)

Net cash used in investing activities	(1,955)	(12,037)
Cash flows from financing activities:
Cash (paid for) received from interest rate swap	(4,647)	969
Payment of senior term loan principal	(1,825)	(1,855)
Payment of subordinated note principal	(3,000)	—
Revolver borrowings	349,925	361,755
Revolver payments	(349,925)	(360,155)
Loan to ESOP Trust	(5,936)	(3,369)
ESOP loan repayment	5,936	3,369
Redeemable common stock purchased from ESOP Trust	(7,264)	(1,250)
Redeemable common stock sold to ESOP Trust	5,115	3,377

Net cash (used in) provided by financing activities	(11,621)	2,841
Net decrease in cash and cash equivalents	(14,097)	(11,645)
Cash and cash equivalents at beginning of period	16,287	11,684

Cash and cash equivalents at end of period	$2,190	$39

Supplemental disclosure of cash flow information:
Cash paid for interest	$30,284	$33,477
Cash paid (received) for taxes	$(104)	$67
Non-cash financing activities:
Common stock issued to ESOP Trust in satisfaction of employer contribution liability	$5,043	$5,043
See accompanying notes to condensed consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
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

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
Alion recognizes revenue on cost-reimbursement contracts as it incurs costs and includes estimated fees earned. The Company recognizes time-and-material contract revenue at negotiated, fixed, contractually billable rates as it delivers labor hours and incurs other direct expenses. Alion uses various performance measures under the percentage of completion method to recognize revenue for fixed-price contract revenue. Estimating contract costs at completion and recognizing revenue appropriately involve significant management estimates. Actual costs may differ from estimated costs and affect estimated profitability and timing of revenue recognition. From time to time, facts develop that require the Company to revise its estimated total costs or expected revenues. The Company records the cumulative effect of revised estimates in the period in which the facts requiring revised estimates become known. Alion recognizes the full amount of anticipated losses on any type of contract in the period in which the loss becomes known. The cumulative effects of revised estimates were immaterial to the Company’s financial performance for each of the fiscal 2008 periods presented. The Company recognized approximately $1.3 million for anticipated and actual losses in the current fiscal year for cost overruns on fixed price contracts and revised contract estimates. The Company did not change its loss provisions in the third quarter.
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

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
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
The Company operates in one segment and tests goodwill at the reporting unit level. Management has identified three reporting units for the purpose of testing goodwill for impairment. The reporting units are based on administrative organizational structure and the availability of discrete financial information consistent with the requirements of paragraphs 30- 36 of SFAS 142. Each reporting unit provides a similar range of scientific, engineering and analytical services to departments and agencies of the U.S. government and commercial customers. The Company employs a reasonable, supportable and consistent method to assign goodwill to reporting units expected to benefit from the synergies arising from acquisitions. Alion determines reporting unit goodwill in a manner similar to the way it determines goodwill in a purchase allocation by using fair value to determine reporting unit “purchase price”, assets, liabilities and goodwill, in accordance with SFAS No. 141R, Business Combinations. Reporting unit residual fair value after this allocation is the implied fair value of reporting unit goodwill. The Company’s reporting units remained consistent in structure for all periods presented. From September 2007 to September 2008, goodwill increased by approximately $2.9 million for contingent consideration recognized for earlier acquisitions. There were no changes to goodwill in the nine months ended June 30, 2009. The Company allocated changes in goodwill carrying value to reporting units based on acquisitions attributable to each unit’s current structure.
The Company performs its own independent analysis to determine whether goodwill is potentially impaired. The Company performs discounted cash flow and market-multiple-based analyses to estimate the enterprise fair value of Alion and its reporting units and the fair value of reporting unit goodwill in order to test goodwill for potential impairment. Management independently determines the rates and assumptions it uses to perform its goodwill impairment analysis. Management compares forecast revenue to contract backlog and proposal backlog to assess the probability of future contracts and revenue and to evaluate the recoverability of goodwill. September 2008 contract backlog was more than six times trailing twelve month revenue.
Alion’s cash flow analysis depends on several significant management inputs and assumptions. Management uses observable inputs, rates and assumptions generally consistent with those used by the independent third party to prepare the valuation report for the ESOP Trustee. Management’s cash flow analysis includes the following significant inputs and assumptions: estimated future revenue and revenue growth; estimated future operating margins and EBITDA; observable market multiples for comparable companies; and a discount rate consistent with a market-based weighted average cost of capital. Management includes EBITDA in its analysis in order to use publicly available valuation data.
In the Company’s most recent impairment testing, market multiples for trailing twelve month EBITDA for comparable companies (publicly traded professional services government contractors) ranged from a low of 9.4 to a high of 16.7, with a median value of 12.4. Market multiples for trailing twelve month revenue ranged from a low of 0.72 to a high of 1.75, with a median value of 1.02. Management used median market multiples and a weighted average cost of capital rate of 12% derived from market-based inputs, the tax-effected interest cost of Alion’s outstanding debt and a hypothetical market participant capital structure. Management estimates future years’ EBITDA based on Alion’s historical adjusted EBITDA as a percentage of revenue. Consistent with industry norms, Management estimated future revenue would grow 7%-10% annually. Prior year market multiples for trailing twelve month EBITDA for comparable professional services government contractors ranged from a low of 8.1 to a high of 12.4, with a median value of 9.7. Prior year market multiples for trailing twelve month revenue ranged from a low of 0.88 to a high of 1.59, with a median value of 1.09. The prior year weighted average cost of capital rate was 12.5% derived from market-based inputs, the tax-effected interest cost of Alion’s outstanding debt and a hypothetical market participant capital structure. There were no changes to the methods used to evaluate goodwill in prior periods. Changes in one or more inputs could materially alter the calculation of Alion’s enterprise fair value and thus the Company’s determination of whether its goodwill is potentially impaired. A hypothetical 10% increase or decrease in the weighted average cost of capital rate at September 30, 2008 would have produced a corresponding approximate 3% decrease or increase in estimated enterprise value. Discounted cash flow enterprise value at September 30, 2008, exceeded market-multiple based enterprise value by approximately 6%.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
Management reviews the Company’s internally computed enterprise fair value to confirm the reasonableness of the Company’s analysis and compares the results of its independent analysis with the results of the independent third party valuation report prepared for the ESOP Trustee. Management compares each reporting unit’s carrying amount to its estimated fair value. If a reporting unit’s carrying value exceeds its estimated fair value, the Company compares the reporting unit’s goodwill carrying amount with the corresponding implied fair value of its goodwill. If the carrying amount of reporting unit goodwill exceeds its fair value, the Company recognizes an impairment loss to the extent that the carrying amount of goodwill exceeds implied fair value.
Alion completed its most recent goodwill impairment analysis in the fourth quarter of fiscal year 2008 and concluded no goodwill impairment existed as of September 30, 2008. As of September 30, 2008, the estimated fair value of each reporting unit substantially exceeded its carrying value. Given the results of the Company’s impairment testing under step one; it is unlikely that a reasonably likely change in assumptions would have triggered an impairment. A hypothetical 10% decrease in fair value would not have resulted in impairment to goodwill for any reporting unit or triggered the need to perform additional step two analyses for any reporting unit.
There were no significant events in the nine months ended June 30, 2009, that indicated impairment to goodwill as of June 30, 2009. Intangible assets are amortized as economic benefits are consumed over their estimated useful lives.

Purchased contracts	1 – 13 years
Internal use software and engineering designs	2 – 3 years
Non-compete agreements	3 – 6 years
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
At each reporting date Alion is required to increase or decrease the reported value of its outstanding common stock to reflect its estimated redemption value. Management estimates the value of this liability in part by considering the most recent price at which the Company was able to sell shares to the ESOP Trust (current share price times total shares issued and outstanding). In its fiduciary capacity the ESOP Trustee is independent of the Company and its management. Consistent with its fiduciary responsibilities, the ESOP Trustee retains an independent third party valuation firm to assist it in determining the fair market value (share price) at which the Trustee may acquire or dispose of investments in Alion common stock. The Audit and Finance Committee of Alion’s Board of Directors reviews the reasonableness of the liability Management has determined is appropriate for the Company to recognize in its financial statements for outstanding redeemable common stock. The Audit and Finance Committee considers various factors in its review, including, in part, the most recent valuation report and the share price selected by the ESOP Trustee.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
Alion records changes in the reported value of its outstanding common stock through an offsetting charge or credit to accumulated deficit. The Company decreased its liability for redeemable common stock by approximately $20.4 million for the nine months ended June 30, 2009. The accumulated deficit at June 30, 2009 included $89.2 million for changes in the Company’s share redemption liability. Outstanding redeemable common stock had an aggregate fair value of approximately $180.6 million as of June 30, 2009.
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
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”) which sets out requirements for disclosing and accounting for events that occur after an entity’s balance sheet date but before financial statements are issued or available to be issued. Alion adopted SFAS 165 in the third quarter of fiscal 2009 with no material effect on its consolidated financial statements. Management evaluated subsequent events through August 7, 2009, the date the Company is issuing its financial statements and included required disclosures in Note 21.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168 (SFAS 168), The FASB Accounting Standards Codification (ASC) and the Hierarchy of Generally Accepted Accounting Principles (GAAP), a replacement of FASB Statement No. 162. SFAS 168 establishes the ASC as the sole source of authoritative GAAP in the United States, other than rules and interpretive releases issued by the SEC. The ASC is a reorganization of current GAAP into a topical format that eliminates the current GAAP hierarchy. Instead it establishes instead two levels of guidance — authoritative and non-authoritative. All non-grandfathered, non-SEC accounting literature not included in the ASC will become non-authoritative. The primary goal of the ASC is to simplify access to all authoritative GAAP, providing in one place, all authoritative literature related to a particular accounting topic. The ASC will be effective for interim and annual periods ending after September 15, 2009. The ASC is not intended to change existing GAAP. Therefore Management does not expect the ASC will affect Alion’s consolidated financial position, results of operations or cash flows.
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
(4) Postretirement Benefits
Alion sponsors a medical benefits plan providing medical, dental, and vision coverage to eligible former employees who met certain age and service requirements and retired by December 31, 2007. Alion is self-insured with a stop-loss limit under an insurance agreement. The plan provides benefits until age 65 and beginning January 2009 requires employees to pay 100% of expected health care premiums. A small, closed group of employees eligible for coverage after age 65 contributes a smaller fixed share of their health care premiums. Fiscal 2009 retiree contributions are estimated to be approximately $426 thousand. There were no plan assets as of June 30, 2009 or September 30, 2008. Alion uses a September 30 measurement date. At the September 30, 2008 measurement date, the Company recognized a $36 thousand charge to other comprehensive income for the excess of its accrued postretirement benefit obligation over its accrued postretirement benefit cost.
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
The Company can choose whether to distribute cash or shares of Alion common stock. If Alion distributes common stock to a participant or beneficiary, the IRC and ERISA require that it provide a put option to permit a recipient to sell the stock to the Company at the estimated fair value price per share based on the most recent price at which the Company was able to sell shares to the ESOP Trust ($34.30 at March 31, 2009 and $38.35 at September 30, 2008). Consistent with its duty of independence from Alion Management and its fiduciary responsibilities, the ESOP Trustee retains an independent third party valuation firm to assist it in determining the fair market value (share price) at which the Trustee may acquire or dispose of investments in Alion common stock. The Audit and Finance Committee of Alion’s Board of Directors reviews the reasonableness of the liability for outstanding redeemable common stock that Management has determined is appropriate for the Company to recognize in its financial statements. The Audit and Finance Committee considers various factors in its review, including in part, the valuation report and the share price selected by the ESOP Trustee. Management considers the share price selected by the ESOP Trustee along with other factors, to assist in estimating Alion’s aggregate liability for outstanding redeemable common stock owned by the ESOP Trust. Certain participants who beneficially acquired shares of Alion common stock on December 20, 2002, have the right to sell such shares distributed from their accounts at the greater of the then current estimated fair value per share or the original $10.00 purchase price.
Although the Company and the ESOP retain the right to delay distributions consistent with the terms of the Plan, and to control the circumstances of future distributions, eventual redemption of shares of Alion common stock is deemed to be outside the Company’s control.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
(7) Accounts Receivable
Accounts receivable at June 30, 2009 and September 30, 2008 consisted of the following:

	June 30,	September 30,
	2009	2008
	(In thousands)
Billed receivables	$104,672	$99,794
Unbilled receivables:
Amounts currently billable	26,621	37,883
Revenues recorded in excess of milestone billings on fixed price contracts	3,620	2,651
Revenues recorded in excess of estimated contract value or funding	32,093	18,925
Retainages and other amounts billable upon contract completion	13,952	13,160
Allowance for doubtful accounts	(4,372)	(3,962)

Total Accounts Receivable	$176,586	$168,451

Revenue recorded in excess of milestone billings on fixed price contracts is not yet contractually billable. Amounts currently billable consist principally of amounts to be billed within the next year. Any remaining unbilled balance including retainage is billable upon contract completion or completion of Defense Contract Audit Agency audits. Revenue recorded in excess of contract value or funding is billable upon receipt of contractual amendments or other modifications. Contract revenue recognized in excess of billings totaled approximately $76.3 million as of June 30, 2009 and included approximately $32.1 million for customer-requested work for which the Company had not received contracts or contract modifications. In keeping with industry practice, Alion classifies all contract-related accounts receivable as current assets based on contractual operating cycles which frequently exceed one year. Unbilled receivables are expected to be billed and collected within one year except for $14.0 million at June 30, 2009.
(8) Property, Plant and Equipment

	June 30,	September 30,
	2009	2008
	(In thousands)
Leasehold improvements	$9,934	$9,451
Equipment and software	32,062	31,393

Total cost	41,996	40,844
Less: accumulated depreciation and amortization	(26,489)	(22,243)

Net Property, Plant and Equipment	$15,506	$18,601

Depreciation and leasehold amortization expense for fixed assets was approximately $2.0 million and $1.6 million for the quarters ended June 30, 2009 and 2008 and $5.0 and $4.6 million for the nine months ended June 30, 2009 and 2008.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
(9) Goodwill and Intangible Assets
As of June 30, 2009, Alion recorded approximately $398.9 million in goodwill. There were no changes in the goodwill carrying amount during the nine months ended June 30, 2009.
Intangible assets consist primarily of contracts purchased from Anteon Corporation and obtained through the JJMA, BMH, WCI and MA&D acquisitions. Intangible assets as of June 30, 2009 and September 30, 2008 are as follows.

	June 30, 2009				September 30, 2008
				Weighted				Weighted
				Average				Average
				Remaining				Remaining
		Accumulated		Amortization		Accumulated		Amortization
	Gross	Amortization	Net	Period	Gross	Amortization	Net	Period

Purchased contracts	$111,635	$(80,834)	$30,801	6.1 yrs	$111,635	$(71,410)	$40,225	6.3 yrs
Internal use software and engineering designs	2,155	(1,471)	684	2.7 yrs	2,155	(1,178)	977	2.9 yrs
Non-compete agreements	725	(698)	27	1.6 yrs	725	(679)	46	1.8 yrs

Total	$114,515	$(83,003)	$31,512	6.0 yrs	$114,515	$(73,267)	$41,248	6.0 yrs

Amortization expense was approximately $3.1 million and $3.7 million for the quarters ended June 30, 2009 and 2008 and $9.7 million and $11.1 million for the nine months ended June 30, 2009 and 2008. Estimated aggregate amortization expense for the next five years and thereafter is as follows.

(In thousands)
For the remaining three months:
2009	$2,831
For the year ending September 30:
2010	10,985
2011	6,843
2012	5,767
2013	3,246
2014	879
Thereafter	961

$31,512

(10)	Long-Term Debt
Term B Senior Credit Facility
In December 2002, Alion entered into various debt agreements including a subordinated note and warrant agreement. In August 2004, Alion entered into a Term B senior secured credit facility (Senior Credit Facility) with a syndicate of financial institutions led by Credit Suisse which serves as arranger, administrative agent and collateral agent. Bank of America is syndication agent. The Senior Credit Facility includes a senior term loan (Senior Term Loan) and a revolving credit facility (Revolver). It has been amended several times to increase Senior Term Loan principal to approximately $237.2 million, extend Senior Term Loan maturity to February 2013 and set the Revolver limit to $40 million. The Senior Credit Facility includes a $110 million uncommitted incremental “accordion” facility that imposes a leverage-based test for future loans.
In September 2008, certain financial covenants and other terms changed. Amended covenants provide Alion greater flexibility through fiscal 2009. Interest rates increased to a minimum 3.50% Eurodollar rate plus 600 basis points, and a minimum 4.50% alternate base rate plus 500 basis points. The Senior Term Loan interest rate spread will increase if the Company refinances, replaces or extends the maturity of its existing Revolver and the new interest rate spread is more than 50 basis points higher than the then-current interest rate spread. The Senior Term Loan spread will increase by the difference in the new revolver’s higher interest rate spread less 50 basis points. Alion must use all (formerly half) of excess annual cash flow to prepay Senior Term Loan principal. Subject to certain conditions, Alion may incur additional second lien debt.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
Interest and Fees. The Senior Term Loan and Revolver can each bear interest at either of the floating rates discussed above. The Senior Term Loan is at the Eurodollar rate and the Revolver is at the alternate base rate based on Credit Suisse’s prime rate. As of September 30, 2008, the minimum interest rate on both the Revolver and the Senior Term Loan rose to 9.50% for Eurodollar and alternate base rate loans, and no longer depends on the Company’s leverage ratio. Through September 2008, the Senior Term Loan Eurodollar rate was 5.49% and the Revolver alternate base rate was 6.75%.
Other Fees and Expenses. Each quarter, Alion is required to pay a 50 basis point per year commitment fee on the prior quarter’s daily, unused Revolver and Senior Term Loan commitment balances. As of June 30, 2009, there was no balance outstanding on the Revolver. The Company had $3.0 million allocated to outstanding letters of credit. The Senior Term Loan was fully utilized. For the quarter ended June 30, 2009, the Company paid no Term Loan commitment fee and approximately $44 thousand in fees for the Revolver.
Alion is required to pay issuance and administrative fees, and a fronting fee of up to 25 basis points for each letter of credit issued under the Revolver. Each quarter, Alion is required to pay interest in arrears at the Revolver rate for all outstanding letters of credit. The Company is also required to pay an annual agent’s fee under the Senior Credit Facility.
Financial Covenants. As of June 30, 2009, the Company was in compliance with Senior Credit Facility financial covenants.
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
Interest Payable
Interest Payable consisted of the following balances:

	June 30,	September 30,
	2009	2008
	(In thousands)
Senior Unsecured Notes	$10,677	$4,271
Senior Term Loan	3,951	2,272
Subordinated Note Payable	784	—

Total	$15,412	$6,543

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

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
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
As of June 30, 2009, the remaining fiscal year principal repayments (at face amount before debt discount) for outstanding indebtedness are as follows:

	2009	2010	2011	2012	2013	2014	2015	Total
	(In thousands)
Senior Term Loan (1)	$608	$2,433	$2,433	$2,433	$229,297	$—	$—	$237,204
Senior Unsecured Notes (2)	—	—	—	—	—	—	250,000	250,000
Subordinated Seller Note (3)	—	3,000	3,000	2,000	70,311	—	—	78,311

Total Principal Payments	$608	$5,433	$5,433	$4,433	$299,608	$—	$250,000	$565,515

1.	The table does not include any Senior Credit Facility principal pre-payments. The timing and amounts of such payments are uncertain. The total on the face of the balance sheet for the Senior Term Loan includes approximately $237.2 million in principal and $5.4 million in unamortized debt issue costs as of June 30, 2009. Debt issue costs for the original loan and subsequent modifications totaled $12.5 million. The Company anticipates it will need to refinance the Senior Credit Facility before it matures.

2.	The Senior Unsecured Notes on the face of the balance sheet include $250 million in principal and $5.0 million in unamortized debt issue costs as of June 30, 2009 (originally $7.1 million).

3.	The Subordinated Note on the face of the balance sheet includes approximately $10.8 million of unamortized original issue discount for the fair value of the detachable warrants Alion issued in December 2002 and the warrants Alion issued for the September 2008 amendment. The first set of warrants had an initial fair value of approximately $7.1 million. The amendment to the first set of warrants had an initial fair value of $1.3 million and the additional warrants had an initial fair value of approximately $9.0 million. The Company recognized original issue discount for the fair value of the warrants in accordance with Emerging Issues Task Force Issue 00-19 Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock.

(11)	Fair Value Measurement
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

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a fair value hierarchy and a framework which requires categorizing assets and liabilities into one of three levels based on the assumptions (inputs) used in valuing the asset or liability. Level 1 provides the most reliable measure of fair value, while Level 3 generally requires significant management judgment. Level 1inputs are unadjusted, quoted market prices in active markets for identical assets or liabilities. Level 2 inputs are observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets. Level 3 inputs include unobservable inputs that are supported by little, infrequent, or no market activity and reflect management’s own assumptions about inputs used in pricing the asset or liability. The Company uses the following valuation techniques to measure fair value.
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
Level 3 consists of unobservable inputs. The Company’s warrants are classified as a Level 3 liability. Assets and liabilities are considered Level 3 when their fair value inputs are unobservable or not available, including situations involving limited market activity, where determination of fair value requires significant judgment or estimation. At June 30, 2009, the Company measured outstanding warrants at fair value based on the underlying estimated fair value of a share of Alion common stock as of March 31, 2009 the valuation most recently performed for the ESOP Trustee and approved by the Board of Directors ($34.30 per share), a risk-free U.S. Treasury interest rate for a comparable investment period (1.53%) and 38% equity volatility factor based on the historical volatility of the common stock of publicly-traded companies considered to be comparable to Alion. Valuations techniques utilized in the fair value measurement of assets and liabilities presented on the Company’s balance sheet were unchanged from previous practice during the reporting period.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents information about the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis as of June, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Level 1	Level 2	Level 3
Liabilities:
Redeemable common stock warrants	$—	$—	$(33,258)

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
The table below provides a summary of the changes in fair value of all financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended June 30, 2009.

	Quarter ended	Nine Months ended
	June 30, 2009	June 30, 2009
	Redeemable Common
	Stock Warrants

Balance, beginning of period	$(33,098)	$(39,996)
Total realized and unrealized gains and (losses)
Included in interest expense	(160)	6,738
Included in other comprehensive income (loss)
Issuances and settlements
Transfers in (out)

Balance, end of period	$(33,258)	$(33,258)

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
(13) Redeemable Common Stock Warrants
Alion uses an option pricing model to estimate the fair value of its redeemable common stock warrants. Management considers the share price selected by the ESOP Trustee along with other factors, to assist in estimating the Company’s aggregate liability for outstanding redeemable common stock warrants. The Audit and Finance Committee of Alion’s Board of Directors reviews the reasonableness of the liability for redeemable common stock warrants that Management has determined is appropriate for the Company to recognize in its financial statements. The Audit and Finance Committee considers various factors in its review, including risk free interest rates, volatility of the common stock of comparable publicly traded companies, and in part, the valuation report prepared for the ESOP Trustee and the share price selected by the ESOP Trustee.
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
In August 2008, Alion issued an additional 550,000 redeemable common stock warrants at an exercise price of $36.95 per share. The Company issued the second set of warrants to IIT in connection with the Subordinated Note amendment. The December 2002 and August 2008 warrants are currently exercisable at the current fair value per share of Alion common stock, less the exercise price. Both sets of warrants expire September 5, 2013. The Company recognized approximately $10.3 million in debt issue costs for the fair value of the August 2008 warrants and the amendment to the December 2002 warrants.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
Alion has classified the warrants as debt instruments and not as equity, in accordance with Emerging Issues Task Force Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’ Own Stock. The Company recognizes interest expense for changes in the fair value of the warrants which had an aggregate estimated fair value of $33.3 million as of June 30, 2009.
(14) Leases
Future minimum lease payments under non-cancelable operating leases for buildings, equipment and automobiles at June 30, 2009 are set out below. Under these operating leases, Alion subleased some excess capacity to subtenants under non-cancelable operating leases. In connection with certain acquisitions, Alion assumed operating leases at above-market rates; recorded loss accruals of approximately $4.9 million based on the estimated fair value of the lease liabilities assumed; and is amortizing these amounts over the lease terms. The remaining unamortized loss related to these acquisitions was $446 thousand at June 30, 2009. In connection with an acquisition, Alion also acquired a related sublease pursuant to which it receives above-market rates. Based on the estimated fair value of the sublease, Alion recognized an asset of $586 thousand and fully amortized it over the lease term.

Lease Payments for Fiscal Years Ending	(In thousands)
2009 (for the remainder of fiscal year)	$6,593
2010	27,375
2011	25,284
2012	21,341
2013	20,114
2014	13,682
And thereafter	37,667

Gross lease payments	$152,056
Less: non-cancelable subtenant receipts	(3,365)

Net lease payments	$148,691

Composition of Total Rent Expense

	June 30,
	2009	2008
	(In thousands)
Minimum rentals	$19,494	$18,765
Less: Sublease rental income	(2,189)	(2,671)

Total rent expense, net	$17,305	$16,094

(15) Long Term Incentive Compensation Plan
In December 2008, Alion adopted a long-term incentive compensation plan to provide cash compensation to certain executives. Grants under the plan to individuals contain specific financial and other performance goals and vest over varying time periods. Some grants are for a fixed amount; others contain provisions that provide for a range of compensation from a minimum of 50% to a maximum of 150% of an initial grant amount. The Company periodically evaluates the probability of individuals meeting the financial and other performance goals in grant agreements. Management estimates long term incentive compensation expense based on the stated amounts of outstanding grants, estimated probability of achieving stated performance goals and estimated probable future grant value. The Company recognized long term incentive compensation expense of $924 thousand in the third quarter of fiscal 2009 and $2.8 million year to date.
(16) Stock Appreciation Rights
As of June 30, 2009, Alion had granted 1,492,950 SARs to directors and employees under the 2002 and 2004 SAR Plans. Compensation expense for the SAR plans was $374 thousand and $383 thousand for the quarters ended June 30, 2009 and 2008. For the nine months ended June 30, 2009, the Company recognized a credit to compensation expense of approximately $772 thousand. Compensation expense for the SAR plans was $1.6 million for the nine months ended June 30, 2008.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
The ESOP Trustee, consistent with its duty of independence from Alion management and its fiduciary responsibilities, retains an independent third party valuation firm to assist it in determining the fair market value (share price) at which the Trustee may acquire or dispose of investments in Alion common stock. Management considers the share price selected by the ESOP Trustee along with other factors such as risk free interest rates and volatility, to assist in estimating Alion’s aggregate liability for outstanding stock appreciation rights. The Audit and Finance Committee of Alion’s Board of Directors reviews the reasonableness of the liability for outstanding stock appreciation rights that Management has determined is appropriate for the Company to recognize in its financial statements. The Audit and Finance Committee considers risk free interest rates, volatility and various other factors in its review, including in part, the most recent valuation report and the related share price selected by the ESOP Trustee.
The table below sets out disclosures and assumptions used to value the Company’s grants of stock appreciation rights as of June 30, 2009 and September 30, 2008 and the underlying value of a share of Alion common stock. For grants issued prior to October 1, 2006, the Company uses the intrinsic value method to recognize compensation expense. For grants issued on or after October 1, 2006, Alion uses a Black-Scholes-Merton option pricing model to recognize compensation expense pursuant to SFAS 123(R) Share-Based Payment. Alion uses the fair market value of a share of its common stock to recognize expense for all grants; therefore no additional disclosures are required for these grants. There is no established public trading market for Alion’s common stock. The Trust is the only holder of Alion common stock. Alion does not expect to pay any dividends on its common stock and intends to retain future earnings, if any, for use in the operation of its business.
Stock-based Compensation Disclosures per FAS 123 and FAS 123R
Stock Appreciation Rights
As of June 30, 2009

	Shares							Vested
	Granted to	Exercise	Outstanding	Outstanding				at	Exercisable
Date of Grant	Employees	Price	at 9/30/08	at 6/30/09	Forfeited	Exercised	Expired	6/30/09	at 6/30/09
November 2003	129,550	$14.71	68,335	1,315	540	66,480	—	1,315	—
February 2004	2,000	$14.71	2,000	—	—	2,000	—	—	—
February 2005	165,000	$19.94	89,162	82,663	2,412	4,088	—	82,663	—
March 2005	2,000	$19.94	2,000	2,000	—	—	—	2,000	—
April 2005	33,000	$29.81	20,250	20,250	—	—	—	20,250	—
June 2005	2,000	$29.81	2,000	2,000	—	—	—	2,000	—
December 2005	276,675	$35.89	203,774	189,808	8,321	5,645	—	144,743	—
February 2006	13,000	$35.89	7,750	7,750	—	—	—	5,813	—
February 2006	7,500	$35.89	3,750	2,500	625	625	—	1,875	—
May 2006	7,000	$37.06	6,000	6,000	—	—	—	4,500	—
July 2006	15,000	$37.06	10,500	10,000	—	500	—	7,500	—
October 2006	2,500	$41.02	2,500	2,500	—	—	—	1,250	—
December 2006	238,350	$41.02	201,083	182,598	13,872	4,613	—	93,073	—
February 2007	33,450	$41.02	24,700	22,575	1,375	750	—	11,600	—
May 2007	2,000	$43.37	2,000	2,000	—	—	—	1,000	—
September 2007	2,000	$43.37	2,000	2,000	—	—	—	500	—
December 2007	232,385	$40.05	210,310	199,489	10,822	—	—	51,184	—
April 2008	2,000	$41.00	2,000	2,000	—	—	—	500	—
September 2008	2,000	$41.00	2,000	2,000	—	—	—	—	—
December 2008	203,250	$38.35	—	197,600	5,650	—	—	—	—

Total	1,370,660		862,114	937,047	43,617	84,700	—	431,764	—

Wtd Avg Exercise Price	$33.91		$34.77	$36.89	$37.89	$18.33	$—	$34.20	$—

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
Stock-based Compensation Disclosures per FAS 123 and 123R
Stock Appreciation Rights
As of June 30, 2009

				Remaining
			Expected	Life
Date of Grant	Risk Free Interest Rate	Volatility	Life	(months)
November 2003	4.06% – 4.49%	60%	5 yrs	0.0
February 2004	4.06% – 4.49%	60%	5 yrs	0.0
February 2005	3.10% – 3.60%	45%	4 yrs	0.0
March 2005	3.10% – 3.60%	45%	4 yrs	0.0
April 2005	4.10% – 4.20%	45%	4 yrs	0.0
June 2005	4.10% – 4.20%	45%	4 yrs	2.2
December 2005	4.20% – 4.20%	40%	4 yrs	8.7
February 2006	4.20% – 4.20%	40%	4 yrs	10.4
February 2006	4.20% – 4.20%	40%	4 yrs	10.8
May 2006	4.82% – 4.83%	35%	4 yrs	13.6
July 2006	4.82% – 4.83%	35%	4 yrs	15.0
October 2006	4.82% – 4.83%	35%	4 yrs	18.8
December 2006	4.54% – 4.58%	35%	4 yrs	20.7
February 2007	4.54% – 4.58%	35%	4 yrs	22.8
May 2007	4.54% – 4.58%	35%	4 yrs	25.6
September 2007	4.54% – 4.54%	35%	4 yrs	29.1
December 2007	4.23% – 4.23%	35%	4 yrs	32.8
April 2008	4.23% – 4.23%	35%	4 yrs	36.9
September 2008	4.23% – 4.23%	35%	4 yrs	41.5
December 2008	4.23% – 4.23%	35%	4 yrs	44.8
Wtd Avg Remaining Life (months)				23.5

(17)	Phantom Stock Plans
As of June 30, 2009, Alion had granted 223,685 shares of phantom stock under the Initial Phantom Stock Plan. Under the Second Phantom Stock Plan, Alion had granted 340,312 shares of retention phantom stock and 213,215 shares of performance phantom stock. Under the Director Phantom Stock Plan, Alion had granted 20,779 shares of phantom stock. The Company recognized approximately $37 thousand and $1.0 million in phantom stock plan compensation expense for the quarters ended June 30, 2009 and 2008. For the nine months ended June 30, 2009, the Company recognized a credit to compensation expense of approximately $4.6 million arising from forfeitures in the first quarter. Compensation expense for phantom stock plans was $4.1 million for the nine months ended June 30, 2008.
The ESOP Trustee, consistent with its duty of independence from Alion management and its fiduciary responsibilities, retains an independent third party valuation firm to assist it in determining the fair market value (share price) at which the Trustee may acquire or dispose of investments in Alion common stock. Management independently estimates the value of a share of common stock by considering, in part, the most recent price at which the Company was able to sell shares to the ESOP Trust. In addition to the share price selected by the ESOP Trustee, Management considers other factors such as risk free interest rates and volatility, to assist in estimating Alion’s aggregate liability for outstanding phantom stock grants that remain subject to share price fluctuations. Certain vested grants have fixed values based on the share price in effect on the date on which such grants became fully vested. Only phantom stock grants to non-employee members of Alion’s Board of Directors remain outstanding. No grants to executives remain outstanding.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
The Audit and Finance Committee of Alion’s Board of Directors reviews the reasonableness of the liability for outstanding phantom stock grants rights that Management has determined is appropriate for the Company to recognize in its financial statements. The Audit and Finance Committee considers various factors in its review, including in part, the most recent valuation report and the related share price selected by the ESOP Trustee.
The table below sets out the disclosures required by SFAS 123(R) and the assumptions used to value the Company’s phantom stock grants as of June 30, 2009 and September 30, 2008 and the underlying value of a share of Alion common stock. For grants issued prior to October 1, 2006, the Company uses the intrinsic value method to recognize stock-based compensation expense for its phantom stock plans. For grants issued on or after October 1, 2006, Alion uses a Black-Scholes-Merton option pricing model to recognize compensation expense pursuant to SFAS 123(R) Share-Based Payment. Alion uses the fair market value of a share of its common stock to recognize expense for all grants; therefore no additional disclosures are required for these grants. There is no established public trading market for Alion’s common stock. The ESOP Trust is the only holder of Alion common stock. Alion does not expect to pay any dividends on its common stock and intends to retain future earnings, if any, for use in the operation of its business.
Stock-based Compensation Disclosures per FAS 123 and FAS 123R
Phantom Stock
as of June 30, 2009

		Shares
	Shares	Granted	Total	Grant Date
	Granted to	to	Shares	Price per	Outstanding	Outstanding				Vested at	Exercisable
Date of Grant	Employees	Directors	Granted	Share	at 9/30/08	at 6/30/09	Forfeited	Exercised	Expired	6/30/09	at 6/30/09
November 2003	52,685	—	52,685	$14.71	11,897	—	—	11,897	—	—	—
February 2005	213,215	—	213,215	$19.94	66,436	—	10,328	56,108	—	—	—
February 2005	98,399	—	98,399	$19.94	16,696	—	—	16,696	—	—	—
February 2005	5,015	—	5,015	$19.94	5,015	—	2,558	2,457	—	—	—
August 2005	2,960	—	2,960	$33.78	2,960	—	2,960	—	—	—	—
November 2005	66,592	—	66,592	$35.89	51,268	—	43,188	8,080	—	—	—
November 2005	—	7,808	7,808	$35.89	5,531	—	—	5,531	—	—	—
November 2005	55,726	—	55,726	$35.89	41,795	—	41,795	—	—	—	—
November 2006	—	5,978	5,978	$41.02	5,409	4,839	—	569	—	2,847	2,847

November 2006	65,456	—	65,456	$41.02	50,341	—	46,684	3,657	—	—	—
November 2007	—	6,993	6,993	$40.05	6,993	5,994	—	999	—	1,332	1,332
November 2007	42,447	—	42,447	$40.05	39,950	—	34,956	4,994	—	—	—
January 2008	2,497	—	2,497	$40.05	2,497	—	2,497	—	—	—	—
May 2008	1,220	—	1,220	$41.00	1,220	—	1,220	—	—	—	—

Total	606,212	20,779	626,991		308,006	10,833	186,186	110,988	—	4,179	4,179

Wtd Avg Grant Date Fair Value Price per Share	$26.58	$38.77	$26.98		$32.10	$40.48	$36.91	$23.22	—	$40.71	$40.71

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
Stock-based Compensation Disclosures per FAS 123 and FAS 123R
Phantom Stock
as of June 30, 2009

				Remaining
	Risk Free Interest		Expected	Life
Date of Grant	Rate	Volatility	Life	(months)
November 2003	4.06% – 4.49%	60%	5 yrs	0.0
February 2005	3.10% – 3.60%	45%	3 yrs	0.0
February 2005	3.10% – 3.60%	45%	3 yrs	0.0
February 2005	3.10% – 3.60%	45%	4 yrs	1.0
August 2005	3.72% – 3.77%	45%	3 yrs	0.0
November 2005	4.20% – 4.20%	40%	3 yrs	0.0
November 2005	4.20% – 4.20%	40%	3 yrs	0.0
November 2005	4.20% – 4.20%	40%	5 yrs	22.3
November 2006	4.54% – 4.58%	35%	3 yrs	10.4
November 2006	4.54% – 4.58%	35%	3 yrs	10.4
November 2007	4.23% – 4.23%	35%	3 yrs	22.4
November 2007	4.23% – 4.23%	35%	3 yrs	22.4
January 2008	4.23% – 4.23%	35%	3 yrs	24.4
May 2008	4.23% – 4.23%	35%	3 yrs	28.4

Wtd Avg Remaining Life (months)				17.0
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
Contract receivables from agencies of the federal government represented approximately $176.0 million, or 97.3%, and $201.3 million, or 95.2%, of accounts receivable for the quarters ended June 30, 2009 and 2008. Contract revenue from departments and agencies of the federal government represented approximately 96.2% and 92.5%, of total contract revenue for the nine months ended June 30, 2009 and 2008.
(19) Guarantor/Non-guarantor Condensed Consolidated Financial Information
Alion’s Senior Unsecured Notes are unsecured general obligations of the Company. Certain of Alion’s 100% owned domestic subsidiaries have jointly, severally, fully and unconditionally guaranteed the Senior Unsecured Notes. The following information presents condensed consolidating balance sheets as of June 30, 2009 and September 30, 2008, condensed consolidating statements of operations for the quarters and nine months ended June 30, 2009 and 2008; and condensed consolidating statements of cash flows for the nine months ended June 30, 2009 and 2008 of the parent company issuer, the guarantor subsidiaries and the non-guarantor subsidiaries. Investments include investments in subsidiaries held by the parent company issuer presented using the equity method of accounting.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
Condensed Consolidating Balance Sheet Information at June 30, 2009
(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$2,219	$(36)	$7	$—	$2,190
Accounts receivable	169,629	4,076	2,881	—	176,586
Prepaid expenses and other current assets	4,135	84	18	—	4,237

Total current assets	175,983	4,124	2,906	—	183,013
Property, plant and equipment, net	15,385	61	60	—	15,506
Intangible assets, net	31,512	—	—	—	31,512
Goodwill	398,871	—	—	—	398,871
Investment in subsidiaries	15,151	—	—	(15,151)	—
Intercompany receivables	—	10,392	1,697	(12,089)	—
Other assets	6,759	13	3	—	6,775

Total assets	$643,661	$14,590	$4,666	$(27,240)	$635,677

Current liabilities:
Interest payable	15,412	—	—	—	15,412
Current portion, Senior Term Loan payable	2,389	—	—	—	2,389
Current portion, subordinated note payable	3,000	—	—	—	3,000
Trade accounts payable	39,777	301	774	—	40,852
Accrued liabilities	42,888	1,048	400	—	44,336
Accrued payroll and related liabilities	46,833	832	678	—	48,343
Billings in excess of costs revenue earned	3,872	—	—	—	3,872

Total current liabilities	154,171	2,181	1,852	—	158,204
Intercompany payables	12,089	—	—	(12,089)	—
Senior Term Loan payable, excluding current portion	229,387	—	—	—	229,387
Senior Unsecured Notes	245,020	—	—	—	245,020
Subordinated note payable	45,294	—	—	—	45,294
Accrued compensation, excluding current portion	5,063	—	—	—	5,063
Accrued postretirement benefit obligations	656	—	—	—	656
Non-current portion of lease obligations	6,580	53	19	—	6,652
Redeemable common stock warrants	33,258	—	—	—	33,258
Common stock of subsidiaries	—	2,799	1	(2,800)	—
Redeemable common stock	180,580	—	—	—	180,580
Accumulated other comprehensive loss	(36)	—	—	—	(36)
Accumulated surplus (deficit)	(268,401)	9,557	2,794	(12,351)	(268,401)

Total liabilities, redeemable common stock and accumulated deficit	$643,661	$14,590	$4,666	$(27,240)	$635,677

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
Condensed Consolidating Balance Sheet Information at September 30, 2008
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

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
Condensed Consolidating Statement of Operations for the Three Months Ended June 30, 2009
(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
Contract revenue	$195,465	$5,167	$3,528	$—	$204,160
Direct contract expense	151,834	3,205	2,627	—	157,666

Gross profit	43,631	1,962	901	—	46,494

Operating expenses:
Indirect contract expense	8,463	755	225	—	9,443
Research and development	223	—	—	—	223
General and administrative	17,005	259	(11)	—	17,253
Rental and occupancy expense	8,000	80	89	—	8,169
Depreciation and amortization	5,143	6	7	—	5,156

Total operating expenses	38,834	1,100	310	—	40,244

Operating income	4,797	862	591	—	6,250
Other income (expense):
Interest income	12	—	3	—	15
Interest expense	(15,766)	—	—	—	(15,766)
Other	(96)	189	(3)	—	90
Gain on sale of non-operating assets	(19)	—	—	—	(19)
Equity in net income (loss) of subsidiaries	1,642	—	—	(1,642)	—

Total other income (expense)	(14,227)	189	—	(1,642)	(15,680)
Income (loss) before income taxes	(9,430)	1,051	591	(1,642)	(9,430)

Income tax expense	(7)	—	—	—	(7)

Net income (loss)	$(9,437)	$1,051	$591	$(1,642)	$(9,437)

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
Condensed Consolidating Statement of Operations for the Three Months Ended June 30, 2008
(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
Contract revenue	$177,667	$5,400	$2,809	$—	$185,876
Direct contract expense	136,932	3,791	2,139	—	142,862

Gross profit	40,735	1,609	670	—	43,014

Operating expenses:
Indirect contract expense	9,049	1,148	213	—	10,410
Research and development	359	—	—	—	359
General and administrative	15,095	196	7	—	15,298
Rental and occupancy expense	7,977	—	2	—	7,979
Depreciation and amortization	5,290	18	5	—	5,313

Total operating expenses	37,770	1,362	227	—	39,359

Operating income	2,965	247	443	—	3,655
Other income (expense):
Interest income	81	11	—	—	92
Interest expense	(12,332)	—	—	—	(12,332)
Other	594	114	(2)	—	706
Equity in net income of subsidiaries	813	—	—	(813)	—

Total other income (expense)	(10,844)	125	(2)	(813)	(11,534)

Income (loss) before income taxes	(7,879)	372	441	(813)	(7,879)

Income tax expense	(14)	—	—	—	(14)

Net income (loss)	$(7,893)	$372	$441	$(813)	$(7,893)

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
Condensed Consolidating Statement of Operations for the Nine Months Ended June 30, 2009
(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
Contract revenue	$561,582	$16,595	$10,208	$—	$588,385
Direct contract expense	433,204	11,239	7,680	—	452,123

Gross profit	128,378	5,356	2,528	—	136,262

Operating expenses:
Indirect contract expense	25,097	2,276	526	—	27,899
Research and development	370	—	—	—	370
General and administrative	40,229	613	10	—	40,852
Rental and occupancy expense	23,924	225	226	—	24,375
Depreciation and amortization	14,624	17	21	—	14,662

Total operating expenses	104,244	3,131	783	—	108,158

Operating income	24,134	2,225	1,745	—	28,104
Other income (expense):
Interest income	44	16	3	—	63
Interest expense	(40,098)	—	—	—	(40,098)
Other	(363)	339	(8)	—	(32)
Gain on sale of non-operating assets	(19)	—	—	—	(19)
Equity in net income (loss) of subsidiaries	4,320	—	—	(4,320)	—

Total other income (expense)	(36,116)	355	(5)	(4,320)	(40,086)
Income (loss) before income taxes	(11,982)	2,580	1,740	(4,320)	(11,982)

Income tax benefit	44	—	—	—	44

Net income (loss)	$(11,938)	$2,580	$1,740	$(4,320)	$(11,938)

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
Condensed Consolidating Statement of Operations for the Nine Months Ended June 30, 2008
(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
Contract revenue	$533,155	$18,171	$6,938	$—	$558,264
Direct contract expense	408,245	12,884	5,145	—	426,274

Gross profit	124,910	5,287	1,793	—	131,990

Operating expenses:
Indirect contract expense	27,235	3,427	707	—	31,369
Research and development	811	—	4	—	815
General and administrative	47,346	650	8	—	48,004
Rental and occupancy expense	23,383	—	9	—	23,392
Depreciation and amortization	15,571	91	11	—	15,673

Total operating expenses	114,346	4,168	739	—	119,253

Operating income	10,564	1,119	1,054	—	12,737
Other income (expense):
Interest income	353	11	—	—	364
Interest expense	(39,439)	—	—	—	(39,439)
Other	(297)	259	(3)	—	(41)
Equity in net income (loss) of subsidiaries	2,440	—	—	(2,440)	—

Total other income (expenses)	(36,943)	270	(3)	(2,440)	(39,116)

Income (loss) before income taxes	(26,379)	1,389	1,051	(2,440)	(26,379)

Income tax expense	(25)	—	—	—	(25)

Net income (loss)	$(26,404)	$1,389	$1,051	$(2,440)	$(26,404)

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
Condensed Consolidating Statement of Cash Flows
Nine Months Ended June 30, 2009
(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Consolidated
Net cash (used in) provided by operating activities	$(627)	26	50	$(521)
Cash flows from investing activities:
Cash paid for acquisitions	(166)	—	—	(166)
Capital expenditures	(1,789)	—	—	(1,789)

Net cash (used in) provided by investing activities	(1,955)	—	—	(1,955)
Cash flows from financing activities:
Change in book overdraft				—
Cash (paid for) received from interest rate swap	(4,647)	—	—	(4,647)
Repayment of senior term loan payable	(1,825)	—	—	(1,825)
Repayment of subordinated note payable	(3,000)	—	—	(3,000)
Revolver borrowings	349,925	—	—	349,925
Revolver payments	(349,925)	—	—	(349,925)
Loan to ESOP Trust	(5,936)	—	—	(5,936)
ESOP Trust loan repayment	5,936	—	—	5,936
Purchase of common stock from ESOP Trust	(7,264)	—	—	(7,264)
Cash received from sale of common stock to ESOP Trust	5,115	—	—	5,115

Net cash used in financing activities	(11,621)	—	—	(11,621)
Net increase (decrease) in cash and cash equivalents	(14,173)	26	50	(14,097)
Cash and cash equivalents at beginning of period	16,392	(62)	(43)	16,287

Cash and cash equivalents at end of period	$2,219	$(36)	$7	$2,190

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
Condensed Consolidating Statement of Cash Flows
Nine Months Ended June 30, 2008
(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Consolidated
Net cash (used in) operating activities	$(2,369)	$(53)	$(27)	$(2,449)
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(7,946)	—	—	(7,946)
Capital expenditures	(3,991)	—	(100)	(4,091)

Net cash used in investing activities	(11,937)	—	(100)	(12,037)
Cash flows from financing activities:
Cash received from interest rate swap	969	—	—	969
Repayment of Term B Credit Facility note payable	(1,855)			(1,855)
Revolver borrowings	(361,755)	—	—	361,755
Revolver payments	(360,155)	—	—	(360,155)
Loan to ESOP Trust	(3,369)	—	—	(3,369)
ESOP Trust loan repayment	3,369	—	—	3,369
Purchase of shares of common stock from ESOP Trust	(1,250)	—	—	(1,250)
Cash received from issuance of common stock to Trust	3,377	—	—	3,377

Net cash provided by financing activities	2,841	—	—	2,841
Net decrease in cash and cash equivalents	(11,465)	(53)	(127)	(11,645)
Cash and cash equivalents at beginning of year	11,718	(33)	(1)	11,684

Cash and cash equivalents at end of year	$253	$(86)	$(128)	$39

(20) Commitments and Contingencies
Earn-Out Commitments
Alion’s LogConGroup earn-out obligation continues through September 2013. The maximum possible earn-out is $900 thousand based on revenue from potential logistics contracts. In the three months ended June 30, 2009, Alion recognized no LogConGroup earn-out. Management believes realization of this earn-out will not have a material effect on Alion’s financial position, results of operations, or liquidity. No other acquisition related earn-out obligations remain. The Company paid no earn-outs in the quarter ended June 30, 2009.
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
(21) Subsequent Events
On July 29, 2009, the Company and its lenders agreed to reduce the Revolver commitment from $50 million to $40 million and to extend the Revolver until September 25, 2009.

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
The following table summarizes revenue attributable to each contract type for the periods indicated.

	For the Nine Months Ended June 30,
Revenue by Contract Type	2009		2008
	(In thousands)
Cost-reimbursement	$419,432	71.3%	$388,516	69.6%
Fixed-price	60,626	10.3%	57,159	10.2%
Time-and-material	108,327	18.4%	112,589	20.2%

Total	$588,385	100.0%	$558,264	100.0%

Management expects most of Alion’s revenue will continue to come from government contracts, mostly from contracts with the U.S. Department of Defense (DoD) and Other Federal Agencies and the balance continuing to come from a variety of commercial, state, local and foreign government customers.

	For the Nine Months Ended
	June 30,
Revenue by Customer Type	2009		2008
	(In thousands)
U.S. Department of Defense (DoD)	$542,229	92.2%	$481,489	86.3%
Other Federal Civilian Agencies	24,039	4.1%	34,851	6.2%
Commercial / State / Local and International	22,117	3.8%	41,924	7.5%

Total	$588,385	100.0%	$558,264	100.0%

Earlier this year, Secretary of Defense Robert Gates proposed changes to some major programs beginning with the government’s fiscal 2010 budget cycle. Alion has already begun to benefit from the decision to build nine more DDG-51 ships. This is generating long-term engineering and project management work for Alion at Bath Iron Works in Maine and at Northrop Grumman Ship Systems on the Mississippi Gulf Coast. Alion support to the Naval Sea Systems Command (NAVSEA) DDG-1000 destroyer program has led the Company to continue expanding its program-related production oversight services. Alion is also a major support contractor for NAVSEA’s Littoral Combat Ship program. The decision to increase the number of littoral combat ships that NAVSEA will ultimately acquire led to increased Alion staffing for this program and additional related program management work at several shipyards.
Delaying final decisions about CG(X) cruiser capabilities may adversely affect some of Alion’s planned engineering design work for this program. However, other engineering alternative analyses for CG(X) systems have led to some of the Company’s significant revenue increases and so far, have more than offset any potential workload reductions.

Despite the President’s stated goal of reducing government’s use of cost-reimbursable contracts, Alion’s cost-reimbursable revenue increased significantly in the current quarter and year to date. Because the Company delivers scientific and engineering research services that are not generally considered to be inherently governmental functions, Management believes any changes aimed at reducing reliance on government contractors in general will not materially adversely affect operations. If the government ultimately shifts contracting activity away from the cost-reimbursement arena to time-and-material or fixed-price contracting, Management believes Alion would likely benefit. All other factors being equal, the Company’s time-and-material and fixed price type contracts traditionally generate higher profit margins than cost-reimbursable contracts. Current quarter and year to date revenue growth support Management’s belief that Alion, is benefitting from and is positioned to continue to benefit from the President’s announced intention to increase federal spending on sponsored science and technology to 5% of GDP.
In 2009, Alion updated its core business area descriptions from those used in the Company’s fiscal 2008 annual report on Form 10-K. Information for fiscal 2009 and 2008 is presented using the updated core business area descriptions.

	For the Nine Months Ended
	June 30,
Core Business Area	2009		2008
	(In thousands)
Naval Architecture and Marine Engineering	$271,193	46.1%	$235,867	42.4%
Defense Operations Support	101,580	17.3%	119,686	21.4%
Industrial Technology Solutions	92,267	15.7%	86,445	15.5%
Modeling and Simulation	63,065	10.7%	50,238	9.0%
Nuclear and Environmental Sciences	39,737	6.8%	40,918	7.3%
Information Technology	20,543	3.5%	25,111	4.4%

Total	$588,385	100%	$558,264	100%

Backlog. Contract backlog represents an estimate, as of a specific date, of the future revenue Alion expects from existing contracts. At June 30, 2009, backlog on existing contracts and executed delivery orders totaled $2,601.6 million, of which $366.4 million was funded. The Company estimates it has an additional $3,695.2 million of unfunded contract ceiling value for an aggregate total backlog of $6,296.8 million.

Results of Operations
Quarter Ended June 30, 2009 Compared to Quarter Ended June 30, 2008

	Consolidated Operations of Alion
	Quarter Ended June 30,
	2009		2008
Selected Financial Information	(Dollars in thousands)
		%		%
		revenue		revenue

Total contract revenue	$204,160		$185,876

Total direct contract costs	157,666	77.2%	142,862	76.9%
Direct labor costs	68,700	33.7%	63,346	34.1%
Material and subcontract costs	81,229	39.8%	73,861	39.8%
Other direct costs	7,737	3.8%	5,654	3.1%

Gross profit	46,494	22.8%	43,014	23.1%

Total operating expense	40,244	19.7%	39,359	21.2%
Major components of operating expense
Indirect expenses including facilities costs	17,711	8.7%	18,389	9.9%
General and administrative (excluding stock- based compensation)	16,842	8.2%	13,936	7.5%
Stock-based compensation	411	0.2%	1,362	0.8%
Depreciation and amortization	5,156	2.5%	5,313	2.9%

Income from operations	$6,250	3.1%	$3,655	2.0%
Revenue. Fiscal 2009 third quarter revenue of $204.2 million was $18.3 million more than the comparable period last year. This 9.8% increase was attributable to a $19.5 million (15.1%) increase in cost reimbursable contract revenue; a $2.8 million increase (15.9%) in fixed price contract revenue; and a $4.0 million (10.3%) decline in time and material contract revenue. A $27.2 million (16.8%) increase in DoD revenue offset a $4.0 million (33.3%) decline in commercial revenue and a $4.9 million (41.0%) decline in civilian agency activity. The continued decline in commercial revenue is directly related to the recent poor performance of the U.S. economy as a whole. It is unclear at this time when the commercial market will improve. The Company began offering commercial business capabilities to government customers which has helped to offset lost commercial business.
Naval architecture and marine engineering increased $17.3 million (21.8%)compared to third quarter 2008 performance and modeling and simulation analysis increased by $3.1 million (16.5%) as well. These increases offset by a $3.9 million (10.7%) decline in support for defense operations. Revenue from other core business areas increased by $1.8 million (3.6%) compared to third quarter 2008.
The Company’s naval architecture and marine engineering business grew to 47.4% of total third quarter 2009 revenue, up from 42.8% of sales for the same period last year. Naval architecture and marine engineering revenue increased because of recent contract wins and increased spending on Navy programs that Alion supports. This quarter, Alion’s CGX and DDG-51 contract revenue increased $7.3 million (55.0%) over the same period last year. Revenue in other core business areas from two of Alion’s information analysis center contracts increased $5.6 million (29.6%) this quarter. Despite the general decline in revenue from defense operations, revenue from Alion’s contract with the Secretary of the Air Force in this core business area, increased $3.4 million (19.5%) this quarter compared to last year due to increased demand for services and higher funding levels.
Direct Contract Expense and Gross Profit. Direct contract expenses increased by $14.8 million to 77.2% of quarterly revenue compared to 76.9% of revenue for the comparable period last year. All major direct contract cost categories increased this quarter; material and subcontract costs were up $7.4 million (10.0%); direct labor was up $5.4 million (8.5%) and other direct costs were up $2.1 million (36.8%). Increased employee head count and expanded contract activity accounted for growth in direct labor and subcontractor effort. Current quarter gross profit of $46.5 million was $3.5 million greater than the third quarter of 2008, although slightly lower as a percentage of overall revenue. Financial performance is consistent with a higher percentage of cost-reimbursable contract revenue and lower fixed price contract activity.

Operating Expenses. Third quarter operating expenses declined to 19.7% of revenue compared to 21.2% of revenue for the same period last year even though operating expenses increased by almost $900 thousand. Expense declines were attributable to reductions in facility and indirect costs, and depreciation and amortization expense. However, general and administrative expenses increased more than 20% (up $2.9 million) to 8.2% of revenue and $16.8 million compared to the similar period last year. Changes from equity-based to cash-based compensation accounted for approximately $1.4 million of increased general and administrative expense. Environmental initiatives, planned departmental re-structuring and relocation efforts, and increased corporate staffing accounted for the remaining general and administrative expense increases. Stock-based compensation declined 70% (slightly less than $1.0 million) compared to third quarter 2008 because the Company terminated its executive phantom stock plan. Other equity-based compensation expense declined as well because of lower interest rates and Alion’s lower share price.
Income from Operations. Operating profit increased by more than 70% to $6.3 million for the quarter ended June 30, 2009. Increased gross profit, combined with reduced indirect and stock-based compensation expenses offset increased general and administrative costs. Operating income climbed to 3.1% of revenue for the current quarter compared to 2.0% of revenue in the third quarter of 2008.
Other Expense. Interest income, interest expense and other expense in the aggregate for the quarter ended June 30, 2009 increased by more than $4.1 million compared to last year. Interest income declined due to lower market rates and lower average investment balances. Despite the lower outstanding principal balance on the Senior Term Loan compared to the third quarter of 2008, cash pay interest increased by more than $1.9 million for the third quarter of this year because the September 2008 amendment to the Senior Credit Facility increased Alion’s minimum interest rate to 9.50% for both the Senior Term Loan and the Revolver. Despite the higher rate on the Revolver, lower outstanding Revolver balances this quarter as compared to the similar period last year, kept Revolver interest expense stable. Cash pay interest for the Subordinated Note was $784 thousand for the current quarter; there was no comparable expense last year.
Fiscal 2009 debt issue cost amortization for the current quarter increased $572 thousand compared to last year as a result of fees paid and warrants issued to amend Alion’s senior secured and subordinated debt at the end of last fiscal year. The higher interest rate on the Subordinated Note increased expense by $162 thousand compared to last year. There was no material change in redeemable-warrant related interest expense in the current quarter.

	Quarter Ended June 30,
	2009	2008
	(In thousands)

Cash Pay Interest
Revolver	$289	$319
Senior Term Loan	5,711	3,763
Senior Unsecured Notes	6,406	6,406
Subordinated Note	784	—
Other cash pay interest and fees	88	113

Sub-total cash pay interest	13,278	10,601

Deferred and Non- cash Interest
Debt issue costs and other non-cash items	1,270	698
Subordinated Note interest	1,057	895
Redeemable warrants	161	138

Sub-total non-cash interest	2,488	1,731

Total interest expense	$15,766	$12,332

Income Tax Expense. Income tax expense was immaterial for the current quarter ($7 thousand) and the similar period last year ($14 thousand) because Alion and its subsidiaries are a consolidated S corporation whose income is attributable to the ESOP Trust, a tax exempt entity. Some states do not recognize Alion’s S corporation status. Alion’s Canadian subsidiary accrues a Canadian tax liability, as required and has filed claims for research and development tax credits for prior years.

Net Income (Loss). Despite higher revenue, gross profit and operating profit, Alion’s $9.4 million net loss this quarter was $1.5 million greater than the $7.4 million the Company lost in the third quarter of 2008. This was due to significantly higher interest expense compared to the same period last year.
Nine Months Ended June 30, 2009 Compared to Nine Months Ended June 30, 2008

	Consolidated Operations of Alion
	Nine Months Ended June 30,
	2009		2008
Selected Financial Information	(Dollars in thousands)
		%		%
		revenue		revenue

Total contract revenue	$588,385		$558,264

Total direct contract costs	452,123	76.8%	426,274	76.4%
Direct labor costs	203,287	34.5%	182,268	32.7%
Material and subcontract costs	229,078	38.9%	227,417	40.7%
Other direct costs	19,757	3.4%	16,589	3.0%

Gross profit	136,262	23.2%	131,990	23.6%

Total operating expense	108,158	18.4%	119,253	21.4%
Major components of operating expense
Indirect expenses including facilities costs	52,274	8.9%	54,761	9.8%
General and administrative (excluding stock- based compensation)	46,205	7.9%	42,318	7.6%
Stock-based compensation	(5,353)	(0.9)%	5,686	1.0%
Depreciation and amortization	14,662	2.5%	15,673	2.8%

Income from operations	$28,104	4.8%	$12,737	2.3%
Revenue. Year to date revenue was up 5.4% to $588.4 million through June 30, 2009, net increase of $30.1 million over the comparable period last year. Department of Defense revenue increased $60.7 million (12.6%) offsetting a $10.8 million (31.0%) decline in civilian agency work and a $19.8 million (47.2%) fall off in commercial work. Overall revenue from U.S. government contracts was up $49.9 million (9.7%) from the comparable period last year. Cost reimbursable contract revenue increased $30.9 million (8.0%) and fixed price revenue was up $3.5 million (6.1%) offsetting a $4.3 million (3.8%) decline in time and material contract revenue. Revenue from Alion’s prime contracts increased by $33.8 million (7.7%) while revenue from other contracts declined $3.7 million (3.0%).
Naval architecture and marine engineering increased $35.3 million (15.0%) and modeling and simulation revenue grew $12.8 million (25.5%) offsetting an $18.1 million (15.1%) decline in support for defense operations. Naval architecture and marine engineering work expanded as Alion’s efforts increased on contracts supporting NAVSEA’s littoral combat ship program and the DDG and CGX programs. Modeling and simulation revenue grew through increased funding for the Modeling and Simulation and Weapons System Technology information analysis centers Alion operates. Reduced activity on the Company’s Night Vision contract which is coming to the end of its life cycle, accounted for the decline in defense operations support revenue.
Direct Contract Expense and Gross Profit. Direct contract expenses increased by $25.8 million (6.1%) to 76.8% of year to date revenue compared to 76.4% of revenue for the comparable period last year. Direct labor costs increased $21.0 million (11.5%) while other contract cost and purchased materials and services increased $4.8 million (2.0%). Increased direct labor resulted from higher head count and higher labor productivity. Year to date gross profit at $136.3 million increased $4.3 million (3.2%) compared to $132.0 million for the first nine months of 2008. Alion’s increasing percentage of cost reimbursable work continues to moderate gross profit growth. For the nine months ended June 30, 2009, year to date gross profit as a percentage of revenue declined to 23.2% of revenue from 23.6% of revenue for the similar period in 2008.

Operating Expenses. Year to date operating expenses through June 30, 2009 declined by $11.1 million (9.3%) overall compared to the same period last year, significantly improving operating profit. Current year credits to stock-based compensation for declines in Alion’s share price (SAR plan expense) and forfeitures of previously awarded phantom stock grants accounted for all but $54 thousand of the drop in operating expenses. Decreases in overhead ($2.5 million, 4.5%) and depreciation and amortization ($1.0 million, 6.5%) offset $3.9 million (9.2%) in increased G&A expense. Depreciation and amortization declined principally due to scheduled declines in amortization charges for acquired contracts. G&A expense exclusive of stock-based compensation, long-term incentive compensation and corporate bonus accruals declined by $235 thousand. The Company recognized approximately $4.2 million in year to date costs for Alion’s annual bonus and long term incentive compensation plans.
Income from Operations. Operating income for the nine months ended June 30, 2009 increased by $15.4 million to $28.1 million compared with $12.7 million for the nine months ended June 30, 2008. This 121% improvement was the result of an $11.0 million difference in stock- based compensation expense (current year credit compared to prior year expense), $2.5 million in reduced indirect expenses and $1.0 million in reduced depreciation and amortization expense.
Other Expense. Interest income, interest expense and other expense in the aggregate for the nine months ended June 30, 2009 increased by $659 thousand compared to last year. Interest income declined $272 thousand due to lower market rates and lower average investment balances. However, a $6.7 million decline in the fair value of outstanding redeemable common stock warrants offset an almost $4.9 million increase in cash pay interest expense on Alion’s senior debt. Despite lower outstanding principal balances on the Senior Term Loan during the nine months ended June 30, 2009 compared to the similar period last year, cash pay interest increased by nearly $4.2 million this year because the September 2008 amendment to the Senior Credit Facility increased Alion’s minimum interest rate to 9.50% for both the Senior Term Loan and the Revolver. Cash pay interest on the Subordinated Note was more than $1.6 million; there was no similar expense last year. Despite the higher rate on the Revolver, lower outstanding balances helped reduce Revolver interest expense by $914 thousand for the nine moths ended June 30, 2009 compared to last year.
Fiscal 2009 debt issue cost amortization for the nine months ended June 30, 2009, increased more than $1.7 million compared to the similar period last year as a result of fees paid and warrants issued to amend Alion’s senior secured and subordinated debt at the end of last fiscal year. The higher interest rate on the Subordinated Note increased expense by more than $1.2 million compared to last year. Alion also recognized a $6.8 million year to date benefit as of the third quarter from a reduction in warrant value due to declines in the risk free interest rate and the underlying share price of Alion common stock used to estimate the fair value of the outstanding warrants.

	Nine Months Ended June 30,
	2009	2008
	(In thousands)
Cash Pay Interest
Revolver	$811	$1,725
Senior Term Loan	17,166	13,001
Senior Unsecured Notes	19,219	19,219
Subordinated Note	1,655	—
Other cash pay interest and fees	302	332

Sub-total cash pay interest	39,153	34,277

Deferred and Non- cash Interest
Debt issue costs and other non-cash items	3,814	2,085
Subordinated Note interest	3,869	2,641
Redeemable warrants	(6,738)	436

Sub-total non-cash interest	945	5,162

Total interest expense	$40,098	$39,439

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
Net Loss. Alion cut its net loss to $9.4 million by $2.5 million for the nine months ended June 30, 2009 compared to $11.9 million for the nine months ended June 30, 2008.

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
Cash Flows
The following narrative discusses Alion’s cash flows for the nine months ended June 30, 2009 and 2008.
The Company significantly reduced its net loss and its operating use of cash for the nine months ended June 30, 2009 compared to the same period last year. Total cash used in operations declined to $559 thousand year to date compared to $2.4 million used through June 2008. Although the change appears to be a modest $1.9 million improvement, the Company significantly improved collections and relied less on vendor funding. In the nine months ended June 30, 2009, Alion funded $8.9 million in accounts receivable compared to $21.1 million for the similar period in 2008, a $12.2 million net improvement in the Company’s receivable funding. In 2009, growth in current liabilities (excluding interest payable) provided $5.4 million of operating cash compared to $20.6 million in 2008. Non-cash operating charges provided a total of $7.2 million year to date compared to more than $24.2 million for the similar period in 2008. Non-cash stock-based compensation expense and fair value warrant-related interest expense accounted for an $18.2 million favorable variance in non-cash charges between 2009 and 2008. Debt issue costs and accretion accounted for a $1.7 million unfavorable change in non-cash charges between 2009 and 2008.
The Company measures days’ sales outstanding (DSO) based on trailing twelve month revenue and net accounts receivable. DSO equals net accounts receivable divided by revenue per day (trailing twelve month revenue divided by 365). From September 2008 to June 2009, DSO increased by 0.6 days to 83.7 days from 83.1 days outstanding, and improved by 5.6 days from March 31, 2008. Company cash funded approximately 7.9 additional days’ sales in receivables which were offset by a 1.9 day DSO reduction attributable to the effect of increasing sales in the nine months ended June 30, 2009. In the first nine months of 2009, there was no material change in the Company’s allowance for doubtful accounts. Alion collected $213.2 million of accounts receivable in the third quarter of 2009 and $588.9 million year to date.
Billed accounts receivable increased a net $4.9 million in the nine months ended June 30, 2009. The Company invoiced $11.3 million of previously identified currently billable receivables, some of which it has yet to collect. Despite increased billings, unbilled receivables rose approximately $3.7 million with unfunded work increasing $13.2 million year to date. The Company received a number of pending contract funding actions in the past quarter and expects to receive most contract funding paper work by the end of the current fiscal year. Nevertheless, Alion also expects it will continue to perform services for customers in advance of receiving contract documents that would enable the Company to submit invoices for goods and services as they are regularly delivered to customers.
In fiscal 2009 Alion invested $1.8 million in new capital equipment compared to $4.1 million in 2008. Prior years’ capital expenditures, particularly for upgrading equipment for employees hired through acquisitions, has moderated current capital investment demands on the Company’s cash flow. Earlier in 2009, Alion spent approximately $116 thousand to acquire several additional Navy-related contracts and $50 thousand for a LogConGroup earn out obligation. In the nine months ended June 30, 2008, Alion spent $7.9 million for earn out obligations and contingent consideration for earlier years’ acquisitions. The Company does not foresee any material future acquisition obligations for contingent consideration arising from existing agreements.
In November 2008, Alion paid off $3.0 million of Subordinated Note principal and $4.6 million in interest rate swap obligations which the Company funded in part by accessing its Revolver for $4.7 million. The Company sold $2.4 million of common stock to the ESOP Trust in March 2009. This was offset by $5.9 million in re-purchases to fund Plan-required investment diversifications and $1.3 million for required participant and beneficiary redemptions. Comparable transactions in 2008 included $3.0 million in common stock sales and $4.2 million in share repurchases. Through June 2009, transactions with the ESOP Trust accounted for $7.3 million of the $11.6 million the Company used in its financing activities. Last year through June 2008, only $1.6 million remained unpaid on Alion’s Revolver. That helped generate net cash inflows from investing. Lower levels of diversification demands in 2008 created a lesser demand on the Company’s cash flows. In 2009 net stock purchases from the ESOP Trust were $2.1 million compared to $2.1 million in net stock sales to the ESOP Trust last year.

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
Cash flow effects and risks associated with equity-related obligations
Changes in the price of a share of Alion common stock affect stock-based compensation expense, operating income and warrant-related interest expense. Management is unable to forecast the share price the ESOP Trustee will determine in future valuations. Because future share prices may differ from the current share price, the Company is unable to forecast the future expense it is likely to recognize for already-issued Phantom Stock and SAR plan grants. Alion expects to recognize non-cash interest expense related to outstanding Warrants as the current share price, interest rates, assumed volatility, and time to time expiration change. The carrying value of the warrants exceeds their current net cash value by approximately $8.5 million which represents the time value of the underlying options, $7.3 million of which is associated with the warrants issued in August 2008.
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
After each semi-annual valuation period, the ESOP Plan permits former employees and beneficiaries to request distribution of their vested ESOP account balances. Consistent with the terms of the Plan, the Company intends to pay distribution requests in five annual installments and to defer initial payments as permitted. The Plan allows the Company to defer initial installment payments for five years for former employees who are not disabled, deceased or retired. Through June 30, 2009, Alion paid approximately $1.3 million in distributions and approximately $5.9 million in diversification requests this year.
Discussion of Debt Structure
The discussion below describes the Senior Credit Facility, the Subordinated Note as amended and the Company’s Senior Unsecured Notes. Capitalized terms not defined in this section have the meanings ascribed to them in the relevant debt documents which can be found as exhibits to the Company’s prior filings.
Senior Credit Facility
As of June 30, 2009, the Senior Credit Facility consisted of:
•	the Senior Term Loan with principal of approximately $237.2 million;
•	the $50 million Revolver (now $40.0 million), approximately $3.1 million of which was allocated to letters of credit and deemed borrowed, but none of which was actually drawn as of June 30, 2009; and
•	a $110.0 million uncommitted incremental term loan “accordion” facility that the Company may be able to access in the future if it satisfies a leverage-based incurrence test.
In September 2008, the fifth amendment to the Senior Credit Facility revised certain financial covenants and changed other terms. Amended covenants provide Alion greater flexibility through fiscal 2009. Interest rates increased to a minimum 3.50% Eurodollar rate plus 600 basis points, and a minimum 4.50% alternate base rate plus 500 basis points. The Senior Term Loan interest rate spread will increase if the Company refinances, replaces or extends the maturity of its existing Revolver and the new interest rate spread is more than 50 basis points higher than the then-current interest rate spread. The Senior Term Loan spread will increase by the difference in the new revolver’s higher interest rate spread less 50 basis points. Alion must use all (formerly half) of excess annual cash flow to prepay Senior Term Loan principal. Subject to certain conditions, Alion may incur additional second lien debt.

In July 2009, the sixth amendment to the Senior Credit Facility extended the Revolver maturity date to September 25, 2009 and reduced the aggregate amount of the Revolver commitments from $50 million to $40 million.
The Senior Credit Facility requires the Company to repay one percent of the Senior Term Loan principal during each of the next five fiscal years in equal quarterly installments of approximately $0.6 million through December 31, 2012 and to repay the remaining outstanding balance of approximately $229.3 million on February 6, 2013. The Revolver permits Alion to request up to $40.0 million in letters of credit and up to $5.0 million in swing line loans for short-term borrowing needs. The Company must pay the Revolver balance in full no later than September 25, 2009. Alion is negotiating with existing and potential lenders to refinance or replace its existing Revolver prior to September 25, 2009. Given the current state of the credit markets and the effects of the global financial crisis, the Company is unable to determine the price at which it will be able to obtain a new Revolver. As discussed below, an increase in the Revolver interest rate above 10.0% (50 basis points above the current rate) would increase the interest rate on the Senior Term Loan and thus increase the Company’s overall cost of borrowing.
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

		Federal Funds	Prime Rate
	Eurodollar	ABR	ABR
Leverage Ratio	Spread	Spread	Spread
	(in basis points)
Category 1	275	225	175
Greater than or equal to 3.00 to 1.00
Category 2	250	200	150
Greater than or equal to 2.50 to 1.00 but less than 3.00 to 1.00
Category 3	225	175	125
Greater than or equal to 2.00 to 1.00 but less than 2.50 to 1.00
Category 4	200	150	100
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
Other Fees and Expenses. Each quarter, Alion is required to pay a 50 basis point per year commitment fee on the prior quarter’s daily, unused Revolver and Senior Term Loan commitment balances. As of June 30, 2009, only $3.1 million allocated to letters of credit was outstanding on the Revolver; the Senior Term Loan was fully utilized. For the quarter ended June 30, 2009, the Company paid no Senior Term Loan commitment fee and approximately $44 thousand in commitment fees for the Revolver.
Alion is required to pay issuance and administrative fees, and a fronting fee of up to 25 basis points for each letter of credit issued under the Revolver. Each quarter Alion is required to pay interest in arrears at the Revolver rate for all outstanding letters of credit. The Company is also required to pay an annual agent’s fee under the Senior Credit Facility.
Financial Covenants. As of June 30, 2009, the Company was in compliance with the financial covenants set forth in the Company’s Senior Credit Facility. The Company is required to meet two financial covenant tests under its Senior Credit Facility, a maximum senior secured leverage test and a minimum interest coverage test, each of which is based in part on EBITDA (earnings before interest, taxes, depreciation and amortization). Management believes EBITDA is useful in assessing operating performance and in comparing Alion’s performance to other companies in the same industry. EBITDA is a common financial metric in the government contracting industry, in part because it excludes from performance the effects of a company’s capital structure, in particular taxes and interest. EBITDA is not a measure under U.S. GAAP. It does not measure operating income or liquidity in accordance with U.S. GAAP and is subject to important limitations on its usefulness as an analytical tool. Consolidated EBITDA as defined in the Senior Credit Facility excludes from debt-service metrics, certain non-cash expenses and non-recurring items in order to evaluate the ability of Alion’s continuing operations to meet the Company’s obligations.
The maximum senior secured leverage test compares at any given time the Company’s secured debt (except its letters of credit) to the Company’s Consolidated EBITDA for the period of four consecutive fiscal quarters most recently ended on or prior to such date.
Consolidated EBITDA is defined as: (a) net income (or loss), as defined therein; plus (b) the following items, without duplication, to the extent deducted from net income or included in the net loss, the sum of: (i) interest expense; (ii) provision for income taxes; (iii) depreciation and amortization, including amortization of other intangible assets; (iv) cash contributions to the ESOP in respect of the repurchase liability of the Company under the ESOP Plan; (v) any non-cash charges or expenses including (A) non-cash expenses associated with the recognition of the difference between the fair market value of the Warrants and the exercise price of the Warrants, (B) non-cash expenses with respect to the stock appreciation rights and phantom stock plans, and the Warrants and accretion of the Warrants and (C) non-cash contributions to the ESOP; (vi) any extraordinary losses and (vii) any nonrecurring charges and adjustments by third-party valuation firm that prepares valuation reports in connection with the ESOP; minus (c) without duplication, (i) all cash payments made on account of reserves, restructuring charges and other non-cash charges added to net income (or included in net loss) pursuant to clause (b)(v) above in a previous period and (ii) to the extent included in net income (or net loss), any extraordinary gains and all non-cash items of income, in accordance with GAAP.

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
The Senior Credit Facility requires that the Company’s Interest Coverage Ratio for any period of four consecutive fiscal quarters be greater than the following ratios for the time periods indicated:

Period	Ratio
July 1, 2008 through September 30, 2008	1.20 to 1.00
October 1, 2008 through December 31, 2008	1.10 to 1.00
January 1, 2009 through September 30, 2009	1.05 to 1.00
Thereafter	1.35 to 1.00
The Company’s Senior Secured Leverage and Interest Coverage Ratios for the twelve-month periods ended June 30, 2009 and 2008 are included below.

	Twelve Months Ended
	June 30,
	2009	2008
Senior Secured Leverage Ratio	3.76	3.73
Interest Coverage Ratio	1.21	1.81
The Company is subject to a covenant under its Senior Credit Facility that restricts the Company’s ability to incur additional indebtedness. The Company and its Subsidiaries are prohibited from incurring, creating, assuming and permitting to exist any Indebtedness as defined under the Senior Credit Facility except Permitted Indebtedness which includes:
•	Indebtedness pre-existing the Senior Credit Facility
•	Indebtedness incurred under the Senior Credit Facility
•	Permitted inter-company Indebtedness
•	Permitted refinancing Indebtedness
•	No more than $20 million outstanding at any time when combined with permitted capital and synthetic leases incurred to acquire, construct, or improve any fixed or capital asset plus extensions and renewals of that Indebtedness

•	Capital and synthetic leases not more than $20 million outstanding at any time in the aggregate when combined with Permitted Indebtedness incurred for fixed and capital assets
•	Indebtedness under hedging agreements
•	Indebtedness of acquired subsidiaries up to $7.5 million at any time outstanding
•	Ordinary course warranties
•	Unsecured subordinated Indebtedness up to $150 million at any time outstanding to refinance the Company’s subordinated notes and warrants and to make acquisitions otherwise permitted by the Senior Credit Facility
•	Performance bonds and workers’ compensation claims in the ordinary course of business
•	Ordinary course insufficient funds coverage
•	Indebtedness incurred in connection with the redemption of employee interests in the ESOP subsequent to their termination of employment with the Company
•	Subordinated notes specifically authorized by the lenders
•	Indebtedness of non-US subsidiaries up to $2.5 million at any time outstanding
•	Deferred compensation
•	The Company’s 10.25% Senior Unsecured Notes due 2015
•	Permitted Indebtedness used to pre-pay Term Loans in amounts not less than $50 million
•	Other unsecured Indebtedness up to $30 million at any time outstanding.
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
The Senior Credit Facility contains a covenant that restricts the Company’s ability to pay or agree to pay or declare any dividend or other distribution whether in cash, securities or other property with regard to any equity interest in the Company, and any subsidiary of the Company, including payments to repurchase, redeem, retire, acquire, cancel or terminate any equity interest of the Company, and any subsidiary of the Company, or any option, warrant or other right to acquire any equity interest of the Company, and any subsidiary of the Company, except that:
•	Any subsidiary may declare and pay dividends ratably to its equity holders
•	The Company may repurchase equity interests from the Company’s and the subsidiaries’ directors, officers and employees in connection with warrants, options, SARs, phantom stock and similar incentives up to $20 million in the aggregate although additional restrictions apply to repurchases from the Company’s CEO and another senior officer
•	The Company may make distributions to employees on account of their interests in the ESOP upon separation from employment with the Company, other distributions and contributions to the ESOP as required by applicable law and the Plan Documents including non-statutory diversification elections under the ESOP Plan Documents
•	The Company may redeem its junior subordinated warrants as long as it has $10 million of headroom under its Revolver and it is in compliance with the Senior Secured Leverage Ratio and the Interest Coverage Ratio and it is in further compliance as of the applicable date with a more demanding senior secured leverage ratio test which had been set forth in the Senior Credit Facility after taking into account the fourth amendment to the Senior Credit Facility but without taking into account the fifth amendment to the Senior Credit Facility
•	The Company may make other restricted payments up to a variable amount based on the Company’s Excess Cash Flow and net cash proceeds from certain equity offerings as long as the Company’s Senior Secured Leverage Ratio is less than 2.5 to 1.0 and the Company has at least $10.0 million of headroom under its Revolver

The Senior Credit Facility restricts the Company’s ability to engage in other transactions including incurring liens, entering into sale lease-back transactions, making certain investments, loans and advances, merging or selling all or substantially all of the Company’s assets, engaging in transactions with affiliates, restricting the ability of subsidiaries to make distributions and pay dividends to parents, amending material indebtedness to increase the Company’s obligations, amending the ESOP Plan Documents in a way materially adverse to the Company’s senior lenders, paying or making distributions whether in cash, securities or property to holders of the Company’s subordinated debt at an unscheduled time, entering into certain prohibited transactions under ERISA and entering into and paying certain earn-outs.
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
Alion has classified the warrants as debt instruments and not equity, in accordance with EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. The Company recognizes interest expense for changes in the fair value of the warrants which had an aggregate estimated fair value of $33.3 million as of June 30, 2009.
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

Covenants. As of June 30, 2009, the Company was in compliance with the covenants set forth in the Company’s Indenture with respect to the Company’s 10.25% Senior Unsecured Notes. The Company’s Indenture does not contain any financial covenants.
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

Year	Percentage of Principal
2011	105.125%
2012	102.563%
2013 and thereafter	100.000%

During the remainder of fiscal year 2009 and the next six fiscal years the Company expects that at a minimum, it will have to make the following estimated interest and principal payments.

	7-Fiscal Year Period ($ In thousands)
	2009*	2010	2011	2012	2013	2014	2015

Bank revolver

- Interest(1)	$285	$933	$659	$432	$431	$203	$203

Senior Term Loan

- Interest(2)	5,759	22,759	22,525	22,352	7,820	—	—

- Principal(3)	608	2,433	2,433	2,433	229,297	—	—

Senior Unsecured Notes

- Interest	6,406	25,625	25,625	25,625	25,625	25,625	12,813

- Principal	—	—	—	—	—	—	250,000

Subordinated Note

- Interest	793	3,187	3,332	3,537	4,254	—	—

- Principal	—	3,000	3,000	2,000	70,311	—	—

Total cash — pay interest	13,243	52,504	52,141	51,946	38,130	25,828	13,016

Total cash — pay principal	608	5,433	5,433	4,433	299,608	—	250,000

Total	$13,851	$57,937	$57,574	$56,379	$337,738	$25,828	$263,016

*	Estimated interest and principal payments for the remainder of fiscal year 2009.

(1)	Alion anticipates regularly accessing a $40.0 million revolving credit facility to finance working capital. Alion’s existing Revolver expires in September 2009. The Company expects to replace it or renew it annually with a similar facility continuing through 2015. Alion estimates the average revolver balance will be $10.0 million for fiscal year 2009; $8.0 million for fiscal year 2010, $5.0 million for 2011, $2.5 million for 2012 and 2013 and minimal thereafter. Interest expense includes estimated fees for the unused balance of a $40.0 million revolving credit facility. The Company estimates the effective average cash-pay interest rate, excluding fees for the unused balance on the Revolver, will be 9.5% for all periods presented.

(2)	Alion estimates its average annual Senior Term Loan balance will be: $238.1 million, $235.7 million, $233.3 million, $230.8 million, and $81.0 million for fiscal years 2009 through 2013. The Senior Term Loan matures February 2013. The Company expects it will need to refinance the Senior Term Loan prior to maturity and forecasts interest expense to continue at existing levels based on Alion’s current minimum interest rate of 9.5%.

(3)	The Senior Credit Facility requires Alion to repay approximately 1.0% of the Senior Term Loan principal annually. On a cumulative basis, Alion is required to pay approximately 4.3% of principal through the first quarter of fiscal year 2013. The remaining balance is due on February 6, 2013, the Senior Term Loan maturity date. The table reflects the balance drawn of $237.2 million as of June 30, 2009, payments of approximately $2.4 million each fiscal year from 2009 through 2012, an approximate $0.6 million payment in the first quarter of fiscal 2013, and approximately $228.7 million in remaining principal due February 6, 2013. If Alion generates excess cash flow in a given fiscal year, issues or incurs certain debt or sells certain assets, the Senior Credit Facility requires the Company to prepay a portion of the principal. As of June 30, 2009, no mandatory prepayments are due.
Contingent Obligations
Earn-outs
Alion’s LogConGroup earn-out obligation continues through September 2013. The maximum earn-out is $900 thousand based on revenue from potential logistics contracts. In the nine months ended June 30, 2009, Alion recognized no LogConGroup earn out. Management believes realization of this earn-out will not have a material effect on Alion’s financial position, results of operations, or liquidity. No other acquisition related earn-out obligations remain.

Other Contingent obligations which will impact the Company’s cash flow
Other contingent obligations which will impact Alion’s cash flow include:
•	IIT’s Subordinated Note warrant put rights;
•	Stock-based and long-term incentive compensation plan obligations; and
•	ESOP share repurchase and diversification obligations.
As of June 30, 2009, Alion had spent a cumulative total of $69.7 million to repurchase shares of its common stock to satisfy ESOP distribution and diversification requests from former employees and Plan beneficiaries. In 2008, the Company changed its prior practice of immediately paying out all distribution requests in full. In March 2008, Alion began paying ESOP beneficiaries over the five-year distribution period permitted by ERISA and the terms of the Plan. Alion intends to continue this practice for the foreseeable future in part to offset the cash flow effects of annual employee diversification requests that began in fiscal 2008 and which are expected to continue for the foreseeable future.

	Number of Shares		Total Value
	Repurchased		Purchased
Date	Fiscal 2009	Share Price	Fiscal 2009
			(In thousands)
December 2008	233	$38.35	$9
March 2009	189,038	$38.35	7,250
April 2009	122	$34.30	4
May 2009	38	$34.30	1

Total	189,271		$7,264

Alion believes cash flow from operations and cash available under current and anticipated revolving credit facilities will provide sufficient capital to fulfill current business plans and fund working capital needs for at least the next 24 months. The Company intends to focus on organic growth and improving processes and margins.
Although Alion expects to have positive annual operating cash flow, it will need to generate significant additional revenue beyond current levels and earn net income in order to pay Senior Credit Facility principal and interest, the Senior Unsecured Notes, the Subordinated Note and Warrants, and satisfy ESOP repurchase and diversification obligations. Alion is negotiating with existing and potential lenders to refinance or replace its existing revolving credit facility prior to September 25, 2009. The Company does not yet know the terms under which it will be able to replace or continue its existing revolver. Despite the current state of the credit markets, Management does not expect that the interest rate on renewal or replacement of the Revolver will have an effective coupon rate materially greater than the current rate. Therefore, Management does not believe that renewal or extension of the Revolver will materially affect the Company’s cash flows or results of operations.
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
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”) which sets out requirements for disclosing and accounting for events that occur after an entity’s balance sheet date but before financial statements are issued or available to be issued. Alion adopted SFAS 165 in the third quarter of fiscal 2009 with no material effect on its consolidated financial statements. Management evaluated subsequent events through August 7, 2009, the date the Company is issuing its financial statements and included required disclosures in Note 21.
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168 (SFAS 168), The FASB Accounting Standards Codification (ASC) and the Hierarchy of Generally Accepted Accounting Principles (GAAP), a replacement of FASB Statement No. 162. SFAS 168 establishes the ASC as the sole source of authoritative GAAP in the United States, other than rules and interpretive releases issued by the SEC. The ASC is a reorganization of current GAAP into a topical format that eliminates the current GAAP hierarchy. Instead it establishes instead two levels of guidance — authoritative and non-authoritative. All non-grandfathered, non-SEC accounting literature not included in the ASC will become non-authoritative. The primary goal of the ASC is to simplify access to all authoritative GAAP, providing in one place, all authoritative literature related to a particular accounting topic. The ASC will be effective for interim and annual periods ending after September 15, 2009. The ASC is not intended to change existing GAAP. Therefore Management does not expect the ASC will affect Alion’s consolidated financial position, results of operations or cash flows.
Forward Looking Statements
Information included and incorporated by reference in this Form 10-Q may contain forward-looking statements that involve risks and uncertainties. These statements relate to the Company’s future plans, objectives, expectations and intentions and are for illustrative purposes only. These statements may be identified by the use of words such as “believe,” “expect,” “intend,” “plan,” “anticipate,” “likely,” “will,” “pro forma,” “forecast,” “projections,” “could,” “estimate,” “may,” “potential,” “should,” “would,” and similar expressions.
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

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s view only as of August 7, 2009. The Company undertakes no obligation to update any of the forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise. This discussion addresses only continuing operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
The Company is exposed to interest rate risk principally for debt incurred to finance its acquisitions, its periodic borrowings and related debt amendments, and re-financings. The balance on the $40.0 million Revolver bears interest at variable rates currently based on Credit Suisse’s (CS) prime rate (with a minimum of 4.5%) plus a maximum spread of 500 basis points. The Senior Term Loan bears interest at variable rates currently tied to the Eurodollar rate (with a minimum of 3.5%) plus 600 basis points. Such variable rates increase the risk that interest charges will increase materially if market interest rates increase. The current interest rate spreads exceed the spreads that were in effect in fiscal year 2008. The approximate impact of a 1% increase in the interest rate, as applied to principal balances drawn under the Senior Credit Facility would be $0.6 million, $2.4 million, $2.3 million, $2.3 million, and $1.1 million for the balance of fiscal year 2009 and fiscal years ending 2010 through 2013.
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
Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 15d — 15(f) under the Exchange Act) during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 4T. Controls and Procedures
See disclosure under Item 4.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
See Note 20 to the Condensed Consolidated Financial Statements. Other than the actions discussed in the Company’s most recent Annual Report on Form 10-K, the Company is not involved in any legal proceeding other than routine legal proceedings occurring in the ordinary course of business. Alion believes that these routine legal proceedings, in the aggregate, are not material to its financial condition and results of operations.
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
Date: August 7, 2009

EXHIBIT INDEX

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