Form 10-K
period 2009-09-30
ALION SCIENCE & TECHNOLOGY CORP
filed 2009-12-24
CIK 1166568

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2009
Alion Science and Technology Corporation
(Exact name of Registrant as Specified in its Charter)

Delaware	333-89756	54-2061691
(State or Other Jurisdiction of Organization)	(Commission File Number)	(IRS Employer Incorporation or Identification No.)
1750 Tysons Boulevard
Suite 1300
McLean, VA 22101
(703) 918-4480
(Address, including Zip Code and Telephone Number, including
Area Code, of Principal Executive Offices)

Securities registered pursuant to Section 12(b) or 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☑ No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated Filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter: None
The number of shares outstanding of Alion Science and Technology Corporation common stock as of September 30, 2009 was 5,424,274.
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
The factors that could cause actual results to differ materially from those anticipated include, but are not limited to: changes to the ERISA laws related to the Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan; changes to the tax laws relating to the treatment and deductibility of goodwill, or any change in the Company’s effective tax rate; additional costs associated with compliance with the Sarbanes Oxley Act of 2002, including any changes in the SEC’s rules and other corporate governance requirements; failure of government customers to exercise options under contracts; funding decisions relating to U.S. Government projects; government contract procurement risks, such as contract award protests and terminations; competitive factors such as pricing pressures and/or our ability to hire and retain employees; results of current and/or future legal or government agency proceedings which may arise from our operations including our government contracts, and the risk of fines, liabilities, penalties, suspension and/or debarment; undertaking acquisitions that could increase costs or liabilities or be disruptive; taking on additional debt to fund acquisitions; failure to adequately integrate acquired businesses; material changes in other laws or regulations applicable to the Company’s businesses; availability and terms of financing; the general volatility of the debt and securities markets; risks associated with Alion’s debt including the ability to meet existing and future debt covenants; risks from private securities litigation, regulatory proceedings or government enforcement actions relating to our prior disclosure regarding covenant compliance; as well as other risks discussed elsewhere in this annual report.
Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s view only as of December 24, 2009. We undertake no obligation to update any of these factors or to publicly announce any change to our forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise.
Overview
Alion Science and Technology Corporation (“Alion”, “the Company”, “we”, “our”) is an employee-owned company. We provide scientific, engineering and information technology solutions for problems relating to national defense, homeland security and energy and environmental analysis. We provide research and development services primarily to U.S. government agencies, particularly the U.S. Department of Defense (DoD), state and foreign governments, and other commercial customers.
Revenue for the year ended September 30, 2009 was $802.2 million, an 8.5% increase over the prior year. Federal government contracts accounted for 96.5% of fiscal year 2009 revenue, with 91.9% from DoD contracts. For the year ended September 30, 2008, federal government contracts accounted for 94.2% of revenue, with 89.3% from DoD contracts.
We apply our expertise to a range of specialized fields, or core business areas described below. Our annual revenue, by core business area was:

	Revenue by Fiscal Year
Core Business Area	2009		2008		2007
	(In thousands)

Naval Architecture and Marine Engineering	$365,917	45.6%	$325,611	44.0%	$313,128	42.5%
Defense Operations	203,859	25.4%	220,298	29.8%	226,546	30.7%
Modeling and Simulation	99,420	12.4%	67,119	9.1%	48,994	6.6%
Technology Integration	50,762	6.3%	51,555	7.0%	54,580	7.4%
Information Technology and Wireless Communications	42,353	5.3%	37,791	5.1%	46,757	6.3%
Energy and Environmental Sciences	39,914	5.0%	37,108	5.0%	47,582	6.5%

Total	802,225	100.0%	739,482	100.0%	737,587	100.0%

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
Defense Operations. We perform military transformation analyses, assess logistics management readiness and operational support training, and analyze critical infrastructure risks and vulnerabilities.
•	We analyze major programs and issues related to joint warfare training, mission rehearsal, experimentation and other transformational activities. We develop net-centric initiatives and integrate C4I (command, control, communication, and computer intelligence) initiatives.
•	We support DoD strategic planning efforts and operational exercises. We analyze, plan and implement base realignments and assess the defense industrial base.
•	We help develop department-wide DoD education programs. We develop technology, compile courseware and translate it into electronic and web-based distance learning media.
•	We provide the tools and support to assess vulnerabilities and protect infrastructure such as ports, power plants and communications nodes.
•	We collaborate with DoD communities of interest and produce Joint Capabilities Integration and Development System analysis and capabilities documents.
•	We provide DoD requirements and concepts integration analysis (futures analysis).
Modeling and Simulation. We use our modeling and simulation (M&S) expertise to assist our customers in examining event outcomes.
•	We design and conduct strategic and operations analytic war games to evaluate future operational concepts and force transformation initiatives. We create and implement training scenarios for multi-dimensional simulation systems. We support Joint Forces Command’s Multi-National Experiment series and Joint Conflict and Tactical Simulation scenarios.
•	We manage the DoD Modeling and Simulation Information Analysis Center. We develop M&S tools to support integration and federation of stand-alone simulator based training and large scale distributed training events.
•	We develop phenomenological models for nuclear, chemical, biological and electromagnetic environments.
•	We develop multi-dimensional visualization files to simultaneously display actual IED events, terrain databases and scenario scripts to replay events and allow units to adjust tactics, techniques, and procedures.
•	We use current industry gaming technology to develop proprietary and open source solutions for customers who use “serious” gaming for training and education.
•	We maintain a threat generation library to support world-wide Air Force and Joint training and mission rehearsal operations.
•	We provide M&S, C4I and operational support for the U.S. Navy’s Fleet Synthetic Training and its Continuous Training Environment which delivers distributed, on-demand training.

Technology Integration. We provide system integration and design services, including facility engineering services, to the DoD, other federal departments and agencies, and commercial customers.
•	We use technology, re-engineering, and materials selection to enhance production, improve performance, reduce cost, and extend the life of engineered systems.
•	We develop and integrate processes and equipment for rapid prototype production and flexible manufacturing and maintain our own rapid prototyping and limited production manufacturing facilities.
•	We provide engineering, architectural, construction management, logistics, design oversight, and inspection services.
•	We apply reliability engineering methods to improve system availability and enhance maintainability and supportability.
•	We support numerous research and development activities focused on taking advantage of new and emerging technologies. These include the Army’s Night Vision and Electronic Sensors Directorate, the Army Research Laboratory, the Air Force Research Laboratory, the Navy Research Laboratory, and system developers throughout the Defense Department.
•	We develop Human Systems Integration products and provide technical services to ensure Army, Air Force and Navy staff and force structures can operate, support and maintain their complex integrated systems.
Information Technology and Wireless Communications. We provide services and technologies to improve information flow across networks and organizations. We analyze customer requirements, develop system concepts and perform trade off studies to identify and implement the best design. We lead efforts to verify a design is properly built and integrated, and provide post-delivery end user support.
•	We provide management and information technology consulting services focused on developing and implementing innovative business solutions and management services for Defense, civilian and commercial customers.
•	Our Management Solutions practice specializes in project management, Earned Value Management, Change Management and Process Design and Improvement.
•	Our Technology Solutions practice specializes in Information Management, Enterprise Architecture, Service Oriented Architecture, Web Portals and Business Intelligence.
•	We offer a full range of spectrum management, planning, and operational support services to determine radio frequency propagation and coverage profiles for networks to operate free of interference, cover desired geographic areas and perform as designed.
•	We deliver optimized information systems designs through advanced wireless design and evaluation techniques using modeling and simulation, prototyping, experimentation, and field testing.
•	We develop detailed data architectures and enhance data visualization to enable our customers to design, document, test and deploy complex integrated systems that support efficient data mining, data flow and knowledge management.
•	We provide wireless security, logistics and asset tracking technologies to support and maximize fielded systems’ operational capabilities.
Energy and Environmental Sciences. We support more cost-effective energy production and enhance environmental protection for the DoD, other federal departments and agencies, and commercial customers.
•	We conduct, develop, and improve processes and equipment for generating power and providing alternative energy sources.
•	We provide nuclear safety and other performance-related analyses to the U.S. Department of Energy, National Laboratories, and the commercial power industry.
•	We develop and evaluate methods for detecting chemical, biological, and other toxic agents.

•	We develop, test and implement methods for measuring air quality.
•	We operate laboratory facilities that determine the constituents and properties of wastes and effluents, develop and validate analytical methods and instruments, and determine the potential health effects of various substances for the U.S. Environmental Protection Agency and the National Institutes of Health.
•	Our wholly-owned subsidiary, Human Factors Applications, Inc., remediates sites that contain conventional explosive, toxic, radioactive, and chemical material; and decontaminates and demolishes buildings and equipment contaminated with explosives.
Recent Developments
The Term B Senior Secured Credit Facility Agreement (Term B Senior Credit Agreement) requires Alion to satisfy two financial covenants, a senior secured leverage test and an interest coverage test which compare Alion’s senior secured debt and its interest expense to its Consolidated EBITDA, and maintain certain minimum thresholds which vary from period to period. Alion recently discovered that historically it has not calculated Consolidated EBITDA in accordance with the definition of Consolidated EBITDA in the Term B Senior Credit Agreement. The Term B Senior Credit Agreement requires Alion to deduct from Consolidated EBITDA cash payments made in a current accounting period on account of reserves, restructuring charges and other non-cash charges that Alion added to its Consolidated EBITDA in a prior accounting period as permitted by the definition. Alion discovered that in calculating Consolidated EBITDA it has not historically reduced its Consolidated EBITDA by cash payments made on account of non-cash charges added back in prior periods related to, among other things, Alion’s SAR and phantom stock plans.
As a result of miscalculating Consolidated EBITDA, the Company failed to comply with its senior secured leverage ratio test (or predecessor test) beginning with its fiscal quarter ending June 30, 2006 and continued to fail to comply through the quarter ending June 30, 2009 except the Company complied for the quarters ending March 31, 2007, June 30, 2007 and September 30, 2007. The Company also failed to comply with its interest coverage ratio test beginning with its quarter ending December 31, 2007 and continued to fail to comply through the quarter ending September 30, 2009.
The failure to satisfy the senior secured leverage ratio (or predecessor test) and the interest coverage ratio for the periods indicated resulted in Alion consequentially breaching a number of affirmative and negative covenants in the Credit Facility. The affirmative covenants consequentially breached related to Alion’s obligation to deliver to the Administrative Agent (a) compliance certificates and supporting materials and (b) financial statements. The negative covenants consequentially breached related to Alion’s obligation to refrain while in default from (a) making certain restricted payments related to Alion’s stock appreciation rights and phantom stock plans, (b) making certain restricted payments to departing employees under Alion’s ESOP, (c) paying certain non-employee directors fees, (d) pre-paying principal on Alion’s junior subordinated notes ahead of regularly scheduled times, and (e) paying certain earn-out obligations in connection with consummated acquisitions. Further, each time Alion drew under its Revolver or borrowed a Term Loan, Alion was deemed to make certain representations and warranties to the lenders under the Term B Senior Credit Agreement, and, as a result of Alion breaching the various financial, affirmative and negative covenants described above, certain of Alion’s representations and warranties were incorrect.
On December 14, 2009, the Company entered into a waiver with the required lenders under the Term B Senior Credit Agreement (Waiver). Under the Waiver, the requisite lenders under the Term B Senior Credit Agreement waived all of Alion’s financial, affirmative and negative covenant defaults described above, and its breach of certain representations and warranties, existing on December 14, 2009 and any defaults which will occur solely as a result of the proper application of required cash deductions in the calculation of Consolidated EBITDA for the fiscal year and quarter ended September 30, 2009.
Pursuant to the Waiver, Alion paid each lender granting the waiver a waiver fee in the amount of 0.25% of the aggregate principal amount of the term loans and revolving credit commitments of such lender outstanding on December 14, 2009. Alion has also promised to pay on March 1, 2010 each lender granting the waiver a future fee equal to 1.0% of the aggregate principal amount of the term loans and revolving credit commitments of such lender outstanding on March 1, 2010 unless such lender shall have assigned all or a portion of such lender’s holdings, in which case such lender’s assignee (unless otherwise agreed) shall be entitled to the future and supplemental 1.0% fee payable by Alion. Alion paid an additional arrangement fee to the Administrative Agent in connection with securing the Waiver.

The Waiver does not change any of the terms or definitions of the Term B Senior Credit Agreement. Going forward, the Company will be required to deduct cash payments relating to the settlement of deferred compensation plans and certain retirement obligations in the calculation of Consolidated EBITDA.
Restatement
The Company’s above-mentioned financial, affirmative and negative covenant defaults under the Credit Agreement resulted in the Company’s Term B senior term loan and revolving loan payable balances being callable either by the administrative agent or by lenders holding a majority of the value of the outstanding loans and therefore, as of the issuance of the Company’s fiscal year 2008 financial statements and the financial statements for the Affected Fiscal Quarters, such balances should have been classified as current liabilities. The Term B senior term loan payable balance of $229.8 million was incorrectly classified as long-term liabilities on the Company’s fiscal year 2008 balance sheet. The Term B senior term loan and the revolving loan payable balances, the amounts of which are set forth below, were likewise incorrectly classified as long-term liabilities on the Company’s balance sheets for the Affected Fiscal Quarters.

	Term B Senior Term Loan	Revolving Loan
Fiscal Quarter	Payable Balance	Payable Balance
December 31, 2007	$237,962	$26,550
March 31, 2008	$237,567	$22,850
June 30, 2008	$237,171	$10,850
December 31, 2008	$229,684	—
March 31, 2009	$229,536	$4,720
June 30, 2009	$229,387	—
Subsequently, as discussed above, the Company has obtained the Waiver from the lenders of the aforementioned covenant defaults, and therefore the senior term loan and revolving loan payable balances will be appropriately classified as long-term liabilities in the Company’s fiscal year 2009 balance sheet.
Corporate History
Alion Science and Technology Corporation was organized in October 2001, as a for-profit Delaware corporation to acquire substantially all the assets and liabilities of IITRI, a not-for-profit Illinois corporation. Alion is an S corporation entirely owned by an employee stock ownership plan (ESOP, the Plan). The Company is the successor in interest to IITRI, a government contractor founded in 1935. The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Trust (the ESOP Trust) holds record title to all shares of Alion’s issued and outstanding common stock. In December 2002, some eligible IITRI employees directed funds from qualifying retirement account balances into Alion’s ESOP. State Street Bank and Trust Company, the ESOP Trustee, used those proceeds to purchase Alion common stock. The Company used the ESOP proceeds, together with funds from bank loans and other debt described elsewhere in this annual report, to complete the IITRI purchase.
The Alion ESOP
The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan, is a KSOP — a qualified retirement plan that includes an ESOP invested in Alion common stock and a non-ESOP component invested in mutual funds. The ESOP Trust owns all outstanding shares of our common stock. Eligible employees can purchase beneficial interests in our common stock by:
•	rolling over an eligible retirement account balance from another plan into the ESOP when initially hired;
•	transferring funds to the ESOP from the non-ESOP component of the KSOP during semi-annual election periods; and/or
•	directing a portion of pre-tax earnings to the ESOP.
The ESOP Trustee uses money employees invest in the ESOP component to purchase shares of Alion common stock and allocates ESOP interests to employee accounts according to the Plan’s terms.

We make retirement plan contributions for all eligible employee participants. We contribute to both the ESOP and the non-ESOP components. We also make matching contributions to the ESOP for eligible employees based on their pre-tax salary deferrals.
The ESOP Trustee holds record title to all shares of Alion common stock allocated to ESOP accounts. Except in certain limited circumstances, the ESOP Trustee must vote those shares as directed by the ESOP committee. The ESOP committee consists of four members of Alion’s management team and three other Alion employees; it is responsible for financial management and administration of the ESOP.
By law, Alion is required to value the common stock held in the ESOP component at least once a year. Alion has chosen to have the ESOP Trustee value the common stock in the ESOP twice a year — as of March 31 and September 30. All ESOP transactions must occur at the current fair market value of the common stock held by the ESOP Trust. Semi-annual valuations permit employees to invest in Alion common stock twice a year rather than only once and permit former employees and beneficiaries to request ESOP distributions at mid-year and year-end instead of only at year end.
Business Strategy
We plan to grow revenue organically and through strategic acquisitions, capitalizing on our skilled work force and our sophisticated solutions competencies. We have several key strategies.
Broaden existing core competencies. To expand our expertise and keep pace with technological developments, we hire skilled employees, undertake expanded business development initiatives and invest in research and development to extend our core business area capacity. We used acquisitions to significantly enhance our core expertise in naval architecture and marine engineering, information technology, modeling and simulation, and defense operations. We use employee training and customer- and internally-funded research and development to expand our technology skills. Our Alion University offers employees programs in engineering, program management, finance and administration. We design our efforts to keep Alion at the forefront of the federal and commercial technology solutions markets and enhance our ability to serve our customers.
Leverage experience and reputation to expand market share. We perform a variety of services for a broad base of approximately 600 customers, including Cabinet-level government departments and agencies, and state and foreign governments. We plan to use our sophisticated capabilities and customer relationships to expand our market presence by delivering solutions to new customers. We believe we can increase revenue by offering existing customers new capabilities. We intend to use those relationships and our sophisticated technology expertise to strategically expand our Department of Homeland Security (DHS) customer base. For the second straight year, our prime contract revenue ranked Alion among the top 40 government contractors providing information technology products and services, systems integration, telecommunications, and professional engineering services.
Continue to improve financial performance and increase sales. We believe key elements of our success have been our focus on growing our business and achieving operating efficiencies. Over the past five years our revenue grew at a 19.9% compound annual rate from $269.9 million in 2004 to $802.2 million in 2009. Last year revenue grew by 8.5% organically. We intend to strengthen financial performance by growing our business, organically and through strategic acquisitions, and by reducing operating costs. We believe improved financial performance will lead to a more competitive cost structure which will enhance our ability to win business. We believe Alion’s increased size and expertise, has positioned us to bid on larger government programs and broaden our customer base.
Market and Industry Background
We recognize the new Administration’s priority shift from defense and homeland security to health care reform, energy and education. Nevertheless, with combined contractor spending (outlays) in excess of $410 billion for Defense and Homeland Security versus $165 billion for all other domestic Federal priorities, we share the 2010 Outlook conclusions of INPUT and Federal Sources, Inc. that Defense and Homeland Security remain viable markets for technology service providers in the foreseeable future.
Shift in Overall Federal Budget/Spending and Focus. Department of Defense and Homeland Security budget priorities are shifting under the Obama Administration. Massive funding priorities seek to resolve the conflicts of national preparedness and weapon and platform modernization versus reset, as well as current operations and support for the troops. Early indications and stimulus priorities have already identified major engineering development programs nearing production maturity for cancellation. The Administration’s budget proposals are simultaneously embracing many new technology development efforts to leverage emerging research and science efforts to address domestic and foreign operational security needs.

The 2010 defense budget requests $663.8 billion in new discretionary budget authority — $533.7 billion for the defense budget plus $130.1 billion for overseas contingency operations to support military requirements in Iraq and Afghanistan. The $533.7 billion base request is a 4% increase over last year’s base appropriation. Secretary of Defense Robert Gates declared DoD will give operational forces the highest priority. The 2010 defense budget seeks $149.6 billion (up 4.7% from 2009) for greater end strength and military pay and an increase in health care to nearly 50% of force support expenditures. In addition, the budget includes $2 billion specifically for ISR (intelligence, surveillance and reconnaissance) to support forces in Iraq and Afghanistan. The budget proposal balances increases in the Operations and Maintenance budget (up $1.9 billion to $275.6 billion) with a $2.3 billion decrease in procurement spending for major weapons systems and platforms ($131.1 billion).
The 2010 defense budget cancels the Army’s major vehicle-modernization program, stops the production of the Air Force’s F-22 Raptor fighter jet, halts the increase of ground-based missile defense programs in favor of more limited missile defense approaches, and treats the Navy’s large surface-warfare platforms with caution. The budget places priority on the needs of a military at war in Iraq and Afghanistan providing $11 billion to increase the size of the Army and Marine Corps and expanding ISR and helicopter programs that have performed well.
As demonstrated by their use of the ISR and Joint IED Defeat Task Forces and the Rapid Fielding Initiative, the Under Secretaries of Defense for Intelligence and AT&L (Acquisition, Technology and Logistics) and the Director of Defense Research and Engineering are increasing the emphasis on technology, prototyping and system integration as a way to address pressing operational concerns in Iraq and Afghanistan. Shifting focus from Iraq to Afghanistan will cause a drawdown of U.S. military in Iraq, including a level of equipment redeployment not seen in decades. A different set of priorities in Afghanistan will include ISR, especially unmanned aerial vehicles; helicopter and rotary wing lift cargo support; improved soldier systems; and adapted up-armored vehicles. Differing priorities will also require revised training, situational decision support and expanded modeling and simulation to prepare for and achieve the massive redeployment out of Iraq.
The RDT&E (Research Development Test and Evaluation) request in the 2010 budget is down 3.4% from last year largely due to cancelation or curtailment of large engineering development programs such as Future Combat System and Joint Strike Fighter. However, the 2010 budget includes new authority for three Littoral Combat Ships that support counterinsurgency operations in coastal regions and four Joint High Speed Vessel ships to improve inter-theater lift capacity. Despite the decline in RDT&E spending from last year, the 2010 budget also includes a $170 million increase in Science and Technology budget authority signaling the Administration’s commitment to strategic science, technology, engineering and mathematics. Science and Technology spending is expected to grow by $2.2 billion over the Five Year Defense Plan with increased emphasis on research areas where Alion has engineering and technological expertise.
Quadrennial Defense Review. The on-going Quadrennial Defense Review (QDR) will permit the Administration to put its first full imprint on future Defense budgets by examining major questions including counter-insurgency and asymmetrical warfare that focus more on the current wars in Iraq and Afghanistan, rather than on unknown future conflicts. The QDR is expected to examine new types of maritime threats like piracy and subsurface and surface weaponry advances; tactical, cyber and global asymmetric threats; proliferation of weapons of mass destruction, and commercial technology exploitation by adversaries. The QDR will examine how to
•	Continue to better adapt the military to irregular war and institutionalize lessons learned from ongoing wars.
•	Deter and counter potential threats from proliferation of ballistic missiles and weapons of mass destruction by utilizing anti-access weapons, anti-satellite weapons and long-range anti-ship missiles.
•	Adapt forward basing and presence to a changing world, and reduce duplicative efforts among the services.
•	Address inter-agency roles for domestic homeland security and foreign aid in concert with efforts at the Departments of State and Homeland Security.
•	Increase control over weapons system costs, by ensuring reasonable requirements and adequately mature technology before programs go forward.
•	Implement major reforms to control U.S. satellite program costs and mitigate delays to support expanded ISR capabilities.
•	Analyze and determine cyber security needs and projected investments in enterprise architecture and offense- and defense-driven technology solutions.

Homeland Security Priorities. The Administration requested $2.6 billion more for DHS in 2010 than in 2009 concentrating on counterterrorism, disaster planning and recovery, border security and organizational efficiency through consolidation, inter-agency cooperation, and expanded technology infrastructure. The proposed $55.1 billion DHS budget expands efforts to detect explosives in public spaces and transportation networks; protect against cyber attacks; and increase information-sharing with other law enforcement agencies. Border security initiatives seek to add technology, assets and manpower to southwestern border efforts including additional U.S. Coast Guard cutters and patrol planes, and to increase smart security technology use in northern border surveillance. Cybersecurity is a key DHS program driver focused on developing and deploying technologies to counter national cyber security threats and securing critical information networks and infrastructure. Consistent with the cybersecurity mission, the DHS budget also seeks funds to modernize infrastructure and information-sharing environments, and optimize architecture and configuration.
Continuing Impact of U.S. Government Procurement Reform. In recent years, U.S. government agencies have had increased access to alternative choices in contract vehicles—such as indefinite delivery/indefinite quantity contracts (ID/IQs), Government Wide Acquisition Contracts (GWACs), General Services Administration (GSA) schedule contracts and agency-specific Blanket Purchase Agreements (BPAs). These choices created a more market-based environment in U.S. government procurement increased contracting flexibility and provided departments and agencies multiple channels to access contractor services. A contractor’s successful past performance, its technical capabilities and management skills remain critical elements in the award process. We believe increased procurement flexibility from BPAs and ID/IQ, GWAC, and GSA schedule contracts will drive continued use of these vehicles and will facilitate technology service provider access to meet government’s increased services and solutions demands.
The Administration has an ambitious agenda to alter the government-industry partnership with acquisition reform at the head of the list. The Administration seeks increased fixed price contracting and expanded procurement competition to shorten the time required to develop and deploy new technologies. Both product suppliers and service contractors have come under intense scrutiny regarding Organizational Conflicts of Interest (OCI). Passage of the Weapons System Acquisition Reform Act this year has prompted hardware businesses to re-examine business portfolios, effectively “forcing” them to choose between designing or providing systems. The government has also shown an increasing desire for greater in-sourcing, as it focuses on “inherently governmental” roles and responsibilities such as acquisition and procurement, logistics support, program and contract management, and audit and financial management.
We are primarily a government contractor.
For the years ended September 30, 2009, 2008 and 2007, 96.5%. 94.2% and 93.9% of our revenue came from federal government contracts. The Defense Department is our largest customer. We expect most of our revenue will continue to come from federal government contracts that we perform as a prime contractor or subcontractor. As a prime contractor, we have direct contact with the applicable government agency. As a subcontractor, we work for a prime contractor, which serves as the point of contact with the government agency overseeing the program.
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
Contract Types. We have a diverse contract base. Many customers utilize our ID/IQ multiple-award delivery order contract vehicles. Five of our six largest contracts are ID/IQ delivery order contracts. They accounted for approximately 57.9% of current year revenue. Our single largest individual contract generated approximately 14% of current year revenue. As of September 30, 2009, we had a portfolio of approximately 1,100 individual active contracts and task orders. We have three types of pricing structures for our contracts: cost-reimbursement, fixed-price and time-and-material.
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

In addition to traditional, closed-end contracts, we have multiple award contracts such as ID/IQ, GSA schedule, BPA and GWAC contracts, which require us to make sustained post-award efforts to realize revenue under such contracts. Our historical contract mix as a percentage of total revenue for the years ended September 30, 2009, 2008 and 2007, is summarized below.

	For the Years Ended September 30,
Contract Type	2009		2008		2007
	(In millions)
Cost-reimbursement	$567,294	70.7%	$517,692	70.0%	$512,587	69.5%
Fixed-price	91,885	11.5%	70,146	9.5%	70,946	9.6%
Time-and-material	143,046	17.8%	151,644	20.5%	154,054	20.9%

Total	$802,225	100.0%	$739,482	100.0%	$737,587	100.0%

We attempt to reduce our financial and performance risks at every stage of the contracting process. However, sometimes we begin providing services before a U.S. government agency has actually signed or funded a contract or task order. We are at risk for costs we incur prior to award of a new contract or prior to modification of an existing contract. This practice is customary in our industry, particularly where a contractor has oral notice of a contract award, but has yet to receive required contract documentation. We designed our internal procedures to ensure we only provide services “at risk” when we believe funding is highly probable and delays are administrative or technical in nature. In most cases when a contract is ultimately executed or modified, we get paid for all our costs. However, we cannot be certain, when we start work prior to contract authorization, that we will receive an executed contract or that we will be paid for all our costs. As of September 30, 2009, we had $36.3 million in contract costs at risk.
We compete for key contracts from various agencies of the U.S. government. Our business development and technical personnel target contract opportunities and perform detailed analyses of each customer’s priorities and overall market dynamics. Depending upon whether a targeted contract is a renewal or a new opportunity, we spend between three and 18 months developing and executing our competitive strategy. Once we decide to pursue a contract, we mobilize a core group of employees with the requisite expertise to lead our bidding and proposal preparation efforts. We supplement our internal capabilities with a network of consultants and other industry experts as necessary. To enhance our likelihood of winning a contract, we team with other contractors, frequently our competitors, who have complementary technical strengths.
When we win a contract or task order, we assign a project manager and a task leader to ensure we timely deliver high-quality services. Program managers regularly interface with customers to evaluate Alion’s performance and customer satisfaction levels. Managers use Alion’s financial management and information systems to monitor costs against contract and task order funding ceilings to measure performance and profitability.
Government Oversight. Federal government auditors and technical specialists regularly review our contract administration and cost accounting policies and practices. Costs on flexibly-priced federal government contracts are subject to Defense Contract Audit Agency (DCAA) and other audits and negotiated adjustments. An audit may reveal that some costs charged to a government contract are not allowable, either in whole or in part. In these circumstances, we must repay the federal government any money they paid us for unallowable costs, plus interest and possible penalties. The government considers Alion a major contractor and maintains an on site audit office. DCAA is currently auditing the Company’s 2005 and 2006 claimed indirect costs. Indirect rates through 2004 have been settled. The Company submitted its fiscal year 2008 and 2007 indirect cost proposals to the government in March 2009 and 2008. Alion expects to submit its current fiscal year indirect cost proposal next March. The Company has recorded revenue on federal government contracts in amounts it expects to realize.
Backlog. Our contract backlog represents an estimate, as of a specific date, of the remaining future revenue we expect from existing contracts. On September 30, 2009, backlog on existing contracts and executed delivery orders totaled $2.7 billion, of which $376.5 million was funded. The Company estimates it has an additional $3.7 billion of unfunded contract ceiling value for an aggregate total backlog of $6.4 billion. Funded backlog is the value of executed contract funding less previously recognized revenue. Unfunded backlog is the estimated value of additional funding not yet authorized by customers on our existing contracts. Pre-negotiated contract options, options not yet exercised by a customer for additional years and other extension opportunities in existing contracts are included in estimated contract ceiling backlog. The Company estimates unfunded contract ceiling value for ID/IQ and similar contracts as the difference between estimated total contract value and the total value of all executed delivery orders.

Because the U.S. government operates under annual appropriations, its departments and agencies typically fund contracts on an incremental basis. Thus, only a portion of total contract backlog is “funded.” Funded backlog varies based on procurement and funding cycles and other factors beyond our control. Future funding from execution of new contracts and extension or renewal of existing contracts increases our backlog; completed contracts, early terminations, and reductions in estimated future revenue on existing contracts reduce backlog. Estimates of future revenue from contract backlog are by their nature inexact. Timing and receipt of future revenue are subject to various contingencies, many of which are outside of our control. Accordingly, year over year comparisons are not necessarily indicative of future revenue trends. The table below shows the value of our contract backlog as of September 30, 2009, 2008 and 2007.

	September 30,
	2009	2008	2007
	(In millions)
Backlog:
Funded	$376.5	$340.5	$360.0
Unfunded	6,008.4	4,475.8	4,669.0

Total	$6,384.9	$4,816.3	$5,029.0

Proposal backlog is an estimate, as of a specific date, of contract value of proposals we are preparing to submit in response to a customer request, and proposals we have submitted for which we are awaiting an award decision.
How much of our proposal backlog we ultimately realize as revenue depends upon our success in the competitive proposal process, and on receiving tasks and funding under ensuing contracts. We will not win contract awards for all of the proposals we submit to potential customers. Our past proposal backlog contract win rates should not be viewed as an indication of our future success rates. The table below shows the value of our proposal backlog as of September 30, 2009, 2008 and 2007.

	September 30,
	2009	2008	2007
	(In millions)
In-process	$361.0	$529.0	$250.0
Submitted	1,491.0	1,057.0	834.0

Total	$1,852.0	$1,586.0	$1,084.0

Corporate Culture, Employees and Recruiting
We strive to create an organizational culture that promotes job performance excellence, respect for our colleagues’ ideas and judgment and recognition of the value of our professional staff’s unique skills and capabilities. We seek to attract highly qualified and ambitious employees. We strive to establish an environment in which all employees can make their best personal contribution and have the satisfaction of being part of a unique team. We believe we have a track record of successfully attracting and retaining highly skilled employees because of the quality of our work environment, the professional challenges of our assignments, and the financial and career advancement opportunities we make available.
As of September 30, 2009, we employed approximately 3,380 employees, of whom approximately 3,122 were full-time employees. Approximately 28% of our employees have Ph.D.s and masters degrees, and approximately 72% of our employees have college degrees. Approximately 18% of our employees have Top Secret or higher level security clearances. We believe our relationship with our employees is good. None of our employees is covered by a collective bargaining agreement.
We view employees as our most valuable asset. Our success depends in large part on attracting and retaining talented, innovative and experienced professionals at all levels. We rely on the availability of skilled technical and administrative employees to perform our research, development and technological services for our customers. The market for certain technical skills in our core business areas is at times extremely competitive which makes employee recruiting and retention in these and other specialized areas extremely important. We recognize that our benefits package, work environment, incentive compensation, and employee-owned culture will continue to be important in recruiting and retaining these highly skilled employees.
Our Customers
We provide scientific, research and development and technical expertise and operational support to a diverse group of U.S. government customers, in addition to state, local and international government organizations and commercial customers. As of September 30, 2009, we served approximately 671 customers, including a number of Cabinet-level U.S. government departments and agencies, state, and foreign governments. The Department of Defense accounted for 91.9% of fiscal 2009 total revenue, including approximately more than 700 contracts and delivery orders with customers such as the U.S. Navy, Army and Air Force; the Joint Forces Command; DARPA; and the Defense Information Systems Agency. Other federal, state, and local government customers accounted for 4.6% of total revenue, including the National Institute of Environmental Health Sciences, the U.S. Department of Energy and the EPA. Commercial and international customers accounted for the remaining 3.5% of total revenue. The table below shows revenue by customer category for the fiscal years ended September 30, 2009, 2008 and 2007.

	September 30,
	2009		2008		2007
	(In thousands)
U.S. Department of Defense	$736,625	91.9%	$660,270	89.3%	$659,601	89.4%
Other Federal Civilian Agencies	37,197	4.6%	34,107	4.6%	29,503	4.0%
Commercial and International	28,403	3.5%	45,105	6.1%	48,483	6.6%

Total	$802,225	100.0%	$739,482	100.0%	$737,587	100.0%

Competition
The U.S. government engineering and technology services industries consist of a large number of enterprises ranging from small, niche-oriented companies to multi-billion dollar corporations that serve many U.S. government customers. Corporations frequently form teams to pursue contract opportunities because large contracting initiatives are highly competitive and government customers have diverse requirements. Prime contractors leading large proposal efforts typically select team members based on particular capabilities and experience relevant to each opportunity. Companies that compete on one opportunity may be team members on another opportunity.
We frequently compete against well-known firms in the industry as a prime contractor. Our competitors include Booz Allen Hamilton, CACI International Inc, Science Applications International Corporation, SRA International, Inc., CSC and the services divisions of Lockheed Martin, General Dynamics and Northrop Grumman. In the commercial arena, we compete most often with smaller, highly specialized technical companies, as well as a number of larger companies such as, Westinghouse, General Electric, Enercon, Accenture, CAE and L-3 Communications Corporation.

We also compete at the task order level, where knowledge of the customer, its procurement requirements and its environment is often the key to winning business. We have been successful in ensuring our presence on numerous contracts and GSA Schedules, and in competing for tasks under those contracts. The variety of contract vehicles at our disposal, as a prime contractor or subcontractor, allows us to market our services to any U.S. government agency. We have experience providing services to a diverse array of U.S. government departments and agencies with first-hand knowledge of our customers and their goals, problems and challenges. Most of the government contracts we seek are competitive awards. We believe our customers typically consider the following key factors in awarding contracts: technical capabilities and approach; personnel quality and management capabilities; previous successful contract performance; and price.
In our experience, price and technical capabilities are a customer’s two most important considerations in awarding contracts for complex technological programs. We believe our customer knowledge, our U.S. government contracting and technical capabilities, and our pricing policies enable us to compete effectively. Over the past three years, we won 65% of the dollar value of all contracts we bid on. Over the past three years we won approximately 87% of the dollar value and number of re-competed contracts where we were the incumbent.
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
A provision of the Internal Revenue Code permits the IRS to impose significant penalties on a subchapter S employer that maintains an ESOP if the ESOP allocates stock to certain “disqualified persons” above statutory limits or if disqualified persons as a group own 50% or more of the company’s stock. For this purpose, a “disqualified person” is generally someone who owns 10% or more of the subchapter S employer’s stock (including deemed ownership through stock options, warrants, stock appreciation rights, phantom stock, and similar rights). The KSOP, the SAR plan and the phantom stock plan include provisions designed to prohibit allocations that violate these limits. Apart from the warrants related to the IIT subordinated note that represent approximately 24% of our common stock, no one person holds ownership interests representing more than 5% of Alion. See page 45, Subordinated Note — Redeemable Common Stock Warrants.
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
Our business developers work face to face with customers, are experienced in marketing to government customers, know the services and products they represent, and understand each particular customer’s organization, mission and culture. These professionals possess a working knowledge of rules governing the marketing limitations that are unique to the government arena. They understand government funding systems, conflict of interest restrictions and procurement integrity directives, and the procedural requirements designed to establish a level competitive playing field and to ensure the appropriate use of public funds.

Our technical staff is an integral part of our promotional efforts. The customer relationships they develop over the course of contracts often lead to additional business and new research opportunities. We hold weekly company-wide business development meetings to review proposal opportunities and determine strategy in pursuing these opportunities. We also use independent consultants for promoting business, developing proposal strategies and preparing proposals as necessary.
We spent approximately $0.7 million, $1.0 million, and $2.4 million on internally-funded research and development for the years ended September 30, 2009, 2008 and 2007. This is in addition to our substantial research and development activities on customer-funded projects. We believe actively fostering an environment of innovation is critical to our ability to grow our business allowing us to be proactive in addressing issues of national concern in public health, safety and national defense.
Resources
In most of our work, we use computer and laboratory equipment and other supplies readily available from multiple vendors. Disruption in availability from any particular vendor is not likely to materially affect our ability to perform our contracts. For some of our specialized laboratory work, we depend on supplies of special materials and equipment whose unavailability could adversely affect experimental laboratory tasks. However, we believe these kinds of delays or disruptions are not likely to materially affect our overall operations or financial condition.
Patents and Proprietary Information
Our research and development and engineering services do not depend on patent protection. In accordance with applicable law, our U.S. government contracts often provide government agencies certain license rights to our inventions and copyright works. Government agencies and other contractors (including our competitors) can obtain the right to exploit our inventions. Similarly, our U.S. government contracts often license to us patents and copyright works owned by third parties. We maintain an active program to track and protect our intellectual property. We routinely enter into intellectual property assignment agreements with our employees to protect our rights to any patents or technologies they develop while employed by Alion.
Foreign Operations
In fiscal years 2009, 2008 and 2007, nearly 100% of the Company’s revenue was derived from services provided under contracts with U.S.-based customers. The Company treats revenues resulting from U.S. government customers as sales within the United States regardless of where the services are performed.
Company Information Available on the Internet
The Company’s internet address is www.alionscience.com. Information on the Company’s website is not incorporated by reference into this report.
Environmental Matters
We are subject to federal, state, local and foreign laws and regulations relating to, among other things, emissions and discharges into the environment, handling and disposal of regulated substances, and contamination by regulated substances and wastes. Some of our operations may require environmental permits and/or controls to prevent or reduce air and water pollution. Issuing authorities can renew, modify, or revoke these permits.
Operating and maintenance costs associated with environmental compliance and prevention of contamination at our facilities are a normal, recurring part of our operations. These costs are not material relative to our total operating costs or cash flows and are generally allowable as contract costs under our U.S. government contracts. These costs have not been material in the past. Based on information presently available to us and on current U.S. government environmental policies relating to allowable costs, all of which are subject to change, we do not expect environmental compliance to materially affect us. Based on historical experience, we believe a significant percentage of our facilities’ total environmental compliance costs will continue to be allowable.

Under existing U.S. environmental laws, potentially responsible parties can be held jointly and severally liable. We could be potentially liable to the government or third parties for the full cost of investigating or remediating contamination at our sites or at third-party sites in the event contamination is identified and remediation is required. In the unlikely event that we were required to fully fund remediation of a site, the statutory framework would allow us to pursue rights of contribution from other potentially responsible parties.
Item 1A. Risk Factors
Risks Related to Our Business
We incurred a significant amount of debt; our debt load may limit our financial and operational flexibility which could negatively affect the value of an investment in the ESOP component.
On August 2, 2004, we refinanced the senior debt we incurred to acquire IITRI’s assets. Partly to fund our growth through subsequent acquisitions, we incurred a substantial amount of additional debt. As of September 30, 2009, we owe approximately $237 million in senior term loans, $250 million in senior unsecured notes, and approximately $60.1 million on our re-negotiated junior subordinated note. We significantly increased our total senior debt load since we refinanced our original senior credit facility.
In April 2005, we amended our Term B Senior Credit Facility and borrowed an additional $72.0 million in term loans. In March 2006, our second incremental term loan facility and second amendment to the Term B Senior Credit Agreement increased the term loan commitment by $68.0 million and increased the revolving credit facility commitment from $30.0 million to $50.0 million. In June 2006, our third incremental term loan facility and third amendment to the Term B Senior Credit Agreement added $50.0 million to our outstanding term loan debt. In January 2007, our fourth increment to the Term B Senior Credit Agreement added $15.0 million to our outstanding term loan debt. In February 2007, the fourth amendment to the Term B Senior Credit Agreement extended the maturity date of the senior term loans to February 6, 2013; adjusted the principal repayment schedule to require a balloon principal payment at maturity; and added an incurrence test as an additional condition to our ability to incur permitted indebtedness. In July 2007, our fifth incremental term loan facility added $25.0 million in term loans to the Term B Senior Credit Agreement. In September 2008, we modified our financial covenants through September 30, 2009, increased our interest rates payable and added additional flexibility to the restrictions on our ability to borrow. In August 2009, we reduced our revolving credit facility by $10 million to $40 million and extended its maturity to September 2009. In September 2009, we extended the revolving credit facility maturity to October 2009 and reduced the revolving commitment to $25 million. In October 2009, we agreed with our senior lenders to extend the revolving credit facility maturity to September 2010, to relax certain financial covenants through December 31, 2010, to increase interest rates payable if certain conditions occur and to add certain other covenants. On December 14, 2009, we entered into a waiver agreement with our senior lenders to waive any covenant defaults under the Term B Senior Credit Agreement occurring prior to December 31, 2009 that resulted from the Company’s miscalculation of Consolidated EBITDA or the failure to comply with the covenants under the Term B Senior Credit Agreement had the calculation for Consolidated EBITDA been done correctly.
As of September 30, 2009, our senior consolidated debt, at face value, was approximately $487 million. We have managed significant amounts of debt since December 2002. However, we continue to face challenges in functioning as a highly leveraged company in volatile and unfavorable credit markets.
Our substantial debt has and could continue to:
•	make it more difficult for us to satisfy our debt-related obligations; any failure to comply with any of our debt instrument obligations, including restrictive and financial covenants, could result in an event of default under our debt agreements;
•	make it more difficult for us to satisfy our repurchase obligations to ESOP participants;
•	increase our vulnerability to general adverse economic and industry conditions and make it more difficult for us to react to changing conditions;
•	limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions, other business opportunities, new technologies or other general corporate requirements;
•	require a substantial portion of our operating cash flow to pay interest on our debt and reduce our ability to use our cash flow for future business needs;
•	expose us to interest rate fluctuation risks and higher interest expense for our $237 million in floating interest rate debt;
•	limit our flexibility to plan for, or react to changes in our business and the government contracting industry; and
•	place us at a competitive disadvantage compared to less leveraged companies.

We could incur adverse effects from our prior disclosure relating to our compliance with our financial covenants.
We recently discovered that our reporting of Consolidated EBITDA to our lenders does not conform to the definition of such term in our Term B Senior Credit Agreement. Specifically, since establishing the Term B Senior Credit Agreement in 2004, we have not in our calculation of Consolidated EBITDA deducted cash outflows that relate to deferred compensation plans, including the SAR plans, phantom stock plans and the LTIP, as well as the settlement of our match and retirement plan obligations, resulting in calculations of Consolidated EBITDA that were higher by the amount of these deductions. When these deductions are properly taken into account, the adjusted Consolidated EBITDA calculations indicate the Company’s non-compliance with the senior secured leverage coverage ratio and interest coverage ratio covenants in the Term B Senior Credit Agreement for eleven periods between June 30, 2006 and September 30, 2009. The non-compliance with these financial covenants triggered non-compliance with other covenants under the Term B Senior Credit Agreement.
The Company’s above-mentioned financial, affirmative and negative covenant defaults under the Credit Agreement resulted in the Company’s Term B senior term loan and revolving loan payable balances being callable either by the administrative agent or by lenders holding a majority of the value of the outstanding loans and therefore, as of the issuance of the Company’s fiscal year 2008 financial statements and the financial statements for each of the first three quarters of fiscal year 2008 and 2009, such balances should have been classified as current liabilities.
On December 14, 2009, we entered into a waiver agreement to the Term B Senior Credit Agreement, under which our lenders agreed to waive any covenant defaults occurring prior to December 31, 2009 that result from either the miscalculations of the Consolidated EBITDA or the failure to comply with covenants had the cash outflows relating to the settlement of deferred compensation plans and certain retirement obligations been deducted from the calculation of Consolidated EBITDA. The waiver agreement does not change any of the terms or definitions of the Term B Senior Credit Agreement.
We are unable to predict the likelihood of or potential outcomes from private securities, litigation, regulatory proceedings or government enforcement actions relating to our prior disclosure regarding covenant compliance. The resolution of these matters could be time-consuming and expensive, distract management from other business concerns and harm our reputation and our business. Furthermore, if we were subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, we could be required to pay damages or penalties or have other remedies imposed, which could harm our reputation and our business and financial condition.
Despite our current debt levels, we and our subsidiaries may still be able to incur more debt. This could further aggravate risks associated with our substantial leverage.
In certain circumstances, we have the ability to incur additional debt, including the ability to raise up to $110.0 million of additional senior secured debt under our Term B Senior Credit Agreement, subject to limitations imposed by the covenants in our Term B Senior Credit Agreement and the Indenture governing the Senior Unsecured Notes (the Indenture). Restrictive covenants in our Term B Senior Credit Agreement and the Indenture do not completely prohibit us from incurring additional debt.

Our Term B Senior Credit Agreement and the Senior Unsecured Note Indenture will restrict our operations.
Our Term B Senior Credit Agreement, the Indenture, and our future debt agreements may contain covenants that may restrict our ability to engage in activities that may be in our long-term best interest, including financing future operations or capital needs or engaging in other business activities. Our Term B Senior Credit Agreement and the Indenture restrict, among other things, our ability and the ability of our subsidiaries to:
•	incur additional debt other than permitted additional debt;
•	pay dividends or distributions on our capital stock or purchase, redeem or retire capital stock other than to satisfy ESOP repurchase obligations or pay certain amounts required under our equity based compensation plans;
•	make acquisitions and investments other than permitted acquisitions and permitted investments;
•	issue or sell preferred stock of subsidiaries;
•	create liens on our assets;
•	enter into certain transactions with affiliates;
•	merge or consolidate with another company; or
•	transfer or sell assets outside the ordinary course of business.
Our Term B Senior Credit Agreement requires us, and our future debt agreements may require us, to maintain specified financial ratios relating to, among other things, our interest coverage and leverage levels. Events beyond on control can affect our ability to meet these financial ratios; we cannot guarantee that we will meet these ratios.
On December 14, 2009, we entered into a waiver agreement with our senior lenders to waive any covenant defaults under the Term B Senior Credit Agreement occurring prior to December 31, 2009 that resulted from the Company’s miscalculation of Consolidated EBITDA or the failure to comply with the covenants under the Term B Senior Credit Agreement had the calculation for Consolidated EBITDA been done correctly. Default under our Term B Senior Credit Agreement or the Indenture could allow lenders to declare all amounts outstanding under both our Term B Senior Credit Agreement and the Senior Unsecured Notes to be immediately due and payable. We have pledged substantially all of our assets to secure the debt under our Term B Senior Credit Agreement. If lenders declare amounts outstanding under the Term B Senior Credit Agreement to be due, they could proceed against those assets. Any event of default could have a material adverse effect on our business, financial condition and operating results if creditors were to exercise their rights.
The Company’s above-mentioned financial, affirmative and negative covenant defaults under the Credit Agreement resulted in the Company’s Term B senior term loan and revolving loan payable balances being callable either by the administrative agent or by lenders holding a majority of the value of the outstanding loans and therefore, as of the issuance of the Company’s fiscal year 2008 financial statements and the financial statements for each of the first three quarters of fiscal year 2008 and 2009, such balances should have been classified as current liabilities.
From time to time we may require consents or waivers from our lenders to permit actions that the Term B Senior Credit Agreement or Indenture prohibit. If, in the future, lenders refuse to waive Term B Senior Credit Agreement and/or Indenture restrictive covenants and/or financial ratios, then we could be in default on the Term B Senior Credit Agreement and/or the Indenture. We could be prohibited from undertaking actions necessary or desirable to maintain or expand our business. There is no guarantee we will be able to obtain additional consents or waivers from our lenders.
We may not be able to obtain financing in the future, and the terms of any future financings may limit our ability to manage our business. Difficulties in obtaining financing on favorable terms would have a negative effect on our ability to execute our business strategy.
We anticipate we may need to seek additional capital in the future, including refinancing or replacing existing long-term debt or meeting current business plans and working capital needs. Our senior revolving credit facility matures in September 2010. We intend to renew or replace the revolving credit facility prior to maturity. Based on current market conditions, the availability of financing is, and may continue to be, limited. There can be no assurance that we will be able to obtain future financings on acceptable terms, if at all.
Our corporate credit ratings at Standard & Poor’s and Moody’s Investors Service were lowered in fiscal year 2007 to B- and Caa1. A downgrade in such ratings could increase the Company’s cost of capital should the Company refinance all or a portion of its debt, or attempt to obtain additional financing in the future. An increase in our cost of capital would adversely affect our results of operations and financial position.

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
Our senior lenders require us to modify the interest payable on our junior Subordinated notes to remove the requirement that Alion pay interest in cash. On December 21, 2009, the Company and IIT agreed to modify the Subordinated Note to defer interest payable in January 2010 to April 2010. Subject to certain future events and conditions, IIT agreed to sell its warrants and Subordinated Note to Alion for $25 million. If we are unable to extinguish the Subordinated Note or enter into a modification on acceptable terms, it could result in a default under our Term B Senior Credit Agreement, which, among other things, could cause us to lose access to the liquidity available under our revolving credit facility.
We may be required to amend the financial covenants of our Term B Senior Credit Agreement which could materially impact our ability to finance our future operations, future acquisitions or capital needs.
In October 2009, we agreed with our senior lenders to amend the interest coverage ratio and the maximum senior secured leverage ratio covenants under our Term B Senior Credit Agreement effective through the end of our fiscal year 2010 and through the end of our first quarter of our fiscal year 2011 in order to provide us with more flexibility. The senior lenders imposed additional financial conditions that we must meet in February and June 2010. The interest coverage and maximum senior secured leverage ratios become more restrictive over time. On December 14, 2009, we entered into a waiver agreement with our senior lenders to waive any covenant defaults under the Term B Senior Credit Agreement occurring prior to December 31, 2009 that resulted from the Company’s miscalculation of Consolidated EBITDA or the failure to comply with the covenants under the Term B Senior Credit Agreement had the calculation for Consolidated EBITDA been done correctly. As of September 30, 2009, after taking into account the provisions of the waiver agreement, we were in compliance with the financial covenants set forth in our Term B Senior Credit Agreement.
We expect to be able to meet our existing financial and other debt covenants for at least the next twelve months. However, we may be unable to meet our existing financial and other debt covenants in the future, which could require us to amend our Term B Senior Credit Agreement on less favorable terms. If we were to default under our Term B Senior Credit Agreement, we could pursue an amendment or waiver of our Term B Senior Credit Agreement with our existing lenders, but there can be no assurance that the lenders would grant another amendment and/or waiver. In light of current credit market conditions, any such amendment or waiver might be on terms, including additional fees, increased interest rates and other more stringent terms and conditions materially disadvantageous to us. If we were unable to meet our existing financial covenants in the future and unable to obtain future covenant relief or a senior lenders’ waiver, we could be in default under our Term B Senior Credit Agreement. This could cause all amounts borrowed under it and all underlying letters of credit to become immediately due and payable, expose our assets to seizure, cause a potential cross-default under our Indenture and possibly require us to invoke insolvency proceedings including, but not limited to, a voluntary case under the U.S. Bankruptcy Code.
We expect to experience net losses in at least our next four years of operation.
We have incurred a net loss every year since our inception in late 2002. We expect to incur a net loss in at least our next four years of operation, fiscal years 2010 through 2013. Interest expense on existing debt and amortization of purchased contracts are among the most significant factors contributing to our estimated future net losses. The size of future losses and achieving profitability depend on sustaining significant revenue growth and controlling expenses. If revenue grows more slowly than we anticipate, or if operating expenses exceed our expectations, we may not become profitable. Even if we become profitable, we may not be able to sustain our profitability.
Our ability to meet our financial and other future obligations depends on our future operating results. We cannot be sure we will be able to meet these obligations as they come due.
Our ability to pay our debt, to comply with financial covenants, and to fund working capital and planned capital expenditures depends on our ability to generate cash flow in the future. We cannot assure you that our business strategy will succeed or that we will achieve our anticipated financial results. Our financial and operational performance depends upon a number of factors, many of which are beyond our control. Risk factors include:
•	when and how much of our contract backlog our customers fund;
•	how much time our customers take to pay us;
•	when and whether we win new contracts and how we perform on our contracts;
•	whether we can increase annual revenue and/or operating income;
•	how much in payroll deferrals and rollovers our employees spend to purchase our common stock ;
•	how much we have to spend to repurchase our stock from current and former employees;
•	interest rate changes;

•	current economic conditions and conditions in the defense contracting industry;
•	U.S. government spending levels, both generally and by our particular customers;
•	failure by Congress to timely approve budgets for federal departments and agencies we support;
•	operating difficulties, operating costs or pricing pressures;
•	new legislation or regulatory developments that adversely affect us; and
•	any delays in implementing strategic projects.
These factors will also affect our ability to meet future KSOP repurchase obligations. On September 30, 2010, we must re-pay any outstanding revolving credit facility balance. We are required to re-pay all principal and accrued interest outstanding under our Term Loan on February 6, 2013. We are also required to pay all principal and paid-in-kind notes outstanding, under the junior subordinated note on August 6, 2013. We are required to repurchase any junior subordinated note warrants tendered to us on or before September 5, 2013.
We may not generate sufficient cash flow to comply with our financial covenants and to meet our payment obligations when they become due. If we are unable to comply with our financial covenants, or if we are unable to generate sufficient cash flow or otherwise obtain the funds we need for required debt payments, we may have to refinance our debt. We cannot be certain we could refinance our obligations on favorable terms, or at all. Absent refinancing, our lenders would be able to accelerate our debt’s maturity. As a result, we could default under our other senior debt, expose our assets to seizure, or declare bankruptcy.
We face intense competition from many companies that have greater resources than we do. This could cause price reductions, reduced profitability, and loss of market share.
We operate in highly competitive markets and generally encounter intense competition to win contracts. If we are unable to successfully compete for new business, our revenue growth and operating margins may decline. Many of our competitors are larger and have greater financial, technical, marketing, and public relations resources, larger client bases, and greater brand or name recognition than we do. Larger competitors include U.S. federal systems integrators such as Booz Allen Hamilton, Computer Sciences Corporation, CACI International Inc, Science Applications International Corporation, SRA International, Inc., and the services divisions of large defense contractors such as Lockheed Martin Corporation, General Dynamics Corporation and Northrop Grumman Corporation. Our larger competitors may be able to vie more effectively for very large-scale government contracts. Our larger competitors also may be able to provide clients with different or greater capabilities or benefits than we can provide in areas such as technical qualifications, past performance on large-scale contracts, geographic presence, price, and availability of key professional personnel. Our competitors have established relationships among themselves or with third parties, including through mergers and acquisitions, to increase their ability to address client needs. They may establish new relationships; new competitors or competitive alliances may emerge.
Our ability to compete for desirable contracts will depend on: the effectiveness of our research and development programs; our ability to offer better performance than our competitors at lower or comparable cost; the readiness of our facilities, equipment and personnel to perform the programs for which we compete; and our ability to attract and retain key personnel. If we do not continue to compete effectively and win contracts, our future business, financial condition, results of operations and our ability to meet our financial obligations may be materially compromised.
Historically, a few contracts have provided most of our revenue. If we do not retain or replace these contracts our operations will suffer.
The following seven federal government contracts accounted for half of our revenue both this year and last year.
1.	SeaPort Multiple Award Contract for the Naval Sea Systems Command (14.3% and 16.8%);

2.	Technical and Analytical Support for the U.S. Air Force (9.5 % and 9.0%);
3.	Engineering, Financial and Program Management Services to the Virtual SYSCOM for the U.S. Navy (7.0% and 8.6%);
4.	Modeling and Simulation Information Analysis Center for the Defense Modeling and Simulation Office (6.8% and 4.7%);

5.	Weapons System Technology Information Analysis Center for the Defense Information Systems Agency (5.5 % and 5.0%);
6.	Engineering, Technical and Program Management Services for U.S. Navy Surface Ship Programs (5.2% and 2.5%); and
7.	Engineering, Financial and Program Management Services to Naval Sea Systems Command (3.5 % and 4.5%).
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
One of our key operating strategies has been and continues to be to selectively pursue and implement acquisitions. We have made a number of acquisitions in the past, and will consider other acquisitions in the future. We may not be able to locate suitable acquisition candidates at prices we consider appropriate or to finance acquisitions on terms satisfactory to us. If we do identify an appropriate acquisition candidate, we may not be able to successfully negotiate acquisition terms or financing or, if the acquisition occurs, integrate the acquired business into our existing business. Negotiations of potential acquisitions and the integration of acquired business operations could disrupt our business by diverting management away from day-to-day operations. Acquisitions of businesses or other material operations may require additional debt or equity financing, resulting in additional leverage or dilution of ownership. Integration difficulties could be increased by the need to coordinate geographically dispersed organizations, integrate personnel with disparate business backgrounds and combine different corporate cultures. We also may not realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates. In addition, future impairments of intangible assets could reduce our future reported earnings. Acquisition candidates might have liabilities or adverse operating issues that we fail to discover through due diligence prior to acquisition, but which we must generally assume in an acquisition. Such liabilities could have a material adverse effect on our business, financial condition, results of operations and our ability to meet our financial obligations.
Due to the inherent danger involved in some of the businesses that we conduct, there are risks of claims by clients and third parties that could have a substantial adverse economic impact upon us.
Some businesses we conduct, such as tasks involving unexploded ordnance performed by a wholly-owned subsidiary, inherently involve dangerous materials or other risks that could expose us to substantial liability, if, for example, our services are involved in situations involving substantial loss of life, personal injury, property damage or consequential damages. There can be no assurance that our efforts to protect against such risks, including the purchase of liability insurance, will be sufficient to avoid the adverse economic impact upon us, should claims by clients and third parties arise in the future.
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
Availability of highly trained and skilled professional, administrative and technical personnel is critical to our future growth and profitability. Even in the current economic climate, competition in our industry for scientists, engineers, technicians, management and professional personnel is intense and competitors aggressively recruit key employees. Due to our growth and this competition for experienced personnel, particularly in highly specialized areas, it has become more difficult to meet all of our needs for these employees in a timely manner. We cannot be certain that we will be able to attract and retain such employees on acceptable terms. Any failure to do so could have a material adverse effect on our business, financial condition, results of operations and our ability to meet our financial obligations. Failure to recruit and retain a sufficient number of these employees could adversely affect our ability to maintain and grow our business. Some of our contracts require us to staff a program with personnel the customer considers key to successful performance. If we cannot provide these key personnel or acceptable substitutes, the customer may terminate the contract, and we may not be able to recover our costs.
In order to succeed, we will have to keep up with rapid technological changes in a number of industries. Various factors could impact our ability to keep pace with these changes.
Our success will depend on our ability to keep pace with technology changes in our core business areas. Technologies in our core business areas can change rapidly. Even if we remain abreast of the latest developments and available technology, newer services or technologies could negatively affect our business. The integration of diverse technologies involved in our research services is complex and in many instances has not been previously attempted. Our success will depend significantly on our ability to develop, integrate and deliver technologically advanced products and services at the same or faster pace as our competitors, many of which have greater resources than we do.
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
We are exposed to the risk of employee fraud or other misconduct. Employee misconduct could include intentional failures to comply with U.S. government procurement regulations, unauthorized activities, attempts to obtain reimbursement for improper expenses, or submission of falsified time records. Employee misconduct could also involve improper use of our customers’ sensitive or classified information, which could result in regulatory sanctions against us and serious harm to our reputation. It is not always possible to deter employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in controlling unknown or unmanaged risks or losses, which could harm our business, financial condition, results of operations and our ability to meet our financial obligations.
The interests of the ESOP Trust may not be aligned with the interests of participants in the ESOP component of the KSOP.
The ESOP Trust owns 100% of our outstanding shares of common stock. It can control the election of a majority of our directors, the outcome of all matters submitted to a vote of stockholders, and can change our management. The interests of the ESOP Trust may not be fully aligned with the interests of the ESOP participants and this could lead to a strategy that is not in the best interests of those participants.
Environmental laws and regulations and our use of hazardous materials may subject us to significant liabilities.
Our operations are subject to U.S. federal, state and local environmental laws and regulations, as well as environmental laws and regulations in the various countries in which we operate. We are also subject to environmental laws and regulations relating to the discharge, storage, treatment, handling, disposal and remediation of regulated substances and waste products, such as radioactive, biochemical or other hazardous materials and explosives. We may incur substantial costs in the future because of: modifications to current laws and regulations; new laws and regulations; new guidance or new interpretation of existing laws or regulations; violations of environmental laws or required operating permits; or discovery of previously unknown contamination.

Risks Related to Our Industry
We depend on U.S. government contracts for substantially all of our revenue. Changes in the contracting or fiscal policies of the U.S. government could adversely affect our business, financial condition or results of operations.
U.S. government agency contracts provided approximately 97%, 94%, and 94% of our revenue for the years ended September 30, 2009, 2008 and 2007. In fiscal years 2009, 2008 and 2007, DoD contracts accounted for approximately 92%, 89% and 89% of our total revenue while contracts with other government agencies accounted for approximately 4%, 6% and 7% of our total revenue for the same years. We expect U.S. government contracts are likely to continue to account for a significant portion of our revenue in the future. Changes in U.S. government contracting policies could directly affect our financial performance. Factors that could materially adversely affect our U.S. government contracting business include:
•	budgetary constraints affecting U.S. government spending generally, or specific departments or agencies in particular;
•	changes in U.S. government fiscal policies or available funding;
•	changes in U.S. government programs or requirements;
•	curtailment of the U.S. government’s use of technology services firms;
•	adoption of new laws or regulations;
•	technological developments;
•	U.S. government shutdowns (such as that which occurred during the U.S. government’s 1996 fiscal year);
•	Competition and consolidation in the information industry; and
•	General economic conditions.
These or other factors could cause U.S. government departments or agencies to reduce their purchases under contracts, to exercise their right to terminate contracts or fail to exercise options to renew contracts, any of which could have a material adverse effect on our business, financial condition, results of operations and our ability to meet our financial obligations.
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
Each year, Congress must approve budgets that govern spending by each of the U.S. government departments and agencies we support. When Congress is unable to agree on budget priorities, and is unable to pass the annual budget on a timely basis, it typically enacts a continuing resolution. A continuing resolution allows U.S. government agencies to operate at spending levels equal to or less than levels approved in the previous budget cycle. This can delay funding we expect to receive from clients for work we are already performing. A continuing resolution can delay or even cancel new initiatives which could adversely affect our business, financial condition, results of operations and our ability to meet our financial obligations.
We may not realize the full amount of our backlog, which could lower future revenue.
The maximum contract value specified under a U.S. government contract does not necessarily determine the revenue we will realize under that contract. Congress normally appropriates funds for a given program each fiscal year, even when actual contract performance may take many years. As a result, U.S. government contracts ordinarily are only partially funded at the time of award. Normally a procuring agency commits additional money to a contract only as Congress makes subsequent fiscal year appropriations. Estimates of future revenue attributed to backlog are not necessarily precise, and the receipt and timing of any of this revenue is subject to various contingencies such as changed U.S. government spending priorities and government decisions not to exercise options on existing contracts. Many of these contingencies are beyond our control. The backlog on a given contract may not ultimately be funded or may only be partially funded, which may cause our revenue to be lower than anticipated, and adversely affect our business, financial condition, results of operations and our ability to meet our financial obligations.

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
Generally, U.S. government agencies can terminate contracts with suppliers at any time without cause. If a government agency does terminate one of its contracts with us without cause, we are likely to be entitled to receive compensation for the services we provided or costs we incurred up to the termination date, payment for our termination-related costs, and a negotiated share of the contract fee. However, if the U.S. government terminates a contract because we defaulted under the terms of the contract, we may be liable for any excess costs the U.S. government incurs in procuring the undelivered portion of the contract from another source. Termination of any of our large U.S. government contracts may negatively impact our revenue and may adversely affect our business, financial condition, results of operations and our ability to meet our financial obligations.
If we do not accurately estimate the expenses, time and resources necessary to meet our contractual obligations, our contract profits will be lower than expected.
The total price on a cost-reimbursement contract is based primarily on allowable costs incurred, but is generally subject to a maximum contract funding limit. U.S. government regulations require us to notify our customers of any cost overruns or underruns on a cost-reimbursement contract. We may not be able to recover cost overruns in excess of a contract’s funding limitation and thus may not earn the anticipated profit on the contract.
In a fixed-price contract, we estimate project costs and agree to deliver a project for a definite, predetermined price regardless of our actual costs to perform. We must fully absorb any cost overruns. Failure to anticipate technical problems, accurately estimate costs or control performance costs may reduce the profit margin on a fixed-price contract or even cause a loss. Provisions in our financial statements for estimated losses on our fixed-price contracts may not be adequate to cover all actual future losses.
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
If our fixed-price contract revenue declines in total or as a proportion of our total business, or if profit rates on these contracts deteriorate, our operating margins and operating results may suffer.
We have historically earned higher profit margins on fixed-price contracts. If fixed-price contract revenue decreases, or customers shift to other types of contracts, our operating margins and operating results may suffer. Furthermore, we cannot ensure we will be able to maintain our historic levels of profitability on fixed-price contracts in general.
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
U.S. government contract payments received that exceed allowable costs are subject to adjustment and repayment after the government audits contract costs. All our federal government contract indirect costs have been audited and negotiated through fiscal year 2004. The government is auditing our claims for fiscal years 2005 and 2006. We have submitted our fiscal year 2008 and 2007 incurred cost proposals to the federal government and expect to submit our fiscal year 2009 proposal next March. If the estimated reserves in our financial statements for excess billings and contract losses are not adequate, revenue attributed to our U.S. government contracts may be lower than expected.
If we fail to recover at- risk contract costs, it may result in reduced fees or in losses.
We are at risk for any costs we incur before execution or renewal of a contract. It is possible a customer will not pay us for these costs. At September 30, 2009, we had at-risk costs of $36.3 million. While such costs were associated with specific anticipated contracts, we cannot be certain that contracts or contract renewals will be executed or that we will recover all our related at-risk costs.
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
We derive significant revenue from U.S. government contracts awarded through competitive bidding which is an inherently unpredictable process.
We obtain most of our U.S. government contracts through competitive bidding that subjects us to risks associated with:
•	the frequent need to bid on programs in advance of the completion of their design, which can result in unforeseen technological difficulties and/or cost overruns;
•	the substantial time and effort, including design, development and promotional activities, required to prepare bids and proposals for contracts that may not be awarded to us; and
•	the rapid rate of technological advancement and the design complexity of most of our research offerings.
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
As of September 30, 2009, we had approximately 233 DoD contracts that require us to maintain facility security clearances at our 26 sites, and approximately 2,712 of our employees held security clearances needed to perform these U.S. government contracts. Each cleared facility has a Facility Security Officer and Key Management Personnel whom the U.S. Department of Defense — Defense Security Service requires to be cleared to the level of the facility security clearance. Individual employees are selected to be cleared, based on specific classified contract task requirements and each employee’s technical, administrative or management expertise. Once an employee gets security clearance, the individual is allowed access to classified contract information, based on clearance level and a “need to know.” Protecting classified information on a classified government contract is paramount. Loss of a facility clearance or an employee’s failure to obtain or maintain a security clearance could result in a U.S. government customer terminating an existing contract or choosing not to renew a contract when it expires. If we cannot maintain or obtain the required security clearances for our facilities and our employees, or obtain these clearances in a timely manner, we may be unable to perform certain U.S. government contracts. Lack of required clearances could also impede our ability to bid on or win new U.S. government contracts, which might result in termination of current research activities. This could damage our reputation and our revenue would likely decline, which would adversely affect our business, financial condition, results of operations and our ability to meet our financial obligations.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal operating facilities are located in McLean, Virginia and Chicago, Illinois, and consist of 23,823 square feet and 38,054 square feet of office space, held under leases. We also lease approximately 80 additional office facilities totaling 976,526 square feet. Of these, our largest offices are located in Washington, DC; Fairfax, Alexandria, Vienna, Arlington, Norfolk, Suffolk, and Newport News, Virginia; Swissvale and West Conshohocken, Pennsylvania; Huntsville, Alabama; Mystic, Connecticut; Annapolis Junction and Lanham, Maryland; Orlando, Florida; Rome, New York; Iselin, New Jersey; Pascagoula, Mississippi; Fairborn, Ohio; Mt. Clements, Michigan; Boulder, Colorado; Durham, North Carolina; Bath, Maine; San Diego, California; Albuquerque and Los Alamos, New Mexico; and Warrenville, Illinois. We lease 24 laboratory facilities totaling 95,148 square feet, for research functions in connection with the performance of our contracts. Of these, our largest laboratories are located in Durham, North Carolina; Chicago and Geneva, Illinois; Annapolis Junction and Lanham, Maryland; West Conshohocken, Pennsylvania; and Louisville, Colorado. The lease terms vary from one to ten years, and are generally at market rates.
Aggregate average monthly base rental expense for fiscal years 2009 and 2008 was $2,005,800 and $1,967,164. We periodically enter into other lease agreements that are, in most cases, directly chargeable to current contracts. These obligations are usually either covered by currently available contract funds or cancelable upon termination of the related contracts. We consider our leased space to be adequate for our current operations, and foresee no difficulties in meeting any future space requirements.
Item 3. Legal Proceedings
Estate of Joseph Hudert vs. Alion Science and Technology Corporation; Estate of Frank Stotmeister vs. Alion Science and Technology Corporation.

On December 23, 2004, the estate of Joseph Hudert filed an action against Grunley-Walsh Joint Venture, L.L.C. (Grunley-Walsh) and the Company in the District of Columbia Superior Court for damages in excess of $80 million. On January 6, 2005, the estate of Frank Stotmeister filed an action against the Company in the same court on six counts, some of which are duplicate causes of action, claiming $30 million for each count. The Hudert case has been removed to the United States District Court for the District of Columbia. Both the Hudert and Stotmeister actions are now consolidated in this same court.
The suits arose in connection with a steam pipe explosion that occurred on or about April 23, 2004 on a construction site at 17th Street, NW in Washington, D.C. The plaintiffs died, apparently as a result of the explosion. They were employees of the prime contractor on the site, Grunley-Walsh, and the subcontractor, Cherry Hill Construction Company Inc. Grunley-Walsh had a contract with the U.S. General Services Administration (GSA) for construction on 17th Street NW near the Old Executive Office Building in Washington, D.C. Some time after the award of Grunley-Walsh’s construction contract, GSA awarded Alion a separate contract to engage in non-supervisory monitoring of Grunley-Walsh’s activities and to report deviations from contract requirements to GSA.
The Company has defended and intends to continue to defend these lawsuits vigorously. Based on the facts underlying the lawsuits known to the Company at this time, and Alion’s non-supervisory monitoring role at the project site, management believes the possibility of Alion incurring a material loss from these lawsuits is remote. Management does not believe that these lawsuits will materially adversely affect the Company, its operations, cash flows, or financial condition.
The Company’s primary provider of general liability insurance, St. Paul Travelers, assumed defense of these lawsuits. However, there is some uncertainty as to whether St. Paul Travelers received timely notice of a potential claim by us in connection with these lawsuits under our general liability insurance policy. Therefore, St. Paul Travelers indicated when it assumed defense of the lawsuits, that it was doing so subject to a reservation of rights to deny coverage. Nevertheless, even if St. Paul Travelers is ultimately able to properly deny coverage as a result of late lawsuit notice, management does not believe the lawsuits will materially adversely affect Alion, its operations, cash flows or financial condition. We have notified our excess insurance carrier, American International Group, regarding these lawsuits.
Other than the foregoing action, we are not involved in any legal proceeding other than routine legal proceedings occurring in the ordinary course of business. We believe that these routine legal proceedings, in the aggregate, are not material to our financial condition, results of operations, or cash flows.
As a government contractor, from time to time we may be subject to DCAA audits and federal government inquiries about our operations. The federal government may suspend or debar from federal contracting for a period of time, contractors found to have violated the False Claims Act, or who have been indicted or convicted of violations of other federal laws. Such an event could also result in fines or penalties. Given Alion’s dependence on federal government contracts, suspension or debarment could have a material adverse effect on our business, financial condition, results of operations, and ability to meet our financial obligations. The Company is not aware of any such pending federal government claims or investigations.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to the vote of security holders for the fourth quarter of the fiscal year ended September 30, 2009.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities
There is no established public trading market for Alion’s common stock. As of September 30, 2009, the ESOP Trust was the only holder of our common stock. The ESOP Trustee is independent of the Company and its management. Consistent with its fiduciary responsibilities, the ESOP Trustee retains an independent third party valuation firm to assist it in determining the fair market value (share price) at which the Trustee may acquire or dispose of investments in Alion common stock. Alion’s transactions with the Trust during the past two years were based on the fair market value share prices and dates set out below.

Share
Valuation Date	Price

September 30, 2009	$34.50
March 31, 2009	$34.30
September 30, 2008	$38.35
March 31, 2008	$41.00
In fiscal year 2009, Alion employees directed approximately $4.8 million in pre-tax salary deferrals and rollovers to the ESOP Trust to purchase beneficial interests in Alion common stock at $34.30 per share. The Company did not use an underwriter and did not pay underwriter discounts or commissions. Alion offered and sold common stock and beneficial interests in the KSOP to eligible employees pursuant to Rule 701 under the Securities Act of 1933, as amended.
There were no other sales of unregistered securities other than sales of unregistered securities already reported by the Company in current reports on Form 8-K.
Dividend Policy
Unlike C corporations, S corporation payments to shareholders are considered distributions not dividends. In this context, the term “distributions” differs from “distributions” to purchase Alion common stock from the KSOP, which are repurchase obligations. We do not expect to make any dividend-type distributions. We currently intend to retain future earnings, if any, for use in the operation of our business. Any determination to pay dividend-type distributions in the future will be at the discretion of our Board of Directors and will depend on our results of operations, financial condition, contractual restrictions and other factors our Board of Directors determines to be relevant, as well as applicable law. The Senior Unsecured Notes, Term B Senior Credit Agreement, and the junior subordinated note prohibit us from paying dividend-type distributions without the consent of the respective lenders.
Item 6. Selected Financial Data
The following table presents selected historical consolidated financial data for Alion for each of the last five fiscal years through September 30, 2009. Read this information below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this annual report. Consolidated operating data for the years ended September 30, 2009, 2008 and 2007 and consolidated balance sheet data as of September 30, 2009 and 2008 are derived from our audited consolidated financial statements included in this annual report. Consolidated operating data for the years ended September 30, 2006 and 2005 and consolidated balance sheet data as of September 30, 2007, 2006 and 2005 are derived from our consolidated financial statements not included in this annual report. Our historical consolidated financial information may not be indicative of our future performance. The financial information below reflects the restatement discussed in Note 11 to the consolidated financial statements.

	Selected Financial Data of Alion Science and Technology Corporation
	For Years Ended September 30,
	2009	2008	2007	2006	2005
	(In thousands, except share and per share data)
Consolidated Operating Data:
Contract revenue	$802,225	$739,482	$737,587	$508,628	$369,231
Direct contract expenses	615,700	566,408	562,139	381,467	267,241
Operating expenses	148,960	152,117	161,283	129,466	104,081
Operating income (loss)	37,565	20,957	14,165	(2,305)	(2,091)
Interest expense (a)	(55,154)	(47,382)	(51,226)	(29,691)	(38,696)
Net loss	$(17,041)	$(25,334)	$(42,770)	$(31,115)	$(40,238)
Basic and diluted loss per share	$(3.25)	$(5.01)	$(8.35)	$(6.19)	$(9.50)
Basic and diluted weighted-average common shares outstanding	5,246,227	5,057,337	5,121,033	5,029,670	4,235,947
Consolidated Balance Sheet
Data at End of Period:
Net accounts receivable	$180,157	$168,451	$186,660	$150,412	$80,898
Total assets	647,498	655,946	683,970	650,969	334,249
Working capital(b)	27,833	(196,556)	(186,726)	(212,116)	59,775
Current portion of long-term debt (b)	14,428	241,763	262,147	267,216	1,404
Long-term debt, excluding current portion (b)	521,394	287,011	285,546	199,343	180,833
Redeemable common stock warrants	32,717	39,996	33,610	35,234	44,590
Redeemable common stock	187,137	200,561	200,768	213,719	184,828
Accumulated deficit	(274,559)	(276,876)	(260,147)	(221,009)	(164,354)
Other Data:
Depreciation and amortization	$18,959	$20,715	$21,824	$16,566	$17,771
Cash flows provided by (used in):
Operating activities	$8,995	$29,320	$(5,008)	$(15,678)	$35,140
Investing activities	(2,347)	(12,152)	(25,438)	(284,423)	(78,017)
Financing activities	(11,750)	(12,565)	39,375	265,078	75,938

(a)	Interest expense includes interest payable in cash and non-cash expenses for amortizing original issue discount and debt issue costs, and changes in the fair value of redeemable stock warrants.

(b)	Current and long-term debt include senior and subordinated debt and accrued interest, net of unamortized debt issue costs and original issue discount. Balances payable under the Term B Senior Credit Agreement have been restated and are now included in current portion of long-term debt for fiscal years 2008, 2007 and 2006 based on the Company’s failure to comply with required affirmative and negative financial covenants for those years. The Company reclassified $229,831 for 2008; $247,606 for 2007; and $264,400 for 2006. See Note 11 to the accompanying audited financials statements.
There were no significant acquisitions in 2009. Operating results for all prior acquisitions are included in Alion’s results from their dates of acquisition. In July 2007, the Company acquired substantially all assets of LogConGroup, Inc. for $1.7 million plus up to $0.6 million in contingent consideration through 2011. In February 2006, Alion purchased BMH Associates, Inc. for approximately $3.3 million and Washington Consulting, Inc. for $20.1 million. In May 2006, Alion acquired Micro Analysis and Design, Inc. for approximately $17.8 million. In June 2006, Alion paid Anteon Corporation approximately $221.4 million for a group of customer contracts and the related workforce. In February 2005, Alion acquired METI Corporation for approximately $7.0 million and Carmel Applied Technologies, Inc. for approximately $9.4 million. In April 2005, the Company acquired JJMA Corporation (JJMA) for approximately $99.8 million.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of Alion’s financial condition and results of operations should be read together with the consolidated financial statements and the notes to those statements included elsewhere in this annual report. This discussion contains forward-looking statements about our business and operations that involve risks and uncertainties. Future results may differ materially from those we currently anticipate as a result of the “Risk Factors” described beginning on page 16, and elsewhere in this annual report.

About This Management’s Discussion and Analysis
Our discussion provides an overview of our business and critical accounting policies; explains year-over-year changes in operating results; describes our liquidity, capital resources and certain other obligations; and discloses market and other risks that could affect us.
Overview
Alion provides scientific, engineering and information technology solutions and expertise to research and develop technological solutions for problems relating to national defense, homeland security and energy and environmental analysis, principally to federal government departments and agencies and, to a lesser extent, to commercial and international customers. Our revenue increased 8.5%, 0.3%, and 45.0% for the years ended September 30, 2009, 2008 and 2007. The following table presents summary operating results and contract backlog data for the past three fiscal years.

	For the Years Ended September 30,
	2009	2008	2007
	(In thousands)
Revenue	$802,225	$739,482	$737,587

Net loss	$(17,041)	$(25,334)	$(42,770)

	For the Years Ended September 30,
	2009	2008	2007
	(In millions)
Backlog:
Funded	$376.5	$340.5	$360.0
Unfunded	6,008.4	4,475.8	4,669.0

Total	$6,384.9	$4,816.3	$5,029.0

Alion contracts primarily with the federal government. We expect most of our revenue will continue to come from government contracts, mostly from contracts with the U.S. Department of Defense. The balance of our revenue comes from a variety of commercial customers, and state, local and foreign government customers. The table below shows the percentage of revenue derived from each major customer type for each of the past three fiscal years.

	For the Years Ended September 30,
	2009		2008		2007
	(In thousands)
U.S. Department of Defense	$736,625	91.9%	$660,270	89.3%	$659,601	89.4%
Other Federal Civilian Agencies	37,197	4.6%	34,107	4.6%	29,503	4.0%
Commercial and International	28,403	3.5%	45,105	6.1%	48,483	6.6%

Total	$802,225	100.0%	$739,482	100.0%	$737,587	100.0%

We intend to continue to expand our research offerings in commercial and international markets; however, any expansion will be incremental. Commercial and international revenue amounted to approximately 3.5%, 6.1%, and 6.6% of total revenue in fiscal 2009, 2008 and 2007. Our international revenue primarily comes from naval architecture and marine engineering services and telecommunications research and software.
We earn our revenue by providing employee and subcontractor services. When we win new business, the key to generating revenue is hiring new employees to meet customer requirements; retaining existing employees; and deploying our staff on revenue-generating contracts. We closely monitor hiring success, attrition trends, and direct labor utilization. Hiring enough employees with appropriate security clearances is a key challenge in maintaining and growing our business. We try to optimize employee labor content on our contracts because we can earn higher profits from employee services than from subcontractor services or from other contract costs like hardware and software we re-sell to customers.

Earlier in 2009, Secretary of Defense Robert Gates proposed changes to some major programs beginning with the government’s fiscal 2010 budget cycle. Alion has already benefited from the decision to build nine more DDG-51 ships. This is generating long-term engineering and project management work for Alion at Bath Iron Works in Maine and at Northrop Grumman Ship Systems on the Mississippi Gulf Coast. Alion support to the Naval Sea Systems Command (NAVSEA) DDG-1000 destroyer program has led the Company to continue expanding its program-related production oversight services. Alion is also a major support contractor for NAVSEA’s Littoral Combat Ship program. The decision to increase the number of littoral combat ships that NAVSEA will ultimately acquire led to increased Alion staffing for this program and additional related program management work at several shipyards.
While delaying final decisions about CG(X) cruiser capabilities may adversely affect some of Alion’s planned engineering design work for this program, other engineering alternative analyses for CG(X) systems have fueled some of the Company’s significant increase in naval architecture and marine engineering revenue. So far, increases have more than offset any potential workload reductions. We plan to continue to grow revenue organically. If opportunities present themselves and sufficient financial resources are available to us, we intend to pursue strategic acquisitions, capitalizing on our skilled work force and our sophisticated solutions competencies.
Our mix of contract types (i.e., cost-reimbursement, fixed-price, and time-and-material) affects our revenue and operating margins. A significant portion of our revenue comes from services performed on cost-reimbursement contracts under which customers pay us for approved costs, plus a fee (profit) on the work we perform. We recognize revenue on cost-reimbursement contracts based on our actual costs plus a pro-rata share of fees earned. We also have a number of fixed-price government and commercial contracts for which we use the percentage-of-completion method to recognize revenue. Fixed price contracts involve higher financial risks, and in some cases higher margins, because we must deliver specified services at a predetermined price regardless of our actual costs. Failure to anticipate technical problems, estimate costs accurately or control performance costs on a fixed-price contract may reduce the contract’s overall profit or cause a loss. On time-and-material contracts, customers pay us for labor and related costs at negotiated, fixed hourly rates. We recognize time-and-material contract revenue at contractually billable rates as we deliver labor hours and incur direct expenses.
Despite the President’s stated goal of reducing government’s use of cost-reimbursable contracts, Alion’s cost-reimbursable revenue increased significantly this year. Because the Company delivers scientific and engineering research services that are not generally considered to be inherently governmental functions, Management believes any changes aimed at reducing reliance on government contractors in general will not materially adversely affect operations. If the government ultimately shifts contracting activity away from the cost-reimbursement arena to time-and-material or fixed-price contracting, Management believes Alion would likely benefit. All other factors being equal, the Company’s time-and-material and fixed price type contracts traditionally generate higher profit margins than cost-reimbursable contracts. Current quarter and year to date revenue growth support Management’s belief that Alion, is benefitting from and is positioned to continue to benefit from the President’s announced intention to increase federal spending on sponsored science and technology to 5% of GDP.
The table below summarizes revenue by contract type for each of the past three fiscal years.

	For the Years Ended September 30,
Contract Type	2009		2008		2007
	(In thousands)
Cost-reimbursement	$567,294	70.7%	$517,692	70.0%	$512,587	69.5%
Fixed-price	91,885	11.5%	70,146	9.5%	70,946	9.6%
Time-and-material	143,046	17.8%	151,644	20.5%	154,054	20.9%

Total	$802,225	100.0%	$739,482	100.0%	$737,587	100.0%

Results of Operations
Although the Company completed eleven acquisitions between October 2003 and September 2009, no significant acquisitions or transactions affected reported results in any of the past three fiscal years.
Year ended September 30, 2009 Compared to Year ended September 30, 2008
The table below presents selected comparative financial information for the fiscal years ended September 30, 2009 and 2008. Our discussion and analysis refers to financial information in this table and to Alion’s consolidated financial statements in this annual report on Form 10-K.

	Year Ended September 30,
	2009		2008
		%		%
Selected Financial Information		Revenue		Revenue
	(In thousands)
Total revenue	$802,225		$739,482

Total direct contract costs	615,700	76.7%	566,408	76.6%
Direct labor costs	272,148	33.9%	248,409	33.6%
Material and subcontract costs	316,957	39.5%	295,122	39.9%
Other direct costs	26,595	3.3%	22,877	3.1%

Gross profit	186,525	23.3%	173,074	23.4%

Total operating expense	148,960	18.6%	152,117	20.6%
Major components of operating expense:
Indirect expenses including facilities costs	68,457	8.5%	70,930	9.6%
General and administrative (excluding stock- based compensation)	66,082	8.2%	58,984	8.0%
Stock-based compensation	(5,215)	(0.6)%	500	0.1%
Depreciation and amortization	18,959	2.4%	20,715	2.8%

Income from operations	$37,565	4.7%	$20,957	2.8%
Contract Revenue. Fiscal 2009 revenue increased $62.7 million (8.5%) over fiscal 2008. This increase was attributable to a $49.6 million (9.6%) increase in cost-reimbursable contract revenue; a $21.7 million (31.0%) increase in fixed price contract revenue; and an $8.6 million (5.7%) decline in time and material contract revenue. Naval Architecture and Marine Engineering revenue increased $40.3 million (12.4%) and was more than 64% of total increased sales. Modeling and Simulation revenue increased $32.3 million (48.1%) which was more than 51% of the total sales increase. Information Technology sales grew by $4.5 million (12.1%), about 7% of overall increased sales. Growth in these areas in 2009 was offset by a $16.4 million decline in Defense Operations revenue (7.5%), which was more than one-quarter of Alion’s year over year change in revenue. Federal government contract revenue increased $78.4 million (11.6%) this year. Department of Defense contracts accounted for $76.4 million of that increase. Revenue from state and local government contracts and commercial and international customers continued to decline as customers in these areas reduced expenses in response to lower tax revenues and weakened customer demand. Alion’s increased fixed price revenue is partly due to its decision to offer its commercial business capabilities to government customers.
Direct Contract Expenses and Gross Profit. Fiscal 2009 direct contract costs increased $49.3 million (8.7%) over fiscal 2008. Direct costs as a percentage of revenue did not materially change. Direct labor and other costs grew by nearly 10% while subcontract and material costs only increased by 7.4% reflecting increased work as a prime contractor rather than as a subcontractor. Fiscal 2009 gross profit grew at a slightly lower rate (7.8%) than revenue did while contract fee rates increased to historical levels (7.3% overall) compared to the lower levels seen in fiscal 2008 (5.6%).
Operating Expenses. Fiscal 2009 operating expenses were down $3.1 million (2.1% overall) compared to fiscal 2008 and declined to 18.6% of current year sales. Indirect contract expenses were down 11.4%, almost $4.6 million, as a result of higher labor productivity and reduced information technology expenses. Higher rent and related costs ($2.1 million increase) were driven by expanded use of existing space, declining sublease income and modest escalations in lease costs. Amortization expense declined by almost $2.0 million as charges for prior years’ acquired contracts began to tail off. Credits to stock-based compensation expense in fiscal 2009 were the result of forfeitures of prior years’ phantom stock grants. Excluding stock-based compensation adjustments, fiscal 2009 general and administrative expenses increased $7.1 million (12.1%). Aggregate executive compensation expenses increased approximately $2.8 million: $5.5 million for bonuses and long-term incentive programs was offset by $2.7 million in reduced executive severance costs. The Company expanded its business development and IDIQ contract vehicle program management office increasing current year costs by $2.4 million. The Company invested an additional $1.9 million in 2009 to expand and improve its information technology and management systems. Reduced litigation expenses ($1.2 million) offset fiscal 2009 costs to upgrade corporate finance and accounting functions and consolidate offices in Virginia.

Operating Income. Fiscal 2009 operating income of $37.5 million was $16.6 million (79%) greater than prior year operating income due to higher contract fee margins and reduced operating expenses. Operating income was 4.7% of revenue, compared to 2.8% of revenue in fiscal 2008.
Other Expense. Other expense for fiscal 2009 increased $8.4 million (18%) over last year almost solely due to increases in cash interest expense. Last year’s amendments to the Subordinated Note increased total interest expense and interest payable in cash ($2.4 million). The higher interest rate on the Term B Senior Credit Agreement cost the Company $6.5 million more in interest this year (39% increase) despite slightly lower interest expense for the revolving credit facility due to lower average balances. Reduced non-cash interest expense from the decline in the value of outstanding warrants was offset by increased expenses for amortizing fiscal 2008 debt issue costs and loan amendment fees. In fiscal 2008, Alion recognized a $750 thousand gain on the sale of non-operating assets compared to a $19 thousand loss in 2009. In 2009, the Company recognized $402 thousand in other income for de-recognition of acquisition-related liabilities.

	Year Ended September 30,
	2009	2008
	(In thousands)
Cash Pay Interest
Revolver	$1,005	$1,884
Senior Term Loan	22,925	16,453
Senior Unsecured Notes	25,625	25,625
Subordinated Note	2,447	—
Other cash pay interest and fees	447	426

Sub-total cash pay interest	52,449	44,388
Deferred and Non-cash Interest
Debt issue costs and other non-cash items	5,067	1,766
Subordinated Note interest	4,917	3,978
Redeemable warrants	(7,279)	(2,750)

Sub-total non-cash interest	2,705	2,994

Total interest expense	$55,154	$47,382

Income Tax Expense. The Company has filed qualified subchapter-S elections for all of its wholly-owned domestic subsidiaries to treat them as disregarded entities for federal income tax purposes. Some states do not recognize the effect of these elections or Alion’s S-corporation status. The Company’s Canadian subsidiary, Alion Science and Technology (Canada) Corporation, accrues a tax liability, as required. In fiscal year 2009, the Company recognized a $152 thousand tax benefit for Canadian research and development tax credits it received. In fiscal year 2008, the Company recognized $7 thousand in state income tax expense.
Net Loss. This year’s $17.0 million net loss was $8.3 million (33%) less than last year’s due to increased sales, improved contract margins and lower operating expenses that helped offset higher borrowing costs.
Year ended September 30, 2008 Compared to Year ended September 30, 2007
The table below presents selected comparative financial information for the fiscal years ended September 30, 2008 and 2007. Our discussion and analysis refers to financial information in this table and to Alion’s consolidated financial statements in this annual report on Form 10-K.

	Year Ended September 30,
	2008		2007
		%		%
Selected Financial Information		Revenue		Revenue
	(In thousands)
Total revenue	$739,482		$737,587
Total direct contract expenses	566,408	76.6%	562,139	76.2%
Major components of direct contract expense:
Direct labor expense	248,409	33.6%	245,778	33.3%
Material and subcontract expense	295,122	39.9%	295,099	40.0%
Other direct expense	22,877	3.1%	21,261	2.9%
Gross profit	173,074	23.4%	175,448	23.8%
Total operating expense	152,117	20.6%	161,283	21.9%
Major components of operating expense:
Indirect personnel and facilities	70,930	9.6%	76,382	10.4%
General and administrative (excluding stock- based compensation)	58,984	8.0%	52,358	7.1%
Stock-based compensation	500	0.1%	8,340	1.1%
Depreciation and amortization	20,715	2.8%	21,824	3.0%
Income from operations	$20,957	2.8%	$14,165	1.9%
Contract Revenue. Revenue for the year ended September 30, 2008 increased $1.9 million (0.3%) over fiscal 2007. Naval architecture and marine engineering revenue grew $12.5 million (4.0%) and modeling and simulation revenue grew $18.1 million (37.0%). Energy and environmental sciences declined $10.5 million (22.0%), information technology and wireless communications declined $8.9 million (19.2%), defense operations declined $6.2 million (12.8%) and technology integration declined $3.0 million (5.5%). Revenue from government customers increased $5.9 million, primarily from civilian departments and agencies, offsetting a $4.0 million drop in commercial revenue. Increased cost-reimbursable contract and delivery order revenue ($5.1 million) offset declines in both fixed price and time and material revenue. Revenue from ID/IQ contract delivery orders was up $66.0 million offsetting declines for all other contract types. Fiscal 2008 revenue increased immaterially over fiscal 2007 revenue as result of contract funding delays that were not resolved until after the end of 2008.
Direct Contract Expenses and Gross Profit. Fiscal 2008 direct contract costs increased $4.3 million or 0.8% over prior year levels. Direct cost as a percentage of revenue increased to 76.6% from 76.2% in fiscal 2007. Costs for direct labor, and materials and subcontracts increased consistent with Alion’s modest revenue growth. Fiscal 2008 gross profit declined $2.4 million (1.4%) compared to fiscal 2007. This was the result of overall lower contract fee rates which declined to 5.6% compared to 7.3% for fiscal 2007.
Operating Expenses. Fiscal 2008 operating expenses decreased $9.2 million (5.7%) from fiscal 2007 to 20.6% of revenue. Indirect contract costs and facilities expenses declined $5.5 million (7.2%) compared to fiscal 2007. Facility costs dropped $4.1 million, while higher labor productivity reduced indirect labor costs by $1.5 million. General and administrative expenses declined $1.2 million (2.0%) in fiscal 2008. Stock based compensation expense was $7.8 million less in fiscal 2008 due to a decline in the estimated value of Alion common stock and forfeitures of previously recognized grants. Bad debt expense decreased due to improved collections of accounts receivable. General and administrative expenses increased $3.3 million for settlements with senior executives; $1.4 million in legal, accounting and other fees for capital structuring and regulatory filings; $1.2 million for Alion University and human resources programs, and approximately $0.8 million in other administrative expenses. Depreciation and amortization expense for fiscal year 2008 decreased approximately $1.1 million or 5.0% over the year ended September 30, 2007. A $0.5 million increase in depreciation expense for fixed assets partially offset a $1.6 million decline in amortization expense for intangibles. Depreciation and amortization expense was 2.8% and 3.0% of revenue for the years ended September 30, 2008 and 2007.
Operating Income. Fiscal 2008 operating income increased $6.8 million to $21.0 million from $14.2 million for fiscal 2007. Reductions in all operating expense categories offset decreased contract margins.
Other Expense. Other expense for fiscal 2008 decreased $10.6 million or 18.6% over the prior year. The majority of the changes came from a $3.8 million current year decrease in interest expense, $3.0 million of which was related to non-cash accounting charges and the absence of a $6.2 million loss on extinguishment of the Bridge Loan from fiscal 2007.

	Year Ended September 30,
	2008	2007
	(In thousands)
Cash Pay Interest
Revolver	$1,884	$2,063
Senior Term Loan	16,453	19,573
Senior Unsecured Notes	25,625	16,585
Bridge Loan	—	6,810
Other cash pay interest and fees	426	286

Sub-total cash pay interest	44,388	45,317
Deferred and Non-cash Interest
Debt issue costs and other non-cash items	1,766	3,182
Subordinated Note interest	3,978	3,381
Redeemable warrants	(2,750)	(654)

Sub-total non-cash interest	2,994	5,909

Total interest expense	$47,382	$51,226

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
Liquidity and Capital Resources
The Company requires liquidity to service its debt, invest in capital assets, and fund working capital and acquisitions. Our principal working capital need is funding accounts receivable, which increase as our business grows. We are funding our current business with cash from operating activities and access to our revolving credit facility. We intend to fund future operations in a similar fashion.
Cash Flows.
The following narrative discusses Alion’s cash flows for the years ended September 30, 2009 and 2008.
Although Alion lost $8.3 million less this year than last year; fiscal 2009 net operating cash flows declined $20.3 million in the aggregate compared to fiscal 2008. Non-cash expenses included in this year’s net loss were $4.0 million less than last year. Fiscal 2009 cash pay interest expense increased $8.0 million compared to fiscal 2008 as a result of higher interest rates on the Company’s outstanding debt. However, the Company only paid $44 thousand more in interest this year than last year. In fiscal 2008, the Company paid cash for both fiscal 2008 and prior year interest obligations. Although warrants declined $7.3 million in value this year ($4.5 million more than last year), debt issue cost amortization was up $3.3 million and non-cash interest was up $0.9 million, reflecting charges for loan amendments that occurred last year. In the aggregate, non-cash interest charges declined by only $0.3 million this year compared to fiscal 2008. Depreciation and amortization were down $1.8 million and executive compensation accruals were down $2.0 million offsetting a $1.6 million increase in bad debt expense.
Alion collected $801.2 million in accounts receivable in fiscal 2009, up $27.4 million from the $773.8 million collected in fiscal 2008. Current year collections were slightly less than total revenue of $802.2 million as sales grew by more than $62.7 million from 2008 to 2009. The Company measures days’ sales outstanding (DSO) based on trailing twelve month revenue and net accounts receivable. DSO equals net accounts receivable divided by revenue per day (trailing twelve month revenue divided by 365). During fiscal 2009, DSO decreased by 1.1 days to 82.0 days from 83.1 days outstanding. Receivables consumed $12.7 million this year compared to providing $18.9 million last year (a $31.6 million net unfavorable change year over year). This was largely the result of a $17.4 million increase in customer work for which the Company had yet to receive contract modifications that offset a $6.2 million net decline in outstanding and currently billable receivables. Accounts payable and expense accruals contributed $17.9 million to operating cash flow in 2009 compared to $17.2 million last year. Growth in other liabilities contributed $2.7 million more to fiscal 2009 operating cash flow than in 2008 ($6.8 million this year versus $4.1 million last year). Accrued unpaid interest contributed $2.5 million to fiscal 2009 cash flow compared to the $5.6 million we used to reduce last year’s interest payable.

In fiscal 2009, Alion spent $9.8 million less on investing activities than it did in the prior fiscal year. In fiscal 2008 Alion paid approximately $7.9 million of prior year acquisition obligations — earn outs and holdbacks. In 2009, we only paid out $166 thousand for a modest earn out and to buy a number of General Dynamics Corporation delivery orders. This year we only invested $2.2 million in capital assets compared to the nearly $5.0 million we spent in fiscal 2008. Last year’s higher capital purchase levels were associated with integrating acquisitions and outfitting staff.
In fiscal 2009, Alion’s financing activities consumed $800 thousand less than in 2008 ($11.8 million this year compared to the $12.6 million Alion spent in fiscal 2008). This year Alion settled its interest rate swap for $4.7 million; last year the Company received $4.3 million in swap related payments it was able to use to pay down additional Term B senior loan principal. In 2008, the Company also paid off $9.3 million in prior year revolving line of credit principal. This year the Company paid $3.0 million in Subordinated Note principal; while last year the Company only paid $0.5 million in related Subordinated Note amendment fees In the aggregate, debt-related transactions consumed $10.1 million in cash in fiscal 2009, compared to $11.9 million used in fiscal 2008.
In 2009, the Company redeemed $9.2 million in common stock from ESOP participants, $5.1 million more than last year as more former employees were eligible to request pay outs and ESOP account balances were higher this year than last year leading to increased re-purchase demands on the Company’s cash flow. Redemptions were offset by $4.8 million in sales to the ESOP Trust for employee investments plus $2.7 million for September 2008 sales received this year. The Company used $1.7 million in net transactions with the ESOP Trust in fiscal 2009 compared to $0.7 million used in fiscal 2008. In all, the Company used $0.8 million less for financing activities in the current year than it did in 2008.
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
Despite past covenant breaches that would have limited the Company’s ability to use its revolver and despite a $25 million reduction in revolver availability since last July, the Company believes it will have sufficient cash from operations and the revolver to meet obligations over the next twelve months. Alion retains the ability to restrict or defer certain types of cash payments that in the past caused the Company to fail to comply with certain debt covenants.
Cash flow effects and risks associated with equity-related obligations
Changes in the price of a share of Alion common stock affect stock-based compensation expense, operating income and warrant-related interest expense. Management is unable to forecast the share price the ESOP Trustee will determine in future valuations. Because future share prices may differ from the current share price, the Company is unable to forecast the future expense it is likely to recognize for already-issued Phantom Stock and SAR plan grants. Alion expects to recognize non-cash interest expense related to outstanding warrants as the current share price, interest rates, assumed volatility, and time to time expiration change. The carrying value of the warrants exceeds their current net cash value by approximately $7.6 million which represents the time value of the underlying options, $6.7 million of which is associated with the warrants issued in August 2008.
Although current financial information includes the effects of the most recent ESOP Trust transactions, future expenses for stock-based compensation and warrant-related interest are likely to differ from estimates as the price of a share of Alion common stock changes. The next regularly scheduled valuation period will end in March 2010. Interest rates, market-based factors and volatility, as well as the Company’s financial results will affect the future value of a share of Alion common stock.

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
Discussion of Debt Structure
The discussion below describes the Term B Senior Credit Agreement, as modified by Amendments One through Nine and Increments Four and Five; the Subordinated Note as subsequently amended; the previously effective Bridge Loan Agreement and the Senior Unsecured Notes issued and sold by the Company.
Term B Senior Credit Agreement
As of September 30, 2009, the Term B Senior Credit Agreement consisted of:
•	a senior term loan in the approximate amount of $236.6 million;
•	a $25.0 million senior revolving credit facility approximately $182 thousand of which was allocated to letters of credit and deemed borrowed, but none of which was actually drawn as of September 30, 2009; and
•	a $110.0 million uncommitted incremental term loan “accordion” facility which the Company may be able to access in the future subject to satisfying a leverage-based incurrence test.
In August 2004, Alion entered into the Term B Senior Credit Agreement with a syndicate of financial institutions for which Credit Suisse serves as arranger, administrative agent and collateral agent, and for which Bank of America serves as syndication agent.
•	In April 2005, the first amendment made certain changes and added $72.0 million in senior term loans to the total Term B Senior Credit Agreement debt.
•	In March 2006, the second amendment made certain changes, increased the senior term loan commitment by $68.0 million (drawn in full) and increased the revolving credit commitment from $30.0 million to $50.0 million.
•	In June 2006, the third amendment made certain changes and added $50.0 million in senior term loans to the total Term B Senior Credit Agreement debt.
•	In January 2007, the fourth increment added $15.0 million in senior term loans to the total Term B Senior Credit Agreement debt.
•	In February 2007, the fourth amendment made certain changes, extended the senior term loan maturity date to February 6, 2013, adjusted the principal repayment schedule to require a balloon principal payment at maturity, and added an incurrence test as an additional condition precedent to Alion’s ability to borrow additional funds.
•	In July 2007, the fifth increment added $25.0 million in senior term loans to the Term B Senior Credit Agreement.
•	On September 30, 2008, the fifth amendment made certain changes.
(a)	It increased the interest rate by 350 basis points to a minimum Eurodollar interest rate of 3.50% plus 600 basis points, and a minimum alternate base rate of 4.50% plus 500 basis points.
(b)	If the Company refinances, replaces or extends the maturity of its existing revolving line of credit with an interest rate spread which is more than 50 basis points higher than the then-current interest rate spread applicable to the Company’s senior term loan, Alion’s interest rate spread would increase by the difference between the higher revolving credit facility interest rate spread and 50 basis points.
(c)	Alion is required to use all (formerly half) of excess annual cash flow to prepay outstanding senior term loans.
(d)	It amended financial covenants to provide Alion flexibility through September 30, 2009.
(e)	It restricts the Company’s ability to pay the CEO or COO for previously awarded shares of phantom stock.
(f)	It permits Alion to incur additional second lien debt, subject to certain conditions.

•	In July 2009, the sixth amendment extended the revolving credit facility maturity date to September 25, 2009 (which by later amendment was extended to September 30, 2010) and reduced the aggregate amount of the revolving credit commitments from $50 million to $40 million (which by later amendment was reduced to $25 million).
•	In September 2009, the seventh amendment extended the revolving credit facility maturity date to October 9, 2009.
•	In October 2009, the ninth amendment extended the revolving credit maturity date to September 30, 2010, added a liquidity condition requiring Alion to pay in kind an additional 100 basis points in interest if Alion does not secure an additional $35 million in revolving credit commitments by February 1, 2010, added a leverage reduction condition requiring Alion to pay in kind an additional 100 basis points in interest if Alion’s Senior Secured Leverage Ratio is more than 2.75 to 1.00 as of June 30, 2010 and the additional interest increases by 50 basis points each quarter thereafter if the leverage ratio is not met, afforded the senior lenders the opportunity to appoint a designee to Alion’s board of directors if Alion’s Senior Secured Leverage Ratio is more than 2.75 to 1.00 as of June 30, 2010, added a $25 million uncommitted incremental revolving credit facility, removed a requirement that Alion maintain its S-corporation status, limited Alion’s ability to make capital expenditures from June 30, 2009 to September 30, 2010 to $8 million and made other modifications to Alion’s negative covenants.
The Term B Senior Credit Agreement requires the Company to repay one percent of the principal balance of the senior term loan during each of the next five fiscal years in equal quarterly installments of approximately $0.6 million through December 31, 2012 and to repay the remaining outstanding balance of approximately $229.3 million on February 6, 2013.
Under the senior revolving credit facility, Alion may request up to $20.0 million in letters of credit and may borrow up to $5.0 million in swing line loans for short-term borrowing needs. The Company must pay all principal obligations under the senior revolving credit facility in full no later than September 30, 2010.
Alion may prepay all or any portion of its Senior Term Loan in minimum increments of $1 million, generally without penalty or premium, except for customary breakage costs associated with pre-payment of Eurodollar-based loans. If the Company issues certain permitted debt, or sells, transfers or disposes of certain assets, it must use all net proceeds to repay outstanding Senior Term Loan principal. Alion must use all annual excess cash flow to prepay Senior Term Loan principal. The Senior Credit Facility defines Excess Cash Flow for any fiscal year as Consolidated EBITDA without duplication plus the decrease, if any, in current assets less current liabilities for that fiscal year over the sum, without duplication, of (i) taxes payable in cash for the Company and its Subsidiaries, (ii) Consolidated Interest Expense, (iii) capital expenditures made in cash other than proceeds from indebtedness, equity raises, casualty losses, condemnation and other proceeds not part of Consolidated EBITDA, (iv) permanent repayments of Indebtedness not including repayments of the Company’s revolving credit facility, (v) the increase, if any, in current assets less current liabilities for that fiscal year, (vi) cash purchase price paid for a permitted acquisition as defined in the Senior Credit Facility, (vii) cash contributions to the ESOP, and (viii) extraordinary losses, non-recurring expenses and adjustments all to the extent included in Consolidated EBITDA. The Company had no excess cash flow in either of the fiscal years ended September 30, 2009 and 2008.
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
If the Company borrows any additional term loan or revolving loan, including an incremental term loan facility or an incremental revolving credit facility, and certain terms of such loan are more favorable to the new lenders than existing terms under the Term B Senior Credit Agreement, the applicable interest rate spread on the senior term loans and the revolving line of credit can increase. As a result, additional term loans or revolving credit could increase the Company’s interest expense under its existing term loans and the revolving line of credit. Certain of the Company’s subsidiaries (HFA, CATI, METI, JJMA, BMH, WCI, WCGS and MA&D) guaranteed the Company’s obligations under the Company’s Term B Senior Credit Agreement.

Use of Proceeds. In August 2004, the Company borrowed $50.0 million through the senior term loan under the Term B Senior Credit Agreement. Alion used approximately $47.2 million to retire its existing LaSalle Bank senior term loan and revolving credit facility and paid approximately $2.8 million in transaction fees. In October 2004, the Company borrowed approximately $22.0 million under the senior term loan to retire its existing $19.6 million mezzanine note and to pay approximately $2.4 million in accrued unpaid interest and prepayment premium. In April 2005, the Company borrowed $72.0 million in an incremental term loan under the Term B Senior Credit Agreement. Alion used approximately $58.7 million of the proceeds to pay part of the JJMA acquisition price, and approximately $1.3 million for term loan transaction fees. The Company used approximately $12.0 million for part of the BMH acquisition price. In March 2006, Amendment Two made $68.0 million of term loans available to the Company. Alion used approximately $16.5 million of these term loan proceeds to pay part of the WCI acquisition price, and approximately $13.6 million to redeem mezzanine warrants held by IIT and the CEO. In May 2006, the Company used $15.0 million of Amendment Two incremental term loan proceeds for part of the MA&D acquisition price. In June 2006, the Company borrowed $21.0 million in Amendment Two incremental term loans and $50.0 million in Amendment Three incremental term loans to pay part of the Anteon Contracts acquisition price. In January 2007, Alion paid a $0.3 million fee to borrow $15.0 million under Increment Four to pay down part of its outstanding senior revolving credit facility balance. In July 2007, Alion paid a $0.5 million fee to borrow $25.0 million under Increment Five to pay down part of its outstanding senior revolving credit facility balance.
The Term B Senior Credit Agreement permits the Company to use the remainder of its senior revolving credit facility for working capital needs, other general corporate purposes, and to finance permitted acquisitions. The Term B Senior Credit Agreement permits the Company to use any proceeds from the uncommitted incremental term loan facility to finance permitted acquisitions and for any other purpose permitted by any future incremental term loan.
Security. The Term B Senior Credit Agreement is secured by a security interest in all of the Company’s current and future tangible and intangible property, as well as all of the current and future tangible and intangible property of the Company’s subsidiaries, HFA, CATI, METI, JJMA, BMH, WCI, WCGS and MA&D.
Interest and Fees. Under the Term B Senior Credit Agreement, at the Company’s election, the senior term loan and the senior revolving credit facility can each bear interest at either of two floating rates based on either a Eurodollar base or an alternative base rate (ABR).
Since April 2005 the senior term loans have been at the Eurodollar rate and the senior revolving credit facility has been at the ABR rate. As of September 30, 2009, the Eurodollar rate on the senior term loan was 5.49 percent (2.99 percent plus 2.50 percent Eurodollar spread) and the ABR rate was 6.75 percent (5.00 percent plus 1.75 percent spread).
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
Less than 2.00 to 1.00
Since September 30, 2008, the minimum interest rate on Alion’s term loan and revolving credit facility has been 9.50% and no longer depends on the Company’s leverage ratio. The Eurodollar rate interest rate is 600 basis points plus a 3.5% minimum interest rate. The alternate base rate is 500 basis points plus a 4.5% minimum interest rate.
Interest Rate Swap. On January 30, 2008, Alion executed an interest rate swap with one of its lenders to convert floating rate interest payable on a portion of its Term B senior term loan to a fixed rate, and to shift the timing of some net interest payments related to its Term B senior term loan. The swap agreement has a notional principal of $240 million and expired on November 1, 2008. Alion was required to pay interest semi-annually at 6.52% on May 1 and November 1, 2008. The swap called for the Company to receive floating rate interest payments quarterly on February 1, May 1, August 1 and November 1, 2008, at the London Interbank Offering Rate plus 250 basis points. The floating interest rate was 7.31813% for the six months ended May 1, 2008 and 5.48625% for the six months ended November 1, 2008. All swap payments were net cash settled.

Other Fees and Expenses. Each quarter Alion is required to pay a commitment fee equal to 50 basis points per year on the prior quarter’s daily unused balances of the revolving credit facility and the senior term loan. As of September 30, 2009, $182 thousand was allocated to outstanding letters of credit; the Senior Term Loan was fully utilized. For the year ended September 30, 2009, the Company paid no Senior Term Loan commitment fee and a fee of $178 thousand for the revolving credit facility.
In addition to issuance and administrative fees, Alion is required to pay a fronting fee not to exceed 25 basis points for each letter of credit issued. Each quarter Alion is required to pay interest in arrears at the revolving credit facility rate for all outstanding letters of credit. The Term B Senior Credit Agreement also requires the Company to pay an annual agent’s fee.
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
The Senior Credit Facility requires that the Company’s ratio of total secured senior indebtedness to Consolidated EBITDA not exceed the following ratios for the time periods indicated:

Period	Ratio
July 1, 2009 through June 30, 2010	4.00 to 1.00
July 1, 2010 through December 31, 2010	3.75 to 1.00
Thereafter	3.00 to 1.00
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

The Senior Credit Facility requires that the Company’s Interest Coverage Ratio for any period of four consecutive fiscal quarters be greater than the following ratios for the time periods indicated:

Period	Ratio
July 1, 2009 through March 31, 2010	1.10 to 1.00
April 1, 2010 through June 30, 2010	1.15 to 1.00
July 1, 2010 through December 31, 2010	1.25 to 1.00
Thereafter	1.35 to 1.00
The Company’s Senior Secured Leverage and Interest Coverage Ratios for the twelve-month periods ended September 30, 2009 and 2008 are included below.

	Twelve Months Ended
	September 30,
	2009	2008
Senior Secured Leverage Ratio	3.57	4.15
Interest Coverage Ratio	1.17	1.60
Waiver Agreement
The Term B Senior Credit Agreement requires Alion to satisfy two financial covenants, a senior secured leverage test and an interest coverage test which compare Alion’s senior secured debt and its interest expense to its Consolidated EBITDA, and maintain certain minimum thresholds which vary from period to period. Alion recently discovered that historically it has not calculated Consolidated EBITDA in accordance with the definition of Consolidated EBITDA in the Term B Senior Credit Agreement. The Term B Senior Credit Agreement requires Alion to deduct from Consolidated EBITDA cash payments made in a current accounting period on account of reserves, restructuring charges and other non-cash charges that Alion added to its Consolidated EBITDA in a prior accounting period as permitted by the definition. Alion discovered that in calculating Consolidated EBITDA it has not historically reduced it by cash payments made on account of non-cash charges added back in prior periods related to, among other things, Alion’s SAR, phantom stock and LTIP plans.
As a result of miscalculating Consolidated EBITDA, the Company failed to comply with its senior secured leverage ratio test (or predecessor test) beginning with its fiscal quarter ending June 30, 2006 and continued to fail to comply through the quarter ending June 30, 2009 except the Company complied for the quarters ending March 31, 2007, June 30, 2007 and September 30, 2007. The Company also failed to comply with its interest coverage ratio test beginning with its quarter ending December 31, 2007 and continued to fail to comply through the quarter ending September 30, 2009.
The following two tables indicate each quarter ended in which Alion failed to satisfy its senior secured leverage ratio (or predecessor ratio) and its interest coverage ratio, the ratios Alion was required to satisfy and Alion’s actual performance. The Term B Senior Credit Agreement tests Alion’s senior secured leverage and interest coverage quarterly on a four trailing quarter basis.
Senior Secured Leverage Ratio

Quarter Ended	Required Ratio	Actual Performance
June 30, 2006	6.50	6.87
September 30, 2006	6.50	6.74
December 31, 2006	6.50	6.84
December 31, 2007	3.75	4.01
March 31, 2008	3.75	4.07
June 30, 2008	3.75	4.37
September 30, 2008	4.10	4.56
December 31, 2008	4.10	4.49
March 31, 2009	4.25	4.58
June 30, 2009	4.25	4.36

Interest Coverage Ratio

Quarter Ended	Required Ratio	Actual Performance
December 31, 2007	1.35	1.23
March 31, 2008	1.35	1.34
June 30, 2008	1.35	1.11
September 30, 2008	1.20	1.19
December 31, 2008	1.10	1.09
March 31, 2009	1.05	0.97
June 30, 2009	1.05	1.03
September 30, 2009	1.10	1.07
The failure to satisfy the senior secured leverage ratio (or predecessor test) and the interest coverage ratio for the periods indicated resulted in Alion consequentially breaching a number of affirmative and negative covenants in the Credit Facility. The affirmative covenants consequentially breached related to Alion’s obligation to deliver to the Administrative Agent (a) compliance certificates and supporting materials and (b) financial statements. The negative covenants consequentially breached related to Alion’s obligation to refrain while in default from (a) making certain restricted payments related to Alion’s stock appreciation rights and phantom stock plans, (b) making certain restricted payments to departing employees under Alion’s ESOP, (c) paying certain non-employee directors fees, (d) pre-paying principal on Alion’s junior subordinated notes ahead of regularly scheduled times, and (e) paying certain earn-out obligations in connection with consummated acquisitions. Further, each time Alion drew under its Revolver or borrowed a Term Loan, Alion was deemed to make certain representations and warranties to the lenders under the Term B Senior Credit Agreement, and, as a result of Alion breaching the various financial, affirmative and negative covenants described above, certain of Alion’s representations and warranties were incorrect.
On December 14, 2009, the Company entered into a waiver with the required lenders under the Term B Senior Credit Agreement (Waiver). Under the Waiver, the requisite lenders under the Term B Senior Credit Agreement waived all of Alion’s financial, affirmative and negative covenant defaults described above, and its breach of certain representations and warranties, existing on December 14, 2009 and any defaults which will occur solely as a result of the proper application of required cash deductions in the calculation of Consolidated EBITDA for the fiscal year and quarter ended September 30, 2009.
Pursuant to the Waiver, Alion paid each lender granting the waiver a waiver fee in the amount of 0.25% of the aggregate principal amount of the term loans and revolving credit commitments of such lender outstanding on December 14, 2009. Alion has also promised to pay on March 1, 2010 each lender granting the waiver a future fee equal to 1.0% of the aggregate principal amount of the term loans and revolving credit commitments of such lender outstanding on March 1, 2010 unless such lender shall have assigned all or a portion of such lender’s holdings, in which case such lender’s assignee (unless otherwise agreed) shall be entitled to the future and supplemental 1.0% fee payable by Alion. Alion paid an additional arrangement fee to the Administrative Agent in connection with securing the Waiver.
The Waiver does not change any of the terms or definitions of the Term B Senior Credit Agreement. Going forward, the Company will be required to deduct cash payments relating to the settlement of deferred compensation plans and certain retirement obligations in the calculation of Consolidated EBITDA.
As of September 30, 2009, after taking into account the provisions of the Waiver, we were in compliance with the financial covenants set forth in our Term B Senior Credit Agreement. The Company’s above-mentioned financial, affirmative and negative covenant defaults under the Credit Agreement resulted in the Company’s Term B senior term loan and revolving loan payable balances being callable either by the administrative agent or by lenders holding a majority of the value of the outstanding loans and therefore, as of the issuance of the Company’s fiscal year 2008 financial statements and the financial statements for each of the first three quarters of fiscal year 2008 and 2009, such balances should have been classified as current liabilities.

The Term B Senior Credit Agreement includes other covenants which, among other things, restrict the Company’s ability to do the following without the prior consent of syndicate bank members that have extended more than 50 percent of the aggregate amount of all loans then outstanding under the Term B Senior Credit Agreement:
•	incur additional indebtedness other than permitted additional indebtedness after satisfying a senior secured leverage-based incurrence test;
•	consolidate, merge or sell all or substantially all of the Company’s assets;
•	make certain loans and investments including acquisitions of businesses, other than permitted acquisitions;
•	pay dividends or distributions other than distributions needed for the ESOP to satisfy its repurchase obligations and certain payments required under the Company’s equity based incentive plans;
•	enter into certain transactions with the Company’s shareholders and affiliates;
•	enter into certain transactions not permitted under ERISA;
•	grant certain liens and security interests;
•	enter into sale and leaseback transactions;
•	change lines of business;
•	repay subordinated indebtedness before it is due and redeem or repurchase certain equity;
•	pay certain earn-outs in connection with permitted acquisitions;
•	spend more than $8 million on capital expenditures from June 30, 2009 to September 30, 2010;
•	make payments to directors, officers, and employees of the Company or its subsidiaries in connection with warrants, stock appreciation rights, phantom stock plans or similar incentives or equity-based incentives in excess of $20 million in the aggregate; or
•	use the proceeds of the Company’s borrowings other than as permitted by the Term B Senior Credit Agreement.
Events of Default. The Term B Senior Credit Agreement contains customary events of default including, without limitation:
•	payment default;
•	breach of representations and warranties;
•	uncured covenant breaches;
•	default under certain other debt exceeding an agreed amount;
•	bankruptcy and insolvency events;
•	notice of debarment, suspension or termination under a material government contract;
•	certain ERISA violations;
•	unstayed judgments in excess of an agreed amount;
•	failure of the subordinated note to remain subordinated to the Term B Senior Credit Agreement;
•	failure of any guarantee of the Term B Senior Credit Agreement to be in effect;
•	failure of the security interests to be valid, perfected first priority security interests in the collateral;
•	failure of the Company to remain an S-corporation;
•	imposition on the ESOP Trust of certain taxes in excess of an agreed amount;
•	final determination the ESOP is not a qualified plan;
•	incurrence of a civil or criminal liability in excess of $5 million of the Company or any subsidiary arising from a government investigation;
•	actual termination of a material contract due to alleged fraud, willful misconduct, negligence, default or any other wrongdoing; or
•	change of control (as defined below).
For purposes of the Term B Senior Credit Agreement, a change of control generally occurs when, before Alion lists its common stock to trade on a national securities exchange and the Company obtains net proceeds from an underwritten public offering of at least $30.0 million, the ESOP Trust fails to own at least 51 percent of the Company’s outstanding equity interests, or, after the Company has such a qualified public offering, any person or group other than IIT or the ESOP Trust owns more than 37.5 percent of the Company’s outstanding equity interests. A change of control may also occur if a majority of the seats (other than vacant seats) on Alion’s Board of Directors shall at any time be occupied by persons who were neither nominated by the board nor were appointed by directors so nominated. A change of control may also occur if a change of control occurs under any of Alion’s material indebtedness including the Company’s Indenture or under Alion’s subordinated note related warrants.

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
Alion has classified the warrants as debt instruments and not equity, in accordance with ASC 815-40. The Company recognizes interest expense for changes in the fair value of the warrants which had an aggregate estimated fair value of $32.7 million as of September 30, 2009. On December 21, 2009, Alion entered into a Note and Warrant Redemption Agreement, Fourth Amendment to Seller Note Securities Purchase Agreement, First Amendment to the Second Amended and Restated Seller Note and Rights Agreement Termination Agreement (the “Redemption Agreement”) dated as of December 18, 2009 between Alion and IIT.
Under the Redemption Agreement, Alion has agreed to redeem and repurchase, and IIT has agreed to sell to Alion for an aggregate redemption and repurchase price of $25,000,000, (a) Alion’s Second Amended and Restated Seller Note issued to and held by IIT with a capitalized aggregate principal amount as of December 21, 2008 of $51,703,538.40 (the “Seller Note”), (b) a warrant issued to and held by IIT to purchase 1,080,436.8 shares of Alion common stock for $10 per share (“Warrant No. 3”), and (c) a warrant held by IIT to purchase 550,000 shares of Alion common stock for $36.95 per share (“Warrant No. 4” and with Warrant No. 3, the “Seller Warrants”).
Alion’s obligation to redeem and repurchase the Seller Note and the Seller Warrants remains subject to certain conditions including, among others, Alion having: (a) access to sufficient capital under the terms of its various debt agreements to pay the redemption and repurchase price; and (b) permission or the right to pay IIT the redemption and repurchase price under Alion’s various debt agreements.

Alion and IIT have agreed that interest otherwise due and payable under the Seller Note on January 2, 2010 will not be due and payable until April 1, 2010. Upon the closing of the redemption and repurchase of the Seller Note and the Seller Warrants, (a) the Seller Note Securities Purchase Agreement and the Rights Agreement each dated as of December 20, 2002 between Alion and IIT (as successor to Illinois Institute of Technology Research Institute) will terminate, and (b) two current members of Alion’s Board of Directors nominated by IIT will resign. IIT has agreed not to exercise the Seller Warrants prior to March 31, 2010, and if Alion has not redeemed and repurchased the Seller Note and the Seller Warrants by March 31, 2010, either Alion or IIT may terminate the Redemption Agreement.
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
Covenants. As of September 30, 2009, the Company was in compliance with the covenants set forth in the Company’s Indenture with respect to the Company’s 10.25% Senior Unsecured Notes. The Company’s Indenture does not contain any financial covenants.
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

	6-Fiscal Years ($ In thousands)
	2010	2011	2012	2013	2014	2015
Bank revolving credit facility
- Interest(1)	$1,357	$1,148	$940	$728	$178	$178
Senior Term Loan
- Interest(2)	22,701	22,467	22,598	8,309	—	—
- Principal(3)	2,433	2,433	2,433	229,297	—	—
Senior Unsecured Notes
- Interest	25,625	25,625	25,625	25,625	25,625	12,813
- Principal	—	—	—	—	—	250,000
Subordinated Note(4)
- Interest	3,223	3,369	3,594	3,332	—	—
- Principal	3,000	3,000	2,000	70,311	—	—

Total cash — pay interest	53,074	52,977	53,291	38,497	25,803	12,991
Total cash — pay principal	5,433	5,433	4,433	299,608	—	250,000

Total	$55,339	$55,042	$55,190	$337,602	$25,803	$262,991

(1)	Alion anticipates it will regularly utilize a $25.0 million revolving credit facility to meet working capital needs. The present revolving credit facility matures in September 2010. The Company expects to replace it with a similar facility at least through 2015. Alion estimates the average utilized revolver balance will be $13.5 million for fiscal year 2010; $11.2 million for fiscal year 2011, $8.9 million for 2012, $6.6 for 2013 through 2015 and minimal thereafter. Interest expense includes estimated fees for the unused balance of a $25.0 million revolving credit facility. The Company estimates the effective average cash-pay interest rate, excluding fees for the unused balance on the revolver, will be 9.5% for all periods presented. Alion expects it will be able to meet existing Term B Senior Credit Agreement financial covenants for the next 12 months. Therefore, the Company believes it will continue to have access to its $25.0 million revolving credit facility.

(2)	Alion forecasts the average annual Term B Senior Credit Agreement senior term loan balance will be:$235.7 million, $233.3 million, $230.8 million, and $81.0 million for fiscal years 2010 through 2013. The senior term loan matures February 2013. The Company expects it will need to refinance the Term B senior term loan before it matures and forecasts interest expense to continue at levels similar to prior years based on a forecast LIBOR rate plus the Credit Suisse Eurodollar spread. If Alion does not meet certain financial covenants by February 2010, interest on the Term B Senior Credit Agreement will increase beyond this rate by 100 basis points retroactive to the beginning of fiscal 2010. If Alion does not meet certain additional financial covenants by June 2010, interest will increase by an additional 100 basis points retroactive to the beginning of fiscal 2010. Each quarter that Alion continues not to meet the June 2010 financial covenants, interest will increase by a further 25 basis points. Alion estimates the effective annual interest rates for the fiscal years 2010 through 2013 will be approximately 9.6%, 9.6%, 9.8%, and 10.1%. Interest expense includes estimated senior term loan commitment fees. Alion expects it will be able to meet existing Term B Senior Credit Agreement financial covenants for the next 12 months and that the senior term loan principal will not be callable prior to maturity.

(3)	The Term B Senior Credit Agreement requires Alion to repay approximately 1.0 percent of the principal balance outstanding under the senior term loan annually. On a cumulative basis, Alion will pay approximately 4.3% of the principal through the first quarter of fiscal year 2013. The remaining principal balance is due on February 6, 2013, the senior term loan maturity date. The table reflects the balance drawn of $236.6 million as of September 30, 2009,payments of approximately $2.4 million in each fiscal year from 2010 through 2012, approximately $0.6 million payable the first quarter of fiscal 2013, and payment of the remaining principal (balance of $228.7 million) on February 2013. If Alion generates certain excess cash flow in a given fiscal year, issues or incurs certain debt or sells certain assets, the Term B Senior Credit Agreement requires the Company to prepay a portion of the principal. As of September 30, 2009, no mandatory prepayments are due.

(4)	The Term B Senior Credit Agreement prohibits Alion from making cash payments for principal or interest on the Subordinated Note. The Company and IIT modified the Subordinated Note to defer cash interest payments due January 2010 to April 2010. Failure to timely pay Subordinated Note principal is not an event of default; failure to pay Subordinated Note interest is an event of default that can accelerate repayment of the Term B Senior Credit Agreement. The Company expects to be able to either retire the Subordinated Note prior to April 2010 or amend it to defer cash interest payments until after the Term B Senior Credit Agreement expires.
Contingent Obligations
Earn-outs
The Company has one remaining earn-out commitment arising from its July 2007 LogCon Group acquisition. The maximum potential earn out is $600 thousand though July 2011; $100 thousand has already been earned. Through fiscal 2009, the Company had paid $50 thousand in LogCon Group earn-outs. In fiscal 2008, the Company paid approximately $7.9 million for other earn out obligations. Management believes any future LogCon Group earn-outs will not materially affect Alion’s cash flows, financial position or operating results.
Other Contingent obligations which will impact the Company’s cash flow
KSOP share repurchases and diversifications and Subordinated Note warrant put rights will affect Alion’s cash flow. Through September 2009, Alion had spent a cumulative total of approximately $71.6 million to repurchase shares of its common stock to satisfy ESOP distribution requests from former employees and Plan beneficiaries. Last year, the Company changed its prior practice of immediately paying out all distribution requests in full. In March 2008, Alion began paying ESOP beneficiaries over the five-year distribution period permitted by ERISA and the terms of the Plan. Alion intends to continue this practice for the foreseeable future in part to offset the cash flow effects of annual employee diversification requests that began in 2008 which are also expected to continue for the foreseeable future. Management estimates that cash flow benefits from using a five-year payout cycle will diminish over the next three years.

	Number of		Total Value
Date	Shares Repurchased	Share Price	Purchased
			(In thousands)

October 2007	90	$40.05	$4
December 2007	210	40.05	8
February 2008	648	40.05	26
March 2008	19,961	40.05	799
March 2008	10,011	41.00	410
April 2008	60	40.05	2
July 2008	306	41.00	13
September 2008	68,009	41.00	2,788
December 2008	233	38.35	9
March 2009	189,038	38.35	7,250
April 2009	122	34.30	4
May 2009	38	34.30	1
July 2009	100	34.30	3
July 2009	127	38.35	5
August 2009	178	34.30	6
September 2009	55,282	34.30	1,897

Total	344,913		$13,225

Alion management believes cash flow from operations and cash available under current and anticipated revolving credit facilities should provide sufficient capital to fulfill current business plans and fund working capital needs for at least the next 24 months. The Company intends to continue its focus on organic growth, margin improvement and process improvement. Management expects to continue improving cash flow from operations through more frequent electronic invoicing and improved business practices overall. Although Alion expects to have positive cash flow from operations, it will need to generate significant additional revenue beyond current levels and earn net income in order to repay principal and interest on the Term B Senior Credit Agreement, the Senior Unsecured Notes, the Subordinated Note and Warrants, and to meet ESOP repurchase and diversification obligations.
The Term B Senior Credit Agreement and the Indenture governing the Senior Unsecured Notes allow Alion to make certain permitted acquisitions, and the Company intends to use financing available under the Term B Senior Credit Agreement to do so. Alion will need to renew or replace its existing revolving credit facility prior to September 2010, and plans to refinance the Term B senior term loan before its February 2013 maturity. In October 2009, the ninth amendment to the Credit Facility reduced the aggregate amount of the revolving credit commitments to $25 million. The Company is uncertain whether it will be able to refinance these obligations or if refinancing terms will be favorable. If Alion is unable to refinance the Term B senior term loan, it will not have sufficient cash from operations to satisfy all of its obligations. If plans or assumptions change, if assumptions prove inaccurate, if Alion consummates additional or larger investments in or acquisitions of other companies than are currently planned, if the Company experiences unexpected costs or competitive pressures, or if existing cash and projected cash flow from operations prove insufficient, the Company may need to obtain greater amounts of additional financing and sooner than expected. While Alion intends only to enter into new financing or refinancing it considers advantageous, given the current state of the credit markets, the Company cannot be certain sources of financing will be available in the future, or, if available, that financing terms would be favorable.
The following table summarizes the contractual and other forecasted long-term debt obligations the Company is legally obligated to pay.

	Payments Due by Fiscal Year
	Total	2010	2011	2012	2013	2014	Thereafter
Contractual Obligations:
Long-term debt including principal and interest	$791,967	$55,339	$55,042	$55,190	$337,602	$25,803	$262,991
Lease Obligations	148,110	27,350	25,700	21,731	20,403	13,979	38,947

Total contractual obligations	$940,077	$82,689	$80,742	$76,921	$358,005	$39,782	$301,938

Off-Balance Sheet Financing Arrangements
The Company accounts for operating leases entered into in the routine course of business in accordance with ASC 840 Leases. The Company has no off-balance sheet financing arrangements other than its operating leases. The Company has no relationship with any unconsolidated or special purpose entity, nor has it issued any guarantees.
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

Alion recognizes revenue on cost-reimbursement contracts as it incurs costs and includes estimated fees earned. The Company recognizes time-and-material contract revenue at negotiated, fixed, contractually billable rates as it delivers labor hours and incurs other direct expenses. Alion uses various performance measures under the percentage of completion method to recognize revenue for fixed-price contracts. Estimating contract costs at completion and recognizing revenue appropriately involve significant management estimates. Actual costs may differ from estimated costs and affect estimated profitability and timing of revenue recognition. From time to time, facts develop that require Alion to revise estimated total costs or expected revenue. Alion records the cumulative effect of revised estimates in the period in which the facts requiring revised estimates become known. Alion recognizes the full amount of anticipated losses on any type of contract in the period in which a loss becomes known. For each of the periods presented, the cumulative effects of revised estimates were immaterial to the Company’s financial performance.
Contracts with agencies of the federal government are subject to periodic funding by the contracting agency concerned. A contract may be fully funded at its inception or ratably throughout its period of performance as services are provided. If the Company determines contract funding is not probable, it defers revenue recognition until realization is probable. Federal government contract costs are subject to federal government audit and adjustment through negotiations with government representatives. The government considers Alion a major contractor and maintains an office on site to perform various audits. The government has audited the Company’s claimed costs through fiscal year 2004. Indirect rates have been negotiated and settled through fiscal year 2004. Settlement had no material adverse effect on the Company’s results of operations or cash flows. DCAA is currently auditing the Company’s indirect cost proposals for fiscal 2005 and 2006. The Company submitted its fiscal year 2008 and 2007 indirect cost proposals in March 2009 and 2008 and expects to submit its current year proposal in March 2010. The Company has recorded revenue on federal government contracts in amounts it expects to realize.
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
The Company generates software-related revenue from licensing software and providing services. In general, professional services are essential to the functionality of the solution sold and the Company recognizes revenue by applying the percentage of completion method in Accounting Standards Codification (ASC) 605 — Revenue Recognition.
Goodwill and Intangible Assets
Alion assigns the purchase price it pays to acquire the stock or assets of an entity to the net assets acquired based on the estimated fair value of the assets acquired. Goodwill is the purchase price in excess of the estimated fair value of the tangible net assets and separately identified intangible assets acquired. Purchase price allocations for acquisitions involve significant estimates and management judgments may be adjusted during the purchase price allocation period. There are no acquisitions with open measurement periods.
The Company accounts for goodwill and other intangible assets in accordance with the provisions of ASC 350, Intangibles, Goodwill and Other Assets. Alion is required to review goodwill at least annually for impairment or, more frequently if events and circumstances indicate goodwill might be impaired. The Company performs its annual review at the end of each fiscal year. Alion is required to recognize an impairment loss to the extent that its goodwill carrying amount exceeds fair value. Evaluating any impairment to goodwill involves significant management estimates. To date, these annual reviews have resulted in no adjustments.
The Company operates in one segment and tests goodwill at the reporting unit level. Management has identified three reporting units for the purpose of testing goodwill for impairment. The reporting units are based on administrative organizational structure and the availability of discrete financial information. Each reporting unit provides a similar range of scientific, engineering and analytical services to departments and agencies of the U.S. government and commercial customers. The Company employs a reasonable, supportable and consistent method to assign goodwill to reporting units expected to benefit from the synergies arising from acquisitions. Alion determines reporting unit goodwill in a manner similar to the way it determines goodwill in a purchase allocation by using fair value to determine reporting unit “purchase price”, assets, liabilities and goodwill. Reporting unit residual fair value after this allocation is the implied fair value of reporting unit goodwill. The Company’s reporting units remained consistent in structure for all periods presented. From September 2007 to September 2008, goodwill increased by approximately $2.9 million for contingent consideration recognized for prior acquisitions. The Company allocated changes in goodwill carrying value to reporting units based on acquisitions attributable to each unit’s current structure.

The Company performs its own independent analysis to determine whether goodwill is potentially impaired. The Company performs discounted cash flow and market-multiple-based analyses to estimate the enterprise fair value of Alion and its reporting units and the fair value of reporting unit goodwill in order to test goodwill for potential impairment. Management independently determines the rates and assumptions it uses to perform its goodwill impairment analysis. Management compares forecast revenue to contract backlog and proposal backlog to assess the probability of future contracts and revenue and to evaluate the recoverability of goodwill. September 2009 contract backlog was nearly eight times trailing twelve month revenue.
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
In the Company’s most recent impairment testing, market multiples for trailing twelve month EBITDA for comparable companies (publicly traded professional services government contractors) ranged from a low of 9.0 to a high of 12.7, with a median value of 10.4. Market multiples for trailing twelve month revenue ranged from a low of 0.76 to a high of 1.22, with a median value of 0.99. Management used median market multiples and a weighted average cost of capital rate of 12.5% derived from market-based inputs, the tax-effected interest cost of Alion’s outstanding debt and a hypothetical market participant capital structure. Management estimates future years’ EBITDA based on Alion’s historical adjusted EBITDA as a percentage of revenue. Consistent with industry norms, Management estimated future revenue would grow 7%-10% annually. Prior year market multiples for trailing twelve month EBITDA for comparable professional services government contractors ranged from a low of 9.4 to a high of 16.7, with a median value of 12.4. Prior year market multiples for trailing twelve month revenue ranged from a low of 0.72 to a high of 1.75, with a median value of 1.02. The prior year weighted average cost of capital rate was 12.0% derived from market-based inputs, the tax-effected interest cost of Alion’s outstanding debt and a hypothetical market participant capital structure. There were no changes to the methods used to evaluate goodwill in prior periods. Changes in one or more inputs could materially alter the calculation of Alion’s enterprise fair value and thus the Company’s determination of whether its goodwill is potentially impaired. A hypothetical 10% increase or decrease in the weighted average cost of capital rate at September 30, 2009 would have produced a corresponding approximate 5% decrease or increase in estimated enterprise value. At September 30, 2009, market-multiple based enterprise value exceeded discounted cash flow enterprise value by approximately 7%.
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
Alion completed its most recent goodwill impairment analysis in the fourth quarter of fiscal year 2009 and concluded no goodwill impairment existed as of September 30, 2009. As of September 30, 2009, the estimated fair value of each reporting unit substantially exceeded its carrying value. Given the results of the Company’s impairment testing under step one; it is unlikely that a reasonably likely change in assumptions would have triggered an impairment. A hypothetical 10% decrease in fair value would not have resulted in impairment to goodwill for any reporting unit or triggered the need to perform additional step two analyses for any reporting unit.
There were no significant events in the year ended September 30, 2009, that indicated impairment to goodwill as of September 30, 2009. Intangible assets are amortized as economic benefits are consumed over their estimated useful lives. As of September 30, 2009, the Company had goodwill of approximately $398.9 million and a recorded net intangible asset balance of approximately $28.7 million, composed primarily of purchased contracts from the JJMA and Anteon contract acquisitions.

Purchased contracts	1 - 13 years
Internal use software and engineering designs	2 - 3 years
Non-compete agreements	3 - 6 years

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
Alion records changes in the reported value of its outstanding common stock through an offsetting charge or credit to accumulated deficit. The Company decreased its liability for redeemable common stock by approximately $19.3 million for the year ended September 30, 2009. The accumulated deficit at September 30, 2009 included $90.3 million for changes in the Company’s share redemption liability. Outstanding redeemable common stock had an aggregate fair value of approximately $187.1 million as of September 30, 2009.
Recently Issued Accounting Pronouncements
Portions of Accounting Standards Codification (ASC) 805 — Business Combinations are effective for fiscal years beginning after December 15, 2008. The standard is based on a fair value model and requires an acquirer to measure all assets acquired and liabilities assumed at their respective fair values at the date of acquisition. This includes measuring noncontrolling (minority) interests at fair value. ASC 805 establishes principles and requirements for recognizing and measuring goodwill arising from a business combination, and any gain from a bargain purchase. It establishes new disclosure standards and significantly alters the accounting for in-process research and development and restructuring costs. It requires expensing of acquisition-related costs as incurred. Transactions consummated in fiscal years beginning after December 15, 2008, apply the standard prospectively. Business combinations consummated prior to December 15, 2008 apply previous guidance.
ASC 810 — Consolidation provides accounting and reporting standards for noncontrolling (minority) interests in a subsidiary and deconsolidation of a subsidiary. ASC 810 requires noncontrolling interests to be presented separately within equity in the consolidated statement of financial position. Consolidated Net Income attributable to the parent and noncontrolling interests are to be separately presented on the face of the statement of operations. A change in ownership that does not affect control of a subsidiary is to be accounted for as an equity transaction. A change in ownership that affects control results in recognition of a gain or loss and re-measurement at fair value of any remaining noncontrolling interest. Because ASC 810 requires that a noncontrolling interest continue to be attributed its share of losses, a noncontrolling interest could have a negative carrying balance. Portions of ASC 810 are effective for fiscal years beginning after December 15, 2008. In the year of adoption, presentation and disclosure requirements will apply retrospectively to all periods presented. The Company does not expect adopting ASC 810 will materially affect its consolidated financial statements or results of operations.
The Company adopted ASC 820 — Fair Value Disclosures in fiscal year 2009 for all financial assets and liabilities recognized or disclosed at fair value in the financial statements. The Company adopted the provisions of ASC 820 for nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a recurring basis; no such assets or liabilities exist at the balance sheet date. The Company has delayed implementing ASC 820 until fiscal year 2010, for all nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company does not expect adopting ASC 820 for items such as goodwill and long lived assets measured at fair value if impaired, will materially affect its consolidated financial statements or results of operations.

ASC 855 — Subsequent Events establishes requirements for disclosing and accounting for events that occur after an entity’s balance sheet date but before financial statements are issued or available to be issued. Alion adopted ASC 855 in fiscal 2009 with no material effect on its consolidated financial statements. Management evaluated subsequent events through December 24, 2009, the date the Company is issuing its financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
The Company is exposed to interest rate risk principally for debt incurred to finance its acquisitions, its periodic borrowings and related debt amendments, and re-financings. The balance on the $25.0 million senior revolving credit facility bears interest at variable rates currently based on Credit Suisse’s (CS) prime rate plus a maximum spread of 500 basis points. The balance on the Senior Secured Term B Loan bears interest at variable rates currently tied to the Eurodollar rate plus 600 basis points. Such variable rates increase the risk that interest charges will increase materially if market interest rates increase. The approximate impact of a 1% increase in the interest rate, as applied to principal balances drawn under the Senior Secured Term B Credit Facility would be $2.4 million, $2.3 million, $2.3 million, and $1.1 million of additional interest expense for years ending September 30, 2010 through 2013.
The Company does not use derivatives for trading purposes. It invests its excess cash in short-term, investment grade, and interest-bearing securities.
Foreign currency risk
Expenses and revenues from international contracts are generally denominated in U.S. dollars. Alion does not believe operations are subject to material risks from currency fluctuations.
Risk associated with value of Alion common stock
Changes in the fair market value of Alion’s common stock affect the economic basis for the Company’s estimated Subordinated Note warrant liability. The value of the warrant liability would increase by approximately $4.9 million if the price of the Company’s stock were to increase by 10% and would decrease by approximately $4.9 million if the price of the Company’s stock were to decrease by 10%. Such changes would be reflected in interest expense in Alion’s consolidated statements of operations.
Changes in the fair market value of Alion’s stock also affect the Company’s estimated KSOP share repurchase obligations and its stock-based compensation obligations for stock appreciation rights. Several factors affect the timing and amount of these obligations, including: the number of employees who seek to redeem shares of Alion stock following termination of employment, and the number of employees who exercise stock appreciation rights during any particular time period.

Item 8. Financial Statements and Supplementary Data
INDEX TO FINANCIAL STATEMENTS
Consolidated Financial Statements of Alion Science and Technology Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Alion Science and Technology Corporation
McLean, Virginia
We have audited the accompanying consolidated balance sheets of Alion Science and Technology Corporation and subsidiaries (the “Company”) as of September 30, 2009 and 2008, and the related consolidated statements of operations, redeemable common stock and accumulated deficit, and cash flows for each of the three years in the period ended September 30, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alion Science and Technology Corporation and subsidiaries as of September 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material, respects the information set forth therein.
As discussed in Note 11, the accompanying 2008 consolidated financial statements have been restated.

/s/ DELOITTE & TOUCHE LLP
McLean, Virginia
December 24, 2009

ALION SCIENCE AND TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,
	2009	2008
		(As Restated
		See Note 11)
	(In thousands, except share and per
	share information)

Current assets:
Cash and cash equivalents	$11,185	$16,287
Accounts receivable, net	180,157	168,451
Stock subscriptions receivable	—	2,669
Prepaid expenses and other current assets	3,795	3,135

Total current assets	195,137	190,542
Property, plant and equipment, net	14,474	18,601
Intangible assets, net	28,680	41,248
Goodwill	398,921	398,871
Other assets	10,286	6,684

Total assets	$647,498	$655,946

Current liabilities:
Interest payable	$9,039	$6,543
Current portion, senior term loan payable	2,389	232,220
Interest rate swap liability	—	4,629
Current portion of subordinated note payable	3,000	3,000
Current portion, acquisition obligations	50	50
Trade accounts payable	60,707	57,164
Accrued liabilities	45,425	39,227
Accrued payroll and related liabilities	43,033	41,557
Billings in excess of revenue earned	3,661	2,708

Total current liabilities	167,304	387,098
Senior term loan payable, excluding current portion	229,221	—
Senior unsecured notes	245,241	244,355
Subordinated note payable	46,932	42,656
Accrued compensation, excluding current portion	5,740	11,305
Accrued postretirement benefit obligations	717	627
Non-current portion of lease obligations	7,286	6,260
Redeemable common stock warrants	32,717	39,996
Commitments and contingencies	—	—
Redeemable common stock, $0.01 par value, 8,000,000 shares authorized, 5,424,274 and 5,229,756 shares issued and outstanding at September 30, 2009 and September 30, 2008	187,137	200,561
Accumulated other comprehensive loss	(238)	(36)
Accumulated deficit	(274,559)	(276,876)

Total liabilities, redeemable common stock and accumulated deficit	$647,498	$655,946

See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended September 30,
	2009	2008	2007
	(In thousands, except share and per share
	information)

Contract revenue	$802,225	$739,482	$737,587
Direct contract expense	615,700	566,408	562,139

Gross profit	186,525	173,074	175,448

Operating expenses:
Indirect contract expense	35,473	40,050	43,972
Research and development	677	988	2,379
General and administrative	60,867	59,484	60,698
Rental and occupancy expense	32,984	30,880	32,410
Depreciation and amortization	18,959	20,715	21,824

Total operating expenses	148,960	152,117	161,283

Operating income	37,565	20,957	14,165
Other income (expense):
Interest income	91	423	319
Interest expense	(55,154)	(47,382)	(51,226)
Loss on debt extinguishment	—	—	(6,170)
Other	305	655	132

Total other expenses	(54,758)	(46,304)	(56,945)
Loss before income taxes	(17,193)	(25,347)	(42,780)
Income tax benefit	152	13	10

Net loss	$(17,041)	$(25,334)	$(42,770)

Basic and diluted loss per share	$(3.25)	$(5.01)	$(8.35)

Basic and diluted weighted average common shares outstanding	5,246,227	5,057,337	5,121,033

See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK AND ACCUMULATED DEFICIT

	Redeemable Common
	Stock		Comprehensive	Accumulated
	Shares	Amount	Income	Deficit
	(In thousands, except share and per share information)
Balances at October 1, 2006	5,210,126	$213,719	$—	$(221,009)
Issuance of redeemable common stock	493,740	20,265	—	—
Retirement of redeemable common stock	(690,932)	(29,584)	—	—
Reduction in common stock redemption value	—	(3,632)	—	3,632

Net loss for year ended September 30, 2007	—	—	(42,770)	(42,770)

Balances at September 30, 2007	5,012,934	$200,768	$—	$(260,147)

Issuance of redeemable common stock	316,117	$12,449	—	—
Retirement of redeemable common stock	(99,295)	(4,051)	—	—
Reduction in common stock redemption value	—	(8,605)	—	8,605
Postretirement medical plan actuarial cost	—	—	(36)	—
Net loss for year ended September 30, 2008	—	—	(25,334)	(25,334)

Comprehensive loss for year ended September 30, 2008	—	—	$(25,370)

Balances at September 30, 2008	5,229,756	$200,561		$(276,876)

Issuance of redeemable common stock	439,637	$15,109	$—	$
Retirement of redeemable common stock	(245,119)	(9,175)	—
Reduction in common stock redemption value	—	(19,358)	—	19,358
Postretirement medical plan actuarial cost	—	—	(202)	—
Net loss for year ended September 30, 2009	—	—	(17,041)	(17,041)

Comprehensive loss for year ended September 30, 2009	—	—	$(17,243)

Balances at September 30, 2009	5,424,274	$187,137		$(274,559)

See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2009	2008	2007
	(In thousands)
Cash flows from operating activities:
Net loss	$(17,041)	$(25,334)	$(42,770)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,959	20,715	21,824
Bad debt expense (recovery)	1,014	(578)	1,812
Loss (gain) on sale of non-operating assets	19	(750)	—
Accretion of debt to face value	2,359	1,146	969
Amortization of debt issuance costs	2,708	1,766	2,768
Change in fair value of redeemable common stock warrants	(7,279)	(3,895)	(1,624)
Loss on extinguishment of debt	—	—	6,170
Postretirement benefits curtailment gain	—	—	(3,320)
Stock-based compensation	(5,215)	500	8,340
Long term incentive compensation	3,696	—	—
Other	(407)	33	(28)
Loss on interest rate hedging agreements	18	295	413
Changes in assets and liabilities:
Accounts receivable	(12,718)	18,941	(37,583)
Other assets	(4,283)	771	(773)
Trade accounts payable	3,544	11,059	10,229
Accrued liabilities	14,340	6,119	10,734
Interest payable	2,496	(5,568)	11,871
Other liabilities	6,785	4,100	5,960

Net cash provided by (used in) operating activities	8,995	29,320	(5,008)
Cash flows from investing activities:
Cash paid for acquisitions-related obligations	(166)	(7,946)	(14,751)
Capital expenditures	(2,186)	(4,986)	(10,687)
Proceeds from sale of non-operating assets	5	780	—

Net cash used in investing activities	(2,347)	(12,152)	(25,438)
Cash flows from financing activities:
Proceeds from Term B Senior Credit Agreement note payable	—	—	40,000
Proceeds from Senior Unsecured Notes	—	—	250,000
Cash (paid for) received from interest rate swap	(4,647)	4,333	—
Payment of senior term loan principal	(2,433)	(6,474)	(53,513)
Payment of subordinated note principal	(3,000)	—	(170,000)
Payment of debt issuance cost	—	(500)	(10,796)
Revolver borrowings	504,900	450,505	465,245
Revolver payments	(504,900)	(459,755)	(468,295)
Proceeds from interest cap agreement	—	—	360
Loan to ESOP Trust	(5,936)	(3,369)	—
ESOP loan repayment	5,936	3,369	—
Redeemable common stock purchased from ESOP Trust	(9,175)	(4,051)	(29,584)
Redeemable common stock sold to ESOP Trust	7,505	3,377	15,958

Net cash (used in) provided by financing activities	(11,750)	(12,565)	39,375
Net (decrease) increase in cash and cash equivalents	(5,102)	4,603	8,929
Cash and cash equivalents at beginning of period	16,287	11,684	2,755

Cash and cash equivalents at end of period	$11,185	$16,287	$11,684

Supplemental disclosure of cash flow information:
Cash paid for interest	$49,953	$49,909	$33,695
Cash paid (received) for taxes	(152)	28	68
Non-cash financing activities:
Common stock issued to ESOP Trust in satisfaction of employer contribution liability	10,273	9,781	9,920
See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Description and Formation of the Business
Alion Science and Technology Corporation and its subsidiaries (collectively, the Company or Alion) provide scientific, engineering and information technology expertise to research and develop technological solutions for problems relating to national defense, homeland security, and energy and environmental analysis. Alion serves federal government departments and agencies, and to a lesser extent, commercial and international customers.
Alion was formed as a for-profit S corporation in October 2001, to purchase substantially all assets and certain liabilities of IIT Research Institute (IITRI), a not-for-profit corporation controlled by Illinois Institute of Technology (IIT). In December 2002, Alion acquired substantially all of IITRI’s assets and liabilities except for its Life Sciences Operation, for approximately $127.3 million. Prior to that time, the Company’s activities were organizational in nature.
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
Reclassifications
Bad debt expense in the 2008 and 2007 statements of cash flows has been reclassified to conform to the current presentation. Reclassification did not change amounts presented in statement of cash flows for cash flows from operations, investing or financing activities. Other income in the 2008 and 2007 income statements has been reclassified to conform to the current presentation. Reclassification did not change amounts presented for total other expenses or net loss.
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
Alion recognizes revenue on cost-reimbursement contracts as it incurs costs and includes estimated fees earned. The Company recognizes time-and-material contract revenue at negotiated, fixed, contractually billable rates as it delivers labor hours and incurs other direct expenses. Alion uses various performance measures under the percentage of completion method to recognize revenue for fixed-price contracts. Estimating contract costs at completion and recognizing revenue appropriately involve significant management estimates. Actual costs may differ from estimated costs and affect estimated profitability and timing of revenue recognition. From time to time, facts develop that require Alion to revise estimated total costs or expected revenue. Alion records the cumulative effect of revised estimates in the period in which the facts requiring revised estimates become known. Alion recognizes the full amount of anticipated losses on any type of contract in the period in which a loss becomes known. For each of the periods presented, the cumulative effects of revised estimates were immaterial to the Company’s financial performance.
Contracts with agencies of the federal government are subject to periodic funding by the contracting agency concerned. A contract may be fully funded at its inception or ratably throughout its period of performance as services are provided. If the Company determines contract funding is not probable, it defers revenue recognition until realization is probable. Federal government contract costs are subject to federal government audit and adjustment through negotiations with government representatives. The government considers Alion a major contractor and maintains an office on site to perform various audits. The government has audited the Company’s claimed costs through fiscal year 2004. Indirect rates have been negotiated and settled through fiscal year 2004. Settlement had no material adverse effect on the Company’s results of operations or cash flows. DCAA is currently auditing the Company’s indirect cost proposals for fiscal 2005 and 2006. The Company submitted its fiscal year 2008 and 2007 indirect cost proposals in March 2009 and 2008 and expects to submit its current year proposal in March 2010. The Company has recorded revenue on federal government contracts in amounts it expects to realize.
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

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company generates software-related revenue from licensing software and providing services. In general, professional services are essential to the functionality of the solution sold and the Company recognizes revenue by applying the percentage of completion method in accordance with ASC 605, Revenue Recognition.
Goodwill and Intangible Assets
Alion assigns the purchase price it pays to acquire the stock or assets of an entity to the net assets acquired based on the estimated fair value of the assets acquired. Goodwill is the purchase price in excess of the estimated fair value of the tangible net assets and separately identified intangible assets acquired. Purchase price allocations for acquisitions involve significant estimates and management judgments may be adjusted during the purchase price allocation period. There are no acquisitions with open measurement periods.
The Company accounts for goodwill and other intangible assets in accordance with the provisions of ASC 350, Intangibles, Goodwill and Other Assets. Alion is required to review goodwill at least annually for impairment or, more frequently if events and circumstances indicate goodwill might be impaired. The Company performs its annual review at the end of each fiscal year. Alion is required to recognize an impairment loss to the extent that its goodwill carrying amount exceeds fair value. Evaluating any impairment to goodwill involves significant management estimates. To date, these annual reviews have resulted in no adjustments.
The Company operates in one segment and tests goodwill at the reporting unit level. Management has identified three reporting units for the purpose of testing goodwill for impairment. The reporting units are based on administrative organizational structure and the availability of discrete financial information. Each reporting unit provides a similar range of scientific, engineering and analytical services to departments and agencies of the U.S. government and commercial customers. The Company employs a reasonable, supportable and consistent method to assign goodwill to reporting units expected to benefit from the synergies arising from acquisitions. Alion determines reporting unit goodwill in a manner similar to the way it determines goodwill in a purchase allocation by using fair value to determine reporting unit “purchase price”, assets, liabilities and goodwill. Reporting unit residual fair value after this allocation is the implied fair value of reporting unit goodwill. The Company’s reporting units remained consistent in structure for all periods presented. From September 2007 to September 2008, goodwill increased by approximately $2.9 million for contingent consideration recognized for prior acquisitions. The Company allocated changes in goodwill carrying value to reporting units based on acquisitions attributable to each unit’s current structure.
The Company performs its own independent analysis to determine whether goodwill is potentially impaired. The Company performs discounted cash flow and market-multiple-based analyses to estimate the enterprise fair value of Alion and its reporting units and the fair value of reporting unit goodwill in order to test goodwill for potential impairment. Management independently determines the rates and assumptions it uses to perform its goodwill impairment analysis and assesses the probability of future contracts and revenue and to evaluate the recoverability of goodwill.
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
In the Company’s most recent impairment testing, market multiples for trailing twelve month EBITDA for comparable companies (publicly traded professional services government contractors) ranged from a low of 9.0 to a high of 12.7, with a median value of 10.4. Market multiples for trailing twelve month revenue ranged from a low of 0.76 to a high of 1.22, with a median value of 0.99. Management used median market multiples and a weighted average cost of capital rate of 12.5% derived from market-based inputs, the tax-effected interest cost of Alion’s outstanding debt and a hypothetical market participant capital structure. Management estimates future years’ EBITDA based on Alion’s historical adjusted EBITDA as a percentage of revenue. Management estimated future revenue would grow 7%-10% annually. Prior year market multiples for trailing twelve month EBITDA for comparable professional services government contractors ranged from a low of 9.4 to a

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
high of 16.7, with a median value of 12.4. Prior year market multiples for trailing twelve month revenue ranged from a low of 0.72 to a high of 1.75, with a median value of 1.02. The prior year weighted average cost of capital rate was 12.0% derived from market-based inputs, the tax-effected interest cost of Alion’s outstanding debt and a hypothetical market participant capital structure. There were no changes to the methods used to evaluate goodwill in prior periods. Changes in one or more inputs could materially alter the calculation of Alion’s enterprise fair value and thus the Company’s determination of whether its goodwill is potentially impaired. A hypothetical 10% increase or decrease in the weighted average cost of capital rate at September 30, 2009 would have produced a corresponding approximate 5% decrease or increase in estimated enterprise value. At September 30, 2009, market-multiple based enterprise value exceeded discounted cash flow enterprise value by approximately 7%.
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
Alion completed its most recent goodwill impairment analysis in the fourth quarter of fiscal year 2009 and concluded no goodwill impairment existed as of September 30, 2009. The estimated fair value of each reporting unit substantially exceeded its September 2009 carrying value. A hypothetical 10% decrease in fair value would not have resulted in impairment to goodwill for any reporting unit or triggered the need to perform additional step two analyses for any reporting unit.
Alion amortizes intangible assets as economic benefits are consumed over estimated useful lives. As of September 30, 2009, the Company had a recorded net intangible asset balance of approximately $28.7 million, composed primarily of purchased contracts from the JJMA and Anteon contract acquisitions.

Purchased contracts	1 - 13 years
Internal use software and engineering designs	2 - 3 years
Non-compete agreements	3 - 6 years
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

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Alion records changes in the reported value of its outstanding common stock through an offsetting charge or credit to accumulated deficit. The Company decreased its liability for redeemable common stock by approximately $19.3 million for the year ended September 30, 2009. The accumulated deficit at September 30, 2009 included $90.3 million for changes in the Company’s share redemption liability. Outstanding redeemable common stock had an aggregate fair value of approximately $187.1 million as of September 30, 2009.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Postretirement Benefits
Alion accounts for postretirement medical and related benefits in accordance with ASC 715 Compensation — Retirement Benefits. The Company accrues the cost of providing postretirement benefits over employees’ periods of active service and determines costs on an actuarial basis. The Company recognizes a liability for the underfunded status of its defined benefit postretirement plan and recognizes in income, the effects of any change in funded status in the year a change occurs. Alion curtailed its postretirement benefits plan at the end of fiscal year 2007. See Note 5 for further discussion.
Fair Value of Financial Instruments
The Company used the following methods and assumptions to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value. It is impracticable for the Company to estimate the fair value of its subordinated debt because the only market for this financial instrument consists of principal to principal transactions. The Company carries its subordinated debt at amortized cost. For each of the following items, the fair value is not materially different than the carrying value.
Cash, cash equivalents, accounts payable and accounts receivable. Carrying amounts approximate fair value because of the short maturity of those instruments.
Senior long-term debt. The carrying amount of the Company’s senior debt approximates fair value, estimated based on current rates offered to the Company for debt of the same remaining maturities, and reflects amounts Alion is contractually required to pay.
Redeemable common stock warrants. Alion uses an option pricing model to estimate the fair value of its redeemable common stock warrants. In estimating the Company’s aggregate redeemable common stock warrant liability, Management considers factors such as risk free interest rates, share price volatility of comparable publicly traded companies, the valuation report prepared for and the share price selected by the ESOP Trustee.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Redeemable Alion Common Stock. Management estimates the fair value price per share of Alion common stock by considering in part the most recent price at which the Company was able to sell shares to the ESOP Trust as well as information contained in the most recent valuation report that an independent, third-party firm prepares for the ESOP Trustee.
Recently Issued Accounting Pronouncements
Portions of Accounting Standards Codification (ASC) 805 — Business Combinations are effective for fiscal years beginning after December 15, 2008. The standard is based on a fair value model and requires an acquirer to measure all assets acquired and liabilities assumed at their respective fair values at the date of acquisition. This includes measuring noncontrolling (minority) interests at fair value. ASC 805 establishes principles and requirements for recognizing and measuring goodwill arising from a business combination, and any gain from a bargain purchase. It establishes new disclosure standards and significantly alters the accounting for in-process research and development and restructuring costs. It requires expensing of acquisition-related costs as incurred. Transactions consummated in fiscal years beginning after December 15, 2008, apply the standard prospectively. Business combinations consummated prior to December 15, 2008 apply previous guidance.
ASC 810 — Consolidation provides accounting and reporting standards for noncontrolling (minority) interests in a subsidiary and deconsolidation of a subsidiary. ASC 810 requires noncontrolling interests to be presented separately within equity in the consolidated statement of financial position. Consolidated Net Income attributable to the parent and noncontrolling interests are to be separately presented on the face of the statement of operations. A change in ownership that does not affect control of a subsidiary is to be accounted for as an equity transaction. A change in ownership that affects control results in recognition of a gain or loss and re-measurement at fair value of any remaining noncontrolling interest. Because ASC 810 requires that a noncontrolling interest continue to be attributed its share of losses, a noncontrolling interest could have a negative carrying balance. Portions of ASC 810 are effective for fiscal years beginning after December 15, 2008. In the year of adoption, presentation and disclosure requirements will apply retrospectively to all periods presented. The Company does not expect adopting ASC 810 will materially affect its consolidated financial statements or results of operations.
The Company adopted ASC 820 — Fair Value Disclosures in fiscal year 2009 for all financial assets and liabilities recognized or disclosed at fair value in the financial statements. The Company adopted the provisions of ASC 820 for nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a recurring basis; no such assets or liabilities exist at the balance sheet date. The Company has delayed implementing ASC 820 until fiscal year 2010, for all nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company does not expect adopting ASC 820 for items such as goodwill and long lived assets measured at fair value if impaired, will materially affect its consolidated financial statements or results of operations.
ASC 855 — Subsequent Events establishes requirements for disclosing and accounting for events that occur after an entity’s balance sheet date but before financial statements are issued or available to be issued. Alion adopted ASC 855 in fiscal 2009 with no material effect on its consolidated financial statements. Management evaluated subsequent events through December 24, 2009, the date the Company is issuing its financial statements.
(3) Business Combinations
Fiscal Year 2008 Acquisition
In March 2008, the Company purchased several delivery orders from General Dynamics Information Technology for approximately $116 thousand and assigned this amount to acquired intangible assets. This acquisition was neither material nor significant; therefore no pro forma disclosures are presented in these consolidated financial statements.
Fiscal Year 2007 Acquisitions
LogConGroup, Inc. In July 2007, the Company acquired substantially all the assets of LogConGroup, Inc. for $1.7 million plus up to $0.6 million in contingent earn out obligations over a six year period. As of September 30, 2009, the Company has recorded approximately $1.7 million in goodwill relating to this acquisition. The LogConGroup acquisition was neither material nor significant; therefore no pro forma disclosures are presented in these consolidated financial statements.

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
The Company makes 401(k) matching contributions in shares of Alion common stock and discretionary profit-sharing contributions in a combination of Alion common stock and cash. The Company matches the first 3% and one-half of the next 2% of eligible employee salary deferrals by contributing shares of Alion common stock to the ESOP Trust on March 31 and September 30 each year. The Company also makes a profit sharing contribution of Alion common stock to the ESOP Trust on the same dates equal to 1% of eligible employee compensation. Each pay period the Company makes a cash contribution to the non-ESOP component of the KSOP equal to 1.5% of eligible employee compensation. Alion recognized $13.6 million in compensation expense for the KSOP in 2009; $12.3 million in 2008; and $12.3 million in 2007.
(5) Postretirement Benefits
Alion sponsors a medical benefits plan providing certain medical, dental, and vision coverage to eligible former employees. The Company is self-insured with a stop-loss limit under an insurance agreement. Alion provides postretirement medical benefits for employees who met certain age and service requirements. The plan was effectively amended in September 2007 to eliminate benefits for those who retired after December 31, 2007. The plan is closed to new participants. Retired employees became eligible for certain benefits at age 55 if they had 20 years of service, or at age 60 with 10 years of service. The plan provides benefits until age 65 and as of January 2009, requires employees to pay the full expected cost of benefits. Through December 2008, participants paid only one-half of their health care premiums. A small, closed group of employees is eligible for coverage after age 65. These retirees contribute a fixed portion of the health care premium. Estimated retiree contributions were approximately $21 thousand for fiscal year 2009.
Curtailment. The September 2007 plan amendment eliminated future benefits for individuals retiring after December 31, 2007 and required pre-65 retirees to pay the full expected cost of benefits beginning January 2009. The plan amendment did not affect benefits for grandfathered employees with lifetime coverage. The plan amendment qualified as a curtailment requiring recognition in two steps. First, the Company recognized a loss for previously unrecognized prior service costs. Next, the Company recognized a curtailment gain for the excess of the decrease in its Accumulated Postretirement Benefit Obligation over its previously unrecognized actuarial losses. The two components resulted in a net curtailment gain of approximately $3.3 million for the year ended September 30, 2007, included in general and administrative expense.
An employer must recognize an asset or liability for the over- or under-funded status of its defined benefit postretirement plan. The Company recognizes actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations not previously recognized in Accumulated Other Comprehensive Income (Loss), net of tax effects, until it has amortized these amounts as a component of net periodic benefit cost. As of September 30, 2009, Alion had recognized $150 thousand in Accumulated Other Comprehensive Losses. Tables below show the benefit obligation, funded status of the Company’s plan, amounts recognized in the financial statements, and the principal weighted-average assumptions used. The subsequent table sets out amounts recognized as defined benefit plan related changes in Accumulated Other Comprehensive Loss that have not yet been included in net periodic postretirement benefit cost.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2009	2008
Accumulated postretirement benefit obligation as of September 30:
Retirees	$717	$627

Total active plan participants	$717	$627

	2009	2008
Reconciliation of beginning and ending benefit obligation:
Benefit obligation at beginning of year	$627	$1,175
Interest cost	38	52
Actuarial loss	202	36
Benefits paid	(150)	(636)

Benefit obligation at end of year	$717	$627

	2009	2008
Funded status of the plan:
Obligation at September 30	$(717)	$(627)

Accrued postretirement benefits included in the consolidated balance sheet	$(717)	$(627)

	2009	2008
Amounts recognized in the statement of financial position consist of:
Noncurrent liabilities	$717	$627

	$717	$627

	2009	2008
	(In thousands)
Components of net periodic postretirement benefit cost:
Interest cost	$38	$52

Net periodic postretirement benefit cost	$38	$52

	2009	2008
	(In thousands)
Accumulated Other Comprehensive Income	$238	$36

	$238	$36

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
There is no estimated net loss or transition obligation to be recognized into net periodic postretirement benefit cost over the next fiscal year. The following weighted-average assumptions were used to develop the actuarial present value of the projected benefit obligation for the year listed and also the net periodic benefit costs.

	2009	2008
Accumulated post retirement benefit obligation at September 30	5.12%	7.00%
Service and interest cost portions of net periodic postretirement benefit cost	7.00%	6.15%
The following table displays the assumed health care trends used to determine the accumulated postretirement benefit obligation:

	2009	2008
Health care cost trend rate assumed for next year	10.0%	10.0%
Rate to which the cost trend rate is assumed to decline (ultimate trend rates)	6.0%	6.0%
Year the rate reaches the ultimate trend rate	2018	2017
A one-percentage-point change in assumed health care cost trend rates would have the following effect:

	One-Percentage-Point	One-Percentage-Point
	Increase	Decrease
	(In Thousands)
Effect on total service and interest cost	$2	$2
Effect on accumulated postretirement benefit obligation	$65	$57
Estimated future benefit payments-fiscal years ending September 30:

(In thousands)
2010	$60
2011	64
2012	68
2013	70
2014	71
2015-2019	$290
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
(7) Redeemable common stock owned by ESOP Trust
The ESOP Trust owns all of the Company’s common stock, for the benefit of current and former employee participants in the Alion KSOP. Participants and beneficiaries are entitled to distribution of the fair value of their vested ESOP account balance upon death, disability, retirement or termination of employment. The ESOP permits distributions to be paid over a five year period commencing the year after a participant’s retirement at age 65, death or disability. Alion can delay distributions to other terminating participants for five years before commencing payment over a subsequent five year period.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company can choose whether to distribute cash or shares of Alion common stock. If Alion distributes common stock to a participant or beneficiary, the IRC and ERISA require that it provide a put option to permit a recipient to sell the shares to the Company at the estimated fair value price per share based on the most recent price at which the Company was able to sell shares to the ESOP Trust ($34.50 at September 30, 2009 and $34.30 at March 31, 2009). Consistent with its duty of independence from Alion Management and its fiduciary responsibilities, the ESOP Trustee retains an independent third party valuation firm to assist it in determining the fair market value (share price) at which the Trustee may acquire or dispose of investments in Alion common stock. The Audit and Finance Committee of Alion’s Board of Directors reviews the reasonableness of the liability for outstanding redeemable common stock that Management has determined is appropriate for the Company to recognize in its financial statements. The Audit and Finance Committee considers various factors in its review, including in part, the valuation report and the share price selected by the ESOP Trustee. Management considers the share price selected by the ESOP Trustee along with other factors, to assist in estimating Alion’s aggregate liability for outstanding redeemable common stock owned by the ESOP Trust. Certain participants who beneficially acquired shares of Alion common stock on December 20, 2002, have the right to sell such shares distributed from their accounts at the greater of the then current estimated fair value per share or the original $10.00 purchase price.
Although the Company and the ESOP retain the right to delay distributions consistent with the terms of the Alion KSOP and to control the circumstances of future distributions, eventual redemption of shares of Alion common stock is deemed to be outside the Company’s control.
(8) Accounts Receivable
Accounts receivable at September 30 consisted of the following:

	September 30,
	2009	2008
	(In thousands)
Billed receivables	$108,566	$99,794
Unbilled receivables:
Amounts currently billable	22,954	37,883
Revenues recorded in excess of milestone billings on fixed price contracts	3,757	2,651
Revenues recorded in excess of estimated contract value or funding	36,327	18,925
Retainages and other amounts billable upon contract completion	12,972	13,160
Allowance for doubtful accounts	(4,419)	(3,962)

Total Accounts Receivable	$180,157	$168,451

Revenues recorded in excess of milestone billings on fixed price contracts are not yet contractually billable. Amounts currently billable consist principally of amounts to be billed within the next year. Any remaining unbilled balance including retainage is billable upon contract completion or completion of DCAA audits. Revenue recorded in excess of contract value or funding is billable upon receipt of contractual amendments or other modifications. Costs and estimated earnings in excess of billings on uncompleted contracts totaled approximately $76.0 million as of September 30, 2009 and included approximately $36.3 million for customer-requested work for which the Company had not received contracts or contract modifications. In keeping with industry practice, Alion classifies all contract-related accounts receivable as current assets based on contractual operating cycles which frequently exceed one year. Unbilled receivables are expected to be billed and collected within one year except for $13.0 million at September 30, 2009.
(9) Property, Plant and Equipment

	September 30,
	2009	2008
	(In thousands)
Leasehold improvements	$10,214	$9,451
Equipment and software	32,807	31,393

Total cost	43,021	40,844
Less: accumulated depreciation and amortization	(28,547)	(22,243)

Net property, plant and equipment	$14,474	$18,601

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Depreciation and leasehold amortization expense for fixed assets was approximately $6.4 million, $6.2 million and $5.7 million for the years ended September 30, 2009, 2008, and 2007.
(10) Goodwill and Intangible Assets
The Company accounts for goodwill and other intangible assets according to ASC 350 Intangibles — Goodwill and Other which requires that Alion review goodwill at least annually for impairment. The Company performs this review at the end of each fiscal year. As of September 30, 2009, Alion recorded approximately $398.9 million in goodwill. The table below summarizes the changes in goodwill carrying amounts during the years ended September 30, 2009 and 2008.

Total
(In thousands)
Balance as of September 30, 2007	$395,926
Adjustment to initial allocation (includes earn out obligations)	2,945

Balance as of September 30, 2008	$398,871
Adjustment to initial allocation (includes earn out obligations)	50

Balance as of September 30, 2009	$398,921

Intangible assets consist primarily of contracts acquired through the Anteon and JJMA transactions. The table below shows the components of intangible assets as of September 30, 2009 and 2008.

	September 30,			September 30,
	2009			2008
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Purchased contracts	$111,635	$(83,563)	$28,072	$111,635	$(71,410)	$40,225
Internal use software and engineering designs	2,155	(1,568)	587	2,155	(1,178)	977
Non-compete agreements	725	(704)	21	725	(679)	46

Total	$114,515	$(85,835)	$28,680	$114,515	$(73,267)	$41,248

The weighted-average remaining amortization period of intangible assets was approximately six years at September 30, 2009. Amortization expense was approximately $12.6 million, $14.5 million, and $16.1 million for the years ended September 30, 2009, 2008 and 2007. Estimated aggregate amortization expense for the next five fiscal years and thereafter is as follows.

(In thousands)
2010	$10,985
2011	6,843
2012	5,766
2013	3,246
2014	879
Thereafter	961

$28,680

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(11) Long-Term Debt
Term B Senior Credit Agreement
Alion entered into various debt agreements (Senior Credit Agreement, Mezzanine Note, and Subordinated Note) on December 20, 2002 to fund its acquisition of substantially all of IITRI’s assets. In August 2004, Alion entered into a Term B senior secured credit facility (the Term B Senior Credit Agreement) with a syndicate of financial institutions for which Credit Suisse serves as arranger, administrative agent and collateral agent, and for which Bank of America serves as syndication agent. The following amendments were made to the Term B Senior Credit Agreement since August 2004.
•	In April 2005, the first amendment made certain changes and added $72.0 million in senior term loans to the total Term B Senior Credit Agreement debt.

•	In March 2006, the second amendment made certain changes, increased the senior term loan commitment by $68.0 million (drawn in full) and increased the revolving credit commitment from $30.0 million to $50.0 million.

•	In June 2006, the third amendment made certain changes and added $50.0 million in senior term loans to the total Term B Senior Credit Agreement debt.

•	In January 2007, the fourth increment added $15.0 million in senior term loans to the total Term B Senior Credit Agreement debt.

•	In February 2007, the fourth amendment made certain changes, extended the senior term loan maturity date to February 6, 2013, adjusted the principal repayment schedule to require a balloon principal payment at maturity, and added an incurrence test as an additional condition precedent to Alion’s ability to borrow additional funds.

•	In July 2007, the fifth increment added $25.0 million in senior term loans to the Term B Senior Credit Agreement.

•	On September 30, 2008, the fifth amendment made certain changes.
•	It increased the interest rate by 350 basis points to a minimum Eurodollar interest rate of 3.50% plus 600 basis points, and a minimum alternate base rate of 4.50% plus 500 basis points.

•	If the Company refinances, replaces or extends the maturity of its existing revolving line of credit with an interest rate spread which is more than 50 basis points higher than the then-current interest rate spread applicable to the Company’s senior term loan, Alion’s interest rate spread would increase by the difference between the higher revolving credit facility interest rate spread and 50 basis points.

•	Alion is required to use all (formerly half) of excess annual cash flow to prepay outstanding senior term loans.

•	It amended financial covenants to provide Alion flexibility through September 30, 2009.

•	It restricts the Company’s ability to pay the CEO or COO for previously awarded shares of phantom stock.

•	It permits Alion to incur additional second lien debt, subject to certain conditions.
•	In July 2009, the sixth amendment extended the revolving credit facility maturity date to September 25, 2009 (which by later amendment was extended to September 30, 2010) and reduced the aggregate amount of the revolving credit commitments from $50 million to $40 million (which by later amendment was reduced to $25 million).

•	In September 2009, the seventh amendment extended the revolving credit facility maturity date to October 9, 2009.

•	In October 2009, the ninth amendment extended the revolving credit maturity date to September 30, 2010, added a liquidity condition requiring Alion to pay in kind an additional 100 basis points in interest if Alion does not secure an additional $35 million in revolving credit commitments by February 1, 2010, added a leverage reduction condition requiring Alion to pay in kind an additional 100 basis points in interest if Alion’s Senior Secured Leverage Ratio is more than 2.75 to 1.00 as of June 30, 2010 and the additional interest increases by 50 basis points each quarter thereafter if the leverage ratio is not met, afforded the senior lenders the opportunity to appoint a designee to Alion’s board of directors if Alion’s Senior Secured Leverage Ratio is more than 2.75 to 1.00 as of June 30, 2010, added a $25 million uncommitted incremental revolving credit facility, removed a requirement that Alion maintain its S-corporation status, limited Alion’s ability to make capital expenditures from June 30, 2009 to September 30, 2010 to $8 million and made other modifications to Alion’s negative covenants.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2009, the Term B Senior Credit Agreement consisted of:
•	a senior term loan in the approximate amount of $236.6 million;

•	a $25.0 million senior revolving credit facility only $182 thousand of which was allocated to letters of credit and deemed borrowed, but none of which was actually drawn as of September 30, 2009; and

•	a $110.0 million uncommitted incremental term loan “accordion” facility for which loans may be permitted subject to satisfying the leverage based incurrence test.
The Term B Senior Credit Agreement requires the Company to repay one percent of the principal balance of the senior term loan during each of the next four fiscal years (December 2009 through December 2012) in equal quarterly installments and to repay the remaining outstanding balance in February 2013. Through December 31, 2012, the Company is currently obligated to make quarterly principal installments of approximately $0.6 million. On February 6, 2013, the senior term loan maturity date, the Company is obligated to pay approximately $229.3 million.
Under the senior revolving credit facility, the Company may request up to $20.0 million in letters of credit and may borrow up to $5.0 million in swing line loans for short-term borrowing needs. The Company must pay all principal obligations under the senior revolving credit facility in full no later than September 30, 2010.
The Company may prepay all or any portion of its Senior Term Loan in minimum increments of $1.0 million, generally without penalty or premium, except for customary breakage costs associated with pre-payment of Eurodollar-based loans. If the Company issues certain permitted debt, or sells, transfers or disposes of certain assets, it must use all net proceeds to repay any Term B loan amounts outstanding. If the Company has excess cash flow (as defined in the Term B Senior Credit Agreement) for any fiscal year, it must use all net proceeds or excess cash flow to repay Senior Term Loan principal. The Company repaid approximately $4.0 million in additional principal in September 2008.
If the Company enters into an additional term loan, or incremental term loan, and certain terms in that loan are more favorable to the new lenders than existing Senior Credit Facility terms, the applicable interest rate spread on the senior term loans could increase. As a result, additional term loans could increase the Company’s interest expense under its existing term loans. The Company’s significant subsidiaries (HFA, CATI, METI, JJMA, BMH, WCI, WCGS and MA&D) have guaranteed the Company’s obligations under the Company’s Term B Senior Credit Agreement.
Use of Proceeds. In March 2006, the Company borrowed $32.0 million, used approximately $16.5 million to pay part of the WCI acquisition price, and paid approximately $13.6 million to redeem mezzanine warrants held by IIT and the Company’s Chief Executive Officer. In May 2006, the Company borrowed $15.0 million to pay for part of the MA&D acquisition. On June 30, 2006, the Company borrowed $71.0 million to pay part of the Anteon Contracts acquisition price. In January 2008, the Company borrowed $15.0 million and in July 2008, another $25.0 million of incremental term loans to pay down part of the senior revolving credit facility balance.
The Term B Senior Credit Agreement permits the Company to use its senior revolving credit facility for working capital, general corporate purposes, and permitted acquisitions; and to use proceeds from the uncommitted incremental term loan facility for permitted acquisitions and any other purpose permitted by any future incremental term loan.
Security. The Term B Senior Credit Agreement is secured by a security interest in all the current and future tangible and intangible property of Alion and many of its subsidiaries.
Interest and Fees. Under the Term B Senior Credit Agreement, the senior term loan and the revolving credit facility can each bear interest at either of two floating rates.
Senior Term Loan. The Company is entitled to elect to pay interest on the senior term loan at an annual rate equal to either: 1) the sum of: (a) the greater of 450 basis points or the applicable alternate base interest rate charged by Credit Suisse; plus (b) a 500 basis point spread or 2) the sum of: (a) the greater of 350 basis points or the Eurodollar rate; plus a 600 basis point spread.
Senior Revolving Credit Facility. The Company is also entitled to elect that the senior revolving credit facility bear interest at an annual rate dependent on whether the Company made a Eurodollar or an alternate base borrowing at the same rates as for senior term loans. As of September 30, 2009, the minimum interest rate on Alion’s term loan and revolving credit facility is 9.50% and no longer depends on the Company’s leverage ratio.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On April 1, 2005, the Company chose to have the senior term loan bear interest at the Eurodollar rate and the senior revolving credit facility bear interest at the ABR rate based on Credit Suisse’s prime rate. Through September 30, 2008, the Eurodollar rate on the senior term loan was 5.49 percent (2.99 percent plus 2.50 percent Eurodollar spread) and the ABR rate was 6.75 percent (5.00 percent plus 1.75 percent spread). Since September 30, 2009, the Eurodollar and alternate base rates have been 9.5%, including applicable spreads.
Interest Rate Cap Agreements. Alion had three interest rate cap agreements that expired in September 2007 which limited the floating component of the Company’s interest rate but did not affect leverage ratio-based spreads. The effective interest rate for each cap agreement’s notional principal was the sum of the capped floating rate plus the applicable spread determined by the Term B Senior Credit Agreement.
Other Fees and Expenses. Each quarter, Alion is required to pay a commitment fee of 50 basis points per year on the prior quarter’s daily, unused revolving credit facility and senior term loan commitment. As of September 30, 2009, only the $182 thousand allocated to letters of credit was outstanding on the revolving credit facility; the senior term loan was fully utilized. For the year ended September 30, 2009, the Company paid no commitment fee for the senior term loan and approximately $173 thousand for the revolving credit facility.
Alion is required to pay issuance and administrative fee plus a fronting fee not to exceed 25 basis points for each letter of credit issued under the revolving credit facility. Each quarter Alion is required to pay interest in arrears at the revolving credit facility rate for all outstanding letter of credit. The Term B Senior Credit Agreement also requires the Company to pay an annual agent’s fee.
Financial Covenants and Waiver Agreement. The Term B Senior Credit Agreement requires the Company satisfy two financial covenants, a senior secured leverage test and an interest coverage test which compare Alion’s senior secured debt and its interest expense to its Consolidated EBITDA, and maintain certain minimum thresholds which vary from period to period. Alion recently discovered that historically it has not calculated Consolidated EBITDA in accordance with the definition of Consolidated EBITDA in the Term B Senior Credit Agreement. The Term B Senior Credit Agreement requires Alion to deduct from Consolidated EBITDA cash payments made in a current accounting period on account of reserves, restructuring charges and other non-cash charges that Alion added to its Consolidated EBITDA in a prior accounting period as permitted by the definition. Alion discovered that in calculating Consolidated EBITDA it has not historically reduced its Consolidated EBITDA by cash payments made on account of non-cash charges added back in prior periods related to, among other things, Alion’s SAR and phantom stock plans.
As a result of miscalculating Consolidated EBITDA, the Company failed to comply with its senior secured leverage ratio test (or predecessor test) beginning with its fiscal quarter ending June 30, 2006 and continued to fail to comply through the quarter ending June 30, 2009 except the Company complied for the quarters ending March 31, 2007, June 30, 2007 and September 30, 2007. The Company also failed to comply with its interest coverage ratio test beginning with its quarter ending December 31, 2007 and continued to fail to comply through the quarter ending September 30, 2009.
The failure to satisfy the senior secured leverage ratio (or predecessor test) and the interest coverage ratio for the periods indicated resulted in Alion consequentially breaching a number of affirmative and negative covenants in the Credit Facility. The affirmative covenants consequentially breached related to Alion’s obligation to deliver to the Administrative Agent (a) compliance certificates and supporting materials and (b) financial statements. The negative covenants consequentially breached related to Alion’s obligation to refrain while in default from (a) making certain restricted payments related to Alion’s stock appreciation rights and phantom stock plans, (b) making certain restricted payments to departing employees under Alion’s ESOP, (c) paying certain non-employee directors fees, (d) pre-paying principal on Alion’s junior subordinated notes ahead of regularly scheduled times, and (e) paying certain earn-out obligations in connection with consummated acquisitions. Further, each time Alion drew under its Revolver or borrowed a Term Loan, Alion was deemed to make certain representations and warranties to the lenders under the Term B Senior Credit Agreement, and, as a result of Alion breaching the various financial, affirmative and negative covenants described above, certain of Alion’s representations and warranties were incorrect.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On December 14, 2009, the Company entered into a waiver with the required lenders under the Term B Senior Credit Agreement. Under the Waiver, the requisite lenders under the Term B Senior Credit Agreement waived all of Alion’s financial, affirmative and negative covenant defaults described above, and its breach of certain representations and warranties, existing on December 14, 2009 and any defaults which will occur solely as a result of the proper application of required cash deductions in the calculation of Consolidated EBITDA for the fiscal year and quarter ended September 30, 2009.
Pursuant to the Waiver, Alion paid each lender granting the waiver a waiver fee in the amount of 0.25% of the aggregate principal amount of the term loans and revolving credit commitments of such lender outstanding on December 14, 2009. Alion has also promised to pay on March 1, 2010 each lender granting the waiver a future fee equal to 1.0% of the aggregate principal amount of the term loans and revolving credit commitments of such lender outstanding on March 1, 2010 unless such lender shall have assigned all or a portion of such lender’s holdings, in which case such lender’s assignee (unless otherwise agreed) shall be entitled to the future and supplemental 1.0% fee payable by Alion. Alion paid an additional arrangement fee to the Administrative Agent in connection with securing the Waiver.
The Waiver does not change any of the terms or definitions of the Term B Senior Credit Agreement. Going forward, the Company will be required to deduct cash payments relating to the settlement of deferred compensation plans and certain retirement obligations in the calculation of Consolidated EBITDA.
As of September 30, 2009, after taking into account the provisions of the Waiver, we were in compliance with the financial covenants set forth in our Term B Senior Credit Agreement. The Company expects to be able to meet its existing financial and other debt covenants for at least the next 12 months.
Restatement
Subsequent to the issuance of its 2008 financial statements, the Company discovered it had incorrectly computed certain adjustments to Consolidated EBITDA used in the calculation of its financial covenants (as defined in the Term B Senior Credit Agreement). After correcting the errors in its calculations, the Company was in violation of certain financial covenants that gave its lenders the right to immediately call its entire outstanding Term B Loan balance. The Company did not obtain a waiver of its covenant violations until after its 2008 financial statements were issued; therefore the Company should have presented the entire amount payable under the Term B Senior Credit Agreement as a current liability. The Company has restated its 2008 balance sheet for the effects of its failure to comply with certain affirmative and negative financial covenants under its Term B Senior Credit Agreement.
In its 2008 balance sheet, the Company has reclassified the total $229.8 million Term B loan balance from non-current to current liabilities. For fiscal 2009, the Company has correctly classified $229.2 million of its Term B loan balance as non-current. The fiscal 2009 presentation is correct because prior to issuing its financial statements, the Company timely obtained a waiver from its lenders of all breaches of affirmative and negative financial covenants through September 30, 2009.
Senior Unsecured Notes
On February 8, 2008, the Company issued and sold $250.0 million of private 10.25% senior unsecured notes due February 1, 2015 (Senior Unsecured Notes) to Credit Suisse, which informed Alion that it resold most of the notes to qualified institutional buyers. On June 20, 2008, Alion exchanged the private Senior Unsecured Notes for publicly tradable Senior Unsecured Notes with the same terms.
Use of Proceeds. The proceeds of the Senior Unsecured Notes were used to pay off all outstanding amounts under the Bridge Loan Agreement and approximately $72.0 million of the amounts outstanding under the Term B Senior Credit Agreement.
Security. The Senior Unsecured Notes are currently guaranteed by HFA, CATI, METI, JJMA, BMH, WCI and MA&D and will be guaranteed by certain of the Company’s future subsidiaries.
Ranking. The Senior Unsecured Notes are senior unsecured obligations of the Company and rank the same in right of payment with all existing and future senior indebtedness of the Company including future indebtedness under the Term B Senior Credit Agreement. However, all of the Company’s secured debt and other obligations in effect from time to time, including the amounts outstanding under the Term B Senior Credit Agreement, are effectively senior to the Senior Unsecured Notes to the extent of the value of the assets securing such debt or other obligations. The Senior Unsecured Notes rank senior in right of payment to all existing and future subordinated indebtedness, including the subordinated notes.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Interest and Fees. The Senior Unsecured Notes bear interest at 10.25% per year, payable semi-annually in arrears on February 1 and August 1, starting on August 1, 2008. The Company pays interest to holders of record as of the immediately preceding January 15 and July 15. The Company must pay interest on overdue principal at 11.25% per annum and, to the extent lawful, will pay interest on overdue semi-annual interest installments at 11.25% per annum.
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
Exchange Offer; Registration Rights. The Company filed a registration statement with the SEC offering to exchange the Senior Unsecured Notes for publicly registered notes. The registration statement was declared effective May 10, 2008; the exchange offer closed June 20, 2008; all outstanding notes were exchanged for publicly registered notes.
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
Interest Payable
Interest Payable consisted of the following balances:

	September 30,
	2009	2008
	(In thousands)
Senior Unsecured Notes	$4,271	$4,271
Term B Senior Credit Agreement Note Payable	3,975	2,272
Subordinated Note Payable	793	—

Total	$9,039	$6,543

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Up to and including December 2008, interest on the Subordinated Note was payable quarterly in arrears by issuing paid-in-kind (PIK) notes maturing at the same time as the Subordinated Note. The interest rate was 6.0% from December 2002 through December 2006; approximately 6.4% from December 2006 to December 2007; and approximately 6.7% from December 2007 to December 2008. After December 2008, interest is still payable quarterly in arrears, 6% to be paid in cash and 10% to be paid in PIK notes due August 2013. Existing and future PIK notes defer related cash interest expense on the Subordinated Note. Over the term of the Subordinated Note, Alion will be required to issue approximately $41.4 million in PIK notes. In addition to the principal payments required each November from 2008 through 2011, Alion is required to pay a total of $70.3 million in principal and PIK notes in August 2013.
On December 21, 2009, the Company and IIT modified the terms of the Subordinated Note to defer payment of interest due in January 2010 to April 2010. Subject to certain future events and conditions, IIT agreed to sell its warrants and Subordinated Note to Alion for $25 million. The Company expects to be able to either retire the Subordinated Note prior to April 2010 or amend it to defer cash interest payments until after the Term B Senior Credit Agreement expires.
As of September 30, 2009, the remaining fiscal year principal repayments (at face amount before debt discount) for outstanding indebtedness are as follows:

	2010	2011	2012	2013	2014	2015		Total
	(In thousands)
Senior Secured Term B Loan(1)	$2,433	$2,433	$2,433	$229,297	$—	$		$236,596
Senior Unsecured Notes(2)	—	—	—	—	—		250,000	250,000
Subordinated Seller Note(3)	3,000	3,000	2,000	70,312	—			78,312

Total Principal Payments	$5,433	$5,433	$4,433	$299,609	$—		$250,000	$564,908

1.	The table does not include any Term B Senior Credit Agreement principal pre-payments. The timing and amount of such payments is uncertain. The total on the face of the balance sheet for the Term B Senior Term Loan includes approximately $236.6 million in principal and $5.0 million in unamortized debt issue costs as of September 30, 2009. Debt issue costs for the original loan and subsequent modifications totaled $12.5 million through September 2009. The Company estimates it will need to refinance the Term B Senior Credit Agreement before it matures.

2.	The Senior Unsecured Notes on the face of the balance sheet include $250 million in principal and $4.8 million in unamortized debt issue costs as of September 30, 2009 (originally $7.1 million).

3.	The Subordinated Note on the face of the balance sheet includes approximately $10.2 million of unamortized original issue discount for the fair value of the detachable warrants Alion issued in December 2002 and the warrants Alion issued for the September 2008 amendment. The first set of Subordinated Note warrants had an initial fair value of approximately $7.1 million The amendment to the first set of warrants had an initial fair value of $1.3 million and the additional warrants had an initial fair value of approximately $9.0 million. The Company recognized original issue discount for the fair value of the warrants. The amounts presented do not reflect the anticipated effect of the Company’s agreement with IIT to retire the Subordinated Note and related Warrants for $25 million prior to April 2010.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(12) Fair Value Measurement
The Company adopted ASC 805 — Fair Value Disclosures in fiscal year 2009 for all financial assets and liabilities recognized or disclosed at fair value in the financial statements. The Company adopted the provisions of ASC 805 for nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a recurring basis; no such assets or liabilities exist at the balance sheet date. The Company has delayed implementing ASC 805 until fiscal year 2010, for all nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company does not expect adopting ASC 805 for items such as goodwill and long lived assets measured at fair value if impaired, will materially affect its consolidated financial statements or results of operations.
ASC 805 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. It establishes a fair value hierarchy and a framework which requires categorizing assets and liabilities into one of three levels based on the assumptions (inputs) used in valuing the asset or liability. Level 1 provides the most reliable measure of fair value, while Level 3 generally requires significant management judgment. Level 1inputs are unadjusted, quoted market prices in active markets for identical assets or liabilities. Level 2 inputs are observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets. Level 3 inputs include unobservable inputs that are supported by little, infrequent, or no market activity and reflect management’s own assumptions about inputs used in pricing the asset or liability. The Company uses the following valuation techniques to measure fair value.
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
Level 3 consists of unobservable inputs. The Company’s warrants are classified as a Level 3 liability. Assets and liabilities are considered Level 3 when their fair value inputs are unobservable or not available, including situations involving limited market activity, where determination of fair value requires significant judgment or estimation. At September 30, 2009, the Company measured outstanding warrants at fair value based on the underlying estimated fair value of a share of Alion common stock as of September 30, 2009, the valuation most recently performed for the ESOP Trustee and approved by the Board of Directors ($34.50 per share), a risk-free U.S. Treasury interest rate for a comparable investment period (1.85%) and 36% equity volatility factor based on the historical volatility of the common stock of publicly-traded companies considered to be comparable to Alion. Valuations techniques utilized in the fair value measurement of assets and liabilities presented on the Company’s balance sheet were unchanged from previous practice during the reporting period.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents information about the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis as of September 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Level 1	Level 2	Level 3
Liabilities:
Redeemable common stock warrants	$—	$—	$(32,717)

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below provides a summary of the changes in fair value of all financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended September 30, 2009 and 2008.

	Fiscal Year Ended
	September 30, 2009	September 30, 2008
	Redeemable Common Stock Warrants
Balance, beginning of period	$(39,996)	$(33,610)
Total realized and unrealized gains and (losses)
Included in interest expense	(7,279)	(3,895)
Issuances and settlements	—	10,281

Balance, end of period	$(32,717)	$(39,996)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company’s cost-method investment in VectorCommand is tested annually for impairment and is not adjusted to market value at the end of each reporting period. Fair value would only be determined on a nonrecurring basis if this investment were deemed to be other-than-temporarily impaired. The Company has not recorded any other-than-temporary impairments to its VectorCommand investment during the reporting period.
(13) Interest Rate Swap
In January 2008, Alion executed an interest rate swap with one of its lenders’ affiliates to convert floating rate interest payable on a portion of its Term B senior term loan to a fixed rate, and to effectively shift timing of some Term B senior term loan net interest payments. The swap agreement had a notional amount of $240 million and expired in November 2008. The Company made its final semi-annual interest payment November 1, 2008. Under the swap Alion received quarterly floating rate interest payments on February 1, May 1, August 1 and November 1, 2008, at the London Interbank Offering Rate plus 250 basis points. The floating rate was 7.32% for the six months ended May 1, 2008 and 5.49% for the six months ended November 1, 2008. Alion paid interest at 6.52%. All swap payments were net cash settled. Alion was exposed to credit risk for net settlements under the swap agreement, but not for the notional amount.
(14) Redeemable Common Stock Warrants
Alion uses an option pricing model to estimate the fair value of its redeemable common stock warrants. Management considers the share price selected by the ESOP Trustee along with other factors, to assist in estimating the Company’s aggregate liability for outstanding redeemable common stock warrants. The Audit and Finance Committee of Alion’s Board of Directors reviews the reasonableness of the redeemable common stock warrant liability Management has determined is appropriate for the Company to recognize. The Audit and Finance Committee considers various factors in its review, including risk free interest rates, volatility of the common stock of comparable publicly traded companies, and in part, the valuation report prepared for and the share price selected by the ESOP Trustee.
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
In August 2008, Alion issued an additional 550,000 redeemable common stock warrants at an exercise price of $36.95 per share. The Company issued the second set of warrants to IIT in connection with the Subordinated Note amendment. Both sets of warrants are exercisable at the current fair value per share of Alion common stock, less the exercise price. The Company recognized approximately $10.3 million in debt issue costs for the fair value of the August 2008 warrants and the amendment to the December 2002 warrants.
In accordance with ASC 815 — Derivatives, Alion has classified the warrants as debt instruments indexed to and potentially settled in the Company’s own stock and not as equity. The Company recognizes interest expense for changes in the fair value of the warrants which had an aggregate estimated fair value of $32.7 million as of September 30, 2009.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(15) Leases
Future minimum lease payments under non-cancelable operating leases for buildings, equipment and automobiles at September 30, 2009 are set out below. Under these operating leases, Alion subleased some excess capacity to subtenants under non-cancelable operating leases. In connection with certain acquisitions, Alion assumed operating leases at above-market rates; recorded loss accruals of approximately $4.9 million based on the estimated fair value of the lease liabilities assumed; and is amortizing these amounts over the lease terms. The remaining unamortized accrued loss related to these acquisitions was $392 thousand at September 30, 2009. Alion also acquired a related sub-lease with above-market rates. Based on the estimated fair value of the sublease, Alion recognized an asset of $586 thousand which it fully amortized over the lease term.

Lease Payments for Fiscal Years Ending	(In thousands)
2010	$27,350
2011	25,700
2012	21,731
2013	20,403
2014	13,979
And thereafter	38,947

Gross lease payments	$148,110
Less: non-cancelable subtenant receipts	(2,982)

Net lease payments	$145,128

Composition of Total Rent Expense

	September 30,
	2009	2008	2007
	(In thousands)
Minimum rentals	$25,742	$24,794	$25,574
Less: Sublease rental income	(2,655)	(3,559)	(2,687)

Total rent expense, net	$23,087	$21,235	$22,887

(16) Stock Appreciation Rights
2002 SAR Plan
In November 2002, the Board of Directors adopted the Alion Science and Technology Corporation 2002 Stock Appreciation Rights (SAR) Plan (the 2002 SAR Plan). A grantee had the right to be paid for vested SARs based on the difference in value of a share of Alion common stock as of the grant date and the most recent ESOP Trust stock valuation prior to the exercise date. Employee grants vested ratably over five years; director grants vested ratably over each director’s then-current term of office. The Company awarded 238,600 SARs under the 2002 SAR Plan. No grants remain in effect.
2004 SAR Plan
In January 2005, the Board of Directors adopted the Alion Science and Technology Corporation 2004 Stock Appreciation Rights Plan (the 2004 SAR Plan), to comply with the deferred compensation provisions of the American Jobs Creation Act of 2004. The 2004 SAR Plan has a 10-year term and permits grants to Alion directors, officers, employees and consultants. Under the 2004 SAR Plan, the chief executive officer has the authority to award SARs as he deems appropriate. However, awards to executive officers are subject to approval of the 2004 SAR Plan administrative committee. Outstanding SAR awards cannot exceed the equivalent of 12% of the Company’s outstanding shares of common stock on a fully diluted basis. Awards to employees vest ratably over four years and awards to directors vest ratably over each director’s term of service. The 2004 SAR Plan contains a provision for accelerated vesting in the event of death, disability or a change in control of the Company.
A grantee has the right to be paid for vested SARs based on the difference in value of a share of Alion common stock as of the grant date and the exercise date, per the most recent stock valuation for the ESOP Trust. Under the 2004 SAR plan, payment for awards granted before November 9, 2005 and outstanding when a change in control of the Company occurs, is based on the number of SARs times the higher of the change in control share price or the immediate prior valuation share price. In November 2005, the Board of Directors amended the 2004 SAR Plan to permit employees to make a one-time election to be paid for SARs as they vest each year or when fully vested and to eliminate the timely exercise requirement for an employee to be paid. As of September 30, 2009, the Company has awarded 1,240,110 SARs under the 2004 SAR Plan, of which 876,999 SARs remain outstanding. For the year ended September 30, 2009 the Company recognized a credit to compensation expense of $0.6 million. Compensation expense for the SAR plans was approximately $0.6 million and $1.2 million for the years ended September 30, 2008 and 2007.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below sets out the disclosures required by ASC 718 — Stock Compensation and the assumptions used to value a share of Alion common stock and the Company’s SAR grants as of September 30, 2009. The Company uses intrinsic value to recognize compensation expense for grants issued prior to October 1, 2006. For all subsequent grants, Alion uses a Black-Scholes-Merton option pricing model to recognize compensation expense. Alion uses the fair market value of a share of its common stock to recognize expense for all grants. There is no established public trading market for Alion’s common stock. The ESOP Trust is the only holder of our common stock. Alion does not expect to pay any dividends on its common stock and intends to retain future earnings, if any, for use in the operation of its business.
Stock-based Compensation Disclosure per ASC 718
Stock Appreciation Rights
As of September 30, 2009

	Shares
	Granted to	Exercise	Outstanding at
Date of Grant	Employees	Price	9/30/2008
November 2003	129,550	$14.71	68,335
February 2004	2,000	$14.71	2,000
February 2005	165,000	$19.94	89,162
March 2005	2,000	$19.94	2,000
April 2005	33,000	$29.81	20,250
June 2005	2,000	$29.81	2,000
December 2005	276,675	$35.89	203,774
February 2006	13,000	$35.89	7,750
February 2006	7,500	$35.89	3,750
May 2006	7,000	$37.06	6,000
July 2006	15,000	$37.06	10,500
October 2006	2,500	$41.02	2,500
December 2006	238,350	$41.02	201,083
February 2007	33,450	$41.02	24,700
May 2007	2,000	$43.37	2,000
September 2007	2,000	$43.37	2,000
December 2007	232,385	$40.05	210,310
April 2008	2,000	$41.00	2,000
September 2008	2,000	$41.00	2,000
December 2008	203,250	$38.35	—
April 2009	1,000	$34.30	—

Total	1,371,660		862,114

Weighted Average Exercise Price	$$33.91

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock-based Compensation Disclosure per ASC 718
Stock Appreciation Rights
As of September 30, 2009

	Outstanding				Vested at	Exercisable
Date of Grant	at 9/30/09	Forfeited	Exercised	Expired	9/30/09	at 9/30/09
November 2003	—	565	67,770	—	—	—
February 2004	—	—	2,000	—	—	—
February 2005	71,150	2,412	15,600	—	71,150	—
March 2005	2,000	—	—	—	2,000	—
April 2005	18,000	—	2,250	—	18,000	—
June 2005	2,000	—	—	—	2,000	—
December 2005	175,284	9,607	18,883	—	131,505	—
February 2006	7,750	—	—	—	5,813	—
February 2006	2,500	625	625	—	1,875	—
May 2006	6,000	—	—	—	4,500	—
July 2006	10,000	—	500	—	7,500	—
October 2006	2,500	—	—	—	1,250	—
December 2006	171,500	17,648	11,935	—	85,750	—
February 2007	21,700	1,500	1,500	—	10,850	—
May 2007	2,000	—	—	—	1,000	—
September 2007	2,000	—	—	—	1,000	—
December 2007	187,740	18,659	3,911	—	46,935	—
April 2008	2,000	—	—	—	500	—
September 2008	2,000	—	—	—	500	—
December 2008	189,875	13,375	—	—	—	—
April 2009	1,000				—

Total	876,999	64,391	124,974	—	392,128	—

Weighted Average Exercise Price	$37.07	$38.35	$22.65	$—	$34.47	$—

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock-based Compensation Disclosures per ASC 718
Stock Appreciation Rights
As of September 30, 2009

	Risk Free Interest		Expected	Remaining Life
Date of Grant	Rate	Volatility	Life	(months)
November 2003	4.06% - 4.49%	60%	5 yrs	—
February 2004	4.06% - 4.49%	60%	5 yrs	—
February 2005	3.10% - 3.60%	45%	4 yrs	—
March 2005	3.10% - 3.60%	45%	4 yrs	—
April 2005	4.10% - 4.20%	45%	4 yrs	—
June 2005	4.10% - 4.20%	45%	4 yrs	—
December 2005	4.20% - 4.20%	40%	4 yrs	2.7
February 2006	4.20% - 4.20%	40%	4 yrs	4.4
February 2006	4.20% - 4.20%	40%	4 yrs	4.8
May 2006	4.82% - 4.83%	35%	4 yrs	7.6
July 2006	4.82% - 4.83%	35%	4 yrs	9.0
October 2006	4.82% - 4.83%	35%	4 yrs	12.8
December 2006	4.54% - 4.58%	35%	4 yrs	14.7
February 2007	4.54% - 4.58%	35%	4 yrs	16.8
May 2007	4.54% - 4.58%	35%	4 yrs	19.6
September 2007	4.54% - 4.54%	35%	4 yrs	23.1
December 2007	4.23% - 4.23%	35%	4 yrs	26.8
April 2008	4.23% - 4.23%	35%	4 yrs	30.9
September 2008	4.23% - 4.23%	35%	4 yrs	35.5
December 2008	4.23% - 4.23%	35%	4 yrs	38.8
April 2009	4.23% - 4.23%	35%	4 yrs	42.4
Weighted Average Remaining Life (months)				18.5

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(17) Phantom Stock Plans
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
Vesting. The Initial Phantom Stock Plan contains provisions for acceleration of vesting and payouts in connection with an employee’s death, disability, involuntary termination of employment without cause or a change in control of the Company. As of September 30, 2009, the Company had granted 223,685 shares of phantom stock under the Initial Phantom Stock Plan. No grants remain outstanding under the Initial Phantom Stock Plan.
Second Phantom Stock Plan
In November 2004, the Company’s Compensation Committee approved, and the full board adopted, the Alion Science and Technology Corporation Performance Shares and Retention Phantom Stock Plan (the Second Phantom Stock Plan) to comply with the requirements of the American Jobs Creation Act. The Second Phantom Stock Plan permits awards of retention and performance share phantom stock. A retention award is for a fixed number of shares set on the grant date. A performance award is for an initial number of shares subject to change at the vesting date. Performance phantom shares are subject to forfeiture for failure to achieve a specified threshold value for a share of the Company’s common stock as of the vesting date. If the value of a share of the Company’s common stock equals the threshold value but does not exceed the target value, the number of performance shares in a given grant can decrease by up to 50%. If the value of a share of the Company’s common stock exceeds a pre-established target value on the vesting date, the number of performance shares in a given grant can increase by up to 20%.
Vesting. Performance share awards vest three years from date of grant (unless otherwise provided in an individual award agreement) and retention share awards vest as specified in each individual award agreement, provided the individual remains an employee. Under limited circumstances, a grantee may defer an award payout beyond the original date. The Second Phantom Stock Plan contains provisions for acceleration of vesting and payouts in connection with an employee’s death, disability, involuntary termination of employment without cause or a change in control of the Company. In November 2005, the Board of Directors amended both the Initial Phantom Stock Plan and the Second Phantom Stock Plan to permit employees to make a one-time election for either or both plans to receive payment for phantom shares as they vest each year or when fully vested. As of September 30, 2009, the Company has granted 340,312 shares of retention phantom stock and 213,215 shares of performance phantom stock under the Second Phantom Stock Plan. No grants remain outstanding.
Director Phantom Stock Plan
In November 2004 the Company’s Compensation Committee approved, and the full board adopted, the Alion Science and Technology Corporation Board of Directors Phantom Stock Plan (Director Phantom Stock Plan). The Director Phantom Stock Plan provides for annual awards of shares of phantom stock to non-employee directors of the Company for a fixed amount in addition to their then-current annual director’s fee. The number of shares of phantom stock is determined by dividing the fixed amount by fair market value of a share of Alion common stock on the grant date and rounding up to the next higher whole number. The fixed amount was $40,000 for fiscal 2008 and $35,000 for 2007 and prior years. There were no grants to directors in fiscal 2009. Fair market value is determined by the Compensation Committee in its sole discretion using the most recent valuation of the Company’s common stock made by an independent appraisal that meets the requirements of IRC Section 401(a)(28)(C), as of a date that is no more than 12 months before the date of the award.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Director Phantom Stock Plan grants vest ratably over three years from the date of the award. Vesting accelerates upon a director’s death or disability or upon a change of control of the Company. Before each award is granted (or within 30 days of the grant date for individuals who become a director on the grant date), a director may elect whether to receive payment for phantom shares as they vest, or when they are fully vested. A director who elects to receive payment when an award has fully vested may elect to defer the proceeds of the award into the Alion Science and Technology Director Deferred Compensation Plan provided the election is made no later than one year before the award fully vests. All payments made under the awards are required to be in cash. As of September 30, 2009, the Company had granted 20,779 shares of phantom stock under the Director Phantom Stock Plan.
For the years ended September 30, 2009 and 2008 the Company recognized credits to compensation expense of approximately $4.5 million, and $ 0.1 million. Compensation expense for phantom stock plans was $7.1 million for the year ended September 30, 2007.
The table below sets out the disclosures required by ASC 718 — Stock Compensation and the assumptions used to value a share of Alion common stock and the Company’s phantom stock grants as of September 30, 2009 and September 30, 2008. The Company uses intrinsic value to recognize phantom stock plan compensation expense for grants prior to October 2006. For all subsequent grants, Alion uses a Black Scholes Merton option pricing model to recognize compensation expense. Alion uses the fair market value of a share of its common stock to recognize expense for all grants; therefore no additional disclosures are required for these grants. There is no established public trading market for Alion’s common stock. The ESOP Trust is the only holder of our common stock. Alion does not expect to pay any dividends on its common stock and intends to retain future earnings, if any, for use in the operation of its business.
Stock-based Compensation Disclosure per ASC 718
Phantom Stock
as of September 30, 2009

	Shares Granted	Shares Granted	Total Shares	Grant Date	Outstanding at
Date of Grant	to Employees	to Directors	Granted	Share Price	9/30/08
November 2003	52,685	—	52,685	$14.71	11,897
February 2005	213,215	—	213,215	$19.94	66,436
February 2005	98,399	—	98,399	$19.94	16,696
February 2005	5,015	—	5,015	$19.94	5,015
August 2005	2,960	—	2,960	$33.78	2,960
November 2005	66,592	—	66,592	$35.89	51,268
November 2005	—	7,808	7,808	$35.89	5,531
November 2005	55,726	—	55,726	$35.89	41,795
November 2006	—	5,978	5,978	$41.02	5,409
November 2006	65,456	—	65,456	$41.02	50,341
November 2007	—	6,993	6,993	$40.05	6,993
November 2007	42,447	—	42,447	$40.05	39,950
January 2008	2,497	—	2,497	$40.05	2,497
May 2008	1,220	—	1,220	$41.00	1,220

Total	606,212	20,779	626,991		308,008

Weighted Average Grant Date Fair Value Price Per Share	$26.58	$38.77	$26.98		$32.10

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock-based Compensation Disclosure per ASC 718
Phantom Stock
as of September 30, 2009

	Outstanding at				Vested at	Exercisable
Date of Grant	9/30/09	Forfeited	Exercised	Expired	9/30/09	at 9/30/09
November 2003	—	—	11,897	—	—	—
February 2005	—	10,328	56,108	—	—	—
February 2005	—	—	16,696	—	—	—
February 2005	—	2,558	2,457	—	—	—
August 2005	—	2,960	—	—	—	—
November 2005	—	43,188	8,080	—	—	—
November 2005	—	—	5,531	—	—	—
November 2005	—	41,795	—	—	—	—
November 2006	4,839	—	569	—	2,847	2,847
November 2006	—	46,684	3,657	—	—	—
November 2007	5,994	—	999	—	1,332	1,332
November 2007	—	34,956	4,994	—	—	—
January 2008	—	2,497	—	—	—	—
May 2008	—	1,220	—	—	—	—

Total	10,833	186,186	110,988	—	4,179	4,179

Weighted Average Grant Date Fair Value Price Per Share	$40.48	$36.91	$23.22	$—	$40.71	$40.71
Stock-based Compensation Disclosures per ASC 718
Phantom Stock
as of September 30, 2009

	Risk Free Interest		Expected	Remaining Life
Date of Grant	Rate	Volatility	Life	(months)
November 2003	4.06% - 4.49%	60%	5 yrs	—
February 2005	3.10% - 3.60%	45%	3 yrs	—
February 2005	3.10% - 3.60%	45%	3 yrs	—
February 2005	3.10% - 3.60%	45%	4 yrs	—
August 2005	3.72% - 3.77%	45%	3 yrs	—
November 2005	4.20% - 4.20%	40%	3 yrs	—
November 2005	4.20% - 4.20%	40%	3 yrs	—
November 2005	4.20% - 4.20%	40%	5 yrs	—
November 2006	4.54% - 4.58%	35%	3 yrs	1.4
November 2006	4.54% - 4.58%	35%	3 yrs	—
November 2007	4.23% - 4.23%	35%	3 yrs	13.4
November 2007	4.23% - 4.23%	35%	3 yrs	—
January 2008	4.23% - 4.23%	35%	3 yrs	—
May 2008	4.23% - 4.23%	35%	3 yrs	—
Weighted Average Remaining Life				8.0

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(18) Long Term Incentive Plan
In December 2008, Alion adopted a long-term incentive compensation plan to provide cash compensation to certain executives. Grants under the plan to individuals contain specific financial and other performance goals and vest over varying time periods. Some grants are for a fixed amount; others contain provisions that provide for a range of compensation from a minimum of 50% to a maximum of 150% of an initial grant amount. The Company periodically evaluates the probability of individuals meeting the financial and other performance goals in grant agreements. Management estimates long term incentive compensation expense based on the stated amounts of outstanding grants, estimated probability of achieving stated performance goals and estimated probable future grant value. The Company recognized $3.7 million in long term incentive compensation expense for the current year.
(19) Segment Information and Customer Concentration
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
Contract receivables from agencies of the federal government represented approximately $179.7 million, or 97.4%, and $164.2 million, or 95.2% of accounts receivable at September 30, 2009 and 2008. Contract revenue from agencies of the federal government represented approximately 96.5%, 93.9%, and 93.4% of total contract revenue during the years ended September 30, 2009, 2008 and 2007. The following contracts represent 8% or more of consolidated revenue during the years 2009, 2008 or 2007.

		For the Years Ended
		September 30,
Government Agency	Contract	2009	2008	2007
DoD — Navy	SeaPort Multiple Award Contract — NAVSEA	14.3%	16.8%	14.2%
DoD — Air Force	Secretary of the Air Force	9.5%	9.0%	8.7%
DoD — Navy	Seaport-e Multiple Award Contract	7.0%	8.6%	6.7%
(20) Guarantor/Non-guarantor Condensed Consolidated Financial Information
Alion’s Senior Unsecured Notes are unsecured general obligations of the Company. Certain of Alion’s 100% owned domestic subsidiaries have jointly, severally, fully and unconditionally guaranteed the Senior Unsecured Notes. The following information presents condensed consolidating balance sheet as of September 30, 2009 and September 30, 2008, condensed consolidating statements of operations for the years ended September 30, 2009, 2008 and 2007; and condensed consolidating statements of cash flows for the years ended September 30, 2009, 2008 and 2007 of the parent company issuer, the guarantor subsidiaries and the non-guarantor subsidiaries. Investments include investments in subsidiaries held by the parent company issuer and have been presented using the equity method of accounting. The condensed consolidating statements of cash flows for the years ended September 30, 2008 and 2007 have been revised to present the revolver borrowings and payments on a gross basis.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Balance Sheet Information at September 30, 2009

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$11,404	$(143)	$(76)	$—	$11,185
Accounts receivable, net	174,456	3,421	2,280	—	180,157
Prepaid expenses and other current assets	3,659	107	29	—	3,795

Total current assets	189,519	3,385	2,233	—	195,137
Property, plant and equipment, net	14,346	68	60	—	14,474
Intangible assets, net	28,680	—	—	—	28,680
Goodwill	398,921	—	—	—	398,921
Investment in subsidiaries	17,132	—	—	(17,132)	—
Intercompany receivables	702	12,534	3,405	(16,641)	—
Other assets	10,270	13	3	—	10,286

Total assets	$659,570	$16,000	$5,701	$(33,773)	$647,498

Current liabilities:
Interest payable	$9,039	$—	$—	$—	$9,039
Current portion, senior term loan payable	2,389	—	—	—	2,389
Current portion, subordinated note payable	3,000	—	—	—	3,000
Current portion, acquisition obligations	50	—	—	—	50
Trade accounts payable	59,742	300	665	—	60,707
Accrued liabilities	43,984	1,135	306	—	45,425
Accrued payroll and related liabilities	41,642	832	559	—	43,033
Billings in excess of revenue earned	3,661	—	—	—	3,661

Total current liabilities	163,507	2,267	1,530	—	167,304
Intercompany payables	15,939	—	702	(16,641)	—
Senior term loan payable, excluding current portion	229,221	—	—	—	229,221
Senior unsecured Notes	245,241	—	—	—	245,241
Subordinated note payable	46,932	—	—	—	46,932
Accrued compensation, excluding current portion	5,740	—	—	—	5,740
Accrued postretirement benefit obligations	717	—	—	—	717
Non-current portion of lease obligations	7,216	51	19	—	7,286
Redeemable common stock warrants	32,717	—	—	—	32,717
Common stock of subsidiaries	—	2,799	1	(2,800)	—
Redeemable common stock	187,137	—	—	—	187,137
Accumulated other comprehensive loss	(238)	—	—	—	(238)
Accumulated surplus (deficit)	(274,559)	10,883	3,449	(14,332)	(274,559)

Total liabilities, redeemable common stock and accumulated deficit	$659,570	$16,000	$5,701	$(33,773)	$647,498

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Balance Sheet Information at September 30, 2008

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	(In thousands)
Current assets:
Cash and cash equivalents	$16,392	$(62)	$(43)	$—	$16,287
Accounts receivable, net	161,519	3,872	3,060	—	168,451
Stock subscriptions receivable	2,669	—	—	—	2,669
Prepaid expenses and other current assets	3,024	47	64	—	3,135

Total current assets	183,604	3,857	3,081	—	190,542
Property, plant and equipment, net	18,419	97	85	—	18,601
Intangible assets, net	41,248	—	—	—	41,248
Goodwill	398,871	—	—	—	398,871
Investment in subsidiaries	10,831	—	—	(10,831)	—
Intercompany receivables	—	8,038	72	(8,110)	—
Other assets	6,668	16	—	—	6,684

Total assets	$659,641	$12,008	$3,238	$(18,941)	$655,946

Current liabilities:
Interest payable	$6,543	$—	$—	$—	$6,543
Current portion, senior term loan payable	232,220	—	—	—	232,220
Interest rate swap liability	4,629	—	—	—	4,629
Current portion, subordinated note payable	3,000	—	—	—	3,000
Current portion, acquisition obligations	50	—	—	—	50
Trade accounts payable	55,932	467	765	—	57,164
Accrued liabilities	37,678	1,007	542	—	39,227
Accrued payroll and related liabilities	40,569	696	292	—	41,557
Billings in excess of revenue earned	2,708	—	—	—	2,708

Total current liabilities	383,329	2,170	1,599	—	387,098
Intercompany payables	7,543	—	567	(8,110)	—
Senior term loan payable, excluding current portion	—	—	—	—	—
Senior unsecured notes	244,355	—	—	—	244,355
Subordinated note payable	42,656	—	—	—	42,656
Accrued compensation, excluding current portion	11,305	—	—	—	11,305
Accrued postretirement benefit obligations	627	—	—	—	627
Non-current portion of lease obligations	6,181	62	17	—	6,260
Redeemable common stock warrants	39,996	—	—	—	39,996
Common stock of subsidiaries	—	2,799	1	(2,800)	—
Redeemable common stock	200,561	—	—	—	200,561
Accumulated other comprehensive loss	(36)	—	—	—	(36)
Accumulated surplus (deficit)	(276,876)	6,977	1,054	(8,031)	(276,876)

Total liabilities, redeemable common stock and accumulated deficit	$659,641	$12,008	$3,238	$(18,941)	$655,946

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Operations for the Year Ended September 30, 2009

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	(In thousands)
Contract revenue	$766,297	$22,105	$13,823	$—	$802,225
Direct contract expenses	590,934	14,389	10,377	—	615,700

Gross profit	175,363	7,716	3,446	—	186,525

Operating expenses:
Indirect contract expense	31,968	2,979	526	—	35,473
Research and development	677	—	—	—	677
General and administrative	59,615	970	282	—	60,867
Rental and occupancy expense	32,370	297	317	—	32,984
Depreciation and amortization	18,907	23	29	—	18,959

Total operating expenses	143,537	4,269	1,154	—	148,960

Operating income (loss)	31,826	3,447	2,292	—	37,565
Other income (expense):
Interest income	72	16	3	—	91
Interest expense	(55,154)	—	—	—	(55,154)
Other	(129)	445	(11)	—	305
Equity in net income of subsidiaries	6,300	—	—	(6,300)	—

Total other income (expense)	(48,911)	461	(8)	(6,300)	(54,758)
Income (loss) before income taxes	(17,085)	3,908	2,284	(6,300)	(17,193)
Income tax benefit (expense)	44	(2)	110	—	152

Net income (loss)	$(17,041)	$3,906	$2,394	$(6,300)	$(17,041)

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Operations for the Year Ended September 30, 2008

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	(In thousands)
Contract revenue	$706,699	$22,914	$9,869	$—	$739,482
Direct contract expense	542,674	16,289	7,445	—	566,408

Gross profit	164,025	6,625	2,424	—	173,074

Operating expenses:
Indirect contract expense	34,779	4,388	883	—	40,050
Research and development	944	—	44	—	988
General and administrative	58,582	886	16	—	59,484
Rental and occupancy expense	30,869	—	11	—	30,880
Depreciation and amortization	20,572	125	18	—	20,715

Total operating expenses	145,746	5,399	972	—	152,117

Operating income	18,279	1,226	1,452	—	20,957
Other income (expense):
Interest income	412	11	—	—	423
Interest expense	(47,382)	—	—	—	(47,382)
Other	193	471	(9)	—	655
Equity in operations of subsidiaries	3,151	—	—	(3,151)	—

Total other income (expenses)	(43,626)	482	(9)	(3,151)	(46,304)
Income (loss) before income taxes	(25,347)	1,708	1,443	(3,151)	(25,347)
Income tax benefit	13	—	—	—	13

Net income (loss)	$(25,334)	$1,708	$1,443	$(3,151)	$(25,334)

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Operations for the Year Ended September 30, 2007

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	(In thousands)
Contract revenue	$709,980	$27,375	$232	$—	$737,587
Direct contract expense	542,085	19,904	150	—	562,139

Gross profit	167,895	7,471	82	—	175,448

Operating expenses:
Indirect contract expense	39,206	4,629	137	—	43,972
Research and development	2,158	8	213	—	2,379
General and administrative	59,379	1,445	(126)	—	60,698
Rental and occupancy expense	32,098	273	39	—	32,410
Depreciation and amortization	21,638	186	—	—	21,824

Total operating expenses	154,479	6,541	263	—	161,283

Operating income (loss)	13,416	930	(181)	—	14,165
Other income (expense):
Interest income	319	—	—	—	319
Interest expense	(51,226)	—	—	—	(51,226)
Loss on extinguishment of debt	(6,170)	—	—	—	(6,170)
Other	1,191	(1,146)	87	—	132
Equity in operations of subsidiaries	(300)	—	—	300	—

Total other income (expenses)	(56,186)	(1,146)	87	300	(56,945)

Income (loss) before income taxes	(42,770)	(216)	(94)	300	(42,780)
Income tax benefit	—	10	—	—	10

Net income (loss)	$(42,770)	$(206)	$(94)	$300	$(42,770)

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Cash Flows
Year Ended September 30, 2009

			Non-
	Parent	Guarantors	Guarantors	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$9,083	$(63)	$(25)	$8,995
Cash flows from investing activities:
Cash paid for acquisitions-related obligations	(166)	—	—	(166)
Capital expenditures	(2,160)	(18)	(8)	(2,186)
Proceeds from sale of non-operating assets	5	—	—	5

Net cash used in investing activities	(2,321)	(18)	(8)	(2,347)

Cash inflows (outflows) from financing activities:
Cash paid under interest rate swap	(4,647)	—	—	(4,647)
Payment of senior term loan principal	(2,433)	—	—	(2,433)
Payment of subordinated note principal	(3,000)	—	—	(3,000)
Revolver borrowings	504,900	—	—	504,900
Revolver payments	(504,900)	—	—	(504,900)
Loan to ESOP Trust	(5,936)	—	—	(5,936)
ESOP loan repayment	5,936	—	—	5,936
Redeemable common stock purchased from ESOP Trust	(9,175)	—	—	(9,175)
Redeemable common stock sold to ESOP Trust	7,505	—	—	7,505

Net cash used in financing activities	(11,750)	—	—	(11,750)

Net decrease in cash and cash equivalents	(4,988)	(81)	(33)	(5,102)
Cash and cash equivalents at beginning of period	16,392	(62)	(43)	16,287

Cash and cash equivalents at end of period	$11,404	$(143)	$(76)	$11,185

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Cash Flows
Year Ended September 30, 2008

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$29,268	$(9)	$61	$29,320
Cash flows from investing activities:
Cash paid for acquisitions-related obligations	(7,946)	—	—	(7,946)
Capital expenditures	(4,863)	(20)	(103)	(4,986)
Proceeds from sale of non-operating assets	780	—	—	780

Net cash used in investing activities	(12,029)	(20)	(103)	(12,152)
Cash flows from financing activities:
Cash received from interest rate swap	4,333	—	—	4,333
Payment of debt issuance costs	(500)	—	—	(500)
Payment of senior term loan principal	(6,474)	—	—	(6,474)
Revolver borrowings	450,505	—	—	450,505
Revolver payments	(459,755)	—	—	(459,755)
Loan to ESOP Trust	(3,369)	—	—	(3,369)
ESOP loan repayment	3,369	—	—	3,369
Redeemable common stock purchased from ESOP Trust	(4,051)	—	—	(4,051)
Redeemable common stock sold to ESOP Trust	3,377	—	—	3,377

Net cash used in financing activities	(12,565)	—	—	(12,565)

Net increase (decrease) in cash and cash equivalents	4,674	(29)	(42)	4,603
Cash and cash equivalents at beginning of year	11,718	(33)	(1)	11,684

Cash and cash equivalents at end of year	$16,392	$(62)	$(43)	$16,287

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Cash Flows
Year Ended September 30, 2007

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(4,986)	$38	$(60)	$(5,008)
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(14,751)	—	—	(14,751)
Capital expenditures	(10,648)	(39)	—	(10,687)

Net cash used in investing activities	(25,399)	(39)	—	(25,438)
Cash flows from financing activities:
Proceeds from Term B Senior Credit Agreement note payable	40,000	—	—	40,000
Proceeds from Senior Unsecured Notes	250,000	—	—	250,000
Payment of Bridge Loan	(170,000)	—	—	(170,000)
Payment of debt issuance costs	(10,796)	—	—	(10,796)
Repayment of Term B Credit Facility note payable	(53,513)	—	—	(53,513)
Revolver borrowings	465,245	—	—	465,245
Revolver payments	(468,295)	—	—	(468,295)
Proceeds from interest rate cap agreement	360	—	—	360
Purchase of redeemable common stock from ESOP Trust	(29,584)	—	—	(29,584)
Cash received from issuance of redeemable common stock to ESOP Trust	15,958	—	—	15,958

Net cash provided by financing activities	39,375	—	—	39,375

Net increase (decrease) in cash and cash equivalents	8,990	(1)	(60)	8,929
Cash and cash equivalents at beginning of year	2,728	(32)	59	2,755

Cash and cash equivalents at end of year	$11,718	$(33)	$(1)	$11,684

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(21) Related Party Transactions
Alion uses the consulting services of One Team, a company owned by General George Joulwan, (USA Ret.), a member of Alion’s board of directors. The Company paid One Team approximately $60 thousand per year for fiscal years 2009, 2008 and 2007.
(22) Commitments and Contingencies
Earn-Out and Hold-Back Commitments
The Company has a $600 thousand maximum earn-out commitment through July 2013 for its LogConGroup acquisition.
Government Audits
The amount of federal government contract revenue and expense reflected in the consolidated financial statements attributable to cost reimbursement contracts is subject to audit and possible adjustment by the Defense Contract Audit Agency (DCAA). The federal government considers the Company to be a major contractor and DCAA maintains an office on site to perform its various audits throughout the year. All of the Company’s federal government contract indirect costs have been audited through 2004. Indirect rates have been negotiated through fiscal year 2004. Contract revenue on federal government contracts has been recorded in amounts that are expected to be realized upon final settlement.
Legal Proceedings
Estate of Joseph Hudert vs. Alion Science and Technology Corporation; Estate of Frank Stotmeister vs. Alion Science and Technology Corporation.
On December 23, 2004, the estate of Joseph Hudert filed an action against Grunley-Walsh Joint Venture, L.L.C. (Grunley-Walsh) and the Company in the District of Columbia Superior Court for damages in excess of $80 million. On January 6, 2005, the estate of Frank Stotmeister filed an action against the Company in the same court on six counts, some of which are duplicate causes of action, claiming $30 million for each count. The Hudert case has been removed to the United States District Court for the District of Columbia. Both the Hudert and Stotmeister actions are now consolidated in this same court.
The suits arose in connection with a steam pipe explosion that occurred on or about April 23, 2004 on a construction site at 17th Street, NW in Washington, D.C. The plaintiffs died, apparently as a result of the explosion. They were employees of the prime contractor on the site, Grunley-Walsh, and the subcontractor, Cherry Hill Construction Company Inc. Grunley-Walsh had a contract with the U.S. General Services Administration (GSA) for construction on 17th Street NW near the Old Executive Office Building in Washington, D.C. Some time after the award of Grunley-Walsh’s construction contract, GSA awarded Alion a separate contract to engage in non-supervisory monitoring of Grunley-Walsh’s activities and to report deviations from contract requirements to GSA.
The Company has defended and intends to continue to defend these lawsuits vigorously. Based on the facts underlying the lawsuits known to the Company at this time, and Alion’s non-supervisory monitoring role at the project site, management believes the possibility of Alion incurring a material loss from these lawsuits is remote. Management does not believe that these lawsuits will materially adversely affect the Company, its operations, cash flows, or financial condition.
The Company’s primary provider of general liability insurance, St. Paul Travelers, assumed defense of these lawsuits. However, there is some uncertainty as to whether St. Paul Travelers received timely notice of a potential claim by us in connection with these lawsuits under our general liability insurance policy. Therefore, St. Paul Travelers indicated when it assumed defense of the lawsuits, that it was doing so subject to a reservation of rights to deny coverage. Nevertheless, even if St. Paul Travelers is ultimately able to properly deny coverage as a result of late lawsuit notice, management does not believe the lawsuits will materially adversely affect Alion, its operations, cash flows or financial condition. We have notified our excess insurance carrier, American International Group, regarding these lawsuits.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other than the foregoing action, we are not involved in any legal proceeding other than routine legal proceedings occurring in the ordinary course of business. We believe that these routine legal proceedings, in the aggregate, are not material to our financial condition, results of operations, or cash flows.
As a government contractor, from time to time we may be subject to DCAA audits and federal government inquiries about our operations. The federal government may suspend or debar from federal contracting for a period of time, contractors found to have violated the False Claims Act, or who have been indicted or convicted of violations of other federal laws. Such an event could also result in fines or penalties. Given Alion’s dependence on federal government contracts, suspension or debarment could have a material adverse effect on our business, financial condition, results of operations, and ability to meet our financial obligations. The Company is not aware of any such pending federal government claims or investigations.
(23) Interim Period (Unaudited, in thousands except per share information)

	2009 Quarters
	1st	2nd	3rd	4th
Revenue	$188,796	$195,429	$204,160	$213,840
Gross profit	$43,474	$46,294	$46,494	$50,263
Net income (loss)	$(2,540)	$39	$(9,437)	$(5,103)
Income (loss) per share	$(0.49)	$0.01	$(1.79)	$(0.97)
Current assets	$183,275	$188,135	$183,013	$195,137
Current liabilities (restated) (1)	$383,750	$389,738	$387,591	$167,304

	2008 Quarters
	1st	2nd	3rd	4th
Revenue	$183,145	$189,243	$185,876	$181,218
Gross profit	$42,763	$46,213	$43,014	$41,084
Net income (loss)	$(8,706)	$(9,805)	$(7,893)	$1,070
Income (loss) per share	$(1.74)	$(1.96)	$(1.55)	$0.23
Current assets	$231,610	$243,068	$211,763	$190,542
Current liabilities (restated) (1)	$428,749	$441,532	$412,634	$387,098

	2009 Quarters (Previously Reported)
	1st	2nd	3rd	4th
Current liabilities	$154,066	$155,482	$158,204	$	N/A

	2008 Quarters (Previously Reported)
	1st	2nd	3rd	4th
Current liabilities	$164,237	$181,115	$164,613	$157,267

(1)	As a result of the Company’s failure to comply with certain Term B Senior Credit Agreement affirmative and negative covenants, all outstanding balances on the Company’s Term B Senior Credit Agreement for the first three quarters in 2009 and all periods in 2008 should have been presented as current liabilities as these amounts were callable by the lenders. See Note 11.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(24) Subsequent Events
In October 2009, Alion and its lenders modified the terms of the Company’s existing Term B Senior Credit Agreement and extended a $25 million revolving credit facility through September 2010. In December 2009, the Company obtained a waiver from its lenders for all breaches of affirmative and negative financial Senior Term B Credit Agreement covenants through September 30, 2009. See Note 11 above.
On December 21, 2009, the Company and IIT modified the terms of the Subordinated Note to defer payment of interest due in January 2010 to April 2010. Subject to certain future events and conditions, IIT agreed to sell its warrants and Subordinated Note to Alion for $25 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A (T). Controls and Procedures
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
Management’s Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles
The Company’s management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we believe that as of September 30, 2009, our internal control over financial reporting was effective based on criteria set forth by COSO in Internal Control — Integrated Framework. Based upon the assessments, the Company’s management has concluded that as of September 30, 2009 our internal control over financial reporting was effective.
Changes in Internal Control Over Financial Reporting. The Company identified a material weakness in the operation of its internal control over financial reporting (as such term is defined in Rule 15d — 15(f) under the Exchange Act). The material weakness involved the calculation of certain financial covenants contained in the Term B Senior Credit Agreement. It arose from a misinterpretation of Consolidated EBITDA as defined in the Term B Senior Credit Agreement which resulted in the restatement of the September 30, 2008 balance sheet to reclassify balances under the Term B Senior Credit Agreement from non current to current liabilities.
The Company remediated the material weakness this year by clarifying its understanding of Consolidated EBITDA as defined in the Term B Senior Credit Agreement. The Company’s covenant calculations now appropriately mirror the defined terms. See Note 11 to the consolidated financial statements.
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

Item 9B. Other Information
In the fourth quarter of our fiscal year ended September 30, 2009, we reported all information that was required to be disclosed in a current report on Form 8-K.
Because we are filing this annual report on Form 10-K within four business days after the applicable triggering event, we are making the following disclosures under Part II, Item 9B of this annual report instead of filing a report on Form 8-K for Item 5.02(b) and (c) Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
On December 24, 2009, Mr. Gary Amstutz, Senior Vice President for Financial Operations stepped down as the Company’s principal accounting officer. On December 24, 2009, the Company appointed Jeffrey L. Boyers, Corporate Vice President and Corporate Controller as the Company’s principal accounting officer, Mr. Boyers, age 54, has served as Corporate Vice President and Corporate Controller of Alion since April 2008. From November 2005 to April 2008, Mr. Boyers served as Director of Finance and Controller for Unisys Federal Systems, a $900 million division of Unisys. From February 1996 to July 2004, Mr. Boyers served as Vice President and Controller for Northrop Grumman’s $5 billion Information Technology Sector. Mr. Boyers received a Bachelor of Science in Public Accounting from Benjamin Franklin University.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information Regarding the Directors of the Registrant
The names, ages and positions of our current directors are set forth below:

			Term	Director
Name	Age	Position	Expires	Since

Bahman Atefi	56	President, Chief Executive Officer and Chairman	2011	2001
Edward C. (Pete) Aldridge, Jr.	71	Director	2012	2003
Leslie L. Armitage	41	Director	2010	2002
Lewis Collens	71	Director	2010	2002
Admiral (Ret.) Harold W. Gehman, Jr.	66	Director	2010	2002
General (Ret.) George A. Joulwan	69	Director	2011	2002
General (Ret.) Michael E. Ryan	67	Director	2011	2002
David J. Vitale	63	Director	2012	2009
The Company’s directors are divided into three classes. The first class of directors includes Edward C. Aldridge, Jr. whose term expires on the date of Alion’s 2012 annual shareholder meeting and David J. Vitale whose term expires in September 2012. The second class of directors: Leslie Armitage, Lewis Collens and Admiral Harold W. Gehman, Jr.; have terms expiring on the date of Alion’s 2010 annual shareholder meeting. The third class of directors: Bahman Atefi, General George A. Joulwan and General Michael E. Ryan; have terms expiring on the date of the Alion’s 2011 annual shareholder meeting. As the holder of the subordinated note and warrants, Illinois Institute of Technology (IIT) is entitled to nominate two representatives whom the ESOP Trust is required to elect to Alion’s Board of Directors. Messrs. Collens and Vitale are Illinois Institute of Technology’s board representatives.
The following sets forth the business experience, principal occupations and employment of each of the directors.
Bahman Atefi was appointed president and chief executive officer of Alion in December 2001. He is also chairman of Alion’s Board of Directors. Dr. Atefi also serves as chairman of the ESOP committee. Dr. Atefi served as president of IITRI from August 1997 and as its chief executive officer from October 2000 until December 20, 2002, the date Alion purchased substantially all of IITRI’s assets and liabilities (the Transaction). Dr. Atefi has also been chairman of the board of directors of Human Factors Applications, Inc. since February 1999. From June 1994 to August 1997, Dr. Atefi served as manager of the energy and environmental group at Science Applications International Corporation. In this capacity, he was responsible for operation of a 600-person business unit, with annual revenues in 1997 of approximately $80 million, which provided scientific and engineering support to the U.S. Department of Energy, Nuclear Regulatory Commission, Environmental Protection Agency, DoD, as well as commercial and international customers. Dr. Atefi is a member of the board of trustees of Illinois Institute of Technology. Dr. Atefi received a BS in Electrical Engineering from Cornell University, a master’s degree in nuclear engineering and a doctor of science in nuclear engineering from the Massachusetts Institute of Technology.
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
Leslie L. Armitage has served as a director of Alion since May 2002. Ms. Armitage currently serves as a Senior Managing Director and Co-Founder of Relativity Capital, a position she has held since January 2006. Ms. Armitage served as a Managing Director and Partner of The Carlyle Group from January 1999 until May 2005 and held various positions at Carlyle from 1990 to 1999. Ms. Armitage serves on the Board of Directors of Nivisys Industries LLC, Berkshire Manufactured Products and MHF Services, Inc. She previously served on the Board of Directors of Vought Aircraft Industries, Inc., Honsel International Technologies, and United Components, Inc.

Lewis Collens has served as a director of Alion since May 2002. From 1990 to 2007, Mr. Collens served as president of IIT. He is currently President Emeritus and Professor of Law at IIT, Chicago-Kent College of Law, a position he has held since August 2008. Mr. Collens also served as chief executive officer of IITRI from 1990 to October 2000. Mr. Collens serves as a director for Dean Foods Company, Amsted Industries and Colson Group. Mr. Collens is one of IIT’s two representatives on the Company’s Board of Directors.
Admiral (Ret.) Harold W. Gehman, Jr. has served as a director of Alion since September 2002. Admiral Gehman retired from over 35 years of active duty in the U.S. Navy in October 2000. While in the U.S. Navy, Admiral Gehman served as NATO’s Supreme Allied Commander, Atlantic and as the Commander in Chief of the U.S. Joint Forces Command from September 1997 to September 2000. Since his retirement in November 2000, Admiral Gehman has served as an independent consultant to the U.S. Government from October 2000 to present. Admiral Gehman currently serves on the Board of Directors of Maersk Lines, Ltd., Transystems Corp and Nivisys Corp. He also served on Old Dominion University board of visitors. In addition, Admiral Gehman is a senior fellow at the National Defense University and was the chairman of the Governor of Virginia’s Advisory Commission for Veterans Affairs. Since retirement Admiral Gehman has served as co-chairman of the DoD’s investigation into the October 2000 attack on the U.S.S. Cole in Aden Harbor, Yemen, as chairman of the Space Shuttle Columbia Accident Investigation Board, and as the Commissioner of the 2005 National Base Realignment and Closure Act.
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
General (Ret.) Michael E. Ryan has served as a director of Alion since May 2002. General Ryan retired from the military in 2001 after 36 years of service. He served his last four years as the 16th Chief of Staff of the Air Force, responsible for organizing, training and equipping over 700,000 active duty, reserve and civilian members. He is currently president of the consulting firm, Ryan Associates, focusing on national defense issues, a position he has held since January 2001. He is chairman of the board of CAE USA, Inc., Selex Sensor Airborne Systems (US) Inc. and the Air Force Village Charitable Foundation. He serves on the Board of Directors of United Services Automobile Association, Circadence Corporation, VT Services, Inc., USAF Academy Endowment and Nivisys Industries LLC. He is a senior trustee of the Air Force Academy Falcon Foundation.
David J. Vitale has served as a director of Alion since September 2009. He served as the Chief Administrative Officer for the Chicago Public School System from 2003 -2008. From February of 2001 through November of 2002, Mr. Vitale served as President and Chief Executive Officer of the Chicago Board of Trade. In addition to serving as a member of the CBOT’s Board of Directors and Executive Committee, Mr. Vitale also served as President and CEO of the MidAmerica Commodity Exchange, an affiliate of the CBOT. He is a former Vice Chairman and Director of Bank One Corporation, where he was responsible for Bank One’s Commercial Banking, Real Estate, Private Banking, Investment Management and Corporate Investments businesses. Mr. Vitale serves on the Boards of Directors of United Airlines, ISO New England, Wheels Inc., and DNP Select Income Fund (Chairman) and Ariel Investments. Mr. Vitale is one of IIT’s two representatives on the Company’s Board of Directors.

Establishment of Committees
The Board of Directors has established three committees, an Audit and Finance Committee, a Compensation Committee, and a Governance and Compliance Committee. Each committee currently consists of the following members:

Committee	Chairperson	Members
Audit and Finance Committee	Leslie Armitage	Harold Gehman, Michael Ryan
Compensation Committee	Harold Gehman	Pete Aldridge, Leslie Armitage, Lewis Collens, George Joulwan
Governance and Compliance Committee	Michael Ryan	Bahman Atefi, George Joulwan, Harold Gehman
The Board of Directors has determined that Leslie Armitage qualifies as “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, and that she is “independent” as independence for audit committee members is defined in the listing standards of NYSE Amex Equities, formerly known as the American Stock Exchange or AMEX (NYSE Amex).
Audit and Finance Committee
The responsibilities of the Audit and Finance Committee are set forth in its charter and include periodically reviewing and making recommendations to the Board of Directors and management of the Company concerning:
•	professional services provided by our independent registered public accounting firm;
•	independence of our independent registered public accounting firm from our management;
•	our quarterly and annual financial statements and our system of internal control over financial reporting;
•	our capital structure, including the issuance of equity and debt securities, the incurrence of indebtedness, and related matters;
•	general financial planning, including cash flow and working capital management, capital budgeting and expenditures, tax planning and compliance and related matters;
•	mergers, acquisitions and strategic transactions;
•	investment policies, financial performance and funding of our employee benefit plans; and
•	other transactions or financial issues that the Board of Directors or management presents to the committee to review.
The Audit and Finance Committee met four times during fiscal year 2009.
Compensation Committee
The responsibilities of the Compensation Committee set forth in its charter include:
•	determining the compensation of our Chief Executive Officer and reviewing and approving the compensation of our other executive officers;
•	exercising all rights, authority and functions under our KSOP, retirement and other compensation plans;
•	approving and making recommendations to the Board regarding non-employee director compensation;
•	preparing an annual report on executive compensation for inclusion in our annual report on Form 10-K in accordance with the rules and regulations of the Securities and Exchange Commission;
•	establishing, implementing and monitoring adherence to the Company’s compensation philosophy;
•	evaluating performance and compensation to ensure that the Company maintains its ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of other companies; and
•	approving the selection of the independent compensation consultant.
The Compensation Committee met three times during fiscal year 2009.

Corporate Governance and Compliance Committee
The Corporate Governance and Compliance Committee oversees and reviews nominations for our Board of Directors and evaluates and recommends corporate governance policies and procedures. The Corporate Governance and Compliance Committee is charged with annually assessing the performance of the Board of Directors and its committees. This includes overseeing each committee’s annual self-assessment, including the Corporate Governance and Compliance Committee itself. These assessments are intended to monitor the effectiveness of the Board of Directors and each of its committees; gather information regarding the ability of the Board and its committees to fulfill their mandates and responsibilities; and provide a basis to further evaluate and improve policies of the Board and its committees. The Corporate Governance and Compliance Committee met four times during fiscal year 2009.
Information Regarding the Executive Officers of the Registrant
The names, ages and positions of the Company’s current executive officers and the dates from which these positions have been held are set forth below.

Name	Age	Office	Position Since

Bahman Atefi	56	President, Chief Executive Officer and Chairman of the Board of Directors (1)	December 2001

Stacy Mendler	46	Chief Operating Officer and Executive Vice President (1)	September 2006

Michael Alber	52	Chief Financial Officer, Senior Vice President and Treasurer (1)	November 2008

Scott Fry	60	Sector Senior Vice President — Engineering and Integration Solutions Sector (1)	October 2005

Walter (Buck) Buchanan	59	Sector Senior Vice President — Engineering and Information Technology Sector	June 2007

David Ohle	65	Senior Vice President — Defense Operations Integration Sector	November 2008

James Fontana	52	General Counsel	January 2004

(1)	Member of the ESOP committee
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

Scott Fry has served as Sector Senior Vice President for Alion’s Engineering and Integration Solutions Sector since September 2006. Mr. Fry served as Senior Vice President and Sector Manager of Alion’s JJMA Maritime Sector from October 2005 until September 2006, and as Senior Vice President and Deputy Sector Manager for the JJMA Maritime Sector from April 2005 to October 2005. Between January 2004 and April 2005 Mr. Fry was a Group Senior Vice President for Alion’s Strategic Systems Group. Prior to joining Alion in January 2004, Mr. Fry served in the U.S. Navy for 32 years, retiring at the rank of Vice Admiral. His career included command and staff positions both at sea and ashore with the Navy, NATO, and Joint Chiefs of Staff. In his last active duty assignment he commanded the United States Sixth Fleet during Operation Iraqi Freedom and the Global War on Terrorism. Mr. Fry received a B.S from the United States Naval Academy in Annapolis, Maryland.
Walter E. Buchanan III has served as Sector Senior Vice President for the Engineering and Information Technology Sector since June 2007. Mr. Buchanan served as Deputy Sector Manager for the Engineering and Information Technology Sector from July 2006 to December 2006 and as a Group Manager from December 2006 to June 2007. Prior to joining Alion in July 2006, Mr. Buchanan served in the United States Air Force for 34 years, retiring at the rank of Lieutenant General. His career included planning and execution of air operations in the Middle East to include those in Iraq and Afghanistan. He served as a command pilot and has more than 3800 flight hours primarily in fighter aircraft. His military awards include the Defense Distinguished Service Medal and Defense Superior Service Medal. He is a Distinguished Graduate of the Army Command and General Staff College and graduate of the National War College. Mr. Buchanan received a Master’s Degree in Management from Troy State University and a Bachelor of Science degree in Life Science from the US Air Force Academy, where he also received his commission.
David H. Ohle has served as Senior Sector Vice President for the Defense Operations Integration Sector since November 2008. From June 2002 through November 2008, Mr. Ohle was Vice President and General Manager for Army Programs, CSC. He was Vice President, Human Resources, for Shell Oil Company in Houston, Texas from September 2000 to May 2002. Mr. Ohle formerly served as a Lieutenant General in the United States Army where his last position was Deputy Chief of Staff for Personnel. Prior to his retirement in August 2000, his military experience spanned more than 30 years of service at various levels of command and staff positions. He commanded both a platoon and company in combat. Mr. Ohle later served on the faculty at both the United States Military Academy and the National War College in Washington, D.C. He then served as the deputy commandant of the Command and General Staff College at Fort Leavenworth, Kansas. Mr. Ohle graduated from the United States Military Academy and began his career in the United States Army as an infantry officer. He holds a Master of Arts degree in organizational behavior from Ohio State University.
James C. Fontana has served as Senior as General Counsel of Alion since January 2004. From January 2004 through December 2009, Mr. Fontana also served as Senior Vice President and Secretary at Alion. He has 25 years of experience as an attorney specializing in government contracts, technology law and transactions related to government contractors. From February 2003 to January 2004, Mr. Fontana was in private practice. From April 1997 to January 2003 he served as General Counsel of Getronics Government Solutions, LLC (formerly Wang Federal). Prior to that, he was General Counsel of Vinnell Corporation, and Senior Corporate Counsel to BDM International, Inc., Vinnell’s parent company. Mr. Fontana’s law firm experience included Kominers Fort and Reed Smith, and he was a founding member of Reed Smith’s government contracts group. Mr. Fontana is a graduate of Temple University School of Law. He received his undergraduate degree from The American University, where he majored in economics.
There is no known family relationship between any director or executive officer.
Code of Ethics
In December 2001, Alion adopted a Code of Ethics, Conduct, and Responsibility that applied to all employees, executive officers and directors of the Company and served as a code of ethics for the Company’s chief executive officer, chief financial officer, director of finance, controller, and any person performing similar functions. In 2004, Alion reviewed the Company’s 2001 Code of Ethics and in September 2004, adopted a revised Code applicable to all Alion employees, including Alion’s CEO and CFO. The 2001 Code met the definitional requirements set forth in the rules and regulations of the Securities and Exchange Commission. In November 2008, the Company adopted a newly revised Code of Ethics that applies to all Alion employees and meets the definitional requirements set forth in the rules and regulations of the Securities and Exchange Commission. Alion provides access to a telephone hotline so employees can report suspected instances of improper business practices such as fraud, waste, and violations of the Code. The Company revised its Code of Ethics in November 2009 to reflect changes in requirements set forth in the Federal Acquisition Regulation (“FAR”). Alion posts a copy of its current Code of Ethics on its external and internal websites. A copy of the 2009 Code of Ethics is filed as an exhibit to this annual report.

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
The Compensation Committee of the Board of Directors (the “Compensation Committee”) evaluates both performance and peer group company’s compensation to ensure Alion maintains its ability to attract and retain employees in key positions and that it compensates key employees at levels competitive with the compensation other companies pay similarly situated executives. The Committee believes compensation packages for Alion’s named executives and other officers should include both cash and long-term incentive components that reward performance as measured against established goals.
What Our Compensation Program is Designed to Reward
Our compensation program is designed to reward each employee’s contribution to the Company. The Compensation Committee considers numerous factors including the Company’s growth and financial performance in measuring the contributions of named executive officers. Throughout this Form 10-K, individuals who served as the Company’s Chief Executive Officer and Chief Financial Officer during fiscal year 2009, as well as the other individuals included in the Summary Compensation Table, are referred to as “named executive officers.”
Roles and Responsibilities for Our Compensation Program
Role of the Compensation Committee
The Compensation Committee is responsible for establishing, implementing and monitoring adherence to Alion’s compensation philosophy and for setting the individual cash and other compensation levels for executive officers. The Compensation Committee’s responsibilities are set forth in its charter and discussed in Item 10 under “Establishment of Committees.”
Role of the Chief Executive Officer
Our Chief Executive Officer provides recommendations to the Compensation Committee in the evaluation of Alion’s executive officers, including recommendations of individual cash and other compensation levels for executive officers. Dr. Atefi relies on his personal experience serving in the capacity of Chief Executive Officer in evaluating the contribution of our other executive officers and on comparable compensation guidance provided by an outside compensation consultant to form the basis for his recommendations. Dr. Atefi was not present during Committee deliberations and voting pertaining to the determination of his own compensation.
Role of the Compensation Consultant
The Compensation Committee annually retains a consultant to provide independent advice on executive compensation matters and to perform specific project-related work. In fiscal year 2009, we engaged Hewitt Associates LLC to review the compensation of our named executive officers and to provide competitive data and analysis to the Compensation Committee. They performed no other services for the Company.

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
Base salaries for our named executive officers for the 2009 fiscal year were:

Named Executive Officer	Fiscal 2009 Base Salary
Bahman Atefi	$650,000
Stacy Mendler	$375,000
Michael Alber	$300,000
Rob Goff*	$320,000
Scott Fry	$340,000
James Fontana	$280,000

*	Mr. Goff resigned as Sector Senior Vice President in October 2008.
Each year, the Compensation Committee utilizes salary survey information provided by its outside compensation consultant for appropriate salary data for Alion’s senior positions. Typically, the Compensation Committee reviews each named executive officer’s base salary as part of Alion’s annual performance review process and upon a promotion or other change in job responsibility.
In reviewing base salaries for our named executive officers, the Compensation Committee considers:
•	market data provided by the Company’s outside compensation consultant;
•	the executive’s compensation, individually and relative to other officers;
•	the executive’s individual performance; and
•	Alion’s financial and operating results.
The Compensation Committee and its outside consultant use publicly available data from other professional services government contracting companies to benchmark compensation for Alion’s named executive officers. The benchmark companies include many of the publicly-traded companies Alion uses in its market analyses to calculate enterprise value for goodwill impairment testing. The Compensation Committee compares Alion data to median data for the benchmark group in evaluating total named executive officer compensation and individual elements of total compensation. The Compensation Committee evaluates base salaries, total cash compensation and various types of long term incentive compensation provided to named executives at benchmark companies in making its decisions about the components and levels of compensation for Alion’s named executive officers.

For fiscal 2009, the Compensation Committee reviewed a peer group of companies from the information technology, professional services, and defense and aerospace industries. In its analysis, the Compensation Committee compared data for the selected peer group with data from several broader, national compensation surveys and Alion’s current executive compensation levels. The following companies made up the compensation peer group. Alion’s fiscal 2008 revenue ranked the company approximately 16% below its peer group in overall size.

Argon ST Inc.	DynCorp International Inc.	ManTech International Corp	Stanley, Inc.
CACI International Inc.	Harris Corp	Maximus Inc	VSE Corp
CIBER Inc.	Heico Corp	NCI, Inc.
Cubic Corp	ICF International, Inc.	Orbital Sciences Corp
Dynamics Research Corp.	IHS Inc.	SRA International Inc
Annual Bonus
We use our compensation program’s annual bonus component to motivate and reward our named executive officers for current, short term performance such as meeting annual financial performance objectives and other non-financial performance objectives attainable within the year. The Compensation Committee has determined it is important to encourage and reward both short-term and long-term performance. The Compensation Committee has the discretion to set goals and objectives it believes are consistent with creating shareholder value, including financial measures, operating objectives, growth goals and other measures. The Compensation Committee also considers individual achievement.
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
Long-term Incentives/Awards
We also use our compensation program’s incentives/awards component to motivate and reward our named executive officers for long term performance and for executive retention. In November 2008, the Compensation Committee approved a new executive incentive compensation program intended to establish goals for and reward achievement of long-term performance based on Alion’s business objectives. The new program establishes performance-based award opportunities that are specific to the financial performance of the Company and the performance of the specific business unit or corporate department an individual leads.
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
The Board of Directors has adopted separate forms of LTIP award agreements. Some of our named executive officers may be eligible to receive awards under more than one of these agreements. The forms of LTIP award agreements provide for the following:

Form of Award			Minimum/ Maximum
Agreement	Date of Grant	Performance Cycles	Award Amount	Vesting Date
Category A	November 1, 2008	November 1, 2008	N/A	Date performance goals achieved
until performance
goals achieved

Category B	November 1, 2008	November 1, 2008-	80%/120%	November 15, 2009
October 31, 2009

Category C	November 1, 2008	November 1, 2008-	50%/150%	November 15, 2010
October 31, 2009

November 1, 2009-
October 31, 2010

Category D	November 1, 2008	November 1, 2008-	50%/150%	November 15, 2011
October 31, 2009

November 1, 2009-
October 31, 2010

November 1, 2010-
October 31, 2011

Ongoing Category E	November 1, 2008	November 1, 2008-	50%/150%	November 15, 2011
October 31, 2009

November 1, 2009-
October 31, 2010

November 1, 2010-
October 31, 2011

Ongoing Category F	November 1, 2009	November 1, 2009-	50%/150%	November 15, 2011
October 31, 2012
Performance goals under these award agreements include, among others, reaching certain company planned targets relating to revenue; EBITDA as measured consistent with the financial covenants in the Term B Senior Credit Agreement; business sector net income; business sector revenue; compliance with debt covenants; and days’ sales outstanding. For two-year grants, one half of the awarded amount relates to each performance cycle during the term of the grant, and for Category D and E three year-grants, one third of the awarded amount relates to each performance cycle during the term of the grant. Category F grants vest at the end of the three-year performance period based on a single set of three-year goals.
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

The following table sets forth the target amounts approved by our Compensation Committee and Board of Directors, for each of our named executive officers under each of the above-mentioned categories of LTIP award agreements with respect to all performance cycles covered by such award agreements. Consistent with the design of the LTIP, the Compensation Committee and the Board of Directors approved LTIP awards to senior corporate officers in addition to our named executive officers listed below.

Name	Category A	Category B	Category C	Category D	Category E	Category F
Bahman Atefi	$998,223	$934,910	$1,738,830		$800,000	$1,000,000
Stacy Mendler	$479,559	$411,360	$725,782		$300,000	$350,000
Scott Fry		$233,125	$191,511		$250,000	$250,000
Michael Alber				$94,646	$150,000	$200,000
James Fontana		$112,189	$86,180		$100,000
The ranges reflect participation levels determined for each named executive officer in the LTIP based on market information provided to us by our compensation consultant. Each named executive officer’s participation level is based on his or her specific position, responsibilities, accountabilities and impact within our company. The Compensation Committee and its consultant compare these target participation levels against the participation levels of similarly situated executive officers at peer companies.
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
KSOP
Alion’s KSOP is a qualified retirement plan that includes an ESOP component and a 401(k) component. The ESOP Trust owns all of the Company’s outstanding shares of common stock. Alion makes retirement plan contributions to both the ESOP and 401(k) components on behalf of all eligible employee KSOP participants. The Company also makes matching contributions on behalf of eligible employees, in the ESOP component, based on their pre-tax Alion salary deferrals. Named Executive Officers do not receive preferential KSOP benefits.

Summary Compensation Table Fiscal Year 2009
The following table sets forth all compensation with respect to our Chief Executive Officer and our other named executive officers for the year ended September 30, 2009.

					Long-Term	Non-Equity
				Phantom	Incentive	Incentive
Name and				Stock	Plan	Plan	All other
Principal Position	Year	Salary	Bonus(1)	Grants(2)	Awards(3)	Compensation(4)	Compensation(5)	Total

Bahman Atefi	2009	$644,187	—	—	1,000,000	650,000	$103,866	$2,398,053
Chief Executive Officer and President

Stacy Mendler	2009	$367,307	—	—	350,000	250,000	$84,838	$1,052,145
Chief Operating Officer and Executive Vice President

Michael Alber	2009	$303,000	—	—	200,000	200,000	$44,277	$747,277
Senior Vice President and Chief Financial Officer

Scott Fry	2009	$339,824	$256,444	—	250,000	250,000	$66,409	$1,162,677
Engineering and Integration Solutions Sector Senior Vice President

James Fontana (6)	2009	$288,803	$637,176	—	—	90,000	$74,987	$1,090,966
Senior Vice President, General Counsel and Secretary

Rob Goff (6)	2009	351,645	—	—	—	—	$1,563,155	$1,914,800
Defense Operations Integration Sector, Senior Vice President

(1)	This column includes non-incentive based cash bonuses, such as special performance bonuses, paid to Named Executive Officers.

(2)	There were no phantom stock grants in fiscal 2009. In fiscal 2009, Named Executive Officers forfeited previously vested phantom stock awards. The Company recognized the following credits to stock-based compensation expense for forfeitures: Dr. Atefi $2,466,756; Ms. Mendler $1,137,091; Mr. Alber $26,600; Mr. Fry $465,300; and Mr. Fontana $748,222.

(3)	This column reflects the grant date value of Long Term Incentive Plan grants issued this year for future performance.

(4)	This column includes cash bonuses awarded to our named executive officers under the Non-Equity Incentive Plan for fiscal 2009 service.

(5)	This column (and table below) includes the following amounts for our Named Executive Officers:
•	401(k) matching and profit sharing contributions under Alion’s KSOP;

•	Company contributions for long and short term disability;

•	Amounts paid for life insurance premiums;

•	Amounts paid or reimbursed with respect to health and welfare;

•	Amounts paid or reimbursed with respect to social club membership;

•	Amounts paid or reimbursed with respect to leased cars; and

•	Termination related payments for previously unreported vested Phantom Stock exercised.

(6)	Mr. Fontana resigned as Senior Vice President and Secretary on December 8, 2009. Mr. Goff resigned as Sector Senior Vice President and Sector Manager of the Defense Operations Integration Sector on October 23, 2008. He received $1,500,000 in payments for vested Phantom Stock.

All Other Compensation Fiscal Year 2009

	Company
	Matching		Long and Short		Term Life
Name and	Contributions	Health and	Term Disability	Club	Insurance		Termination
Principal	Under	Welfare	Paid by	Membership	Paid by the	Leased	Related
Position	Alion’s KSOP	Benefits	the Company	Fees	Company	Cars	Payment (1)	Total

Bahman Atefi	$14,950	$52,228	$5,234	$5,410	$810	$25,234	$—	$103,866
Stacy Mendler	$14,950	$37,572	$3,574	$1,647	$598	$26,497	$—	$84,838
Michael Alber	$5,750	$15,074	$3,119	$1,029	$475	$18,830	$—	$44,277
Scott Fry	$14,242	$19,107	$3,385	$—	$548	$29,127	$—	$66,409
James Fontana	$15,391	$33,918	$3,031	$500	$451	$21,696	$—	$74,987
Rob Goff	$13,965	$28,793	$252	$—	$40	$20,105	$1,500,000	$1,563,155

(1)	Mr. Goff received $1,500,000 in payments for vested Phantom Stock.
Summary Compensation Table Fiscal Year 2008
The following table sets forth all compensation with respect to our Chief Executive Officer and our other named executive officers for the year ended September 30, 2008.

						Non-Equity
				Phantom		Incentive
Name and				Stock	SAR	Plan	All Other
Principal Position	Year	Salary	Bonus(1)	Awards(2)	Awards(2)	Compensation (3)	Compensation(4)	Total

Bahman Atefi	2008	$604,749	—	$1,630,296	—	$500,000	$146,488	$2,881,533
Chief Executive Officer and President

Stacy Mendler	2008	$333,185	—	$759,346	—	$200,000	$100,071	$1,392,602
Chief Operating Officer and Executive Vice President

Michael Alber	2008	$220,000	$95,000	$15,836	$3,000	$150,000	$29,910	$513,746
Senior Vice President and Chief Financial Officer

Rob Goff	2008	$318,090	—	$662,625	—	—	$54,577	$1,035,292
Defense Operations Integration Sector Senior Vice President

Scott Fry	2008	$316,171	—	$183,937	—	$225,000	$51,263	$776,371
Engineering and Integration Solutions Sector Senior Vice President

(1)	This column includes non-incentive based cash bonuses, such as sign-on bonuses, paid to named executive officers.

(2)	These columns reflect the fiscal year 2008 expense Alion recognized under SFAS 123(R) for current and prior year phantom stock and SAR awards to named executive officers.

(3)	This column includes cash bonuses awarded to our named executive officers under the non-equity incentive plan for their service in fiscal year 2008.

(4)	This column includes the following amounts paid by Alion:
•	401(k) matching and profit sharing contributions under Alion’s KSOP;
•	Company contributions for long and short term disability insurance;
•	Alion’s portion of life insurance premiums;
•	Amounts paid or reimbursed with respect to health and welfare;
•	Amounts paid or reimbursed for social club membership; and
•	Amounts paid or reimbursed for car leases and automotive expenses.
Please see table below for detailed information regarding all other compensation.
All Other Compensation Fiscal Year 2008

	Company
	Matching		Long and Short		Term Life
	Contributions	Health and	Term Disability	Club	Insurance Paid
Name and Principal	Under Alion’s	Welfare	Paid by the	Membership	by the
Position	KSOP	Benefits	Company	Fees	Company	Leased Cars	Total

Bahman Atefi	$14,625	$94,337	$4,840	$5,120	$735	$26,831	$146,488
Stacy Mendler	$14,625	$55,208	$3,210	—	$531	$26,497	$100,071
Michael Alber	—	12,530	$2,421	—	$356	$14,603	$29,910
Rob Goff	$14,625	$12,812	$3,120	—	$512	$23,508	$54,577
Scott Fry	$10,228	$13,748	$3,108	—	$512	$23,667	$51,263
Summary Compensation Table Fiscal Year 2007
The following table sets forth all compensation with respect to our named executive officers for the year ended September 30, 2007.

					Non-Equity
				Phantom	Incentive
Name and Principal				Stock	Plan	All Other
Position	Year	Salary	Bonus(1)	Awards (2)	Compensation (3)	Compensation(4)	Total

Bahman Atefi	2007	$532,997	—	$976,353	$490,000	$87,119	$2,086,469
Chief Executive Officer and President

Stacy Mendler	2007	$321,206	—	$429,595	$180,000	$65,618	$996,419
Chief Operating Officer and Executive Vice President

Rob Goff	2007	$308,562	—	$146,453	$160,000	$45,119	$660,134
Defense Operations Integration Sector Senior Vice President

Scott Fry	2007	$295,431	—	$195,271	$160,000	$38,121	$688,823
Engineering and Integration Solutions Sector Senior Vice President

(1)	This column includes non-incentive based cash bonuses awarded to our named executive officers, such as sign-on bonuses. None of our named executive officers received any non-incentive bonuses in fiscal year 2007. See the column entitled “Non-equity Incentive Plan Compensation” for other bonuses awarded for their service in fiscal year 2007.

(2)	These columns reflect the dollar amounts that were recognized in fiscal 2007 for financial statement reporting purposes under SFAS 123(R) with respect to phantom stock and SAR awards granted to our named executive officers in fiscal year 2007.

(3)	This column includes cash bonuses awarded to our named executive officers under the Non-Equity Incentive Plan for their service in fiscal year 2007.

(4)	This column includes the following amounts with respect to our Named Executive Officers:
•	401(k) matching and profit sharing contributions under Alion’s KSOP;
•	Company contributions for long and short term disability;
•	Amounts paid for life insurance premiums;
•	Amounts paid or reimbursed with respect to health and welfare;
•	Amounts paid or reimbursed with respect to social club membership; and
•	Amounts paid or reimbursed with respect to leased cars.
Please see table below for detailed information regarding all other compensation.
All Other Compensation Fiscal Year 2007

	Company
	Matching		Long and Short		Term Life
	Contributions	Health and	Term Disability	Club	Insurance Paid
Name and	Under Alion’s	Welfare	Paid by the	Membership	by the	Leased
Principal Position	KSOP	Benefits	Company	Fees	Company	Cars	Total
Bahman Atefi	$14,869	$43,758	$3,921	$4,920	$486	$19,165	$87,119

Stacy Mendler	$14,300	$29,262	$2,644	—	$486	$18,926	$65,618

Rob Goff	$14,300	$15,168	$2,565	—	$486	$12,600	$45,119

Scott Fry	$10,341	$13,075	$2,491	—	$481	$11,733	$38,121
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
As of September 30, 2009, the Company had granted 223,685 shares of phantom stock under the Initial Phantom Stock Plan. No awards are outstanding under this plan.
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

As of September 30, 2009, the Company had granted 340,312 shares of retention incentive phantom stock and 213,215 shares of performance incentive phantom stock of the Company pursuant to the Second Phantom Stock Plan. The performance-based grants were fixed based on the September 30, 2008 share price. No retention or performance incentive awards remain outstanding.
Director Phantom Stock Plan
In November 2004 the Company’s Compensation Committee approved, and the full board adopted, the Alion Science and Technology Corporation Board of Directors Phantom Stock Plan (Director Phantom Stock Plan). The Director Phantom Stock Plan provides for annual awards of shares of phantom stock to non-employee directors of the Company for a fixed amount in addition to their then-current annual director’s fee. The number of shares of phantom stock is determined by dividing the fixed amount by fair market value of a share of Alion common stock on the grant date and rounding up to the next higher whole number. The fixed amount was $40,000 for fiscal 2008 and $35,000 for 2007 and prior years. There were no grants to directors in fiscal 2009. Fair market value is determined by the Compensation Committee in its sole discretion using the most recent valuation of the Company’s common stock made by an independent appraisal that meets the requirements of IRC Section 401(a)(28)(C), as of a date that is no more than 12 months before the date of the award.
Vesting. Grants under the Director Phantom Stock Plan vest in one-third increments each year for three years from the date of the award. Vesting of an award accelerates upon a grantee’s death or disability or upon a change of control of the Company or in other circumstances.
Payments. Before each award is granted (or within 30 days of the grant date for an individual who becomes a director on the grant date), a director may elect whether to receive payment for phantom shares as they vest, or when the award is fully vested. A director who elects to receive payment when an award has fully vested may elect to defer the proceeds of the award into the Alion Science and Technology Director Deferred Compensation Plan provided the election is made no later than one year before the award fully vests. All payments made under the awards are required to be in cash. As of September 30, 2009, the Company had granted 20,779 shares of phantom stock under the Director Phantom Stock Plan.
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
Under the plans, the payment that the Company will make upon the vesting of phantom stock is intended to be made in one lump sum within 60 days of the date of vesting unless a later date is set forth in an individual award agreement. The Compensation Committee, or the Company’s Board of Directors, if it resolves to do so, may delay payment for five years. If the payment is delayed, it will include interest accrued at the prime rate as of the date of vesting until the payment date. In general, the Company expects that the Compensation Committee, or the Board of Directors if it resolves to do so, will examine the Company’s available cash and anticipated cash needs in determining whether to delay payment. Under limited circumstances, payments from the exercise of phantom stock may be rolled over into any non-qualified deferred compensation plan.
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

	Number of
Name	shares		Grant Date	Grant Type	Full vesting period	Period(s) until payout

Bahman Atefi	65,500	(1)	February 2003	Retention	February 2008 (2)	February 2006, 2007, 2008 (3)
	18,695	(1)	November 2003	Retention	November 2008 (2)	November 2006, 2007, 2008 (3)
	43,951		February 2005	Retention	February 2008 (4)	February 2008 (4)
	67,888	(5)	February 2005	Performance	February 2008 (4)	February 2008 (4)
	22,290		November 2005	Retention	November 2008 (4)	November 2008 (4) (6)
	27,863		November 2005	Retention	November 2010 (4)	November 2010 (4) (6)
	24,378		November 2006	Retention	November 2009 (4)	November 2009 (4) (6)
	17,478		November 2007	Retention	November 2010 (4)	November 2010 (4) (6)

Michael Alber	1,248		January 2008	Retention	January 2011(4)	January 2011(4) (6)
	1,219		May 2008	Retention	May 2011(4)	May 2011(4) (6)

Stacy Mendler	28,500	(1)	February 2003	Retention	February 2008 (2)	February 2006, 2007, 2008 (3)
	6,798	(1)	November 2003	Retention	November 2008 (2)	November 2006, 2007, 2008 (3)
	24,151		February 2005	Retention	February 2008 (4)	February 2008 (4)
	37,305	(5)	February 2005	Performance	February 2008 (4)	February 2008 (4)
	11,145		November 2005	Retention	November 2008 (4)	November 2008 (4) (6)
	13,931		November 2005	Retention	November 2010 (4)	November 2010 (4) (6)
	10,726		November 2006	Retention	November 2009 (4)	November 2009 (4) (6)
	4,994		November 2007	Retention	November 2010 (4)	November 2010 (4) (6)

Robert Goff	3,399	(1)	November 2003	Retention	November 2008 (2)	November 2008 (3)
	25,821	(5)	February 2005	Performance	February 2008 (4)	November 2010 (4)
	8,080		November 2005	Retention	November 2008 (4)	November 2008 (4)
	3,657		November 2006	Retention	November 2009 (4)	November 2009 (4)
	4,994		November 2007	Retention	November 2010 (4)	November 2010 (4)

Scott Fry	2,507		February 2005	Retention	February 2009 (4)	February 2010 (4) (6)
	4,179		November 2005	Retention	November 2008 (4)	November 2008 (4) (6)
	4,876		November 2006	Retention	November 2009 (4)	November 2009 (4) (6)
	4,994		November 2007	Retention	November 2010 (4)	November 2010 (4) (6)

James Fontana	10,328		February 2005	Retention	February 2008 (4)	February 2010 (4) (6)
	5,573		November 2005	Retention	November 2008 (4)	November 2008 (4) (6)
	3,657		November 2006	Retention	November 2009 (4)	November 2009 (4) (6)
	2,497		November 2007	Retention	November 2010 (4)	November 2010 (4) (6)

(1)	The initial set of awards made in February 2003 was made solely to Alion’s executive management team. The awards made in November 2003 were made to executives and Alion senior management.

(2)	Pursuant to the Initial Phantom Stock Plan, recipients became fully vested on the fifth year from the grant date, approximately February 2008 and November 2008.

(3)	Pursuant to the Initial Phantom Stock Plan, recipients were to be paid commencing on the fifth year from the date of grant. In November 2005, the Initial Phantom Stock Plan was amended to permit employees to make a one-time election to receive payment for phantom shares as they vested each year or when fully vested. Dr. Atefi and Ms. Mendler made this election; Mr. Goff did not.

(4)	Pursuant to the Second Phantom Stock Plan, recipients could be awarded performance-based or retention-based phantom stock. Performance-based phantom stock fully vested three years from the date of grant; retention-based phantom stock fully vested as specified in individual agreements. Recipients of performance-based and retention-based phantom stock were paid as specified in individual agreements for vested shares not forfeited.

(5)	Pursuant to the Second Phantom Stock Plan, performance awards were subject to change at the vesting date. February 2005 performance-based grants were fixed based on the September 30, 2008 share price.

(6)	In December 2008, Dr. Atefi, Ms. Mendler, Mr. Fry and Mr. Fontana forfeited their right to receive payment for certain vested, unpaid phantom stock awards. Along with Mr. Alber, they also forfeited all phantom stock awards that had not yet vested.

Stock Appreciation Rights (SAR) Plans
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
As of September 30, 2009, the Company had granted, under the 2004 SAR Plan, 1,050,400 SARs of which approximately 791,779 SARs remain outstanding.

Grants of Plan-Based Awards
There were no grants of plan-based awards to named executive officers during fiscal year 2009.
Outstanding Equity Awards at Fiscal Year-End
The following table sets forth information concerning SAR awards held by the named executive officers during fiscal year 2009. There are no outstanding Phantom Stock awards to named executive officers.

SAR Awards
	Number of	Number of
	securities	securities
	underlying	underlying
	unexercised	unexercised	SAR
	SARs (#)	SARs (#)	exercise	SAR
Name	Exercisable	Unexercisable	price ($)	expiration date

Scott Fry (1)	1,000	3,000	$19.94	12/01/10
Michael Alber (2)	1,250	3,750	$40.05	12/13/13

(1)	In February 2005, Mr. Fry was awarded 4,000 SARs at the exercise price of $19.94 per share, all of which were outstanding as of September 30, 2009.

(2)	In December 2007, Mr. Alber was awarded 5,000 SARs at the exercise price of $40.05 per share, all of which were outstanding as of September 30, 2009.
SAR Exercises
The table below lists SARs exercised by the named executive officers during fiscal 2009. There were no SAR or Phantom Stock grants to named executive officers in fiscal 2009.

	SAR Awards
	Number of
	shares	Value realized
	acquired on	on
	exercise	exercise
Name	(#)	($)

Rob Goff (1)	500	$11,820
James Fontana (2)	2,000	$47,280

(1)	Mr. Goff exercised 500 SARs at $38.35 with an exercise price of $14.71 per share.

(2)	Mr. Fontana exercised 2,000 SARs at $38.35 with an exercise share price of $14.71 per share.
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

James Fontana and Scott Fry are the only named executive officers who elected to defer compensation to a non-tax-qualified defined contribution plan during fiscal year 2009.

			Aggregate
	Executive	Registrant	Earnings	Aggregate	Aggregate
	Contributions	Contributions	in	Withdrawals/	Balance at
	in Last FY	in Last FY	Last FY	Distributions	Last FYE
Name	($)	($)	($)	($)	($)
James Fontana	—	—	$(15,508)	—	$210,167
Scott Fry	—	—	$(52,820)	—	$321,215
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
Long Term Incentive and Deferred Compensation Plans. Under the terms of our long term incentive and deferred compensation plans, all unvested awards held by the named executive officers, are subject to accelerated vesting following termination.
The following table sets forth our estimates regarding the potential value of any cash payments and benefits and accelerated vesting of stock awards to be received by named executive officers under their employment agreements and plans, assuming a change in control of the Company occurred on the last business day of fiscal 2009.
Termination by the Company without Cause;
Termination by Executive based upon Constructive Termination;
Termination in the event of Death or Disability;
Termination upon Expiration of the Employment Agreement due to Company Election Not to Extend;
Change in Control

	Severance	Early Vesting of
Name	Amount	LTIP Awards	Other	Total
	(a)	(b)	(c)	(d)
Bahman Atefi	$2,700,000	$2,737,053	$25,000	$5,462,053
Stacy Mendler	$975,000	$1,205,341	$25,000	$2,205,341
Michael Alber	$525,000	$94,646	$25,000	$644,646
Scott Fry	$600,000	$210,662	$25,000	$835,662
James Fontana	$360,000	$86,180	$25,000	$471,180

(a)	Represents payment of a percentage of the executive’s annual salary and a percentage of the bonus the executive would have earned as of such date based upon the actual bonus paid for fiscal 2009 performance.

Name	Salary	Bonus
Bahman Atefi	200%	200%
Stacy Mendler	150%	150%
Michael Alber	100%	100%
Scott Fry	100%	100%
James Fontana	100%	100%

(b)	Represents the value of the vested LTIP awards not yet payable and unvested LTIP awards held by the executive as of September 30, 2009. This amount does not include any amounts for unvested Category E and F LTIP awards as no

Named Executive Officer has as yet completed 18 months of post-award service. Amounts in this column would be paid to the executive if termination were to occur within one year following execution of a definitive change in control agreement where such transaction is subsequently consummated.

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

(d)	Represents the maximum amount that the executive can receive, including payment for accelerated LTIP award vesting in the event of a termination occurring within one year following the execution of a definitive agreement for a change in control, which transaction is subsequently consummated.
Director Compensation

	Fees earned
	or paid in	All other
	cash	compensation
Name	($) (1)	($) (2)	Total
Edward C. Pete Aldridge, Jr.	$51,500	$3,963	$55,463
Leslie Armitage	$45,000	—	$45,000
Lewis Collens	$42,500	$2,471	$44,971
Admiral (Ret.) Harold W. Gehman, Jr.	$53,000	$804	$53,804
General (Ret.) George A. Joulwan	$50,000	—	$50,000
General (Ret.) Michael E. Ryan	$52,000	$3,108	$55,108
David Vitale	$11,000	$1,022	$12,022

(1)	This column represents the total fees including the annual retainer fee to non-employee directors. The Company’s employee directors do not receive any additional compensation for their services as members of the Board of Directors. For the year ended September 30, 2009, the Company’s non-employee directors received an annual retainer of $30,000, payable in quarterly installments, for their services as members of the Board of Directors. In addition, each director receives a fee of $2,500 for in-person attendance at a Board of Directors meeting, and $1,000 for telephone attendance at a Board of Directors meeting. The chairman of the Audit and Finance Committee receives $7,500 per year for each year he or she serves in such capacity. The other board committee chairmen receive $5,000 per year for each year he or she serves in such capacity. Board committee members receive $1,000 per committee meeting if the committee meeting occurs on a day other than the day of a full Alion Board of Directors meeting. Alion reimburses directors for reasonable travel expenses in connection with attendance at Board of Directors and board committee meetings.

(2)	The amounts included in this column represent the amount paid by the Company for travel expenses to attend Board of Directors meetings.
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
The following table sets forth certain information as of September 30, 2009, regarding the beneficial ownership of the Company’s common stock by certain beneficial owners and all directors and Named Executive Officers, both individually and as a group. The Company knows of no other person not disclosed herein who beneficially owns more than 5% of the Company’s common stock. The address of the beneficial owner (as required) and the dates applicable to the beneficial ownership indicated are set forth in the footnotes below.

		Amount and Nature
		of Beneficial		Percentage
Name of Beneficial Owner	Title of Class	Ownership		of Class (1)
Five Percent Security Holders:
Illinois Institute of Technology (2)	Common stock	1,630,437	(3)	23.1
Directors (4) and Executive Officers:
Bahman Atefi	Common stock	56,398	(5)	1.0
Stacy Mendler	Common stock	74,278	(5)	1.4
Michael Alber	Common stock	67	(5)	*
Scott Fry	Common stock	4,753	(5)	*
James Fontana	Common stock	5,132	(5)	*
All Directors and Executive Officers as a Group (5 Persons )	Common stock	140,628	(5)	2.6

*	less than 1%.

(1)	Percentages are based on 5,424,274, shares outstanding on September 30, 2009, including common stock shares subject to warrants. Warrant related shares are deemed to be outstanding in computing IIT’s percentage; they are not included when computing the ownership percentage of any other person in this table. The table is based upon information that the Company possesses and believes to be accurate. Unless indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(2)	Illinois Institute of Technology’s address is 3300 South Federal Street, Chicago, IL 60616.

(3)	The shares deemed to be beneficially held by IIT represents currently exercisable warrants for 1,630,437 shares of common stock.

(4)	The Company does not believe any director other than Dr. Atefi beneficially owns any Alion common stock.

(5)	Includes beneficial ownership of Alion common stock held by the Alion KSOP.
Changes in Control
The Company does not know of any arrangements, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
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
Independent Directors
At least a majority of the Company’s directors meet the test of “independence” as defined by the listing standards of NYSE Amex. The NYSE Amex standards provide that to qualify as an “independent” director, in addition to satisfying certain bright-line criteria, the board of directors must affirmatively determine that a director has no material relationship with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company). Our board of directors has determined that Pete Aldridge, Jr., Leslie Armitage, Lewis Collens, Harold Gehman, Jr., David Vitale, George Joulwan, and Michael Ryan, satisfy the bright-line criteria and that none has a relationship with the Company that would interfere with such person’s ability to exercise independent judgment as a member of the board. Therefore, we believe that each of these directors is independent under the NYSE Amex rules.
The Audit and Finance Committee currently consists of Leslie Armitage, Harold Gehman, Jr., and Michael Ryan. All members of the Audit and Finance Committee are independent in accordance with the listing standards of the NYSE Amex.
The Compensation Committee currently consists of Harold Gehman, Jr., Pete Aldridge, Jr., Leslie Armitage, Lewis Collens and George Joulwan. All members of the Compensation Committee are independent in accordance with the listing standards of the NYSE Amex.
The Governance and Compliance Committee currently consists of Michael Ryan, Bahman Atefi, George Joulwan and Harold Gehman, Jr. All members of the Governance and Compliance Committee, excluding Bahman Atefi, are independent in accordance with the listing standards of the NYSE Amex.

Item 14.	Principal Accountant Fees and Services
Consistent with its charter, the Audit and Finance Committee is responsible for engaging the Company’s independent public accountants. Since December 2003, all audit and permitted non-audit services require advance approval by the Audit and Finance Committee. The full Committee approves proposed services and estimated fees for these services. The Audit and Finance Committee approved in advance all services performed by our auditors in fiscal 2009 and 2008.
The following table summarizes the fees of Deloitte & Touche LLP, the Company’s independent registered public accounting firm billed to the Company for each of the last two fiscal years for audit services and billed to the Company in each of the last two fiscal years for other services:

Fee Category	2009	2008
Audit Fees(1)	$1,025,000	$1,052,885
Audit-Related Fees(2)	158,515	142,115
Tax Fees	196,088	154,485

Total Fees	$1,379,603	$1,349,485

(1)	Audit fees include fees for auditing Alion’s financial statements, reviewing interim financial statements included in quarterly reports on Form 10-Q, and providing other professional services in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees are fees for assurance and similar services for employee benefit plan audits and services provided in conjunction with acquisitions and accounting consultations. These services were approved by the Audit and Finance Committee.

Item 15.	Exhibits and Financial Statement Schedules
Consolidated Financial Statements of Alion Science and Technology Corporation
Consolidated Financial Statement Schedules
Schedule II — Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to	Additions			Balance
Allowance for Doubtful	Beginning	Costs and	Charged to			at End of
Accounts Receivable	of Year	Expenses	Revenue	Deductions (1)	Acquisitions	Year
Fiscal year ended 2009	$3,962	$1,014	$—	$(557)	$—	$4,419
Fiscal year ended 2008	$5,272	$(578)	$—	$(732)	$—	$3,962
Fiscal year ended 2007	$3,961	$1,812	$364	$(865)	$—	$5,272

(1)	Accounts receivable written off against the allowance for doubtful accounts.

(b) Exhibits

Exhibit
No.	Description
3.2	Amended and Restated By-laws of Alion Science and Technology Corporation. (24)
3.3	Third Amended and Restated Certificate of Incorporation of Alion Science and Technology Corporation. (15)
4.1	Indenture dated as of February 8, 2007, among Alion Science and Technology Corporation, certain subsidiary guarantors and Wilmington Trust Company, as trustee. (27)
4.2	Form of 10.25% Senior Notes due 2015. (27)
4.3	Amended and Restated Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (28)
4.4	First Amendment to Amended and Restated Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (30)
4.5	Second Amendment to Amended and Restated Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (39)
10.1	Seller Note Securities Purchase Agreement by and between IIT Research Institute and Alion Science and Technology Corporation (“Seller Note Agreement’). (2)
10.2
Seller Warrant Agreement by and among Alion Science and Technology Corporation, IIT Research Institute and Alion Science and Technology Employee Ownership, Savings and Investment Trust (“Seller Warrant Agreement”). (3)

10.3	Rights Agreement by and among Alion Science and Technology Corporation, IIT Research Institute and Alion Science and Technology Employee Ownership, Savings and Investment Trust. (2)
10.4
Term B Senior Credit Agreement (the “Term B Senior Credit Agreement”) that includes a revolving credit facility and Term B note, by and among Credit Suisse First Boston as arranger, various lenders, and Alion Science and Technology Corporation. (8)

10.5	First Amendment to the Seller Warrant Agreement. (8)
10.6	Second Amendment to the Seller Warrant Agreement. (9)
10.7	Commitment letter agreement by and between Alion Science and Technology Corporation and Credit Suisse First Boston. (10)
10.8	Third Amendment to the Seller Warrant Agreement. (11)
10.9
Stock Purchase Agreement by and among Alion Science and Technology Corporation, John J. McMullen Associates, Inc., Marshall and Ilsley Trust Company, N.A. as Trustee to the John J. McMullen, Inc. Employee Stock Ownership Trust and P. Thomas Diamant, Anthony Serro, and David Hanafourde. (12)

10.10	Incremental Term Loan Assumption Agreement and Amendment No. 1 under the Term B Senior Credit Agreement. (13)
10.11	Employment Agreement between Alion Science and Technology Corporation and Anthony Serro. (14)*
10.12	Employment Agreement between Alion Science and Technology Corporation and P. Thomas Diamant. (14)*
10.13	Alion Science and Technology Corporation Board of Directors Phantom Stock Plan. (16)*
10.14	Amended and Restated Alion Science and Technology Corporation Phantom Stock Plan. (16)*
10.15	Amended and Restated Alion Science and Technology Corporation Performance Shares and Retention Phantom Stock Plan. (16)*
10.16	Amended and Restated Alion Science and Technology Corporation 2002 Stock Appreciation Rights Plan. (16)*
10.17	Amended and Restated Alion Science and Technology Corporation 2004 Stock Appreciation Rights Plan. (16)*
10.18	Amended and Restated Alion Science and Technology Corporation Executive Deferred Compensation Plan. (16)*
10.19	Amended and Restated Alion Science and Technology Corporation Director Deferred Compensation Plan. (16)*
10.20	Commitment letter by and between Alion Science and Technology Corporation, Credit Suisse and Credit Suisse Securities (USA) LLC. (18)
10.21	Incremental Term Loan Assumption Agreement and Amendment No. 2 under the Term B Senior Credit Agreement. (19)
10.22	Fourth Amendment to the Seller Warrant Agreement. (20)
10.23	Mezzanine Warrant Redemption Agreement by and between Alion Science and Technology Corporation and Illinois Institute of Technology. (20)
10.24	Alion Mezzanine Warrant Redemption Agreement by and among Alion Science and Technology Corporation, Alion Science and Technology Employee Ownership, Savings and Investment Trust and Bahman Atefi. (20)
10.25	Asset Purchase Agreement dated as of June 4, 2006, by and between Anteon Corporation, Alion Technical Services Corporation and Alion Science and Technology Corporation. (21)

Exhibit
No.	Description
10.26	Incremental Term Loan Assumption Agreement and Amendment No. 3 under the Term B Senior Credit Agreement. (21)
10.27
Bridge Loan Agreement dated as of June 30, 2006, by and among Alion Science and Technology Corporation, HFA, METI, CATI, JJMA, BMH, WCI, MA&D, CS, and the lenders party thereto (“Bridge Loan Agreement”). (21)

10.28	Closing Letter Agreement dated as of June 30, 2006, by and among Alion Science and Technology Corporation, Alion Technical Services Corporation and Anteon Corporation. (21)
10.29	First Amendment to Seller Note Agreement. (21)
10.30	Commitment letter by and between Alion Science and Technology Corporation, Credit Suisse and Credit Suisse Securities (USA) LLC. (22)
10.31	Amendment No. 1 to Bridge Loan Agreement. (25)
10.32	Incremental Term Loan Assumption Agreement under the Term B Senior Credit Agreement. (26)
10.33	Purchase Agreement dated January 26, 2007 among Alion Science and Technology Corporation, certain subsidiary guarantors and Credit Suisse Securities (USA) LLC. (27)
10.34	Amendment No. 4 to the Term B Senior Credit Agreement. (27)
10.35	Registration Rights Agreement dated February 8, 2007 among Alion Science and Technology Corporation, certain subsidiary guarantors and Credit Suisse Securities (USA) LLC. (27)
10.36	Employment Agreement between Alion Science and Technology Corporation and Dr. Bahman Atefi. (29)*
10.37	Employment Agreement between Alion Science and Technology Corporation and Stacy Mendler. (31)*
10.39	Employment Agreement between Alion Science and Technology Corporation and James Fontana. (38)*
10.40	Employment Agreement between Alion Science and Technology Corporation and Rob Goff. (31)*
10.41	Employment Agreement between Alion Science and Technology Corporation and Scott Fry. (38) *
10.42	Employment Agreement between Alion Science and Technology Corporation and Buck Buchanan.(38)*
10.43	Incremental Term Loan Assumption Agreement under the Term B Senior Credit Agreement. (32)
10.44	Employment Agreement by and between Alion Science and Technology Corporation and Michael J. Alber. * (34)
10.46
Third Amendment to the Seller Note Securities Purchase Agreement and First Amendment to Rights Agreement dated as of August 29, 2008, by and between Alion Science and Technology Corporation, Illinois Institute of Technology, Alion Science and Technology Corporation Employee Ownership, Savings and Investment Trust, Bahman Atefi and Stacy Mendler. (36)

10.47	Junior Subordinated Second Amended and Restated Seller Note made by Alion Science and Technology Corporation to the order of Illinois Institute of Technology dated as of August 29, 2008. (36)
10.48
Amended and Restated Seller Warrant Agreement dated as August 29, 2008, by and between Alion Science and Technology Corporation, Illinois Institute of Technology and Alion Science and Technology Corporation Employee Ownership, Savings and Investment Trust. (36)

10.50	Amendment No. 5 to the Term B Senior Credit Agreement. (37)
10.51	Separation Agreement and General Release with Leroy R. Goff, III.* (39)
10.52	Settlement Agreement and General Release with John M. Hughes.* (39)
10.53	Alion Science and Technology Corporation Long-Term Incentive Plan.* (39)
10.54	2008 Executive Bonus Agreement dated as of November 21, 2008, by and between Alion Science and Technology Corporation and Scott Fry.* (39)
10.55	Form of Alion Science and Technology Corporation Category A Long Term Incentive Plan Award Agreement.* (39)
10.56	Form of Alion Science and Technology Corporation Category B Long Term Incentive Plan Award Agreement.* (39)
10.57	Form of Alion Science and Technology Corporation Category C Long Term Incentive Plan Award Agreement.* (39)
10.58	Form of Alion Science and Technology Corporation Category D Long Term Incentive Plan Award Agreement.* (39)
10.59	Form of Alion Science and Technology Corporation Ongoing Long Term Incentive Plan Award Agreement.* (39)
10.60	Amendment No. 6 to the Term B Senior Credit Agreement. (40)
10.61	Amendment No. 7 to the Term B Senior Credit Agreement. (41)
10.62	Amendment No. 9 to the Term B Senior Credit Agreement. (42)
10.63	Waiver dated as of December 14, 2009, by and among the Company, HFA, METI, CATI, JJMA, BMH, WCI. MA&D, WCGS, CS and the lenders party thereto, related to the Term B Senior Credit Agreement. (43)
10.64
Note and Warrant Redemption Agreement, Fourth Amendment to Seller Note Securities Purchase Agreement, First Amendment to the Second Amended and Restated Seller Note and Rights Agreement Termination Agreement, dated as of December 18, 2009 between Alion Science and Technology Corporation and Illinois Institute of Technology. (44)

Exhibit
No.		Description
12		Computation of Ratios
14		Fourth Edition of The Alion Code of Ethics, Conduct and Responsibility (33)
21		Subsidiaries of Alion Science and Technology Corporation are wholly-owned (either directly or indirectly) by Alion Science and Technology Corporation:
(i	)	Human Factors Applications, Inc., incorporated in the Commonwealth of Pennsylvania,
(ii	)	Innovative Technology Solutions Corporation, incorporated in the State of New Mexico,
(iii	)	Alion-IPS Corporation, incorporated in the Commonwealth of Virginia,
(iv	)	Alion-METI Corporation, incorporated in the Commonwealth of Virginia,
(v	)	Alion-CATI Corporation, incorporated in the State of California,
(vi	)	Alion-JJMA Corporation, incorporated in the State of New York,
(vii	)	Alion Technical Services Corporation, incorporated in the Commonwealth of Virginia,
(viii	)	Alion Technical Services Corporation, incorporated in the State of Delaware,
(ix	)	Alion Canada (U.S.), Inc., incorporated in the State of Delaware,
(x	)	Alion Science and Technology (Canada) Corporation, incorporated in the Province of Nova Scotia,
(xi	)	Alion-BMH Corporation, incorporated in the Commonwealth of Virginia,
(xii	)	Washington Consulting, Inc., incorporated in the Commonwealth of Virginia,
(xiii	)	Alion-MA&D Corporation, incorporated in the State of Colorado, and
(xiv	)	Washington Consulting Government Services, Inc., incorporated in the Commonwealth of Virginia.
31.1		Certification of Chief Executive Officer of Alion Science and Technology Corporation pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer of Alion Science and Technology Corporation pursuant to 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1		Certification of Chief Executive Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the Company’s Pre-Effective Amendment No. 3 to the Registration Statement on Form S-1 filed with the SEC on October 7, 2002.

(2)	Incorporated by reference from the Company’s Post-Effective Amendment No. 3 to the Registration Statement on Form S-1 filed with the SEC on March 24, 2003.

(3)	Incorporated by reference from the Company’s December 2002 Form 10-Q filed with the SEC on February 3, 2003.

(4)	Incorporated by reference from the Company’s August 2003 Form 10-Q filed with the SEC on July 4, 2003.

(5)	Incorporated by reference from the Company’s Registration Statement on Form S-8 filed with the SEC on April 28, 2004.

(6)	Incorporated by reference from the Company’s March 2004 Form 10-Q filed with the SEC on May 17, 2004.

(7)	Incorporated by reference from the Company’s June 2004 Form 10-Q filed with the SEC on August 13, 2004.

(8)	Incorporated by reference from the Company’s September 2004 Form 10-K filed with the SEC on December 28, 2004.

(9)	Company’s Post-effective Amendment No. 5 to the Registration Statement on Form S-1 filed with the SEC on January 24, 2005.

(10)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on March 9, 2005.

(11)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on March 14, 2005.

(12)	Incorporated by reference from the Company’s Form 8-K/A filed with the SEC on April 6, 2005.

(13)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on April 6, 2005.

(14)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on April 7, 2005.

(15)	Incorporated by reference from the Company’s March 2005 Form 10-Q filed with the SEC on May 13, 2005.

(16)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on December 2, 2005.

(17)	Incorporated by reference from the Company’s September 2004 Form 10-K filed with the SEC on January 31, 2006.

(18)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on February 23, 2006.

(19)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on March 29, 2006.

(20)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on March 31, 2006.

(21)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on June 7, 2006.

(22)	Incorporated by reference from the Company’s June 2006 Form 10-Q filed with the SEC on August 14, 2006

(23)	Incorporated by reference from the Company’s Form 8-K/A filed with the SEC on June 1, 2006.

(24)	Incorporated by reference from the Company’s September 2006 Form 10-K filed with the SEC on December 1, 2006.

(25)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on December 14, 2006.

(26)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on January 10, 2007.

(27)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on February 8, 2007.

(28)	Incorporated by reference from the Company’s Form S-4 filed with the SEC on April 30, 2007.

(29)	Incorporated by reference from the Company’s Form S-4 (8-K) filed with the SEC on June 21, 2007.

(30)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on July 13, 2007.

(31)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on July 20, 2007.

(32)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on July 20, 2007.

(33)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on November 9, 2009.

(34)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on April 8, 2008.

(35)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008 filed with the SEC on August 13, 2008.

(36)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on September 4, 2008.

(37)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on October 6, 2008.

(38)	Incorporated by reference from the Company’s Form 10-K filed with the SEC on December 28, 2007.

(39)	Incorporated by reference from the Company’s Form 10-K filed with the SEC on December 23, 2008.

(40)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on July 29, 2009.

(41)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on September 30, 2009.

(42)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on October 13, 2009.

(43)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on December 16, 2009.

(44)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on December 24, 2009

*	Denotes management contract and/or compensatory plan/arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 24, 2009	ALION SCIENCE AND TECHNOLOGY CORPORATION (Registrant)
	By:	/s/ BAHMAN ATEFI
Bahman Atefi
Chairman, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bahman Atefi Bahman Atefi	Chairman, Chief Executive Officer and Director	December 24, 2009

/s/ Michael J. Alber Michael J. Alber	Senior Vice President and Chief Financial Officer	December 24, 2009

/s/ Jeffrey L. Boyers Jeffrey L. Boyers	Corporate Vice President and Principal Accounting Officer	December 24, 2009

/s/ Leslie L. Armitage Leslie Armitage	Director	December 24, 2009

/s/ Lewis Collens Lewis Collens	Director	December 24, 2009

/s/ Harold W. Gehman, Jr. Harold Gehman	Director	December 24, 2009

David J. Vitale	Director	December 24, 2009

/s/ George A. Joulwan	Director	December 24, 2009
George A. Joulwan

/s/ Michael E. Ryan Michael E. Ryan	Director	December 24, 2009

/s/ Edward C. Aldridge, Jr. Edward C. (Pete) Aldridge, Jr.	Director	December 24, 2009
Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants which Have Not Registered Securities Pursuant to Section 12 of the Act
No annual report or proxy material has been sent to security holders.