Form 10-Q
period 2009-12-31
ALION SCIENCE & TECHNOLOGY CORP
filed 2010-01-26
CIK 1166568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of Alion Science and Technology Corporation
Common Stock as of January 26, 2009, was: Common Stock 5,423,529

ALION SCIENCE AND TECHNOLOGY CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2009

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ALION SCIENCE AND TECHNOLOGY CORPORATION
Condensed Consolidated Balance Sheets (unaudited)
As of December 31, 2009 and September 30, 2009

	December 31,	September 30,
	2009	2009
	(In thousands, except share
	and per share information)
Current assets:

Cash and cash equivalents	$—	$11,185
Accounts receivable, net	185,144	180,157
Prepaid expenses and other current assets	4,616	3,795

Total current assets	189,760	195,137
Property, plant and equipment, net	13,881	14,474
Intangible assets, net	25,864	28,680
Goodwill	398,921	398,921
Other assets	10,620	10,286

Total assets	$639,046	$647,498

Current liabilities:
Book cash overdraft	$5,074	$—
Interest payable	15,419	9,039
Current portion, senior term loan payable	2,389	2,389
Current portion of subordinated note payable	6,000	3,000
Current portion, acquisition obligations	—	50
Trade accounts payable	49,188	60,707
Accrued liabilities	53,066	45,425
Accrued payroll and related liabilities	35,014	43,033
Billings in excess of revenue earned	3,438	3,661

Total current liabilities	169,588	167,304
Senior term loan payable, excluding current portion	226,969	229,221
Senior unsecured notes	245,462	245,241
Subordinated note payable	45,715	46,932
Accrued compensation, excluding current portion	6,058	5,740
Accrued postretirement benefit obligations	729	717
Non-current portion of lease obligations	7,594	7,286
Redeemable common stock warrants	32,557	32,717
Commitments and contingencies	—	—
Redeemable common stock, $0.01 par value, 8,000,000 shares authorized, 5,423,529 and 5,424,274 shares issued and outstanding at December 31, 2009 and September 30, 2009	187,112	187,137
Accumulated other comprehensive loss	(238)	(238)
Accumulated deficit	(282,500)	(274,559)

Total liabilities, redeemable common stock and accumulated deficit	$639,046	$647,498

See accompanying notes to condensed consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION
Condensed Consolidated Statements of Operations (unaudited)

	Quarter Ended December 31,
	2009	2008
	(In thousands, except share
	and per share information)

Contract revenue	$205,738	$188,796
Direct contract expense	158,996	145,322

Gross profit	46,742	43,474

Operating expenses:
Indirect contract expense	9,286	9,124
Research and development	261	69
General and administrative	16,007	10,173
Rental and occupancy expense	7,986	7,738
Depreciation and amortization	4,231	4,806

Total operating expenses	37,771	31,910

Operating income	8,971	11,564
Other income (expense):
Interest income	45	23
Interest expense	(16,886)	(14,088)
Other	(111)	(35)

Total other expenses	(16,952)	(14,100)

Loss before income taxes	(7,981)	(2,536)

Income tax benefit (expense)	40	(4)

Net loss	$(7,941)	$(2,540)

Basic and diluted loss per share	(1.46)	(0.49)

Basic and diluted weighted average common shares outstanding	5,424,031	5,229,523

See accompanying notes to condensed consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION
Condensed Consolidated Statements of Cash Flows (unaudited)

	Quarter Ended December 31,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net loss	$(7,941)	$(2,540)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,231	4,806
Bad debt expense	—	253
Loss on disposal of assets	19	—
Accretion of debt to face value	606	590
Amortization of debt issuance costs	966	683
Change in fair value of redeemable common stock warrants	(160)	(1,454)
Incentive and stock-based compensation	605	(4,603)
Loss on interest rate hedging agreements	—	18
Changes in assets and liabilities:
Accounts receivable	(4,988)	(6,319)
Other assets	(536)	(188)
Trade accounts payable	(11,400)	(5,719)
Accrued liabilities	(750)	(1,197)
Interest payable	6,381	8,162
Other liabilities	1,333	2,219

Net cash used in operating activities	(11,634)	(5,289)
Cash flows from investing activities:
Cash paid for acquisitions-related obligations	(50)	(166)
Capital expenditures	(814)	(407)

Net cash used in investing activities	(864)	(573)
Cash flows from financing activities:
Change in book overdraft	5,074	—
Payment of debt issuance costs	(3,127)	—
Cash paid under interest rate swap	—	(4,647)
Payment of senior term loan principal	(608)	(608)
Payment of subordinated note principal	—	(3,000)
Revolver borrowings	15,900	97,600
Revolver payments	(15,900)	(97,600)
Redeemable common stock purchased from ESOP Trust	(26)	(9)
Redeemable common stock sold to ESOP Trust	—	2,669

Net cash provided (used in) by financing activities	1,313	(5,595)
Net decrease in cash and cash equivalents	(11,185)	(11,457)
Cash and cash equivalents at beginning of period	11,185	16,287

Cash and cash equivalents at end of period	$—	$4,830

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,916	$4,282
Cash (received) paid for taxes	$(40)	$4
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
(2) Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of Alion Science and Technology Corporation (a Delaware corporation), and its wholly-owned subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with generally accepted accounting principles, have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The statements are prepared on the accrual basis of accounting and include the accounts of Alion and its wholly-owned subsidiaries from their date of acquisition or formation. All inter-company accounts have been eliminated in consolidation. There were no changes to Alion’s subsidiaries in the current fiscal year.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments and reclassifications that are necessary for fair presentation of the periods presented. The results for the three months ended December 31, 2009 are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K for the year ended September 30, 2009.
The Company has evaluated material events and transactions that have occurred after the balance sheet date and concluded that no subsequent events have occurred through January 26, 2010, that require adjustment to or disclosure in this Form 10-Q.
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
Contracts with agencies of the federal government are subject to periodic funding by the contracting agency concerned. A contract may be fully funded at its inception or ratably throughout its period of performance as services are provided. If the Company determines contract funding is not probable, it defers revenue recognition until realization is probable. Federal government contract costs are subject to federal government audit and adjustment through negotiations with government representatives. The government considers Alion a major contractor and maintains an office on site to perform various audits. The government has audited the Company’s claimed costs through fiscal year 2004. Indirect rates have been negotiated and settled through fiscal year 2004. Settlement had no material adverse effect on the Company’s results of operations or cash flows. DCAA is currently auditing the Company’s indirect cost proposals for fiscal 2005 and 2006. The Company submitted its fiscal year 2008 and 2007 indirect cost proposals in March 2009 and 2008 and expects to submit its 2009 proposal in March 2010. The Company has recorded revenue on federal government contracts in amounts it expects to realize.
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
The Company generates software-related revenue from licensing software and providing services. In general, professional services are essential to the functionality of the solution sold and the Company recognizes revenue by applying the percentage of completion method in accordance with ASC 605- Revenue Recognition.
Income Taxes
Alion is an S-corporation under the provisions of the Internal Revenue Code of 1986, as amended. For federal and certain state income tax purposes, the Company is not subject to tax on its income. Alion’s income is allocated to its shareholder, the Alion Science and Technology Corporation Employee Stock Ownership, Savings and Investment Trust (the ESOP Trust). Alion may be subject to state income taxes in those states that do not recognize S corporations. The Company is subject to franchise and business taxes. All of Alion’s wholly-owned operating subsidiaries are qualified subchapter S or disregarded entities which are included in the Company’s consolidated federal income tax returns. Alion’s Canadian subsidiary is subject to income taxation in Canada at the federal and provincial level.
Cash and Cash Equivalents
The Company considers cash in banks, and deposits with financial institutions with maturities of three months or less at time of purchase which it can liquidate without prior notice or penalty, to be cash and cash equivalents.
Accounts Receivable and Billings in Excess of Revenue Earned
Accounts receivable include billed accounts receivable, amounts currently billable and revenue in excess of billings on uncompleted contracts that represent accumulated project expenses and fees which have not been billed or are not currently billable as of the date of the consolidated balance sheet. Revenue in excess of billings on uncompleted contracts is stated at estimated realizable value. Unbilled accounts receivable include revenue recognized for customer-related work performed by Alion on new and existing contracts for which the Company had not received contracts or contract modifications. The allowance for doubtful accounts is Alion’s best estimate of the amount of probable losses in the Company’s existing billed and unbilled accounts receivable. The Company determines the allowance using specific identification and historical write-off experience based on age of receivables. Billings in excess of revenue and advance collections from customers represent amounts received from or billed to customers in excess of project revenue recognized to date.

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
The Company accounts for goodwill and other intangible assets in accordance with the provisions of ASC 350- Intangibles, Goodwill and Other Assets. Alion is required to review goodwill at least annually for impairment or, more frequently if events and circumstances indicate goodwill might be impaired. The Company performs its annual review at the end of each fiscal year. Alion is required to recognize an impairment loss to the extent that its goodwill carrying amount exceeds fair value. Evaluating any impairment to goodwill involves significant management estimates. To date, these annual reviews have resulted in no adjustments.
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

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
In the Company’s most recent impairment testing, market multiples for trailing twelve month EBITDA for comparable companies (publicly traded professional services government contractors) ranged from a low of 9.0 to a high of 12.7, with a median value of 10.4. Market multiples for trailing twelve month revenue ranged from a low of 0.76 to a high of 1.22, with a median value of 0.99. Management used median market multiples and a weighted average cost of capital rate of 12.5% derived from market-based inputs, the tax-effected interest cost of Alion’s outstanding debt and a hypothetical market participant capital structure. Management estimates future years’ EBITDA based on Alion’s historical adjusted EBITDA as a percentage of revenue. Management estimated future revenue would grow 7%-10% annually. Prior year market multiples for trailing twelve month EBITDA for comparable professional services government contractors ranged from a low of 9.4 to a high of 16.7, with a median value of 12.4. Prior year market multiples for trailing twelve month revenue ranged from a low of 0.72 to a high of 1.75, with a median value of 1.02. The prior year weighted average cost of capital rate was 12.0% derived from market-based inputs, the tax-effected interest cost of Alion’s outstanding debt and a hypothetical market participant capital structure. There were no changes to the methods used in prior periods to evaluate goodwill. Changes in one or more inputs could materially alter the calculation of Alion’s enterprise fair value and thus the Company’s determination of whether its goodwill is potentially impaired. A hypothetical 10% increase or decrease in the weighted average cost of capital rate at September 30, 2009 would have produced a corresponding approximate 5% decrease or increase in estimated enterprise value. At September 30, 2009, market-multiple based enterprise value exceeded discounted cash flow enterprise value by approximately 7%.
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
Alion completed its most recent goodwill impairment analysis in the fourth quarter of fiscal year 2009 and concluded no goodwill impairment existed as of September 30, 2009. The estimated fair value of each reporting unit substantially exceeded its September 2009 carrying value. A hypothetical 10% decrease in fair value would not have resulted in impairment to goodwill for any reporting unit or triggered the need to perform additional step two analyses for any reporting unit. There were no changes to goodwill in the quarter ended December 31, 2009 nor were there any significant events in the quarter that indicated impairment to goodwill as of December 31, 2009.
Alion amortizes intangible assets as economic benefits are consumed over estimated useful lives. As of December 31, 2009, the Company had a recorded net intangible asset balance of approximately $25.9 million, composed primarily of purchased contracts from the JJMA and Anteon contract acquisitions. The Company amortizes intangible assets as it consumes the economic benefits over the assets’ estimated useful lives.

Purchased contracts	1 – 13 years
Internal use software and engineering designs	2 – 3 years
Non-compete agreements	3 – 6 years
Redeemable Common Stock
There is no public market for Alion’s common stock and therefore no observable price for its equity, individually or in the aggregate. The ESOP Trust holds all the Company’s outstanding common stock. Under certain circumstances, ESOP beneficiaries can require the ESOP Trust to distribute the value of their beneficial interests. The ESOP Trustee can distribute cash or shares of Alion common stock. The Internal Revenue Code (IRC) and ERISA require the Company to offer ESOP participants who receive Alion common stock a liquidity put right which requires the Company to purchase distributed shares at fair market value. Eventual redemption of shares of Alion common stock is outside the Company’s control; therefore, Alion classifies its outstanding shares of redeemable common stock as a liability.
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
Alion records changes in the reported value of its outstanding common stock through an offsetting charge or credit to accumulated deficit. There were no fair value adjustments to redeemable common stock in the current quarter. The accumulated deficit at December 31, 2009 included $90.2 million for changes in the Company’s share redemption liability. Outstanding redeemable common stock had an aggregate fair value of approximately $187.1 million as of December 31, 2009.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
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
Subordinated notes and redeemable common stock warrants. Alion uses an option pricing model to estimate the fair value of its redeemable common stock warrants. In estimating the Company’s aggregate redeemable common stock warrant liability, Management considers factors such as risk free interest rates, share price volatility of comparable publicly traded companies, information in the valuation report prepared for and the share price selected by the ESOP Trustee. The only market for the Company’s subordinated debt consists of principal to principal transactions. Alion carries the subordinated notes at amortized cost.
Redeemable Alion common stock. Management estimates the fair value price per share of Alion common stock by considering in part the most recent price at which the Company was able to sell shares to the ESOP Trust as well as information contained in the most recent valuation report that an independent, third-party firm prepares for the ESOP Trustee.
Recently Issued Accounting Pronouncements
Accounting Standards Update 2009-13 Revenue Recognition — Multiple Deliverable Revenue Arrangements (ASU 2009-13) was issued in October 2009 and updates Accounting Standards Codification (ASC) 605 — Revenue Recognition. ASU 2009-13 removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting; replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the “Fair Value Measurements and Disclosures” guidance; provides a hierarchy that entities must use to estimate the selling price; eliminates the use of the residual method for allocation; and expands the ongoing disclosure requirements. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010, and can be applied prospectively or retrospectively. The Company is currently evaluating the effect, if any, that adopting ASU 2009-13 will have on its consolidated financial position and results of operations.
Accounting Standards Update 2009-14 Certain Revenue Arrangements That Include Software Elements (ASU 2009-14) was issued in October 2009 and updates ASC 985 — Software — Revenue Recognition. ASU 2009-14 clarifies which accounting guidance should be used to measure and allocate revenue for arrangements that contain both tangible products and software, where the software is more than incidental to the tangible product as a whole. ASU 2009-14 is effective for fiscal years beginning on or after June 15, 2010 and applies to arrangements entered into or materially modified on or after that date. The Company is currently evaluating the effect, if any, that adopting ASU 2009-14 will have on its consolidated financial position and results of operations.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
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
(4) Earnings (Loss) Per Share
Basic and diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding excluding the impact of warrants as this impact would be anti-dilutive for all periods presented. The Company had 1,630,437 warrants outstanding for 2010 and 2009.
(5) Redeemable Common Stock Owned by ESOP Trust
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
The Company can choose whether to distribute cash or shares of Alion common stock. If Alion distributes common stock to a participant or beneficiary, the IRC and ERISA require that it provide a put option to permit a recipient to sell the stock to the Company at the estimated fair value price per share based on the most recent price at which the Company was able to sell shares to the ESOP Trust ($34.50 at September 30, 2009). Consistent with its duty of independence from Alion Management and its fiduciary responsibilities, the ESOP Trustee retains an independent third party valuation firm to assist it in determining the fair market value (share price) at which the Trustee may acquire or dispose of investments in Alion common stock. The Audit and Finance Committee of Alion’s Board of Directors reviews the reasonableness of the liability for outstanding redeemable common stock that Management has determined is appropriate for the Company to recognize in its financial statements. The Audit and Finance Committee considers various factors in its review, including in part, the valuation report and the share price selected by the ESOP Trustee. Management considers the share price selected by the ESOP Trustee along with other factors, to assist in estimating Alion’s aggregate liability for outstanding redeemable common stock owned by the ESOP Trust. Certain participants who beneficially acquired shares of Alion common stock on December 20, 2002, have the right to sell such shares distributed from their accounts at the greater of the then current estimated fair value per share or the original $10.00 purchase price.
Although the Company and the ESOP retain the right to delay distributions consistent with the terms of the Plan, and to control the circumstances of future distributions, eventual redemption of shares of Alion common stock is deemed to be outside the Company’s control.
The Company makes 401(k) matching contributions in shares of Alion common stock and discretionary profit-sharing contributions in a combination of Alion common stock and cash. The Company matches the first 3% and one-half of the next 2% of eligible employee salary deferrals by contributing shares of Alion common stock to the ESOP Trust on March 31 and September 30 each year. The Company also makes a profit sharing contribution of Alion common stock to the ESOP Trust on the same dates equal to 1% of eligible employee compensation. Each pay period the Company makes a cash contribution to the non-ESOP component of the KSOP equal to 1.5% of eligible employee compensation. Alion recognized $3.4 million in compensation expense for the KSOP this quarter and $3.3 million for the first quarter of 2009.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
(6) Accounts Receivable
Accounts receivable at December 31, 2009 and September 30, 2009 consisted of the following:

	December 31,	September 30,
	2009	2009
	(In thousands)
Billed receivables	$105,043	$108,566
Unbilled receivables:
Amounts currently billable	35,240	22,954
Revenues recorded in excess of milestone billings on fixed price contracts	3,380	3,757
Revenues recorded in excess of estimated contract value or funding	32,259	36,327
Retainages and other amounts billable upon contract completion	13,218	12,972
Allowance for doubtful accounts	(3,996)	(4,419)

Total Accounts Receivable	$185,144	$180,157

Revenue recorded in excess of milestone billings on fixed price contracts is not yet contractually billable. Amounts currently billable consist principally of amounts to be billed within the next year. Any remaining unbilled balance including retainage is billable upon contract completion or completion of Defense Contract Audit Agency audits. Revenue recorded in excess of contract value or funding is billable upon receipt of contractual amendments or other modifications. Contract revenue recognized in excess of billings totaled approximately $84.1 million as of December 31, 2009 and included approximately $32.3 million for customer-requested work for which the Company had not received contracts or contract modifications. In keeping with industry practice, Alion classifies all contract-related accounts receivable as current assets based on contractual operating cycles which frequently exceed one year. Unbilled receivables are expected to be billed and collected within one year except for $13.2 million at December 31, 2009.
(7) Property, Plant and Equipment

	December 31,	September 30,
	2009	2009
	(In thousands)
Leasehold improvements	$10,208	$10,214
Equipment and software	33,564	32,807

Total cost	43,771	43,021
Less: accumulated depreciation and amortization	(29,890)	(28,547)

Net Property, Plant and Equipment	$13,881	$14,474

Depreciation and leasehold amortization expense for fixed assets was approximately $1.4 million for the quarters ended December 31, 2009 and 2008.
(8) Goodwill and Intangible Assets
As of December 31, 2009, Alion had approximately $398.9 million in goodwill. There were no changes in the goodwill carrying amount during the current quarter.
Intangible assets consist primarily of contracts acquired through the Anteon and JJMA transactions. The table below shows intangible assets as of December 31, 2009 and September 30, 2009.

	December 31, 2009			September 30, 2009
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Purchased contracts	$111,635	$(86,276)	$25,359	$111,635	$(83,563)	$28,072
Internal use software and engineering designs	2,155	(1,665)	490	2,155	(1,568)	587
Non-compete agreements	725	(710)	15	725	(704)	21

Total	$114,515	$(88,651)	$25,864	$114,515	$(85,835)	$28,680

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
The weighted-average remaining amortization period of intangible assets was approximately six years at December 31, 2009 and September 30, 2009. Amortization expense was approximately $2.8 million and $3.4 million for the quarters ended December 31, 2009 and 2008. Estimated aggregate amortization expense for the next five years and thereafter is as follows.

(In thousands)
For the remaining nine months:
2010	$8,169
For the year ending September 30:
2011	6,843
2012	5,766
2013	3,246
2014	879
2015	737
Thereafter	224

$25,864

(9) Long-Term Debt
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
•	In April 2005, the first amendment made certain changes and added $72.0 million in senior term loans to the total Term B Senior Credit Agreement debt.
•	In March 2006, the second amendment made certain changes, increased the senior term loan commitment by $68.0 million (drawn in full) and increased the revolving credit (Revolver) commitment from $30.0 million to $50.0 million.
•	In June 2006, the third amendment made certain changes and added $50.0 million in senior term loans to the total Term B Senior Credit Agreement debt.
•	In January 2007, the fourth increment added $15.0 million in senior term loans to the total Term B Senior Credit Agreement debt.
•	In February 2007, the fourth amendment made certain changes, extended the senior term loan maturity date to February 6, 2013, adjusted the principal repayment schedule to require a balloon principal payment at maturity, and added an incurrence test as an additional condition precedent to Alion’s ability to borrow additional funds.
•	In July 2007, the fifth increment added $25.0 million in senior term loans to the Term B Senior Credit Agreement.
•	On September 30, 2008, the fifth amendment made certain changes.
•	It increased the interest rate by 350 basis points to a minimum Eurodollar interest rate of 3.50% plus 600 basis points, and a minimum alternate base rate of 4.50% plus 500 basis points.

•	If the Company refinances, replaces or extends the maturity of its existing revolving line of credit with an interest rate spread which is more than 50 basis points higher than the then-current senior term loan interest rate spread, Alion’s interest rate spread will increase by the difference between the higher revolving credit facility interest rate spread and 50 basis points.

•	Alion must use any excess annual cash flow to prepay outstanding senior term loans.

•	It amended financial covenants to provide Alion flexibility through September 30, 2009.

•	It restricts the Company’s ability to pay the CEO or COO for previously awarded shares of phantom stock.

•	It permits Alion to incur additional second lien debt, subject to certain conditions.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
•	In July 2009, the sixth amendment extended the Revolver maturity date to September 25, 2009 and reduced the aggregate credit commitments from $50 million to $40 million.
•	In September 2009, the seventh amendment extended the Revolver maturity date to October 9, 2009 and reduced from $40 million to $25 million.
•	In October 2009, the ninth amendment extended the Revolver date to September 30, 2010; added an uncommitted $25 million incremental revolving credit facility; and modified certain negative covenants.
•	Alion must pay in kind an additional 100 basis points in interest if the Company fails to secure an additional $10 million in revolving credit commitments by February 1, 2010.

•	The Company must pay in kind a further 100 basis points in interest if its Senior Secured Leverage Ratio exceeds 2.75 to 1.00 as of June 30, 2010.

•	The interest rate increases by 50 basis points each quarter if the Company fail to meet the required leverage ratio.

•	If the Company fails to meet the June 2010 leverage ratio, the senior lenders may appoint a designee to Alion’s board of directors.

•	Alion is no longer required to maintain its S-corporation status.

•	Alion may not make more than $8 million in capital expenditures from June 30, 2009 to September 30, 2010.
As of December 31, 2009, the Term B Senior Credit Agreement consisted of:
•	a senior term loan in the approximate amount of $236.0 million;
•	a $25.0 million senior revolving credit facility only $182 thousand of which was allocated to letters of credit and deemed borrowed, but none of which was actually drawn as of December 31, 2009; and
•	a $110.0 million uncommitted incremental term loan “accordion” facility for which loans may be permitted subject to satisfying the leverage-based incurrence test.
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
If the Company enters into an additional term loan, or incremental term loan, and certain terms in that loan are more favorable to the new lenders than existing Senior Credit Facility terms, the applicable interest rate spread on the senior term loans could increase. As a result, additional term loans could increase the Company’s interest expense under its existing term loans. Most of the Company’s domestic subsidiaries (HFA, CATI, METI, JJMA, BMH, WCI, WCGS and MA&D) have guaranteed the Company’s obligations under the Company’s Term B Senior Credit Agreement.
Use of Proceeds. In March 2006, the Company borrowed $32.0 million, used approximately $16.5 million to pay part of the WCI acquisition price, and paid approximately $13.6 million to redeem mezzanine warrants held by IIT and the Company’s Chief Executive Officer. In May 2006, the Company borrowed $15.0 million to pay for part of the MA&D acquisition. On June 30, 2006, the Company borrowed $71.0 million to pay part of the Anteon Contracts acquisition price. In January 2008, the Company borrowed $15.0 million and in July 2008, another $25.0 million to pay down part of the Revolver balance.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
The Term B Senior Credit Agreement permits the Company to use the Revolver for working capital, general corporate purposes, and permitted acquisitions; and to use proceeds from the uncommitted incremental term loan facility for permitted acquisitions and any other purpose permitted by any future incremental term loan.
Security. The Term B Senior Credit Agreement is secured by a security interest in all the current and future tangible and intangible property of Alion and many of its subsidiaries.
Interest and Fees. Under the Term B Senior Credit Agreement, the senior term loan and the Revolver can each bear interest at either of two floating rates.
Senior Term Loan. The Company is entitled to elect to pay interest on the senior term loan at an annual rate equal to either: 1) the sum of: (a) the greater of 450 basis points or the applicable alternate base interest rate charged by Credit Suisse; plus (b) a 500 basis point spread or 2) the sum of: (a) the greater of 350 basis points or the Eurodollar rate; plus a 600 basis point spread.
Revolver. The Company is also entitled to elect that the Revolver bear interest at an annual rate dependent on whether the Company made a Eurodollar or an alternate base borrowing at the same rates as for senior term loans. As of September 30, 2009, the minimum interest rate on Alion’s term loan and Revolver is 9.50%.
On April 1, 2005, the Company chose to have the senior term loan bear interest at the Eurodollar rate and the Revolver bear interest at the ABR rate based on Credit Suisse’s prime rate. Since September 30, 2009, the Eurodollar and alternate base rates have been 9.5%, including applicable spreads.
Other Fees and Expenses. Each quarter, Alion is required to pay a commitment fee of 50 basis points per year on the prior quarter’s daily, unused revolving credit facility and senior term loan commitment. As of December 31, 2009, only the $182 thousand allocated to letters of credit was outstanding on the Revolver; the senior term loan was fully utilized. The Company paid $32 thousand and $53 thousand in commitment fees for the quarters ended December 31, 2009 and 2008.
Alion is required to pay issuance and administrative fees plus a fronting fee not to exceed 25 basis points for each letter of credit issued. Each quarter Alion is required to pay interest in arrears at the Revolver rate for all outstanding letter of credit. The Term B Senior Credit Agreement also requires the Company to pay an annual agent’s fee.
Financial Covenants and Waiver Agreement. The Term B Senior Credit Agreement covenants require the Company to achieve certain senior secured leverage and interest coverage ratios which compare Alion’s senior secured debt and interest expense to Consolidated EBITDA, and require the Company to maintain certain minimum thresholds. In December 2009, Alion discovered it had not calculated Consolidated EBITDA in accordance with the definition in the Term B Senior Credit Agreement. The Term B Senior Credit Agreement requires Alion to deduct from Consolidated EBITDA cash payments made in a current accounting period on account of reserves, restructuring charges and other non-cash charges that the Company had added to its Consolidated EBITDA in a prior accounting period as permitted by the definition. Alion failed to reduce Consolidated EBITDA by cash payments made on account of non-cash charges added back in prior periods for SAR and phantom stock plans. As a result of this error, the Company failed to meet required senior secured leverage and interest coverage ratios throughout fiscal 2009 and consequently breached a number of Term B Senior Credit Agreement affirmative and negative covenants.
On December 14, 2009, the requisite lenders waived Alion’s financial, affirmative and negative covenant defaults and its breach of certain related representations and warranties for all affected periods including the fiscal year and quarter ended September 30, 2009 (the Waiver). The Company paid a 25 basis point fee to each lender granting the Waiver and an additional arrangement fee to the Administrative Agent. The Waiver does not change any of the terms or definitions of the Term B Senior Credit Agreement.
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

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
As of December 31, 2009, Alion was in compliance with the Term B Senior Credit Agreement financial covenants. The Company expects to be able to meet its existing financial and other debt covenants for at least the next 12 months.
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
Interest Payable
Interest Payable consisted of the following balances:

	December 31,	September 30,
	2009	2009
	(In thousands)
Senior Unsecured Notes	$10,677	$4,271
Term B Senior Credit Agreement Note Payable	3,950	3,975
Subordinated Note Payable	793	793

Total	$15,419	$9,039

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
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
As of December 31, 2009, the remaining fiscal year principal repayments (at face amount before debt discount) for outstanding indebtedness are as follows:

	2010	2011	2012	2013	2014	2015		Total
	(In thousands)
Senior Secured Term B Loan(1)	$1,825	$2,433	$2,433	$229,297	$—	$		$235,988
Senior Unsecured Notes(2)	—	—	—	—	—		250,000	250,000
Subordinated Seller Note(3)	3,000	3,000	2,000	70,311	—			78,311

Total Principal Payments	$4,825	$5,433	$4,433	$299,608	$—		$250,000	$564,299

1.	The table does not include any Term B Senior Credit Agreement principal pre-payments. The timing and amount of such payments is uncertain. The total on the face of the balance sheet for the Term B senior term loan includes approximately $236.0 million in principal and $6.6 million in unamortized debt issue costs as of December 31, 2009. Debt issue costs for the original loan and subsequent modifications totaled $12.5 million through December 2009. The Company estimates it will need to refinance the Term B Senior Credit Agreement before it matures.

2.	The Senior Unsecured Notes on the face of the balance sheet include $250 million in principal and $4.5 million in unamortized debt issue costs as of December 31, 2009 (originally $7.1 million).

3.	The Subordinated Note on the face of the balance sheet includes approximately $9.6 million of unamortized original issue discount for the fair value of the detachable warrants Alion issued in December 2002 and the warrants Alion issued for the August 2008 amendment. The first set of Subordinated Note warrants had an initial fair value of approximately $7.1 million The amendment to the first set of warrants had an initial fair value of $1.3 million and the additional warrants had an initial fair value of approximately $9.0 million. The Company recognized original issue discount for the fair value of the warrants. The amounts presented do not reflect the anticipated effect of the Company’s agreement with IIT to retire the Subordinated Note and related Warrants for $25 million prior to April 2010.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
(10) Fair Value Measurement
The Company adopted ASC 805 — Fair Value Disclosures in fiscal year 2009 for all financial assets and liabilities recognized or disclosed at fair value in the financial statements. The Company adopted the provisions of ASC 805 for nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a recurring basis; no such assets or liabilities exist at the balance sheet date. The Company implemented ASC 805 this year for all nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Adopting ASC 805 for items such as goodwill and long lived assets measured at fair value if impaired, did not materially affect the Company’s consolidated financial statements or results of operations.
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
Level 3 consists of unobservable inputs. The Company’s warrants are classified as a Level 3 liability. Assets and liabilities are considered Level 3 when their fair value inputs are unobservable or not available, including situations involving limited market activity, where determination of fair value requires significant judgment or estimation. At December 31, 2009, the Company measured outstanding warrants at fair value based on the underlying estimated fair value of a share of Alion common stock as of September 30, 2009, the valuation most recently performed for the ESOP Trustee and approved by the Board of Directors ($34.50 per share), a risk-free U.S. Treasury interest rate for a comparable investment period (2.04% and 1.85% at December 31 and September 30, 2009) and a 36% equity volatility factor based on the historical volatility of the common stock of publicly-traded companies considered to be comparable to Alion. Valuation techniques utilized in the fair value measurement of assets and liabilities presented on the Company’s balance sheet were unchanged from previous practice during the reporting period.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents information about the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis as of December and September 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Level 1	Level 2	Level 3
Liabilities: Redeemable common stock warrants
As of December 31, 2009	$—	$—	$(32,557)

As of September 30, 2009			$(32,717)

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
The table below provides a summary of the changes in fair value of all financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for December 31, 2009 and December 31, 2008.

	Quarter Ended
	December 31, 2009 and 2008
	Redeemable Common Stock Warrants
Balance, beginning of period	$(32,717)	$(39,996)
Total realized and unrealized gains and (losses)
Included in interest expense	160	1,454
Issuances and settlements	—	—

Balance, end of period	$(32,557)	$(38,542)

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
(11) Interest Rate Swap
In January 2008, Alion executed an interest rate swap with one of its lenders’ affiliates to convert floating rate interest payable on a portion of its Term B senior term loan to a fixed rate, and to effectively shift timing of some Term B senior term loan net interest payments. The swap agreement had a notional amount of $240 million and expired in November 2008. The Company made its final semi-annual interest payment of $4.6 million on November 1, 2008. Under the swap Alion received quarterly floating rate interest payments on February 1, May 1, August 1 and November 1, 2008, at the London Interbank Offering Rate plus 250 basis points. The floating rate was 7.32% for the six months ended May 1, 2008 and 5.49% for the six months ended November 1, 2008. Alion paid interest at 6.52%. All swap payments were net cash settled. Alion was exposed to credit risk for net settlements under the swap agreement, but not for the notional amount.
(12) Redeemable Common Stock Warrants
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
In accordance with ASC 815 — Derivatives, Alion has classified the warrants as debt instruments indexed to and potentially settled in the Company’s own stock and not as equity. The Company recognizes interest expense for changes in the fair value of the warrants which had an aggregate estimated fair value of $32.6 million as of December 31, 2009.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
(13) Leases
Future minimum lease payments under non-cancelable operating leases for buildings, equipment and automobiles at December 31, 2009 are set out below. Under these operating leases, Alion subleased some excess capacity to subtenants under non-cancelable operating leases. In connection with certain acquisitions, Alion assumed operating leases at above-market rates; recorded loss accruals of approximately $4.9 million based on the estimated fair value of the lease liabilities assumed; and is amortizing these amounts over the lease terms. The remaining unamortized loss related to these acquisitions was $339 thousand at December 31, 2009. Alion also acquired a related sublease pursuant to which it receives above-market rates. Based on the estimated fair value of the sublease, Alion recognized an asset of $586 thousand and fully amortized it over the lease term.

Lease Payments for Fiscal Years Ending	(In thousands)
2010 (for the remainder of fiscal year)	$21,210
2011	25,984
2012	22,198
2013	20,634
2014	14,231
2015	14,253
And thereafter	24,180

Gross lease payments	$142,690
Less: non-cancelable subtenant receipts	(2,529)

Net lease payments	$140,161

Composition of Total Rent Expense

	December 31,
	2009	2008
	(In thousands)
Minimum rentals	$5,956	$6,183
Less: Sublease rental income	(467)	(743)

Total rent expense, net	$5,489	$5,440

(14) Long Term Incentive Compensation Plan
In December 2008, Alion adopted a long-term incentive compensation plan to provide cash compensation to certain executives. Grants under the plan to individuals contain specific financial and other performance goals and vest over varying time periods. Some grants are for a fixed amount; others contain provisions that provide for a range of compensation from a minimum of 50% to a maximum of 150% of an initial grant amount. The Company periodically evaluates the probability of individuals meeting the financial and other performance goals in grant agreements. Management estimates long term incentive compensation expense based on the stated amounts of outstanding grants, estimated probability of achieving stated performance goals and estimated probable future grant value. The Company recognized $603 thousand and $924 thousand in long term incentive compensation expense for the quarters ended December 31, 2009 and 2008.
(15) Stock Appreciation Rights (SAR)
As of December 31, 2009, Alion had granted 1,240,110 SARs to employees under the 2004 SAR plan. Compensation expense for the SAR plan was $14 thousand and $84 thousand for the quarters ended December 31, 2009 and 2008.
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

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
The table below sets out the disclosures required by ASC 718 — Stock Compensation and the assumptions used to value a share of Alion common stock and the Company’s SAR grants as of December 31, 2009. Alion uses a Black-Scholes-Merton option pricing model to recognize compensation expense. Alion uses the fair market value of a share of its common stock to recognize expense for all grants. There is no established public trading market for Alion’s common stock. The ESOP Trust is the only holder of our common stock. Alion does not expect to pay any dividends on its common stock and intends to retain future earnings, if any, for use in the operation of its business.
Stock-based Compensation Disclosure per ASC 718
Stock Appreciation Rights
As of December 31, 2009

	Shares
	Granted to	Exercise	Outstanding at
Date of Grant	Employees	Price	9/30/09
February 2005	165,000	$19.94	71,150
March 2005	2,000	$19.94	2,000
April 2005	33,000	$29.81	18,000
June 2005	2,000	$29.81	2,000
December 2005	276,675	$35.89	175,284
February 2006	13,000	$35.89	7,750
February 2006	7,500	$35.89	2,500
May 2006	7,000	$37.06	6,000
July 2006	15,000	$37.06	10,000
October 2006	2,500	$41.02	2,500
December 2006	238,350	$41.02	171,500
February 2007	33,450	$41.02	21,700
May 2007	2,000	$43.37	2,000
September 2007	2,000	$43.37	2,000
December 2007	232,385	$40.05	187,740
April 2008	2,000	$41.00	2,000
September 2008	2,000	$41.00	2,000
December 2008	203,250	$38.35	189,875
April 2009	1,000	$34.30	1,000

Total	1,240,110		876,999

Weighted Average Exercise Price	$35.95		$37.07

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
Stock-based Compensation Disclosure per ASC 718
Stock Appreciation Rights
As of December 31, 2009

	Outstanding				Vested at	Exercisable
Date of Grant	at 12/31/09	Forfeited	Exercised	Expired	12/31/09	at 12/31/09
February 2005	71,150	—	—	—	71,150	—
March 2005	2,000	—	—	—	2,000	—
April 2005	18,000	—	—	—	18,000	—
June 2005	2,000	—	—	—	2,000	—
December 2005	170,134	412	4,738	—	170,134	—
February 2006	7,750	—	—	—	5,813	—
February 2006	2,500	—	—	—	1,875	—
May 2006	6,000	—	—	—	4,500	—
July 2006	10,000	—	—	—	7,500	—
October 2006	2,500	—	—	—	1,875	—
December 2006	165,250	2,000	4,250	—	123,938	—
February 2007	21,200	250	250	—	10,600	—
May 2007	2,000	—	—	—	1,000	—
September 2007	2,000	—	—	—	1,000	—
December 2007	182,890	2,888	1,962	—	91,445	—
April 2008	2,000	—	—	—	500	—
September 2008	2,000	—	—	—	500	—
December 2008	183,475	5,525	875	—	45,869	—
April 2009	1,000	—			—

Total	853,849	11,075	12,075	—	559,698	—

Weighted Average Exercise Price	$37.02	$39.24	$38.66	$—	$35.78	$—

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
Stock-based Compensation Disclosures per ASC 718
Stock Appreciation Rights
As of December 31, 2009

	Risk Free Interest		Expected	Remaining Life
Date of Grant	Rate	Volatility	Life	(months)
February 2005	3.10% – 3.60%	45%	4 yrs	—
March 2005	3.10% – 3.60%	45%	4 yrs	—
April 2005	4.10% – 4.20%	45%	4 yrs	—
June 2005	4.10% – 4.20%	45%	4 yrs	—
December 2005	4.20% – 4.20%	40%	4 yrs	—
February 2006	4.20% – 4.20%	40%	4 yrs	1.3
February 2006	4.20% – 4.20%	40%	4 yrs	1.8
May 2006	4.82% – 4.83%	35%	4 yrs	4.6
July 2006	4.82% – 4.83%	35%	4 yrs	6.0
October 2006	4.82% – 4.83%	35%	4 yrs	9.8
December 2006	4.54% – 4.58%	35%	4 yrs	11.7
February 2007	4.54% – 4.58%	35%	4 yrs	13.7
May 2007	4.54% – 4.58%	35%	4 yrs	16.6
September 2007	4.54% – 4.54%	35%	4 yrs	20.1
December 2007	4.23% – 4.23%	35%	4 yrs	23.7
April 2008	4.23% – 4.23%	35%	4 yrs	27.9
September 2008	4.23% – 4.23%	35%	4 yrs	32.5
December 2008	4.23% – 4.23%	35%	4 yrs	35.7
April 2009	4.23% – 4.23%	35%	4 yrs	39.4
Weighted Average Remaining Life (months)				15.8
(16) Phantom Stock Plans
As of December 31, 2009, Alion had granted 223,685 shares of phantom stock under the Initial Phantom Stock Plan. Under the Second Phantom Stock Plan, Alion had granted 340,312 shares of retention phantom stock and 213,215 shares of performance phantom stock. Under the Director Phantom Stock Plan, Alion had granted 20,779 shares of phantom stock. The Company recognized a $12 thousand credit to compensation expense for director phantom stock this quarter. As a result of executives forfeiting their outstanding phantom stock grants last year, the Company recognized a $4.7 million credit to compensation expense for the quarter ended December 31, 2008.
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

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
The table below sets out the disclosures required by ASC 718 — Stock Compensation and the assumptions used to value a share of Alion common stock and the Company’s phantom stock grants as of December 31, 2009 and September 30, 2009. The Company uses intrinsic value to recognize phantom stock plan compensation expense for grants prior to October 2006. For all subsequent grants, Alion uses a Black Scholes Merton option pricing model to recognize compensation expense. Alion uses the fair market value of a share of its common stock to recognize expense for all grants; therefore no additional disclosures are required for these grants. There is no established public trading market for Alion’s common stock. The ESOP Trust is the only holder of our common stock. Alion does not expect to pay any dividends on its common stock and intends to retain future earnings, if any, for use in the operation of its business.
Stock-based Compensation Disclosure per ASC 718
Phantom Stock
as of December 31, 2009

	Shares Granted	Shares Granted	Total Shares	Grant Date	Outstanding at
Date of Grant	to Employees	to Directors	Granted	Share Price	9/30/09
November 2006	—	5,978	5,978	$41.02	4,839
November 2007	—	6,993	6,993	$40.05	5,994

Total	—	12,971	12,971		10,833

Weighted Average Grant Date Fair Value Price Per Share	$—	$40.50	$40.50		$40.48
Stock-based Compensation Disclosure per ASC 718
Phantom Stock
as of December 31, 2009

	Outstanding at				Vested at	Exercisable
Date of Grant	12/31/09	Forfeited	Exercised	Expired	12/31/09	at 12/31/09
November 2006	4,839	—	—	—	4,839	4,839
November 2007	5,994	—	—	—	3,663	3,663

Total	10,833		—	—	8,502	8,502

Weighted Average Grant Date Fair Value Price Per Share	$40.48	$—	$—	$—	$40.60	$40.60
Stock-based Compensation Disclosures per ASC 718
Phantom Stock
as of December 31, 2009

	Risk Free Interest		Expected	Remaining Life
Date of Grant	Rate	Volatility	Life	(months)
November 2006	4.54% – 4.58%	35%	3 yrs	—
November 2007	4.23% – 4.23%	35%	3 yrs	10.4
Weighted Average Remaining Life				5.8
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
Contract receivables from agencies of the federal government represented approximately $184.7 million, or 97.9%, and $179.7 million, or 97.4%, of accounts receivable for December 31, 2009 and September 30, 2009. Contract revenue from departments and agencies of the federal government represented approximately 97.0% and 95.5%, of total contract revenue for the quarters ended December 31, 2009 and 2008.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
(18) Guarantor/Non-guarantor Condensed Consolidated Financial Information
Alion’s Senior Unsecured Notes are unsecured general obligations of the Company. Certain of Alion’s 100% owned domestic subsidiaries have jointly, severally, fully and unconditionally guaranteed the Senior Unsecured Notes. The following information presents condensed consolidating balance sheets as of December 31, 2009 and September 30, 2009, condensed consolidating statements of operations for the quarters ended December 31, 2009 and 2008; and condensed consolidating statements of cash flows for the three months ended December 31, 2009 and 2008 of the parent company issuer, the guarantor subsidiaries and the non-guarantor subsidiaries. Investments include investments in subsidiaries held by the parent company issuer presented using the equity method of accounting.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
Condensed Consolidating Balance Sheet Information at December 31, 2009
(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$93	$(47)	$(46)	$—	$—
Accounts receivable	178,569	3,491	3,084	—	185,144
Prepaid expenses and other current assets	4,526	67	23	—	4,616

Total current assets	183,188	3,511	3,061	—	189,760
Property, plant and equipment, net	13,751	77	53		13,881
Intangible assets, net	25,864				25,864
Goodwill	398,921				398,921
Investment in subsidiaries	18,863			(18,863)	—
Intercompany receivables	774	13,401	3,193	(17,368)	—
Other assets	10,604	13	3		10,620

Total assets	$651,965	$17,002	$6,310	$(36,321)	$639,046

Current liabilities:
Book cash overdraft	$5,074	$—	$—	$—	$5,074
Interest payable	15,419	—	—	—	15,419
Current portion, senior term loan payable	2,389	—	—	—	2,389
Current portion, subordinated note payable	6,000	—	—	—	6,000
Trade accounts payable	48,407	277	504	—	49,188
Accrued liabilities	51,495	1,072	499	—	53,066
Accrued payroll and related liabilities	33,753	786	475	—	35,014
Billings in excess of costs revenue earned	3,438	—	—	—	3,438

Total current liabilities	165,975	2,135	1,478	—	169,588
Intercompany payables	16,594	—	774	(17,368)	—
Senior term loan payable, excluding current portion	226,969	—	—	—	226,969
Senior unsecured notes	245,462	—	—	—	245,462
Subordinated note payable	45,715	—	—	—	45,715
Accrued compensation, excluding current portion	6,058	—	—	—	6,058
Accrued postretirement benefit obligations	729	—	—	—	729
Non-current portion of lease obligations	7,530	45	19	—	7,594
Redeemable common stock warrants	32,557	—	—	—	32,557
Common stock of subsidiaries	—	2,799	1	(2,800)
Redeemable common stock	187,112	—	—	—	187,112
Accumulated other comprehensive loss	(238)	—	—	—	(238)
Accumulated surplus (deficit)	(282,500)	12,023	4,040	(16,063)	(282,500)

Total liabilities, redeemable common stock and accumulated deficit	$651,963	$17,002	$6,312	$(36,231)	$639,046

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
Condensed Consolidating Balance Sheet
as of September 30, 2009

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$11,404	$(143)	$(76)	$—	$11,185
Accounts receivable, net	174,456	3,421	2,280	—	180,157
Prepaid expenses and other current assets	3,659	107	29	—	3,795

Total current assets	189,519	3,385	2,233	—	195,137
Property, plant and equipment, net	14,346	68	60	—	14,474
Intangible assets, net	28,680	—	—	—	28,680
Goodwill	398,921	—	—	—	398,921
Investment in subsidiaries	17,132	—	—	(17,132)	—
Intercompany receivables	702	12,534	3,405	(16,641)	—
Other assets	10,270	13	3	—	10,286

Total assets	$659,570	$16,000	$5,701	$(33,773)	$647,498

Current liabilities:
Interest payable	9,039	$—	—	$—	9,039
Current portion, senior term loan payable	2,389	—	—	—	2,389
Current portion, subordinated note payable	3,000	—	—	—	3,000
Current portion, acquisition obligations	50	—	—	—	50
Trade accounts payable	59,742	300	665	—	60,707
Accrued liabilities	43,984	1,135	306	—	45,425
Accrued payroll and related liabilities	41,642	832	559	—	43,033
Billings in excess of revenue earned	3,661	—	—	—	3,661

Total current liabilities	163,507	2,267	1,530	—	167,304
Intercompany payables	15,939	—	702	(16,641)	—
Senior term loan payable, excluding current portion	229,221	—	—	—	229,221
Senior unsecured notes	245,241	—	—	—	245,241
Subordinated note payable	46,932	—	—	—	46,932
Accrued compensation, excluding current portion	5,740	—	—	—	5,740
Accrued postretirement benefit obligations	717	—	—	—	717
Non-current portion of lease obligations	7,216	51	19	—	7,286
Redeemable common stock warrants	32,717	—	—	—	32,717
Common stock of subsidiaries	—	2,799	1	(2,800)	—
Redeemable common stock	187,137	—	—	—	187,137
Accumulated other comprehensive loss	(238)	—	—	—	(238)
Accumulated surplus (deficit)	(274,559)	10,883	3,449	(14,332)	(274,559)

Total liabilities, redeemable common stock and accumulated deficit	$659,570	$16,000	$5,701	$(33,773)	$647,498

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
Condensed Consolidating Statement of Operations
for the Three Months Ended December 31, 2009
(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
Contract revenue	$197,275	$5,087	$3,377	$—	$205,738
Direct contract expense	153,466	2,998	2,532	—	158,996

Gross profit	43,808	2,089	845	—	46,742

Operating expenses:
Indirect contract expense	8,371	780	135	—	9,286
Research and development	261				261
General and administrative	15,777	162	68	—	16,007
Rental and occupancy expense	7,830	76	80		7,986
Depreciation and amortization	4,219	5	7	—	4,231

Total operating expenses	36,458	1,023	290	—	37,771

Operating income	7,350	1,066	555	—	8,971
Other income (expense):
Interest income	45	—	—	—	45
Interest expense	(16,886)	—	—	—	(16,886)
Other	(182)	74	(3)	—	(111)
Gain on sale of non-operating assets					—
Equity in net income (loss) of subsidiaries	1,731	—	—	(1,731)	—

Total other income (expense)	(15,292)	74	(3)	(1,731)	(16,952)
Income (loss) before income taxes	(7,942)	1,140	552	(1,731)	(7,981)

Income tax benefit	—	—	40	—	40

Net income (loss)	$(7,942)	$1,140	$592	$(1,731)	$(7,941)

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
Condensed Consolidating Statement of Operations
for the Three Months Ended December 31, 2008
(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
Contract revenue	$179,964	$5,650	$3,182	$—	$188,796
Direct contract expense	138,720	4,168	2,434	—	145,322

Gross profit	41,244	1,482	748	—	43,474

Operating expenses:
Indirect contract expense	8,154	842	128	—	9,124
Research and development	69	—	—	—	69
General and administrative	10,062	111	—	—	10,173
Rental and occupancy expense	7, 613	64	61	—	7,738
Depreciation and amortization	4,794	5	7	—	4,806

Total operating expenses	30,692	1,022	196	—	31,910

Operating income	10,552	460	552	—	11,564
Other income (expense):
Interest income	23	—	—	—	23
Interest expense	(14,088)	—	—	—	(14,088)
Other	(94)	61	(2)	—	(35)
Equity in net income (loss) of subsidiaries	1,071	—	—	(1,071)	—

Income (loss) before income Taxes	(2,536)	521	550	(1,071)	(2,536)

Income tax expense	(4)	—	—	—	(4)

Net income (loss)	$(2,540)	$521	$550	$(1,071)	$(2,540)

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
Condensed Consolidating Statement of Cash Flows
for the Three Months Ended December 31, 2009
(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Consolidated
Net cash (used in) provided by operating activities	$(11,774)	$110	$30	$(11,634)
Cash flows from investing activities:
Cash paid for acquisitions	(50)	—	—	(50)
Capital expenditures	(799)	(15)	—	(814)

Net cash used in investing activities	(849)	(15)	—	(864)
Cash flows from financing activities:
Change in book overdraft	5,074	—	—	5,074
Payment of debt issuance costs	(3,127)	—	—	(3,127)
Payment of senior term loan payable	(608)	—	—	(608)
Revolver borrowings	15,900	—	—	15,900
Revolver payments	(15,900)	—	—	(15,900)
Purchase of common stock from ESOP Trust	(26)	—	—	(26)

Net cash provided by financing activities	1,313	—	—	1,313
Net increase (decrease) in cash and cash equivalents	(11,310)	95	30	(11,185)
Cash and cash equivalents at beginning of period	11,404	(143)	(76)	11,185

Cash and cash equivalents at end of period	$94	$(48)	$(46)	$—

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
Condensed Consolidating Statement of Cash Flows
for the Three Months Ended December 31, 2008
(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Consolidated
Net cash (used in) provided by operating activities	$(5,288)	$(39)	$38	$(5,289)
Cash flows from investing activities:
Cash paid for acquisitions	(166)	—	—	(166)
Capital expenditures	(431)	24	—	(407)

Net cash (used in) provided by investing activities	(597)	24	—	(573)
Cash flows from financing activities:
Net cash paid from interest rate swap	(4,647)	—	—	(4,647)
Payment of senior term loan payable	(608)	—	—	(608)
Payment of subordinated note payable	(3,000)	—	—	(3,000)
Revolver borrowings	97,600	—	—	97,600
Revolver payments	(97,600)	—	—	(97,600)
Purchase of common stock from ESOP Trust	(9)	—	—	(9)
Cash received from sale of common stock to ESOP Trust	2,669	—	—	2,669

Net cash used in financing activities	(5,595)	—	—	(5,595)
Net increase (decrease) in cash and cash equivalents	(11,480)	(15)	38	(11,457)
Cash and cash equivalents at beginning of period	16,392	(62)	(43)	16,287

Cash and cash equivalents at end of period	$4,912	$(77)	$(5)	$4,830

(19) Commitments and Contingencies
Earn-Out and Hold-Back Commitments
The Company has a $600 thousand maximum earn-out commitment through July 2011 for its LogCon Group acquisition.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of Alion’s financial condition and results of operations should be read together with the condensed consolidated financial statements (unaudited) and the notes to those statements. This updates the information contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009, and presumes that readers have access to, and will have read, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in that report.
Overview
Alion provides scientific, engineering and information technology expertise to research and develop technological solutions for problems relating to national defense, homeland security and energy and environmental analysis, principally to federal departments and agencies and, to a lesser extent, to commercial and international customers.
The following table summarizes revenue attributable to each contract type for the periods indicated.

	For the Three Months Ended December 31,
Revenue by Contract Type	2009		2008
	(In thousands)
Cost-reimbursement	$150,500	73.2%	$134,164	71.1%
Fixed-price	22,938	11.1%	18,752	9.9%
Time-and-material	32,300	15.7%	35,879	19.0%

Total	$205,738	100.0%	$188,796	100.0%

Management expects most of Alion’s revenue will continue to come from government contracts, mostly from contracts with the U.S. Department of Defense (DoD) and other federal agencies and the balance continuing to come from a variety of commercial, state, local and foreign government customers.

	For the Three Months Ended December 31,
Revenue by Customer Type	2009		2008
	(In thousands)
U.S. Department of Defense (DoD)	$189,560	92.1%	$171,921	91.1%
Other Federal Civilian Agencies	10,092	4.9%	8,862	4.7%
Commercial / State / Local and International	6,086	3.0%	8,012	4.2%

Total	$205,738	100.0%	$188,796	100.0%

In 2009, Secretary of Defense Robert Gates proposed changes to some major programs beginning with the government’s fiscal 2010 budget cycle. Alion benefited from the decision to build nine more DDG-51 ships. This is generating long-term engineering and project management work for Alion at Bath Iron Works in Maine and at Northrop Grumman Ship Systems on the Mississippi Gulf Coast. Alion support to the Naval Sea Systems Command (NAVSEA) DDG-1000 destroyer program has led the Company to continue expanding its program-related production oversight services. Alion is also a major support contractor for NAVSEA’s Littoral Combat Ship program. The decision to increase the number of littoral combat ships that NAVSEA will ultimately acquire led to increased Alion staffing for this program and additional related program management work at several shipyards.
While delaying final decisions about CG(X) cruiser capabilities may adversely affect some of Alion’s planned engineering design work for this program, other engineering alternative analyses for CG(X) systems have fueled some of the Company’s significant increase in naval architecture and marine engineering revenue. To date, increases have more than offset any workload reductions. We plan to continue to grow revenue organically. If opportunities present themselves and sufficient financial resources are available to us, we intend to pursue strategic acquisitions, capitalizing on our skilled work force and our sophisticated solutions competencies.

Our mix of contract types (i.e., cost-reimbursement, fixed-price, and time-and-material) affects our revenue and operating margins. A significant portion of our revenue comes from services performed on cost-reimbursement contracts under which customers pay us for approved costs, plus a fee (profit) on the work we perform. We recognize revenue on cost- reimbursement contracts based on our actual costs plus a pro-rata share of fees earned. We also have a number of fixed-price government and commercial contracts for which we use the percentage-of-completion method to recognize revenue. Fixed price contracts involve higher financial risks, and in some cases higher margins, because we must deliver specified services at a predetermined price regardless of our actual costs. Failure to anticipate technical problems, estimate costs accurately or control performance costs on a fixed-price contract may reduce the contract’s overall profit or cause a loss. On time-and-material contracts, customers pay us for labor and related costs at negotiated, fixed hourly rates. We recognize time-and-material contract revenue at contractually billable rates as we deliver labor hours and incur direct expenses.
Despite the President’s stated goal of reducing government’s use of cost-reimbursable contracts, Alion’s cost-reimbursable revenue continues to increase each year. Because the Company delivers scientific and engineering research services that are not generally considered to be inherently governmental functions, Management believes any changes aimed at reducing reliance on government contractors in general will not materially adversely affect operations. If the government ultimately shifts contracting activity away from the cost-reimbursement arena to time-and-material or fixed-price contracting, Management believes Alion would likely benefit. All other factors being equal, the Company’s time-and-material and fixed price type contracts traditionally generate higher profit margins than cost-reimbursable contracts. Revenue growth this quarter supports Management’s belief that Alion, is benefitting from and is positioned to continue to benefit from the President’s announced intention to increase federal spending on sponsored science and technology to 5% of GDP.

	For the Three Months Ended December 31,
Core Business Area	2009		2008
	(In thousands)
Naval Architecture and Marine Engineering	$89,718	43.6%	$84,467	44.7%
Defense Operations	50,295	24.4%	50,465	26.7%
Modeling and Simulation	35,559	17.3%	20,924	11.1%
Technology Integration	12,463	6.1%	11,326	6.0%
Energy and Environmental Sciences	9,731	4.7%	10,091	5.3%
Information Technology and Wireless Communications	7,972	3.9%	11,523	6.1%

Total	$205,738	100.0%	$188,796	100.0%

Backlog. Contract backlog represents an estimate, as of a specific date, of the future revenue Alion expects from existing contracts. At December 31, 2009, backlog on existing contracts and executed delivery orders totaled $2,637 million, of which $309.8 million was funded. The Company estimates it has an additional $3,649 million of unfunded contract ceiling value for an aggregate total backlog of $6,286 million.

Results of Operations
Quarter Ended December 31, 2009 Compared to Quarter Ended December 31, 2008

	Consolidated Operations of Alion
	Quarter Ended December 31,
	2009		2008
	(Dollars in thousands)
		%		%
Selected Financial Information		revenue		revenue

Total contract revenue	$205,738		$188,796

Total direct contract costs	158,996	77.3%	145,322	77.0%
Direct labor costs	67,127	32.6%	66,829	35.4%
Material and subcontract costs	88,143	42.8%	72,464	38.4%
Other direct costs	3,726	1.8%	6,029	3.2%

Gross profit	46,742	22.7%	43,474	23.0%

Total operating expense	37,771	18.4%	31,910	16.9%
Major components of operating expense
Indirect expenses including facilities costs	17,272	8.4%	16,862	8.9%
General and administrative (excluding stock- based compensation)	16,005	7.8%	14,776	7.8%
Stock-based compensation	2	immaterial	(4,603)	(2.4)%
Depreciation and amortization	4,231	2.1%	4,806	2.5%

Income from operations	$8,971	4.4%	$11,564	6.1%
Revenue. First quarter revenue was $205.7 million, $16.9 million more than the comparable period last year. Sales increased 9.0% because of a $16.3 million (12.2%) increase in cost reimbursable contract revenue; a $4.2 million increase (22.3%) in fixed price contract revenue; and a $3.6 million (10.0%) decline in time and material contract revenue. A $17.6 million (10.3%) increase in DoD revenue and a $1.2 million (13.9%) increase in civilian agency activity offset a $1.9 million (24.0%) decline in commercial activity. Revenue under ID/IQ contract delivery orders showed strong growth (14.1% increase) with sales under these contract vehicles up $15.7 million over the same period last year. Although commercial activity continues to decline, the Company has been able to expand its government contract revenue base. Gross profit margin rates on all contract types increased this quarter compared to last year. Contract margins in total improved to 7.1% compared to 6.5% last year. Contract fees were $14.5 million this quarter, up $2.3 million from $12.2 million last year.
Modeling and Simulation revenue was up $14.6 million (70%) to $35.6 million for the quarter as customers significantly increased funding and work under the Company’s Modeling and Simulation Information Analysis Center contract. Naval architecture and marine engineering sales climbed 6.2% to $89.7 million, a $5.3 million increase compared to last year. Increased revenue from surface ship life cycle management services (approximately $5.0 million) was offset by a $1.8 million decline in littoral combat ship program revenue. Technology Integration revenue was also up 10% to $12.5 million for the current quarter. Revenue from Defense Operations and Energy and Environmental Sciences were essentially flat year over year, while Information Technology and Wireless Communications sales declined over 30% to $8.0 million for the current quarter.
The Company’s naval architecture and marine engineering business grew because of expanded support to the U.S. Navy’s Surface Ships Program. Increased customer reliance on Alion’s Modeling and Simulation Information Analysis Center contract accounted for revenue increases in this core business area. Despite relatively stable revenue from defense operations, revenue from Alion’s contract with the Secretary of the Air Force in this core business area, increased $1.6 million (9.3%) this quarter compared to last year due to higher funding levels and costs associated with customer requested relocation.

Direct Contract Expense and Gross Profit. Although direct contract costs increased $13.7 million this quarter compared to last year, costs as a percentage of revenue remained nearly constant. Material and subcontract costs were up $15.7 million as more and more of Alion’s cost reimbursable activity continues to include significant sharing with other government contractors who work on Alion’s prime contracts. Direct labor was relatively unchanged and other costs declined moderately. Current quarter gross profit of $46.7 million was $3.2 million greater than the first quarter last year, although this was slightly lower as a percentage of revenue. Financial performance is consistent with a higher percentage of cost-reimbursable prime contract revenue and reduced revenue for Alion as a subcontractor to other companies. The Company typically earns higher margins on work it performs directly and lower margins on work other companies perform on Alion contracts.
Operating Expenses. First quarter operating expenses increased $5.9 million (over 18%) compared to last year and led to a decline in operating income. Indirect costs remained relatively flat and occupancy costs grew by 3.2% consistent with the escalation clauses in many of the company’s leases. Alion increased company-sponsored research by $192 thousand while amortization of purchased contracts declined $575 thousand as expected, based on the estimated useful lives of previously acquired contracts. The most significant increase in operating costs came from general and administrative expenses. Last year the Company benefited from $4.6 million in credits to compensation expense for executive phantom stock forfeitures. This year, Alion recognized $600 thousand in expense for executive incentive compensation. In addition, the Company spent $887 thousand to re-negotiate existing credit agreements and to explore financing alternatives.
Income from Operations. Operating profit declined by more than 22% to $9.0 million this quarter compared to $11.6 million last year. Higher general and administrative costs offset increased gross profit. First quarter operating income declined to 4.4% of revenue compared to 6.1% of first quarter revenue last year.
Other Expense. Interest income, interest expense and other expense in the aggregate for the quarter ended December 31, 2009 increased by more than $2.8 million compared to last year. Although interest income was slightly higher due to modest increases in average investment balances, cash pay interest and fees increased by $1.8 million in the first quarter this year. Alion paid $1.3 million in Term B Senior Credit consent and waiver fees related to prior years’ financial covenant breaches. Also, the August 2008 amendment to the Subordinated Note increased the cash payable portion of interest by $698 thousand compared to last year. Careful cash management and slightly lower outstanding loan balances allowed the Company to reduce other cash paid interest by $183 thousand.
Fiscal 2010 debt issue cost amortization for the current quarter declined modestly from the same period last year ($173 thousand) as did deferred Subordinated Note interest ($95 thousand) due to lower outstanding principal. There was no material change in the fair value of redeemable common stock warrants this quarter. Last year, declining risk free interest rates produced a $1.3 million greater credit to current quarter interest expense.

	Quarter Ended December 31,
	2009	2008
	(In thousands)
Cash Pay Interest
Revolver	$3	$132
Senior term loan	5,739	5,793
Senior unsecured notes	6,406	6,406
Subordinated note	793	95
Other cash pay interest and fees	1,355	98

Sub-total cash pay interest	14,296	12,524

Deferred and Non-cash Interest
Debt issue costs and other non-cash items	1,573	1,272
Subordinated note interest	1,177	1,746
Redeemable warrants	(160)	(1,454)

Sub-total non-cash interest	2,590	1,564

Total interest expense	16,886	$14,088

Income Tax Expense. Alion recognized a $40 thousand income tax benefit this quarter when the Company received payment for refundable Canadian software research and engineering tax credits previously claimed. In the similar period last year, the Company had an immaterial ($4 thousand) tax expense despite its pass-through entity status. Alion has some modest state income tax expense because some states do not recognize the S-corporation status of Alion and its consolidated subsidiaries. All the Company’s taxable income or losses are attributable to the ESOP Trust, a tax exempt entity. Alion’s Canadian subsidiary is a taxable entity that accrues Canadian federal and provincial tax liabilities as required.

Net Income (Loss). Despite higher revenue and gross profit, Alion’s lower operating profit and increased interest expense led to a $7.9 million net loss this quarter. This was $5.4 million greater than the first quarter loss last year due largely to last year’s credit to compensation expense for executive phantom stock forfeitures.
Liquidity and Capital Resources
Alion requires liquidity to invest in capital projects, to timely pay its vendors and debt obligations and to fund operations while awaiting payment from customers. Accounts receivable require cash when balances increase as our business grows or when customers delay contract funding actions. We are funding our current business with cash from operating activities and access to our revolving credit facility. We intend to fund future operations in a similar fashion.
Cash Flows
Alion used more than $11.6 million to fund operations in the first quarter of 2010 which was $6.3 million more than the Company needed in its first quarter last year. The largest impact came from having to accelerate a second quarter regular payroll from January 1, 2010 to December 31, 2009. Growth in accounts receivable also consumed more cash this quarter than the comparable period last year. Increased accruals for subcontractor work for which Alion had yet to receive invoices helped offset the accounts receivable increase. Although Alion’s first quarter performance benefitted from a $6.4 million increase in unpaid interest accruals this was $1.8 million less than the comparable quarter last year. The Company paid $7.9 million in interest this quarter, $3.6 million more than it did in the first quarter last year. This was in addition to $3.1 million the Company spent for loan amendments, modifications, consent fees and waivers of loan covenant breaches.
Alion collected $203.3 million in receivables this quarter slightly less than the $205.7 million in revenue it recognized. Days’ sales outstanding (DSO) increased from 82.0 to 82.5 days as of December 31, 2009 based on trailing twelve month revenue. Increasing revenue helped DSO to decline somewhat, offsetting a $5.0 million increase in net receivables this quarter. Receivables grew this quarter, particularly unbilled accounts receivable. This occurred despite Alion’s progress in obtaining previously delayed contract funding which had increased unbilled receivable balances. However, increased balances represent currently billable amounts for which the Company intends to issue invoices next quarter and collect payment within typical time frames. Management expects that DSO will continue to track at current levels.
Capital expenditures increased $407 thousand this quarter. Alion also spent $26 thousand to purchase stock from the ESOP Trust for required minimum distributions to plan participants in December. Overall loan revolver activity was lower this quarter and no balance was outstanding at the end of the quarter. The Company was temporarily unable to access its revolving credit facility while it was negotiating covenant waivers and consents.
Last year, Alion received cash for prior year employee stock purchases in the first quarter of the year. The Company received no such payments this year as it had already received cash for employee stock purchases in September. Last year, in November, Alion paid $4.6 million in interest rate swap obligations and $3.0 million in Subordinated Note principal. Although another $3.0 million in Subordinated Note principal was payable this November, the Senior Credit Facility Agreement prohibited any further cash payments on the Subordinated Note.
Management expects the Company will be able to meet its existing debt covenants as required over the next year and thus be able to maintain access to its revolving credit facility. Despite its recently disclosed covenant breaches, improved conditions in the credit markets have allowed the Company to maintain its access to credit. The Company believes it will have sufficient cash flow from operations and its $25 million revolving credit facility to continue to meet its obligations over the next twelve months as it was able to during the past quarter. Alion retains the ability to restrict or defer certain types of cash payments that in the past caused the Company to fail to comply with certain debt covenants. Management intends to review re-financing alternatives if and as the credit markets allow.
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

Cash flow effects and risks associated with equity-related obligations
Changes in the price of a share of Alion common stock affect warrant-related interest expense. The Company no longer has significant stock-based compensation expense as most SARs are underwater and only a modest number of phantom shares remain outstanding. Management is unable to forecast the share price the ESOP Trustee will determine in future valuations. Because future share prices may differ from the current share price, the Company is unable to reliably forecast its future warrant-related interest expense. Alion will continue to recognize non-cash interest expense related to outstanding warrants as the current share price, interest rates, assumed volatility, and time to time expiration change. This expense will cease if the Company is able to retire the warrants based on the $25 million redemption agreement recently negotiated with IIT. The carrying value of the warrants exceeds the current net cash value of in-the-money warrants by approximately $6.1 million. This difference represents the time value of the underlying options associated with the underwater warrants issued in August 2008.
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
After each semi-annual valuation period, the ESOP Plan permits former employees and beneficiaries to request distribution of their vested ESOP account balances. Consistent with the terms of the Plan and the IRC, the Company intends to pay distribution requests in five annual installments and to defer initial payments as permitted. The Plan allows the Company to defer initial installment payments for five years for former employees who are not disabled, deceased or retired.
Discussion of Debt Structure
The discussion below describes the Term B Senior Credit Agreement, as modified by Amendments One through Nine and Increments Four and Five; the Subordinated Note as amended through December 2009; and the Senior Unsecured Notes issued and sold by the Company.
Term B Senior Credit Agreement
As of December 31, 2009, the Term B Senior Credit Agreement consisted of:
•	a senior term loan in the approximate amount of $236.0 million;
•	a $25.0 million senior revolving credit facility approximately $182 thousand of which was allocated to letters of credit and deemed borrowed, but none of which was actually drawn as of December 31, 2009; and
•	a $110.0 million uncommitted incremental term loan “accordion” facility which the Company may be able to access in the future subject to satisfying a leverage-based incurrence test.
In August 2004, Alion entered into the Term B Senior Credit Agreement with a syndicate of financial institutions for which Credit Suisse serves as arranger, administrative agent and collateral agent, and for which Bank of America serves as syndication agent.
•	In April 2005, the first amendment made certain changes and added $72.0 million in senior term loans to the total Term B Senior Credit Agreement debt.
•	In March 2006, the second amendment made certain changes, increased the senior term loan commitment by $68.0 million (drawn in full) and increased the revolving credit commitment from $30.0 million to $50.0 million.
•	In June 2006, the third amendment made certain changes and added $50.0 million in senior term loans to the total Term B Senior Credit Agreement debt.
•	In January 2007, the fourth increment added $15.0 million in senior term loans to the total Term B Senior Credit Agreement debt.

•	In February 2007, the fourth amendment made certain changes, extended the senior term loan maturity date to February 6, 2013, adjusted the principal repayment schedule to require a balloon principal payment at maturity, and added an incurrence test as an additional condition precedent to Alion’s ability to borrow additional funds.
•	In July 2007, the fifth increment added $25.0 million in senior term loans to the Term B Senior Credit Agreement.
•	On September 30, 2008, the fifth amendment made certain changes.
•	It increased the interest rate by 350 basis points to a minimum Eurodollar interest rate of 3.50% plus 600 basis points, and a minimum alternate base rate of 4.50% plus 500 basis points.
•	If the Company refinances, replaces or extends the maturity of its existing revolving line of credit with an interest rate spread which is more than 50 basis points higher than the then-current senior term loan interest rate spread, Alion’s interest rate spread will increase by the difference between the higher revolving credit facility interest rate spread and 50 basis points.
•	Alion must use any excess annual cash flow to prepay outstanding senior term loans.
•	It amended financial covenants to provide Alion flexibility through September 30, 2009.
•	It restricts the Company’s ability to pay the CEO or COO for previously awarded shares of phantom stock.
•	It permits Alion to incur additional second lien debt, subject to certain conditions.
•	In July 2009, the sixth amendment extended the revolving credit facility maturity date to September 25, 2009 and reduced the aggregate amount of the revolving credit commitments from $50 million to $40 million.
•	In September 2009, the seventh amendment extended the revolving credit facility maturity date to October 9, 2009 and reduced revolving credit commitments from $40 million to $25 million.
•	In October 2009, the ninth amendment extended the revolving credit maturity date to September 30, 2010; added an uncommitted $25 million incremental revolving credit facility; and modified certain negative covenants.
•	Alion must pay in kind an additional 100 basis points in interest if the Company fails to secure an additional $10 million in revolving credit commitments by February 1, 2010.
•	The Company must pay in kind a further 100 basis points in interest if its Senior Secured Leverage Ratio exceeds 2.75 to 1.00 as of June 30, 2010.
•	The interest rate increases by 50 basis points each quarter if the Company fail to meet the required leverage ratio.
•	If the Company fails to meet the June 2010 leverage ratio, the senior lenders may appoint a designee to Alion’s board of directors.
•	Alion is no longer required maintain its S-corporation status.
•	Alion may not make more than $8 million in capital expenditures from June 30, 2009 to September 30, 2010.
The Term B Senior Credit Agreement requires the Company to repay one percent of the principal balance of the senior term loan during each of the next four fiscal years in equal quarterly installments of approximately $0.6 million through December 31, 2012 and to repay the remaining outstanding balance of approximately $228.7 million on February 6, 2013.
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
If the Company enters into an additional term loan or revolving loan, including an incremental term loan facility or an incremental revolving credit facility, and certain terms of such loan are more favorable to the new lenders than existing terms under the Term B Senior Credit Agreement, the applicable interest rate spread on the senior term loans and the Revolver can increase. As a result, additional term loans or revolving credit could increase the Company’s interest expense under its existing term loans and the Revolver. Certain of the Company’s subsidiaries (HFA, CATI, METI, JJMA, BMH, WCI, WCGS and MA&D) guaranteed the Company’s obligations under the Company’s Term B Senior Credit Agreement.
Use of Proceeds. In August 2004, the Company borrowed $50.0 million, used approximately $47.2 million to retire its existing LaSalle Bank senior term loan and revolving credit facility, and paid approximately $2.8 million in transaction fees. In October 2004, the Company borrowed approximately $22.0 million to retire its existing $19.6 million mezzanine note and to pay approximately $2.4 million in accrued unpaid interest and prepayment premium. In April 2005, the Company borrowed $72.0 million and used approximately $58.7 million to pay part of the JJMA acquisition price, and approximately $1.3 million for term loan transaction fees. The Company used approximately $12.0 million for part of the BMH acquisition price. In March 2006, Amendment Two made $68.0 million of term loans available to the Company. Alion used approximately $16.5 million to pay part of the WCI acquisition price, and approximately $13.6 million to redeem mezzanine warrants held by IIT and the CEO. In May 2006, the Company used $15.0 million for part of the MA&D acquisition price. In June 2006, the Company borrowed $21.0 million in Amendment Two incremental term loans and $50.0 million in Amendment Three incremental term loans to pay part of the Anteon Contracts acquisition price. In January 2007, Alion paid a $0.3 million fee to borrow $15.0 million under Increment Four to pay down part of its outstanding senior revolving credit facility balance. In July 2007, Alion paid a $0.5 million fee to borrow $25.0 million under Increment Five to pay down part of its outstanding senior revolving credit facility balance.
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
Interest and Fees. Under the Term B Senior Credit Agreement, at the Company’s election, the senior term loan and the Revolver can each bear interest at either of two floating rates based on either a Eurodollar base or an alternative base rate (ABR). Since September 30, 2008, the minimum interest rate on Alion’s term loan and revolving credit facility has been 9.50%. The Eurodollar rate interest rate is 600 basis points plus a 3.5% minimum interest rate. The alternate base rate is 500 basis points plus a 4.5% minimum interest rate.
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
Other Fees and Expenses. Each quarter Alion is required to pay a commitment fee equal to 50 basis points per year on the prior quarter’s daily unused balances of the Revolver and the Senior Term Loan. As of December 31, 2009, $182 thousand was allocated to outstanding letters of credit; the senior term loan was fully utilized. The Company paid no senior term loan commitment fee and a fee of $32 and $53 thousand for the revolving credit facility for the quarters ended December 31, 2009 and 2008.

In addition to issuance and administrative fees, Alion is required to pay a fronting fee not to exceed 25 basis points for each letter of credit issued. Each quarter Alion is required to pay interest in arrears at the revolving credit facility rate for all outstanding letters of credit. The Term B Senior Credit Agreement also requires the Company to pay an annual agent’s fee.
Financial Covenants and Waiver Agreement. The Term B Senior Credit Agreement covenants require the Company to achieve certain senior secured leverage and interest coverage ratios which compare Alion’s senior secured debt and interest expense to Consolidated EBITDA, and require the Company to maintain certain minimum thresholds. In December 2009, Alion discovered it had not calculated Consolidated EBITDA in accordance with the definition in the Term B Senior Credit Agreement. The Term B Senior Credit Agreement requires Alion to deduct from Consolidated EBITDA cash payments made in a current accounting period on account of reserves, restructuring charges and other non-cash charges that the Company had added to its Consolidated EBITDA in a prior accounting period as permitted by the definition. Alion discovered that it had failed to reduce Consolidated EBITDA by cash payments made on account of non-cash charges added back in prior periods for Alion’s SAR and phantom stock plans. As a result of this error, the Company failed to meet required senior secured leverage and interest coverage ratios throughout fiscal 2009 and consequently breached a number of Term B Senior Credit Agreement affirmative and negative covenants.
On December 14, 2009, the requisite lenders waived Alion’s financial, affirmative and negative covenant defaults and its breach of certain related representations and warranties for all affected period including the fiscal year and quarter ended September 30, 2009 (the Waiver). The Company paid a 25 basis point fee to each lender granting the waiver and an additional arrangement fee to the Administrative Agent. The Waiver does not change any of the terms or definitions of the Term B Senior Credit Agreement.
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
As of December 31, 2009, Alion was in compliance with the Term B Senior Credit Agreement financial covenants. The Company expects to be able to meet its existing financial and other debt covenants for at least the next 12 months.
Consolidated EBITDA is defined as: (a) net income (or loss), as defined therein; plus (b) the following items, without duplication, to the extent deducted from net income or included in the net loss, the sum of: (i) consolidated interest expense; (ii) provision for income taxes; (iii) depreciation and amortization, including amortization of other intangible assets; (iv) cash contributions to the ESOP in respect of the repurchase liability of the Company under the ESOP Plan; (v) any non-cash charges or expenses including (A) non-cash expenses associated with the recognition of the difference between the fair market value of the Warrants and the exercise price of the Warrants, (B) non-cash expenses with respect to the stock appreciation rights and phantom stock plans, and the Warrants and accretion of the Warrants and (C) non-cash contributions to the ESOP; (vi) any extraordinary losses and (vii) any nonrecurring charges and adjustments by third-party valuation firm that prepares valuation reports in connection with the ESOP; minus (c) without duplication, (i) all cash payments made on account of reserves, restructuring charges and other non-cash charges added to net income (or included in net loss) pursuant to clause (b)(v) above in a previous period and (ii) to the extent included in net income (or net loss), any extraordinary gains and all non-cash items of income, in accordance with GAAP.
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

Period	Ratio
July 1, 2009 through March 31, 2010	1.10 to 1.00
April 1, 2010 through June 30, 2010	1.15 to 1.00
July 1, 2010 through December 31, 2010	1.25 to 1.00
Thereafter	1.35 to 1.00
The Company’s Senior Secured Leverage and Interest Coverage Ratios for the twelve-month periods ended December 31, 2009 and 2008 are included below.

	Twelve Months Ended
	December 31,
	2009	2008
Senior Secured Leverage Ratio	3.86	4.49
Interest Coverage Ratio	1.16	1.09
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
In August 2008, Alion amended and restated the original warrants and issued an additional 550,000 redeemable common stock warrants at an exercise price of $36.95 per share. The Company issued the second set of warrants to IIT in connection with the amendment of the Subordinated Note. All the warrants are exercisable to September 2013 at the then-current fair value per share of Alion common stock, less the exercise price. The Company recognized approximately $10.3 million in debt issue costs for the fair value of the August 2008 warrants and the amendment to the December 2002 warrants.
Alion has classified the warrants as debt instruments and not equity. The Company recognizes interest expense for changes in the fair value of the warrants which had an aggregate estimated fair value of $32.7 million as of December 31, 2009. On December 21, 2009, Alion entered into a Subordinated Note and Warrant Redemption Agreement, Fourth Amendment to Seller Note Securities Purchase Agreement, First Amendment to the Second Amended and Restated Seller Note and Rights Agreement Termination Agreement (the “Redemption Agreement”) dated as of December 18, 2009 between Alion and IIT.

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
Alion’s obligation to redeem and repurchase the Seller Note and the Seller Warrants remains subject to certain conditions including, among others, Alion having: (a) access to sufficient capital under the terms of its various debt agreements to pay the redemption and repurchase price; and (b) permission or the right to pay IIT the redemption and repurchase price under Alion’s various debt agreements. Alion and IIT agreed to defer until April 1, 2010, payment of Seller Note interest originally due January 2, 2010. Upon the closing of the redemption and repurchase of the Seller Note and the Seller Warrants, (a) the Seller Note Securities Purchase Agreement and the Rights Agreement each dated as of December 20, 2002 between Alion and IIT (as successor to Illinois Institute of Technology Research Institute) will terminate, and (b) two current members of Alion’s Board of Directors nominated by IIT will resign. IIT has agreed not to exercise the Seller Warrants prior to March 31, 2010. Either Alion or IIT may terminate the Redemption Agreement if Alion has not redeemed and repurchased the Seller Note and the Seller Warrants by March 31, 2010.
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
Covenants. As of December 31, 2009, the Company was in compliance with the covenants set forth in the Company’s Indenture with respect to the Company’s 10.25% Senior Unsecured Notes. The Company’s Indenture does not contain any financial covenants.
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
Exchange Offer; Registration Rights. The Company filed a registration statement with the SEC offering to exchange the Senior Unsecured Notes for publicly registered notes. The registration statement was declared effective May 10, 2007; the exchange offer closed June 20, 2007; all outstanding notes were exchanged for publicly registered notes. During the next six fiscal years the Company expects that at a minimum, it will have to make the estimated interest and principal payments set forth below.

	6-Fiscal Years ($ In thousands)
	2010	2011	2012	2013	2014	2015
Bank revolving credit facility
- Interest(1)	$914	$1,039	$859	$692	$731	$439
Senior Term Loan
- Interest(2)	16,957	22,466	22,293	7,851	—	—
- Principal(3)	1,825	2,433	2,433	229,297	—	—
Senior Unsecured Notes
- Interest	25,625	25,625	25,625	25,625	25,625	12,813
- Principal	—	—	—	—	—	250,000
Subordinated Note(4)
- Interest	3,223	3,369	3,594	3,332	—	—
- Principal	3,000	3,000	2,000	70,311	—	—

Total cash — pay interest	46,719	52,499	53,371	37,500	26,356	13,252
Total cash — pay principal	4,825	5,433	4,433	299,608	—	250,000

Total	$51,544	$57,932	$56,804	$337,108	$26,356	$263,252

(1)	Alion anticipates it will regularly utilize a $25.0 million revolving credit facility to meet working capital needs. The present revolving credit facility matures in September 2010. The Company expects to replace it with a similar facility at least through 2015. Alion estimates the average utilized revolver balance will be $12.0 million for fiscal year 2010; $10.0 million for fiscal year 2011, $8.0 million for 2012, $6.0 for fiscal years 2013 and 2014, $3 million for fiscal year 2015 and minimal thereafter. Interest expense includes estimated fees for the unused balance of a $25.0 million revolving credit facility. The Company estimates the effective average cash-pay interest rate, excluding fees for the unused balance on the revolver, will be 9.5% for all periods presented. Alion expects it will be able to meet existing Term B Senior Credit Agreement financial covenants for the next 12 months. Therefore, the Company believes it will continue to have access to its $25.0 million revolving credit facility.

(2)	Alion forecasts the average annual Term B Senior Credit Agreement senior term loan balance will be: $235.7 million, $233.3 million, $230.8 million, and $81.0 million for fiscal years 2010 through 2013. The senior term loan matures February 2013. The Company expects it will need to refinance the Term B senior term loan before it matures and forecasts interest expense to continue at levels similar to prior years based on a forecast LIBOR rate plus the Credit Suisse Eurodollar spread. If Alion does not meet certain financial covenants by February 2010, interest on the Term B Senior Credit Agreement will increase beyond this rate by 100 basis points retroactive to the beginning of fiscal 2010. If Alion does not meet certain additional financial covenants by June 2010, interest will increase by an additional 100 basis points retroactive to the beginning of fiscal 2010. Each quarter that Alion continues not to meet the June 2010 financial covenants, interest will increase by a further 25 basis points. Alion estimates the effective annual interest rates for the fiscal years 2010 through 2013 will be approximately 9.6%, 9.6%, 9.8%, and 10.1%. Interest expense includes estimated senior term loan commitment fees. Alion expects it will be able to meet existing Term B Senior Credit Agreement financial covenants for the next 12 months and that the senior term loan principal will not be callable prior to maturity.

(3)	The Term B Senior Credit Agreement requires Alion to repay approximately 1.0 percent of the principal balance outstanding under the senior term loan annually. On a cumulative basis, Alion will pay approximately 4.3% of the principal through the first quarter of fiscal year 2013. The remaining principal balance is due on February 6, 2013, the senior term loan maturity date. The table reflects the balance drawn of $236.0 million as of December 31, 2009, payments of approximately $1.8 million for the balance of fiscal 2010 and $2.4 million in fiscal years 2011 and 2012, approximately $0.6 million payable the first quarter of fiscal 2013, and payment of the remaining principal (balance of $228.7 million) on February 2013. If Alion generates certain excess cash flow in a given fiscal year, issues or incurs certain debt or sells certain assets, the Term B Senior Credit Agreement requires the Company to prepay a portion of the principal. As of September 30, 2009, no mandatory prepayments are due.

(4)	The Term B Senior Credit Agreement prohibits Alion from making cash payments for principal or interest on the Subordinated Note. The Company and IIT modified the Subordinated Note to defer cash interest payments due January 2010 to April 2010. Failure to timely pay Subordinated Note principal is not an event of default; failure to pay Subordinated Note interest is an event of default that can accelerate repayment of the Term B Senior Credit Agreement. The Company expects to be able to either retire the Subordinated Note prior to April 2010 or amend it to defer cash interest payments until after the Term B Senior Credit Agreement expires.
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
As of December 31, 2009, Alion had spent a cumulative total of $71.6 million to repurchase shares of its common stock to satisfy ESOP distribution and diversification requests from former employees and Plan beneficiaries. In 2008, the Company changed its prior practice of immediately paying out all distribution requests in full. In March 2008, Alion began paying ESOP beneficiaries over the five-year distribution period permitted by ERISA and the terms of the Plan. Alion intends to continue this practice for the foreseeable future in part to offset the cash flow effects of annual employee diversification requests that began in fiscal 2008 and which are expected to continue for the foreseeable future.

	Number of Shares		Total Value
Date	Repurchased	Share Price	Purchased
			(In thousands)
December 2008	233	$38.35	$9
March 2009	189,038	$38.35	7,250
April 2009	122	$34.30	4
May 2009	38	$34.30	1
July 2009	100	$34.30	3
July 2009	127	$38.35	5
August 2009	178	$34.30	6
September 2009	55,282	$34.30	1,896
December 2009	745	$34.50	26

Total	245,864		$9,200

Alion believes cash flow from operations and cash available under current and anticipated revolving credit facilities will provide sufficient capital to fulfill current business plans and fund working capital needs for at least the next 12 months. The Company intends to focus on organic growth and improving processes and margins.
Although Alion expects to have positive annual operating cash flow eventually, it will need to generate significant additional revenue beyond current levels and earn net income in order to pay Senior Credit Facility principal and interest, the Senior Unsecured Notes, the Subordinated Note and Warrants, and satisfy ESOP repurchase and diversification obligations. Alion is negotiating with existing and potential lenders to refinance or replace its existing revolving credit facility prior to January 26, 2010. The Company does not yet know the terms under which it will be able to replace or continue its existing revolver. Despite the current state of the credit markets, Management does not expect that the interest rate on renewal or replacement of the Revolver will have an effective coupon rate materially greater than the current rate. Therefore, Management does not believe that renewal or extension of the Revolver will materially affect the Company’s cash flows or results of operations.
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
Recently Issued Accounting Pronouncements
Accounting Standards Update 2009-13 Revenue Recognition — Multiple Deliverable Revenue Arrangements (ASU 2009-13) was issued in October 2009 and updates Accounting Standards Codification (ASC) 605 — Revenue Recognition. ASU 2009-13 removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting; replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the “Fair Value Measurements and Disclosures” guidance; provides a hierarchy that entities must use to estimate the selling price; eliminates the use of the residual method for allocation; and expands the ongoing disclosure requirements. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010, and can be applied prospectively or retrospectively. The Company is currently evaluating the effect, if any, that adopting ASU 2009-13 will have on its consolidated financial position and results of operations.
Accounting Standards Update 2009-14 Certain Revenue Arrangements That Include Software Elements (ASU 2009-14) was issued in October 2009 and updates ASC 985 — Software — Revenue Recognition. ASU 2009-14 clarifies which accounting guidance should be used to measure and allocate revenue for arrangements that contain both tangible products and software, where the software is more than incidental to the tangible product as a whole. ASU 2009-14 is effective for fiscal years beginning on or after June 15, 2010 and applies to arrangements entered into or materially modified on or after that date. The Company is currently evaluating the effect, if any, that adopting ASU 2009-14 will have on its consolidated financial position and results of operations.

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
Factors that could cause actual results to differ materially from anticipated results include, but are not limited to:
•	changes to the ERISA laws related to the KSOP;
•	changes to Alion’s subchapter S status, or any change in Alion’s effective tax rate;
•	additional costs to comply with the Sarbanes-Oxley Act of 2002, including any changes in SEC rules, and other corporate governance requirements;
•	failure of government customers to exercise contract options;
•	U.S. government project funding decisions;
•	government contract bid protest and termination risks;
•	competitive factors such as pricing pressures and/or competition to hire and retain employees;
•	results of current and/or future legal proceedings and government agency proceedings which may arise out of Alion’s operations and attendant risks of fines, liabilities, penalties, suspension and/or debarment;
•	undertaking acquisitions that increase costs or liabilities or are disruptive;
•	taking on additional debt to fund acquisitions;
•	failing to adequately integrate acquired businesses;
•	material changes in laws or regulations affecting Alion’s businesses;
•	other risk factors discussed in the Company’s annual report on Form 10-K for the year ended September 30, 2009 filed with the SEC on December 24, 2009.
Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s view only as of January 26, 2010. The Company undertakes no obligation to update any of the forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise. This discussion addresses only continuing operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
The Company is exposed to interest rate risk principally for debt incurred to finance its acquisitions, its periodic borrowings and related debt amendments, and re-financings. The balance on the $25.0 million Revolver bears interest at variable rates currently based on Credit Suisse’s (CS) prime rate (with a minimum of 4.5%) plus a maximum spread of 500 basis points. The senior term loan bears interest at variable rates currently tied to the Eurodollar rate (with a minimum of 3.5%) plus 600 basis points. Such variable rates increase the risk that interest charges will increase materially if market interest rates increase. The approximate impact of a 1% increase in the interest rate, as applied to principal balances drawn under the Senior Credit Facility would be, $2.4 million, $2.3 million, $2.3 million, and $1.1 million for the balance of fiscal year 2010 and fiscal years ending 2011 through 2013.
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
Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 15d — 15(f) under the Exchange Act) during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 4T. Controls and Procedures
See disclosure under Item 4.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
See Note 19 to the Condensed Consolidated Financial Statements. Other than the actions discussed in the Company’s most recent Annual Report on Form 10-K, the Company is not involved in any legal proceeding other than routine legal proceedings occurring in the ordinary course of business. Alion believes that these routine legal proceedings, in the aggregate, are not material to its financial condition and results of operations.
As a government contractor, Alion may be subject from time to time to federal government inquiries relating to its operations and to DCAA audits. The federal government can suspend or debar, for a period of time, a contractor that is indicted or found to have violated the False Claims Act or other federal laws. Such an event could also result in fines or penalties.
Item 1A. Risk Factors
There have been no material changes to the risk factors Alion disclosed in its Annual Report on Form 10-K for the year ended September 30, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit
No.	Description
10.62	Amendment No. 9 to the Term B Senior Credit Agreement. (1)
10.63	Waiver dated as of December 14, 2009, by and among the Company, HFA, METI, CATI, JJMA, BMH, WCI, MA&D, WCGS, CS and the lenders party thereto, related to the Term B Senior Credit Agreement. (2)
10.64	Note and Warrant Redemption Agreement, Fourth Amendment to Seller Note Securities Purchase Agreement, First Amendment to the Second Amended and Restated Seller Note and Rights Agreement Termination Agreement, dated as of December 18, 2009 between Alion Science and Technology Corporation and Illinois Institute of Technology. (3)
31.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation pursuant to 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on October 13, 2009.

(2)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on December 16, 2009.

(3)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on December 24, 2009.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALION SCIENCE AND TECHNOLOGY CORPORATION
By:	/s/ Michael J. Alber
	Name:	Michael J. Alber
	Title:	Principal Financial Officer and Duly Authorized Officer
Date: January 26, 2010