Form 10-Q
period 2010-03-31
ALION SCIENCE & TECHNOLOGY CORP
filed 2010-05-14
CIK 1166568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010.
COMMISSION FILE NUMBER 333–89756

Alion Science and Technology Corporation
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation of Organization)	54–2061691 (I.R.S. Employer Identification No.)

10 West 35th Street Chicago, IL 60616 (312) 567-4000	1750 Tysons Boulevard, Suite 1300 McLean, VA 22102 (703) 918–4480
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
Yes ☐ No ☑
The number of shares outstanding of Alion Science and Technology Corporation
Common Stock as of May 14, 2010 was: Common Stock 5,469,272

ALION SCIENCE AND TECHNOLOGY CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)	1

Condensed Consolidated Balance Sheets (unaudited)	1

Condensed Consolidated Statements of Operations (unaudited)	2

Condensed Consolidated Statements of Cash Flows (unaudited)	3

Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

Item 3. Quantitative and Qualitative Disclosures About Market Risk	54

Item 4. Controls and Procedures	54

Item 4T. Controls and Procedures	54

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	55

Item 1A. Risk Factors	55

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	59

Item 3. Defaults Upon Senior Securities	59

Item 4. Removed and Reserved	59

Item 5. Other Information	59

Item 6. Exhibits	60

Exhibit 4.22
Exhibit 4.23
Exhibit 4.24
Exhibit 4.25
Exhibit 4.26
Exhibit 4.27
Exhibit 4.28
Exhibit 4.29
Exhibit 4.30
Exhibit 4.31
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ALION SCIENCE AND TECHNOLOGY CORPORATION
Condensed Consolidated Balance Sheets (unaudited)
As of March 31, 2010 and September 30, 2009

	March 31,	September 30,
	2010	2009
	(In thousands, except share
	and per share information)
Current assets:
Cash and cash equivalents	$28,300	$11,185
Accounts receivable, net	187,847	180,157
Prepaid expenses and other current assets	5,432	3,795

Total current assets	221,579	195,137
Property, plant and equipment, net	12,952	14,474
Intangible assets, net	23,048	28,680
Goodwill	398,921	398,921
Other assets	10,661	10,286

Total assets	$667,161	$647,498

Current liabilities:
Interest payable	$5,095	$9,039
Current portion, senior term loan payable	—	2,389
Current portion, subordinated note payable	—	3,000
Current portion, acquisition obligations	—	50
Trade accounts payable	71,127	60,707
Accrued liabilities	54,698	45,425
Accrued payroll and related liabilities	36,435	43,033
Billings in excess of revenue earned	3,783	3,661

Total current liabilities	171,138	167,304
Senior term loan payable, excluding current portion	—	229,221
Senior secured notes	268,400	—
Senior unsecured notes	245,684	245,241
Subordinated note payable	—	46,932
Accrued compensation, excluding current portion	5,275	5,740
Accrued postretirement benefit obligations	740	717
Non-current portion of lease obligations	7,921	7,286
Deferred income taxes	33,818	—
Commitments and contingencies	—	—
Redeemable common stock warrants	—	32,717
Redeemable common stock, $0.01 par value, 8,000,000 shares authorized, 5,469,272 and 5,424,274 shares issued and outstanding at March 31, 2010 and September 30, 2009	153,140	187,137
Common stock warrants	20,785	—
Accumulated other comprehensive loss	(238)	(238)
Accumulated deficit	(239,502)	(274,559)

Total liabilities, redeemable common stock and accumulated deficit	$667,161	$647,498

See accompanying notes to condensed consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION
Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(In thousands, except share and per share information)
Contract revenue	$203,546	$195,429	$409,284	$384,225
Direct contract expense	156,049	149,135	315,045	294,457

Gross profit	47,497	46,294	94,239	89,768

Operating expenses:
Indirect contract expense	9,982	9,332	19,268	18,456
Research and development	309	78	570	147
General and administrative	18,466	13,426	34,473	23,599
Rental and occupancy expense	8,298	8,468	16,284	16,206
Depreciation and amortization	4,212	4,700	8,443	9,506

Total operating expenses	41,267	36,004	79,038	67,914

Operating income	6,230	10,290	15,201	21,854
Other income (expense):
Interest income	12	25	57	48
Interest expense	(14,097)	(10,244)	(30,983)	(24,332)
Other	87	(87)	(24)	(122)
Gain on extinguishment of debt	50,749	—	50,749	—

Total other income (expense)	36,751	(10,306)	19,799	(24,406)
Pre-tax income (loss)	42,981	(16)	35,000	(2,552)
Income tax (expense) benefit	(33,816)	55	(33,776)	51

Net income (loss)	$9,165	$39	$1,224	$(2,501)

Basic and diluted earnings (loss) per share	1.69	0.01	0.23	(0.48)

Basic and weighted average common shares outstanding	5,411,342	5,227,835	5,417,756	5,228,787

See accompanying notes to condensed consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended March 31,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net loss	$1,224	$(2,501)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,443	9,506
Bad debt expense	—	512
Accretion of debt to face value	—	1,180
Amortization of debt issuance costs	2,223	1,364
Secured Note paid in kind interest	155	—
Change in fair value of redeemable common stock warrants	(160)	(6,899)
Stock-based compensation	(865)	(5,764)
Incentive compensation	1,168	1,848
Gain on extinguishment of debt	(50,749)	—
Deferred income taxes	33,818	—
Other gains and losses	(1)	18
Changes in assets and liabilities:
Accounts receivable	(7,690)	(15,824)
Other assets	(754)	(578)
Trade accounts payable	10,540	2,100
Accrued liabilities	5,675	(347)
Interest payable	(3,944)	2,478
Other liabilities	840	4,022

Net cash used in operating activities	(77)	(8,885)
Cash flows from investing activities:
Cash paid for acquisitions-related obligations	(50)	(166)
Capital expenditures	(1,271)	(1,076)
Proceeds from sale of assets	5	—

Net cash used in investing activities	(1,316)	(1,242)
Cash flows from financing activities:
Change in book overdraft	—	100
Cash paid for interest rate swap	—	(4,647)
Sale of Secured Notes	281,465	—
Sale of Common Stock Warrants	20,785
Payment of debt issue costs	(16,710)	—
Payment of Term B Loan	(236,596)	(1,216)
Repurchase of Subordinated Note and related warrants	(25,000)	—
Payment of Subordinated Note principal	—	(3,000)
Revolver borrowings	84,200	227,500
Revolver repayments	(84,200)	(222,780)
Loan to ESOP Trust	(5,323)	(5,936)
ESOP loan repayment	5,323	5,936
Redeemable common stock purchased from ESOP Trust	(7,561)	(7,232)
Redeemable common stock sold to ESOP Trust	2,128	5,115

Net cash provided by (used in) financing activities	18,511	(6,160)
Net increase (decrease) in cash and cash equivalents	17,115	(16,287)
Cash and cash equivalents at beginning of period	11,185	16,287

Cash and cash equivalents at end of period	$28,300	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$32,759	$23,397
Cash received for taxes	(42)	(51)

ALION SCIENCE AND TECHNOLOGY CORPORATION
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended March 31,
	2010	2009
	(In thousands)
Non-cash financing activities:
Common stock issued to ESOP Trust in satisfaction of employer contribution liability	$5,268	$5,252
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
Alion was established in October 2001 as a for-profit S-Corporation to purchase substantially all of the assets and certain liabilities of IIT Research Institute (IITRI), a not-for-profit corporation controlled by Illinois Institute of Technology (IIT). In December 2002, Alion acquired substantially all of IITRI’s assets and liabilities except for its Life Sciences Operation, for $127.3 million. Prior to that, the Company’s activities were organizational in nature.
On March 22, 2010, the Company became a C-Corporation because it no longer met the Internal Revenue Code S-corporation requirement that it have only a single class of stock. In connection with the sale of the Units, Alion issued deep-in-the-money common stock warrants considered to be a second class of stock. See Note 13.
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments and reclassifications that are necessary for fair presentation of the periods presented. The results for the six months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K for the year ended September 30, 2009.
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
Federal government agency contracts are subject to periodic funding. A customer may fund a contract in its entirety at inception or ratably throughout its period of performance as services are provided. If Alion determines contract funding is not probable, it defers revenue recognition until realization is probable. The federal government can audit Alion’s contract costs and adjust amounts through negotiation. The government considers Alion a major contractor; its auditors maintain an office on site. The government has audited the Company’s claimed costs through fiscal year 2004. The Company negotiated and settled indirect rates through fiscal year 2004 with no material adverse effect on operating results or cash flows. DCAA is currently auditing the Company’s indirect cost proposals for fiscal 2005 and 2006. The Company submitted its fiscal year 2009, 2008 and 2007 indirect cost proposals in March 2010, 2009 and 2008. Alion has recorded federal government contract revenue in amounts it expects to realize.
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
Alion generates software-related revenue from licensing software and providing services. In general, professional services are essential to the functionality of the solutions the Company sells. Alion applies the percentage of completion method in ASC 605 — Revenue Recognition to recognize revenue.
Income Taxes
From its inception until March 22, 2010, Alion was an S-corporation and was not subject to federal or most state income taxes. As a pass-through entity Alion’s income and losses were allocated to its tax-exempt shareholder, the Alion Science and Technology Corporation Employee Stock Ownership, Savings and Investment Trust (the ESOP Trust). All of Alion’s subsidiaries were qualified S-corporation subsidiaries or disregarded entities included in its consolidated federal tax returns.
On March 22, 2010, Alion issued deep-in-the-money warrants that are deemed to constitute a second class of stock. Because it was deemed to have two classes of stock, the Company ceased to qualify as an S-corporation and automatically became a C-corporation subject to federal and state income taxes. Some Alion subsidiaries also became subject to separate state income tax and reporting requirements. From its formation, Alion Science and Technology (Canada) Corporation has been subject to Canadian federal and provincial income taxes.
Alion accounts for income taxes by applying the provisions in currently enacted tax laws. The Company determines deferred income taxes based on the estimated future tax effects of differences between the financial statement and tax bases of its assets and liabilities. Deferred income tax provisions and benefits will change as assets or liabilities change from year-to-year. In providing for deferred taxes, Alion considers the tax regulations of the jurisdictions where it operates; estimates of future taxable income; and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies change, the carrying value of deferred tax assets and liabilities may require adjustment.
Alion has a history of operating losses for both tax and financial statement purposes. The Company has recorded valuation allowances equal to deferred tax assets based on the likelihood that it may not be able to realize the value of these assets. Alion recognizes the benefit of a tax position only after determining that the relevant tax authority would “more likely than not” sustain the Company’s position following an audit. For tax positions meeting the “more likely than not” threshold,

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
the Company recognizes the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.
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
The Company accounts for goodwill and other intangible assets in accordance with the provisions of ASC 350 — Intangibles, Goodwill and Other Assets. Alion is required to review goodwill at least annually for impairment or, more frequently if events and circumstances indicate goodwill might be impaired. The Company performs its annual review at the end of each fiscal year. Alion is required to recognize an impairment loss to the extent that its goodwill carrying amount exceeds fair value. Evaluating any impairment to goodwill involves significant management estimates. To date, these annual reviews have resulted in no adjustments.
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

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
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
Alion completed its most recent goodwill impairment analysis in the fourth quarter of fiscal year 2009 and concluded no goodwill impairment existed as of September 30, 2009. The estimated fair value of each reporting unit substantially exceeded its September 2009 carrying value. A hypothetical 10% decrease in fair value would not have resulted in impairment to goodwill for any reporting unit or triggered the need to perform additional step two analyses for any reporting unit. There were no changes to goodwill in the quarter ended March 31, 2010 nor were there any significant events in the quarter that indicated impairment to goodwill as of March 31, 2010.
Alion amortizes intangible assets as economic benefits are consumed over estimated useful lives. As of March 31, 2010, the Company had a recorded net intangible asset balance of approximately $23.0 million, composed primarily of purchased contracts from the JJMA and Anteon contract acquisitions. The Company amortizes intangible assets as it consumes the economic benefits over the assets’ estimated useful lives.

Purchased contracts	1 – 13 years
Internal use software and engineering designs	2 – 3 years
Non-compete agreements	3 – 6 years

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
Redeemable Common Stock
There is no public market for Alion’s redeemable common stock and therefore no observable price for its equity, individually or in the aggregate. The ESOP Trust holds all the Company’s outstanding common stock. Under certain circumstances, ESOP beneficiaries can require the ESOP Trust to distribute the value of their beneficial interests. The ESOP Trustee can distribute cash or shares of Alion common stock. The Internal Revenue Code (IRC) and ERISA require the Company to offer ESOP participants who receive Alion common stock a liquidity put right which requires the Company to purchase distributed shares at fair market value. Eventual redemption of shares of Alion common stock is outside the Company’s control; therefore, Alion classifies its outstanding shares of redeemable common stock as a liability.
At each reporting date Alion is required to increase or decrease the reported value of its outstanding common stock to reflect its estimated redemption value. Management estimates the value of this liability in part by considering the most recent price at which the Company was able to sell shares to the ESOP Trust (current share price times total shares issued and outstanding). In its fiduciary capacity the ESOP Trustee is independent of the Company and its management. Consistent with its fiduciary responsibilities, the ESOP Trustee retains an independent third party valuation firm to assist it in determining the fair market value (share price) at which the ESOP Trustee may acquire or dispose of investments in Alion common stock. The Audit and Finance Committee of Alion’s Board of Directors reviews the reasonableness of the liability Management has determined is appropriate for the Company to recognize in its financial statements for outstanding redeemable common stock. The Audit and Finance Committee considers various factors in its review, including, in part, the most recent valuation report and the share price selected by the ESOP Trustee.
Alion records changes in the reported value of its outstanding common stock through an offsetting charge or credit to accumulated deficit. There were no fair value adjustments to redeemable common stock in the current quarter. The accumulated deficit at March 31, 2010 included $56.4 million for changes in the Company’s share redemption liability. Outstanding redeemable common stock had an aggregate fair value of approximately $153.1 million as of March 31, 2010.
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
Senior long-term debt. The carrying amount of the Company’s senior debt approximates fair value, estimated based on current rates offered to the Company for debt of the same remaining maturities, and reflects amounts Alion is contractually required to pay. Senior long-term debt includes the Company’s revolving credit agreement, its Secured Notes and its Unsecured Notes. Senior long-term debt formerly included Alion’s Term B Senior Credit Facility (revolving credit facility and term loan) which the Company extinguished on March 22, 2010.
Subordinated notes and redeemable common stock warrants. Alion uses an option pricing model to estimate the fair value of its redeemable common stock warrants. In estimating the Company’s aggregate redeemable common stock warrant liability, Management considers factors such as risk free interest rates; share price volatility of comparable publicly traded companies; information in the valuation report prepared for the ESOP Trustee; and the share price selected by the ESOP Trustee. The only market for the Company’s subordinated debt consisted of principal to principal transactions. The Company carried its subordinated notes at amortized cost. On March 22, 2010, Alion extinguished the Subordinated Note and related warrants. On the same date, the Company issued new warrants when it issued new senior secured notes. The new warrants qualify as equity and are not subject to fair value measurement or reporting.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
Redeemable Alion common stock. Management estimates the fair value price per share of Alion common stock by considering in part the most recent price at which the Company was able to sell shares to the ESOP Trust as well as information contained in the most recent valuation report that an independent, third-party firm prepares for the ESOP Trustee.
Recently Issued Accounting Pronouncements
Accounting Standards Update 2009-13 (ASU 2009-13) Revenue Recognition — Multiple Deliverable Revenue Arrangements was issued in October 2009 and updates Accounting Standards Codification (ASC) 605 — Revenue Recognition. ASU 2009-13 removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting; replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the “Fair Value Measurements and Disclosures” guidance; provides a hierarchy that entities must use to estimate the selling price; eliminates the use of the residual method for allocation; and expands the ongoing disclosure requirements. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010, and can be applied prospectively or retrospectively. The Company is currently evaluating the effect, if any, that adopting ASU 2009-13 will have on its consolidated financial position and results of operations.
Accounting Standards Update 2009-14 (ASU 2009-14) Certain Revenue Arrangements That Include Software Elements was issued in October 2009 and updates ASC 985 — Software — Revenue Recognition. ASU 2009-14 clarifies which accounting guidance should be used to measure and allocate revenue for arrangements that contain both tangible products and software, where the software is more than incidental to the tangible product as a whole. ASU 2009-14 is effective for fiscal years beginning on or after June 15, 2010 and applies to arrangements entered into or materially modified on or after that date. The Company is currently evaluating the effect, if any, that adopting ASU 2009-14 will have on its consolidated financial position and results of operations.
(3) Employee Stock Ownership Plan (ESOP) and ESOP Trust
In December 2001, the Company adopted the Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan (the Plan) and the ESOP Trust. The Plan, a tax qualified retirement plan, includes ESOP and non-ESOP components. In April 2010, the Internal Revenue Service (IRS) issued a determination letter that the ESOP Trust and the Plan, as amended and restated as of October 1, 2006, and including an amendment to the Plan executed in June 2009, qualify under Sections 401(a) and 501(a) of the Internal Revenue Code of 1986 as amended (the IRC). In August 2008, Alion amended the Trust Agreement between the Company and the ESOP Trust. Alion believes that the Plan and the ESOP Trust have been designed and are being operated in compliance with the applicable IRC requirements.
(4) Earnings (Loss) Per Share
Basic and diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding excluding the impact of warrants and phantom stock. Even after including required adjustments to the earnings per share numerator, the warrants and phantom stock are anti-dilutive for all periods presented. The Company’s 1,630,437 Subordinated Note warrants were outstanding for all of 2009 and up through March 22, 2010 when they were extinguished. Also on March 22, 2010, Alion issued 310,000 Units that include the Secured Notes and warrants to purchase 602,614 shares of Alion common stock The Secured Note warrants have a penny per share exercise price, are exercisable beginning March 22, 2011 and expire March 15, 2017. The Secured Note warrants are not redeemable and do not have price protection; they are classified as permanent equity.
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

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
Because Alion is now a C-corporation, terminating ESOP participants can choose whether to receive cash or shares of Alion common stock. If Alion distributes common stock to a participant or beneficiary, the IRC and ERISA require that it provide a put option to permit a recipient to sell the stock to the Company at the estimated fair value price per share based on the most recent price at which the Company was able to sell shares to the ESOP Trust ($28.00 at March 31, 2010 and $34.50 at September 30, 2009). Consistent with its duty of independence from Alion Management and its fiduciary responsibilities, the ESOP Trustee retains an independent third party valuation firm to assist it in determining the fair market value (share price) at which the Trustee may acquire or dispose of investments in Alion common stock. The Audit and Finance Committee of Alion’s Board of Directors reviews the reasonableness of the liability for outstanding redeemable common stock that Management has determined is appropriate for the Company to recognize in its financial statements. The Audit and Finance Committee considers various factors in its review, including in part, the valuation report and the share price selected by the ESOP Trustee. Management considers the share price selected by the ESOP Trustee along with other factors, to assist in estimating Alion’s aggregate liability for outstanding redeemable common stock owned by the ESOP Trust. Certain participants who beneficially acquired shares of Alion common stock on December 20, 2002, have the right to sell such shares distributed from their accounts at the greater of the then current estimated fair value per share or the original $10.00 purchase price.
Although the Company and the ESOP retain the right to delay distributions consistent with the terms of the Plan, and to control the circumstances of future distributions, eventual redemption of shares of Alion common stock is deemed to be outside the Company’s control.
The Company makes 401(k) matching contributions in shares of Alion common stock and discretionary profit-sharing contributions in a combination of Alion common stock and cash. The Company matches the first 3% and one-half of the next 2% of eligible employee salary deferrals by contributing shares of Alion common stock to the ESOP Trust on March 31 and September 30 each year. The Company also makes a profit sharing contribution of Alion common stock to the ESOP Trust on the same dates equal to 1% of eligible employee compensation. Each pay period the Company makes a cash contribution to the non-ESOP component of the KSOP equal to 1.5% of eligible employee compensation. Alion recognized $3.7 million and $3.4 million in compensation expense for the KSOP for the quarters ended March 31, 2010 and 2009, and $7.0 million and $6.7 million for the six months ended March 31, 2010 and 2009.
(6) Accounts Receivable
Accounts receivable at March 31, 2010 and September 30, 2009 consisted of the following

	March 31,	September 30,
	2010	2009
	(In thousands)
Billed receivables	$103,166	$108,566
Unbilled receivables:
Amounts currently billable	37,392	22,954
Revenues recorded in excess of milestone billings on fixed price contracts	3,726	3,757
Revenues recorded in excess of estimated contract value or funding	33,543	36,327
Retainages and other amounts billable upon contract completion	13,877	12,972
Allowance for doubtful accounts	(3,857)	(4,419)

Total Accounts Receivable	$187,847	$180,157

Revenue recorded in excess of milestone billings on fixed price contracts is not yet contractually billable. Amounts currently billable consist principally of amounts to be billed within the next year. Any remaining unbilled balance including retainage is billable upon contract completion or completion of Defense Contract Audit Agency audits. Revenue recorded in excess of contract value or funding is billable upon receipt of contractual amendments or other modifications. Contract revenue recognized in excess of billings totaled approximately $88.5 million as of March 31, 2010 and included approximately $33.5 million for customer-requested work for which the Company had not received contracts or contract modifications. In keeping with industry practice, Alion classifies all contract-related accounts receivable as current assets based on contractual operating cycles which frequently exceed one year. Unbilled receivables are expected to be billed and collected within one year except for $13.9 million at March 31, 2010.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
(7) Property, Plant and Equipment

	March 31,	September 30,
	2010	2009
	(In thousands)
Leasehold improvements	$10,980	$10,214
Equipment and software	33,100	32,807

Total cost	44,080	43,021
Less: accumulated depreciation and amortization	(31,128)	(28,547)

Net Property, Plant and Equipment	$12,952	$14,474

Depreciation and leasehold amortization expense for fixed assets was approximately $1.4 million and $1.5 million for the quarters ended March 31, 2010 and 2009 and $2.8 million and $2.9 million for the six months ended March 31, 2010 and 2009.
(8) Goodwill and Intangible Assets
As of March 31, 2010, Alion had approximately $398.9 million in goodwill. There were no changes in the goodwill carrying amount during the current quarter.
Intangible assets consist primarily of contracts acquired through the Anteon and JJMA transactions. The table below shows intangible assets as of March 31, 2010 and September 30, 2009.

	March 31, 2010			September 30, 2009
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Purchased contracts	$111,635	$(88,987)	$22,648	$111,635	$(83,563)	$28,072
Internal use software and engineering designs	2,155	(1,763)	392	2,155	(1,568)	587
Non-compete agreements	725	(717)	8	725	(704)	21

Total	$114,515	$(91,467)	$23,048	$114,515	$(85,835)	$28,680

The weighted-average remaining amortization period of intangible assets was approximately five years at March 31, 2010 and September 30, 2009. Amortization expense was approximately $2.8 million and $3.2 million for the quarters ended March 31, 2010 and 2009 and $5.6 million and $6.6 million for the six months ended March 31, 2010 and 2009. Estimated aggregate amortization expense for the next five years and thereafter is as follows.

(In thousands)
For the remaining six months:
2010	$5,353
For the year ending September 30:
2011	6,843
2012	5,766
2013	3,246
2014	879
2015	737
Thereafter	224

$23,048

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
(9) Long-Term Debt
Alion’s current debt structure includes a $25 million revolving credit facility, the Unsecured Notes and the Secured Notes. On March 22, 2010, the Company retired its Term B Senior Credit Agreement, its Subordinated Note and the Subordinated Note Warrants.
Credit Agreement
On March 22, 2010, the Company entered into a new Credit Agreement (Credit Agreement), which consists of a $25.0 million senior revolving credit facility (Revolver), approximately $112 thousand of which was allocated to letters of credit and deemed borrowed, but none of which was actually drawn as of March 31, 2010.
Under the Credit Agreement, Alion may request up to $10.0 million in letters of credit and may borrow up to $5.0 million in swing line loans for short-term borrowing needs. The Company must pay all principal obligations under the Credit Agreement in full no later than August 22, 2014.
The Credit Agreement permits Alion to use the Revolver for working capital, other general corporate purposes, and to finance permitted acquisitions.
Security. The Credit Agreement is secured by a first priority security interest in all current and future tangible and intangible property of Alion and its guarantor subsidiaries, HFA, IPS, CATI, METI, JJMA, BMH, WCI, WCGS, MA&D and Alion Canada (US) Corporation. On March 22, 2010, Alion and the subsidiary guarantors entered into an Intercreditor Agreement with Wilmington Trust Company and Credit Suisse AG, Cayman Islands Branch (Intercreditor Agreement). Under the Intercreditor Agreement, lenders under the Credit Agreement have a super priority right of payment with respect to the underlying collateral, which is superior to the rights of lenders under the Secured Notes.
Guarantees. The Company’s obligations under the Credit Agreement are guaranteed by the Company’s subsidiaries, HFA, IPS, CATI, METI, JJMA, BMH, WCI, WCGS, MA&D and Alion Canada (US) Corporation. These subsidiaries also guarantee all of the Company’s obligations under the Secured Notes and Unsecured Notes (each described below). Formerly, only HFA, CATI, METI, JJMA, BMH, WCI and MA&D were guarantors.
Interest and Fees. Under the Credit Agreement, at the Company’s election, the Revolver can bear interest at either of two floating rates based on either a Eurodollar base or an alternative base rate (ABR). The minimum interest rate on the Revolver is 9.50%. The Eurodollar interest rate is 600 basis points plus a 3.5% minimum interest rate. The alternate base rate is 500 basis points plus a 4.5% minimum interest rate.
Other Fees and Expenses. Each quarter Alion is required to pay a commitment fee equal to 175 basis points per year on the prior quarter’s daily unused balances of the Revolver. As of March 31, 2010, $112 thousand was allocated to outstanding letters of credit. The Company paid approximately $12 thousand in commitment fees for the Revolver for the quarter ended March 31, 2010.
In addition to issuance and administrative fees, Alion is required to pay a fronting fee not to exceed 25 basis points for each letter of credit issued. Each quarter Alion is also required to pay interest in arrears for all outstanding letters of credit. The interest rate is based on the Applicable Percentage for Eurodollar loans which was 6.0% as of March 31, 2010. The Credit Agreement also requires the Company to pay an annual agent’s fee.
Covenants. The Credit Agreement requires the Company to achieve the following minimum Consolidated EBITDA targets at the end of each calendar quarter during the time periods indicated below. There is no Consolidated EBITDA covenant in effect for the twelve months ended March 31, 2010.

Period	Minimum Consolidated EBITDA
June 30, 2010 through March 31, 2011	$52,500,000
April 1, 2011 through September 30, 2011	$55,000,000
October 1, 2011 through September 30, 2012	$60,000,000
October 1, 2012 through September 30, 2013	$62,500,000
Thereafter	$65,000,000

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
Consolidated EBITDA is defined as: (a) net income (or loss), as defined therein; plus (b) the following items, without duplication, to the extent deducted from net income or included in the net loss, the sum of: (i) consolidated interest expense; (ii) provision for income taxes; (iii) depreciation and amortization, including amortization of other intangible assets; (iv) cash contributions to the ESOP in respect of the repurchase liability of the Company under the ESOP Plan; (v) any non-cash charges or expenses including (A) non-cash expenses associated with the recognition of the difference between the fair market value of the (now extinguished Subordinate Note) Warrants and the exercise price of the Warrants, (B) non-cash expenses with respect to the stock appreciation rights and phantom stock plans, and the Warrants and accretion of the Warrants and (C) non-cash contributions to the ESOP; (vi) any extraordinary losses and (vii) any nonrecurring charges and adjustments by third-party valuation firm that prepares valuation reports in connection with the ESOP; minus (c) without duplication, (i) all cash payments made on account of reserves, restructuring charges and other non-cash charges added to net income (or included in net loss) pursuant to clause (b)(v) above in a previous period and (ii) to the extent included in net income (or net loss), any extraordinary gains and all non-cash items of income, in accordance with GAAP.
Secured Notes
On March 22, 2010, Alion issued and sold $310 million of its private units (Units) to Credit Suisse, which informed the Company it had resold most of the units to qualified institutional buyers. Each of the 310,000 Units sold consisted of $1,000 of Alion’s private 12% senior secured notes (Secured Notes) and a warrant to purchase 1.9439 shares of Alion’s common stock.
Security. The Secured Notes are secured by a first priority security interest in all current and future tangible and intangible property of Alion and its guarantor subsidiaries, HFA, IPS, CATI, METI, JJMA, BMH, WCI, WCGS, MA&D and Alion Canada (US) Corporation. The Secured Notes are senior obligations of Alion and rank pari passu in right of payment with existing and future senior debt, including the Credit Agreement, except to the extent that the Intercreditor agreement provides Credit Agreement lenders with a super priority right of payment with respect to the underlying collateral.
Guarantees. The Company’s obligations under the Secured Notes are guaranteed by the Company’s subsidiaries, HFA, IPS, CATI, METI, JJMA, BMH, WCI, WCGS, MA&D and Alion Canada (US) Corporation.
Interest and Fees. The Secured Notes bear interest at 12% per year, which is payable 10% in cash and 2% by increasing the principal amount of the Secured Notes (PIK Interest). Interest is payable semi-annually in arrears on May 1 and November 1. Alion pays interest to holders of record as of the immediately preceding April 15 and October 15. The Company must pay interest on overdue principal or interest at 13% per annum to the extent lawful.
Unsecured Notes
On February 8, 2007, Alion issued and sold $250.0 million of its private 10.25% unsecured notes due February 1, 2015 (Unsecured Notes) to Credit Suisse, which informed the Company it had resold most of the notes to qualified institutional buyers. On June 20, 2007, Alion exchanged its private Unsecured Notes for publicly tradable Unsecured Notes with the same terms.
Guarantees. The Company’s obligations under the Unsecured Notes are guaranteed by the Company’s subsidiaries, HFA, IPS, CATI, METI, JJMA, BMH, WCI, WCGS, MA&D and Alion Canada (US) Corporation.
Interest and Fees. The Unsecured Notes bear interest at 10.25% per year, payable semi-annually in arrears on February 1 and August 1. Alion pays interest to holders of record as of the immediately preceding January 15 and July 15. The Company must pay interest on overdue principal or interest at 11.25% per annum to the extent lawful.
Retired Term B Senior Credit Agreement
In August 2004, Alion entered into the Term B Senior Credit Agreement with a syndicate of financial institutions. The Company borrowed and re-paid various sums over the life of the loan. As of March 22, 2010, the Term B Senior Credit Agreement consisted of a $236.0 million senior term loan, a $25.0 million senior revolving credit facility with no balance actually drawn, and approximately $4.0 million in accrued interest payable. On March 22, 2010, the Company used proceeds from the issuance of the Units to redeem and retire all of the loans outstanding under the Term B Senior Credit Agreement and

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
to pay all accrued and unpaid interest on such loans through the date of redemption. Alion recognized a $6.9 million loss on extinguishing the Term B loans.
As a cost of the consents and waivers the Company obtained from its lenders in September and December 2009, the annual interest rate on the outstanding Term B loan balances increased by 100 basis points on February 1, 2010 and the Company paid the Term B lenders a 100 basis point penalty on March 1, 2010. Management had originally expected to close a re-financing transaction prior to the penalty payment due date and therefore the Company did not record any penalty-related interest expense prior to the current quarter.
Retired Subordinated Note
In December 2002, Alion issued a $39.9 million Subordinated Note to IITRI as part of the purchase price for substantially all of IITRI’s assets. In July 2004, IIT acquired the Subordinated Note and related warrant agreement from IITRI. Over the life of the Subordinated Note, IIT and Alion amended its terms to adjust interest accrual rates, timing and payments and to revise the loan amortization schedule.
Through December 2008, Subordinated Note interest was payable quarterly in arrears by issuing paid-in-kind (PIK) notes maturing at the same time as the Subordinated Note. The interest rate was 6.0% from December 2002 through December 2006; approximately 6.4% from December 2006 to December 2007; and approximately 6.7% from December 2007 to December 2008. Beginning December 2008, interest was payable at 10% for PIK notes and 6% in cash with all notes due August 2013. PIK notes deferred most Subordinated Note interest until maturity.
On December 21, 2009, IIT agreed to sell Alion the Subordinated Note and warrants for $25 million and to defer Alion’s January 2010 interest payment to April 2010. On March 22, 2010, the Company used $25 million of the proceeds from the issuance of the Units to redeem the Subordinated Note and related warrants held by IIT. Alion recognized a $57.6 million gain on retiring the Subordinated Note and warrants. The Subordinated Note had an aggregate carrying value of $50.0 million ($60.1 million of principal, PIK and accrued interest net of $10.1 million in unamortized debt issue and loan modification costs). The warrants had an estimated fair value of $32.6 million. The Company did not make the deferred January interest payment and de-recognized the related interest expense.
Interest Payable
Interest Payable consisted of the following balances:

	March 31,	September 30,
	2010	2009
	(In thousands)
Unsecured Notes	$4,271	$4,271
Secured Notes	824	—
Senior Term Loan	—	3,975
Subordinated Note Payable	—	793

Total	$5,095	$9,039

As of March 31, 2010, Alion must make the following principal repayments (at face amount before debt discount) for its outstanding debt.

	2010	2011	2012	2013	2014	2015	Total

Secured Notes and PIK Interest(1)	$—	$—	$—	$—	$—	$339,788	$339,788
Unsecured Notes(2)	—	—	—	—	—	250,000	250,000

Total Principal Payments	$—	$—	$—	$—	$—	$589,788	$589,788

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS

1.	The Secured Notes due in 2015 include $310 million of debt issued in March 2010 and an estimated $29.8 million in PIK interest added to principal over the life of the notes. As of March 31, 2010, the $276.9 million carrying value on the face of the balance sheet included $310 million in principal, $0.9 million in accrued interest and is net of $34 million in unamortized debt issue costs. Initial debt issue costs consist of $7.7 million in original issue discount, $5.8 million in third-party costs and $20.8 million for the initial fair value of the new Secured Note warrants.

2.	The Unsecured Notes on the face of the balance sheet include $250 million in principal and $4.3 million in unamortized debt issue costs as of March 31, 2010 (initially $7.1 million).
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
Level 3 consists of unobservable inputs. The Company’s former Subordinated Note warrants were classified as Level 3 liabilities. Assets and liabilities are considered Level 3 when their fair value inputs are unobservable or not available, including situations involving limited market activity, where determination of fair value requires significant judgment or estimation.
At March 22, 2010, Alion measured the fair value of the Secured Note warrants at issuance based on the $34.50 underlying estimated fair value of a share of Alion common stock as of September 30, 2009, the then most-recent valuation performed for the ESOP Trustee and approved by the Board of Directors; a 3.39% risk-free U.S. Treasury interest rate for a comparable seven-year investment period and a 36% equity volatility factor based on the historical volatility of the common stock of publicly-traded companies considered to be comparable to Alion. The Secured Note warrants are classified as permanent equity and are carried at the historical date-of-issue fair value. As permanent equity, the value of the Secured Note warrants will not be re-measured at future reporting dates.
The Company froze the estimated fair value of its to-be retired Subordinated Note Warrants at their reported value as of December 2009 when IIT agreed to sell the Subordinated Note and Warrants to Alion. On March 22, 2010, the Company

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
de-recognized its December 2009 Subordinated Note Warrant liability when it re-purchased the Subordinated Note and related Warrants from IIT.
At March 31, 2010, the Company had no outstanding assets or liabilities required to be reported at fair value. Valuation techniques utilized in the fair value measurement of assets and liabilities presented on the Company’s balance sheet for each period presented were unchanged from previous practice during the reporting period.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents information about the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis as of March 2010 and September 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Level 1	Level 2	Level 3

Liabilities: as of September 30, 2009
Redeemable common stock warrants	—	—	(32,717)

Liabilities: as of September 30, 2009	$—	$—	$(32,717)

The table below provides a summary of the changes in fair value of all financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for March 31, 2010 and 2009.

	As of March 31,
	2010	2009
	Redeemable Common Stock
	Warrants
Balance, beginning of period	$(32,557)	$(39,996)
Total realized and unrealized gains and (losses)	14,724	—
Included in interest expense	(160)	1,454
Issuances and settlements	17,993	—

Balance, end of period	$—	$(38,542)

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

(12) Redeemable Common Stock Warrants
Alion used an option pricing model to estimate the fair value of its redeemable common stock warrants. Management considered the share price selected by the ESOP Trustee along with other factors, to assist in estimating the Company’s aggregate liability for outstanding redeemable common stock warrants. The Audit and Finance Committee of Alion’s Board of Directors reviewed

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
the reasonableness of the warrant liability Management determined was appropriate for the Company to recognize. The Audit and Finance Committee considered various factors in its review, including risk free interest rates, volatility of the common stock of comparable publicly traded companies, and in part, the valuation report prepared for and the share price selected by the ESOP Trustee.
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
In August 2008, Alion issued an additional 550,000 redeemable common stock warrants at an exercise price of $36.95 per share. The Company issued the second set of warrants to IIT in connection with the Subordinated Note amendment. The Company recognized approximately $10.3 million in debt issue costs for the fair value of the August 2008 warrants and the amendment to the December 2002 warrants. Both sets of warrants were exercisable at the current fair value per share of Alion common stock, less the exercise price. On March 22, 2010, the Company retired the Subordinated Note and the related warrants for the aggregate price of $25 million and recognized a net gain of $57.6 million.
In accordance with ASC 815 — Derivatives, Alion classified the Subordinated Note warrants as debt instruments indexed to and potentially settled in the Company’s own stock and not as equity.
(13) Secured Note Common Stock Warrants
On March 22, 2010, Alion issued 310,000 Units. Each Unit consists of $1,000 of Secured Note face value and a warrant to purchase 1.9439 shares of Alion common stock. The Secured Note warrants entitle holders to purchase a total of 602,614 shares of Alion common stock. Each Secured Note warrant has an exercise price of a penny per share; the Secured Note warrants are not redeemable for cash.
The Company agreed to register the Secured Notes, but is not required to register the warrants. The Units separate into Secured Notes and warrants at the earlier of June 22, 2010 and the closing of an exchange offer for the Secured Notes. Each warrant will become exercisable on March 22, 2011 and expire on March 15, 2017.
The Secured Note warrants had an initial fair value of approximately $20.8 million based on Alion’s former share price of $34.50. Alion recognized the value of the warrants as part of the debt issue costs for the Secured Notes and recorded the corresponding credit to equity. The Company accounts for the Secured Note warrants as equity and must reassess this classification each reporting period. The Company identified no required changes in accounting treatment as of March 31, 2010.

(14) Leases
Future minimum lease payments under non-cancelable operating leases for buildings, equipment and automobiles at March 31, 2010 are set out below. Under these operating leases, Alion subleased some excess capacity to subtenants under non-cancelable operating leases. In connection with certain acquisitions, Alion assumed operating leases at above-market rates; recorded loss accruals of approximately $4.9 million based on the estimated fair value of the lease liabilities assumed; and is amortizing these amounts over the lease terms. The remaining unamortized loss related to these acquisitions was $285 thousand at March 31, 2010. Alion also acquired a related sublease pursuant to which it receives above-market rates. Based on the estimated fair value of the sublease, Alion recognized an asset of $586 thousand and fully amortized it over the lease term.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS

Lease Payments for Fiscal Years Ending	(In thousands)
2010 (for the remainder of fiscal year)	$14,099
2011	26,296
2012	22,336
2013	20,842
2014	14,408
2015	14,366
And thereafter	24,180

Gross lease payments	$136,527
Less: non-cancelable subtenant receipts	(3,104)

Net lease payments	$133,423

Composition of Total Rent Expense

	March 31,
	2010	2009
	(In thousands)
Minimum rentals	$11,649	$12,821
Less: Sublease rental income	(958)	(1,484)

Total rent expense, net	$10,691	$11,337

(15) Long Term Incentive Compensation Plan
In December 2008, Alion adopted a long-term incentive compensation plan to provide cash compensation to certain executives. Grants under the plan to individuals contain specific financial and other performance goals and vest over varying time periods. Some grants are for a fixed amount; others contain provisions that provide for a range of compensation from a minimum of 50% to a maximum of 150% of an initial grant amount. The Company periodically evaluates the probability of individuals meeting the financial and other performance goals in grant agreements. Management estimates long term incentive compensation expense based on the stated amounts of outstanding grants, estimated probability of achieving stated performance goals and estimated probable future grant value. The Company recognized $565 thousand in long term incentive compensation expense for the quarter ended March 31, 2010 and $1.2 million year to date. In 2009, Alion recognized long term incentive compensation expense of $924 thousand in the second quarter and $1.8 million year to date.
(16) Stock Appreciation Rights
As of March 31, 2010, Alion had granted 1,240,110 SARs to employees under the 2004 SAR plan. For the quarters ended March 31, 2010 and 2009, the Company recognized a credit to compensation expense for the SAR plan of approximately $893 thousand and $1.2 million. For the six months ended March 31, 2010 and 2009, the Company recognized a credit to compensation expense of approximately $879 thousand and $1.1 million.
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
The table below sets out the disclosures required by ASC 718 — Stock Compensation and the assumptions used to value a share of Alion common stock and the Company’s SAR grants as of March 31, 2010 and September 30, 2010. Alion uses a Black-Scholes-Merton option pricing model to recognize compensation expense. Alion uses the fair market value of a share of its common stock to recognize expense for all grants. There is no established public trading market for Alion’s

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
common stock. The ESOP Trust is the only holder of our common stock. Alion does not expect to pay any dividends on its common stock and intends to retain future earnings, if any, for use in the operation of its business.
Stock-based Compensation Disclosure per ASC 718
Stock Appreciation Rights
As of March 31, 2010

	Shares
	Granted
	to	Exercise	Outstanding
Date of Grant	Employees	Price	at 9/30/09
February 2005	165,000	$19.94	71,150
March 2005	2,000	$19.94	2,000
April 2005	33,000	$29.81	18,000
June 2005	2,000	$29.81	2,000
December 2005	276,675	$35.89	175,284
February 2006	13,000	$35.89	7,750
February 2006	7,500	$35.89	2,500
May 2006	7,000	$37.06	6,000
July 2006	15,000	$37.06	10,000
October 2006	2,500	$41.02	2,500
December 2006	238,350	$41.02	171,500
February 2007	33,450	$41.02	21,700
May 2007	2,000	$43.37	2,000
September 2007	2,000	$43.37	2,000
December 2007	232,385	$40.05	187,740
April 2008	2,000	$41.00	2,000
September 2008	2,000	$41.00	2,000
December 2008	203,250	$38.35	189,875
April 2009	1,000	$34.30	1,000

Total	1,240,110		876,999

Weighted Average Exercise Price	$35.95		$37.07

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
Stock-based Compensation Disclosures per ASC 718
Stock Appreciation Rights
As of March 31, 2010

	Outstanding				Vested at	Exercisable
Date of Grant	at 03/31/10	Forfeited	Exercised	Expired	03/31/10	at 03/31/10
February 2005	71,150	—	—	—	71,150	—
March 2005	2,000	—	—	—	2,000	—
April 2005	18,000	—	—	—	18,000	—
June 2005	2,000	—	—	—	2,000	—
December 2005	167,034	412	7,838	—	167,034	—
February 2006	7,750	—	—	—	7,750	—
February 2006	1,250	—	1,250	—	1,250	—
May 2006	6,000	—	—	—	4,500	—
July 2006	10,000	—	—	—	7,500	—
October 2006	2,500	—	—	—	1,875	—
December 2006	161,930	2,830	6,740	—	121,448	—
February 2007	21,200	250	250	—	15,900	—
May 2007	2,000	—	—	—	1,000	—
September 2007	2,000	—	—	—	1,000	—
December 2007	178,040	5,313	4,387	—	89,020	—
April 2008	2,000	—	—	—	500	—
September 2008	2,000	—	—	—	500	—
December 2008	178,475	9,275	2,125	—	44,619	—
April 2009	1,000	—	—	—	—	—

Total	836,329	18,080	22,590	—	557,046	—

Weighted Average Exercise Price	$36.98	$39.25	$38.52	$—	$35.78	—

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
Stock-based Compensation Disclosures per ASC 718
Stock Appreciation Rights
As of March 31, 2010

						Remaining Life
Date of Grant	Risk Free Interest Rate			Volatility	Expected Life	(months)
February 2005	3.10%	–	3.60%	45%	4 yrs	—
March 2005	3.10%	–	3.60%	45%	4 yrs	—
April 2005	4.10%	–	4.20%	45%	4 yrs	—
June 2005	4.10%	–	4.20%	45%	4 yrs	—
December 2005	4.20%	–	4.20%	40%	4 yrs	—
February 2006	4.20%	–	4.20%	40%	4 yrs	—
February 2006	4.20%	–	4.20%	40%	4 yrs	—
May 2006	4.82%	–	4.83%	35%	4 yrs	1.6
July 2006	4.82%	–	4.83%	35%	4 yrs	3.0
October 2006	4.82%	–	4.83%	35%	4 yrs	6.8
December 2006	4.54%	–	4.58%	35%	4 yrs	8.7
February 2007	4.54%	–	4.58%	35%	4 yrs	10.8
May 2007	4.54%	–	4.58%	35%	4 yrs	13.6
September 2007	4.54%	–	4.54%	35%	4 yrs	17.1
December 2007	4.23%	–	4.23%	35%	4 yrs	20.8
April 2008	4.23%	–	4.23%	35%	4 yrs	24.9
September 2008	4.23%	–	4.23%	35%	4 yrs	29.5
December 2008	4.23%	–	4.23%	35%	4 yrs	32.8
April 2009	4.23%	–	4.23%	35%	4 yrs	36.4

Weighted Average Remaining Life (months)						13.7
(17) Phantom Stock Plans
As of March 31, 2010, Alion had granted 20,779 shares of phantom stock under its Director Phantom Stock Plan. In December 2009, all shares granted but not yet payable under the Initial and Second Phantom Stock Plans were forfeited. The Company recognized approximately $26 thousand and $69 thousand in phantom stock plan compensation expense for the quarters ended March 31, 2010 and 2009. Compensation expense was $8 thousand for the six months ended March 31, 2010. For the six months ended March 31, 2009, the Company recognized a $4.6 million credit to compensation expense for phantom stock forfeitures.
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
The table below sets out the disclosures required by ASC 718 — Stock Compensation and the assumptions used to value a share of Alion common stock and the Company’s phantom stock grants as of March 31, 2010 and September 30, 2009.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
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
Stock-based Compensation Disclosure per ASC 718
Director Phantom Stock Plan
as of March 31, 2010

		Total Shares	Grant Date	Outstanding at
Date of Grant	Shares Granted	Granted	Share Price	9/30/09

November 2006	5,978	5,978	41.02	4,839
November 2007	6,993	6,993	40.05	5,994

Total	12,971	12,971		10,833

Weighted Average Grant Date Fair Value Price Per Share	$40.50	$40.50		$40.48
Stock-based Compensation Disclosure per ASC 718
Director Phantom Stock Plan
as of March 31, 2010

	Outstanding at				Vested at	Exercisable at
Date of Grant	03/31/10	Forfeited	Exercised	Expired	3/31/10	03/31/10

November 2006	4,839	—	—	—	4,839	4,839
November 2007	5,994	—	—	—	3,663	3,663

Total	10,833	—	—	—	8,502	8,502

Weighted Average Grant Date	$40.48	$—	$—	$—	$40.60	$40.60
Stock-based Compensation Disclosure per ASC 718
Director Phantom Stock Plan
as of March 31, 2010

			Expected	Remaining Life
Date of Grant	Risk Free Interest Rate	Volatility	Life	(months)

November 2006	4.54% – 4.58%	35%	3 yrs	—
November 2007	4.23% – 4.23%	35%	3 yrs	7.4

Weighted Average Remaining Life				4.1
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

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
independent contracting authority. Offices or divisions within an agency or department may directly, or through a prime contractor, use the Company’s services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization.
Contract receivables from agencies of the federal government represented approximately $185.2 million, or 97.0%, and $179.7 million, or 97.4%, of accounts receivable as of March 31, 2010 and September 30, 2009. Contract revenue from departments and agencies of the federal government represented approximately 97.2% and 96.3%, of total contract revenue for the six months ended March 31, 2010 and 2009.
(19) Income Taxes
Effective March 22, 2010, the Company automatically ceased to qualify as an S-corporation and became a C-corporation subject to income taxation at the federal and state level. The Company’s subsidiaries also terminated their qualified Subchapter S status and will be subject to separate taxation in states that do not follow IRC consolidated tax return guidelines. In connection with issuing its Units, Alion issued deep-in-the-money warrants considered to constitute a second class of stock in contravention of IRC requirements that an S-corporation have only a single class of stock.
Alion’s new C-corporation status should allow the Company to use anticipated net operating losses (NOL) to offset taxes that may become due in the future if the Company is able to generate future taxable income. The Company’s ability to utilize NOL tax benefits will depend upon the amount of its future taxable income and may be limited under certain circumstances. All of the Company’s prior income tax gains and losses were allocated to its sole shareholder, the tax-exempt ESOP Trust. Notwithstanding the provisions of the recently enacted Worker, Home Ownership and Business Assistance Act of 2009, the Company does not have any net operating loss tax benefits it is permitted to carry back to prior years.
As a result of its tax status change, Alion recorded a deferred tax liability of $33.8 million, a deferred tax asset of $35.4 million and an offsetting valuation allowance of $35.4 million. The net effect of this was to recognize a $33.8 million charge to current earnings for deferred tax expense. The Company’s history of losses gives rise to a presumption that it might not be able to realize the full benefit of any deferred tax assets it is required to recognize. Therefore, the Company established a valuation allowance equal to the deferred tax assets it was required to recognize on becoming a C-corporation. Alion does not expect it will actually have to pay income taxes for several years.
Alion had previously adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” now codified as ASC 740, Income Taxes. ASC 740 prescribes a recognition threshold and a measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company may recognize a benefit for that amount which it has a more than 50% chance of realizing. If the Company’s position involves uncertainty, then in order to recognize a benefit, a given tax position must be “more-likely-than-not” to be sustained upon examination by taxing authorities. Alion will continue its existing practice of recognizing tax-related interest and penalties separately from income tax expense.
IRC Section 108(i), allows the Company to elect to defer recognizing until fiscal year 2015, the gain on extinguishing its Subordinated Note. The gain on extinguishing the related warrants is not subject to income taxes. Management is currently evaluating whether an election to defer the extinguishment gain for tax purposes will be beneficial to the Company. Although the Company offers post-retirement prescription drug coverage to a limited number of retirees and beneficiaries, Alion has not claimed any federal tax credit in prior years. The recently enacted health care reform legislation has reduced the value of the federal subsidy for retiree drug coverage. Alion’s tax provision is unaffected by this legislative change. Management will decide whether to seek a subsidy in the future based on its anticipated value and the cost associated with seeking the subsidy.
As a result of Alion’s change in tax status, the Company will file two short-year returns for the current fiscal year. Alion will allocate approximately half of current year results to its period as an S-corporation and approximately half to its period as a C-corporation.
Alion may become subject to federal or state income tax examination for tax years ending September 2006 through 2008. The Company’s former status as a pass-through entity owned by a tax-exempt trust makes an examination unlikely and the possibility of an adverse determination remote. Prior to its change in status, the Company was at all times a validly electing S corporation.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
The provision for income taxes for the six month period ended March 31, 2010 is as follows:

March 31, 2010
Current:
Federal	$—
State	(2)
Foreign	(40)

Total current provision	(42)

Deferred:
Federal	27,833
State	5,985
Foreign	—

Total deferred provision/(benefit)	33,818

Total provision for income taxes	$33,776

Alion’s tax provision at March 31, 2010 includes the effects of state income taxes, debt extinguishment, converting form an S-corporation to a C-corporation and establishing a valuation allowance. The provision for taxes for the six months ended March 31, 2010 differs from the amount computed by applying the statutory U.S. Federal income tax rate to income before taxes as a result of the following:

	March 31, 2010	March 31, 2010

Expected fed income tax (benefit)	35.0%	$12,250
State taxes (net of federal benefit)	11.1%	3,891
Nondeductible expenses	0.4%	150
Provision to return true-ups (permanent items)	0.0%	(2)
Tax credits	-0.1%	(40)
Deferred tax assets at conversion	101.0%	35,359
Valuation allowance	-101.0%	(35,359)
Deferred tax liabilities at conversion	96.6%	33,818
Debt extinguishment and tax status change	-46.5%	(16,291)

Income tax expense (benefit)	96.5%	$33,776

At March 31, 2010 the components of deferred tax assets and deferred tax liabilities were as follows:

March 31, 2010
Deferred tax assets:
Accrued expenses and reserves	$9,511
Intangible amortization	12,657
Deferred rent	2,556
Deferred wages	4,857
Depreciation and leases	2,784
Carryforwards and tax credits	2,968
Other	25

Gross deferred tax assets	$35,359

Less Valuation	35,359

Net Deferred Tax Assets	$—

Deferred tax liabilities:
Goodwill	(33,818)

Net deferred tax asset/(liability)	$(33,818)

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
(20) Debt Extinguishment
On March 22, 2010, Alion sold $310 million in Secured Note Units and used $240 million of the proceeds to pay outstanding interest and principal on the Term B Senior Credit Agreement and $25 million to retire the Subordinated Note and related warrants at a discount. The Company recognized a net gain of $50.7 million on extinguishing its debt. Alion expensed $16.9 million in unamortized debt issue costs; recognized a $53.1 million gain on retiring the Subordinated Note; and recognized a $14.5 million gain on retiring the warrants.
(21) Commitments and Contingencies
Secured Notes registration rights agreement
Alion entered into a registration rights agreement in connection with the sale of the Units which requires the Company to file a registration statement with the SEC in order to conduct an exchange offer to exchange the private Secured Notes for public Secured Notes. If Alion were to default under the registration rights agreement, the interest rate on the Secured Notes would increase by 50 basis points for each ninety day period such default were to continue uncured. The maximum additional annual interest rate could increase by up to 200 basis points.
Earn-Out and Hold-Back Commitments
The Company has a $500 thousand maximum earn-out commitment through July 2011 for its LogConGroup acquisition.
Legal Proceedings
The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect upon the Company’s business, financial position, operating results or ability to meet its financial obligations.
Government Audits
The amount of federal government contract revenue and expense reflected in the consolidated financial statements attributable to cost reimbursement contracts is subject to audit and possible adjustment by the Defense Contract Audit Agency (DCAA). The federal government considers the Company to be a major contractor and DCAA maintains an office on site to perform its various audits throughout the year. All the Company’s federal government contract indirect costs have been audited and indirect rates settled through 2004. The Company has recorded federal government contract revenue in amounts it expects to realize on final settlement.
(22) Guarantor/Non-guarantor Condensed Consolidated Financial Information
Alion’s Secured Notes and Unsecured Notes are general obligations of the Company. Certain of Alion’s 100% owned domestic subsidiaries have jointly, severally, fully and unconditionally guaranteed both the Secured Notes and the Unsecured Notes. In March 2010, the Unsecured Note Indenture was amended to include as Unsecured Note guarantors all subsidiaries serving as Secured Note guarantors. The financial information set out below includes the effects of adding additional entities as guarantors of the Unsecured Notes and therefore differs from information the Company previously presented as of September 30, 2009 and for the three months and six months ended March 31, 2009.
The following information presents condensed consolidating balance sheets as of March 31, 2010 and September 30, 2009, condensed consolidating statements of operations for the quarters and six months ended March 31, 2010 and 2009; and condensed consolidating statements of cash flows for the six months ended March 31, 2010 and 2009 of the parent company issuer, the guarantor subsidiaries and the non-guarantor subsidiaries. Investments include investments in subsidiaries held by the parent company issuer presented using the equity method of accounting.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
Condensed Consolidating Balance Sheet as of March 31, 2010

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	(In thousands)
Current assets:
Cash and cash equivalents	$28,541	$(241)	$—	$—	$28,300
Accounts receivable, net	181,494	6,241	112	—	187,847
Prepaid expenses and other current assets	5,300	132	—	—	5,432

Total current assets	215,335	6,132	112	—	221,579
Property, plant and equipment, net	12,834	118	—	—	12,952
Intangible assets, net	23,048	—	—	—	23,048
Goodwill	398,921	—	—	—	398,921
Investment in subsidiaries	20,172	—	—	(20,172)	—
Intercompany receivables	896	18,592	—	(19,488)	—
Other assets	10,645	13	3	—	10,661

Total assets	$681,851	$24,855	$115	$(39,660)	$667,161

Current liabilities:
Book cash overdraft	$—	$—	$—	$—	$—
Interest payable	5,095	—	—	—	5,095
Current portion, senior term loan payable	—	—	—	—	—
Current portion of subordinated note payable	—	—	—	—	—
Current portion, acquisition obligations	—	—	—	—	—
Trade accounts payable	70,081	1,046	—	—	71,127
Accrued liabilities	53,050	1,648	—	—	54,698
Accrued payroll and related liabilities	35,284	1,129	22	—	36,435
Billings in excess of revenue earned	3,783	—	—	—	3,783

Total current liabilities	167,293	3,823	22	—	171,138
Intercompany payables	18,593	—	895	(19,488)	—
Senior term loan payable, excluding current portion	—	—	—	—	—
Senior secured notes	268,400	—	—	—	268,400
Senior unsecured notes	245,684	—	—	—	245,684
Subordinated note payable	—	—	—	—	—
Accrued compensation, excluding current portion	5,275	—	—	—	5,275
Accrued postretirement benefit obligations	740		—	—	740
Non-current portion of lease obligations	7,863	58	—	—	7,921
Deferred income taxes	33,818	—	—	—	33,818
Commitments and contingencies	—	—	—	—	—
Redeemable common stock warrants	—	—	—	—	—
Redeemable common stock	153,140	—	—	—	153,140
Common stock warrants	20,785	—	—	—	20,785
Common stock of subsidiaries	—	2,800	—	(2,800)	—
Accumulated other comprehensive loss	(238)	—	—	—	(238)
Accumulated deficit	(239,502)	18,174	(802)	(17,372)	(239,502)

Total liabilities, redeemable common stock and accumulated deficit	$681,851	$24,855	$115	$(39,660)	$667,161

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
Condensed Consolidating Balance Sheet as of September 30, 2009
(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$11,404	$(215)	$(4)	$—	$11,185
Accounts receivable, net	174,458	5,661	38	—	180,157
Prepaid expenses and other current assets	3,659	133	3	—	3,795

Total current assets	189,521	5,579	37	—	195,137
Property, plant and equipment, net	14,346	128	—	—	14,474
Intangible assets, net	28,680	—	—	—	28,680
Goodwill	398,921	—	—	—	398,921
Investment in subsidiaries	17,132	—	—	(17,132)	—
Intercompany receivables	702	15,939	—	(16,641)	—
Other assets	10,270	13	3	—	10,286

Total assets	$659,572	$21,659	$40	$(33,773)	$647,498

Interest payable	$9,039	$—	$—	$—	$9,039
Current portion, senior term loan payable	2,389	—	—	—	2,389
Current portion of subordinated note payable	3,000	—	—	—	3,000
Current portion, acquisition obligations	50	—	—	—	50
Trade accounts payable	59,742	963	2	—	60,707
Accrued liabilities	43,985	1,440	—	—	45,425
Accrued payroll and related liabilities	41,643	1,381	9	—	43,033
Billings in excess of revenue earned	3,661	—	—	—	3,661

Total current liabilities	163,509	3,784	11	—	167,304
Intercompany payables	15,939	—	702	(16,641)	—
Senior term loan payable, excluding current portion	229,221	—	—	—	229,221
Senior unsecured notes	245,241	—	—	—	245,241
Subordinated note payable	46,932	—	—	—	46,932
Accrued compensation, excluding current portion	5,740	—	—	—	5,740
Accrued postretirement benefit obligations	717		—	—	717
Non-current portion of lease obligations	7,216	70	—	—	7,286
Redeemable common stock warrants	32,717	—	—	—	32,717
Redeemable common stock	187,137	—	—	—	187,137
Common stock of subsidiaries	—	2,800	—	(2,800)	—
Accumulated other comprehensive loss	(238)	—	—	—	(238)
Accumulated deficit	(274,559)	15,005	(673)	(14,332)	(274,559)

Total liabilities, redeemable common stock and accumulated deficit	$659,572	$21,659	$40	$(33,773)	$647,498

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
Condensed Consolidating Statement of Operations for the Three Months Ended March 31, 2010

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	(In thousands)
Contract revenue	$195,192	$8,322	$32	$—	$203,546
Direct contract expense	150,349	5,680	20	—	156,049

Gross profit	44,843	2,642	12	—	47,497

Operating expenses:
Indirect contract expense	9,023	949	10	—	9,982
Research and development	309	—	—	—	309
General and administrative	18,172	204	90	—	18,466
Rental and occupancy expense	8,138	149	11	—	8,298
Depreciation and amortization	4,199	13	—	—	4,212

Total operating expenses	39,841	1,315	111	—	41,267

Operating income	5,002	1,327	(99)	—	6,230
Other income (expense):
Interest income	12	—	—	—	12
Interest expense	(14,097)	—	—	—	(14,097)
Other	8	79	—	—	87
Gain on extinguishment of debt	50,749	—	—	—	50,749
Equity in net income of subsidiaries	1,309	—	—	(1,309)	—

Total other expenses	37,981	79	—	(1,309)	36,751

Pre-tax income (loss)	42,983	1,406	(99)	(1,309)	42,981
Income tax (expense) benefit	(33,818)	2	—	—	(33,816)

Net income (loss)	$9,165	$1,408	$(99)	$(1,309)	$9,165

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
Condensed Consolidating Statement of Operations for the Three Months Ended March 31, 2009

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	(In thousands)
Contract revenue	$186,153	9,274	2	—	$195,429
Direct contract expense	142,650	6,485	—	—	149,135

Gross profit	43,503	2,789	2	—	46,294

Indirect contract expense	8,478	805	49	—	9,332
Research and development	78	—	—	—	78
General and administrative	13,163	261	2	—	13,426
Rental and occupancy expense	8,311	156	1	—	8,468
Depreciation and amortization	4,687	13	—	—	4,700

Total operating expenses	34,717	1,235	52	—	36,004

Operating income	8,786	1,554	(50)	—	10,290
Other income (expense):
Interest income	9	16	—	—	25
Interest expense	(10,244)	—	—	—	(10,244)
Other	(173)	86	—	—	(87)
Equity in net income of subsidiaries	1,606			(1,606)	—

Total other expenses	(8,802)	102	—	(1,606)	(10,306)

Pre-tax income (loss)	(16)	1,656	(50)	(1,606)	(16)
Income tax (expense) benefit	55	—	—	—	55

Net income (loss)	$39	1,656	(50)	(1,606)	$39

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
Condensed Consolidating Statement of Operations for the Six Months Ended March 31, 2010

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	(In thousands)
Contract revenue	$392,466	$16,748	$70	$—	$409,284
Direct contract expense	303,814	11,186	45	—	315,045

Gross profit	88,652	5,562	25	—	94,239

Operating expenses:
Indirect contract expense	17,394	1,856	18	—	19,268
Research and development	570	—	—	—	570
General and administrative	33,949	369	155	—	34,473
Rental and occupancy expense	15,968	295	21	—	16,284
Depreciation and amortization	8,418	25	—	—	8,443

Total operating expenses	76,299	2,545	194	—	79,038

Operating income	12,353	3,017	(169)	—	15,201
Other income (expense):
Interest income	57	—	—	—	57
Interest expense	(30,983)	—	—	—	(30,983)
Other	(174)	150	—	—	(24)
Gain on extinguishment of debt	50,749	—	—		50,749
Equity in net income of subsidiaries	3,040	—	—	(3,040)	—

Total other expenses	22,689	150	—	(3,040)	19,799

Pre-tax income (loss)	35,042	3,167	(169)	(3,040)	35,000
Income tax (expense) benefit	(33,818)	2	40	—	(33,776)

Net income (loss)	$1,224	$3,169	$(129)	$(3,040)	$1,224

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
Condensed Consolidating Statements of Operations for the Six Months Ended March 31, 2009

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	(In thousands)
Contract revenue	$366,117	$18,106	$2	$—	$384,225
Direct contract expense	281,369	13,086	2	—	294,457

Gross profit	84,748	5,020	—	—	89,768

Operating expenses:
Indirect contract expense	16,634	1,773	49	—	18,456
Research and development	147	—	—	—	147
General and administrative	23,225	372	2	—	23,599
Rental and occupancy expense	15,924	281	1	—	16,206
Depreciation and amortization	9,481	25	—	—	9,506

Total operating expenses	65,411	2,451	52	—	67,914

Operating income	19,337	2,569	(52)	—	21,854
Other income (expense):
Interest income	32	16	—	—	48
Interest expense	(24,332)	—	—	—	(24,332)
Other	(267)	145	—	—	(122)
Equity in net income of subsidiaries	2,678	—	—	(2,678)	—

Total other expenses	(21,889)	161	—	(2,678)	(24,406)

Pre-tax income (loss)	(2,552)	2,730	(52)	(2,678)	(2,552)
Income tax (expense) benefit	51	—	—	—	51

Net income (loss)	$(2,501)	$2,730	$(52)	$(2,678)	$(2,501)

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
Condensed Consolidating Statement of Cash Flows for the Six Months Ended March 31, 2010

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Consolidated
	(In thousands)
Net cash used in operating activities	$(72)	$(10)	$3	$(79)
Cash flows from investing activities:
Cash paid for acquisitions-related obligations	(50)	—	—	(50)
Capital expenditures	(1,255)	(16)	—	(1,271)
Proceeds from sale of assets	5	—	—	5

Net cash used in investing activities	(1,300)	(16)	—	(1,316)
Cash flows from financing activities:
Change in book overdraft	—	—	—	—
Cash (paid for) received from interest rate swap	—	—	—	—
Sale of Secured Notes	281,465	—	—	281,465
Sale of Common Stock Warrants	20,785	—	—	20,785
Payment of debt issue costs	(16,710)	—	—	(16,710)
Payment of Term B Loan	(236,596)	—	—	(236,596)
Repurchase of Subordinated Note and related warrants	(25,000)	—	—	(25,000)
Payment of Subordinated Note	—	—	—	—
Revolver borrowings	84,200	—	—	84,200
Revolver payments	(84,200)	—	—	(84,200)
Loan to ESOP Trust	(5,323)	—	—	(5,323)
ESOP loan repayment	5,323	—	—	5,323
Redeemable common stock purchased from ESOP Trust	(7,581)	—	—	(7,581)
Redeemable common stock sold to ESOP Trust	2,148	—	—	2,148

Net cash (used in) provided by financing activities	18,511	—	—	18,511
Net increase (decrease) in cash and cash equivalents	17,137	(25)	3	17,115
Cash and cash equivalents at beginning of period	11,404	(215)	(4)	11,185

Cash and cash equivalents at end of period	$28,541	$(240)	$(1)	$28,300

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
Condensed Consolidating Statement of Cash Flows for the Six Months Ended March 31, 2009

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Consolidated
	(In thousands)
Net cash used in operating activities	$(8,982)	$97	$—	$(8,885)
Cash paid for acquisitions-related obligations	(166)	—	—	(166)
Capital expenditures	(1,076)	—	—	(1,076)

Net cash used in investing activities	(1,242)	—	—	(1,242)
Change in book overdraft	100	—	—	100
Cash (paid for) received from interest rate swap	(4,647)	—	—	(4,647)
Payment of senior term loan principal	(1,216)	—	—	(1,216)
Payment of subordinated note principal	(3,000)	—	—	(3,000)
Revolver borrowings	227,500	—	—	227,500
Revolver payments	(222,780)	—	—	(222,780)
Loan to ESOP Trust	(5,936)	—	—	(5,936)
ESOP loan repayment	5,936	—	—	5,936
Redeemable common stock purchased from ESOP Trust	(7,232)	—	—	(7,232)
Redeemable common stock sold to ESOP Trust	5,115	—	—	5,115

Net cash (used in) provided by financing activities	(6,160)	—	—	(6,160)
Net increase (decrease) in cash and cash equivalents	(16,384)	97	—	(16,287)
Cash and cash equivalents at beginning of period	16,392	(104)	(1)	16,287

Cash and cash equivalents at end of period	$8	$(7)	$(1)	$—

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
The following table summarizes revenue attributable to each contract type for the periods indicated.

	For the Six Months Ended March 31,
	2010		2009
Revenue by Contract Type	(In thousands)
Cost-reimbursement	$297,478	72.6%	$270,217	70.4%
Fixed-price	50,565	12.4%	40,523	10.5%
Time-and-material	61,241	15.0%	73,485	19.1%

Total	$409,284	100.0%	$384,225	100.0%

Management expects Alion’s revenue will continue to come from government contracts, mostly from contracts with the U.S. Department of Defense (DoD) and other federal agencies with some revenue from a variety of commercial, state, local and international customers.

	For the Six Months Ended March 31,
	2010		2009
Revenue by Customer Type	(In thousands)
U.S. Department of Defense (DoD)	$376,861	92.1%	$351,542	91.9%
Other Federal Civilian Agencies	21,036	5.1%	18,378	4.4%
Commercial / State / Local and International	11,387	2.8%	14,305	3.7%

Total	$409,284	100.0%	$384,225	100.0%

In its 2011 budget the Obama Administration requested more resources for national security than had been projected just six months ago. The base DoD budget is expected to increase by 3.4% next year and 3% per year thereafter with double digit increases for foreign assistance, slight increases in homeland security and flat or reduced civilian agency spending. The DoD budget is nonetheless under huge pressure. Spending for overseas contingency operations is slated to drop by two-thirds by 2012. Base re-alignments and closures, military heath care costs and major acquisition programs all carry enormous costs. Debate remains over how and where to invest.
DoD Agencies are expected to receive about half the estimated nearly $80 billion 2011 information technology budget. Major emphasis will include cyber security, information sharing and cloud computing initiatives. The services market that has experienced steady and strong annual growth in the past will likely continue through next year’s budget. While changing priorities and in-sourcing efforts could adversely affect future information technology budgets, Management does not expect such a change would materially affect Alion’s business.
To support the Obama Administration’s goal of expanding research, the Office of Management and Budget advised DoD to increase basic and applied research funding by $249 million next year (a 7% increase) and by $29 million the following year (zero growth). Early prospects to receive this increase include—deployable force protection, cyber security research, advanced focal plane array night vision technology, and high energy laser advanced technology. Management does not expect increased research funding in these areas will materially affect Alion’s business.

The Quadrennial Defense Review (QDR) and the 2010 budget drove several major shipbuilding program decisions affecting DoD budgets from 2011 through 2016. The DDG-51 with ballistic missile defense capability became the basis for the Navy’s large surface combatant force; CG(X) technology work will shift to DDG efforts. Virginia Class submarines will continue to maintain their original two-year construction profile. The Navy is scheduled to build out 11 LPD-17 Class ships; three amphibious mobile landing sea-basing platforms based on commercial tanker designs; and 23 joint high-speed vessel platforms. Alion has several service support contracts with various NAVSEA program managers covering these platforms. This points to steady NAVSEA maintenance work requirements and Alion contract opportunities throughout the life of these programs.
The 2011 budget is consistent with QDR recommendations to support critical systems that meet both conventional and irregular warfare requirements. Areas such as C4ISR (command, control, communications, computers, intelligence, surveillance and reconnaissance), unmanned systems and force mobility initiatives are likely to produce stable growth for platforms embedded with C4ISR mission packages and C4ISR upgrades to existing platforms to provide modernized, quick reaction capabilities.
Despite the President’s stated goal of reducing government’s use of cost-reimbursable contracts, Alion’s cost-reimbursable revenue continues to increase each year. Because the Company delivers scientific and engineering research services that are not generally considered to be inherently governmental functions, Management believes government changes, such as increased in-sourcing, aimed at reducing reliance on government contractors in general, will not materially adversely affect operations. Although DoD seeks to “buy back” as many as 11,000 contractor positions through 2015 by in-sourcing lower-end support services, Management believes Alion’s higher end technical expertise will still be in demand.
DoD began acquisition reform initiatives in 2009 targeted at major programs that had significant cost and schedule overruns such as the Joint Strike Fighter and the Army’s Future Combat System. Alion was not affected by these program changes. If the government ultimately shifts contracting activity away from the cost-reimbursement arena to either time-and-material or fixed-price contracting, Management believes Alion would likely benefit. All other factors being equal, the Company’s time-and-material and fixed price type contracts traditionally generate higher profit margins than cost-reimbursable contracts. Revenue growth this quarter supports Management’s belief that Alion, is benefitting from and is positioned to continue to benefit from the President’s announced intention to increase federal spending on sponsored science and technology to 5% of gross domestic product.

	For the Six Months Ended March 31,
	2010		2009
Core Business Area	(In thousands)

Naval Architecture and Marine Engineering	$178,599	43.7%	$174,381	45.4%

Defense Operations	100,865	24.6%	68,806	17.9%
Modeling and Simulation	70,810	17.3%	41,218	10.7%
Technology Integration	23,622	5.8%	59,133	15.4%
Energy and Environmental Sciences	19,303	4.7%	27,478	7.2%
Information Technology and Wireless Communications	16,085	3.9%	13,209	3.4%

Total	$409,284	100.0%	$384,225	100.0%

Backlog. Contract backlog represents an estimate, as of a specific date, of the future revenue Alion expects from existing contracts. At March 31, 2010, backlog on existing contracts and executed delivery orders totaled $2,906 million, of which $380.0 million was funded. The Company estimates it has an additional $2,526 million of unfunded contract ceiling value for an aggregate total backlog of $6,616 million.

Results of Operations
Quarter Ended March 31, 2010 Compared to Quarter Ended March 31, 2009

	Consolidated Operations of Alion
	Quarter Ended March 31,
	2010		2009
	(Dollars in thousands)
		%		%
Selected Financial Information		revenue		revenue
Total contract revenue	$203,546		$195,429
Total direct contract costs	156,049	76.7%	149,135	76.3%
Direct labor costs	68,976	33.9%	67,758	34.7%
Material and subcontract costs	82,424	40.5%	75,385	38.6%
Other direct costs	4,649	2.3%	5,992	3.1%

Gross profit	47,497	23.3%	46,294	23.7%

Total operating expense	41,267	20.3%	36,004	18.4%
Major components of operating expense:
Indirect expenses including facilities costs	18,280	9.0%	17,801	9.1%
General and administrative (excluding stock-based compensation)	19,323	9.5%	14,587	7.5%
Stock-based compensation	(857)	-0.4%	(1,161)	-0.6%
Depreciation and amortization	4,212	2.1%	4,700	2.4%

Income from operations	$6,230	3.1%	$10,290	5.3%
Revenue. Fiscal 2010 second quarter revenue of $203.5 million was $8.1 million more than the comparable period last year. This 4.2% increase was attributable to increased cost-reimbursement and fixed price contract revenue offset in part by an $8.7 million decline in time and material contract revenue. DOD revenue grew by $8.2 million (4.5%); a modest $1.2 million up tick in civilian agency revenue offset a comparable $1.3 million decline in commercial revenue. Overall government contract revenue grew by 5% compared to the similar quarter last year.
Modeling and Simulation revenue jumped over 59% to $35.2 million for the quarter, a $13.1 million hike over second quarter 2009 performance. Most of this work came through Alion’s M&S Information Analysis Center contract with the Defense Information Systems Agency. Growth came from expanded support to the U.S. Army Tank Automotive Research, Development and Engineering Center. Work for the Air Force, principally on Alion’s SAFTAS contract, grew by $14.2 million this quarter, up almost 28% over the similar period last year. Alion delivered increased program management effort for SAFTAS technology upgrades. Naval architecture and marine engineering was essentially flat despite a $2.6 million decline in work for the U.S. Navy (off 2.6% compared to second quarter 2009 performance). Environmental remediation work was flat as well. Information Technology, Wireless Communications and Technology Integration declined by $4.2 million (17.8%) to $19.3 million this quarter. Alion has yet to see its customers for these technology services recover from the lingering effects of the global recession.
Revenue from prime contracts continues to increase with sales up $16.2 million (10.5%) compared to last year. Alion’s revenue from work as a subcontractor to other prime contractors declined $8.1 million to $34.1 million, down 19.1%. Each of these trends is consistent with Alion’s expanded capabilities that enable it to operate as a prime contractor on a greater number of key government programs. Margins on prime contracts improved slightly by $1.2 million to 6.5% overall and offset a decline in subcontract margins.
Direct Contract Expense and Gross Profit. Direct contract expenses increased $6.9 million (4.6%) to 76.7% of quarterly revenue compared to 76.3% of revenue for the comparable period last year. Material and subcontract costs on Alion’s prime contracts increased $7.0 million (9.3%) to 40.5% of quarterly revenue. Direct labor increased by $1.2 million but declined modestly as a percentage of quarterly revenue while other direct costs also declined in total dollars and as a percentage of revenue. Alion’s prime contract work continues to depend on business partners serving as subcontractors. This can lead to higher levels of subcontract activity compared to Alion staff effort. Management continues to focus effort on improving labor productivity to increase higher margin, internally-derived revenue. Gross profit for the current quarter at $47.5 million increased by $1.2 million. In 2009, Alion faced second quarter write offs on several fixed price contracts that depressed last year’s performance. This year, gross margin did not keep up with revenue growth and was only 23.3% of revenue. This is consistent with increased third-party contract costs for which Alion typically earns a lower margin.
Operating Expenses. Second quarter operating expenses climbed by $5.3 million overall compared to the same period last year, adversely affecting operating profit. Advisory services associated with several re-financing and capital structuring initiatives during the quarter accounted for 38% of increased operating expenses ($2.0 million). Spending on information technology for collaborative technologies, project management and control, and expanded reporting and analytical capabilities increased costs by $1.3 million this quarter compared to 2009 second quarter performance. Decreased charges for amortizing intangibles (purchased contracts) offset increased facility and indirect staff costs. Company sponsored research and development costs increased modestly. Changes in Alion’s share price produced a slightly lesser credit to compensation expense this quarter than occurred in the second quarter last year.
Income from Operations. Operating income for the quarter ended March 31, 2010 decreased 39% to $6.2 million and dropped from 5.3% to 3.1% of quarterly revenue. The Company’s additional gross margin dollars were insufficient to offset increased structural costs for information technology efforts and costs from unsuccessful capital structuring efforts prior to the Company’s successful sale of $310 million in Secured Note Units. Management does not expect to incur any further financing or re-structuring costs in the immediate future now that new loans are in place.
Other Expense. Interest income, interest expense and other expense in the aggregate for the quarter ended March 31, 2010 changed materially compared to the second quarter of 2009; several components of interest expense fluctuated significantly. Although cash management efforts reduced revolver borrowings and related interest expense, difficulties in meeting some of the debt covenants in Alion’s former Term B Senior Credit Facility cost the Company more than $2.6 million in fees and interest expense this quarter. In the second quarter of 2010, the Company reversed the Subordinated Note interest expense (both cash and non-cash elements) it previously recognized in the first quarter as Alion was not required to pay accrued cash interest when it redeemed the Subordinated Note on March 22, 2010. Interest payable on the newly issued Secured Notes offset this expense reduction.
Fiscal 2010 second quarter debt issue cost amortization decreased $0.6 million compared to the second quarter last year. The Secured Notes’ debt issue cost amortization is less than previous charges for recently extinguished debt instruments. Last year Alion recognized a $5.4 million second quarter benefit for reduction in Subordinated Note warrant value due to declines in the risk free interest rate and the underlying share price of Alion common stock used to estimate the fair value of the Subordinated Note warrants. This year, Alion also recognized a $1.2 million second quarter benefit for reversing first quarter deferred non-cash interest accruals. For the comparable period last year, the Company was required to recognize a $1.1 million in deferred non-cash interest expense.

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Cash Pay Interest
Revolver	$94	$390
Senior Term Loan	5,308	5,662
Secured Notes	775	—
Unsecured Notes	6,406	6,406
Subordinated Note	(793)	776
Other cash pay interest and fees	2,679	116

Sub-total cash pay interest	14,469	13,350

Deferred and Non-cash Interest Secured Notes PIK interest	155	—
Debt issue costs and other non-cash items	650	1,272
Subordinated Note interest	(1,177)	1,066
Subordinated Note warrants	—	(5,444)

Sub-total non-cash interest	(372)	(3,106)

Total interest expense	$14,097	$10,244

Debt Extinguishment. On March 22, 2010, Alion used proceeds from issuing $310 million of Units to retire its then-outstanding Term B Senior Credit Facility loans, the Subordinated Note and related warrants, and to pay debt issue costs. The Company paid approximately $240 million to retire its Term B debt at par plus accrued interest and recognized a $6.7 million loss on extinguishing this debt by writing off the balance of unamortized Term B-related debt issue costs.
Alion paid $25 million to retire the Subordinated Note and related warrants at a steep discount to both carrying and estimated fair values. The Company recognized a $67.7 million gain on extinguishing these liabilities which was offset in part by writing off $10.3 million in unamortized debt issue and debt modification costs. Alion recognized a one-time $50.7 million net benefit from its re-financing and debt extinguishment transactions.
Income Tax Expense. Until March 2010, Alion had no material income tax expense as the Company and its subsidiaries were a consolidated pass-through entity whose income was attributable to its sole shareholder, the tax-exempt ESOP Trust. Some states did not recognize Alion’s S corporation status and required the Company and its subsidiaries to file separate state tax returns. Alion’s Canadian subsidiary has always been a taxable entity required to accrue a Canadian tax liability as necessary.
On March 22, 2010, Alion issued 310,000 Units each of which consists of $1,000 in Secured Note face value and a warrant to purchase 1.9439 shares of Alion common stock. The warrants entitle the holders to purchase a total of 602,614 shares of common stock at a penny per share. The fair value of each warrant on the date of issue was approximately $67.05. The warrants are considered to constitute a second class of stock under the IRC. S-corporations are only permitted to have a single class of stock. By issuing the Secured Note warrants, Alion’s S-corporation status automatically terminated and the Company ceased to be a pass-through entity exempt from income taxes. Alion was required to recognize current income tax expense for the effect of its change in reporting status.
Alion recognized approximately $35.4 million of deferred tax assets related to timing differences for expenses previously recorded that are estimated to generate deductions on future income tax returns. The Company also recognized a $33.8 million deferred tax liability related to tax-deductible goodwill arising from prior year acquisitions. Prior to establishing a valuation allowance, the Company had a $1.5 million net deferred tax asset arising from its conversion to a C-corporation. However, Alion’s history of losses makes it unlikely that it will reasonably be able to realize the full benefit of its deferred tax assets. The Company was required to establish a full valuation allowance for its deferred tax assets and recognize $33.8 million in deferred tax expense this quarter.
Net Income. As a result of the $50.7 million gain on its debt extinguishments, and despite a $33.8 million charge for income taxes, Alion generated $9.2 million in net income this quarter. Without the gain on extinguishment, the required tax provision and the $2.6 million in debt covenant waiver fees, the Company would have had a $5.1 million loss for the quarter compared to $39 thousand in net income for the comparable period last year.
Six Months Ended March 31, 2010 Compared to Six Months Ended March 31, 2009

	Consolidated Operations of Alion
	Six Months Ended March 31,
	2010		2009
	(Dollars in thousands)
		%		%
Selected Financial Information		revenue		revenue
Total contract revenue	$409,284		$384,225
Total direct contract costs	315,045	77.0%	294,457	76.6%
Direct labor costs	136,103	33.3%	134,588	35.0%
Material and subcontract costs	170,567	41.7%	147,849	38.5%
Other direct costs	8,375	2.0%	12,020	3.1%

Gross profit	94,239	23.0%	89,768	23.4%

Total operating expense	79,038	19.3%	67,914	17.7%
Major components of operating expense:
Indirect expenses including facilities costs	35,552	8.7%	34,563	9.0%
General and administrative (excluding stock-based compensation)	35,328	8.6%	29,363	7.6%
Stock-based compensation	(855)	-0.21%	(5,764)	-1.5%
Depreciation and amortization	8,443	2.1%	9,506	2.5%

Income from operations	$15,201	3.7%	$21,854	5.7%
Revenue. March 2010 year to date revenue of $409.3 million was $25.1 million more than the comparable period last year. This 6.5% increase was attributable to $27.3 million more in cost-reimbursement contract revenue and $10.0 million more in fixed price contract sales offset by a $12.2 million drop in time and material contract activity. DoD revenue was up $25.3 million and civilian agency revenue was up $2.7 million while non-federal revenue declined $2.9 million. Modeling and Simulation revenue, on the Company’s Information Analysis Center contracts and other contracts grew $27.8 million a 64.5% jump compared to last year. Revenue grew from providing the U.S. military new capabilities to repair equipment in the field and from offering innovative responses to changing threats to war fighters. Alion is performing research and development to reduce or eliminate the effects of improvised explosive devices used against U.S. and Coalition Forces in Iraq and Afghanistan. The Company also supports the U.S. Navy’s Warfare Development Command.
Naval architecture and marine engineering increased $5.3 million (3.1%) because of increased support to several acquisition programs. Revenue from Information Technology and Wireless Communications declined $6.2 million (27.8%). Alion has yet to see its customers for these technology services recover from the lingering effects of the global recession. Revenue from Alion’s other core business areas saw modest, immaterial fluctuations on a year over year basis. Alion saw significant revenue growth from its Air Force customers up $31.6 million compared to last year. Air Force revenue grew largely because of expanded SAFTAS program support for technology upgrades. Increases were offset in part by a 2.5% decline in revenue from other DoD customers ($6.2 million).
Alion’s prime contract revenue was up $35.6 million (11.7%) over last year while revenue from Alion’s subcontracts with other prime contractors was down $10.5 million or 13.3%. Each of these trends is consistent with Alion’s expanded capabilities that enable it to operate as a prime contractor on a greater number of key government programs. Alion continues to realize a significant portion of its revenue from contract vehicles on which the Company has to compete for task orders. Over 60% of year to date revenue came from ID/IQ contracts compared to 58.6% last year. Although the percentage increase was modest, ID/IQ revenue grew overall by $22.5 million, up 10% from last year.
Direct Contract Expense and Gross Profit. Direct contract expenses increased by $20.6 million to 77.0% of year to date revenue compared to 76.6% of revenue for the comparable period last year. Increasing prime contract activity includes work that Alion shares with its teammates and led to higher subcontract cost both in total dollars ($22.7 million) and as a percentage of revenue (up 3.2% to 41.7% of revenue). Direct labor only increased by 1.1% ($1.5 million) while other direct costs declined $3.6 million to 2% of revenue. Year to date gross profit at $94.2 million grew $4.4 million (4.9%) compared to $89.8 million for the first six months of 2009. Alion did not face significant fixed price contract overruns in 2010. In 2009 gross profit was adversely affected by $1.2 million in fixed price contract overruns. In 2010, gross margin as a percentage of revenue declined as the Company saw cost reimbursement revenue increase to almost 73% of revenue. Cost reimbursement contracts typically have lower profit percentages which offset a portion of performance risk.
Operating Expenses. Year to date operating expenses through March 31, 2010 climbed by $11.1 million overall compared to the same period last year, significantly eroding operating profit. The comparative hike in operating expenses comes, in part, from the absence of a $5.8 million credit to stock-based compensation expense recorded last year for phantom stock forfeitures and declines in Alion’s share price. In 2010, the credit for changes in Alion’s share price was less than $0.9 million. Facilities and indirect expenses were up 2.6% over last year ($0.9 million) consistent with salary increases and ordinary building operating expense pass-throughs. Depreciation and amortization declined by $1.1 million principally due to scheduled declines in amortization charges for acquired contracts. G&A expense exclusive of stock-based and long-term incentive compensation charges grew by almost $6.0 million. The Company spent almost $2.6 million in its effort to re-structure and/or re-finance its former debt. Expanded information technology services for collaborative technologies, project management and control, and expanded reporting and analytical capabilities increased costs $2.2 million compared to 2009 year to date results. Alion saw increased G&A expenses for additional staffing and efforts devoted to business development, cash management and strategic planning.
Income from Operations. Operating income for the six months ended March 31, 2010 dropped by $6.7 million to $15.2 million compared with $21.9 million for the six months ended March 31, 2009. This 30.4% decline was the result of higher operating expenses, as described above.
Other Expense. Interest income, interest expense and other expense in the aggregate for the six months ended March 31, 2010 increased by $6.5 million compared to the similar period last year. Higher average investment balances, $24 million in excess cash from the March 2010 re-financing, and a reduced demand on the revolver led to lower interest expense ($0.4 million) and marginally higher interest income ($9 thousand). Despite lower outstanding principal on the Senior Term Loan this year cash pay interest expense was adversely affected by a 100 basis point interest rate increase for February and March. The biggest hike in cash interest expense was from fees and penalties associated with the September and December 2009 covenant waivers for which Alion ultimately paid more than $3.9 million. Management had expected to close a re-financing transaction prior to March 1, 2010. The new Secured Notes were not issued until March 22, 2010. As a result, Alion was required to pay a $2.6 million fee (100 basis points) to the Term B Lenders on March 1, 2010. Cash interest on the Secured Notes was offset by the absence of Subordinated Note cash interest expense this year. In 2010, non-cash interest expense was $3.7 million higher than it was in 2009. Last year, Alion recognized a $6.9 million benefit for the decline in value of the Subordinated Note warrants offset by $2.8 million in deferred non-cash interest charges. In 2010, the Company only recognized a $160 thousand benefit for a decline in the value of the now-extinguished Subordinated Note warrants and no year-to-date deferred non-cash Subordinated Note interest.

	Six Months Ended March 31,
	2010	2009
	(In thousands)
Cash Pay Interest
Revolver	$98	$522
Senior Term Loan	11,047	11,455
Secured Notes	775	—
Unsecured Notes	12,813	12,813
Subordinated Note	—	870
Other cash pay interest and fees	4,032	214

Sub-total cash pay interest	28,765	25,874

Deferred and Non-cash Interest
Secured Notes PIK interest	155	—
Debt issue costs and other non-cash items	2,223	2,544
Subordinated Note interest	—	2,812
Subordinated Note warrants	(160)	(6,898)

Sub-total non-cash interest	2,218	(1,542)

Total interest expense	$30,983	$24,332

Debt Extinguishment. On March 22, 2010, Alion used proceeds from issuing $310 million of Units to retire its then-outstanding Term B Credit Facility loans, the Subordinated Note and related warrants, and to pay debt issue costs. The Company paid approximately $240 million to retire its Term B debt at par plus accrued interest and recognized a $6.7 million loss on extinguishing this debt by writing off the balance of unamortized Term B-related debt issue costs.
Alion paid $25 million to retire the Subordinated Note and related warrants at a steep discount to both carrying and estimated fair values. The Company recognized a $67.7 million gain on extinguishing these liabilities which was offset in part by writing off $10.2 million in unamortized debt issue and debt modification costs. Alion recognized a one-time $50.7 million net benefit from its re-financing and debt extinguishment transactions.
Income Tax Expense. Until March 22, 2010, Alion had no material income tax expense as the Company and its subsidiaries were a consolidated pass-through entity whose income was attributable to its sole shareholder, the tax-exempt ESOP Trust. Some states did not recognize Alion’s S corporation status and required the Company and its subsidiaries to file separate state tax returns. Alion’s Canadian subsidiary has always been a taxable entity required to accrue a Canadian tax liability as necessary.
On March 22, 2010, Alion issued 310,000 Secured Note Units each of which consists of $1,000 in Secured Note face value and a warrant to purchase 1.9439 shares of Alion common stock. The warrants entitle the holders to purchase a total of 602,614 shares of common stock at a penny per share. The fair value of each warrant on the date of issue was approximately $67.05. The warrants are considered to constitute a second class of stock under the IRC. S-corporations are only permitted to have a single class of stock. By issuing the Secured Note warrants, Alion’s S-corporation status automatically terminated and the Company ceased to be a pass-through entity exempt from income taxes. Alion was required to recognize current income tax expense for the effect of its change in reporting status.
Alion recognized approximately $35.4 million of deferred tax assets related to timing differences for expenses previously recorded that are estimated to generate deductions on future income tax returns. The Company also recognized a $33.8 million deferred tax liability related to tax-deductible goodwill arising from prior year acquisitions. Prior to establishing a valuation allowance, the Company had a $1.5 million net deferred tax asset arising from its conversion to a C-corporation. However, Alion’s history of losses makes it unlikely that it will reasonably be able to realize the full benefit of its deferred tax assets. The Company was required to establish a full valuation allowance for its deferred tax assets and recognize $33.8 million in deferred tax expense this quarter.
Net Income. As a result of the $50.7 million gain on its debt extinguishments, and despite the $33.8 million charge for income taxes, Alion had $1.2 million in year-to-date net income. Without the gain on extinguishment, the required tax provision and the $2.6 million in debt covenant waiver fees and penalties Alion paid in the second quarter, the Company would have lost $13.0 million year to date compared to a $2.5 million loss for the similar six month period last year. The higher loss is the result of increased operating expenses and higher interest charges.
Liquidity and Capital Resources
Alion requires liquidity to invest in capital projects, to timely pay its vendors and debt obligations and to fund operations while awaiting payment from customers. Accounts receivable require cash when balances increase as business grows or when customers delay contract funding actions. The Company is funding its current business with cash from operating activities and the net proceeds from issuing the Secured Notes. It intends to fund future operations in a similar fashion. The Company also has access to a $25 million revolving credit facility. Management does not currently estimate Alion will need to use its revolving credit facility to any significant extent.
Cash Flows
Alion’s operations were almost break even year-to-date on a cash flow basis. Although debt extinguishment net of tax provisions contributed $15.2 million to net income, these were non-cash transactions from an operations perspective. The Company only used $79 thousand to fund operations compared to $8.9 million for the similar period in 2009. Non-cash expenses for depreciation, compensation and debt-related expenses were $11.0 million this year versus $1.7 million for the similar period last year. The largest difference came from last year’s larger fair value credits to expense and phantom stock forfeiture credits. Increased accruals for subcontractor work for which Alion had yet to receive invoices helped offset the growth in receivables and generated $8.6 million in net cash flow. For the comparable period last year, receivables and payables consumed $10.6 million in net cash flow. Alion’s re-financing transactions materially affected operating cash flow as the Company paid off a $3.9 million Term B interest obligation and $3.9 million in covenant waiver-related fees included in cash paid for interest. This contrasts sharply with the $2.5 million cash flow benefit last year from interest accruals.
Alion collected $407.9 million in receivables during the first six months this year, slightly less than the $409.2 million in revenue it recognized. This quarter days’ sales outstanding (DSO) increased from 82.5 to 82.8 days as of March 31, 2010 based on trailing twelve month revenue. Increasing revenue helped DSO to decline somewhat, offsetting a $2.7 million increase in net receivables this quarter. Unbilled receivables grew this quarter by more than $4.4 million offsetting the effects of improved invoice collections. Unbilled receivables continue to rise despite Alion’s progress in obtaining previously delayed contract funding. Increased balances from growth in revenue represent currently billable amounts for which the Company intends to issue invoices next quarter and collect payment within typical time frames. Management continues to expect DSO to track at current levels.
Capital expenditures this year increased 6% over the same period last year consistent with overall revenue growth. ESOP loans were $613 thousand less this year than last year and more than offset a $329 thousand increase in ESOP share redemptions. Sales to the ESOP Trust remained at comparable levels year over year. The higher 2009 cash inflow was the result of receiving 2008 share sale proceeds at the beginning of 2009 rather than in 2008.
Cash management efforts reduced total year-to-date revolver borrowing activity to $84.2 million, 63% less than the $227.5 million of year-to-date borrowings for the similar period in 2009. Notwithstanding this improvement, Alion’s re-financing transactions were the most significant non-operating activities this year. On March 22, 2010, Alion issued 310,000 Secured Note Units for gross proceeds of $302.3 million. The Company allocated $20.8 million in proceeds to the warrants issued along with the Secured Notes and paid $13.2 million in third-party debt issue costs at closing. Alion used $240 million to retire its Term B Loan and pay off accrued interest. Last year Alion paid $3.0 million in Subordinated Note principal. This year, pursuant to the December 2009 agreement with IIT, Alion paid $25 million to re-purchase the entire Subordinated Note and related warrants at a significant discount to carrying value. Alion had approximately $24 million of additional cash on hand after issuing the Secured Notes and retiring the Term B Loan, the Subordinated Note and the related warrants.
Alion has a long-term revolver commitment through August 2014 and additional available cash from its re-financing activities. Management expects that for the next several years, the Company will be able to meet existing debt covenants which are less stringent and restrictive than previous Term B Loan covenants were. This will allow Alion to maintain access to the revolving credit facility, even though Management does not foresee needing to draw on the revolver in any material amount or for any extended period. Management believes Alion will have sufficient cash on hand, cash flow from operations and cash available from its $25 million revolving credit facility to continue to meet its obligations as they come due notwithstanding an overall increase in interest payments associated with the Secured Notes. Alion retains the ability to restrict or defer certain types of cash payments that in the past caused the Company to fail to comply with certain prior debt covenants. The Secured Note Indenture also limits the Company’s ability to offer and fund certain types of discretionary diversification options that create demands on Alion’s cash flows.

While the Company cannot predict with any degree of accuracy the extent to which re-purchase and diversification demands will increase in future years, as more employees meet statutory and Plan-specific age and length of service requirements, potential diversification demands are likely to increase. These demands can increase further with any increase in the price of a share of Alion common stock. While a decline in the price of a share of Alion common stock could reduce the value of each individual Plan participant’s beneficial interest, such a potential price decline could be offset by increased diversification demands and thus might not reduce the aggregate value of future demands on the Company’s cash. Restrictions in current debt agreements will limit the ability of the Company to offer discretionary diversification options to ESOP participants which should reduce future cash flow demands. The Company attempts to monitor future potential impacts through reliance in part on internal and external financial models that incorporate Plan census data along with financial inputs intended to simulate changes in Alion’s share price.
Cash flow effects and risks associated with equity-related obligations
Changes in the price of a share of Alion common stock affect warrant-related interest expense. The Company no longer has significant stock-based compensation expense as all SARs are underwater and only a modest number of phantom shares remain outstanding. Management is unable to forecast the share price the ESOP Trustee will determine in future valuations. Because future share prices may differ from the current share price, the Company is unable to reliably forecast its future warrant-related interest expense. Alion will continue to recognize non-cash interest expense related to outstanding warrants as the current share price, interest rates, assumed volatility, and time to time expiration change. The Secured Notes Warrants have a one penny per share exercise price and are in-the-money. Future changes in Alion’s share price will determine the extent to which Alion recognizes interest expense related to these warrants; other factors are expected to have no material effect on the Secured Notes Warrants’ value in the near future.
Although current financial information includes the effects of the most recent ESOP Trust transactions, future expenses for stock-based compensation and warrant-related interest are likely to differ from estimates as the price of a share of Alion common stock changes. The next regularly scheduled valuation period ends in September 2010. Interest rates, market-based factors and volatility, as well as the Company’s financial results will affect the future value of a share of Alion common stock.
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
Discussion of Debt Structure
The discussion below describes Alion’s current debt structure which includes a $25 million revolving credit facility, the Unsecured Notes and the Secured Notes. On March 22, 2010, the Company retired its Term B Senior Credit Agreement, its Subordinated Note and the Subordinated Note Warrants.
Credit Agreement
On March 22, 2010, the Company entered into a new Credit Agreement (Credit Agreement), which consists of a $25.0 million senior revolving credit facility (Revolver), approximately $112 thousand of which was allocated to letters of credit and deemed borrowed, but none of which was actually drawn as of March 31, 2010.
Under the Credit Agreement, Alion may request up to $10.0 million in letters of credit and may borrow up to $5.0 million in swing line loans for short-term borrowing needs. The Company must pay all principal obligations under the Credit Agreement in full no later than August 22, 2014.
The Credit Agreement permits Alion to use the Revolver for working capital, other general corporate purposes, and to finance permitted acquisitions.

Security. The Credit Agreement is secured by a first priority security interest in all current and future tangible and intangible property of Alion and its guarantor subsidiaries, HFA, IPS, CATI, METI, JJMA, BMH, WCI, WCGS, MA&D and Alion Canada (US) Corporation. On March 22, 2010 Alion and the subsidiary guarantors entered into an Intercreditor Agreement with Wilmington Trust Company and Credit Suisse AG, Cayman Islands Branch (Intercreditor Agreement). Under the Intercreditor Agreement, lenders under the Credit Agreement have a super priority right of payment with respect to the underlying collateral, which is superior to the rights of lenders under the Secured Notes.
Guarantees. The Company’s obligations under the Credit Agreement are guaranteed by the Company’s subsidiaries, HFA, IPS, CATI, METI, JJMA, BMH, WCI, WCGS, MA&D and Alion Canada (US) Corporation. These subsidiaries also guarantee all of the Company’s obligations under the Secured Notes and Unsecured Notes (each described below).
Interest and Fees. Under the Credit Agreement, at the Company’s election, the Revolver can bear interest at either of two floating rates based on either a Eurodollar base or an alternative base rate (ABR). The minimum interest rate on the Revolver is 9.50%. The Eurodollar rate interest rate is 600 basis points plus a 3.5% minimum interest rate. The alternate base rate is 500 basis points plus a 4.5% minimum interest rate.
Other Fees and Expenses. Each quarter Alion is required to pay a commitment fee equal to 175 basis points per year on the prior quarter’s daily unused balances of the Revolver. As of March 31, 2010, $112 thousand was allocated to outstanding letters of credit. The Company paid approximately $12 thousand in commitment fees for the Revolver for the quarter ended March 31, 2010.
In addition to issuance and administrative fees, Alion is required to pay a fronting fee not to exceed 25 basis points for each letter of credit issued. Each quarter Alion is also required to pay interest in arrears for all outstanding letters of credit. The interest rate is based on the Applicable Percentage for Eurodollar loans which was 6.0% as of March 31, 2010. The Credit Agreement also requires the Company to pay an annual agent’s fee.
Covenants. The Credit Agreement requires the Company to achieve the following minimum Consolidated EBITDA targets at the end of each calendar quarter during the time periods indicated:

Period	Minimum Consolidated EBITDA
June 30, 2010 through March 31, 2011	$52,500,000
April 1, 2011 through September 30, 2011	$55,000,000
October 1, 2011 through September 30, 2012	$60,000,000
October 1, 2012 through September 30, 2013	$62,500,000
Thereafter	$65,000,000
Consolidated EBITDA is defined as: (a) net income (or loss), as defined therein; plus (b) the following items, without duplication, to the extent deducted from net income or included in the net loss, the sum of: (i) consolidated interest expense; (ii) provision for income taxes; (iii) depreciation and amortization, including amortization of other intangible assets; (iv) cash contributions to the ESOP in respect of the repurchase liability of the Company under the ESOP Plan; (v) any non-cash charges or expenses including (A) non-cash expenses associated with the recognition of the difference between the fair market value of the (now extinguished Subordinated Note) Warrants and the exercise price of the Warrants, (B) non-cash expenses with respect to the stock appreciation rights and phantom stock plans, and the Warrants and accretion of the Warrants and (C) non-cash contributions to the ESOP; (vi) any extraordinary losses and (vii) any nonrecurring charges and adjustments by third-party valuation firm that prepares valuation reports in connection with the ESOP; minus (c) without duplication, (i) all cash payments made on account of reserves, restructuring charges and other non-cash charges added to net income (or included in net loss) pursuant to clause (b)(v) above in a previous period and (ii) to the extent included in net income (or net loss), any extraordinary gains and all non-cash items of income, in accordance with GAAP.
The Credit Agreement includes other covenants which, among other things, restrict the Company’s ability to do the following without the prior consent of syndicate bank members that have extended more than 50 percent of the aggregate amount of all loans then outstanding under the Credit Agreement:
•	incur additional indebtedness other than permitted additional indebtedness;
•	grant certain liens and security interests;
•	enter into sale and leaseback transactions;
•	make certain loans and investments including acquisitions of businesses, other than permitted acquisitions;
•	consolidate, merge or sell all or substantially all of the Company’s assets;

•	pay dividends or distributions other than distributions required by the ESOP Plan or by certain legal requirements;
•	enter into certain transactions with the Company’s shareholders and affiliates;
•	change lines of business;
•	repay subordinated indebtedness before it is due and redeem or repurchase certain equity;
•	enter into certain transactions not permitted under ERISA;
•	spend more than $8 million on capital expenditures in any fiscal year;
•	pay certain earn-outs in connection with permitted acquisitions; or
•	change its fiscal year.
Events of Default. The Credit Agreement contains customary events of default including, without limitation:
•	breach of representations and warranties;
•	payment default;
•	uncured covenant breaches;
•	default under certain other debt exceeding an agreed amount;
•	bankruptcy and insolvency events;
•	incurrence of a civil or criminal liability in excess of $5 million of the Company or any subsidiary arising from a government investigation;
•	unstayed judgments in excess of an agreed amount;
•	failure of any guarantee of the Credit Agreement to be in effect;
•	failure of the security interests to be valid, perfected first priority security interests in the collateral;
•	notice of debarment, suspension or termination under a material government contract;
•	actual termination of a material contract due to alleged fraud, willful misconduct, negligence, default or any other wrongdoing;
•	certain ERISA violations;
•	imposition on the ESOP Trust of certain taxes in excess of an agreed amount;
•	final determination the ESOP is not a qualified plan;
•	so long as any Secured Notes remain outstanding, the Intercreditor Agreement shall fail to be effective; or
•	change of control (as defined below).
For purposes of the Credit Agreement, a change of control generally occurs when, before Alion lists its common stock to trade on a national securities exchange and the Company obtains net proceeds from an underwritten public offering of at least $35.0 million, the ESOP Trust fails to own at least 51 percent of the Company’s outstanding equity interests, or, after the Company has such a qualified public offering, any person or group other than the ESOP Trust owns more than 37.5 percent of the Company’s outstanding equity interests. A change of control may also occur if a majority of the seats (other than vacant seats) on Alion’s Board of Directors shall at any time be occupied by persons who were neither nominated by the board nor were appointed by directors so nominated. A change of control may also occur if a change of control occurs under any of Alion’s material indebtedness including the Unsecured Note Indenture or the Secured Note Indenture.
Secured Notes
On March 22, 2010, Alion issued and sold $310 million of its private units (Units) to Credit Suisse, which informed the Company it had resold most of the units to qualified institutional buyers. Each of the 310,000 Units sold consisted of $1,000 of Alion’s private senior secured notes (Secured Notes) and a warrant to purchase 1.9439 shares of Alion’s common stock.
Security. The Secured Notes are secured by a first priority security interest in all current and future tangible and intangible property of Alion and its guarantor subsidiaries, HFA, IPS, CATI, METI, JJMA, BMH, WCI, WCGS and MA&D. The Secured Notes are senior obligations of Alion and rank parri passu in right of payment with existing and future senior debt, including the Credit Agreement, except to the extent that the Intercreditor Agreement provides Credit Agreement lenders with a super priority right of payment with respect to the underlying collateral.
Guarantees. The Company’s obligations under the Secured Notes are guaranteed by the Company’s subsidiaries, HFA, IPS, CATI, METI, JJMA, BMH, WCI, WCGS, MA&D and Alion Canada (US) Corporation.
Interest and Fees. The Secured Notes bear interest at 12% per year, which is payable 10% in cash and 2% by increasing the principal amount of the Secured Notes (PIK Interest). Interest is payable semi-annually in arrears on May 1 and November 1. Alion pays interest to holders of record as of the immediately preceding April 15 and October 15. The Company must pay interest on overdue principal or interest at 13% per annum to the extent lawful.

Covenants. As of March 31, 2010, the Company was in compliance with the non-financial covenants set forth in the Company’s Indenture with respect to the Secured Notes (Secured Note Indenture). The Secured Note Indenture does not contain any financial covenants.
The Company is subject to a covenant under the Second Indenture that restricts the Company’s ability to incur additional indebtedness. The Company and its Restricted Subsidiaries (as defined in the Second Indenture) are prohibited from issuing, incurring, assuming, guaranteeing, and otherwise becoming liable for any Indebtedness as defined under the Second Indenture unless the Company’s ratio of Adjusted EBITDA to Consolidated Interest Expense (each as defined in the Second Indenture) exceeds 2.0 to 1.0. Even if the Company’s Adjusted EBITDA to Consolidated Interest Expense does not exceed 2.0 to 1.0, the Company may incur other permitted indebtedness which includes:
•	Indebtedness incurred pursuant to certain agreements up to $25 million
•	Permitted inter-company indebtedness
•	The Secured Notes and any public notes exchanged for those notes
•	Indebtedness pre-existing the issuance of the Secured Notes
•	Permitted Indebtedness of acquired subsidiaries
•	Permitted refinancing Indebtedness
•	Indebtedness under hedging agreements
•	Performance, bid, appeal and surety bonds and completion guarantees
•	Ordinary course insufficient funds coverage
•	Guarantees in connection with permitted refinancing Indebtedness
•	Indebtedness of non-U.S. subsidiaries incurred for working capital purposes
•	Indebtedness incurred for capital expenditure purposes and Indebtedness for capital and synthetic leases not exceeding in the aggregate $25 million and 2.5% of the Company’s Total Assets as defined in the Secured Note Indenture
•	Permitted subordinated Indebtedness of the Company or any Restricted Subsidiary incurred to finance a permitted acquisition, certain permitted transactions involving the ESOP and refinancing Indebtedness of acquired non-U.S. subsidiaries in an amount not exceeding in the aggregate $35 million
•	Reimbursement obligations with regard to letters of credit
•	Certain agreements in connection with the acquisition of a business as long as the liabilities incurred in connection therewith are not reflected on the Company’s balance sheet
•	Certain deferred compensation agreements
•	Certain other Indebtedness not exceeding $20 million.
The Company is subject to a covenant under the Secured Note Indenture that restricts the Company’s ability to declare and pay any cash dividend or other distribution with regard to any equity interest in the Company, make any repurchase or redemption of any equity interest of the Company, make any repurchase or redemption of the Unsecured Notes or other subordinated Indebtedness, and make certain investments, except that the Company may make such payments in limited amounts if the Company’s ratio of Adjusted EBITDA to Consolidated Interest Expense exceeds 2.0 to 1.0 subject to certain limitations. Even if the Company’s Adjusted EBITDA to Consolidated Interest Expense does not exceed 2.0 to 1.0, the Company may make or pay:
•	Such payments out of substantially concurrent contributions of equity to the Company and substantially concurrent incurrences of permitted Indebtedness
•	Certain limited and permitted dividends
•	Certain repurchases of the Company’s equity securities deemed to occur upon exercise of stock options or warrants
•	Cash payments in lieu of the issuance of fractional shares in connection with the exercise of warrants, options or other securities convertible into or exchangeable for the Company’s equity securities
•	The required premium payable on the Secured Notes in connection with a change of control of the Company
•	Certain permitted inter-company subordinated obligations
•	Certain repurchases and redemptions of subordination obligations of the Company or a Subsidiary Guarantor from Net Available Cash (as defined in the Secured Note Indenture)
•	Repurchases of subordinated obligations in connection with an asset sale to the extent required by the Secured Note Indenture
•	Certain permitted transactions with the ESOP
•	Payments to directors, officers and employees of the Company in connection with long-term incentive plans, subject to a $3 million annual cap that may increase annually

•	Any purchase, repurchase, redemption, defeasance or other acquisition or retirement for value of the Unsecured Notes, up to an aggregate amount of $10 million
•	Certain other payments not exceeding $10 million in the aggregate.
The Secured Note Indenture restricts the Company’s ability to engage in other transactions including restricting the ability of subsidiaries to make distributions and pay dividends to parents, merging or selling all or substantially all of the Company’s assets, making certain issuances of Subsidiary equity securities, engaging in certain transactions with affiliates, incurring liens, entering into sale lease-back transactions and engaging in business unrelated to the Company’s business at the time the Company issued the Secured Notes.
Events of Default. The Secured Note Indenture contains customary events of default, including:
•	payment default;
•	uncured covenant breaches;
•	default under an acceleration of certain other debt exceeding $30 million;
•	certain bankruptcy and insolvency events;
•	a judgment for payment in excess of $30 million entered against the Company or any material subsidiary that remains outstanding for a period of 60 days and is not discharged, waived or stayed;
•	failure of any guarantee of the Secured Notes to be in effect or the denial or disaffirmation by any subsidiary guarantor of its guaranty obligations; and
•	failure of any security interest securing the Secured Notes to constitute a valid and perfected lien with its applicable priority after a permitted cure period.
Change of Control. Upon a change in control, each Secured Note holder has the right to require Alion to repurchase its notes in cash for 101% of principal plus accrued and unpaid interest. Any of the following events constitutes a change in control:
•	subject to certain exceptions, a person, other than the ESOP Trust, is or becomes the beneficial owner, directly or indirectly, of more than 35% of the total voting power or voting stock of Alion;
•	individuals who constituted Alion’s board of directors on the date the Secured Notes were issued, cease for any reason to constitute a majority of the Company’s board of directors;
•	the adoption of a plan relating to Alion’s liquidation or dissolution; and
•	subject to certain exceptions, the merger or consolidation of the Company with or into another person or the merger of another person with or into the Company, or the sale of all or substantially all the assets of Alion to another person.
Optional Redemption. Prior to April 1, 2013, not more than once in any twelve month period, the Company may redeem up to $31 million of Secured Notes at a redemption price of 103% of the principal amount of the Secured Notes redeemed, plus accrued and unpaid interest to the redemption date.
Prior to April 1, 2013, the Company may redeem all, but not less than all, of the Secured Notes at a redemption price equal to 100% of the principal amount of the Secured Notes plus accrued and unpaid interest to the redemption date plus an applicable make-whole premium as of the redemption date.
In addition, any time prior to April 1, 2013, subject to certain conditions, the Company may use the proceeds of a qualified equity offering to redeem Unsecured Notes in an aggregate principal amount not to exceed $108.5 million at a redemption price equal to the sum of 112% of the aggregate principal amount of the notes actually redeemed, plus accrued and unpaid interest to the redemption date.
On or after April 1, 2013, the Company may redeem all or a portion of the Secured Notes at the redemption prices set forth below (expressed in percentages of principal amount on the redemption date), plus accrued and unpaid interest to the redemption date, if redeemed during the periods set forth below:

Period	Redemption Price
April 1, 2013 to September 30, 2013	105.0%
October 1, 2013 to March 31, 2014	103.0%
April 1, 2014 and thereafter	100.0%
Exchange Offer; Registration Rights. The Company is required to file a registration statement with the SEC offering to exchange the Secured Notes for publicly registered notes with the same terms no later than June 20, 2010.

Unsecured Notes
On February 8, 2007, Alion issued and sold $250.0 million of its private 10.25% unsecured notes due February 1, 2015 (Unsecured Notes) to Credit Suisse, which informed the Company it had resold most of the notes to qualified institutional buyers. On June 20, 2007, Alion exchanged its private Unsecured Notes for publicly tradable Unsecured Notes with the same terms.
Guarantees. The Company’s obligations under the Unsecured Notes are guaranteed by the Company’s subsidiaries, HFA, IPS, CATI, METI, JJMA, BMH, WCI, WCGS, MA&D and Alion Canada (US) Corporation.
Interest and Fees. The Unsecured Notes bear interest at 10.25% per year, payable semi-annually in arrears on February 1 and August 1. Alion pays interest to holders of record as of the immediately preceding January 15 and July 15. The Company must pay interest on overdue principal or interest at 11.25% per annum to the extent lawful.
Covenants. As of March 31, 2010, the Company was in compliance with the non-financial covenants set forth in the Company’s indenture with respect to the Unsecured Notes (Unsecured Note Indenture). The Unsecured Note Indenture does not contain any financial covenants.
The Company is subject to a covenant under the Unsecured Note Indenture that restricts the Company’s ability to incur additional indebtedness. The Company and its Restricted Subsidiaries (as defined in the Unsecured Note Indenture) are prohibited from issuing, incurring, assuming, guaranteeing, and otherwise becoming liable for any Indebtedness as defined under the Unsecured Note Indenture unless the Company’s ratio of Adjusted EBITDA to Consolidated Interest Expense (each as defined in the Unsecured Note Indenture) exceeds 2.0 to 1.0. Even if the Company’s Adjusted EBITDA to Consolidated Interest Expense does not exceed 2.0 to 1.0, the Company may incur other permitted indebtedness which includes:
•	Indebtedness incurred pursuant to the Company’s now terminated Term B Senior Credit Facility and certain other contracts up to $360 million less principal repayments made under that indebtedness;
•	Permitted inter-company Indebtedness;
•	The Unsecured Notes ;
•	Indebtedness pre-existing the issuance of the Unsecured Notes;
•	Permitted Indebtedness of acquired subsidiaries;
•	Permitted refinancing Indebtedness;
•	Indebtedness under hedging agreements;
•	Performance, bid, appeal and surety bonds and completion guarantees;
•	Ordinary course insufficient funds coverage;
•	Guarantees in connection with permitted refinancing indebtedness;
•	Indebtedness of non-U.S. subsidiaries incurred for working capital purposes;
•	Indebtedness incurred for capital expenditure purposes and Indebtedness for capital and synthetic leases not exceeding in the aggregate $25 million and 2.5% of the Company’s Total Assets as defined in the Unsecured Note Indenture;
•	Permitted subordinated Indebtedness of the Company or any Restricted Subsidiary incurred to finance a permitted acquisition, certain permitted transactions involving the ESOP and refinancing Indebtedness of acquired non-U.S. subsidiaries in an amount not exceeding in the aggregate $35 million;
•	Reimbursement obligations with regard to letters of credit;
•	Certain agreements in connection with the acquisition of a business as long as the liabilities incurred in connection therewith are not reflected on the Company’s balance sheet;
•	Certain deferred compensation agreements; and
•	Certain other Indebtedness not exceeding $35 million.
The Company is subject to a covenant under the Unsecured Note Indenture that restricts the Company’s ability to declare and pay any cash dividend or other distribution with regard to any equity interest in the Company, make any repurchase or redemption of any equity interest of the Company, make any repurchase or redemption of subordinated Indebtedness, and make certain investments, except that the Company may make such payments in limited amounts if the Company’s ratio of Adjusted EBITDA to Consolidated Interest Expense exceeds 2.0 to 1.0 subject to certain limitations. Even if the Company’s Adjusted EBITDA to Consolidated Interest Expense does not exceed 2.0 to 1.0, the Company may make or pay:
•	Such payments out of substantially concurrent contributions of equity to the Company and substantially concurrent incurrences of permitted indebtedness;

•	Certain limited and permitted dividends;
•	Certain repurchases of the Company’s equity securities deemed to occur upon exercise of stock options or warrants;
•	Cash payments in lieu of the issuance of fractional shares in connection with the exercise of warrants, options or other securities convertible into or exchangeable for the Company’s equity securities;
•	The required premium payable on the Unsecured Notes in connection with a change of control of the Company;
•	Certain permitted inter-company subordinated obligations; and
•	Certain repurchases and redemptions of subordination obligations of the Company or a Subsidiary Guarantor from Net Available Cash (as defined in the Unsecured Note Indenture);
•	Repurchases of subordinated obligations in connection with an asset sale to the extent required by the Indenture;
•	The redemption or repurchase for value of any Company equity securities for former Company employees who were also former Joint Spectrum Center employees after voluntary or involuntary termination of employment with the Company;
•	Certain permitted transactions with the ESOP not exceeding $25 million in the aggregate; and
•	Certain other payments not exceeding $30 million in the aggregate.
The Unsecured Note Indenture restricts the Company’s ability to engage in other transactions including restricting the ability of subsidiaries to make distributions and pay dividends to parents, merging or selling all or substantially all of the Company’s assets, making certain issuances of Subsidiary equity securities, engaging in certain transactions with affiliates, incurring liens, entering into sale lease-back transactions and engaging in business unrelated to the Company’s business at the time the Company issued the Unsecured Notes.
Events of Default. The Unsecured Note Indenture contains customary events of default, including:
•	payment default;
•	uncured covenant breaches;
•	default under an acceleration of certain other debt exceeding $30 million;
•	certain bankruptcy and insolvency events;
•	a judgment for payment in excess of $30 million entered against the Company or any material subsidiary that remains outstanding for a period of 60 days and is not discharged, waived or stayed; and
•	failure of any guarantee of the Unsecured Notes to be in effect or the denial or disaffirmation by any subsidiary guarantor of its guaranty obligations.
Change of Control. Upon a change in control, each Unsecured Note holder has the right to require Alion to repurchase its notes in cash for 101% of principal plus accrued and unpaid interest. Any of the following events constitutes a change in control:
•	subject to certain exceptions, a person, other than the ESOP Trust, is or becomes the beneficial owner, directly or indirectly, of more than 35% of the total voting power or voting stock of Alion;
•	individuals who constituted Alion’s board of directors on the date the Unsecured Notes were issued, cease for any reason to constitute a majority of the Company’s board of directors;
•	the adoption of a plan relating to Alion’s liquidation or dissolution; and
•	subject to certain exceptions, the merger or consolidation of the Company with or into another person or the merger of another person with or into the Company, or the sale of all or substantially all the assets of Alion to another person.
Optional Redemption. Prior to February 1, 2011, the Company may redeem all, but not less than all, of the Unsecured Notes at a redemption price equal to 100% of the principal amount of the Unsecured Notes plus accrued and unpaid interest to the redemption date plus an applicable make-whole premium as of the redemption date.
In addition, any time prior to February 1, 2010, subject to certain conditions, the Company may use the proceeds of a qualified equity offering to redeem Unsecured Notes in an aggregate principal amount not to exceed $87.5 million at a redemption price equal to the sum of 110.25% of the aggregate principal amount of the notes actually redeemed, plus accrued and unpaid interest to the redemption date.

On or after February 1, 2011, the Company may redeem all or a portion of the Unsecured Notes at the redemption prices set forth below (expressed in percentages of principal amount on the redemption date), plus accrued and unpaid interest to the redemption date, if redeemed during the 12-month period commencing on February 1 of the years set forth below:

Period	Redemption Price
2011	105.125%
2012	102.563%
2013 and thereafter	100.000%
Exchange Offer; Registration Rights. The Company filed a registration statement with the SEC offering to exchange the Unsecured Notes for publicly registered notes. The registration statement was declared effective May 10, 2007; the exchange offer closed June 20, 2007; all outstanding notes were exchanged for publicly registered notes.
Retired Term B Senior Credit Agreement
In August 2004, Alion entered into the Term B Senior Credit Agreement with a syndicate of financial institutions. On March 22, 2010, the Company used approximately $240 million in proceeds from the issuance of the Units to redeem and retire all of the loans outstanding under the Term B Senior Credit Agreement and to pay all accrued and unpaid interest on such loans through the date of redemption.
Retired Subordinated Note
In December 2002, Alion issued a $39.9 million Subordinated Note to IITRI as part of the purchase price for substantially all of IITRI’s assets. In July 2004, IIT acquired the Subordinated Note and related warrant agreement from IITRI. On March 22, 2010, the Company used $25 million in proceeds from the issuance of the Units to redeem the Subordinated Note and the related warrants held by IIT.
During the next six fiscal years the Company expects that at a minimum, it will have to make the estimated interest and principal payments set forth below.

	6-Fiscal Years ($In thousands)
	2010	2011	2012	2013	2014	2015
Bank revolving credit facility(1)
- Interest	$233	$444	$445	$444	$396	$—
Secured Notes(2)
- Interest	3,358	31,223	31,850	32,490	33,144	16,821

- Principal and PIK Interest	—	—	—	—	—	339,788
Unsecured Notes(3)
- Interest	12,813	25,625	25,625	25,625	25,625	12,813

- Principal	—	—	—	—	—	250,000

Total cash — pay interest	16,404	57,292	57,920	58,559	59,165	29,634

Total cash — pay principal and PIK Interest	—	—	—	—	—	589,788

Total	$16,404	$57,292	$57,920	$58,559	$59,165	$619,422

(1)	Alion expects to occasionally utilize its $25.0 million revolving credit facility to meet working capital needs through 2014. Management expects the average utilized revolver balance will be immaterial and that interest expense will consist of commitment fees for unused balances. The current facility expires August 22, 2014.

(2)	The Secured Notes bear interest at 10% in cash and 2% in PIK. Outstanding principal will increase over time for the 2% compounding PIK interest added to the initial $310 million in principal. The Secured Notes including $29.8 million in PIK interest mature November 1, 2014.

(3)	The Senior Unsecured Notes bear interest at 10.25% and mature February 1, 2015.
Contingent Obligations
Secured Notes registration rights agreement
Alion entered into a registration rights agreement in connection with the sale of the Units which requires the Company to file a registration statement with the SEC in order to conduct an exchange offer to exchange the private Secured Notes for public Secured Notes. If Alion were to default under the registration rights agreement, the interest rate on the Secured Notes would increase by 50 basis points for each ninety day period such default were to continue uncured. The maximum additional annual interest rate could increase by up to 200 basis points.
Earn-outs
The Company has one remaining earn-out commitment arising from its July 2007 LogCon Group acquisition. The maximum potential earn out is $500 thousand though July 2011; $100 thousand has already been earned and paid. Management believes any future LogCon Group earn-outs will not materially affect Alion’s cash flows, financial position or operating results.
Other contingent obligations which will impact the Company’s cash flow
Management forecasts that continuing net operating losses for income tax purposes will permit Alion to avoid significant cash outflows for income taxes. Other contingent obligations which will impact Alion’s cash flow include:
•	ESOP share repurchase and diversification obligations, and
•	Long-term incentive compensation plan obligations.
As of March 31, 2010, Alion had spent a cumulative total of $71.6 million to repurchase shares of its common stock to satisfy ESOP distribution and diversification requests from former employees and Plan beneficiaries. In 2008, the Company changed its prior practice of immediately paying out all distribution requests in full. In March 2008, Alion began paying ESOP beneficiaries over the five-year distribution period permitted by ERISA and the terms of the Plan. Alion intends to continue this practice for the foreseeable future in part to offset the cash flow effects of annual employee diversification requests that began in fiscal 2008 and which are expected to continue for the foreseeable future. Restrictions in the Company’s debt agreements limit certain discretionary ESOP diversification demands on the Company’s cash flow. The table below lists current and prior year share re-purchases.

	Number of
	Shares		Total Value
Date	Repurchased	Share Price	Purchased
			(In thousands)
December 2008	233	$38.35	$9
March 2009	189,038	$38.35	7,250
April 2009	122	$34.30	4
May 2009	38	$34.30	1
July 2009	100	$34.30	3
July 2009	128	$38.35	5
August 2009	178	$34.30	6
September 2009	55,282	$34.30	1,896
December 2009	745	$34.50	26
March 2010	218,408	$34.50	2,232

Total	464,272		$11,432

Management believes cash on hand, cash flow from operations and cash available under the current revolving credit facility will provide sufficient capital to fulfill current business plans and fund working capital needs for the next two to three years. The Company intends to focus on organic growth and improving processes and margins.

Although Alion expects to have positive annual operating cash flow eventually, it will need to generate significant additional revenue beyond current levels and earn net income in order to pay interest on the Secured and Unsecured Notes and satisfy ESOP repurchase and diversification obligations.
The Secured and Unsecured Indentures and the existing revolver allow Alion to make certain permitted acquisitions, and the Company intends to use its available financing to do so. Alion will ultimately have to refinance the Secured Notes and Unsecured Notes which mature in November 2014 and February 2015 and will require the Company to pay out more than $600 million over a three-month period. The Company is uncertain whether, when and under what terms it will be able to refinance these obligations. If Alion is unable to refinance these obligations, the Company will not have sufficient cash from operations to meet all its obligations.
If plans or assumptions change, if assumptions prove inaccurate, if Alion consummates additional or larger investments in or acquisitions of other companies than are currently planned, if the Company experiences unexpected costs or competitive pressures, or if existing cash and projected cash flows from operations prove insufficient, the Company may need to obtain additional financing and sooner than expected. While Alion intends only to enter into new financing or refinancing it considers advantageous, even with moderately improved conditions in the high-yield credit market, the Company cannot be certain sources of financing will be available in the future, or, if available, that financing terms would be favorable.
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
Factors that could cause actual results to differ materially from anticipated results include, but are not limited to:
•	any future inability to maintain adequate internal control over financial reporting;
•	limits on Alion’s financial and operational flexibility given the Company’s substantial debt and debt covenants;
•	changes to the ERISA laws related to the KSOP;
•	tax law changes that could affect Alion’s tax liabilities or its effective tax rate;
•	changes in SEC rules, and other corporate governance requirements;
•	failure of government customers to exercise contract options;
•	U.S. government project funding decisions;
•	government contract bid protest and termination risks;
•	competitive factors such as pricing pressures and/or competition to hire and retain employees;
•	results of current and/or future legal proceedings and government agency proceedings which may arise out of Alion’s operations with attendant risks of fines, liabilities, penalties, suspension and/or debarment;

•	undertaking acquisitions that increase costs or liabilities or are disruptive;
•	taking on additional debt to fund acquisitions;
•	failing to adequately integrate acquired businesses;
•	risks from private securities litigation, regulatory proceedings or government enforcement actions relating to Alion’s prior covenant compliance disclosures;
•	material changes in laws or regulations affecting Alion’s businesses;
•	other risk factors discussed in the Company’s annual report on Form 10-K for the year ended September 30, 2009 filed with the SEC on December 24, 2009.
Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s view only as of May 14, 2010. The Company undertakes no obligation to update any of the forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise. This discussion addresses only continuing operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
Alion’s Secured Notes and Unsecured Notes are fixed-rate debt. The Company only faces interest rate risk for any amounts outstanding under the new $25 million revolver. Revolver balances bear interest at a 2.50% minimum Eurodollar rate plus 700 basis points (9.50%). If the Eurodollar rate were to exceed 2.50%, Alion’s interest expense would increase. However, the Company currently does not forecast drawing any material balance on the revolver and therefore any rate increase is not expected to have a material effect on Alion’s operating results or cash flows for any period from now through August 2014 when the revolver matures. The Company does not use derivatives for trading purposes. It invests its excess cash in short-term, investment grade, and interest-bearing securities.
Foreign currency risk
Expenses and revenues from international contracts are generally denominated in U.S. dollars. Alion does not believe operations are subject to material risks from currency fluctuations.
Risk associated with value of Alion common stock
Changes in the fair market value of Alion’s stock affect the Company’s estimated KSOP share repurchase obligations and its stock-based compensation obligations. Several factors affect the timing and amount of these obligations, including: the number of employees who seek to redeem shares of Alion stock following termination of employment, and the number of employees who exercise stock appreciation rights during any particular time period.

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
Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 15d — 15(f) under the Exchange Act) during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 4T.	Controls and Procedures
See disclosure under Item 4.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
See Note 21 to the Condensed Consolidated Financial Statements. Other than the actions discussed in the Company’s most recent Annual Report on Form 10-K, the Company is not involved in any legal proceeding other than routine legal proceedings occurring in the ordinary course of business. Alion believes that these routine legal proceedings, in the aggregate, are not material to its financial condition and results of operations.
As a government contractor, Alion may be subject from time to time to federal government inquiries relating to its operations and to DCAA audits. The federal government can suspend or debar, for a period of time, a contractor that is indicted or found to have violated the False Claims Act or other federal laws. Such an event could also result in fines or penalties.

Item 1A.	Risk Factors
Except as set forth below, the risk factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009 have not materially changed.
Risks Related to Internal Controls
We discovered errors in our historic calculations of Consolidated EBITDA because of which we failed to comply with certain covenants in our previously existing Term B Senior Credit Agreement. Our prior disclosures relating to our compliance with our financial covenants could have material adverse effects on our business and financial condition.
In late 2009, we discovered that our reporting of Consolidated EBITDA to our lenders did not conform to the definition of such term in our previously existing Term B Senior Credit Agreement. Since entering into the Term B Senior Credit Agreement in 2004, we had miscalculated several components of Consolidated EBITDA over numerous periods of time. For example, from 2004 to 2009 we had not deducted cash outflows that relate to deferred compensation plans, including the stock appreciation rights plans, phantom stock plans and the Long-Term Incentive Plan, as well as the settlement of our match and retirement plan obligations, in our calculations of Consolidated EBITDA, resulting in calculations of Consolidated EBITDA that were higher by the amount of these deductions. When these miscalculations were properly taken into account, the adjusted Consolidated EBITDA calculations indicated the Company’s non-compliance with the senior secured leverage ratio (or predecessor test) and interest coverage ratio covenants in the Term B Senior Credit Agreement for eleven periods between June 30, 2006 and September 30, 2009. For example, for the four trailing quarters ended June 30, 2009, our actual senior secured leverage ratio of 4.38 did not comply with the required ratio of 4.25. For the four trailing quarters ended September 30, 2009, our actual interest coverage ratio of 1.06 failed to meet the required ratio of 1.10. The non-compliance with these financial covenants triggered non-compliance with other covenants under the Term B Senior Credit Agreement.
On December 14, 2009, we entered into a waiver agreement to the Term B Senior Credit Agreement under which our lenders agreed to waive, among other things, covenant defaults that resulted from either the miscalculation of Consolidated EBITDA or the failure to comply with covenants had the cash outflows relating to the settlement of deferred compensation plans and certain retirement obligations been deducted from the calculation of Consolidated EBITDA. The waiver applied to these defaults that existed on or before December 14, 2009 and to any defaults that arose as a result of properly calculating Consolidated EBITDA for the fiscal year and quarter ended September 30, 2009. The waiver did not apply to any covenant breach after December 14, 2009 and for any periods after our fiscal year end 2009. The waiver agreement did not change any of the terms or definitions of the Term B Senior Credit Agreement. We paid each lender granting the waiver a waiver fee prior to the agreed time on December 11, 2009, and paid an additional arrangement fee to the administrative agent in connection with securing the waiver. In addition, on March 1, 2010, we paid each lender that granted the waiver an additional fee.
We are unable to predict the likelihood of potential outcomes from private securities litigation, regulatory proceedings or government enforcement actions relating to our prior disclosures regarding covenant compliance. The resolution of these matters could be time-consuming and expensive, distract management from other business concerns and harm our reputation and our business. Furthermore, if we were subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, we could be required to pay damages, fines and penalties and have other remedies imposed, which could harm our reputation and our business and financial condition.
As a result of the miscalculations of Consolidated EBITDA under our previously existing Term B Senior Credit Agreement, we identified a material weakness in the operation of our internal control over financial reporting. Future inability to maintain adequate control over financial reporting could keep us from reporting our financial results in a timely and accurate matter and from preventing financial fraud; such inability could also cause us to restate our financial statements.
As a result of the miscalculations of certain financial covenants under the previously existing Term B Senior Credit Agreement, we identified a material weakness in the operation of our internal control over financial reporting. A material weakness is a control deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of our financial statements would not be prevented or detected on a timely basis by our employees in the normal course of performing their assigned functions. Our above-mentioned financial, affirmative and negative covenant defaults under the previously existing Term B Senior Credit Agreement resulted in our Term B senior term loan and revolving loan payable balances being callable either by the administrative agent or by lenders holding a majority of the value of the outstanding loans and therefore, as of the issuance of our fiscal year 2008 financial statements and the financial statements for each of the first three quarters of fiscal year 2008 and 2009, such balances should have been classified as current liabilities. On December 23, 2009, our audit and finance committee of our board of directors concluded that our previously issued financial statements for the year ended September 30, 2008 and the quarters ended December 31, 2007, March 31, 2008, June 30, 2008, December 31, 2008, March 31, 2009 and June 30, 2009, should no longer be relied upon for the reasons described above.
We remediated the material weakness in fiscal year 2010 by clarifying our understanding of Consolidated EBITDA as defined in the Term B Senior Credit Agreement. After such clarification, our covenant calculations were calculated in accordance with the terms of the Term B Senior Credit Agreement. Nevertheless, if we fail to maintain adequate control over financial reporting, we could fail to report our financial results in a timely and accurate manner, fail to prevent financial fraud, and be required to restate our financial statements.
Risks Related to our Debt Structure
We have incurred a significant amount of debt; our debt load may limit our financial and operational flexibility which could prevent us from fulfilling our obligations under our debt agreements.
On August 2, 2004, we refinanced the senior debt we incurred to acquire IITRI’s assets. Partly to fund our growth through subsequent acquisitions, we incurred a substantial amount of additional debt. As of March 31, 2010, we owed approximately $310 million face amount in senior secured notes and $250 million face amount in unsecured notes. As of March 31, 2010, we had approximately $560 million in senior debt and approximately $560 million in total face amount of debt outstanding. The total amount of our outstanding senior debt under the secured notes will increase as we pay payment-in-kind (PIK) interest, and as the amount of PIK payments is capitalized by the aggregate amount of the PIK payments. We have managed significant amounts of debt since December 2002. However, we continue to face challenges in functioning as a highly leveraged company in volatile and unfavorable credit markets.
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
We have the ability to incur additional debt, including the ability to raise up to $10 million of additional senior secured indebtedness with first-out rights and an additional $10 million of pari passu senior secured indebtedness, subject to limitations that are imposed by the covenants in the new revolving credit facility, the indenture governing the 10 1/4% senior unsecured notes, which we refer to as the “Unsecured Note Indenture”, and the indenture governing the 12% senior secured notes, which we refer to as the “Secured Note Indenture”. In addition, the payment of PIK interest on the secured notes will increase our debt by the amount of such PIK payments. The Unsecured Note Indenture, the new revolving credit facility and the Secured Note Indenture do not completely prohibit us from incurring additional debt. The more we borrow, the more we, and in turn our security holders, become exposed to the risks described under “— We have incurred a significant amount of debt; our debt load may limit our financial and operational flexibility which could prevent us from fulfilling our obligations under our debt agreements.” See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Discussion of Debt Structure” for additional information.
Our Unsecured Note Indenture, the new revolving credit facility and the Secured Note Indenture restrict our operations.
Our Unsecured Note Indenture, the new revolving credit facility, and the Secured Note Indenture contain, and our future debt agreements may contain, covenants that may restrict our ability to engage in activities that may be in our long-term best interest, including financing future operations or capital needs or engaging in other business activities. Our Unsecured Note Indenture, the new revolving credit facility and the Secured Note Indenture restrict, among other things, our ability and the ability of our subsidiaries to:
•	incur additional debt other than permitted additional debt;
•	pay dividends or distributions on our capital stock or purchase, redeem or retire capital stock other than to satisfy ESOP repurchase obligations or pay certain amounts required under our equity-based compensation plans;
•	make acquisitions and investments other than permitted acquisitions and permitted investments;
•	issue or sell preferred stock of subsidiaries;
•	create liens on our assets;
•	enter into certain transactions with affiliates;
•	merge or consolidate with another company; or
•	transfer or sell assets outside the ordinary course of business.
Our new revolving credit facility requires us, and our future debt agreements may require us, to maintain specified financial levels relating to, among other things, our minimum trailing four-quarter EBITDA. Our future debt agreements may also impose other minimum financial performance requirements including, but not limited to, net worth tests. Events beyond our control can affect our ability to meet these financial performance requirements; we cannot guarantee that we will meet these tests.
Default under the new revolving credit facility, the Unsecured Note Indenture or the Secured Note Indenture could allow lenders to declare all amounts outstanding under the new Revolving Credit Facility, the Unsecured Notes and the Secured Notes to be immediately due and payable. We have pledged substantially all of our assets to secure the debt under the new revolving credit facility and the secured notes. If lenders under the new revolving credit facility declare amounts outstanding under the new revolving credit facility to be due, they could proceed against those assets. Any event of default could have a material adverse effect on our business, financial condition and operating results if creditors were to exercise their rights.
From time to time we may require consents or waivers from our lenders to permit actions that the new revolving credit facility, the Unsecured Note Indenture or the Secured Note Indenture prohibit. If, in the future, lenders refuse to waive the restrictive covenants and/or financial levels under the new revolving credit facility, the Unsecured Note Indenture and/or the Secured Note Indenture, then we could be in default on the new revolving credit facility, the Unsecured Note Indenture and/or the Secured Note Indenture. We could be prohibited from undertaking actions necessary or desirable to maintain or expand our business. There is no guarantee we will be able to obtain additional consents or waivers from our lenders.
We may not be able to obtain financing in the future, and the terms of any future financings may limit our ability to manage our business. Difficulties in obtaining financing on favorable terms would have a negative effect on our ability to execute our business strategy.
We anticipate that we may need to seek additional capital in the future to refinance or replace existing long-term debt, meet current or future business plans, meet working capital needs or for other reasons. Based on current market conditions, the availability of financing is, and may continue to be, limited. There can be no assurance that we will be able to obtain future financings on acceptable terms, if at all. In addition, the secured notes, the new revolving credit facility and the unsecured notes will all mature between August 2014 and February 2015, which could further limit our ability to obtain additional financing on acceptable terms, if at all.
Our corporate family credit ratings at Standard & Poor’s and Moody’s Investors Service were lowered in fiscal year 2009 to B- and Caa3. A downgrade in such ratings could increase our cost of capital, or attempt to obtain additional financing in the future. An increase in our cost of capital would adversely affect our results of operations and our financial position.
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
If we breach our financial covenants, we could have to amend the financial covenants of the new revolving credit facility which could materially impact our ability to finance our future operations, future acquisitions or capital needs.
In October 2009, we agreed with our then senior lenders to amend the interest coverage ratio and the maximum senior secured leverage ratio covenants under our previously existing Term B Senior Credit Agreement effective through the end of our fiscal year 2010 and through the end of our first quarter of our fiscal year 2011 in order to provide us with more flexibility. On December 14, 2009, we entered into a waiver agreement to the Term B Senior Credit Agreement under which our lenders agreed to waive, among other things, covenant defaults that resulted from either the miscalculation of Consolidated EBITDA or the failure to comply with covenants had the cash outflows relating to the settlement of deferred compensation plans and certain retirement obligations been deducted from the calculation of Consolidated EBITDA. The waiver applied to these defaults that existed on or before December 14, 2009 and to any defaults that arose as a result of properly calculating Consolidated EBITDA for the fiscal year and quarter ended September 30, 2009. The waiver did not apply to any covenant breach after December 14, 2009 and for any periods after our fiscal year end 2009.
We expect to be able to meet the financial and other debt covenants under the new revolving credit facility for at least the next 24 months. However, we may be unable to meet these financial and other debt covenants in the future, which could require us to amend the new revolving credit facility on less favorable terms. If we were to default under the new revolving credit facility, we could pursue an amendment or waiver of the new revolving credit facility with our existing lenders, but there can be no assurance that the lenders would grant an amendment or waiver. In light of current credit market conditions, any such amendment or waiver might be on terms, including additional fees, increased interest rates and other more stringent terms and conditions materially disadvantageous to us. If we were unable to meet these financial covenants in the future and unable to obtain future covenant relief or an appropriate senior lenders’ waiver, we could be in default under the new revolving credit facility. This could cause all amounts borrowed under it and all underlying letters of credit to become immediately due and payable, expose our assets to seizure, cause a potential cross-default under our indentures and possibly require us to invoke insolvency proceedings including, but not limited to, a voluntary case under the U.S. Bankruptcy Code.

Risks Related to Our Business and Operations
On March 22, 2010, our S corporation election was terminated and we became a C corporation for U.S. federal income tax purposes. As a C corporation we are subject to U.S. federal and state income tax at regular corporate rates. The increase in our effective tax rate will potentially reduce the amount of cash flow we have available to meet our debt and other financial obligations and to reinvest in our operations.
At all times during the period from Alion’s formation through March 22, 2010, we were taxed as an S corporation for U.S. federal income tax purposes. As an S corporation, we generally were not subject to U.S. federal income taxation or state income taxation in many U.S. states. Rather, our income, gains, losses, deductions and credits flowed through to the ESOP Trust. As of March 22, 2010, we became a C-corporation required to pay U.S. federal and state income tax at regular corporate rates, thereby potentially reducing the amount of cash available to repay debt, reinvest in our operations or fulfill our other financial obligations.
The Internal Revenue Service (IRS) could successfully challenge the validity of our S corporation election for tax periods before March 22, 2010. In such an event, we could potentially owe additional U.S. federal and state income tax.
At all times during the period Alion’s formation through March 22, 2010, we believe that we were a valid S corporation for U.S. federal income tax purposes and in those U.S. states in which we file (or have filed) state income tax returns and which also recognize S corporation status for state income tax purposes (except for limited periods in certain states during which we filed state income tax returns as a C corporation). If the IRS or state tax agencies were successfully to challenge our position, however, we could potentially owe additional U.S. federal and state income tax, which would reduce the amount of cash available to repay debt, reinvest in our operations or fulfill our other financial obligations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Alion employees directed approximately $2.1 million salary deferrals and rollovers to the ESOP Trust to purchase beneficial interests in Alion common stock at $28.00 per share. The Company did not use an underwriter and did not pay underwriter discounts or commissions. Alion offered and sold beneficial interests in the KSOP to eligible employees pursuant to Rule 701 under the Securities Act of 1933, as amended.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information
See Part 2, Item 2 for disclosure of an unregistered sale of equity securities.
On March 22, 2010, the ESOP Trustee executed a written consent on behalf of the ESOP Trust as sole shareholder to approve an amendment to the December 20, 2002 Stock Purchase Agreement by and between the ESOP Trust and the Company. The ESOP Trustee agreed to remove a covenant that required the Company to maintain its S-corporation status.

Item 6.	Exhibits

Exhibit
No.	Description
3.4	Amended and Restated By-Laws of Alion Science and Technology Corporation. (1)
4.18	Indenture, dated as of March 22, 2010, among the Company, certain subsidiary guarantors of the Company and Wilmington Trust Company, as trustee. (1)
4.19	Form of 12% Senior Secured Notes due 2014. (1)
4.20	Form of Warrant. (1)
4.21	Form of Unit. (1)
4.22	Alion Science and Technology Corporation 2004 Stock Appreciation Rights Plan, as amended and restated effective January 1, 2007.
4.23	Alion Science and Technology Performance Shares and Retention Phantom Stock Plan, as amended and restated effective November 1, 2007.
4.24	Alion Science and Technology Director Phantom Stock Plan, as amended and restated effective January 1, 2007.
4.25	Alion Executive Deferred Compensation Plan, as amended and restated effective January 1, 2008.
4.26	Alion Director Deferred Compensation Plan, as amended and restated effective January 1, 2008.
4.27	First Amendment to Alion Science and Technology Corporation 2004 Stock Appreciation Rights Plan (as amended and restated), dated as of January 22, 2010.
4.28	First Amendment to Alion Science and Technology Corporation Director Phantom Stock Plan (as amended and restated), dated as of January 22, 2010.
4.29	First Amendment to Alion Science and Technology Corporation Long-Term Incentive Plan, dated as of January 22, 2010.
4.30	Third Amendment to Amended and Restated Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.
4.31	Fourth Amendment to Amended and Restated Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.
10.91	Separation Agreement dated as of December 8, 2009 between Alion Science and Technology Corporation and James C. Fontana. (3)
10.92
First Supplemental Indenture, dated as February 26, 2010, between Alion-IPS Corporation, Washington Consulting Government Services, Inc., Alion Canada (US) Corporation, Alion Science and Technology Corporation and Wilmington Trust Company, as trustee. (2)

10.93	Purchase Agreement dated as of March 11, 2010, by and between the Company and Credit Suisse Securities (USA) LLC. (1)
10.94	Warrant Agreement, dated as of March 22, 2010, by and between the Company and Wilmington Trust Company, as warrant agent. (1)
10.95	Credit Agreement, dated as of March 22, 2010, by and among the Company, the lenders party thereto and Credit Suisse AG, as administrative agent. (1)
10.96
Intercreditor Agreement, dated as of March 22, 2010, by and among the Company, the other grantors party thereto, Credit Suisse AG, as administrative agent, and Wilmington Trust Company, as collateral agent and trustee. (1)

10.97	Security Agreement, dated as of March 22, 2010, by and among the Company, certain subsidiaries of the Company and Wilmington Trust Company, as collateral agent. (1)
10.98	Guarantee Agreement, dated as of March 22, 2010, by and among the Company, certain subsidiaries of the Company and Credit Suisse AG, as administrative agent. (1)
10.99	Registration Rights Agreement, dated March 22, 2010, by and between the Company and Credit Suisse Securities (USA) LLC. (1)
10.100
Amendment, dated as of March 22, 2010, to the Stock Purchase Agreement, dated as of December 20, 2002, between the Company and the Alion Science and Technology Corporation Employee Ownership, Savings and Investment Trust. (1)

31.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation pursuant to 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the Company’s Form 8-K/A filed with the SEC on March 25, 2010.

(2)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on March 3, 2010.

(3)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on February 4, 2010.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALION SCIENCE AND TECHNOLOGY CORPORATION
By:	/s/ Michael J. Alber
	Name:	Michael J. Alber
	Title:	Principal Financial Officer and Duly Authorized Officer
Date: May 14, 2010