Form 10-Q
period 2010-06-30
ALION SCIENCE & TECHNOLOGY CORP
filed 2010-08-10
CIK 1166568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of Alion Science and Technology Corporation Common Stock as of August 10, 2010 was: Common Stock 5,406,092

ALION SCIENCE AND TECHNOLOGY CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2010

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ALION SCIENCE AND TECHNOLOGY CORPORATION
Condensed Consolidated Balance Sheets (unaudited)
As of June 30, 2010 and September 30, 2009

	June 30,	September 30,
	2010	2009
	(In thousands, except share
	and per share information)
Current assets:
Cash and cash equivalents	$24,281	$11,185
Accounts receivable, net	171,328	180,157
Prepaid expenses and other current assets	6,065	3,795

Total current assets	201,674	195,137
Property, plant and equipment, net	12,063	14,474
Intangible assets, net	20,277	28,680
Goodwill	398,921	398,921
Other assets	10,651	10,286

Total assets	$643,586	$647,498

Current liabilities:
Interest payable	$15,860	$9,039
Current portion, senior term loan payable	—	2,389
Current portion, subordinated note payable	—	3,000
Current portion, acquisition obligations	—	50
Trade accounts payable	46,586	60,707
Accrued liabilities	43,448	45,425
Accrued payroll and related liabilities	46,444	43,033
Billings in excess of revenue earned	4,629	3,661

Total current liabilities	156,967	167,304
Senior term loan payable, excluding current portion	—	229,221
Senior secured notes	272,089	—
Senior unsecured notes	245,905	245,241
Subordinated note payable	—	46,932
Accrued compensation, excluding current portion	5,079	5,740
Accrued postretirement benefit obligations	752	717
Non-current portion of lease obligations	7,873	7,286
Deferred income taxes	35,615	—
Commitments and contingencies
Redeemable common stock warrants	—	32,717
Redeemable common stock, $0.01 par value, 8,000,000 shares authorized, 5,406,237 and 5,424,274 shares issued and outstanding at June 30, 2010 and September 30, 2009	151,375	187,137
Common stock warrants	20,785	—
Accumulated other comprehensive loss	(238)	(238)
Accumulated deficit	(252,616)	(274,559)

Total liabilities, redeemable common stock and accumulated deficit	$643,586	$647,498

See accompanying notes to condensed consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION
Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands, except share and per share information)
Contract revenue	$213,309	$204,160	$622,593	$588,385
Direct contract expense	164,853	157,666	479,898	452,123

Gross profit	48,456	46,494	142,695	136,262

Operating expenses:
Indirect contract expense	10,167	9,443	29,435	27,899
Research and development	120	223	690	370
General and administrative	19,465	17,253	53,938	40,852
Rental and occupancy expense	7,499	8,169	23,783	24,375
Depreciation and amortization	4,064	5,156	12,507	14,662

Total operating expenses	41,315	40,244	120,353	108,158

Operating income	7,141	6,250	22,342	28,104
Other income (expense):
Interest income	16	15	73	63
Interest expense	(18,292)	(15,766)	(49,275)	(40,098)
Other	(183)	90	(207)	(32)
Gain on sale of non-operating assets	—	(19)	—	(19)
Gain on extinguishment of debt	—	—	50,749	—

Total other income (expense)	(18,459)	(15,680)	1,340	(40,086)
(Loss) income before taxes	(11,318)	(9,430)	23,682	(11,982)
Income tax (expense) benefit	(1,798)	(7)	(35,573)	44

Net loss	$(13,116)	$(9,437)	$(11,891)	$(11,938)

Basic and diluted loss per share	(2.40)	(1.80)	(2.19)	(2.27)

Basic and weighted average common shares outstanding	5,467,797	5,240,778	5,434,436	5,264,762

See accompanying notes to condensed consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended June 30,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net loss	$(11,891)	$(11,938)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,507	14,662
Bad debt expense	—	760
Accretion of debt to face value	1,709	1,769
Amortization of debt issuance costs	4,712	2,045
Change in fair value of redeemable common stock warrants	(160)	(6,738)
Incentive and stock-based compensation	2,645	(5,353)
Gain on extinguishment of debt	(50,749)	—
Deferred income taxes	35,615	—
Other gains and losses	12	37
Changes in assets and liabilities:
Accounts receivable	8,829	(8,895)
Other assets	(1,463)	(1,214)
Trade accounts payable	(14,002)	(16,310)
Accrued liabilities	3,266	16,331
Interest payable	6,821	8,869
Other liabilities	1,650	5,454

Net cash used in operating activities	(499)	(521)
Cash flows from investing activities:
Cash paid for acquisition-related obligations	(50)	(166)
Capital expenditures	(1,639)	(1,789)
Proceeds from sale of assets	5	—

Net cash used in investing activities	(1,684)	(1,955)
Cash flows from financing activities:
Cash paid for interest rate swap	—	(4,647)
Sale of Secured Notes	281,465	—
Sale of Common Stock Warrants	20,785	—
Payment of debt issue costs	(18,177)	—
Repayment of Term B Loan	(236,596)	(1,825)
Repurchase of Subordinated Note and related warrants	(25,000)	—
Payment of Subordinated Note principal	—	(3,000)
Revolver borrowings	84,200	349,925
Revolver repayments	(84,200)	(349,925)
Loan to ESOP Trust	(5,323)	(5,936)
ESOP loan repayment	5,323	5,936
Redeemable common stock purchased from ESOP Trust	(9,326)	(7,264)
Redeemable common stock sold to ESOP Trust	2,128	5,115

Net cash provided by (used in) financing activities	15,279	(11,621)
Net increase (decrease) in cash and cash equivalents	13,096	(14,097)
Cash and cash equivalents at beginning of period	11,185	16,287

Cash and cash equivalents at end of period	$24,281	$2,190

See accompanying notes to condensed consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended June 30,
	2010	2009
	(In thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$36,230	$30,284
Cash paid (received) for taxes	34	(104)
Non-cash financing activities:
Common stock issued to ESOP Trust in satisfaction of employer contribution liability	$5,268	$5,043
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
On March 22, 2010, the Company became a C-Corporation because it no longer met the Internal Revenue Code S-corporation requirement that it have only a single class of stock. In connection with the sale of the Secured Note Units, Alion issued deep-in-the-money common stock warrants considered to be a second class of stock. See Note 13.
(2) Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of Alion Science and Technology Corporation (a Delaware corporation), and its wholly-owned subsidiaries and have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with generally accepted accounting principles, have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The statements are prepared on the accrual basis of accounting and include the accounts of Alion and its wholly-owned subsidiaries from their date of acquisition or formation. All inter-company accounts have been eliminated in consolidation. There were no changes to Alion’s subsidiaries in the current fiscal year.
In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments and reclassifications that are necessary for fair presentation of the periods presented. The results for the nine months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K for the year ended September 30, 2009.
Fiscal, Quarter and Interim Periods
Alion’s fiscal year ends on September 30. The Company operates based on a three-month quarter, four-quarter fiscal year with quarters ending December 31, March 31, June 30, and September 30.
Use of Estimates
Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported for assets and liabilities, disclosures of contingent assets and liabilities as of financial statement dates and amounts reported for operating results for each period presented. Actual results are likely to differ from those estimates, but management does not believe such differences will materially affect Alion’s financial position, results of operations, or cash flows.
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
Federal government agency contracts are subject to periodic funding. A customer may fund a contract in its entirety at inception or incrementally throughout its period of performance as services are provided. If Alion determines contract funding is not probable, it defers revenue recognition until realization is probable. The federal government can audit Alion’s contract costs and adjust amounts through negotiation. The government considers Alion a major contractor; its auditors maintain an office on site. The government has audited the Company’s claimed costs through fiscal year 2004. The Company negotiated and settled indirect rates through fiscal year 2004 with no material adverse effect on operating results or cash flows. DCAA is currently auditing the Company’s indirect cost proposals for fiscal 2005 and 2006. The Company submitted its fiscal year 2009, 2008 and 2007 indirect cost proposals in March 2010, 2009 and 2008. Alion has recorded federal government contract revenue in amounts it expects to realize.
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
Alion generates software-related revenue from licensing software and providing services. In general, professional services are essential to the functionality of the solutions the Company sells. Alion applies the percentage of completion method in Accounting Standards Codification (ASC) 605 — Revenue Recognition to recognize revenue.
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
On March 22, 2010, Alion issued deep-in-the-money warrants deemed to constitute a second class of stock. Because it was deemed to have two classes of stock, the Company ceased to qualify as an S-corporation and automatically became a C-corporation subject to federal and state income taxes. Some Alion subsidiaries also became subject to separate state income tax and reporting requirements. From its formation, Alion Science and Technology (Canada) Corporation has been subject to Canadian federal and provincial income taxes.
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
Alion has a history of operating losses for both tax and financial statement purposes. The Company has recorded valuation allowances equal to deferred tax assets based on the likelihood that it may not be able to realize the value of these assets. Alion recognizes the benefit of a tax position only after determining that the relevant tax authority would “more likely than not” sustain the Company’s position following an audit. For tax positions meeting the “more likely than not” threshold, the Company recognizes the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company performs its own independent analysis to determine whether goodwill is potentially impaired. The Company performs discounted cash flow and market-multiple-based analyses to estimate the enterprise fair value of Alion and its reporting units and the fair value of reporting unit goodwill in order to test goodwill for potential impairment. Management independently determines the rates and assumptions it uses to perform its goodwill impairment analysis and assesses the probability of future contracts and revenue to evaluate the recoverability of goodwill.
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
Alion completed its most recent goodwill impairment analysis in the fourth quarter of fiscal year 2009 and concluded no goodwill impairment existed as of September 30, 2009. The estimated fair value of each reporting unit substantially exceeded its September 2009 carrying value. A hypothetical 10% decrease in fair value would not have resulted in impairment to goodwill for any reporting unit or triggered the need to perform additional step two analyses for any reporting unit. There were no changes to goodwill in the quarter ended June 30, 2010 nor were there any significant events in the quarter that indicated impairment to goodwill as of June 30, 2010.
Alion amortizes intangible assets as it consumes economic benefits over estimated useful lives. As of June 30, 2010, the Company had a recorded net intangible asset balance of approximately $20.3 million, composed primarily of purchased contracts from the JJMA and Anteon contract acquisitions.

Purchased contracts	1 - 13 years
Internal use software and engineering designs	2 - 3 years
Non-compete agreements	3 - 6 years

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Redeemable Common Stock
There is no public market for Alion’s redeemable common stock and therefore no observable price for its equity, individually or in the aggregate. The ESOP Trust holds all the Company’s outstanding common stock. Under certain circumstances, ESOP beneficiaries can require the ESOP Trust to distribute the value of their beneficial interests. The Internal Revenue Code (IRC) and ERISA require the Company to offer ESOP participants who receive Alion common stock a liquidity put right. The put right requires the Company to purchase distributed shares at any time during two put option periods at the then current fair market value. Common stock distributed by the ESOP Trust is subject to a right of first refusal. Prior to any subsequent transfer, the shares must first be offered to the Company and then to the ESOP Trust. Eventual redemption of shares of Alion common stock as a result of distributions is outside the Company’s control; therefore, Alion classifies its outstanding shares of redeemable common stock as a liability.
At each reporting date, Alion is required to increase or decrease the reported value of its outstanding common stock to reflect its estimated redemption value. Management estimates the value of this liability in part by considering the most recent price at which the Company was able to sell shares to the ESOP Trust (current share price times total shares issued and outstanding). In its fiduciary capacity the ESOP Trustee is independent of the Company and its management. Consistent with its fiduciary responsibilities, the ESOP Trustee retains an independent third party valuation firm to assist it in determining the fair market value (share price) at which the ESOP Trustee may acquire or dispose of investments in Alion common stock. The Audit and Finance Committee of Alion’s Board of Directors reviews the reasonableness of the liability Management has determined is appropriate for the Company to recognize in its financial statements for outstanding redeemable common stock. The Audit and Finance Committee considers various factors in its review, including, in part, the most recent valuation report and the share price selected by the ESOP Trustee.
Alion records changes in the reported value of its outstanding common stock through an offsetting charge or credit to accumulated deficit. There were no fair value adjustments to redeemable common stock in the current quarter. The accumulated deficit at June 30, 2010 included $56.4 million for changes in the Company’s share redemption liability. Outstanding redeemable common stock had an aggregate fair value of approximately $151.4 million as of June 30, 2010.
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
Subordinated notes and redeemable common stock warrants. Alion used an option pricing model to estimate the fair value of its redeemable common stock warrants. In estimating the Company’s aggregate redeemable common stock warrant liability, Management considered factors such as risk free interest rates; share price volatility of comparable publicly traded companies; information in the valuation report prepared for the ESOP Trustee; and the share price selected by the ESOP Trustee. The only market for the Company’s subordinated debt consisted of principal to principal transactions. The Company carried its subordinated notes at amortized cost. On March 22, 2010, Alion extinguished the Subordinated Note and related warrants. On the same date, the Company issued new warrants when it issued new senior secured notes. The new warrants qualify as equity and are not subject to fair value measurement or reporting.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Redeemable Alion common stock. Management estimates the fair value price per share of Alion common stock by considering in part the most recent price at which the Company was able to sell shares to the ESOP Trust as well as information contained in the most recent valuation report that an independent, third-party firm prepares for the ESOP Trustee.
Recently Issued Accounting Pronouncements
Accounting Standards Update 2009-13 (ASU 2009-13) Revenue Recognition — Multiple Deliverable Revenue Arrangements was issued in October 2009 and updates ASC 605 — Revenue Recognition. ASU 2009-13 removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting; replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the “Fair Value Measurements and Disclosures” guidance; provides a hierarchy that entities must use to estimate the selling price; eliminates the use of the residual method for allocation; and expands the ongoing disclosure requirements. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010, and can be applied prospectively or retrospectively. The Company is currently evaluating the effect, if any, that adopting ASU 2009-13 will have on its consolidated financial position and results of operations.
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
(3) Employee Stock Ownership Plan (ESOP) and ESOP Trust
In December 2001, the Company adopted the Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan (the Plan) and the ESOP Trust. The Plan, a tax qualified retirement plan, includes ESOP and non-ESOP components. In April 2010, the Internal Revenue Service (IRS) issued a determination letter that the ESOP Trust and the Plan, as amended and restated as of October 1, 2006, and including amendments to the Plan executed in June 2009 and May 2010, qualify under Sections 401(a) and 501(a) of the Internal Revenue Code of 1986 as amended (the IRC). In August 2008, Alion amended the Trust Agreement between the Company and the ESOP Trust. Alion believes that the Plan and the ESOP Trust have been designed and are being operated in compliance with the applicable IRC requirements.
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
(5) Redeemable Common Stock Owned by ESOP Trust
The ESOP Trust owns all of Alion’s issued and outstanding common stock, for the benefit of current and former employee participants in the Alion KSOP. Participants and beneficiaries are entitled to a distribution of the fair value of their vested ESOP account balance upon death, disability, retirement or termination of employment. The Plan permits distributions to be paid over a five year period commencing the year after a participant’s retirement at age 65, death or disability. Alion can delay distributions to other terminating participants for five years before commencing payment over a subsequent five year period.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Because Alion is now a C-corporation, terminating ESOP participants have the right to hold or immediately sell their distributed shares to the Company. If a participant elects to hold distributed shares, the IRC and ERISA require that Alion provide a put option to permit a recipient to sell the stock to the Company at the estimated fair value price per share based on the most recent price at which the Company was able to sell shares to the ESOP Trust ($28.00 at March 31, 2010 and $34.50 at September 30, 2009). The put right requires the Company to purchase distributed shares during two put option periods at the then current fair market value. Consistent with its duty of independence from Alion Management and its fiduciary responsibilities, the ESOP Trustee retains an independent third party valuation firm to assist it in determining the fair market value (share price) at which the Trustee may acquire or dispose of investments in Alion common stock. The Audit and Finance Committee of Alion’s Board of Directors reviews the reasonableness of the liability for outstanding redeemable common stock that Management has determined is appropriate for the Company to recognize in its financial statements. The Audit and Finance Committee considers various factors in its review, including in part, the valuation report and the share price selected by the ESOP Trustee. Management considers the share price selected by the ESOP Trustee along with other factors, to assist in estimating Alion’s aggregate liability for outstanding redeemable common stock owned by the ESOP Trust. Certain participants who beneficially acquired shares of Alion common stock on December 20, 2002, have the right to sell such shares distributed from their accounts at the greater of the then current estimated fair value per share or the original $10.00 purchase price.
Although the Company and the ESOP retain the right to delay distributions consistent with the terms of the Plan, and to control the circumstances of future distributions, eventual redemption of shares of Alion common stock is deemed to be outside the Company’s control.
The Company makes 401(k) matching contributions in shares of Alion common stock and discretionary profit-sharing contributions in a combination of Alion common stock and cash. The Company matches the first 3% and one-half of the next 2% of eligible employee salary deferrals by contributing shares of Alion common stock to the ESOP Trust on March 31 and September 30 each year. The Company also makes a profit sharing contribution of Alion common stock to the ESOP Trust on the same dates equal to 1% of eligible employee compensation. Each pay period the Company makes a cash contribution to the non-ESOP component of the KSOP equal to 1.5% of eligible employee compensation. Alion recognized $3.3 million and $3.7 million in compensation expense for the KSOP for the quarters ended June 30, 2010 and 2009, and $10.4 million for the nine months ended June 30, 2010 and 2009.
(6) Accounts Receivable
Accounts receivable at June 30, 2010 and September 30, 2009 consisted of the following:

	June 30,	September 30,
	2010	2009
	(In thousands)
Billed receivables	$91,242	$108,566
Unbilled receivables:
Amounts currently billable	34,429	22,954
Revenues recorded in excess of milestone billings on fixed price contracts	4,572	3,757
Revenues recorded in excess of estimated contract value or funding	31,867	36,327
Retainages and other amounts billable upon contract completion	13,027	12,972
Allowance for doubtful accounts	(3,809)	(4,419)

Total Accounts Receivable	$171,328	$180,157

Revenue recorded in excess of milestone billings on fixed price contracts is not yet contractually billable. Amounts currently billable consist principally of amounts to be billed within the next year. Any remaining unbilled balance including retainage is billable upon contract completion or completion of Defense Contract Audit Agency (DCAA) audits. Revenue recorded in excess of contract value or funding is billable upon receipt of contractual amendments or other modifications. Contract revenue recognized in excess of billings totaled approximately $83.9 million as of June 30, 2010 and included approximately $31.9 million for customer-requested work for which the Company had not received contracts or contract modifications. In keeping with industry practice, Alion classifies all contract-related accounts receivable as current assets based on contractual operating cycles which frequently exceed one year. Unbilled receivables are expected to be billed and collected within one year except for $13.0 million at June 30, 2010.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(7) Property, Plant and Equipment

	June 30,	September 30,
	2010	2009
	(In thousands)
Leasehold improvements	$11,034	$10,214
Equipment and software	33,414	32,807

Total cost	44,448	43,021
Less: accumulated depreciation and amortization	(32,385)	(28,547)

Net Property, Plant and Equipment	$12,063	$14,474

Depreciation and leasehold amortization expense for fixed assets was approximately $1.3 million and $2.0 million for the quarters ended June 30, 2010 and 2009 and $4.1 million and $5.0 million for the nine months ended June 30, 2010 and 2009.
(8) Goodwill and Intangible Assets
As of June 30, 2010, Alion had approximately $398.9 million in goodwill. There were no changes in the goodwill carrying amount during the current quarter.
Intangible assets consist primarily of contracts acquired through the Anteon and JJMA transactions. The table below shows intangible assets as of June 30, 2010 and September 30, 2009.

	June 30, 2010			September 30, 2009
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Purchased contracts	$111,635	$(91,700)	$19,935	$111,635	$(83,563)	$28,072
Internal use software and engineering designs	2,155	(1,815)	340	2,155	(1,568)	587
Non-compete agreements	725	(723)	2	725	(704)	21

Total	$114,515	$(94,238)	$20,277	$114,515	$(85,835)	$28,680

The weighted-average remaining amortization period of intangible assets was approximately five years at June 30, 2010 and September 30, 2009. Amortization expense was approximately $2.8 million and $3.1 million for the quarters ended June 30, 2010 and 2009 and $8.4 million and $9.7 million for the nine months ended June 30, 2010 and 2009. Estimated aggregate amortization expense for the next five years and thereafter is as follows.

(In thousands)
For the remaining three months:
2010	$2,582
For the year ending September 30:
2011	6,843
2012	5,766
2013	3,246
2014	879
2015	737
Thereafter	224

$20,277

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(9) Long-Term Debt
Alion’s current debt structure includes a $25 million revolving credit facility, the Secured Notes and the Unsecured Notes. On March 22, 2010, the Company retired its Term B Senior Credit Agreement, its Subordinated Note and the Subordinated Note Warrants. The Company is in compliance with each of the affirmative and negative financial and non-financial covenants in its existing debt agreements.
Credit Agreement
On March 22, 2010, the Company entered into a new Credit Agreement (Credit Agreement), which consists of a $25.0 million senior revolving credit facility (Revolver) none of which was actually drawn as of June 30, 2010.
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
Security. The Credit Agreement is secured by a first priority security interest in all current and future tangible and intangible property of Alion and its guarantor subsidiaries, HFA, IPS, CATI, METI, JJMA, BMH, WCI, WCGS, MA&D and Alion Canada (US) Corporation. On March 22, 2010 Alion and the subsidiary guarantors entered into an Intercreditor Agreement with Wilmington Trust Company and Credit Suisse AG, Cayman Islands Branch (Intercreditor Agreement). Under the Intercreditor Agreement, Credit Agreement lenders have a super priority right of payment with respect to the underlying collateral, which is superior to the Secured Note lenders’ rights.
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
Interest and Fees. Alion can choose whether the Revolver bears interest at one of two floating rates using either a Eurodollar rate or an alternative base rate. The minimum interest rate on the Revolver is 9.50%. The Eurodollar interest rate is 600 basis points plus a 3.5% minimum interest rate. The alternate base rate is 500 basis points plus a 4.5% minimum interest rate.
Other Fees and Expenses. Each quarter Alion is required to pay a commitment fee of 175 basis points per year on the prior quarter’s daily unused Revolver balance. The Company paid approximately $112 thousand in commitment fees for the Revolver for the quarter ended June 30, 2010 and $210 thousand this year.
Alion must pay letter-of-credit issuance and administrative fees, and up to a 25 basis point fronting fee. Each quarter Alion must also pay interest in arrears for all outstanding letters of credit. The interest rate is based on the Eurodollar loan rate which was 6.0% as of June 30, 2010. The Credit Agreement also requires the Company to pay an annual agent’s fee.
Covenants. The Credit Agreement requires the Company to achieve the following minimum trailing twelve month Consolidated EBITDA levels for the periods indicated below:

Period	Minimum Consolidated EBITDA
June 30, 2010 through March 31, 2011	$52.5 million
April 1, 2011 through September 30, 2011	$55.0 million
October 1, 2011 through September 30, 2012	$60.0 million
October 1, 2012 through September 30, 2013	$62.5 million
Thereafter	$65.0 million

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Secured Notes
On March 22, 2010, Alion issued and sold $310 million of its private units (Units) to Credit Suisse, which informed the Company it had resold most of the units to qualified institutional buyers. Each of the 310,000 Units sold consisted of $1,000 in face value of Alion private 12% senior secured notes (Secured Notes) and a warrant to purchase 1.9439 shares of Alion common stock.
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
Interest and Fees. The Secured Notes bear interest at 12% per year; 10% is payable in cash and 2% increases the Secured Note principal (PIK Interest). Interest is payable semi-annually in arrears on May 1 and November 1. Alion pays interest to holders of record as of the immediately preceding April 15 and October 15. The Company must pay interest on overdue principal or interest at 13% per annum to the extent lawful. The Secured Notes mature November 1, 2014.
Unsecured Notes
On February 8, 2007, Alion issued and sold $250.0 million of private 10.25% unsecured notes due February 1, 2015 (Unsecured Notes) to Credit Suisse, which informed the Company it had resold most of the notes to qualified institutional buyers. On June 20, 2007, Alion exchanged the private Unsecured Notes for publicly tradable Unsecured Notes with the same terms.
Guarantees. Alion’s obligations under the Unsecured Notes are guaranteed by the Company’s subsidiaries, HFA, IPS, CATI, METI, JJMA, BMH, WCI, WCGS, MA&D and Alion Canada (US) Corporation.
Interest and Fees. The Unsecured Notes bear interest at 10.25% per year, payable semi-annually in arrears on February 1 and August 1. Alion pays interest to holders of record as of the immediately preceding January 15 and July 15. The Company must pay interest on overdue principal or interest at 11.25% per annum to the extent lawful.
Retired Term B Senior Credit Agreement
In August 2004, Alion entered into the Term B Senior Credit Agreement with a syndicate of financial institutions. The Company borrowed and re-paid various sums over the life of the loan. As of March 22, 2010, the Term B Senior Credit Agreement consisted of a $236.0 million senior term loan, a $25.0 million senior revolving credit facility with no balance actually drawn, and approximately $4.0 million in accrued interest payable. On March 22, 2010, the Company used proceeds from issuing the Units to redeem and retire all amounts outstanding under the Term B Senior Credit Agreement including all accrued and unpaid interest. Alion recognized a $6.9 million loss on extinguishing the Term B loans.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As a cost of the consents and waivers the Company obtained from its lenders in September and December 2009, the annual interest rate on the outstanding Term B loan balances increased by 100 basis points on February 1, 2010 and the Company paid the Term B lenders a 100 basis point penalty on March 1, 2010. Management had originally expected to close a re-financing transaction prior to the penalty payment due date and therefore the Company only recorded penalty-related interest when paid.
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
On December 21, 2009, IIT agreed to sell Alion the Subordinated Note and warrants for $25 million and to defer Alion’s January 2010 interest payment to April 2010. On March 22, 2010, the Company used $25 million of the proceeds from issuing the Units to redeem the Subordinated Note and related warrants held by IIT. Alion recognized a $57.6 million gain on retiring the Subordinated Note and warrants. The Subordinated Note had an aggregate carrying value of $50.0 million ($60.1 million of principal, PIK and accrued interest net of $10.1 million in unamortized debt issue and loan modification costs). The warrants had an estimated fair value of $32.6 million. The Company was not required to make the deferred January interest payment and de-recognized the related interest expense.
Interest Payable
Interest Payable consisted of the following balances:

	June 30,	September 30,
	2010	2009
	(In thousands)
Unsecured Notes	$10,677	$4,271
Secured Notes	5,183	—
Senior Term Loan	—	3,975
Subordinated Note Payable	—	793

Total	$15,860	$9,039

As of June 30, 2010, Alion must make the following principal repayments (at face amount before debt discount) for its outstanding debt.

Fiscal Year:	2010	2011	2012	2013	2014	2015	Total

Secured Notes and PIK Interest(1)	$—	$—	$—	$—	$—	$339,788	$339,788
Unsecured Notes(2)	—	—	—	—	—	250,000	250,000

Total Principal Payments	$—	$—	$—	$—	$—	$589,788	$589,788

1.	The Secured Notes due in 2015 include $310 million of debt issued in March 2010 and an estimated $29.8 million in PIK interest added to principal over the life of the notes. As of June 30, 2010, the $272.1 million carrying value on the face of the balance sheet included $310 million in principal, $1.7 million in accrued PIK interest and is net of $39.6 million in aggregate unamortized debt issue costs. Initial debt issue costs consist of $7.7 million in original issue discount, $13.5 million in third-party costs and $20.8 million for the initial fair value of the new Secured Note warrants.

2.	The Unsecured Notes on the face of the balance sheet include $250 million in principal and $4.1 million in unamortized debt issue costs as of June 30, 2010 (initially $7.1 million).

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
At March 22, 2010, Alion measured the fair value of the Secured Note warrants at issuance based on the $34.50 underlying estimated fair value of a share of Alion common stock as of September 30, 2009, the then most-recent valuation selected by the ESOP Trustee and presented to the Board of Directors; a 3.39% risk-free U.S. Treasury interest rate for a comparable seven-year investment period and a 36% equity volatility factor based on the historical volatility of the common stock of publicly-traded companies considered to be comparable to Alion. The Secured Note warrants are classified as permanent equity and are carried at the historical date-of-issue fair value. As permanent equity, the value of the Secured Note warrants is not re-measured at future reporting dates.
The Company froze the estimated fair value of its to-be retired Subordinated Note Warrants at their reported value as of December 2009 when IIT agreed to sell the Subordinated Note and Warrants to Alion. On March 22, 2010, the Company de-recognized its December 2009 Subordinated Note Warrant liability when it re-purchased the Subordinated Note and related Warrants from IIT.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2010, the Company had no outstanding assets or liabilities required to be reported at fair value. Valuation techniques utilized in the fair value measurement of assets and liabilities presented on the Company’s balance sheet for each period presented were unchanged from previous practice during the reporting period.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents information about the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis as of September 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. As of June 30, 2010, the Company had no assets or liabilities it was required to measure at fair value on a recurring basis.

	Level 1	Level 2	Level 3
Liabilities: as of September 30, 2009
Redeemable common stock warrants	—	—	(32,557)

Liabilities: as of September 30, 2009	$—	$—	$(32,557)

The table below provides a summary of the changes in fair value of all financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for June 30, 2010 and 2009.

	As of June 30,
	2010	2009
	Redeemable Common Stock
	Warrants
Balance, beginning of period	$(32,557)	$(39,996)
Total realized and unrealized gains and (losses)	14,724	—
Included in interest expense	(160)	6,738
Issuances and settlements	17,993	—

Balance, end of period	$—	$(33,258)

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

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(12) Redeemable Common Stock Warrants
Alion used an option pricing model to estimate the fair value of its now-retired redeemable common stock warrants. Management considered the share price selected by the ESOP Trustee along with other factors, to assist in estimating the Company’s aggregate liability for outstanding redeemable common stock warrants. The Audit and Finance Committee of Alion’s Board of Directors reviewed the reasonableness of the warrant liability Management determined was appropriate for the Company to recognize. The Audit and Finance Committee considered various factors in its review, including risk free interest rates, volatility of the common stock of comparable publicly traded companies, and in part, the valuation report prepared for and the share price selected by the ESOP Trustee.
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
The Company agreed to register the Secured Notes, but is not required to register the warrants. The Units separated into Secured Notes and warrants on June 22, 2010. Each warrant will become exercisable on March 22, 2011 and expires on March 15, 2017.
The Secured Note warrants had an initial fair value of approximately $20.8 million based on Alion’s former share price of $34.50. Alion recognized the value of the warrants as part of the debt issue costs for the Secured Notes and recorded the corresponding credit to equity. The Company accounts for the Secured Note warrants as equity and must reassess this classification each reporting period. The Company identified no required changes in accounting treatment as of June 30, 2010.
(14) Leases
Future minimum lease payments under non-cancelable operating leases for buildings, equipment and automobiles at June 30, 2010 are set out below. Under these operating leases, Alion subleased some excess capacity to subtenants under non-cancelable operating leases. In connection with certain acquisitions, Alion assumed operating leases at above-market rates; recorded loss accruals of approximately $4.9 million based on the estimated fair value of the lease liabilities assumed; and is amortizing these amounts over the lease terms. The remaining unamortized loss related to these acquisitions was $232 thousand at June 30, 2010. Alion also acquired a related sublease pursuant to which it received above-market rates. Based on the estimated fair value of the sublease, Alion recognized an asset of $586 thousand and fully amortized it over the lease term.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Lease Payments for Fiscal Years Ending	(In thousands)
2010 (for the remainder of fiscal year)	$7,062
2011	26,718
2012	22,804
2013	21,321
2014	14,835
2015	14,688
And thereafter	23,872

Gross lease payments	$131,300
Less: non-cancelable subtenant receipts	(2,891)

Net lease payments	$128,409

Composition of Total Rent Expense

	June 30,
	2010	2009
	(In thousands)
Minimum rentals	$16,789	$19,494
Less: Sublease rental income	(1,378)	(2,189)

Total rent expense, net	$15,411	$17,305

(15) Long Term Incentive Compensation Plan
In December 2008, Alion adopted a long-term incentive compensation plan to provide cash compensation to certain executives. Grants under the plan to individuals contain specific financial and other performance goals and vest over varying time periods. Some grants are for a fixed amount; others contain provisions that provide for a range of compensation from a minimum of 50% to a maximum of 150% of an initial grant amount. The Company periodically evaluates the probability of individuals meeting the financial and other performance goals in grant agreements. Management estimates long term incentive compensation expense based on the stated amounts of outstanding grants, estimated probability of achieving stated performance goals and estimated probable future grant value. The Company recognized $2.3 million in long term incentive compensation expense for the quarter ended June 30, 2010 and $3.5 million year to date. In 2009, Alion recognized long term incentive compensation expense of $924 thousand in the third quarter and $2.8 million year to date.
(16) Stock Appreciation Rights
As of June 30, 2010, Alion had granted 1,445,510 SARs to employees under the 2004 SAR plan. Compensation expense was $26 thousand and $374 thousand for the quarters ended June 30, 2010 and 2009. For the nine months ended June 30, 2010 and 2009, the Company recognized a credit to compensation expense of approximately $853 thousand and $772 thousand.
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

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The table below sets out the disclosures required by ASC 718 — Stock Compensation and the assumptions used to value a share of Alion common stock and the Company’s SAR grants as of June 30, 2010 and September 30, 2010. Alion uses a Black-Scholes-Merton option pricing model to recognize compensation expense. Alion uses the fair market value of a share of its common stock to recognize expense for all grants. There is no established public trading market for Alion’s common stock. The ESOP Trust is the only holder of our common stock. Alion does not expect to pay any dividends on its common stock and intends to retain future earnings, if any, for use in the operation of its business.
Stock-based Compensation Disclosure per ASC 718
Stock Appreciation Rights
As of June 30, 2010

	Shares
	Granted to	Exercise	Outstanding
Date of Grant	Employees	Price	at 9/30/09
February 2005	165,000	$19.94	71,150
March 2005	2,000	$19.94	2,000
April 2005	33,000	$29.81	18,000
June 2005	2,000	$29.81	2,000
December 2005	276,675	$35.89	175,284
February 2006	13,000	$35.89	7,750
February 2006	7,500	$35.89	2,500
May 2006	7,000	$37.06	6,000
July 2006	15,000	$37.06	10,000
October 2006	2,500	$41.02	2,500
December 2006	238,350	$41.02	171,500
February 2007	33,450	$41.02	21,700
May 2007	2,000	$43.37	2,000
September 2007	2,000	$43.37	2,000
December 2007	232,385	$40.05	187,740
April 2008	2,000	$41.00	2,000
September 2008	2,000	$41.00	2,000
December 2008	203,250	$38.35	189,875
April 2009	1,000	$34.30	1,000
May 2010	205,400	28.00	—

Total	1,445,510		876,999

Weighted Average Exercise Price	$34.82		$37.07

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Stock-based Compensation Disclosures per ASC 718
Stock Appreciation Rights
As of June 30, 2010

	Outstanding				Vested at	Exercisable
Date of Grant	at 06/30/10	Forfeited	Exercised	Expired	06/30/10	at 06/30/10
February 2005	—	—	71,150	—	—	—
March 2005	—	—	2,000	—	—	—
April 2005	—	—	4,000	14,000	—	—
June 2005	—	—	—	2,000	—	—
December 2005	163,584	412	11,288	—	163,584	—
February 2006	7,750	—	—	—	7,750	—
February 2006	1,250	—	1,250	—	1,250	—
May 2006	6,000	—	—	—	6,000	—
July 2006	8,000	500	1,500	—	8,000	—
October 2006	2,500	—	—	—	1,875	—
December 2006	159,280	3,492	8,728	—	119,460	—
February 2007	20,300	475	925	—	15,225	—
May 2007	2,000	—	—	—	1,500	—
September 2007	2,000	—	—	—	1,000	—
December 2007	173,240	7,713	6,787	—	86,620	—
April 2008	2,000	—	—	—	1,000	—
September 2008	2,000	—	—	—	500	—
December 2008	174,000	12,631	3,244	—	43,500	—
April 2009	1,000	—	—	—	250	—
May 2010	204,400	1,000	—		—

Total	929,304	26,223	110,872	16,000	457,514	—

Weighted Average Exercise Price	$36.47	$38.80	$25.94	$29.81	$38.54	—

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Stock-based Compensation Disclosures per ASC 718
Stock Appreciation Rights
As of June 30, 2010

					Expected	Remaining
Date of Grant	Risk Free Interest Rate			Volatility	Life	Life (months)
February 2005	3.10%	—	3.60%	45%	4 yrs	—
March 2005	3.10%	—	3.60%	45%	4 yrs	—
April 2005	4.10%	—	4.20%	45%	4 yrs	—
June 2005	4.10%	—	4.20%	45%	4 yrs	—
December 2005	4.20%	—	4.20%	40%	4 yrs	—
February 2006	4.20%	—	4.20%	40%	4 yrs	—
February 2006	4.20%	—	4.20%	40%	4 yrs	—
May 2006	4.82%	—	4.83%	35%	4 yrs	—
July 2006	4.82%	—	4.83%	35%	4 yrs	—
October 2006	4.82%	—	4.83%	35%	4 yrs	3.8
December 2006	4.54%	—	4.58%	35%	4 yrs	5.8
February 2007	4.54%	—	4.58%	35%	4 yrs	7.8
May 2007	4.54%	—	4.58%	35%	4 yrs	10.7
September 2007	4.54%	—	4.54%	35%	4 yrs	14.1
December 2007	4.23%	—	4.23%	35%	4 yrs	17.8
April 2008	4.23%	—	4.23%	35%	4 yrs	21.9
September 2008	4.23%	—	4.23%	35%	4 yrs	26.5
December 2008	4.23%	—	4.23%	35%	4 yrs	29.8
April 2009	4.23%	—	4.23%	35%	4 yrs	33.4
May 2010	4.23%		4.23%	35%	4 yrs	46.4

Weighted Average Remaining Life (months)						20.5
(17) Phantom Stock Plans
As of June 30, 2010, Alion had granted 20,779 shares of phantom stock under its Director Phantom Stock Plan. In December 2009, all shares granted but not yet payable under the Initial and Second Phantom Stock Plans were forfeited. The Company recognized approximately $7 thousand and $37 thousand in phantom stock plan compensation expense for the quarters ended June 30, 2010 and 2009. Compensation expense was $21 thousand for the nine months ended June 30, 2010. For the nine months ended June 30, 2009, the Company recognized a $4.6 million credit to compensation expense for phantom stock forfeitures.
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

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The table below sets out the disclosures required by ASC 718 — Stock Compensation and the assumptions used to value a share of Alion common stock and the Company’s phantom stock grants as of June 30, 2010 and September 30, 2009. Alion uses a Black Scholes Merton option pricing model to recognize compensation expense. Alion uses the fair market value of a share of its common stock to recognize expense for all grants; therefore no additional disclosures are required for these grants. There is no established public trading market for Alion’s common stock. The ESOP Trust is the only holder of our common stock. Alion does not expect to pay any dividends on its common stock and intends to retain future earnings, if any, for use in the operation of its business.
Stock-based Compensation Disclosure per ASC 718
Director Phantom Stock Plan
as of June 30, 2010

			Grant
		Total	Date
	Shares	Shares	Share	Outstanding
Date of Grant	Granted	Granted	Price	at 9/30/09

November 2006	5,978	5,978	41.02	4,839
November 2007	6,993	6,993	40.05	5,994

Total	12,971	12,971		10,833

Weighted Average Grant Date Fair Value Price Per Share	$40.50	$40.50		$40.48
Stock-based Compensation Disclosure per ASC 718
Director Phantom Stock Plan
as of June 30, 2010

	Outstanding				Vested at	Exercisable
Date of Grant	at 06/30/10	Forfeited	Exercised	Expired	6/30/10	at 06/30/10

November 2006	—	—	4,839	—	—	—
November 2007	4,995	—	999	—	2,664	2,664

Total	4,995	—	5,838	—	2,664	2,664

Weighted Average Grant Date Fair Value Price Per Share	$40.05	$—	$40.85	$—	$40.05	$40.05
Stock-based Compensation Disclosure per ASC 718
Director Phantom Stock Plan
as of June 30, 2010

	Risk Free Interest		Expected	Remaining
Date of Grant	Rate	Volatility	Life	Life (months)

November 2006	4.54% – 4.58%	35%	3 yrs	—
November 2007	4.23% – 4.23%	35%	3 yrs	4.4

Weighted Average Remaining Life				4.4
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

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Contract receivables from federal government agencies represented approximately $168.1 million, or 96.4%, and $179.7 million, or 97.4%, of accounts receivable as of June 30, 2010 and September 30, 2009. Contract revenue from federal government departments and agencies represented approximately 97.2% and 96.4%, of total contract revenue for the nine months ended June 30, 2010 and 2009.
(19) Income Taxes
Effective March 22, 2010, the Company automatically ceased to qualify as an S-corporation and became a C-corporation subject to income taxation at the federal and state level. The Company’s subsidiaries also terminated their qualified Subchapter S status and will be subject to separate taxation in states that do not follow IRC consolidated tax return guidelines. In connection with issuing its Secured Notes, Alion issued deep-in-the-money warrants considered to constitute a second class of stock in contravention of IRC requirements that an S-corporation have only a single class of stock.
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
As a result of its tax status change, Alion recorded a deferred tax liability of $33.8 million, a deferred tax asset of $35.4 million and an offsetting valuation allowance of $35.4 million. The net effect of this was to recognize a $33.8 million charge to current earnings for deferred tax expense. The Company’s history of losses gives rise to a presumption that it might not be able to realize the full benefit of any deferred tax assets it is required to recognize. Therefore, the Company established a valuation allowance equal to the deferred tax assets it was required to recognize on becoming a C-corporation. Alion does not expect it will actually have to pay income taxes for several years. Deferred tax liabilities will continue to increase for tax amortization of goodwill. As of June 30, 2010 deferred tax assets were $36.1 million and deferred tax liabilities were $35.6 million. For the quarter ended June 30, 2010, the Company recognized $739 thousand in deferred tax assets and a corresponding valuation allowance. The Company also recognized $1.8 million in deferred tax liabilities for goodwill amortization in the quarter ended June 30, 2010.
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

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Alion may become subject to federal or state income tax examination for tax years ending September 2006 through 2008. The Company’s former status as a pass-through entity owned by a tax-exempt trust makes an examination unlikely and the possibility of an adverse determination remote. Prior to its change in status, the Company was at all times a validly electing S corporation.
The provision for income taxes for the nine months ended June 30, 2010 is as follows:

June 30, 2010
Current:
Federal	$—
State	(2)
Foreign	(40)

Total current provision	(42)

Deferred:
Federal	29,312
State	6,303
Foreign	—
Total deferred provision/(benefit)	35,615

Total provision for income taxes	$35,573

Alion’s tax provision at June 30, 2010 includes the effects of state income taxes, debt extinguishment, converting from an S-corporation to a C-corporation and establishing a valuation allowance. The provision for taxes for the nine months ended June 30, 2010 differs from the amount computed by applying the statutory U.S. federal income tax rate to income before taxes as a result of the following:

	June 30, 2010	June 30, 2010

Expected federal income tax (benefit)	35.0%	$8,289
State taxes (net of federal benefit)	17.3%	4,105
Nondeductible expenses	0.6%	150
Provision to return true-ups	0.0%	(2)
Tax credits	-0.2%	(40)
Deferred tax assets	-152.4%	(36,098)
Valuation allowance	152.4%	36,098
Deferred tax liabilities	150.4%	35,615
Debt extinguishment and tax status change	-53.0%	(12,544)

Income tax expense (benefit)	150.2%	$35,573

At June 30, 2010 the components of deferred tax assets and deferred tax liabilities were as follows:

June 30, 2010
Deferred tax assets:
Accrued expenses and reserves	$10,576
Intangible amortization	13,191
Deferred rent	2,591
Deferred wages	3,894
Depreciation and leases	2,707
Carryforwards and tax credits	3,114
Other	25

Gross deferred tax assets	$36,098

Less Valuation	36,098

Net Deferred Tax Assets	$—

Deferred tax liabilities:
Goodwill	(35,615)

Net deferred tax asset/(liability)	$(35,615)

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Government Audits
The amount of federal government contract revenue and expense reflected in the consolidated financial statements attributable to cost reimbursement contracts is subject to audit and possible adjustment by DCAA. The federal government considers the Company a major contractor and DCAA maintains an office on site to perform its various audits throughout the year. All the Company’s federal government contract indirect costs have been audited and indirect rates settled through 2004. The Company has recorded federal government contract revenue in amounts it expects to realize on final settlement.
(22) Guarantor/Non-guarantor Condensed Consolidated Financial Information
Certain of Alion’s 100% owned domestic subsidiaries have jointly, severally, fully and unconditionally guaranteed both the Secured Notes and the Unsecured Notes. Alion’s Unsecured Notes are general obligations of the Company. In March 2010, the Unsecured Note Indenture was amended to include as Unsecured Note guarantors all subsidiaries serving as Secured Note guarantors. The financial information set out below includes the effects of adding additional entities as guarantors of the Unsecured Notes and therefore differs from information the Company previously presented as of September 30, 2009 and for the three and nine months ended June 30, 2009.
The following information presents condensed consolidating balance sheets as of June 30, 2010 and September 30, 2009, condensed consolidating statements of operations for the quarters and nine months ended June 30, 2010 and 2009; and condensed consolidating statements of cash flows for the nine months ended June 30, 2010 and 2009 of the parent company issuer, the guarantor subsidiaries and the non-guarantor subsidiaries. Investments include investments in subsidiaries held by the parent company issuer presented using the equity method of accounting.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Balance Sheet as of June 30, 2010

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	(In thousands)
Current assets:
Cash and cash equivalents	$24,034	$238	$9	$—	$24,281
Accounts receivable, net	166,359	4,949	20	—	171,328
Prepaid expenses and other current assets	5,957	108	—	—	6,065

Total current assets	196,350	5,295	29	—	201,674
Property, plant and equipment, net	11,968	95	—	—	12,063
Intangible assets, net	20,277	—	—	—	20,277
Goodwill	398,921	—	—	—	398,921
Investment in subsidiaries	21,291	—	—	(21,291)	—
Intercompany receivables	867	20,230	—	(21,097)	—
Other assets	10,635	13	3	—	10,651

Total assets	$660,309	$25,633	$32	$(42,388)	$643,586

Current liabilities:
Book cash overdraft	$—	$—	$—	$—	$—
Interest payable	15,860	—	—	—	15,860
Current portion, senior term loan payable	—	—	—	—	—
Current portion of subordinated note payable	—	—	—	—	—
Current portion, acquisition obligations		—	—	—
Trade accounts payable	45,799	773	14	—	46,586
Accrued liabilities	42,289	1,157	2	—	43,448
Accrued payroll and related liabilities	44,933	1,465	46	—	46,444
Billings in excess of revenue earned	4,629	—	—	—	4,629

Total current liabilities	153,510	3,395	62	—	156,967
Intercompany payables	20,231	—	866	(21,097)	—
Senior term loan payable, excluding current portion	—	—	—	—	—
Senior secured notes	272,089	—	—	—	272,089
Senior unsecured notes	245,905	—	—	—	245,905
Subordinated note payable	—	—	—	—	—
Accrued compensation, excluding current portion	5,079	—	—	—	5,079
Accrued postretirement benefit obligations	752		—	—	752
Non-current portion of lease obligations	7,822	51	—	—	7,873
Deferred income taxes	35,615	—	—	—	35,615
Commitments and contingencies	—	—	—	—	—
Redeemable common stock warrants	—	—	—	—	—
Redeemable common stock	151,375	—	—	—	151,375
Common stock warrants	20,785	—	—	—	20,785
Common stock of subsidiaries	—	2,800	—	(2,800)	—
Accumulated other comprehensive loss	(238)	—	—	—	(238)
Accumulated deficit	(252,616)	19,387	(896)	(18,491)	(252,616)

Total liabilities, redeemable common stock and accumulated deficit	$660,309	$25,633	$32	$(42,388)	$643,586

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Operations for the Three Months Ended June 30, 2010

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	(In thousands)
Contract revenue	$205,660	$7,603	$46	$—	$213,309
Direct contract expense	159,764	5,054	35	—	164,853

Gross profit	45,896	2,549	11	—	48,456

Operating expenses:
Indirect contract expense	9,286	869	12	—	10,167
Research and development	120	—	—	—	120
General and administrative	19,006	377	82	—	19,465
Rental and occupancy expense	7,339	149	11	—	7,499
Depreciation and amortization	4,050	14	—	—	4,064

Total operating expenses	39,801	1,409	105	—	41,315

Operating income	6,095	1,140	(94)	—	7,141
Other income (expense):
Interest income	15	1	—	—	16
Interest expense	(18,292)	—	—	—	(18,292)
Other	(255)	72	—	—	(183)
Equity in net income of subsidiaries	1,119	—	—	(1,119)	—

Total other expenses	(17,413)	73	—	(1,119)	(18,459)

(Loss) income before taxes	(11,318)	1,213	(94)	(1,119)	(11,318)
Income tax (expense) benefit	(1,798)	—	—	—	(1,798)

Net income (loss)	$(13,116)	$1,213	$(94)	$(1,119)	$(13,116)

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Operations for the Three Months Ended June 30, 2009

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	(In thousands)
Contract revenue	$195,465	5,167	3,528	—	$204,160
Direct contract expense	151,834	3,205	2,627	—	157,666

Gross profit	43,631	1,962	901	—	46,494

Indirect contract expense	8,463	755	225	—	9,443
Research and development	223	—	—	—	223
General and administrative	17,005	259	(11)	—	17,253
Rental and occupancy expense	8,000	80	89	—	8,169
Depreciation and amortization	5,143	6	7	—	5,156

Total operating expenses	38,834	1,100	310	—	40,244

Operating income	4,797	862	591	—	6,250
Other income (expense):
Interest income	12	—	3	—	15
Interest expense	(15,766)	—	—	—	(15,766)
Other	(96)	189	(3)	—	90
Gain on sale of non-operating assets	(19)	—	—	—	(19)
Equity in net income of subsidiaries	1,642			(1,642)	—

Total other expenses	(14,227)	189	—	(1,642)	(15,680)

(Loss) income before taxes	(9,430)	1,051	591	(1,642)	(9,430)
Income tax (expense) benefit	(7)	—	—	—	(7)

Net income (loss)	$(9,437)	1,051	591	(1,642)	$(9,437)

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Operations for the Nine Months Ended June 30, 2010

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	(In thousands)
Contract revenue	$598,126	$24,351	$116	$—	$622,593
Direct contract expense	463,578	16,240	80	—	479,898

Gross profit	134,548	8,111	36	—	142,695

Operating expenses:
Indirect contract expense	26,680	2,725	30	—	29,435
Research and development	690	—	—	—	690
General and administrative	52,955	746	237	—	53,938
Rental and occupancy expense	23,307	444	32	—	23,783
Depreciation and amortization	12,468	39	—	—	12,507

Total operating expenses	116,100	3,954	299	—	120,353

Operating income	18,448	4,157	(263)	—	22,342
Other income (expense):
Interest income	72	1	—	—	73
Interest expense	(49,275)	—	—	—	(49,275)
Other	(429)	222	—	—	(207)
Gain on extinguishment of debt	50,749	—	—		50,749
Equity in net income of subsidiaries	4,159	—	—	(4,159)	—

Total other expenses	5,276	223	—	(4,159)	1,340

(Loss) income before taxes	23,724	4,380	(263)	(4,159)	23,682
Income tax (expense) benefit	(35,615)	2	40	—	(35,573)

Net income (loss)	$(11,891)	$4,382	$(223)	$(4,159)	$(11,891)

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statements of Operations for the Nine Months Ended June 30, 2009

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	(In thousands)
Contract revenue	$561,582	$16,595	$10,208	$—	$588,385
Direct contract expense	433,204	11,239	7,680	—	452,123

Gross profit	128,378	5,356	2,528	—	136,262

Operating expenses:
Indirect contract expense	25,097	2,276	526	—	27,899
Research and development	370	—	—	—	370
General and administrative	40,229	613	10	—	40,852
Rental and occupancy expense	23,924	225	226	—	24,375
Depreciation and amortization	14,624	17	21	—	14,662

Total operating expenses	104,244	3,131	783	—	108,158

Operating income	24,134	2,225	1,745	—	28,104
Other income (expense):
Interest income	44	16	3	—	63
Interest expense	(40,098)	—	—	—	(40,098)
Other	(363)	339	(8)	—	(32)
Gain on sale of non-operating assets	(19)	—	—	—	(19)
Equity in net income (loss) of subsidiaries	4,320	—	—	(4,320)	—

Total other expenses	(36,116)	355	(5)	(4,320)	(40,086)

(Loss) income before taxes	(11,982)	2,580	1,740	(4,320)	(11,982)
Income tax (expense) benefit	44	—	—	—	44

Net income (loss)	$(11,938)	$2,580	$1,740	$(4,320)	$(11,938)

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Cash Flows for the Nine Months Ended June 30, 2010

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Consolidated
	(In thousands)
Net cash used in operating activities	$(974)	$461	$14	$(499)

Cash flows from investing activities:
Cash paid for acquisitions-related obligations	(50)	—	—	(50)
Capital expenditures	(1,633)	(6)	—	(1,639)
Proceeds from sale of assets	5	—	—	5

Net cash used in investing activities	(1,678)	(6)	—	(1,684)
Cash flows from financing activities:
Change in book overdraft	—	—	—	—
Cash (paid for) received from interest rate swap	—	—	—	—
Sale of Secured Notes	281,465	—	—	281,465
Sale of Common Stock Warrants	20,785	—	—	20,785
Payment of debt issue costs	(18,177)	—	—	(18,177)
Payment of Term B Loan	(236,596)	—	—	(236,596)
Repurchase of Subordinated Note and related warrants	(25,000)	—	—	(25,000)
Payment of Subordinated Note	—	—	—	—
Revolver borrowings	84,200	—	—	84,200
Revolver payments	(84,200)	—	—	(84,200)
Loan to ESOP Trust	(5,323)	—	—	(5,323)
ESOP loan repayment	5,323	—	—	5,323
Redeemable common stock purchased from ESOP Trust	(9,326)	—	—	(9,326)
Redeemable common stock sold to ESOP Trust	2,128	—	—	2,128

Net cash (used in) provided by financing activities	15,279	—	—	15,279
Net increase (decrease) in cash and cash equivalents	12,627	455	14	13,096
Cash and cash equivalents at beginning of period	11,404	(215)	(4)	11,185

Cash and cash equivalents at end of period	$24,031	$240	$10	$24,281

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Cash Flows for the Nine Months Ended June 30, 2009

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Consolidated
	(In thousands)
Net cash used in operating activities	$(597)	$26	$50	$(521)

Cash paid for acquisitions-related obligations	(166)	—	—	(166)
Capital expenditures	(1,789)	—	—	(1,789)

Net cash used in investing activities	(1,955)	—	—	(1,955)
Cash flows from financing activities:
Cash (paid for) received from interest rate swap	(4,647)	—	—	(4,647)
Payment of senior term loan principal	(1,825)	—	—	(1,825)
Payment of subordinated note principal	(3,000)	—	—	(3,000)
Revolver borrowings	349,925	—	—	349,925
Revolver payments	(349,925)	—	—	(349,925)
Loan to ESOP Trust	(5,936)	—	—	(5,936)
ESOP loan repayment	5,936	—	—	5,936
Redeemable common stock purchased from ESOP Trust	(7,264)	—	—	(7,264)
Redeemable common stock sold to ESOP Trust	5,115	—	—	5,115

Net cash (used in) provided by financing activities	(11,621)	—	—	(11,621)
Net increase (decrease) in cash and cash equivalents	(14,173)	26	50	(14,097)
Cash and cash equivalents at beginning of period	16,392	(62)	(43)	16,287

Cash and cash equivalents at end of period	$2,219	$(36)	$7	$2,190

(23) Subsequent Events
On July 9, 2010, WCGS sold several contracts, primarily with the Office of Naval Research, to MCR Federal LLC. MCR Federal agreed to assume certain liabilities and to pay a total of $5.0 million. WCGS received $4.5 million at closing. The balance is due on contract novation. The Senior Secured Note Indenture requires Alion to either make a tender offer to note holders and use the proceeds to redeem up to $5 million in Senior Secured Note principal at par or re-invest the proceeds in the Company’s business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of Alion’s financial condition and results of operations should be read together with the condensed consolidated financial statements (unaudited) and the notes to those statements. This updates the information contained in our Annual Report on Form 10-K for the year ended September 30, 2009, and presumes that readers have access to, and will have read, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in that report.
Overview
Alion provides scientific, engineering and information technology expertise to research and develop technological solutions for problems relating to national defense, homeland security and energy and environmental analysis, principally to U.S. government departments and agencies and, to a lesser extent, to commercial and international customers.
The following table summarizes revenue attributable to each contract type for the periods indicated.

	For the Nine Months Ended June 30,
Revenue by Contract Type	2010		2009
	(In thousands)
Cost-reimbursement	$465,829	74.8%	$419,451	71.3%
Fixed-price	71,586	11.5%	60,553	10.3%
Time-and-material	85,178	13.7%	108,381	18.4%

Total	$622,593	100.0%	$588,385	100.0%

Management expects Alion’s revenue will continue to come from government contracts, mostly from contracts with the U.S. Department of Defense (DoD) and other federal agencies with some revenue from a variety of commercial, state, local and international customers.

	For the Nine Months Ended June 30,
Revenue by Customer Type	2010		2009
	(In thousands)
U.S. Department of Defense (DoD)	$573,402	92.1%	$538,770	91.6%
Other Federal Civilian Agencies	31,869	5.1%	28,490	4.8%
Commercial / State / Local and International	17,322	2.8%	21,125	3.6%

Total	$622,593	100.0%	$588,385	100.0%

In its first National Security Strategy (NSS) the Obama Administration calls economic revival its top priority and an attack from weapons of mass destruction (WMD) the nation’s top threat. While focusing important attention on the imperative to rebuild America’s economy and to reduce the federal deficit, the NSS lays out broad policy objectives. “We are a nation at war, and the Department of Defense does not expect the defense budget to decline” according to Ashton B. Carter, Under Secretary of Defense for Acquisition, Technology and Logistics. Understanding that a certain amount of growth is needed, President Barack Obama’s defense budget proposal calls for 1 percent real growth each year at a time when the funding curve for all other federal agencies has flattened.
To achieve these budget and program priorities, the Defense Department is taking steps to achieve efficiencies needed to save $100 billion over five years beginning in fiscal 2012. Defense spending is approximately $700 billion per year with approximately $300 billion of those funds spent for internal military and civilian salaries and benefits, operations and sustaining the facilities and infrastructure. The remainder -about $400 billion is spent equally between products (e.g., weapons, electronics, fuel, and facilities) and services (e.g., IT services, knowledge-based services, facilities upkeep, and transportation).
Phasing out time-and-material and sole source ID/IQ contracts, utilizing fixed-price performance-based contracts and fixed-price level of effort or cost-plus-fixed-fee contracts are among the many cornerstones of Under Secretary Carter’s “Do more without more” initiative that seeks savings by providing incentives for greater efficiency in industry service contracting. Reduced internal defense overhead, eliminating unproductive or unneeded programs and activities, and improved contracting efficiencies are expected to yield two-thirds of the savings according to Deputy Secretary of Defense Lynn.

Defense Secretary Gates has directed the military services to adopt an expanded set of counterinsurgency (COIN) models and simulation tools to be prepared for the operational, geographic, linguistic and cultural complexities that are confronting military forces. “We must align our training, personal processes and programs to provide deploying units....with language, cultural, tactical and interagency skills required to conduct COIN operations,” according to Gates.
The Defense Department has consistently sought less expensive, but more effective training, in all segments of the training market: Virtual; Live; Constructive/C4ISR; and Education. Spending on training continues with slow but stable growth. Complex missions and increased use of improvised explosive devices have increased the need for high-fidelity mission rehearsal simulations, allowing military personnel to see, hear and act as they would in a real mission with specialized recognition, detection, avoidance and execution mission scenarios for Iraq and Afghanistan. Similarly, redesign and improvement of training ranges and distance learning and modern computer based education continues to remain fairly stable.
The U.S. military has almost “no situational awareness” when a cyber attack is underway on the 7 million computers and 15,000 computer networks it operates, according to Lieutenant General Keith Alexander, the new Commander of the U.S. Cyber Command and Director of the U.S. National Security Agency. The lack of real-time situational awareness puts military forces (and operations) at substantial risk. Situational awareness refers to the ability to understand what’s going on around you. On a battlefield, it means knowing where allied and enemy forces are and what they are doing. In cyberspace, it means understanding who is on particular networks and what they are doing. The Cyber Command is providing technical assistance to the Department of Homeland Security, which is the lead federal agency for defending non-defense government web sites while law enforcement agencies such as the FBI help defend the private sector from cyber crime and intellectual property theft.
Even as the government focuses on changing the procurement environment and contracting activity, Alion’s cost-reimbursable revenue has continued to increase each year. We do not perform inherently governmental functions; we deliver highly sophisticated scientific and engineering research services. As a result, Management believes increased government in-sourcing for acquisition-skilled support services will not materially adversely affect our operations and demand will continue for our higher end technical expertise.
Because Alion is not involved in producing or designing many of the major platforms that are facing budgetary constraints, we do not expect future acquisition program cuts or delays to materially adversely affect us. Although the CG(X) ship acquisition program which we support was cancelled, we believe we have significant opportunities in other ship programs we already support with key waterfront and headquarters roles, such as DDG-51, Littoral Combat Ships and the Joint High Speed Vessel program.
We do not expect other acquisition program cuts or delays to adversely affect us significantly. Rather, we expect to benefit from a focus on extending the service life and capabilities of existing systems across all branches of the Defense Department because we provide these kinds of services. We think cost-containment will help us sell the government services and technical solutions that improve operating efficiency and effectiveness. However, we expect in-sourcing may ultimately reduce some of our future revenue from professional technical services contracts for program management and acquisition management, operations and training support and logistics support.

	For the Nine Months Ended
	June 30,
Core Business Area	2010		2009
	(In thousands)

Naval Architecture and Marine Engineering	$272,907	43.8%	$268,759	45.8%
Defense Operations	151,930	24.4%	154,322	26.2%
Modeling and Simulation	111,140	17.9%	67,827	11.5%
Technology Integration	32,356	5.2%	36,672	6.2%
Energy and Environmental Sciences	29,463	4.7%	27,786	4.7%
Information Technology and Wireless Communications	24,797	4.0%	33,019	5.6%

Total	$622,593	100.0%	$588,385	100.0%

Backlog. Contract backlog represents an estimate, as of a specific date, of the future revenue Alion expects from existing contracts. At June 30, 2010, backlog on existing contracts and executed delivery orders totaled $2.8 billion, of which $359 million was funded. We estimate we have an additional $3.8 billion of unfunded contract ceiling value for an aggregate total backlog of $6.6 billion.
Results of Operations
Quarter Ended June 30, 2010 Compared to Quarter Ended June 30, 2009

	Consolidated Operations of Alion
	Quarter Ended June 30,
	2010		2009
	(Dollars in thousands)
		% of		% of
Selected Financial Information		revenue		revenue
Total contract revenue	$213,309		$204,160
Total direct contract costs	164,853	77.3%	157,666	77.2%
Direct labor costs	69,471	32.6%	68,700	33.7%
Material and subcontract costs	90,738	42.5%	81,229	39.8%
Other direct costs	4,644	2.2%	7,737	3.8%

Gross profit	48,456	22.7%	46,494	22.8%

Total operating expense	41,315	19.4%	40,244	19.7%
Major components of operating expense:
Indirect expenses including facilities costs	17,666	8.3%	17,711	8.7%
General and administrative	19,465	9.1%	17,253	8.5%
Depreciation and amortization	4,064	1.9%	5,156	2.5%

Income from operations	$7,141	3.3%	$6,250	3.1%
Revenue. Third quarter revenue this year was $213.3 million up $9.1 million and 4.5% over the comparable period last year. Increased cost-reimbursement revenue (up $19.4 million and 12.8%) and fixed price contract revenue (up $1.0 million and 4.9%) were offset in part by an $11.0 million decline in time and material contract revenue (down 31.4%). DoD revenue grew by $9.3 million (5.0%) and overall government contract revenue grew $10.0 million (5.1%) compared to the similar quarter last year.
Modeling and Simulation revenue continued to grow dramatically — up $15.5 million (62.3%) over third quarter 2009 performance. Most of this work came through Alion’s M&S Information Analysis Center contract with the Defense Information Systems Agency. We had continuing growth from our expanded support to the U.S. Army Tank Automotive Research, Development and Engineering Center. Work for the Air Force, principally on Alion’s SAFTAS contract, grew by $17.2 million this quarter, up almost 32% over the similar period last year. Alion delivered increased program management effort for SAFTAS technology upgrades. Naval Architecture and Marine Engineering and Defense Operations remained strong despite a modest 1.6% decline Revenue from other core business areas was down almost $4.0 million (12.6%) compared to third quarter last year, as Alion has yet to see demand in these areas recover to prior levels.
Our prime contract revenue continues to increase with sales up $12.6 million (7.6%) compared to last year. Alion’s revenue from work as a subcontractor to other prime contractors declined $3.5 million to $35.4 million, down 8.9%. Each of these trends is consistent with Alion’s expanded capabilities that enable it to operate as a prime contractor on a greater number of key government programs. Margins on prime contracts and subcontracts both improved (up $1.4 million) to 7.1% overall.
Direct Contract Expense and Gross Profit. Third quarter 2010 direct contract expenses increased $7.2 million (4.6%) to $164.9 million compared to third quarter last year, consistent with year over year growth in revenue. Material and subcontract costs on Alion’s prime contracts increased $9.5 million (11.7%) to 42.5% of quarterly revenue. Direct labor increased by $0.8 million but declined modestly as a percentage of quarterly revenue. Other direct costs also declined in total dollars and as a percentage of revenue. Alion’s prime contract work continues to depend on business partners serving as subcontractors. This can lead to higher levels of subcontract activity compared to Alion staff effort. Management is continuing to focus on improving labor productivity to increase higher-margin, internally-derived revenue. Gross profit for the current quarter at $48.5 million increased by almost $2 million compared to third quarter 2009. Although gross margin growth has not kept pace with revenue growth, this quarter’s gross margin percentage is not materially different from third quarter results last year. This is consistent with increased third-party costs on which Alion typically earns a lower margin.

Operating Expenses. Third quarter operating expenses were up $1.1 million overall compared to the same period last year with indirect expenses essentially flat and depreciation and amortization expenses down approximately $1.1 million. Spending on information technology for collaborative technologies, project management and control, and expanded reporting and analytical capabilities increased costs by $727 thousand this quarter compared to 2009 third quarter performance. Incentive compensation expense was $1.4 million higher than it was in the third quarter last year.
Income from Operations. Operating income for the quarter ended June 30, 2010 increased 14% to $7.1 million and 3.3% of quarterly revenue. Additional gross margin dollars were offset by increased compensation expense and costs for information technology efforts.
Other Expense. Net interest income, interest expense and other expense in the aggregate for the quarter ended June 30, 2010 increased materially compared to the third quarter of 2009. Although cash management efforts reduced revolver borrowings and related interest expense by $177 thousand, cash pay interest expense increased. The Senior Secured Notes have a higher interest rate and a higher outstanding principal than our former Term B Senior Credit Facility. This cost the Company more than $2.0 million this quarter compared to last year. However, we also saved $903 thousand in Subordinated Note interest and other fees.
This quarter debt issue cost amortization increased $1.2 million compared to the third quarter last year. Secured Note debt issue costs exceed the expenses we recognized for recently extinguished debt instruments. PIK interest on the Secured Notes increased interest expense by a further $1.6 million. These costs were offset by $1.2 million in savings from extinguishing the Subordinated Note and warrants earlier this year.

	Three Months Ended June 30,
	2010	2009
	(In thousands)
Cash Pay Interest
Revolver	$112	$289
Senior Term Loan	—	5,711
Secured Notes	7,761	—
Unsecured Notes	6,406	6,406
Subordinated Note	—	784
Other cash pay interest and fees	(31)	88

Sub-total cash pay interest	14,248	13,278

Deferred and Non-cash Interest
Secured Notes PIK interest	1,554	—
Debt issue costs and other non-cash items	2,490	1,270
Subordinated Note interest	—	1,057
Subordinated Note warrants	—	161

Sub-total non-cash interest	4,044	2,488

Total interest expense	$18,292	$15,766

Income Tax Expense. In the third quarter this year, we recognized deferred tax assets and a related valuation allowance of approximately $739 thousand. We recorded a full valuation allowance for the deferred tax assets we recognized this quarter because our history of losses makes it unlikely that we will reasonably be able to realize the full benefit of our deferred tax assets. We had $1.8 million in deferred tax expense and liabilities related to tax-basis goodwill amortization. For more detail on our tax provision, please see the discussion of our year to date results that follows.
Net Income. Increased interest expense on our long-term debt more than offset our increased operating income and materially contributed to our $13.1 million current quarter loss.

Nine Months Ended June 30, 2010 Compared to Nine Months Ended June 30, 2009

	Consolidated Operations of Alion
	Nine Months Ended June 30,
	2010		2009
	(Dollars in thousands)
		% of		% of
Selected Financial Information		revenue		revenue
Total contract revenue	$622,593		$588,385
Total direct contract costs	479,898	77.1%	452,123	76.8%
Direct labor costs	205,575	33.0%	203,287	34.5%
Material and subcontract costs	261,305	42.0%	229,078	38.9%
Other direct costs	13,018	2.1%	19,757	3.4%

Gross profit	142,695	22.9%	136,262	23.2%

Total operating expense	120,353	19.3%	108,158	18.4%
Major components of operating expense:
Indirect expenses including facilities costs	53,218	8.5%	52,274	8.9%
General and administrative	53,938	8.7%	46,205	7.9%
Depreciation and amortization	12,507	2.0%	14,662	2.5%

Income from operations	$22,342	3.6%	$28,104	4.8%
Revenue. Our $622.6 million in revenue this year was $34.2 million greater than the $588.4 million for the similar period in 2009. Alion’s Air Force work this year increased $48.8 million (31.9%) over last year largely because of expanded SAFTAS program support for technology upgrades. Other DoD revenue is down $14.2 million (3.7%). Overall, our work for DoD is up $34.6 million (6.4%) over last year. Expanded work for federal departments and agencies outside DoD was up $3.4 million and 11%. This helped offset a continuing decline in commercial sales which were down by $3.8 million compared to last year.
Our 5.8% sales growth was attributable to $46.4 million more cost-reimbursement contract revenue (up 11.1%) and $11.0 million more in fixed price contract sales (up 18.2%). Increases were offset by a $23.2 million drop in time and material (T&M) contract activity (down 21.4%). Our increasing percentage of cost-reimbursable work and a lower level of T&M work continue to place pressure on our contract margins. However, higher margin fixed price work is showing recovery with an $11.0M increase (18.2% growth over prior year). Despite downward pressure from our contract mix, margins increased to $43.4 million (up $3.9 million) representing 7.0% of target cost, up from 6.7% from last year.
Modeling and Simulation revenue, on the Company’s Information Analysis Center contracts and other contracts, grew $43.3 million, a 63.9% increase compared to last year. Revenue continued to grow from providing the U.S. military new capabilities to repair equipment in the field and from offering innovative responses to changing threats to war fighters. Alion is performing research and development to reduce or eliminate the effects of improvised explosive devices used against U.S. and Coalition Forces in Iraq and Afghanistan. We also support the U.S. Navy’s Warfare Development Command. Naval architecture and marine engineering increased 1.5% ($4.1 million) and Defense Operations Support declined 1.5% ($2.4 million) Revenue from other core business areas declined $10.9 million (11.7%). Alion has yet to see its customers for its information technology and telecommunications services recover from the lingering effects of the global recession.
Alion’s prime contract revenue continues to trend upward as a percentage of overall revenue (up $48.1 million and 10.2%) over last year while our revenue from subcontracts with other prime contractors was down $13.9 million or 11.8%. Each of these trends is consistent with expanded capabilities that enable Alion to operate as a prime contractor on a greater number of key government programs. We continue to realize a significant portion of our revenue from contract vehicles on which we compete for task orders. Over 59% of year to date revenue came from ID/IQ contracts. While ID/IQ contract revenue increased modestly as a percentage of overall revenue, ID/IQ revenue grew by $25.2 million, up 7.3% from last year.

Direct Contract Expense and Gross Profit. Direct contract expenses increased by $27.8 million to 77.1% of year to date revenue compared to 76.8% of revenue for the comparable period last year. Increasing prime contract activity includes work that Alion shares with its teammates and led to higher material and subcontract cost both in total dollars ($32.2 million) and as a percentage of revenue (up 3.1% to 42.0% of revenue). Direct labor only increased by 1.1% ($2.3 million) while other direct costs declined $6.7 million to 2.1% of revenue. Year to date gross profit at $142.7 million grew $6.4 million (4.7%) compared to $136.3 million for the first nine months of 2009. Alion did not face significant fixed price contract overruns in 2010. In 2009 gross profit was adversely affected by $1.2 million in fixed price contract overruns. In 2010, gross margin as a percentage of revenue declined as the Company saw cost reimbursement revenue increase to almost 75% of revenue. Cost reimbursement contracts typically have lower profit percentages which offset a portion of performance risk.
Operating Expenses. Through June 30, 2010, operating expenses climbed $12.2 million overall compared to last year’s performance and eroded operating profit. The comparative hike in operating expenses comes, in part, from the absence of a $5.8 million credit to stock-based compensation expense recorded last year for phantom stock forfeitures and declines in Alion’s share price. In 2010, expense credits for changes in Alion’s share price were only $0.8 million. Facilities and indirect expenses were up 1.8% over last year ($0.9 million) consistent with salary increases and ordinary building operating expense pass-throughs and offset partially by planned space reductions. Depreciation and amortization declined by $2.2 million principally due to scheduled declines in amortization charges for acquired contracts. G&A expense exclusive of stock-based and long-term incentive compensation charges grew by $6.7 million. We spent almost $2.6 million to re-structure and/or re-finance our former debt. Expanded information technology services for collaborative technologies, project management and control, and expanded reporting and analytical capabilities increased costs $2.2 million compared to 2009 year to date results. Alion saw increased G&A expenses for additional staffing and efforts devoted to business development, cash management and strategic planning.
Income from Operations. Operating income for the nine months ended June 30, 2010 dropped by $5.8 million to $22.3 million compared with $28.1 million for the similar period last year because of our higher operating expenses described above.
Other Expense. Interest income, interest expense and other expense in the aggregate for the nine months ended June 30, 2010 increased by $9.2 million compared to the similar period last year. Higher average investment balances, $24 million in excess cash from the March 2010 re-financing, and a reduced demand on the revolver led to lower interest expense ($0.6 million) and marginally higher interest income ($10 thousand). Despite lower outstanding principal on the Senior Term Loan this year, cash pay interest expense was adversely affected by a 100 basis point interest rate increase for February and March. The biggest hike in cash interest expense was from fees and penalties associated with the September and December 2009 covenant waivers for which Alion ultimately paid more than $3.9 million. Management had expected to close a re-financing transaction prior to March 1, 2010. The new Secured Notes were not issued until March 22, 2010. As a result, Alion was required to pay a $2.6 million fee (100 basis points) to the Term B Lenders on March 1, 2010. Cash interest on the Secured Notes was offset by the absence of Subordinated Note cash interest expense this year. In 2010, non-cash interest expense was $5.3 million higher than it was in 2009. Last year, Alion recognized a $6.7 million benefit for the decline in value of the Subordinated Note warrants offset by $2.8 million in deferred non-cash interest charges. In 2010, the Company only recognized a $160 thousand benefit for a decline in the value of the now-extinguished Subordinated Note warrants and no year-to-date deferred non-cash Subordinated Note interest.

	Nine Months Ended June 30,
	2010	2009
	(In thousands)
Cash Pay Interest
Revolver	$210	$811
Senior Term Loan	11,047	17,166
Secured Notes	8,536	—
Unsecured Notes	19,219	19,219
Subordinated Note	—	1,655
Other cash pay interest and fees	4,002	302

Sub-total cash pay interest	43,014	39,153

Deferred and Non-cash Interest
Secured Notes PIK interest	1,709	—
Debt issue costs and other non-cash items	4,712	3,814
Subordinated Note interest	—	3,869
Subordinated Note warrants	(160)	(6,738)

Sub-total non-cash interest	6,261	945

Total interest expense	$49,275	$40,098

Debt Extinguishment. On March 22, 2010, Alion used proceeds from issuing $310 million of Units to retire the then-outstanding Term B Credit Facility loans, the Subordinated Note and related warrants, and to pay debt issue costs. We paid approximately $240 million to retire Term B debt at par plus accrued interest. We recognized a $6.7 million loss on extinguishing this debt by writing off the balance of unamortized Term B-related debt issue costs.
Alion paid $25 million to retire the Subordinated Note and related warrants at a steep discount to both carrying and estimated fair values. We recognized a $67.7 million gain on extinguishing these liabilities offset in part by writing off $10.3 million in unamortized debt issue and debt modification costs. Alion recognized a one-time $50.7 million net benefit from re-financing and debt extinguishment transactions.
Income Tax Expense. Until March 22, 2010, Alion had no material income tax expense as the Company and its subsidiaries were a consolidated pass-through entity whose income was attributable to our sole shareholder, the tax-exempt ESOP Trust. Some states did not recognize Alion’s S corporation status and required the Company and its subsidiaries to file separate state tax returns. Alion’s Canadian subsidiary has always been a taxable entity required to accrue a Canadian tax liability as necessary.
On March 22, 2010, Alion issued 310,000 Units each of which consists of $1,000 in Secured Note face value and a warrant to purchase 1.9439 shares of Alion common stock. The warrants entitle the holders to purchase a total of 602,614 shares of common stock at a penny per share. The fair value of each warrant on the date of issue was approximately $67.05. The warrants are considered to constitute a second class of stock under the IRC. S-corporations are only permitted to have a single class of stock. By issuing the Secured Note warrants, Alion’s S-corporation status automatically terminated and the Company ceased to be a pass-through entity exempt from income taxes. We were required to recognize current income tax expense for the effect of our change in reporting status.
Alion recognized approximately $35.4 million of deferred tax assets related to timing differences for expenses previously recorded that are estimated to generate deductions on future income tax returns. We also recognized a $33.8 million deferred tax liability related to tax-deductible goodwill arising from prior year acquisitions. Prior to establishing a valuation allowance, Alion had a $1.5 million net deferred tax asset arising from conversion to a C-corporation. However, our history of losses makes it unlikely that we will be able to realize the full benefit of our deferred tax assets. We were required to establish a full valuation allowance for deferred tax assets and recognize $33.8 million in deferred tax expense last quarter.
In the third quarter of this year, we recognized additional deferred tax assets and a related valuation allowance of approximately $739 thousand; we recorded $1.8 million in deferred tax liabilities related to goodwill amortization. This year, we recognized $35.6 million in total current tax expense for deferred tax liabilities and $36.1 million for deferred tax assets and valuation allowances.

Net Income. Even with a $50.7 million gain on debt extinguishment, interest expense and income tax charges kept Alion in an overall net loss position for the year. Even if one were to exclude our debt extinguishment gain, required tax provisions and debt covenant waiver fees and penalties we paid this year, Alion would still not have been profitable as higher interest expense on long-term debt more than offset increases in operating income.
Liquidity and Capital Resources
Alion requires liquidity to timely pay its vendors and debt obligations, to fund operations while awaiting payment from customers and to invest in capital projects, Accounts receivable require cash when balances increase as business grows or when customers delay contract funding actions. We are funding our current business with cash from operating activities and the cash we have from issuing the Secured Notes. We plan to fund future operations in a similar fashion. We also have access to a $25 million revolving credit facility. Management does not currently estimate Alion will need to use its revolving credit facility to any significant extent.
Cash Flows
Alion’s operations were almost break even year-to-date on a cash flow basis. Although debt extinguishment net of tax provisions contributed $15.1 million to net income, these were non-cash transactions. The cash flow effects of these transactions are reported in our financing activities. We used approximately $0.5 million to fund our operations for the nine months ended June 2010 and 2009 even though we experienced significant fluctuation in both cash activities and non-cash charges. Current year non-cash charges for depreciation, compensation and debt-related expenses were $21.3 million. Last year, charges were only $6.4 million for the similar period. We had an $8.0 million increase in non-cash compensation charges due to last year’s phantom stock forfeiture credits and increased incentive compensation expenses this year. Non-cash debt-related expenses increased $9.1 million, due to higher charges for amortizing the cost of our newly-issued Senior Secured Notes and because we did not benefit from any significant fair value adjustments for our now-extinguished Subordinated Note warrants.
Last year subcontractor and other expense accruals for subcontractor work for which Alion had yet to receive invoices generated $16.9 million more in cash than the $4.9 million they provided this year. While we used approximately $2.3 million to pay invoices, we collected significantly more of our receivables. Last year we funded $8.9 million of billed and unbilled receivables. This year we generated $8.8 million in cash flow — an almost $18 million year over year improvement. Alion’s re-financing transactions materially affected operating cash flow as the Company paid off a $3.9 million Term B interest obligation and $3.9 million in covenant waiver-related fees included in cash paid for interest. Last year interest accruals provided $8.9 million in cash; this year that declined $2.1 million to $6.8 million.
Alion collected $640.1 million in receivables through June 30, 2010, $17.5 million more than the $622.6 million in revenue recognized. Prior year collections were $589.7 million. Our improved collections this quarter led days’ sales outstanding (DSO) to decline from 82.8 days to 74.8 days as of June 30, 2010. (We determine DSO based on trailing twelve month revenue). Both billed and unbilled receivables declined this quarter. Unbilled receivables continue at significant levels despite progress in obtaining previously delayed contract funding. Increased balances from growth in revenue represent currently billable amounts for which we intend to issue invoices next quarter and collect payment within typical time frames. Management expects DSO to track at current levels.
Capital expenditures this year are down less than $300 thousand over the same period last year when we purchased several contract delivery orders from General Dynamics for $116 thousand. ESOP loans were $613 thousand less this year than last year. ESOP share redemptions increased over last year partly as a result of timing differences. We processed share redemption requests in June this year compared to September last year. Sales to the ESOP Trust remained at comparable levels year over year. The higher 2009 cash inflow was the result of receiving 2008 share sale proceeds at the beginning of 2009 rather than in 2008.
Cash management efforts held total year-to-date revolver borrowing activity to $84.2 million. We did not use our revolver at all from April through June 2010. Our year to date borrowing is down $265.7 million from our $349.9 million in year-to-date borrowings through June 2009. Nevertheless, Alion’s re-financing transactions were the most significant non-operating activities this year. On March 22, 2010, Alion issued 310,000 Units for gross proceeds of $302.3 million. We allocated $20.8 million in proceeds to the warrants issued along with the Secured Notes and paid $13.5 million in third-party debt issue costs and $1.3 million in debt issue costs for our current revolving credit agreement. Earlier this year we paid $825 thousand to renew our former revolving credit facility and $2.6 million in Term B Loan fees that we charged directly to interest expense.

We used $240 million from selling the 310,000 Units to retire the Term B Loan and pay off accrued interest. Last year we paid $3.0 million in Subordinated Note principal. This year, pursuant to our December 2009 agreement with IIT, we paid $25 million to re-purchase the entire Subordinated Note and related warrants at a significant discount to carrying value. We had approximately $24 million of additional cash on hand after issuing the Secured Notes and retiring the Term B Loan, the Subordinated Note and the related warrants.
We have a long-term revolving credit facility through August 2014 and additional available cash from re-financing activities. Management expects that for the next several years, Alion will be able to meet existing debt covenants which are less stringent and restrictive than previous Term B Loan covenants were. This will allow us to maintain access to our revolving credit facility, even though Management does not foresee needing to draw on it in any material amount or for any extended period. Management believes Alion will have sufficient cash on hand, cash flow from operations and cash available from its $25 million revolving credit facility to continue to meet obligations as they come due notwithstanding an overall increase in interest payments associated with the Secured Notes. We retain the ability to restrict or defer certain types of cash payments that in the past caused us to fail to comply with certain prior debt covenants. The Revolving Credit facility also limits our ability to offer and fund certain types of discretionary diversification options that create demands on Alion’s cash flows.
We cannot predict with any degree of accuracy the extent to which re-purchase and diversification demands will increase in future years. As more employees meet statutory and Plan-specific age and length of service requirements, potential diversification demands are likely to increase. These demands can increase further with any increase in the price of a share of Alion common stock. While a drop in our share price could reduce the value of each individual Plan participant’s beneficial interest, such a potential price decline could be offset by increased diversification demands and thus might not reduce the aggregate value of future demands on our cash. Current debt agreements limit our ability to offer discretionary diversification options to ESOP participants and this should reduce future cash flow demands. We try to monitor future potential impacts by relying in part on internal and external financial models that incorporate Plan census data and financial inputs intended to simulate changes in Alion’s share price.
Cash flow effects and risks associated with equity-related obligations
Changes in the price of a share of Alion common stock used to affect warrant-related interest expense. Our outstanding Secured Note warrants have a one penny exercise price and are in the money. They do not have a cash liquidation option and therefore Alion will only recognize interest expense for the debt issue cost associated with the initial fair value of these warrants. We no longer have significant stock-based compensation liabilities as no outstanding SARs have any intrinsic value; only a modest number of phantom shares remain outstanding. Management is unable to forecast the share price the ESOP Trustee will determine in future valuations.
Although current financial information includes the effects of the most recent ESOP Trust transactions, future expenses for stock-based compensation are likely to differ from estimates as the price of a share of Alion common stock changes. Our next regularly scheduled valuation period ends in September 2010. Interest rates, market-based factors and volatility, as well as Alion’s financial results will affect the future value of a share of our common stock.
Certain SAR and Phantom Stock grantees can make qualifying elections to further defer stock-based compensation payments by having funds deposited into a rabbi trust we own. These elections will not materially affect our planned payments or our overall anticipated cash outflows.
After each semi-annual valuation period, the Plan permits former employees and beneficiaries to request distribution of their vested ESOP account balances. Consistent with the terms of the Plan and the IRC, we intend to pay distribution requests in five annual installments and to defer initial payments as permitted. The Plan allows Alion to defer initial installment distributions for five years for former employees who are not disabled, deceased or retired.
Discussion of Debt Structure
The discussion below describes our current debt structure which includes a $25 million revolving credit facility, the Unsecured Notes and the Secured Notes. On March 22, 2010, we retired the Term B Senior Credit Agreement, the Subordinated Note and the Subordinated Note Warrants.
Credit Agreement
On March 22, 2010, we executed a new Credit Agreement (Credit Agreement), which consists of a $25.0 million senior revolving credit facility (Revolver) none of which was actually drawn as of June 30, 2010. The Credit Agreement lets us request up to $10.0 million in letters of credit and borrow up to $5.0 million in swing line loans for short-term needs. We must pay all Credit Agreement obligations in full by August 22, 2014. Alion can use the Revolver for working capital, permitted acquisitions and other general corporate purposes.

Security. The Credit Agreement is secured by a first priority security interest in all current and future tangible and intangible property of Alion and its guarantor subsidiaries, HFA, IPS, CATI, METI, JJMA, BMH, WCI, WCGS, MA&D and Alion Canada (US) Corporation. On March 22, 2010 Alion and its subsidiary guarantors executed an Intercreditor Agreement with Wilmington Trust Company and Credit Suisse AG, Cayman Islands Branch (Intercreditor Agreement) which gives Credit Agreement lenders a super priority right of payment with respect to the underlying collateral. Credit Agreement lender rights are superior to the Secured Note lender rights.
Guarantees. Our subsidiaries, HFA, IPS, CATI, METI, JJMA, BMH, WCI, WCGS, MA&D and Alion Canada (US) Corporation guaranteed our Credit Agreement obligations. They also guaranteed all our Secured and Unsecured Note obligations (each described below).
Interest and Fees. We can choose whether the Revolver bears interest at one of two floating rates using either a Eurodollar rate or an alternative base rate. The minimum interest rate on the Revolver is 9.50%. The Eurodollar interest rate is 600 basis points plus a 3.5% minimum interest rate. The alternate base rate is 500 basis points plus a 4.5% minimum interest rate.
Other Fees and Expenses. Each quarter Alion is required to pay a commitment fee of 175 basis points per year on the prior quarter’s daily unused Revolver balance. As of June 30, 2010, $112 thousand was allocated to outstanding letters of credit. We paid approximately $112 thousand in commitment fees for the Revolver for the quarter ended June 30, 2010 and $179 thousand this year.
Alion must pay letter-of-credit issuance and administrative fees and up to a 25 basis point fronting fee. Each quarter we must also pay interest in arrears for all outstanding letters of credit. The interest rate is based on the Eurodollar loan rate which was 6.0% as of June 30, 2010. The Credit Agreement also requires us to pay an annual agent’s fee.
Covenants. The Credit Agreement requires us to achieve the following minimum trailing twelve month Consolidated EBITDA levels for the periods indicated:

Period	Minimum Consolidated EBITDA
June 30, 2010 through March 31, 2011	$52.5 million
April 1, 2011 through September 30, 2011	$55.0 million
October 1, 2011 through September 30, 2012	$60.0 million
October 1, 2012 through September 30, 2013	$62.5 million
Thereafter	$65.0 million
Consolidated EBITDA is defined as: (a) net income (or loss); plus (b) the following items, without duplication, to the extent deducted from net income or included in the net loss, the sum of: (i) consolidated interest expense; (ii) provision for income taxes; (iii) depreciation and amortization, including amortization of other intangible assets; (iv) cash contributions to the ESOP in respect of the repurchase liability of the Company under the ESOP Plan; (v) any non-cash charges or expenses including (A) non-cash expenses associated with the recognition of the difference between the fair market value of the (now extinguished Subordinated Note) Warrants and the exercise price of the Warrants, (B) non-cash expenses with respect to the stock appreciation rights and phantom stock plans, and the Warrants and accretion of the Warrants and (C) non-cash contributions to the ESOP; (vi) any extraordinary losses and (vii) any nonrecurring charges and adjustments by third-party valuation firm that prepares valuation reports in connection with the ESOP; minus (c) without duplication, (i) all cash payments made on account of reserves, restructuring charges and other non-cash charges added to net income (or included in net loss) pursuant to clause (b)(v) above in a previous period and (ii) to the extent included in net income (or net loss), any extraordinary gains and all non-cash items of income, in accordance with GAAP.
The Credit Agreement restricts us from doing any of the following without the prior consent of syndicate bank members that extended more than 50 percent of the aggregate amount of all Credit Agreement loans then outstanding:
•	incur additional debt other than permitted additional debt;
•	grant certain liens and security interests;
•	enter into sale and leaseback transactions;
•	make certain loans and investments including acquisitions of businesses, other than permitted acquisitions;
•	consolidate, merge or sell all or substantially all our assets;
•	pay dividends or distributions other than distributions required by the ESOP Plan or by certain legal requirements;
•	enter into certain transactions with our shareholders and affiliates;
•	change lines of business;

•	repay subordinated debt before it is due and redeem or repurchase certain equity;
•	enter into certain transactions not permitted under ERISA;
•	make more than $8 million in capital expenditures in any fiscal year;
•	pay certain earn-outs in connection with permitted acquisitions; or
•	change our fiscal year.
Events of Default. The Credit Agreement contains customary events of default including, without limitation:
•	breach of representations and warranties;
•	payment default;
•	uncured covenant breaches;
•	default under certain other debt exceeding an agreed amount;
•	bankruptcy and insolvency events;
•	incurrence of a civil or criminal liability in excess of $5 million of Alion or any subsidiary arising from a government investigation;
•	unstayed judgments in excess of an agreed amount;
•	failure of any Credit Agreement guarantee to be in effect;
•	failure of the security interests to be valid, perfected first priority security interests in the collateral;
•	notice of debarment, suspension or termination under a material government contract;
•	actual termination of a material contract due to alleged fraud, willful misconduct, negligence, default or any other wrongdoing;
•	certain ERISA violations;
•	imposition on the ESOP Trust of certain taxes in excess of an agreed amount;
•	final determination the ESOP is not a qualified plan;
•	so long as any Secured Notes remain outstanding, the Intercreditor Agreement shall fail to be effective; or
•	change of control (as defined below).
For purposes of the Credit Agreement, a change of control generally occurs when, before Alion lists its common stock to trade on a national securities exchange and obtains net proceeds from an underwritten public offering of at least $35.0 million, the ESOP Trust fails to own at least 51 percent of Alion’s outstanding equity interests, or, after such a qualified public offering, any person or group other than the ESOP Trust owns more than 37.5 percent of Alion’s outstanding equity interests. A change of control may also occur if a majority of the seats (other than vacant seats) on Alion’s Board of Directors shall at any time be occupied by persons who were neither nominated by the board nor were appointed by directors so nominated. A change of control may also occur if a change of control occurs under any of Alion’s material indebtedness including the Secured and Unsecured Note Indentures.
Secured Notes
On March 22, 2010, Alion issued and sold $310 million of its private units (Units) to Credit Suisse, which informed the Company it resold most of the units to qualified institutional buyers. Each of the 310,000 Units consisted of $1,000 in face value of Alion private senior secured notes (Secured Notes) and a warrant to purchase 1.9439 shares of Alion common stock. On July 30, 2010, the SEC declared effective an Alion registration statement on Form S-4 to effect an exchange offer of the Secured Notes for publicly registered Secured Notes with the same terms. The exchange offer opened August 3, 2010 and will close September 2, 2010.
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

Interest and Fees. The Secured Notes bear interest at 12% per year; 10% is payable in cash and 2% increases the Secured Note principal (PIK Interest). Interest is payable semi-annually in arrears on May 1 and November 1. Alion pays interest to holders of record as of the immediately preceding April 15 and October 15. We must pay interest on overdue principal or interest at 13% per annum to the extent lawful.
Covenants. There are no financial covenants in the Secured Note Indenture. As of June 30, 2010, we were in compliance with Secured Note Indenture non-financial covenants.
A Secured Note Indenture covenant restricts our ability to incur additional debt. Defined terms in the Secured Note Indenture include: Net Available Cash, Total Assets, Restricted Subsidiaries, Indebtedness, Adjusted EBITDA and Consolidated Interest Expense. Alion and its Restricted Subsidiaries may not issue, incur, assume, guarantee, or otherwise becoming liable for any debt unless our Adjusted EBITDA to Consolidated Interest Expense ratio is greater than 2.0 to 1.0. Even if Adjusted EBITDA is not at least two times Consolidated Interest Expense, we may incur other permitted debt including:
•	Debt pursuant to certain agreements up to $25 million;
•	Permitted inter-company debt;
•	The Secured Notes and any public notes exchanged for those notes;
•	Debt pre-dating the Secured Notes;
•	Permitted debt of acquired subsidiaries;
•	Permitted refinancing debt;
•	Hedging agreement debt;
•	Performance, bid, appeal and surety bonds and completion guarantees;
•	Ordinary course insufficient funds coverage;
•	Permitted refinancing debt guarantees;
•	Working capital debt of non-U.S. subsidiaries;
•	Debt for capital expenditures, and capital and synthetic leases up to $25 million in the aggregate $25 million and 2.5% of Alion’s Total Assets;
•	Permitted subordinated debt of Alion or any Restricted Subsidiary to finance a permitted acquisition, certain permitted ESOP transactions and refinancing debt of acquired non-U.S. subsidiaries up to $35 million in the aggregate;
•	Letter of credit reimbursement obligations;
•	Certain agreements in connection with acquiring a business provided liabilities incurred in connection therewith are not reflected on the Company’s balance sheet;
•	Certain deferred compensation agreements; and
•	Certain other debt up to $20 million.
The Secured Note Indenture has a covenant that restricts our ability to declare and pay any cash dividend or other distribution related to any equity interest in Alion, repurchase or redeem any equity interest of Alion, repurchase or redeem the Unsecured Notes or other subordinated debt, or make certain investments. However, within certain limits we may make such payments in limited amounts if Adjusted EBITDA is at least two times Consolidated Interest Expense. Even if Adjusted EBITDA to Consolidated Interest Expense is not greater than 2.0 to 1.0, we may make or pay:
•	Such payments out of substantially concurrent contributions of equity and substantially concurrent incurrences of permitted debt;
•	Certain limited and permitted dividends;
•	Certain repurchases of the Company’s equity securities deemed to occur upon exercise of stock options or warrants;
•	Cash payments in lieu of issuing fractional shares for the exercise of warrants, options or other securities convertible into or exchangeable for our equity securities;
•	The required Secured Note premium payable on a change of control;
•	Certain permitted inter-company subordinated obligations;
•	Certain repurchases and redemptions of subordination obligations of the Company or a Subsidiary Guarantor from Net Available Cash;
•	Repurchases of subordinated obligations in connection with an asset sale to the extent required by the Secured Note Indenture;
•	Certain permitted ESOP transactions;

•	Long-term incentive plan payments to our directors, officers and employees, subject to a $3 million annual cap that may increase annually;
•	Any purchase, repurchase, redemption, defeasance or other acquisition or retirement for value of the Unsecured Notes, up to an aggregate amount of $10 million; and
•	Certain other payments not exceeding $10 million in the aggregate.
The Secured Note Indenture restricts our ability to engage in other transactions including restricting our subsidiaries from making distributions and paying dividends to parents, merging or selling all or substantially all our assets, issuing certain subsidiary equity securities, engaging in certain transactions with affiliates, incurring liens, entering into sale lease-back transactions and engaging in business unrelated to our business when we issued the Secured Notes.
Events of Default. The Secured Note Indenture contains customary events of default, including:
•	Payment default;
•	Uncured covenant breaches;
•	Default under an acceleration of certain other debt exceeding $30 million;
•	Certain bankruptcy and insolvency events;
•	Judgment for payment in excess of $30 million entered against Alion or any material subsidiary that remains outstanding for a period of 60 days and is not discharged, waived or stayed;
•	Failure of any Secured Note guarantee to be in effect or any subsidiary guarantor’s denial or disaffirmation of its guaranty obligations; and
•	Failure of any Secured Note security interest to constitute a valid and perfected lien with its applicable priority after a permitted cure period.
Change of Control. Upon a change in control, each Secured Note holder has the right to require Alion to repurchase its notes in cash for 101% of principal plus accrued and unpaid interest. Any of the following events constitutes a change in control:
•	Subject to certain exceptions, a person, other than the ESOP Trust, is or becomes the beneficial owner, directly or indirectly, of more than 35% of the total voting power or voting stock of Alion;
•	Individuals who constituted Alion’s board of directors on March 22, 2010, cease for any reason to constitute a majority of the Company’s board of directors;
•	Adoption of a plan relating to Alion’s liquidation or dissolution; and
•	Subject to certain exceptions, Alion’s merger or consolidation with or into another person or the merger of another person with or into Alion, or the sale of all or substantially all our assets to another person.
Optional Redemption. Prior to April 1, 2013, not more than once in any twelve month period, we may redeem up to $31 million of Secured Notes at a redemption price of 103% of the principal amount of the Secured Notes redeemed, plus accrued and unpaid interest to the redemption date.
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

Exchange Offer; Registration Rights. On June 18, 2010, we complied with the requirement that we file a registration statement with the SEC offering to exchange the Secured Notes for publicly registered notes with the same terms. The registration statement was declared effective on July 30, 2010. The exchange offer will close September 2, 2010.
Unsecured Notes
On February 8, 2007, we issued and sold $250.0 million of private 10.25% unsecured notes due February 1, 2015 (Unsecured Notes) to Credit Suisse, which informed us it had resold most of the notes to qualified institutional buyers. On June 20, 2007, we exchanged the private Unsecured Notes for publicly tradable Unsecured Notes with the same terms.
Guarantees. Alion’s obligations under the Unsecured Notes are guaranteed by our subsidiaries, HFA, IPS, CATI, METI, JJMA, BMH, WCI, WCGS, MA&D and Alion Canada (US) Corporation.
Interest and Fees. The Unsecured Notes bear interest at 10.25% per year, payable semi-annually in arrears on February 1 and August 1. We pay interest to holders of record as of the immediately preceding January 15 and July 15. We must pay interest on overdue principal or interest at 11.25% per annum to the extent lawful.
Covenants. There are no financial covenants in the Unsecured Note Indenture. As of June 30, 2010, we were in compliance with Unsecured Note Indenture non-financial covenants.
A covenant in the Unsecured Note Indenture restricts our ability to incur additional debt. Defined terms in the Secured Note Indenture include: Net Available Cash, Total Assets, Restricted Subsidiaries, Indebtedness, Adjusted EBITDA and Consolidated Interest Expense. Alion and its Restricted Subsidiaries may not issue, incur, assume, guarantee, or otherwise become liable for any indebtedness unless our Adjusted EBITDA to Consolidated Interest Expense ratio is greater than 2.0 to 1.0. Even if Adjusted EBITDA is not at least two times Consolidated Interest Expense, we may incur other permitted debt including:
•	Debt pursuant to our now terminated Term B Senior Credit Facility and certain other contracts up to $360 million less principal repayments made under that debt;
•	Permitted inter-company debt;
•	The Unsecured Notes;
•	Debt pre-dating the Unsecured Notes;
•	Permitted debt of acquired subsidiaries;
•	Permitted refinancing debt;
•	Hedging agreement debt;
•	Performance, bid, appeal and surety bonds and completion guarantees;
•	Ordinary course insufficient funds coverage;
•	Permitted refinancing debt guarantees;
•	Working capital debt of non-U.S. subsidiaries;
•	Debt for capital expenditures, and capital and synthetic leases up to $25 million in the aggregate $25 million and 2.5% of Alion’s Total Assets;
•	Permitted subordinated debt of Alion or any Restricted Subsidiary to finance a permitted acquisition, certain permitted ESOP transactions and refinancing debt of acquired non-U.S. subsidiaries up to $35 million in the aggregate;
•	Letter of credit reimbursement obligations;
•	Certain agreements in connection with acquiring a business provided liabilities incurred in connection therewith are not reflected on the Company’s balance sheet;
•	Certain deferred compensation agreements; and
•	Certain other debt up to $35 million.
The Unsecured Note Indenture has a covenant that restricts our ability to declare and pay any cash dividend or other distribution related to any equity interest in Alion, repurchase or redeem any equity interest of Alion, repurchase or redeem subordinated debt, or make certain investments. However, within certain limits we may make such payments in limited amounts if Adjusted EBITDA is at least two times Consolidated Interest Expense. Even if Adjusted EBITDA to Consolidated Interest Expense is not greater than 2.0 to 1.0, we may make or pay:
•	Such payments out of substantially concurrent contributions of equity and substantially concurrent incurrences of permitted debt;
•	Certain limited and permitted dividends;

•	Certain repurchases of the Company’s equity securities deemed to occur upon exercise of stock options or warrants;
•	Cash payments in lieu of issuing fractional shares for the exercise of warrants, options or other securities convertible into or exchangeable for our equity securities;
•	The required Unsecured Note premium payable on a change of control;
•	Certain permitted inter-company subordinated obligations;
•	Certain repurchases and redemptions of subordination obligations of the Company or a Subsidiary Guarantor from Net Available Cash;
•	Repurchases of subordinated obligations in connection with an asset sale to the extent required by the Indenture;
•	Repurchase of common stock from former Alion Joint Spectrum Center employees;
•	Certain permitted transactions with the ESOP not exceeding $25 million in the aggregate; and
•	Certain other payments not exceeding $30 million in the aggregate.
The Unsecured Note Indenture restricts our ability to engage in other transactions including restricting our subsidiaries from making distributions and paying dividends to parents, merging or selling all or substantially all our assets, issuing certain subsidiary equity securities, engaging in certain transactions with affiliates, incurring liens, entering into sale lease-back transactions and engaging in business unrelated to our business when we issued the Unsecured Notes.
Events of Default. The Unsecured Note Indenture contains customary events of default, including:
•	Payment default;
•	Uncured covenant breaches;
•	Default under an acceleration of certain other debt exceeding $30 million;
•	Certain bankruptcy and insolvency events;
•	Judgment for payment in excess of $30 million entered against Alion or any material subsidiary that remains outstanding for a period of 60 days and is not discharged, waived or stayed; and
•	Failure of any Unsecured Note guarantee to be in effect or any subsidiary guarantor’s denial or disaffirmation of its guaranty obligations.
Change of Control. Upon a change in control, each Unsecured Note holder has the right to require Alion to repurchase its notes in cash for 101% of principal plus accrued and unpaid interest. Any of the following events constitutes a change in control:
•	Subject to certain exceptions, a person, other than the ESOP Trust, is or becomes the beneficial owner, directly or indirectly, of more than 35% of the total voting power or voting stock of Alion;
•	Individuals who constituted Alion’s board of directors on February 8, 2007, cease for any reason to constitute a majority of the Company’s board of directors;
•	Adoption of a plan relating to Alion’s liquidation or dissolution; and
•	Subject to certain exceptions, Alion’s merger or consolidation with or into another person or the merger of another person with or into Alion, or the sale of all or substantially all our assets to another person.
Optional Redemption. Prior to February 1, 2011, we may redeem all, but not less than all, the Unsecured Notes at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest to the redemption date plus an applicable make-whole premium as of the redemption date.
On or after February 1, 2011, we may redeem all or a portion of the Unsecured Notes at the redemption prices set forth below (expressed in percentages of principal amount on the redemption date), plus accrued and unpaid interest to the redemption date, if redeemed during the 12-month period commencing on February 1 of the years set forth below:

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

Retired Term B Senior Credit Agreement
In August 2004, Alion entered into the Term B Senior Credit Agreement with a syndicate of financial institutions. On March 22, 2010, we used approximately $240 million in proceeds from issuing the Units to redeem and retire all the outstanding Term B loans and pay all unpaid interest accrued to redemption.
Retired Subordinated Note
In December 2002, Alion issued a $39.9 million Subordinated Note to IITRI as part of the purchase price for substantially all of IITRI’s assets. In July 2004, IIT acquired the Subordinated Note and related warrant agreement from IITRI. On March 22, 2010, we used $25 million in proceeds from issuing the Units to redeem the Subordinated Note and the related warrants held by IIT.
Revolving Credit Agreement — Covenant Compliance
Our revolving credit agreement defines Consolidated EBITDA and requires us to achieve certain levels in order to maintain access to our credit facility and avoid cross default on our Senior Secured and Unsecured Notes. Neither EBITDA nor Consolidated EBITDA is a measure of financial performance in accordance with generally accepted accounting principles.
Our revolving credit agreement permits us to exclude certain expenses and requires us to exclude certain one-time gains from Consolidated EBITDA. The revolving credit agreement requires us to have a minimum $52.5 million in Consolidated EBITDA for the twelve months ended June 30, 2010. We had $58.6 million in Consolidated EBITDA for the twelve months ended June 30, 2010 and exceeded the requirement by $6.1 million.
During the rest of this year and the next five fiscal years the Company expects that at a minimum, it will have to make the estimated interest and principal payments set forth below.

	($ In thousands)
Fiscal Year:	2010	2011	2012	2013	2014	2015
Bank revolving credit facility(1)
- Interest	$112	$444	$445	$444	$396	$—
Secured Notes(2)
- Interest	—	31,223	31,850	32,490	33,144	16,821

- Principal and PIK Interest	—	—	—	—	—	339,788
Unsecured Notes(3)
- Interest	12,813	25,625	25,625	25,625	25,625	12,813

- Principal	—	—	—	—	—	250,000

Total cash — pay interest	12,925	57,292	57,920	58,559	59,165	29,634

Total cash — pay principal and PIK Interest	—	—	—	—	—	589,788

Total	$12,925	$57,292	$57,920	$58,559	$59,165	$619,422

(1)	We expect we will occasionally use our $25.0 million revolving credit facility to meet working capital needs through 2014. Management expects the average utilized revolver balance will be immaterial and that interest expense will consist of commitment fees for unused balances. The current facility expires August 22, 2014.

(2)	The Secured Notes bear interest at 10% in cash and 2% in PIK. Outstanding principal will increase over time for the 2% compounding PIK interest added to the initial $310 million in principal. The Secured Notes, including $29.8 million in PIK interest, mature November 1, 2014.

(3)	The Senior Unsecured Notes bear interest at 10.25% and mature February 1, 2015.

Contingent Obligations
Secured Notes registration rights agreement
We entered into a registration rights agreement in connection with the sale of the Units which required us to file a registration statement with the SEC in order to conduct an offer to exchange the Secured Notes for publicly registered Secured Notes with the same terms. We filed a registration statement with the SEC on June 18, 2010 which was declared effective on July 30, 2010.
Earn-outs
Alion has one remaining earn-out commitment arising from our July 2007 LogCon Group acquisition. The maximum potential earn out is $500 thousand though July 2011; $100 thousand has already been earned and paid. Management believes any future LogCon Group earn-outs will not materially affect Alion’s cash flows, financial position or operating results.
Other contingent obligations which will impact the Company’s cash flow
Management forecasts that continuing net operating losses for income tax purposes will permit Alion to avoid significant cash outflows for income taxes. The Senior Secured Note Indenture requires us to either make a tender offer to note holders and use the proceeds of the WCGS ONR contract sale to redeem up to $5 million in Senior Secured Note principal at par, or re-invest the proceeds in our business. Other contingent obligations which will impact our cash flow include:
•	ESOP share repurchase and diversification obligations; and
•	Long-term incentive compensation plan obligations.
As of June 30, 2010, Alion had spent a cumulative total of $80.9 million to repurchase shares of its common stock to satisfy ESOP distribution and diversification requests from former employees and Plan beneficiaries. In 2008, we changed our prior practice of immediately paying out all distribution requests in full. In March 2008, we began paying ESOP beneficiaries over the five-year distribution period permitted by ERISA and the terms of the Plan. Alion intends to continue this practice for the foreseeable future in part to offset the cash flow effects of annual employee diversification requests that began in fiscal 2008 and which are expected to continue for the foreseeable future. Our debt agreements limit our ability to fund certain discretionary ESOP diversification demands on our cash flow. The table below lists current and prior year share re-purchases.

	Number of
	Shares		Total Value
Date	Repurchased	Share Price	Purchased
			(In thousands)
December 2008	233	$38.35	$9
March 2009	189,038	$38.35	7,250
April 2009	122	$34.30	4
May 2009	38	$34.30	1
July 2009	100	$34.30	3
July 2009	127	$38.35	5
August 2009	178	$34.30	6
September 2009	55,282	$34.30	1,896
December 2009	745	$34.50	26
March 2010	218,408	$34.50	7,535
April 2010	52	$28.00	1
May 2010	108	$28.00	3
June 2010	62,875	$28.00	1,761

Total	527,306		$18,500

Management believes cash on hand, cash flow from operations and cash available under the current revolving credit facility will provide sufficient capital to fulfill current business plans and fund working capital needs for the next two to three years. Alion intends to focus on organic growth and improving processes and margins.
Although we expect to have positive annual operating cash flow eventually, we will need to generate significant additional revenue beyond current levels and earn net income in order to pay interest on the Secured Notes and Unsecured Notes and satisfy ESOP repurchase and diversification obligations.

The Secured Indenture, Unsecured Indenture and the revolver allow Alion to make certain permitted acquisitions, and we intend to use available financing to do so. We will ultimately have to refinance the Secured Notes and Unsecured Notes which mature in November 2014 and February 2015 and will require us to pay out more than $600 million over a three-month period. We are uncertain whether, when and under what terms we can refinance these obligations. If we cannot refinance these obligations, we will not have sufficient cash from operations to meet all our obligations.
If plans or assumptions change, if assumptions prove inaccurate, if Alion consummates additional or larger investments in or acquisitions of other companies than are currently planned, if we experience unexpected costs or competitive pressures, or if existing cash and projected cash flows from operations prove insufficient, we may need to obtain additional financing and sooner than expected. We intend to only enter into new financing or refinancing we consider advantageous. However, even with moderately improved conditions in the high-yield credit market, we cannot be certain financing sources will be available in the future, or, if available, that financing terms would be favorable.
Recently Issued Accounting Pronouncements
Accounting Standards Update 2009-13 Revenue Recognition — Multiple Deliverable Revenue Arrangements (ASU 2009-13) was issued in October 2009 and updates Accounting Standards Codification (ASC) 605 — Revenue Recognition. ASU 2009-13 removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting; replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the “Fair Value Measurements and Disclosures” guidance; provides a hierarchy that entities must use to estimate the selling price; eliminates the use of the residual method for allocation; and expands the ongoing disclosure requirements. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010, and can be applied prospectively or retrospectively. We are currently evaluating the effect, if any, that adopting ASU 2009-13 will have on our consolidated financial position and results of operations.
Accounting Standards Update 2009-14 Certain Revenue Arrangements That Include Software Elements (ASU 2009-14) was issued in October 2009 and updates ASC 985 — Software — Revenue Recognition. ASU 2009-14 clarifies which accounting guidance should be used to measure and allocate revenue for arrangements that contain both tangible products and software, where the software is more than incidental to the tangible product as a whole. ASU 2009-14 is effective for fiscal years beginning on or after June 15, 2010 and applies to arrangements entered into or materially modified on or after that date. We are currently evaluating the effect, if any, that adopting ASU 2009-14 will have on our consolidated financial position and results of operations.
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
Factors that could cause actual results to differ materially from anticipated results include, but are not limited to:
•	Any future inability to maintain adequate internal control over financial reporting;
•	Limits on our financial and operational flexibility given our substantial debt and debt covenants;
•	ERISA law changes related to the KSOP;
•	Tax law changes that could affect our tax liabilities or effective tax rate;
•	Changes in SEC rules, and other corporate governance requirements;
•	Failure of government customers to exercise contract options;
•	U.S. government project funding decisions;
•	Government contract bid protest and termination risks;
•	Competitive factors such as pricing pressures and/or competition to hire and retain employees;
•	Results of current and/or future legal proceedings and government agency proceedings which may arise from our operations with attendant risks of fines, liabilities, penalties, suspension and/or debarment;
•	Undertaking acquisitions that increase costs or liabilities or are disruptive;
•	Taking on additional debt to fund acquisitions;

•	Failing to adequately integrate acquired businesses;
•	Risks from private securities litigation, regulatory proceedings or government enforcement actions relating to prior covenant compliance disclosures;
•	Material changes in laws or regulations affecting our businesses; and
•	Other risk factors discussed in Alion’s annual report on Form 10-K for the year ended September 30, 2009 filed with the SEC on December 24, 2009 and any subsequent reports.
Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s view only as of August 10, 2010. We undertake no obligation to update any of the forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise. This discussion addresses only continuing operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
Alion’s Secured Notes and Unsecured Notes are fixed-rate debt. We only face interest rate risk for amounts outstanding under the $25 million revolver. Revolver balances bear interest at a 2.50% minimum Eurodollar rate plus 700 basis points (9.50%). If the Eurodollar rate were to exceed 2.50%, our interest expense would increase. However, we currently do not forecast drawing any material balance on the revolver. Therefore, any rate increase is not expected to have a material effect on Alion’s operating results or cash flows for any period from now through August 2014 when the revolver matures. We do not use derivatives for trading purposes. We invest excess cash in short-term, investment grade, and interest-bearing securities.
Foreign currency risk
Expenses and revenues from international contracts are generally denominated in U.S. dollars. Alion does not believe operations are subject to material risks from currency fluctuations.
Risk associated with value of Alion common stock
Changes in the fair market value of Alion’s stock affect our estimated KSOP share repurchase and stock-based compensation obligations. Several factors affect the timing and amount of these obligations, including: the number of employees who seek to redeem shares of Alion stock following termination of employment. Based on our current $28.00 per share price, no outstanding stock appreciation rights have any intrinsic value.
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
Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 15d — 15(f) under the Exchange Act) during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
As of June 30, 2010, the risk factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009 as supplemented by the risk factors included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, have not materially changed.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered securities during the quarter ended June 30, 2010.
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
Date: August 10, 2010