Form 10-K
period 2010-09-30
ALION SCIENCE & TECHNOLOGY CORP
filed 2010-12-14
CIK 1166568

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2010
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☑ Yes ☐ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☑ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated Filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter: None
The number of shares outstanding of Alion Science and Technology Corporation common stock as of September 30, 2010 was 5,658,234.
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
Factors that could cause actual results to differ materially from anticipated results include, but are not limited to:
•	ERISA law changes affecting the Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan;

•	tax law changes affecting treatment and deductibility of goodwill;

•	costs to comply with the Dodd-Frank Act, including changes in to SEC rules and corporate governance requirements;

•	government customer failures to exercise contract options;

•	government project funding decisions;

•	government contract procurement risks, such as award protests and contract terminations;

•	competitive pricing pressures and/or difficulty in hiring and retaining employees;

•	current and/or future legal or government agency proceedings arising from our operations or our contracts and the risk of potential fines, penalties and contract liabilities, suspension or debarment;

•	any future inability to maintain adequate control over financial reporting;

•	limits on our financial and operational flexibility given our substantial amount of debt;

•	business acquisitions that increase costs or liabilities, are disruptive or which we fail to integrate;

•	material changes in other laws or regulations affecting our business;

•	additional debt and financing terms and availability;

•	general volatility in the debt and securities markets;

•	our ability to meet existing and future debt covenants;

•	private securities litigation risks, regulatory proceedings or government enforcement actions related to our prior debt covenant compliance disclosures; as well as

•	other risks discussed elsewhere in this annual report.
Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s view only as of December 14, 2010. We undertake no obligation to update any of these factors or to publicly announce any change to our forward-looking statements in this report, whether as a result of new information, future events, changes in expectations or otherwise.
Overview
Alion Science and Technology Corporation (“Alion”, “the Company”, “we”, “our”) is an employee-owned company. We provide scientific, engineering and information technology solutions for problems relating to national defense, homeland security, and energy and the environment. We provide research and development services primarily to U.S. government agencies, particularly the U.S. Department of Defense (DoD), state and foreign governments, and other commercial customers.
We had $834.0 million in revenue for the year ended September 30, 2010, a 4.0% increase over 2009. Federal government contract revenue was 97.5% of current year revenue; with 92.5% from DoD contracts. For the year ended September 30, 2009, federal government contracts accounted for 96.5% of revenue, with 91.7% from DoD contracts.

We provide professional engineering services and scientific expertise in a range of specialized fields, or core business areas described below. Annual revenue, by core business area was:

	Revenue by Fiscal Year
Core Business Area	2010		2009		2008
			(In thousands)
Naval Architecture and Marine Engineering	$363,209	43.6%	$365,917	45.6%	$325,631	44.1%
Defense Operations	194,940	23.4%	203,859	25.4%	220,539	29.8%
Modeling and Simulation	152,420	18.3%	99,420	12.4%	67,119	9.1%
Technology Integration	50,512	6.1%	50,762	6.3%	51,294	6.9%
Energy and Environmental Sciences	40,041	4.8%	39,914	5.0%	37,108	5.0%
Information Technology and Wireless Communications	32,866	3.8%	42,353	5.3%	37,791	5.1%

Total	$833,988	100.0%	$802,225	100.0%	$739,482	100.0%

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
Defense Operations. We perform military and policy analyses, assess logistics management readiness and operational support training, and analyze critical infrastructure risks.
(a)	We analyze major programs and issues related to joint warfare training, mission rehearsal, experimentation and other transformational activities. We develop net-centric initiatives and integrate C4I (command, control, communication, and computer intelligence) initiatives.
•	We support DoD strategic planning efforts and operational exercises. We analyze, plan and implement base realignments and assess the defense industrial base.
•	We provide program, systems and legislative analyses to Office of the Secretary of the Air Force.
•	We help develop department-wide DoD education programs. We develop technology, compile courseware and translate it into electronic and web-based distance learning media.
•	We provide the tools and support to assess vulnerabilities and protect infrastructure such as ports, power plants and communications nodes.
•	We collaborate with DoD communities of interest and produce Joint Capabilities Integration and Development System analysis and capabilities documents.
•	We provide DoD requirements and concepts integration analysis (futures analysis).

Modeling and Simulation. We use our modeling and simulation expertise to assist our customers in examining event outcomes.
•	We design and conduct strategic and operations analytic war games to evaluate future operational concepts and force transformation initiatives. We create and implement multi-dimensional simulation system tactical training scenarios for the multi-national experiment series.
•	We manage the DoD Modeling and Simulation Information Analysis Center. We develop modeling and simulation tools to support integration and federation of stand-alone simulator-based training and large scale distributed training events.
•	We develop phenomenological models for nuclear, chemical, biological and electromagnetic environments.
•	We develop multi-dimensional visualization files to simultaneously display actual improvised explosive device events, terrain databases and scenario scripts to replay events and allow units to adjust tactics, techniques, and procedures.
•	We use current industry gaming technology to develop proprietary and open source solutions for customers who use “serious” gaming for training and education.
•	We maintain a threat generation library to support world-wide Air Force and Joint training and mission rehearsal operations.
•	We provide modeling and simulation, C4I and operational support for the U.S. Navy’s Fleet Synthetic Training and its Continuous Training Environment which delivers distributed, on-demand training.
Technology Integration. We provide system integration and design services, including facility engineering services, to DoD, other federal departments and agencies, and commercial customers.
•	We use technology, re-engineering, and materials selection to enhance production, improve performance, reduce cost, and extend the life of engineered systems.
•	We develop and integrate processes and equipment for rapid prototype production and flexible manufacturing. We maintain our own rapid prototyping and limited production manufacturing facilities.
•	We provide engineering, architectural, construction management, logistics, design oversight, and inspection services.
•	We apply reliability engineering methods to improve system availability and enhance maintainability and supportability.
•	We support numerous research and development activities focused on taking advantage of new and emerging technologies. These include the Army’s Night Vision and Electronic Sensors Directorate, the Army, Air Force, and Navy Research Laboratories, and system developers throughout DoD.
•	We develop human systems integration products and provide technical services to ensure Army, Air Force and Navy staff and force structures can operate, support and maintain their complex integrated systems.
Information Technology and Wireless Communications. We provide services and technologies to improve information flow across networks and organizations. We analyze customer requirements, develop system concepts and perform trade off studies to identify and implement the best design. We lead efforts to verify a design is properly built and integrated, and provide post-delivery end user support.
•	We provide management and information technology consulting services focused on developing and implementing innovative business solutions and management services for military, civilian and commercial customers.
•	We provide project management, earned value management, change management and process design and improvement services.
•	We provide information management, enterprise architecture, service oriented architecture, web portals and business intelligence.
•	We offer a full range of spectrum management, planning, and operational support services to determine radio frequency propagation and coverage profiles for networks to operate free of interference, cover desired geographic areas and perform as designed.
•	We deliver optimized information systems designs through advanced wireless design and evaluation techniques using modeling and simulation, prototyping, experimentation, and field testing.
•	We develop detailed data architectures and enhance data visualization to enable our customers to design, document, test and deploy complex integrated systems that support efficient data mining, data flow and knowledge management.
•	We provide wireless security, logistics and asset tracking technologies to support and maximize fielded systems’ operational capabilities.

Energy and Environmental Sciences. We support more cost-effective energy production and enhance environmental protection for DoD, federal departments and agencies, and commercial customers.
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
Corporate History
Alion Science and Technology Corporation was organized in October 2001, as a for-profit Delaware corporation to acquire substantially all the assets and liabilities of IITRI, a not-for-profit Illinois corporation. Alion was an S-corporation from its formation until March 2010 when the Company issued common stock warrants constituting a second class of stock and became a C-corporation. Alion is entirely owned by an employee stock ownership plan (ESOP, the Plan). The Company is the successor in interest to IITRI, a government contractor founded in 1935. The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Trust (the ESOP Trust) owns all of Alion’s issued and outstanding common stock. In December 2002, some eligible IITRI employees directed funds from qualifying retirement account balances into Alion’s ESOP. State Street Bank and Trust Company, the ESOP Trustee, used those proceeds to purchase Alion common stock. The Company used the ESOP proceeds, together with funds from bank loans and other debt to complete the IITRI purchase.
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
The ESOP Trustee uses the money employees invest in the ESOP to purchase Alion common stock and allocates ESOP interests to employee accounts according to the Plan’s terms. We make retirement plan contributions to the ESOP and the non-ESOP component for all eligible employee participants. We also make matching contributions to the ESOP for eligible employees based on their pre-tax salary deferrals.
The ESOP Trustee holds record title to all shares of Alion common stock allocated to ESOP accounts. Except in certain limited circumstances, the ESOP Trustee must vote those shares as directed by the ESOP committee. The ESOP committee consists of four members of Alion’s management team and three other Alion employees; it is responsible for financial management and administration of the ESOP.
By law, Alion is required to value the common stock held in the ESOP component at least once a year. Alion has chosen to have the ESOP Trustee value the common stock in the ESOP twice a year — as of March 31 and September 30. All ESOP transactions must occur at the current fair market value of the common stock held by the ESOP Trust. Semi-annual valuations permit employees to invest in Alion common stock twice a year and permit former employees and beneficiaries to request ESOP distributions at mid-year and year end.

Business Strategy
We plan to grow revenue organically and through strategic acquisitions, capitalizing on our skilled work force and our sophisticated solutions competencies. We have several key strategies.
Broaden existing core competencies. We plan to expand our expertise and keep pace with technological developments. We hire skilled employees, engage in business development initiatives and invest in research and development to extend our core business area capabilities and enhance our ability to serve our customers. Acquisitions significantly enhanced our core expertise in naval architecture and marine engineering, information technology, modeling and simulation, and defense operations. We increase our employees’ technology skills through training and customer- and internally-funded research and development. Through Alion University we offer employees programs in engineering, program management, and finance and administration to keep Alion at the forefront of the federal and commercial technology solutions markets.
Expand market share by leveraging experience and reputation. We perform a variety of services for a broad base of approximately 500 customers, including Cabinet-level government departments and agencies, and state and foreign governments. We plan to use our sophisticated capabilities and customer relationships to expand our market presence by delivering solutions to new customers and offering existing customers new capabilities. We intend to use our customer relationships and our sophisticated technology expertise to strategically expand our Department of Homeland Security (DHS) customer base. For the third year in a row Washington Technology ranked us among the top government contractors providing information technology products and services, systems integration, telecommunications, and professional engineering services. Defense News ranked Alion in its Top 100 contractors and Washington Business Journal ranked us in its top twenty technology employers and government contractors
Improve financial performance and increase sales. We believe key elements of our success have been our focus on growing our business and achieving operating efficiencies. Over the past five years our revenue grew at a 17.7% compound annual rate from $369.2 million in 2005 to $834.0 million in 2010. This year revenue grew by 4.0% organically. We intend to strengthen financial performance through organic growth, strategic acquisitions, and controlling operating costs. We believe that a more competitive cost structure will enhance our ability to win business and improve our financial performance. We believe Alion’s increased size and expertise position us to bid on larger government programs and broaden our customer base.
Market and Industry Background
In its first National Security Strategy (NSS) the Obama Administration called economic revival its top priority and an attack from weapons of mass destruction (WMD) the nation’s top threat. While focusing important attention on the imperative to rebuild America’s economy and to reduce the federal deficit, the NSS lays out broad policy objectives including an expectation that the defense budget will not decline. Understanding that a certain amount of growth is needed, President Barack Obama’s defense budget proposal calls for one percent real growth each year at a time when the funding curve for all other federal agencies has flattened. The Obama Administration’s FY 2011 and estimated FY 2012 budget requests will seek 1% in inflation-adjusted real growth, 2%-3% in internal cost avoidance and 4% year over year growth while maintaining force structure and modernization.
To achieve these budget and program priorities, the Defense Department is taking steps to achieve efficiencies needed to save $100 billion over five years beginning in fiscal 2012. Secretary Gates plans to eliminate organizational duplication, downsize certain commands, eliminate certain information technology infrastructure programs and consolidate functions and offices within DoD. Defense spending is approximately $700 billion per year with approximately $300 billion of those funds spent for internal military and civilian salaries and benefits, operations and sustaining facilities and infrastructure. The remainder —about $400 billion is spent equally between products (e.g., weapons, electronics, fuel, and facilities) and services (e.g., IT services, knowledge-based services, facilities upkeep, and transportation). Secretary Gates has directed the services to apply their annual cost savings to fund military pay and benefits and weapons acquisition programs.
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

Defense Secretary Gates has directed the military services to adopt an expanded set of counterinsurgency (COIN) models and simulation tools to be prepared for the operational, geographic, linguistic and cultural complexities that are confronting military forces. “We must align our training, personnel processes and programs to provide deploying units...with language, cultural, tactical and interagency skills required to conduct COIN operations,” according to Gates.
The Defense Department has consistently sought less expensive, but more effective training, in all segments of the training market: Virtual; Live; Constructive/C4ISR; and Education. Spending on training continues with slow but stable growth. Complex missions and increased use of improvised explosive devices have increased the need for high-fidelity mission rehearsal simulations, allowing military personnel to see, hear and act as they would in a real mission with specialized recognition, detection, avoidance and execution mission scenarios for Iraq and Afghanistan. Similarly, redesign and improvement of training ranges and distance learning and modern computer based education remain fairly stable.
The U.S. military has almost “no situational awareness” when a cyber attack is underway on the 7 million computers and 15,000 computer networks it operates, according to Lieutenant General Keith Alexander, Commander of the U.S. Cyber Command and Director of the U.S. National Security Agency. The lack of real-time situational awareness puts military forces (and operations) at substantial risk. Situational awareness refers to the ability to understand what’s going on around you. On a battlefield, it means knowing where allied and enemy forces are and what they are doing. In cyberspace, it means understanding who is on particular networks and what they are doing. The Cyber Command is providing technical assistance to the Department of Homeland Security, which is the lead federal agency for defending non-defense government web sites while law enforcement agencies such as the FBI help defend the private sector from cyber crime and intellectual property theft.
Even as the government focuses on changing the procurement environment and contracting activity, Alion’s cost-reimbursable revenue has continued to increase each year. We do not perform inherently governmental functions; we deliver highly sophisticated scientific and engineering research services. Management believes increased government in-sourcing for acquisition-skilled support services will not materially adversely affect our operations or demand for our higher end technical expertise. However, we expect in-sourcing may ultimately reduce some of our future revenue from professional technical services contracts for program and acquisition management, and operations, training and logistics support.
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
We are primarily a government contractor.
For the years ended September 30, 2010, 2009 and 2008, 97.5%, 96.5% and 93.9% of our revenue came from federal government contracts. The Defense Department is our largest customer. We expect most of our revenue will continue to come from federal government contracts that we perform as a prime contractor or subcontractor. As a prime contractor, we have direct contact with the applicable government agency. As a subcontractor, we work for a prime contractor, which serves as the point of contact with the government agency overseeing the program.
Our federal government contracts are normally multi-year contracts funded on an annual basis at the discretion of Congress. Congress usually appropriates funds for a given program at the beginning of each government fiscal year in October. This means a contract is usually only partially funded at the outset of a major program. Normally a procuring agency commits additional money to a contract only as Congress makes appropriations in future fiscal years. The government can modify or discontinue any contract at its discretion or due to contractor default. The government can terminate or modify a contract for any of a variety of reasons, including funding constraints, changing government priorities or changes in program requirements. If the government terminates one of our contracts at its discretion, it typically pays us for all the services we performed and costs we incurred prior to termination, our termination-related costs, and a negotiated contract fee.
Contract Types. We have a diverse contract base. Many customers utilize our ID/IQ multiple-award delivery order contract vehicles. Five of our six largest contracts are ID/IQ delivery order contracts representing 58.2% of this year’s revenue. Our single largest individual contract generated approximately 13% of current year revenue. As of September 30, 2010, we had a portfolio of approximately 955 individual active contracts and task orders. We have three types of pricing structures for our contracts: cost-reimbursement, fixed-price and time-and-material.

Cost-reimbursement contracts allow us to recover our direct labor and materials costs, a share of allocable indirect expenses, plus a fixed or variable fee depending on the contract. Indirect expenses are costs related to operating our business that we recover under government contract rules. Fixed-price contract customers pay a stated amount intended to cover all our direct and indirect costs, and profits. We assume the risk of any cost overruns and receive the benefit of any cost savings on fixed price contracts. Time-and-material contracts have fixed hourly billing rates designed to cover our labor costs, indirect expenses and profit, and cost reimbursable provisions for materials and other direct costs. We have traditional closed-end contracts and multiple award contracts which require sustained post-award effort to realize revenue. The following table summarizes our revenue by contract type for the years ended September 30, 2010, 2009, and 2008.

	For the Years Ended September 30,
Contract Type	2010		2009		2008
			(In thousands)
Cost-reimbursement	$636,232	76.3%	$567,284	70.8%	$517,760	70.0%
Fixed-price	87,610	10.5%	91,797	11.4%	70,078	9.5%
Time-and-material	110,146	13.2%	143,144	17.8%	151,644	20.5%

Total	$833,988	100.0%	$802,225	100.0%	$739,482	100.0%

We try to reduce our financial and performance risks at each stage in the contracting process. However, sometimes we begin providing services before a U.S. government agency has actually signed or funded a contract or task order. We are at risk for costs we incur before a new contract is executed or an existing contract is modified. The practice is customary in our industry, particularly where a company has oral notification of a contract award, but has not received required contract documents. We designed our internal procedures to provide services “at risk” only when we believe funding is highly probable and delays are administrative or technical in nature. In most cases, we get paid for all our costs when a contract is ultimately executed or modified. However, we cannot be certain, when we work at risk, that we will receive an executed contract or that we will be paid for all our costs. As of September 30, 2010, we had $25.0 million in contract costs at risk.
We compete for key contracts from various U.S. government agencies. Our business development and technical personnel target contract opportunities, and analyze each customer’s priorities and overall market dynamics. Depending upon whether a targeted contract is a renewal or a new opportunity, we spend from three to 18 months developing and executing our competitive strategy. When we decide to pursue a contract, we mobilize a core group of employees with the requisite expertise to lead our bidding and proposal preparation efforts. We supplement our internal capabilities with a network of consultants and other industry experts as necessary. To enhance our prospects of winning a contract, we team with other contractors, frequently our competitors, who have complementary technical strengths.
When we win a contract or task order, we assign a project manager and a task leader to ensure we timely deliver high-quality services. Program managers regularly interface with customers to evaluate Alion’s performance and customer satisfaction levels. Managers use our financial management and information systems to compare costs to funding ceilings and measure performance and profitability.
Government Oversight. Federal government auditors and technical specialists regularly review our contract administration and cost accounting policies and practices. Costs on flexibly-priced federal government contracts are subject to Defense Contract Audit Agency (DCAA) and other audits and negotiated adjustments. An audit may reveal that some costs charged to a government contract are not allowable, either in whole or in part. In these circumstances, we must repay the federal government any money it paid us for unallowable costs, plus interest and possible penalties. The government considers Alion a major contractor and maintains an on site audit office. DCAA is currently auditing the Company’s 2005 and 2006 claimed indirect costs. Indirect rates through 2004 have been settled. The Company timely submitted its indirect cost proposals for fiscal years 2009, 2008 and 2007 and expects to submit its 2010 proposal next March as required. The Company has recorded revenue on federal government contracts in amounts it expects to realize.
Backlog. Our contract backlog represents an estimate, as of a specific date, of the remaining future revenue we expect from existing contracts. On September 30, 2010, backlog on existing contracts and executed delivery orders totaled $2.8 billion, of which $407.8 million was funded. The Company estimates it has an additional $3.8 billion of unfunded contract ceiling value for an aggregate total backlog of $6.6 billion. Funded backlog is the value of executed contract funding less previously recognized revenue. Unfunded backlog is the estimated value of additional funding not yet authorized by customers on our existing contracts. Pre-negotiated contract options, options not yet exercised by a customer for additional years and other extension opportunities in existing contracts are included in estimated contract ceiling backlog. The Company estimates unfunded contract ceiling value for ID/IQ and similar contracts as the difference between estimated total contract value and the total value of all executed delivery orders.

Because the U.S. government operates under annual appropriations, its departments and agencies typically fund contracts on an incremental basis. Thus, only a portion of total contract backlog is “funded.” Funded backlog varies based on procurement and funding cycles and other factors beyond our control. Future funding from executing new contracts and extending or renewing existing contracts increases our backlog; completed contracts, early terminations, and reductions in estimated future revenue on existing contracts reduce backlog. Estimates of future revenue from contract backlog are by their nature inexact. Timing and receipt of future revenue are subject to various contingencies, many of which are outside of our control. Accordingly, year over year comparisons are not necessarily indicative of future revenue trends. The table below shows the value of our contract backlog as of September 30, 2010, 2009 and 2008.

	September 30,
	2010	2009	2008
	(In millions)
Backlog:
Funded	$407.8	$376.5	$340.5
Unfunded	6,205.9	6,008.4	4,475.8

Total	$6,613.7	$6,384.9	$4,816.3

Proposal backlog is an estimate, as of a specific date, of the contract value of proposals we are preparing to submit in response to a customer request, and proposals we have submitted for which we are awaiting an award decision. How much of our proposal backlog we ultimately realize as revenue depends upon our success in the competitive proposal process, and on receiving tasks and funding under ensuing contracts. We will not win contract awards for all of the proposals we submit to potential customers. Our past proposal backlog contract win rates should not be viewed as an indication of our future success rates. The table below shows the value of our proposal backlog as of September 30, 2010, 2009 and 2008.

	September 30,
	2010	2009	2008
	(In millions)
In-process	$280.0	$361.0	$529.0
Submitted	1,715.0	1,491.0	1,057.0

Total	$1,995.0	$1,852.0	$1,586.0

Corporate Culture, Employees and Recruiting
We strive to create a culture that promotes performance excellence, respect for colleagues’ ideas and judgment, and recognizes the value of our professional staff’s unique skills and capabilities. We seek to attract highly qualified and ambitious employees. We strive to establish an environment in which all employees can make their best personal contribution and have the satisfaction of being part of a unique team. We believe we have a track record of successfully attracting and retaining highly skilled employees because of the quality of our work environment, the professional challenges of our assignments, and the financial and career advancement opportunities we offer.
As of September 30, 2010, we had approximately 3,101 employees, and approximately 2,886 full-time employees. Approximately 30% of our employees have Ph.D.s or masters degrees, and approximately 79% of our employees have college degrees. More than 29% of our employees have Top Secret or higher level security clearances. We believe we have a good relationship with our employees. None of our employees is covered by a collective bargaining agreement.
We view our employees as our most valuable asset. Our success depends in large part on attracting and retaining talented, innovative, experienced professionals at all levels. We rely on the availability of skilled technical and administrative employees to perform our research, development and technological services for our customers. The market for certain technical skills in our core business areas is at times extremely competitive. This makes employee recruiting and retention in these and other specialized areas extremely important. We recognize that our benefits package, work environment, incentive compensation, and employee-owned culture will continue to be important in recruiting and retaining highly skilled employees.

Our Customers
We provide scientific, research and development, technical expertise, and operational support to a diverse group of U.S. government customers, as well as commercial, state, local and international government customers. As of September 30, 2010, we had approximately 500 customers, including a number of Cabinet-level U.S. government departments and agencies, state, and foreign governments. We have approximately 550 Department of Defense contracts and delivery orders with the U.S. Navy, Army and Air Force; the Joint Forces Command; DARPA; the Defense Information Systems Agency and others representing 92.5% of our 2010 revenue. Other federal government departments and civilian agencies accounted for 5.0% of our sales, including the National Institute of Environmental Health Sciences, the U.S. Department of Energy and the EPA. State and local governments and commercial and international customers accounted for the remaining 2.5% of current year revenue. The table below shows revenue by customer category for fiscal years ended September 30, 2010, 2009 and 2008.

	September 30,
	2010		2009		2008
	(In thousands)
U.S. Department of Defense	$771,835	92.5%	$735,304	91.7%	$660,969	89.4%
Other Federal Civilian Agencies	41,413	5.0%	38,474	4.8%	33,168	4.5%
Commercial and International	20,740	2.5%	28,447	3.5%	45,345	6.1%

Total	$833,988	100.0%	$802,225	100.0%	$739,482	100.0%

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
We frequently compete against well-known firms in the industry as a prime contractor. Our competitors include Booz Allen Hamilton, BAE, Battelle, CACI International Inc, Science Applications International Corporation, SRA International, Inc., Computer Sciences Corporation and the services divisions of Lockheed Martin, General Dynamics and Northrop Grumman. In the commercial arena, we frequently compete with smaller, highly specialized technical companies, as well as a number of larger companies such as, Westinghouse, General Electric, Enercon, Accenture, CAE and L-3 Communications Corporation.
We also compete at the task order level, where knowledge of the customer, its procurement requirements and its environment is often the key to winning business. We have been successful in ensuring our presence on numerous contracts and GSA Schedules, and in competing for tasks under those contracts. The variety of contract vehicles at our disposal, as a prime contractor or subcontractor, allows us to market our services to any U.S. government agency. We have experience providing services to a diverse array of U.S. government departments and agencies. We have first-hand knowledge of our customers and their goals, problems and challenges. Most government contracts we seek are competitive awards. We believe our customers typically consider the following key factors in awarding contracts: technical capabilities and approach; personnel quality and management capabilities; previous successful contract performance; and price.
In our experience, price and technical capabilities are a customer’s two most important considerations in contracts for complex technological programs. We believe our customer knowledge, our government contracting and technical capabilities, and our pricing policies enable us to compete effectively. Over the past three years, we won 61% of the dollar value of all contracts we bid on and over 83% of the dollar value of contract bids where we were the incumbent.
Change in Tax Status
From inception until March 22, 2010, Alion was an S-corporation and was not subject to federal or most state income taxes. All our subsidiaries were qualified S-corporation subsidiaries or disregarded entities. An S corporation is a reporting entity which can only have a single class of stock, no more than 100 shareholders, and only certain types of shareholders, such as individuals, trusts and certain tax-exempt organizations, including ESOPs. Alion’s income and losses were allocated to the ESOP Trust, its tax-exempt shareholder.

On March 22, 2010, we issued deep-in-the-money warrants deemed to constitute a second class of stock. Because we now have two classes of stock, we no longer qualify as an S-corporation and automatically became a C-corporation. Some of our subsidiaries are also subject to separate state income tax and reporting requirements. We will file two sets of tax returns this year, one for part of the year as an S corporation and the other for the part of the year as a C corporation. We are also subject to franchise and other business taxes that are not affected by our change in federal tax status.
The Internal Revenue Code permits the IRS to impose significant penalties on a subchapter S employer that maintains an ESOP if the ESOP allocates stock to certain “disqualified persons” above statutory limits or if disqualified persons as a group own 50% or more of a company’s stock. For this purpose, a “disqualified person” is typically someone who owns 10% or more of the subchapter S employer’s stock (including deemed ownership through stock options, warrants, stock appreciation rights, phantom stock, and similar rights). The KSOP and the SAR plan include provisions designed to prohibit allocations that violate these limits. Apart from the warrants related to the IIT subordinated note that formerly represented approximately 24% of our common stock, no one person held an ownership interests representing more than 5% of Alion while we were an S corporation. See Note 14 — Redeemable Common Stock Warrants in our audited financial statements elsewhere in this report.
Business Development and Promotional Activities
We promote our contract research services by meeting face-to-face with current and potential customers, obtaining new work from satisfied customers, and responding to requests for proposals (RFPs) and international tenders current and prospective customers publish or direct to our attention. We use our knowledge of and experience with U.S. government procurement procedures, and our relationships with government personnel, to try to maximize our ability to respond timely to RFPs and customer requests. We bid on contracts in our core business areas and related areas, that we believe we have a good chance of winning. When we bid on a potential contract, we draw on our core business area expertise to display the technical skills we can bring to a particular contract.
Our business developers work face to face with customers, are experienced in marketing to government customers, know the services and products they represent, and understand each particular customer’s organization, mission and culture. These professionals possess a working knowledge of rules governing the marketing limitations that are unique to the government arena. They understand government funding systems, conflict of interest restrictions and procurement integrity directives, and the procedural requirements designed to establish a level competitive playing field and ensure appropriate use of public funds.
Our technical staff is an integral part of our promotional efforts. The customer relationships they develop through their work often lead to additional business and new research opportunities. We hold weekly company-wide business development meetings to review proposal opportunities and determine strategy in pursuing these opportunities. We also use independent consultants for promoting business, developing proposal strategies and preparing proposals as necessary.
We spent approximately $0.7 million, $0.7 million, and $1.0 million on internally-funded research and development for the years ended September 30, 2010, 2009 and 2008. This is in addition to our substantial research and development activities on customer-funded projects. We believe actively fostering an environment of innovation is critical to our ability to grow our business, allowing us to be proactive in addressing issues of national concern in public health, safety and national defense.
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

Foreign Operations
In each of the past three fiscal years, nearly 100% of our revenue came from contracts with U.S.-based customers. We treat sales to U.S. government customers as United States sales regardless of where we perform our services.
Company Information Available on the Internet
Our internet address is www.alionscience.com. Information on the Company’s website is not incorporated by reference into this report.
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
Operating and maintenance costs associated with environmental compliance and preventing contamination at our facilities are a normal, recurring part of our operations. These costs have not been material in the past and are not material to our total operating costs or cash flows. Such costs are usually allowable under government contracts. Based on information presently available to us and on current U.S. government environmental policies relating to allowable costs, all of which are subject to change, we do not expect environmental compliance to materially affect us. We also believe our facilities’ environmental compliance costs will continue to be allowable.
Under existing U.S. environmental laws, potentially responsible parties can be held jointly and severally liable. We could be potentially liable to the government or third parties for the full cost of investigating or remediating contamination at our sites or at third-party sites in the event contamination is identified and remediation is required. In the unlikely event that we were required to fully fund remediation of a site, the statutory framework may allow us to pursue rights of contribution from other potentially responsible parties.

Item 1A.	Risk Factors
Risks Related to Our Debt Structure
We have incurred a significant amount of debt; our debt load may limit our financial and operational flexibility which could prevent us from fulfilling our obligations under our debt agreements.
In August 2004, we refinanced the senior debt we incurred to acquire IITRI’s assets. Partly to fund our growth through subsequent acquisitions, we incurred substantial additional debt. In March 2010, we re-financed our outstanding Term B senior debt and subordinated debt by issuing Senior Secured Notes. As of September, 2010, we owe lenders $580.5 million: approximately $313.3 million in senior secured note principal; $250 million in unsecured note principal; and $17.2 million in accrued interest. Secured note principal will increase from now through November 2014 as we issue notes to pay payment-in-kind (PIK) interest. We have managed significant amounts of debt since December 2002. However, we continue to face challenges in functioning as a highly leveraged company in volatile and unfavorable credit markets.
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
We have the ability to incur additional debt, including the ability to raise up to $10 million of additional senior secured indebtedness with first-out rights and an additional $10 million of pari passu senior secured indebtedness, subject to limitations that are imposed by the covenants in the new revolving credit facility, the indenture governing the 10 1/4% senior unsecured notes, which we refer to as the “First Indenture”, and the indenture governing the 12% senior secured notes, which we refer to as the “Second Indenture”. In addition, the payment of PIK interest on the secured notes will increase our debt by the amount of such PIK payments. The First Indenture, the new revolving credit facility and the Second Indenture do not completely prohibit us from incurring additional debt. The more we borrow, the more we, and in turn our security holders, become exposed to the risks described under “We have incurred a significant amount of debt; our debt load may limit our financial and operational flexibility which could prevent us from fulfilling our obligations under our debt agreements.” See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Discussion of Debt Structure” for additional information.
Our First Indenture, the new revolving credit facility and the Second Indenture restrict our operations.
Our First Indenture, the new revolving credit facility, and the Second Indenture contain, and our future debt agreements may contain, covenants that may restrict our ability to engage in activities that may be in our long-term best interest, including financing future operations or capital needs or engaging in other business activities. Our First Indenture, the new revolving credit facility and the Second Indenture restrict, among other things, our ability and the ability of our subsidiaries to:
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
Default under the new revolving credit facility, the First Indenture or the Second Indenture could allow lenders to declare all amounts outstanding under the new revolving credit facility, the Secured Notes and the Unsecured Notes to be immediately due and payable. We have pledged substantially all of our assets to secure the debt under the new revolving credit facility and the secured notes. If lenders under the new revolving credit facility declare amounts outstanding under the new revolving credit facility to be due, they could proceed against those assets. Any event of default could have a material adverse effect on our business, financial condition and operating results if creditors were to exercise their rights.

From time to time we may require consents or waivers from our lenders to permit actions that the new revolving credit facility, the First Indenture or the Second Indenture prohibit. If, in the future, lenders refuse to waive the restrictive covenants and/or financial levels under the new revolving credit facility, the First Indenture and/or the Second Indenture, then we could be in default on the new revolving credit facility, the First Indenture and/or the Second Indenture. We could be prohibited from undertaking actions necessary or desirable to maintain or expand our business. There is no guarantee we will be able to obtain additional consents or waivers from our lenders.
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
Our corporate family credit ratings at Standard & Poor’s and Moody’s Investors Service were lowered in fiscal year 2009 to B- and Caa3. A downgrade in such ratings could increase our cost of capital, or limit any attempt to obtain additional financing in the future. An increase in our cost of capital would adversely affect our results of operations and our financial position.
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

Risks Related to Internal Controls
We could incur adverse effects from our prior disclosures relating to our failures to comply with prior financial covenants.
In 2009, we determined that the Consolidated EBITDA we had reported to our lenders did not conform to the definitions in our debt agreements. We failed to deduct certain deferred compensation and ESOP-related cash outflows and this overstated our Consolidated EBITDA. As correctly calculated, our Consolidated EBITDA indicated we had failed to comply with the senior secured leverage and interest coverage ratio covenants in our now-extinguished Term B Senior Credit Agreement. Our failure to meet these covenants led to non-compliance with other covenants in the Term B Senior Credit Agreement. These covenant defaults made all amounts outstanding under the Term B Senior Credit Agreement immediately callable by the administrative agent or lenders holding a majority of the loans outstanding. As a result, we initially incorrectly reported these amounts as non-current rather than current liabilities. In December 2009, we obtained a waiver of covenant defaults that occurred prior to December 31, 2009.
We are unable to predict the likelihood of or potential outcomes from private securities litigation, regulatory proceedings or government enforcement actions relating to our prior disclosures regarding covenant compliance. These matters could be time-consuming and expensive to resolve, distract management from other business concerns and harm our reputation and our business. Adverse findings in litigation, regulatory proceedings or government enforcement actions, could require us to pay damages or penalties or impose other remedies which could harm our reputation, our business and our financial condition.
We discovered errors in our historic calculations of Consolidated EBITDA because of which we failed to comply with certain covenants in our previously existing Term B Senior Credit Agreement. Our prior disclosures relating to our compliance with our financial covenants could have material adverse effects on our business and financial condition.
In late 2009, we discovered that the Consolidated EBITDA we had reported to our lenders did not conform to the definition in our previously existing Term B Senior Credit Agreement. Since entering into the agreement, we had miscalculated several components of Consolidated EBITDA over numerous periods of time. For example, from 2004 to 2009 we had not deducted from Consolidated EBITDA cash outflows related to deferred compensation plans, including the stock appreciation rights plans, phantom stock plans and the Long-Term Incentive Plan, as well as share redemption payments for prior 401-K matching and retirement plan contributions. These errors resulted in our overstating Consolidated EBITDA by the amount of these deductions. After properly taking these miscalculations into account, the result was that the Company was not compliant with the senior secured leverage (or predecessor test) and interest coverage ratio covenants in the Term B Senior Credit Agreement for eleven quarters between June 30, 2006 and September 30, 2009. Our non-compliance with these financial covenants triggered non-compliance with other covenants under the Term B Senior Credit Agreement.
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
Risks Related to Our Business and Operations
We expect to experience net losses in at least our next four years of operation.
Despite recognizing a $50.7 million gain on extinguishing our subordinated debt this year, we have had a net loss every year since our inception in late 2002. We expect to incur a net loss in at least our next four years of operation, fiscal years 2011 through 2014. Interest expense on existing debt, amortization of purchased contracts and future deferred income tax expense are among the most significant factors contributing to our estimated future net losses. The size of future losses and achieving profitability depend on sustaining significant revenue growth and controlling expenses. We may not become profitable if revenue grows more slowly than we anticipate, or if operating expenses exceed our expectations. Even if we become profitable, we may not be able to sustain our profitability.
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
These factors will also affect our ability to meet future ESOP repurchase obligations. In August 2014, we must re-pay any outstanding revolving credit facility balance. We are required to pay all principal and accrued interest outstanding on our Senior Secured Notes on November 1, 2014. Three months later on February 1, 2015, we are required to pay all principal and accrued interest outstanding on our Senior Unsecured Notes.
We may not generate sufficient cash flow to comply with our financial covenants and meet our payment obligations when they become due. If we are unable to comply with our financial covenants, or if we are unable to generate sufficient cash flow or otherwise obtain the funds we need for required debt payments, we may have to refinance our debt. We cannot be certain we could refinance our obligations on favorable terms, or at all. Absent refinancing, our lenders would be able to accelerate our debt’s maturity. As a result, we could default under our other senior debt, expose our assets to seizure, or declare bankruptcy.

We face intense competition from many companies that have greater resources than we do. This could cause price reductions, reduced profitability, and loss of market share.
We operate in highly competitive markets and often encounter intense competition to win contracts. If we are unable to successfully compete for new business, our revenue growth and operating margins may decline. Many of our competitors are larger and have greater financial, technical, marketing, and public relations resources, larger client bases, and greater brand or name recognition than we do. Larger competitors include U.S. federal systems integrators such as Booz Allen Hamilton, Computer Sciences Corporation, CACI International Inc, Science Applications International Corporation, SRA International, Inc., and the services divisions of large defense contractors such as Lockheed Martin Corporation, General Dynamics Corporation and Northrop Grumman Corporation. Our larger competitors may be able to vie more effectively for very large-scale government contracts. Our larger competitors also may be able to provide clients with different or greater capabilities or benefits than we can provide in areas such as technical qualifications, past performance on large-scale contracts, geographic presence, price, and availability of key professional personnel. Our competitors have established relationships among themselves or with third parties, including through mergers and acquisitions, to increase their ability to address client needs. They may establish new relationships; new competitors or competitive alliances may emerge.
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

Historically, a few contracts have provided most of our revenue. If we do not retain or replace these contracts our operations will suffer.
The following six federal government contracts accounted for half of our revenue both this year and last year.
1.	Modeling and Simulation Information Analysis Center for the Defense Information Systems Agency (13.0%, 6.8%)

2.	Seaport Multiple Award Contract for the Naval Sea Systems Command (NAVSEA) (12.7%, 14.3%)

3.	Technical and Analytical Support for the U.S. Air Force (10.3%, 9.5%)

4.	Seaport E Multiple Award Contract for NAVSEA (9.2%, 5.2%)

5.	Weapons System Information Analysis Center for the Defense Information Systems Agency (6.0%, 5.5%)

6.	Engineering, Financial and Program Management Support Services to the U.S. Navy Virtual SYSCOM (5.0%, 7.0%)
Termination of these contracts or our inability to renew or replace them when they expire could cause our revenue to decrease and could have a material adverse effect on our business, financial condition, operating results or ability to meet our financial obligations.
If we are unable to manage our growth, our business could be adversely affected.
Sustaining our growth has placed significant demands on our management, as well as on our administrative, operational and financial resources. To continue to manage our growth, we must continue to improve our operational, financial and management information systems and expand, motivate and manage our workforce. If we are unable to successfully manage our growth without compromising our quality of service and our profit margins, or if new systems we implement to assist in managing our growth do not produce the expected benefits, our business, prospects, financial condition, operating results or ability to meet our financial obligations could be materially and adversely affected.
Acquisitions could increase our costs or liabilities or be disruptive.
One of our key operating strategies has been and continues to be to selectively pursue and implement acquisitions. We have made a number of acquisitions in the past, and will consider other acquisitions in the future. We may not be able to locate suitable acquisition candidates at prices we consider appropriate or to finance acquisitions on terms satisfactory to us. If we do identify an appropriate acquisition candidate, we may not be able to successfully negotiate acquisition terms or financing or, if the acquisition occurs, integrate the acquired business into our existing business. Negotiations of potential acquisitions and the integration of acquired business operations could disrupt our business by diverting management away from day-to-day operations. Acquisitions of businesses or other material operations may require additional debt or equity financing, resulting in additional leverage or dilution of ownership. Integration difficulties could be increased by the need to coordinate geographically dispersed organizations, integrate personnel with disparate business backgrounds and combine different corporate cultures. We also may not realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates. In addition, future impairments of intangible assets could reduce our future reported earnings. Acquisition candidates might have liabilities or adverse operating issues that we fail to discover through due diligence prior to acquisition, but which we have to assume in an acquisition. Such liabilities could have a material adverse effect on our business, financial condition, operating results and ability to meet our financial obligations.
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
Availability of highly trained and skilled professional, administrative and technical personnel is critical to our future growth and profitability. Even in the current economic climate, competition in our industry for scientists, engineers, technicians, management and professional personnel is intense and competitors aggressively recruit key employees. Due to our growth and this competition for experienced personnel, particularly in highly specialized areas, it has become more difficult to timely meet all our needs for these employees. We cannot be certain we will be able to attract and retain such employees on acceptable terms. Any failure to do so could have a material adverse effect on our business, financial condition, results of operations and our ability to meet our financial obligations. Failure to recruit and retain a sufficient number of these employees could adversely affect our ability to maintain and grow our business. Some of our contracts require us to staff a program with personnel the customer considers key to successful performance. If we cannot provide these key personnel or acceptable substitutes, the customer may terminate the contract, and we may not be able to recover our costs.

In order to succeed, we will have to keep up with rapid technological changes in a number of industries. Various factors could affect our ability to keep pace with these changes.
Our success will depend on our ability to keep pace with changing technologies in our core business areas. These technologies can change rapidly. Even if we keep up with the latest developments and available technology, newer services or technologies could negatively affect our business. Integrating our research services’ diverse technologies involved is complex and in many instances has not been previously attempted. Our success will depend significantly on our ability to develop, integrate and deliver technologically advanced products and services at the same or faster pace as our competitors, many of which have greater resources than we do.
A continued economic downturn could harm our business.
Our business, financial condition, operating results and ability to meet our financial obligations may be affected by various economic factors. Continued unfavorable economic conditions may make it more difficult for us to maintain or continue our revenue growth. In an economic recession, or under other adverse economic conditions which may arise from natural or man-made events, customers and vendors may be less likely to meet contractual terms and payment or delivery obligations. Continued weakness or further deterioration of economic conditions may have a material adverse effect on our business, financial condition, operating results and ability to meet our financial obligations.
Adverse changes in market conditions, the stock market or the merger and acquisition environment in our industry could adversely affect the value of our goodwill which could cause us to recognize an impairment charge.
If market conditions were to become more unfavorable, if merger and acquisition activity in our industry were to occur at significantly lower prices, or we are unable to grow our revenue and operating profit, we might have to recognize an impairment charge to the significant goodwill we have from our prior acquisitions. An impairment charge could have a material adverse effect on our operating results, our ability to meet our debt covenants and continuing access to our credit facility.
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

On March 22, 2010, our S corporation election automatically terminated and we became a C corporation for U.S. federal income tax purposes. As a C corporation we are subject to federal and state income tax at regular corporate rates. The increase in our effective tax rate could reduce cash available to pay our debt and other financial obligations and to invest in our operations.
At all times from Alion’s formation through March 22, 2010, we were treated as an S corporation for U.S. federal income tax purposes. As an S corporation, we were not subject to federal income taxes or most state income taxes. Our income, gains, losses, deductions and credits flowed to our sole shareholder, the ESOP Trust. On March 22, 2010, we became a C-corporation required to pay federal and state income taxes at regular corporate rates. Our change in tax status could reduce cash available to repay debt, invest in operations or fulfill our other financial obligations.
The Internal Revenue Service (IRS) could successfully challenge the validity of our S corporation election for tax periods prior to March 22, 2010, and we could possibly owe additional U.S. federal and state income tax.
At all times from Alion’s formation through March 22, 2010, we believe Alion was a valid S corporation under the provisions of the Internal Revenue Code and in those states that recognize S corporation status. We filed appropriate federal and state S corporation and state C corporation tax returns for all years through fiscal 2009. If the IRS or state tax agencies were to successfully challenge our S corporation status, we might owe additional federal and state income taxes. Additional tax obligations would reduce cash available to repay debt, reinvest in operations or fulfill our other financial obligations.
Risks Related to Our Industry
We depend on U.S. government contracts for substantially all of our revenue. Changes in the contracting or fiscal policies of the U.S. government could adversely affect our business, financial condition or results of operations.
U.S. government agency contracts provided approximately 98%, 97%, and 94% of our revenue for the years ended September 30, 2010, 2009 and 2008. In fiscal years 2010, 2009 and 2008, DoD contracts accounted for approximately 93%, 92% and 89% of our total revenue. Contracts with other government agencies accounted for approximately 5% of our total revenue each year. We expect U.S. government contracts are likely to continue to account for a significant portion of our revenue in the future. Changes in U.S. government contracting policies could directly affect our financial performance. Factors that could materially adversely affect our U.S. government contracting business include:
•	budgetary constraints affecting U.S. government spending generally, or specific departments or agencies in particular;
•	changes in U.S. government fiscal policies or available funding;
•	changes in U.S. government programs or requirements;
•	U.S. government curtailment of its use of technology services firms;
•	adoption of new laws or regulations;
•	technological developments;
•	U.S. government shutdowns (such as that which occurred during the U.S. government’s 1996 fiscal year);
•	Competition and consolidation in the information industry; and
•	General economic conditions.
These or other factors could cause U.S. government departments or agencies to reduce their purchases under contracts, to exercise their right to terminate contracts or fail to exercise options to renew contracts, any of which could have a material adverse effect on our business, financial condition, operating results and ability to meet our financial obligations.
Many of our U.S. government customers are subject to increasing constraints. We have substantial contracts in place with many U.S. government departments and agencies. Our continuing performance under these contracts, or the possibility of new contracts from these agencies, could be materially adversely affected by agency spending reductions or budget cutbacks. Such reductions or cutbacks could materially adversely affect our business, financial condition, operating results and ability to meet our financial obligations.

Failure by Congress to timely approve budgets for the federal agencies we support could delay or reduce spending and cause us to lose revenue.
Each year, Congress must approve budgets for each of the U.S. government departments and agencies we support. When Congress is unable to agree on budget priorities, and is unable to pass the annual budget on a timely basis, it typically enacts a continuing resolution. A continuing resolution allows U.S. government agencies to operate at spending levels equal to or less than levels approved in the prior budget cycle. This can delay funding we expect to receive from clients for work we are already performing. A continuing resolution can delay or even cancel new initiatives which could adversely affect our business, financial condition, operating results and ability to meet our financial obligations.
We may not realize the full amount of our backlog, which could lower future revenue.
The maximum contract value identified in a U.S. government contract does not necessarily determine the revenue we will realize from that contract. Congress normally appropriates funds for a given program each fiscal year, even when actual contract performance may take many years. As a result, U.S. government contracts ordinarily are only partially funded at the time of award. Normally a procuring agency commits additional money to a contract only as Congress makes subsequent fiscal year appropriations. Estimates of future revenue attributed to backlog are not necessarily precise. Receipt and timing of any of this revenue is subject to various contingencies such as changed U.S. government spending priorities and government decisions not to exercise existing contract options. Many contingencies are beyond our control. The backlog on a given contract may not ultimately be funded or may only be partially funded, which may cause our revenue to be lower than anticipated, and adversely affect our business, financial condition, operating results and ability to meet our financial obligations.
Many of our U.S. government customers procure goods and services through ID/IQ, GWAC or GSA Schedule contracts under which we must compete for post-award orders.
Budgetary pressures and reforms in the procurement process have caused many U.S. government customers to purchase goods and services through ID/IQ, GSA Schedule contracts and other multiple award and/or GWAC contract vehicles. These contract vehicles increase competition and pricing pressure requiring us to make sustained post-award efforts to obtain awards and realize revenue. There can be no assurance that we will increase revenue or otherwise sell successfully under these contract vehicles. Our failure to compete effectively in this procurement environment could harm our business, financial condition, operating results and ability to meet our financial obligations.
U.S. government contracts contain termination provisions that are unfavorable to us.
U.S. government agencies can terminate contracts with suppliers at any time without cause. If a government agency terminates one of our contracts without cause, we are likely to be compensated for services we have provided or costs we incurred up to the termination date, and receive payment for termination-related costs and a negotiated contract fee. However, if the U.S. government terminates a contract because we defaulted under the terms of the contract, we may be liable for any extra costs the U.S. government incurs to procure undelivered services from another company. Termination of any of our large U.S. government contracts could negatively impact our revenue and adversely affect our business, financial condition, operating results and ability to meet our financial obligations.
If we do not accurately estimate the expenses, time and resources necessary to meet our contractual obligations, our contract profits will be lower than expected.
The total price on a cost-reimbursement contract is primarily based on allowable costs incurred subject to a contract funding limit. U.S. government regulations require us to notify our customers of any cost overruns or underruns on a cost-reimbursement contract. We may not be able to recover cost overruns in excess of a contract’s funding limit and may not earn the profit we anticipated from the contract.
In a fixed-price contract, we estimate project costs and agree to perform services for a predetermined price regardless of our actual costs. We pay for any cost overruns. If we fail to anticipate technical problems, or accurately estimate or control costs, we may face a lower fixed-price contract profit margin or even a loss. Provisions in our financial statements for estimated contract losses may not be adequate to cover all our actual losses.

Our operating margins and operating results may suffer if cost-reimbursement contracts increase in proportion to our total contract mix.
Based on profit as a percentage of estimated standard costs, cost-reimbursement contracts are our least profitable type of contract because government regulations limit cost-reimbursement contract fee levels. Our U.S. government customers typically choose the type of contract they issue. To the extent that in the future cost-reimbursement contracts increase as a percentage of our contract mix, operating margins and results may suffer.
If our fixed-price contract revenue declines in total or as a proportion of our total business, or if profit rates on these contracts deteriorate, our operating margins and operating results may suffer.
We have historically earned higher profit margins on fixed-price contracts. If fixed-price contract revenue decreases, or customers shift to other types of contracts, our operating margins and operating results may suffer. We cannot ensure we will be able to maintain our historic profitability levels on fixed-price contracts overall.
Our subcontractors’ failure to perform contractual obligations could damage our reputation as a prime contractor and our ability to obtain future business.
As a prime contractor, we often rely significantly upon other companies as subcontractors to perform work we are obligated to deliver to our customers. A failure by one or more of our subcontractors to timely perform services satisfactorily could cause us to be unable to perform our duties as a prime contractor. We have limited involvement in the work our subcontractors perform, and as a result, we may have exposure to problems our subcontractors cause. Subcontractor performance deficiencies could result in a government customer terminating our contract for default. A default termination could make us liable for customer re-procurement costs, damage our reputation, and hurt our ability to compete for future contracts.
Because U.S. government contracts are subject to government audits, contract payments are subject to adjustment and repayment which may result in lower than expected contract revenue.
U.S. government contract payments received that exceed allowable costs are subject to adjustment and repayment after the government audits our contract costs. All our federal government contract indirect costs have been audited and negotiated through fiscal year 2004. The government is auditing our claims for fiscal years 2005 and 2006. We timely submitted our incurred cost proposals for fiscal years 2007-2009 and expect to submit our current year proposal when due. If the estimated reserves in our financial statements for excess billings and contract losses are not adequate, future government contract revenue may be lower than expected.
If we fail to recover at- risk contract costs, we may have reduced fees or losses.
We are at risk for any costs we incur before a contract is executed or renewed. A customer may choose not to pay us for these costs. At September 30, 2010 we had $25 million in at-risk costs. While such costs were associated with specific anticipated contracts and funding modifications, we cannot be certain that our customers will execute these contracts or contract renewals or that they we pay us for all our related at-risk costs.
Actual or perceived conflicts of interest may prevent us from being able to bid on or perform contracts.
U.S. government agencies have conflict of interest policies that may prevent us from bidding on or performing certain contracts. When dealing with U.S. government agencies that have conflict of interest policies, we must decide, at times with insufficient information, whether to participate in the design process and lose the chance of performing the contract or to turn down the design opportunity for the chance of performing the future contract. We have, on occasion, declined to bid on particular projects because of actual or perceived conflicts of interest. We are likely to continue encountering such conflicts of interest in the future, particularly if we acquire other U.S. government contractors. Future conflicts of interest could cause us to be unable to secure key contracts with U.S. government customers.
As a U.S. government contractor, we must comply with complex procurement laws and regulations and our failure to do so could have a negative impact upon our business.
We must comply with and are affected by laws and regulations relating to the formation, administration and performance of U.S. government contracts, which may impose added costs on our business. If a government review or investigation uncovers improper or illegal activities, we may be subject to civil and/or criminal penalties and administrative sanctions, including contract termination, fines, forfeiture of fees, suspension of payment and suspension or debarment from doing business with U.S. government agencies, which may impair our ability to conduct our business.

We derive significant revenue from U.S. government contracts awarded through competitive bidding which is an inherently unpredictable process.
We obtain most of our U.S. government contracts through competitive bidding. We face risks associated with:
•	the frequent need to bid on programs in advance of the completion of their design, which can result in unforeseen technological difficulties and/or cost overruns;
•	the substantial time and effort, including design, development and promotional activities, required to prepare bids and proposals for contracts we may not win; and
•	the rapid rate of technological advancement and design complexity of most of our research offerings.
Upon expiration, U.S. government contracts may be subject to a competitive re-bidding process. We may not succeed in winning new contract awards or renewals in the future. Our failure to renew or replace existing contracts when they expire or win new contracts, would negatively impact our business, financial condition, operating results and ability to meet our financial obligations.
Our failure to obtain and maintain necessary security clearances may limit our ability to carry out confidential work for U.S. government customers, which could cause our revenue to decline.
As of September 30, 2010, we had approximately 174 DoD contracts that required us to maintain facility security clearances at our 27 sites, and approximately 2,715 of our employees held security clearances needed to perform these contracts. Each cleared facility has a Facility Security Officer and Key Management Personnel whom the U.S. Department of Defense — Defense Security Service requires to be cleared to the level of the facility security clearance. Individual employees are selected to be cleared, based on specific classified contract task requirements and each employee’s technical, administrative or management expertise. Once an employee gets security clearance, he or she can have access to classified contract information, based on clearance level and “need to know.” Protecting classified information is paramount. Loss of a facility clearance, or an employee’s failure to obtain or maintain a security clearance, could result in a U.S. government customer terminating an existing contract or choosing not to renew a contract. If we cannot maintain or obtain the required security clearances for our facilities and our employees, or obtain these clearances in a timely manner, we may be unable to perform certain U.S. government contracts. Lack of required clearances could also impede our ability to bid on or win new government contracts, which might result in terminating current research activities. This could damage our reputation and our revenue would likely decline, which would adversely affect our business, financial condition, operating results and ability to meet our financial obligations.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our principal operating facility is in McLean, Virginia and consists of 23,823 square feet of leased office space. We also lease approximately 74 additional office facilities totaling 997,664 square feet. Of these, our largest offices are located in Washington, DC; Fairfax, Alexandria, Vienna, Arlington, Norfolk, Suffolk, and Newport News, Virginia; Pittsburgh and West Conshohocken, Pennsylvania; Huntsville, Alabama; Mystic, Connecticut; Annapolis Junction and Lanham, Maryland; Orlando, Florida; Rome, New York; Iselin, New Jersey; Pascagoula, Mississippi; Fairborn, Ohio; Mt. Clements, Michigan; Boulder, Colorado; Durham, North Carolina; Bath, Maine; San Diego, California; Albuquerque and Los Alamos, New Mexico; and Warrenville, Illinois. We lease 18 laboratory facilities totaling 103,008 square feet, for contract-related research. Our largest laboratories are located in Durham, North Carolina; Chicago and Geneva, Illinois; Annapolis Junction and Lanham, Maryland; West Conshohocken, Pennsylvania; and Louisville, Colorado. Lease terms vary in length from one to ten years, and are generally at market rates.
Aggregate average monthly base rental expense for fiscal years 2010 and 2009 was $2,647,976 and $2,005,800. We periodically enter into other lease agreements that are, in most cases, directly chargeable to current contracts. These obligations are usually either covered by currently available contract funds or cancelable upon termination of the related contracts. We consider our leased space to be adequate for our current operations, and foresee no difficulties in meeting any future space requirements.

Item 3.	Legal Proceedings
As previously reported, the Company is involved in a lawsuit related to a steam pipe explosion that occurred on or about April 23, 2004 on a construction site at 17th Street, NW in Washington, D.C. The Company no longer believes this legal proceeding to be material. We are not involved in any other legal proceeding other than routine legal proceedings occurring in the ordinary course of business. We believe that these routine legal proceedings, including the steam pipe lawsuit, are not material to our financial condition, operating results, or cash flows.
As a government contractor, from time to time we may be subject to DCAA audits and federal government inquiries. The federal government may suspend or debar for a period of time a federal contractor found to have violated the False Claims Act, or who has been indicted or convicted of violations of other federal laws. This could also result in fines or penalties. Given Alion’s dependence on federal government contracts, suspension or debarment could have a material adverse effect on our business, financial condition, operating results, and ability to meet our financial obligations. We are not aware of any such pending federal government claims or investigations.

Item 4.	[Removed and Reserved]
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
There is no established public trading market for Alion’s common stock. As of September 30, 2010, the ESOP Trust was the only holder of our common stock. The ESOP Trustee is independent of the Company and its management. Consistent with its fiduciary responsibilities, the ESOP Trustee retains an independent third party valuation firm to assist it in determining the fair market value (share price) at which the Trustee may acquire or dispose of investments in Alion common stock. Alion’s transactions with the Trust during the past two years were based on the fair market value share prices and dates set out below.

Share
Valuation Date	Price

September 30, 2010	$26.65
March 31, 2010	$28.00
September 30, 2009	$34.50
March 31, 2009	$34.30
In fiscal year 2010, Alion employees directed approximately $4.0 million in pre-tax salary deferrals and rollovers to the ESOP Trust to purchase beneficial interests in Alion common stock, approximately $2.1 million at $28.00 per share and approximately $1.9 million at $26.65 per share. The Company did not use an underwriter and did not pay underwriter discounts or commissions. Alion offered and sold beneficial interests in the KSOP to eligible employees under a registration statement filed on Form S-8. There were no other sales of unregistered securities other than sales of unregistered securities already reported by the Company in current reports on Form 8-K.
Dividend Policy
We are required to make “distributions” to purchase common stock from the ESOP to meet our repurchase obligations. We do not expect to pay any dividends and the terms of our credit agreements limit our ability to do so. We currently intend to retain future earnings, if any, to use in operating our business. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend on our operating results, our financial condition, contractual restrictions, applicable law and other factors our Board of Directors determines to be relevant. The Senior Secured Notes, the Senior Unsecured Notes and our revolving credit facility prohibit us from paying dividends without consent from the respective lenders.

Item 6.	Selected Financial Data
The following table presents selected historical consolidated financial data for Alion for each of the last five fiscal years through September 30, 2010. Read this information along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes in this annual report. We derived our consolidated operating data for the years ended September 30, 2010, 2009 and 2008 and our September 2010 and 2009 consolidated balance sheet data from our audited consolidated financial statements included in this annual report. We derived our consolidated operating data for the years ended September 30, 2007 and 2006 and our September 2008, 2007 and 2006 consolidated balance sheet data from our consolidated financial statements not included in this annual report. Our historical consolidated financial information may not be indicative of our future performance.

	Selected Financial Data of Alion Science and Technology Corporation
	For Years Ended September 30,
	2010	2009	2008	2007	2006
	(In thousands, except share and per share data)
Consolidated Operating Data:
Contract revenue	$833,988	$802,225	$739,482	$737,587	$508,628
Direct contract expenses	638,000	615,700	566,408	562,139	381,467
Operating expenses	157,068	148,960	152,117	161,283	129,466

Operating income (loss)	38,920	37,565	20,957	14,165	(2,305)
Interest expense (a)	(67,613)	(55,154)	(47,382)	(51,226)	(29,691)
Net loss	$(15,232)	$(17,041)	$(25,334)	$(42,770)	$(31,115)
Basic and diluted loss per share	$(2.81)	$(3.25)	$(5.01)	$(8.35)	$(6.19)

Basic and diluted weighted-average common shares outstanding	5,427,979	5,246,227	5,057,337	5,121,033	5,029,670

Consolidated Balance Sheet
Data at End of Period:
Net accounts receivable	$174,032	$180,157	$168,451	$186,660	$150,412
Total assets	646,302	647,498	655,946	683,970	650,969
Working capital	59,796	27,833	33,275	60,880	52,284
Current portion of long-term debt and interest(b)	17,217	14,428	11,932	14,541	2,816
Long-term debt, excluding current portion(b)	521,957	535,822	528,774	556,943	478,859
Common stock warrants	20,785	—	—	—	—
Redeemable common stock warrants	—	32,717	39,996	33,610	35,234
Redeemable common stock	150,792	187,137	200,561	200,768	213,719

Accumulated deficit	(246,270)	(274,559)	(276,876)	(260,147)	(221,009)
Other Data:
Depreciation and amortization	$16,732	$18,959	$20,715	$21,824	$16,566
Cash flows provided by (used in):
Operating activities	$2,396	$8,995	$29,320	$(5,008)	$(15,678)
Investing activities	(2,147)	(2,347)	(12,152)	(25,438)	(284,423)

(b)	Interest expense includes interest payable in cash, non-cash expenses for amortizing original issue discount and debt issue costs, and changes in the fair value of redeemable stock warrants.

(c)	Debt, current and long-term, includes senior and subordinated debt and accrued interest and is net of unamortized debt issue costs and original issue discount.
There were no acquisitions or material dispositions in 2010, 2009 or 2008. Operating results for all acquisitions are included in Alion’s results from their dates of acquisition. In July 2007, we bought substantially all the assets of LogConGroup, Inc. for $1.7 million plus up to $0.5 million in contingent consideration through 2011. In June 2006, Alion paid Anteon Corporation approximately $221.7 million for a group of customer contracts and related workforce. In May 2006, we acquired Micro Analysis and Design, Inc. for approximately $18.0 million. In February 2006, we purchased BMH Associates, Inc. for approximately $26.5 million and Washington Consulting, Inc. for $20.3 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of Alion’s financial condition and results of operations should be read together with the consolidated financial statements and related notes included in this annual report. This discussion contains forward-looking statements about our business and operations that involve risks and uncertainties. Future results may differ materially from those we currently anticipate as a result of the “Risk Factors” described beginning on page 14 and elsewhere in this annual report.
About This Management’s Discussion and Analysis
Our discussion provides an overview of our business and critical accounting policies; explains year-over-year changes in operating results; describes our liquidity, capital resources and certain other obligations; and discloses market and other risks that could affect us.
Overview
Alion provides scientific, engineering and information technology solutions and expertise to research and develop technological solutions for problems relating to national defense, homeland security, and energy and the environment. Our principal customers are federal government departments and agencies and, to a lesser extent, commercial and international entities. Our revenue increased 4.0%, 8.5%, and 0.3% for the years ended September 30, 2010, 2009 and 2008. The following table presents summary operating results and contract backlog data for the past three fiscal years.

	For the Years Ended September 30,
	2010	2009	2008
	(In thousands)
Revenue	$833,988	$802,225	$739,482

Net loss	$(15,232)	$(17,041)	$(25,334)

	September 30,
	2010	2009	2008
	(In millions)
Backlog:
Funded	$407.8	$376.5	$340.5
Unfunded	6,205.9	6,008.4	4,475.8

Total	$6,613.7	$6,384.9	$4,816.3

Alion contracts primarily with the federal government. We expect most of our revenue will continue to come from U.S. Department of Defense contracts. The rest of our revenue comes from a variety of commercial entities, and state, local and foreign government customers. The table below shows the percentage of revenue we derived from each major customer type for each of the past three fiscal years.

	September 30,
	2010		2009		2008
	(In thousands)
U.S. Department of Defense	$771,835	92.5%	$735,304	91.7%	$660,969	89.4%
Other Federal Civilian Agencies	41,413	5.0%	38,474	4.8%	33,168	4.5%
Commercial and International	20,740	2.5%	28,447	3.5%	45,345	6.1%

Total	$833,988	100.0%	$802,225	100.0%	$739,482	100.0%

We intend to expand our research offerings in commercial and international markets; however, any expansion will be incremental. Commercial and international revenue amounted to approximately 2.5%, 3.5%, and 6.1% of total revenue in fiscal 2010, 2009 and 2008. Our international revenue primarily comes from naval architecture and marine engineering services and telecommunications research and software.
We earn our revenue by providing employee and subcontractor services. The key to generating revenue is hiring new employees to meet customer requirements; retaining existing employees; and deploying our staff on revenue-generating contracts. We closely monitor hiring success, attrition trends, and direct labor utilization. Hiring enough employees with appropriate security clearances is a key challenge in maintaining and growing our business. We try to optimize employee labor content on our contracts because we can earn higher profits from employee services than from subcontractor services or from other contract costs like hardware or software we re-sell to customers. We plan to continue to grow revenue organically by capitalizing on our skilled work force and our sophisticated solutions competencies. If we identify opportunities and we have sufficient financial resources available, we intend to pursue strategic acquisitions.
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
Despite the President’s stated goal of reducing government’s use of cost-reimbursable contracts, Alion’s cost-reimbursable revenue increased this year as it has for the past several years. Because the scientific and engineering services we deliver are not by nature inherently governmental functions, Management believes any changes aimed at reducing overall reliance on government contractors will not materially adversely affect operations. If the government ultimately shifts contracting activity away from the cost-reimbursement arena to fixed-price contracting, Management believes Alion would likely benefit. All other factors being equal, the Company’s fixed price type contracts traditionally generate higher profit margins than cost-reimbursable contracts.
The table below summarizes revenue by contract type for each of the past three fiscal years.

	For the Years Ended September 30,
Contract Type	2010		2009		2008
	(In thousands)
Cost-reimbursement	$636,232	76.3%	$567,284	70.8%	$517,760	70.0%
Fixed-price	87,610	10.5%	91,797	11.4%	70,078	9.5%
Time-and-material	110,146	13.2%	143,144	17.8%	151,644	20.5%

Total	$833,988	100.0%	$802,225	100.0%	$739,482	100.0%

Results of Operations
There were no significant acquisitions affecting reported results for each of the past three fiscal years, except for this year’s sale of Human Factors Applications Inc. (HFA) and several Office of Naval Research (ONR) contracts. The Company sold several ONR contracts on July 9, 2010. Consolidated results include the ONR contracts for all periods presented through the date of sale. The Company sold its HFA subsidiary on September 30, 2010. Consolidated results include HFA for all periods presented.

Year ended September 30, 2010 Compared to Year ended September 30, 2009
The table below presents selected comparative financial information for fiscal years ended September 30, 2010 and 2009. Our discussion and analysis refers to financial information in this table and to Alion’s consolidated financial statements in this annual report on Form 10-K.

	Year Ended September 30,
	2010		2009
		%		%
Selected Financial Information		Revenue		Revenue
	(In thousands)
Total revenue	$833,988		$802,225
Total direct contract costs	638,000	76.5%	615,700	76.7%
Direct labor costs	272,015	32.6%	272,148	33.9%
Material and subcontract costs	348,437	41.8%	316,957	39.5%
Other direct costs	17,548	2.1%	26,595	3.3%
Gross profit	195,988	23.5%	186,525	23.3%
Total operating expense	157,068	18.8%	148,960	18.6%
Major components of operating expense:
Indirect expenses including facilities costs	71,238	8.5%	68,457	8.5%
General and administrative	70,976	8.5%	60,867	7.6%
Depreciation and amortization	16,732	2.0%	18,959	2.4%
Income from operations	$38,920	4.7%	$37,565	4.7%
Contract Revenue. Fiscal 2010 revenue increased $31.8 million (4.0%) over fiscal 2009. This was driven by a $68.9 million (12.2%) increase in cost-reimbursable contract revenue which was offset by a $33.0 million (23.1%) decline in time and material contract revenue and a $4.2 million (4.6%) drop in fixed price contract revenue. Modeling and Simulation revenue increased $53.0 million (53.3%) and was more than 167% of total increased sales as government customers extended periods of performance and directed work to Alion’s Information Analysis Center contracts. This change coincided with a related increase in cost-plus contract work and a decline in time-and-material tasking, a continuation of recent trends in our contract mix. Revenue from all other core business areas declined. Defense Operations sales were down $8.9 million (4.4%) and Naval Architecture and Marine Engineering revenue was essentially flat (down $2.7 million, less than one percent). Other areas declined $9.6 million in the aggregate (7.2%). Federal government contract revenue increased $39.5 million (5.1%) this year. Department of Defense contracts accounted for $36.5 million of that increase. Revenue from state and local government contracts and commercial and international customers continued to decline (down $7.7 million, more than 27%). Alion continues to experience weak customer demand as lower state revenues and the slow pace of economic expansion continue to limit these markets.
Direct Contract Expenses and Gross Profit. Fiscal 2010 direct contract costs increased $22.3 million (3.6%) over fiscal 2009. Direct labor costs did not change materially but declined as a percentage of revenue. Other direct costs declined by $9.0 million while subcontractor and material costs increased $31.5 million (up 9.9%). Increased subcontractor costs are the result of continued reliance on Alion as a prime contractor rather overseeing the work of other contractors. Gross profit in fiscal 2010 grew by $9.5 million (5.1%) partly as a result of recognizing additional cost-plus revenue related to prior years’ indirect rate variances. Contract fee rates were slightly lower (7.1%) this year compared to 2009 where rates reached an historical level of 7.3% overall.
Operating Expenses. Fiscal 2010 operating expenses were up $8.1 million (5.4% overall) compared to fiscal 2009 and increased to 18.8% of current year sales. Indirect contract expenses were up $4.6 million (12.9%) reflecting lower overall labor productivity. Rent and related costs declined $1.8 million as the Company shed some excess space. Depreciation and amortization expense declined by $2.2 million as charges for prior years’ acquired contracts began to tail off. Fiscal 2009 general and administrative expenses included $5.2 million in credits to stock-based compensation from changes in Alion’s share price and employee forfeitures of prior years’ phantom stock grants. This year, Alion recognized $1.2 million in stock-based compensation credits for changes in Alion’s share price. Excluding executive compensation expense (stock-based compensation, bonuses, severance and incentive compensation), fiscal 2010 general and administrative expenses increased $5.8 million (9.6%) over prior year expenses. The Company spent $2.1 million in increased legal costs including contract protests and financing related activities and $2.7 million for information technology and management reporting improvements. Other general and administrative expense fluctuations were immaterial.
In July 2010, Alion subsidiary WCGS sold several contracts with the Office of Naval Research for $5.0 million and recognized a gain on the transaction. In September 2010, Alion sold its HFA subsidiary for $275 thousand and recognized a $2.4 million loss. There were no comparable transactions in 2009. The Company classified these transactions as operating expenses (credits) as the underlying activities of HFA and the ONR contracts were and remain part of Alion’s ongoing business operations. Alion continues to perform work for the U.S. Navy and is still engaged in providing environmental services.

Operating Income. The $2.6 million gain from the ONR and HFA sales partially offset significantly higher operating expenses this year. Revenue from prior years’ indirect rate variances improved operating margins by $3.2 million. As a result, this year’s $38.9 million in operating income was only $1.4 million less than last year’s $37.6 million and operating income for both years was 4.7% of revenue.
Other Expense. Interest income, interest expense and other aggregate non-operating expenses for 2010 increased $12.3 million compared to 2009. Higher average investment balances, $24 million in excess cash from the March 2010 re-financing, and a reduced demand on the revolver led to lower interest expense on our revolver ($0.7 million decrease) and modestly higher interest income ($28 thousand increase). Despite lower outstanding principal on the Senior Term Loan this year, cash pay interest expense was adversely affected by a 100 basis point interest rate increase for February and March. Fees and penalties associated with the September and December 2009 covenant waivers ultimately cost Alion more than $3.9 million. Management had expected to close a re-financing transaction prior to March 1, 2010. The new Secured Notes were not issued until March 22, 2010. As a result, we had to pay a $2.6 million fee (100 basis points) to the Term B Lenders on March 1, 2010.
This year Alion had $16.3 million in Senior Secured Note cash pay interest expense. This was partially offset by not having to pay interest for more than six months for the extinguished Term B and Subordinated Notes (savings of $11.9 million and $2.4 million respectively). In fiscal 2010, non-cash interest expense was $7.5 million higher than it was in 2009. We faced increased charges for PIK interest on the Senior Secured Notes ($3.3 million). Our debt issue cost amortization charges increased $2.1 million to $7.2 million for the current year as a result of issuing our Senior Secured Notes in March. Last year, Alion had a $7.3 million benefit from the Subordinated Note Warrants’ decline in value; this year, we only had a $160 thousand credit to expense. In fiscal 2009 we had $4.9 million in deferred non-cash Subordinated Note interest charges; we had no comparable expense this year.

	Year Ended September 30,
	2010	2009
	(In millions)
Cash Pay Interest
Revolver	$320	$1,005
Senior Term Loan	11,047	22,925
Senior Secured Notes	16,303	—
Senior Unsecured Notes	25,625	25,625
Subordinated Note	—	2,447
Other cash pay interest and fees	4,023	447

Sub-total cash pay interest	57,318	52,449
Deferred and Non- cash Interest
Debt issue costs and other non-cash items	7,192	5,067
Senior Secured Notes PIK Interest	3,263	—
Subordinated Note interest	—	4,917
Redeemable warrants	(160)	(7,279)

Sub-total non-cash interest	10,295	2,705

Total interest expense	$67,613	$55,154

Debt Extinguishment. On March 22, 2010, Alion used proceeds from issuing $310 million of Secured Note Units to retire the then-outstanding Term B Credit Facility loans, the Subordinated Note and related warrants, and to pay debt issue costs. We paid approximately $240 million to retire Term B debt at par plus accrued interest. We recognized a $6.7 million loss on extinguishing this debt by writing off the balance of unamortized Term B-related debt issue costs.
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
Alion initially recognized approximately $35.4 million of deferred tax assets related to timing differences for expenses previously recorded that are estimated to generate deductions on future income tax returns. We also recognized a $33.8 million deferred tax liability related to tax-deductible goodwill arising from prior year acquisitions. Prior to establishing a valuation allowance, Alion had a $1.6 million net deferred tax asset arising from conversion to a C-corporation. However, our history of losses makes it unlikely that we will be able to realize the full benefit of our deferred tax assets. We were required to establish a full valuation allowance for deferred tax assets and recognize $33.8 million in deferred tax expense on conversion to C corporation status.
In the second half of this year, we recognized additional deferred tax assets and a related valuation allowance of approximately $1.5 million; we recorded $3.4 million in deferred tax liabilities related to goodwill amortization. This year, we recognized $37.2 million in total current tax expense for deferred tax liabilities and $36.9 million for deferred tax assets and valuation allowances. In 2010 our Canadian subsidiary recognized a $40 thousand tax benefit for Canadian research and development tax credits received compared to $152 thousand in similar credits received in 2009.
Net Loss. This year’s $15.2 million net loss was $1.8 million (10.6%) less than last year’s because of our operating results, our significant interest expense, our $50.7 million gain on debt extinguishment and our $37.2 million in income tax expense.
Year ended September 30, 2009 Compared to Year ended September 30, 2008
The table below presents selected comparative financial information for fiscal years ended September 30, 2009 and 2008. Our discussion and analysis refers to financial information in this table and to Alion’s consolidated financial statements in this annual report on Form 10-K.

	Year Ended September 30,
	2009		2008
		%		%
Selected Financial Information		Revenue		Revenue
	(In thousands)
Total revenue	$802,225		$739,482
Total direct contract costs	615,700	76.7%	566,408	76.6%
Direct labor costs	272,148	33.9%	248,409	33.6%
Material and subcontract costs	316,957	39.5%	295,122	39.9%
Other direct costs	26,595	3.3%	22,877	3.1%
Gross profit	186,525	23.3%	173,074	23.4%
Total operating expense	148,960	18.6%	152,117	20.6%
Indirect personnel and facilities	68,457	8.5%	70,930	9.6%
General and administrative expense	60,867	7.6%	59,484	8.0%
Depreciation and amortization	18,959	2.4%	20,715	2.8%
Income from operations	$37,565	4.7%	$20,957	2.8%

Contract Revenue. Fiscal year 2009 revenue increased $62.7 million (8.5%) over prior year revenue. This was driven by a $49.5 million (9.6%) increase in cost-reimbursable contract revenue; a $21.7 million (31.0%) increase in fixed price contract revenue; and an $8.5 million (5.6%) decline in time and material contract revenue. Naval Architecture and Marine Engineering revenue increased $40.3 million (12.4%) and was more than 64% of total increased sales. Modeling and Simulation revenue increased $32.3 million (48.1%) which was more than 51% of the total sales increase. Information Technology sales grew by $4.6 million (12.1%), about 7% of overall increased sales. Growth in these areas in 2009 was offset by a $16.7 million decline in Defense Operations revenue (7.6%), which was more than one-quarter of Alion’s year over year change in revenue. Federal government contract revenue increased $79.6 million (11.5%) this year. Department of Defense contracts accounted for $74.3 million of that increase. Revenue from state and local government contracts and commercial and international customers continued to decline as customers in these areas reduced expenses in response to lower tax revenues and weakened customer demand. Alion’s increased fixed price revenue is partly due to its decision to offer its commercial business capabilities to government customers.
Direct Contract Expenses and Gross Profit. Fiscal year 2009 direct contract costs increased $49.3 million (8.7%) over the prior year. Direct costs as a percentage of revenue did not materially change. Direct labor and other costs grew by nearly 10% while subcontract and material costs only increased by 7.4% reflecting increased work as a prime contractor rather than as a subcontractor. Gross profit in 2009 grew at a slightly lower rate (7.8%) than revenue did while contract fee rates increased to historical levels (7.3% overall) compared to the lower levels seen the prior year (5.6%).
Operating Expenses. Fiscal year 2009 operating expenses were down $3.1 million (2.1% overall) compared to the prior year and declined to 18.6% of current year sales. Indirect contract expenses were down 11.4%, almost $4.6 million, as a result of higher labor productivity and reduced information technology expenses. Higher rent and related costs ($2.1 million increase) were driven by expanded use of existing space, declining sublease income and modest escalations in lease costs. Amortization expense declined by almost $2.0 million as charges for prior years’ acquired contracts began to tail off. Credits to stock-based compensation expense in fiscal 2009 were the result of forfeitures of prior years’ phantom stock grants. Excluding stock-based compensation adjustments, fiscal 2009 general and administrative expenses increased $7.1 million (12.1%). Aggregate executive compensation expenses increased approximately $2.8 million: $5.5 million for bonuses and long-term incentive programs was offset by $2.7 million in reduced executive severance costs. The Company expanded its business development and IDIQ contract vehicle program management office increasing current year costs by $2.4 million. The Company invested an additional $1.9 million in 2009 to expand and improve its information technology and management systems. Reduced litigation expenses ($1.2 million) offset fiscal 2009 costs to upgrade corporate finance and accounting functions and consolidate offices in Virginia.
Operating Income. Fiscal year 2009 operating income of $37.6 million was $16.6 million (79.2%) greater than prior year operating income due to higher contract fee margins and reduced operating expenses. Operating income was 4.7% of revenue, compared to 2.8% of revenue the prior year.

Other Expense. Other expense for fiscal year 2009 increased $8.5 million (18.3%) over last year almost solely due to increases in cash interest expense. Amendments to the Subordinated Note in 2008 increased total interest expense and interest payable in cash ($2.4 million). The higher interest rate on the Term B Senior Credit Agreement cost the Company $6.5 million more in interest in 2009 (39.3% increase) despite slightly lower interest expense for the revolving credit facility due to lower average balances. Reduced non-cash interest expense from the decline in the value of outstanding warrants was offset by increased expenses for amortizing prior year debt issue costs and loan amendment fees. In fiscal 2008, Alion recognized a $750 thousand gain on the sale of non-operating assets compared to a $19 thousand loss in 2009. In 2009, the Company recognized $402 thousand in other income for de-recognition of acquisition-related liabilities.

	Year Ended
	September 30,
	2009	2008
	(In millions)
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

Income Tax Expense. Throughout 2009 and 2008 Alion was a qualified subchapter S corporation and all its wholly-owned domestic subsidiaries were qualified subchapter S subsidiaries disregarded for federal income tax purposes. Some states do not recognize the effect of these elections or Alion’s S-corporation status. The Company’s Canadian subsidiary, Alion Science and Technology (Canada) Corporation, accrued a tax liability, as required. In fiscal year 2009, Alion recognized a $152 thousand tax benefit for Canadian research and development tax credits received compared to $7 thousand in state income tax expense in 2008.
Net Loss. The 2009 $17.0 million net loss was $8.3 million (32.7%) less than the prior year’s loss due to increased sales, improved contract margins and lower operating expenses which offset higher borrowing costs.
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
Cash Flows.
Alion continued to sustain losses; $15.2 million after taxes in fiscal 2010 versus $17.0 million in 2009. This year we generated approximately $2.4 million from operations including $4.7 million from selling some contracts and our HFA subsidiary. We received $4.5 million in cash from the sale of certain contracts we had with the Office of Naval Research and an additional $200 thousand from our HFA sale. This year, we experienced significant fluctuations in both cash activities and non-cash charges. Although debt extinguishment contributed $50.7 million to our bottom line and offset the $37.2 million we recognized for income taxes, these were non-cash transactions. The cash flow effects of issuing new debt and extinguishing our former debt are reported in our financing activities. Current year non-cash charges for depreciation ($16.8 million) declined $2.3 million from last year. Non-cash charges for compensation increased $4.8 million ($3.3 million in current year expense versus a $1.5 million prior year credit). Non-cash debt-related expenses including interest accruals climbed to $18.5 million in 2010. Last year our redeemable common stock warrants declined by $7.3 million which reduced non-cash debt-related expenses for 2009 to less than $300 thousand. This year we had higher non-cash debt-related expenses due to higher charges for amortizing the cost of our newly-issued Senior Secured Notes and increased interest expense overall.
Last year subcontractor and other expense accruals for which Alion had yet to receive invoices generated $12.7 million more in cash than the $1.6 million provided this year. We used approximately $16.1 million to pay invoices which we funded in part from increased collection of receivables. Last year we funded $12.7 million of billed and unbilled receivables and $4.3 million in other assets. This year operating cash flow declined by $6.6 million compared to last year because of increased vendor payments. Alion’s re-financing transactions materially affected operating cash flow as the Company paid off a $3.9 million Term B interest obligation and $3.9 million in covenant waiver-related fees included in cash paid for interest. Last year interest accruals provided $2.5 million in cash; this year that increased $5.7 million to $8.2 million.

Alion collected $849.8 million in receivables in fiscal 2010, $15.3 million more than the $834.0 million in revenue recognized. Prior year collections were $801.2 million. This is the second year in a row that our improved collections led days’ sales outstanding (DSO) to decline. At September 30, 2010 DSO had dropped to 76.2 days, a slight increase over our third quarter performance and 5.8 days better than last year’s 82.0 days outstanding. (We determine DSO based on trailing twelve month revenue and net receivables.)
Our collections efforts led billed receivables to decline by $13.9 million year over year. Our unbilled receivables increased by $7.2 million over last year largely attributable to variance revenue recognized late in the fourth quarter that the Company expects to bill and collect in the first quarter of fiscal 2011. Unbilled accounts receivable continue at significant levels and are 47% of total accounts receivable. Currently billable amounts increased by $12.9 million. At risk receivables declined by $11.4 million as we achieved progress in obtaining previously delayed contract funding. Contract retainages and rate variances increased by $6.3 million consistent with fourth quarter variance revenue recognized. Increased unbilled balances from obtaining contract funding represent currently billable amounts for which we intend to issue invoices next quarter and collect payment within typical time frames. Management expects DSO to track at current levels.
Capital expenditure levels this year were unchanged from last year. There were no significant earn outs or asset sales. Cash management efforts continued to hold total year-to-date revolver borrowing activity to $84.2 million. Our revolver borrowing this year is down $420.7 million from $504.9 million in 2009 activity. From October 2009 through March 2010 our highest revolver balance was $12.4 million and our weighted average utilized balance was less than $1.1 million. We did not use our revolver at all from April through September 2010 which caused our average utilized revolver balance to decrease to $509 thousand for the full year.
Alion’s re-financing transactions were our most significant non-operating activities this year. On March 22, 2010, Alion issued 310,000 Units for gross proceeds of $302.3 million. We allocated $20.8 million in proceeds to the warrants issued along with the Secured Notes and paid $13.5 million in third-party debt issue costs and $1.3 million in debt issue costs for our current revolving credit agreement. Earlier this year we paid $825 thousand to renew our former revolving credit facility and $2.6 million in Term B Loan fees that we charged directly to interest expense.
We used $240 million from selling the 310,000 Units to retire the Term B Loan and pay off accrued interest. Last year we paid $3.0 million in Subordinated Note principal. This year, pursuant to our December 2009 agreement with IIT, we paid $25 million to re-purchase the entire Subordinated Note and related warrants at a significant discount to carrying value. We had approximately $24 million of additional cash on hand after issuing the Secured Notes and retiring the Term B Loan, the Subordinated Note and the related warrants. At year end, we had $26.6 million in available cash and access to our $25 million revolving credit facility which had no outstanding balance.
Share redemptions from the ESOP Trust and loans to the ESOP Trust were not materially different year over year. However, employee investments in Alion common stock continued to decline by almost $900 thousand this year. Last year, we received all employee deferrals within the fiscal year and $2.8 million in prior year deferrals. This year, we only received the mid-year employee salary deferrals invested in Alion common stock. We received the September salary deferrals at the beginning of fiscal 2011.
The Company cannot predict with any degree of accuracy the extent to which share re-purchases for distribution and diversification demands will increase in future years. However, as more employees meet statutory and Plan-specific age and length of service requirements, potential distribution and diversification demands are likely to increase. These demands can increase further with any increase in the price of a share of Alion common stock. While a decline in the price of a share of Alion common stock could reduce the value of each individual Plan participant’s beneficial interest, such a potential price decline could be offset by increased distribution and diversification requests and thus might not reduce the aggregate value of future demands on the Company’s cash. The Company attempts to monitor future potential impacts through reliance in part on internal and external financial models that incorporate Plan census data along with financial inputs intended to simulate changes in Alion’s share price.
Based on our existing long-term financing, our cash on hand, and our continuing cash management efforts we believe we will have sufficient cash from operations and the revolver to meet obligations over the next twenty four months. Alion retains the ability to restrict or defer certain types of cash payments that in the past caused the Company to fail to comply with certain prior debt covenants.

Cash flow effects and risks associated with equity-related obligations
Changes in the price of a share of Alion common stock affect cash outflows for ESOP share redemptions. Management is unable to forecast the share price the ESOP Trustee will determine in future valuations. Because future share prices may differ from the current share price, the Company is unable to forecast share redemption outflows. Current financial information includes the effects of the most recent ESOP Trust transactions. The next regularly scheduled valuation period ends March 2011. Interest rates, market-based factors and volatility, as well as the Company’s financial results will affect the future value of a share of Alion common stock.
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
Discussion of Debt Structure
Alion’s current debt structure includes a $25 million revolving credit facility, the Secured Notes and the Unsecured Notes. On March 22, 2010, the Company retired its Term B Senior Credit Agreement, its Subordinated Note and Subordinated Note Warrants. The Company is in compliance with each of the affirmative and negative financial and non-financial covenants in its existing debt agreements.
Credit Agreement
On March 22, 2010, the Company entered into a new credit agreement (Credit Agreement), which consists of a $25.0 million senior revolving credit facility (Revolver) none of which was deemed or actually drawn as of September 30, 2010.
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
Security. The Credit Agreement is secured by a first priority security interest in all current and future tangible and intangible property of Alion and its guarantor subsidiaries, IPS, CATI, METI, JJMA, BMH, WCI, WCGS, MA&D and Alion Canada (US) Corporation. On March 22, 2010 Alion and the subsidiary guarantors entered into an Intercreditor Agreement with Wilmington Trust Company and Credit Suisse AG, Cayman Islands Branch (Intercreditor Agreement). Under the Intercreditor Agreement, Credit Agreement lenders have a super priority right of payment with respect to the underlying collateral, superior to Secured Note holders’ rights.
Guarantees. The Company’s Credit Agreement obligations are guaranteed by the Company’s subsidiaries, IPS, CATI, METI, JJMA, BMH, WCI, WCGS, MA&D and Alion Canada (US) Corporation. These subsidiaries also guarantee all the Company’s Secured Note and Unsecured Note obligations (described below). Previously, only CATI, METI, JJMA, BMH, WCI and MA&D were guarantors.
Interest and Fees. Alion can choose whether the Revolver bears interest at one of two floating rates using either a Eurodollar rate or an alternative base rate. The minimum interest rate on the Revolver is 8.5%. The Eurodollar interest rate is 600 basis points plus a 2.5% minimum interest rate. The alternate base rate is 500 basis points plus a 3.5% minimum interest rate.
Other Fees and Expenses. Each quarter Alion is required to pay a commitment fee of 175 basis points per year on the prior quarter’s daily unused Revolver balance. The Company paid approximately $235 thousand in Revolver commitment fees for fiscal year 2010.
Alion must pay letter-of-credit issuance and administrative fees, and up to a 25 basis point fronting fee. Each quarter Alion must also pay interest in arrears for all outstanding letters of credit. The interest rate is based on the Eurodollar loan rate which was 6.0% as of September 30, 2010. The Credit Agreement also requires the Company to pay an annual agent’s fee.

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
The Credit Agreement defines Consolidated EBITDA as: (a) net income (or loss), as defined in the Credit Agreement; plus (b) the following items, without duplication, to the extent deducted from net income or included in the net loss, the sum of: (i) consolidated interest expense; (ii) provision for income taxes; (iii) depreciation and amortization, including amortization of other intangible assets; (iv) cash contributions to the ESOP in respect of the repurchase liability of the Company under the ESOP Plan; (v) any non-cash charges or expenses including (A) non-cash expenses associated with the recognition of the difference between the fair market value of the (now extinguished Subordinated Note) Warrants and the exercise price of the Warrants, (B) non-cash expenses with respect to the stock appreciation rights and phantom stock plans, and the Warrants and accretion of the Warrants and (C) non-cash contributions to the ESOP; (vi) any extraordinary losses and (vii) any nonrecurring charges and adjustments by the third-party valuation firm that prepares valuation reports in connection with the ESOP; minus (c) without duplication, (i) all cash payments made on account of reserves, restructuring charges and other non-cash charges added to net income (or included in net loss) pursuant to clause (b)(v) above in a previous period and (ii) to the extent included in net income (or net loss), any extraordinary gains and all non-cash items of income, in accordance with GAAP.
Senior Secured Notes
On March 22, 2010, Alion issued and sold $310 million of its private units (Units) to Credit Suisse, which informed the Company it had resold most of the units to qualified institutional buyers. Each of the 310,000 Units sold consisted of $1,000 in face value of Alion’s private 12% senior secured notes (Secured Notes) and a warrant to purchase 1.9439 shares of Alion common stock.
Security. The Secured Notes are secured by a first priority security interest in all current and future tangible and intangible property of Alion and its guarantor subsidiaries, IPS, CATI, METI, JJMA, BMH, WCI, WCGS, MA&D and Alion Canada (US) Corporation. The Secured Notes are senior obligations of Alion and rank pari passu in right of payment with existing and future senior debt, including the Credit Agreement, except to the extent that the Intercreditor Agreement provides Credit Agreement lenders with a super priority right of payment with respect to the underlying collateral.
Guarantees. The Company’s obligations under the Secured Notes are guaranteed by the Company’s subsidiaries, IPS, CATI, METI, JJMA, BMH, WCI, WCGS, MA&D and Alion Canada (US) Corporation.
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
Covenants. As of September 30, 2010, the Company was in compliance with the covenants set forth in the Company’s Indenture with respect to the Company’s 12% Senior Secured Notes (“Secured Note Indenture”). The Company’s Indenture does not contain any financial covenants.
The Company is subject to a covenant under its Secured Note Indenture that restricts the Company’s ability to incur additional indebtedness. The Company and its Restricted Subsidiaries are prohibited from issuing, incurring, assuming, guaranteeing, and otherwise becoming liable for any Indebtedness as defined under the Secured Note Indenture unless the Company’s ratio of Adjusted EBITDA to Consolidated Interest Expense (each as defined in the Indenture) exceeds 2.0 to 1.0. Even if the Company’s Adjusted EBITDA to Consolidated Interest Expense ratio does not exceed 2.0 to 1.0, the Company may incur other permitted indebtedness which includes:
•	Indebtedness incurred pursuant to the Credit Agreement and certain other contracts up to $25 million less principal repayments made under that indebtedness;
•	Permitted inter-company indebtedness;
•	The Company’s 12% notes ;
•	Indebtedness pre-existing the issuance of the Company’s 12% notes;
•	Permitted Indebtedness of acquired subsidiaries;

•	Permitted refinancing Indebtedness;
•	Indebtedness under hedging agreements;
•	Performance, bid, appeal and surety bonds and completion guarantees;
•	Ordinary course insufficient funds coverage;
•	Guarantees in connection with permitted refinancing indebtedness;
•	Indebtedness of non-U.S. subsidiaries incurred for working capital purposes;
•	Indebtedness incurred for capital expenditure purposes and indebtedness for capital and synthetic leases not exceeding in the aggregate $25 million and 2.5% of the Company’s Total Assets as defined in the Indenture;
•	Permitted subordinated indebtedness of the Company or any Restricted Subsidiary incurred to finance a permitted acquisition, certain permitted transactions involving the ESOP and refinancing indebtedness of acquired non-U.S. subsidiaries in an amount not exceeding in the aggregate $35 million;
•	Reimbursement obligations with regard to letters of credit;
•	Certain agreements in connection with the acquisition of a business as long as the liabilities incurred in connection therewith are not reflected on the Company’s balance sheet;
•	Certain deferred compensation agreements; and
•	Certain other indebtedness not exceeding $20 million.
The Company is subject to a covenant under its Secured Note Indenture that restricts the Company’s ability to declare and pay any cash dividend or other distribution with regard to any equity interest in the Company, make any repurchase or redemption of any equity interest of the Company, make any repurchase or redemption of subordinated indebtedness, and make certain investments, except that the Company may make such payments in limited amounts if the Company’s ratio of Adjusted EBITDA to Consolidated Interest Expense exceeds 2.0 to 1.0 subject to certain limitations. Even if the Company’s Adjusted EBITDA to Consolidated Interest Expense does not exceed 2.0 to 1.0, the Company may make or pay:
•	Restricted Payments out of substantially concurrent contributions of equity to the Company and substantially concurrent incurrences of permitted indebtedness;
•	Certain limited and permitted dividends;
•	Certain repurchases of the Company’s equity securities deemed to occur upon exercise of stock options or warrants;
•	Cash payments in lieu of the issuance of fractional shares in connection with the exercise of warrants, options or other securities convertible into or exchangeable for the Company’s equity securities;
•	The required premium payable on the Senior Unsecured Notes in connection with a change of control of the Company;
•	Certain permitted inter-company subordinated obligations;
•	Certain repurchases and redemptions of subordination obligations of the Company or a Subsidiary Guarantor from Net Available Cash (as defined in the Secured Note Indenture);
•	Repurchases of subordinated obligations in connection with an asset sale to the extent required by the Secured Note Indenture;
•	Long term incentive plan payments to our directors, officers and employees, subject to a $3 million annual cap that may increase annually;
•	Any purchase, repurchase, redemption, defeasance or other acquisition or retirement for value of the Unsecured Notes, up to an aggregate amount of $10 million and
•	Certain other payments not exceeding $10 million in the aggregate.
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
Change of Control. Upon a change in control, each Secured Note holder has the right to require Alion repurchase its notes in cash for 101% of principal plus accrued and unpaid interest. Any of the following events constitutes a change in control:
•	subject to certain exceptions, a person, other than the ESOP Trust, is or becomes the beneficial owner, directly or indirectly, of more than 35% of the total voting power or voting stock of Alion;
•	individuals who constituted Alion’s board of directors on the date the Senior Secured Notes were issued, cease for any reason to constitute a majority of the Company’s board of directors;
•	the adoption of a plan relating to Alion’s liquidation or dissolution; and
•	subject to certain exceptions, the merger or consolidation of the Company with or into another person or the merger of another person with or into the Company, or the sale of all or substantially all the assets of Alion to another person.
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
Exchange Offer; Registration Rights. The Company filed a registration statement with the SEC offering to exchange the Senior Secured Notes for publicly registered notes. The registration statement was declared effective July 30, 2010; the exchange offer closed September 10, 2010; all outstanding notes were exchanged for publicly registered notes with the same terms.
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

Covenants. As of September 30, 2009, the Company was in compliance with the covenants set forth in the Company’s Indenture with respect to the Company’s 10.25% Senior Unsecured Notes (“Unsecured Note Indenture”). The Company’s Unsecured Note Indenture does not contain any financial covenants.
The Company is subject to a covenant under its Unsecured Note Indenture that restricts the Company’s ability to incur additional indebtedness. The Company and its Restricted Subsidiaries are prohibited from issuing, incurring, assuming, guaranteeing, and otherwise becoming liable for any Indebtedness as defined under the Unsecured Note Indenture unless the Company’s ratio of Adjusted EBITDA to Consolidated Interest Expense (each as defined in the Indenture) exceeds 2.0 to 1.0. Even if the Company’s Adjusted EBITDA to Consolidated Interest Expense ratio does not exceed 2.0 to 1.0, the Company may incur other permitted indebtedness which includes:
•	Indebtedness incurred pursuant to the Senior Credit Facility and certain other contracts up to $360 million less principal repayments made under that indebtedness;
•	Permitted inter-company indebtedness;
•	The Company’s 10.25% notes ;
•	Indebtedness pre-existing the issuance of the Company’s 10.25% notes;
•	Permitted Indebtedness of acquired subsidiaries;
•	Permitted refinancing Indebtedness;
•	Indebtedness under hedging agreements;
•	Performance, bid, appeal and surety bonds and completion guarantees;
•	Ordinary course insufficient funds coverage;
•	Guarantees in connection with permitted refinancing indebtedness;
•	Indebtedness of non-U.S. subsidiaries incurred for working capital purposes;
•	Indebtedness incurred for capital expenditure purposes and indebtedness for capital and synthetic leases not exceeding in the aggregate $25 million and 2.5% of the Company’s Total Assets as defined in the Indenture;
•	Permitted subordinated indebtedness of the Company or any Restricted Subsidiary incurred to finance a permitted acquisition, certain permitted transactions involving the ESOP and refinancing indebtedness of acquired non-U.S. subsidiaries in an amount not exceeding in the aggregate $35 million;
•	Reimbursement obligations with regard to letters of credit;
•	Certain agreements in connection with the acquisition of a business as long as the liabilities incurred in connection therewith are not reflected on the Company’s balance sheet;
•	Certain deferred compensation agreements; and
•	Certain other indebtedness not exceeding $35 million.
The Company is subject to a covenant under its Unsecured Note Indenture that restricts the Company’s ability to declare and pay any cash dividend or other distribution with regard to any equity interest in the Company, make any repurchase or redemption of any equity interest of the Company, make any repurchase or redemption of subordinated indebtedness, and make certain investments, except that the Company may make such payments in limited amounts if the Company’s ratio of Adjusted EBITDA to Consolidated Interest Expense exceeds 2.0 to 1.0 subject to certain limitations. Even if the Company’s Adjusted EBITDA to Consolidated Interest Expense does not exceed 2.0 to 1.0, the Company may make or pay:
•	Restricted Payments out of substantially concurrent contributions of equity to the Company and substantially concurrent incurrences of permitted indebtedness;
•	Certain limited and permitted dividends;
•	Certain repurchases of the Company’s equity securities deemed to occur upon exercise of stock options or warrants;

•	Cash payments in lieu of the issuance of fractional shares in connection with the exercise of warrants, options or other securities convertible into or exchangeable for the Company’s equity securities;
•	The required premium payable on the Senior Unsecured Notes in connection with a change of control of the Company;
•	Certain permitted inter-company subordinated obligations;

•	Certain repurchases and redemptions of subordination obligations of the Company or a Subsidiary Guarantor from Net Available Cash (as defined in the Indenture);
•	Repurchases of subordinated obligations in connection with an asset sale to the extent required by the Indenture;
•	The redemption or repurchase for value of any Company equity securities for former Company employees who were also former Joint Spectrum Center employees after voluntary or involuntary termination of employment with the Company;
•	Certain permitted transactions with the ESOP not exceeding $25 million in the aggregate; and
•	Certain other payments not exceeding $30 million in the aggregate.
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
Exchange Offer; Registration Rights. The Company filed a registration statement with the SEC offering to exchange the Senior Unsecured Notes for publicly registered notes. The registration statement was declared effective May 10, 2007; the exchange offer closed June 20, 2007; all outstanding notes were exchanged for publicly registered notes with the same terms.

During the next five fiscal years the Company expects that at a minimum, it will have to make the estimated interest and principal payments set forth below.

	5-Fiscal Year Period ($ In thousands)
	2011	2012	2013	2014	2015
Bank revolving credit facility
- Interest(1)	$444	$445	$444	$396	$—
Senior Secured Notes
- Interest	31,223	31,850	32,490	33,144	16,821
- Principal	—	—	—	—	339,788
Senior Unsecured Notes
- Interest	25,625	25,625	25,625	25,625	12,813
- Principal	—	—	—	—	250,000

Total cash — pay interest	57,292	57,920	58,559	59,165	29,634
Total cash — pay principal	—	—	—	—	589,788

Total	$57,292	$57,920	$58,559	$59,165	$619,422

(1)	Alion anticipates it will maintain its $25.0 million revolving credit facility to meet working capital needs. The present revolving credit facility matures in August 2014. The Company estimates the average utilized revolver balance will be minimal. Interest expense represents estimated fees for the $25.0 million revolving credit facility’s unused balance.
Contingent Obligations
Earn-outs
The Company has one remaining earn-out commitment arising from its July 2007 LogCon Group acquisition. The maximum potential earn out is $100 thousand through July 2011; $100 thousand has already been earned and paid. Management believes any future LogCon Group earn-outs will not materially affect Alion’s cash flows, financial position or operating results.
Other Contingent obligations which will impact the Company’s cash flow
KSOP share repurchases and diversifications will affect Alion’s cash flow. Through September 2010, Alion spent a cumulative total of approximately $80.9 million to repurchase shares of its common stock to satisfy ESOP distribution requests from former employees and Plan beneficiaries. In 2008, the Company changed its prior practice of immediately paying out all distribution requests in full and began paying ESOP beneficiaries over the five-year distribution period permitted by ERISA and the terms of the Plan. Alion intends to continue this practice for the foreseeable future in part to offset the cash flow effects of annual employee diversification requests and to meet certain debt covenant restrictions Management estimates that cash flow benefits from using a five-year payout cycle will diminish over the next two years. The table below lists current and prior year share repurchases.

	Number of
	Shares		Total Value
Date	Repurchased	Share Price	Purchased

December 2008	233	$38.35	$9
March 2009	189,038	$38.35	$7,250
April 2009	122	$34.30	$4
May 2009	38	$34.30	$1
July 2009	100	$34.30	$3
July 2009	127	$38.35	$5
August 2009	178	$34.30	$6
September 2009	55,282	$34.30	$ ,896
December 2009	745	$34.50	$26
March 2010	218,408	$34.50	$7,535
April 2010	52	$28.00	$1
May 2010	108	$28.00	$3
June 2010	62,875	$28.00	$1,760
July 2010	145	$28.00	$4
August 2010	89	$28.00	$2
September 2010	209	$28.00	$6

Total	527,749		$18,511

Alion management believes cash flow from operations and cash available under current and anticipated revolving credit facilities should provide sufficient capital to fulfill current business plans and fund working capital needs for at least the next 24 months. Management believes that because Alion has been able to manage its obligations without having had to access its revolving credit facility for the past six months that over the next 24 four months the Company will likely have access to its revolver as and when necessary. Because the financial covenants in Alion’s existing debt agreements are less restrictive than the principal financial covenants in the Term B Senior Credit Agreement were, Management believes it is more likely than not that the Company will be able to meet its financial covenants and maintain access to its revolver,
Alion intends to focus on organic growth, margin improvement and process improvement. Management expects to continue improving cash flow from operations through careful cash management and more efficient business practices overall. Although Alion expects to have positive cash flow from operations, it will need to generate significant additional revenue beyond current levels and earn net income in order to repay principal and interest on the Senior Secured Notes and Senior Unsecured Notes, and to meet ESOP repurchase and diversification obligations.
The indentures governing the Senior Secured Notes and the Senior Unsecured Notes allow Alion to make certain permitted acquisitions, and if the Company identifies suitable candidates it intends to use available financing to make permitted acquisitions. Alion will need to refinance some, if not all, its senior debt prior to maturity in November 2014 and February 2015. The Company is uncertain whether it will be able to refinance these obligations or if refinancing terms will be favorable. If we are unable to refinance our senior debt, we will not have sufficient cash from operations to satisfy all our obligations. If plans or assumptions change, if assumptions prove inaccurate, if we consummate additional or larger investments in or acquisitions of other companies than are currently planned, if we experience unexpected costs or competitive pressures, or if existing cash and projected cash flow from operations prove insufficient, we may need to obtain additional financing sooner than we expect. We intend only to enter into new financing or refinancing Management considers advantageous. However, despite the improving state of the credit markets, we cannot be certain sources of financing will be available in the future, or, if available, that financing terms would be favorable.
The following table summarizes the contractual and other long-term debt obligations the Company is legally obligated to pay. The table does not include income tax obligations as we do not expect to have to pay taxes for at least the next five years.

	Payments Due by Fiscal Year (In thousands)
	Total	2011	2012	2013	2014	2015	Thereafter
Contractual Obligations:
Long-term debt including principal and interest	$852,358	$57,292	$57,920	$58,559	$59,165	$619,422	$—
Lease Obligations	129,251	27,676	24,081	22,098	15,443	15,292	24,661

Total contractual obligations	$981,609	$84,968	$82,001	$80,657	$74,608	$634,714	$24,661

Off-Balance Sheet Financing Arrangements
The Company accounts for operating leases entered into in the routine course of business in accordance with ASC 840 Leases. The Company has no off-balance sheet financing arrangements other than its operating leases. The Company has no relationship with any unconsolidated or special purpose entity, nor has it issued any guarantees.
Summary of Critical Accounting Policies
Revenue Recognition
Alion’s revenue comes from delivering technology services under three types of contracts. Some contracts provide for reimbursement of costs plus fees; others are fixed-price or time-and-material type contracts. The Company recognizes revenue when a contract has been executed, the contract price is fixed or determinable, delivery of services or products has occurred and collectibility of the contract price is considered reasonably assured.

Alion recognizes revenue on cost-reimbursement contracts as it incurs costs and includes estimated fees earned. The Company recognizes time-and-material contract revenue at negotiated, fixed, contractually billable rates as it delivers labor hours and incurs other direct expenses. Alion uses various performance measures under the percentage of completion method to recognize revenue for fixed-price contracts. Estimating contract costs at completion and recognizing revenue appropriately involve significant management estimates. Actual costs may differ from estimated costs and affect estimated profitability and timing of revenue recognition. From time to time, facts develop that require Alion to revise estimated total costs or expected revenue. Alion records the cumulative effect of revised estimates in the period in which the facts requiring revised estimates become known. Alion recognizes the full amount of anticipated losses on any contract in the period a loss becomes known. For each of the periods presented, the cumulative effects of revised estimates were immaterial to the Company’s financial performance.
Federal government contracts are subject to periodic funding by the contracting agency customer. A customer may fund a contract at inception or incrementally throughout the period of performance as services are provided. If Alion determines contract funding is not probable, it defers revenue recognition until realization is probable. Federal government contract costs are subject to government audit and adjustment via negotiation with government representatives. The government considers Alion a major contractor and maintains an office on site to perform various audits. The government has audited the Company’s claimed costs through fiscal year 2004. Indirect rates have been negotiated and settled through fiscal year 2004. Settlement had no material adverse effect on the Company’s operating results or cash flows. DCAA is currently auditing the Company’s indirect cost proposals for fiscal 2005 and 2006. The Company has submitted incurred cost proposals for all fiscal years through 2009 and plans to submit its current year proposal in March 2011. The Company has recorded revenue on federal government contracts in amounts it expects to realize.
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
The Company generates software-related revenue from licensing software and providing services. Because professional services are essential to the functionality of the solutions Alion sells, the Company applies the percentage of completion method in Accounting Standards Codification (ASC) 605 — Revenue Recognition to recognize software-related revenue.
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
The Company operates in one segment and tests goodwill at the reporting unit level. Management has identified three reporting units for the purpose of testing goodwill for impairment. The reporting units are based on administrative organizational structure and the availability of discrete financial information. Each reporting unit provides a similar range of scientific, engineering and analytical services to departments and agencies of the U.S. government and commercial customers. The Company employs a reasonable, supportable and consistent method to assign goodwill to reporting units expected to benefit from the synergies arising from acquisitions. Alion determines reporting unit goodwill in a manner similar to the way it determines goodwill in a purchase allocation by using fair value to determine reporting unit “purchase price”, assets, liabilities and goodwill. Reporting unit residual fair value after this allocation is the implied fair value of reporting unit goodwill. The Company’s reporting units remained consistent in structure for all periods presented. From September 2008 through September 2010, Alion recognized $50 thousand in additional goodwill for contingent consideration from a prior acquisition and allocated this change based on current reporting unit structure.

The Company performs its own independent analysis to determine whether goodwill is potentially impaired. Management performs discounted cash flow and market-multiple-based analyses to estimate the enterprise fair value of Alion and its reporting units and the fair value of reporting unit goodwill in order to test goodwill for potential impairment. Management independently determines the rates and assumptions it uses to perform its goodwill impairment analysis. It compares forecast revenue to contract backlog and proposal backlog to assess the probability of future contracts and revenue and to evaluate the recoverability of goodwill. September 2010 contract backlog was approximately eight times trailing twelve month revenue.
Alion’s cash flow analysis depends on several significant management inputs and assumptions. Management uses observable inputs, rates and assumptions consistent with those used by the independent third party to prepare the valuation report for the ESOP Trustee. Management’s cash flow analysis includes the following significant inputs and assumptions: estimated future revenue and revenue growth; estimated future operating margins and EBITDA; observable market multiples for comparable companies; and a discount rate consistent with a market-based weighted average cost of capital. Management includes EBITDA in its analysis in order to use publicly available valuation data.
In the Company’s most recent impairment testing, market multiples for trailing twelve month EBITDA for comparable companies (publicly traded professional services government contractors) ranged from a low of 7.5 to a high of 11.1, with a median value of 8.1. Market multiples for trailing twelve month revenue ranged from a low of 0.61 to a high of 0.76, with a median value of 0.71. Management used median market multiples and a weighted average cost of capital rate of 12.5% derived from market-based inputs, the tax-effected interest cost of Alion’s outstanding debt and a hypothetical market participant capital structure. Management estimates future years’ EBITDA based on Alion’s historical adjusted EBITDA as a percentage of revenue. Consistent with industry norms, Management estimated future revenue would grow 7%-10% annually. Prior year market multiples for trailing twelve month EBITDA for comparable professional services government contractors ranged from a low of 9.0 to a high of 12.7, with a median value of 10.4. Prior year market multiples for trailing twelve month revenue ranged from a low of 0.76 to a high of 1.22, with a median value of 0.99. The prior year weighted average cost of capital rate was 12.5% derived from market-based inputs, the tax-effected interest cost of Alion’s outstanding debt and a hypothetical market participant capital structure. There were no changes to the methods used to evaluate goodwill in prior periods. Changes in one or more inputs could materially alter the calculation of Alion’s enterprise fair value and thus the Company’s determination of whether its goodwill is potentially impaired. A hypothetical 10% increase or decrease in the weighted average cost of capital rate at September 30, 2010 would have produced a corresponding approximate 5% decrease or increase in estimated enterprise value. At September 30, 2010, market-multiple based enterprise value was not materially different from discounted cash flow enterprise value.
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
Alion completed its most recent goodwill impairment analysis in the fourth quarter of fiscal year 2010 and concluded no goodwill impairment existed as of September 30, 2010. As of September 30, 2010, the estimated fair value of each reporting unit substantially exceeded its carrying value and enterprise value. Given the results of the Company’s impairment testing under step one; it is unlikely that a reasonably likely change in assumptions would have triggered an impairment. A hypothetical 10% decrease in fair value would not have resulted in impairment to goodwill for any reporting unit or triggered the need to perform additional step two analyses for any reporting unit. There were no significant events in the year ended September 30, 2010, that indicated impairment to Alion’s $398.9 million of goodwill as of September 30, 2010.
Alion amortizes intangible assets as it consumes their economic benefit over the assets’ estimated useful lives. As of September 30, 2010, the Company had a recorded net intangible asset balance of approximately $17.7 million, composed primarily of purchased contracts from the JJMA and Anteon contract acquisitions.

Purchased contracts	1 — 13 years
Internal use software and engineering designs	2 — 3 years
Non-compete agreements	3 — 6 years

Redeemable Common Stock
There is no public market for Alion’s redeemable common stock and therefore no observable price for its equity, individually or in the aggregate. The ESOP Trust holds all the Company’s outstanding common stock. Under certain circumstances, ESOP beneficiaries can require the ESOP Trust to distribute the value of their beneficial interests. The Internal Revenue Code (IRC) and ERISA require the Company to offer ESOP participants who receive Alion common stock, a liquidity put right. The put right requires the Company to purchase distributed shares at any time during two put option periods at then current fair market value. Common stock distributed by the ESOP Trust is subject to a right of first refusal. Prior to any subsequent transfer, the shares must first be offered to the Company and then to the ESOP Trust. Eventual redemption of shares of Alion common stock as a result of distributions is outside the Company’s control; therefore, Alion classifies its outstanding shares of redeemable common stock as a liability.
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
Alion records changes in the reported value of its outstanding common stock through an offsetting charge or credit to accumulated deficit. The Company decreased its liability for redeemable common stock by approximately $41.1 million for the year ended September 30, 2010. The accumulated deficit at September 30, 2010 included $49.1 million for changes in the Company’s share redemption liability. Outstanding redeemable common stock had an aggregate fair value of approximately $150.8 million as of September 30, 2010.
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
Interest rate risk
We face interest rate risk for periodic borrowings on our $25.0 million senior revolving credit facility. Outstanding balances, if any, bear interest at a variable rate based on Credit Suisse’s prime rate plus a maximum spread of 500 basis points. Variable rates increase the risk that interest charges could increase materially if both market interest rates and outstanding balances were to increase. The Senior Secured Notes and the Senior Unsecured Notes are fixed-rate obligations. Other than the current revolving credit facility, Alion has currently has no variable rate debt. We do not use derivatives for trading purposes. We invest excess cash in short-term, investment grade, and interest-bearing securities.
Foreign currency risk
International contract expenses and revenues are U.S. dollar-denominated. Alion does not believe operations are subject to material risks from currency fluctuations.
Risk associated with value of Alion common stock
Changes in the fair market value of Alion’s stock affect the Company’s estimated KSOP share repurchase obligations and stock-based compensation obligations for stock appreciation rights. Several factors affect the timing and amount of these obligations, including: the number of employees who seek to redeem shares of Alion stock following termination of employment, and the number of employees who exercise stock appreciation rights during any particular time period.

Item 8.	Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Financial Statements of Alion Science and Technology Corporation

Report of Independent Registered Public Accounting Firm	45

Consolidated Financial Statements:

Consolidated Balance Sheets as of September 30, 2010 and 2009	46

Consolidated Statements of Operations for the years ended September 30, 2010, 2009 and 2008	47

Consolidated Statements of Redeemable Common Stock, Common Stock Warrants, and Accumulated Deficit for the years ended September 30, 2010, 2009, and 2008	48

Consolidated Statements of Cash Flows for the years ended September 30, 2010, 2009, and 2008	49

Notes to Consolidated Financial Statements	50

Consolidated Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts	106

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Alion Science and Technology Corporation
McLean, Virginia
We have audited the accompanying consolidated balance sheets of Alion Science and Technology Corporation and subsidiaries (the “Company”) as of September 30, 2010 and 2009, and the related consolidated statements of operations, redeemable common stock and accumulated deficit, and cash flows for each of the three years in the period ended September 30, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alion Science and Technology Corporation and subsidiaries as of September 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material, respects the information set forth therein.
/s/ DELOITTE & TOUCHE LLP
McLean, Virginia
December 14, 2010

ALION SCIENCE AND TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,
	2010	2009
	(In thousands, except share and
	per share information)

Current assets:
Cash and cash equivalents	$26,695	$11,185
Accounts receivable, net	174,032	180,157
Receivable due from ESOP Trust	1,896	—
Prepaid expenses and other current assets	5,159	3,795

Total current assets	207,782	195,137
Property, plant and equipment, net	10,798	14,474
Intangible assets, net	17,694	28,680
Goodwill	398,921	398,921
Other assets	11,107	10,286

Total assets	$646,302	$647,498

Current liabilities:
Interest payable	$17,217	$9,039
Current portion, senior term loan payable	—	2,389
Current portion of subordinated note payable	—	3,000
Trade accounts payable	44,486	60,707
Accrued liabilities	43,145	45,475
Accrued payroll and related liabilities	40,221	43,033
Billings in excess of revenue earned	2,917	3,661

Total current liabilities	147,986	167,304
Senior secured notes	275,831	—
Senior unsecured notes	246,126	245,241
Senior term loan payable, excluding current portion	—	229,221
Subordinated note payable	—	46,932
Accrued compensation and benefits, excluding current portion	6,174	6,457
Non-current portion of lease obligations	7,848	7,286
Deferred income taxes	37,207	—
Redeemable common stock warrants	—	32,717
Redeemable common stock, $0.01 par value, 8,000,000 shares authorized, 5,658,234 and 5,424,274 shares issued and outstanding at September 30, 2010 and September 30, 2009	150,792	187,137
Common stock warrants	20,785	—
Accumulated other comprehensive loss	(177)	(238)
Accumulated deficit	(246,270)	(274,559)

Total liabilities, redeemable common stock, warrants and accumulated deficit	$646,302	$647,498

See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended September 30,
	2010	2009	2008
	(In thousands, except share and per share
	information)

Contract revenue	$833,988	$802,225	$739,482
Direct contract expense	638,000	615,700	566,408

Gross profit	195,988	186,525	173,074

Operating expenses:
Indirect contract expense	40,034	35,473	40,050
Research and development	716	677	988
General and administrative	70,976	60,867	59,484
Rental and occupancy expense	31,204	32,984	30,880
Depreciation and amortization	16,732	18,959	20,715
Loss on sale of subsidiary	2,420	—	—
Gain on sale of contracts	(5,014)	—	—

Total operating expenses	157,068	148,960	152,117

Operating income	38,920	37,565	20,957
Other income (expense):
Interest income	119	91	423
Interest expense	(67,613)	(55,154)	(47,382)
Other	(242)	305	655
Gain on debt extinguishment	50,749	—	—

Total other income (expenses)	(16,987)	(54,758)	(46,304)
Income (loss) before income taxes	21,933	(17,193)	(25,347)
Income tax (expense) benefit	(37,165)	152	13

Net loss	$(15,232)	$(17,041)	$(25,334)

Basic and diluted loss per share	$(2.81)	$(3.25)	$(5.01)

Basic and diluted weighted average common shares outstanding	5,427,979	5,246,227	5,057,337

See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK,
COMMON STOCK WARRANTS AND ACCUMULATED DEFICIT
FOR THE YEARS ENDED SEPTEMBER 30, 2010, 2009, AND 2008

			Common
	Redeemable Common Stock		Stock	Comprehensive	Accumulated
	Shares	Amount	Warrants	Income	Deficit
	(In thousands, except share and per share information)
Balances at September 30, 2007	5,012,934	$200,768	$—	$—	$(260,147)
Redeemable common stock issued	316,117	12,449	—	—	—
Redeemable common stock retired	(99,295)	(4,051)	—	—	—
Change in common stock redemption value	—	(8,605)	—	—	8,605
Postretirement medical plan actuarial cost	—	—	—	(36)	—
Net loss for year ended September 30, 2008	—	—	—	(25,334)	(25,334)

Comprehensive loss for year ended September 30, 2008	—		—	(25,370)

Balances at September 30, 2008	5,229,756	$200,561	$—	$	$(276,876)

Redeemable common stock issued	439,637	15,109	—	—	—
Redeemable common stock retired	(245,119)	(9,175)	—	—	—
Change in common stock redemption value	—	(19,358)	—	—	19,358
Postretirement medical plan actuarial cost	—	—	—	(202)	—
Net loss for year ended September 30, 2009	—	—	—	(17,041)	(17,041)

Comprehensive loss for year ended September 30, 2009	—	—	—	$(17,243)

Balances at September 30, 2009	5,424,274	$187,137	$—		$(274,559)

Redeemable common stock issued	516,590	14,124	—	—	—
Redeemable common stock retired	(282,630)	(9,338)	—	—	—
Common stock warrants issued	—	—	20,785	—	—
Change in common stock redemption value	—	(41,131)	—	—	41,131
Postretirement medical plan actuarial benefit	—	—	—	61	—
Loss on sale of subsidiary	—	—	—	—	2,390
Net loss for year ended September 30, 2010	—	—	—	(15,232)	(15,232)

Comprehensive loss for year ended September 30, 2010	—	—	—	$(15,171)	—

Balances at September 30, 2010	5,658,234	$150,792	$20,785		$(246,270)

See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2010	2009	2008
	(In thousands)
Cash flows from operating activities:
Net loss	$(15,232)	$(17,041)	$(25,334)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,777	18,959	20,715
Bad debt expense	—	1,014	(578)
Accretion of debt to face value	3,263	2,359	1,146
Amortization of debt issuance costs	7,199	2,708	1,766
Change in fair value of redeemable common stock warrants	(160)	(7,279)	(3,895)
Incentive compensation	3,171	(1,519)	500
Gain on debt extinguishment	(50,749)	—	—
Deferred income taxes	37,207	—	—
Loss on sale of subsidiary	2,589	—	—
Gain on sale of contracts	(514)	—	—
Other gains and losses	(59)	(370)	(422)
Changes in assets and liabilities:
Accounts receivable, net	6,624	(12,718)	18,941
Other assets	(1,287)	(4,283)	771
Trade accounts payable	(16,102)	3,544	11,059
Accrued liabilities	1,595	14,340	6,119
Interest payable	8,178	2,496	(5,568)
Other liabilities	(104)	6,785	4,100

Net cash provided by operating activities	2,396	8,995	29,320
Cash flows from investing activities:
Cash paid for acquisitions-related obligations	(50)	(166)	(7,946)
Capital expenditures	(2,207)	(2,186)	(4,986)
Proceeds from sale of fixed assets	110	5	780

Net cash provided by (used in) investing activities	(2,147)	(2,347)	(12,152)
Cash flows from financing activities:
Cash (paid for) received from interest rate swap	—	(4,647)	4,333
Sale of Secured Notes	281,465	—	—
Sale of Common Stock Warrants	20,785	—	—
Payment of debt issuance cost	(18,183)	—	(500)
Repayment of Term B Loan	(236,596)	—	—
Repurchase of Subordinated Note and related warrants	(25,000)	—	—
Payment of senior term loan principal	—	(2,433)	(6,474)
Payment of Subordinated Note principal	—	(3,000)	—
Revolver borrowings	84,200	504,900	450,505
Revolver repayments	(84,200)	(504,900)	(459,755)
Loan to ESOP Trust	(5,323)	(5,936)	(3,369)
ESOP loan repayment	5,323	5,936	3,369
Redeemable common stock purchased from ESOP Trust	(9,338)	(9,174)	(4,051)
Redeemable common stock sold to ESOP Trust	2,128	7,504	3,377

Net cash provided by (used in) financing activities	15,261	(11,750)	(12,565)
Net increase (decrease) in cash and cash equivalents	15,510	(5,102)	4,603
Cash and cash equivalents at beginning of period	11,185	16,287	11,684

Cash and cash equivalents at end of period	$26,695	$11,185	$16,287

Supplemental disclosure of cash flow information:
Cash paid for interest	$49,161	$49,953	$49,909
Cash paid (received) for taxes	(41)	(152)	28
Non-cash financing activities:
Common stock issued to ESOP Trust in satisfaction of employer contribution liability	10,099	10,273	9,781
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
Summary of Critical Accounting Policies
Revenue Recognition
Alion’s revenue comes from delivering technology services under three types of contracts. Some contracts provide for reimbursement of costs plus fees; others are fixed-price or time-and-material type contracts. The Company recognizes revenue when a contract has been executed, the contract price is fixed or determinable, delivery of services or products has occurred and collectibility of the contract price is considered reasonably assured.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Alion recognizes revenue on cost-reimbursement contracts as it incurs costs and includes estimated fees earned. The Company recognizes time-and-material contract revenue at negotiated, fixed, contractually billable rates as it delivers labor hours and incurs other direct expenses. Alion uses various performance measures under the percentage of completion method to recognize revenue for fixed-price contracts. Estimating contract costs at completion and recognizing revenue appropriately involve significant management estimates. Actual costs may differ from estimated costs and affect estimated profitability and timing of revenue recognition. From time to time, facts develop that require Alion to revise estimated total costs or expected revenue. Alion records the cumulative effect of revised estimates in the period in which the facts requiring revised estimates become known. Alion recognizes the full amount of anticipated losses on any contract in the period a loss becomes known. For each of the periods presented, the cumulative effects of revised estimates were immaterial to the Company’s financial performance.
Federal government contracts are subject to periodic funding by the contracting agency customer. A customer may fund a contract at inception or ratably throughout the period of performance as services are provided. If Alion determines contract funding is not probable, it defers revenue recognition until realization is probable. Federal government contract costs are subject to government audit and adjustment via negotiation with government representatives. The government considers Alion a major contractor and maintains an office on site to perform various audits. The government has audited the Company’s claimed costs through fiscal year 2004. Indirect rates have been negotiated and settled through fiscal year 2004. Settlement had no material adverse effect on the Company’s results of operations or cash flows. DCAA is currently auditing the Company’s indirect cost proposals for fiscal 2005 and 2006. The Company has submitted incurred cost proposals for all fiscal years through 2009 and plans to submit its current year proposal in March 2011. The Company has recorded revenue on federal government contracts in amounts it expects to realize.
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
The Company generates software-related revenue from licensing software and providing services. Because professional services are essential to the functionality of the solutions Alion sells, the Company applies the percentage of completion method in Accounting Standards Codification (ASC) 605 — Revenue Recognition to recognize software-related revenue.
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
The Company operates in one segment and tests goodwill at the reporting unit level. Management has identified three reporting units for the purpose of testing goodwill for impairment. The reporting units are based on administrative organizational structure and the availability of discrete financial information. Each reporting unit provides a similar range of scientific, engineering and analytical services to departments and agencies of the U.S. government and commercial customers. The Company employs a reasonable, supportable and consistent method to assign goodwill to reporting units expected to benefit from the synergies arising from acquisitions. Alion determines reporting unit goodwill in a manner similar to the way it determines goodwill in a purchase allocation by using fair value to determine reporting unit “purchase price”, assets, liabilities and goodwill. Reporting unit residual fair value after this allocation is the implied fair value of reporting unit goodwill. The Company’s reporting units remained consistent in structure for all periods presented. From September 2008 through September 2010, Alion recognized $50 thousand in additional goodwill for contingent consideration from a prior acquisition and allocated this change based on current reporting unit structure.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company performs its own independent analysis to determine whether goodwill is potentially impaired. Management performs discounted cash flow and market-multiple-based analyses to estimate the enterprise fair value of Alion and its reporting units and the fair value of reporting unit goodwill in order to test goodwill for potential impairment. Management independently determines the rates and assumptions it uses to perform its goodwill impairment analysis. It compares forecast revenue to contract backlog and proposal backlog to assess the probability of future contracts and revenue and to evaluate the recoverability of goodwill. September 2010 contract backlog was approximately eight times trailing twelve month revenue.
Alion’s cash flow analysis depends on several significant management inputs and assumptions. Management uses observable inputs, rates and assumptions consistent with those used by the independent third party to prepare the valuation report for the ESOP Trustee. Management’s cash flow analysis includes the following significant inputs and assumptions: estimated future revenue and revenue growth; estimated future operating margins and EBITDA; observable market multiples for comparable companies; and a discount rate consistent with a market-based weighted average cost of capital. Management includes EBITDA in its analysis in order to use publicly available valuation data.
In the Company’s most recent impairment testing, market multiples for trailing twelve month EBITDA for comparable companies (publicly traded professional services government contractors) ranged from a low of 7.5 to a high of 11.1, with a median value of 8.1. Market multiples for trailing twelve month revenue ranged from a low of 0.61 to a high of 0.76, with a median value of 0.71. Management used median market multiples and a weighted average cost of capital rate of 12.5% derived from market-based inputs, the tax-effected interest cost of Alion’s outstanding debt and a hypothetical market participant capital structure. Management estimates future years’ EBITDA based on Alion’s historical adjusted EBITDA as a percentage of revenue. Consistent with industry norms, Management estimated future revenue would grow 7%-10% annually. Prior year market multiples for trailing twelve month EBITDA for comparable professional services government contractors ranged from a low of 9.0 to a high of 12.7, with a median value of 10.4. Prior year market multiples for trailing twelve month revenue ranged from a low of 0.76 to a high of 1.22, with a median value of 0.99. The prior year weighted average cost of capital rate was 12.5% derived from market-based inputs, the tax-effected interest cost of Alion’s outstanding debt and a hypothetical market participant capital structure. There were no changes to the methods used to evaluate goodwill in prior periods. Changes in one or more inputs could materially alter the calculation of Alion’s enterprise fair value and thus the Company’s determination of whether its goodwill is potentially impaired. A hypothetical 10% increase or decrease in the weighted average cost of capital rate at September 30, 2010 would have produced a corresponding approximate 5% decrease or increase in estimated enterprise value. At September 30, 2010, market-multiple based enterprise value was not materially different from discounted cash flow enterprise value.
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
Alion completed its most recent goodwill impairment analysis in the fourth quarter of fiscal year 2010 and concluded no goodwill impairment existed as of September 30, 2010. As of September 30, 2010, the estimated fair value of each reporting unit substantially exceeded its carrying value and enterprise value. Given the results of the Company’s impairment testing under step one; it is unlikely that a reasonably likely change in assumptions would have triggered an impairment. A hypothetical 10% decrease in fair value would not have resulted in impairment to goodwill for any reporting unit or triggered the need to perform additional step two analyses for any reporting unit. There were no significant events in the year ended September 30, 2010, that indicated impairment to Alion’s $398.9 million of goodwill as of September 30, 2010.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Alion amortizes intangible assets as it consumes their economic benefit over the assets’ estimated useful lives. As of September 30, 2010, the Company had a recorded net intangible asset balance of approximately $17.7 million, composed primarily of purchased contracts from the JJMA and Anteon contract acquisitions.

Purchased contracts	1 — 13 years
Internal use software and engineering designs	2 — 3 years
Non-compete agreements	3 — 6 years
Redeemable Common Stock
There is no public market for Alion’s redeemable common stock and therefore no observable price for its equity, individually or in the aggregate. The ESOP Trust holds all the Company’s outstanding common stock. Under certain circumstances, ESOP beneficiaries can require the ESOP Trust to distribute the value of their beneficial interests. The Internal Revenue Code (IRC) and ERISA require the Company to offer ESOP participants who receive Alion common stock, a liquidity put right. The put right requires the Company to purchase distributed shares at any time during two put option periods at then current fair market value. Common stock distributed by the ESOP Trust is subject to a right of first refusal. Prior to any subsequent transfer, the shares must first be offered to the Company and then to the ESOP Trust. Eventual redemption of shares of Alion common stock as a result of distributions is outside the Company’s control; therefore, Alion classifies its outstanding shares of redeemable common stock as a liability.
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
Alion records changes in the reported value of its outstanding common stock through an offsetting charge or credit to accumulated deficit. The Company decreased its liability for redeemable common stock by approximately $41.1 million for the year ended September 30, 2010. The accumulated deficit at September 30, 2010 included $49.1 million for changes in the Company’s share redemption liability. Outstanding redeemable common stock had an aggregate fair value of approximately $150.8 million as of September 30, 2010.
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

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Postretirement Benefits
Alion accounts for postretirement medical and related benefits in accordance ASC Topic 715 Compensation — Retirement Benefits. The Company accrues the cost of providing postretirement benefits over employees’ periods of active service and determines costs on an actuarial basis. The Company recognizes a liability for the underfunded status of its defined benefit postretirement plan and recognizes in income, the effects of any change in funded status in the year a change occurs. Alion curtailed its postretirement benefits plan at the end of fiscal year 2006. See Note 5 for further discussion.
Fair Value of Financial Instruments
It was impracticable for the Company to estimate the fair value of its formerly outstanding subordinated debt because the only market for this financial instrument involved principal to principal transactions. The Company carried its subordinated debt at amortized cost. The Company used the following methods and assumptions to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value.
Alion used an option pricing model to estimate the fair value of its now-retired redeemable common stock warrants. In estimating the Company’s aggregate redeemable common stock warrant liability, Management considered factors such as risk free interest rates, share price volatility of comparable publicly traded companies, the valuation report prepared for and the share price selected by the ESOP Trustee. Alion repurchased and extinguished its subordinated note and related redeemable common stock warrants on March 22, 2010.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
(3) Business Combinations
Fiscal Year 2010 Sale
On September 30, 2010, Alion sold its HFA subsidiary for $275 thousand. The Company received $200 thousand at closing and recognized a $2.4 million loss on the sale.
On July 9, 2010, Alion’s WCGS subsidiary sold several of its contracts with the U.S. Navy along with certain related assets and liabilities for $5.0 million. WCGS received $4.5 million in cash at closing and recognized a $5.1 million gain on the sale. Alion and WCGS continue to provide professional engineering services to the U.S. Navy under a variety of existing contracts.
Neither the sale of Alion’s HFA subsidiary nor the WCGS contract sale was material or significant; therefore no pro forma disclosures are presented in these consolidated financial statements.
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

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(4) Employee Stock Ownership Plan (ESOP) and ESOP Trust
In December 2001, the Company adopted the Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan (the Plan) and Trust. The Plan, a tax-qualified retirement plan, includes ESOP and non-ESOP components. In January 2007, Alion amended and restated the Plan effective as of October 1, 2006. The Company adopted the first amendment to the restated plan in July 2007 and the second amendment in September 2007. Alion adopted the third plan amendment in May 2010 and the fourth amendment in June 2010. In April 2010, the Internal Revenue Service issued a determination that the Trust and the Plan including the first and third plan amendments, qualify under Sections 401(a) and 501(a) of the Internal Revenue of 1986, as amended. The Company believes that the Plan as amended subsequent to the IRS determination letter, complies with and is being operated in accordance with IRC 401(a) and IRC 501 (a).
The Company makes 401(k) matching contributions in shares of Alion common stock and discretionary profit-sharing contributions in a combination of Alion common stock and cash. The Company matches the first 3% and one-half of the next 2% of eligible employee salary deferrals by contributing shares of Alion common stock to the ESOP Trust on March 31 and September 30 each year. The Company also makes a profit sharing contribution of Alion common stock to the ESOP Trust on the same dates equal to 1% of eligible employee compensation. Each pay period the Company makes a cash contribution to the non-ESOP component of the KSOP equal to 1.5% of eligible employee compensation. Alion recognized $13.4 million, $13.6 million and $12.3 million in contribution expense for the KSOP for the years ended September 30, 2010, 2009 and 2008.
(5) Postretirement Benefits
Alion sponsors a postretirement plan providing medical, dental, and vision coverage to eligible former employees. The Company is self-insured with a stop-loss limit under an insurance agreement. The plan was closed to new participants in fiscal 2008. It provides benefits until age 65 for employees who met certain age and service requirements. Alion requires most participants to pay the full expected cost of benefits. A limited number of participants, eligible for coverage after age 65, contribute a lesser amount. As of September 30, 2010, the Company had recognized a $675 thousand unfunded plan liability. Alion paid $59 thousand, $83 thousand and $854 thousand in plan benefits for the years ended September 30, 2010, 2009 and 2008. Participants contributed $20 thousand, $21 thousand and $218 thousand for the years ended September 30, 2010, 2009, and 2008.
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
A participant can choose whether to receive a distribution in cash or shares of Alion common stock. If Alion distributes common stock to a participant or beneficiary, the IRC and ERISA require that it provide a put option to permit a recipient to sell the shares to the Company at the estimated fair value price per share based on the most recent price at which the Company was able to sell shares to the ESOP Trust ($26.65 at September 30, 2010 and $28.00 at March 31, 2010). Consistent with its duty of independence from Alion Management and its fiduciary responsibilities, the ESOP Trustee retains an independent third party valuation firm to assist it in determining the fair market value (share price) at which the Trustee may acquire or dispose of investments in Alion common stock. The Audit and Finance Committee of Alion’s Board of Directors reviews the reasonableness of the liability for outstanding redeemable common stock that Management has determined is appropriate for the Company to recognize in its financial statements. The Audit and Finance Committee considers various factors in its review, including in part, the valuation report and the share price selected by the ESOP Trustee. Management considers the share price selected by the ESOP Trustee along with other factors, to assist in estimating Alion’s aggregate liability for outstanding redeemable common stock owned by the ESOP Trust. Certain participants who beneficially acquired shares of Alion common stock on December 20, 2002, have the right to sell such shares distributed from their accounts at the greater of the then current estimated fair value per share or the original $10.00 purchase price.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Although the Company and the ESOP retain the right to delay distributions consistent with the terms of the Alion KSOP and to control the circumstances of future distributions, eventual redemption of shares of Alion common stock is deemed to be outside the Company’s control.
(8) Accounts Receivable
Accounts receivable at September 30 consisted of the following:

	September 30,
	2010	2009
	(In thousands)
Billed receivables	$94,662	$108,566
Unbilled receivables:
Amounts currently billable	36,021	22,954
Revenues recorded in excess of milestone billings on fixed price contracts	2,917	3,757
Revenues recorded in excess of estimated contract value or funding	24,952	36,327
Retainages and other amounts billable upon contract completion	19,278	12,972
Allowance for doubtful accounts	(3,798)	(4,419)

Total Accounts Receivable	$174,032	$180,157

Revenues recorded in excess of milestone billings on fixed price contracts are not yet contractually billable. Amounts currently billable consist principally of amounts to be billed within the next year. Any remaining unbilled balance including retainage is billable upon contract completion or completion of DCAA audits. Revenue recorded in excess of contract value or funding is billable upon receipt of contractual amendments or other modifications. Costs and estimated earnings in excess of billings on uncompleted contracts totaled approximately $83.2 million as of September 30, 2010 and included approximately $25.0 million for customer-requested work for which the Company had not received contracts or contract modifications. In keeping with industry practice, Alion classifies all contract-related accounts receivable as current assets based on contractual operating cycles which frequently exceed one year. Unbilled receivables are expected to be billed and collected within one year except for $19.3 million at September 30, 2010.
(9) Property, Plant and Equipment

	September 30,
	2010	2009
	(In thousands)
Leasehold improvements	$10,862	$10,214
Equipment and software	33,693	32,807

Total cost	44,555	43,021
Less: accumulated depreciation and amortization	(33,757)	(28,547)

Net Property, Plant and Equipment	$10,798	$14,474

Depreciation and leasehold amortization expense for fixed assets was approximately $5.7 million, $6.4 million and $6.2 million for the years ended September 30, 2010, 2009, and 2008.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(10) Goodwill and Intangible Assets
The Company accounts for goodwill and other intangible assets according to ASC 350 Intangibles — Goodwill and Other which requires that Alion review goodwill at least annually for impairment. The Company performs this review at the end of each fiscal year. As of September 30, 2010, Alion recorded approximately $398.9 million in goodwill. The table below summarizes the changes in goodwill carrying amounts during the years ended September 30, 2010 and 2009.

Total
(In thousands)
Balance as of October 1, 2008	$398,871
Goodwill acquired during the year	—
Adjustment to initial allocation (includes earn out obligations)	50

Balance as of September 30, 2009	$398,921
Goodwill acquired during the year	—
Adjustment to initial allocation (includes earn out obligations)	—

Balance as of September 30, 2010	$398,921

Intangible assets consist primarily of contracts acquired through the Anteon and JJMA transactions. The table below shows the components of intangible assets as of September 30, 2010 and 2009.

	September 30, 2010			September 30, 2009
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Purchased contracts	$111,635	$(94,228)	$17,407	$111,635	$(83,563)	$28,072
Internal use software and engineering designs	2,155	(1,868)	287	2,155	(1,568)	587
Non-compete agreements	725	(725)	—	725	(704)	21

Total	$114,515	$(96,821)	$17,694	$114,515	$(85,835)	$28,680

The weighted-average remaining amortization period of intangible assets was approximately six years at September 30, 2010. Amortization expense was approximately $11.0 million, $12.6 million, and $14.5 million for the years ended September 30, 2010, 2009 and 2008. Estimated aggregate amortization expense for the next five years and thereafter is as follows.

Fiscal year ending
September 30,	(In thousands)
2011	6,842
2012	5,766
2013	3,246
2014	879
2015	737
Thereafter	224

$17,694

(11) Long-Term Debt
Alion’s current debt structure includes a $25 million revolving credit facility, the Secured Notes and the Unsecured Notes. On March 22, 2010, the Company retired its Term B Senior Credit Agreement, its Subordinated Note and the Subordinated Note Warrants. The Company is in compliance with each of the affirmative and negative financial and non-financial covenants in its existing debt agreements at September 30, 2010.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Credit Agreement
On March 22, 2010, the Company entered into a new Credit Agreement (Credit Agreement), which consists of a $25.0 million senior revolving credit facility (Revolver) none of which was actually drawn as of September 30, 2010.
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
Security. The Credit Agreement is secured by a first priority security interest in all current and future tangible and intangible property of Alion and its guarantor subsidiaries, IPS, CATI, METI, JJMA, BMH, WCI, WCGS, MA&D and Alion Canada (US) Corporation. On March 22, 2010 Alion and the subsidiary guarantors entered into an Intercreditor Agreement with Wilmington Trust Company and Credit Suisse AG, Cayman Islands Branch (Intercreditor Agreement). Under the Intercreditor Agreement, Credit Agreement lenders have a super priority right of payment with respect to the underlying collateral, which is superior to the Secured Note lenders’ rights.
Guarantees. The Company’s obligations under the Credit Agreement are guaranteed by the Company’s subsidiaries, IPS, CATI, METI, JJMA, BMH, WCI, WCGS, MA&D and Alion Canada (US) Corporation. These subsidiaries also guarantee all of the Company’s obligations under the Secured Notes and Unsecured Notes (each described below). Formerly, only CATI, METI, JJMA, BMH, WCI and MA&D were guarantors.
Interest and Fees. Alion can choose whether the Revolver bears interest at one of two floating rates using either a Eurodollar rate or an alternative base rate. The minimum interest rate on the Revolver is 8.5%. The Eurodollar interest rate is 500 basis points plus a 3.5% minimum interest rate. The alternate base rate is 400 basis points plus a 4.5% minimum interest rate.
Other Fees and Expenses. Each quarter Alion is required to pay a commitment fee of 175 basis points per year on the prior quarter’s daily unused Revolver balance. The Company paid approximately $235 thousand in commitment fees for the Revolver for fiscal year 2010.
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
The Credit Agreement defines Consolidated EBITDA as: (a) net income (or loss), as defined in the Credit Agreement; plus (b) the following items, without duplication, to the extent deducted from net income or included in the net loss, the sum of: (i) consolidated interest expense; (ii) provision for income taxes; (iii) depreciation and amortization, including amortization of other intangible assets; (iv) cash contributions to the ESOP in respect of the repurchase liability of the Company under the ESOP Plan; (v) any non-cash charges or expenses including (A) non-cash expenses associated with the recognition of the difference between the fair market value of the (now extinguished Subordinate Note) Warrants and the exercise price of the Warrants, (B) non-cash expenses with respect to the stock appreciation rights and phantom stock plans, and the Warrants and accretion of the Warrants and (C) non-cash contributions to the ESOP; (vi) any extraordinary losses and (vii) any nonrecurring charges and adjustments by third-party valuation firm that prepares valuation reports in connection with the ESOP; minus (c) without duplication, (i) all cash payments made on account of reserves, restructuring charges and other non-cash charges added to net income (or included in net loss) pursuant to clause (b)(v) above in a previous period and (ii) to the extent included in net income (or net loss), any extraordinary gains and all non-cash items of income, in accordance with GAAP.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Secured Notes
On March 22, 2010, Alion issued and sold $310 million of its private units (Units) to Credit Suisse, which informed the Company it had resold most of the units to qualified institutional buyers. Each of the 310,000 Units sold consisted of $1,000 in face value of Alion private 12% senior secured notes (Secured Notes) and a warrant to purchase 1.9439 shares of Alion common stock. On September 2, 2010, Alion exchanged the private Secured Notes for publicly tradable Secured Notes with the same terms.
Security. The Secured Notes are secured by a first priority security interest in all current and future tangible and intangible property of Alion and its guarantor subsidiaries, IPS, CATI, METI, JJMA, BMH, WCI, WCGS, MA&D and Alion Canada (US) Corporation. The Secured Notes are senior obligations of Alion and rank pari passu in right of payment with existing and future senior debt, including the Credit Agreement, except to the extent that the Intercreditor Agreement provides Credit Agreement lenders with a super priority right of payment with respect to the underlying collateral.
Guarantees. The Company’s obligations under the Secured Notes are guaranteed by the Company’s subsidiaries, IPS, CATI, METI, JJMA, BMH, WCI, WCGS, MA&D and Alion Canada (US) Corporation.
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
Guarantees. Alion’s obligations under the Unsecured Notes are guaranteed by the Company’s subsidiaries, IPS, CATI, METI, JJMA, BMH, WCI, WCGS, MA&D and Alion Canada (US) Corporation.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Interest Payable
Interest payable consists of the following balances.
Interest payable consisted of the following balances:

	September 30,
	2010	2009
	(In thousands)
Unsecured Notes	$4,271	$4,271
Secured Notes	12,946	—
Senior Term Loan	—	3,975
Subordinated Note Payable	—	793

Total	$17,217	$9,039

As of September 30, 2010, Alion must make the following principal repayments (at face amount before debt discount) for its outstanding debt.

	2011	2012	2013	2014	2015	Total

Secured Notes and PIK Interest (1)	$—	$—	$—	$—	$339,788	$339,788
Unsecured Notes (2)	—		—	—	250,000	250,000

Total Principal Payments	$—	$—	$—	$—	$589,788	$589,788

1.	The Secured Notes due in 2015 include $310 million of debt issued in March 2010 and an estimated $29.8 million in PIK interest added to principal over the life of the notes. As of September 30, 2010, the $275.8 million carrying value on the face of the balance sheet included $310 million in principal, $3.3 million in accrued PIK interest and is net of $37.4 million in aggregate unamortized debt issue costs. Initial debt issue costs consist of $7.7 million in original issue discount, $13.5 million in third-party costs and $20.8 million for the initial fair value of the new Secured Note warrants.

2.	The Unsecured Notes on the face of the balance sheet include $250 million in principal and $3.9 million in unamortized debt issue costs as of September 30, 2010 (initially $7.1 million).

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
At September 30, 2010, the Company had no outstanding assets or liabilities required to be reported at fair value. Valuation techniques utilized in the fair value measurement of assets and liabilities presented on the Company’s balance sheet for each period presented were unchanged from previous practice during the reporting period. The Company used Level 3 inputs to measure the fair value of its now-extinguished redeemable common stock warrants.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below provides a summary of the changes in fair value of all financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended September 30, 2010 and 2009.

	Fiscal Year Ended September 30,
	2010	2009
	Redeemable Common Stock
	Warrants
Balance, beginning of period	$(32,717)	$(39,996)
Total realized and unrealized gains and (losses)	14,564	—
Included as a credit to interest expense	160	7,279
Issuances and settlements	17,993	—

Balance, end of period	$—	$(32,717)

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

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(15) Secured Note Common Stock Warrants
On March 22, 2010, Alion issued 310,000 Units. Each Unit consists of $1,000 of Secured Note face value and a warrant to purchase 1.9439 shares of Alion common stock. The Secured Note warrants entitle holders to purchase a total of 602,614 shares of Alion common stock. Each Secured Note warrant has an exercise price of a penny per share; the Secured Note warrants are not redeemable for cash.
The Company registered the Secured Notes, but is not required to register the warrants. The Units separated into Secured Notes and warrants on June 22, 2010. Each warrant will become exercisable on March 22, 2011 and expires on March 15, 2017.
The Secured Note warrants had an initial fair value of approximately $20.8 million based on Alion’s former share price of $34.50. Alion recognized the value of the warrants as part of the debt issue costs for the Secured Notes and recorded the corresponding credit to equity. The Company accounts for the Secured Note warrants as equity and reassesses this classification each reporting period. The Company identified no required changes in accounting treatment as of September 30, 2010.
(16) Leases
Future minimum lease payments under non-cancelable operating leases for buildings, equipment and automobiles at September 30, 2010 are set out below. Alion subleased some excess capacity under its operating leases to subtenants under non-cancelable operating leases. In connection with certain acquisitions, Alion assumed operating leases at above-market rates; recorded loss accruals of approximately $4.9 million based on the estimated fair value of the lease liabilities assumed; and is amortizing these amounts over the lease terms. The remaining unamortized loss related to these acquisitions was $178 thousand at September 30, 2010. Alion also acquired a related sublease pursuant to which it received above-market rates. Based on the estimated fair value of the sublease, Alion recognized an asset of $586 thousand and fully amortized it over the lease term

Lease Payments for Fiscal Years Ending	(In thousands)
2011	$27,676
2012	24,081
2013	22,098
2014	15,443
2015	15,292
And thereafter	24,661

Gross lease payments	$129,251
Less: non-cancelable subtenant receipts	(2,382)

Net lease payments	$126,869

Composition of Total Rent Expense

	September 30,
	2010	2009	2008
	(In thousands)
Minimum rentals	$22,100	$25,742	$24,794
Less: Sublease rental income	(1,829)	(2,655)	(3,559)

Total rent expense, net	$20,271	$23,087	$21,235

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(17) Stock-based Compensation
SAR Plan
Alion’s Stock Appreciation Rights Plan adopted in 2004 expires in 2014. Total outstanding SAR grants cannot exceed 12% of the Company’s outstanding common stock shares on a fully diluted basis. The chief executive officer may award SARs as he deems appropriate. Awards vest ratably over four years with payment following the grant date fifth anniversary. Grants with no intrinsic value expire on their year-five payment date. The Plan permits accelerated vesting in the event of death, disability or a change in control of the Company. Approximately 888 thousand SARs were outstanding at September 30, 2010, at a weighted average grant date fair value of $36.74 per share. No outstanding grant has any intrinsic value. For the years ended September 30, 2010 and 2009 the Company recognized credits to compensation expense of $932 thousand and $611 thousand. In 2008, the Company recognized a $580 thousand charge to compensation expense.
Phantom Stock Plans
Alion formerly maintained an Executive and a Director Phantom Stock Plan. In 2009, executives forfeited outstanding phantom stock awards. There is one director phantom stock grant of 4,995 shares outstanding worth approximately $133 thousand, payable January 2011. Phantom stock represents a theoretical share of Alion common stock which confers no voting or other common stock ownership rights. Plan references to shares of common stock are for accounting and valuation purposes only. The Company is authorized to issue up to 2.0 million shares of phantom stock. At vesting, grantees are entitled to payment for their vested shares at Alion’s then-current share price, based on the most recent ESOP Trust stock valuation. Alion recognized credits to compensation expense of approximately $218 thousand, $4.5 million and $80 thousand for the years ended September 30, 2010, 2009 and 2008.
The Company uses a Black-Scholes-Merton option pricing model based on the fair market value of a share of its common stock to recognize compensation expense for all grants. There is no established public trading market for Alion’s common stock. The ESOP Trust is the only holder of our common stock. Alion does not expect to pay any dividends on its common stock and intends to retain future earnings, if any, to use in operating its business.
(18) Long Term Incentive Plan
In December 2008, Alion adopted a long-term incentive compensation plan to provide cash compensation to certain executives. Grants under the plan to individuals contain specific financial and other performance goals and vest over varying time periods. Some grants are for a fixed amount; others contain provisions that provide for a range of compensation from a minimum of 50% to a maximum of 150% of an initial grant amount. The Company periodically evaluates the probability of individuals meeting the financial and other performance goals in grant agreements. Management estimates long term incentive compensation expense based on the stated amounts of outstanding grants, estimated probability of achieving stated performance goals and estimated probable future grant value. The Company recognized $4.3 million and $3.7 million in long term incentive compensation expense for the years ended September 30, 2010 and 2009.
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

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As a result of its tax status change, Alion recorded a deferred tax liability of $33.8 million, a deferred tax asset of $35.4 million and an offsetting valuation allowance of $35.4 million. The net effect of this was to recognize a $33.8 million charge to current earnings for deferred tax expense. The Company’s history of losses gives rise to a presumption that it might not be able to realize the full benefit of any deferred tax assets it is required to recognize. Therefore, the Company established a valuation allowance equal to the deferred tax assets it was required to recognize on becoming a C-corporation. Alion does not expect it will actually have to pay income taxes for several years. Deferred tax liabilities will continue to increase for tax amortization of goodwill. As of September 30, 2010 deferred tax assets and related valuation allowances were $36.9 million and deferred tax liabilities were $37.2 million.
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
Alion may become subject to federal or state income tax examination for tax years ending September 2007 through 2009. The Company’s former status as a pass-through entity owned by a tax-exempt trust makes an examination unlikely and the possibility of an adverse determination remote. Prior to its change in status, the Company was at all times a validly electing S corporation.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The provision for income taxes for the year ended September 30, 2010 is as follows:

September 30,
2010
Current:
Federal	$—
State	(2)
Foreign	(40)

Total current provision	(42)

Deferred:
Federal	30,622
State	6,585
Foreign	—

Total deferred provision/(benefit)	37,207

Total provision for income taxes	$37,165

Alion’s tax provision at September 30, 2010 includes the effects of state income taxes, debt extinguishment, converting from an S-corporation to a C-corporation and establishing a valuation allowance. The provision for taxes for the year ended September 30, 2010 differs from the amount computed by applying the statutory U.S. federal income tax rate to income before taxes as a result of the following:

	September 30, 2010	September 30, 2010

Expected federal income tax (benefit)	35.0%	$7,677
State taxes (net of federal benefit)	0.8%	201
Nondeductible expenses	1.2%	260
Provision to return true-ups	0.0%	(2)
Tax credits	-0.2%	(40)
Deferred tax assets at conversion	-161.2%	(35,359)
Deferred tax liabilities at conversion	154.2%	33,818
Valuation allowance	168.4%	36,929
S-Corp share of pre-tax income	-16.6%	(3,638)
Non-taxable debt extinguishment gain	-12.2%	(2,681)

Income tax expense (benefit)	169.4%	$37,165

At September 30, 2010 the components of deferred tax assets and deferred tax liabilities were as follows:

September 30, 2010
Deferred tax assets:
Accrued expenses and reserves	$11,083
Intangible amortization	13,650
Deferred rent	2,635
Deferred wages	4,329
Depreciation and leases	3,580
Carryforwards and tax credits	1,626
Other	25

Gross deferred tax assets	$36,929

Less Valuation	36,929

Net Deferred Tax Assets	$—

Deferred tax liabilities:
Goodwill	37,207

Net deferred tax asset/(liability)	$(37,207)

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(20) Segment Information and Customer Concentration
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
Contract receivables from agencies of the federal government represented approximately $170.8 million, or 97.5%, $179.7 million, or 97.4%, and $164.2 million, or 95.2%, of accounts receivable at September 30, 2010, 2009, and 2008. Contract revenue from agencies of the federal government represented approximately 97.5%, 96.5% and 93.9% of total contract revenue during the years ended September 30, 2010, 2009 and 2008. The following customers represent 5% or more of consolidated revenue during the years 2010, 2009 or 2008. In the aggregate, they account for approximately one half of Alion’s consolidated revenue each year.

		September 30,
Government Agency	Contract	2010	2009	2008

DoD — Defense Information Systems Agency (DISA)	Modeling and Simulation Information Analysis Center for DISA	13.0%	6.8%	4.7%

DoD — U.S. Navy	Seaport Multiple Award Contract for the Naval Sea Systems Command (NAVSEA)	12.7%	14.3%	17.3%

DoD — U.S. Air Force	Technical and Analytical Support for the U.S. Air Force	10.3%	9.5%	9.0%

DoD — U.S. Navy	Seaport E Multiple Award Contract for NAVSEA	9.2%	5.2%	2.5%

DoD — DISA	Weapons System Information Analysis Center DISA	6.0%	5.5%	5.0%

DoD — U.S. Navy	Engineering, Financial and Program Management Support Services to the U.S. Navy Virtual SYSCOM	5.0%	7.0%	8.6%
(21) Guarantor/Non-guarantor Condensed Consolidated Financial Information
Alion’s Senior Secured and Senior Unsecured Notes are general obligations of the Company. Certain of Alion’s 100% owned domestic subsidiaries have jointly, severally, fully and unconditionally guaranteed the Senior Secured and Senior Unsecured Notes. The following information presents condensed consolidating balance sheets as of September 30, 2010 and September 30, 2009; and condensed consolidating statements of operations and cash flows for the years ended September 30, 2010, 2009 and 2008 of the parent company issuer, the guarantor subsidiaries and the non-guarantor subsidiaries. Investments include investments in subsidiaries held by the parent company issuer and have been presented using the equity method of accounting. As disclosed in Note 20, Alion sold its HFA guarantor subsidiary in September 2010. The results of HFA’s operations and cash flows are included in the condensed consolidating statements for all years presented. HFA and Alion’s investment in HFA are included in the condensed consolidating balance sheets as of September 30, 2009 only.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Balance Sheet Information at September 30, 2010

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	(In thousands)
Current assets:
Cash and cash equivalents	$26,770	$(75)	$—	$—	$26,695
Accounts receivable, net	170,676	3,312	44	—	174,032
Receivable due from ESOP Trust	1,896	—	—	—	1,896
Prepaid expenses and other current assets	5,112	47	—	—	5,159

Total current assets	204,454	3,284	44	—	207,782
Property, plant and equipment, net	10,755	43	—	—	10,798
Intangible assets, net	17,694	—	—	—	17,694
Goodwill	398,921	—	—	—	398,921
Investment in subsidiaries	18,844	—	—	(18,844)	—
Intercompany receivables	1,054	18,235	—	(19,289)	—
Other assets	11,091	13	3	—	11,107

Total assets	$662,813	$21,575	$47	$(38,133)	$646,302

Current liabilities:
Interest payable	$17,217	$—	$—	$—	$17,217
Trade accounts payable	44,065	421	—	—	44,486
Accrued liabilities	42,865	271	9	—	43,145
Accrued payroll and related liabilities	39,277	924	20	—	40,221
Billings in excess of costs revenue earned	2,882	35	—	—	2,917

Total current liabilities	146,306	1,651	29	—	147,986
Intercompany payables	18,236	—	1,053	(19,289)	—
Senior secured notes	275,831	—	—	—	275,831
Senior unsecured notes	246,126	—	—	—	246,126
Accrued compensation and benefits, excluding current portion	6,174	—	—	—	6,174
Non-current portion of lease obligations	7,805	43	—	—	7,848
Deferred income taxes	37,207	—	—	—	37,207
Redeemable common stock	150,792	—	—	—	150,792
Common stock of subsidiaries	—	2,801	—	(2,801)	—
Common stock warrants	20,785	—	—	—	20,785
Accumulated other comprehensive loss	(177)	—	—	—	(177)
Accumulated surplus (deficit)	(246,272)	17,080	(1,035)	(16,043)	(246,270)

Total liabilities, redeemable common stock and accumulated deficit	$662,813	$21,575	$47	$(38,133)	$646,302

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Balance Sheet Information at September 30, 2009

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	(In thousands)
Current assets:
Cash and cash equivalents	$11,404	$(215)	$(4)	$—	$11,185
Accounts receivable, net	174,456	5,663	38	—	180,157
Prepaid expenses and other current assets	3,659	133	3	—	3,795

Total current assets	189,519	5,581	37	—	195,137
Property, plant and equipment, net	14,346	128	—	—	14,474
Intangible assets, net	28,680	—	—	—	28,680
Goodwill	398,921	—	—	—	398,921
Investment in subsidiaries	17,132	—	—	(17,132)	—
Intercompany receivables	702	15,939		(16,641)	—
Other assets	10,270	13	3	—	10,286

Total assets	$659,570	$21,661	$40	$(33,773)	$647,498

Current liabilities:
Interest payable	$9,039	$—	$—	$—	$9,039
Current portion, senior term loan payable	2,389	—	—	—	2,389
Current portion, subordinated note payable	3,000	—	—	—	3,000
Trade accounts payable	59,742	963	2	—	60,707
Accrued liabilities	44,034	1,441	—	—	45,475
Accrued payroll and related liabilities	41,642	1,381	10	—	43,033
Billings in excess of costs revenue earned	3,661	—	—	—	3,661

Total current liabilities	163,507	3,785	12	—	167,304
Intercompany payables	15,939	—	702	(16,641)	—
Senior unsecured notes	245,241	—	—	—	245,241
Senior term loan payable, excluding current portion	229,221	—	—	—	229,221
Subordinated note payable	46,932	—	—	—	46,932
Accrued compensation and benefits, excluding current portion	6,457	—	—	—	6,457
Non-current portion of lease obligations	7,216	70	—	—	7,286
Redeemable common stock warrants	32,717	—	—	—	32,717
Common stock of subsidiaries	—	2,800	—	(2,800)	—
Redeemable common stock	187,137	—	—	—	187,137
Accumulated other comprehensive loss	(238)	—	—	—	(238)
Accumulated surplus (deficit)	(274,559)	15,006	(674)	(14,332)	(274,559)

Total liabilities, redeemable common stock and accumulated deficit	$659,570	$21,661	$40	$(33,773)	$647,498

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Operations for the Year Ended September 30, 2010

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	(In thousands)
Contract revenue	$803,565	$30,276	$147	$—	$833,988
Direct contract expenses	618,018	19,864	118	—	638,000

Gross profit	185,547	10,412	29	—	195,988

Operating expenses:
Indirect contract expense	36,482	3,505	47	—	40,034
Research and development	716	—	—	—	716
General and administrative	69,732	903	341	—	70,976
Rental and occupancy expense	30,619	541	44	—	31,204
Depreciation and amortization	16,687	45	—	—	16,732
Loss on sale of subsidiary	(6,056)	8,476	—	—	2,420
Gain (loss) on sale of contracts	—	(5,014)	—	—	(5,014)

Total operating expenses	148,180	8,456	432	—	157,068

Operating income (loss)	37,367	1,956	(403)	—	38,920
Other income (expense):
Interest income	93	26	—	—	119
Interest expense	(67,613)	—	—	—	(67,613)
Other	(559)	317	—	—	(242)
Gain on debt extinguishment	50,749	—	—	—	50,749
Equity in net income of subsidiaries	1,938	—	—	(1,938)	—

Total other income (expense)	(15,392)	343	—	(1,938)	(16,987)
Income (loss) before income taxes	21,975	2,299	(403)	(1,938)	21,933
Income tax (expense) benefit	(37,207)	2	40	—	(37,165)

Net income (loss)	$(15,232)	$2,301	$(363)	$(1,938)	$(15,232)

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Operations for the Year Ended September 30, 2009

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	(In thousands)
Contract revenue	$766,297	$35,884	$44	$—	$802,225
Direct contract expenses	590,934	24,737	29	—	615,700

Gross profit	175,363	11,147	15	—	186,525

Operating expenses:
Indirect contract expense	31,968	3,509	(4)	—	35,473
Research and development	677	—	—	—	677
General and administrative	59,615	998	254	—	60,867
Rental and occupancy expense	32,370	592	22	—	32,984
Depreciation and amortization	18,907	52	—	—	18,959

Total operating expenses	143,537	5,151	272	—	148,960

Operating income	31,826	5,996	(257)	—	37,565
Other income (expense):
Interest income	72	19	—	—	91
Interest expense	(55,154)	—	—	—	(55,154)
Other	(129)	434	—	—	305
Equity in net income of subsidiaries	6,300	—	—	(6,300)	—

Total other income (expense)	(48,911)	453	—	(6,300)	(54,758)
Income (loss) before income taxes	(17,085)	6,449	(257)	(6,300)	(17,193)
Income tax benefit (expense)	44	(2)	110	—	152

Net income (loss)	$(17,041)	$6,447	$(147)	$(6,300)	$(17,041)

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Operations for the Year Ended September 30, 2008

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	(In thousands)
Contract revenue	$706,699	$32,593	$190	$—	$739,482
Direct contract expense	542,674	23,608	126	—	566,408

Gross profit	164,025	8,985	64	—	173,074

Operating expenses:
Indirect contract expense	34,779	5,118	153	—	40,050
Research and development	944	—	44	—	988
General and administrative	58,582	923	(21)	—	59,484
Rental and occupancy expense	30,869	(13)	24	—	30,880
Depreciation and amortization	20,572	143	—	—	20,715
Gain (loss) on sale of contracts	(193)	(463)	1	—	(655)

Total operating expenses	145,553	5,708	201	—	151,462

Operating income	18,472	3,277	(137)	—	21,612
Other income (expense):
Interest income	412	11	—	—	423
Interest expense	(47,382)	—	—	—	(47,382)
Equity in operations of subsidiaries	3,151	—	—	(3,151)	—

Total other income (expenses)	(43,819)	11	—	(3,151)	(46,959)
Income (loss) before income taxes	(25,347)	3,288	(137)	(3,151)	(25,347)
Income tax benefit	13	—	—	—	13

Net income (loss)	$(25,334)	$3,288	$(137)	$(3,151)	$(25,334)

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Cash Flows
Year Ended September 30, 2010

			Non-
	Parent	Guarantors	Guarantors	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$2,250	$143	$3	$2,396
Cash flows from investing activities:
Cash paid for acquisitions-related obligations	(50)	—	—	(50)
Capital expenditures	(2,205)	(2)	—	(2,207)
Proceeds from sale of fixed assets	110	—	—	110

Net cash provided by (used in) investing activities	(2,145)	(2)	—	(2,147)

Cash flows from financing activities:
Sale of Secured Notes	281,465	—	—	281,465
Sale of Common Stock Warrants	20,785	—	—	20,785
Payment of debt issuance cost	(18,183)	—	—	(18,183)
Repayment of Term B Loan	(236,596)	—	—	(236,596)
Repurchase of Subordinated Note and related warrants	(25,000)	—	—	(25,000)
Revolver borrowings	84,200	—	—	84,200
Revolver repayments	(84,200)	—	—	(84,200)
Loan to ESOP trust	(5,323)	—	—	(5,323)
ESOP loan repayment	5,323	—	—	5,323
Redeemable common stock purchased from ESOP trust	(9,338)	—	—	(9,338)
Redeemable common stock sold to ESOP Trust	2,128	—	—	2,128

Net cash provided by (used in) financing activities	15,261	—	—	15,261

Net increase (decrease) in cash and cash equivalents	15,366	141	3	15,510
Cash and cash equivalents at beginning of period	11,404	(215)	(4)	11,185

Cash and cash equivalents at end of period	$26,770	$(74)	$(1)	$26,695

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Cash Flows
Year Ended September 30, 2009

			Non-
	Parent	Guarantors	Guarantors	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$9,056	$(63)	$2	$8,995
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(166)	—	—	(166)
Capital expenditures	(2,160)	(22)	(4)	(2,186)
Proceeds from sale of assets	5	—	—	5

Net cash used in investing activities	(2,321)	(22)	(4)	(2,347)

Cash inflows (outflows) from financing activities:
Cash paid under interest rate swap	(4,647)	—	—	(4,647)
Payment of senior term loan principal	(2,433)	—	—	(2,433)
Payment of subordinated note principal	(3,000)	—	—	(3,000)
Revolver borrowings	504,900	—	—	504,900
Revolver repayments	(504,900)	—	—	(504,900)
Loan to ESOP trust	(5,936)	—	—	(5,936)
ESOP loan repayment	5,936	—	—	5,936
Redeemable common stock from ESOP trust	(9,175)	—	—	(9,175)
Redeemable common stock sold to ESOP Trust	7,505	—	—	7,505

Net cash used in financing activities	(11,750)	—	—	(11,750)

Net decrease in cash and cash equivalents	(4,988)	(112)	(2)	(5,102)
Cash and cash equivalents at beginning of period	16,392	(103)	(2)	16,287

Cash and cash equivalents at end of period	$11,404	$(215)	$(4)	$11,185

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Cash Flows
Year Ended September 30, 2008

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Consolidated
		(In thousands)
Net cash provided by (used in) operating activities	$29,268	$(9)	$61	$29,320
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(7,946)	—	—	(7,946)
Capital expenditures	(4,863)	(20)	(103)	(4,986)
Proceeds from sale of non-operating assets	780	—	—	780

Net cash used in investing activities	(12,029)	(20)	(103)	(12,152)
Cash flows from financing activities:
Cash received from interest rate swap	4,333	—	—	4,333
Payment of debt issuance costs	(500)	—	—	(500)
Payment of senior term loan principal	(6,474)	—	—	(6,474)
Revolver borrowings	450,505	—	—	450,505
Revolver repayments	(459,755)	—	—	(459,755)
Loan to ESOP Trust	(3,369)	—	—	(3,369)
ESOP to loan repayment	3,369	—	—	3,369
Redeemable common stock purchased from ESOP Trust	(4,051)	—	—	(4,051)
Redeemable common stock sold to ESOP Trust	3,377	—	—	3,377

Net cash used in financing activities	(12,565)	—	—	(12,565)

Net increase (decrease) in cash and cash equivalents	4,674	(70)	(1)	4,603
Cash and cash equivalents at beginning of period	11,718	(33)	(1)	11,684

Cash and cash equivalents at end of period	$16,392	$(103)	$(2)	$16,287

(22) Related Party Transactions
Up through December 31, 2010, Alion used the consulting services of One Team, a company owned by General George Joulwan, (USA Ret.), a member of Alion’s board of directors. The Company paid One Team approximately $60 thousand per year for fiscal years 2010, 2009 and 2008.
(23) Commitments and Contingencies
Earn-Out and Hold-Back Commitments
The Company has a $100 thousand maximum remaining earn-out commitment through July 2011 for its LogConGroup acquisition.
Government Audits
Federal government cost-reimbursement contract revenues and expenses in the consolidated financial statements are subject to DCAA audit and possible adjustment. Alion is a major contractor and DCAA maintains an office on site to perform its various audits throughout the year. The Company has settled indirect rates through 2004 based on completed DCAA audits. Alion has recorded federal government contract revenue based on amounts it expects to realize upon final settlement.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Legal Proceedings
The Company is involved in a lawsuit related to a steam pipe explosion that occurred on or about April 23, 2004 on a construction site at 17th Street, NW in Washington, D.C. The Company no longer believes this legal proceeding to be material. We are not involved in any other legal proceeding other than routine legal proceedings occurring in the ordinary course of business. We believe that these routine legal proceedings, including the steam pipe lawsuit, are not material to our financial condition, operating results, or cash flows.
As a government contractor, from time to time we may be subject to DCAA audits and federal government inquiries. The federal government may suspend or debar for a period of time a federal contractor found to have violated the False Claims Act, or who has been indicted or convicted of violations of other federal laws. This could also result in fines or penalties. Given Alion’s dependence on federal government contracts, suspension or debarment could have a material adverse effect on our business, financial condition, operating results, and ability to meet our financial obligations. We are not aware of any such pending federal government claims or investigations.
(24) Interim Period (Unaudited, in thousands except per share information)

	2010 Quarters
	1st	2nd	3rd	4th
Revenue	$205,738	$203,546	$213,309	$211,395
Gross profit	$46,742	$47,497	$48,456	$53,293
Net income (loss)	$(7,941)	$9,165	$(13,116)	$(3,341)
Income (loss) per share	$(1.46)	$1.69	$(2.40)	$(0.62)
Current assets	$189,760	$221,579	$201,674	$207,782
Current liabilities	$169,588	$171,138	$156,967	$147,986

	2009 Quarters
	1st	2nd	3rd	4th
Revenue	$188,796	$195,429	$204,160	$213,840
Gross profit	$43,474	$46,294	$46,494	$50,263
Net income (loss)	$(2,540)	$39	$(9,437)	$(5,103)
Income (loss) per share	$(0.49)	$0.01	$(1.80)	$(0.97)
Current assets	$183,275	$188,135	$183,013	$195,137
Current liabilities	$383,750	$389,738	$387,591	$167,304
(25) Subsequent Event
On November 9, 2010, Alion re-purchased $2.0 million of its Senior Unsecured Notes at approximately 25% less than face value and recognized a $460 thousand gain on the transaction.

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
Management’s Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles
The Company’s management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we believe that as of September 30, 2010, our internal control over financial reporting was effective based on criteria set forth by COSO in Internal Control — Integrated Framework. Based upon the assessments, the Company’s management has concluded that as of September 30, 2010 our internal control over financial reporting was effective.
Changes in Internal Control Over Financial Reporting. During the three months ended September 30, 2010, there were no changes in our internal control over financial reporting (as such term is defined in Rule 15d — 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control for financial reporting.
Scope of the Assessment. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” or “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

Item 9B.	Other Information
In the fourth quarter of our fiscal year ended September 30, 2010, we reported all information we were required to disclose in a current report on Form 8-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Information Regarding the Directors of the Registrant
The names, ages and positions of our current directors are set forth below:

			Term	Director
Name	Age	Position	Expires	Since

Bahman Atefi	57	President, Chief Executive Officer and Chairman	2011	2001
Edward C. (Pete) Aldridge, Jr.	72	Director	2012	2003
Leslie L. Armitage	42	Director	2010	2002
Lewis Collens	72	Director	2010	2002
Admiral (Ret.) Harold W. Gehman, Jr.	67	Director	2010	2002
General (Ret.) Michael V. Hayden	65	Director	2012	2010
General (Ret.) George A. Joulwan	71	Director	2011	2002
General (Ret.) Michael E. Ryan	68	Director	2011	2002
David J. Vitale	64	Director	2012	2009
The Company’s directors are divided into three classes. The first class of directors: Edward C. Aldridge, Jr., General Michael V. Hayden and David J. Vitale; have terms expiring on the date of Alion’s 2012 annual shareholder meeting. The second class of directors: Leslie Armitage, Lewis Collens and Admiral Harold W. Gehman, Jr.; have terms expiring on the date of Alion’s 2013 annual shareholder meeting. The third class of directors: Bahman Atefi, General George A. Joulwan, General Michael E. Ryan and David J. Vitale; have terms expiring on the date of the Alion’s 2011 annual shareholder meeting.
The following sets forth the business experience, principal occupations and employment of each of our directors, as well as their specific experience, qualifications, attributes and skills relevant to our business that led to the conclusion that each of these individuals should serve as an Alion director.
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
Dr. Atefi was selected and continues to serve as a director of the company because of his institutional and operational knowledge of the Company’s business, his financial acumen, his service as the Company’s chief executive officer and his more than twenty-five years of experience in the government contracting professional services market.
Edward C. (Pete) Aldridge, Jr. has served as a director of Alion since November 2003. Mr. Aldridge retired from government service in May 2003 as the Under Secretary of Defense for Acquisition, Technology, and Logistics, a position he held since May 2001. In this position, Mr. Aldridge was responsible for all matters relating to DoD acquisition, research and development, advanced technology, international programs, and the industrial base. From March 1992 to May 2001, Mr. Aldridge also served as president and CEO of the Aerospace Corporation, president of McDonnell Douglas Electronic Systems, Secretary of the Air Force, and numerous other positions within DoD. He has been a director of Lockheed Martin Corporation since June 2003 and has been a director of Global Crossing, Ltd. since December 2003.

Mr. Aldridge was selected and continues to serve as a director of the Company because of his extensive domain expertise which he developed over a long, exemplary career that includes prior leadership positions in both public and private government contracting professional services organizations and his service as Secretary of the Air Force.
Leslie L. Armitage has served as a director of Alion since May 2002. Ms. Armitage currently serves as a Senior Managing Director and Co-Founder of Relativity Capital, a position she has held since January 2006. Ms. Armitage served as a Managing Director and Partner of The Carlyle Group from January 1999 until May 2005 and held various positions at Carlyle from 1990 to 1999. Ms. Armitage has served on the Board of Directors of Nivisys Industries LLC and Berkshire Manufactured Products since March 2008 and on the Board of Directors of MHF Services, Inc. since June 2009. She previously served on the Board of Directors of Vought Aircraft Industries, Inc., Honsel International Technologies, and United Components, Inc.
Ms. Armitage was selected and continues to serve as a director of the Company because of her extensive financial experience and acumen developed over the course of more than fifteen years in the private equity market, in addition to her familiarity with companies in the government contracting professional services industry.
Lewis Collens has served as a director of Alion since May 2002. From 1990 to 2009, Mr. Collens served as president of Illinois Institute of Technology (“IIT”). He is currently President Emeritus and Professor of Law at IIT, Chicago-Kent College of Law, a position he has held since August 2009. Mr. Collens previously served as chief executive officer of IITRI from 1990 to October 2000. Mr. Collens has served as a director of Amsted Industries since February 1991 and as a director of Colson Company since March 2002.
Mr. Collens was selected and continues to serve as a director of the Company because of his familiarity with the Company’s business from his prior roles as the Chief Executive Officer and Board Chairman of the company’s predecessor IIT Research Institute, as well as the financial and legal expertise he has developed over his career.
Admiral (Ret.) Harold W. Gehman, Jr. has served as a director of Alion since September 2002. Admiral Gehman retired from over 35 years of active duty in the U.S. Navy in October 2000. While in the U.S. Navy, Admiral Gehman served as NATO’s Supreme Allied Commander, Atlantic and as the Commander in Chief of the U.S. Joint Forces Command from September 1997 to September 2000. Since his retirement in November 2000, Admiral Gehman has served as an independent consultant to the U.S. Government from October 2000 to present. Admiral Gehman has served on the Boards of Directors of Maersk Lines, Ltd. since April 2001, Transystems Corp since January 2002 and Nivisys Corp. since July 2008. He also served on the board of visitors of Old Dominion University. Admiral Gehman is a senior fellow at the National Defense University and was the chairman of the Governor of Virginia’s Advisory Commission for Veterans Affairs. Admiral Gehman served as co-chairman of the DoD’s investigation into the October 2000 attack on the U.S.S. Cole in Aden Harbor, Yemen, as chairman of the Space Shuttle Columbia Accident Investigation Board, and as the Commissioner of the 2005 National Base Realignment and Closure Act.
Admiral Gehman was selected and continues to serve as a director of the Company because of his extensive domain expertise developed over the course of his service as a Naval officer, as well as his years of leadership in the most senior levels of the U.S. defense establishment.
General Michael V. Hayden has served as a director of Alion since July 2010. General Hayden retired from over forty years of service in the United States Air Force in July 2008. General Hayden served as Director of the Central Intelligence Agency from May 2006 until February 2009, and as Director of the National Security Agency from 1999 until 2005. He entered active duty in 1969 after earning a bachelor’s degree in history in 1967 and a master’s degree in modern American history in 1969, both from Duquesne University. He is a distinguished graduate of Duquesne’s ROTC program. General Hayden served as Commander of the Air Intelligence Agency and as Director of the Joint Command and Control Warfare Center. He has also served in senior staff positions at the Pentagon, Headquarters U.S. European Command, National Security Council and the U.S. Embassy to the People’s Republic of Bulgaria. General Hayden served as Deputy Chief of Staff, United Nations Command and U.S. Forces Korea, Yongsan Army Garrison, South Korea. He currently serves as a Distinguished Visiting Professor at George Mason University School of Public Policy and as a Principal at the Chertoff Group. General Hayden has served on the Board of Directors of National Interest Security Company since April 2009 and on the Board of Directors of Kaseman LLC since April 2009,
General Hayden was selected and continues to serve as a director of the Company because of his extensive domain expertise developed over the course of his service as an Air Force officer, as well as his years of leadership in the senior-most levels of the U.S. defense and intelligence establishments, having served as director both the Central Intelligence Agency and the National Security Agency.

General (Ret.) George A. Joulwan has served as a director of Alion since May 2002. General Joulwan retired from 36 years of service in the military in September 1997. While in the military, General Joulwan served as commander in chief for the U.S. Army, for U.S. Southern Command in Panama from 1990-1993 and served as commander in chief of the U.S. European Command and NATO Supreme Allied Command from 1993-1997. From 1998 to 2000, General Joulwan served as an Olin Professor at the U.S. Military Academy at West Point. General Joulwan has also served as an adjunct professor at the National Defense University from 2001 to 2002. Since 1998, General Joulwan has served as president of One Team, Inc., a strategic consulting company. General Joulwan has served as a director of General Dynamics Corporation since 1998, Accenture NSS since 2002, TRS-LLC since 2001, IAP Worldwide Services since 2005, Freedom Group, Inc. since 2007, and nGrain (Canada) Corporation since 2004.
General Joulwan was selected and continues to serve as a director of the Company because of his extensive domain expertise developed over the course of his service as an Army officer, as well as his years of leadership in the senior-most levels of the U.S. defense establishment.
General (Ret.) Michael E. Ryan has served as a director of Alion since May 2002. General Ryan retired from the military in 2001 after 36 years of service. He served his last four years as the 16th Air Force Chief of Staff, responsible for organizing, training and equipping over 700,000 active duty, reserve and civilian members. He is currently president of the consulting firm, Ryan Associates, focusing on national defense issues, a position he has held since January 2001. He is chairman of the board of CAE USA, Inc., SELEX Galileo Inc. and the Air Force Village Charitable Foundation. He has served on the Board of Directors of United Services Automobile Association since November 2004, Circadence Corporation since December 2003, VT Services, Inc. since December 2004, CAE USA since August 2002, Nivisys Industries LLC since July 2008 and SELEX Galileo Inc. since June 2005. He is a senior trustee of the Air Force Academy Falcon Foundation.
General Ryan was selected and continues to serve as a director of the company because of his extensive domain expertise developed over the course of his service as an Air Force officer, as well as his years of leadership in the senior-most levels of the U.S. defense establishment, including as a Chief of Staff of the Air Force.
David J. Vitale has served as a director of Alion since September 2009. He was the Chief Administrative Officer of the Chicago Public School System from 2003 -2008. From February of 2001 through November of 2002, Mr. Vitale served as President and Chief Executive Officer of the Chicago Board of Trade and as a member of its Board of Directors and Executive Committee. Mr. Vitale also served as President and CEO of the MidAmerica Commodity Exchange, an affiliate of the Chicago Board of Trade. He is a former Vice Chairman and Director of Bank One Corporation, where he was responsible for Bank One’s Commercial Banking, Real Estate, Private Banking, Investment Management and Corporate Investments businesses. Mr. Vitale has served on the Boards of Directors of United Continental Holdings, Inc. since February 2006, ISO New England, Inc. since September 2004, Wheels Inc. since September 1999, DNP Select Income Fund, Inc. since April 2000, DTF Tax-Free Income Inc. since May 2005, Duff & Phelps Utility & Corp. Bond Trust Inc. since May 2005, Ariel Capital Management Holdings, Inc. since November 2000 and Urban Partnership Bank since August 2010.
Mr. Vitale was selected and continues to serve as a director of the company because of his extensive financial experience and acumen and his experience as a senior officer and director of Fortune 500 companies.
Establishment of Committees
The Board of Directors has established three committees, an Audit and Finance Committee, a Compensation Committee, and a Governance and Compliance Committee. Each committee currently consists of the following members:

Committee	Chairperson	Members
Audit and Finance Committee	Leslie Armitage	Lewis Collens, Harold Gehman, Michael Ryan, David Vitale
Compensation Committee	Harold Gehman	Pete Aldridge, Leslie Armitage, Lewis Collens, George Joulwan
Governance and Compliance Committee	Michael Ryan	Bahman Atefi, Harold Gehman, Michael Hayden, George Joulwan
Special Projects Committee	Pete Aldridge	George Joulwan, Michael Ryan

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
The Audit and Finance Committee met six times during fiscal year 2010.
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
The Compensation Committee met four times during fiscal year 2010.
Corporate Governance and Compliance Committee
The Corporate Governance and Compliance Committee oversees and reviews nominations for our Board of Directors and evaluates and recommends corporate governance policies and procedures. The Corporate Governance and Compliance Committee is charged with annually assessing the performance of the Board of Directors and its committees. This includes overseeing each committee’s annual self-assessment, including the Corporate Governance and Compliance Committee itself. These assessments are intended to monitor the effectiveness of the Board of Directors and each of its committees; gather information regarding the ability of the Board and its committees to fulfill their mandates and responsibilities; and provide a basis to further evaluate and improve policies of the Board and its committees. The Corporate Governance and Compliance Committee met five times during fiscal year 2010.
Board of Directors Diversity
Alion’s Corporate Governance and Compliance Committee is charged with recommending director candidates to the full Board. The Board of Directors nominates directors for election by Alion’s sole stockholder, the ESOP Trust. The Governance and Compliance Committee does not have a formal policy regarding diversity when identifying and considering director nominees. In evaluating director nominees, the Governance and Compliance Committee typically considers an individual’s overall experience, subject matter expertise, military service, financial knowledge, and international business and military experience. The Corporate Governance and Compliance Committee is focused on constructing a board with a well-balanced distribution of experience among its members to support the Company’s growth and performance in the government contracting professional services industry.

Registrant Chief Executive Officer and Chairman of the Board
Dr. Atefi was selected to act as both the first CEO and Chairman of the Board of Directors of Alion in 2002 largely because both Illinois Institute of Technology (IIT) and the ESOP Trustee (initially the two largest holders of Alion’s debt and common stock at the time) required him to act as CEO to successfully conclude Alion’s employee buyout of IITRI’s assets. Both IIT and the ESOP Trustee also believed Dr. Atefi was the individual most qualified to serve as Chairman because of his institutional and operational knowledge and his financial acumen. The Company continues to believe this leadership structure remains the most appropriate structure for Alion. Dr. Atefi’s leadership as both the CEO and Board Chairman over the past eight years has been instrumental in growing Alion’s revenue by more than four hundred percent, establishing the Company’s long term capital structure and increasing shareholder value through growth in Alion’s share price.
Board of Directors’ Role in Risk Oversight
The Board of Directors actively oversees potential risks and risk management activities, including discussing Alion’s with management and evaluating such risks at meetings of the Board and its Committees. Members of the Board of Directors also use their independent knowledge and understanding the risks Alion and other professional services government contractors face. The Board of Directors regularly reviews Alion’s corporate strategy in light of the evolving nature of the risks the Company faces and adjusts strategy when appropriate.
The Board of Directors has also delegated risk oversight to certain of its standing committees within their areas of responsibility. The Corporate Governance and Compliance Committee and the Audit and Finance Committee assist the Board of Directors in its risk oversight function with regard to internal control over financial reporting, periodic filings, procedures relating to the receipt and treatment of complaints, and policies and procedures designed to ensure adherence to applicable laws and regulations.
The Board of Directors has delegated to the Corporate Governance and Compliance Committee responsibility for oversight of certain of the Company’s risk oversight and compliance matters, including oversight of (i) material legal proceedings and material contingent liabilities, (ii) the Company’s policies regarding risk assessment and management, (iii) the Company’s compliance programs with respect to legal and regulatory requirements and the Company’s Code of Conduct, and (iv) related party transactions and conflicts of interest.
The Board of Directors has also delegated to the Audit and Finance Committee the responsibility for oversight of certain of the Company’s risk oversight and compliance matters, including reviewing the Company’s accounting policies, practices and disclosure controls and establishing procedures for the receiving and handling of complaints regarding accounting, internal accounting controls and auditing matters.
Information Regarding the Executive Officers of the Registrant
The names, ages and positions of the Company’s current executive officers and the dates from which these positions have been held are set forth below.

Name	Age	Office	Position Since

Bahman Atefi	57	President, Chief Executive Officer and Chairman of the Board of Directors (1)	December 2001

Stacy Mendler	47	Chief Operating Officer and Executive Vice President (1)	September 2006

Michael Alber	53	Chief Financial Officer, Senior Vice President and Treasurer (1)	November 2008

Scott Fry	61	Sector Senior Vice President — Engineering and Integration Solutions Sector (1)	October 2005

Walter (Buck) Buchanan	60	Sector Senior Vice President — Engineering and Information Technology Sector	June 2007

David Ohle	66	Sector Senior Vice President — Defense Operations Integration Sector	November 2008

Thomas McCabe	55	Senior Vice President, General Counsel and Secretary	March 2010

(1)	Member of the ESOP committee

The following sets forth the business experience, principal occupations and employment of each of the current executive officers who do not serve on the Board of Directors. Please read “Information Regarding the Directors of the Registrant” above for the information with respect to Dr. Atefi.
Stacy Mendler has served as Chief Operating Officer and Executive Vice President of Alion since September 2006. She served as Executive Vice President and Chief Administrative Officer of Alion from September 2005 until September 2006, and as Senior Vice President and Chief Administrative Officer of Alion from May 2002 until September 2005. She is also a member of Alion’s ESOP committee. Ms. Mendler served IITRI as Senior Vice President and Director of Administration from October 1997 until December 20, 2002, the closing date of the Transaction. As of May 2002, Ms. Mendler was IITRI’s Chief Administrative Officer, as well as Senior Vice President. She also served as IITRI’s Assistant Corporate Secretary from November 1998 through completion of the Transaction and has been a member of the Board of Directors of Human Factors Applications, Inc. since February 1999. From February 1995 to October 1997, Ms. Mendler was Vice President and Group Contracts Manager for the Energy and Environment Group at Science Applications International Corporation where she managed strategy, proposals, contracts, procurements, subcontracts and accounts receivable. She currently serves on the Board of Directors of NVTC the VA Chamber of Commerce and the Professional Services Counsel (PCS). Ms. Mendler received a BBA in Marketing from James Madison University and a MS in Contracts and Acquisition Management from Florida Institute of Technology.
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

David H. Ohle has served as Senior Sector Vice President for the Defense Operations Integration Sector since November 2008. Prior to joining Alion, Mr. Ohle was Vice President and General Manager for Army Programs, CSC. Previously, he was Vice President, Human Resources, for Shell Oil Company in Houston, Texas. Mr. Ohle formerly served as a Lieutenant General in the United States Army where his last position was Deputy Chief of Staff for Personnel. His military experience spans more than 30 years of service at various levels of command and staff positions. He commanded both a platoon and company in combat. Mr. Ohle later served on the faculty at both the United States Military Academy and the National War College in Washington, D.C. He then served as the deputy commandant of the Command and General Staff College at Fort Leavenworth, Kansas. Mr. Ohle graduated from the United States Military Academy and began his career in the United States Army as an infantry officer. He holds a Master of Arts degree in organizational behavior from Ohio State University.
Thomas McCabe has served as Alion’s General Counsel since March 2010 and as its Senior Vice President, General Counsel and Secretary since May 2010. From 2008 to February 2010, Mr. McCabe was Executive Vice President and General Counsel, and President of the Federal business, of publicly-traded Braintech, Inc., which provided automated vision systems for industrial and military robots. He was Vice President and Deputy General Counsel of XM Satellite Radio from 2005 through its merger with Sirius Satellite Radio in 2008. From 2001 to 2005, he was President, CEO and a director of software provider MicroBanx Systems and President, CEO and a director of its parent company, COBIS Corporation from 2004 to 2005. From 1992 to 2000, he was a senior executive at GRC International, Inc, a publicly-traded defense contractor, serving as Senior Vice President, General Counsel, Secretary and Director of Corporate Development through its sale to AT&T in 2000. Mr. McCabe was an attorney in private practice from 1982 to 1991. He began his career as judicial clerk for Judge Charles R. Richey at the United States District Court for the District of Columbia from 1981 to 1982. Mr. McCabe has a BA from Georgetown University and an MBA and JD from the University of Notre Dame.
There is no known family relationship between any director or executive officer.
Code of Ethics
In December 2001, Alion adopted a Code of Ethics, Conduct, and Responsibility that applied to all employees, executive officers and directors of the Company and served as a code of ethics for the Company’s chief executive officer, chief financial officer, director of finance, controller, and any person performing similar functions. In 2004, Alion reviewed the Company’s 2001 Code of Ethics and in September 2004, adopted a revised Code applicable to all Alion employees, including Alion’s CEO and CFO. The 2001 Code met the definitional requirements set forth in the rules and regulations of the Securities and Exchange Commission. In November 2009, the Company adopted a newly revised Code of Ethics that applies to all Alion employees and meets the definitional requirements set forth in the rules and regulations of the Securities and Exchange Commission. In November 2010, the Company adopted a newly revised Code of Ethics. Alion provides access to a telephone hotline so employees can report suspected instances of improper business practices such as fraud, waste, and violations of the Code. A copy of the 2010 Code of Ethics is posted for all employees on the Company’s internal website.

Item 11.	Executive Compensation
Compensation Discussion and Analysis
Objectives of Executive Compensation Program
Our executive compensation program’s primary objective is to attract and retain qualified, energetic employees who are enthusiastic about Alion’s mission and to reward them for their contributions to Alion. Our executive compensation program is designed to create strong financial incentive for our officers to increase revenue, profit, cash flow, operating efficiency and returns, which we expect will lead to increased shareholder value. We strive to promote an ownership mentality in our key leaders and our Board of Directors. We endeavor to ensure that our compensation program is perceived as fundamentally fair to all stakeholders.
The Compensation Committee of the Board of Directors (the “Compensation Committee”) evaluates both performance and compensation to ensure Alion maintains its ability to attract and retain employees in key positions. We seek to compensate key employees at levels that are competitive with what our peer group companies pay similarly situated executives. The Compensation Committee believes Alion’s compensation packages for named executives and other officers should include current cash and long-term incentives to reward performance as measured against established goals.
What Our Compensation Program is Designed to Reward
We believe we designed our compensation program to reward each employee’s contribution to Alion. The Compensation Committee considers numerous factors including the Company’s growth and financial performance in measuring named executive officers’ contributions. Throughout this Form 10-K, individuals who served as the Company’s Chief Executive Officer and Chief Financial Officer during fiscal year 2010, as well as the other individuals included in the Summary Compensation Table, are referred to as “named executive officers.”
Roles and Responsibilities for Our Compensation Program
Role of the Compensation Committee
The Compensation Committee is responsible for establishing, implementing and monitoring adherence to Alion’s compensation philosophy and for setting the individual cash and incentive compensation levels for executive officers. The Compensation Committee’s responsibilities are set forth in its charter and discussed in Item 10 under “Establishment of Committees.”
Role of the Chief Executive Officer
Our Chief Executive Officer makes recommendations to the Compensation Committee in evaluating Alion’s executive officers, including recommendations of individual cash and incentive compensation amounts for executive officers. Dr. Atefi relies on his personal experience as Alion’s Chief Executive Officer in evaluating other executive officers and on comparable compensation guidance provided by an outside compensation consultant. Dr. Atefi was not present during Committee deliberations and voting pertaining to the determination of his own compensation.
Role of the Compensation Consultant
The Compensation Committee annually retains a consultant to provide independent advice on executive compensation matters and to perform specific project-related work. In fiscal year 2010, we engaged Hewitt Associates LLC to review the compensation of our named executive officers and to provide competitive data and analysis to the Compensation Committee. They performed no other services for the Company.
Elements of Company’s Executive Compensation Plan
Alion’s compensation program includes several major elements. We pay our named executive officers salaries that are competitive and non-discriminatory to attract, retain, and motivate them. We offer an incentive program designed to encourage exceptional employee performance. As an employee-owned company, we offer our named executive officers the ability to invest in the future of our company through our ESOP. The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan, included an ESOP, which allows employees to own an interest in the company’s stock, and a 401(k) salary deferral component that allows employees to have diversified retirement savings in other investments. Investments in the ESOP are indirect investments in Alion common stock. Investments in the 401(k) are investments in a variety of mutual funds. We offer fringe benefit and employee morale and wellness programs designed to attract and retain our named executive officers.

Base Salary
Alion pays each named executive officer a base salary for services rendered during the fiscal year. This fixed annual amount for performing specific job responsibilities is the minimum income the named executive officer may receive in any given year. Each Alion executive’s base salary is determined by his or her responsibilities and performance as well as comparative compensation levels for the executive’s peers. The Compensation Committee determines the Chief Executive Officer’s base salary, including periodic changes, and determines base salaries and changes, for other named executive officers following recommendations by the Chief Executive Officer.
Base salaries for our named executive officers for the 2010 fiscal year were:

Named Executive Officer	Fiscal 2010 Base Salary
Bahman Atefi	$700,000
Stacy Mendler	$400,000
Michael Alber	$325,000
Scott Fry	$350,000
David Ohle	$350,000
James Fontana*	$280,000

*	Mr. Fontana resigned as General Counsel and Secretary on December 8, 2009.
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
The Compensation Committee and its outside consultant use publicly available data from other professional services government contracting companies to benchmark compensation for Alion’s named executive officers. The benchmark companies include some of the publicly-traded companies Alion uses in its market analyses to calculate enterprise value for goodwill impairment testing. The Compensation Committee compares Alion data to median data for the benchmark group in evaluating total named executive officer compensation and individual elements of total compensation. Among other factors, the Compensation Committee evaluates base salaries, total cash compensation and various types of long term incentive compensation provided to named executives at benchmark companies in making decisions about the components and levels of compensation for Alion’s named executive officers. The Compensation Committee sets these levels of total compensation to be within the range of the peer companies.
For fiscal 2010, the Compensation Committee reviewed a peer group of companies from the information technology, professional services, and defense and aerospace industries. In its analysis, the Compensation Committee compared data for the selected peer group with data from several broader, national compensation surveys and Alion’s current executive compensation levels. The following companies made up the compensation peer group.

Argon ST Inc.	DynCorp International Inc.	ManTech International Corp.	Stanley, Inc.
CACI International Inc.	Harris Corp.	Maximus Inc.	VSE Corp.
CIBER Inc.	Heico Corp.	NCI, Inc.
Cubic Corp.	ICF International, Inc.	Orbital Sciences Corp.
Dynamics Research Corp.	IHS Inc.	SRA International Inc.

Annual Bonus
We use annual bonuses in our compensation program to motivate and reward our named executive officers for current, short term performance such as meeting annual financial performance goals, and achieving certain milestones and other non-financial performance goals within a given year. The Compensation Committee believes it is important to encourage and reward both short-term and long-term performance. The Compensation Committee has the discretion to set goals and objectives it believes are consistent with creating shareholder value, including financial measures, operating objectives, growth goals and other measures. Objectives may be based upon Alion achieving revenue or earnings targets as well as other financial and business objectives. Revenue growth and profitability are weighted as the most significant factors. The Compensation Committee evaluates achievement of objectives following the end of each year and makes annual bonus awards based on this assessment. The Compensation Committee considers individual achievement and also relies on the Chief Executive Officer’s recommendations with respect to other executive officers.
Long-term Incentives/Awards
We use our long-term incentives to motivate, retain and reward our named executive officers for both short-term and sustained performance. The Compensation Committee establishes performance-based award opportunities specific to Alion’s financial performance and the specific business unit and/or corporate department an individual leads.
Long-Term Incentive Plan
Effective November 1, 2008, we established the Alion Science and Technology Corporation Long-Term Incentive Plan (“LTIP”). The LTIP provides for award opportunities based on the achievement of predefined individual performance goals established by the Compensation Committee. LTIP awards are settled in cash. Our named executive officers and other key employees are eligible to receive LTIP awards.
We established the LTIP to:
•	provide certain employees an incentive for excellence in achieving certain Company and business unit or departmental goals;
•	facilitate key employee retention and recruitment;
•	provide at-risk awards contingent on achievement of selected performance criteria over an extended period; and
•	provide a meaningful incentive to achieve long-term growth and improve profitability.
Under the LTIP, our Compensation Committee is responsible for:
•	selecting individuals to participate in the LTIP from certain of our key employees;
•	determining the period during which a participant must achieve his or her performance goals, (“performance period”);
•	setting each participant’s award opportunities with respect to a given performance period; and
•	establishing the conditions for vesting of awards.
Following consultation with the outside compensation consultant retained by the Compensation Committee, we determined Alion needed a non-equity based compensation plan to motivate and appropriately reward named executive officers and other key employees. Subject to certain limitations, LTIP compensation costs are allowable indirect expenses that can be reimbursed through government contracts. We do not expect to recover all LTIP compensation costs. Our LTIP is intended to differ from our prior equity-based compensation plans which were not an allowable indirect expense and could not be reimbursed through our government contracts.
The Board of Directors adopted separate forms of LTIP award agreements. In 2010, the Board of Directors established Category G LTIP awards. Each of our named executive officers, except for Mr. Fontana, received a Category G award in 2010. Category G LTIP grants vest over a three year period ending November 15, 2013. In 2008, the Board of Directors established five initial LTIP award categories for named executive officers. (See our discussion below of 2009 compensation and LTIP awards).
Performance goals under these award agreements include, among others, reaching certain company-planned revenue targets; achieving certain levels of Consolidated EBITDA (as determined for our debt covenants); achieving certain levels of reporting unit revenue and net income; complying with debt covenants; and achieving targeted levels of days’ sales outstanding. One third of each three-year grant relates to each annual performance cycle during the term of the grant.

Subject to the Compensation Committee’s discretion, each executive’s performance is evaluated at the end of each year, and then at the end of the three-year performance cycle, a recipient may receive anywhere from 50% to 150% of the target amount up through the end of a performance cycle depending on whether the individual and the company achieve performance goals, or substantially under- or over-achieve performance goals. The 50% floor was established in order to foster executive retention, while the 150% ceiling is intended to reward outstanding performance. Subject to the annual evaluations on this percentage-based scale, each earned award vests in full on its vesting date, provided that the named executive officer is still employed with us.
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

Total
2010 Category G
Name	LTIP Awards
Bahman Atefi	$1,000,000
Stacy Mendler	$350,000
Michael Alber	$200,000
Scott Fry	$250,000
David Ohle	$150,000
James Fontana	—
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
Phantom Stock Plans
Phantom stock refers to hypothetical shares of Alion common stock. Each recipient of a phantom stock award receives a grant of a specified number of shares. Recipients, upon vesting, are generally entitled to receive cash equal to the number of hypothetical vested shares times the current value of Alion common stock, based on the most recent stock valuation performed for the ESOP Trust. Phantom stock may increase or decrease in value over time, resulting in cash payments greater or less than the phantom stock’s grant date value. The Compensation Committee administers Alion’s phantom stock plans and is authorized to grant phantom stock to the named executive officers.
Stock Appreciation Rights (SAR) Plan
2004 SAR Plan. In January 2005, the Board of Directors adopted the Alion Science and Technology Corporation 2004 Stock Appreciation Rights Plan (the 2004 SAR Plan), to comply with the deferred compensation provisions of the American Jobs Creation Act of 2004. The 2004 SAR Plan is administered by the Compensation Committee or its delegate (the administrative committee). The 2004 SAR Plan has a 10-year term and permits grants to Alion directors, officers, employees and consultants. Under the 2004 SAR Plan, the Chief Executive Officer has the authority to award SARs, as he deems appropriate; however, awards to executive officers are subject to the approval of the administrative committee of the Plan.
Severance/Change in Control and Provisions in Employment Agreements
We maintain employment agreements with certain named executive officers to help ensure they will perform their roles for an extended period of time. These agreements provide for severance payments if an executive’s employment is terminated under certain conditions, such as following a change of control or a termination “without cause” as defined in the agreements.

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
KSOP
Alion’s KSOP is a qualified retirement plan that includes an ESOP and a 401(k). The ESOP Trust owns all of the Company’s outstanding shares of common stock. Alion makes retirement plan contributions to both the ESOP and 401(k) components on behalf of all eligible employee KSOP participants. The Company also makes matching contributions on behalf of eligible employees, in the ESOP component, based on their pre-tax Alion salary deferrals. Named Executive Officers do not receive preferential KSOP benefits.
Compensation Risk Assessment
The Compensation Committee believes that the design and mix of our compensation program appropriately encourages our employees to focus on the creation of long-term shareholder value while also serving to attract, retain and motivate needed talent. We believe our approach to setting company and individual goals with target payouts at multiple performance levels encourages a level of risk-taking behavior consistent with our business. We also believe we have allocated our compensation among base salary, annual cash incentives and long-term incentive compensation in such a way as not to encourage excessive risk-taking.
In its discussions, the Compensation Committee noted the following attributes of our compensation program.
There is a balance between short- and long-term financial and strategic objectives, intended to reward managers for continuous improvement in revenue and operating income and growth in shareholder value.
A significant portion of management compensation is “at risk” and depends on achieving specific company-wide strategic operational and financial goals, as well as individual performance goals that can be objectively determined. These corporate goals have pre-established minimum, target and stretch performance levels, with individual metrics and overall maximums.
The Compensation Committee considers other qualitative matters in determining annual performance payments and achievement of long term incentive goals.
Our named executives’ ongoing long term compensation grants vest over a three year period with annual performance evaluations for each year of a grant. Some executives have grants with performance goals only measured at the end of a three-year period. We believe this encourages our executives to focus on Alion’s long term performance.

Based on this review and currently known facts and circumstances, the Compensation Committee believes Alion’s compensation policies and practices, individually and in the aggregate, do not create known risks that are reasonably likely to materially adversely affect the Company.
Summary Compensation Table Fiscal Year 2010
The following table sets forth all compensation with respect to our Chief Executive Officer and our other named executive officers for the year ended September 30, 2010.

			Long-
			Term
			Incentive	Non-Equity
Name and Principal			Plan	Incentive Plan	All other
Position	Salary	Bonus	Awards	Compensation	Compensation	Total

Bahman Atefi	$718,940	$—	$1,000,000	$700,000	$124,689	$2,543,629
Chief Executive Officer and President

Stacy Mendler	$411,601	$—	$350,000	$300,000	$86,127	$1,147,728
Chief Operating Officer and Executive Vice President

Michael Alber	$320,735	$50,000	$200,000	$200,000	$53,916	$824,651
Senior Vice President and Chief Financial Officer

Scott Fry	$362,228	$—	$250,000	$220,000	$60,777	$893,005
Engineering and Integration Solutions Sector, Senior Vice President

David Ohle	$348,241	$—	$150,000	$220,000	$52,233	$770,473
Defense Operations Integration Sector, Senior Vice President

James Fontana	102,274	$—	$—	$—	$392,586	$494,860
Senior Vice President, General Counsel and Secretary
Bonuses include non-incentive based cash bonuses, such as special performance bonuses, paid to Named Executive Officers.
Non-Equity Incentive compensation includes cash bonuses awarded to our named executive officers for fiscal 2010 service. Other compensation includes the following: 401(k) matching and profit sharing contributions under Alion’s KSOP; Company contributions for long and short term disability; amounts paid for life insurance premiums; amounts paid or reimbursed with respect to health and welfare; amounts paid or reimbursed with respect to social club membership; amounts paid or reimbursed with respect to leased cars; and termination related payments for previously unreported vested Phantom Stock exercised.

Mr. Fontana resigned as Senior Vice President and Secretary on December 8, 2009.

All Other Compensation Fiscal Year 2010
	Company		Long and
	Matching		Short Term
	Contributions	Health and	Disability	Club
Name and Principal	Under Alion’s	Welfare	Paid by the	Membership
Position	KSOP	Benefits	Company	Fees

Bahman Atefi	$15,925	$67,249	$5,130	$5,490
Stacy Mendler	$15,925	$41,794	$3,354	$—
Michael Alber	$6,213	$27,516	$2,901	$—
Scott Fry	$11,129	$20,231	$3,069	$—
David Ohle	$6,125	$23,767	$3,066	$—
James Fontana	$1,408	$19,917	$1,109	$—

All Other Compensation Fiscal Year 2010 (continued)
	Term Life
	Insurance Paid		Termination
Name and Principal	by the	Leased	Related
Position	Company	Cars	Payment(1)	Total

Bahman Atefi	$457	$30,438	$—	$124,689
Stacy Mendler	$359	$24,695	$—	$86,127
Michael Alber	$289	$16,998	$—	$53,916
Scott Fry	$318	$26,030	$—	$60,777
David Ohle	$318	$18,957	$—	$52,233
James Fontana	$153	$—	$370,000	$392,586

Summary Compensation Table Fiscal Year 2009
The following table sets forth all compensation with respect to our Chief Executive Officer and other named executive officers, whose total salary and bonus exceeded $100,000 for the year ended September 30, 2009.

			Long-
			Term	Non-Equity
			Incentive	Incentive
Name and Principal			Plan	Plan	All other
Position	Salary	Bonus	Awards	Compensation	Compensation	Total

Bahman Atefi	$644,187	$—	$1,000,000	$650,000	$103,866	$2,398,053
Chief Executive Officer and President

Stacy Mendler	$367,307	$—	$350,000	$250,000	$84,838	$1,052,145
Chief Operating Officer and Executive Vice President

Michael Alber	$303,000	$—	$200,000	$200,000	$44,277	$747,277
Senior Vice President and Chief Financial Officer

Scott Fry	$339,824	$256,444	$250,000	$250,000	$66,409	$1,162,677
Engineering and Integration Solutions Sector, Senior Vice President

James Fontana	$288,803	$637,176	$—	$90,000	$74,987	$1,090,966
Senior Vice President, General Counsel and Secretary
Bonuses include non-incentive based cash bonuses, such as special performance bonuses, paid to Named Executive Officers. There were no phantom stock grants in fiscal 2009. In fiscal 2009, Named Executive Officers forfeited previously vested phantom stock awards. The Company recognized credits to stock-based compensation expense for: Dr. Atefi $2,466,756; Ms. Mendler $1,137,091; Mr. Alber $26,600; Mr. Fry $465,300; and Mr. Fontana $748,222.
Non-Equity Incentive compensation includes cash bonuses awarded to our named executive officers for fiscal 2009 service. Other compensation includes the following: 401(k) matching and profit sharing contributions under Alion’s KSOP; Company contributions for long and short term disability; amounts paid for life insurance premiums; amounts paid or reimbursed with respect to health and welfare; amounts paid or reimbursed with respect to social club membership; amounts paid or reimbursed with respect to leased cars; and termination related payments for previously unreported vested Phantom Stock exercised.

Mr. Fontana resigned as Senior Vice President and Secretary on December 8, 2009.

All Other Compensation Fiscal Year 2009
	Company		Long and
	Matching		Short Term
	Contributions	Health and	Disability	Club
Name and Principal	Under Alion’s	Welfare	Paid by the	Membership
Position	KSOP	Benefits	Company	Fees

Bahman Atefi	$14,950	$52,228	$5,234	$5,410
Stacy Mendler	$14,950	$37,572	$3,574	$1,647
Michael Alber	$5,750	$15,074	$3,119	$1,029
Scott Fry	$14,242	$19,107	$3,385	$—
James Fontana	$15,391	$33,918	$3,031	$500

All Other Compensation Fiscal Year 2009 (continued)
	Term Life
	Insurance Paid		Termination
Name and Principal	by the	Leased	Related
Position	Company	Cars	Payment(1)	Total

Bahman Atefi	$810	$25,234	$—	$103,866
Stacy Mendler	$598	$26,497	$—	$84,838
Michael Alber	$475	$18,830	$—	$44,277
Scott Fry	$548	$29,127	$—	$66,409
James Fontana	$451	$21,696	$—	$74,987
In 2009, the Board of Directors adopted the following separate forms of LTIP award agreements. Some named executive officers were eligible to receive awards under more than one of these agreements. The forms of LTIP award agreements provide for the following:

Minimum/
Form of Award		Performance	Maximum
Agreement	Date of Grant	Cycles	Award Amount	Vesting Date
Category A	November 1, 2008	November 1, 2008 until performance goals achieved	N/A	Date performance goals achieved

Category B	November 1, 2008	November 1, 2008-October 31, 2009	80%/120%	November 15, 2009

Category C	November 1, 2008	November 1, 2008-October 31, 2009	50%/150%	November 15, 2010

November 1, 2009-October 31, 2010

Category D	November 1, 2008	November 1, 2008-October 31, 2009	50%/150%	November 15, 2011

November 1, 2009-October 31, 2010

November 1, 2010-October 31, 2011

Category E	November 1, 2008	November 1, 2009-October 31, 2011	50%/150%	November 15, 2011

Category F	November 1, 2009	November 1, 2009-October 31, 2012	50%/150%	November 15, 2012

Performance goals under these award agreements include, among others, reaching certain company-planned revenue targets; achieving certain levels of Consolidated EBITDA (as determined for our debt covenants); achieving certain levels of reporting unit revenue and net income; complying with debt covenants; and achieving targeted levels of days’ sales outstanding. For two-year grants, one half of the awarded amount relates to each performance cycle during the term of the grant, and for three year-grants, one third of the awarded amount relates to each performance cycle during the term of the grant.
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
The following table sets forth the target amounts approved by our Compensation Committee and Board of Directors, in 2009 for each of our named executive officers under each of the above-mentioned categories of LTIP award agreements with respect to all performance cycles covered by such award agreements. Consistent with the design of the LTIP, the Compensation Committee and the Board of Directors approved LTIP awards to senior corporate officers in addition to our named executive officers listed below.

Name	Category A	Category B	Category C	Category D	Category E	Category F
Bahman Atefi	$998,223	$934,910	$1,738,830	—	$800,000	$1,000,000
Stacy Mendler	$479,559	$411,360	$725,782	—	$300,000	$350,000
Scott Fry	—	$233,125	$191,511	—	$250,000	$250,000
Michael Alber	—	—	—	$94,646	$150,000	$200,000
The ranges reflect participation levels determined for each named executive officer in the LTIP based on market information provided to us by our compensation consultant. Each named executive officer’s participation level was based on his or her specific position, responsibilities, accountabilities and impact within our company. We vetted these target participation levels against the participation levels of similarly situated executive officers at peer companies.

Summary Compensation Table Fiscal Year 2008
The following table sets forth all compensation with respect to our Chief Executive Officer and our other named executive officers, whose total salary and bonus exceeded $100,000 for the year ended September 30, 2008.
Summary Compensation Table Fiscal Year 2008

Name and			Phantom		Non-Equity
Principal			Stock	SAR	Incentive Plan	All other
Position	Salary	Bonus	Awards	Awards	Compensation	Compensation	Total

Bahman Atefi	$604,749	$—	$1,630,296	$—	$500,000	$146,488	$2,881,533
Chief Executive Officer and President

Stacy Mendler	$333,185	$—	$759,346	$—	$200,000	$100,071	$1,392,602
Chief Operating Officer and Executive Vice President

Michael Alber	$220,000	$95,000	$15,836	$3,000	$150,000	$29,910	$513,746
Senior Vice President and Chief Financial Officer

Scott Fry	$316,171	$—	$183,937	$—	$225,000	$51,263	$776,371
Engineering and Integration Solutions Sector Senior Vice President
Bonuses include non-incentive based cash bonuses, such as sign-on bonuses paid to Named Executive Officers.
Non-Equity Incentive compensation includes cash bonuses awarded to our named executive officers for fiscal 2008 service. Other compensation includes the following: 401(k) matching and profit sharing contributions under Alion’s KSOP; Company contributions for long and short term disability; amounts paid for life insurance premiums; amounts paid or reimbursed with respect to health and welfare; amounts paid or reimbursed with respect to social club membership; and amounts paid or reimbursed with respect to leased cars.

All Other Compensation Fiscal Year 2008
	Company		Long and
	Matching		Short Term
	Contributions	Health and	Disability	Club
Name and Principal	Under Alion’s	Welfare	Paid by the	Membership
Position	KSOP	Benefits	Company	Fees

Bahman Atefi	$14,625	$94,337	$4,840	$5,120
Stacy Mendler	$14,625	$55,208	$3,210	$—
Michael Alber	$—	$12,530	$2,421	$—
Scott Fry	$10,228	$13,748	$3,108	$—

All Other Compensation Fiscal Year 2008 (continued)
	Term Life
	Insurance
Name and Principal	Paid by the	Leased
Position	Company	Cars	Settlement	Total

Bahman Atefi	$735	$26,831	$—	$146,488
Stacy Mendler	$531	$26,497	$—	$100,071
Michael Alber	$356	$14,603	$—	$29,910
Scott Fry	$512	$23,667	$—	$51,263
Phantom Stock Plans
Executive Phantom Stock Plan
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

As of September 30, 2010, the Company had granted 340,312 shares of retention incentive phantom stock and 213,215 shares of performance incentive phantom stock of the Company pursuant to the Second Phantom Stock Plan. The performance-based grants were fixed based on the September 30, 2008 share price.
Director Phantom Stock Plan
In November 9, 2005, the Company’s Compensation Committee approved, and the full Board of Directors adopted, the Alion Science and Technology Corporation Board of Directors Phantom Stock Plan (the Director Phantom Stock Plan). The Director Phantom Stock Plan provides for annual awards of shares of phantom stock to non-employee directors of the Company. In 2008 and 2009, the number of shares of phantom stock granted to each non-employee director was equal to the quotient obtained by dividing $35,000 by the fair market value of one share of the Company’s stock as of the date of the award rounded up to the next highest whole number. There were no grants to directors in fiscal 2010 or 2009. Fair market value is determined by the Compensation Committee in its sole discretion using the most recent valuation of the Company’s common stock made by an independent appraisal that meets the requirements of IRC Section 401(a)(28)(C), as of a date that is no more than 12 months before the date of the award.
Vesting. Grants under the Director Phantom Stock Plan vest in one-third increments each year for three years from the date of the award. Vesting of an award accelerates upon a grantee’s death or disability or upon a change of control of the Company or in other circumstances.
Payments. Before each award is granted (or within 30 days of the grant date for an individual who becomes a director on the grant date), a director may elect whether to receive payment for phantom shares as they vest, or when the award is fully vested. A director who elects to receive payment when an award has fully vested may elect to defer the proceeds of the award into the Alion Science and Technology Director Deferred Compensation Plan provided the election is made no later than one year before the award fully vests. All payments made under the awards are required to be in cash. As of September 30, 2010, the Company had granted 20,779 shares of phantom stock under the Director Phantom Stock Plan.
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
Under the plans, the payment that the Company will make upon the vesting of phantom stock is intended to be made in one lump sum within 60 days of the date of vesting unless a later date is set forth in an individual award agreement. The Compensation Committee, or the Company’s Board of Directors, if it resolves to do so, may delay payment for five years. If the payment is delayed, it will include interest accrued at the prime rate as of the date of vesting until the payment date. The Company expects the Compensation Committee, or the Board of Directors if it resolves to do so, to examine the Company’s available cash and anticipated cash needs in determining whether to delay payment. Under limited circumstances, payments from the exercise of phantom stock may be rolled over into any non-qualified deferred compensation plan.
No voting or other rights associated with ownership of the Company’s common stock are given to phantom stockholders. References to shares of common stock under the plan are for accounting and valuation purposes only. As a result, an individual who receives phantom stock does not have any of the rights of a stockholder as a result of a grant of phantom stock.
The phantom stock plans permit the Compensation Committee to defer payments if it determines that payment is administratively impracticable or would jeopardize the solvency of the Company (provided that such impracticability or insolvency was unforeseeable as of the grant date), or if the payment would violate a loan covenant or similar contract, or not be deductible under Section 162(m) of the Internal Revenue Code or if the payment would violate U.S. securities laws or other applicable law.

The phantom stock plans contain a provision to prevent an award to a person who is or would become (if the award were made) a “disqualified person” for as long as the Company maintains the ESOP. For this purpose, “disqualified person” means any individual who directly or beneficially (such as under the Alion ESOP) holds at least 10% of Alion equity, including outstanding common stock and “synthetic equity”, such as SARs or phantom stock. Any award that violates this provision is void.
Subject to adjustments for merger or other significant corporate transactions or special circumstances, the shares of common stock that may be used for awards under the phantom stock plans of the Company shall not exceed 2,000,000 shares (whether or not such awards have expired, terminated unexercised, or become unexercisable, or have been forfeited or otherwise terminated, surrendered or cancelled).
The number of shares of the Company’s common stock used for reference purposes with respect to outstanding grants of phantom stock for the last three fiscal years is as follows:

				Cumulative Shares
				Authorized under all
Date of Issuance	Shares Issued		Cumulative Shares Issued	Plans

November 2007	6,993	(1)	20,779	2,000,000	(1)

(1)	Number of shares authorized under the Executive and Director Phantom Stock Plans as periodically amended and approved by the Compensation Committee of Alion’s Board of Directors.
The following table sets forth information regarding phantom stock granted in the last three fiscal years to the Named Executive Officers pursuant to the Second phantom stock plans.

	Number of
Name	shares	Grant Date	Grant Type	Full vesting period	Period(s) until payout
Bahman Atefi	17,478	November 2007	Retention	November 2010 (1)	November 2010 (1) (4)

Michael Alber	1,248	January 2008	Retention	January 2011 (1)	January 2011 (1) (4)
	1,219	May 2008	Retention	May 2011 (1)	May 2011 (1) (4)

Stacy Mendler	4,994	November 2007	Retention	November 2010 (1)	November 2010 (1) (4)

Robert Goff	4,994	November 2007	Retention	November 2010 (1)	November 2010 (1)

Scott Fry	4,994	November 2007	Retention	November 2010 (1)	November 2010 (1) (4)

Jim Fontana	2,497	February 2007	Retention	November 2010 (1)	November 2010 (1) (4)

(1)	The Second Phantom Stock Plan, permits performance- and/or retention-based phantom stock awards. Performance-based phantom stock vested three years after the grant date; retention-based phantom stock vested as specified in individual agreements. Performance- and retention-based phantom stock awards for vested shares were paid as specified in individual agreements.

(2)	Phantom Stock grants issued in February and November 2003 fully vested on the fifth year from the grant date

(3)	Initially, recipients were to be paid commencing on the fifth year from the grant date. In November 2005, the Phantom Stock Plan was amended to permit employees to make a one-time election to receive payment for phantom shares as they vested each year or when fully vested. Dr. Atefi and Ms. Mendler made this election; Mr. Goff did not.

(4)	In December 2008, Dr. Atefi, Ms. Mendler, Mr. Fry and Mr. Fontana forfeited their right to receive payment for certain vested, unpaid phantom stock awards. Along with Mr. Alber, they also forfeited all phantom stock awards that had not yet vested.

Stock Appreciation Rights (SAR) Plans
2004 SAR Plan
On January 13, 2005, the Company’s Board of Directors adopted the Alion Science and Technology Corporation 2004 Stock Appreciation Rights Plan (the 2004 SAR Plan), to comply with the deferred compensation provisions of the American Jobs Creation Act of 2004. The 2004 SAR Plan is administered by the Compensation Committee or its delegate (the administrative committee). The 2004 SAR Plan has a 10-year term and permits grants to Alion directors, officers, employees and consultants. Under the 2004 SAR Plan, the chief executive officer has the authority to award SARs, as he deems appropriate; however, awards to executive officers are subject to the approval of the administrative committee of the 2004 SAR Plan. Outstanding SAR awards cannot exceed the equivalent of 12 percent of the Company’s outstanding shares of common stock on a fully diluted basis (assuming the exercise of any outstanding options, warrants and rights including, without limitation, SARs, and assuming the conversion into stock of any outstanding securities convertible into stock), which amount may be adjusted in the event of a merger or other significant corporate transaction or in other special circumstances. The plan does not permit awards to a “disqualified person.”
Vesting. Awards to employees vest ratably over four years and awards to directors vest ratably over each director’s term of service. The 2004 SAR Plan contains a provision for accelerated vesting in the event of death, disability or a change in control of the Company or in other special circumstances.
Payments. SARs are normally paid on the first anniversary of the date the award becomes fully vested, or earlier upon the SAR holder’s death, disability or termination of service, or a change in control. The 2004 SAR Plan permits eligible awardees to defer SAR payments into the Alion Science and Technology Corporation Executive Deferred Compensation Plan for a 5-year period, by filing a deferral election at least one year in advance of the payment event. The 2004 SAR Plan permits the Compensation Committee to defer payments if it determines payment is administratively impracticable or would jeopardize the solvency of the Company (provided that such impracticability or insolvency was unforeseeable as of the grant date); if the payment would violate a loan covenant or similar contract, or would not be deductible under Section 162(m) of the Internal Revenue Code; or if the payment would violate U.S. securities or other applicable laws.
A grantee under the 2004 SAR Plan has the right to receive payment for vested SARs equal to the difference between the appraised value of a share of Alion common stock as of the grant date and the appraised value of a share of Alion common stock as of the exercise date per the most recent valuation of the common stock held by the ESOP Trust.
Amendment. In November 2005, the Board of Directors amended the 2004 SAR Plan to eliminate the timely exercise requirement for an employee to receive payment for vested SARs. Subject to certain restrictions, our Board of Directors may amend or terminate either SAR plan at any time. As of September 30, 2010, approximately 880,000 SARs were outstanding.
Grants of Plan-Based Awards
There were no grants of plan-based awards to named executive officers during fiscal year 2010.
Outstanding Equity Awards at Fiscal Year-End
The following table lists SAR awards held by named executive officers during fiscal year 2010. There are no outstanding named executive officer Phantom Stock awards.

	Number of	Number of
	securities	securities
	underlying	underlying
	unexercised	unexercised
	SARs (#)	SARs (#)	SAR exercise	SAR expiration
Name	Exercisable	Unexercisable	price ($)	date
Mike Alber (1)	—	5,000	40.05	12/13/13

(1)	In December 2007, Mr. Alber was awarded 5,000 SARs at the exercise price of $40.05 per share, all of which were outstanding as of September 30, 2010.

SAR Exercises
The table below lists SARs exercised by the named executive officers during fiscal year 2010. There were no SAR or Phantom Stock grants to named executive officers in fiscal 2010.

SAR Awards
Number of
	shares	Value realized
	acquired on	on
	exercise	exercise
Name	(#)	($)

Scott Fry	4,000	$58,240
Mr. Fry held 4,000 SARs issued at $19.94 per share that he exercised at $34.50 per share.
Deferred Compensation Plans
We maintain two Deferred Compensation Plans. One plan, the Executive Deferred Compensation Plan, covers members of management and other highly compensated officers of the Company. The other plan, the Directors Deferred Compensation Plan, covers members of the Company’s Board of Directors.
Each plan permits an individual to make a qualifying election to forego current payment and defer a portion of his or her compensation. Officers may defer up to 50% of their annual base salary and up to 100% of bonus and/or stock-based compensation payments. Directors may defer up to 100% of their fees and their stock-based compensation payments.
Each Plan permits an individual to defer payment to a specified future date and to specify whether deferrals are to be paid in a lump sum or installments. Under certain limited circumstances, deferrals may be paid out early or further deferred. Typically, individuals may only make one qualifying deferral election per year.
Scott Fry is the only named executive officer who elected to defer compensation to a non-tax-qualified defined contribution plan during fiscal year 2010.

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions	Contributions	Earnings in	Withdrawals/	Balance at Last
	in Last FY	in Last FY	Last FY	Distributions	FYE
Name	($)	($)	($)	($)	($)
Scott Fry	$—	$—	$31,191	$—	$352,442
Other Potential Post-Termination Payments
We have agreements and arrangements with several named executive officers to provide payments and certain benefits in the event their employment is terminated without cause or we have a change in control.
Employment Agreements. We have employment agreements with four named executive officers, which provide that if the officer is involuntarily terminated without cause or terminated following a change in control, he or she will be entitled to receive a lump sum cash payment as set forth in his or her individual agreement. These named executive officers are entitled to receive Consolidated Omnibus Budget Reconciliation Act (“COBRA”) benefits for 18 months following termination plus up to $25,000 in outplacement services up through December 31 of the second calendar year following an officer’s separation from service.
Long Term Incentive and Deferred Compensation Plans. Under the terms of our long term incentive and deferred compensation plans, all unvested awards held by the named executive officers, are subject to accelerated vesting following termination.

The table below lists estimated potential cash payments and benefits, and accelerated vested LTIP awards to be received by named executive officers per their employment agreements and our plans, assuming a change in control of Alion occurred on the last business day of fiscal 2010.
Termination by the Company without Cause;
Termination by Executive based upon Constructive Termination;
Termination in the event of Death or Disability;
Termination upon Expiration of the Employment Agreement due to Company Election Not to
Extend; Change in Control

		Early
		Vesting of
	Severance	LTIP
Name	Amount	Awards	Other	Total
	(a)	(b)	(c)	(d)

Bahman Atefi	$2,870,000	$786,667	$25,000	$3,681,667
Stacy Mendler	$1,087,500	$295,000	$25,000	$1,407,500
Michael Alber	$535,000	$242,607	$25,000	$802,607
Scott Fry	$580,000	$247,917	$25,000	$852,917

(a)	Based on a percentage of the executive’s annual salary and bonus he or she would have earned as of such date based upon the bonus actually paid for fiscal 2010 performance.

Name	Salary	Bonus

Bahman Atefi	200%	200%
Stacy Mendler	150%	150%
Michael Alber	100%	100%
Scott Fry	100%	100%

(b)	This is the value as of September 2010 of vested LTIP awards not yet payable and LTIP not yet vested. This does not include unvested Category F and G awards as no Named Executive Officer has yet completed 18 months of post-award service. These amounts would be paid if termination were to occur within one year after execution of a definitive change in control agreement if such transaction were subsequently consummated.

(c)	This is the value of outplacement services (not to exceed $25,000) to be provided by a firm selected and paid by the Alion. No such outplacement services will be provided beyond December 31 of the second calendar year following the calendar year in which the executive separates from service.

Alion is also obligated to pay the executive, if he or she is eligible for and elects to receive, medical and/or dental benefits under COBRA for the individual and/or any qualifying beneficiaries. Alion will pay the amount by which the COBRA premium exceeds the premium payable by the executive for the same level of coverage immediately prior to termination.
(1)	This column represents the total fees including the annual retainer fee to non-employee directors. The Company’s employee directors do not receive any additional compensation for their services as members of the Board of Directors. For the year ended September 30, 2010, the Company’s non-employee directors received an annual retainer and compensation of $70,000, payable in quarterly installments, for their services as members of the Board of Directors. In addition, each director receives a fee of $2,500 for in-person attendance at a Board of Directors meeting, and $1,000 for telephone attendance at a Board of Directors meeting. The chairman of the Audit and Finance Committee receives $7,500 per year for each year he or she serves in such capacity. The other board committee chairpersons receive $5,000 per year for each year he or she serves in such capacity. Board committee members receive $1,000 per committee meeting if the committee meeting occurs on a day other than the day of a full Alion Board of Directors meeting. Alion reimburses directors for reasonable travel expenses in connection with attendance at Board of Directors and board committee meetings.
(2)	The amounts included in this column represent the amount paid by the Company for travel expenses to attend Board of Directors meetings.

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
The following table sets forth certain information as of September 30, 2010, regarding the beneficial ownership of the Company’s common stock by certain beneficial owners and all directors and Named Executive Officers, both individually and as a group. The Company knows of no other person not disclosed herein who beneficially owns more than 5% of the Company’s common stock. The address of the beneficial owner (as required) and the dates applicable to the beneficial ownership indicated are set forth in the footnotes below.

		Amount of
		Nature of		Percentage
		Beneficial		of Class
Name of Beneficial Owner	Title of Class	Ownership		(1)
Five Percent Security Holders:
None	Common Stock	—		—
Directors (2) and Executive Officers
Bahman Atefi	Common Stock	57,538	(3)	1.0
Stacy Mendler	Common Stock	75,096	(3)	1.3
Michael Alber	Common Stock	155	(3)	—
Scott Fry	Common Stock	5,679	(3)	0.1
David Ohle	Common Stock	88	(3)	—
Jim Fontana	Common Stock	4,706	(3)	0.1
All Directors and Executive Officers as a Group (5 persons)	Common Stock	138,555	(3)	2.5

(1)	Applicable percentages are based on 5,658,234 shares outstanding on September 30, 2010 excluding 602,614 shares of common stock subject to warrants. This table is based upon information in the Company’s possession and believed to be accurate. Unless indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(2)	No directors (other than Dr. Atefi) are believed by the Company to be beneficial owners of its common stock.

(3)	Includes beneficial ownership of shares of Alion’s common stock held by the Alion KSOP.
Changes in Control
The Company does not know of any arrangements, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
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
Independent Directors
At least a majority of the Company’s directors meet the test of “independence” as defined by the NYSE AMEX rules. The NYSE AMEX rules provide that to qualify as an “independent” director, in addition to satisfying certain bright-line criteria, the board of directors must affirmatively determine that a director has no material relationship with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company). Our board of directors has determined that Pete Aldridge, Jr., Leslie Armitage, Lewis Collens, Harold Gehman, Jr., Michael Hayden, George Joulwan, Michael Ryan and David Vitale satisfy the bright-line criteria and that none has a relationship with the Company that would interfere with such person’s ability to exercise independent judgment as a member of the board. Therefore, we believe that each of these directors is independent under the NYSE AMEX rules.
The Audit and Finance Committee currently consists of Leslie Armitage, Lewis Collens, Harold Gehman, Jr., Michael Ryan and David Vitale. All members of the Audit and Finance Committee are independent in accordance with the NYSE AMEX Rules.
The Compensation Committee currently consists of Harold Gehman, Jr., Pete Aldridge, Jr., Leslie Armitage, Lewis Collens and George Joulwan. All members of the Compensation Committee are independent in accordance with the NYSE AMEX rules.
The Governance and Compliance Committee currently consists of Michael Ryan, Bahman Atefi, Michael Hayden, George Joulwan and Harold Gehman, Jr. All members of the Governance and Compliance Committee, excluding Bahman Atefi, are independent in accordance with the NYSE AMEX rules.
Item 14. Principal Accountant Fees and Services
Consistent with its charter, the Audit and Finance Committee is responsible for engaging the Company’s independent public accountants. Since December 2003, all audit and permitted non-audit services require advance approval by the Audit and Finance Committee. The full Committee approves proposed services and estimated fees for these services. The Audit and Finance Committee approved in advance all services performed by our auditors in fiscal 2010 and 2009.

The following table summarizes the fees of Deloitte & Touche LLP, the Company’s independent registered public accounting firm, billed to the Company for each of the last two fiscal years for audit services and other services:
Fee Category

	2010	2009
Audit Fees(1)	$1,250,000	$1,075,000
Audit-Related Fees(2)	317,000	133,515
Tax Fees and All Other Fees	131,167	196,088

Total Fees	$1,698,167	$1,404,603

(1)	Audit fees include fees for auditing Alion’s financial statements, reviewing interim financial statements included in quarterly reports on Form 10-Q, and providing other professional services in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees are fees for assurance and similar services for employee benefit plan audits and services provided in conjunction with acquisitions and accounting consultations. These services were approved by the Audit and Finance Committee.

Item 15.	Exhibits and Financial Statement Schedules
Consolidated Financial Statements of Alion Science and Technology Corporation

Schedule II — Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to		Balance at
Allowance for Doubtful	Beginning	Costs and		End
Accounts Receivable	of Year	Expenses	Deductions (1)	of Year
Fiscal year ended 2010	$4,419	$—	$(621)	$3,798
Fiscal year ended 2009	$3,962	$1,014	$(557)	$4,419
Fiscal year ended 2008	$5,272	$(578)	$(732)	$3,962

(1)	Accounts receivable written off against the allowance for doubtful accounts.

Additions
	Balance at	Charged to		Balance at
Deferred Tax Asset	Beginning	Costs and		End
Valuation	of Year	Expenses (2)	Deductions	of Year
Fiscal year ended 2010	$—	$36,929	$—	$36,929
Fiscal year ended 2009	$—	$—	$—	$—
Fiscal year ended 2008	$—	$—	$—	$—

(2)	Change in Alion’s tax status. Establish deferred tax assets and corresponding full valuation allowance.

(c) Exhibits

Exhibit
No.	Description
3.1	Third Amended and Restated Certificate of Incorporation of Alion Science and Technology Corporation. (1)
3.2	Amended and Restated By-laws of Alion Science and Technology Corporation. (2)
4.1	Indenture dated as of February 8, 2007, among Alion Science and Technology Corporation, certain subsidiary guarantors and Wilmington Trust Company, as trustee. (3)
4.2	Form of 10.25% Senior Notes due 2015. (3)
4.3	Amended and Restated Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (4)
4.4	First Amendment to Amended and Restated Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (5)
4.5	Second Amendment to Amended and Restated Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (6)
4.6	Third Amendment to Amended and Restated Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (7)
4.7	Fourth Amendment to Amended and Restated Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (7)
4.8	Indenture, dated as of March 22, 2010, among the Company, certain subsidiary guarantors of the Company and Wilmington Trust Company, as trustee. (2)
4.9	Form of 12% Senior Secured Notes due 2014. (2)
4.10	Form of Warrant. (2)
4.11	Form of Unit. (2)
10.1	Employment Agreement between Alion Science and Technology Corporation and Dr. Bahman Atefi. (8)*
10.2	Employment Agreement between Alion Science and Technology Corporation and Stacy Mendler. (9)*
10.3	Employment Agreement by and between Alion Science and Technology Corporation and Michael J. Alber. * (10)
10.4	Separation Agreement and General Release with John M. Hughes. * (11)
10.5	Employment Agreement between Alion Science and Technology Corporation and Scott Fry. (12) *
10.6	Employment Agreement between Alion Science and Technology Corporation and Buck Buchanan. (12)*
10.7	Separation Agreement and General Release with Leroy R. Goff, III. (6)*
10.8	Settlement Agreement and General Release with John M. Hughes. (6)*
10.9	Alion Science and Technology Corporation Long-Term Incentive Plan. (6)*
10.10	Form of Alion Science and Technology Corporation Category A Long Term Incentive Plan Award Agreement. (6)*
10.11	Form of Alion Science and Technology Corporation Category B Long Term Incentive Plan Award Agreement. (6)*
10.12	Form of Alion Science and Technology Corporation Category C Long Term Incentive Plan Award Agreement. (6)*
10.13	Form of Alion Science and Technology Corporation Category D Long Term Incentive Plan Award Agreement. (6)*
10.14	Form of Alion Science and Technology Corporation Ongoing Long Term Incentive Plan Award Agreement. (6)*
10.15	Separation Agreement dated as of December 8, 2009 between Alion Science and Technology Corporation and James C. Fontana. (14)*
10.16
First Supplemental Indenture, dated as February 26, 2010, between Alion-IPS Corporation, Washington Consulting Government Services, Inc., Alion Canada (US) Corporation, Alion Science and Technology Corporation and Wilmington Trust Company, as trustee. (15)

10.17	Purchase Agreement dated as of March 11, 2010, by and between the Company and Credit Suisse Securities (USA) LLC. (2)
10.18	Warrant Agreement, dated as of March 22, 2010, by and between the Company and Wilmington Trust Company, as warrant agent. (2)
10.19	Credit Agreement, dated as of March 22, 2010, by and among the Company, the lenders party thereto and Credit Suisse AG, as administrative agent. (2)
10.20
Intercreditor Agreement, dated as of March 22, 2010, by and among the Company, the other grantors party thereto, Credit Suisse AG, as administrative agent, and Wilmington Trust Company, as collateral agent and trustee. (2)

10.21	Security Agreement, dated as of March 22, 2010, by and among the Company, certain subsidiaries of the Company and Wilmington Trust Company, as collateral agent. (2)

Exhibit
No.		Description
10.22		Guarantee Agreement, dated as of March 22, 2010, by and among the Company, certain subsidiaries of the Company and Credit Suisse AG, as administrative agent. (2)
10.23		Registration Rights Agreement, dated March 22, 2010, by and between the Company and Credit Suisse Securities (USA) LLC. (2)
10.24
Amendment, dated as of March 22, 2010, to the Stock Purchase Agreement, dated as of December 20, 2002, between the Company and the Alion Science and Technology Corporation Employee Ownership, Savings and Investment Trust. (2)

10.25		Alion Science and Technology Corporation 2004 Stock Appreciation Rights Plan, as amended and restated effective January 1, 2007. (7)*
10.26		Alion Science and Technology Performance Shares and Retention Phantom Stock Plan, as amended and restated effective November 1, 2007. (7)*
10.27		Alion Science and Technology Director Phantom Stock Plan, as amended and restated effective January 1, 2007. (7)*
10.28		Alion Executive Deferred Compensation Plan, as amended and restated effective January 1, 2008. (7)*
10.29		Alion Director Deferred Compensation Plan, as amended and restated effective January 1, 2008. (7)*
10.30		First Amendment to Alion Science and Technology Corporation 2004 Stock Appreciation Rights Plan (as amended and restated), dated as of January 22, 2010. (7)*
10.31		First Amendment to Alion Science and Technology Corporation Director Phantom Stock Plan (as amended and restated), dated as of January 22, 2010. (7)*
10.32		First Amendment to Alion Science and Technology Corporation Long-Term Incentive Plan, dated as of January 22, 2010. (7)*
12		Computation of Ratios
21		Subsidiaries of Alion Science and Technology Corporation are wholly-owned (either directly or indirectly) by Alion Science and Technology Corporation:
(i	)	Innovative Technology Solutions Corporation, incorporated in the State of New Mexico,
(ii	)	Alion-IPS Corporation, incorporated in the Commonwealth of Virginia,
(iii	)	Alion-METI Corporation, incorporated in the Commonwealth of Virginia,
(iv	)	Alion-CATI Corporation, incorporated in the State of California,
(v	)	Alion-JJMA Corporation, incorporated in the State of New York,
(vi	)	Alion Technical Services Corporation, incorporated in the Commonwealth of Virginia,
(vii	)	Alion Technical Services Corporation, incorporated in the State of Delaware,
(vii	)	Alion Canada (U.S.), Inc., incorporated in the State of Delaware,
(ix	)	Alion Science and Technology (Canada) Corporation, incorporated in the Province of Nova Scotia,
(x	)	Alion-BMH Corporation, incorporated in the Commonwealth of Virginia,
(xi	)	Washington Consulting, Inc., incorporated in the Commonwealth of Virginia,
(xii	)	Alion-MA&D Corporation, incorporated in the State of Colorado, and
(xiii	)	Washington Consulting Government Services, Inc., incorporated in the Commonwealth of Virginia.

Exhibit
No.	Description
31.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation pursuant to 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the Company’s Form 10-Q filed with the SEC on May 13, 2005.

(2)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on March 25, 2010.

(3)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on February 8, 2007.

(4)	Incorporated by reference from the Company’s Form S-4 filed with the SEC on April 30, 2007.

(5)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on July 13, 2007.

(6)	Incorporated by reference from the Company’s Form 10-K filed with the SEC on December 23, 2008.

(7)	Incorporated by reference from the Company’s Form 10-Q filed with the SEC on May 14, 2010.

(8)	Incorporated by reference from the Company’s Form S-4 (8-K) filed with the SEC on June 21, 2007.

(9)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on July 20, 2007.

(10)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on April 8, 2008.

(11)	Incorporated by reference from the Company’s Form 10-Q filed with the SEC on August 13, 2008.

(12)	Incorporated by reference from the Company’s Form 10-K filed with the SEC on December 28, 2007.

(13)	Incorporated by reference from the Company’s Form 10-K filed with the SEC on December 24, 2009.

(14)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on February 4, 2010.

(15)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on March 3, 2010.

*	Denotes management contract and/or compensatory plan/arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALION SCIENCE AND TECHNOLOGY CORPORATION (Registrant)
Date: December 14, 2010
	By:	/s/ BAHMAN ATEFI
Bahman Atefi
Chairman, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bahman Atefi Bahman Atefi	Chairman, Chief Executive Officer and Director	December 14, 2010

/s/ Michael J. Alber Michael J. Alber	Senior Vice President and Chief Financial Officer	December 14, 2010

/s/ Jeffrey L. Boyers Jeffrey L. Boyers	Corporate Vice President and Principal Accounting Officer	December 14, 2010

/s/ Edward C. Aldridge, Jr. Edward C. (Pete) Aldridge, Jr.	Director	December 14, 2010

/s/ Leslie L. Armitage Leslie Armitage	Director	December 14, 2010

/s/ Lewis Collens Lewis Collens	Director	December 14, 2010

/s/ Harold W. Gehman, Jr. Harold Gehman	Director	December 14, 2010

/s/ Michael V. Hayden Michael V. Hayden	Director	December 14, 2010

/s/ George A. Joulwan George A. Joulwan	Director	December 14, 2010

/s/ Michael E. Ryan Michael E. Ryan	Director	December 14, 2010

/s/ David J. Vitale David J. Vitale	Director	December 14, 2010
Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants which Have Not Registered Securities Pursuant to Section 12 of the Act
No annual report or proxy material has been sent to security holders.