Form 10-Q
period 2010-12-31
ALION SCIENCE & TECHNOLOGY CORP
filed 2011-02-04
CIK 1166568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of Alion Science and Technology Corporation Common Stock as of February 4, 2011 was: Common Stock 5,537,967

ALION SCIENCE AND TECHNOLOGY CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2010

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ALION SCIENCE AND TECHNOLOGY CORPORATION
Condensed Consolidated Balance Sheets (unaudited)
As of December 31, 2010 and September 30, 2010

	December 31,	September 30,
	2010	2010
	(In thousands, except share and per
	share information)
Current assets:
Cash and cash equivalents	$15,279	$26,695
Accounts receivable, net	173,622	174,032
Receivable due from ESOP Trust	—	1,896
Prepaid expenses and other current assets	5,911	5,159

Total current assets	194,812	207,782
Property, plant and equipment, net	9,817	10,798
Intangible assets, net	15,942	17,694
Goodwill	398,921	398,921
Other assets	11,115	11,107

Total assets	$630,607	$646,302

Current liabilities:
Interest payable	$15,823	$17,217
Trade accounts payable	46,556	44,486
Accrued liabilities	44,362	43,145
Accrued payroll and related liabilities	33,071	40,221
Billings in excess of revenue earned	3,097	2,917

Total current liabilities	142,909	147,986
Senior secured notes	279,625	275,831
Senior unsecured notes	244,375	246,126
Accrued compensation and benefits, excluding current portion	6,168	6,174
Non-current portion of lease obligations	7,778	7,848
Deferred income taxes	38,951	37,207
Redeemable common stock, $0.01 par value, 8,000,000 shares authorized, 5,538,289 and 5,658,234 shares issued and outstanding at December 31, 2010 and September 30, 2010	147,595	150,792
Common stock warrants	20,785	20,785
Accumulated other comprehensive loss	(177)	(177)
Accumulated deficit	(257,402)	(246,270)

Total liabilities, redeemable common stock and accumulated deficit	$630,607	$646,302

See accompanying notes to condensed consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION
Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended
	December 31,
	2010	2009
	(In thousands, except share and
	per share information)
Contract revenue	$200,768	$205,738
Direct contract expense	155,514	158,996

Gross profit	45,254	46,742

Operating expenses:
Indirect contract expense	9,634	9,286
Research and development	88	261
General and administrative	16,215	16,007
Rental and occupancy expense	7,730	7,986
Depreciation and amortization	2,990	4,231

Total operating expenses	36,657	37,771

Operating income	8,597	8,971
Other income (expense):
Interest income	20	45
Interest expense	(18,404)	(16,886)
Other	(61)	(111)
Gain on debt extinguishment	460	—

Total other income (expense)	(17,985)	(16,952)
Loss before taxes	(9,388)	(7,981)
Income tax (expense) benefit	(1,744)	40

Net loss	$(11,132)	$(7,941)

Basic and diluted loss per share	(1.97)	(1.46)

Basic and weighted average common shares outstanding	5,655,405	5,424,031

See accompanying notes to condensed consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
	December 31,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net loss	$(11,132)	$(7,941)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,006	4,231
Accretion of debt to face value	1,564	606
Amortization of debt issuance costs	2,519	966
Change in fair value of redeemable common stock warrants	—	(160)
Incentive and stock-based compensation	868	605
Gain on extinguishment of debt	(460)	—
Deferred income taxes	1,744	—
Other gains and losses	(1)	19
Changes in assets and liabilities:
Accounts receivable	410	(4,988)
Other assets	(832)	(536)
Trade accounts payable	2,071	(11,400)
Accrued liabilities	(6,806)	(750)
Interest payable	(1,394)	6,381
Other liabilities	170	1,333

Net cash used in operating activities	(8,273)	(11,634)
Cash flows from investing activities:
Cash paid for acquisition-related obligations	—	(50)
Capital expenditures	(340)	(814)
Proceeds from sale of assets	8	—

Net cash used in investing activities	(332)	(864)
Cash flows from financing activities:
Change in book overdraft	—	5,074
Repurchase Senior Unsecured Notes	(1,510)	—
Payment of debt issue costs	—	(3,127)
Repayment of Term B Loan	—	(608)
Revolver borrowings	—	15,900
Revolver repayments	—	(15,900)
Loan to ESOP Trust	(776)	—
ESOP loan repayment	776	—
Redeemable common stock purchased from ESOP Trust	(3,197)	(26)
Redeemable common stock sold to ESOP Trust	1,896	—

Net cash (used in) provided by financing activities	(2,811)	1,313
Net decrease in cash and cash equivalents	(11,416)	(11,185)
Cash and cash equivalents at beginning of period	26,695	11,185

Cash and cash equivalents at end of period	$15,279	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$15,702	$7,916
Cash paid for taxes	—	(40)
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
On March 22, 2010, the Company became a C-Corporation because it no longer met the Internal Revenue Code S-corporation requirement that it have only a single class of stock. In connection with the sale of the Secured Note Units, Alion issued deep-in-the-money common stock warrants considered to be a second class of stock. See Note 12.
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
In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments and reclassifications that are necessary for fair presentation of the periods presented. The results for the three months ended December 31, 2010 are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K for the year ended September 30, 2010.
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
The Company operates in one segment and tests goodwill at the reporting unit level. Management has identified three reporting units for the purpose of testing goodwill for impairment. The reporting units are based on administrative organizational structure and the availability of discrete financial information. Each reporting unit provides a similar range of scientific, engineering and analytical services to departments and agencies of the U.S. government and commercial customers. The Company employs a reasonable, supportable and consistent method to assign goodwill to reporting units expected to benefit from the synergies arising from acquisitions. Alion determines reporting unit goodwill in a manner similar to the way it determines goodwill in a purchase allocation by using fair value to determine reporting unit purchase price, assets, liabilities and goodwill. Reporting unit residual fair value after this allocation is the implied fair value of reporting unit goodwill. The Company’s reporting units remained consistent in structure for all periods presented. The Company allocated changes in goodwill carrying value to reporting units based on acquisitions attributable to each unit’s current structure.
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

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Management reviews Alion’s internally computed enterprise fair value to confirm the reasonableness of the internal analysis and compares the results of its independent analysis with the results of the independent third party valuation report prepared for the ESOP Trustee. Management compares each reporting unit’s carrying amount to its estimated fair value. If a reporting unit’s carrying value exceeds its estimated fair value, the Company compares the reporting unit’s goodwill carrying amount with the corresponding implied fair value of its goodwill. If the carrying amount of reporting unit goodwill exceeds its fair value, the Company recognizes an impairment loss to the extent that the carrying amount of goodwill exceeds implied fair value.
Alion completed its most recent goodwill impairment analysis in the fourth quarter of fiscal year 2010 and concluded no goodwill impairment existed as of September 30, 2010. The estimated fair value of each reporting unit substantially exceeded its September 2010 carrying value. A hypothetical 10% decrease in fair value would not have resulted in impairment to goodwill for any reporting unit or triggered the need to perform additional step two analyses for any reporting unit. There were no changes to goodwill in the quarter ended December 31, 2010 nor were there any significant events in the quarter that indicated impairment to goodwill as of December 31, 2010.
Alion amortizes intangible assets as it consumes economic benefits over estimated useful lives. As of December 31, 2010, the Company had approximately $15.9 million in net intangible assets, primarily contracts purchased through the JJMA and Anteon contract acquisitions.

Purchased contracts	1 – 13 years
Internal use software and engineering designs	2– 3 years
Non-compete agreements	3– 6 years
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
Alion records changes in the reported value of its outstanding common stock through an offsetting charge or credit to accumulated deficit. There were no fair value adjustments to redeemable common stock in the current quarter. The accumulated deficit at December 31, 2010 included $49.1 million for changes in the Company’s share redemption liability. Outstanding redeemable common stock had an aggregate fair value of approximately $147.6 million as of December 31, 2010.
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
Recently Issued Accounting Pronouncements
Accounting Standards Update 2010-28 (ASU 2010-28) Goodwill and Other Intangibles — When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts was issued in December 2010 and updates ASC 350 — Goodwill and Other Intangibles (ASC 350). ASU 2010-28 modifies goodwill impairment testing for reporting units with zero or negative carrying amounts.
ASU 2010-28 requires an entity to perform a step two goodwill impairment analysis for reporting units with zero or negative carrying value as part of an annual goodwill impairment analysis; whenever an event occurs or circumstances indicate that a reporting unit’s fair value is more likely than not below its carrying amount; whenever an event occurs or circumstances indicate that a goodwill impairment exists; and upon adoption of the standard.
ASU 2010-28 is effective for fiscal years beginning on or after June 15, 2011, and can only be applied prospectively. Any goodwill impairment recognized on adopting ASU 2010-28 is to be recorded as a cumulative effect adjustment to retained earnings in the period of adoption. Any goodwill impairments occurring subsequent to adoption are to be recognized in current earnings as required by ASC 350. The Company is currently evaluating the effect, if any, that adopting ASU 2010-28 will have on Alion’s consolidated financial position and operating results.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(3) Employee Stock Ownership Plan (ESOP) and ESOP Trust
In December 2001, the Company adopted the Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan (the Plan) and the ESOP Trust. The Plan, a tax qualified retirement plan, includes ESOP and non-ESOP components. In April 2010, the Internal Revenue Service (IRS) issued a determination letter that the ESOP Trust and the Plan, as amended and restated as of October 1, 2006, and including amendments to the Plan executed in June 2009 and May 2010, qualify under Sections 401(a) and 501(a) of the IRC. In August 2008, Alion amended the Trust Agreement between the Company and the ESOP Trust. Alion believes that the Plan and the ESOP Trust have been designed and are being operated in compliance with applicable IRC requirements.
(4) Earnings (Loss) Per Share
Basic and diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding excluding the impact of warrants and phantom stock. Even after including required adjustments to the earnings per share numerator, the warrants and phantom stock are anti-dilutive for all periods presented. The Company’s 1,630,437 Subordinated Note warrants were outstanding through March 22, 2010 when they were extinguished. Also on March 22, 2010, Alion issued 310,000 Units that include the Secured Notes and warrants to purchase 602,614 shares of Alion common stock The Secured Note warrants have a penny per share exercise price, are currently exercisable and expire March 15, 2017. The Secured Note warrants are not redeemable and do not have price protection; they are classified as permanent equity.
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
Because Alion is now a C-corporation, terminating ESOP participants have the right to hold or immediately sell their distributed shares to the Company. If a participant elects to hold distributed shares, the IRC and ERISA require that Alion provide a put option to permit a recipient to sell the stock to the Company at the estimated fair value price per share based on the most recent price at which the Company was able to sell shares to the ESOP Trust ($26.25 at September 30, 2010). The put right requires the Company to purchase distributed shares during two put option periods at the then current fair market value. Consistent with its duty of independence from Alion Management and its fiduciary responsibilities, the ESOP Trustee retains an independent third party valuation firm to assist it in determining the fair market value (share price) at which the Trustee may acquire or dispose of investments in Alion common stock. The Audit and Finance Committee of Alion’s Board of Directors reviews the reasonableness of the liability for outstanding redeemable common stock that Management has determined is appropriate for the Company to recognize in its financial statements. The Audit and Finance Committee considers various factors in its review, including in part, the valuation report and the share price selected by the ESOP Trustee. Management considers the share price selected by the ESOP Trustee along with other factors, to assist in estimating Alion’s aggregate liability for outstanding redeemable common stock owned by the ESOP Trust. Certain participants who beneficially acquired shares of Alion common stock on December 20, 2002, have the right to sell such shares distributed from their accounts at the greater of the then current estimated fair value per share or the original $10.00 purchase price.
Although the Company and the ESOP retain the right to delay distributions consistent with the terms of the Plan, and to control the circumstances of future distributions, eventual redemption of shares of Alion common stock is deemed to be outside the Company’s control.
The Company makes 401(k) matching contributions in shares of Alion common stock and discretionary profit-sharing contributions in a combination of Alion common stock and cash. The Company matches the first 3% and one-half of the next 2% of eligible employee salary deferrals by contributing shares of Alion common stock to the ESOP Trust on March 31 and September 30 each year. The Company also makes a profit sharing contribution of Alion common stock to the ESOP Trust on the same dates equal to 1% of eligible employee compensation. Each pay period the Company makes a cash contribution to the non-ESOP component of the KSOP equal to 1.5% of eligible employee compensation. Alion recognized $3.1 million and $3.4 million in compensation expense for the KSOP for the quarters ended December 31, 2010 and 2009.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(6) Accounts Receivable
Accounts receivable at December 31, 2010 and September 30, 2010 consisted of the following:

	December 31,	September 30,
	2010	2010
	(In thousands)
Billed receivables	$88,159	$94,662
Unbilled receivables:
Amounts currently billable	32,109	36,021
Revenues recorded in excess of milestone billings on fixed price contracts	3,081	2,917
Revenues recorded in excess of estimated contract value or funding	31,487	24,952
Retainages and other amounts billable upon contract completion	22,586	19,278
Allowance for doubtful accounts	(3,800)	(3,798)

Total Accounts Receivable	$173,622	$174,032

Revenue recorded in excess of milestone billings on fixed price contracts is not yet contractually billable. Amounts currently billable consist principally of amounts to be billed within the next year. Any remaining unbilled balance including retainage is billable upon contract completion or completion of Defense Contract Audit Agency (DCAA) audits. Revenue recorded in excess of contract value or funding is billable upon receipt of contractual amendments or other modifications. Contract revenue recognized in excess of billings totaled approximately $89.3 million as of December 31, 2010 and included approximately $31.5 million for customer-requested work for which the Company had not received contracts or contract modifications. In keeping with industry practice, Alion classifies all contract-related accounts receivable as current assets based on contractual operating cycles which frequently exceed one year. Unbilled receivables are expected to be billed and collected within one year except for $22.6 million at December 31, 2010.
(7) Property, Plant and Equipment

	December 31,	September 30,
	2010	2010
	(In thousands)
Leasehold improvements	$10,847	$10,862
Equipment and software	33,789	33,693

Total cost	44,636	44,555
Less: accumulated depreciation and amortization	(34,819)	(33,757)

Net Property, Plant and Equipment	$9,817	$10,798

Depreciation and leasehold amortization expense for fixed assets was approximately $1.2 million and $1.4 million for the quarters ended December 31, 2010 and 2009.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(8) Goodwill and Intangible Assets
As of December 31, 2010, Alion had approximately $399 million in goodwill. There were no changes in the goodwill carrying amount during the current quarter.
Intangible assets consist primarily of contracts acquired through the Anteon and JJMA transactions. The table below shows intangible assets as of December 31, 2010 and September 30, 2010.

	December 31, 2010			September 30, 2010
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Purchased contracts	$111,635	$(95,928)	$15,707	$111,635	$(94,228)	$17,407
Internal use software and engineering designs	2,155	(1,920)	235	2,155	(1,868)	287
Non-compete agreements	725	(725)	—	725	(725)	—

Total	$114,515	$(98,573)	$15,942	$114,515	$(96,821)	$17,694

The weighted-average remaining amortization period of intangible assets was approximately five years at December 31, 2010 and September 30, 2010. Amortization expense was approximately $1.8 million and $2.8 million for the quarters ended December 31, 2010 and 2009. Estimated aggregate amortization expense for the next five years and thereafter is as follows.

(In thousands)

For the remaining nine months:
2011	$5,090
For the year ending September 30:
2012	5,766
2013	3,246
2014	879
2015	737
2016	141
Thereafter	83

$15,942

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
Credit Agreement
On March 22, 2010, the Company entered into a Credit Agreement (Credit Agreement), which consists of a $25.0 million senior revolving credit facility (Revolver) none of which was actually drawn as of December 31, 2010.
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

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Guarantees. The Company’s obligations under the Credit Agreement are guaranteed by the Company’s subsidiaries, IPS, CATI, METI, JJMA, BMH, WCI, WCGS, MA&D and Alion Canada (US) Corporation. These subsidiaries also guarantee all of the Company’s obligations under the Secured Notes and Unsecured Notes (each described below).
Interest and Fees. Alion can choose whether the Revolver bears interest at one of two floating rates using either a Eurodollar rate or an alternative base rate. The minimum interest rate on the Revolver is 8.50%. The Eurodollar interest rate is 500 basis points plus a 3.5% minimum interest rate. The alternate base rate is 400 basis points plus a 4.5% minimum interest rate.
Other Fees and Expenses. Each quarter Alion is required to pay a commitment fee of 175 basis points per year on the prior quarter’s daily unused Revolver balance. The Company paid approximately $112 thousand in commitment fees for the Revolver for the quarter ended December 31, 2010. For the quarter ended December 31, 2009, Alion paid $32 thousand in commitment fees on its prior revolving credit facility.
Alion must pay letter-of-credit issuance and administrative fees, and up to a 25 basis point fronting fee. Each quarter Alion must also pay interest in arrears for all outstanding letters of credit. The interest rate is based on the Eurodollar loan rate which was 6.0% as of December 31, 2010. The Credit Agreement also requires the Company to pay an annual agent’s fee.
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

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Interest Payable
Interest Payable consisted of the following balances:

	December 31,	September 30,
	2010	2010
	(In thousands)
Unsecured Notes	$10,593	$4,271
Secured Notes	5,230	12,946

Total	$15,823	$17,217

As of December 31, 2010, Alion must make the following principal repayments (at face amount before debt discount) for its outstanding debt.

Fiscal Year:	2011	2012	2013	2014	2015	Total

Secured Notes and PIK Interest(1)	$—	$—	$—	$—	$339,788	$339,788
Unsecured Notes(2)	—	—	—	—	248,000	248,000

Total Principal Payments	$—	$—	$—	$—	$587,788	$587,788

1.	The Secured Notes due in 2015 include $310 million of debt issued in March 2010 and an estimated $29.8 million in PIK interest added to principal over the life of the notes. As of December 31, 2010, the $279.6 million carrying value on the face of the balance sheet included $310 million in principal, $4.8 million in accrued PIK interest and is net of $35.2 million in aggregate unamortized debt issue costs. Initial debt issue costs consist of $7.7 million in original issue discount, $13.5 million in third-party costs and $20.8 million for the initial fair value of the new Secured Note warrants.

2.	The Unsecured Notes on the face of the balance sheet include $248 million in principal and $3.6 million in unamortized debt issue costs as of December 31, 2010 (initially $7.1 million).
(10) Fair Value Measurement
The Company adopted ASC 805 — Fair Value Disclosures in fiscal year 2010 for all nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Adopting ASC 805 for items such as goodwill and long lived assets measured at fair value if impaired, did not materially affect the Company’s consolidated financial position or operating results.
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

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The following table provides a summary of the changes in fair value of all the Company’s financial liabilities that were measured at fair value on a recurring basis as of December 31, 2009, using significant unobservable inputs (Level 3). The Company had no other assets or liabilities it was required to measure at fair value on a recurring basis. As of December 31, 2010, the Company had no assets or liabilities it was required to measure at fair value on a recurring basis.

	As of December 31,
	2010	2009
	Redeemable Common Stock
	Warrants
Balance, beginning of period	$—	$(32,717)
Total realized and unrealized gains and (losses)	—
Included in interest expense	—	160
Issuances and settlements	—	—

Balance, end of period	$—	$(32,557)

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
(11) Redeemable Common Stock Warrants
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

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In August 2008, Alion issued an additional 550,000 redeemable common stock warrants at an exercise price of $36.95 per share. The Company issued the second set of warrants to IIT in connection with amending the Subordinated Note. The Company recognized approximately $10.3 million in debt issue costs for the fair value of the August 2008 warrants and the amendment to the December 2002 warrants. Both sets of warrants were exercisable at the current fair value per share of Alion common stock, less the exercise price. On March 22, 2010, the Company retired the Subordinated Note and the related warrants for the aggregate price of $25 million.
In accordance with ASC 815 — Derivatives, Alion classified the Subordinated Note warrants as debt instruments indexed to and potentially settled in the Company’s own stock and not as equity.
(12) Secured Note Common Stock Warrants
On March 22, 2010, Alion issued 310,000 Units. Each Unit consists of $1,000 of Secured Note face value and a warrant to purchase 1.9439 shares of Alion common stock. The Secured Note warrants entitle holders to purchase a total of 602,614 shares of Alion common stock. Each Secured Note warrant has an exercise price of a penny per share; the Secured Note warrants are not redeemable for cash.
The Company registered the Secured Notes, but is not required to register the warrants. The Units separated into Secured Notes and warrants on June 22, 2010. Each warrant becomes exercisable on March 22, 2011 and expires on March 15, 2017.
The Secured Note warrants had an initial fair value of approximately $20.8 million based on Alion’s former share price of $34.50. Alion recognized the value of the warrants as part of the debt issue costs for the Secured Notes and recorded the corresponding credit to equity. The Company accounts for the Secured Note warrants as equity and must reassess this classification each reporting period. The Company identified no required changes in accounting treatment as of December 31, 2010.
(13) Leases
Future minimum lease payments under non-cancelable operating leases for buildings, equipment and automobiles at December 31, 2010 are set out below. Under these operating leases, Alion subleased some excess capacity to subtenants under non-cancelable operating leases. In connection with certain acquisitions, Alion assumed operating leases at above-market rates; recorded loss accruals of approximately $4.9 million based on the estimated fair value of the lease liabilities assumed; and is amortizing these amounts over the lease terms. The remaining unamortized loss related to these acquisitions was $125 thousand at December 31, 2010. Alion also acquired a related sublease pursuant to which it received above-market rates. Based on the estimated fair value of the sublease, Alion recognized a $586 thousand asset which it amortized over the lease term.

Lease Payments for Fiscal Years Ending	(In thousands)
2011 (for the remainder of fiscal year)	$20,569
2012	24,129
2013	22,164
2014	15,402
2015	15,208
2016	11,576
And thereafter	13,050

Gross lease payments	$122,098
Less: non-cancelable subtenant receipts	(2,167)

Net lease payments	$119,931

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Composition of Total Rent Expense

	December 31,
	2010	2009
	(In thousands)
Minimum rentals	$5,543	$5,956
Less: Sublease rental income	(478)	(467)

Total rent expense, net	$5,065	$5,489

(14) Long Term Incentive Compensation Plan
In December 2008, Alion adopted a long-term incentive compensation plan to provide cash compensation to certain executives. Individual grants contain specific financial and other performance goals and vest over varying time periods. Some grants are for a fixed amount; others contain provisions that provide for a range of compensation from a minimum of 50% to a maximum of 150% of an initial grant amount. The Company periodically evaluates the probability of individuals meeting the financial and other performance goals in grant agreements. Management estimates long term incentive compensation expense based on the stated amounts of outstanding grants, estimated probability of achieving stated performance goals and estimated probable future grant value. The Company recognized $831 thousand and $603 thousand in long term incentive compensation expense for the quarters ended December 31, 2010 and 2009.
(15) Stock Based Compensation
SAR Plan
Alion’s Stock Appreciation Rights Plan adopted in 2004 expires in 2014. The chief executive officer may award SARs as he deems appropriate. Awards vest ratably over four years with payment following the grant date fifth anniversary. Grants with no intrinsic value expire on their year-five payment date. The Plan permits accelerated vesting in the event of death, disability or a change in control of the Company. Approximately 710 thousand SARs were outstanding at December 31, 2010, at a weighted average grant date fair value of $36.60 per share. No outstanding grant has any intrinsic value. For the quarters ended December 31, 2010 and 2009 the Company recognized compensation expense of $33 thousand and $14 thousand.
Phantom Stock Plans
Alion formerly maintained an Executive and a Director Phantom Stock Plan. There is one director phantom stock grant of 4,995 shares outstanding worth approximately $133 thousand, payable in 2011. Phantom stock represents a theoretical share of Alion common stock which confers no voting or other common stock ownership rights. The Company is authorized to issue up to 2.0 million shares of phantom stock. At vesting, grantees are entitled to payment for their vested shares at Alion’s then-current share price, based on the most recent ESOP Trust stock valuation. Alion recognized $4 thousand in compensation expense and a $12 thousand credit to expense for the quarters ended December 31, 2010 and 2009.
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
Contract receivables from federal government agencies represented approximately $172.7 million, or 97.9%, and $172.3 million, or 99.0%, of accounts receivable as of December 31, 2010 and September 30, 2010. Contract revenue from federal government departments and agencies represented approximately 96.8% and 97.0%, of total contract revenue for the three months ended December 31, 2010 and 2009.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(17) Income Taxes
Deferred Taxes
Alion is subject to income taxes in the U.S., various states and Canada. Tax statutes and regulations within each jurisdiction are subject to interpretation and require the application of significant judgment. This quarter, we recorded $1.7 million in deferred tax expense and liabilities related to tax-basis goodwill amortization. We recorded a full valuation allowance for all deferred tax assets as continuing losses make it unlikely we will be able to realize these tax benefits. Our effective tax rate for the three months ended December 31, 2010 was -18.6%. As of December 31, 2010 and September 30, 2010 our net deferred tax liability was:

	December 31,	September 30,
	2010	2010
	(in thousands)
Current deferred tax asset	$8,009	$11,175
Noncurrent deferred tax asset	34,291	25,754
Valuation allowance	(42,300)	(36,929)
Noncurrent deferred tax liability	(38,951)	(37,207)

Net deferred tax liability	$(38,951)	$(37,207)

Tax Uncertainties
We periodically assess our liabilities and contingencies for all periods open to examination by tax authorities based on the latest available information. Where we believe there is more than a 50 percent chance that our tax position will not be sustained, we record our best estimate of the resulting tax liability, including interest. Any interest or penalties we incur related to income taxes are reported separately from income tax expense. We have recorded liabilities for tax uncertainties for all years that remain open to review. We do not expect resolution of tax matters for these years to materially affect our operating results, financial condition, cash flows or effective tax rate.
(18) Debt Extinguishment
On November 9, 2010, Alion re-purchased $2.0 million of its Senior Unsecured Notes at approximately 25% less than face value and recognized a $460 thousand gain on the transaction.
(19) Commitments and Contingencies
Earn-Out and Hold-Back Commitments
The Company has a $100 thousand maximum earn-out commitment through July 2011 for its LogConGroup acquisition.
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
(20) Guarantor/Non-guarantor Condensed Consolidated Financial Information
Certain of Alion’s 100% owned domestic subsidiaries have jointly, severally, fully and unconditionally guaranteed both the Secured Notes and the Unsecured Notes. Alion’s Unsecured Notes are general obligations of the Company. In March 2010, the Unsecured Note Indenture was amended to include as Unsecured Note guarantors all subsidiaries serving as Secured Note guarantors. The financial information set out below includes the effects of adding additional entities as guarantors of the Unsecured Notes and therefore differs from information the Company previously presented as of September 30, 2009 and for the three months ended December 31, 2009.
The following information presents condensed consolidating balance sheets as of December 31, 2010 and September 30, 2010, condensed consolidating statements of operations for the quarters and three months ended December 31, 2010 and 2009; and condensed consolidating statements of cash flows for the three months ended December 31, 2010 and 2009 of the parent company issuer, the guarantor subsidiaries and the non-guarantor subsidiaries. Investments include investments in subsidiaries held by the parent company issuer presented using the equity method of accounting.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Balance Sheet as of December 31, 2010

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	(In thousands)
Current assets:
Cash and cash equivalents	$15,341	$(62)	$—	$—	$15,279
Accounts receivable, net	170,190	3,193	239	—	173,622
Prepaid expenses and other current assets	5,863	48	—	—	5,911

Total current assets	191,394	3,179	239	—	194,812
Property, plant and equipment, net	9,777	40	—	—	9,817
Intangible assets, net	15,942	—	—	—	15,942
Goodwill	398,921	—	—	—	398,921
Investment in subsidiaries	20,154	—	—	(20,154)	—
Intercompany receivables	1,278	20,968	—	(22,246)	—
Other assets	11,099	13	3	—	11,115

Total assets	$648,565	$24,200	$242	$(42,400)	$630,607

Current liabilities:
Interest payable	15,823	—	—	—	15,823
Trade accounts payable	46,298	258	—	—	46,556
Accrued liabilities	42,536	1,802	24	—	44,362
Accrued payroll and related liabilities	32,209	840	22	—	33,071
Billings in excess of revenue earned	3,064	33	—	—	3,097

Total current liabilities	139,930	2,933	46	—	142,909
Intercompany payables	20,968	—	1,278	(22,246)	—
Senior secured notes	279,625	—	—	—	279,625
Senior unsecured notes	244,375	—	—	—	244,375
Accrued compensation and benefits, excluding current portion	6,168	—	—	—	6,168
Non-current portion of lease obligations	7,746	32	—	—	7,778
Deferred income taxes	38,951	—	—	—	38,951
Redeemable common stock	147,595	—	—	—	147,595
Common stock warrants	20,785	—	—	—	20,785
Common stock of subsidiaries	—	2,801	—	(2,801)	—
Accumulated other comprehensive loss	(177)	—	—	—	(177)
Accumulated deficit	(257,401)	18,434	(1,082)	(17,353)	(257,402)

Total liabilities, redeemable common stock and accumulated deficit	$648,565	$24,200	$242	$(42,400)	$630,607

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Balance Sheet as of September 30, 2010
(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$26,770	$(75)	$—	$—	$26,695
Accounts receivable, net	170,676	3,312	44	—	174,032
Receivable due from ESOP Trust	1,896	—	—		1,896
Prepaid expenses and other current assets	5,112	47	—	—	5,159

Total current assets	204,454	3,284	44	—	207,782
Property, plant and equipment, net	10,755	43	—	—	10,798
Intangible assets, net	17,694	—	—	—	17,694
Goodwill	398,921	—	—	—	398,921
Investment in subsidiaries	18,844	—	—	(18,844)	—
Intercompany receivables	1,054	18,235	—	(19,289)	—
Other assets	11,091	13	3	—	11,107

Total assets	$662,813	$21,575	$47	$(38,133)	$646,302

Interest payable	$17,217	$—	$—	$—	$17,217
Trade accounts payable	44,065	421	—	—	44,486
Accrued liabilities	42,865	271	9	—	43,145
Accrued payroll and related liabilities	39,277	924	20	—	40,221
Billings in excess of costs revenue earned	2,882	35	—	—	2,917

Total current liabilities	146,306	1,651	29	—	147,986
Intercompany payables	18,236	—	1,053	(19,289)	—
Senior secured notes	275,831	—	—	—	275,831
Senior unsecured notes	246,126	—	—	—	246,126
Accrued compensation and benefits, excluding current portion	6,174	—	—	—	6,174
Non-current portion of lease obligations	7,805	43	—	—	7,848
Deferred income taxes	37,207	—	—	—	37,207
Redeemable common stock	150,792	—	—	—	150,792
Common stock of subsidiaries	—	2,801	—	(2,801)	—
Common stock warrants					20,785
Accumulated other comprehensive loss	(177)	—	—	—	(177)
Accumulated deficit	(246,272)	17,080	(1,035)	(16,043)	(246,270)

Total liabilities, redeemable common stock and accumulated deficit	$662,813	$21,575	$47	$(38,133)	$646,302

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Operations for the Three Months Ended December 31, 2010

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	(In thousands)
Contract revenue	$195,761	$4,816	$191	$—	$200,768
Direct contract expense	152,591	2,789	134	—	155,514

Gross profit	43,170	2,027	57	—	45,254

Operating expenses:
Indirect contract expense	9,023	610	1	—	9,634
Research and development	88	—	—	—	88
General and administrative	16,042	83	90	—	16,215
Rental and occupancy expense	7,627	91	12	—	7,730
Depreciation and amortization	2,987	3	—	—	2,990

Total operating expenses	35,767	787	103	—	36,657

Operating income	7,403	1,240	(46)	—	8,597
Other income (expense):
Interest income	20	—	—	—	20
Interest expense	(18,404)	—	—	—	(18,404)
Other	(176)	115	—	—	(61)
Gain on extinguishment of debt	460	—	—	—	460
Equity in net income of subsidiaries	1,309	—	—	(1,309)	—

Total other expenses	(16,791)	115	—	(1,309)	(17,985)

(Loss) income before taxes	(9,388)	1,355	(46)	(1,309)	(9,388)
Income tax (expense) benefit	(1,744)	—	—	—	(1,744)

Net income (loss)	$(11,132)	$1,355	$(46)	$(1,309)	$(11,132)

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Operations for the Three Months Ended December 31, 2009

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	(In thousands)
Contract revenue	$197,274	5,087	3,377	—	$205,738
Direct contract expense	153,466	2,998	2,532	—	158,996

Gross profit	43,808	2,089	845	—	46,742

Indirect contract expense	8,371	780	135	—	9,286
Research and development	261	—	—	—	261
General and administrative	15,777	162	68	—	16,007
Rental and occupancy expense	7,830	76	80	—	7,986
Depreciation and amortization	4,219	5	7	—	4,231

Total operating expenses	36,458	1,023	290	—	37,771

Operating income	7,350	1,066	555	—	8,971
Other income (expense):
Interest income	45	—	—	—	45
Interest expense	(16,886)	—	—	—	(16,886)
Other	(182)	74	(3)	—	(111)
Equity in net income (loss) of subsidiaries	1,731		—	(1,731)	—

Total other expenses	(15,292)	74	(3)	(1,731)	(16,952)

(Loss) income before taxes	(7,942)	1,140	552	(1,731)	(7,981)
Income tax (expense) benefit	—	—	40	—	40

Net income (loss)	$(7,942)	1,140	592	(1,731)	$(7,941)

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Cash Flows for the Three Months Ended December 31, 2010

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(8,287)	$13	$1	$(8,273)

Cash flows from investing activities:
Capital expenditures	(340)	—	—	(340)
Proceeds from sale of assets	8	—	—	8

Net cash used in investing activities	(332)	—	—	(332)
Cash flows from financing activities:
Sale of Secured Notes	(1,510)	—	—	(1,510)
Sale of Common Stock Warrants	—	—	—	—
Revolver borrowings	—	—	—	—
Revolver payments	—	—	—	—
Loan to ESOP Trust	(776)	—	—	(776)
ESOP loan repayment	776	—	—	776
Redeemable common stock purchased from ESOP Trust	(3,197)	—	—	(3,197)
Redeemable common stock sold to ESOP Trust	1,896	—	—	1,896

Net cash used in financing activities	(2,811)	—	—	(2,811)
Net (decrease) increase in cash and cash equivalents	(11,430)	13	1	(11,416)
Cash and cash equivalents at beginning of period	26,770	(75)	—	26,695

Cash and cash equivalents at end of period	$15,340	$(62)	$1	$15,279

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Cash Flows for the Three Months Ended December 31, 2009

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(11,774)	$110	$30	$(11,634)

Cash flows from investing activities:
Cash paid for acquisitions-related obligations	(50)	—	—	(50)
Capital expenditures	(799)	(15)	—	(814)

Net cash used in investing activities	(849)	(15)	—	(864)
Cash flows from financing activities:
Change in book overdraft	5,074	—	—	5,074
Payment of debt issue costs	—	—	—	(3,127)
Payment of senior term loan principal	(608)	—	—	(608)
Revolver borrowings	(15,900)	—	—	(15,900)
Revolver payments	15,900	—	—	15,900
Redeemable common stock purchased from ESOP Trust	(26)	—	—	(26)

Net cash provided by financing activities	1,313	—	—	1,313
Net (decrease) increase in cash and cash equivalents	(11,310)	95	30	(11,185)
Cash and cash equivalents at beginning of period	11,404	(143)	(76)	11,185

Cash and cash equivalents at end of period	$94	$(48)	$(46)	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of Alion’s financial condition and results of operations should be read together with the condensed consolidated financial statements (unaudited) and the notes to those statements. This updates the information contained in our Annual Report on Form 10-K for the year ended September 30, 2010, and presumes that readers have access to, and will have read, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in that report.
Overview
Alion provides scientific, engineering and information technology expertise to research and develop technological solutions for problems relating to national defense, homeland security and energy and environmental analysis, principally to U.S. government departments and agencies and, to a lesser extent, to commercial and international customers.
The following table summarizes revenue attributable to each contract type for the periods indicated.

	For the Three Months Ended December 31,
Revenue by Contract Type	2010		2009
		(In thousands)
Cost-reimbursement	$164,534	81.9%	$150,500	73.2%
Fixed-price	13,794	6.9%	22,938	11.1%
Time-and-material	22,441	11.2%	32,300	15.7%

Total	$200,768	100.0%	$205,738	100.0%

Management expects Alion’s revenue will continue to come from government contracts, mostly from contracts with the U.S. Department of Defense (DoD) and other federal agencies with some revenue from a variety of commercial, state, local and international customers.

	For the Three Months Ended December 31,
Revenue by Customer Type	2010		2009
		(In thousands)
U.S. Department of Defense (DoD)	$185,043	92.1%	$189,560	92.1%
Other Federal Civilian Agencies	9,359	4.7%	10,092	4.9%
Commercial / State / Local and International	6,366	3.2%	6,086	3.0%

Total	$200,768	100.0%	$205,738	100.0%

On January 6, 2011, Secretary of Defense Gates announced the next major steps in the Obama Administration’s reform agenda focused on eliminating unnecessary spending while protecting the U.S. military’s size and strength.
Secretary Gates addressed the Department’s efforts to reduce overhead, invest in high priority programs and reduce defense budget spending growth. The Administration’s budget plan proposes 3% real growth over current continuing resolution levels declining to zero growth in fiscal 2015 and 2016. The proposed plan focuses on steady, sustainable and predictable growth.
Secretary Gates identified organizational and programmatic changes intended to eliminate redundancies and duplicative efforts with savings to be invested in proven programs and systems. Many of the program cuts affect large procurements or staffing activities in which Alion is not involved. Because we deliver highly sophisticated scientific and engineering research services, we continue to believe demand will persist for our higher end technical expertise. We do not expect other acquisition program cuts or delays to adversely affect us significantly.

Despite the changing procurement environment, our cost-reimbursable revenue remains steady. We believe recently announced budget priorities will limit DoD in-sourcing efforts as the Administration seeks to reduce civilian and military staffing for overhead functions. We expect Alion will benefit from a focus on extending the service life and capabilities of existing systems across all branches of the Defense Department because we provide these kinds of services. We think cost-containment will help us sell the government services and technical solutions designed to improve operating efficiency and effectiveness.

	For the Three Months Ended
	December 31,
Core Business Area	2010		2009
		(In thousands)
Naval Architecture and Marine Engineering	$81,691	40.7%	$89,718	43.6%
Defense Operations	48,418	24.1%	50,295	24.4%
Modeling and Simulation	41,454	20.6%	35,559	17.3%
Technology Integration	13,043	6.5%	12,463	6.1%
Energy and Environmental Sciences	8,743	4.4%	9,731	4.7%
Information Technology and Wireless Communications	7,419	3.7%	7,972	3.9%

Total	$200,768	100.0%	$205,738	100.0%

Backlog. Contract backlog represents an estimate, as of a specific date, of the future revenue Alion expects from existing contracts. At December 31, 2010, backlog on existing contracts and executed delivery orders totaled $2.4 billion, of which $321 million was funded. We estimate we have an additional $3.8 billion of unfunded contract ceiling value for an aggregate total backlog of $6.2 billion.
Results of Operations
Quarter Ended December 31, 2010 Compared to Quarter Ended December 31, 2009

	Consolidated Operations of Alion
	Quarter Ended December 31,
	2010		2009
		(Dollars in thousands)
		% of		% of
Selected Financial Information		revenue		revenue
Total contract revenue	$200,768		$205,738
Total direct contract costs	155,514	77.5%	158,996	77.3%
Direct labor costs	62,599	31.2%	67,127	32.6%
Material and subcontract costs	88,668	44.2%	88,143	42.8%
Other direct costs	4,247	2.1%	3,726	1.8%

Gross profit	45,254	22.5%	46,742	22.7%

Total operating expense	36,657	18.3%	37,771	18.4%
Major components of operating expense:
Indirect expenses including facilities costs	17,364	8.6%	17,272	8.4%
General and administrative	16,215	8.1%	16,007	7.8%
Depreciation and amortization	2,990	1.5%	4,231	2.1%

Income from operations	$8,597	4.3%	$8,971	4.4%
Revenue. First quarter revenue this year was $200.8 million down $5.0 million (2.4%) over the comparable period last year partly because we sold off HFA and several ONR contracts. Cost-reimbursement revenue was up $14.0 million (9.3%); fixed price contract revenue declined $9.1 million (39.9%) and time and material contract revenue dropped $9.9 million (30.54%). DoD revenue slid $4.5 million (2.4%) and overall government contract revenue declined $5.3 million (2.6%) compared to the similar quarter last year.

Modeling and Simulation revenue continued its growth trend — up $5.9 million (16.6%) over first quarter 2010 performance. Most of this work came through Alion’s contracts with the Defense Information Systems Agency. We had increased work from setting up a new Modeling and Simulation laboratory in Norfolk; expanded information assurance support to SPAWAR; and reduced revenue from work we completed for TARDEC. Naval Architecture and Marine Engineering revenue dropped $8.1 million (8.9%) as some of Alion’s key contracts in this area saw curtailed first quarter activity and anticipated awards did not materialize. Defense Operations revenue declined $1.9 million (3.7%) while revenue from other core business areas also declined $1.0 million (3.2%) compared to first quarter last year. Our prime contract revenue was also down $3.5 million (2.1%). Contract margins remained unchanged at 7.1% overall.
Direct Contract Expense and Gross Profit. First quarter 2011 direct contract expenses decreased $3.5 million (2.2%) to $155.5 million compared to first quarter last year, consistent with lower revenue levels. Direct labor costs declined $4.5 million to 31.2% of current quarter sales. Material and subcontract costs and other direct costs increased minimally. Gross profit for the current quarter at $45.3 million was down $1.5 million compared to first quarter 2010. This quarter’s gross margin percentage is not materially different from first quarter results last year and remains consistent with the level of third-party costs which typically generate lower margins.
Operating Expenses. First quarter operating expenses were down $1.1 million compared to the same period last year as depreciation and amortization expenses declined approximately $1.2 million. There were no other significant expense variances.
Income from Operations. Operating income for the quarter ended December 31, 2010 decreased 4.2% to $8.6 million and 4.3% of quarterly revenue.
Other Expense. Net interest income, interest expense and other expense in the aggregate for the quarter ended December 31, 2010 increased $1.5 million to $18.4 million compared to the first quarter of 2010. The increase is the result of higher cash pay interest expense on greater outstanding debt levels and related non-cash charges for amortizing the costs of issuing our Senior Secured Notes. We recognized an almost $0.5 million gain on retiring $2.0 million of Senior Unsecured Notes in November which partially offset higher quarterly interest expense.

	Three Months Ended
	December 31,
	2010	2009
	(In thousands)
Cash Pay Interest
Revolver	$112	$3
Senior Term Loan	—	5,739
Secured Notes	7,819	—
Unsecured Notes	6,377	6,406
Subordinated Note	—	793
Other cash pay interest and fees	13	1,355

Sub-total cash pay interest	14,321	14,296

Deferred and Non-cash Interest
Secured Notes PIK interest	1,564	—
Debt issue costs and other non-cash items	2,519	1,573
Subordinated Note interest	—	1,177
Subordinated Note warrants	—	(160)

Sub-total non-cash interest	4,083	2,590

Total interest expense	$18,404	$16,886

Income Tax Expense. In the first quarter this year, we recorded a full valuation allowance for the deferred tax assets we recognized because our history of losses makes it unlikely that we will reasonably be able to realize the full benefit of our deferred tax assets. We had $1.7 million in deferred tax expense and liabilities related to tax-basis goodwill amortization.
Net Loss. Increased interest expense on our long-term debt and deferred income tax expense increased our net loss to $11.1 million this quarter. This quarter’s loss was $3.2 million greater than our $7.9 million first quarter loss last year.

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
Cash Flows
We used approximately $8.3 million to fund our first quarter operations this year. Although our higher net loss was primarily due to higher non-cash debt-related charges and income taxes, we were still able to use $3.3 million less for operations than we did in our first quarter last year. Last year, growth in receivables and reductions in payables consumed $16.4 million; interest accruals offset this by $6.4 million. This year receivables and payables generated $2.5 million in cash; while expense and interest accruals consumed $8.2 million in cash as we made an interest payment on our Senior Secured Notes in November.
Alion collected almost $208 million in receivables through December 31, 2010, $4.7 million more than we collected in the first quarter last year. Collections outpaced revenue by $7.2 million and kept this quarter’s days’ sales outstanding (DSO) stable at 76.4 days as of December 31, 2010. (We determine DSO based on trailing twelve month revenue). Unbilled receivables continue at significant levels despite progress in obtaining previously delayed contract funding. Funding limitations imposed by the continuing resolution are likely to slow the process of obtaining contract funding documents for at least the next several months. However, we expect DSO will track at current levels.
Although capital expenditures this quarter are slightly lower than they were last year, we expect to invest in our business at levels consistent with last year’s expenditures. This year we accelerated certain ESOP transactions into the first quarter. Share repurchases ($3.2 million) were offset in part by employee investments from last year ($1.9 million) that we received this quarter. Last year we had no first quarter ESOP proceeds and minimal share redemptions. Last year we also had to spend $3.1 million for loan modifications and debt issue costs for our former revolver. This year, we spent $1.5 million to retire $2 million in Unsecured Notes. We have continued our practice (in place since our March 2010 re-financing) of not accessing our revolving credit facility. In our first quarter last year, we used our revolver to a limited extent; our maximum balance drawn was $3.5 million.
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

Cash flow effects and risks associated with equity-related obligations
Changes in the price of a share of Alion common stock used to affect warrant-related interest expense. Our outstanding Secured Note warrants have a one penny exercise price and are in the money. They do not have a cash liquidation option and therefore Alion will only recognize interest expense for the debt issue cost associated with the initial fair value of these warrants. We no longer have significant stock-based compensation liabilities as no outstanding SARs have any intrinsic value; only a modest number of phantom shares remained outstanding at December 31, 2010. Management is unable to forecast the share price the ESOP Trustee will determine in future valuations.
Although current financial information includes the effects of the most recent ESOP Trust transactions, future expenses for stock-based compensation are likely to differ from estimates as the price of a share of Alion common stock changes. Our next regularly scheduled valuation period ends in March 2011. Interest rates, market-based factors and volatility, as well as Alion’s financial results will affect the future value of a share of our common stock.
Certain stock-based compensation grantees can choose to defer their payments by having us deposit funds in a rabbi trust we own. Any such deferrals will not materially affect our planned payments or our overall anticipated cash outflows.
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
Credit Agreement
On March 22, 2010, we executed a new Credit Agreement (Credit Agreement), which consists of a $25.0 million senior revolving credit facility (Revolver) none of which was actually drawn as of December 31, 2010. The Credit Agreement lets us request up to $10.0 million in letters of credit and borrow up to $5.0 million in swing line loans for short-term needs. We must pay all Credit Agreement obligations in full by August 22, 2014. Alion can use the Revolver for working capital, permitted acquisitions and other general corporate purposes.
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
Other Fees and Expenses. Each quarter Alion is required to pay a commitment fee of 175 basis points per year on the prior quarter’s daily unused Revolver balance. As of December 31, 2010, $112 thousand was allocated to outstanding letters of credit. We paid approximately $112 thousand in commitment fees for the Revolver for the quarter ended December 31, 2010 and $179 thousand this year.
Alion must pay letter-of-credit issuance and administrative fees and up to a 25 basis point fronting fee. Each quarter we must also pay interest in arrears for all outstanding letters of credit. The interest rate is based on the Eurodollar loan rate which was 6.0% as of December 31, 2010. The Credit Agreement also requires us to pay an annual agent’s fee.

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
Secured Notes
On March 22, 2010, Alion issued and sold $310 million of its private units (Units) to Credit Suisse, which informed the Company it resold most of the units to qualified institutional buyers. Each of the 310,000 Units consisted of $1,000 in face value of Alion private senior secured notes (Secured Notes) and a warrant to purchase 1.9439 shares of Alion common stock. The Company filed a registration statement with the SEC offering to exchange the Secured Notes for publicly registered notes. The SEC declared the registration statement effective July 30, 2010; the exchange offer closed September 2, 2010; all outstanding notes were exchanged for publicly registered notes.
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
Covenants. There are no financial covenants in the Secured Note Indenture. As of December 31, 2010, we were in compliance with Secured Note Indenture non-financial covenants.
A Secured Note Indenture covenant restricts our ability to incur additional debt. Defined terms in the Secured Note Indenture include: Net Available Cash, Total Assets, Restricted Subsidiaries, Indebtedness, Adjusted EBITDA and Consolidated Interest Expense. Alion and its Restricted Subsidiaries may not issue, incur, assume, guarantee, or otherwise becoming liable for any debt unless our Adjusted EBITDA to Consolidated Interest Expense ratio is greater than 2.0 to 1.0. Even if Adjusted EBITDA is not at least two times Consolidated Interest Expense, we may incur other permitted debt including:
•	Debt pursuant to certain agreements up to $25 million;
•	Permitted inter-company debt;
•	The Secured Notes and any public notes exchanged for those notes;
•	Debt pre-dating the Secured Notes;
•	Permitted debt of acquired subsidiaries;
•	Permitted refinancing debt;
•	Hedging agreement debt;
•	Performance, bid, appeal and surety bonds and completion guarantees;
•	Ordinary course insufficient funds coverage;
•	Permitted refinancing debt guarantees;
•	Working capital debt of non-U.S. subsidiaries;
•	Debt for capital expenditures, and capital and synthetic leases up to $25 million in the aggregate $25 million and 2.5% of Alion’s Total Assets ;
•	Permitted subordinated debt of Alion or any Restricted Subsidiary to finance a permitted acquisition, certain permitted ESOP transactions and refinancing debt of acquired non-U.S. subsidiaries up to $35 million in the aggregate;
•	Letter of credit reimbursement obligations;
•	Certain agreements in connection with acquiring a business provided liabilities incurred in connection therewith are not reflected on the Company’s balance sheet;
•	Certain deferred compensation agreements; and
•	Certain other debt up to $20 million.

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
Covenants. There are no financial covenants in the Unsecured Note Indenture. As of December 31, 2010, we were in compliance with Unsecured Note Indenture non-financial covenants.
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
Our revolving credit agreement permits us to exclude certain expenses and requires us to exclude certain one-time gains from Consolidated EBITDA. The revolving credit agreement requires us to have a minimum $52.5 million in Consolidated EBITDA for the twelve months ended December 31, 2010. We had $62.3 million in Consolidated EBITDA for the twelve months ended December 31, 2010 and exceeded the requirement by $9.8 million.

During the rest of this year and the next five fiscal years the Company expects that at a minimum, it will have to make the estimated interest and principal payments set forth below.

	(In thousands)
Fiscal Year:	2011	2012	2013	2014	2015
Bank revolving credit facility(1)
- Interest	$332	$445	$444	$396	$—
Secured Notes(2)
- Interest	15,689	31,850	32,490	33,144	16,821

- Principal and PIK Interest	—	—	—	—	339,788
Unsecured Notes(3)
- Interest	25,420	25,420	25,420	25,420	12,710

- Principal	—	—	—	—	248,000

Total cash — pay interest	41,441	57,715	58,354	58,960	29,531

Total cash — pay principal and PIK Interest	—	—	—	—	587,788

Total	$41,441	$57,715	$58,354	$58,960	$617,319

(1)	We expect we will occasionally use our $25.0 million revolving credit facility to meet working capital needs through 2014. Management expects the average utilized revolver balance will be immaterial and that interest expense will consist of commitment fees for unused balances. The current facility expires August 22, 2014.

(2)	The Secured Notes bear interest at 10% in cash and 2% in PIK. Outstanding principal will increase over time for the 2% compounding PIK interest added to the initial $310 million in principal. The Secured Notes, including $29.8 million in PIK interest, mature November 1, 2014.

(3)	The Senior Unsecured Notes bear interest at 10.25% and mature February 1, 2015.
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

As of December 31, 2010, Alion had spent a cumulative total of $84.1 million to repurchase shares of its common stock to satisfy ESOP distribution and diversification requests from former employees and Plan beneficiaries. In 2008, we changed our prior practice of immediately paying out all distribution requests in full. In March 2008, we began paying ESOP beneficiaries over the five-year distribution period permitted by ERISA and the terms of the Plan. Alion intends to continue this practice for the foreseeable future in part to offset the cash flow effects of annual employee diversification requests that began in fiscal 2008 and which are expected to continue for the foreseeable future. Our debt agreements limit our ability to fund certain discretionary ESOP diversification demands on our cash flow. The table below lists current and prior year share re-purchases.

	Number of
	Shares		Total Value
Date	Repurchased	Share Price	Purchased
			(In thousands)
December 2009	745	$34.50	$26
March 2010	218,408	$34.50	7,535
April 2010	52	$28.00	1
May 2010	108	$28.00	3
June 2010	62,875	$28.00	1,760
July 2010	145	$28.00	4
August 2010	89	$28.00	2
September 2010	209	$28.00	6
December 2010	119,945	$26.65	3,197

Total	402,576		$12,534

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
The Secured Indenture, Unsecured Indenture and the revolving credit facility allow Alion to make certain permitted acquisitions, and we intend to use available financing to do so. We will ultimately have to refinance the Secured Notes and Unsecured Notes which mature in November 2014 and February 2015 and will require us to pay out more than $600 million over a three-month period. We are uncertain whether, when and under what terms we can refinance these obligations. If we cannot refinance these obligations, we will not have sufficient cash from operations to meet all our obligations.
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
Recently Issued Accounting Pronouncements
Accounting Standards Update 2010-28 (ASU 2010-28) Goodwill and Other Intangibles — When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts was issued in December 2010 and updates ASC 350 — Goodwill and Other Intangibles (ASC 350). ASU 2010-28 modifies goodwill impairment testing for reporting units with zero or negative carrying amounts.
ASU 2010-28 requires an entity to perform a step two goodwill impairment analysis for reporting units with zero or negative carrying value as part of an annual goodwill impairment analysis; whenever an event occurs or circumstances indicate that a reporting unit’s fair value is more likely than not below its carrying amount; whenever an event occurs or circumstances indicate that a goodwill impairment exists; and upon adoption of the standard.
ASU 2010-28 is effective for fiscal years beginning on or after June 15, 2011, and can only be applied prospectively. Any goodwill impairment recognized on adopting ASU 2010-28 is to be recorded as a cumulative effect adjustment to retained earnings in the period of adoption. Any goodwill impairments occurring subsequent to adoption are to be recognized in current earnings as required by ASC 350. The Company is currently evaluating the effect, if any, that adopting ASU 2010-28 will have on Alion’s consolidated financial position and operating results.

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
Factors that could cause actual results to differ materially from anticipated results include, but are not limited to:
•	Any future inability to maintain adequate internal control over financial reporting;
•	Limits on our financial and operational flexibility given our substantial debt and debt covenants;
•	ERISA law changes related to the KSOP;
•	Tax law changes that could affect our tax liabilities or effective tax rate;
•	Changes in SEC rules, and other corporate governance requirements;
•	Failure of government customers to exercise contract options;
•	U.S. government project funding decisions;
•	Government contract bid protest and termination risks;
•	Competitive factors such as pricing pressures and/or competition to hire and retain employees;
•	Results of current and/or future legal proceedings and government agency proceedings which may arise from our operations with attendant risks of fines, liabilities, penalties, suspension and/or debarment;
•	Undertaking acquisitions that increase costs or liabilities or are disruptive;
•	Taking on additional debt to fund acquisitions;
•	Failing to adequately integrate acquired businesses;
•	Risks from private securities litigation, regulatory proceedings or government enforcement actions relating to prior covenant compliance disclosures;
•	Material changes in laws or regulations affecting our businesses; and
•	Other risk factors discussed in Alion’s annual report on Form 10-K for the year ended September 30, 2010 filed with the SEC on December 14, 2010 and any subsequent reports.
Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s view only as of February 4, 2011. We undertake no obligation to update any of the forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise. This discussion addresses only continuing operations.
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
We currently do not forecast drawing any material balance on our revolving credit facility. Therefore, any rate increase is not expected to materially affect Alion’s operating results or cash flows for any period from now through August 2014 when our revolving credit facility matures.
Our Senior Secured Notes and Senior Unsecured Notes are fixed-rate obligations. Other than the current revolving credit facility, Alion has currently has no variable rate debt. We do not use derivatives for trading purposes. We invest excess cash in short-term, investment grade, and interest-bearing securities.
Foreign currency risk
Expenses and revenues from international contracts are generally denominated in U.S. dollars. Alion does not believe operations are subject to material risks from currency fluctuations.
Risk associated with value of Alion common stock
Changes in the fair market value of Alion’s stock affect our estimated KSOP share repurchase and stock-based compensation obligations. Several factors affect the timing and amount of these obligations, including: the number of employees who seek to redeem shares of Alion stock following termination of employment. Based on our current $26.65 share price, no outstanding stock appreciation rights have any intrinsic value.

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
Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 15d — 15(f) under the Exchange Act) during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 4T. Controls and Procedures
See disclosure under Item 4.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
See Note 21 to the Condensed Consolidated Financial Statements. Other than the actions discussed in the Company’s most recent Annual Report on Form 10-K, the Company is not involved in any legal proceeding other than routine legal proceedings occurring in the ordinary course of business. Alion believes that these routine legal proceedings, in the aggregate, are not material to its financial condition or operating results.
As a government contractor, Alion may be subject from time to time to federal government inquiries relating to its operations and to DCAA audits. The federal government can suspend or debar, for a period of time, a contractor that is indicted or found to have violated the False Claims Act or other federal laws. Such an event could also result in fines or penalties.
Item 1A. Risk Factors
As of December 31, 2010, the risk factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010, have not materially changed.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered securities during the quarter ended December 31, 2010.
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
Date: February 4, 2011