Form 10-K/A
period 2010-09-30
ALION SCIENCE & TECHNOLOGY CORP
filed 2011-03-07
CIK 1166568

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
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
Documents Incorporated by Reference: None

Alion Science and Technology Corporation is filing this Amendment No. 1 on Form 10-K/A to amend the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010, filed with the Securities and Exchange Commission on December 14, 2010 (the “Form 10-K”).
The Company is filing this Amendment No. 1 to incorporate the Schedule of Directors’ Fees and Compensation in Part III — Item 11- Executive Compensation, which should have appeared on page 102 in the original Form 10-K. This Form 10-K/A speaks as of the original filing date of the Form 10-K, does not reflect events which may have occurred since the original filing date, and does not amend or modify any disclosure made in the Form 10-K except to incorporate the Schedule of Directors’ Fees and Compensation in Part III — Item 11 — Executive Compensation. This additional disclosure does not revise or alter the Company’s financial statements and any forward-looking statements contained in the Form 10-K. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 contains new certifications, effective as of the filing of this Amendment No. 1, pursuant to Rules 13a-14 and 15d-14 under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
The additional information incorporated into Item 11 — Executive Compensation is set out below and in the complete text of Part III — Item 11— Executive Compensation as filed with this Amendment.
Director Compensation

	Fees earned or	All other
	paid in cash ($)	compensation ($)
Name	(1)	(2)	Total
Edward C. (“Pete”) Aldridge, Jr.	$89,500	$765	$90,265
Leslie Armitage	$101,500	$—	$101,500
Lewis Collens	$90,000	$3,934	$93,934
Admiral (Ret.) Harold W. Gehman, Jr.	$104,000	$1,009	$105,009
General (Ret.) George A. Joulwan	$93,000	$—	$93,000
General (Ret.) Michael E. Ryan	$95,500	$2,787	$98,287
David Vitale	$85,000	$2,838	$87,838
Michael Hayden	$18,500	$—	$18,500

(1)	This column represents the total fees including the annual retainer fee to non-employee directors. The Company’s employee directors do not receive any additional compensation for their services as members of the Board of Directors. For the year ended September 30, 2010, the Company’s non-employee directors received an annual retainer and compensation of $70,000, payable in quarterly installments, for their services as members of the Board of Directors. In addition, each director receives a fee of $2,500 for in-person attendance at a Board of Directors meeting, and $1,000 for telephone attendance at a Board of Directors meeting. The chairman of the Audit and Finance Committee receives $7,500 per year for each year he or she serves in such capacity. The other board committee chairpersons receive $5,000 per year for each year he or she serves in such capacity. Board committee members receive $1,000 per committee meeting if the committee meeting occurs on a day other than the day of a full Alion Board of Directors meeting. Alion reimburses directors for reasonable travel expenses in connection with attendance at Board of Directors and board committee meetings.

(2)	The amounts included in this column represent the amount paid by the Company for travel expenses to attend Board of Directors meetings.

ALION SCIENCE AND TECHNOLOGY CORPORATION
FORM 10-K/A

PART III

Item 11. Executive Compensation	2

EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART III
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
Elements of Company’s Executive Compensation Plan
Alion’s compensation program includes several major elements. We pay our named executive officers salaries that are competitive and non-discriminatory to attract, retain, and motivate them. We offer an incentive program designed to encourage exceptional employee performance. As an employee-owned company, we offer our named executive officers the ability to invest in the future of our company through our ESOP. The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan, includes an ESOP, which allows employees to own an interest in the company’s stock, and a 401(k) salary deferral component that allows employees to have diversified retirement savings in other investments. Investments in the ESOP are indirect investments in Alion common stock. Investments in the 401(k) are investments in a variety of mutual funds. We offer fringe benefit and employee morale and wellness programs designed to attract and retain our named executive officers.

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

Argon ST Inc.	DynCorp International Inc.	ManTech International Corp.	Stanley, Inc.
CACI International Inc.	Harris Corp.	Maximus Inc	VSE Corp.
CIBER Inc.	Heico Corp.	NCI, Inc.
Cubic Corp.	ICF International, Inc.	Orbital Sciences Corp.
Dynamics Research Corp.	IHS Inc.	SRA International Inc.

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
In 2009, the Board of Directors adopted the following separate forms of LTIP award agreements. Some named executive officers were eligible to receive awards under more than one of these agreements. The forms of LTIP award agreements provide for the following:

Minimum/
Form of Award		Performance	Maximum
Agreement	Date of Grant	Cycles	Award Amount	Vesting Date
Category A	November 1, 2008	November 1, 2008 until performance goals achieved	N/A	Date performance goals achieved

Category B	November 1, 2008	November 1, 2008- October 31, 2009	80%/120%	November 15, 2009

Category C	November 1, 2008	November 1, 2008- October 31, 2009	50%/150%	November 15, 2010
November 1, 2009- October 31, 2010

Category D	November 1, 2008	November 1, 2008- October 31, 2009	50%/150%	November 15, 2011
November 1, 2009- October 31, 2010
November 1, 2010- October 31, 2011

Category E	November 1, 2008	November 1, 2009- October 31, 2011	50%/150%	November 15, 2011

Category F	November 1, 2009	November 1, 2009- October 31, 2012	50%/150%	November 15, 2012

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

Summary Compensation Table Fiscal Year 2008
			Phantom		Non-Equity
Name and Principal			Stock	SAR	Incentive Plan	All other
Position	Salary	Bonus	Awards	Awards	Compensation	Compensation	Total

Bahman Atefi	$604,749	$—	$1,630,296	$—	$500,000	$146,488	2,881,533
Chief Executive Officer and President

Stacy Mendler	$333,185	$—	$759,346	$—	$200,000	$100,071	1,392,602
Chief Operating Officer and Executive Vice President

Michael Alber	$220,000	$95,000	$15,836	$3,000	$150,000	$29,910	513,746
Senior Vice President and Chief Financial Officer

Scott Fry	$316,171	$—	$183,937	$—	$225,000	$51,263	776,371
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

	Number of
Name	shares	Grant Date	Grant Type	Full vesting period	Period(s) until payout
Bahman Atefi	17,478	November 2007	Retention	November 2010 (1)	November 2010 (1) (4)

Michael Alber	1,248	January 2008	Retention	January 2011(1)	January 2011(1) (4)
	1,219	May 2008	Retention	May 2011(1)	May 2011(1) (4)

Stacy Mendler	4,994	November 2007	Retention	November 2010 (1)	November 2010 (1) (4)

Robert Goff	4,994	November 2007	Retention	November 2010 (1)	November 2010 (1)

Scott Fry	4,994	November 2007	Retention	November 2010 (1)	November 2010 (1) (4)

Jim Fontana	2,497	February 2007	Retention	November 2010 (1)	November 2010 (1) (4)

(1)	The Second Phantom Stock Plan, permits performance- and/or retention-based phantom stock awards. Performance-based phantom stock vested three years after the grant date; retention-based phantom stock vested as specified in individual agreements. Performance- and retention-based phantom stock awards for vested shares were paid as specified in individual agreements.

(2)	Phantom Stock grants issued in February and November 2003 fully vested on the fifth year from the grant date

(3)	Initially, recipients were to be paid commencing on the fifth year from the grant date. In November 2005, the Phantom Stock Plan was amended to permit employees to make a one-time election to receive payment for phantom shares as they vested each year or when fully vested. Dr. Atefi and Ms. Mendler made this election; Mr. Goff did not.

(4)	In December 2008, Dr. Atefi, Ms. Mendler, Mr. Fry and Mr. Fontana forfeited their right to receive payment for certain vested, unpaid phantom stock awards. Along with Mr. Alber, they also forfeited all phantom stock awards that had not yet vested.

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

	Number of	Number of
	securities	securities
	underlying	underlying
	unexercised	unexercised
	SARs (#)	SARs (#)	SAR exercise	SAR expiration
Name	Exercisable	Unexercisable	price ($)	date
Michael Alber (1)	—	5,000	40.05	12/13/13
(1)	In December 2007, Mr. Alber was awarded 5,000 SARs at the exercise price of $40.05 per share, all of which were outstanding as of September 30, 2010.

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

		Early
		Vesting of
	Severance	LTIP
Name	Amount	Awards	Other	Total
	(a)	(b)	(c)	(d)

Bahman Atefi	$2,870,000	$786,667	$25,000	$3,681,667
Stacy Mendler	$1,087,500	$295,000	$25,000	$1,407,500
Michael Alber	$535,000	$242,607	$25,000	$802,607
Scott Fry	$580,000	$247,917	$25,000	$852,917
Walter Buchanan	$485,000	$74,375	$25,000	$584,375

(a)	Based on a percentage of the executive’s annual salary and bonus he or she would have earned as of such date based upon the bonus actually paid for fiscal 2010 performance.

Name	Salary	Bonus

Bahman Atefi	200%	200%
Stacy Mendler	150%	150%
Michael Alber	100%	100%
Scott Fry	100%	100%
Walter Buchanan	100%	100%

(b)	This is the value as of September 2010 of vested LTIP awards not yet payable and LTIP not yet vested. This does not include unvested Category E and F awards as no Named Executive Officer has yet completed 18 months of post-award service. These amounts would be paid if termination were to occur within one year after execution of a definitive change in control agreement if such transaction were subsequently consummated.

(c)	This is the value of outplacement services (not to exceed $25,000) to be provided by a firm selected by Alion and paid by the Company. No such outplacement services will be provided beyond December 31 of the second calendar year following the calendar year in which the executive separates from service.

Alion is also obligated to pay the executive, if he or she is eligible for and elects to receive, medical and/or dental benefits under COBRA for the individual and/or any qualifying beneficiaries. Alion will pay the amount by which the COBRA premium exceeds the premium payable by the executive for the same level of coverage immediately prior to termination.

(d)	This is the maximum the executive could receive, including payment for accelerated LTIP award vesting, in the event of a termination occurring within one year following execution of a definitive change in control agreement, if such transaction is subsequently consummated.

Director Compensation

	Fees earned or	All other
	paid in cash ($)	compensation ($)
Name	(1)	(2)	Total
Edward C. (“Pete”) Aldridge, Jr.	$89,500	$765	$90,265
Leslie Armitage	$101,500	$—	$101,500
Lewis Collens	$90,000	$3,934	$93,934
Admiral (Ret.) Harold W. Gehman, Jr.	$104,000	$1,009	$105,009
General (Ret.) George A. Joulwan	$93,000	$—	$93,000
General (Ret.) Michael E. Ryan	$95,500	$2,787	$98,287
David Vitale	$85,000	$2,838	$87,838
Michael Hayden	$18,500	$—	$18,500

(1)	This column represents the total fees including the annual retainer fee to non-employee directors. The Company’s employee directors do not receive any additional compensation for their services as members of the Board of Directors. For the year ended September 30, 2010, the Company’s non-employee directors received an annual retainer and compensation of $70,000, payable in quarterly installments, for their services as members of the Board of Directors. In addition, each director receives a fee of $2,500 for in-person attendance at a Board of Directors meeting, and $1,000 for telephone attendance at a Board of Directors meeting. The chairman of the Audit and Finance Committee receives $7,500 per year for each year he or she serves in such capacity. The other board committee chairpersons receive $5,000 per year for each year he or she serves in such capacity. Board committee members receive $1,000 per committee meeting if the committee meeting occurs on a day other than the day of a full Alion Board of Directors meeting. Alion reimburses directors for reasonable travel expenses in connection with attendance at Board of Directors and board committee meetings.

(2)	The amounts included in this column represent the amount paid by the Company for travel expenses to attend Board of Directors meetings.
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

(c) Exhibits

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

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 7, 2011	ALION SCIENCE AND TECHNOLOGY CORPORATION (Registrant)

	By:	/s/ MICHAEL J. ALBER
Michael J. Alber
Principal Financial Officer