Form 10-Q
period 2011-03-31
ALION SCIENCE & TECHNOLOGY CORP
filed 2011-05-16
CIK 1166568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of Alion Science and Technology Corporation Common Stock as of May 16, 2011 was: Common Stock 5,792,360

ALION SCIENCE AND TECHNOLOGY CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2011

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
ALION SCIENCE AND TECHNOLOGY CORPORATION
Condensed Consolidated Balance Sheets (unaudited)
As of March 31, 2011 and September 30, 2010

	March 31,	September 30,
	2011	2010
	(In thousands, except share
	and per share information)
Current assets:
Cash and cash equivalents	$20,647	$26,695
Accounts receivable, net	178,380	174,032
Receivable due from ESOP Trust	—	1,896
Prepaid expenses and other current assets	6,563	5,159

Total current assets	205,590	207,782
Property, plant and equipment, net	9,249	10,798
Intangible assets, net	14,190	17,694
Goodwill	398,921	398,921
Other assets	11,285	11,107

Total assets	$639,235	$646,302

Current liabilities:
Interest payable	$17,313	$17,217
Trade accounts payable	50,287	44,486
Accrued liabilities	41,917	43,145
Accrued payroll and related liabilities	35,827	40,221
Billings in excess of revenue earned	2,604	2,917

Total current liabilities	147,948	147,986
Senior secured notes	283,387	275,831
Senior unsecured notes	244,593	246,126
Accrued compensation and benefits, excluding current portion	6,538	6,174
Non-current portion of lease obligations	8,074	7,848
Deferred income taxes	40,694	37,207
Redeemable common stock, $0.01 par value, 8,000,000 shares authorized, 5,792,360 and 5,658,234 shares issued and outstanding at March 31, 2011 and September 30, 2010	157,263	150,792
Common stock warrants	20,785	20,785
Accumulated other comprehensive loss	(177)	(177)
Accumulated deficit	(269,870)	(246,270)

Total liabilities, redeemable common stock and accumulated deficit	$639,235	$646,302

See accompanying notes to condensed consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION
Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(In thousands, except share and per share information)
Contract revenue	$202,551	$203,546	$403,319	$409,284
Direct contract expense	155,002	156,049	310,516	315,045

Gross profit	47,549	47,497	92,803	94,239

Operating expenses:
Indirect contract expense	10,721	9,982	20,355	19,268
General and administrative	15,782	18,775	32,085	35,043
Rental and occupancy expense	7,799	8,298	15,529	16,284
Depreciation and amortization	2,814	4,212	5,804	8,443
Loss on sale of subsidiary	(148)	—	(148)	—

Total operating expenses	36,968	41,267	73,625	79,038

Operating income	10,581	6,230	19,178	15,201
Other income (expense):
Interest income	10	12	30	57
Interest expense	(18,418)	(14,097)	(36,822)	(30,983)
Other	(97)	87	(158)	(24)
Gain on debt extinguishment	—	50,749	460	50,749

Total other income (expense)	(18,505)	36,751	(36,490)	19,799
(Loss) income before taxes	(7,924)	42,981	(17,312)	35,000
Income tax expense	(1,743)	(33,816)	(3,487)	(33,776)

Net (loss) income	$(9,667)	$9,165	$(20,799)	$1,224

Basic and diluted earnings (loss) per share	(1.74)	1.69	(3.71)	0.23

Basic and weighted average common shares outstanding	5,540,869	5,411,342	5,598,766	5,417,756

See accompanying notes to condensed consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
	March 31,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(20,799)	$1,224
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	5,804	8,443
Depreciation charged to direct costs	35	—
Paid in kind interest	3,134	155
Amortization of debt issuance costs	5,017	2,223
Change in fair value of redeemable common stock warrants	—	(160)
Incentive and stock-based compensation	1,071	303
Gain on debt extinguishment	(460)	(50,749)
Deferred income taxes	3,487	33,818
Other gains and losses	24	(1)
Changes in assets and liabilities:
Accounts receivable	(4,348)	(7,691)
Other assets	(1,030)	(754)
Trade accounts payable	5,801	10,539
Accrued liabilities	(1,209)	5,675
Interest payable	96	(3,944)
Other liabilities	(104)	839

Net cash used in operating activities	(3,481)	(80)
Cash flows from investing activities:
Cash paid for acquisition-related obligations	—	(50)
Capital expenditures	(773)	(1,271)
Asset sale proceeds	11	5

Net cash used in investing activities	(762)	(1,316)
Cash flows from financing activities:
Sale of secured notes	—	281,465
Sale of common stock warrants	—	20,785
Payment of debt issue costs	(710)	(16,710)
Repayment of secured notes	(1,510)	(236,596)
Repurchase of Subordinated Note and related warrants	—	(25,000)
Revolver borrowings	—	84,200
Revolver repayments	—	(84,200)
Loan to ESOP Trust	(776)	(5,323)
ESOP loan repayment	776	5,323
Redeemable common stock purchased from ESOP Trust	(3,209)	(7,561)
Redeemable common stock sold to ESOP Trust	3,624	2,128

Net cash (used in) provided by financing activities	(1,805)	18,511
Net (decrease) increase in cash and cash equivalents	(6,048)	17,115
Cash and cash equivalents at beginning of period	26,695	11,185

Cash and cash equivalents at end of period	$20,647	$28,300

Supplemental disclosure of cash flow information:
Cash paid for interest	$28,604	$32,759
Cash paid for taxes	—	(42)
Non-cash financing activities:
Common stock issued to ESOP Trust in satisfaction of employer contribution liability	$5,150	$5,268
See accompanying notes to condensed consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Description and Formation of the Business
Alion Science and Technology Corporation and its subsidiaries (collectively, the Company or Alion) provide scientific, engineering and information technology expertise to research and develop technological solutions for problems relating to national defense, homeland security, and energy and environmental analysis. Alion provides services to federal government departments and agencies and, to a lesser extent, to commercial and international customers.
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
In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments and reclassifications that are necessary for fair presentation of the periods presented. The results for the six months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K for the year ended September 30, 2010.
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

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Federal government agency contracts are subject to periodic funding. A customer may fund a contract in its entirety at inception or incrementally throughout its period of performance as services are provided. If Alion determines contract funding is not probable, it defers revenue recognition until realization is probable. The federal government can audit Alion’s contract costs and adjust amounts through negotiation. The government considers Alion a major contractor; its auditors maintain an office on site. The Company timely submitted incurred cost proposals for all open years. The government has audited the Company’s claimed costs through fiscal year 2004. Alion negotiated and settled indirect rates through fiscal year 2004 with no material adverse effect on operating results or cash flows. DCAA is currently auditing the Company’s indirect cost proposals for fiscal 2005 and 2006. Alion has recorded federal government contract revenue in amounts it expects to realize.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The Company accounts for goodwill and other intangible assets in accordance with the provisions of ASC 350 — Intangibles, Goodwill and Other Assets. Alion is required to review goodwill at least annually for impairment or, more frequently if events or circumstances indicate goodwill might be impaired. The Company performs its annual review at the end of each fiscal year. Alion is required to recognize an impairment loss to the extent that its goodwill carrying amount exceeds fair value. Evaluating any impairment to goodwill involves significant management estimates. To date, these annual reviews have resulted in no adjustments.
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
Alion completed its most recent goodwill impairment analysis in the fourth quarter of fiscal year 2010 and concluded no goodwill impairment existed as of September 30, 2010. The estimated fair value of each reporting unit substantially exceeded its September 2010 carrying value. A hypothetical 10% decrease in fair value would not have resulted in impairment to goodwill for any reporting unit or triggered the need to perform additional step two analyses for any reporting unit. There were no changes to goodwill in the quarter ended March 31, 2011 nor were there any significant events in the quarter that indicated impairment to goodwill as of March 31, 2011.
Intangible Assets
Alion amortizes intangible assets as it consumes economic benefits over estimated useful lives. As of March 31, 2011, the Company had approximately $14.2 million in net intangible assets, primarily contracts purchased through the JJMA and Anteon contract acquisitions. Alion’s intangible assets have the following estimated useful lives:

Purchased contracts	1 – 13 years
Internal use software and engineering designs	2 – 3 years
Non-compete agreements	3 – 6 years

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Redeemable Common Stock
There is no public market for Alion’s redeemable common stock and therefore no observable price for its equity, individually or in the aggregate. The ESOP Trust holds all the Company’s outstanding common stock. Under certain circumstances, ESOP beneficiaries can require the ESOP Trust to distribute the value of their beneficial interests. The Internal Revenue Code (IRC) and the Employee Retirement Income Security Act (ERISA) require the Company to offer ESOP participants who receive Alion common stock a liquidity put right. The put right requires the Company to purchase distributed shares at any time during two put option periods at the then current fair market value. Common stock distributed by the ESOP Trust is subject to a right of first refusal. Prior to any subsequent transfer, the shares must first be offered to the Company and then to the ESOP Trust. Eventual redemption of shares of Alion common stock as a result of distributions is outside the Company’s control; therefore, Alion classifies its outstanding shares of redeemable common stock as a liability.
At each reporting date, Alion is required to increase or decrease the reported value of its outstanding common stock to reflect its estimated redemption value. Management estimates the value of this liability in part by considering the most recent price at which the Company was able to sell shares to the ESOP Trust (current share price multiplied by total shares issued and outstanding). In its fiduciary capacity the ESOP Trustee is independent of the Company and its management. Consistent with its fiduciary responsibilities, the ESOP Trustee retains an independent third party valuation firm to assist it in determining the fair market value (share price) at which the ESOP Trustee may acquire or dispose of investments in Alion common stock. The Audit and Finance Committee of Alion’s Board of Directors reviews the reasonableness of the liability Management has determined is appropriate for the Company to recognize for outstanding redeemable common stock. The Audit and Finance Committee considers various factors in its review, including, in part, the most recent valuation report and the share price selected by the ESOP Trustee.
Alion records changes in the reported value of its outstanding common stock through an offsetting charge or credit to accumulated deficit. The Company recognized a $2.8 million increase in the fair value of its redeemable common stock this quarter. The accumulated deficit at March 31, 2011 included $51.9 million for cumulative changes in the Company’s share redemption liability. Outstanding redeemable common stock had an aggregate fair value of approximately $157.3 million as of March 31, 2011.
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

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Terminating ESOP participants can hold or immediately sell their distributed shares to the Company. If a participant elects to hold distributed shares, the IRC and ERISA require Alion to offer a put option to allow the recipient to sell stock to Alion at the estimated fair value share price based on the most recent price at which the Company was able to sell shares to the ESOP Trust ($27.15 at March 31, 2011). The put right requires Alion to purchase distributed shares during two put option periods at then-current fair market value. Consistent with its duty of independence from Alion Management and its fiduciary responsibilities, the ESOP Trustee retains an independent third party valuation firm to assist it in determining the fair market value (share price) at which the Trustee may acquire or dispose of investments in Alion common stock.
The Audit and Finance Committee of Alion’s Board of Directors reviews the reasonableness of the liability for outstanding redeemable common stock that Management has determined is appropriate for the Company to recognize in its financial statements. The Audit and Finance Committee considers various factors in its review, including in part, the valuation report and the share price selected by the ESOP Trustee. Management considers the share price selected by the ESOP Trustee along with other factors, in estimating Alion’s aggregate liability for outstanding redeemable common stock owned by the ESOP Trust. A limited number of participants who beneficially acquired shares of Alion common stock on December 20, 2002, can sell such shares distributed from their accounts at the greater of $10.00 or the current estimated fair value share price.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Although the Company and the ESOP retain the right to delay distributions consistent with the terms of the Plan, and to control the circumstances of future distributions, eventual redemption of shares of Alion common stock is deemed to be outside the Company’s control.
Alion makes 401(k) matching contributions in shares of its common stock and discretionary profit-sharing contributions in common stock and cash. The Company matches the first 3% and one-half of the next 2% of eligible employee salary deferrals by contributing shares of Alion common stock to the ESOP Trust on March 31 and September 30 each year. The Company also makes a profit sharing contribution of Alion common stock to the ESOP Trust on the same dates equal to 1% of eligible employee compensation. Each pay period the Company makes a cash contribution to the non-ESOP component of the KSOP equal to 1.5% of eligible employee compensation. Alion recognized $3.3 million and $3.7 million in expense for the KSOP for the quarters ended March 31, 2011 and 2010 and $6.4 million and $7.0 million in expense for six months ended March 31, 2011 and 2010.
(6) Accounts Receivable
Accounts receivable at March 31, 2011 and September 30, 2010 consisted of the following:

	March 31,	September 30,
	2011	2010
	(In thousands)
Billed receivables	$85,290	$94,662
Unbilled receivables:
Amounts currently billable	34,728	36,021
Revenues recorded in excess of milestone billings on fixed price contracts	2,588	2,917
Revenues recorded in excess of estimated contract value or funding	36,779	24,952
Retainages and other amounts billable upon contract completion	22,499	19,278
Allowance for doubtful accounts	(3,504)	(3,798)

Total Accounts Receivable	$178,380	$174,032

Revenue recorded in excess of milestone billings on fixed price contracts is not yet contractually billable. Amounts currently billable consist principally of amounts to be billed within the next year. Any remaining unbilled balance including retainage is billable upon contract completion or completion of Defense Contract Audit Agency (DCAA) audits. Revenue recorded in excess of contract value or funding is billable upon receipt of contractual amendments or other modifications. Contract revenue recognized in excess of billings totaled approximately $96.6 million as of March 31, 2011 and included approximately $36.8 million for customer-requested work for which the Company had not received contracts or contract modifications. In keeping with industry practice, Alion classifies all contract-related accounts receivable as current assets based on contractual operating cycles which frequently exceed one year. Unbilled receivables are expected to be billed and collected within one year except for $22.5 million at March 31, 2011.
(7) Property, Plant and Equipment

	March 31,	September 30,
	2010	2010
	(In thousands)
Leasehold improvements	$10,888	$10,862
Equipment and software	34,226	33,693

Total cost	45,114	44,555
Less: accumulated depreciation and amortization	(35,865)	(33,757)

Net Property, Plant and Equipment	$9,249	$10,798

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Depreciation and leasehold amortization expense for fixed assets was approximately $1.1 million and $1.4 million for the quarters ended March 31, 2011 and 2010 and $2.3 million and $2.8 million for the six months ended March 31, 2011 and 2010.
(8) Goodwill and Intangible Assets
As of March 31, 2011, Alion had approximately $399 million in goodwill. There were no changes in the goodwill carrying amount during the current quarter.
Intangible assets consist primarily of contracts acquired through the Anteon and JJMA transactions. The table below shows intangible assets as of March 31, 2011 and September 30, 2010.

	March 31, 2011			September 30, 2010
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Purchased contracts	$111,635	$(97,628)	$14,007	$111,635	$(94,228)	$17,407
Internal use software and engineering designs	2,155	(1,972)	183	2,155	(1,868)	287

Total	$113,790	$(99,600)	$14,190	$113,790	$(96,096)	$17,694

The weighted-average remaining amortization period of intangible assets was approximately 3.5 years at March 31, 2011 and 4.0 years at September 30, 2010. Amortization expense was approximately $1.8 million and $2.8 million for the quarters ended March 31, 2011 and 2010 and $3.5 million and $5.6 million for the six months ended March 31, 2010 and 2011. Estimated aggregate amortization expense for the next five years and thereafter is as follows.

(In thousands)

2011 (for the remainder of fiscal year)	$3,338
2012	5,766
2013	3,246
2014	879
2015	737
2016	141
Thereafter	83

$14,190

(9) Long-Term Debt
Alion’s current debt structure includes a $35 million revolving credit facility, $310 million in Secured Notes and $248 million of Unsecured Notes. On March 22, 2010, the Company retired its Term B Senior Credit Agreement, its Subordinated Note and Subordinated Note Warrants. Alion is in compliance with each of the affirmative and negative financial and non-financial covenants in its existing debt agreements.
Credit Agreement
In March 2010, Alion entered into an agreement for a $25.0 million senior revolving credit facility that matures August 2014. In March 2011, Alion and its lenders amended the credit facility agreement to increase the credit limit to $35.0 million. The Company can use the credit facility for working capital, permitted acquisitions and general corporate purposes, including up to $35.0 million in letters of credit and up to $5.0 million in short-term swing line loans. As of March 31, 2011, the Company had $545 thousand in outstanding letters of credit.
The Credit Agreement is secured by a first priority security interest in all current and future tangible and intangible property of Alion and its guarantor subsidiaries. The Company’s subsidiaries, IPS, CATI, METI, JJMA, BMH, WCI, WCGS, MA&D and Alion Canada (US) Corporation guarantee Alion’s credit agreement obligations, the Secured Notes and the Unsecured Notes. Alion and its subsidiary guarantors executed an agreement with Wilmington Trust Company and Credit Suisse AG, Cayman Islands Branch that grants credit facility lenders a priority payment right superior to the Secured Note lenders’ rights.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Alion can choose either a floating Eurodollar interest rate or a floating alternate base rate to determine credit facility interest expense. The minimum interest rate is 8.50%. The minimum Eurodollar rate is 3.5% plus 500 basis points. The minimum alternate base rate is 4.5% plus 400 basis points.
Each quarter Alion pays a commitment fee on the prior quarter’s daily unused credit facility balance at 1.75% per year. The Company paid $118 thousand and $12 thousand in commitment fees for the quarters ended March 31, 2011 and 2010. The Company paid $230 thousand and $67 thousand in commitment fees for its current and prior credit facilities for the six months ended March 31, 2011 and 2010.
Alion must pay letter-of-credit issuance and administrative fees, up to a 25 basis point fronting fee and interest in arrears each quarter on all outstanding letters of credit. The interest rate is based on the Eurodollar loan rate which was 6.0% as of March 31, 2011. Alion also pays an annual agent’s fee.
The credit agreement requires Alion to achieve minimum trailing twelve month Consolidated EBITDA levels which increase over the life of the agreement. The table below sets out the required minimum for the period indicated:

Period	Minimum Consolidated EBITDA
June 30, 2010 through March 31, 2011	$52.5 million
April 1, 2011 through September 30, 2011	$55.0 million
October 1, 2011 through September 30, 2012	$60.0 million
October 1, 2012 through September 30, 2013	$62.5 million
October 1, 2013 through August 22, 2014	$65.0 million
The agreement defines Consolidated EBITDA as net income or loss in accordance with GAAP, plus the following items, without duplication, to the extent deducted from or included in net income or loss:
•	consolidated interest expense;
•	provision for income taxes;
•	depreciation and amortization;
•	cash contributed to the ESOP in respect of Alion’s repurchase liability;
•	non-cash stock-based and incentive compensation expense;
•	non-cash ESOP contributions;
•	any extraordinary losses; and
•	nonrecurring charges and adjustments included in ESOP valuation reports as prepared by an independent third party.
To the extent included in net income or loss, the following items, without duplication, are deducted in determining Consolidated EBITDA:
•	all cash payments on account of reserves, restructuring charges or other non-cash charges added to net income pursuant to the list above in a previous period;
•	any extraordinary gains; and
•	all non-cash items of income.
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

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Secured Notes are secured by a first priority security interest in all current and future tangible and intangible property of Alion and its guarantor subsidiaries. The Secured Notes are senior obligations of Alion and rank pari passu in right of payment with existing and future senior debt, except to the extent Credit Agreement lenders have a super priority right of payment with respect to the underlying collateral.
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
Unsecured Notes
On February 8, 2007, Alion issued and sold $250.0 million of private 10.25% unsecured notes due February 1, 2015 (Unsecured Notes) to Credit Suisse, which informed the Company it had resold most of the notes to qualified institutional buyers. On June 20, 2007, Alion exchanged the private Unsecured Notes for publicly tradable Unsecured Notes with the same terms. IPS, CATI, METI, JJMA, BMH, WCI, WCGS, MA&D and Alion Canada (US) Corporation guarantee the Unsecured Notes.
The Unsecured Notes bear interest at 10.25% per year, payable semi-annually in arrears on February 1 and August 1. Alion pays interest to holders of record as of the immediately preceding January 15 and July 15. The Company must pay interest on overdue principal or interest at 11.25% per annum to the extent lawful.
Retired Term B Senior Credit Agreement
In August 2004, Alion entered into the Term B Senior Credit Agreement with a syndicate of financial institutions. The Company borrowed and re-paid various sums over the life of the loan. As of March 22, 2010, the Term B Senior Credit Agreement consisted of a $236.0 million senior term loan, a $25.0 million senior revolving credit facility with no balance actually drawn, and approximately $4.0 million in accrued interest payable. On March 22, 2010, the Company retired all Term B Senior Credit Agreement interest and principal with proceeds from issuing the Secured Notes and warrants. Alion recognized a $6.9 million loss on extinguishing the Term B loans.
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
On December 21, 2009, IIT agreed to sell Alion the Subordinated Note and related warrants for $25 million and to defer Alion’s January 2010 interest payment to April 2010. On March 22, 2010, the Company retired the Subordinated Note and related warrants for $25 million using proceeds from issuing the Secured Notes and Secured Note warrants. Alion recognized a $57.6 million gain on retiring the Subordinated Note and warrants. The Subordinated Note had an aggregate carrying value of $50.0 million ($60.1 million of principal, PIK and accrued interest net of $10.1 million in unamortized debt issue and loan modification costs). The warrants had an estimated fair value of $32.6 million. The Company was not required to make the deferred January interest payment and de-recognized the related interest expense.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Interest Payable
Interest Payable consisted of the following balances:

	March 31,	September 30,
	2011	2010
	(In thousands)
Unsecured Notes	$4,239	$4,271
Secured Notes	13,074	12,946

Total	$17,313	$17,217

As of March 31, 2011, Alion must make the following principal repayments (at face amount before debt discount) for its outstanding debt.

Fiscal Year:	2011	2012	2013	2014	2015	Total

Secured Notes and PIK Interest(1)	$—	$—	$—	$—	$339,788	$339,788
Unsecured Notes(2)	—	—	—	—	248,000	248,000

Total Principal Payments	$—	$—	$—	$—	$587,788	$587,788

1.	The Secured Notes due in 2015 include $310 million of debt issued in March 2010 and an estimated $29.8 million in PIK interest added to principal over the life of the notes. As of March 31, 2011, the $283.4 million carrying value on the face of the balance sheet included $310 million in principal, $6.4 million in accrued PIK interest and is net of $33.0 million in aggregate unamortized debt issue costs. Initial debt issue costs consist of $7.7 million in original issue discount, $13.5 million in third-party costs and $20.8 million for the initial fair value of the new Secured Note warrants.

2.	The Unsecured Notes on the face of the balance sheet include $248 million in principal and $3.4 million in unamortized debt issue costs as of March 31, 2011 (initially $7.1 million).
(10) Fair Value Measurement
The Company adopted ASC 820 — Fair Value Measurements and Disclosures in fiscal year 2010 for all nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Adopting ASC 820 for items such as goodwill and long lived assets measured at fair value if impaired, did not materially affect the Company’s consolidated financial position or operating results. As of March 31, 2011, the Company has no assets or liabilities it is required to measure at fair value on a recurring basis.
ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. It establishes a fair value hierarchy and a framework which requires categorizing assets and liabilities into one of three levels based on the assumptions (inputs) used in valuing the asset or liability. Level 1 provides the most reliable measure of fair value, while Level 3 generally requires significant management judgment. Level 1 inputs are unadjusted, quoted market prices in active markets for identical assets or liabilities. Level 2 inputs are observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets. Level 3 inputs include unobservable inputs that are supported by little, infrequent, or no market activity and reflect management’s own assumptions about inputs used in pricing the asset or liability. The Company uses the following valuation techniques to measure fair value.
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

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Level 3 consists of unobservable inputs. The Company’s former Subordinated Note warrants were classified as Level 3 liabilities. Assets and liabilities are considered Level 3 when their fair value inputs are unobservable or not available, including situations involving limited market activity, where a fair value determination requires significant judgment or estimation.
On March 22, 2010, Alion measured the fair value of the Secured Note warrants at issuance based on the $34.50 underlying estimated fair value of a share of Alion common stock as of September 30, 2009, the then most-recent valuation selected by the ESOP Trustee and presented to the Board of Directors; a 3.39% risk-free U.S. Treasury interest rate for a comparable seven-year investment period and a 36% equity volatility factor based on the historical volatility of the common stock of publicly-traded companies considered to be comparable to Alion. The Secured Note warrants are classified as permanent equity and are carried at their historical date-of-issue fair value. As permanent equity, the value of the Secured Note warrants is not re-measured at future reporting dates.
Alion froze the estimated fair value of its to-be retired Subordinated Note Warrants at their reported value as of December 2009 when IIT agreed to sell the Subordinated Note and Warrants to Alion. On March 22, 2010, the Company de-recognized its December 2009 Subordinated Note Warrant liability when it re-purchased the Subordinated Note and related Warrants from IIT. The following table provides a summary of the changes in fair value of the now-retired Subordinated Note Warrants which were measured at fair value on a recurring basis using Level 3 inputs. The Company had no other assets or liabilities it was required to measure at fair value on a recurring basis.

	As of March 31
	2011	2010
	Redeemable Common Stock
	Warrants
Balance, beginning of period	$—	$(32,557)
Total realized and unrealized gains and (losses)	—	14,724
Included in interest expense	—	(160)
Issuances and settlements	—	17,993

Balance, end of period	$—	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company’s investment in VectorCommand is tested annually for impairment and is not adjusted to market value at the end of each reporting period. Fair value would only be determined on a nonrecurring basis if this investment were deemed to be other-than-temporarily impaired. The Company has not recorded any other-than-temporary impairments to its VectorCommand investment this period.
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
(12) Secured Note Common Stock Warrants
On March 22, 2010, Alion issued 310,000 Units. Each Unit consisted of $1,000 of Secured Note face value and a warrant to purchase 1.9439 shares of Alion common stock. The Secured Note warrants entitle holders to purchase a total of 602,614 shares of Alion common stock. Each Secured Note warrant has an exercise price of a penny per share; the Secured Note warrants are not redeemable for cash.
The Company registered the Secured Notes, but was not required to register the warrants. The Units separated into Secured Notes and warrants on June 22, 2010. Each warrant became exercisable March 22, 2011, and expires March 15, 2017.
The Secured Note warrants had an initial fair value of approximately $20.8 million based on Alion’s former share price of $34.50. Alion recognized the value of the warrants as part of the debt issue costs for the Secured Notes and recorded a corresponding credit to equity. The Company accounts for the Secured Note warrants as equity and reassesses this classification each reporting period. The Company identified no required changes in accounting treatment as of March 31, 2011.
(13) Leases
Future minimum lease payments under non-cancelable operating leases for buildings, equipment and automobiles at March 31, 2011 are set out below. Alion has subleased some excess capacity to subtenants under non-cancelable operating leases.

Lease Payments for Fiscal Years Ending	(In thousands)
2011 (for the remainder of fiscal year)	$13,886
2012	25,643
2013	23,893
2014	22,723
2015	22,674
2016	19,185
And thereafter	32,282

Gross lease payments	$160,286
Less: non-cancelable subtenant receipts	(1,652)

Net lease payments	$158,634

Composition of Total Rent Expense

	March 31,
	2011	2010
	(In thousands)
Minimum rentals	$11,055	$11,649
Less: Sublease rental income	(956)	(958)

Total rent expense, net	$10,099	$10,691

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(14) Long Term Incentive Compensation Plan
Alion adopted a long-term cash incentive compensation plan for certain executives in December 2008. Individual grants contain specific financial and performance goals and vest over varying periods. Some grants are for a fixed amount; others provide a range of values from a minimum of 50% to a maximum of 150% of initial grant value. The Company periodically evaluates the probability that individuals will achieve stated financial and performance goals.
Alion recognizes long term incentive compensation expense based on outstanding grants’ stated values, estimated probability of achieving stated goals and estimated probable future grant values. The Company recognized $94 thousand and $925 thousand in incentive compensation expense for the three and six months ended March 31, 2011. Alion recognized $565 thousand and $1.2 million in incentive compensation expense for the three and six month periods ended March 31, 2010.
(15) Stock Based Compensation
SAR Plan
Alion’s Stock Appreciation Rights Plan adopted in 2004 expires in 2014. The chief executive officer may award SARs as he deems appropriate. Awards vest ratably over four years with payment following the grant date fifth anniversary. Grants with no intrinsic value expire on their year-five payment date. The plan permits accelerated vesting in the event of death, disability or a change in control of the Company. Approximately 887 thousand SARs were outstanding at March 31, 2011, at a weighted average grant date fair value of $34.34 per share. Few outstanding SARs have any intrinsic value. For the quarter ended March 31, 2011 the Company recognized compensation expense of $109 thousand and for the quarter ended March 31, 2010, the Company recognized a credit to compensation expense of $893 thousand. For the six months ended March 31, 2011 the Company recognized compensation expense of $142 thousand and for the six months ended 2010 the Company recognized a credit to compensation expense of $879 thousand.
Phantom Stock Plans
Alion formerly maintained Executive and Director Phantom Stock Plans which permitted the Company to issue up to 2 million phantom shares that conveyed no voting or other common stock ownership rights. One grant worth approximately $133 thousand remains outstanding. Alion recognized no expense and $26 thousand in compensation expense for the quarters ended March 31, 2011 and 2010. Compensation expense was $4 and $8 thousand for the six months ended March 31, 2011 and 2010.
The Company uses a Black-Scholes-Merton option pricing model based on the fair market value of a share of its common stock to recognize stock —based compensation expense. There is no established public trading market for Alion’s common stock. The ESOP Trust owns all outstanding common stock. Alion does not expect to pay any dividends on its common stock and intends to retain future earnings, if any, to use in operating its business.
(16) Segment Information and Customer Concentration
Alion operates in a single segment, delivering a broad array of scientific, engineering and information technology expertise to research and develop technological solutions for problems relating to national defense, homeland security, and energy and environmental analysis. The Company provides services to federal government departments and agencies and some commercial and international customers. Federal government customers typically exercise independent contracting authority. Federal agency and department offices or divisions may use Alion’s services as separate customers directly, or through a prime contractor, as long as they have independent decision-making and contracting authority in their organization.
Federal government agency prime contract receivables were approximately $117.6 million (65%), and $114.8 million (65%) of aggregate contract receivables as of March 31, 2011 and September 30, 2010. Federal government prime and subcontract revenue was approximately 97.3% and 97.2%, of total contract revenue for the six months ended March 31, 2011 and 2010.
(17) Income Taxes
Deferred Taxes
Alion is subject to income taxes in the U.S., various states and Canada. Tax statutes and regulations within each jurisdiction are subject to interpretation requiring management to apply significant judgment. Alion recorded $1.7 million in deferred tax expense and liabilities related to tax-basis goodwill amortization this quarter and $3.5 million in deferred tax expense for the year.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company expects to be able to use existing and anticipated net operating losses (NOL) to offset taxes that may become due in the future if Alion has future taxable income. Even though Alion recorded a full valuation allowance for all deferred tax assets, the Company does not expect to pay any income taxes for the foreseeable future. Alion’s ability to utilize NOL tax benefits will depend upon how much future taxable income it has and may be limited under certain circumstances. Alion does not have any NOL tax benefits it can carry back to prior years.
Alion’s effective tax rate for the six months ended March 31, 2011 was -20.1%. As of March 31, 2011 and September 30, 2010 the net deferred tax liability was:

	March 31,	September 30,
	2011	2010
	(in thousands)

Current deferred tax asset	$9,327	$11,175
Noncurrent deferred tax asset	37,845	25,754
Valuation allowance	(47,172)	(36,929)
Noncurrent deferred tax liability	(40,694)	(37,207)
Net deferred tax liability	$(40,694)	$(37,207)
Tax Uncertainties
Based on the latest available information, Alion periodically assesses its liabilities and contingencies for all periods open to examination by tax authorities. Where management believes there is more than a 50 percent chance the Company’s tax position will not be sustained, Alion records its best estimate of the resulting tax liability, including interest. Any interest or penalties related to income taxes are reported separately from income tax expense. The Company has recorded liabilities for tax uncertainties for all years that remain open to review.
Alion may become subject to federal or state income tax examination for tax years ended September 2007 and forward. Alion’s former status as a pass-through entity owned by a tax-exempt trust makes an examination unlikely and the possibility of an adverse determination remote. The Company does not expect resolution of tax matters for any open years to materially affect operating results, financial condition, cash flows or its effective tax rate.
(18) Debt Extinguishment
On March 22, 2010, Alion sold $310 million in Secured Note Units. The Company used some of the proceeds to pay outstanding interest and principal on its formerly outstanding Term B Senior Credit Agreement and to retire its Subordinated Note and related redeemable common stock warrants at a discount. Alion recognized a net gain of $50.7 million on extinguishing its Term B and subordinated debt. The Company expensed $16.9 million in unamortized debt issue costs; recognized a $53.1 million gain on retiring the Subordinated Note; and recognized a $14.6 million gain on retiring redeemable common stock warrants.
On November 9, 2010, Alion re-purchased $2.0 million of its Senior Unsecured Notes at approximately 25% less than face value and recognized a $460 thousand gain on the transaction.
(19) Commitments and Contingencies
Earn-Out and Hold-Back Commitments
The Company has a maximum remaining $100 thousand earn-out commitment that expires in July 2011 for its LogConGroup acquisition.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Legal Proceedings
On February 16, 2011, a Louisiana civil court entered a $1.9 million judgment against the Company for a workplace-related injury claim. The case was defended by Alion’s insurer which has appealed the judgment. The Company recognized a liability for the $500 thousand policy deductible which is the limit of Alion’s judgment-related exposure in this case.
Alion is involved in various other claims and legal actions arising in the ordinary course of business. Management believes ultimate disposition of these matters will not materially affect the Company’s business, financial position, operating results or ability to meet its financial obligations.
Government Audits
Alion’s cost reimbursement federal government contract revenue and expense is subject to DCAA audit and possible adjustment. Alion is a major federal government contractor. DCAA maintains an on site office to perform various audits. DCAA has audited Alion’s federal government contract costs through 2004. The Company has settled claims through 2004. Alion records federal government contract revenue at the amounts it expects to realize on final settlement.
(20) Guarantor/Non-guarantor Condensed Consolidated Financial Information
Certain of Alion’s wholly-owned domestic subsidiaries have jointly, severally, fully and unconditionally guaranteed both the Secured Notes and the Unsecured Notes which are general obligations of the Company. In March 2010, the Unsecured Note Indenture was amended to include as Unsecured Note guarantors all subsidiaries serving as Secured Note guarantors.
The following information presents condensed consolidating balance sheets as of March 31, 2011 and September 30, 2010, condensed consolidating statements of operations for the quarters and six months ended March 31, 2011 and 2010; and condensed consolidating statements of cash flows for the six months ended March 31, 2011 and 2010 of the parent company issuer, the guarantor subsidiaries and the non-guarantor subsidiaries. Investments include investments in subsidiaries held by the parent company issuer presented using the equity method of accounting.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Balance Sheet as of March 31, 2011

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	(In thousands)
Current assets:
Cash and cash equivalents	$20,699	$(69)	$17	$—	$20,647
Accounts receivable, net	175,154	2,935	291	—	178,380
Prepaid expenses and other current assets	6,501	62	—	—	6,563

Total current assets	202,354	2,928	308	—	205,590
Property, plant and equipment, net	9,204	36	9	—	9,249
Intangible assets, net	14,190	—	—	—	14,190
Goodwill	398,921	—	—	—	398,921
Investment in subsidiaries	21,168	—	—	(21,168)	—
Intercompany receivables	1,321	20,653	—	(21,974)	—
Other assets	11,268	14	3	—	11,285

Total assets	$658,426	$23,631	$320	$(43,142)	$639,235

Current liabilities:
Interest payable	17,313	—	—	—	17,313
Trade accounts payable	49,978	308	1	—	50,287
Accrued liabilities	41,694	171	52	—	41,917
Accrued payroll and related liabilities	34,925	857	45	—	35,827
Billings in excess of revenue earned	2,599	5	—	—	2,604

Total current liabilities	146,509	1,341	98	—	147,948
Intercompany payables	20,653	—	1,321	(21,974)	—
Senior secured notes	283,387	—	—	—	283,387
Senior unsecured notes	244,593	—	—	—	244,593
Accrued compensation and benefits, excluding current portion	6,538	—	—	—	6,538
Non-current portion of lease obligations	8,052	22	—	—	8,074
Deferred income taxes	40,694	—	—	—	40,694
Redeemable common stock	157,263	—	—	—	157,263
Common stock warrants	20,785	—	—	—	20,785
Common stock of subsidiaries	—	2,801	—	(2,801)	—
Accumulated other comprehensive loss	(177)	—	—	—	(177)
Accumulated deficit	(269,871)	19,467	(1,099)	(18,367)	(269,870)

Total liabilities, redeemable common stock and accumulated deficit	$658,426	$23,631	$320	$(43,142)	$639,235

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Balance Sheet as of September 30, 2010
(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$26,770	$(75)	$—	$—	$26,695
Accounts receivable, net	170,676	3,312	44	—	174,032
Receivable due from ESOP Trust	1,896	—	—		1,896
Prepaid expenses and other current assets	5,112	47	—	—	5,159

Total current assets	204,454	3,284	44	—	207,782
Property, plant and equipment, net	10,755	43	—	—	10,798
Intangible assets, net	17,694	—	—	—	17,694
Goodwill	398,921	—	—	—	398,921
Investment in subsidiaries	18,844	—	—	(18,844)	—
Intercompany receivables	1,054	18,235	—	(19,289)	—
Other assets	11,091	13	3	—	11,107

Total assets	$662,813	$21,575	$47	$(38,133)	$646,302

Interest payable	$17,217	$—	$—	$—	$17,217
Trade accounts payable	44,065	421	—	—	44,486
Accrued liabilities	42,865	271	9	—	43,145
Accrued payroll and related liabilities	39,277	924	20	—	40,221
Billings in excess of revenue earned	2,882	35	—	—	2,917

Total current liabilities	146,306	1,651	29	—	147,986
Intercompany payables	18,236	—	1,053	(19,289)	—
Senior secured notes	275,831	—	—	—	275,831
Senior unsecured notes	246,126	—	—	—	246,126
Accrued compensation and benefits, excluding current portion	6,174	—	—	—	6,174
Non-current portion of lease obligations	7,805	43	—	—	7,848
Deferred income taxes	37,207	—	—	—	37,207
Redeemable common stock	150,792	—	—	—	150,792
Common stock of subsidiaries	—	2,801	—	(2,801)	—
Common stock warrants	20,785				20,785
Accumulated other comprehensive loss	(177)	—	—	—	(177)
Accumulated deficit	(246,272)	17,080	(1,035)	(16,043)	(246,270)

Total liabilities, redeemable common stock and accumulated deficit	$662,813	$21,575	$47	$(38,133)	$646,302

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Operations for the Three Months Ended March 31, 2011

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	(In thousands)
Contract revenue	$198,155	4,157	239	—	$202,551
Direct contract expense	152,505	2,337	160	—	155,002

Gross profit	45,650	1,820	79	—	47,549

Operating expenses:
Indirect contract expense	10,028	674	19	—	10,721
General and administrative	15,585	132	65	—	15,782
Rental and occupancy expense	7,681	106	12	—	7,799
Depreciation and amortization	2,810	4	—	—	2,814
Loss on sale of subsidiary	(148)	—	—	—	(148)

Total operating expenses	35,956	916	96	—	36,968

Operating income	9,694	904	(17)	—	10,581
Other income (expense):
Interest income	10	—	—	—	10
Interest expense	(18,418)	—	—	—	(18,418)
Other	(224)	127	—	—	(97)
Equity in net income (loss) of subsidiaries	1,014		—	(1,014)	—

Total other expenses	(17,618)	127	—	(1,014)	(18,505)

(Loss) income before taxes	(7,924)	1,031	(17)	(1,014)	(7,924)
Income tax expense	(1,743)	—	—	—	(1,743)

Net income (loss)	$(9,667)	1,031	(17)	(1,014)	$(9,667)

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Operations for the Three Months Ended March 31, 2010

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	(In thousands)
Contract revenue	$195,192	$8,322	$32	$—	$203,546
Direct contract expense	150,349	5,680	20	—	156,049

Gross profit	44,843	2,642	12	—	47,497

Operating expenses:
Indirect contract expense	9,023	949	10	—	9,982
General and administrative	18,481	204	90	—	18,775
Rental and occupancy expense	8,138	149	11	—	8,298
Depreciation and amortization	4,199	13	—	—	4,212

Total operating expenses	39,841	1,315	111	—	41,267

Operating income	5,002	1,327	(99)	—	6,230
Other income (expense):
Interest income	12	—	—	—	12
Interest expense	(14,097)	—	—	—	(14,097)
Other	8	79	—	—	87
Gain on debt extinguishment	50,749	—	—	—	50,749
Equity in net income of subsidiaries	1,309	—	—	(1,309)	—

Total other expenses	37,981	79	—	(1,309)	36,751

(Loss) income before taxes	42,983	1,406	(99)	(1,309)	42,981
Income tax (expense) benefit	(33,818)	2	—	—	(33,816)

Net income (loss)	$9,165	$1,408	$(99)	$(1,309)	$9,165

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Operations for the Six Months Ended March 31, 2011

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	(In thousands)
Contract revenue	$393,916	$8,973	$430	$—	$403,319
Direct contract expense	305,096	5,126	294	—	310,516

Gross profit	88,820	3,847	136	—	92,803

Operating expenses:
Indirect contract expense	19,051	1,284	20	—	20,355
General and administrative	31,715	215	155	—	32,085
Rental and occupancy expense	15,308	197	24	—	15,529
Depreciation and amortization	5,797	7	—	—	5,804
Loss on sale of subsidiary	(148)	—	—	—	(148)

Total operating expenses	71,723	1,703	199	—	73,625

Operating income	17,097	2,144	(63)	—	19,178
Other income (expense):
Interest income	30	—	—	—	30
Interest expense	(36,822)	—	—	—	(36,822)
Other	(400)	242	—	—	(158)
Gain on debt extinguishment	460	—	—	—	460
Equity in net income of subsidiaries	2,323	—	—	(2,323)	—

Total other expenses	(34,409)	242	—	(2,323)	(36,490)

(Loss) income before taxes	(17,312)	2,386	(63)	(2,323)	(17,312)
Income tax expense	(3,487)	—	—	—	(3,487)

Net (loss) income	$(20,799)	$2,386	$(63)	$(2,323)	$(20,799)

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Operations for the Six Months Ended March 31, 2010

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	(In thousands)
Contract revenue	$392,466	16,748	70	—	$409,284
Direct contract expense	303,814	11,186	45	—	315,045

Gross profit	88,652	5,562	25	—	94,239

Indirect contract expense	17,394	1,856	18	—	19,268
General and administrative	34,519	369	155	—	35,043
Rental and occupancy expense	15,968	295	21	—	16,284
Depreciation and amortization	8,418	25	—	—	8,443

Total operating expenses	76,299	2,545	194	—	79,038

Operating income	12,353	3,017	(169)	—	15,201
Other income (expense):
Interest income	57	—	—	—	57
Interest expense	(30,983)	—	—	—	(30,983)
Other	(174)	150	—	—	(24)
Gain on debt extinguishment	50,749	—	—	—	50,749
Equity in net income (loss) of subsidiaries	3,040		—	(3,040)	—

Total other expenses	22,689	150	—	(3,040)	19,799

Income (loss) before taxes	35,042	3,167	(169)	(3,040)	35,000
Income tax (expense) benefit	(33,818)	2	40	—	(33,776)

Net income (loss)	$1,224	3,169	(129)	(3,040)	$1,224

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Cash Flows for the Six Months Ended March 31, 2011

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(3,513)	$6	$26	$(3,481)

Cash flows from investing activities:
Capital expenditures	(764)	—	(9)	(773)
Proceeds from sale of assets	11	—	—	11

Net cash used in investing activities	(753)	—	(9)	(762)
Cash flows from financing activities:
Payment of debt issue costs	(710)	—	—	(710)
Repayment of secured notes	(1,510)	—	—	(1,510)
Loan to ESOP Trust	(776)	—	—	(776)
ESOP loan repayment	776	—	—	776
Redeemable common stock purchased from ESOP Trust	(3,209)	—	—	(3,209)
Redeemable common stock sold to ESOP Trust	3,624	—	—	3,624

Net cash used in financing activities	(1,805)	—	—	(1,805)
Net (decrease) increase in cash and cash equivalents	(6,071)	6	17	(6,048)
Cash and cash equivalents at beginning of period	26,771	(75)	(1)	26,695

Cash and cash equivalents at end of period	$20,700	$(69)	$16	$20,647

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Cash Flows for the Six Months Ended March 31, 2010

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(73)	$(10)	$3	$(80)

Cash flows from investing activities:
Cash paid for acquisitions-related obligations	(50)	—	—	(50)
Capital expenditures	(1,255)	(16)	—	(1,271)
Asset sale proceeds	5	—	—	5

Net cash used in investing activities	(1,300)	(16)	—	(1,316)
Cash flows from financing activities:
Sale of secured notes	281,465	—	—	281,465
Sale of common stock warrants	20,785	—	—	20,785
Payment of debt issue costs	(16,710)	—	—	(16,710)
Repayment of secured notes	(236,596)	—	—	(236,596)
Repurchase of subordinated note and related warrants	(25,000)	—	—	(25,000)
Revolver borrowings	84,200	—	—	84,200
Revolver payments	(84,200)	—	—	(84,200)
Loan to ESOP Trust	(5,323)	—	—	(5,323)
ESOP loan repayment	5,323	—	—	5,323
Redeemable common stock purchased from ESOP Trust	(7,561)	—	—	(7,561)
Redeemable common stock sold to ESOP Trust	2,128	—	—	2,128

Net cash provided by financing activities	18,511	—	—	18,511
Net increase (decrease) in cash and cash equivalents	17,138	(26)	3	17,115
Cash and cash equivalents at beginning of period	11,404	(215)	(4)	11,185

Cash and cash equivalents at end of period	$28,542	$(241)	$(1)	$28,300

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Forward Looking Statements
Information included and incorporated by reference in this Form 10-Q may contain forward-looking statements that involve risks and uncertainties. These statements relate to future plans, objectives, expectations and intentions and are for illustrative purposes only. These statements may be identified by the use of words such as “believe,” “expect,” “intend,” “plan,” “anticipate,” “likely,” “will,” “pro forma,” “forecast,” “projections,” “could,” “estimate,” “may,” “potential,” “should,” “would,” and similar expressions.
Factors that could cause actual results to differ materially from anticipated results include, but are not limited to:
•	Any future inability to maintain adequate internal control over financial reporting;
•	Limits on financial and operational flexibility given our substantial debt and debt covenants;
•	ERISA law changes related to the KSOP;
•	Tax law changes that could affect tax liabilities or Alion’s effective tax rate;
•	Changes in SEC rules, and other corporate governance requirements;
•	Failure of government customers to exercise contract options;
•	U.S. government project funding decisions;
•	U.S. government shutdowns;
•	Government contract bid protest and termination risks;
•	Competitive factors such as pricing pressures and/or competition to hire and retain employees;
•	Results of current and/or future legal proceedings and government agency proceedings which may arise from operations and attendant risks of fines, liabilities, penalties, suspension and/or debarment;
•	Undertaking acquisitions that increase costs or liabilities or are disruptive;
•	Taking on additional debt to fund acquisitions;
•	Failing to adequately integrate acquired businesses;
•	Risks from private securities litigation, regulatory proceedings or government enforcement actions relating to prior covenant compliance disclosures;
•	Material changes in laws or regulations affecting our businesses; and
•	Other risk factors discussed in Alion’s annual report on Form 10-K for the year ended September 30, 2010 filed with the SEC on December 14, 2010 and any subsequent reports.
Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s view only as of May 16, 2011. We undertake no obligation to update any of the forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise. This discussion addresses only continuing operations.
Overview
Alion provides scientific, engineering and information technology expertise to research and develop technological solutions for problems relating to national defense, homeland security and energy and environmental analysis, principally to U.S. government departments and agencies and, to a lesser extent, to commercial and international customers.

The following table summarizes revenue attributable to each contract type for the periods indicated.

	For the Six Months Ended March 31,
Revenue by Contract Type	2011		2010
	(In thousands)
Cost-reimbursement	$327,307	81.1%	$297,478	72.6%
Fixed-price	31,008	7.7%	50,565	12.4%
Time-and-material	45,004	11.2%	61,241	15.0%

Total	$403,319	100.0%	$409,284	100.0%

Management expects most of Alion’s revenue will continue to come from government contracts, primarily from contracts with the U.S. Department of Defense and other federal agencies. Management also expects Alion will continue to generate revenue from a variety of commercial, state, local and international customers.

	For the Six Months Ended March 31,
Revenue by Customer Type	2011		2010
	(In thousands)
U.S. Department of Defense	$372,032	92.2%	$376,861	92.1%
Other Federal Civilian Agencies	18,622	4.6%	21,036	5.1%
Commercial / State / Local and International	12,665	3.1%	11,387	2.8%

Total	$403,319	100.0%	$409,284	100.0%

In January 2011, Secretary of Defense Gates announced the next major steps in the Obama Administration’s reform agenda focused on eliminating unnecessary spending while protecting the U.S. military’s size and strength. Secretary Gates addressed the Department’s efforts to reduce overhead, invest in high priority programs and reduce defense budget spending growth. The proposed plan focused on steady, sustainable and predictable growth. Despite recent budgetary political turmoil, and the threat of disruptions in government funding, Congress passed and the President signed a 2011 budget that increased Defense Department spending by approximately $5 billion for the current fiscal year.
Defense Department organizational and programmatic changes are intended to eliminate redundancies and duplicative efforts and invest savings in proven programs and systems. Many program cuts affect large procurements or staffing activities in which Alion is not involved. Because we deliver highly sophisticated scientific and engineering research services, we continue to believe demand will persist for our higher end technical expertise. We do not expect other acquisition program cuts or delays to adversely affect us significantly.
Despite the changing procurement environment, our cost-reimbursable revenue is trending upward. We continue to believe budget priorities will limit in-sourcing efforts as the Administration will seek to reduce civilian and military overhead staffing. We expect Alion will benefit from a focus on extending the service life and capabilities of existing systems across all branches of the Defense Department because we provide these kinds of services. We think cost-containment will help us sell the government services and technical solutions designed to improve operating efficiency and effectiveness.

	For the Six Months Ended March 31,
Core Business Area	2011		2010
	(In thousands)

Naval Architecture and Marine Engineering	$167,936	41.7%	$178,599	43.7%

Defense Operations	98,814	24.5%	100,865	24.6%
Modeling and Simulation	78,376	19.4%	70,810	17.3%
Technology Integration	23,849	5.9%	23,622	5.8%
Energy and Environmental Sciences	17,815	4.4%	19,303	4.7%
Information Technology and Wireless Communications	16,529	4.1%	16,085	3.9%

Total	$403,319	100.0%	$409,284	100.0%

Backlog. Contract backlog represents an estimate, as of a specific date, of the future revenue Alion expects from existing contracts. At March 31, 2011, backlog on existing contracts and executed delivery orders totaled $2.3 billion, of which $338 million was funded. We estimate we have an additional $3.9 billion of unfunded contract ceiling value for an aggregate total backlog of $6.2 billion.

Results of Operations
Quarter Ended March 31, 2011 Compared to Quarter Ended March 31, 2010

	Consolidated Operations of Alion
	Quarter Ended March 31,
	2011		2010
	(Dollars in thousands)
		% of		% of
Selected Financial Information		revenue		revenue
Total contract revenue	$202,551		$203,546
Total direct contract costs	155,002	76.5%	156,049	76.7%
Direct labor costs	67,520	33.3%	68,976	33.9%
Material and subcontract costs	83,275	41.1%	82,424	40.5%
Other direct costs	4,207	2.1%	4,649	2.3%

Gross profit	47,549	23.5%	47,497	23.3%

Total operating expense	36,968	18.3%	41,267	20.3%
Major components of operating expense:
Indirect expenses and facilities costs	18,520	9.1%	18,280	9.0%
General and administrative	15,782	7.8%	18,775	9.2%
Depreciation and amortization	2,814	1.4%	4,212	2.1%

Income from operations	$10,581	5.2%	$6,230	3.1%
Revenue. Second quarter sales this year were down almost $1.0 million compared to the second quarter last year. Current quarter sales reflect the effects of last year’s sale of HFA and several ONR contracts which accounted for $4.7 million in second quarter sales last year and a $3.8 million second quarter sales reduction year over year.
Sales to U.S government customers were down $3.1 million; $1.2 million to civilian agencies and $1.9 million to Department of Defense customers. Prime contract sales were down almost $4.6 million consistent with a $14.8 million drop in tasking on ID/IQ contracts. This was partly offset by a $3.6 million increase in subcontract sales. While cost reimbursement contract revenue increased $12.9 million compared to last year’s second quarter results, declines in fixed price sales ($7.5 million) and time-and-material work ($6.4 million) drove overall sales down. Despite overall sales declines, second quarter profit margins on contract costs at target rates increased by almost $1.1 million compared to second quarter results last year.
Despite increased commercial sales, Naval Architecture and Marine Engineering sales were down $2.7 million for the quarter. Contract losses and delayed awards accounted for $3.6 million in reduced second quarter Naval Architecture and Marine Engineering sales compared to last year and were partially offset by new awards and programmatic expansions.
Modeling and Simulation revenue was up $2.1 million for the quarter. Sales from other core business areas in the aggregate were down approximately $400 thousand compared to the second quarter last year.
Direct Contract Expense and Gross Profit. Total direct contract costs declined by slightly more than $1.0 million compared to the second quarter last year. Direct labor costs were down slightly ($1.5 million) while other costs, including purchased materials and services, rose approximately $400 thousand. Fluctuations were consistent with changing revenue levels. Lower costs offset lower revenue; second quarter gross profit dollars at $47.5 million were essentially unchanged from second quarter results last year.
Operating Expenses. Second quarter operating expenses dropped $4.3 million overall compared to the same period last year. Last year, advisory services associated with several re-financing and capital structuring initiatives during the quarter accounted for increased general and administrative operating expenses. Also as expected, decreased charges for amortizing purchased contracts reduced this quarter’s operating expense compared to last year.

Income from Operations. Second quarter operating profit climbed $4.4 million to $10.6 million. This is almost 70% higher than last year’s second quarter results. Last year’s costs were elevated and operating income correspondingly depressed due to several unsuccessful capital structuring efforts prior to the Company’s successful sale of $310 million in Secured Note Units in March 2010.
Other Expense. Interest income, interest expense and other expense in the aggregate for the quarter ended March 31, 2011 changed materially compared to the second quarter of 2010 as non-cash components of interest expense fluctuated significantly. Although cash pay interest expense did not fluctuate materially year over year, this year, interest on Alion’s increased debt load offset the absence of last year’s more than $2.6 million in second quarter fees and interest expense. Last year Alion incurred additional costs as a result of difficulties in meeting some covenants in the former Term B Senior Credit Facility.
Last year, the Company recognized a $1.2 million second quarter benefit from reversing interest expense which Alion was not required to pay when it redeemed the Subordinated Note in March 2010. Paid in kind interest for the Senior Secured Notes issued last year increased this year’s second quarter interest expense by $1.4 million compared to last year. Debt issue cost amortization also increased $1.8 million compared to last year reflecting the continuing cost of last year’s capital re-structuring

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Cash Pay Interest
Revolver	$123	$94
Senior Term Loan	—	5,308
Secured Notes	7,845	775
Unsecured Notes	6,355	6,406
Subordinated Note	—	(793)
Other cash pay interest and fees	28	2,679

Sub-total cash pay interest	14,351	14,469

Deferred and Non-cash Interest
Secured Notes PIK interest	1,570	155
Debt issue costs and other non-cash items	2,497	650
Subordinated Note interest	—	(1,177)

Sub-total non-cash interest	4,067	(372)

Total interest expense	$18,418	$14,097

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
Alion paid $25 million to retire the Subordinated Note and related warrants at a steep discount to both carrying and estimated fair values. The Company recognized a $67.7 million gain on extinguishing these liabilities which was offset in part by writing off $10.2 million in unamortized debt issue and debt modification costs. Alion recognized a one-time $50.7 million net benefit from its re-financing and debt extinguishment transactions. There was no second quarter debt extinguishment activity this year.
Income Tax Expense. Alion recognized $1.7 million in second quarter income tax expense this year. This quarter the Company recognized $4.1 million in deferred tax assets offset by an increase in valuation allowances because continuing losses make it unlikely Alion will reasonably be able to realize the full value of deferred tax assets.
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

In connection with its March 2010 debt refinancing, Alion issued deep-in-the-money warrants considered to constitute a second class of stock under the IRC. This automatically terminated Alion’s S-corporation status and the Company ceased to be a pass-through entity exempt from income taxes. In the second quarter last year, Alion recognized current income tax expense for the effect of its change in reporting status.
Last year, Alion recognized approximately $35.4 million of deferred tax assets related to timing differences for expenses previously recorded that are estimated to generate deductions on future income tax returns. The Company also recognized a $33.8 million deferred tax liability related to tax-deductible goodwill arising from prior year acquisitions. Prior to establishing a valuation allowance, the Company had a $1.5 million net deferred tax asset arising from its conversion to a C-corporation. However, Alion’s history of losses made it unlikely it would be able to realize the full benefit of its deferred tax assets. The Company was required to establish a full valuation allowance for its deferred tax assets and recognize $33.8 million in deferred tax expense in the second quarter last year.
Net Income. Despite improved operating margins this quarter compared to the similar period last year, higher interest expense helped drive a $9.7 million net loss for the quarter. Last year, Alion had $9.2 million in second quarter net income because of a $50.7 million debt extinguishment gain offset by a $33.8 million income tax charge. Without last year’s gain on extinguishment, required tax provision and $2.6 million of debt covenant waiver fees, Alion would have lost $5.1 million in the second quarter.
Six Months Ended March 31, 2011 Compared to Six Months Ended March 31, 2010

	Consolidated Operations of Alion
	Six Months Ended March 31,
	2011		2010
	(Dollars in thousands)
		% of		% of
Selected Financial Information		revenue		revenue
Total contract revenue	$403,319		$409,284
Total direct contract costs	310,516	77.0%	315,045	77.0%
Direct labor costs	130,119	32.3%	136,103	33.3%
Material and subcontract costs	171,943	42.6%	170,567	41.7%
Other direct costs	8,454	2.1%	8,375	2.0%

Gross profit	92,803	23.0%	94,239	23.0%

Total operating expense	73,625	18.3%	79,038	19.3%
Major components of operating expense:
Indirect expenses including facilities costs	35,884	8.9%	35,552	8.7%
General and administrative	32,085	8.0%	35,043	8.6%
Depreciation and amortization	5,804	1.4%	8,443	2.1%

Income from operations	$19,178	4.8%	$15,201	3.7%
Revenue. At $403.3 million, Alion’s year to date second quarter revenue for 2011 was down almost $6.0 million compared to last year. Revenue was down across many of the major categories that management tracks. Much of this decline relates to last year’s ONR contract and HFA dispositions. These contracts contributed $9.3 million to last year’s top line and account for more than $7.5 million in year over year sales variance.
This year, federal government sales declined by $7.2 million; Defense Department sales were down $4.8 million; civilian agency sales were down $2.4 million; and prime contract revenue was down $8.1 million. Fixed price and time-and-material contract sales declined $19.6 million and $16.2 million, respectively. Most of those declines came from ID/IQ contracts where sales were off $34.6 million compared to last year. Revenue declined partly due to funding constraints imposed by continuing resolutions and the ongoing threat of a government shut down. Nevertheless, ID/IQ sales still remained a strong percentage of overall revenue accounting for almost 53% of total sales. Cost plus contract revenue increased $29.8 million continuing to increase as a percentage of Alion’s sales mix and mitigating some of the sales decline from higher-margin higher risk contract types.

Among the growth areas in year over year performance, Modeling and Simulation sales were up $7.6 million, as were sales to commercial and international customers ($1.3 million) and revenue from subcontracts ($2.1 million). Sales in all other core business areas were flat or declined. Naval Architecture and Marine Engineering sales were down $10.7 million and Defense Operations sales were down $2.1 million.
Direct Contract Expense and Gross Profit. Total direct contract costs and direct labor declined consistent with lower revenue levels. Direct contract costs dropped $4.5 million. A nearly $6.0 million decline in direct labor was partly offset by a modest $1.4 million increase in subcontract and material costs. Although gross profit dollars were down $1.4 million compared to last year, gross profit remained at 23% of revenue despite higher cost reimbursement revenue which generates lower margins than other kinds of contracts.
Operating Expenses. Year to date operating expenses were down $5.4 million (6.8%) through March 31, 2011 and significantly contributed to increased operating profit. Facilities and indirect expenses were flat. Depreciation and amortization were down $2.6 million as charges for amortizing acquired contracts continued their scheduled decline over time. General and administrative expenses were down $3.0 million. Last year the Company spent almost $2.6 million in its effort to re-structure and/or re-finance its former debt and invested in expanded information technology services and staffing.
Income from Operations. Operating income for the six months ended March 31, 2011 grew $4.0 million compared to last year — a 26% improvement due to lower operating expenses described above.
Other Expense. Year to date interest income, interest expense and other expense in the aggregate for the six months ended March 31, 2011 increased $6.0 million compared to last year. Higher debt load and a higher aggregate, average interest rate led to a $5.8 million increase in interest expense compared to last year. This was despite last year’s $2.6 million second quarter Term B Loan penalty and $3.9 million in Term B covenant waiver fees.

	Six Months Ended March 31,
	2011	2010
	(In thousands)
Cash Pay Interest
Revolver	$235	$98
Senior Term Loan	—	11,047
Secured Notes	15,663	775
Unsecured Notes	12,732	12,813
Other cash pay interest and fees	41	4,032

Sub-total cash pay interest	28,671	28,765

Deferred and Non-cash Interest
Secured Notes PIK interest	3,134	155
Debt issue costs and other non-cash items	5,017	2,223
Subordinated Note warrants	—	(160)

Sub-total non-cash interest	8,151	2,218

Total interest expense	$36,822	$30,983

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
This year, in November 2010, Alion recognized a $460 thousand gain from repurchasing $2.0 million of Senior Unsecured Notes at a discount in an open market transaction.

Income Tax Expense. Alion recognized $3.5 million in year to date income tax expense this year. The Company recognized an additional $10.2 million in deferred tax assets offset by a $10.2 million increase in related valuation allowances which did not affect income tax expense. Continuing losses make it unlikely Alion will reasonably be able to realize the full value of its $47.2 million in deferred tax assets.
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
In connection with its March 2010 debt refinancing, Alion issued deep-in-the-money warrants considered to constitute a second class of stock under the IRC. This automatically terminated the Company’s S-corporation status. Last year, Alion ceased to be a pass-through entity exempt from income taxes and recognized current income tax expense for the effect of its change in reporting status.
Last year, Alion recognized approximately $35.4 million of deferred tax assets related to timing differences for expenses previously recorded that are estimated to generate deductions on future income tax returns. The Company also recognized a $33.8 million deferred tax liability related to tax-deductible goodwill arising from prior year acquisitions. Prior to establishing a valuation allowance, the Company had a $1.5 million net deferred tax asset arising from its conversion to a C-corporation. However, Alion’s history of losses made it unlikely it would be able to realize the full benefit of its deferred tax assets. The Company was required to establish a full valuation allowance for its deferred tax assets and recognize $33.8 million in deferred tax expense in the second quarter last year.
Net Income. Although this year’s operating income was greater year than last year’s, materially higher interest expense from a higher total debt load led to a higher net loss this year than last year. Last year, debt extinguishment net of taxes contributed approximately $17 million to net income and year to date net income was $1.2 million. Excluding the effects of last year’s $50.7 million debt extinguishment gain, the $33.8 million required income tax charge, and $2.6 million in debt covenant waiver fees and penalties, Alion would have lost $13.0 million for the six months ended March 31, 2010 compared to this year’s $20.8 million loss for the comparable period.
Liquidity and Capital Resources
Alion requires liquidity to timely pay its vendors and debt obligations, to fund operations while awaiting payment from customers and to invest in capital projects. Accounts receivable require cash when balances increase or when customers delay contract funding actions. The Company funds its current business with cash from operating activities and cash from financing activities. Management plans to fund future operations in a similar fashion. Alion also has access to a $35 million revolving credit facility. Management does not currently estimate the Company will need to use its revolving credit facility to any significant extent, except for letters of credit. This quarter, management increased Alion’s potential liquidity by raising the existing senior credit facility commitment by $10 million to $35 million. Management was also able to increase the underlying letter of credit limit to $35 million.
Cash Flows
Alion used approximately $3.4 million to fund operations this year. Second quarter operating cash flow was $4.9 million compared to $8.3 million used in the first quarter. This year there’s a year-to-date net loss as opposed to modest net income last year. This year’s loss includes ongoing charges from last year’s restructuring. Non-cash paid-in-kind interest and debt issue cost charges were materially higher than last year. Last year’s results included significant non-cash benefits from debt extinguishment net of income taxes. While Alion continues to face ongoing non-cash income tax expense arising from its change in tax status, the Company’s most significant cash requirements this year have been to fund quarterly interest payments on its senior debt and growth in accounts receivable, particularly unbilled receivables. Political uncertainties in the budget process which led to repeated continuing resolutions and the prospect of a government shutdown adversely affected the contract funding process. Many government customers faced temporary staffing shortages and budgetary restrictions that prevented them from executing contract modifications this quarter. Management expects these logjams will clear and the contract modification process will return to a more normal activity level and allow the Company to increase billings to customers for unfunded work performed at their request.

Alion collected $201.4 million in receivables this quarter and $409.6 million through March 31, 2011, $1.7 million more than last year’s collections through March 31st, but $3.1 million less than we collected in the second quarter last year. Second quarter collections lagged revenue by $1.2 million partly due to the effects of the threatened government shutdown. This quarter’s days’ sales outstanding (DSO) increased 2.4 days to 78.8 days compared to 76.4 days last quarter. DSO is based on trailing twelve month revenue. Management expects DSO levels will improve once customers are able to catch up with delayed contract funding actions.
Although capital expenditures for the quarter and year to date are slightly lower than they were last year, management expects to increase investments in information technology and software in the second half of the year. This year certain ESOP transactions occurred on a different timeline than last year. Share repurchases ($3.2 million) were $4.2 million less than purchases through March 31 last year. Common stock sales to the ESOP Trust at $3.6 million were $1.5 million higher than sales through March 31 last year.
Last year Alion spent $16.7 million for loan modifications and debt issue costs for both former and current senior debt instruments. This year, similar costs were limited to $710 thousand incurred to increase the capacity of the revolving credit facility by $10 million. Despite previously noted contract funding challenges, Alion continued its practice (in place since the March 2010 debt re-financing) of not accessing the revolving credit facility. Last year, the Company used its revolver to a limited extent; prior to the March 2010 re-financing the maximum balance drawn was $3.5 million.
Alion has a long-term revolving credit facility through August 2014 and additional available cash from last year’s re-financing activities. Management expects that for the next several years, the Company will be able to meet existing debt covenants which will allow it to maintain access to its revolving credit facility, even though Management does not foresee needing to draw on it in any material amount or for any extended period. Management believes Alion will have sufficient cash on hand, cash flow from operations and cash available from its $35 million revolving credit facility to continue to meet obligations as they come due, notwithstanding an overall increase in interest payments associated with the Secured Notes. Alion retains the ability to restrict or defer certain types of cash payments that in the past caused the Company to fail to comply with certain prior debt covenants.
Management cannot predict with any degree of accuracy the extent to which re-purchase and diversification demands will increase in future years. As more employees meet statutory and Plan-specific age and length of service requirements, potential diversification demands are likely to increase. These demands can increase further with any increase in the price of a share of Alion common stock. While a drop in share price could reduce the value of each individual Plan participant’s beneficial interest, such a potential price decline could be offset by increased diversification demands and thus might not reduce the aggregate value of future demands on Alion’s cash. Current debt agreements limit the Company’s ability to offer discretionary diversification options to ESOP participants and this should reduce future cash flow demands. Management tries to monitor future potential impacts by relying in part on internal and external financial models that incorporate Plan census data and financial inputs intended to simulate changes in Alion’s share price.
Cash flow effects and risks associated with equity-related obligations
Changes in the price of a share of Alion common stock used to affect warrant-related interest expense. The outstanding Secured Note warrants have a one penny exercise price and are in the money. They do not have a cash liquidation option and therefore Alion will only recognize interest expense for the debt issue cost associated with the initial fair value of these warrants. Alion no longer has significant stock-based compensation liabilities as few outstanding SARs have any intrinsic value. Management is unable to forecast the share price the ESOP Trustee will determine in future valuations.
Although current financial information includes the effects of the most recent ESOP Trust transactions, future expenses for stock-based compensation are likely to differ from estimates as the price of a share of Alion common stock changes. The next regularly scheduled valuation period ends in September 2011. Interest rates, market-based factors and volatility, as well as Alion’s financial results will affect the future value of a share of common stock.
Certain stock-based compensation grantees can choose to defer their payments by having Alion deposit funds in a rabbi trust the Company owns. Any such deferrals will not materially affect planned payments or overall anticipated cash outflows.
After each semi-annual valuation period, the Plan permits former employees and beneficiaries to request distribution of their vested ESOP account balances. Consistent with the terms of the Plan and the IRC, Alion intends to pay distribution requests in five annual installments and to defer initial payments as permitted. The Plan allows Alion to defer initial installment distributions for five years for former employees who are not disabled, deceased or retired.

Discussion of Debt Structure
Alion’s current debt structure includes a $35 million revolving credit facility, $310 million in Secured Notes and $248 million of Unsecured Notes. On March 22, 2010, the Company retired its Term B Senior Credit Agreement, its Subordinated Note and Subordinated Note warrants. Alion is in compliance with each of the affirmative and negative financial and non-financial covenants in its existing debt agreements.
Credit Agreement
In March 2010, Alion entered into an agreement for a $25.0 million senior revolving credit facility that matures August 2014. In March 2011, Alion and its lenders agreed to amend the revolving credit facility agreement to increase the credit limit to $35 million. The Company can use the credit facility for working capital, permitted acquisitions and general corporate purposes, including up to $35.0 million in letters of credit and up to $5.0 million in short-term swing line loans. No balance was actually drawn as of March 31, 2011. As of March 31, 2011, the Company had $545 thousand in outstanding letters of credit.
The Credit Agreement is secured by a first priority security interest in all current and future tangible and intangible property of Alion and its guarantor subsidiaries. The Company’s subsidiaries, IPS, CATI, METI, JJMA, BMH, WCI, WCGS, MA&D and Alion Canada (US) Corporation guarantee Alion’s credit agreement obligations, the Secured Notes and the Unsecured Notes. Alion and its subsidiary guarantors executed an agreement with Wilmington Trust Company representing bondholders and Credit Suisse AG, Cayman Islands Branch representing senior credit lenders, which granted credit facility lenders a priority payment right superior to the Secured Note lenders’ rights.
Alion can choose either a floating Eurodollar interest rate or a floating alternate base rate to determine credit facility interest expense. The minimum interest rate is 8.50%. The minimum Eurodollar rate is 3.5% plus 500 basis points. The minimum alternate base rate is 4.5% plus 400 basis points.
Each quarter Alion pays a commitment fee on the prior quarter’s daily unused credit facility balance at 1.75% per year. The Company paid approximately $118 thousand and $12 thousand in commitment fees for the quarters ended March 31, 2011 and 2010. The Company paid $230 thousand and $67 thousand in commitment fees for its current and prior credit facilities for the six months ended March 31, 2011 and 2010.
Alion must pay letter-of-credit issuance and administrative fees, up to a 25 basis point fronting fee and interest in arrears each quarter on all outstanding letters of credit. The interest rate is based on the Eurodollar loan rate which was 6.0% as of March 31, 2011. Alion also pays an annual agent’s fee.
The credit agreement requires Alion to achieve minimum trailing twelve month Consolidated EBITDA levels which increase over the life of the agreement. The table below sets out the required minimum for the period indicated:

Period	Minimum Consolidated EBITDA
June 30, 2010 through March 31, 2011	$52.5 million
April 1, 2011 through September 30, 2011	$55.0 million
October 1, 2011 through September 30, 2012	$60.0 million
October 1, 2012 through September 30, 2013	$62.5 million
October 1, 2013 through August 22, 2014	$65.0 million
The agreement defines Consolidated EBITDA as net income or loss in accordance with GAAP, plus the following items, without duplication, to the extent deducted from or included in net income or loss:
•	consolidated interest expense;
•	provision for income taxes;
•	depreciation and amortization;
•	cash contributed to the ESOP in respect of Alion’s repurchase liability
•	non-cash stock-based and incentive compensation expense;
•	non-cash ESOP contributions;
•	any extraordinary losses; and
•	nonrecurring charges and adjustments included in ESOP valuation reports as prepared by an independent third party.

To the extent included in net income or loss, the following items, without duplication, are deducted in determining Consolidated EBITDA:
•	all cash payments on account of reserves, restructuring charges or other non-cash charges added to net income pursuant to the list above in a previous period;
•	any extraordinary gains; and
•	all non-cash items of income.
The Credit Agreement restricts us from doing any of the following without the prior consent of syndicate lenders that extended more than 50 percent of the aggregate amount of all Credit Agreement loans then outstanding:
•	incur additional debt other than permitted additional debt;
•	grant certain liens and security interests;
•	enter into sale and leaseback transactions;
•	make certain loans and investments including acquisitions of businesses, other than permitted acquisitions;
•	consolidate, merge or sell all or substantially all our assets;
•	pay dividends or distributions other than distributions required by the ESOP Plan or by certain legal requirements;
•	enter into certain transactions with our shareholders and affiliates;
•	change lines of business;
•	repay subordinated debt before it is due and redeem or repurchase certain equity;
•	enter into certain transactions not permitted under ERISA;
•	make more than $8 million in capital expenditures in any fiscal year;
•	pay certain earn-outs in connection with permitted acquisitions; or
•	change our fiscal year.
The Credit Agreement contains customary events of default including, without limitation:
•	breach of representations and warranties;
•	payment default;
•	uncured covenant breaches;
•	default under certain other debt exceeding an agreed amount;
•	bankruptcy and insolvency events;
•	incurrence of a civil or criminal liability in excess of $5 million of Alion or any subsidiary arising from a government investigation;
•	unstayed judgments in excess of an agreed amount;
•	failure of any Credit Agreement guarantee to be in effect;
•	failure of the security interests to be valid, perfected first priority security interests in the collateral;
•	notice of debarment, suspension or termination under a material government contract;
•	actual termination of a material contract due to alleged fraud, willful misconduct, negligence, default or any other wrongdoing;
•	certain ERISA violations;
•	imposition on the ESOP Trust of certain taxes in excess of an agreed amount;
•	final determination the ESOP is not a qualified plan;
•	so long as any Secured Notes remain outstanding, the Intercreditor Agreement shall fail to be effective;
•	a borrowing which would cause us to exceed a certain cash balance limit, or
•	change of control (as defined below).
Under the Credit Agreement a change of control generally occurs when, before Alion lists its common stock to trade on a national securities exchange and obtains at least $35 million in net proceeds from an underwritten public offering, the ESOP Trust fails to own at least 51 percent of Alion’s outstanding equity interests, or, after such a qualified public offering, any person or group other than the ESOP Trust owns more than 37.5 percent of Alion’s outstanding equity interests. A change of control may also occur if a majority of the seats (other than vacant seats) on Alion’s Board of Directors shall at any time be occupied by persons who were neither nominated by the board nor were appointed by directors so nominated. A change of control may also occur if a change of control occurs under any of Alion’s material debt including the Secured and Unsecured Note Indentures.

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
The Secured Notes are secured by a first priority security interest in all current and future tangible and intangible property of Alion and its guarantor subsidiaries. The Secured Notes are senior obligations of Alion and rank pari passu in right of payment with existing and future senior debt, except to the extent Credit Agreement lenders have a super priority right of payment with respect to the underlying collateral.
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
There are no financial covenants in the Secured Note Indenture. As of March 31, 2011, we were in compliance with Secured Note Indenture non-financial covenants.
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
Unsecured Notes
On February 8, 2007, Alion issued and sold $250.0 million of private 10.25% unsecured notes due February 1, 2015 (Unsecured Notes) to Credit Suisse, which informed the Company it had resold most of the notes to qualified institutional buyers. On June 20, 2007, Alion exchanged the private Unsecured Notes for publicly tradable Unsecured Notes with the same terms. IPS, CATI, METI, JJMA, BMH, WCI, WCGS, MA&D and Alion Canada (US) Corporation guarantee the Unsecured Notes.
The Unsecured Notes bear interest at 10.25% per year, payable semi-annually in arrears on February 1 and August 1. Alion pays interest to holders of record as of the immediately preceding January 15 and July 15. The Company must pay interest on overdue principal or interest at 11.25% per annum to the extent lawful.
There are no financial covenants in the Unsecured Note Indenture. As of March 31, 2011, we were in compliance with Unsecured Note Indenture non-financial covenants.
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
Revolving Credit Agreement — Covenant Compliance
Alion’s revolving credit agreement defines Consolidated EBITDA and requires the Company to achieve certain levels in order to maintain access to its credit facility and avoid cross default on the Senior Secured and Unsecured Notes. Neither EBITDA nor Consolidated EBITDA is a measure of financial performance in accordance with generally accepted accounting principles.
The revolving credit agreement permits Alion to exclude certain expenses and requires the Company to exclude certain one-time gains from Consolidated EBITDA. The revolving credit agreement requires Alion to have a minimum $52.5 million in Consolidated EBITDA for the twelve months ended March 31, 2011. The Company had $65.1 million in Consolidated EBITDA for the twelve months ended March 31, 2011 and exceeded the requirement by $12.6 million.

During the rest of this year and the next five fiscal years the Company expects that at a minimum, it will have to make the estimated interest and principal payments set forth below.

	(In thousands)
Fiscal Year:	2011	2012	2013	2014	2015
Bank revolving credit facility(1)
- Interest	$222	$445	$444	$396	$—
Secured Notes(2)
- Interest	15,689	31,851	32,491	33,144	16,821

- Principal and PIK Interest	—	—	—	—	339,788
Unsecured Notes(3)
- Interest	12,710	25,420	25,420	25,420	12,710

- Principal	—	—	—	—	248,000

Total cash — pay interest	28,621	57,716	58,355	58,960	29,531

Total cash — pay principal and PIK Interest	—	—	—	—	587,788

Total	$28,621	$57,716	$58,355	$58,960	$617,319

(1)	We expect we will occasionally use our $35.0 million revolving credit facility to meet working capital needs through 2014. Management expects the average utilized revolver balance will be immaterial and that interest expense will consist of commitment fees for unused balances. The current facility expires August 22, 2014.

(2)	The Secured Notes bear interest at 10% in cash and 2% in PIK. Outstanding principal will increase over time for the 2% compounding PIK interest added to the initial $310 million in principal. The Secured Notes, including $29.8 million in PIK interest, mature November 1, 2014.

(3)	The Senior Unsecured Notes bear interest at 10.25% and mature February 1, 2015.
Contingent Obligations
Earn-outs
Alion has a $100 thousand maximum remaining earn-out commitment arising from the July 2007 LogCon Group acquisition which will not materially affect cash flows, financial position or operating results.
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
As of March 31, 2011, Alion had spent a cumulative total of $84.1 million to repurchase shares of its common stock to satisfy ESOP distribution and diversification requests from former employees and Plan beneficiaries. In 2008, we changed our prior practice of immediately paying out all distribution requests in full. In March 2008, we began paying ESOP beneficiaries over the five-year distribution period permitted by ERISA and the terms of the Plan. Alion intends to continue this practice for the foreseeable future in part to offset the cash flow effects of annual employee diversification requests that began in fiscal 2008 and which are expected to continue for the foreseeable future. Our debt agreements limit our ability to fund certain discretionary ESOP diversification demands on our cash flow. The table below lists current and prior year share re-purchases.

	Number of
	Shares		Total Value
Date	Repurchased	Share Price	Purchased
			(In thousands)
December 2009	745	$34.50	$26
March 2010	218,408	$34.50	7,535
April 2010	52	$28.00	1
May 2010	108	$28.00	3
June 2010	62,875	$28.00	1,760
July 2010	145	$28.00	4
August 2010	89	$28.00	2
September 2010	209	$28.00	6
December 2010	119,945	$26.65	3,196
February 2011	322	$26.65	9
March 2011	136	$26.65	4

Total	403,034		$12,545

Management believes cash on hand, cash flow from operations and cash available under the current revolving credit facility will provide sufficient capital to fulfill current business plans and working capital needs for the next two to three years. Alion intends to focus on trying to achieve organic growth and improve profit margins.
Although it expects to have positive annual operating cash flow eventually, Alion will need to generate significant additional revenue beyond current levels and earn net income in order to pay interest on the Secured Notes and Unsecured Notes and satisfy ESOP repurchase and diversification obligations.
The Secured Indenture, Unsecured Indenture and the revolving credit facility allow Alion to make certain permitted acquisitions; Management intends to use available financing to do so. Alion will ultimately have to refinance the Secured Notes and Unsecured Notes which mature in November 2014 and February 2015 and will require the Company to pay out more than $600 million over a three-month period. Management is uncertain whether, when and under what terms Alion can refinance these obligations. If Alion cannot refinance these obligations, it will not have sufficient cash from operations to meet all its obligations.
If plans or assumptions change, if assumptions prove inaccurate, if Alion consummates additional or larger investments in or acquisitions of other companies than currently planned, if the Company experiences unexpected costs or competitive pressures, or if existing cash and projected cash operating flows prove insufficient, we may need to obtain additional financing and sooner than expected. Management intends to only enter into new financing or refinancing it considers advantageous. However, even with improving conditions in the high-yield credit market, it is uncertain financing sources will be available in the future, or, if available, that financing terms would be favorable.
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
Interest rate risk
We face interest rate risk for periodic borrowings on our $35.0 million senior revolving credit facility. Outstanding balances, if any, bear interest at a variable rate based on Credit Suisse’s prime rate plus a maximum spread of 500 basis points. Variable rates increase the risk that interest charges could increase materially if both market interest rates and outstanding balances were to increase.
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
Risk associated with value of Alion common stock
Changes in the fair market value of Alion’s stock affect our estimated KSOP share repurchase and stock-based compensation obligations. Several factors affect the timing and amount of these obligations, including: the number of employees who seek to redeem shares of Alion stock following termination of employment. Based on our current $27.15 share price, few outstanding stock appreciation rights have any intrinsic value.

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
Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 15d — 15(f) under the Exchange Act) during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
See Note 19 to the Condensed Consolidated Financial Statements. Other than the actions discussed in the Company’s most recent Annual Report on Form 10-K and Note 19, the Company is not involved in any legal proceeding other than routine legal proceedings occurring in the ordinary course of business. Alion believes that these routine legal proceedings, in the aggregate, are not material to its financial condition or operating results.
As a government contractor, Alion may be subject from time to time to federal government inquiries relating to its operations and to DCAA audits. The federal government can suspend or debar, for a period of time, a contractor that is indicted or found to have violated the False Claims Act or other federal laws. Such an event could also result in fines or penalties.

Item 1A.	Risk Factors
As of March 31, 2011, although the risk factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010, have not materially changed, other risks, formerly considered to be remotely possible, have materialized. Such other risks include, but are not limited to, the following.
Alion depends heavily on federal government contracts and a delay in the federal budget process or a federal government shutdown may delay procurement of the products, services and solutions the Company provides and adversely affect the Company’s sales and gross margins, operating results and cash flows.
Alion derives a significant portion of its revenue from the federal government and from prime contractors to the federal government. The Company expects to continue to derive significant sales from federal government contracts. Those contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds on a fiscal year basis even though contract performance may extend over many years. The programs in which Alion participates must compete with other federal government programs and policies for consideration during the budget and appropriation process. Concerns about increased deficit spending, along with continued economic challenges, continue to place pressure on federal customer budgets. While the Company believes that its programs are well aligned with national defense and other priorities, shifts in domestic spending and tax policy, changes in security, defense, and intelligence priorities, the affordability of the Company’s products and services, general economic conditions and developments, and other factors may affect a decision to fund or the level of funding for existing or proposed programs.
When the federal government does not complete its budget process before its September 30 fiscal year end, it typically funds operations through a continuing resolution that authorizes federal government agencies to continue operating, but does not authorize new spending initiatives. When the federal government operates under a continuing resolution, product and service procurement delays can occur.
The federal government’s continuing operations could also be jeopardized if the federal debt ceiling were to be eclipsed. Administration officials have commented that this could occur some time during Alion’s fourth quarter. While the federal debt ceiling historically has not materially affected the Company’s business, if the federal budget process were to result in a prolonged federal government shutdown, it could result in Alion incurring substantial unreimbursed labor or other costs, or delay or cancel key programs, which could materially adversely affect the Company’s cash flows and operating results.
In addition, when the U.S. Government requires supplemental appropriations to operate or fund specific programs, and legislation to approve any supplemental appropriation bill is delayed, credit markets may react adversely to the uncertainty. This in turn, could materially adversely affect Alion’s access to credit and the Company’s liquidity overall.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Alion employees directed approximately $1.7 million in salary deferrals and rollovers to the ESOP Trust to purchase beneficial interests in Alion common stock at $26.65 per share. The Company did not use an underwriter and did not pay underwriter discounts or commissions. Alion offered and sold beneficial interests in the KSOP to eligible employees pursuant to Rule 701 under the Securities Act of 1933, as amended.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Removed and Reserved

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit
No.	Description
10.33
Incremental Assumption Agreement and Amendment No. 2 dated as of March 11, 2011, by and among the Company, the lenders party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent, Alion — CATI Corporation, Alion — METI Corporation, Alion — JJMA Corporation, Alion — BMH Corporation, Washington Consulting, Inc., Alion — MA&D Corporation, Alion — IPS Corporation, Alion Canada (US) Corporation, and Washington Consulting Government Services, Inc., related to the Credit Agreement and incorporating by reference therein the Amended and Restated Credit Agreement. (1)

10.34	Amended and Restated Credit Agreement dated as of March 11, 2011 by and among the Company, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent. (1)
31.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation pursuant to 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on March 16, 2011.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALION SCIENCE AND TECHNOLOGY CORPORATION

By:	/s/ Michael J. Alber

	Name:	Michael J. Alber
	Title:	Principal Financial Officer and Duly Authorized Officer
Date: May 16, 2011