Form 10-Q
period 2011-06-30
ALION SCIENCE & TECHNOLOGY CORP
filed 2011-08-15
CIK 1166568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of Alion Science and Technology Corporation Common Stock as of Aug 15, 2011 was: 5,698,681

ALION SCIENCE AND TECHNOLOGY CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2011

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
ALION SCIENCE AND TECHNOLOGY CORPORATION
Condensed Consolidated Balance Sheets (unaudited)
As of June 30, 2011 and September 30, 2010

	June 30,	September 30,
	2011	2010
	(In thousands, except share and
	per share information)
Current assets:
Cash and cash equivalents	$1,529	$26,695
Accounts receivable, net	173,942	174,032
Receivable due from ESOP Trust	—	1,896
Prepaid expenses and other current assets	7,035	5,159

Total current assets	182,506	207,782
Property, plant and equipment, net	9,091	10,798
Intangible assets, net	13,408	17,694
Goodwill	398,921	398,921
Other assets	12,515	11,107

Total assets	$616,441	$646,302

Current liabilities:
Interest payable	$15,747	$17,217
Trade accounts payable	33,706	44,486
Accrued liabilities	45,305	43,145
Accrued payroll and related liabilities	37,511	40,221
Billings in excess of revenue earned	2,568	2,917

Total current liabilities	134,837	147,986
Senior secured notes	287,186	275,831
Senior unsecured notes	241,849	246,126
Accrued compensation and benefits, excluding current portion	6,742	6,174
Non-current portion of lease obligations	8,359	7,848
Deferred income taxes	42,438	37,207
Other liabilities	980	—
Redeemable common stock, $0.01 par value, 8,000,000 shares authorized, 5,701,198 and 5,658,234 shares issued and outstanding at June 30, 2011 and September 30, 2010	154,788	150,792
Common stock warrants	20,785	20,785
Accumulated other comprehensive loss	(177)	(177)
Accumulated deficit	(281,346)	(246,270)

Total liabilities, redeemable common stock and accumulated deficit	$616,441	$646,302

See accompanying notes to condensed consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION
Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands, except share and per share information)
Contract revenue	$192,797	$213,309	$596,116	$622,593
Direct contract expense	145,744	164,853	456,260	479,898

Gross profit	47,053	48,456	139,856	142,695

Operating expenses:
Indirect contract expense	10,166	10,167	30,521	29,435
General and administrative	17,798	19,585	49,883	54,628
Rental and occupancy expense	7,899	7,499	23,428	23,783
Depreciation and amortization	2,756	4,064	8,560	12,507
Loss on sale of subsidiary	—	—	(148)	—

Total operating expenses	38,619	41,315	112,244	120,353

Operating income	8,434	7,141	27,612	22,342
Other income (expense):
Interest income	9	16	39	73
Interest expense	(18,557)	(18,292)	(55,379)	(49,275)
Other	(97)	(183)	(255)	(207)
Gain on debt extinguishment	479	—	939	50,749

Total other income (expense)	(18,166)	(18,459)	(54,656)	1,340
(Loss) income before taxes	(9,732)	(11,318)	(27,044)	23,682
Income tax expense	(1,744)	(1,798)	(5,231)	(35,573)

Net loss	$(11,476)	$(13,116)	$(32,275)	$(11,891)

Basic and diluted earnings (loss) per share	(1.98)	(2.40)	(5.70)	(2.19)

Basic and weighted average common shares outstanding	5,787,153	5,467,797	5,661,562	5,434,436

See accompanying notes to condensed consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
	June 30,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net loss	$(32,275)	$(11,891)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,611	12,507
Paid in kind interest	4,714	—
Amortization of debt issuance costs	7,575	6,421
Change in fair value of redeemable common stock warrants	—	(160)
Incentive and stock-based compensation	2,220	2,645
Gain on debt extinguishment	(939)	(50,749)
Deferred income taxes	5,231	35,615
Other gains and losses	24	12
Changes in assets and liabilities:
Accounts receivable	90	8,829
Other assets	(3,824)	(1,463)
Trade accounts payable	(10,779)	(14,002)
Accrued liabilities	2,907	3,266
Interest payable	(1,469)	6,821
Other liabilities	1,136	1,650

Net cash used in operating activities	(16,778)	(499)

Cash flows from investing activities:
Cash paid for acquisition-related obligations	—	(50)
Capital expenditures	(1,636)	(1,639)
Asset sale proceeds	11	5

Net cash used in investing activities	(1,625)	(1,684)
Cash flows from financing activities:
Sale of secured notes	—	281,465
Sale of common stock warrants	—	20,785
Payment of debt issue costs	(710)	(18,177)
Repayment of unsecured notes	(3,993)	—
Payment of Term B Loan	—	(236,596)
Repurchase of Subordinated Note and related warrants	—	(25,000)
Revolver borrowings	7,000	84,200
Revolver repayments	(7,000)	(84,200)
Loan to ESOP Trust	(776)	(5,323)
ESOP loan repayment	776	5,323
Redeemable common stock purchased from ESOP Trust	(5,684)	(9,326)
Redeemable common stock sold to ESOP Trust	3,624	2,128

Net cash (used in) provided by financing activities	(6,763)	15,279

Net (decrease) increase in cash and cash equivalents	(25,166)	13,096
Cash and cash equivalents at beginning of period	26,695	11,185

Cash and cash equivalents at end of period	$1,529	$24,281

Supplemental disclosure of cash flow information:
Cash paid for interest	$44,573	$36,230
Cash paid for taxes	—	34
Non-cash financing activities:
Common stock issued to ESOP Trust in satisfaction of employer contribution liability	$5,150	$5,268
See accompanying notes to condensed consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Description and Formation of the Business
Alion Science and Technology Corporation (a Delaware corporation) and its subsidiaries (collectively, the Company or Alion) provide scientific, engineering and information technology expertise to research and develop technological solutions for problems relating to national defense, homeland security, and energy and environmental analysis. Alion provides services to federal government departments and agencies and, to a lesser extent, to commercial and international customers.
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
(2) Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of Alion Science and Technology Corporation and its wholly-owned subsidiaries and have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with generally accepted accounting principles, have been omitted pursuant to those rules and regulations. The Company believes its disclosures are adequate to make the information presented not misleading. Alion prepares its statements on the accrual basis of accounting and includes the accounts of Alion and its wholly-owned subsidiaries from their date of acquisition or formation. All inter-company accounts have been eliminated in consolidation. There were no changes to Alion’s subsidiaries in the current fiscal year.
In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments and reclassifications that are necessary for fair presentation of the periods presented. The results for the nine months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K for the year ended September 30, 2010.
Fiscal, Quarter and Interim Periods
Alion’s fiscal year ends on September 30. The Company operates based on a three-month quarter, four-quarter fiscal year with quarters ending December 31, March 31, June 30, and September 30.
Use of Estimates
Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported for assets and liabilities, disclosures of contingent assets and liabilities as of financial statement dates and amounts reported for operating results for each period presented. Actual results are likely to differ from those estimates, but management does not believe such differences will materially affect Alion’s financial position, operating results, or cash flows.
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
The Company accounts for goodwill and other intangible assets in accordance with the provisions of ASC 350 — Intangibles — Goodwill and Other. Alion is required to review goodwill at least annually for impairment or, more frequently if events or circumstances indicate goodwill might be impaired. The Company performs its annual review at the end of each fiscal year. Alion is required to recognize an impairment loss to the extent that its goodwill carrying amount exceeds fair value. Evaluating any impairment to goodwill involves significant management estimates. To date, these annual reviews have resulted in no adjustments.
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
Alion completed its most recent goodwill impairment analysis in the fourth quarter of fiscal year 2010 and concluded no goodwill impairment existed as of September 30, 2010. The estimated fair value of each reporting unit substantially exceeded its September 2010 carrying value. A hypothetical 10% decrease in fair value would not have resulted in impairment to goodwill for any reporting unit or triggered the need to perform additional step two analyses for any reporting unit. There were no changes to goodwill in the quarter ended June 30, 2011 nor were there any significant events in the quarter that indicated impairment to goodwill as of June 30, 2011.
Intangible Assets
Alion amortizes intangible assets as it consumes economic benefits over estimated useful lives. As of June 30, 2011, the Company had approximately $13.4 million in net intangible assets, primarily contracts purchased through the JJMA and Anteon contract acquisitions. Alion’s intangible assets have the following estimated useful lives:

Purchased contracts	1 – 13 years
Internal use software and engineering designs	2 – 3 years
Non-compete agreements	3 – 6 years

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Redeemable Common Stock
There is no public market for Alion’s redeemable common stock and therefore no observable price for its equity, individually or in the aggregate. The ESOP Trust holds all the Company’s outstanding common stock. Under certain circumstances, ESOP beneficiaries can require the ESOP Trust to distribute the value of their beneficial interests. The Internal Revenue Code (IRC) and the Employee Retirement Income Security Act (ERISA) require the Company to offer a liquidity put right to ESOP participants who receive Alion common stock. The put right requires the Company to purchase distributed shares at any time during two put option periods at the then current fair market value. Common stock distributed by the ESOP Trust is subject to a right of first refusal. Prior to any subsequent transfer, the shares must first be offered to the Company and then to the ESOP Trust. Eventual redemption of shares of Alion common stock as a result of distributions is outside the Company’s control; therefore, Alion classifies its outstanding shares of redeemable common stock as a liability.
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
Alion records changes in the reported value of its outstanding common stock through an offsetting charge or credit to accumulated deficit. The Company recognized a $2.8 million increase in the fair value of its redeemable common stock this year. The accumulated deficit at June 30, 2011 included $51.9 million for cumulative changes in the Company’s share redemption liability. Outstanding redeemable common stock had an aggregate fair value of approximately $154.8 million as of June 30, 2011.
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
Recently Issued Accounting Pronouncements
In December 2010, FASB issued Accounting Standards Update 2010-28 (ASU 2010-28) Goodwill and Other Intangibles — When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. ASU 2010-28 updates ASC 350 — Intangibles — Goodwill and Other (ASC 350). ASU 2010-28 modifies goodwill impairment testing for reporting units with zero or negative carrying amounts.

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
In May 2011, the FASB issued Accounting Standards Update 2011-04 (ASU 2011-04) Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 provides guidance on how to measure fair value; expands fair value disclosure requirements; and offers guidance on what disclosures to make about fair value measurements. Alion already provides the expanded fair value disclosures that ASU 2011-04 will require for all public companies effective for interim and annual periods beginning after December 15, 2011. The Company does not believe adopting ASU 2011-04 will affect Alion’s consolidated financial position or operating results.
In June 2011, the FASB issued Accounting Standards Update 2011-05 (ASU 2011-05) Comprehensive Income (Topic 220) — Presentation of Comprehensive Income. ASU 2011-05 requires entities to present all non-owner changes in stockholder’s equity either in a continuous, single statement of comprehensive income or in two separate, but consecutive, statements. An entity that presents two statements must present total net income and its components in the first statement followed by a second statement that presents total other comprehensive income and its components, along with total comprehensive income.
ASU 2011-05 does not change how an entity calculates earnings per share; the items to be reported in other comprehensive income; or when items must be reclassified to net income. An entity is still permitted to present components of other comprehensive income net of tax effects or before tax effects with tax effects for all items of other comprehensive income presented in the aggregate. An entity must disclose the tax effects of each item of other comprehensive income in the notes to its financial statements.
ASU 2011-05 is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2011. ASU 2011-05 is to be applied retrospectively; early adoption is permitted. The Company does not believe adopting ASU 2011-05 will affect Alion’s consolidated financial position or operating results.
(3) Employee Stock Ownership Plan (ESOP) and ESOP Trust
In December 2001, the Company adopted the Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan (the Plan) and the ESOP Trust. The Plan, a tax qualified retirement plan, includes an ESOP and a 401(k) component. In April 2010, the Internal Revenue Service (IRS) issued a determination letter that the ESOP Trust and the Plan, as amended and restated as of October 1, 2006, including Plan amendments executed in June 2009 and May 2010; qualify under Sections 401(a) and 501(a) of the IRC.
In August 2008, Alion amended the Trust Agreement between the Company and the ESOP Trust. In June 2011, the Company amended the Plan to eliminate the one year service requirement for employer 401(k) matching contributions; to automatically enroll new hires in the Plan’s 401(k) component; and to designate all future profit sharing contributions solely in Alion common stock. Alion believes that the Plan and the ESOP Trust have been designed and are being operated in compliance with applicable IRC requirements.
Alion makes 401(k) matching contributions in shares of its common stock. The Company matches the first 3% and one-half of the next 2% of eligible employee salary deferrals by contributing shares of Alion common stock to the ESOP Trust on March 31 and September 30 each year. The Company also makes profit sharing contributions of Alion common stock to the ESOP Trust on the same dates. Up through June 2011, Alion contributed 1% of eligible employee compensation in common stock to the ESOP Trust and 1.5% of eligible employee compensation in cash to the 401(k) component. Beginning July 2011, profit sharing contributions of 2.5% of eligible employee compensation will be entirely in shares of Alion common stock.
Alion recognized $3.1 million and $3.3 million in expense for the Plan for the quarters ended June 30, 2011 and 2010 and $9.8 million and $10.4 million in expense for nine months ended June 30, 2011 and 2010.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(4) Earnings (Loss) Per Share
Basic and diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding excluding the impact of warrants. Even after including required adjustments to the earnings per share numerator, the warrants are anti-dilutive for all periods presented. The Company’s 1,630,437 Subordinated Note warrants were outstanding through March 22, 2010 when they were extinguished. Also on March 22, 2010, Alion issued 310,000 Units that include the Secured Notes and warrants to purchase 602,614 shares of Alion common stock The Secured Note warrants have a penny per share exercise price, are currently exercisable and expire March 15, 2017. The Secured Note warrants are not redeemable and do not have price protection; they are classified as permanent equity.
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
The Audit and Finance Committee of Alion’s Board of Directors reviews the reasonableness of the liability for outstanding redeemable common stock that Alion management has determined is appropriate for the Company to recognize in its financial statements. The Audit and Finance Committee considers various factors in its review, including in part, the valuation report and the share price selected by the ESOP Trustee. Management considers the share price selected by the ESOP Trustee along with other factors, in estimating Alion’s aggregate liability for outstanding redeemable common stock owned by the ESOP Trust. A limited number of participants who beneficially acquired shares of Alion common stock on December 20, 2002, can sell such shares distributed from their accounts at the greater of $10.00 or the current estimated fair value share price.
Although the Company and the ESOP retain the right to delay distributions consistent with the terms of the Plan, and to control the circumstances of future distributions, eventual redemption of shares of Alion common stock is deemed to be outside the Company’s control.
(6) Accounts Receivable
Accounts receivable at June 30, 2011 and September 30, 2010 consisted of the following:

	June 30,	September 30,
	2011	2010
	(In thousands)
Billed receivables	$81,420	$94,662
Unbilled receivables:
Amounts currently billable	33,607	36,021
Revenues recorded in excess of milestone billings on fixed price contracts	2,568	2,917
Revenues recorded in excess of estimated contract value or funding	35,807	24,952
Retainages and other amounts billable upon contract completion	24,068	19,278
Allowance for doubtful accounts	(3,528)	(3,798)

Total Accounts Receivable	$173,942	$174,032

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Revenue recorded in excess of milestone billings on fixed price contracts is not yet contractually billable. Amounts currently billable consist principally of amounts to be billed within the next year. Any remaining unbilled balance including retainage is billable upon contract completion or completion of Defense Contract Audit Agency (DCAA) audits. Revenue recorded in excess of contract value or funding is billable upon receipt of contractual amendments or other modifications. Contract revenue recognized in excess of billings totaled approximately $96.1 million as of June 30, 2011 and included approximately $35.8 million for customer-requested work for which the Company had not received contracts or contract modifications. In keeping with industry practice, Alion classifies all contract-related accounts receivable as current assets based on contractual operating cycles which frequently exceed one year. Unbilled receivables are expected to be billed and collected within one year except for $24.1 million at June 30, 2011.
(7) Property, Plant and Equipment

	June 30,	September 30,
	2011	2010
	(In thousands)
Leasehold improvements	$10,888	$10,862
Equipment and software	35,088	33,693

Total cost	45,976	44,555
Less: accumulated depreciation and amortization	(36,885)	(33,757)

Net Property, Plant and Equipment	$9,091	$10,798

Depreciation and leasehold amortization expense for fixed assets was approximately $1.0 million and $1.3 million for the three months ended June 30, 2011 and 2010 and $3.3 million and $4.1 million for the nine months ended June 30, 2011 and 2010.
(8) Goodwill and Intangible Assets
As of June 30, 2011, Alion had approximately $399 million in goodwill. There were no changes in the goodwill carrying amount during the current quarter.
Intangible assets consist primarily of contracts acquired through the Anteon and JJMA transactions. The table below shows intangible assets as of June 30, 2011 and September 30, 2010.

	June 30, 2011			September 30, 2010
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
	(In thousands)
Purchased contracts	$111,635	$(99,328)	$12,307	$111,635	$(94,228)	$17,407
Internal use software and engineering designs	3,182	(2,081)	1,101	2,155	(1,868)	287

Total	$114,817	$(101,409)	$13,408	$113,790	$(96,096)	$17,694

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The weighted-average remaining amortization period of intangible assets was approximately 3.0 years at June 30, 2011 and 4.0 years at September 30, 2010. Amortization expense was approximately $1.8 million and $2.8 million for the quarters ended June 30, 2011 and 2010 and $5.3 million and $8.4 million for the nine months ended June 30, 2011 and 2010. Estimated aggregate amortization expense for the next five years and thereafter is as follows.

(In thousands)

2011 (for the remainder of fiscal year)	$1,672
2012	6,108
2013	3,588
2014	1,079
2015	737
2016	141
Thereafter	83

$13,408

(9) Long-Term Debt
Alion’s current debt structure includes a $35 million revolving credit facility, $310 million in Secured Notes and $245 million of Unsecured Notes. On March 22, 2010, the Company retired its Term B Senior Credit Agreement, its Subordinated Note and Subordinated Note Warrants. Alion is in compliance with each of the affirmative and negative financial and non-financial covenants in its existing debt agreements.
Credit Agreement
In March 2010, Alion entered into an agreement for a $25.0 million senior revolving credit facility that matures August 2014. In March 2011, Alion and its lenders amended the credit facility agreement to increase the credit limit to $35.0 million. On August 2, 2011, Alion and its lenders agreed to amend the revolving credit facility agreement to make changes to the definition of Consolidated EBITDA and the Minimum Consolidated EBITDA Covenant. The Company can use the credit facility for working capital, permitted acquisitions and general corporate purposes, including up to $35.0 million in letters of credit and up to $5.0 million in short-term swing line loans. As of June 30, 2011, the Company had $587 thousand in outstanding letters of credit.
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
Each quarter Alion pays a commitment fee on the prior quarter’s daily unused credit facility balance at 1.75% per year. The Company paid $151 thousand and $112 thousand in commitment fees for the quarters ended June 30, 2011 and 2010. The Company paid $380 thousand and $210 thousand in commitment fees for its current and prior credit facilities for the nine months ended June 30, 2011 and 2010.
Alion must pay letter-of-credit issuance and administrative fees, up to a 25 basis point fronting fee and interest in arrears each quarter on all outstanding letters of credit. The interest rate is based on the Eurodollar loan rate which was 6.0% as of June 30, 2011. Alion also pays an annual agent’s fee.
The credit agreement requires Alion to achieve minimum trailing twelve month Consolidated EBITDA levels which increase over the life of the agreement. The table below sets out the required minimum for the period indicated:

Period	Minimum Consolidated EBITDA
June 30, 2010 through March 31, 2011	$52.5 million
April 1, 2011 through June 30, 2011	$55.0 million
July 1, 2011 through September 30, 2011	$55.5 million
October 1, 2011 through September 30, 2012	$60.5 million
October 1, 2012 through September 30, 2013	$63.0 million
October 1, 2013 through August 22, 2014	$65.5 million

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The agreement defines Consolidated EBITDA as net income or loss in accordance with GAAP, plus the following items, without duplication, to the extent deducted from or included in net income or loss:
•	consolidated interest expense;
•	provision for income taxes;
•	depreciation and amortization;
•	cash contributed to the ESOP in respect of Alion’s repurchase liability;
•	non-cash stock-based and incentive compensation expense;
•	non-cash ESOP contributions;
•	employee salary expense payments invested in Alion common stock;
•	any extraordinary losses; and
•	nonrecurring charges and adjustments included in ESOP valuation reports as prepared by an independent third party.
To the extent included in net income or loss, the following items, without duplication, are deducted in determining Consolidated EBITDA:
•	all cash payments on account of reserves, restructuring charges or other cash or non-cash charges added to net income pursuant to the list above in a previous period;
•	any extraordinary gains; and
•	all non-cash items of income.
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
Interest Payable
Interest Payable consisted of the following balances:

	June 30,	September 30,
	2011	2010
	(In thousands)
Unsecured Notes	$10,465	$4,271
Secured Notes	5,282	12,946

Total	$15,747	$17,217

As of June 30, 2011, Alion must make the following principal repayments (at face amount before debt discount) for its outstanding debt.

Fiscal Year:	2011	2012	2013	2014	2015	Total

Secured Notes and PIK Interest(1)	$—	$—	$—	$—	$339,788	$339,788
Unsecured Notes(2)	—	—	—	—	245,000	245,000

Total Principal Payments	$—	$—	$—	$—	$584,788	$584,788

1.	The Secured Notes due in 2015 include $310 million of debt issued in March 2010 and an estimated $29.8 million in PIK interest added to principal over the life of the notes. As of June 30, 2011, the $287.2 million carrying value on the face of the balance sheet included $310 million in principal, $8.0 million in accrued PIK interest and is net of $30.8 million in aggregate unamortized debt issue costs. Initial debt issue costs consist of $7.7 million in original issue discount, $13.5 million in third-party costs and $20.8 million for the initial fair value of the new Secured Note warrants.

2.	The Unsecured Notes on the face of the balance sheet include $245 million in principal and $3.2 million in unamortized debt issue costs as of June 30, 2011 (initially $7.1 million).

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(10) Fair Value Measurement
The Company adopted ASC 820 — Fair Value Measurements and Disclosures in fiscal year 2010 for all nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Adopting ASC 820 for items such as goodwill and long lived assets measured at fair value if impaired, did not materially affect the Company’s consolidated financial position or operating results. As of June 30, 2011, the Company has no assets or liabilities it is required to measure at fair value on a recurring basis.
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

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The Secured Note warrants had an initial fair value of approximately $20.8 million based on Alion’s former share price of $34.50. Alion recognized the value of the warrants as part of the debt issue costs for the Secured Notes and recorded a corresponding credit to equity. The Company accounts for the Secured Note warrants as equity and reassesses this classification each reporting period. The Company identified no required changes in accounting treatment as of June 30, 2011.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(13) Leases
Future minimum lease payments under non-cancelable operating leases for buildings, equipment and automobiles at June 30, 2011 are set out below. Alion has subleased some excess capacity to subtenants under non-cancelable operating leases.

Lease Payments for Fiscal Years Ending	(In thousands)
2011 (for the remainder of fiscal year)	$6,905
2012	26,310
2013	24,787
2014	23,761
2015	23,675
2016	20,048
And thereafter	34,885

Gross lease payments	$160,371
Less: non-cancelable subtenant receipts	(1,122)

Net lease payments	$159,249

Composition of Total Rent Expense

	June 30,
	2011	2010
	(In thousands)
Minimum rentals	$16,833	$16,789
Less: Sublease rental income	(1,464)	(1,378)

Total rent expense, net	$15,369	$15,411

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
Alion recognizes long term incentive compensation expense based on outstanding grants’ stated values, estimated probability of achieving stated goals and estimated probable future grant values. The Company recognized $1.0 million and $2.0 million in incentive compensation expense for the three and nine months ended June 30, 2011. Alion recognized $2.3 million and $3.5 million in incentive compensation expense for the three and nine months ended June 30, 2010.
(15) Stock Based Compensation
Alion’s Stock Appreciation Rights Plan adopted in 2004 expires in 2014. The chief executive officer may award SARs as he deems appropriate. Awards vest ratably over four years with payment following the grant date fifth anniversary. Grants with no intrinsic value expire on their year-five payment date. The plan permits accelerated vesting in the event of death, disability or a change in control of the Company. Approximately 870 thousand SARs were outstanding at June 30, 2011, at a weighted average grant date fair value of $34.34 per share. Few outstanding SARs have any intrinsic value. For the quarters ended June 30, 2011 and 2010 the Company recognized compensation expense of $109 thousand and $26 thousand. For the nine months ended June 30, 2011 the Company recognized compensation expense of $252 thousand and for the nine months ended 2010 the Company recognized a credit to compensation expense of $853 thousand.
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

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Federal government agency prime contract receivables were approximately $111.6 million (64%), and $114.8 million (65%) of aggregate contract receivables as of June 30, 2011 and September 30, 2010. Federal government prime and subcontract revenue was approximately 96.9% and 97.2%, of total contract revenue for the nine months ended June 30, 2011 and 2010.
(17) Income Taxes
Deferred Taxes
Alion is subject to income taxes in the U.S., various states and Canada. Tax statutes and regulations within each jurisdiction are subject to interpretation requiring management to apply significant judgment. Alion recorded $1.7 million in deferred tax expense and liabilities related to tax-basis goodwill amortization this quarter and $5.2 million in deferred tax expense for the year.
Even though Alion recorded a full valuation allowance for all deferred tax assets, the Company does not expect to pay any income taxes for the foreseeable future. Alion’s ability to utilize NOL tax benefits will depend upon how much future taxable income it has and may be limited under certain circumstances. Alion does not have any NOL tax benefits it can carry back to prior years.
Alion’s effective tax rate for the nine months ended June 30, 2011 was -18.8%. As of June 30, 2011 and September 30, 2010 the net deferred tax liability was:

	June 30,	September 30,
	2011	2010
	(in thousands)
Current deferred tax asset	$9,873	$11,175
Noncurrent deferred tax asset	42,773	25,754
Valuation allowance	(52,646)	(36,929)
Noncurrent deferred tax liability	(42,438)	(37,207)

Net deferred tax liability	$(42,438)	$(37,207)

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

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
On June 13, 2011, Alion re-purchased $3.0 million of its Senior Unsecured Notes at approximately 17% less than face value and recognized a $479 thousand gain on the transaction.
(19) Commitments and Contingencies
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
The following information presents condensed consolidating balance sheets as of June 30, 2011 and September 30, 2010, condensed consolidating statements of operations for the quarters and nine months ended June 30, 2011 and 2010; and condensed consolidating statements of cash flows for the nine months ended June 30, 2011 and 2010 of the parent company issuer, the guarantor subsidiaries and the non-guarantor subsidiaries. Investments include investments in subsidiaries held by the parent company issuer presented using the equity method of accounting.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Balance Sheet as of June 30, 2011

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	(In thousands)
Current assets:
Cash and cash equivalents	$1,556	$(53)	$26	$—	$1,529
Accounts receivable, net	170,762	2,820	360	—	173,942
Prepaid expenses and other current assets	6,962	71	2	—	7,035

Total current assets	179,280	2,838	388	—	182,506
Property, plant and equipment, net	9,052	33	6	—	9,091
Intangible assets, net	13,408	—	—	—	13,408
Goodwill	398,921	—	—	—	398,921
Investment in subsidiaries	22,129	—	—	(22,129)	—
Intercompany receivables	1,349	21,737	—	(23,086)	—
Other assets	12,499	12	4	—	12,515

Total assets	$636,638	$24,620	$398	$(45,215)	$616,441

Current liabilities:
Interest payable	$15,747	$—	$—	$—	$15,747
Trade accounts payable	33,512	194	—	—	33,706
Accrued liabilities	44,997	232	76	—	45,305
Accrued payroll and related liabilities	36,504	920	87	—	37,511
Billings in excess of revenue earned	2,548	5	15	—	2,568

Total current liabilities	133,308	1,351	178	—	134,837
Intercompany payables	21,738	—	1,348	(23,086)	—
Senior secured notes	287,186	—	—	—	287,186
Senior unsecured notes	241,849	—	—	—	241,849
Accrued compensation and benefits, excluding current portion	6,742	—	—	—	6,742
Non-current portion of lease obligations	8,347	12	—	—	8,359
Deferred income taxes	42,438	—	—	—	42,438
Other liabilities	980	—	—	—	980
Redeemable common stock	154,788	—	—	—	154,788
Common stock warrants	20,785	—	—	—	20,785
Common stock of subsidiaries	—	2,801	—	(2,801)	—
Accumulated other comprehensive loss	(177)	—	—	—	(177)
Accumulated deficit	(281,346)	20,456	(1,128)	(19,328)	(281,346)

Total liabilities, redeemable common stock and accumulated deficit	$636,638	$24,620	$398	$(45,215)	$616,441

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

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Operations for the Three Months Ended June 30, 2011

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	(In thousands)
Contract revenue	$188,561	4,017	219	—	$192,797
Direct contract expense	143,487	2,119	138	—	145,744

Gross profit	45,074	1,898	81	—	47,053

Operating expenses:
Indirect contract expense	9,428	728	10	—	10,166
General and administrative	17,501	212	85	—	17,798
Rental and occupancy expense	7,778	107	14	—	7,899
Depreciation and amortization	2,751	4	1	—	2,756
Loss on sale of subsidiary	—	—	—	—	—

Total operating expenses	37,458	1,051	110	—	38,619

Operating income (loss)	7,616	847	(29)	—	8,434
Other income (expense):
Interest income	9	—	—	—	9
Interest expense	(18,557)	—	—	—	(18,557)
Other	(241)	144	—	—	(97)
Gain on debt extinguishment	479	—	—	—	479
Equity in net income (loss) of subsidiaries	962	—	—	(962)	—

Total other expenses	(17,348)	144	—	(962)	(18,166)

(Loss) income before taxes	(9,732)	991	(29)	(962)	(9,732)
Income tax expense	(1,744)	—	—	—	(1,744)

Net (loss) income	$(11,476)	991	(29)	(962)	$(11,476)

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Operations for the Three Months Ended June 30, 2010

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	(In thousands)
Contract revenue	$205,660	$7,603	$46	$—	$213,309
Direct contract expense	159,764	5,054	35	—	164,853

Gross profit	45,896	2,549	11	—	48,456

Operating expenses:
Indirect contract expense	9,286	869	12	—	10,167
General and administrative	19,126	377	82	—	19,585
Rental and occupancy expense	7,339	149	11	—	7,499
Depreciation and amortization	4,050	14	—	—	4,064

Total operating expenses	39,801	1,409	105	—	41,315

Operating income (loss)	6,095	1,140	(94)	—	7,141
Other income (expense):
Interest income	15	1	—	—	16
Interest expense	(18,292)	—	—	—	(18,292)
Other	(255)	72	—	—	(183)
Equity in net income of subsidiaries	1,119	—	—	(1,119)	—

Total other expenses	(17,413)	73	—	(1,119)	(18,459)

(Loss) income before taxes	(11,318)	1,213	(94)	(1,119)	(11,318)
Income tax (expense) benefit	(1,798)	—	—	—	(1,798)

Net (loss) income	$(13,116)	$1,213	$(94)	$(1,119)	$(13,116)

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Operations for the Nine Months Ended June 30, 2011

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	(In thousands)
Contract revenue	$582,477	$12,990	$649	$—	$596,116
Direct contract expense	448,583	7,245	432	—	456,260

Gross profit	133,894	5,745	217	—	139,856

Operating expenses:
Indirect contract expense	28,479	2,012	30	—	30,521
General and administrative	49,216	427	240	—	49,883
Rental and occupancy expense	23,086	304	38	—	23,428
Depreciation and amortization	8,548	11	1	—	8,560
Loss on sale of subsidiary	(148)	—	—	—	(148)

Total operating expenses	109,181	2,754	309	—	112,244

Operating income (loss)	24,713	2,991	(92)	—	27,612
Other income (expense):
Interest income	39	—	—	—	39
Interest expense	(55,379)	—	—	—	(55,379)
Other	(641)	386	—	—	(255)
Gain on debt extinguishment	939	—	—	—	939
Equity in net income of subsidiaries	3,285	—	—	(3,285)	—

Total other expenses	(51,757)	386	—	(3,285)	(54,656)

(Loss) income before taxes	(27,044)	3,377	(92)	(3,285)	(27,044)
Income tax expense	(5,231)	—	—	—	(5,231)

Net (loss) income	$(32,275)	$3,377	$(92)	$(3,285)	$(32,275)

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Operations for the Nine Months Ended June 30, 2010

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	(In thousands)
Contract revenue	$598,126	24,351	116	—	$622,593
Direct contract expense	463,578	16,240	80	—	479,898

Gross profit	134,548	8,111	36	—	142,695

Indirect contract expense	26,680	2,725	30	—	29,435
General and administrative	53,645	746	237	—	54,628
Rental and occupancy expense	23,307	444	32	—	23,783
Depreciation and amortization	12,468	39	—	—	12,507

Total operating expenses	116,100	3,954	299	—	120,353

Operating income (loss)	18,448	4,157	(263)	—	22,342
Other income (expense):
Interest income	72	1	—	—	73
Interest expense	(49,275)	—	—	—	(49,275)
Other	(429)	222	—	—	(207)
Gain on debt extinguishment	50,749	—	—	—	50,749
Equity in net income (loss) of subsidiaries	4,159		—	(4,159)	—

Total other expenses	5,276	223	—	(4,159)	1,340

Income (loss) before taxes	23,724	4,380	(263)	(4,159)	23,682
Income tax (expense) benefit	(35,615)	2	40	—	(35,573)

Net (loss) income	$(11,891)	4,382	(223)	(4,159)	$(11,891)

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Cash Flows for the Nine Months Ended June 30, 2011

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(16,832)	$21	$33	$(16,778)

Cash flows from investing activities:
Capital expenditures	(1,629)	—	(7)	(1,636)
Asset sale proceeds	11	—	—	11

Net cash used in investing activities	(1,618)	—	(7)	(1,625)
Cash flows from financing activities:
Payment of debt issue costs	(710)	—	—	(710)
Repayment of unsecured notes	(3,993)	—	—	(3,993)
Revolver borrowings	7,000	—	—	7,000
Revolver payments	(7,000)	—	—	(7,000)
Loan to ESOP Trust	(776)	—	—	(776)
ESOP loan repayment	776	—	—	776
Redeemable common stock purchased from ESOP Trust	(5,684)	—	—	(5,684)
Redeemable common stock sold to ESOP Trust	3,624	—	—	3,624

Net cash used in financing activities	(6,763)	—	—	(6,763)
Net (decrease) increase in cash and cash equivalents	(25,213)	21	26	(25,166)
Cash and cash equivalents at beginning of period	26,769	(74)	—	26,695

Cash and cash equivalents at end of period	$1,556	$(53)	$26	$1,529

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Cash Flows for the Nine Months Ended June 30, 2010

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(974)	$461	$14	$(499)

Cash flows from investing activities:
Cash paid for acquisitions-related obligations	(50)	—	—	(50)
Capital expenditures	(1,633)	(6)	—	(1,639)
Asset sale proceeds	5	—	—	5

Net cash used in investing activities	(1,678)	(6)	—	(1,684)
Cash flows from financing activities:
Sale of secured notes	281,465	—	—	281,465
Sale of common stock warrants	20,785	—	—	20,785
Payment of debt issue costs	(18,177)	—	—	(18,177)
Payment of Term B Loan	(236,596)	—	—	(236,596)
Repurchase of subordinated note and related warrants	(25,000)	—	—	(25,000)
Revolver borrowings	84,200	—	—	84,200
Revolver payments	(84,200)	—	—	(84,200)
Loan to ESOP Trust	(5,323)	—	—	(5,323)
ESOP loan repayment	5,323	—	—	5,323
Redeemable common stock purchased from ESOP Trust	(9,326)	—	—	(9,326)
Redeemable common stock sold to ESOP Trust	2,128	—	—	2,128

Net cash provided by financing activities	15,279	—	—	15,279
Net increase in cash and cash equivalents	12,627	455	14	13,096
Cash and cash equivalents at beginning of period	11,404	(215)	(4)	11,185

Cash and cash equivalents at end of period	$24,031	$240	$10	$24,281

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s view only as of Aug 15, 2011. We undertake no obligation to update any of the forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise. This discussion addresses only continuing operations.
Overview
Alion provides scientific, engineering and information technology expertise to research and develop technological solutions for problems relating to national defense, homeland security and energy and environmental analysis, principally to U.S. government departments and agencies and, to a lesser extent, to commercial and international customers.

We expect that we will continue to derive most of our revenue from contracts with the U.S. Department of Defense and other federal agencies. We believe we will continue to have some level of commercial, state, local and international sales. The tables below show our year-to-date sales by contract type and customer.

	For the Nine Months Ended June 30,
Revenue by Contract Type	2011		2010
	(In thousands)
Cost-reimbursement	$483,331	81.1%	$468,614	75.3%
Fixed-price	44,873	7.5%	68,577	11.0%
Time-and-material	67,912	11.4%	85,402	13.7%

Total	$596,116	100.0%	$622,593	100.0%

	For the Nine Months Ended June 30,
Revenue by Customer Type	2011		2010
	(In thousands)
U.S. Department of Defense	$543,699	91.2%	$567,608	91.2%
Other Federal Civilian Agencies	33,933	5.7%	37,270	6.0%
Commercial / State / Local and International	18,484	3.1%	17,715	2.8%

Total	$596,116	100.0%	$622,593	100.0%

Despite recent and ongoing budgetary and political uncertainty, and threatened disruptions in government funding, Congress passed and the President signed a 2011 budget that increased Defense Department spending by approximately $5 billion for the current fiscal year. The Defense Department announced organizational and programmatic changes intended to eliminate redundancies and duplicative efforts and invest savings in proven programs and systems. Many program cuts affect large procurements or staffing activities in which Alion is not involved. However, this year, procurement delays, competition and contract award protests have adversely affected Alion’s financial performance. Despite these delays, we continue to believe demand will persist for our higher end technical expertise and that future acquisition program cuts or delays will not adversely affect us significantly. We expect to benefit from the military’s focus on extending the service lives and capabilities of existing systems across all branches because we provide services essential to supporting these systems. We think cost containment will help us sell the government the services and technical solutions we offer to improve operating efficiency and effectiveness. Alion’s cost-reimbursable revenue continues trending upward despite the changing procurement environment.

	For the Nine Months Ended June 30,
Core Business Area	2011		2010
	(In thousands)
Naval Architecture and Marine Engineering	$254,792	42.7%	$272,487	43.8%
Defense Operations	146,424	24.6%	144,632	23.2%
Modeling and Simulation	110,627	18.6%	109,909	17.7%
Technology Integration	36,522	6.1%	38,298	6.2%
Energy and Environmental Sciences	24,220	4.1%	29,389	4.7%
Information Technology and Wireless Communications	23,531	3.9%	27,878	4.5%

Total	$596,116	100.0%	$622,593	100.0%

Backlog. Contract backlog represents an estimate, as of a specific date, of the future revenue Alion expects from existing contracts. At June 30, 2011, backlog on existing contracts and executed delivery orders totaled $2.2 billion, of which $294.7 million was funded. We estimate we have an additional $4.1 billion of unfunded contract ceiling value for an aggregate total backlog of $6.3 billion.

Results of Operations
Quarter Ended June 30, 2011 Compared to Quarter Ended June 30, 2010

	Consolidated Operations of Alion
	Quarter Ended June 30,
	2011		2010
	(Dollars in thousands)
		% of		% of
Selected Financial Information		revenue		revenue
Total contract revenue	$192,797		$213,309
Total direct contract costs	145,744	75.6%	164,853	77.3%
Direct labor costs	64,556	33.5%	69,471	32.6%
Material and subcontract costs	76,425	39.6%	90,738	42.5%
Other direct costs	4,763	2.5%	4,644	2.2%

Gross profit	47,053	24.4%	48,456	22.7%

Total operating expense	38,619	20.0%	41,315	19.4%
Major components of operating expense:
Indirect expenses and facilities costs	18,065	9.4%	17,666	8.3%
General and administrative	17,798	9.2%	19,585	9.2%
Depreciation and amortization	2,756	1.4%	4,064	1.9%

Income from operations	$8,434	4.4%	$7,141	3.3%
Revenue. This year’s third quarter revenue at $192.8 million was down $20.5 million (9.6%) compared to last year’s $213.3 million in third quarter sales. HFA and ONR contracts that Alion divested last year accounted for $3.4 million (1.6%) of this quarter’s sales decline. Virtually every metric management uses to track revenue showed a fall off in sales. Cost-reimbursement revenue declined $13.7 million (8.1%); fixed priced revenue declined $5.6 million (28.7%); and time and material revenue was down $1.2 million (5.1%). Federal government sales declined $19.6 million (9.5%) with Department of Defense revenue off $15.4 million (7.9%) and civilian agency sales down $4.3 million (30.9%). Commercial sales also dropped 14.8% to $5.1 million for the quarter.
Third quarter Defense Operations sales increased minimally to $49.4 million compared to $47.2 million for last year’s third quarter. Naval Architecture and Marine Engineering Services revenue was off $9.1 million (9.7%); Modeling and Simulation work declined $7.6 million (19.0%); and other core business area sales were off $5.6 million (17.5%) as Alion faced procurement delays, contract award protests, and intensified marketplace competition and the effects of last year’s contract divestitures.
Despite an overall increase in Department of Defense budgetary authority, government customers have been slow to increase program funding, a lingering effect of uncertainties from the continuing resolution earlier in the year and continuing pressure to reduce deficit spending. Considering task order lead times and the time government procurement offices require to process task orders, we do not expect to see positive impact until next fiscal year. Recently however, we have seen more contract tasking activity. We have almost $600 million in task orders in process on Alion’s Information Analysis Center contracts from proposals we submitted in the past two months. The U.S. Navy’s decision to delay or cancel several planned programs for cruisers and carriers coupled with lost littoral combat ship program work, accounted for $5.0 million in lower Navy revenue. Alion was able to partly offset these losses and last year’s $2.6 million in ONR sales through expanded work for the Navy’s Ships F program office.
Third quarter Modeling and Simulation revenue also declined as Alion completed projects with significant prior year activity. Support to the Army’s Tank Automotive Research and Development Command was down by $4.0 million and work for the Naval Warfare Development Command’s Modeling and Simulation Lab was down $3.0 million.
Prime contract revenue decreased $19.7 million, off 11.1% compared to last year. Alion’s third quarter revenue from work as a subcontractor to other prime contractors decreased modestly by $840 thousand (2.4%). Profit margins on prime contracts and subcontracts declined.

Direct Contract Expense and Gross Profit. Consistent with lower sales levels, this year’s third quarter direct contract expenses declined $19.1 million (11.6%) compared to last year. Lower sales led to lower material and subcontract costs which fell by $14.3 million (15.8%). Direct labor costs were down $4.9 million reflecting both lower overall sales and the effects of last year’s HFA and ONR contract divestitures. While Alion’s prime contract work continues to depend on business partners serving as subcontractors, this quarter Alion staff delivered a higher proportion of the services that drive sales. And even though third quarter sales declined 10%, direct costs were down to a greater degree (11.6%) and therefore, third quarter direct margin this year increased to 24.4% of sales and was only off by 2.9% compared to last year.
Operating Expenses. Third quarter operating expenses were down $2.7 million overall. Indirect expenses were essentially flat. Depreciation and amortization expenses were down approximately $1.3 million as charges for amortizing acquired contracts declined as expected. Last year’s third quarter information technology investments and incentive compensation costs were higher than this year’s expenses. Third quarter general and administrative expenses were down $1.8 million (9.1%) as performance-based compensation costs declined this year.
Income from Operations. This year, despite lower overall sales, third quarter operating income increased to 4.4% of revenue. Higher gross margin and reduced operating expenses increased third quarter operating income by 18.1% over last year to $8.4 million for the quarter.
Other Expense. Aggregate third quarter net interest income, interest expense and other expense increased modestly compared to last year. This quarter, Alion retired $3 million in Senior Unsecured Notes at a discount to face value and recognized a $479 thousand gain. However, cash interest expense was up $171 thousand and non-cash interest charges were up $94 thousand. Higher principal on the Senior Secured Notes and revolver borrowings this quarter increase overall cash interest and offset savings from extinguishing $3 million in Senior Unsecured Notes late in the quarter.

	Three Months Ended June 30,
	2011	2010
	(In thousands)
Cash Pay Interest
Revolver	$167	$112
Secured Notes	7,897	7,761
Unsecured Notes	6,340	6,406
Other cash pay interest and fees	15	(31)

Sub-total cash pay interest	14,419	14,248

Deferred and Non-cash Interest
Secured Notes PIK interest	1,580	1,554
Debt issue costs and other non-cash items	2,558	2,490

Sub-total non-cash interest	4,138	4,044

Total interest expense	$18,557	$18,292

Income Tax Expense. Alion recognized $1.7 million in third quarter income tax expense this year, slightly less than last year’s third quarter tax expense. This quarter the Company recognized $5.5 million in deferred tax assets offset by increased valuation allowances. Continuing losses make it unlikely Alion will reasonably be able to realize the full value of its deferred tax assets.
Net Loss. Despite this quarter’s lower sales, reduced operating expenses and a gain from extinguishing $3 million in Senior Unsecured Note debt reduced the Company’s net loss by $1.6 million. Alion’s third quarter net loss declined from $13.1 million last year to $11.5 million this year.

Nine Months Ended June 30, 2011 Compared to Nine Months Ended June 30, 2010

	Consolidated Operations of Alion
	Nine Months Ended June 30,
	2011		2010
	(Dollars in thousands)
		% of		% of
Selected Financial Information		revenue		revenue
Total contract revenue	$596,116		$622,593
Total direct contract costs	456,260	76.5%	479,898	77.1%
Direct labor costs	194,675	32.7%	205,575	33.0%
Material and subcontract costs	248,369	41.7%	261,305	42.0%
Other direct costs	13,216	2.2%	13,018	2.1%

Gross profit	139,856	23.5%	142,695	22.9%

Total operating expense	112,244	18.8%	120,353	19.3%
Major components of operating expense:
Indirect expenses including facilities costs	53,949	9.1%	53,218	8.5%
General and administrative	49,883	8.4%	54,628	8.8%
Depreciation and amortization	8,560	1.4%	12,507	2.0%

Income from operations	$27,612	4.6%	$22,342	3.6%
Revenue. At $596.1 million, Alion’s third quarter year to date sales were down almost $26.5 million compared to $622.6 million in sales last year. Revenue was down across many of the major categories that management tracks. Sales declined 4.3% overall year over year. Some of the decline relates to last year’s ONR contract and HFA divestitures. These contracts contributed $13.5 million to last year’s top line and account for more than $10.9 million in year over year sales variance. Excluding the effects of the divestitures, year-to-date sales were down $15.6 million (2.5%) compared to last year.
This year, federal government sales declined by $27.2 million; Department of Defense sales were down $31.1 million while civilian agency sales were up $3.9 million. Prime contract revenue was down $27.6 million. Fixed price and time-and-material contract sales declined $22.8 million and $17.5 million, respectively. Most of those declines came from ID/IQ contracts where sales were off $63.3 million compared to last year. Revenue declined due to funding constraints imposed by continuing resolutions, ongoing threats of a government shut down, contract award protests and marketplace competition. Nevertheless, Alion still generated over half its sales from ID/IQ contracts. Year to date cost-reimbursement contract revenue including rate variance grew $14.7 million increasing to 81.1% of total sales and mitigating some of the sales decline from higher-margin higher risk contract types.
Year-to-date Defense Operations sales grew $1.8 million (1.2%); Modeling and Simulation sales were essentially flat. Naval Architecture and Marine Engineering revenue saw the biggest decline, down $17.7 million (6.5%) year to date while sales in other core business areas were down $11.3 million (11.8%) year over year. Although sales from work as a subcontractor to other prime contractors increased modestly ($1.2 million), year to date prime contract revenue was down $27.7 million (5.3%). Margins on subcontract work increased partly mitigating a decline in prime contract margins.
The same factors that led to disappointing third quarter results have adversely affected top line sales this year. Last year, after the Congress passed a budget, customers increased funding and cleared contract logjams that arose in the first two quarters of the year. This year, despite increased Department of Defense budgetary authority, government customers have been slow to increase program funding and have begun to retrench or cancel certain spending initiatives. Alion has been hit especially hard by delays and cancellations in several planned Navy programs for cruisers and carriers. Contracts completed last year, but not timely replaced with follow on work as well as contract losses have led to an overall $21.6 million net decline in Navy revenue. Alion was able to partly offset some sales declines and the missing $7.8 million in ONR sales through expanded work for the Navy’s Ships F program office. The Company also increased sales to international customers of Naval Architecture and Marine Engineering Services by more than $3 million.

Year to date Army revenue also declined $30.7 million; decreased support to the Army’s Tank Automotive Research and Development Command accounted for $14.1 million in lower year over year revenue. Declining activity in manufacturing technology for the Army accounted for more than $8.4 million in lower sales, while reduced tasking on technology transition efforts led to more than $5.1 million in lower sales. Support to the Air Force both through ID/IQ task orders and Alion’s acquisition support contract to the Secretary of the Air Force brought in $19.7 million more revenue this year than last year. Sales in other core business areas were down $11.3 million with the ONR and HFA divestitures accounting for $6.4 million of the decline.
Direct Contract Expense and Gross Profit. Year-to-date direct contract expenses declined $23.6 million (4.9%) compared to last year and declined as a percentage of revenue. Lower sales led to lower material and subcontract costs which fell $12.9 million (5.0%). Direct labor costs were down $10.9 million (5.3%) reflecting both lower overall sales and the effects of last year’s HFA and ONR contract divestitures. Although year to date sales declined 4.3%, direct costs were down to a greater degree (4.9%) and therefore, year to date direct margin this year increased to 23.5% of sales. Year to date gross margin was only off by 2.0% compared to last year.
Operating Expenses. Year to date operating expenses were down $8.1 million (6.7%) through June 30, 2011 and significantly contributed to increased operating profit. Facilities and indirect expenses only rose 1.4%. Depreciation and amortization were down $3.9 million as charges for amortizing acquired contracts continued their scheduled decline over time. General and administrative expenses were down $4.7 million. Last year the Company spent almost $2.6 million in its effort to re-structure and/or re-finance its former debt; invested in expanded information technology services and staffing and incurred $2.1 million more in performance-based compensation costs.
Income from Operations. Operating income for the nine months ended June 30, 2011 grew $5.3 million compared to last year — more than a 20% improvement due to lower operating expenses described above.
Other Expense. Year to date interest income, interest expense and other expense in the aggregate for the nine months ended June 30, 2011 increased $6.2 million compared to last year. Higher debt load, higher aggregate, average interest rates and increased debt issue cost amortization expense contributed to a $6.1 million increase in interest expense compared to last year. Cash pay interest expense was nearly constant year over year despite $6.5 million in interest penalty and debt covenant waiver fees last year. This year non-cash charges for Secured Note PIK interest increased by $3.0 million and debt issue cost amortization expense was up by $2.9 million

	Nine Months Ended June 30,
	2011	2010
	(In thousands)
Cash Pay Interest
Revolver	$402	$210
Senior Term Loan	—	11,047
Secured Notes	23,560	8,536
Unsecured Notes	19,071	19,219
Other cash pay interest and fees	57	4,002

Sub-total cash pay interest	43,090	43,014

Deferred and Non-cash Interest
Secured Notes PIK interest	4,714	1,709
Debt issue costs and other non-cash items	7,575	4,712
Subordinated Note warrants	—	(160)

Sub-total non-cash interest	12,289	6,261

Total interest expense	$55,379	$49,275

Debt Extinguishment. In March 2010, Alion issued $310 million of Units and retired its then-outstanding Term B Credit Facility loans, Subordinated Note and related warrants, and paid debt issue costs. Alion paid approximately $240 million to retire its Term B debt at par plus accrued interest and recognized a $6.7 million loss on extinguishing this debt by writing off the balance of unamortized Term B-related debt issue costs.
In 2010, Alion paid $25 million to retire the Subordinated Note and related warrants at a steep discount to both carrying and estimated fair values. The Company recognized a $67.7 million gain on extinguishing these liabilities offset in part by writing off $10.2 million in unamortized debt issue and debt modification costs. In 2010, Alion recognized a one-time $50.7 million net benefit from its re-financing and debt extinguishment transactions.

This year, in an open market transaction in November 2010 Alion repurchased $2.0 million of Senior Unsecured Notes at a discount. In an open market transaction in June 2011, the Company repurchased an additional $3.0 million of Senior Unsecured Notes at a discount. Alion recognized a $939 thousand year to date gain from its repurchase transactions.
Income Tax Expense. Alion has recognized $5.2 million in year to date income tax expense this year. In 2011, the Company recognized an additional $17.0 million in deferred tax assets offset by a corresponding increase in valuation allowances which did not affect income tax expense. Continuing losses make it unlikely Alion will reasonably be able to realize the full value of its $52.6 million in deferred tax assets. Year to date tax expense last year was $35.6 million and included the effects of Alion’s change in tax status.
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
Last year, Alion recognized approximately $35.4 million of deferred tax assets related to timing differences for expenses previously recorded that are estimated to generate deductions on future income tax returns. The Company also recognized a $33.8 million deferred tax liability related to tax-deductible goodwill arising from prior year acquisitions. Prior to establishing a valuation allowance, the Company had a $1.5 million net deferred tax asset arising from its conversion to a C-corporation. However, Alion’s history of losses made it unlikely it would be able to realize the full benefit of its deferred tax assets. The Company was required to establish a full valuation allowance for its deferred tax assets and recognize $33.8 million in deferred tax expense last year.
Net Loss. Although operating income was $5.3 million higher this year than last year, higher interest costs more than offset improved performance. Alion’s bottom line was also adversely affected by the absence of last year’s $50.7 million debt restructuring gain. This year, income tax expense was markedly lower as last year the Company had to record the effects of changing its tax status. Last year, debt extinguishment net of income taxes contributed approximately $17 million to net income and Alion’s year to date net loss was $11.9 million. This year, net losses increased to $33.0 million.
Liquidity and Capital Resources
Alion requires liquidity to timely pay its vendors and debt obligations, to fund operations while awaiting payment from customers and to invest in capital projects. Accounts receivable require cash when balances increase or when customers delay contract funding actions. The Company funds its current business with cash from operating activities and cash from financing activities. Management plans to fund future operations in a similar fashion. Alion also has access to a $35 million revolving credit facility. Management does not currently estimate the Company will need to use its revolving credit facility to any significant extent, except for letters of credit. Last quarter, management increased Alion’s potential liquidity by raising the existing senior credit facility commitment by $10 million to $35 million. Management was also able to increase the underlying letter of credit limit to $35 million.
Cash Flows
Alion used approximately $13.3 million to fund operations this quarter and approximately $16.8 million to fund operations this year. Alion’s $33 million year-to-date net loss is $21 million greater than last year’s loss. This year’s loss includes ongoing charges from last year’s debt restructuring. Non-cash paid-in-kind interest and debt issue cost charges were materially higher than last year. Last year’s results included significant non-cash benefits from debt extinguishment net of income taxes. While Alion continues to face ongoing non-cash income tax expense arising from its change in tax status, the Company’s most significant cash requirements this year have been to fund quarterly interest payments on its senior debt and growth in accounts receivable, particularly unbilled receivables.

Political uncertainties in negotiating a new debt ceiling, repeated continuing resolutions and prospects of a government shutdown have adversely affected the government contract funding process. Government agencies have yet to fully address the contract modifications backlog brought on by staffing shortages and budgetary restrictions earlier this year. Weak top line performance continues to challenge Alion’s ability to improve its cash flow. The combination of funding delays and lower sales affected Alion’s revolver usage. Alion was unable to continue its practice (in place since the March 2010 debt re-financing) of not needing to use the revolving credit facility. Alion borrowed and repaid $7.0 million this quarter. Last year, prior to the March 2010 re-financing, the Company used its revolver to a limited extent; the maximum balance drawn was $3.5 million. Last year Alion spent $16.7 million for loan modifications and debt issue costs for both former and current senior debt instruments. This year, similar costs were limited to $710 thousand incurred to increase the capacity of the revolving credit facility by $10 million.
Alion collected $200.5 million in receivables this quarter and $610.2 million through June 30, 2011. This was, $29.7 million less than last year’s collections through June 30th, and $31.7 million less last year’s third quarter collections. Third quarter collections outpaced revenue by $7.8 million as Alion collected amounts delayed in the second quarter due to the threatened government shutdown. This quarter’s days’ sales outstanding (DSO) increased by less than half a day to 78.8 days outstanding. DSO is based on trailing twelve month revenue. Management continues to work with customers to accelerate delayed contract funding actions and expects DSO metrics to remain at current levels through year end.
Year to date capital expenditures this year and last year are at comparable levels. This year certain ESOP transactions occurred on a different timeline than last year. Share repurchases ($5.7 million) were $3.6 million less than repurchases through last year’s third quarter. This year’s $3.6 million in common stock sales to the ESOP Trust were $1.5 million higher than were last year’s sales.
Alion has a long-term revolving credit facility through August 2014. Management expects that for the next several years, the Company will be able to meet existing debt covenants which will allow it to maintain access to its revolving credit facility, even though Management does not foresee needing to draw on it in any material amount or for any extended period. Management believes Alion will have sufficient cash on hand, cash flow from operations and cash available from its $35 million revolving credit facility to continue to meet obligations as they come due, notwithstanding an overall increase in interest payments associated with the Secured Notes. Alion retains the ability to restrict or defer certain types of cash payments that in the past caused the Company to fail to comply with certain prior debt covenants.
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

Discussion of Debt Structure
Alion’s current debt structure includes a $35 million revolving credit facility, $310 million in Secured Notes and $245 million of Unsecured Notes. On March 22, 2010, the Company retired its Term B Senior Credit Agreement, its Subordinated Note and Subordinated Note warrants. Alion is in compliance with each of the affirmative and negative financial and non-financial covenants in its existing debt agreements.
Credit Agreement
In March 2010, Alion entered into an agreement for a $25.0 million senior revolving credit facility that matures August 2014. In March 2011, Alion and its lenders agreed to amend the revolving credit facility agreement to increase the credit limit to $35 million. In August 2, 2011, Alion and its lenders agreed to amend the revolving credit facility agreement to make changes to the definition of Consolidated EBITDA and the Minimum Consolidated EBITDA Covenant. The Company can use the credit facility for working capital, permitted acquisitions and general corporate purposes, including up to $35.0 million in letters of credit and up to $5.0 million in short-term swing line loans. No balance was actually drawn as of June 30, 2011. As of June 30, 2011, the Company had $587 thousand in outstanding letters of credit.
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
Each quarter Alion pays a commitment fee on the prior quarter’s daily unused credit facility balance at 1.75% per year. The Company paid approximately $151 thousand and $112 thousand in commitment fees for the quarters ended June 30, 2011 and 2010. The Company paid $380 thousand and $210 thousand in commitment fees for its current and prior credit facilities for the nine months ended June 30, 2011 and 2010.
Alion must pay letter-of-credit issuance and administrative fees, up to a 25 basis point fronting fee and interest in arrears each quarter on all outstanding letters of credit. The interest rate is based on the Eurodollar loan rate which was 6.0% as of June 30, 2011. Alion also pays an annual agent’s fee.
The credit agreement requires Alion to achieve minimum trailing twelve month Consolidated EBITDA levels which increase over the life of the agreement. The table below sets out the required minimum for the period indicated:

Period	Minimum Consolidated EBITDA
June 30, 2010 through March 31, 2011	$52.5 million
April 1, 2011 through June 30, 2011	$55.0 million
July 1, 2011 through September 30, 2011	$55.5 million
October 1, 2011 through September 30, 2012	$60.5 million
October 1, 2012 through September 30, 2013	$63.5 million
October 1, 2013 through August 22, 2014	$65.5 million
The agreement defines Consolidated EBITDA as net income or loss in accordance with GAAP, plus the following items, without duplication, to the extent deducted from or included in net income or loss:
•	consolidated interest expense;
•	provision for income taxes;
•	depreciation and amortization;
•	cash contributed to the ESOP in respect of Alion’s repurchase liability
•	non-cash stock-based and incentive compensation expense;
•	non-cash ESOP contributions;
•	employee compensation expense payments invested in Alion common stock;
•	any extraordinary losses; and
•	nonrecurring charges and adjustments included in ESOP valuation reports as prepared by an independent third party.

To the extent included in net income or loss, the following items, without duplication, are deducted in determining Consolidated EBITDA:
•	all cash payments on account of reserves, restructuring charges or other cash or non-cash charges added to net income pursuant to the list above in a previous period;
•	any extraordinary gains; and
•	all non-cash items of income.
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
There are no financial covenants in the Secured Note Indenture. As of June 30, 2011, we were in compliance with Secured Note Indenture non-financial covenants.
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
Unsecured Notes
On February 8, 2007, Alion issued and sold $250.0 million of private 10.25% unsecured notes due February 1, 2015 (Unsecured Notes) to Credit Suisse, which informed the Company it had resold most of the notes to qualified institutional buyers. On June 20, 2007, Alion exchanged the private Unsecured Notes for publicly tradable Unsecured Notes with the same terms. IPS, CATI, METI, JJMA, BMH, WCI, WCGS, MA&D and Alion Canada (US) Corporation guarantee the Unsecured Notes. In November 2010, Alion repurchased $2 million of the Unsecured Notes. The Company repurchased another $3 million of Unsecured Notes in June 2011.
The Unsecured Notes bear interest at 10.25% per year, payable semi-annually in arrears on February 1 and August 1. Alion pays interest to holders of record as of the immediately preceding January 15 and July 15. The Company must pay interest on overdue principal or interest at 11.25% per annum to the extent lawful.
There are no financial covenants in the Unsecured Note Indenture. As of June 30, 2011, we were in compliance with Unsecured Note Indenture non-financial covenants.
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
The revolving credit agreement permits Alion to exclude certain expenses and requires the Company to exclude certain one-time gains from Consolidated EBITDA. The revolving credit agreement requires Alion to have a minimum $55.0 million in Consolidated EBITDA for the twelve months ended June 30, 2011. The Company had approximately $65 million in Consolidated EBITDA for the twelve months ended June 30, 2011 and exceeded the requirement by approximately $10 million.
During the rest of this year and the next four fiscal years the Company expects that at a minimum, it will have to make the estimated interest and principal payments set forth below.

	(In thousands)
Fiscal Year:	2011	2012	2013	2014	2015
Bank revolving credit facility(1)
- Interest	$112	$445	$444	$396	$—
Secured Notes(2)
- Interest	—	31,851	32,491	33,144	16,821
- Principal and PIK Interest	—	—	—	—	339,788
Unsecured Notes(3)
- Interest	12,556	25,113	25,113	25,113	12,556
- Principal	—	—	—	—	245,000

Total cash — pay interest	12,668	57,409	58,048	58,653	29,377
Total cash — pay principal and PIK Interest	—	—	—	—	584,788

Total	$12,668	$57,409	$58,048	$58,653	$614,165

(1)	We expect we will occasionally use our $35.0 million revolving credit facility to meet working capital needs through 2014. Management expects the average utilized revolver balance will be immaterial and that interest expense will consist of commitment fees for unused balances. The current facility expires August 22, 2014.

(2)	The Secured Notes bear interest at 10% in cash and 2% in PIK. Outstanding principal will increase over time for the 2% compounding PIK interest added to the initial $310 million in principal. The Secured Notes, including $29.8 million in PIK interest, mature November 1, 2014.

(3)	The Senior Unsecured Notes bear interest at 10.25% and mature February 1, 2015.
Contingent Obligations
Contingent obligations that will affect Alion’s cash flow
Management forecasts that continuing net operating losses for income tax purposes will permit Alion to avoid significant cash outflows for income taxes. Other contingent obligations which will impact our cash flow include:
•	ESOP share repurchase and diversification obligations; and
•	Long-term incentive compensation plan obligations.
As of June 30, 2011, Alion had spent a cumulative total of $86.6 million to repurchase shares of its common stock to satisfy ESOP distribution and diversification requests from former employees and Plan beneficiaries. In 2008, we changed our prior practice of immediately paying out all distribution requests in full. In March 2008, we began paying ESOP beneficiaries over the five-year distribution period permitted by ERISA and the terms of the Plan. Alion intends to continue this practice for the foreseeable future in part to offset the cash flow effects of annual employee diversification requests that began in fiscal 2008 and which are expected to continue for the foreseeable future. Our debt agreements limit our ability to fund certain discretionary ESOP diversification demands on our cash flow. The table below lists current and prior year share re-purchases.

	Number of
	Shares		Total Value
Date	Repurchased	Share Price	Purchased
			(In thousands)
December 2009	745	$34.50	$26
March 2010	218,408	$34.50	7,535
April 2010	52	$28.00	1
May 2010	108	$28.00	3
June 2010	62,875	$28.00	1,760
July 2010	145	$28.00	4
August 2010	89	$28.00	2
September 2010	209	$28.00	6
December 2010	119,945	$26.65	3,195
February 2011	322	$26.65	9
March 2011	136	$26.65	4
April 2011	166	$27.15	5
May 2011	3,677	$27.15	100
June 2011	87,319	$27.15	2,371

Total	494,196		$15,020

Management believes cash on hand, cash flow from operations and cash available under the current revolving credit facility will provide sufficient capital to fulfill current business plans and working capital needs for the next two to three years. Alion intends to focus on trying to adapt to the changing marketplace to achieve organic growth and improve profit margins.
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
If plans or assumptions change, if assumptions prove inaccurate, if Alion consummates additional or larger investments in or acquisitions of other companies than currently planned, if the Company experiences unexpected costs or competitive pressures, or if existing cash and projected cash operating flows prove insufficient, we may need to obtain additional financing and sooner than expected. Management intends to only enter into new financing or refinancing it considers advantageous. However, despite improved conditions in the high-yield credit market, it is uncertain financing sources will be available in the future, or, if available, that financing terms would be favorable.
Recently Issued Accounting Pronouncements
In December 2010, FASB issued Accounting Standards Update 2010-28 (ASU 2010-28) Goodwill and Other Intangibles — When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. ASU 2010-28 updates ASC 350 — Intangibles — Goodwill and Other (ASC 350). ASU 2010-28 modifies goodwill impairment testing for reporting units with zero or negative carrying amounts.
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

In May 2011, the FASB issued Accounting Standards Update 2011-04 (ASU 2011-04) Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 provides guidance on how to measure fair value; expands fair value disclosure requirements; and offers guidance on what disclosures to make about fair value measurements. Alion already provides the expanded fair value disclosures that ASU 2011-04 will require for all public companies effective for interim and annual periods beginning after December 15, 2011. The Company does not believe adopting ASU 2011-04 will affect Alion’s consolidated financial position or operating results.
In June 2011, the FASB issued Accounting Standards Update 2011-05 (ASU 2011-05) Comprehensive Income (Topic 220) — Presentation of Comprehensive Income. ASU 2011-05 requires entities to present all non-owner changes in stockholder’s equity either in a continuous, single statement of comprehensive income or in two separate, but consecutive, statements. An entity that presents two statements must present total net income and its components in the first statement followed by a second statement that presents total other comprehensive income and its components, along with total comprehensive income.
ASU 2011-05 does not change how an entity calculates earnings per share; the items to be reported in other comprehensive income; or when items must be reclassified to net income. An entity is still permitted to present components of other comprehensive income net of tax effects or before tax effects with tax effects for all items of other comprehensive income presented in the aggregate. An entity must disclose the tax effects of each item of other comprehensive income in the notes to its financial statements.
ASU 2011-05 is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2011. ASU 2011-05 is to be applied retrospectively; early adoption is permitted. The Company does not believe adopting ASU 2011-05 will affect Alion’s consolidated financial position or operating results.

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
Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 15d — 15(f) under the Exchange Act) during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Except as disclosed below, there has not been a material change to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010, and Alion’s Quarterly Report on Form 10-Q filed May 16, 2011, which are incorporated by reference. Other risks, formerly considered to be remotely possible, have materialized.  Such other risks include, but are not limited to, the following:

Alion depends heavily on federal government contracts. Delays in the federal budget process, including actions related to the debt ceiling, or a federal government shutdown, could delay procurement of the products, services and solutions the Company provides and adversely affect the Company’s sales and gross margins, operating results and cash flows.

Alion derives a significant portion of its revenue from the federal government and from prime contractors to the federal government. The Company expects to continue to derive significant sales from federal government contracts and prime contractors. Funding under those contracts is conditioned upon the continuing availability of Congressional appropriations and agency budgets. Congress usually appropriates funds on a fiscal year basis even though contract performance may extend over many years. The programs in which Alion participates must compete with other federal government programs and policies for funding during the budget and appropriation process. Concerns about increased deficit spending, along with continued economic challenges, continue to place pressure on federal customer budgets. While the Company believes that its programs are well aligned with national defense and other priorities, shifts in domestic spending and tax policy, changes in security, defense, and intelligence priorities, the affordability of the Company’s products and services, general economic conditions and developments, and other factors may affect a decision to fund or the level of funding for existing programs under which the Company performs contracts or proposed programs under which the Company may bid for future work.

When the federal government does not complete its budget process before its September 30 fiscal year end, it typically funds operations through a continuing resolution that authorizes federal government agencies to continue operating, but does not authorize new spending initiatives. When the federal government operates under a continuing resolution, product and service procurement delays can occur, which in turn could cause delays in payments to Alion which could negatively and materially affect our operating results, cash flow and liquidity.

The August 2011 agreement to increase the debt ceiling calls for numerous constraints on, and creates uncertainties concerning the level of, future federal spending. While specific budgetary decisions are not yet known, such constraints could delay or cancel key programs in which Alion is involved and could materially and adversely affect the Company’s cash flows, liquidity and operating results. If the federal budget process were to result in a prolonged federal government shutdown, it could result in Alion incurring substantial unreimbursed labor or other costs, or delay or cancel key programs, which could materially adversely affect the Company’s cash flows and operating results.

In addition, when the U.S. Government requires supplemental appropriations to operate or fund specific programs, and legislation to approve any supplemental appropriation bill is delayed, credit markets may react adversely to the uncertainty. Recently, Standard & Poor’s downgraded the credit rating of the U.S. national debt. These events could materially and adversely affect Alion’s access to credit, the cost of that credit to Alion if Alion’s floating interest rates were to increase, and the Company’s liquidity overall.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered securities during the quarter ended June 30, 2011.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit
No.	Description
31.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation pursuant to 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 *
The following materials from Alion Science and Technology Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheet at June 30, 2011 and September 30, 2010, (ii) the Unaudited Condensed Consolidated Statement of Operations for the Three Months and Nine Months Ended June 30, 2011 and 2010, (iii) the Unaudited Condensed Consolidated Statement of Cash Flows for the Nine Months Ended June 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements (Unaudited) tagged as blocks of text.

*	As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALION SCIENCE AND TECHNOLOGY CORPORATION

By:	/s/ Michael J. Alber

	Name:	Michael J. Alber
	Title:	Principal Financial Officer and Duly Authorized Officer
Date: Aug 15, 2011