Form 10-K
period 2011-09-30
ALION SCIENCE & TECHNOLOGY CORP
filed 2011-12-20
CIK 1166568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 333-89756
Alion Science and Technology Corporation
(Exact name of registrant as specified in its charter)

Delaware	54-2061691
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1750 Tysons Boulevard, Suite 1300, McLean, VA 22101
(Address of principal executive offices) (Zip Code)
(703) 918-4480
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A
Securities registered pursuant to section 12(g) of the Act:
None
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☑ Yes ☐ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☑ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer	☑ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes [X] No
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was: None
The number of shares outstanding of Alion Science and Technology Corporation common stock as of December 20, 2011 was 6,039,548.
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
Factors that could cause actual results to differ materially from anticipated results include, but are not limited to:
•	ERISA law changes affecting the Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan;
•	tax law changes affecting treatment and deductibility of goodwill and/or our effective tax rate;
•	changes to SEC rules and corporate governance requirements including costs to comply with the Dodd-Frank Act;
•	government customer failures to exercise contract options;
•	government project funding decisions;
•	government contract procurement risks, such as award protests and contract terminations;
•	uncertainties related to U.S. government shutdowns and threatened shutdowns;
•	competitive pricing pressures and/or difficulty in hiring and retaining employees;
•	current and/or future legal or government agency proceedings arising from our operations or our contracts and the risk of potential fines, penalties and contract liabilities, suspension or debarment;
•	material changes in laws or regulations affecting our business;
•	any future inability to maintain adequate control over financial reporting;
•	limits on our financial and operational flexibility given our substantial amount of debt and debt covenants;
•	business acquisitions that increase costs or liabilities, are disruptive or which we fail to integrate;
•	material changes in other laws or regulations affecting our business;
•	additional debt, financing terms and the lack of future credit availability when we need to refinance our existing debt;
•	general volatility in the debt and securities markets;
•	our ability to meet existing and future debt covenants; as well as
•	other risks discussed elsewhere in this annual report.
Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s view only as of December 20, 2011. We undertake no obligation to update any of these factors or to publicly announce any change to our forward-looking statements in this annual report, whether as a result of new information, future events, changes in expectations or otherwise.
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
Revenue for the year ended September 30, 2011 was $787.3 million, a 5.6% decrease from 2010. For the past three years, over 80% of our sales came from our work as a prime contractor. Our federal government contract revenue (prime contracts and subcontracts) was 98.0% of current year revenue; with 92.3% from DoD contracts. For the year ended 2010, 97.5% of our sales were from federal government contracts, with 92.9% from DoD contracts.

We provide professional engineering services and scientific expertise in a range of specialized fields, or core business areas described below. Annual revenue, by core business area was:

	Revenue by Fiscal Year
Core Business Area	2011		2010		2009
			(In thousands)
Naval Architecture and Marine Engineering	$335,289	42.7%	$362,990	43.5%	$365,916	45.6%
Defense Operations	192,481	24.4%	193,632	23.2%	203,859	25.4%
Modeling and Simulation	141,236	17.9%	150,696	18.1%	98,116	12.2%
Technology Design and Other Services	118,308	15.0%	126,670	15.2%	134,334	16.8%

Total	$787,314	100.0%	$833,988	100.0%	$802,225	100.0%

Naval Architecture and Marine Engineering. We provide cradle-to-grave technical expertise for total ship and systems design. We are involved from the initial phase of mission analysis and feasibility trade-off studies through contract and detailed design. We offer production supervision, testing, delivery and life-cycle engineering support to commercial and naval markets, domestic and international.
•	We provide systems engineering/design integration, hull form development and performance analysis, structural design and analysis, weight engineering and intact and damage stability analysis.

•	We design and engineer ship systems including propulsion, electrical, fluids/piping, auxiliary, HVAC, deck machinery, and machinery automation and control systems. We provide expertise for machinery integration, test and trials, failure analysis, modeling and simulation, and integrated logistics support.

•	We provide mission and threat analysis, evaluate warfare and combat systems, and develop specifications and installation drawings for topside and below-deck interface requirements, and ship modernizations.

•	We provide ship alteration life-cycle engineering support for modernization, flight upgrades, and service-life extensions.

•	During construction, we provide owner’s representative services, including on-site construction program management, shipyard liaison, field engineering, and test verification; we support ship trials and inspections.

•	We design, develop and deploy submarine and surface combatant technologies for tactical and non-tactical systems. We have acoustic anti-submarine warfare, torpedo defense, and real-time sonar and imaging expertise.
Defense Operations. We perform military and policy analyses, assess logistics management readiness and operational support training, and analyze critical infrastructure risks for the Department of Defense.
•	We analyze major programs and issues related to joint warfare training, mission rehearsal, experimentation and other transformational activities. We develop net-centric initiatives and integrate C4I (command, control, communication, and computer intelligence) initiatives.

•	We support strategic planning efforts and operational exercises. We analyze, plan and implement base realignments and assess the defense industrial base.

•	We provide program, systems and legislative analyses to Office of the Secretary of the Air Force (Acquisition). We deliver management, technical and engineering support to the Program Executive Officer for the Joint Strike Fighter.

•	We help develop education programs for the military. We compile courseware and translate it into electronic and web-based distance learning media.

•	We provide the tools and support to assess vulnerabilities to protect ports, power plants, communications nodes and other infrastructures.

•	We collaborate with communities of interest to produce Joint Capabilities Integration and Development System analysis and capabilities documents.

•	We provide futures analysis requirements and concepts integration analysis.

•	We provide full life-cycle engineering support to the Tank Automotive Research, Development and Engineering Center for all ground combat and combat support weapons and vehicle systems.

Modeling and Simulation. We use our modeling and simulation expertise to examine event outcomes and identify technical failures and operational risks. We recommend solutions to mitigate risk and improve performance.
•	We design and conduct strategic and operations analytic war games to evaluate future operational concepts and force transformation initiatives. We create and implement multi-dimensional simulation system tactical training scenarios for the multi-national experiment series.

•	We manage the Defense Department Modeling and Simulation Information Analysis Center. We develop modeling and simulation tools to support integration and federation of stand-alone simulator-based training and large scale distributed training events.

•	We develop phenomenological models for nuclear, chemical, biological and electromagnetic environments.

•	We develop multi-dimensional visualization files to simultaneously display actual improvised explosive device events, terrain databases and scenario scripts to replay events and allow units to adjust tactics, techniques, and procedures.

•	We use gaming technology to develop proprietary and open source solutions for customers who use “serious” gaming for training and education.

•	We maintain a threat generation library to support world-wide Air Force and Joint training and mission rehearsal operations.

•	We provide modeling and simulation, C4I and operational support for the U.S. Navy’s Fleet Synthetic Continuous Training Environment which delivers distributed, on-demand training.

•	We perform comprehensive engineering analyses to assess ship and offshore system survivability and safety. We use advanced physics-based modeling techniques to assess technical compliance with safety and survivability criteria. We identify failure risks of complex systems and systems of systems. We predict operational response effectiveness to emergency events. We simulate damage events and scenarios, such as explosive weapons effects on structure and systems, fire spread, and progressive flooding. We simulate personnel movement and responses to events to minimize operational impacts.
Technology Design, Engineering, Integration and Assessment. We provide services and technologies to government and commercial customers to reduce cost, enhance performance and safety of complex systems and improve information flow across networks and organizations.
•	We use our reliability engineering expertise to develop and integrate processes for rapid prototype production and flexible manufacturing. We maintain our own rapid prototyping and limited production manufacturing facilities.

•	We provide spectrum management services and analyze radio frequency propagation and network coverage profiles. We use advanced wireless design and evaluation techniques to optimize systems designs.

•	We develop information technology design concepts, perform trade off analyses and improve process designs. We create detailed enterprise and data architectures and implement commercial software to manage content and achieve data interoperability. Our human systems integration products and technical services help the Defense Department operate and maintain its systems.

•	We develop design concepts and requirements and perform trade off analyses to improve energy production processes and equipment. We perform nuclear safety analyses for the Department of Energy, National Laboratories, and commercial customers.

•	We develop and evaluate methods for detecting chemical, biological, and other toxic agents and testing methods for measuring air quality. We determine the constituents and properties of wastes and effluents and develop and validate analytical methods and instruments. We evaluate potential health effects of various substances for the Environmental Protection Agency and the National Institutes of Health.
Corporate History
Alion Science and Technology Corporation was organized in October 2001 as a for-profit Delaware corporation to acquire substantially all the assets and liabilities of IITRI, a not-for-profit Illinois corporation. Alion was an S-corporation from its formation until March 2010 when the Company issued common stock warrants constituting a second class of stock and became a C-corporation. Alion is entirely owned by an employee stock ownership plan (ESOP, the Plan). The Company is the successor in interest to IITRI, a government contractor founded in 1935. The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Trust (the ESOP Trust) owns all of Alion’s issued and outstanding common stock. In December 2002, some eligible IITRI employees directed funds from qualifying retirement account balances into Alion’s ESOP. State Street Bank and Trust Company, the ESOP Trustee, used those proceeds to purchase Alion common stock. The Company used the ESOP proceeds, together with funds from bank loans and other debt to complete the IITRI purchase.

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
The ESOP Trust uses the money employees invest in the ESOP to purchase Alion common stock and allocates ESOP interests to employee accounts according to the Plan’s terms. We make retirement plan contributions to the ESOP and the non-ESOP component for all eligible employee participants. We also make matching contributions to the ESOP for eligible employees based on their pre-tax salary deferrals.
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
Business Strategy
Despite this year’s drop in sales, we plan to grow organically by retaining our existing customers, increasing our work for them and seeking out new customers to use our services. We expect to do this through targeted business development efforts by capitalizing on our skilled work force and our sophisticated solutions competencies. We have several key strategies.
Broaden existing core competencies. We plan to expand our expertise and keep pace with technological developments. We hire skilled employees, engage in business development initiatives and invest in projects to expand our employees’ skill sets. We work to extend our core capabilities to new markets and new customers and focus on enhancing our ability to serve existing customers. Acquisitions significantly enhanced our expertise in our three most significant core business areas: naval architecture and marine engineering; modeling and simulation; and defense operations. We use training coupled with internal- and customer-funded projects to increase our employees’ technology skills. Our Alion University offers employees programs in engineering, program management, and finance and administration to keep our company and our employees in the forefront of the federal and commercial technology solutions markets.
Expand market share by leveraging experience and reputation. We perform a variety of services for a broad base of more than 300 customers, including Cabinet-level government departments and agencies, and state and foreign governments. We plan to use our advanced technological capabilities and our customer relationships to expand our market presence by offering a broader range of services to our existing customers and by delivering our solutions to new customers. We intend to use our customer relationships and our sophisticated technology expertise to strategically expand our Department of Homeland Security (DHS) customer base. For over five years, Washington Technology, Defense News and Military Training Technology have continued to rank us among the top professional services government contractors. And for the past two years, Military Times EDGE has voted us a “Best for Vets Employer.” Washington Business Journal continues to rank Alion in its top twenty technology employers and government contractors.

Improve financial performance and increase sales. Despite the uncertainties of the federal budget process which is likely to ultimately reduce Department of Defense spending levels, and despite the attendant procurement delays in fiscal 2011, we remain focused on growing our business and striving to achieve operating efficiencies. Although our revenue declined 5.6% this year, over the past five years our sales grew organically at a 9.1% compound annual rate from $508.6 million in 2006 to $787.3 million in 2011. We intend to strengthen our financial performance by continuing to grow organically and controlling operating costs. We believe we can achieve an even more competitive cost structure than we currently have which will enhance our ability to win business and improve our operating results. We believe Alion’s size and expertise position us to continue to bid on larger government programs and broaden our customer base.
Market and Industry Background
The President’s proposed 2012 budget outlines future reductions in defense spending. Overseas contingency operations funding for the wars in Afghanistan and Iraq is expected to decline over the next several years. President Obama has ordered all troops to leave Afghanistan by 2014. There are critical programs still supported by this funding and what happens to them in the long term is unclear. The same funding supports the military’s equipment reset efforts, and there is a sizeable backlog of equipment to be repaired and relocated.
In the 1990’s when defense budgets plunged, companies still thrived by acquiring or merging with competitors. Now the driver is the Defense Department’s desire for solutions to operational problems. Field commanders are seeking real end-user benefits such as lighter body armor, more efficient batteries and faster video-streaming and data analysis. In September 2010, Ashton Carter, then Under Secretary of Defense for Acquisition, Technology and Logistics, directed the military services to focus on finding ways to “do more without more.”
Phasing out time-and-material and sole source ID/IQ contracts, utilizing fixed-price performance-based contracts and fixed-price level of effort or cost-plus-fixed-fee contracts are among the many cornerstones of Under Secretary Carter’s initiative that seeks savings by providing incentives for greater efficiency in industry service contracting. Reduced internal defense overhead, eliminating unproductive or unneeded programs and activities, and improved contracting efficiencies are expected to yield two-thirds of the savings according to Deputy Secretary of Defense Lynn. Cost containment and cost efficiency have become the new mantra; the services are being required to deliver $100 billion in cost savings over five years beginning this fiscal year.
Even as the government continues to focus on changing the procurement environment and contracting activity and controlling costs, we have seen Alion’s cost-reimbursable revenue continue to increase each year. We do not perform inherently governmental functions; we deliver highly sophisticated scientific and engineering research services. We believe increased government in-sourcing for acquisition-skilled support services will not materially adversely affect our operations or demand for our higher-end technical expertise.
Although Alion is not involved in producing or designing any of the major end-item platforms facing budgetary constraints, we did experience some program delays over the past year caused by multiple continuing resolutions and protracted political and budgetary uncertainties. We do not expect future acquisition program cuts or delays will materially adversely affect us. We believe recent contract and task order awards support our expectations. From July through September 2011, we won $447 million in new contracts and $232 million in increased funding on existing contracts to support Army, Navy and Air Force customers.
The Department of Defense is facing a modernization crisis as weapon systems in all the services are aging. The military services are pushing life extension programs far more than they originally anticipated when they initially deployed these weapon platforms and their major support systems. Current ship production rates cannot sustain the Navy’s fleet objective of 313 ships. The Army is emphasizing replacement and reset because so much of its equipment is in Afghanistan and Iraq. The Air Force is extending the useful lives of bombers and fighter planes as its fleet recapitalization rate is increasing to a 50-year cycle. We believe Alion’s particular expertise will be in demand to provide essential analytical services and program management expertise to support the effort to extend assets’ useful lives. Consistent with this outlook, we continue to believe future acquisition program cuts or delays will not adversely affect us significantly. We expect the government’s cost-containment priorities will help us sell our customers the services and technical solutions we offer that will allow them to improve their operating efficiency and effectiveness.
We are primarily a government contractor.
For the past three years, over 96% of our sales were from federal government contracts; more than 80% of our revenue comes from our prime contracts. The Defense Department is our largest customer. We expect most of our revenue will continue to come from federal government contracts on which we work as a prime contractor or subcontractor. As a prime contractor, we have direct contact with our government customer. As a subcontractor, we work for a prime contractor, which serves as the point of contact with the government agency overseeing the program.

Our federal government contracts are normally multi-year contracts funded on an annual basis based on Congressional budget authorizations and appropriations. Each year Congress appropriates funds for authorized programs for the coming government fiscal year. Recently, budget delays have pushed the approval process later into the fiscal year. The annual Congressional appropriations process means a contract is usually only partially funded at the outset of a major program. Normally a procuring agency commits additional money to a contract only as Congress makes appropriations in future fiscal years. The government can modify or discontinue any contract at its discretion or due to contractor default. The government can terminate or modify a contract for any of a variety of reasons, including funding constraints, changing government priorities or changes in program requirements. If the government terminates one of our contracts at its discretion, it typically pays us for all the services we performed and costs we incurred prior to termination, our termination-related costs, and a negotiated contract fee.
Contract Types. We have a diverse contract base. Many customers utilize our ID/IQ multiple-award delivery order contract vehicles. Four of our five largest contracts are ID/IQ delivery order contracts representing 47% of our sales this year; our single largest individual contract accounted for 11% of our sales. As of September 30, 2011, we had a portfolio of almost 700 individual active contracts and task orders. Our contracts have three types of pricing structures: cost-reimbursement, fixed-price and time-and-material.
Cost-reimbursement contracts allow us to recover our direct labor and materials costs, a share of allocable indirect expenses, plus a fixed or variable fee depending on the contract. Indirect expenses are costs related to operating our business that we can recover under government contract rules. Fixed-price contract customers pay a stated amount intended to cover all our direct and indirect costs, and profits. We assume the risk of any cost overruns and receive the benefit of any cost savings on fixed price contracts. Time-and-material contracts have fixed hourly billing rates designed to cover our labor costs, indirect expenses and profit, and cost reimbursable provisions for materials and other direct costs. We have traditional closed-end contracts and multiple award contracts which require sustained post-award effort to realize revenue. The following table summarizes our revenue by contract type for the years ended September 30, 2011, 2010, and 2009.

	Revenue by Fiscal Year
Contract Type	2011		2010		2009
	(In thousands)
Cost-reimbursement	$641,871	81.5%	$636,194	76.3%	$567,285	70.7%
Fixed-price	54,741	7.0%	87,624	10.5%	91,874	11.5%
Time and material	90,702	11.5%	110,170	13.2%	143,066	17.8%

Total	$787,314	100.0%	$833,988	100.0%	$802,225	100.0%

We try to reduce our financial and performance risks at each stage in the contracting process. However, sometimes we begin providing services before a U.S. government agency has actually signed or funded a contract or task order. We are at risk for costs we incur before a new contract is executed or an existing contract is modified. The practice is customary in our industry, particularly where a company has oral notification of a contract award, but has not received required contract documents. We designed our internal procedures to provide services “at risk” only when we believe funding is highly probable and delays are administrative or technical in nature. In most cases, we get paid for all our costs when a contract is ultimately executed or modified. However, we cannot be certain, when we work at risk, that we will receive an executed contract or that we will be paid for all our costs. As of September 30, 2011, we had $31 million in contract costs at risk; 30% of that amount represents award fees we believe we have earned where we had yet to receive permission to bill our customers.
We compete for key contracts from various U.S. government agencies. Our business development and technical personnel target contract opportunities and analyze each customer’s priorities and overall market dynamics. Depending upon whether a targeted contract is a renewal or a new opportunity, it can take as little as three months and up to three years to develop and execute our strategy before a customer ultimately issues a contract. When we decide to pursue a potential contract, we mobilize a core group of employees with the requisite expertise to lead our bidding and proposal preparation efforts. We supplement our internal capabilities with a network of consultants and other industry experts as necessary. To enhance our prospects of winning a contract, we team with other contractors, frequently our competitors, who have complementary technical strengths.

When we win a contract or task order, we assign a project manager and a task leader to ensure we timely deliver high-quality services. Program managers regularly interface with customers to evaluate Alion’s performance and customer satisfaction levels. Managers use our financial management and information systems to compare costs to funding ceilings and measure performance and profitability.
Government Oversight. Federal government auditors and technical specialists regularly review our administrative procedures and our cost accounting policies and practices. Costs on flexibly-priced federal government contracts are subject to Defense Contract Audit Agency (DCAA) and other audits and negotiated adjustments. An audit may reveal that some costs charged to a government contract are not allowable, either in whole or in part. In these circumstances, we must repay the federal government any money it paid us for unallowable costs, plus interest and possible penalties. The government considers Alion a major contractor and maintains an onsite audit office. DCAA is currently auditing our 2006 and 2007 claimed indirect costs. We are negotiating our 2005 indirect rates and have settled our rates through 2004. We timely submitted our indirect cost proposals for all open fiscal years and expect to submit this year’s incurred cost proposal next March as required. We have recorded revenue on federal government contracts in amounts we expect to realize.
Backlog. Our contract backlog represents an estimate, as of a specific date, of the remaining future revenue we expect from existing contracts. On September 30, 2011, backlog on existing contracts and executed delivery orders totaled $2.6 billion, of which $403.8 million was funded. The Company estimates it has an additional $3.6 billion of unfunded contract ceiling value for an aggregate total backlog of $6.2 billion. Funded backlog is the value of executed contract funding less previously recognized revenue. Unfunded backlog is the estimated value of additional funding not yet authorized by customers on our existing contracts. Pre-negotiated contract options, options not yet exercised by a customer for additional years and other extension opportunities in existing contracts are included in estimated contract ceiling backlog. We estimate unfunded contract ceiling value for ID/IQ and similar contracts as the difference between estimated total contract value and the total value of all executed delivery orders.
Because the U.S. government operates under annual appropriations, its departments and agencies typically fund contracts on an incremental basis. Thus, only a portion of total contract backlog is “funded.” Funded backlog varies based on procurement and funding cycles and other factors beyond our control. Future funding from executing new contracts and extending or renewing existing contracts increases our backlog; completed contracts, early terminations, and reductions in estimated future revenue on existing contracts reduce backlog. Estimates of future revenue from contract backlog are by their nature inexact. Timing and receipt of future revenue are subject to various contingencies, many of which are outside of our control. Accordingly, year over year comparisons are not necessarily indicative of future revenue trends. The table below shows the value of our contract backlog as of September 30, 2011, 2010 and 2009.

	September 30,
Backlog:	2011	2010	2009
	(In millions)
Funded	$403.8	$407.8	$376.5
Unfunded	2,158.7	2,366.8	2,331.5
Ceiling	3,655.2	3,839.0	3,676.8

Total	$6,217.7	$6,613.6	$6,384.8

Proposal backlog is an estimate, as of a specific date, of the contract value of proposals we are preparing to submit in response to a customer request, and proposals we have submitted for which we are awaiting an award decision. How much of our proposal backlog we ultimately realize as revenue depends upon our success in the competitive proposal process, and on receiving tasks and funding under ensuing contracts. We will not win contract awards for all of the proposals we submit to potential customers. Our past proposal backlog contract win rates should not be viewed as an indication of our future success rates. The table below shows the value of our proposal backlog as of September 30, 2011, 2010 and 2009.

	September 30,
	2011	2010	2009
	(In millions)
In-process	$619	$280	$361
Submitted	1,905	1,715	1,491

Total	$2,524	$1,995	$1,852

Corporate Culture, Employees and Recruiting
We strive to create a culture that promotes performance excellence; respects colleagues’ ideas and judgments; and recognizes the value of our professional staff’s unique skills and capabilities. We seek to attract highly qualified and ambitious employees. We strive to establish an environment in which all employees can make their best personal contribution and have the satisfaction of being part of a unique team. We believe we have a track record of successfully attracting and retaining highly skilled employees because of the quality of our work environment, the professional challenges of our assignments, and the financial and career advancement opportunities we offer.
As of September 30, 2011, we had approximately 2,985 employees, and approximately 2,781 full-time employees. Approximately 28% of our employees have Ph.D.s or masters degrees, and approximately 79% of our employees have college degrees. More than 31% of our employees have Top Secret or higher level security clearances. We believe we have a good relationship with our employees. None of our employees is covered by a collective bargaining agreement.
We view our employees as our most valuable asset. Our success depends in large part on attracting and retaining talented, innovative, experienced professionals at all levels. We rely on the availability of skilled technical and administrative employees to perform our research, development and technological services for our customers. The market for certain technical skills in our core business areas is at times extremely competitive. This makes employee recruiting and retention in these and other specialized areas extremely important. We believe our benefits package, work environment, incentive compensation, and employee-ownership culture will continue to be important in recruiting and retaining highly skilled employees.
Our Customers
We provide scientific, research and development, technical expertise, and operational support to a diverse group of U.S. government customers, as well as commercial, state, local and international government customers. As of September 30, 2011, we had 334 different customers, including a number of Cabinet-level U.S. government departments and agencies, state, and foreign governments. We have almost 500 Department of Defense contracts and delivery orders with the U.S. Navy, Army and Air Force; the Joint Forces Command; DARPA; the Defense Information Systems Agency and others representing 92.3% of our 2011 revenue. Other federal government departments and civilian agencies accounted for 5.7% of our sales, including the National Institute of Environmental Health Sciences, the U.S. Department of Energy and the EPA. State and local governments and commercial and international customers accounted for the remaining 2.0% of current year revenue. The table below shows revenue by customer category for our past three fiscal years.

	September 30,
	2011		2010		2009
	(In thousands)
U.S. Department of Defense	$726,128	92.3%	$774,439	92.9%	$731,815	91.2%
Other Federal Civilian Agencies	45,083	5.7%	38,659	4.6%	37,444	4.7%
Commercial and International	16,103	2.0%	20,890	2.5%	32,966	4.1%

Total	$787,314	100.0%	$833,988	100.0%	$802,225	100.0%

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
We frequently compete against well-known firms in the industry as a prime contractor. Our competitors include Booz Allen Hamilton, BAE, CACI International Inc., Science Applications International Corporation, SRA International, Inc., Computer Sciences Corporation, ITT, TASC, QinetiQ, ManTech International, and the services divisions of Lockheed Martin, General Dynamics and Northrop Grumman.

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
In our experience, price and technical capabilities are a customer’s two most important considerations in contracts for complex technological programs. We believe our customer knowledge, our government contracting and technical capabilities, and our pricing policies enable us to compete effectively. Over the past three years, we won 55% of the dollar value of all contracts we bid on and over 84% of the dollar value of contract bids where we were the incumbent.
Change in Tax Status
From inception until March 22, 2010, Alion was an S-corporation and was not subject to federal or most state income taxes. All our subsidiaries were qualified S-corporation subsidiaries or disregarded entities. An S corporation is a reporting entity which can only have a single class of stock, no more than 100 shareholders, and only certain kinds of shareholders, such as individuals, trusts and certain tax-exempt organizations like ESOPs. Alion’s income and losses were allocated to the ESOP Trust, its tax-exempt shareholder.
On March 22, 2010, we issued deep-in-the-money warrants deemed to constitute a second class of stock. Because we now have two classes of stock, we no longer qualify as an S-corporation and automatically became a C-corporation. Some of our subsidiaries are also subject to separate state income tax and reporting requirements. Last year we filed two sets of tax returns, one for part of the year as an S corporation and the other for the part of the year as a C corporation. Going forward we will only file C corporation tax returns. We are also subject to franchise and other business taxes unaffected by our change in federal tax status.
The Internal Revenue Code permits the IRS to impose significant penalties on a subchapter S employer that maintains an ESOP if the ESOP allocates stock to certain “disqualified persons” above statutory limits or if disqualified persons as a group own 50% or more of a company’s stock. For this purpose, a “disqualified person” is typically someone who owns 10% or more of the subchapter S employer’s stock (including deemed ownership through warrants, stock appreciation rights, phantom stock, and similar rights). The KSOP and our stock appreciation rights plan have provisions designed to prohibit allocations that violate these limits. Apart from the warrants related to the IIT subordinated note that formerly represented approximately 24% of our common stock, no one person ever held an ownership interest representing more than 5% of Alion while we were an S corporation. See Note 14 — Redeemable Common Stock Warrants in our audited financial statements elsewhere in this report.
Business Development and Promotional Activities
We promote our contract research services by meeting face-to-face with current and potential customers, obtaining new work from satisfied customers, and responding to requests for proposals (RFPs) and international tenders current and prospective customers publish or direct to our attention. We use our knowledge of and experience with U.S. government procurement procedures, and our relationships with government personnel, to try to maximize our ability to respond timely to RFPs and customer requests. We bid on contracts in our core business areas and related areas where we believe we have a good chance of winning. When we bid on a potential contract, we draw on our core business area expertise to display the technical skills we can bring to a particular contract.
Our business developers work face-to-face with customers, are experienced in marketing to government customers, know the services and products they represent, and understand each particular customer’s organization, mission and culture. These professionals possess a working knowledge of rules governing the marketing limitations that are unique to the government arena. They understand government funding systems, conflict of interest restrictions and procurement integrity directives, and the procedural requirements designed to establish a level competitive playing field to ensure appropriate use of public funds.
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

In each of the past three years, we spent approximately $0.7 million on internally-funded research and development. This is in addition to our substantial research and development activities on customer-funded projects and internally-developed capital assets. We believe actively fostering an environment of innovation is critical to our ability to grow our business, allowing us to proactively address issues of national concern in public health, safety and national defense.
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
Seasonality
Our business is not seasonal. However, it is not uncommon for federal government agencies to award extra tasks or complete other contract actions in the weeks before the end of the federal government’s fiscal year (which is September 30) in order to avoid the loss of unexpended fiscal year funds. Additionally, our quarterly results are impacted by the number of working days in a given quarter. There are generally fewer working days for our employees to generate revenue in the first and fourth quarters of our fiscal year.
Foreign Operations
In each of the past three fiscal years, nearly all our revenue came from contracts with U.S.-based customers. We treat sales to U.S. government customers as United States sales regardless of where we perform our services.
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
In August 2004, we refinanced the senior debt we incurred to acquire IITRI’s assets. Partly to fund our growth through subsequent acquisitions, we incurred substantial additional debt. In March 2010, we re-financed our outstanding Term B senior debt and subordinated debt by issuing Senior Secured Notes. As of September, 2011, we owe lenders $582.0 million: approximately $319.6 million in senior secured note principal; $245 million in unsecured note principal; and $17.4 million in accrued interest. Secured note principal will increase from now through November 2014 as we issue notes for paid-in-kind (PIK) interest. We have managed significant amounts of debt since December 2002. However, we continue to face challenges in functioning as a highly leveraged company in volatile and unfavorable credit markets.
Our substantial debt has and could continue to:
•	make it more difficult for us to satisfy our debt-related obligations; any failure to comply with any of our debt instrument obligations, including restrictive and financial covenants, could result in an event of default under our debt agreements;

•	make it more difficult for us to satisfy our repurchase obligations to ESOP participants;

•	increase our vulnerability to general adverse economic and industry conditions and make it more difficult for us to react to changing conditions;

•	limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions, other business opportunities, new technologies or other general corporate requirements;

•	require a substantial portion of our operating cash flow to pay interest on our debt and thus reduce our ability to use our cash flow for future business needs;

•	limit our flexibility to plan for, or react to changes in our business and the government contracting industry; and

•	place us at a competitive disadvantage compared to less leveraged companies.
Despite our current debt levels, we and our subsidiaries may still be able to incur more debt. This could further aggravate risks associated with our substantial leverage.
We have the ability to incur additional debt, including the ability to raise up to $10 million of additional senior secured debt with first-out rights and an additional $10 million of pari passu senior secured debt, subject to limitations that are imposed by covenants in our revolving credit facility, the indenture governing the 10 1/4% senior unsecured notes, (the Unsecured Note Indenture) and the indenture governing the 12% senior secured notes (the “Secured Note Indenture”). In addition, PIK interest on the secured notes will increase our debt by the amount of PIK notes we issue. The Unsecured Note Indenture, the current revolving credit facility and the Secured Note Indenture do not completely prohibit us from incurring additional debt. The more we borrow, the more we, and in turn our security holders, become exposed to the risks described under “We have incurred a significant amount of debt; our debt load may limit our financial and operational flexibility which could prevent us from fulfilling our obligations under our debt agreements.” See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Discussion of Debt Structure” for additional information.
Our Unsecured Note Indenture, revolving credit facility and the Secured Note Indenture restrict our operations.
Our Unsecured Note Indenture, revolving credit facility, and the Secured Note Indenture contain, and our future debt agreements may contain, covenants that may restrict our ability to engage in activities that may be in our long-term best interest, including financing future operations or capital needs or engaging in other business activities. Our Unsecured Note Indenture, revolving credit facility and the Secured Note Indenture restrict, among other things, our ability and the ability of our subsidiaries to:
•	incur additional debt other than permitted additional debt;

•	pay dividends or distributions on our capital stock;

•	purchase, redeem or retire capital stock other than to satisfy ESOP repurchase obligations;

•	pay certain amounts required under our equity-based and incentive compensation plans;

•	spend more than $8 million per year on capital assets;

•	make acquisitions and investments other than permitted acquisitions and permitted investments;

•	issue or sell preferred stock of subsidiaries;

•	create liens on our assets;

•	enter into certain transactions with affiliates;

•	merge or consolidate with another company; or

•	transfer or sell assets outside the ordinary course of business.
Our revolving credit facility requires us, and future debt agreements may require us, to maintain specified financial levels relating to, among other things, our minimum trailing twelve-month EBITDA. Future debt agreements may also impose other minimum financial performance requirements including, but not limited to, fixed charge coverage and net worth tests. Events beyond our control can affect our ability to meet these financial performance requirements; we cannot guarantee that we will meet these tests.
Default under the revolving credit facility, the Unsecured Note Indenture or the Secured Note Indenture could allow lenders to declare all amounts outstanding under the revolving credit facility, the Secured Notes and the Unsecured Notes to be immediately due and payable. We have pledged substantially all of our assets to secure our revolving credit facility and secured note debt. If credit facility lenders were to declare the revolving credit facility balance due, they could proceed against those assets. Any event of default could have a material adverse effect on our business, financial condition and operating results if creditors were to exercise their rights.
From time to time we may require consents or waivers from our lenders to permit actions prohibited by the revolving credit facility, the Unsecured Note Indenture or the Secured Note Indenture. If, in the future, lenders refuse to waive restrictive covenants and/or financial levels under the revolving credit facility, the Unsecured Note Indenture and/or the Secured Note Indenture, we could be in default on the revolving credit facility, the Unsecured Note Indenture and/or the Secured Note Indenture. We could be prohibited from undertaking actions necessary or desirable to maintain or expand our business. There is no guarantee we will be able to obtain additional consents or waivers from our lenders.
We may not be able to obtain financing in the future, and the terms of any future financings may limit our ability to manage our business. Difficulties in obtaining financing on favorable terms would have a negative effect on our ability to execute our business strategy.
We may need to seek additional capital in the future to refinance or replace existing long-term debt, meet current or future business plans, meet working capital needs or for other reasons. Based on current market conditions, the availability of financing is, and may continue to be, limited. There can be no assurance that we will be able to obtain future financings on acceptable terms, if at all. In addition, the secured notes, the revolving credit facility and the unsecured notes mature between August 2014 and February 2015, which could further limit our ability to obtain additional financing on acceptable terms, if at all.
Standard & Poor’s lowered our corporate family credit rating to CCC+ in August 2011. This downgrade or further downgrades could increase our cost of capital, or limit any attempt to obtain additional financing in the future. An increase in our cost of capital would adversely affect our results of operations and our financial position.
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

If we breach our financial covenants, we could have to amend our revolving credit facility financial covenants which could materially affect our ability to finance our future operations, future acquisitions or capital needs.
In October 2009, we agreed with our then senior lenders to amend the interest coverage ratio and the maximum senior secured leverage ratio covenants under our now-extinguished Term B Senior Credit Agreement effective through the end of our fiscal year 2010 and through the end of our first quarter of our fiscal year 2011 in order to provide us with more flexibility. On December 14, 2009, we entered into a waiver agreement to the Term B Senior Credit Agreement under which our lenders agreed to waive, among other things, covenant defaults that resulted from either the miscalculation of Consolidated EBITDA or the failure to comply with covenants had the cash outflows relating to the settlement of deferred compensation plans and certain retirement obligations been deducted from the calculation of Consolidated EBITDA. The waiver applied to these defaults that existed on or before December 14, 2009 and to any defaults that arose as a result of properly calculating Consolidated EBITDA for the fiscal year and quarter ended September 30, 2009. The waiver did not apply to any covenant breach after December 14, 2009 or for any periods after our 2009 fiscal year end.
We expect to be able to meet our revolving credit facility financial and other covenants for at least the next 24 months. However, we may be unable to meet these financial and other debt covenants in the future, which could require us to amend the revolving credit facility on less favorable terms. If we were to default under the revolving credit facility, we could pursue an amendment or waiver with our existing lenders, but there can be no assurance that the lenders would grant an amendment or waiver. In light of current credit market conditions, any such amendment or waiver might be on terms, including additional fees, increased interest rates and other more stringent terms and conditions materially disadvantageous to us. If we were unable to meet these financial covenants in the future and unable to obtain future covenant relief or an appropriate waiver, we could be in default under the revolving credit facility. This could cause all amounts borrowed under it and all underlying letters of credit to become immediately due and payable, expose our assets to seizure, cause a potential cross-default under our indentures and possibly require us to invoke insolvency proceedings including, but not limited to, a voluntary case under the U.S. Bankruptcy Code.
Risks Related to Our Business and Operations
We expect to experience net losses in at least our next four years of operation.
We have had a net loss every year since our inception in late 2002. We expect to incur a net loss in at least our next four years of operation, fiscal years 2012 through 2015. Interest expense on existing debt, amortization of purchased contracts and future deferred income tax expense are among the most significant factors contributing to our estimated future net losses. The size of future losses and achieving profitability depend on achieving significant revenue growth and controlling expenses. We may not become profitable if revenue grows more slowly than we anticipate, or if operating expenses exceed our expectations. Even if we become profitable, we may not be able to sustain our profitability.
Our ability to meet our financial and other future obligations depends on our future operating results. We cannot be sure we will be able to meet these obligations as they come due.
Our ability to pay our debt, to comply with financial covenants, and to fund working capital and planned capital expenditures depends on our ability to generate cash flow in the future. We cannot be certain our business strategy will succeed or that we will achieve our anticipated financial results. Our financial and operational performance depend upon a number of factors, many of which are beyond our control. Risk factors include:
•	when and how much of our contract backlog our customers fund;

•	how long our customers take to pay us;

•	when and whether we win new contracts and how we perform on our contracts;

•	whether we can increase our annual revenue and/or operating income;

•	how much in payroll deferrals and rollovers our employees spend to purchase our common stock;

•	how much we have to spend to repurchase our stock from current and former employees;

•	current economic conditions and conditions in the defense contracting industry;

•	U.S. government spending levels, both generally and by our particular customers;

•	failure by Congress to timely approve budgets for federal departments and agencies we support;

•	operating difficulties, operating costs or pricing pressures;

•	new legislation or regulatory developments that adversely affect us; and

•	any delays in implementing strategic projects.

These factors will also affect our ability to meet future ESOP re-purchase obligations. In August 2014, we must re-pay any outstanding revolving credit facility balance. We are required to pay all principal and accrued interest outstanding on our Senior Secured Notes on November 1, 2014. Three months later on February 1, 2015, we are required to pay all principal and accrued interest outstanding on our Senior Unsecured Notes.
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
We face intense competition from many companies that have greater resources than we do. This could cause price reductions, reduced contract profitability, and loss of market share.
We operate in highly competitive markets and often encounter intense competition to win contracts. If we are unable to successfully compete for new business, our revenue may not grow and operating margins may decline. Many of our competitors are larger and have greater financial, technical, marketing, and public relations resources, larger client bases, and greater brand or name recognition than we do. Larger competitors include U.S. federal systems integrators such as Booz Allen Hamilton, Computer Sciences Corporation, CACI International Inc., Science Applications International Corporation, SRA International, Inc., ManTech International, and the services divisions of large defense contractors such as Lockheed Martin Corporation, General Dynamics Corporation and Northrop Grumman Corporation. Our larger competitors may be able to vie more effectively for very large-scale government contracts. Our larger competitors also may be able to provide clients with different or greater capabilities or benefits than we can provide in areas such as technical qualifications, past performance on large-scale contracts, geographic presence, price, and availability of key professional personnel. Our competitors have established relationships among themselves or with third parties, including through mergers and acquisitions, to increase their ability to address client needs. They may establish new relationships; new competitors or competitive alliances may emerge.
Our ability to compete for desirable contracts will depend on: the effectiveness of our internal and customer-funded research and development programs; our ability to offer better performance than our competitors at lower or comparable cost; the readiness of our facilities, equipment and personnel to perform the programs for which we compete; and our ability to attract and retain key personnel. If we do not continue to compete effectively and win contracts, our future business, financial condition, results of operations and our ability to meet our financial obligations may be materially compromised.
Historically, a few contracts have provided most of our revenue. If we do not retain or replace these contracts our operations will suffer.
The following five federal government contracts accounted for half of our revenue both this year and last year.
1.	Modeling and Simulation Information Analysis Center for the Defense Information Systems Agency (14%, 13%)

2.	Seaport Multiple Award Contract for the Naval Sea Systems Command (NAVSEA) (14%, 9%)

3.	Technical and Analytical Support for the U.S. Air Force (11%, 10%)

4.	Seaport E Multiple Award Contract for NAVSEA (11%, 13%)

5.	Weapons System Information Analysis Center for the Defense Information Systems Agency (8%, 6%)
Termination of these contracts or our inability to renew or replace them when they expire could cause our revenue to decrease and could have a material adverse effect on our business, financial condition, operating results or ability to meet our financial obligations.
If we are unable to manage growth, our business could be adversely affected.
Sustaining long-term growth has placed significant demands on our management, and on our administrative, operational and financial resources. To achieve and manage growth, we must improve operational, financial and management information systems, and expand, motivate and manage our workforce. If we are unable to achieve and manage growth without compromising our quality of service and our profit margins, or if systems we implement to aid in managing our growth do not produce expected benefits, our business, prospects, financial condition, operating results or ability to meet our financial obligations could be materially adversely affected.

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
Availability of highly trained and skilled professional, administrative and technical personnel is critical to our future growth and profitability. Even in the current economic climate, competition in our industry for scientists, engineers, technicians, management and professional personnel is intense and competitors aggressively recruit key employees. Competition for experienced personnel, particularly in highly specialized areas, has made it more difficult for us to timely meet all our staffing needs. We cannot be certain we will be able to attract and retain required staff on acceptable terms. Any failure to do so could have a material adverse effect on our business, financial condition, operating results and our ability to meet our financial obligations. Failure to recruit and retain a sufficient number of these employees could adversely affect our ability to maintain or grow our business. Some of our contracts require us to staff a program with personnel the customer considers key to successful performance. If we cannot provide these key personnel or acceptable substitutes, the customer may terminate the contract, and we may not be able to recover our costs.
In order to succeed, we will have to keep up with a variety of rapidly changing technologies. Various factors could affect our ability to keep pace with these changes.
Our success will depend on our ability to keep pace with changing technologies in our core business areas. These technologies can change rapidly. Even if we keep up with the latest developments and available technology, newer services or technologies could negatively affect our business. Integrating our research services’ diverse technologies is complex and often has not been previously attempted. Our success will depend significantly on our ability to develop, integrate and deliver technologically advanced services and solutions at the same or faster pace as our competitors, many of which have greater resources than we do.
A continued economic downturn could harm our business.
Our business, financial condition, operating results and ability to meet our financial obligations may be affected by various economic factors. Continued unfavorable economic conditions may make it more difficult for us to achieve or maintain revenue growth. In an economic recession, or under other adverse economic conditions which may arise from natural or man-made events, customers and vendors may be less likely to meet contractual terms and payment or delivery obligations. Continued weakness or further deterioration of economic conditions may have a material adverse effect on our business, financial condition, operating results and ability to meet our financial obligations.
Adverse changes in market conditions, the stock market or the merger and acquisition environment in our industry could adversely affect the value of our goodwill which could cause us to recognize an impairment charge.
If market conditions were to become more unfavorable, if merger and acquisition activity in our industry were to occur at significantly lower prices, or we are unable to increase revenue and operating profit, we might have to recognize an impairment charge to the significant goodwill we have from our prior acquisitions. An impairment charge could have a material adverse effect on our operating results and financial position.
Our employees may engage in misconduct or other improper activities, which could harm our business.
We are exposed to the risk of employee fraud or other misconduct. Employee misconduct could include intentional failures to comply with U.S. government procurement regulations, unauthorized activities, attempts to obtain reimbursement for improper expenses, or submission of falsified time records. Employee misconduct could also involve improper use of our customers’ sensitive or classified information, which could result in regulatory sanctions against us and serious harm to our reputation. It is not always possible to deter employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in controlling unknown or unmanaged risks or losses, which could harm our business, financial condition, operating results and our ability to meet our financial obligations.

The interests of the ESOP Trust may not be aligned with the interests of participants in the ESOP component of the KSOP.
The ESOP Trust owns 100% of our outstanding shares of common stock. It can control the election of a majority of our directors, the outcome of most matters submitted to a vote of stockholders, and can change our management. The interests of the ESOP Trust may not be fully aligned with the interests of ESOP participants and this could lead to a strategy that is not in the best interests of those participants. The ESOP Committee, which consists of four members of Alion management and three employees, can direct the ESOP Trustee how to vote on most, but not all, matters.
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
At all times from Alion’s formation through March 22, 2010, we were treated as an S corporation for U.S. federal income tax purposes. As an S corporation, we were not subject to federal income taxes or most state income taxes. Our income, gains, losses, deductions and credits flowed to our sole shareholder, the ESOP Trust. On March 22, 2010, we became a C corporation required to pay federal and state income taxes at regular corporate rates. Our change in tax status could reduce cash available to repay debt, invest in operations or fulfill our other financial obligations.
Our operations involve several risks and hazards, including potential dangers to our employees and to third parties that are inherent in aspects of our business. If we do not adequately insure against these risks, unanticipated losses could materially and adversely affect our financial condition and operating results.
We maintain insurance against risk and potential liabilities related to our operations. We believe we maintain reasonable levels of insurance that limit our likely exposure to unanticipated losses. Our insurance coverage may not be adequate to cover claims or liabilities, and we could be forced to bear significant costs from an accident or incident. Substantial claims in excess of our related insurance coverage could cause our actual results to differ materially and adversely from those anticipated.
Internal system or service failures could disrupt our business and impair our ability to effectively provide our services and products to our customers, which could damage our reputation and adversely affect our revenue, profitability and operating results.
Our information technology systems are subject to systems failures, including network, software or hardware failures, whether caused by us, third-party service providers, intruders or hackers, computer viruses, natural disasters, power shortages or terrorist attacks. Any such failures could cause loss of data and interruptions or delays in our business, cause us to incur remediation costs, subject us to claims and damage our reputation. Failure or disruption of our communications or utilities could cause us to interrupt or suspend our operations or otherwise adversely affect our business. Any system or service disruptions if not anticipated and appropriately mitigated could have a material adverse effect on our business including, among other things, an adverse effect on our ability to bill our customers for work performed on our contracts, collect the amounts that have been billed and produce accurate financial statements in a timely manner. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption and, as a result, our results of operations could be materially and adversely affected.

Risks Related to Our Industry
We depend on U.S. government contracts for substantially all of our revenue. Changes in the contracting or fiscal policies of the U.S. government could adversely affect our business, financial condition or results of operations.
In each of the past three years, at least 96% of our sales came from U.S. government agency prime contracts and subcontracts; more than 90% of our sales were to Department of Defense customers. Contracts with other government agencies accounted for approximately 5% of our sales each year. We expect U.S. government contracts will to continue to account for most of our revenue in the future. Changes in U.S. government contracting policies could directly affect our financial performance. Factors that could materially adversely affect our U.S. government contracting business include:
•	budgetary constraints affecting U.S. government spending generally, or specific departments or agencies in particular;
•	changes in U.S. government fiscal policies or available funding;
•	changes in U.S. government defense and homeland security priorities;
•	changes in U.S. government programs or requirements;
•	U.S. government curtailment of its use of technology services firms;
•	adoption of new laws or regulations;
•	technological developments;
•	U.S. government shutdowns, threatened shutdowns or budget delays;
•	competition and consolidation in our industry; and
•	general economic conditions.
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
Alion depends heavily on federal government contracts. Delays in the federal budget process, including actions related to the debt ceiling, or a federal government shutdown, could delay procurement of the products, services and solutions we provide and adversely affect our sales, gross margin, operating results and cash flows.
Alion derives a significant portion of its revenue from the federal government and from prime contractors to the federal government. The Company expects to continue to derive significant sales from federal government contracts and prime contractors. Funding under those contracts is conditioned upon the continuing availability of Congressional appropriations and agency budgets. Congress usually appropriates funds on a fiscal year basis even though contract performance may extend over many years. The programs in which Alion participates must compete with other federal government programs and policies for funding during the budget and appropriation process. Concerns about increased deficit spending, along with continued economic challenges, continue to place pressure on federal customer budgets. While the Company believes that its programs are well aligned with national defense and other priorities, shifts in domestic spending and tax policy, changes in security, defense, and intelligence priorities, the affordability of the Company’s products and services, general economic conditions and developments, and other factors may affect a decision to fund or the level of funding for existing programs under which we perform contracts or proposed programs under which we might bid for future work.
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
Congress’s failure to agree on deficit reduction goals contemplated in the August 2011 agreement to increase the debt ceiling creates constraints on and uncertainties about the level of future federal spending. While specific budgetary decisions are not yet known, such constraints could delay or cancel key programs in which Alion is involved and could materially and adversely affect our cash flows, liquidity and operating results. If the federal budget process were to result in a prolonged federal government shutdown, we could incur substantial unreimbursed labor or other costs, or it could delay or cancel key programs, which could materially adversely affect our cash flows and operating results.

In addition, when the U.S. Government requires supplemental appropriations to operate or fund specific programs, and legislation to approve any supplemental appropriation bill is delayed, credit markets can react adversely to the uncertainty. Recently, Standard & Poor’s downgraded the credit rating of the U.S. national debt. These events could materially and adversely affect Alion’s access to credit, the cost of that credit to Alion if our floating interest rates were to increase, and our overall liquidity.
Failure by Congress to timely approve budgets for the federal agencies we support could delay or reduce spending and cause us to lose revenue.
Each year, Congress must approve budgets for each of the U.S. government departments and agencies we support. When Congress is unable to agree on budget priorities, and is unable to pass the annual budget on a timely basis, it typically enacts a continuing resolution. A continuing resolution allows U.S. government agencies to operate at spending levels equal to or less than levels approved in the prior budget cycle. This can delay funding we expect to receive from clients for work we are already performing. A continuing resolution can delay or even cancel new initiatives which could adversely affect our business, financial condition, operating results, cash flows and our ability to meet our financial obligations.
We may not realize the full amount of our backlog, which could lower future revenue.
The maximum contract value identified in a U.S. government contract does not necessarily determine the revenue we will realize from that contract. Congress normally appropriates funds for a given program each fiscal year, even when actual contract performance may take many years. As a result, U.S. government contracts ordinarily are only partially funded at the time of award. Normally a procuring agency commits additional money to a contract only as Congress makes subsequent fiscal year appropriations. Estimates of future revenue attributed to backlog are not necessarily precise. Receipt and timing of any of this revenue is subject to various contingencies such as changed U.S. government spending priorities and government decisions not to exercise existing contract options. Many contingencies are beyond our control. The backlog on a given contract may not ultimately be funded or may only be partially funded, which may cause our revenue to be lower than anticipated, and adversely affect our business, financial condition, operating results, cash flows and our ability to meet our financial obligations.
Many of our U.S. government customers procure goods and services through ID/IQ, GWAC or GSA Schedule contracts under which we must compete for post-award orders.
Budgetary pressures and reforms in the procurement process have caused many U.S. government customers to purchase goods and services through ID/IQ, GSA Schedule contracts and other multiple award and/or GWAC contract vehicles. These contract vehicles increase competition and pricing pressure requiring us to make sustained post-award efforts to obtain awards and realize revenue. There can be no assurance that we will increase revenue or otherwise sell successfully under these contract vehicles. Our failure to compete effectively in this procurement environment could harm our business, financial condition, operating results, cash flows and our ability to meet our financial obligations.
U.S. government contracts contain termination provisions that are unfavorable to us.
U.S. government agencies can terminate contracts with suppliers at any time without cause. If a government agency terminates one of our contracts without cause, we are likely to be compensated for services we have provided and costs we have incurred through the termination date, and receive payment for termination-related costs and a negotiated contract fee. However, if the U.S. government terminates a contract because we defaulted under the terms of the contract, we may be liable for any extra costs the U.S. government incurs to procure undelivered services from another company. Termination of any of our large U.S. government contracts could negatively impact our revenue and adversely affect our business, financial condition, operating results, cash flows and our ability to meet our financial obligations.
The U.S. government can suspend or debar a company from doing business with the government if a company violates certain laws or government procurement regulations.
Alion complies with numerous federal government procurement procedures and regulations including cost accounting standards, conflict of interest rules, whistleblower protection rules, the False Claims Act, the Truth in Negotiations Act and the Foreign Corrupt Practices Act. If the government were to determine that we had failed to comply with our obligations, it could suspend or debar Alion from doing business with the federal government which could materially adversely affect our operating results, cash flows and financial position.

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
Based on profit as a percentage of estimated standard costs, cost-reimbursement contracts are our least profitable type of contract because government regulations limit cost-reimbursement contract fee levels. Our U.S. government customers typically choose the type of contract they issue. To the extent that in the future cost-reimbursement contracts continue to increase as a percentage of our contract mix, operating margins and results may suffer.
If our fixed-price contract revenue continues to decline in total or as a proportion of our total business, or if profit rates on these contracts deteriorate, our operating margins and operating results may suffer.
We have historically earned higher profit margins on fixed-price contracts. If fixed-price contract revenue continues to decrease, or customers shift to other types of contracts, our operating margins and operating results may suffer. We cannot ensure we will be able to maintain our historic profitability levels on fixed-price contracts overall.
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
Any U.S. government contract payments we receive that exceed allowable costs are subject to adjustment and repayment after the government audits our contract costs. DCAA has finished auditing 2005 and is currently auditing our 2006 and 2007 claimed indirect costs. We have settled indirect rates through 2004. We timely submitted our indirect cost proposals for all open fiscal years and expect to submit this year’s incurred cost proposal next March as required. We have recorded revenue on federal government contracts in amounts we expect to realize. If the estimated reserves in our financial statements are not adequate, future government contract revenue may be lower than expected.
If we fail to recover at- risk contract costs, we may have reduced fees or losses.
We are at risk for any costs we incur before a contract is executed, modified or renewed. A customer may choose not to pay us for these costs. At September 30, 2011 we had $31 million in at-risk costs. While such costs were associated with specific anticipated contracts and funding modifications, we cannot be certain that our customers will execute these contracts or contract renewals or that they we pay us for all our related at-risk costs.
Actual or perceived conflicts of interest may prevent us from being able to bid on or perform contracts.
U.S. government agencies have conflict of interest policies that may prevent us from bidding on or performing certain contracts. When dealing with U.S. government agencies that have conflict of interest policies, we must decide, at times with insufficient information, whether to participate in the design process and lose the chance of performing the contract or to turn down the design opportunity for the chance of performing the future contract. We have, on occasion, declined to bid on particular projects because of actual or perceived conflicts of interest. We are likely to continue encountering such conflicts of interest in the future. Future conflicts of interest could cause us to be unable to secure key contracts with U.S. government customers.

As a U.S. government contractor, we must comply with complex procurement laws and regulations and our failure to do so could have a negative impact upon our business.
We must comply with and are affected by laws and regulations relating to the formation, administration and performance of U.S. government contracts, which may impose added costs on our business. If a government review or investigation uncovers improper or illegal activities, we may be subject to civil and/or criminal penalties and administrative sanctions, including contract termination, fines, forfeiture of fees, suspension of payment and suspension or debarment from doing business with U.S. government agencies, which could impair our ability to conduct our business.
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
Upon expiration, U.S. government contracts may be subject to a competitive re-bidding process. We may not succeed in winning new contract awards or renewals in the future. Our failure to renew or replace existing contracts when they expire or win new contracts, would negatively impact our business, financial condition, operating results, cash flows and our ability to meet our financial obligations.
Our failure to obtain and maintain necessary security clearances may limit our ability to carry out confidential work for U.S. government customers, which could cause our revenue to decline.
As of September 30, 2011, we had approximately 231 Department of Defense contracts that required us to maintain facility security clearances at our 28 sites. Approximately 2,502 of our employees held security clearances needed to perform these contracts. Each cleared facility has a Facility Security Officer and Key Management Personnel whom the U.S. Department of Defense — Defense Security Service requires to be cleared to the level of the facility security clearance. Individual employees are selected to be cleared, based on specific classified contract task requirements and each employee’s technical, administrative or management expertise. Once an employee is cleared, he or she may access classified contract information, based on clearance level and a “need-to-know.”
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
If we fail to establish and maintain important relationships with government entities and agencies, our ability to successfully bid for new business and retain existing business may be adversely affected.
To bid on new business, we rely in part on establishing and maintaining relationships with various government officials. These relationships enable us to provide informal input and advice to government agencies before we develop a formal proposal. We may be unable to maintain our relationships with government entities and agencies; any failure to do so could adversely affect our ability to bid successfully for new business or to retain existing business. This could adversely affect our operating results, cash flows and financial position and our ability to meet our obligations.

Failure to maintain strong relationships with other contractors could result in a decline in our revenue.
Almost 20% of our revenue comes from our work as a subcontractor and from teaming arrangements with other contractors. As a subcontractor or teammate, we cannot control performance by our prime contractor or other teammates. Poor performance on a given contract could impact our customer relationship, even when we perform as required. We expect to continue to depend on relationships with other contractors for a portion of our revenue for the foreseeable future. Our revenue, operating results, financial position and cash flows could differ materially and adversely from what we anticipate if one or more of our prime contractors or teammates were to rely on one of our competitors or were to directly provide our customers the kind of services we provide.
The federal government’s appropriation process and other factors may delay the collection of our receivables, and our business may be adversely affected if we cannot collect our receivables in a timely manner.
We must collect our receivables to generate cash flow, provide working capital, pay debt and continue our business operations. If the federal government, or any of our prime contractors fails to pay or delays paying our invoices for any reason, our business and financial condition may be materially and adversely affected. The government may fail to pay outstanding invoices and DCAA could revoke our direct billing privileges, which would adversely affect our ability to timely collect our receivables. Contracting officers can also withhold payment of some portion or all of an outstanding invoice which could also adversely affect our ability to collect our receivables timely.
New government rules could limit our ability to get paid for the work we perform.
A new Defense Federal Acquisition Regulation interim rule became effective May 18, 2011, applying to solicitations issued on or after that date. The new rule requires Department of Defense contracting officers to impose contractual withholdings at no less than certain minimum levels if a contracting officer determines that one or more of a contractor’s business systems have one or more significant deficiencies. If a contracting officer were to impose such a withholding on Alion or even one of our prime contractors, it would increase the risk we would not be paid in full or paid timely. If we experience difficulties collecting receivables, it could adversely affect our operating results, cash flows and financial position and our ability to meet our obligations.
The U.S. Government may adopt new contract rules and regulations or revise its procurement practices in a manner adverse to us at any time.
The U.S. Government may face restrictions or pressure regarding the type and amount of services it may obtain from private contractors. Legislation, regulations and initiatives dealing with procurement reform, environmental responsibility or sustainability, and mitigation of potential conflicts of interest, as well as any resulting shifts in the buying practices of U.S. Government agencies could adversely affect us. Such changes could impair our ability to obtain new contracts or win a recompete of an existing contract. Any new contracting requirements or procurement methods could be costly or administratively difficult for us to implement and could materially and adversely affect our operating results.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our headquarters in McLean, Virginia consists of 23,823 square feet of leased office space. We also lease approximately 68 additional office facilities totaling 949,604 square feet. Of these, our largest offices are located in Washington, DC; Fairfax, Alexandria, Vienna, Arlington, Norfolk, Portsmouth, and Newport News, Virginia; Pittsburgh and West Conshohocken, Pennsylvania; Huntsville and Mobile, Alabama; New London, Connecticut; Annapolis, Annapolis Junction and Lanham, Maryland; Orlando, Florida; Rome, New York; Pascagoula, Mississippi; Fairborn, Ohio; Mt. Clements, Michigan; Boulder, Colorado; Durham, North Carolina; Bath, Maine; San Diego, California; Albuquerque, New Mexico; and Burr Ridge, Illinois. We lease 23 facilities that contain laboratory space totaling approximately 119,192 square feet, for contract-related research. Our largest laboratories are located in Durham, North Carolina; Warrenville, Chicago and Geneva, Illinois; Annapolis Junction and Lanham, Maryland; West Conshohocken, Pennsylvania; and Louisville, Colorado. Lease terms vary in length from one to ten years, and are generally at market rates.
Aggregate average monthly base rental expense for fiscal years 2011 and 2010 was $2,295,674 and $2,647,976. We periodically enter into other lease agreements that are, in most cases, directly chargeable to current contracts. These obligations are usually either covered by currently available contract funds or cancelable upon termination of the related contracts. We consider our leased space to be adequate for our current operations, and foresee no difficulties in meeting any future space requirements.

Item 3.	Legal Proceedings
We are involved in routine legal proceedings occurring in the ordinary course of business. We believe these routine legal proceedings are not material to our financial condition, operating results, or cash flows.
As a government contractor, from time to time we may be subject to DCAA audits and federal government inquiries. The federal government may suspend or debar for a period of time any federal contractor it finds has violated the False Claims Act, or who has been indicted or convicted of violations of other federal laws. This could also result in fines or penalties. Given Alion’s dependence on federal government contracts, suspension or debarment could have a material effect on our business, financial condition, operating results, cash flows and our ability to meet our financial obligations. We are not aware of any such pending federal government claims or investigations.

Item 4.	[Removed and Reserved]
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
There is no established public trading market for Alion’s common stock. As of September 30, 2011, the ESOP Trust was the only holder of our common stock. The ESOP Trustee is independent of the Company and its management. Consistent with its fiduciary responsibilities, the ESOP Trustee retains an independent third party valuation firm to assist it in determining the fair market value (share price) at which the Trustee may acquire or dispose of investments in Alion common stock. Alion’s transactions with the Trust during the past two years were based on the fair market value share prices and dates set out below.

Share
Valuation Date	Price

September 30, 2011	$20.95
March 31, 2011	$27.15
September 30, 2010	$26.65
March 31, 2010	$28.00
In fiscal year 2011, Alion employees directed more than $3.2 million in pre-tax salary deferrals and rollovers to the ESOP Trust to purchase beneficial interests in Alion common stock, approximately $1.7 million at $26.65 per share and approximately $1.5 million at $20.95 per share. The Company did not use an underwriter and did not pay underwriter discounts or commissions. Alion offered and sold beneficial interests in the KSOP to eligible employees under a registration statement filed on Form S-8. There were no other sales of unregistered securities other than sales of unregistered securities already reported by the Company in current reports on Form 8-K.
Dividend Policy
We are required to make “distributions” to purchase common stock from the ESOP to meet our repurchase obligations. We do not expect to pay any dividends and the terms of our credit agreements limit our ability to do so. We currently intend to retain future earnings, if any, to use in operating our business. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend on our operating results, our financial condition, contractual restrictions, applicable law and other factors our Board of Directors determines to be relevant. The Senior Secured Notes, the Senior Unsecured Notes and our revolving credit facility prohibit us in many instances from paying dividends without consent from the respective lenders.

Item 6.	Selected Financial Data
The following table presents selected historical consolidated financial data for Alion for each of the last five fiscal years through September 30, 2011. Read this information along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes in this annual report. We derived our consolidated operating data for the years ended September 30, 2011, 2010 and 2009 and our September 2011 and 2010 consolidated balance sheet data from our audited consolidated financial statements included in this annual report. We derived our consolidated operating data for the years ended September 30, 2008 and 2007 and our September 2009, 2008 and 2007 consolidated balance sheet data from our consolidated financial statements not included in this annual report. Our historical consolidated financial information may not be indicative of our future performance.

	Selected Financial Data of Alion Science and Technology Corporation
	For Years Ended September 30,
	2011	2010	2009	2008	2007
	(In thousands, except share and per share data)
Consolidated Operating Data:
Contract revenue	$787,314	$833,988	$802,225	$739,482	$737,587
Direct contract expenses	603,481	638,000	615,700	566,408	562,139
Operating expenses	148,340	157,068	148,960	152,117	161,283

Operating income	35,493	38,920	37,565	20,957	14,165
Interest expense (a)	(73,919)	(67,613)	(55,154)	(47,382)	(51,226)
Net loss	$(44,384)	$(15,232)	$(17,041)	$(25,334)	$(42,770)
Basic and diluted loss per share	$(7.83)	$(2.81)	$(3.25)	$(5.01)	$(8.35)
Basic and diluted weighted-average common shares outstanding	5,671,977	5,427,979	5,246,227	5,057,337	5,121,033

Consolidated Balance Sheet Data at End of Period:
Net accounts receivable	$180,364	$174,032	$180,157	$168,451	$186,660
Total assets	644,488	646,302	647,498	655,946	683,970
Working capital	46,596	59,796	27,833	33,275	60,880
Current portion of long-term debt and interest(b)	17,392	17,217	14,428	11,932	14,541
Long-term debt, excluding current portion(b)	533,067	521,957	535,822	528,774	556,943
Common stock warrants	20,785	20,785	—	—	—
Redeemable common stock warrants	—	—	32,717	39,996	33,610
Redeemable common stock	126,560	150,792	187,137	200,561	200,768

Accumulated deficit	(258,125)	(246,270)	(274,559)	(276,876)	(260,147)
Other Data:
Depreciation and amortization	$11,409	$16,777	$18,959	$20,715	$21,824
Cash flows provided by (used in):
Operating activities	$5,721	$2,396	$8,995	$29,320	$(5,008)
Investing activities	(6,291)	(2,147)	(2,347)	(12,152)	(25,438)
Financing activities	(5,307)	15,261	(11,750)	(12,565)	39,375

(a)	Interest expense includes interest payable in cash, non-cash expenses for amortizing original issue discount and debt issue costs, and changes in the fair value of redeemable stock warrants.

(b)	Debt, current and long-term, includes senior and subordinated debt and accrued PIK interest and is net of unamortized debt issue costs and original issue discount.
We have made no acquisitions since July 2007 when we bought substantially all the assets of LogConGroup, Inc. for $1.8 million including contingent consideration. In July 2010 we sold some contracts with the Office of Naval Research and in September 2010 we divested HFA. Our operating results include acquisitions from their purchase date and divestitures through their sale date.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of Alion’s financial condition and operating results together with the consolidated financial statements and related notes included in this annual report. This discussion contains forward-looking statements about our business and operations that involve risks and uncertainties. Future results may differ materially from those we currently anticipate because of the “Risk Factors” described beginning on page 13 and elsewhere in this annual report.
About This Management’s Discussion and Analysis
Our discussion provides an overview of our business and critical accounting policies; explains year-over-year changes in operating results; describes our liquidity, capital resources and certain other obligations; and discloses market and other risks that could affect us.
Overview
We provide scientific, engineering, and information technology expertise to research and develop technological solutions for problems relating to national defense, homeland security, and energy and the environment. We principally serve U.S. government departments and agencies and, to a much lesser extent, commercial and international customers. This was the first year in our history that our sales declined. Sales were down 5.6% in 2011. Last year our sales were up 4.0% and the year before that they were up 8.5%. The tables below present summary operating results and contract backlog data for the past three fiscal years.

	For the Years Ended September 30,
	2011	2010	2009
	(In thousands)
Revenue	$787,314	$833,988	$802,225

Net loss	$(44,384)	$(15,232)	$(17,041)

	September 30,
Backlog:	2011	2010	2009
	(In millions)
Funded	$403.8	$407.8	$376.5
Unfunded	2,158.7	2,366.8	2,331.5
Ceiling	3,655.2	3,839.0	3,676.8

Total	$6,217.7	$6,613.6	$6,384.8

Alion contracts primarily with the federal government. We expect that we will continue to derive most of our revenue from contracts with the U.S. Department of Defense and other federal agencies. We believe we will continue to have some level of commercial, state, local and international sales. The table below shows the percentage of revenue we derived from each major customer category for each of the past three fiscal years.

	September 30,
	2011		2010		2009
	(In thousands)
U.S. Department of Defense	$726,128	92.3%	$774,439	92.9%	$731,815	91.2%
Other Federal Civilian Agencies	45,083	5.7%	38,659	4.6%	37,444	4.7%
Commercial and International	16,103	2.0%	20,890	2.5%	32,966	4.1%

Total	$787,314	100.0%	$833,988	100.0%	$802,225	100.0%

We intend to expand our research offerings in commercial and international markets; however, any expansion will be incremental. Commercial and international sales were approximately 2.0%, 2.5% and 4.1% of our revenue in 2011, 2010 and 2009. Our international revenue comes primarily from naval architecture and marine engineering services and telecommunications research and software.

We earn our revenue by providing employee and subcontractor services. The key to generating revenue is hiring new employees to meet customer requirements; retaining existing employees; and deploying our staff on revenue-generating contracts. We closely monitor hiring success, attrition trends, and direct labor utilization. Hiring enough employees with appropriate security clearances is a key challenge in maintaining and growing our business. We try to optimize employee labor content on our contracts because we can earn higher profits from employee services than from subcontractor services or from other items we purchase for re-sale to customers. We plan to grow revenue organically by capitalizing on our skilled work force and our sophisticated solutions competencies.
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
Despite the President’s stated goal of reducing government’s use of cost-reimbursable contracts, Alion’s cost-reimbursable revenue increased this year as it has for the past several years. Because the scientific and engineering services we deliver are not by nature inherently governmental functions, Management believes any changes aimed at reducing overall reliance on government contractors will not materially adversely affect operations. If the government ultimately shifts contracting activity away from the cost-reimbursement arena to fixed-price contracting, we believe we would likely benefit. All other factors being equal, our fixed price type contracts traditionally generate higher profit margins than cost-reimbursable contracts.
The table below summarizes revenue by contract type for each of the past three fiscal years.

	Revenue by Fiscal Year
Contract Type	2011		2010		2009
	(In thousands)
Cost-reimbursement	$641,871	81.5%	$636,194	76.3%	$567,285	70.7%
Fixed-price	54,741	7.0%	87,624	10.5%	91,874	11.5%
Time and material	90,702	11.5%	110,170	13.2%	143,066	17.8%

Total	$787,314	100.0%	$833,988	100.0%	$802,225	100.0%

Results of Operations
There were no significant acquisitions affecting reported results in any of the past three fiscal years. Last year, we divested Human Factors Applications Inc. (HFA) and several Office of Naval Research (ONR) contracts. We sold several ONR contracts on July 9, 2010 and our HFA subsidiary on September 30, 2010. Consolidated results include HFA and ONR contract results through their respective sale dates.

Year ended September 30, 2011 Compared to Year ended September 30, 2010
The table below presents selected comparative financial information for fiscal years ended September 30, 2011 and 2010. Our discussion and analysis refers to financial information in this table and to Alion’s consolidated financial statements in this annual report on Form 10-K.

Selected Financial Information	Year Ended September 30,
	2011		2010
	% Revenue		% Revenue
	(In thousands)
Total revenue	$787,314		$833,988
Total direct contract costs	603,481	76.7%	638,000	76.5%
Direct labor costs	255,441	32.4%	272,015	32.6%
Material and subcontract costs	330,448	42.0%	348,437	41.8%
Other direct costs	17,592	2.2%	17,548	2.1%
Gross profit	183,833	23.3%	195,988	23.5%
Total operating expense	148,340	18.8%	157,068	18.8%
Major components of operating expense:
Indirect expenses including facilities costs	71,678	9.1%	71,238	8.5%
General and administrative	65,453	8.3%	71,692	8.6%
Depreciation and amortization	11,357	1.4%	16,732	2.0%
Income from operations	$35,493	4.5%	$38,920	4.7%
Contract Revenue. Alion’s sales to federal government customers, including work as a prime contractor and as a subcontractor, continued to increase as a percentage of overall sales. Federal customers now account for 98.0% of our revenue with 82% of sales from government prime contracts. However, 2011 revenue was $46.7 million (5.6%) less than 2010. Program delays and contract protests accounted for $33.1 million (4.0%) of this year’s decline. Sales were also down by an additional $12.4 million in 2011 because of last year’s divestitures. In 2010, we sold several contracts we had with the Office of Naval Research as well as our HFA subsidiary.
Cost-reimbursable contract revenue continued a trend of increasing as an overall percentage of our sales. More than 81% of our sales now come from cost-reimbursable contracts. This occurred even though this year cost-reimbursable contract sales only increased by less than $5.7 million. Fixed price contract revenue also continued its trend as a declining percentage of Alion revenue. Fixed price sales were down $32.9 million, off more than 37% from last year. Fixed price contracts now only represent 7.0% of Alion’s revenue. Time-and-material contracts were down this year as well, in both absolute dollars ($19.5 million) and as a percentage of Alion revenue (11.5% in 2011 compared to 13.2% in 2010).
None of our core business areas was unaffected by this year’s sales downturn. We were, however, able to maintain Defense Operations sales at $192.5 million, comparable to last year’s performance. In 2011 Defense Operations revenue as a percentage of sale was modestly higher at 24.4% of our overall revenue; it was 23.2% in 2010. Naval Architecture and Marine Engineering sales suffered materially from program delays and contract protests. Sales in our largest core business area fell $27.7 million in 2011, down more than 7%. Naval Architecture and Marine Engineering sales declined to 42.7% of revenue from 43.5% of sales in 2010. Modeling and Simulation sales were down $9.5 million (6.3%) in 2011, but remained approximately 18% of sales. Revenue from our fourth core business area representing Technology Design and Other Services fell 6.6% to $118.3 million this year. This was $8.4 million lower than last year. Consistent with this year over year revenue decline, our federal government contract sales were off $41.9 million (5.2%). Department of Defense contract sales were down $48.3 million compared to last year and sales to our non-federal customers were also down $4.8 million (22.9%) this year. One bright spot in 2011 was a modest $6.4 million uptick in sales to non-Defense federal agencies (up more than 16% versus 2010).
Direct Contract Expenses and Gross Profit. Direct contract costs declined $34.5 million (5.4%) in 2011 compared to 2010. This was in line with our 2011 sales decline. Direct labor costs were down $16.6 million (6.1%); third-party costs for material and subcontracts fell 5.2% and were down $17.9 million compared to last year. Other direct costs increased to 2.2% of sales. Our significant subcontractor costs are the result of Alion’s role as a prime contractor overseeing the work of other contractors. Gross profit was down $12.2 million (6.2%) in 2011, but remained stable as a percentage of overall sales. In 2010, we recognized additional cost-plus revenue related to prior years’ indirect rate variances. In 2011, we recognized revenue on cost-reimbursable contracts for current year rate variances but we did not recognize any additional revenue for prior year indirect rate variances. Our contract fee rates averaged 6.7% of costs this year. For the second consecutive year, our aggregate contract fee rate declined. This reflects, in part, our increasing level of lower margin cost-reimbursable work with the attendant limitations on contractor profit.

Operating Expenses. Operating expenses declined by $8.7 million for 2011 but continued to represent 18.8% of sales. Indirect contract expenses increased approximately $300 thousand over last year despite reduced headcount and sales volume. Rent and related costs were stable. Depreciation and amortization expense declined by $5.4 million as charges for prior years’ acquired contracts continued to tail off.
In 2011 Alion recognized $1.4 million less in executive compensation expense than we did in 2010. Excluding executive compensation expense (stock-based compensation, bonuses, severance and incentive compensation), general and administrative expenses this year decreased $4.8 million (7.2%) over last year. In 2011, we did not have re-financing expenses. Our 2011 charges for bid protests and contract protests declined compared to 2010. We spent $3.6 million less this year for internal and external legal, accounting and related costs compared to 2010 when we were engaged in re-financing our debt. We also spent less this year on information technology and management projects as a result of having deployed significant system improvements last year.
In 2010, our WCGS subsidiary sold several contracts with the Office of Naval Research for $5.0 million and recognized a gain on the transaction. In September 2010, we sold HFA for $275 thousand and recognized a $2.4 million loss. There were no comparable transactions in 2011. We included our 2010 divestitures in operating income as the underlying activities of HFA and the ONR contracts were and remain part of Alion’s ongoing business operations. In 2011, we continued to perform work for the U.S. Navy and provide environmental services.
Operating Income. Although 2011 sales were down compared to last year, lower direct costs and decreased operating expenses produced $35.5 million in operating income. After allowing for last year’s $2.6 million in one-time divestiture related gains, operating income year over year was essentially unchanged ($36.3 million and 4.3% of sales in 2010). Last year’s operating income was helped by divestitures that partially offset higher operating expenses. In 2010 revenue from prior years’ indirect rate variances improved operating margins by an additional $3.2 million and operating income was 4.7% of sales. Without comparable transactions in 2011, operating income as a percentage of sales this year was slightly lower at 4.5% of revenue.
Other Expense. Interest income, interest expense and other aggregate non-operating expenses for 2011 increased $6.4 million compared to 2010; interest alone was up by $6.3 million. We paid $15.2 million more in interest on our Senior Secured Notes this year because they were outstanding for the entire year compared to only six months in 2010. We also had $3.0 million more in Senior Secured Note PIK interest expense. However, last year we paid $11.0 million in Term B interest expense and $4.0 million in penalties and consent and waiver fees. Transaction costs from last year’s re-financing increased our 2011 debt issue cost amortization charges by $3.1 million.

	Interest Expense
	Year Ended September 30,
	2011	2010
	(In thousands)
Cash pay interest expense
Revolver	$574	$320
Senior Term Loan	—	11,047
Secured Notes	31,483	16,303
Unsecured Notes	25,349	25,625
Other cash interest expense and fees	70	4,023

Sub-total cash pay interest	57,476	57,318
Deferred and non- cash interest expense
Secured Notes PIK Interest	6,300	3,263
Debt issue costs and other non-cash items	10,143	7,192
Subordinated Note warrants	—	(160)

Sub-total deferred and non-cash interest expense	16,443	10,295

Total interest expense	$73,919	$67,613

Debt Extinguishment. In 2011 we were able to retire $5 million of our Senior Unsecured Notes. We re-purchased $2 million of our debt in November 2010 and another $3 million in June 2011. Each purchase was an open market transaction and occurred at a discount to face value and carrying value. We recognized an aggregate debt extinguishment gain of $939 thousand from our two repurchases. This contrasts dramatically with the almost $51 million gain we recognized last year from refinancing our debt.
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
Alion paid $25 million to retire the Subordinated Note and related warrants at a steep discount to both carrying and estimated fair values. We recognized a $67.7 million gain on extinguishing these liabilities offset in part by writing off $10.3 million in unamortized debt issue and debt modification costs. In 2010, we recognized a one-time $50.7 million net benefit from re-financing and debt extinguishment transactions.
Income Tax Expense. We recognized $7.0 million in income tax expense this year. In 2011, our deferred tax assets increased by $21.1 million. This was offset by a corresponding increase in valuation allowances because continuing losses make it unlikely Alion will reasonably be able to realize the full value of its deferred tax assets. Last year, because of our debt re-financing, income tax expense was significantly higher; we recognized a $33.8 million liability on changing from a pass-through to a taxable entity. This year our income tax expense came entirely from our deferred tax liability related to amortizing tax-deductible goodwill.
Until March 22, 2010, we had no material income tax expense. Alion and its subsidiaries were a consolidated pass-through entity whose income was attributable to our sole shareholder, the tax-exempt ESOP Trust. Some states did not recognize Alion’s S corporation status and required the Company and its subsidiaries to file separate state tax returns. Alion’s Canadian subsidiary has always been a taxable entity required to accrue a Canadian tax liability as necessary. In 2010 our Canadian subsidiary recognized a $40 thousand tax benefit for Canadian research and development tax credits refunded.
In March 2010, we issued 310,000 Units. Each Unit included a Secured Note with a $1,000 face value and a warrant to purchase 1.9439 shares of Alion common stock. The warrants were considered to be a second class of stock under the IRC. By issuing the Secured Note warrants, our S-corporation status automatically terminated; we were no longer a tax-sheltered pass-through entity exempt from federal and most state income taxes.
Net Loss. This year we had a $44.4 million net loss. Sales and operating income were lower than last year, and interest expense was higher. Last year we had the benefit of a $50.7 million debt extinguishment gain, and a gain from our divestitures, but we also had to recognize $37.2 million in income tax expense. Material changes in debt extinguishment, tax expense, interest expense and divestitures contributed to the significant difference in our performance between 2011 and 2010.

Year ended September 30, 2010 Compared to Year ended September 30, 2009
The table below presents selected comparative financial information for fiscal years ended September 30, 2010 and 2009. Our discussion and analysis refers to financial information in this table and to Alion’s consolidated financial statements in this annual report on Form 10-K.

Selected Financial Information	Year Ended September 30,
	2010		2009
	% Revenue		% Revenue
	(In thousands)
Total revenue	$833,988		$802,225
Total direct contract costs	638,000	76.5%	615,700	76.7%
Direct labor costs	272,015	32.6%	272,148	33.9%
Material and subcontract costs	348,437	41.8%	316,957	39.5%
Other direct costs	17,548	2.1%	26,595	3.3%
Gross profit	195,988	23.5%	186,525	23.3%
Total operating expense	157,068	18.8%	148,960	18.6%
Major components of operating expense:
Indirect expenses including facilities costs	71,238	8.5%	68,457	8.5%
General and administrative	71,692	8.6%	61,544	7.7%
Depreciation and amortization	16,732	2.0%	18,959	2.4%
Income from operations	$38,920	4.7%	$37,565	4.7%
Contract Revenue. Our 2010 revenue was $31.8 million (4.0%) higher than 2009 revenue. This was driven by a $68.9 million (12.2%) increase in cost-reimbursable contract revenue which was offset by a $33.0 million (23.1%) decline in time and material contract revenue and a $4.2 million (4.6%) drop in fixed price contract revenue. Modeling and Simulation revenue increased $53.0 million (53.3%) and was more than 167% of total increased sales as government customers extended periods of performance and directed work to Alion’s Information Analysis Center contracts. This change coincided with a related increase in cost-plus contract work and a decline in time-and-material tasking, a continuation of recent trends in our contract mix. Revenue from all other core business areas declined. Defense Operations sales were down $8.9 million (4.4%) and Naval Architecture and Marine Engineering revenue was essentially flat (down $2.7 million, less than one percent). Other areas declined $9.6 million in the aggregate (7.2%). Federal government contract revenue increased $39.5 million (5.1%) in 2010. Department of Defense contracts accounted for $36.5 million of that increase. Revenue from state and local government contracts and commercial and international customers continued to decline (down $7.7 million, more than 27%). Alion experienced weak customer demand as lower state revenues and the slow pace of economic expansion continued to limit these markets.
Direct Contract Expenses and Gross Profit. Direct contract costs in 2010 increased $22.3 million (3.6%) over 2009. Direct labor costs did not change materially but declined as a percentage of revenue. Other direct costs declined by $9.0 million while subcontractor and material costs increased $31.5 million (up 9.9%). Increased subcontractor costs are the result of continued reliance on Alion as a prime contractor overseeing the work of other contractors. Gross profit in 2010 grew by $9.5 million (5.1%) partly as a result of recognizing additional cost-plus revenue related to prior years’ indirect rate variances. Contract fee rates were slightly lower (7.1%) in 2010 compared to 2009 where rates reached an historic level of 7.3% overall.
Operating Expenses. Operating expenses in 2010 were up $8.1 million (5.4% overall) compared to 2009 and increased to 18.8% of 2010 sales. Indirect contract expenses were up $4.6 million (12.9%) reflecting lower overall labor productivity. Rent and related costs declined $1.8 million as the Company shed some excess space. Depreciation and amortization expense declined by $2.2 million as charges for prior years’ acquired contracts began to tail off. In 2009, general and administrative expenses included $5.2 million in credits to stock-based compensation from changes in Alion’s share price and employee forfeitures of prior years’ phantom stock grants. In 2010, Alion recognized $1.2 million in stock-based compensation credits for changes in Alion’s share price. Excluding executive compensation expense (stock-based compensation, bonuses, severance and incentive compensation), general and administrative expenses in 2010 increased $5.8 million (9.6%) over prior year expenses. We spent $2.1 million in increased legal costs including contract protests and financing related activities and $2.7 million for information technology and management reporting improvements. Other general and administrative expense fluctuations were immaterial.

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
Operating Income. The $2.6 million gain from the ONR and HFA sales partially offset significantly higher operating expenses in 2010. Revenue from prior years’ indirect rate variances improved operating margins by $3.2 million. As a result, 2010 operating income of $38.9 million was only $1.4 million more than 2009’s $37.6 million. Operating income for both 2010 and 2009 was 4.7% of revenue.
Other Expense. Interest income, interest expense and other aggregate non-operating expenses for 2010 increased $13.0 million compared to 2009. Higher average investment balances, $24 million in excess cash from the March 2010 re-financing, and a reduced demand on the revolver led to lower interest expense on our revolver ($0.7 million decrease) and modestly higher interest income ($28 thousand increase). Despite lower outstanding principal on the Senior Term Loan in 2010, cash pay interest expense was adversely affected by a 100 basis point interest rate increase for February and March. Fees and penalties associated with the September and December 2009 covenant waivers ultimately cost Alion more than $3.9 million. Management had expected to close a re-financing transaction prior to March 1, 2010. Alion did not issue the Secured Notes until March 22, 2010. As a result, we had to pay a $2.6 million fee (100 basis points) to the Term B Lenders on March 1, 2010.
In 2010 Alion had $16.3 million in Senior Secured Note cash pay interest expense. This was partially offset by not having to pay interest for more than six months for the extinguished Term B Loan and the Subordinated Notes (saving $11.9 million and $2.4 million respectively). In 2010, non-cash interest expense was $7.6 million higher than it was in 2009. We faced increased charges for PIK interest on the Senior Secured Notes ($3.3 million). Our debt issue cost amortization charges increased $2.1 million to $7.2 million in 2010 as a result of issuing our Senior Secured Notes in March 2010. In 2009, Alion had a $7.3 million benefit from the Subordinated Note Warrants’ decline in value; in 2010, we only had a $160 thousand credit to expense. In 2009 we had $4.9 million in deferred non-cash Subordinated Note interest charges; we had no comparable expense in 2010.

	Interest Expense
	Year Ended September 30,
	2010	2009
	(In thousands)
Cash pay interest expense
Revolver	$320	$1,005
Senior Term Loan	11,047	22,925
Senior Secured Notes	16,303	—
Senior Unsecured Notes	25,625	25,625
Subordinated Note	—	2,447
Other cash interest expense and fees	4,023	447

Sub-total cash pay interest	57,318	52,449
Deferred and non- cash interest expense
Debt issue costs and other non-cash items	7,192	5,067
Senior Secured Notes PIK Interest	3,263	—
Subordinated Note interest	—	4,917
Redeemable warrants	(160)	(7,279)

Sub-total deferred and non-cash interest expense	10,295	2,705

Total interest expense	$67,613	$55,154

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

Income Tax Expense. Until March 22, 2010, we had no material income tax expense as Alion and its subsidiaries were a consolidated pass-through entity whose income was attributable to our sole shareholder, the tax-exempt ESOP Trust. Some states did not recognize Alion’s S-corporation status and required the Company and its subsidiaries to file separate state tax returns. Alion’s Canadian subsidiary has always been a taxable entity required to accrue a Canadian tax liability as necessary.
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
Alion initially recognized approximately $35.4 million of deferred tax assets related to timing differences for expenses previously recorded that are estimated to generate deductions on future income tax returns. We also recognized a $33.8 million deferred tax liability related to tax-deductible goodwill arising from prior year acquisitions. Prior to establishing a valuation allowance, Alion had a $1.6 million net deferred tax asset arising from conversion to a C-corporation. However, our history of losses made it unlikely that we would be able to realize the full benefit of our deferred tax assets. We were required to establish a full valuation allowance for deferred tax assets and recognize $33.8 million in deferred tax expense on conversion to C-corporation status.
In the second half of 2010, we recognized additional deferred tax assets and a related valuation allowance of approximately $1.5 million; we recorded $3.4 million in deferred tax liabilities related to goodwill amortization. In 2010, we recognized $37.2 million in total income tax expense for deferred tax liabilities; we also recognized $36.9 million in deferred tax assets and offsetting valuation allowances. In 2010, our Canadian subsidiary recognized a $40 thousand tax benefit for Canadian research and development tax credits received. We received $152 thousand in similar credits in 2009.
Net Loss. Our $15.2 million net loss in 2010 was $1.8 million (10.6%) less than 2009’s because of the combined effects of our operating results, our significant interest expense, our $50.7 million gain on debt extinguishment and our $37.2 million in income tax expense.
Liquidity and Capital Resources
Alion requires liquidity to timely pay its vendors and debt obligations, to fund operations while awaiting payment from customers and to invest in capital projects. Accounts receivable require cash when balances increase or when customers delay contract funding actions. We fund our current business with cash from operating activities and cash from financing activities. Management plans to fund future operations in a similar fashion. Alion also has access to a $35 million revolving credit facility which we can use for short term borrowing and for letters of credit. Management does not currently estimate Alion will need to use its revolving credit facility to any significant extent, except possibly for letters of credit. At year end, we had $20.8 million in available cash as well as access to our $35 million revolving credit facility which had no outstanding balance.
Cash Flows.
We continue to sustain losses; $44.4 million after taxes in 2011, almost three times our $15.2 million loss last year. This year we generated approximately $5.7 million from operations — a $3.3 million improvement over our 2010 results. Unlike this year, 2010 operating cash flows included $4.5 million from selling certain contracts we had with the Office of Naval Research and $200 thousand from selling HFA. This year’s operating cash flows were unaffected by one-time asset sales, but did include a modest $939 thousand gain from re-purchasing $5 million of Senior Unsecured Notes at a discount.
In 2011, growing receivables and investments in other assets consumed $7.6 million in cash. This was more than offset by $12.4 million from expense accruals (basically non-cash charges) and a $7.9 million increase in payables. As in most years, in 2011 we had significant non-cash operating expenses: $16.4 million for debt issue costs and PIK interest; $11.4 million for depreciation and amortization; and $7.0 million for income taxes. In 2011 depreciation and amortization charges were $5.4 million less than in 2010 ($16.8 million) as we continued to see expected reductions in charges for amortizing JJMA and Anteon contracts. This year’s non-cash debt related charges were down by $2.4 million compared to 2010, while periodic tax accruals increased because Alion was a taxable entity for all of 2011, but only for half of 2010.

Last year debt extinguishment from our re-financing activities contributed $50.7 million to our bottom line offset by $37.2 million for income taxes; neither of these items actually affected our cash flows. The cash flow effects of issuing new debt and extinguishing our former debt are reported in our financing activities for 2010. Non-cash charges for compensation declined to $2.7 million in 2011 compared to $3.2 million in 2010. Last year, Alion’s re-financing transactions materially affected operating cash flow as the Company paid off a $3.9 million Term B interest obligation and $3.9 million in covenant waiver-related fees included in cash paid for interest.
In 2011, Alion collected $799.6 million in receivables. This was over $50 million less than the record $849.8 million we collected in 2010. Lower collections were in keeping with our reduced revenue for the year, but once again our collections outpaced sales. Billed receivables continued to decline, partly because of collection efforts, but also as a result of lower overall sales this year. Unbilled accounts receivable continue at significant levels due to administrative delays in program funding. Unbilled receivables are now almost 55% of total accounts receivable and $15.4 million higher than they were at September 2010. Currently billable amounts increased by $4.6 million. At risk receivables climbed $5.8 million as we once again faced challenges in obtaining previously delayed contract funding. Contract retainages and rate variances increased by $5.1 million consistent with our financial performance this year.
In 2011 days’ sales outstanding (DSO) increased to 83.6 days from 75.4 days outstanding in September 2010. Lower overall sales in 2011 caused our revenue per day to decline approximately 5.5% compared to 2010. This accounted for a 4.5 day increase in DSO. An $8.4 million increase in receivables accounted for an additional 3.7 day increase in DSO as of September 2011. We determine DSO based on trailing twelve month revenue and net receivables. We expect DSO to track at current elevated levels for at least the next several months.
In an effort to improve Alion’s overall cash flow, management is undertaking specific activities intended to reduce DSO by reducing unbilled receivables. Management has already inaugurated new, automated unbilled receivable reports which provide critical data to line organizations several days earlier in the monthly closing cycle. This effort is geared toward speeding resolution of invoicing issues. Management has also accelerated internal deadlines to shorten the billing cycle. Management also plans to institute mandatory cash flow training for line management and implement automated tracking of at-risk unbilled revenue. Each initiative is expected to favorably affect future cash flows by enabling the Company to bill customers sooner, potentially for a higher percentage of current costs, and ultimately to collect cash for receivables more quickly.
This year we increased capital expenditure levels by $4.1 million over last year. We invested in several internally-developed software applications and created major ship-design prototypes to support efforts to expand our presence in the domestic and international naval architecture and engineering markets. We had no earn outs or material asset sales in 2011.
Cash management efforts held total year-to-date revolver borrowing activity to $17.0 million, $67.2 million less than 2010’s activity. In 2011, our highest revolver balance was $10 million and our weighted average utilized balance was $185 thousand. We did not use our revolver at all from October through April and only had to access our revolver for a total of twelve days in the third and fourth quarters.
Share redemptions from the ESOP Trust and loans to the ESOP Trust were materially lower in 2011. This year we re-purchased $5.8 million of common stock; we re-purchased $9.3 million in 2010. Most of the difference in re-purchases relates to last year’s diversification demands. We had to lend the ESOP Trust $4.5 million more in 2010 than in 2011. We do not expect to face significant diversification demands during the coming fiscal year. Employee investments in Alion common stock declined from last year’s levels, partly because of reduced headcount. In 2011, employees invested $724 thousand less in our common stock than they did in 2010. However, this year we received cash for both 2011 employee investments and for September 2010 investments which increased this year’s cash inflows by $3.0 million compared to last year. Last year, we only received cash for employee mid-year investments in Alion common stock.
We cannot predict with any degree of accuracy the extent to which share re-purchases for distribution and diversification demands will increase in future years. However, as more employees meet statutory and Plan-specific age and length of service requirements, potential distribution and diversification demands are likely to increase. These demands can increase further with any increase in the price of a share of Alion common stock. While a decline in the price of a share of Alion common stock, like the change from September 2010 to September 2011, could reduce the value of each individual Plan participant’s beneficial interest, such a potential price decline could be offset by increased distribution and diversification requests and thus might not reduce the aggregate value of future demands on the Company’s cash. Management attempts to monitor future potential impacts through reliance in part on internal and external financial models that incorporate Plan census data along with financial inputs intended to simulate changes in Alion’s share price.

Based on our existing long-term financing, our cash on hand, and our continuing cash management efforts we believe we will have sufficient cash from operations and the revolver to meet obligations over the next twenty four months. Alion retains the ability to restrict or defer certain types of cash payments that in the past caused the Company to fail to comply with certain prior debt covenants.
Cash flow effects and risks associated with equity-related obligations
Changes in the price of a share of Alion common stock affect cash outflows for ESOP share redemptions. Management is unable to forecast the share price the ESOP Trustee will determine in future valuations. Because future share prices may differ from the current share price, the Company is unable to forecast share redemption outflows. Current financial information includes the effects of the most recent ESOP Trust transactions. The next regularly scheduled valuation period ends March 2012. Interest rates, market-based factors and volatility, as well as the Company’s financial results will affect the future value of a share of Alion common stock.
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
Credit Agreement
In March 2010, Alion entered into an agreement for a $25.0 million senior revolving credit facility that matures August 2014. In March 2011, Alion and its lenders agreed to amend the revolving credit facility agreement to increase the credit limit to $35 million. In August 2, 2011, Alion and its lenders agreed to amend the revolving credit facility agreement to make changes to the definition of Consolidated EBITDA and the Minimum Consolidated EBITDA covenant. The Company can use the credit facility for working capital, permitted acquisitions and general corporate purposes, including up to $35.0 million in letters of credit and up to $5.0 million in short-term swing line loans. No balance was actually drawn as of September 30, 2011. As of September 30, 2011, the Company had $587 thousand in outstanding letters of credit.
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
Interest and Fees. Alion can choose whether the Revolver bears interest at one of two floating rates using either a Eurodollar rate or an alternative base rate. The minimum interest rate on the Revolver is 8.5%. The Eurodollar interest rate is 2.5% plus 600 basis points. The minimum alternate base rate is 3.5% plus 500 basis points.
Other Fees and Expenses. Each quarter Alion pays a commitment fee of 175 basis points per year on the prior quarter’s daily unused Revolver balance. The Company paid approximately $532 thousand in Revolver commitment fees for fiscal year 2011.

Alion must pay letter-of-credit issuance and administrative fees, and up to a 25 basis point fronting fee and interest in arrears each quarter on all outstanding letters of credit. The interest rate is based on the Eurodollar loan rate which was 6.0% as of September 30, 2011. Alion also pays an annual agent’s fee.
Covenants. The Credit Agreement requires Alion to achieve minimum trailing twelve month Consolidated EBITDA levels which increase over the life of the agreement. The table below sets out the required minimum for the period indicted:

Period	Minimum Consolidated EBITDA
July 1, 2011 through September 30, 2011	$55.5 million
October 1, 2011 through September 30, 2012	$60.5 million
October 1, 2012 through September 30, 2013	$63.0 million
October 1, 2013 through August 22, 2014	$65.5 million
The agreement defines Consolidated EBITDA as net income or loss in accordance with GAAP, plus the following items, without duplication, to the extent deducted from or included in net income or loss:
•	consolidated interest expense;
•	provision for income taxes;
•	depreciation and amortization;
•	cash contributed to the ESOP in respect of Alion’s repurchase liability
•	non-cash stock-based and incentive compensation expense;
•	non-cash ESOP contributions;
•	employee compensation expense payments invested in Alion common stock;
•	any extraordinary losses; and
•	nonrecurring charges and adjustments included in ESOP valuation reports as prepared by an independent third party.
To the extent included in net income or loss, the following items, without duplication, are deducted in determining Consolidated EBITDA:
•	all cash payments on account of reserves, restructuring charges or other cash and non-cash charges added to net income pursuant to the list above in a previous period;
•	any extraordinary gains; and
•	all non-cash items of income.
The Credit Agreement restricts us from doing any of the following without the prior consent of syndicate lenders that extended more than 50 percent of the aggregate amount of all Credit Agreement loans then outstanding:
•	incur additional debt other than permitted additional debt;
•	grant certain liens and security interests;
•	enter into sale and leaseback transactions;
•	make certain loans and investments including acquisitions of businesses, other than permitted acquisitions;
•	consolidate, merge or sell all or substantially all our assets;
•	pay dividends or distributions other than distributions required by the ESOP Plan or by certain legal requirements;
•	enter into certain transactions with our shareholders and affiliates;
•	change lines of business;
•	repay subordinated debt before it is due;
•	redeem or repurchase certain equity;
•	enter into certain transactions not permitted under ERISA;
•	make more than $8 million in capital expenditures in any fiscal year;
•	pay certain earn-outs in connection with permitted acquisitions; or
•	change our fiscal year.

The Credit Agreement contains customary events of default including, without limitation:
•	breach of representations and warranties;
•	payment default;
•	uncured covenant breaches;
•	default under certain other debt exceeding an agreed amount;
•	bankruptcy and certain insolvency events;
•	incurrence of a civil or criminal liability in excess of $5 million of Alion or any subsidiary arising from a government investigation;
•	unstayed judgments in excess of an agreed amount;
•	failure of any Credit Agreement guarantee to be in effect;
•	failure of the security interests to be valid, perfected, first priority security interests in the collateral;
•	notice of debarment, suspension or termination under a material government contract;
•	actual termination of a material contract due to alleged fraud, willful misconduct, negligence, default or any other wrongdoing;
•	certain uncured defaults under our material contracts;
•	certain ERISA violations;
•	imposition on the ESOP Trust of certain taxes in excess of an agreed amount;
•	final determination the ESOP is not a qualified plan;
•	so long as any Secured Notes remain outstanding, the Intercreditor Agreement shall fail to be effective;
•	a borrowing which would cause us to exceed a certain cash balance limit, or
•	change of control (as defined below).
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
Covenants. As of September 30, 2011, Alion was in compliance with the covenants set forth in the Indenture governing its 12% Senior Secured Notes (“Secured Note Indenture”). The Secured Note Indenture does not contain any financial covenants.

A Secured Note Indenture covenant restricts our ability to incur additional debt. Defined terms in the Secured Note Indenture include: Net Available Cash, Total Assets, Restricted Subsidiaries, Indebtedness, Adjusted EBITDA and Consolidated Interest Expense. Alion and its Restricted Subsidiaries may not issue, incur, assume, guarantee, or otherwise become liable for any debt unless our Adjusted EBITDA to Consolidated Interest Expense ratio is greater than 2.0 to 1.0. Even if Adjusted EBITDA is not at least two times Consolidated Interest Expense, we may incur other permitted debt including:
•	debt pursuant to certain agreements up to $25 million;

•	permitted inter-company debt;

•	the Secured Notes and any public notes exchanged for those notes;

•	debt pre-dating the Secured Notes;

•	permitted debt of acquired subsidiaries;

•	permitted refinancing debt;

•	hedging agreement debt;

•	performance, bid, appeal and surety bonds and completion guarantees;

•	ordinary course insufficient funds coverage;

•	permitted refinancing debt guarantees;

•	working capital debt of non-U.S. subsidiaries;

•	debt for capital expenditures, and capital and synthetic leases up to $25 million in the aggregate and 2.5% of Alion’s Total Assets;

•	permitted subordinated debt of Alion or any Restricted Subsidiary to finance a permitted acquisition, certain permitted ESOP transactions and refinancing debt of acquired non-U.S. subsidiaries up to $35 million in the aggregate;

•	letter of credit reimbursement obligations;

•	certain agreements in connection with a business disposition provided liabilities incurred in connection therewith do not exceed the cash and non-cash proceeds received and are not reflected on the Company’s balance sheet;

•	certain deferred compensation agreements; and

•	certain other debt up to $20 million.
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

Events of Default. The Secured Note Indenture contains customary events of default, including:
•	payment default on interest obligations when due;

•	payment default on principal at maturity;

•	uncured covenant breaches;
•	default under an acceleration of certain other debt exceeding $30 million;

•	bankruptcy and certain insolvency events;

•	judgment for payment in excess of $30 million entered against the Company or any material subsidiary that remains outstanding for a period of 60 days and is not discharged, waived or stayed;

•	failure of any Secured Note guarantee to be in effect or any subsidiary guarantor’s denial or disaffirmation of its guaranty obligations; and

•	failure of any Secured Note security interest to constitute a valid and perfected lien with its applicable priority after a permitted cure period.
Change of Control. Upon a change in control, each Secured Note holder has the right to require Alion repurchase its notes in cash for 101% of principal plus accrued and unpaid interest. Any of the following events constitutes a change in control:
•	subject to certain exceptions, a person, other than the ESOP Trust, is or becomes the beneficial owner, directly or indirectly, of more than 35% of the total voting power or voting stock of Alion;

•	individuals who constituted Alion’s board of directors on March 22, 2010, (or individuals who were elected or nominated by them, or directors subsequently nominated or elected by them) cease for any reason to constitute a majority of the Company’s board of directors;

•	the adoption of a plan relating to Alion’s liquidation or dissolution; and

•	subject to certain exceptions, the merger or consolidation of the Company with or into another person or the merger of another person with or into the Company, or the sale of all or substantially all the assets of Alion to another person.
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
Unsecured Notes
On February 8, 2007, Alion issued and sold $250.0 million of its private 10.25% senior unsecured notes due February 1, 2015 (Unsecured Notes) to Credit Suisse, which informed the Company it had resold most of the notes to qualified institutional buyers. On June 20, 2007, Alion exchanged the private Unsecured Notes for publicly tradable Unsecured Notes with the same terms. IPS, CATI, METI, JJMA, BMH, WCI, WCGS, MA&D and Alion Canada (US) Corporation guarantee the Unsecured Notes. In November 2010, Alion repurchased $2 million of the Unsecured Notes. In June 2011, Alion repurchased another $3 million of Unsecured Notes.

Interest and Fees. The Senior Unsecured Notes bear interest at 10.25% per year, payable semi-annually in arrears on February 1 and August 1. Alion pays interest to holders of record as of the immediately preceding January 15 and July 15. The Company must pay interest on overdue principal or interest at 11.25% per annum to the extent lawful.
Covenants. There are no financial covenants in the Unsecured Note Indenture. As of September 30, 2011, we were in compliance with Unsecured Note Indenture non-financial covenants.
A covenant in the Unsecured Note Indenture restricts our ability to incur additional debt. Defined terms in the Unsecured Note Indenture include: Net Available Cash, Total Assets, Restricted Subsidiaries, Indebtedness, Adjusted EBITDA and Consolidated Interest Expense. Alion and its Restricted Subsidiaries may not issue, incur, assume, guarantee, or otherwise become liable for any indebtedness unless our Adjusted EBITDA to Consolidated Interest Expense ratio is greater than 2.0 to 1.0. Even if Adjusted EBITDA is not at least two times Consolidated Interest Expense, we may incur other permitted debt including:
•	debt pursuant to our now terminated Term B Credit Facility and certain other contracts up to $360 million less principal repayments made under that indebtedness;

•	permitted inter-company debt;

•	the Unsecured Notes;

•	debt pre-dating the Unsecured Notes;

•	permitted debt of acquired subsidiaries;

•	permitted refinancing debt;

•	hedging agreement debt;

•	performance, bid, appeal and surety bonds and completion guarantees;

•	ordinary course insufficient funds coverage;

•	permitted refinancing debt guarantees;

•	working capital debt of non-U.S. subsidiaries;

•	debt for capital expenditures, capital and synthetic leases up to $25 million in the aggregate and 2.5% of Alion’s Total Assets;

•	permitted subordinated debt of Alion or any Restricted Subsidiary to finance a permitted acquisition, certain permitted ESOP transactions and refinancing debt of acquired non-U.S. subsidiaries up to $35 million in the aggregate;

•	letters of credit reimbursement obligations;

•	certain agreements in connection with the disposition of a business provided liabilities incurred in connection therewith do not exceed the cash and non-cash proceeds received and are not reflected on the Company’s balance sheet;

•	certain deferred compensation agreements; and

•	certain other debt up to $35 million.
The Unsecured Note Indenture has a covenant that restricts our ability to declare and pay any cash dividend or other distribution with regard to any equity interest in the Company, make any repurchase or redemption of any equity interest in Alion, repurchase or redeem subordinated debt, and make certain investments. However, within certain limits we may make such payments in limited amounts if Adjusted EBITDA is at least two times Consolidated Interest Expense. Even if Adjusted EBITDA to Consolidated Interest Expense is not greater than 2.0 to 1.0, we may make or pay:
•	such payments out of substantially concurrent contributions of equity and substantially concurrent incurrences of permitted debt;

•	certain limited and permitted dividends;

•	certain repurchases of the Company’s equity securities deemed to occur upon exercise of stock options or warrants;

•	cash payments in lieu of the issuance of fractional shares for the exercise of warrants, options or other securities convertible into or exchangeable for our equity securities;

•	the required Unsecured Note premium payable on a change of control;

•	certain permitted inter-company subordinated obligations;

•	certain repurchases and redemptions of subordination obligations of the Company or a Subsidiary Guarantor from Net Available Cash;

•	repurchases of subordinated obligations in connection with an asset sale to the extent required by the Indenture;

•	repurchase of common stock from former Alion Joint Spectrum Center employees;

•	certain permitted transactions with the ESOP not exceeding $25 million in the aggregate; and

•	certain other payments not exceeding $30 million in the aggregate.

The Unsecured Note Indenture restricts the Company’s ability to engage in other transactions including restricting our subsidiaries from making distributions and paying dividends to parents, merging or selling all or substantially all our assets, issuing certain subsidiary equity securities, engaging in certain transactions with affiliates, incurring liens, entering into sale lease-back transactions and engaging in business unrelated to our business when we issued the Unsecured Notes.
Events of Default. The Unsecured Note Indenture contains customary events of default, including:
•	payment default on interest obligations when due;

•	payment default on principal at maturity;

•	uncured covenant breaches;

•	default under an acceleration of certain other debt exceeding $30 million;

•	certain bankruptcy and insolvency events;

•	judgment for payment in excess of $30 million entered against the Company or any material subsidiary that remains outstanding for a period of 60 days and is not discharged, waived or stayed; and

•	failure of any Unsecured Note guarantee or any subsidiary guarantor’s denial or disaffirmation of its guaranty obligations.
Change of Control. Upon a change in control, each Unsecured Note holder has the right to require Alion repurchase its notes in cash for 101% of principal plus accrued and unpaid interest. Any of the following events constitutes a change in control:
•	subject to certain exceptions, a person, other than the ESOP Trust, is or becomes the beneficial owner, directly or indirectly, of more than 35% of the total voting power or voting stock of Alion;

•	individuals who constituted Alion’s board of directors on February 8, 2007, (or individuals who were elected or nominated by them, or individuals who were elected or nominated by them) cease for any reason to constitute a majority of the Company’s board of directors;

•	adoption of a plan relating to Alion’s liquidation or dissolution; and

•	subject to certain exceptions, Alion’s merger or consolidation with or into another person or the merger of another person with or into Alion, or the sale of all or substantially all our assets to another person.
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
The revolving credit agreement permits Alion to exclude certain expenses and requires it to exclude certain one-time gains from Consolidated EBITDA. The revolving credit agreement requires Alion to have a minimum $55.5 million in Consolidated EBITDA for the twelve months ended September 30, 2011. We had approximately $63.2 million in Consolidated EBITDA for the twelve months ended September 30, 2011 and exceeded the requirement by approximately $7.7 million.

During the next four fiscal years the Company expects that at a minimum, it will have to make the estimated interest and principal payments set forth below.

	4-Fiscal Year Period ($ In thousands)
	2012	2013	2014	2015
Bank revolving credit facility
- Interest(1)	$623	$621	$555	$—
Senior Secured Notes (2)

- Interest	31,851	32,491	33,144	16,821
- Principal	—	—	—	339,788
Senior Unsecured Notes (3)

- Interest	25,113	25,113	25,113	12,556
- Principal	—	—	—	245,000

Total cash — pay interest	57,587	58,225	58,812	29,377
Total cash — pay principal	—	—	—	584,788

Total	$57,587	$58,225	$58,812	$614,165

(1)	We expect we will occasionally use our $35.0 million revolving credit facility to meet working capital needs through 2014. Management expects the average utilized revolver balance will be immaterial and that interest expense will consist of commitment fees for unused balances. The current facility expires August 22, 2014.

(2)	The Secured Notes bear interest at 10% in cash and 2% in PIK. Outstanding principal will increase over time for the 2% compounding PIK interest added to the initial $310 million in principal. The Secured Notes, including $29.8 million in PIK interest, mature November 1, 2014.

(3)	The Senior Unsecured Notes bear interest at 10.25% and mature February 1, 2015.
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

As of September 30, 2011, Alion had spent a cumulative total of $86.7 million to repurchase shares of its common stock to satisfy ESOP distribution and diversification requests from former employees and Plan beneficiaries. In 2008, we changed our prior practice of immediately paying out all distribution requests in full. In March 2008, we began paying ESOP beneficiaries over the five-year distribution period permitted by ERISA and the terms of the Plan. Alion intends to continue this practice for the foreseeable future in part to offset the cash flow effects of annual employee diversification requests that began in fiscal 2008 and which are expected to continue for the foreseeable future. Our debt agreements limit our ability to fund certain discretionary ESOP diversification demands on our cash flow. The table below lists current and prior year share re-purchases.

	Number of
	Shares	Share	Total Value
Date	Repurchased	Price	Purchased

December 2009	745	$34.50	$26
March 2010	218,408	$34.50	$7,535
April 2010	52	$28.00	$1
May 2010	108	$28.00	$3
June 2010	62,875	$28.00	$1,760
July 2010	145	$28.00	$4
August 2010	89	$28.00	$2
September 2010	209	$28.00	$6
December 2010	119,945	$26.65	$3,196
February 2011	322	$26.65	$8
March 2011	136	$26.65	$4
April 2011	166	$27.15	$5
May 2011	3,677	$27.15	$100
June 2011	87,319	$27.15	$2,371
July 2011	2,300	$27.15	$62
August 2011	292	$27.15	$8
September 2011	289	$27.15	$8

Total	497,077		$15,099

Alion management believes cash flow from operations and cash available under its current revolving credit facilities should provide sufficient capital to fulfill current business plans and fund working capital needs for at least the next two years. Management believes that because Alion has been able to manage its obligations without having had to significantly access its revolving credit facility over the past year, that over the next 24 months Alion will likely have access to its revolver as and when necessary. Financial covenants in Alion’s existing debt agreements are less restrictive than were similar covenants in the Term B Senior Credit Agreement. Therefore, Management believes Alion will more likely than not be able to meet its financial covenants and maintain access to its revolver,
We intend to focus on organic growth, margin improvement and process improvement. We expect to improve operating cash flow through careful cash management and more efficient business practices overall. Although Alion expects to have positive cash flow from operations, it will need to generate significant additional revenue beyond current levels and earn net income in order to repay principal and interest on the Senior Secured Notes and Senior Unsecured Notes, and to meet ESOP repurchase and diversification obligations.
The indentures governing the Senior Secured Notes and the Senior Unsecured Notes allow Alion to make certain permitted acquisitions. If the Company identifies suitable candidates and has the available resources, Alion intends to use available financing to make permitted acquisitions. We will need to refinance some, if not all, our senior debt prior to maturity in November 2014 and February 2015 when we will have to payout more than $600 million over a three-month period. We are uncertain if we will be able to refinance these obligations or if refinancing terms will be favorable.
If we cannot refinance our senior debt, we will not have sufficient cash from operations to satisfy all our obligations. If plans or assumptions change, if assumptions prove inaccurate, if we make additional or larger investments than we currently plan, if we invest in or acquire other companies to a greater extent than we currently plan, if we experience unexpected costs or competitive pressures, or if existing cash and projected cash flow from operations prove insufficient, we may need to obtain additional financing sooner than we expect. We intend only to enter into new financing or refinancing we believe to be advantageous. However, given the volatile state of the credit markets and the recent downgrade of our debt, we cannot be certain sources of financing will be available in the future, or, if available, that financing terms would be favorable.

The following table summarizes the contractual and other long-term debt obligations Alion is legally obligated to pay. The table does not include income tax obligations as we do not expect to have to pay taxes for at least the next five years.

	Payments Due by Fiscal Year (In thousands)
	Total	2012	2013	2014	2015	Thereafter
Contractual Obligations:
Long-term debt including principal and interest	$788,789	$57,587	$58,225	$58,812	$614,165	$—
Lease Obligations	154,299	26,675	24,806	23,789	23,675	55,354

Total contractual obligations	$943,088	$84,262	$83,031	$82,601	$637,840	$55,354

Off-Balance Sheet Financing Arrangements
Alion accounts for operating leases entered into in the routine course of business in accordance with ASC 840 Leases. We have no off-balance sheet financing arrangements other than operating leases and letters of credit under our revolving credit agreement. Alion has no relationship with any unconsolidated or special purpose entity and has not issued any guarantees.
Summary of Critical Accounting Policies
Revenue Recognition
Alion derives its revenue from delivering technology services under three types of contracts. Some contracts provide for reimbursement of costs plus fees; others are fixed-price or time-and-material type contracts. We recognize revenue when a contract has been executed, the contract price is fixed or determinable, delivery of services or products has occurred and our ability to collect the contract price is considered reasonably assured. Alion applies the percentage of completion method in Accounting Standards Codification (ASC) 605 — Revenue Recognition to recognize revenue.
Alion recognizes revenue on cost-reimbursement contracts as it incurs costs and includes estimated fees earned. The Company recognizes time-and-material contract revenue at negotiated, fixed, contractually billable rates as it delivers labor hours and incurs other direct expenses. We use various performance measures under the percentage of completion method to recognize revenue for fixed-price contracts. Estimating contract costs at completion and recognizing revenue appropriately involve significant management estimates. Actual costs may differ from estimated costs and affect estimated profitability and revenue recognition timing. From time to time, facts develop that require us to revise estimated total costs or expected revenue. We record the cumulative effect of revised estimates in the period when the facts requiring revised estimates become known. We recognize the full amount of anticipated losses on any contract in the period a loss becomes known. For each of the periods presented, the cumulative effects of revised estimates were immaterial to the Company’s financial performance.
Federal government contracts are subject to periodic funding by our contracting agency customers. A customer may fund a contract at inception or incrementally throughout the period of performance as services are provided. If we determine contract funding is not probable, we defer revenue recognition until realization is probable. The federal government can audit Alion’s contract costs and adjust amounts through negotiation. The federal government considers Alion a major contractor and maintains an office on site. DCAA is currently auditing our 2006 and 2007 claimed indirect costs. We are negotiating our 2005 indirect rates and have settled our rates through 2004. We timely submitted our indirect cost proposals for all open fiscal years and expect to submit this year’s incurred cost proposal next March as required. We have recorded revenue on federal government contracts in amounts we expect to realize.
Alion recognizes revenue on unpriced change orders as it incurs expenses and only to the extent it is probable it will recover such costs. The Company recognizes revenue in excess of costs on unpriced change orders only when management can also estimate beyond a reasonable doubt the amount of excess and experience provides a sufficient basis for recognition. Alion recognizes revenue on claims as expenses are incurred and only to the extent it is probable that it will recover such costs and can reliably estimate the amount it will recover.
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

The Company accounts for goodwill and other intangible assets in accordance with the provisions of ASC 350, Intangibles, Goodwill and Other. We are required to review goodwill at least annually for impairment or, more frequently if events and circumstances indicate goodwill might be impaired. We perform our annual review at the end of each fiscal year. Alion is required to recognize an impairment loss to the extent that goodwill carrying amount exceeds fair value. Evaluating any impairment to goodwill involves significant management estimates. To date, these annual reviews have resulted in no goodwill adjustments.
The Company operates in one segment and tests goodwill at the reporting unit level. Management recently reorganized two reporting units to combine them into a single reporting unit. Alion formerly had three and now has two identified reporting units for the purpose of testing goodwill for impairment. The reporting units are based on current administrative organizational structure and the availability of discrete financial information. Each reporting unit provides a similar range of scientific, engineering and analytical services to U.S. government departments and agencies and commercial customers. The Company employs a reasonable, supportable and consistent method to assign goodwill to reporting units expected to benefit from the synergies arising from acquisitions. When the Company combined two of its former reporting units, Management did not change prior goodwill allocations or re-assign assets or liabilities to another reporting unit.
Alion determines reporting unit goodwill in a manner similar to the way it determines goodwill in a purchase allocation by using fair value to determine reporting unit purchase price, assets, liabilities and goodwill. Reporting unit residual fair value after this allocation is the implied fair value of reporting unit goodwill. The combination of two reporting units into a single reporting unit is otherwise consistent in structure with goodwill analyses for all prior periods presented. The Company allocated prior years’ changes in goodwill carrying value to reporting units based on acquisitions attributable to each unit’s current structure. There were no changes to goodwill in the past two years.
The Company performs its own independent analysis to determine whether goodwill is potentially impaired. Management performs a discounted cash flow analysis and uses market-multiple-based analyses to estimate the enterprise fair value of Alion and its reporting units and the fair value of reporting unit goodwill in order to test goodwill for potential impairment. Management independently determines the rates and assumptions it uses: to perform its goodwill impairment analysis; to assess the probability of future contracts and revenue; and to evaluate the recoverability of goodwill. Our September 2011 contract backlog was approximately eight times trailing twelve month revenue.
Alion’s cash flow analysis depends on several significant management inputs and assumptions. Management uses observable inputs, rates and assumptions generally consistent with those used by the independent third party to prepare the valuation report for the ESOP Trustee. However, Management’s sensitivity analyses also incorporated a more conservative range of growth assumptions in addition to assumptions generally consistent with those used by the independent third party to prepare the valuation report for the ESOP Trust. Management’s cash flow analysis includes the following significant inputs and assumptions: estimated future revenue and revenue growth; estimated future operating margins and EBITDA; observable market multiples for comparable companies; and a discount rate consistent with a market-based weighted average cost of capital. Management includes EBITDA in its analysis in order to use publicly available valuation data.
In the Company’s most recent impairment testing, market multiples for trailing twelve month EBITDA for comparable companies (publicly traded professional services government contractors) ranged from a low of 10.9 to a high of 20.8, with a median value of 14.1. Market multiples for trailing twelve month revenue ranged from a low of 1.02 to a high of 2.3, with a median value of 1.36. Management based its valuation on projected revenue and EBITDA and discounted median market multiples by 20-40% to reflect Alion’s recent financial performance and the uncertainties of future financial performance. Management used a weighted average cost of capital rate of 13.0% derived from market-based inputs, the tax-effected interest cost of Alion’s outstanding debt and a hypothetical market participant capital structure. Management estimates future years’ EBITDA based on Alion’s historical adjusted EBITDA as a percentage of revenue. Management based its estimates of future revenue growth on existing contract backlog and recent contract wins. Management analyzed goodwill for impairment using a range of near-term growth values of 5-8% and a range of 0-3% for longer-term out year forecasts.
Prior year market multiples for trailing twelve month EBITDA for comparable professional services government contractors ranged from a low of 7.5 to a high of 11.1 with a median value of 8.1. Prior year market multiples for trailing twelve month revenue ranged from a low of 0.61 to a high of 0.76, with a median value of 0.71. The prior year weighted average cost of capital rate was 12.5% derived from market-based inputs, the tax-effected interest cost of Alion’s outstanding debt and a hypothetical market participant capital structure. Last year management discounted median market multiples by up to 22% to reflect Alion’s lower EBITDA margins compared to its peer group.

There were no changes to the methods used to evaluate goodwill in prior periods. Changes in one or more inputs could materially alter the calculation of Alion’s enterprise fair value and thus the Company’s determination of whether its goodwill is potentially impaired. A hypothetical 10% increase or decrease in the weighted average cost of capital rate at September 30, 2011, would have produced a corresponding approximate 5% decrease or increase in estimated enterprise value. Alion’s enterprise value based on EBITDA multiples from mergers and acquisitions in the market place was approximately 16-18% higher than discounted cash flow enterprise value at September 30, 2011.
Management reviews the Company’s internally computed enterprise fair value to confirm the reasonableness of the internal analysis and compares the results of its independent analysis with the results of the independent third party valuation report prepared for the ESOP Trustee. Management compares each reporting unit’s carrying amount to its estimated fair value. If a reporting unit’s carrying value exceeds its estimated fair value, the Company compares the reporting unit’s goodwill carrying amount with the corresponding implied fair value of its goodwill. If the carrying amount of reporting unit goodwill exceeds its fair value, the Company recognizes an impairment loss to the extent that the carrying amount of goodwill exceeds implied fair value. Alion performs impairment testing on an enterprise value basis as there is no public market for the Company’s common stock. The Company allocates the goodwill related to acquisitions on a specific identification basis consistent with reporting unit structure.
Management determined that, on an enterprise value basis, Alion’s reporting units have positive carrying value. In reviewing its discounted cash flow analysis prepared for testing goodwill for potential impairment, management considered macroeconomic and other conditions such as:
•	the deterioration in general economic conditions arising from federal budget deficits;
•	Alion’s recent credit downgrade and the potential for limiting future access to capital;
•	an increase in market risks and a higher discount rate for valuing estimated future cash flows;
•	defense and aerospace industry and market concerns about the effects of federal budget deficits on future Department of Defense procurement actions;
•	a decline in market-dependent multiples and metrics in both absolute terms and for Alion relative to its peers;
•	the decline in Alion’s current year sales compared to last year;
•	the Company’s ability to access increased liquidity as a result of its recently-amended larger revolving credit facility;
•	Alion’s success in obtaining $600 million of additional customer contract funding and new contracts from June through September 2011.
Alion completed its most recent goodwill impairment analysis in the fourth quarter of fiscal year 2011 and concluded no goodwill impairment existed as of September 30, 2011. Management determined the totality of events and circumstances would not have supported a decision to roll forward its prior year goodwill impairment analysis and avoid performing a step one goodwill impairment analysis. Management chose to perform a step one analysis which supported a lower enterprise value for Alion as of September 2011 compared to September 2010. September 2011 estimated discounted future cash flows declined 10% compared to September 2010 while the estimated fair value of Alion’s outstanding debt declined less than one percent from September 2010 to September 2011. As a result of changes in Alion’s estimated enterprise fair value, the estimated fair value of Alion’s outstanding common stock declined approximately 22% from September 2010 to September 2011. As of September 30, 2011, the estimated fair value of each reporting unit substantially exceeded its carrying value and enterprise value. Consistent with prior year’s disclosures, this year’s 10% decline in discounted cash flows compared to last year’s analysis, did not result in an impairment to goodwill. Given the results of the Company’s impairment testing under step one; it is unlikely that a reasonably likely change in assumptions would have triggered an impairment. A hypothetical 10% decrease in fair value would not have resulted in impairment to goodwill for any reporting unit or triggered the need to perform additional step two analyses for any reporting unit.
Alion amortizes intangible assets as it consumes economic benefits over estimated useful lives. As of September 30, 2011, the Company had approximately $11.7 million in net intangible assets, primarily contracts purchased through the JJMA and Anteon contract acquisitions. Alion’s intangible assets have the following estimated useful lives:

Purchased contracts	1 – 13 years
Internal use software and engineering designs	2 – 5 years
Non-compete agreements	3 – 6 years

Redeemable Common Stock
There is no public market for Alion’s redeemable common stock and therefore no observable price for its equity, individually or in the aggregate. The ESOP Trust holds all the Company’s outstanding common stock. Under certain circumstances, ESOP beneficiaries can require the ESOP Trust to distribute the value of their beneficial interests. The Internal Revenue Code (IRC) and Employee Retirement Income Security Act (ERISA) require the Company to offer a liquidity put right to ESOP participants who receive Alion common stock. The put right requires the Company to purchase distributed shares at any time during two put option periods at then current fair market value. Common stock distributed by the ESOP Trust is subject to a right of first refusal. Prior to any subsequent transfer, the shares must first be offered to the Company and then to the ESOP Trust. Eventual redemption of shares of Alion common stock as a result of distributions is outside the Company’s control; therefore, Alion classifies its outstanding shares of redeemable common stock as a liability.
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
Alion records changes in the reported value of its outstanding common stock through an offsetting charge or credit to accumulated deficit. The Company decreased its liability for redeemable common stock by approximately $32.5 million for the year ended September 30, 2011. The accumulated deficit at September 30, 2011 included $16.6 million for cumulative changes in the Company’s share redemption liability. Outstanding redeemable common stock had an aggregate fair value of approximately $126.6 million as of September 30, 2011.
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
ASU 2010-28 is effective for fiscal years beginning on or after December 15, 2010, and can only be applied prospectively. Any goodwill impairment recognized on adopting ASU 2010-28 is to be recorded as a cumulative effect adjustment to retained earnings in the period of adoption. Any goodwill impairments occurring subsequent to adoption are to be recognized in current earnings as required by ASC 350. The Company is currently evaluating the effect, if any, that adopting ASU 2010-28 will have on Alion’s consolidated financial position and operating results.
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
In September 2011, the FASB issued Accounting Standards Update 2011-08 (ASU 2011-08), Intangibles Goodwill and Other (Topic 350) — Testing Goodwill for Impairment. ASU 2011-08 permits an entity to first assess qualitative factors including the totality of events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value and therefore whether to test goodwill for impairment. Under ASU 2011-08 an entity may bypass qualitative assessment for any reporting unit in any period and perform a Step One analysis and may resume using qualitative assessment in any subsequent period.
ASU 2011-08 removes the requirement that an entity calculate the fair value of a reporting unit unless the entity determines it is more likely than not that the reporting unit’s fair value is less than its carrying value. Where an entity is required to test goodwill for impairment, ASU 2011-08 does not change existing guidance on how to test goodwill for impairment. The update improves the examples an entity should consider in determining whether to measure an impairment loss for a reporting unit with negative carrying value. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company is currently evaluating the effect, if any, that adopting ASU 2011-08 will have on Alion’s consolidated financial position and operating results.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
We face interest rate risk for periodic borrowings on our $35.0 million senior revolving credit facility. Outstanding balances, if any, bear interest at a variable rate based on Credit Suisse’s prime rate plus a maximum spread of 600 basis points. Variable rates increase the risk that interest charges could increase materially if both market interest rates and outstanding balances were to increase. The Senior Secured Notes and the Senior Unsecured Notes are fixed-rate obligations. Other than the current revolving credit facility, Alion currently has no variable rate debt. We do not use derivatives for trading purposes. We invest excess cash in short-term, investment grade, and interest-bearing securities.
Foreign currency risk
International contract expenses and revenues are U.S. dollar-denominated. Alion does not believe operations are subject to material risks from currency fluctuations.
Risk associated with value of Alion common stock
Changes in the fair market value of Alion’s stock affect our estimated KSOP share repurchase obligations and, to a lesser extent, our stock appreciation right obligations. The number of employees who seek to redeem shares of Alion stock following termination of employment and the number of shares they seek to redeem affect the timing and amount of our repurchase obligations. The number of employees who exercise stock appreciation rights during any particular time period can affect the timing and amount of our stock appreciation right obligations.

Item 8.	Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Financial Statements of Alion Science and Technology Corporation

Report of Independent Registered Public Accounting Firm	50

Consolidated Financial Statements:

Consolidated Balance Sheets as of September 30, 2011 and 2010	51

Consolidated Statements of Operations for the years ended September 30, 2011, 2010 and 2009	52

Consolidated Statements of Redeemable Common Stock, Common Stock Warrants, and Accumulated Deficit for the years ended September 30, 2011, 2010, and 2009	53

Consolidated Statements of Cash Flows for the years ended September 30, 2011, 2010, and 2009	54

Notes to Consolidated Financial Statements	55

Consolidated Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts	109

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Alion Science and Technology Corporation
McLean, Virginia
We have audited the accompanying consolidated balance sheets of Alion Science and Technology Corporation and subsidiaries (the “Company”) as of September 30, 2011 and 2010, and the related consolidated statements of operations, redeemable common stock, common stock warrants and accumulated deficit, and cash flows for each of the three years in the period ended September 30, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects the financial position of Alion Science and Technology Corporation and subsidiaries as of September 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ DELOITTE & TOUCHE LLP
McLean, Virginia
December 20, 2011

ALION SCIENCE AND TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,
	2011	2010
	(In thousands, except share and
	per share information)

Current assets:
Cash and cash equivalents	$20,818	$26,695
Accounts receivable, net	180,364	174,032
Receivable due from ESOP Trust	—	1,896
Prepaid expenses and other current assets	6,086	5,159

Total current assets	207,268	207,782
Property, plant and equipment, net	10,367	10,798
Intangible assets, net	11,734	17,694
Goodwill	398,921	398,921
Other assets	16,198	11,107

Total assets	$644,488	$646,302

Current liabilities:
Interest payable	$17,392	$17,217
Trade accounts payable	52,355	44,486
Accrued liabilities	48,435	43,145
Accrued payroll and related liabilities	39,738	40,221
Billings in excess of revenue earned	2,752	2,917

Total current liabilities	160,672	147,986
Senior secured notes	291,003	275,831
Senior unsecured notes	242,064	246,126
Accrued compensation and benefits, excluding current portion	5,729	6,174
Non-current portion of lease obligations	10,762	7,848
Deferred income taxes	44,181	37,207
Other liabilities	980	—
Redeemable common stock, $0.01 par value, 8,000,000 shares authorized, 6,041,029 and 5,658,234 shares issued and outstanding at September 30, 2011 and September 30, 2010	126,560	150,792
Commitments and contingencies	—	—
Common stock warrants	20,785	20,785
Accumulated other comprehensive loss	(123)	(177)
Accumulated deficit	(258,125)	(246,270)

Total liabilities, redeemable common stock, warrants and accumulated deficit	$644,488	$646,302

See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended September 30,
	2011	2010	2009
	(In thousands, except share and per share information)

Contract revenue	$787,314	$833,988	$802,225
Direct contract expense	603,481	638,000	615,700

Gross profit	183,833	195,988	186,525

Operating expenses:
Indirect contract expense	40,367	40,034	35,473
General and administrative	65,453	71,692	61,544
Rental and occupancy expense	31,311	31,204	32,984
Depreciation and amortization	11,357	16,732	18,959
Loss (gain) on sale of subsidiary	(148)	2,420	—
Gain on sale of contracts	—	(5,014)	—

Total operating expenses	148,340	157,068	148,960

Operating income	35,493	38,920	37,565
Other income (expense):
Interest income	45	119	91
Interest expense	(73,919)	(67,613)	(55,154)
Other	32	(242)	305
Gain on debt extinguishment	939	50,749	—

Total other income (expenses)	(72,903)	(16,987)	(54,758)
Income (loss) before income taxes	(37,410)	21,933	(17,193)
Income tax (expense) benefit	(6,974)	(37,165)	152

Net loss	$(44,384)	$(15,232)	$(17,041)

Basic and diluted loss per share	$(7.83)	$(2.81)	$(3.25)

Basic and diluted weighted average common shares outstanding	5,671,977	5,427,979	5,246,227

See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK,
COMMON STOCK WARRANTS AND ACCUMULATED DEFICIT
FOR THE YEARS ENDED SEPTEMBER 30, 2011, 2010, AND 2009

			Common
	Redeemable Common Stock		Stock	Comprehensive	Accumulated
	Shares	Amount	Warrants	Income	Deficit
	(In thousands, except share and per share information)
Balances at September 30, 2008	5,229,756	$200,561	$—	$—	$(276,876)
Redeemable common stock issued	439,637	15,109	—	—	—
Redeemable common stock retired	(245,119)	(9,175)	—	—	—
Change in common stock redemption value	—	(19,358)	—	—	19,358
Postretirement medical plan actuarial cost	—	—	—	(202)	—
Net loss for year ended September 30, 2009	—	—	—	(17,041)	(17,041)

Comprehensive loss for year ended September 30, 2009	—	—	—	$(17,243)

Balances at September 30, 2009	5,424,274	$187,137	$—		$(274,559)

Redeemable common stock issued	516,590	14,124	—	—	—
Redeemable common stock retired	(282,630)	(9,338)	—	—	—
Common stock warrants issued	—	—	20,785	—	—
Change in common stock redemption value	—	(41,131)	—	—	41,131
Postretirement medical plan actuarial benefit	—	—	—	61	—
Loss on sale of subsidiary	—	—	—	—	2,390
Net loss for year ended September 30, 2010	—	—	—	(15,232)	(15,232)

Comprehensive loss for year ended September 30, 2010	—	—	—	$(15,171)	—

Balances at September 30, 2010	5,658,234	$150,792	$20,785		$(246,270)

Redeemable common stock issued	597,240	14,059	—	—	—
Redeemable common stock retired	(214,445)	(5,762)	—	—	—
Change in common stock redemption value	—	(32,529)	—	—	32,529
Postretirement medical plan actuarial benefit	—	—	—	55	—
Net loss for year ended September 30, 2011	—	—	—	(44,384)	(44,384)

Comprehensive loss for year ended September 30, 2010	—	—	—	(44,329)	—

Balances at September 30, 2011	6,041,029	126,560	20,785		(258,125)

See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net loss	$(44,384)	$(15,232)	$(17,041)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,409	16,777	18,959
Paid in kind interest	6,300	—	—
Bad debt expense	—	—	1,014
Accretion of debt to face value	—	3,263	2,359
Amortization of debt issuance costs	10,143	7,199	2,708
Change in fair value of redeemable common stock warrants	—	(160)	(7,279)
Incentive and stock-based compensation	2,655	3,171	(1,519)
Gain on debt extinguishment	(939)	(50,749)	—
Deferred income taxes	6,974	37,207	—
Loss on sale of subsidiary	—	2,589	—
Gain on sale of contracts	—	(514)	—
Other gains and losses	29	(59)	(370)
Changes in assets and liabilities:
Accounts receivable, net	(6,332)	6,624	(12,718)
Other assets	(1,277)	(1,287)	(4,283)
Trade accounts payable	7,869	(16,102)	3,544
Accrued liabilities	12,370	1,595	14,340
Interest payable	175	8,178	2,496
Other liabilities	729	(104)	6,785

Net cash provided by operating activities	5,721	2,396	8,995
Cash flows from investing activities:
Cash paid for acquisitions-related obligations		(50)	(166)
Capital expenditures	(6,305)	(2,207)	(2,186)
Proceeds from sale of fixed assets	14	110	5

Net cash provided by (used in) investing activities	(6,291)	(2,147)	(2,347)
Cash flows from financing activities:
Cash paid for interest rate swap	—	—	(4,647)
Sale of Secured Notes	—	281,465	—
Sale of Common Stock Warrants	—	20,785	—
Payment of debt issuance cost	(710)	(18,183)	—
Repayment of unsecured notes	(3,993)	—	—
Repayment of Term B Loan	—	(236,596)	—
Repurchase of Subordinated Note and related warrants	—	(25,000)	—
Payment of senior term loan principal	—	—	(2,433)
Payment of Subordinated Note principal	—	—	(3,000)
Revolver borrowings	17,000	84,200	504,900
Revolver repayments	(17,000)	(84,200)	(504,900)
Loan to ESOP Trust	(776)	(5,323)	(5,936)
ESOP loan repayment	776	5,323	5,936
Redeemable common stock purchased from ESOP Trust	(5,762)	(9,338)	(9,174)
Redeemable common stock sold to ESOP Trust	5,158	2,128	7,504

Net cash provided by (used in) financing activities	(5,307)	15,261	(11,750)
Net increase (decrease) in cash and cash equivalents	(5,877)	15,510	(5,102)
Cash and cash equivalents at beginning of period	26,695	11,185	16,287

Cash and cash equivalents at end of period	$20,818	$26,695	$11,185

Supplemental disclosure of cash flow information:
Cash paid for interest	$57,301	$49,161	$49,953
Cash paid (received) for taxes	—	(41)	(152)
Non-cash financing activities:
Common stock issued to ESOP Trust in satisfaction of employer contribution liability	10,797	10,099	10,273
Paid-in-kind interest	6,300	3,263	—
Landlord funded leasehold improvements	2,823	1,197	532
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
(2) Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Alion Science and Technology Corporation and its subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles on the accrual basis of accounting. The statements include the accounts of Alion and its wholly-owned subsidiaries from date of formation or acquisition. All inter-company accounts have been eliminated in consolidation. The wholly-owned subsidiaries are:
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
Reclassifications
Certain items in the consolidated financial statements have been reclassified to conform to the current presentation.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Summary of Critical Accounting Policies
Revenue Recognition
Alion derives its revenue from delivering technology services under three types of contracts. Some contracts provide for reimbursement of costs plus fees; others are fixed-price or time-and-material type contracts. We recognize revenue when a contract has been executed, the contract price is fixed or determinable, delivery of services or products has occurred and our ability to collect the contract price is considered reasonably assured. Alion applies the percentage of completion method in Accounting Standards Codification (ASC) 605 — Revenue Recognition to recognize revenue.
Alion recognizes revenue on cost-reimbursement contracts as it incurs costs and includes estimated fees earned. The Company recognizes time-and-material contract revenue at negotiated, fixed, contractually billable rates as it delivers labor hours and incurs other direct expenses. We use various performance measures under the percentage of completion method to recognize revenue for fixed-price contracts. Estimating contract costs at completion and recognizing revenue appropriately involve significant management estimates. Actual costs may differ from estimated costs and affect estimated profitability and revenue recognition timing. From time to time, facts develop that require us to revise estimated total costs or expected revenue. We record the cumulative effect of revised estimates in the period when the facts requiring revised estimates become known. We recognize the full amount of anticipated losses on any contract in the period a loss becomes known. For each of the periods presented, the cumulative effects of revised estimates were immaterial to the Company’s financial performance.
Federal government contracts are subject to periodic funding by our contracting agency customers. A customer may fund a contract at inception or incrementally throughout the period of performance as services are provided. If we determine contract funding is not probable, we defer revenue recognition until realization is probable. The federal government can audit Alion’s contract costs and adjust amounts through negotiation. The federal government considers Alion a major contractor and maintains an office on site. DCAA is currently auditing our 2006 and 2007 claimed indirect costs. We are negotiating our 2005 indirect rates and have settled our rates through 2004. We timely submitted our indirect cost proposals for all open fiscal years and expect to submit this year’s incurred cost proposal next March as required. We have recorded revenue on federal government contracts in amounts we expect to realize.
Alion recognizes revenue on unpriced change orders as it incurs expenses and only to the extent it is probable it will recover such costs. The Company recognizes revenue in excess of costs on unpriced change orders only when management can also estimate beyond a reasonable doubt the amount of excess and experience provides a sufficient basis for recognition. Alion recognizes revenue on claims as expenses are incurred and only to the extent it is probable that it will recover such costs and can reliably estimate the amount it will recover.
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
The Company accounts for goodwill and other intangible assets in accordance with the provisions of ASC 350, Intangibles, Goodwill and Other. We are required to review goodwill at least annually for impairment or, more frequently if events and circumstances indicate goodwill might be impaired. We perform our annual review at the end of each fiscal year. Alion is required to recognize an impairment loss to the extent that goodwill carrying amount exceeds fair value. Evaluating any impairment to goodwill involves significant management estimates. To date, these annual reviews have resulted in no goodwill adjustments.
The Company operates in one segment and tests goodwill at the reporting unit level. Management recently reorganized two reporting units to combine them into a single reporting unit. Alion formerly had three and now has two identified reporting units for the purpose of testing goodwill for impairment. The reporting units are based on current administrative organizational structure and the availability of discrete financial information. Each reporting unit provides a similar range of scientific, engineering and analytical services to U.S. government departments and agencies and commercial customers. The Company employs a reasonable, supportable and consistent method to assign goodwill to reporting units expected to benefit from the synergies arising from acquisitions. When the Company combined two of its former reporting units, Management did not change prior goodwill allocations or re-assign assets or liabilities to another reporting unit.
Alion determines reporting unit goodwill in a manner similar to the way it determines goodwill in a purchase allocation by using fair value to determine reporting unit purchase price, assets, liabilities and goodwill. Reporting unit residual fair value after this allocation is the implied fair value of reporting unit goodwill. The combination of two reporting units into a single reporting unit is otherwise consistent in structure with goodwill analyses for all prior periods presented. The Company allocated prior years’ changes in goodwill carrying value to reporting units based on acquisitions attributable to each unit’s current structure. There were no changes to goodwill in the past two years.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company performs its own independent analysis to determine whether goodwill is potentially impaired. Management performs a discounted cash flow analysis and uses market-multiple-based analyses to estimate the enterprise fair value of Alion and its reporting units and the fair value of reporting unit goodwill in order to test goodwill for potential impairment. Management independently determines the rates and assumptions it uses: to perform its goodwill impairment analysis; to assess the probability of future contracts and revenue; and to evaluate the recoverability of goodwill. Our September 2011 contract backlog was approximately eight times trailing twelve month revenue.
Alion’s cash flow analysis depends on several significant management inputs and assumptions. Management uses observable inputs, rates and assumptions generally consistent with those used by the independent third party to prepare the valuation report for the ESOP Trustee. However, Management’s sensitivity analyses also incorporated a more conservative range of growth assumptions in addition to assumptions generally consistent with those used by the independent third party to prepare the valuation report for the ESOP Trust. Management’s cash flow analysis includes the following significant inputs and assumptions: estimated future revenue and revenue growth; estimated future operating margins and EBITDA; observable market multiples for comparable companies; and a discount rate consistent with a market-based weighted average cost of capital. Management includes EBITDA in its analysis in order to use publicly available valuation data.
In the Company’s most recent impairment testing, market multiples for trailing twelve month EBITDA for comparable companies (publicly traded professional services government contractors) ranged from a low of 10.9 to a high of 20.8, with a median value of 14.1. Market multiples for trailing twelve month revenue ranged from a low of 1.02 to a high of 2.3, with a median value of 1.36. Management based its valuation on projected revenue and EBITDA and discounted median market multiples by 20-40% to reflect Alion’s recent financial performance and the uncertainties of future financial performance. Management used a weighted average cost of capital rate of 13.0% derived from market-based inputs, the tax-effected interest cost of Alion’s outstanding debt and a hypothetical market participant capital structure. Management estimates future years’ EBITDA based on Alion’s historical adjusted EBITDA as a percentage of revenue. Management based its estimates of future revenue growth on existing contract backlog and recent contract wins. Management analyzed goodwill for impairment using a range of near-term growth values of 5-8% and a range of 0-3% for longer-term out year forecasts.
Prior year market multiples for trailing twelve month EBITDA for comparable professional services government contractors ranged from a low of 7.5 to a high of 11.1 with a median value of 8.1. Prior year market multiples for trailing twelve month revenue ranged from a low of 0.61 to a high of 0.76, with a median value of 0.71. The prior year weighted average cost of capital rate was 12.5% derived from market-based inputs, the tax-effected interest cost of Alion’s outstanding debt and a hypothetical market participant capital structure. Last year management discounted median market multiples by up to 22% to reflect Alion’s lower EBITDA margins compared to its peer group.
There were no changes to the methods used to evaluate goodwill in prior periods. Changes in one or more inputs could materially alter the calculation of Alion’s enterprise fair value and thus the Company’s determination of whether its goodwill is potentially impaired. A hypothetical 10% increase or decrease in the weighted average cost of capital rate at September 30, 2011, would have produced a corresponding approximate 5% decrease or increase in estimated enterprise value. Alion’s enterprise value based on EBITDA multiples from mergers and acquisitions in the market place was approximately 16-18% higher than discounted cash flow enterprise value at September 30, 2011.
Management reviews the Company’s internally computed enterprise fair value to confirm the reasonableness of the internal analysis and compares the results of its independent analysis with the results of the independent third party valuation report prepared for the ESOP Trustee. Management compares each reporting unit’s carrying amount to its estimated fair value. If a reporting unit’s carrying value exceeds its estimated fair value, the Company compares the reporting unit’s goodwill carrying amount with the corresponding implied fair value of its goodwill. If the carrying amount of reporting unit goodwill exceeds its fair value, the Company recognizes an impairment loss to the extent that the carrying amount of goodwill exceeds implied fair value. Alion performs impairment testing on an enterprise value basis as there is no public market for the Company’s common stock. The Company allocates the goodwill related to acquisitions on a specific identification basis consistent with reporting unit structure.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Management determined that, on an enterprise value basis, Alion’s reporting units have positive carrying value. In reviewing its discounted cash flow analysis prepared for testing goodwill for potential impairment, management considered macroeconomic and other conditions such as:
•	the deterioration in general economic conditions arising from federal budget deficits;
•	Alion’s recent credit downgrade and the potential for limiting future access to capital;
•	An increase in market risks and a higher discount rate for valuing estimated future cash flows;
•	Defense and aerospace Industry and market concerns about the effects of federal budget deficits on future Department of Defense procurement actions;
•	a decline in market-dependent multiples and metrics in both absolute terms and for Alion relative to its peers;
•	the decline in Alion’s current year sales compared to last year;
•	the Company’s ability to access increased liquidity as a result of its recently-amended larger revolving credit facility;
•	Alion’s success in obtaining $600 million of additional customer contract funding and new contracts from June through September 2011.
Alion completed its most recent goodwill impairment analysis in the fourth quarter of fiscal year 2011 and concluded no goodwill impairment existed as of September 30, 2011. Management determined the totality of events and circumstances would not have supported a decision to roll forward its prior year goodwill impairment analysis and avoid performing a step one goodwill impairment analysis. Management chose to perform a step one analysis which supported a lower enterprise value for Alion as of September 2011 compared to September 2010. September 2011 estimated discounted future cash flows declined 10% compared to September 2010 while the estimated fair value of Alion’s outstanding debt declined less than one percent from September 2010 to September 2011. As a result of changes in Alion’s estimated enterprise fair value, the estimated fair value of Alion’s outstanding common stock declined approximately 22% from September 2010 to September 2011. As of September 30, 2011, the estimated fair value of each reporting unit substantially exceeded its carrying value and enterprise value. Consistent with prior year’s disclosures, this year’s 10% decline in discounted cash flows compared to last year’s analysis, did not result in an impairment to goodwill. Given the results of the Company’s impairment testing under step one; it is unlikely that a reasonably likely change in assumptions would have triggered an impairment. A hypothetical 10% decrease in fair value would not have resulted in impairment to goodwill for any reporting unit or triggered the need to perform additional step two analyses for any reporting unit.
Alion amortizes intangible assets as it consumes economic benefits over estimated useful lives. As of September 30, 2011, the Company had approximately $11.7 million in net intangible assets, primarily contracts purchased through the JJMA and Anteon contract acquisitions. Alion’s intangible assets have the following estimated useful lives:

Purchased contracts	1 – 13 years
Internal use software and engineering designs	2 – 5 years
Non-compete agreements	3 – 6 years
Redeemable Common Stock
There is no public market for Alion’s redeemable common stock and therefore no observable price for its equity, individually or in the aggregate. The ESOP Trust holds all the Company’s outstanding common stock. Under certain circumstances, ESOP beneficiaries can require the ESOP Trust to distribute the value of their beneficial interests. The Internal Revenue Code (IRC) and Employee Retirement Income Security Act (ERISA) require the Company to offer a liquidity put right to ESOP participants who receive Alion common stock. The put right requires the Company to purchase distributed shares at any time during two put option periods at then current fair market value. Common stock distributed by the ESOP Trust is subject to a right of first refusal. Prior to any subsequent transfer, the shares must first be offered to the Company and then to the ESOP Trust. Eventual redemption of shares of Alion common stock as a result of distributions is outside the Company’s control; therefore, Alion classifies its outstanding shares of redeemable common stock as a liability.
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

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Alion records changes in the reported value of its outstanding common stock through an offsetting charge or credit to accumulated deficit. The Company decreased its liability for redeemable common stock by approximately $32.5 million for the year ended September 30, 2011. The accumulated deficit at September 30, 2011 included $16.6 million for cumulative changes in the Company’s share redemption liability. Outstanding redeemable common stock had an aggregate fair value of approximately $126.6 million as of September 30, 2011.
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
Senior long-term debt. The carrying amount of the Company’s senior debt differs from fair value. The carrying amount of the senior debt reflects amounts Alion is contractually required to pay. Senior long-term debt includes the Company’s revolving credit agreement, its Secured Notes and its Unsecured Notes. Alion is not required to carry its own debt at fair value and reports amounts at amortized cost.
The market for Alion’s outstanding senior debt is limited. The Company used market-based transactions at year end to separately estimate the aggregate fair value of the Senior Secured Notes and the Senior Unsecured Notes. Market values reflect Alion’s recent credit rating downgrade and the Company’s high leverage level. The face value, carrying value and estimated fair values of Alion’s senior debt at September 30, 2011 are set out below.

	Face Value	Carrying Value	Fair Value
	(In thousands)
Senior Secured Notes	$316,920	$291,003	$278,727
Senior Unsecured Notes	245,000	242,064	140,982

Total	$561,920	$533,067	$419,709

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
ASU 2010-28 is effective for fiscal years beginning on or after December 15, 2010, and can only be applied prospectively. Any goodwill impairment recognized on adopting ASU 2010-28 is to be recorded as a cumulative effect adjustment to retained earnings in the period of adoption. Any goodwill impairments occurring subsequent to adoption are to be recognized in current earnings as required by ASC 350. The Company is currently evaluating the effect, if any, that adopting ASU 2010-28 will have on Alion’s consolidated financial position and operating results.
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
In September 2011, the FASB issued Accounting Standards Update 2011-08 (ASU 2011-08), Intangibles Goodwill and Other (Topic 350) — Testing Goodwill for Impairment. ASU 2011-08 permits an entity to first assess qualitative factors including the totality of events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value and therefore whether to test goodwill for impairment. Under ASU 2011-08 an entity may bypass qualitative assessment for any reporting unit in any period and perform a Step One analysis and may resume using qualitative assessment in any subsequent period.
ASU 2011-08 removes the requirement that an entity calculate the fair value of a reporting unit unless the entity determines it is more likely than not that the reporting unit’s fair value is less than its carrying value. Where an entity is required to test goodwill for impairment, ASU 2011-08 does not change existing guidance on how to test goodwill for impairment. The update improves the examples an entity should consider in determining whether to measure an impairment loss for a reporting unit with negative carrying value. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company is currently evaluating the effect, if any, that adopting ASU 2011-08 will have on Alion’s consolidated financial position and operating results.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(3) Business Combinations
Fiscal Year 2010 Sale
On September 30, 2010, Alion sold its HFA subsidiary for $275 thousand. The Company received $200 thousand at closing and recognized a $2.4 million loss on the sale.
On July 9, 2010, Alion’s WCGS subsidiary sold several of its contracts with the U.S. Navy along with certain related assets and liabilities for $5.0 million. WCGS received $4.5 million in cash at closing and recognized a $5.1 million gain on the sale. WCGS continued to provide professional engineering services to the U.S. Navy under a variety of existing contracts through September 30, 2011. Alion provides professional engineering services to the U.S. Navy under a variety of existing contracts.
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
Alion makes 401(k) matching contributions in shares of its common stock. The Company matches the first 3% and one-half of the next 2% of eligible employee salary deferrals by contributing shares of Alion common stock to the ESOP Trust on March 31 and September 30 each year. The Company also makes profit sharing contributions of Alion common stock to the ESOP Trust on the same dates. Up through June 2011, Alion contributed 1% of eligible employee compensation in common stock to the ESOP Trust and 1.5% of eligible employee compensation in cash to the 401(k) component. As of July 2011, profit sharing contributions of 2.5% of eligible employee compensation are entirely in shares of Alion common stock.
Alion recognized $13.2 million, $13.4 million and $13.6 million in expense for the Plan for the years ended September 30, 2011, 2010 and 2009.
(5) Postretirement Benefits
Alion sponsors a postretirement plan providing medical, dental, and vision coverage to eligible former employees. The Company is self-insured with a stop-loss limit under an insurance agreement. The plan was closed to new participants in fiscal 2008. It provides benefits until age 65 for employees who met certain age and service requirements. Alion requires most participants to pay the full expected cost of benefits. A limited number of participants, eligible for coverage after age 65, contribute a lesser amount. As of September 30, 2011, the Company had recognized a $634 thousand unfunded plan liability. Alion paid $48 thousand, $59 thousand and $83 thousand in plan benefits for the years ended September 30, 2011, 2010 and 2009. Participants contributed $18 thousand, $20 thousand and $21 thousand for the years ended September 30, 2011, 2010 and 2009.
(6) Loss Per Share
Basic and diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding excluding the impact of warrants. Even after including required adjustments to the earnings per share numerator, the warrants are anti-dilutive for all periods presented. The Company’s 1,630,437 Subordinated Note warrants were outstanding through March 22, 2010 when they were extinguished. Also on March 22, 2010, Alion issued 310,000 Units that included the Secured Notes and warrants to purchase 602,614 shares of Alion common stock. The Secured Note warrants have a penny per share exercise price, are currently exercisable and expire March 15, 2017. The Secured Note warrants are not redeemable and do not have price protection; they are classified as permanent equity.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Terminating ESOP participants can hold or immediately sell their distributed shares to the Company. If a participant elects to hold distributed shares, the IRC and ERISA require Alion to offer a put option to allow the recipient to sell stock to Alion at the estimated fair value share price based on the most recent price at which the Company was able to sell shares to the ESOP Trust ($20.95 at September 30, 2011 and $27.15 at March 31, 2011). The put right requires Alion to purchase distributed shares during two put option periods at then-current fair market value. Consistent with its duty of independence from Alion management and its fiduciary responsibilities, the ESOP Trustee retains an independent third party valuation firm to assist it in determining the fair market value (share price) at which the Trustee may acquire or dispose of investments in Alion common stock.
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
(8) Accounts Receivable
Accounts receivable at September 30 consisted of the following:

	September 30,
	2011	2010
	(In thousands)
Billed receivables and amounts billable as of the balance sheet date	$85,242	$94,662
Unbilled receivables:
Amounts billable after the balance sheet date	40,621	36,021
Revenues recorded in excess of milestone billings on fixed price contracts	2,737	2,917
Revenues recorded in excess of estimated contract value or funding	30,759	24,952
Retainages and other amounts billable upon contract completion	24,416	19,278
Allowance for doubtful accounts	(3,411)	(3,798)

Total Accounts Receivable	$180,364	$174,032

Revenues recorded in excess of milestone billings on fixed price contracts are not yet contractually billable. Unbilled amounts billable after the balance sheet date consist principally of amounts to be billed within the next year. Any remaining unbilled balance including retainage is billable upon contract completion or completion of DCAA audits. Revenue recorded in excess of contract value or funding is billable upon receipt of contractual amendments or other modifications. Costs and estimated earnings in excess of billings on uncompleted contracts totaled approximately $98.5 million as of September 30, 2011 and included approximately $30.8 million for customer-requested work for which the Company had not received contracts or contract modifications. In keeping with industry practice, Alion classifies all contract-related accounts receivable as current assets based on contractual operating cycles which frequently exceed one year. Unbilled receivables are expected to be billed and collected within one year except for $24.4 million at September 30, 2011.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(9) Property, Plant and Equipment

	September 30,
	2011	2010
	(In thousands)
Leasehold improvements	$11,281	$10,862
Equipment and software	33,373	33,693

Total cost	44,654	44,555
Less: accumulated depreciation and amortization	(34,287)	(33,757)

Net Property, Plant and Equipment	$10,367	$10,798

Depreciation and leasehold amortization expense for fixed assets was approximately $4.4 million, $5.7 million and $6.4 million for the years ended September 30, 2011, 2010 and 2009.
(10) Goodwill and Intangible Assets
The Company accounts for goodwill and other intangible assets according to ASC 350 Intangibles — Goodwill and Other which requires that Alion review goodwill at least annually for impairment or more frequently if events or circumstances indicate goodwill might be impaired. The Company performs this review at the end of each fiscal year. As of September 30, 2011, Alion had approximately $398.9 million in goodwill. There were no changes to the goodwill carrying amount for the years ended September 30, 2011 and 2010.
Intangible assets consist primarily of contracts acquired through the Anteon and JJMA transactions. The table below shows the components of intangible assets as of September 30, 2011 and 2010.

	September 30, 2011			September 30, 2010
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
	(In thousands)
Purchased contracts	$111,635	$(100,864)	$10,771	$111,635	$(94,228)	$17,407
Internal use software and engineering designs	3,182	(2,219)	963	2,155	(1,868)	287

Total	$114,817	$(103,083)	$11,734	$113,790	$(96,096)	$17,694

The weighted-average remaining amortization period of intangible assets was approximately three years at September 30, 2011. Amortization expense was approximately $7.0 million, $11.0 million and $12.6 million for the years ended September 30, 2011, 2010 and 2009. Estimated aggregate amortization expense for the next five years and thereafter is as follows.

Fiscal year ending
September 30,	(In thousands)
2012	6,106
2013	3,588
2014	1,079
2015	737
2016	141
Thereafter	83

$11,734

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(11) Long-Term Debt
Alion’s current debt structure includes a $35 million revolving credit facility, $310 million in Secured Notes and $245 million in Unsecured Notes. On March 22, 2010, the Company retired its Term B Senior Credit Agreement, its Subordinated Note and the Subordinated Note Warrants. Alion is in compliance with each of the affirmative and negative financial and non-financial covenants in its existing debt agreements at September 30, 2011.
Credit Agreement
In March 2010, Alion entered into an agreement for a $25.0 million senior revolving credit facility that matures August 2014. In March 2011, Alion and its lenders amended the credit facility agreement to increase the credit limit to $35.0 million. On August 2, 2011, Alion and its lenders amended the revolving credit facility agreement to change the definition of Consolidated EBITDA and the Minimum Consolidated EBITDA Covenant. Alion can use its credit facility for working capital, permitted acquisitions and general corporate purposes, including up to $35.0 million in letters of credit and up to $5.0 million in short-term swing line loans. As of September 30, 2011, the Company had $587 thousand in outstanding letters of credit. The Company must pay all principal obligations under the Credit Agreement in full no later than August 22, 2014.
Security. The Credit Agreement is secured by a first priority security interest in all current and future tangible and intangible property of Alion and its guarantor subsidiaries, IPS, CATI, METI, JJMA, BMH, WCI, WCGS, MA&D and Alion Canada (US) Corporation. On March 22, 2010 Alion and the subsidiary guarantors entered into an Intercreditor Agreement with Wilmington Trust Company and Credit Suisse AG, Cayman Islands Branch granting Credit Agreement lenders a super priority payment right superior to the Secured Note lenders’ rights with respect to the underlying collateral.
Guarantees. Alion subsidiaries, IPS, CATI, METI, JJMA, BMH, WCI, WCGS, MA&D and Alion Canada (US) Corporation guarantee the Company’s Credit Agreement obligations. These subsidiaries also guarantee Alion’s Secured Note and Unsecured Note obligations described below.
Interest and Fees. Alion can choose a Eurodollar interest rate or a floating alternate base rate to determine credit facility interest expense. The minimum interest rate is 8.5%. The minimum Eurodollar rate is 2.5% plus 600 basis points. The minimum alternate base rate is 3.5% plus 500 basis points.
Other Fees and Expenses. Each quarter Alion pays a 175 basis point commitment fee on the prior quarter’s daily unused credit facility balance. This year, the Company paid approximately $532 thousand in commitment fees.
Alion must pay letter-of-credit issuance and administrative fees, up to a 25 basis point fronting fee and interest in arrears each quarter on all outstanding letters of credit. The interest rate is based on the Eurodollar loan rate which was 6.0% as of September 30, 2011. The Credit Agreement also requires the Company to pay an annual agent’s fee.
Covenants. The Credit Agreement requires the Company to achieve minimum trailing twelve month Consolidated EBITDA levels which increase over the life of the agreement. The table below sets out the required minimum for the period indicated:

Period	Minimum Consolidated EBITDA
July 1, 2011 through September 30, 2011	$55.5 million
October 1, 2011 through September 30, 2012	$60.5 million
October 1, 2012 through September 30, 2013	$63.0 million
October 1, 2013 through August 22, 2014	$65.5 million
The agreement defines Consolidated EBITDA as net income or loss in accordance with GAAP, plus the following items, without duplication, to the extent deducted from net income or included in the net loss:
•	consolidated interest expense;
•	provision for income taxes;
•	depreciation and amortization;
•	cash contributed to the ESOP in respect of Alion’s repurchase liability;

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Management believes that revenue will grow during the year ending September 30, 2012, and that Alion will be able to comply with the trailing twelve-month consolidated EBITDA covenant and non-financial covenants in the revolving credit agreement. However, as the Company depends heavily on federal government contracts, delays in the federal budget process including actions related to the debt ceiling or a federal government shutdown, or lowered federal spending could delay or reduce procurement of the products, services and solutions we provide. If Alion is unable to meet a given revolving credit agreement covenant because expected revenue growth is not forthcoming, or for any other reason, the Company can seek a waiver or an amendment to the revolving credit agreement. Management can provide no assurance that Alion would be able to obtain a requested covenant waiver or amend the revolving credit agreement on favorable terms.
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
Guarantees. Alion’s Secured Notes obligations are guaranteed by the Company’s subsidiaries, IPS, CATI, METI, JJMA, BMH, WCI, WCGS, MA&D and Alion Canada (US) Corporation.
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
Events of Default. The Secured Note Indenture contains customary events of default, including:
•	payment default on interest obligations when due;
•	payment default on principal at maturity;
•	uncured covenant breaches;
•	default under an acceleration of certain other debt exceeding $30 million;
•	bankruptcy and certain insolvency events;
•	judgment for payment in excess of $30 million entered against the Company or any material subsidiary that remains outstanding for a period of 60 days and is not discharged, waived or stayed;
•	failure of any Secured Note guarantee to be in effect or any subsidiary guarantor’s denial or disaffirmation of its guaranty obligations; and
•	failure of any Secured Note security interest to constitute a valid and perfected lien with its applicable priority after a permitted cure period.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unsecured Notes
On February 8, 2007, Alion issued and sold $250.0 million of private 10.25% unsecured notes due February 1, 2015 (Unsecured Notes) to Credit Suisse, which informed the Company it had resold most of the notes to qualified institutional buyers. On June 20, 2007, Alion exchanged the private Unsecured Notes for publicly tradable Unsecured Notes with the same terms.
Guarantees. Alion’s Unsecured Note obligations are guaranteed by the Company’s subsidiaries, IPS, CATI, METI, JJMA, BMH, WCI, WCGS, MA&D and Alion Canada (US) Corporation.
Interest and Fees. The Unsecured Notes bear interest at 10.25% per year, payable semi-annually in arrears on February 1 and August 1. Alion pays interest to holders of record as of the immediately preceding January 15 and July 15. The Company must pay interest on overdue principal or interest at 11.25% per annum to the extent lawful.
Events of Default. The Unsecured Note Indenture contains customary events of default, including:
•	payment default on interest obligations when due;
•	payment default on principal at maturity;
•	uncured covenant breaches;
•	default under an acceleration of certain other debt exceeding $30 million;
•	certain bankruptcy and insolvency events;
•	judgment for payment in excess of $30 million entered against the Company or any material subsidiary that remains outstanding for a period of 60 days and is not discharged, waived or stayed; and
•	failure of any Unsecured Note guarantee or any subsidiary guarantor’s denial or disaffirmation of its guaranty obligations.
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
On March 22, 2010, the Company used $25 million of proceeds from issuing the Units to redeem the Subordinated Note and related warrants recognizing a $57.6 million debt extinguishment gain. The Subordinated Note had an aggregate carrying value of $50.0 million ($60.1 million of principal, PIK and accrued interest net of $10.1 million in unamortized debt issue and loan modification costs). The warrants had an estimated fair value of $32.6 million. Alion was not required to make the deferred January interest payment and de-recognized the related interest expense.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Interest Payable
Interest payable consists of the following balances.

	September 30,
	2011	2010
	(In thousands)
Unsecured Notes	$4,187	$4,271
Secured Notes	13,205	12,946

Total	$17,392	$17,217

As of September 30, 2011, Alion must make the following principal repayments (at face amount before debt discount) for its outstanding debt

	2012	2013	2014	2015	Total
	(In thousands)
Secured Notes and PIK Interest (1)	$—	$—	$—	$339,788	$339,788
Unsecured Notes (2)		—	—	245,000	245,000

Total Principal Payments	$—	$—	$—	$584,788	$584,788

1.	The Secured Notes due in 2015 include $310 million of debt issued in March 2010 and an estimated $29.8 million in PIK interest added to principal over the life of the notes. As of September 30, 2011, the $291.0 million carrying value on the face of the balance sheet included $310 million in principal, $9.6 million in accrued PIK interest and is net of $28.6 million in aggregate unamortized debt issue costs. Initial debt issue costs consist of $7.7 million in original issue discount, $13.5 million in third-party costs and $20.8 million for the Secured Note warrants’ initial fair value.

2.	The Unsecured Notes on the face of the balance sheet include $245 million in principal and $3.0 million in unamortized debt issue costs as of September 30, 2010 (initially $7.1 million).

(12)	Fair Value Measurement
In fiscal 2009 Alion adopted ASC 820 — Fair Value Measurements and Disclosures for financial assets and liabilities recognized or disclosed at fair value in the financial statements and for nonfinancial assets and liabilities recognized or disclosed at fair value on a recurring basis. No such assets or liabilities exist at the balance sheet date. The following year, Alion implemented ASC 820 for all nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Adopting ASC 820 for items such as goodwill and long lived assets measured at fair value if impaired, did not materially affect the Company’s consolidated financial statements or results of operations.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
At September 30, 2011, the Company had no outstanding assets or liabilities required to be reported at fair value. Valuation techniques utilized in the fair value measurement of assets and liabilities presented on the Company’s balance sheet for each period presented were unchanged from previous practice during the reporting period. The Company used Level 3 inputs to measure the fair value of its now-extinguished redeemable common stock warrants.
The table below provides a summary of the changes in fair value of all financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended September 30, 2011 and 2010.

	Fiscal Year Ended September 30,
	2011	2010
	Redeemable Common Stock
	Warrants
	(In thousands)
Balance, beginning of period	$—	$(32,717)
Total realized and unrealized gains and (losses)	—	14,564
Included as a credit to interest expense	—	160
Issuances and settlements	—	17,993

Balance, end of period	$—	$—

(13) Redeemable Common Stock Warrants
In December 2002, Alion issued 1,080,437 detachable, redeemable common stock warrants at an exercise price of $10.00 per share. Alion issued the warrants to IITRI in connection with the Subordinated Note. The Company recognized approximately $7.1 million for the initial fair value of the warrants as original issue discount to the $39.9 million face value of the Subordinated Note. The Subordinated Note warrants were originally exercisable until December 2010. In June 2004, IITRI transferred the warrants to IIT.
In August 2008, Alion issued an additional 550,000 redeemable common stock warrants at an exercise price of $36.95 per share. The Company issued the second set of warrants to IIT when the Subordinated Note was amended. The Company recognized approximately $10.3 million in debt issue costs for the fair value of the August 2008 warrants and the amendment to the December 2002 warrants. Both sets of warrants were exercisable at the current fair value per share of Alion common stock, less the exercise price. On March 22, 2010, the Company retired the Subordinated Note and the related warrants for the aggregate price of $25 million and recognized a net gain of $57.6 million.
In accordance with ASC 815 — Derivatives, Alion classified the Subordinated Note warrants as debt instruments indexed to and potentially settled in the Company’s own stock and not as equity. Alion used an option pricing model to estimate the fair value of its now-retired redeemable common stock warrants. Management considered the share price selected by the ESOP Trustee along with other factors, to assist in estimating the Company’s aggregate liability for outstanding redeemable common stock warrants. The Audit and Finance Committee of Alion’s Board of Directors reviewed the reasonableness of the warrant liability determined by Management. The Audit and Finance Committee considered various factors in its review, including risk free interest rates, volatility of the common stock of comparable publicly- traded companies, and in part, the valuation report prepared for and the share price selected by the ESOP Trustee.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(14) Secured Note Common Stock Warrants
On March 22, 2010, Alion issued 310,000 Units. Each Unit consists of $1,000 of Secured Note face value and a warrant to purchase 1.9439 shares of Alion common stock. The Secured Note warrants entitle holders to purchase a total of 602,614 shares of Alion common stock. Each Secured Note warrant has an exercise price of a penny per share; the Secured Note warrants are not redeemable for cash.
The Company registered the Secured Notes, but is not required to register the warrants. The Units separated into Secured Notes and warrants on June 22, 2010. Each warrant became exercisable on March 22, 2011 and expires on March 15, 2017.
The Secured Note warrants had an initial fair value of approximately $20.8 million based on Alion’s former share price of $34.50. Alion recognized the value of the warrants as part of the debt issue costs for the Secured Notes and recorded a corresponding credit to equity. The Company accounts for the Secured Note warrants as equity and reassesses this classification each reporting period. The Company identified no required changes in accounting treatment as of September 30, 2011.
(15) Leases
Future minimum lease payments under non-cancelable operating leases for buildings, equipment and automobiles at September 30, 2011 are set out below. Alion subleased some excess capacity under its operating leases to subtenants under non-cancelable operating leases.

Lease Payments for Fiscal Years Ending	(In thousands)
2012	$26,675
2013	24,806
2014	23,789
2015	23,675
2016	20,048
And thereafter	35,306

Gross lease payments	$154,299
Less: non-cancelable subtenant receipts	(931)

Net lease payments	$153,368

Composition of Total Rent Expense

	September 30,
	2011	2010	2009
	(In thousands)
Minimum rentals	$21,992	$22,100	$25,742
Less: Sublease rental income	(1,610)	(1,829)	(2,655)

Total rent expense, net	$20,382	$20,271	$23,087

(16) Stock-based Compensation
SAR Plan
Alion’s Stock Appreciation Rights Plan adopted in 2004 expires in 2014. The chief executive officer may award SARs as he deems appropriate. Awards vest ratably over four years with payment following the grant date fifth anniversary. Grants with no intrinsic value expire on their year-five payment date. The Plan permits accelerated vesting in the event of death, disability or a change in control of the Company. Approximately 665 thousand SARs were outstanding at September 30, 2011, at a weighted average grant date fair value of $32.77 per share. No outstanding grant has any intrinsic value. In 2011, 2010 and 2009 Alion recognized $146 thousand, $932 thousand and $611 thousand in SAR-based compensation expense credits.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Phantom Stock Plans
Alion formerly maintained Executive and Director Phantom Stock Plans. In 2009, executives forfeited outstanding phantom stock awards. In 2011, Alion paid out the final vested Director Plan grant and recognized compensation expense of $4 thousand. In 2010 and 2009, Alion recognized $218 thousand and $4.5 million in compensation expense credits.
The Company uses a Black-Scholes-Merton option pricing model based on the fair market value of a share of its common stock to recognize share-based compensation expense. There is no established public trading market for Alion’s common stock. The ESOP Trust is the only holder of our common stock. Alion does not expect to pay any dividends on its common stock and intends to retain future earnings, if any, to use in operating its business.
(17) Long Term Incentive Plan
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
Alion recognizes long term incentive compensation expense based on outstanding grants’ stated values, estimated probability of achieving stated goals and estimated probable future values of existing grants. In 2011 and 2010, the Company recognized $2.8 million and $4.3 million in incentive compensation expense.
(18) Income Taxes
In March 2010, Alion automatically ceased to qualify as an S-corporation and became a C-corporation subject to income taxation at the federal and state level. The Company’s subsidiaries also terminated their qualified Subchapter S status and became subject to separate taxation in states that do not follow IRC consolidated tax return guidelines. When it issued the Secured Notes, Alion also issued deep-in-the-money warrants considered to constitute a second class of stock in contravention of IRC requirements that an S-corporation have only a single class of stock.
Alion’s new C-corporation status should allow it to use anticipated net operating losses (NOL) to offset taxes that may become due in the future if the Company is able to generate future taxable income. The Company’s ability to utilize NOL tax benefits will depend upon the amount of its future taxable income and could be limited under certain circumstances. All of the Company’s prior S-corporation income tax gains and losses were allocated to its sole shareholder, the tax-exempt ESOP Trust.
When Alion’s tax status changed, the Company recorded a deferred tax liability of $33.8 million, a deferred tax asset of $35.4 million and an offsetting valuation allowance of $35.4 million. The net effect of this was to recognize a $33.8 million charge to current earnings for deferred tax expense in 2010. The Company’s history of losses gives rise to a presumption that it might not be able to realize the full benefit of any deferred tax assets it is required to recognize. Therefore, the Company established a valuation allowance equal to the deferred tax assets it was required to recognize on becoming a C-corporation.
Alion is subject to income taxes in the U.S., various states and Canada. Tax statutes and regulations within each jurisdiction are subject to interpretation requiring management to apply significant judgment. The Company continued to recognize income tax expense in 2011 for the difference between the book and tax basis of its tax-deductible goodwill and continued to fully offset deferred tax assets with a valuation allowance. Alion recorded $7.0 million in deferred tax expense and liabilities related to tax-basis goodwill amortization for 2011.
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

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
IRC Section 108(i), allows the Company to elect to defer recognizing until fiscal year 2015, the gain on extinguishing its Subordinated Note. The gain on extinguishing the related warrants was not subject to income taxes. Management determined that an election to defer the extinguishment gain for tax purposes was not beneficial to the Company. Although the Company offers post-retirement prescription drug coverage to a limited number of retirees and beneficiaries, Alion has not claimed any federal tax credit in prior years. The recently enacted health care reform legislation has reduced the value of the federal subsidy for retiree drug coverage. Alion’s tax provision is unaffected by this legislative change. Management will decide whether to seek a subsidy in the future based on its anticipated value and the cost associated with seeking the subsidy.
As a result of Alion’s change in tax status, the Company filed two short-year returns for 2010 and allocated approximately half of 2010 results to its period as an S-corporation and approximately half to its period as a C-corporation.
Tax Uncertainties
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
Alion may become subject to federal or state income tax examination for tax years ended September 2008 and forward. Alion’s former status as a pass-through entity owned by a tax-exempt trust makes an examination unlikely and the possibility of an adverse determination remote. The Company does not expect resolution of tax matters for any open years to materially affect operating results, financial condition, cash flows or its effective tax rate.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2011 deferred tax assets and related valuation allowances were $58.3 million and deferred tax liabilities were $44.2 million. Alion’s effective tax rate for 2011 was -18.6%. As of September 30, 2011 and September 30, 2010 our net deferred tax liability was:

	September 30,	September 30,
	2011	2010
	(in thousands)
Current deferred tax assets	$10,543	$11,175
Noncurrent deferred tax assets	47,721	25,754
Valuation allowances	(58,264)	(36,929)
Noncurrent deferred tax liability	(44,181)	(37,207)

Net deferred tax liability	$(44,181)	$(37,207)

The provision for income taxes for the year ended September 30, 2011 and 2010 is as follows:

	September 30,
	2011	2010
	(In thousands)
Current:
Federal	$—	—
State	—	(2)
Foreign	—	(40)

Total current provision	—	(42)

Deferred:
Federal	5,740	30,622
State	1,234	6,585
Foreign	—	—

Total deferred provision/(benefit)	6,974	37,207

Total provision for income taxes	$6,974	37,165

Alion’s tax provision at September 30, 2011 and 2010 includes the effects of state income taxes, debt extinguishment, its 2010 conversion to a C-corporation and establishing a valuation allowance. The provision for taxes for the years ended September 30, 2011 and 2010 differ from the amounts computed by applying the statutory U.S. federal income tax rate to income before taxes as a result of the following:

	September 30, 2011		September 30, 2010
	(In thousands)

Expected federal income tax (benefit)	35.0%	$(13,093)	35.0%	7,677
State taxes (net of federal benefit)	4.5%	(1,666)	0.8%	201
Nondeductible expenses	-0.6%	232	1.2%	260
Provision to return true-ups	-0.4%	166	0.0%	(2)
Tax credits	—	—	-0.2%	(40)
Deferred tax assets at conversion	—	—	-161.2%	(35,359)
Deferred tax liabilities at conversion	—	—	154.2%	33,818
Change in valuation allowance	-57.0%	21,335	168.4%	36,929
S-corporation share of net income	—	—	-16.6%	(3,638)
Non-taxable debt extinguishment gain	—	—	-12.2%	(2,681)

Income tax expense (benefit)	-18.6%	$6,974	169.4%	37,165

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2011 and 2010 the components of deferred tax assets and deferred tax liabilities were as follows:

	September 30,
	2011	2010
	(In thousands)
Deferred tax assets:
Accrued expenses and reserves	$10,567	$11,083
Intangible amortization	14,122	13,650
Deferred rent	2,956	2,635
Deferred wages	4,070	4,329
Depreciation and leases	3,915	3,580
Carryforwards and tax credits	22,612	1,626
Other	22	26

Gross deferred tax assets	$58,264	36,929

Less Valuation	58,264	36,929

Net Deferred Tax Assets	$—	—

Deferred tax liabilities:
Goodwill	44,181	37,207

Net deferred tax asset/(liability)	$(44,181)	(37,207)

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
Federal government agency prime contract receivables were approximately $124.2 million (68%), and $114.8 million (65%) of aggregate contract receivables at September 30, 2011 and 2010 . For fiscal years 2011 and 2010 approximately 82% of our revenue came from federal government prime contracts; for fiscal year 2009 approximately 77% of revenue came from federal government prime contracts. The following contracts represent 5% or more of consolidated revenue during the years 2011, 2010 or 2009. In the aggregate, they account for approximately one half of Alion’s consolidated revenue each year.

		September 30,
Government Agency	Contract	2011	2010	2009
DoD — Defense	Modeling and Simulation Information	14.1%	13.0%	6.8%
Information Systems	Analysis Center for DISA
Agency (DISA)
DoD — U.S. Navy	Seaport Multiple Award Contract for the	10.8%	12.7%	14.3%
	Naval Sea Systems Command (NAVSEA)

DoD — U.S. Air Force	Technical and Analytical Support for the	11.1%	10.3%	9.5%
	U.S. Air Force
DoD — U.S. Navy	Seaport E Multiple Award Contract for NAVSEA	13.5%	9.2%	5.2%
DoD — DISA	Weapons System Information Analysis Center DISA	8.2%	6.0%	5.5%
(20) Guarantor/Non-guarantor Condensed Consolidated Financial Information
Alion’s Senior Secured and Senior Unsecured Notes are general obligations of the Company. Certain of Alion’s 100% owned domestic subsidiaries have jointly, severally, fully and unconditionally guaranteed the Senior Secured and Senior Unsecured Notes. The following information presents condensed consolidating balance sheets as of September 30, 2011 and September 30, 2010; and condensed consolidating statements of operations and cash flows for the years ended September 30, 2011, 2010 and 2009 of the parent company issuer, the guarantor subsidiaries and the non-guarantor subsidiaries. Investments include investments in subsidiaries held by the parent company issuer and have been presented using the equity method of accounting. As disclosed in Note 3, Alion sold its HFA guarantor subsidiary in September 2010. The results of HFA’s operations and cash flows are included in the condensed consolidating statements for 2010 and 2009. HFA and Alion’s investment in HFA are included in the condensed consolidating balance sheets as of September 30, 2009 only.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Balance Sheet Information at September 30, 2011

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	(In thousands)
Current assets:
Cash and cash equivalents	$20,845	$(27)	$—	$—	$20,818
Accounts receivable, net	177,618	2,358	388	—	180,364
Receivable due from ESOP Trust	—	—	—	—	—
Prepaid expenses and other current assets	5,991	93	2	—	6,086

Total current assets	204,454	2,424	390	—	207,268
Property, plant and equipment, net	9,733	614	20	—	10,367
Intangible assets, net	11,734	—	—	—	11,734
Goodwill	398,921	—	—	—	398,921
Investment in subsidiaries	24,566	—	—	(24,566)	—
Intercompany receivables	1,460	24,675	—	(26,135)	—
Other assets	16,181	12	5	—	16,198

Total assets	$667,049	$27,725	$415	$(50,701)	$644,488

Current liabilities:
Interest payable	$17,392	$—	$—	$—	$17,392
Trade accounts payable	52,092	257	6	—	52,355
Accrued liabilities	48,087	319	29	—	48,435
Accrued payroll and related liabilities	38,766	915	57	—	39,738
Billings in excess of costs revenue earned	2,723	5	24	—	2,752

Total current liabilities	159,060	1,496	116	—	160,672
Intercompany payables	24,675	—	1,460	(26,135)	—
Senior secured notes	291,003	—	—	—	291,003
Senior unsecured notes	242,064	—	—	—	242,064
Accrued compensation and benefits, excluding current portion	5,729	—	—	—	5,729
Non-current portion of lease obligations	10,260	502	—	—	10,762
Deferred income taxes	44,181	—	—	—	44,181
Other liabilities	980	—	—	—	980
Redeemable common stock	126,560	—	—	—	126,560
Common stock of subsidiaries	—	4,084	—	(4,084)	—
Commitments and contingencies	—	—	—	—	—
Common stock warrants	20,785	—	—	—	20,785
Accumulated other comprehensive loss	(123)	—	—	—	(123)
Accumulated surplus (deficit)	(258,125)	21,643	(1,161)	(20,482)	(258,125)

Total liabilities, redeemable common stock and accumulated deficit	$667,049	$27,725	$415	$(50,701)	$644,488

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Balance Sheet Information at September 30, 2010

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	(In thousands)
Current assets:
Cash and cash equivalents	$26,770	$(75)	$—	$—	$26,695
Accounts receivable, net	170,676	3,312	44	—	174,032
Receivable due from ESOP Trust	1,896	—	—	—	1,896
Prepaid expenses and other current assets	5,112	47	—	—	5,159

Total current assets	204,454	3,284	44	—	207,782
Property, plant and equipment, net	10,755	43	—	—	10,798
Intangible assets, net	17,694	—	—	—	17,694
Goodwill	398,921	—	—	—	398,921
Investment in subsidiaries	18,844	—	—	(18,844)	—
Intercompany receivables	1,054	18,235	—	(19,289)	—
Other assets	11,091	13	3	—	11,107

Total assets	$662,813	$21,575	$47	$(38,133)	$646,302

Current liabilities:
Interest payable	$17,217	$—	$—	$—	$17,217
Trade accounts payable	44,065	421	—	—	44,486
Accrued liabilities	42,865	271	9	—	43,145
Accrued payroll and related liabilities	39,276	924	21	—	40,221
Billings in excess of costs revenue earned	2,881	36	—	—	2,917

Total current liabilities	146,304	1,652	30	—	147,986
Intercompany payables	18,236	—	1,053	(19,289)	—
Senior secured notes	275,831	—	—	—	275,831
Senior unsecured notes	246,126	—	—	—	246,126
Accrued compensation and benefits, excluding current portion	6,174	—	—	—	6,174
Non-current portion of lease obligations	7,805	43	—	—	7,848
Deferred income taxes	37,207	—	—	—	37,207
Redeemable common stock	150,792	—	—	—	150,792
Common stock of subsidiaries	—	2,801	—	(2,801)	—
Commitments and contingencies	—	—	—	—	—
Common stock warrants	20,785	—	—	—	20,785
Accumulated other comprehensive loss	(177)	—	—	—	(177)
Accumulated surplus (deficit)	(246,270)	17,079	(1,036)	(16,043)	(246,270)

Total liabilities, redeemable common stock and accumulated deficit	$662,813	$21,575	$47	$(38,133)	$646,302

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Operations for the Year Ended September 30, 2011

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	(In thousands)
Contract revenue	$769,467	$17,025	$822	$—	$787,314
Direct contract expenses	593,600	9,333	548	—	603,481

Gross profit	175,867	7,692	274	—	183,833

Operating expenses:
Indirect contract expense	37,683	2,651	33	—	40,367
General and administrative	64,522	620	311	—	65,453
Rental and occupancy expense	30,852	407	52	—	31,311
Depreciation and amortization	11,336	18	3	—	11,357
Loss on sale of subsidiary	(148)	—	—	—	(148)

Total operating expenses	144,245	3,696	399	—	148,340

Operating income (loss)	31,622	3,996	(125)	—	35,493
Other income (expense):
Interest income	45	—	—	—	45
Interest expense	(73,919)	—	—	—	(73,919)
Other	(535)	568	(1)	—	32
Gain on debt extinguishment	939	—	—	—	939
Equity in net income of subsidiaries	4,438	—	—	(4,438)	—

Total other income (expense)	(69,032)	568	(1)	(4,438)	(72,903)
Income (loss) before income taxes	(37,410)	4,564	(126)	(4,438)	(37,410)
Income tax (expense) benefit	(6,974)	—	—	—	(6,974)

Net income (loss)	$(44,384)	$4,564	$(126)	$(4,438)	$(44,384)

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Operations for the Year Ended September 30, 2010

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	(In thousands)
Contract revenue	$803,565	$30,276	$147	$—	$833,988
Direct contract expenses	618,018	19,864	118	—	638,000

Gross profit	185,547	10,412	29	—	195,988

Operating expenses:
Indirect contract expense	36,482	3,505	47	—	40,034
General and administrative	70,448	903	341	—	71,692
Rental and occupancy expense	30,619	541	44	—	31,204
Depreciation and amortization	16,687	45	—	—	16,732
Loss on sale of subsidiary	(6,056)	8,476	—	—	2,420
Gain (loss) on sale of contracts	—	(5,014)	—	—	(5,014)

Total operating expenses	148,180	8,456	432	—	157,068

Operating income (loss)	37,367	1,956	(403)	—	38,920
Other income (expense):
Interest income	93	26	—	—	119
Interest expense	(67,613)	—	—	—	(67,613)
Other	(559)	317	—	—	(242)
Gain on debt extinguishment	50,749	—	—	—	50,749
Equity in net income of subsidiaries	1,938	—	—	(1,938)	—

Total other income (expense)	(15,392)	343	—	(1,938)	(16,987)
Income (loss) before income taxes	21,975	2,299	(403)	(1,938)	21,933
Income tax (expense) benefit	(37,207)	2	40	—	(37,165)

Net income (loss)	$(15,232)	$2,301	$(363)	$(1,938)	$(15,232)

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Operations for the Year Ended September 30, 2009

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	(In thousands)
Contract revenue	$766,297	$35,884	$44	$—	$802,225
Direct contract expenses	590,934	24,737	29	—	615,700

Gross profit	175,363	11,147	15	—	186,525

Operating expenses:
Indirect contract expense	31,968	3,509	(4)	—	35,473
General and administrative	60,292	998	254	—	61,544
Rental and occupancy expense	32,370	592	22	—	32,984
Depreciation and amortization	18,907	52	—	—	18,959

Total operating expenses	143,537	5,151	272	—	148,960

Operating income	31,826	5,996	(257)	—	37,565
Other income (expense):
Interest income	72	19	—	—	91
Interest expense	(55,154)	—	—	—	(55,154)
Other	(129)	434	—	—	305
Equity in net income of subsidiaries	6,300	—	—	(6,300)	—

Total other income (expense)	(48,911)	453	—	(6,300)	(54,758)
Income (loss) before income taxes	(17,085)	6,449	(257)	(6,300)	(17,193)
Income tax benefit (expense)	44	(2)	110	—	152

Net income (loss)	$(17,041)	$6,447	$(147)	$(6,300)	$(17,041)

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Cash Flows
Year Ended September 30, 2011

			Non-
	Parent	Guarantors	Guarantors	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$5,061	$636	$24	$5,721
Cash flows from investing activities:
Capital expenditures	(5,694)	(588)	(23)	(6,305)
Proceeds from sale of fixed assets	14	—	—	14

Net cash provided by (used in) investing activities	(5,680)	(588)	(23)	(6,291)

Cash flows from financing activities:
Payment of debt issuance cost	(710)	—	—	(710)
Repayment of unsecured notes	(3,993)	—	—	(3,993)
Revolver borrowings	17,000	—	—	17,000
Revolver repayments	(17,000)	—	—	(17,000)
Loan to ESOP trust	(776)	—	—	(776)
ESOP loan repayment	776	—	—	776
Redeemable common stock purchased from ESOP trust	(5,762)	—	—	(5,762)
Redeemable common stock sold to ESOP Trust	5,158	—	—	5,158

Net cash provided by (used in) financing activities	(5,307)	—	—	(5,307)

Net increase (decrease) in cash and cash equivalents	(5,926)	48	1	(5,877)
Cash and cash equivalents at beginning of period	26,770	(74)	(1)	26,695

Cash and cash equivalents at end of period	$20,844	$(26)	$—	$20,818

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

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Cash Flows
Year Ended September 30, 2009

			Non-
	Parent	Guarantors	Guarantors	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$9,056	$(63)	$2	$8,995
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(166)	—	—	(166)
Capital expenditures	(2,160)	(22)	(4)	(2,186)
Proceeds from sale of assets	5	—	—	5

Net cash used in investing activities	(2,321)	(22)	(4)	(2,347)

Cash inflows (outflows) from financing activities:
Cash paid under interest rate swap	(4,647)	—	—	(4,647)
Payment of senior term loan principal	(2,433)	—	—	(2,433)
Payment of subordinated note principal	(3,000)	—	—	(3,000)
Revolver borrowings	504,900	—	—	504,900
Revolver repayments	(504,900)	—	—	(504,900)
Loan to ESOP trust	(5,936)	—	—	(5,936)
ESOP loan repayment	5,936	—	—	5,936
Redeemable common stock purchased from ESOP trust	(9,174)	—	—	(9,174)
Redeemable common stock sold to ESOP Trust	7,504	—	—	7,504

Net cash used in financing activities	(11,750)	—	—	(11,750)

Net decrease in cash and cash equivalents	(4,988)	(112)	(2)	(5,102)
Cash and cash equivalents at beginning of period	16,392	(103)	(2)	16,287

Cash and cash equivalents at end of period	$11,404	$(215)	$(4)	$11,185

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(21) Related Party Transactions
Up through December 31, 2010, Alion used the consulting services of One Team, a company owned by General George Joulwan, (USA Ret.), a member of Alion’s board of directors. The Company paid One Team approximately $60 thousand per year for fiscal 2010 and 2009.
(22) Commitments and Contingencies
Government Audits
Federal government cost-reimbursement contract revenues and expenses in the consolidated financial statements are subject to DCAA audit and possible adjustment. Alion is a major contractor and DCAA maintains an office on site to perform its various audits throughout the year. The Company has settled indirect rates through 2004 based on completed DCAA audits and is currently negotiating 2005 indirect rates. Alion has recorded federal government contract revenue based on amounts it expects to realize upon final settlement.
Legal Proceedings
We are involved in routine legal proceedings occurring in the ordinary course of business. We believe these routine legal proceedings are not material to our financial condition, operating results, or cash flows.
As a government contractor, from time to time we may be subject to DCAA audits and federal government inquiries. The federal government may suspend or debar for a period of time any federal contractor it finds has violated the False Claims Act, or who has been indicted or convicted of violations of other federal laws. This could also result in fines or penalties. Given Alion’s dependence on federal government contracts, suspension or debarment could have a material effect on our business, financial condition, operating results, cash flows and our ability to meet our financial obligations. We are not aware of any such pending federal government claims or investigations.
(23) Interim Period (Unaudited, in thousands except per share information)

	2011 Quarters
	1st	2nd	3rd	4th
Revenue	$200,768	$202,551	$192,797	$191,198
Gross profit	$45,254	$47,549	$47,053	$43,977
Net income (loss)	$(11,132)	$(9,667)	$(11,476)	$(12,109)
Income (loss) per share	$(1.97)	$(1.74)	$(1.98)	$(2.12)
Current assets	$194,812	$205,590	$182,506	$207,268
Current liabilities	$142,909	$147,948	$134,837	$160,672

	2010 Quarters
	1st	2nd	3rd	4th
Revenue	$205,738	$203,546	$213,309	$211,395
Gross profit	$46,742	$47,497	$48,456	$53,293
Net income (loss)	$(7,941)	$9,165	$(13,116)	$(3,341)
Income (loss) per share	$(1.46)	$1.69	$(2.40)	$(0.62)
Current assets	$189,760	$221,579	$201,674	$207,782
Current liabilities	$169,588	$171,138	$156,967	$147,986

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedure. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 15d — 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it is required to file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosures. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are timely and effective at the reasonable assurance level.
Limitations on the Effectiveness of Controls. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures.
Management’s Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 15d — 15(f) under the Exchange Act). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles.
The Company’s management assessed the effectiveness of our internal control over financial reporting as of September 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we believe that as of September 30, 2011, our internal control over financial reporting was effective based on criteria set forth by COSO in Internal Control — Integrated Framework.
Changes in Internal Control Over Financial Reporting. During the three months ended September 30, 2011, there were no changes in our internal control over financial reporting (as such term is defined in Rule 15d — 15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control for financial reporting.
Scope of the Assessment. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the exemption provided to issuers that are neither “large accelerated filers” nor “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Information Regarding the Directors of the Registrant
The names, ages and positions of our current directors are set forth below:

			Term	Director
Name	Age	Position	Expires	Since

Bahman Atefi	58	President, Chief Executive Officer and Chairman	2014	2001
Edward C. (Pete) Aldridge, Jr.	73	Director	2012	2003
Leslie L. Armitage	43	Director	2013	2002
Lewis Collens	73	Director	2013	2002
Admiral Harold W. Gehman, Jr., USN (Ret.)	68	Director	2013	2002
General Michael V. Hayden, USAF (Ret.)	66	Director	2012	2010
General George A. Joulwan, USA (Ret.)	72	Director	2014	2002
General Michael E. Ryan, USAF (Ret.)	69	Director	2014	2002
David J. Vitale	65	Director	2012	2009
The Company’s directors are divided into three classes. The first class of directors: Edward C. Aldridge, Jr., General Michael V. Hayden and David J. Vitale; have terms expiring on the date of Alion’s 2012 annual shareholder meeting. The second class of directors: Leslie Armitage, Lewis Collens and Admiral Harold W. Gehman, Jr.; have terms expiring on the date of Alion’s 2013 annual shareholder meeting. The third class of directors: Bahman Atefi, General George A. Joulwan and General Michael E. Ryan; have terms expiring on the date of Alion’s 2014 annual shareholder meeting.
The following sets forth the business experience, principal occupations and employment of each of our directors, as well as their specific experience, qualifications, attributes and skills relevant to our business that led to the conclusion that each of these individuals should serve as an Alion director.
Bahman Atefi was appointed president and chief executive officer of Alion in December 2001. He is also chairman of Alion’s Board of Directors. Dr. Atefi also serves as chairman of the ESOP committee. Dr. Atefi served as president of IITRI from August 1997 and as its chief executive officer from October 2000 until December 20, 2002, when Alion purchased substantially all of IITRI’s assets. From June 1994 to August 1997, Dr. Atefi served as manager of the energy and environmental group at Science Applications International Corporation. In this capacity, he was responsible for a business unit which provided scientific and engineering support to the U.S. Department of Energy, Nuclear Regulatory Commission, Environmental Protection Agency, Department of Defense, and commercial and international customers. Dr. Atefi is a member of the Board of Directors of The Wolf Trap Foundation for the Performing Arts. Dr. Atefi received a BS in Electrical Engineering from Cornell University, an MS in Nuclear Engineering and a Doctor of Science in Nuclear Engineering from the Massachusetts Institute of Technology.
Dr. Atefi was selected and continues to serve as a director of the company because of his institutional and operational knowledge of the Company’s business, his financial acumen, his service as the Company’s chief executive officer and his more than twenty-five years of experience in the government contracting professional services market.
Edward C. (Pete) Aldridge, Jr. has served as a director of Alion since November 2003. Mr. Aldridge retired from government service in May 2003 as the Under Secretary of Defense for Acquisition, Technology, and Logistics, a position he held since May 2001. In this position, Mr. Aldridge was responsible for all matters relating to Department of Defense acquisition, research and development, advanced technology, international programs, and the industrial base. From March 1992 to May 2001, Mr. Aldridge also served as president and CEO of the Aerospace Corporation, president of McDonnell Douglas Electronic Systems, Secretary of the Air Force, and numerous other positions within the Department of Defense. He was a director of Lockheed Martin Corporation from June 2003 to April 2011 and was a director of Global Crossing, Ltd. from December 2003 to October 2011.
Mr. Aldridge was selected and continues to serve as a director of the Company because of his extensive domain expertise which he developed over a long, exemplary career that includes prior leadership positions in both public and private government contracting professional services organizations and his service as Secretary of the Air Force.

Leslie L. Armitage has served as a director of Alion since May 2002. Ms. Armitage currently serves as a Senior Managing Director and Co-Founder of Relativity Capital, a position she has held since January 2006. Ms. Armitage served as a Managing Director and Partner of The Carlyle Group from January 1999 until May 2005 and held various positions at Carlyle from 1990 to 1999. Ms. Armitage has served on the Board of Directors of Nivisys Industries LLC since March 2008, MHF Services, Inc. since June 2009, Tactical Micro, Inc. since December 2010 and Berkshire Manufactured Products from March 2008 to March 2011. She previously served on the Board of Directors of Vought Aircraft Industries, Inc., Honsel International Technologies, and United Components, Inc.
Ms. Armitage was selected and continues to serve as a director of the Company because of her extensive financial experience and acumen developed over the course of more than fifteen years in the private equity market, in addition to her familiarity with companies in the government contracting professional services industry.
Lewis Collens has served as a director of Alion since May 2002. From 1990 to 2009, Mr. Collens served as president of Illinois Institute of Technology (“IIT”). He is currently President Emeritus and Professor of Law Emeritus at IIT, Chicago-Kent College of Law, a position he has held since August 2009. Mr. Collens previously served as chief executive officer of IITRI from 1990 to October 2000. Mr. Collens has served as a director of Amsted Industries since February 1991 and as a director and Chairman of Colson Company since March 2002.
Mr. Collens was selected and continues to serve as a director of the Company because of his familiarity with the Company’s business from his prior roles as the Chief Executive Officer and Board Chairman of the company’s predecessor IIT Research Institute, as well as the financial and legal expertise he has developed over his career.
Admiral Harold W. Gehman, Jr.,USN (Ret.) has served as a director of Alion since September 2002. Admiral Gehman retired from over 35 years of active duty in the U.S. Navy in October 2000. While in the U.S. Navy, Admiral Gehman served as NATO’s Supreme Allied Commander, Atlantic and as the Commander in Chief of the U.S. Joint Forces Command from September 1997 to September 2000. Since his retirement in November 2000, Admiral Gehman has served as an independent consultant to the U.S. Government from October 2000 to present. Admiral Gehman has served on the Boards of Directors of Maersk Lines, Ltd. since April 2001, Transystems Corp since January 2002 and Nivisys Corp. since July 2008 to July 2011. He also served on the board of visitors of Old Dominion University. Admiral Gehman is a senior fellow at the National Defense University and was the chairman of the Governor of Virginia’s Advisory Commission for Veterans Affairs. Admiral Gehman served as co-chairman of the Defense Department’s investigation into the October 2000 attack on the U.S.S. Cole in Aden Harbor, Yemen, as chairman of the Space Shuttle Columbia Accident Investigation Board, and as the Commissioner of the 2005 National Base Realignment and Closure Act.
Admiral Gehman was selected and continues to serve as a director of the Company because of his extensive domain expertise developed over the course of his service as a naval officer, as well as his years of leadership in the most senior levels of the U.S. defense establishment.
General Michael V. Hayden, USAF (Ret.) has served as a director of Alion since July 2010. General Hayden retired from over forty years of service in the United States Air Force in July 2008. General Hayden served as Director of the Central Intelligence Agency from May 2006 until February 2009, and as Director of the National Security Agency from 1999 until 2005. He entered active duty in 1969 after earning a bachelor’s degree in history in 1967 and a master’s degree in modern American history in 1969, both from Duquesne University. He is a distinguished graduate of Duquesne’s ROTC program. General Hayden served as Commander of the Air Intelligence Agency and as Director of the Joint Command and Control Warfare Center. He has also served in senior staff positions at the Pentagon, Headquarters U.S. European Command, National Security Council and the U.S. Embassy to the People’s Republic of Bulgaria. General Hayden served as Deputy Chief of Staff, United Nations Command and U.S. Forces Korea, Yongsan Army Garrison, South Korea. He currently serves as a Distinguished Visiting Professor at George Mason University School of Public Policy and as a Principal at the Chertoff Group. General Hayden has served on the Board of Directors of Motorola Corporation since January 2011 and National Interest Security Company from April 2009 to March 2010. General Hayden also serves as a Consultant and Advisory Board Member for Cubic Defense Applications, Computer Sciences Corporation, Kaseman LLC, Draper Labs and Next Century Corporation.
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

General George A. Joulwan, USA (Ret.) has served as a director of Alion since May 2002. General Joulwan retired from 36 years of service in the military in September 1997. While in the military, General Joulwan served as Commander in Chief for the U.S. Army, for U.S. Southern Command in Panama from 1990-1993 and served as Commander in Chief of the U.S. European Command and NATO Supreme Allied Command from 1993-1997. From 1998 to 2000, General Joulwan served as an Olin Professor at the U.S. Military Academy at West Point. General Joulwan has also served as an adjunct professor at the National Defense University from 2001 to 2002. Since 1998, General Joulwan has served as President of One Team, Inc., a strategic consulting company. General Joulwan has served as a director of General Dynamics Corporation since 1998, Accenture Federal Services LLC since 2002, TRS-LLC since 2001, IAP Worldwide Services since 2005, Freedom Group, Inc. since 2007, and nGrain (Canada) Corporation since 2004.
General Joulwan was selected and continues to serve as a director of the Company because of his extensive domain expertise developed over the course of his service as an Army officer, as well as his years of leadership in the senior-most levels of the U.S. defense establishment.
General Michael E. Ryan, USAF (Ret.) has served as a director of Alion since May 2002. General Ryan retired from the military in 2001 after 36 years of service. He served his last four years as the 16th Air Force Chief of Staff, responsible for organizing, training and equipping over 700,000 active duty, reserve and civilian members. He is currently president of the consulting firm, Ryan Associates, focusing on national defense issues, a position he has held since January 2001. He is Chairman of the Board of CAE USA, Inc., SELEX Galileo Inc. and the Air Force Village Charitable Foundation. He has served on the Board of Directors of United Services Automobile Association since November 2004, Circadence Corporation since December 2003, VT Services, Inc. since December 2004, CAE USA since August 2002, SELEX Galileo Inc. since June 2005 and Nivisys Industries LLC from July 2008 to July 2011. He is a senior trustee of the Air Force Academy Falcon Foundation.
General Ryan was selected and continues to serve as a director of the company because of his extensive domain expertise developed over the course of his service as an Air Force officer, as well as his years of leadership in the senior-most levels of the U.S. defense establishment, including as a Chief of Staff of the Air Force.
David J. Vitale has served as a director of Alion since September 2009. He was the Chief Administrative Officer of the Chicago Public School System from 2003 -2008. From February of 2001 through November of 2002, Mr. Vitale served as President and Chief Executive Officer of the Chicago Board of Trade and as a member of its Board of Directors and Executive Committee. Mr. Vitale also served as President and CEO of the MidAmerica Commodity Exchange, an affiliate of the Chicago Board of Trade. He is a former Vice Chairman and Director of Bank One Corporation, where he was responsible for Bank One’s Commercial Banking, Real Estate, Private Banking, Investment Management and Corporate Investments businesses. Mr. Vitale has served on the Boards of Directors of United Continental Holdings, Inc. since February 2006, ISO New England, Inc. (“ISO”) since September 2004, Wheels Inc. since September 1999, DNP Select Income Fund, Inc. (“DNP”) since April 2000, DTF Tax-Free Income Inc. (“DTF”) since May 2005, Duff & Phelps Utility & Corp. Bond Trust Inc. (“Duff & Phelps”) since May 2005, Ariel Capital Management Holdings, Inc. since November 2000 and Urban Partnership Bank (“UPB”) since August 2010. He has served as Chairman of ISO since October 2010, of UPB since August 2010, and of DNP, DTF and Duff & Phelps since May 2009.
Mr. Vitale was selected and continues to serve as a director of the company because of his extensive financial experience and acumen and his experience as a senior officer and director of Fortune 500 companies.
Establishment of Committees
The Board of Directors has established four committees, an Audit and Finance Committee, a Compensation Committee, a Governance and Compliance Committee, and a Special Projects Committee. Each committee currently consists of the following members:

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
The Audit and Finance Committee met five times during fiscal year 2011.
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
The Compensation Committee met three times during fiscal year 2011.
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
The Corporate Governance and Compliance Committee met four times during fiscal year 2011.
Special Projects Committee
The Special Projects Committee’s primary purpose and function is to oversee special projects and programs of a significant nature as determined jointly by the Committee and the management of Alion, or by the Board of Directors; and develop, recommend to the Board, and assess policies and procedures with regard to such special projects.
The Special Projects Committee met once during the year 2011.

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
Registrant Chief Executive Officer and Chairman of the Board
Dr. Atefi was selected to act as both the first CEO and Chairman of the Board of Directors of Alion in 2002 largely because both Illinois Institute of Technology (IIT) and the ESOP Trustee (initially the two largest holders of Alion’s debt and common stock at the time) required him to act as CEO to successfully conclude Alion’s employee buyout of IITRI’s assets. Both IIT and the ESOP Trustee also believed Dr. Atefi was the individual most qualified to serve as Chairman because of his institutional and operational knowledge and his financial acumen. The Company continues to believe this leadership structure remains the most appropriate structure for Alion. Dr. Atefi’s leadership as both the CEO and Board Chairman over the past ten years has been instrumental in growing Alion’s revenue by more than four hundred percent during his tenure, establishing the Company’s long term capital structure and increasing shareholder value through overall growth in Alion’s share price.
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

Name	Age	Office	Position Since

Bahman Atefi	58	President, Chief Executive Officer and Chairman of the Board of Directors(1)	December 2001
Stacy Mendler	48	Chief Operating Officer and Executive Vice President (1)	September 2006
Michael Alber	54	Chief Financial Officer, Senior Vice President and Treasurer (1)	November 2008
Scott Fry	62	Sector Senior Vice President — Engineering and Integration Solutions Sector (1)	September 2006
Robert Hirt	51	Sector Senior Vice President — Technology, Engineering and Operational Solutions Sector	July 2011
Thomas McCabe	56	Senior Vice President, General Counsel and Secretary	March 2010

(1)	Member of the ESOP committee.
The following sets forth the business experience, principal occupations and employment of each of the current executive officers who do not serve on the Board of Directors. Please read “Information Regarding the Directors of the Registrant” above for the information with respect to Dr. Atefi.
Stacy Mendler has served as Chief Operating Officer and Executive Vice President of Alion since September 2006. She served as Executive Vice President and Chief Administrative Officer of Alion from September 2005 until September 2006, and as Senior Vice President and Chief Administrative Officer of Alion from May 2002 until September 2005. She is also a member of Alion’s ESOP committee. Ms. Mendler served IITRI as Senior Vice President and Director of Administration from October 1997 until December 20, 2002, when Alion purchased substantially all of IITRI’s assets. As of May 2002, Ms. Mendler was IITRI’s Chief Administrative Officer, as well as Senior Vice President. She also served as IITRI’s Assistant Corporate Secretary from November 1998 through December 2002. From February 1995 to October 1997, Ms. Mendler was Vice President and Group Contracts Manager for the Energy and Environment Group at Science Applications International Corporation where she managed strategy, proposals, contracts, procurements, subcontracts and accounts receivable. She currently serves on the Board of Directors of NVTC, the VA Chamber of Commerce (VCOC) and the Professional Services Council (PCS) and on the executive committees of NVTC and VCOC and is the Secretary of NVTC. Ms. Mendler received a BBA in Marketing from James Madison University and a MS in Contracts and Acquisition Management from Florida Institute of Technology.
Michael Alber has served as Senior Vice President, Chief Financial Officer and Treasurer of Alion since November 2008. He was Senior Vice President and acting Chief Financial Officer from February 2008 to November 2008. He served as Senior Vice President and Director of Finance from November 2007 to February 2008. Prior to joining Alion, Mr. Alber served as Senior Vice President and Group Controller at Science Applications International Corporation (SAIC) from April 1990 to November 2007 where he was responsible for the financial and administrative oversight of the IT & Network Solutions Group comprising three business units with over 9,300 employees and over 20 international and domestic locations and with annual operating revenues over $1.5 billion. Prior to SAIC, Mr. Alber held various senior finance and contract — related positions with Network Solutions Inc., GeoTrans Inc. and System Development Corporation. Mr. Alber received a BS in Business Administration from George Mason University.
Scott Fry has served as Sector Senior Vice President for Alion’s Engineering and Integration Solutions Sector since September 2006. Mr. Fry served as Senior Vice President and Sector Manager of Alion’s JJMA Maritime Sector from October 2005 until September 2006, and as Senior Vice President and Deputy Sector Manager for the JJMA Maritime Sector from April 2005 to October 2005. Between January 2004 and April 2005 Mr. Fry was a Group Senior Vice President for Alion’s Strategic Systems Group. Prior to joining Alion in January 2004, Mr. Fry served in the U.S. Navy for 32 years, retiring at the rank of Vice Admiral. His career included command and staff positions both at sea and ashore with the Navy, NATO, and Joint Chiefs of Staff. In his last active duty assignment he commanded the United States Sixth Fleet during Operation Iraqi Freedom and the Global War on Terrorism. Mr. Fry received a BS from the United States Naval Academy in Annapolis, Maryland.

Robert Hirt has served as Senior Sector Vice President for the Technology Engineering and Operational Solutions Sector since July 2011 and the Engineering and Information Technology Sector since March 2011. Mr. Hirt joined Alion in April of 2009 as the Deputy Sector Manager for the Engineering and Information Technology Sector. Prior to joining Alion, Mr. Hirt served as a Senior Manager and Chief Technology Officer at SAIC for over 23 years. In this tenure he managed the corporation’s CBRN Weapons Effect, Planning and Simulation Division (DTRA, STRATCOM, NATO), Command and Control Operations (GCCS-J, M, A, GCSS, NCES) and Logistics Service Operation (Asset Visibility, Repairables Management, RFID, Data Center consolidation, MRAP Joint Logistic Integrator, DEAMS, ECSS). Mr. Hirt received his BA in Economics and Mathematics from the University of California and a MS in Systems Engineering from George Washington University.
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
There is no known family relationship between any director and executive officer.
Code of Ethics
In December 2001, Alion adopted a Code of Ethics, Conduct, and Responsibility that applied to all employees, executive officers and directors of the Company and served as a code of ethics for the Company’s chief executive officer, chief financial officer, director of finance, controller, and any person performing similar functions. In 2004, Alion reviewed the Company’s 2001 Code of Ethics and in September 2004, adopted a revised Code applicable to all Alion employees, including Alion’s CEO and CFO. The 2001 Code met the definitional requirements set forth in the rules and regulations of the Securities and Exchange Commission. In November 2009, the Company adopted a newly revised Code of Ethics that applies to all Alion employees and meets the definitional requirements set forth in the rules and regulations of the Securities and Exchange Commission. In November 2010, the Company adopted a further revised Code of Ethics. In October 2011, the Company adopted its currently revised Code of Ethics. Alion provides access to a telephone hotline so employees can report suspected instances of improper business practices such as fraud, waste, and violations of the Company’s Code of Ethics. A copy of the 2011 Code of Ethics is posted for all employees on the Company’s internal website and can also be found on the Company’s Investor Relations website at: http://www.alionscience.com/~/media/Files/Ethics/Ethics-Code-11-11.ashx.

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

What Our Compensation Program is Designed to Reward
We believe we designed our compensation program to reward each employee’s contribution to Alion. The Compensation Committee considers numerous factors including the Company’s growth and financial performance in measuring named executive officers’ contributions. Throughout this Form 10-K, we refer to the individuals who served as the Company’s Chief Executive Officer and Chief Financial Officer during the current fiscal year, as well as the other individuals included in the Summary Compensation Table, as “named executive officers.”
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
Role of the Compensation Consultant
The Compensation Committee annually retains a consultant to provide independent advice on executive compensation matters and to perform specific project-related work. In 2011, we engaged Hewitt Associates LLC to review the compensation of our named executive officers and to provide competitive data and analysis to the Compensation Committee. They performed no other services for the Company.
Elements of Company’s Executive Compensation Program
Alion’s compensation program includes several major elements. We pay our named executive officers salaries that are competitive and non-discriminatory to attract, retain, and motivate them. We offer an incentive program designed to encourage exceptional employee performance. As an employee-owned company, we offer our named executive officers the ability to invest in the future of our company through our ESOP. The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan, includes an ESOP, which allows employees to own an interest in the company’s stock, and a 401(k) salary deferral component that allows employees to have diversified retirement savings in other investments. ESOP investments are indirect investments in Alion common stock. 401(k) investments are investments in a variety of mutual funds. We offer fringe benefit and employee morale and wellness programs designed to attract and retain our named executive officers.
Base Salary
Alion pays each named executive officer a base salary for services rendered during the fiscal year. This fixed annual amount for performing specific job responsibilities is the minimum income the named executive officer may receive in any given year. Each Alion executive’s base salary is determined by his or her responsibilities and performance as well as comparative compensation levels for his or her peers. The Compensation Committee determines the Chief Executive Officer’s base salary, including periodic changes, and determines base salaries and changes, for other named executive officers following recommendations by the Chief Executive Officer.

Base salaries for our named executive officers as of September 30, 2011 were:

Named Executive Officer	Fiscal 2011 Base Salary
Bahman Atefi	$735,000
Stacy Mendler	$425,000
Michael Alber	$335,000
Scott Fry	$360,000
Robert Hirt	$280,000
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
For fiscal 2011, the Compensation Committee reviewed a peer group of companies from the information technology, professional services, and defense and aerospace industries. In its analysis, the Compensation Committee compared data for the selected peer group with data from several broader, national compensation surveys and Alion’s current executive compensation levels. The following companies made up the compensation peer group.

CACI International Inc.	Heico Corp.	Maximus Inc
CIBER Inc.	ICF International, Inc.	NCI, Inc.
Cubic Corp.	IHS Inc.	Orbital Sciences Corp.
Dynamics Research Corp.	Kratos Defense & Security	SRA International Inc.
Harris Corp.	ManTech International Corp.	VSE Corp.
The Compensation Committee decided to maintain but not to increase base salaries for Dr. Atefi, Mr. Alber, Ms. Mendler and Mr. Fry for next year. Based on his new and expanded responsibilities, the Compensation Committee increased Mr. Hirt’s base salary for next fiscal year. This is the first year that Mr. Hirt is a named executive officer.
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
Long-Term Incentive Plan
We established the Alion Science and Technology Corporation Long-Term Incentive Plan (“LTIP”) in November 2008. The LTIP provides for award opportunities based on the achievement of predefined individual performance goals the Compensation Committee sets. LTIP awards are paid in cash. Our named executive officers and other key employees are eligible to receive LTIP awards.
We established the LTIP to:
•	provide certain employees an incentive for excellence in achieving certain Company and business unit or departmental goals;
•	facilitate key employee retention and recruitment;
•	provide at-risk awards contingent on achievement of selected performance criteria over an extended period; and
•	provide a meaningful incentive to achieve long-term growth and improve profitability.
Under the LTIP, our Compensation Committee is responsible for:
•	selecting which of our key employees may participate in the LTIP;
•	determining the period over which a participant must achieve his or her performance goals, (“performance period”);
•	setting each participant’s award opportunities for a given performance period; and
•	establishing award vesting conditions.
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
The Board of Directors has adopted separate forms of LTIP award agreements for named and other executive officers. In 2011, the Board of Directors granted each named executive officer an LTIP award which vests over a three year period ending November 2014. The Board of Directors established five initial LTIP award categories for named executive officers in 2008 and has created a new LTIP award category each year thereafter. See our discussion below of 2009 compensation and LTIP awards for more detail on the initial award categories.
Performance goals under these award agreements include, among others, reaching certain company-planned revenue targets; achieving certain levels of Consolidated EBITDA (as determined for our debt covenants); achieving certain levels of reporting unit revenue and net income; complying with debt covenants; and achieving targeted levels of days’ sales outstanding.
For LTIP grants to some of our named executive officers, one third of each three-year grant relates to each performance cycle during the term of the grant. For other LTIP grants to named executive officers, the Compensation Committee evaluates performance for three-year grants only at the end of each three-year performance cycle. Next fiscal year is the first three-year performance cycle for grants evaluated only at the end of a three-year performance period.
Subject to the Compensation Committee’s discretion, each executive’s performance is evaluated at the end of each year, and then at the end of the three-year performance cycle. A recipient may receive anywhere from 50% to 150% of the target amount up through the end of a performance cycle depending on whether the individual and the company achieve performance goals, or substantially under- or over-achieve performance goals. The 50% floor was established in order to foster executive retention, while the 150% ceiling is intended to reward outstanding performance. Subject to the annual evaluations on this percentage-based scale, each earned award vests in full on its vesting date, provided that the named executive officer is still employed with us.

The following table sets forth the target LTIP amounts approved by our Compensation Committee and Board of Directors, for each of our named executive officers. Consistent with the design of the LTIP, the Compensation Committee and the Board of Directors approved LTIP awards to senior corporate officers in addition to our named executive officers listed below.

Initial Target Value
Name	2011 LTIP Awards
Bahman Atefi	$1,200,000
Stacy Mendler	$400,000
Michael Alber	$225,000
Scott Fry	$300,000
Robert Hirt	$200,000
The ranges reflect LTIP award levels for each named executive officer based on market information provided to us by our compensation consultant. Each named executive officer’s LTIP award is based on his or her specific position, responsibilities, accountabilities and impact within our company. We vet these target participation levels against the participation levels of similarly situated executive officers at peer companies. The Compensation Committee decided to increase named executive officer LTIP awards over last year’s grant levels to increase the motivation and reward for improving Alion’s growth and financial performance.
Phantom Stock Plans
Phantom stock refers to hypothetical shares of Alion common stock. Each recipient of a phantom stock award receives a grant of a specified number of shares. Recipients, upon vesting, are generally entitled to receive cash equal to the number of hypothetical vested shares times the current value of Alion common stock, based on the most recent stock valuation performed for the ESOP Trust. Phantom stock may increase or decrease in value over time, resulting in cash payments greater or less than the phantom stock’s grant date value. The Compensation Committee administers Alion’s phantom stock plans and is authorized to grant phantom stock to the named executive officers. There have been no phantom stock awards to named executive officers since 2008.
Stock Appreciation Rights (SAR) Plan
In January 2005, the Board of Directors adopted the Alion Science and Technology Corporation 2004 Stock Appreciation Rights Plan (the SAR Plan). The Compensation Committee, or the administrative committee as delegated, administers the SAR Plan. The SAR Plan has a 10-year term and permits grants to Alion directors, officers, employees and consultants. The SAR Plan permits the Chief Executive Officer to award SARs as he deems appropriate. Awards to executive officers are subject to the approval of the administrative committee of the Plan. There were no SAR awards to named executive officers in 2011.
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

Health and Welfare Benefits and Other Fringe Benefits
Alion provides all its named executive officers a comprehensive, balanced, and flexible fringe benefit program. Our fringe benefit program’s design plays an important role in attracting new employees and retaining our named executive officers. We review industry-wide fringe benefit packages annually to ensure that Alion’s fringe benefit program continues to provide the best value to our named executive officers. Benefits include medical, prescription drug, vision and dental coverage; life insurance; accidental death and dismemberment insurance, short and long-term disability insurance; business travel accident, kidnap and ransom insurance; an employee assistance program and flexible spending accounts for medical expense reimbursement and child care. Alion provides worker’s compensation insurance and unemployment benefits required by law to all employees, including named executive officers. We purchase worker’s compensation insurance and are self-insured for unemployment payments. Our benefit plans do not discriminate in favor of our named executive officers. Alion provides the major portion of its fringe benefit program as a core package of standard benefits supplemented by a set of employee-selected optional benefits. All eligible employees, including named executive officers contribute to the cost of certain benefits at the same rates and in the same manner. The Company also provides named executive officers a monthly automobile allowance.
KSOP
Alion’s KSOP is a qualified retirement plan that includes an ESOP and a 401(k). The ESOP Trust owns all of the Company’s outstanding shares of common stock. Through June 2011, Alion made retirement plan contributions to both the ESOP and 401(k) components on behalf of all eligible employee KSOP participants. We now make all retirement contributions to the ESOP along with matching contributions based on eligible employee pre-tax salary deferrals. Named executive officers do not receive preferential KSOP benefits.
Compensation Risk Assessment
The Compensation Committee believes that the design and mix of our compensation program appropriately encourages our employees to focus on the creation of long-term shareholder value while also serving to attract, retain and motivate needed talent. We believe our approach to setting company and individual goals with target payouts at multiple performance levels encourages a level of risk-taking behavior appropriate for our business. We also believe we have allocated our compensation among base salary, annual cash incentives and long-term incentive compensation in such a way as not to encourage excessive risk-taking.
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
In 2011, the Compensation Committee considered Alion’s overall financial performance and reduced non-equity incentive compensation payments to Dr. Atefi, Mr. Alber, Ms. Mendler and Mr. Fry by 20% compared to prior year levels. The Compensation Committee maintained base salaries for these named executive officers for next fiscal year at current year levels.
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

Summary Compensation Table Fiscal Year 2011
The following table sets forth all compensation with respect to our Chief Executive Officer and our other named executive officers for the year ended September 30, 2011.

			Long-
			Term
			Incentive	Non-Equity
Name and Principal			Plan	Incentive Plan	All other
Position	Salary	Bonus	Awards	Compensation	Compensation	Total
Bahman Atefi	$757,449	$—	$1,200,000	$560,000	$133,174	$2,650,623
Chief Executive Officer and President

Stacy Mendler	$436,984	$—	$400,000	$240,000	$88,021	$1,165,005
Chief Operating Officer and Executive Vice President

Michael Alber	$346,718	$—	$225,000	$160,000	$66,478	$798,196
Senior Vice President and Chief Financial Officer

Scott Fry	$364,701	$—	$300,000	$176,000	$57,187	$897,888
Engineering and Integration Solutions Sector, Senior Vice President

Robert Hirt	$259,482	$20,000	$200,000	$160,000	$48,168	$687,650
Technology, Engineering and Operational Solutions Sector, Senior Vice President
Bonuses include non-incentive based cash bonuses, such as special performance bonuses, paid to named executive officers.
Amounts reported for long term incentive plan awards represent initial target values of current year grants to named executive officers.
Non-equity incentive plan compensation includes cash bonuses awarded to our named executive officers for current fiscal year service.
Other compensation includes: 401(k) matching and profit sharing contributions under Alion’s KSOP; Company contributions for long and short term disability; amounts paid for life insurance premiums; amounts paid or reimbursed with respect to health and welfare; amounts paid or reimbursed with respect to social club membership; and amounts paid or reimbursed with respect to leased cars.

Detail of All Other Compensation for Fiscal Year 2011
Recorded in the 2011 Summary Compensation Table

	Company		Long and
	Matching		Short Term
	Contributions	Health and	Disability
Name and Principal	Under Alion’s	Welfare	Paid by the
Position	KSOP	Benefits	Company

Bahman Atefi	$15,925	$65,630	$5,219
Stacy Mendler	$15,925	$40,707	$3,365
Michael Alber	$15,925	$27,714	$2,840
Scott Fry	$11,117	$18,330	$2,989
Robert Hirt	$6,901	$24,494	$2,397
Detail of All Other Compensation for Fiscal Year 2011
Recorded in the 2011 Summary Compensation Table (continued)

		Term Life
	Club	Insurance
Name and Principal	Membership	Paid by the
Position	Fees	Company	Leased Cars	Total

Bahman Atefi	$5,580	$300	$40,520	$133,174
Stacy Mendler	$—	$253	$27,770	$88,021
Michael Alber	$—	$201	$19,798	$66,478
Scott Fry	$—	$216	$24,535	$57,187
Robert Hirt	$—	$156	$14,219	$48,168

Summary Compensation Table Fiscal Year 2010
The following table sets forth all compensation with respect to our Chief Executive Officer and other named executive officers for the year ended September 30, 2010.

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
Amounts reported for long term incentive plan awards represent initial target values of current year grants to named executive officers.
Non-equity incentive plan compensation includes cash bonuses awarded to our named executive officers for current fiscal year service.
Other compensation includes: 401(k) matching and profit sharing contributions to Alion’s KSOP; contributions for long and short term disability insurance; amounts paid for life insurance premiums; amounts paid or reimbursed with respect to health and welfare; amounts paid or reimbursed with respect to social club membership; amounts paid or reimbursed with respect to leased cars; and termination related payments for previously unreported vested Phantom Stock exercised.

Detail of All Other Compensation for Fiscal Year 2010
Recorded in the 2010 Summary Compensation Table

	Company		Long and
	Matching		Short Term
	Contributions	Health and	Disability
Name and Principal	Under Alion’s	Welfare	Paid by the
Position	KSOP	Benefits	Company

Bahman Atefi	$15,925	$67,249	$5,130
Stacy Mendler	$15,925	$41,794	$3,354
Michael Alber	$6,213	$27,516	$2,901
Scott Fry	$11,129	$20,231	$3,069
Detail of All Other Compensation for Fiscal Year 2010 Table
Recorded in the 2010 Summary Compensation Table (continued)

		Term Life
		Insurance
	Club	Paid by
Name and Principal	Membership	the
Position	Fees	Company	Leased Cars	Total

Bahman Atefi	$5,490	$457	$30,438	$124,689
Stacy Mendler	$—	$359	$24,695	$86,127
Michael Alber	$—	$289	$16,998	$53,916
Scott Fry	$—	$318	$26,030	$60,777

Summary Compensation Table Fiscal Year 2009
The following table sets forth all compensation with respect to our Chief Executive Officer and other named executive officers for the year ended September 30, 2009.

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
Engineering and Integration Solutions Sector, Senior Vice President
Bonuses include non-incentive based cash bonuses, such as special performance bonuses, paid to named executive officers. There were no phantom stock grants in fiscal 2009. In fiscal 2009, named executive officers forfeited previously vested phantom stock awards. The Company recognized credits to stock-based compensation expense for: Dr. Atefi $2,466,756; Ms. Mendler $1,137,091; Mr. Alber $26,600; and Mr. Fry $465,300.
Amounts reported for long term incentive plan awards represent initial target values of current year grants to named executive officers.
Non-equity incentive plan compensation includes cash bonuses awarded to our named executive officers for current fiscal year service.
Other compensation includes: 401(k) matching and profit sharing contributions to Alion’s KSOP; contributions for long and short term disability insurance; amounts paid for life insurance premiums; amounts paid or reimbursed with respect to health and welfare; amounts paid or reimbursed with respect to social club membership; and amounts paid or reimbursed with respect to leased cars.

Detail of All Other Compensation for Fiscal Year 2009
Recorded in the 2009 Summary Compensation Table

	Company		Long and
	Matching		Short Term
	Contributions	Health and	Disability
Name and Principal	Under Alion’s	Welfare	Paid by the
Position	KSOP	Benefits	Company

Bahman Atefi	$14,950	$52,228	$5,234
Stacy Mendler	$14,950	$37,572	$3,574
Michael Alber	$5,750	$15,074	$3,119
Scott Fry	$14,242	$19,107	$3,385
Detail of All Other Compensation for Fiscal Year 2009
Recorded in the 2009 Summary Compensation Table (continued)

		Term Life
		Insurance
	Club	Paid by
Name and Principal	Membership	the
Position	Fees	Company	Leased Cars	Total

Bahman Atefi	$5,410	$810	$25,234	$103,866
Stacy Mendler	$1,647	$598	$26,497	$84,838
Michael Alber	$1,029	$475	$18,830	$44,277
Scott Fry	$—	$548	$29,127	$66,409

Summary of Prior Year LTIP Award Agreements
In 2009, the Board of Directors adopted the following separate forms of LTIP award agreements. Some named executive officers were eligible to receive awards under more than one of these agreements. The forms of LTIP award agreements provide for the following:

Form of Award		Performance	Minimum/ Maximum
Agreement	Date of Grant	Cycles	Award Amount	Vesting Date
Category A	November 1, 2008	November 1, 2008	N/A	Date performance
		until performance		goals achieved
goals achieved

Category B	November 1, 2008	November 1, 2008-	80%/120%	November 15, 2009
October 31, 2009

Category C	November 1, 2008	November 1, 2008-	50%/150%	November 15, 2010
October 31, 2009

November 1, 2009-
October 31, 2010

Category D	November 1, 2008	November 1, 2008-	50%/150%	November 15, 2011
October 31, 2009

November 1, 2009-
October 31, 2010

November 1, 2010-
October 31, 2011

Category E	November 1, 2008	November 1, 2009-	50%/150%	November 15, 2011
October 31, 2011

Category F	November 1, 2009	November 1, 2009-	50%/150%	November 15, 2012
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
Grants of Plan-Based Awards
There were no grants of plan-based awards to named executive officers in 2011.
Outstanding Equity Awards at Fiscal Year-End
The following table lists SAR awards held by named executive officers as of 2011.

	Number of	Number of
	securities	securities
	underlying	underlying
	unexercised	unexercised		SAR
	SARs (#)	SARs (#)	Exercise Price	Expiration
Name	Exercisable	Unexercisable	(per SAR)	Date
Mike Alber (1)	—	5,000	$40.05	12/13/12

(1)	In December 2007, Mr. Alber was awarded 5,000 SARs at an exercise price of $40.05 per share, all of which were outstanding as of September 30, 2011.
SAR Exercises
No named executive officers exercised any SARs in 2011.
Deferred Compensation Plans
We maintain two Deferred Compensation Plans. One plan, the Executive Deferred Compensation Plan, covers members of management and other highly compensated officers of the Company. The other plan, the Directors Deferred Compensation Plan, covers members of the Company’s Board of Directors. Neither plan is a qualified plan under the Internal Revenue Code.
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
Scott Fry is the only named executive officer who has elected to defer compensation to a non-tax-qualified defined contribution plan in fiscal year 2011.

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions	Contributions	Earnings in	Withdrawals/	Balance at Last
	in Last FY	in Last FY	Last FY	Distributions	FYE
Name	($)	($)	($)	($)	($)
Scott Fry	$216,810	$—	($30,033)	$—	$539,219
Potential Payments Upon Termination or Change in Control
We have agreements and arrangements with several named executive officers to provide payments and certain benefits in the event their employment is terminated without cause or we have a change in control.

Employment Agreements. We have employment agreements with four named executive officers, which provide that if the officer is involuntarily terminated without cause or terminated following a change in control, he or she will be entitled to receive a lump sum cash payment as set forth in his or her individual agreement. These named executive officers are entitled to receive Consolidated Omnibus Budget Reconciliation Act (“COBRA”) benefits for 18 months following termination plus up to $25,000 in outplacement services up through December 31 of the second calendar year following his or her separation from service.
Long Term Incentive and Deferred Compensation Plans. Our long term incentive plan provides for accelerated vesting of all unvested awards held by named executive officers following termination.
The table below lists estimated potential cash payments and benefits, and accelerated vested LTIP awards (including LTIP grants for 2011 performance) to be received by named executive officers per their employment agreements and our plans, assuming a change in control of Alion occurred on the last business day of fiscal 2011.
Termination by the Company without Cause;
Termination by Executive based upon Constructive Termination;
Termination in the event of Death or Disability;
Termination upon Expiration of the Employment Agreement due to Company Election Not to
Extend; Change in Control

		Early
		Vesting of
	Severance	LTIP
Name	Amount	Awards	Other	Total
	(a)	(b)	(c)	(d)
Bahman Atefi	$2,590,000	$1,000,000	$25,000	$3,615,000
Stacy Mendler	$997,500	$350,000	$25,000	$1,372,500
Michael Alber	$495,000	$200,000	$25,000	$720,000
Scott Fry	$536,000	$250,000	$25,000	$811,000

(a)	Based on a percentage of the executive’s annual salary and bonus he or she would have earned as of such date based upon the bonus actually paid for fiscal 2011 performance.

Name	Salary	Bonus

Bahman Atefi	200%	200%
Stacy Mendler	150%	150%
Michael Alber	100%	100%
Scott Fry	100%	100%

(b)	This is the value as of September 30, 2011 of LTIP awards not yet vested. This does not include unvested LTIP awards where named executive officers have yet to complete 18 months of post-award service. These amounts would be paid if termination were to occur within one year after execution of a definitive change in control agreement if such transaction were subsequently consummated.

(c)	This is the value of outplacement services (not to exceed $25,000) to be provided by a firm selected and paid by Alion. No such outplacement services will be provided beyond December 31 of the second calendar year following the calendar year in which the executive separates from service.

Alion is also obligated to pay the executive, if he or she is eligible for and elects to receive, medical and/or dental benefits under COBRA for the individual and/or any qualifying beneficiaries. Alion will pay the amount by which the COBRA premium exceeds the premium payable by the executive for the same level of coverage immediately prior to termination.

(d)	This is the maximum the executive could receive, including payment for accelerated LTIP award vesting, in the event of a termination occurring within one year following execution of a definitive change in control agreement, if such transaction was subsequently consummated.

Director Compensation

	Fees earned or	All other
	paid in cash ($)	compensation ($)
Name	(1)	(2)	Total
Edward C. Pete Aldridge, Jr.	$89,000	$1,827	$90,827
Leslie Armitage	$94,500	$—	$94,500
Lewis Collens	$86,250	$1,860	$88,110
Admiral (Ret.) Harold W. Gehman, Jr.	$92,000	$1,009	$93,009
General (Ret.) George A. Joulwan	$93,000	$—	$93,000
General (Ret.) Michael E. Ryan	$95,000	$2,535	$97,535
David Vitale	$84,000	$1,528	$85,528
Michael Hayden	$80,500	$—	$80,500

(1)	This column represents the total fees including the annual retainer fee to non-employee directors. Alion employee directors do not receive any additional compensation for service as a member of the Board of Directors. For the year ended September 30, 2011, Alion’s non-employee directors received an annual retainer and compensation of $70,000, payable in quarterly installments. Each director also receives a fee of $2,500 for in-person attendance or $1,000 for telephone attendance at a Board of Directors meeting. The Audit and Finance Committee chairperson receives $7,500 per year for each year he or she serves in such capacity. Other board committee chairpersons receive $5,000 per year for each year he or she serves in such capacity. Board committee members receive $1,000 per committee meeting when a committee meeting occurs on other than the day of a Board of Directors meeting. Alion reimburses directors for reasonable travel expenses in connection with attendance at Board of Directors and board committee meetings.

(2)	This column represents amounts paid by Alion for travel expenses to attend Board of Directors and board committee meetings.
Compensation Committee Interlocks and Insider Participation
The members of the Compensation Committee are Harold Gehman (Chairman), Leslie Armitage, Lewis Collens, George Joulwan, and Pete Aldridge. None of the members, during the fiscal year, was an Alion officer or employee, formerly an Alion officer, or involved in a related party transaction. Dr. Atefi was a member of the board of trustees of IIT where Mr. Collens was the President until July 2007. Dr. Atefi is the President and Chief Executive Officer of Alion.
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
The following table sets forth certain information as of September 30, 2011, regarding beneficial ownership of Alion common stock by all directors and Named Executive Officers, individually and as a group. The Company knows of no other person not disclosed herein who beneficially owns more than 5% of the Company’s common stock.

		Amount of
		Nature of		Percentage
		Beneficial		of Class
Name of Beneficial Owner	Title of Class	Ownership		(1)

Five Percent Security Holders:
None	Common Stock	—		—
Directors (2) and Executive Officers
Bahman Atefi	Common Stock	58,786	(3)	1.0
Stacy Mendler	Common Stock	75,589	(3)	1.3
Michael Alber	Common Stock	606	(3)	—
Scott Fry	Common Stock	6,679	(3)	0.1
Robert Hirt	Common Stock	129	(3)	—
All Directors and Executive Officers as a Group (5 persons)	Common Stock	141,789	(3)	2.4

(1)	Applicable percentages are based on 6,041,029 shares outstanding on September 30, 2011 excluding 602,614 shares of common stock subject to warrants. This table is based upon information in the Company’s possession believed to be accurate. Unless indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(2)	The Company believes no directors (other than Dr. Atefi) are beneficial owners of its common stock.

(3)	Includes beneficial ownership of shares of Alion’s common stock held by the Alion KSOP.
Changes in Control
We do not know of any arrangements, the operation of which may at a subsequent date result in a change in control of Alion.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Since the beginning of the Company’s last fiscal year, including any currently proposed transactions, no directors, executive officers or immediate family members of such individuals were engaged in transactions with us or any subsidiary involving more than $120,000 other than the arrangements described in the section “Executive Compensation.”
In accordance the procedures it has established, our Audit and Finance Committee is responsible for reviewing and approving the terms and conditions of all related party transactions. There were no such transactions during our most recently ended fiscal year. Any material financial transaction with a director or executive officer of our company or a member of the immediate family of a director or officer is required to be approved by our Audit and Finance Committee prior to Alion entering into such transaction.
Independent Directors
At least a majority of the Company’s directors meet the test of “independence” as defined by the NYSE AMEX rules. The NYSE AMEX rules provide that to qualify as an “independent” director, in addition to satisfying certain bright-line criteria, the board of directors must affirmatively determine that a director has no material relationship with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company). Our board of directors has determined that Pete Aldridge, Jr., Leslie Armitage, Lewis Collens, Harold Gehman, Jr., Michael Hayden, George Joulwan, Michael Ryan and David Vitale satisfy the bright-line criteria and that none has a relationship with Alion that would interfere with his or her ability to exercise independent judgment as a member of the board. Therefore, we believe that each of these directors is independent under the NYSE AMEX rules.
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
The Special Projects Coordination Committee currently consists of Pete Aldridge, Jr., Michael Ryan, and George Joulwan. All members of the Special Projects Coordination Committee are independent in accordance with the NYSE AMEX rules.

Item 14.	Principal Accountant Fees and Services
Consistent with its charter, the Audit and Finance Committee is responsible for engaging Alion’s independent public accountants. All audit and permitted non-audit services require advance approval by the Audit and Finance Committee. The full committee approves proposed services and estimated fees for these services. The Audit and Finance Committee approved in advance all services performed by our auditors in fiscal 2011 and 2010.
The following table summarizes the fees that Deloitte & Touche LLP, our independent registered public accounting firm, billed Alion for each of our past two fiscal years for audit services and other services:
Fee Category

	2011	2010
Audit Fees(1)	$1,025,000	$1,250,000
Audit-Related Fees(2)	100,000	317,000
Tax Fees and All Other Fees	182,442	131,167

Total Fees	$1,307,442	$1,698,167

(1)	Audit fees include fees for auditing Alion’s financial statements, reviewing interim financial statements included in quarterly reports on Form 10-Q, and providing other professional services in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees are fees for assurance and similar services for employee benefit plan audits and accounting consultation services. The Audit and Finance Committee approved these services.

Item 15.	Exhibits and Financial Statement Schedules
Consolidated Financial Statements of Alion Science and Technology Corporation

Report of Independent Registered Public Accounting Firm	50

Consolidated Financial Statements:

Consolidated Balance Sheets as of September 30, 2011 and 2010	51

Consolidated Statements of Operations for the years ended September 30, 2011, 2010 and 2009	52

Consolidated Statements of Redeemable Common Stock, Common Stock Warrants, and Accumulated Deficit for the years ended September 30, 2011, 2010, and 2009	53

Consolidated Statements of Cash Flows for the years ended September 30, 2011, 2010, and 2009	54

Notes to Consolidated Financial Statements	55

Consolidated Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts	109

Schedule II — Valuation and
Qualifying Accounts
(In thousands)

		Additions
	Balance at	Charged to		Balance
Allowance for Doubtful	Beginning	Costs and		at End of
Accounts Receivable	of Year	Expenses	Deductions (1)	Year
Fiscal year ended 2011	$3,798	$—	$(387)	$3,411
Fiscal year ended 2010	$4,419	$—	$(621)	$3,798
Fiscal year ended 2009	$3,962	$1,014	$(557)	$4,419

(1)	Accounts receivable written off against the allowance for doubtful accounts.

		Additions
	Balance at	Charged to		Balance
Deferred Tax Asset	Beginning	Costs and		at End of
Valuation	of Year	Expenses	Deductions	Year
Fiscal year ended 2011	$36,929	$21,335	$—	$58,264
Fiscal year ended 2010 (2)	$—	$36,929	$—	$36,929
Fiscal year ended 2009	$—	$—	$—	$—

(2)	Change in Alion’s tax status. Establish deferred tax assets and corresponding full valuation allowance.

(a)(3) Exhibits

Exhibit
No.	Description
3.1	Third Amended and Restated Certificate of Incorporation of Alion Science and Technology Corporation. (1)
3.2	Amended and Restated By-laws of Alion Science and Technology Corporation. (2)
4.1	Indenture dated as of February 8, 2007, among Alion Science and Technology Corporation, certain subsidiary guarantors and Wilmington Trust Company, as trustee. (3)
4.2	Form of 10.25% Senior Notes due 2015. (3)
4.3	Amended and Restated Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (4)
4.4	First Amendment to Amended and Restated Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (5)
4.5	Second Amendment to Amended and Restated Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (6)
4.6	Third Amendment to Amended and Restated Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (7)
4.7	Fourth Amendment to Amended and Restated Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (7)
4.8	Indenture, dated as of March 22, 2010, among the Company, certain subsidiary guarantors of the Company and Wilmington Trust Company, as trustee. (2)
4.9	Form of 12% Senior Secured Notes due 2014. (2)
4.10	Form of Warrant. (2)
4.11	Form of Unit. (2)
10.1	Employment Agreement between Alion Science and Technology Corporation and Dr. Bahman Atefi. (8)*
10.2	Employment Agreement between Alion Science and Technology Corporation and Stacy Mendler. (9)*
10.3	Employment Agreement by and between Alion Science and Technology Corporation and Michael J. Alber. (10)*
10.4	Employment Agreement between Alion Science and Technology Corporation and Scott Fry. (11) *
10.5	Employment Agreement between Alion Science and Technology Corporation and Buck Buchanan*. (12)
10.6	Alion Science and Technology Corporation Long-Term Incentive Plan. (6) *
10.7	Form of Alion Science and Technology Corporation Category A Long Term Incentive Plan Award Agreement. (6)*
10.8	Form of Alion Science and Technology Corporation Category B Long Term Incentive Plan Award Agreement. (6)*
10.9	Form of Alion Science and Technology Corporation Category C Long Term Incentive Plan Award Agreement. (6)*
10.10	Form of Alion Science and Technology Corporation Category D Long Term Incentive Plan Award Agreement. (6)*
10.11	Form of Alion Science and Technology Corporation Ongoing Long Term Incentive Plan Award Agreement. (6)*
10.12	Separation Agreement dated as of December 8, 2009 between Alion Science and Technology Corporation and James C. Fontana. (12)*
10.13
First Supplemental Indenture, dated as February 26, 2010, between Alion-IPS Corporation, Washington Consulting Government Services, Inc., Alion Canada (US) Corporation, Alion Science and Technology Corporation and Wilmington Trust Company, as trustee. (13)

10.14	Purchase Agreement dated as of March 11, 2010, by and between the Company and Credit Suisse Securities (USA) LLC. (2)
10.15	Warrant Agreement, dated as of March 22, 2010, by and between the Company and Wilmington Trust Company, as warrant agent. (2)
10.16	Credit Agreement, dated as of March 22, 2010, by and among the Company, the lenders party thereto and Credit Suisse AG, as administrative agent. (2)
10.17
Intercreditor Agreement, dated as of March 22, 2010, by and among the Company, the other grantors party thereto, Credit Suisse AG, as administrative agent, and Wilmington Trust Company, as collateral agent and trustee. (2)

10.18	Security Agreement dated as of March 22, 2010, by and among the Company, certain subsidiaries of the Company and Wilmington Trust Company, as collateral agent. (2)
10.19	Guarantee Agreement, dated as of March 22, 2010, by and among the Company, certain subsidiaries of the Company and Credit Suisse AG, as administrative agent. (2)

Exhibit
No.	Description
10.20	Registration Rights Agreement, dated March 22, 2010, by and between the Company and Credit Suisse Securities (USA) LLC. (2)
10.21
Amendment, dated as of March 22, 2010, to the Stock Purchase Agreement, dated as of December 20, 2002, between the Company and the Alion Science and Technology Corporation Employee Ownership, Savings and Investment Trust. (2)

10.22	Alion Science and Technology Corporation 2004 Stock Appreciation Rights Plan, as amended and restated effective January 1, 2007. (7)*
10.23	Alion Science and Technology Performance Shares and Retention Phantom Stock Plan, as amended and restated effective November 1, 2007. (7)*
10.24	Alion Science and Technology Director Phantom Stock Plan, as amended and restated effective January 1, 2007. (7)*
10.25	Alion Executive Deferred Compensation Plan, as amended and restated effective January 1, 2008. (7)*
10.26	Alion Director Deferred Compensation Plan, as amended and restated effective January 1, 2008. (7)*
10.27	First Amendment to Alion Science and Technology Corporation 2004 Stock Appreciation Rights Plan (as amended and restated), dated as of January 22, 2010. (7)*
10.28	First Amendment to Alion Science and Technology Corporation Director Phantom Stock Plan (as amended and restated), dated as of January 22, 2010. (7)*
10.29	First Amendment to Alion Science and Technology Corporation Long-Term Incentive Plan, dated as of January 22, 2010. (7)*
10.30
Incremental Assumption Agreement and Amendment No. 2 dated as of March 11, 2011, by and among the Company, the lenders party thereto (the “Lenders”), Credit Suisse AG, Cayman Islands Branch, as administrative agent (in such capacity, the “Administrative Agent”), Alion — CATI Corporation, Alion — METI Corporation, Alion — JJMA Corporation, Alion — BMH Corporation, Washington Consulting, Inc., Alion — MA&D Corporation, Alion — IPS Corporation, Alion Canada (US) Corporation, and Washington Consulting Government Services, Inc., related to the Credit Agreement and incorporating by reference therein the Amended and Restated Credit Agreement. (14)

10.31
Amended and Restated Credit Agreement dated as of March 11, 2011 by and among the Company, the Lenders as defined in Article I of the Amended and Restated Credit Agreement and Credit Suisse AG, Cayman Islands Branch, as administrative agent (in such capacity, including any successor thereto, the “Administrative Agent”) for the Lenders. (14)

10.32
Agreement and Amendment No. 3 dated as of August 2, 2011, by and among the Company, the lenders party thereto (the “Lenders”), Credit Suisse AG, Cayman Islands Branch, as administrative agent (in such capacity, the “Administrative Agent”), Alion — CATI Corporation, Alion — METI Corporation, Alion — JJMA Corporation, Alion — BMH Corporation, Washington Consulting, Inc., Alion — MA&D Corporation, Alion — IPS Corporation, Alion Canada (US) Corporation, and Washington Consulting Government Services, Inc., related to the Credit Agreement. (15)

10.33	First Amendment to Employment Agreement between Alion Science and Technology Corporation and Ms. Stacy Mendler. *(a)
10.34	First Amendment to Employment Agreement between Alion Science and Technology Corporation and Mr. Scott Fry. *(a)
12	Computation of Ratios (a)
21	Subsidiaries of Alion Science and Technology Corporation (a)
31.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.(a)
31.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation pursuant to 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. (a)
32.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (a)
32.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(a)
101+
The following materials from Alion Science and Technology Corporation’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2011 and 2010; (ii) Consolidated Statements of Operations for the years ended September 30, 2011, 2010 and 2009; (iii) Consolidated Statements of Redeemable Common Stock, Common Stock Warrants, and Accumulated Deficit for the years ended September 30, 2011, 2010, and 2009; (iv) Consolidated Statements of Cash Flows for the years ended September 30, 2011, 2010, and 2009; (v) Schedule II — Valuation and Qualifying Accounts; and (vi) Notes to Consolidated Financial Statements tagged as blocks of text.

(1)	Incorporated by reference from the Company’s Form 10-Q filed with the SEC on May 13, 2005.

(2)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on March 25, 2010.

(3)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on February 8, 2007.

(4)	Incorporated by reference from the Company’s Form S-4 filed with the SEC on April 30, 2007.

(5)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on July 13, 2007.

(6)	Incorporated by reference from the Company’s Form 10-K filed with the SEC on December 23, 2008.

(7)	Incorporated by reference from the Company’s Form 10-Q filed with the SEC on May 14, 2010.

(8)	Incorporated by reference from the Company’s Form S-4 (8-K) filed with the SEC on June 21, 2007.

(9)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on July 20, 2007.

(10)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on April 8, 2008.

(11)	Incorporated by reference from the Company’s Form 10-K filed with the SEC on December 28, 2007.

(12)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on February 4, 2010.

(13)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on March 3, 2010.

(14)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on March 11, 2011.

(15)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on August 8, 2011.

(*)	Denotes management contract and/or compensatory plan/arrangement.

(a)	Filed with this Form 10-K for fiscal year 2011.

+	As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALION SCIENCE AND TECHNOLOGY CORPORATION (Registrant)
Date: December 20, 2011	By:	/s/ BAHMAN ATEFI
Bahman Atefi
Chairman, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bahman Atefi Bahman Atefi	Chairman, Chief Executive Officer and Director	December 20, 2011

/s/ Michael J. Alber Michael J. Alber	Senior Vice President and Chief Financial Officer	December 20, 2011

/s/ Jeffrey L. Boyers Jeffrey L. Boyers	Senior Vice President and Principal Accounting Officer	December 20, 2011

/s/ Edward C. Aldridge, Jr. Edward C. (Pete) Aldridge, Jr.	Director	December 20, 2011

/s/ Leslie L. Armitage Leslie Armitage	Director	December 20, 2011

/s/ Lewis Collens Lewis Collens	Director	December 20, 2011

/s/ Harold W. Gehman, Jr. Harold Gehman	Director	December 20, 2011

/s/ Michael V. Hayden Michael V. Hayden	Director	December 20, 2011

/s/ George A. Joulwan George A. Joulwan	Director	December 20, 2011

/s/ Michael E. Ryan Michael E. Ryan	Director	December 20, 2011

/s/ David J. Vitale David J. Vitale	Director	December 20, 2011
Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants which Have Not Registered Securities Pursuant to Section 12 of the Act
No annual report or proxy material has been sent to security holders.

Exhibit Index

Exhibit
No.	Description

10.33	First Amendment to Employment Agreement between Alion Science and Technology Corporation and Ms. Stacy Mendler. *

10.34	First Amendment to Employment Agreement between Alion Science and Technology Corporation and Mr. Scott Fry. *

12	Computation of Ratios

21	Subsidiaries of Alion Science and Technology Corporation

31.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation pursuant to 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	Denotes management contract and/or compensatory plan/arrangement.