Form 10-Q
period 2011-12-31
ALION SCIENCE & TECHNOLOGY CORP
filed 2012-02-14
CIK 1166568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 333–89756

Alion Science and Technology Corporation

(Exact name of registrant as specified in its charter)

Delaware	54–2061691
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1750 Tysons Boulevard, Suite 1300

McLean, VA 22102

(Address, of principal executive offices) (Zip Code)

(703) 918–4480

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☐  Yes    ☒   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒  Yes    ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒   No

The number of shares outstanding of Alion Science and Technology Corporation Common Stock as of February 14, 2012 was: 5,910,260.

ALION SCIENCE AND TECHNOLOGY CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2011

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ALION SCIENCE AND TECHNOLOGY CORPORATION

Condensed Consolidated Balance Sheets (unaudited)

As of December 31, 2011 and September 30, 2011

	September 30,	September 30,
	December 31,	September 30,
	2011	2011
	(In thousands, except share and per share information)
Current assets:
Cash and cash equivalents	$16,711	$20,818
Accounts receivable, net	183,275	180,364
Prepaid expenses and other current assets	5,833	6,086

Total current assets	205,819	207,268
Property, plant and equipment, net	11,338	10,367
Intangible assets, net	10,041	11,734
Goodwill	398,921	398,921
Other assets	16,145	16,198

Total assets	$642,264	$644,488

Current liabilities:
Interest payable	$15,800	$17,392
Trade accounts payable	62,167	52,355
Accrued liabilities	49,040	48,435
Accrued payroll and related liabilities	36,732	39,738
Billings in excess of revenue earned	2,487	2,752

Total current liabilities	166,226	160,672
Senior secured notes	294,879	291,003
Senior unsecured notes	242,279	242,064
Accrued compensation and benefits, excluding current portion	6,031	5,729
Non-current portion of lease obligations	11,921	10,762
Deferred income taxes	45,925	44,181
Other liabilities	980	980
Redeemable common stock, $0.01 par value, 8,000,000 shares authorized, 5,933,042 and 6,041,029 shares issued and outstanding at December 31, 2011 and September 30, 2011	124,297	126,560
Commitments and contingencies	—	—
Common stock warrants	20,785	20,785
Accumulated other comprehensive loss	(123)	(123)
Accumulated deficit	(270,936)	(258,125)

Total liabilities, redeemable common stock and accumulated deficit	$642,264	$644,488

See accompanying notes to condensed consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	September 30,	September 30,
	Three Months Ended
	December 31,
	2011	2010
	(In thousands, except share and per share information)
Contract revenue	$189,891	$200,768
Direct contract expense	146,344	155,514

Gross profit	43,547	45,254

Operating expenses:
Indirect contract expense	12,496	9,634
General and administrative	12,707	16,303
Rental and occupancy expense	7,809	7,730
Depreciation and amortization	2,854	2,990

Total operating expenses	35,866	36,657

Operating income	7,681	8,597
Other income (expense):
Interest income	7	20
Interest expense	(18,641)	(18,404)
Other	(113)	(61)
Gain on debt extinguishment	—	460

Total other income (expense)	(18,747)	(17,985)
Loss before taxes	(11,066)	(9,388)
Income tax expense	(1,744)	(1,744)

Net loss	$(12,810)	$(11,132)

Basic and diluted loss per share	(2.12)	(1.97)

Basic and weighted average common shares outstanding	6,037,875	5,655,405

Net loss	$(12,810)	$(11,132)

Other comprehensive income before taxes
Postretirement medical plan actuarial gains	—	—

Comprehensive loss	$(12,810)	$(11,132)

See accompanying notes to condensed consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

Condensed Consolidated Statements of Cash Flows (unaudited)

	September 30,	September 30,
	Three Months Ended
	December 31,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net loss	$(12,810)	$(11,132)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,860	3,006
Bad debt expense	302	—
Paid-in-kind interest	1,593	1,564
Amortization of debt issuance costs	2,619	2,519
Incentive and stock-based compensation	473	868
Gain on debt extinguishment	—	(460)
Deferred income taxes	1,744	1,744
Other gains and losses	(102)	(1)
Changes in assets and liabilities:
Accounts receivable, net	(3,213)	410
Other assets	52	(832)
Trade accounts payable	9,812	2,071
Accrued liabilities	(2,719)	(6,806)
Interest payable	(1,592)	(1,394)
Other liabilities	(170)	170

Net cash used in operating activities	(1,151)	(8,273)
Cash flows from investing activities:
Capital expenditures	(694)	(340)
Proceeds from sale of fixed assets	—	8

Net cash used in investing activities	(694)	(332)
Cash flows from financing activities:
Repayment of unsecured notes	—	(1,510)
Loan to ESOP Trust	—	(776)
ESOP loan repayment	—	776
Redeemable common stock purchased from ESOP Trust	(2,262)	(3,197)
Redeemable common stock sold to ESOP Trust	—	1,896

Net cash used in financing activities	(2,262)	(2,811)
Net decrease in cash and cash equivalents	(4,107)	(11,416)
Cash and cash equivalents at beginning of period	20,818	26,695

Cash and cash equivalents at end of period	$16,711	$15,279

Supplemental disclosure of cash flow information:
Cash paid for interest	$16,008	$15,702
Cash paid for taxes	—	—
Non-cash financing activities:
Paid-in-kind notes issued	$3,171	$3,103

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

On March 22, 2010, the Company became a C-Corporation because it no longer met the Internal Revenue Code S-corporation requirement that it have only a single class of stock. In connection with the sale of the Secured Note Units, Alion issued deep-in-the-money common stock warrants considered to be a second class of stock. See Note 11.

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

In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments and reclassifications that are necessary for fair presentation of the periods presented. The results for the three months ended December 31, 2011 are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K for the year ended September 30, 2011.

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

Reclassifications

Beginning in fiscal 2012, the Company reorganized certain administrative functions. As a result, approximately $2.9 million in expenses formerly reported as general and administrative costs in fiscal 2011 are currently reported as indirect expenses. The Company’s aggregate indirect and general and administrative expenses for the quarters ended December 31, 2011 and 2010 were $25.2 million and $25.9 million.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

Alion derives its revenue from delivering technology services under three types of contracts. Some contracts provide for reimbursement of costs plus fees; others are fixed-price or time-and-material type contracts. We recognize revenue when a contract has been executed, the contract price is fixed or determinable, delivery of services or products has occurred and our ability to collect the contract price is considered reasonably assured. Alion applies the percentage of completion method in Accounting Standards Codification (ASC) 605 – Revenue Recognition to recognize revenue.

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

Federal government contracts are subject to periodic funding by our contracting agency customers. A customer may fund a contract at inception or incrementally throughout the period of performance as services are provided. If we determine contract funding is not probable, we defer revenue recognition until realization is probable. The federal government can audit Alion’s contract costs and adjust amounts through negotiation. The federal government considers Alion a major contractor and maintains an office on site. DCAA is currently auditing our 2006 and 2007 claimed indirect costs. We are negotiating our 2005 indirect rates and have settled our rates through 2004. We timely submitted our indirect cost proposals for all open fiscal years and expect to submit this year’s incurred cost proposal next March 2012 as required. We have recorded revenue on federal government contracts in amounts we expect to realize.

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

Income Taxes

Alion accounts for income taxes by applying the provisions in currently enacted tax laws. The Company determines deferred income taxes based on the estimated future tax effects of differences between the financial statement and tax bases of its assets and liabilities. Deferred income tax provisions and benefits change as assets or liabilities change from year-to-year. In providing for deferred taxes, Alion considers the tax regulations of the jurisdictions where it operates; estimates of future taxable income; and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies change, the carrying value of deferred tax assets and liabilities may require adjustment.

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Alion operates in one segment and tests goodwill at the reporting unit level. Each Alion reporting unit delivers a similar set of professional engineering services to a wide array of federal government customers, principally within the Department of Defense. Each reporting unit provides the full range of services Alion offers to customers overall. This holds true both for Alion’s current reporting units and for the Company’s former reporting units.

Alion’s management has organized reporting units based on managerial responsibility and administrative structure, contract portfolios, and the availability of discrete financial information. Management evaluates reporting unit financial performance based on contract revenue and non-GAAP operating income. Alion does not maintain reporting unit balance sheets and the Company does not track cash flows by reporting unit.

Management identifies reporting units as “sectors” which in turn include lower level business units identified as “groups” consisting of still lower level “operations.” For each business combination, management assigned the goodwill arising from acquisitions to the reporting unit or units expected to benefit from the synergies of each business combination. Coincident with its goodwill determination and purchase price allocation, management assigned assets acquired to reporting units based on the unit or units anticipated to utilize such assets. Management did not allocate to reporting units the liabilities arising from business combinations.

In 2011, Alion’s reporting units were: the Engineering and Integration Solutions Sector (EISS) and the Technology, Engineering and Operational Solutions Sector (TEOSS). In 2010, Alion’s reporting units were EISS, the Defense Operations Integration Sector (DOIS), and the Engineering and Information Technology Sector (EITS).

In 2011, Alion’s TEOSS reporting unit had $437.0 million in contract revenue; the EISS reporting unit had $357.1 million in contract revenue. In 2010, EISS had $377.4 million in contract revenue; DOIS had $258.0 million in contract revenue; and EITS had $203.7 million in contract revenue. Total contract revenue for all reporting units exceeds Alion’s total reported revenue because reporting unit contract revenue does not include the effects of inter-company eliminations, discounts and GSA industrial funding fees that the Company does not track by reporting unit. These amounts were $6.8 million for fiscal 2011 and $5.1 million for fiscal 2010.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In 2011, management reorganized Alion’s two smaller reporting units, DOIS and EITS, to form the new TEOSS reporting unit. Management undertook the reorganization to optimize Alion’s reporting structure, reduce the number of subsidiary organizations in its reporting units, eliminate duplicative staff and reduce operating expenses. As part of this reorganization, management reduced the number of “groups” within the new sector, and reorganized the remaining groups. Management realigned both contracts and staff at the “group” and “operation” level and re-configured the Company’s financial reporting systems to accumulate information based on Alion’s new structure.

Management established TEOSS as part of Alion’s effort to respond to pricing pressures in the government contracting industry arising from actual and potential federal budget cuts and to improve the Company’s competitive position in the market place. Management also reorganized various administrative functions to change the Company’s cost structure with the goal of winning new contracts with higher negotiated fee rates. Management expects this reorganization will allow the Company to reduce operating costs and better position Alion to win new business in an increasingly price-sensitive, cost-conscious environment.

Establishing the TEOSS reporting unit did not affect the $197 million in goodwill previously allocated to EISS. When management established TEOSS, it assigned $201.9 million in aggregate goodwill to the new reporting unit. Management based its goodwill allocation on historical acquisitions attributable to the newly-formed reporting unit. TEOSS goodwill includes $124.3 million in goodwill previously assigned to DOIS and $77.6 million in goodwill previously assigned to EITS.

Management applied the guidance in Accounting Standards Codification (ASC) Topic 350 Intangibles—Goodwill and Other and the related guidance in ASC Topic 280 Segment Reporting to analyze Alion’s new reporting units to determine the appropriate level at which to test goodwill for potential impairment. Management specifically considered whether the former DOIS and EITS reporting units continued to exist as potential TEOSS components required to be tested separately for impairment. Changes to Alion’s financial information systems to accommodate tracking and reporting for the TEOSS segment preclude management from obtaining discrete financial information for either DOIS or EITS which ceased to exist as separately trackable organizations within the Company. The absence of discrete financial data for the former DOIS and EITS reporting units, and the material changes to them arising from the reorganization led management to conclude that neither DOIS nor EITS was capable of being tested individually for potential impairment to goodwill. Management also concluded that this reorganization did not affect the Company’s determination of estimated fair value or its goodwill impairment analysis at the reporting unit level or in the aggregate.

The Company employs a reasonable, supportable and consistent method to assign goodwill to reporting units expected to benefit from the synergies arising from acquisitions. Alion determines reporting unit goodwill in a manner similar to the way it determines goodwill in a purchase allocation by using fair value to determine reporting unit purchase price, assets, liabilities and goodwill. Reporting unit residual fair value after this allocation is the implied fair value of reporting unit goodwill. The Company’s 2011 reorganization from three into two reporting units is otherwise consistent in structure with goodwill analyses and allocations in prior periods. There have been no changes to goodwill carrying value since 2009.

The Company performs its own independent analysis to determine whether goodwill is potentially impaired. Management performs a discounted cash flow analysis and uses market-multiple-based analyses to estimate the enterprise fair value of Alion and its reporting units and the fair value of reporting unit goodwill in order to test goodwill for potential impairment. Management independently determines the rates and assumptions it uses: to perform its goodwill impairment analysis; to assess the probability of future contracts and revenue; and to evaluate the recoverability of goodwill. December 2011 contract backlog was approximately 7.8 times trailing twelve month revenue.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Alion completed its most recent goodwill impairment analysis in the fourth quarter of fiscal year 2011 and concluded no goodwill impairment existed as of September 30, 2011. Management determined the totality of events and circumstances would not have supported a decision to roll forward its prior year goodwill impairment analysis and avoid performing a step one goodwill impairment analysis. Management chose to perform a step one analysis which supported a lower enterprise value for Alion as of September 2011 compared to September 2010. September 2011 estimated discounted future cash flows declined 10% compared to September 2010 while the estimated fair value of Alion’s outstanding debt declined less than one percent from September 2010 to September 2011. As a result of changes in Alion’s estimated enterprise fair value, the

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

estimated fair value of Alion’s outstanding common stock declined approximately 22% from September 2010 to September 2011. As of September 30, 2011, the estimated fair value of each reporting unit substantially exceeded its carrying value and enterprise value. Consistent with prior years’ disclosures, this year’s 10% decline in discounted cash flows compared to last year’s analysis, did not result in an impairment to goodwill. Given the results of the Company’s impairment testing under step one; it is unlikely that a reasonably likely change in assumptions would have triggered an impairment. A hypothetical 10% decrease in fair value would not have resulted in impairment to goodwill for any reporting unit or triggered the need to perform additional step two analyses for any reporting unit. There were no changes to goodwill in the quarter ended December 31, 2011 nor were there any significant events in the quarter that indicated impairment to goodwill as of December 31, 2011.

The tables below set out for each reporting unit as of September 30, 2011 and 2010: the goodwill assigned to each reporting unit; reporting unit carrying value; reporting unit estimated fair value; and the excess of estimated fair value over carrying value for each reporting unit. The tables present values for EISS for 2011 and 2010; DOIS and EITS for 2010; and TEOSS for 2011. Management used the reporting unit estimated fair values presented below in testing goodwill for impairment in the fourth quarter of fiscal year 2011 and 2010.

	September 30,	September 30,	September 30,	September 30,	September 30,
	Goodwill	Carrying Value	Estimated Fair Value	Excess of Estimated Fair Value over Carrying Value
	at September 30, 2011
Sector	(In millions, except percentages)
TEOSS	$201.9	$212.8	$295.6	$82.8	39%
EISS	197.0	205.9	242.8	36.9	18%

Total	$398.9	$418.7	$538.4	$119.7	29%

	September 30,	September 30,	September 30,	September 30,	September 30,
	Goodwill	Carrying Value	Estimated Fair Value	Excess of Estimated Fair Value over Carrying Value
	at September 30, 2010
Sector	(In millions, except percentages)
DOIS	$124.3	$129.3	$204.7	$75.4	58%
EITS	77.6	81.3	154.5	73.2	90%
EISS	197.0	203.8	284.2	80.4	39%

Total	$398.9	$414.4	$643.4	$229.0	55%

Intangible Assets

Alion amortizes intangible assets as it consumes economic benefits over estimated useful lives. As of December 31, 2011, the Company had approximately $10.0 million in net intangible assets, primarily contracts purchased through the JJMA and Anteon contract acquisitions.

September 30,
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

Alion records changes in the reported value of its outstanding common stock through an offsetting charge or credit to accumulated deficit. There were no fair value adjustments to redeemable common stock in the current quarter. The accumulated deficit at December 31, 2011 included $16.6 million for changes in the Company’s share redemption liability. Outstanding redeemable common stock had an aggregate fair value of approximately $124.3 million as of December 31, 2011. Management estimates the fair value price per share of Alion common stock by considering in part the most recent price at which the Company was able to sell shares to the ESOP Trust as well as information contained in the most recent valuation report that an independent, third-party firm prepares for the ESOP Trustee.

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

Fair Value of Financial Instruments

Alion is required to disclose the fair value of its financial instruments, but is not required to record its senior long term debt at fair value. See Note 9 for a discussion of Alion’s long term debt and Note 10 for the related fair value disclosures. The fair value of cash, cash equivalents, accounts payable and accounts receivable is not materially different from carrying value because of the short maturity of those instruments.

Recently Issued Accounting Pronouncements

In December 2010, FASB issued Accounting Standards Update 2010-28 (ASU 2010-28) Goodwill and Other Intangibles — When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. ASU 2010-28 updates ASC 350 – Intangibles – Goodwill and Other (ASC 350). ASU 2010-28 modifies goodwill impairment testing for reporting units with zero or negative carrying amounts.

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

ASU 2010-28 is effective for fiscal years beginning on or after December 15, 2010, and can only be applied prospectively. Any goodwill impairment recognized on adopting ASU 2010-28 is to be recorded as a cumulative effect adjustment to retained earnings in the period of adoption. Any goodwill impairments occurring subsequent to adoption are to be recognized in current earnings as required by ASC 350. The Company adopted ASU 2010-28 this quarter with no effect on Alion’s consolidated financial position or operating results.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In September 2011, the FASB issued Accounting Standards Update 2011-08 (ASU 2011-08), Intangibles Goodwill and Other (Topic 350) – Testing Goodwill for Impairment. ASU 2011-08 permits an entity to first assess qualitative factors including the totality of events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value and therefore whether to test goodwill for impairment. Under ASU 2011-08 an entity may bypass qualitative assessment for any reporting unit in any period and perform a Step One analysis and may resume using qualitative assessment in any subsequent period.

ASU 2011-08 removes the requirement that an entity calculate the fair value of a reporting unit unless the entity determines it is more likely than not that the reporting unit’s fair value is less than its carrying value. Where an entity is required to test goodwill for impairment, ASU 2011-08 does not change existing guidance on how to test goodwill for impairment. The update improves the examples an entity should consider in determining whether to measure an impairment loss for a reporting unit with negative carrying value. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company adopted ASU 2011-08 this quarter with no effect on Alion’s consolidated financial position or operating results.

In May 2011, the FASB issued Accounting Standards Update 2011-04 (ASU 2011-04) Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 provides guidance on how to measure fair value; expands fair value disclosure requirements; and offers guidance on what disclosures to make about fair value measurements. Alion already provides the expanded fair value disclosures that ASU 2011-04 will require for all public companies effective for interim and annual periods beginning after December 15, 2011. The Company does not believe adopting ASU 2011-04 will affect Alion’s consolidated financial position or operating results.

In June 2011, the FASB issued Accounting Standards Update 2011-05 (ASU 2011-05) Comprehensive Income (Topic 220) – Presentation of Comprehensive Income. ASU 2011-05 requires entities to present all non-owner changes in stockholder’s equity either in a continuous, single statement of comprehensive income or in two separate, but consecutive, statements. An entity that presents two statements must present total net income and its components in the first statement followed by a second statement that presents total other comprehensive income and its components, along with total comprehensive income.

ASU 2011-05 does not change how an entity calculates earnings per share; the items to be reported in other comprehensive income; or when items must be reclassified to net income. An entity is still permitted to present components of other comprehensive income net of tax effects or before tax effects with tax effects for all items of other comprehensive income presented in the aggregate. An entity must disclose the tax effects of each item of other comprehensive income in the notes to its financial statements. Alion’s only item of other comprehensive income is amortization of actuarial gains and losses for the Company’s post-retirement medical benefit plan which has no effect on Alion’s provision for income taxes.

ASU 2011-05 is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2011. ASU 2011-05 is to be applied retrospectively; early adoption is permitted. The Company adopted ASU 2011-05 this quarter with no effect on Alion’s consolidated financial position or operating results.

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Alion recognized $3.3 million and $3.1 million in expense for the Plan for the quarters ended December 31, 2011 and 2010. Current year expense will be satisfied by issuing common stock. Last year, $2.4 million in expense related to Alion common stock and $700 thousand was in cash.

(4) Loss Per Share

Basic and diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding excluding the impact of warrants. Even after including required adjustments to the earnings per share numerator, warrants are anti-dilutive for all periods presented. In March 2010, Alion issued its Secured Notes and warrants to purchase 602,614 shares of Alion common stock The Secured Note warrants have a penny per share exercise price and exercisable until March 15, 2017. The Secured Note warrants are not redeemable and do not have price protection; they are classified as permanent equity.

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

Terminating ESOP participants can hold or immediately sell their distributed shares to the Company. If a participant elects to hold distributed shares, the IRC and ERISA require Alion to offer a put option to allow the recipient to sell stock to Alion at the estimated fair value share price based on the most recent price at which the Company was able to sell shares to the ESOP Trust ($20.95 at September 30, 2011). The put right requires Alion to purchase distributed shares during two put option periods at then-current fair market value. Consistent with its duty of independence from Alion management and its fiduciary responsibilities, the ESOP Trustee retains an independent third party valuation firm to assist it in determining the fair market value (share price) at which the Trustee may acquire or dispose of investments in Alion common stock.

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(6) Accounts Receivable

Accounts receivable at December 31, 2011 and September 30, 2011 consisted of the following:

	September 30,	September 30,
	December 31,	September 30,
	2011	2011
	(In thousands)
Billed receivables and amounts billable as of the balance sheet date	$82,289	$85,242
Unbilled receivables:
Amounts billable after the balance sheet date	43,518	40,621
Revenues recorded in excess of milestone billings on fixed price contracts	2,487	2,737
Revenues recorded in excess of estimated contract value or funding	34,257	30,759
Retainages and other amounts billable upon contract completion	24,445	24,416
Allowance for doubtful accounts	(3,721)	(3,411)

Total Accounts Receivable	$183,275	$180,364

Revenues recorded in excess of milestone billings on fixed price contracts are not yet contractually billable. Unbilled amounts billable after the balance sheet date consist principally of amounts to be billed within the next year. Any remaining unbilled balance including retainage is billable upon contract completion or completion of DCAA audits. Revenue recorded in excess of contract value or funding is billable upon receipt of contractual amendments or other modifications. Costs and estimated earnings in excess of billings on uncompleted contracts totaled approximately $104.7 million as of December 31, 2011 and included approximately $34.3 million for customer-requested work for which the Company had not received contracts or contract modifications. At September 30, 2011, costs and estimated earnings in excess of billings on uncompleted contracts totaled approximately $98.5 million and included approximately $30.8 million for customer-requested work for which the Company had not received contracts or contract modifications. In keeping with industry practice, Alion classifies all contract-related accounts receivable as current assets based on contractual operating cycles which frequently exceed one year. Unbilled receivables are expected to be billed and collected within one year except for $24.4 million at December 31, 2011.

(7) Property, Plant and Equipment

	September 30,	September 30,
	December 31,	September 30,
	2011	2011
	(In thousands)
Leasehold improvements	$12,466	$11,281
Equipment and software	33,887	33,373

Total cost	46,353	44,654
Less: accumulated depreciation and amortization	(35,015)	(34,287)

Net Property, Plant and Equipment	$11,338	$10,367

Depreciation and leasehold amortization expense for fixed assets was approximately $940 thousand and $1.2 million for the quarters ended December 31, 2011 and 2010.

(8) Goodwill and Intangible Assets

As of December 31, 2011, Alion had approximately $399 million in goodwill. There were no changes in the goodwill carrying amount during the current quarter.

Intangible assets consist primarily of contracts acquired through the Anteon and JJMA transactions. The table below shows intangible assets as of December 31, 2011 and September 30, 2011.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	December 31, 2011			September 30, 2011
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Purchased contracts	$111,635	$(102,420)	$9,215	$111,635	$(100,864)	$10,771
Internal use software and engineering designs	3,182	(2,356)	826	3,182	(2,219)	963

Total	$114,817	$(104,776)	$10,041	$114,817	$(103,083)	$11,734

The weighted-average remaining amortization period of intangible assets was approximately three years at December 31, 2011 and September 30, 2011. Amortization expense was approximately $1.7 million and $1.8 million for the quarters ended December 31, 2011 and 2010. Estimated aggregate amortization expense for the next five years and thereafter is as follows.

September 30,
Fiscal year ending September 30,	(In thousands)
2012 (nine months remaining)	$4,413
2013	3,588
2014	1,079
2015	736
2016	141
2017	51
Thereafter	33

$10,041

(9) Long-Term Debt

Alion’s current debt structure includes a $35 million revolving credit facility, $320.1 million in Secured Notes ($310 million in initial face value plus, $10.1 million in PIK interest notes issued) and $245 million of Unsecured Notes. The Company is in compliance with each of the affirmative and negative financial and non-financial covenants in its existing debt agreements as of December 31, 2011.

Credit Agreement

In March 2010, Alion entered into an agreement for a $25.0 million senior revolving credit facility that matures August 2014. In March 2011, Alion and its lenders amended the revolving credit facility agreement increasing the credit limit to $35 million. In August 2011, Alion and its lenders amended the revolving credit facility agreement to revise the definition of Consolidated EBITDA and increase the Minimum Consolidated EBITDA covenant. The Company can use its credit facility for working capital, permitted acquisitions and general corporate purposes, including up to $35.0 million in letters of credit and up to $5.0 million in short-term swing line loans. As of December 31, 2011, the Company had $687 thousand in outstanding letters of credit and no balance actually drawn.

Security. The Credit Agreement is secured by a first priority security interest in all current and future tangible and intangible property of Alion and its guarantor subsidiaries, IPS, CATI, METI, JJMA, BMH, WCI, WCGS, MA&D and Alion Canada (US) Corporation. On March 22, 2010 Alion and the subsidiary guarantors entered into an Intercreditor Agreement with Wilmington Trust Company and Credit Suisse AG, Cayman Islands Branch to grant Credit Agreement lenders a super priority of payment with respect to the underlying collateral.

Guarantees. Alion’s Credit Agreement obligations are guaranteed by its subsidiaries, IPS, CATI, METI, JJMA, BMH, WCI, WCGS, MA&D and Alion Canada (US) Corporation. These subsidiaries also guarantee all the Company’s Secured Note and Unsecured Note obligations (described below).

Interest and Fees. Alion can choose whether the Credit Agreement loans bear interest at one of two floating rates using either a Eurodollar rate or an alternative base rate. The minimum interest rate is 8.5%. The minimum Eurodollar interest rate is 2.5% plus 600 basis points. The minimum alternate base rate is 3.5% plus 500 basis points.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Fees and Expenses. Each quarter Alion pays a commitment fee of 175 basis points per year on the prior quarter’s daily unused Credit Agreement balance. The Company paid approximately $152 thousand and $112 thousand in commitment fees for the quarters ended December 31, 2011 and 2010.

Alion pays letter-of-credit issuance and administrative fees, and up to a 25 basis point fronting fee and interest in arrears each quarter on all outstanding letters of credit. The interest rate is based on the Eurodollar loan rate which was 6.0% as of December 31, 2011. The Company also pays an annual agent’s fee.

Covenants. The Credit Agreement requires Alion to achieve minimum trailing twelve month Consolidated EBITDA levels which increase over the life of the agreement. The table below sets out the required minimum for the remaining life of the Credit Agreement.

September 30,
Period	Minimum Consolidated EBITDA
October 1, 2011 through September 30, 2012	$60.5 million
October 1, 2012 through September 30, 2013	$63.0 million
October 1, 2013 through August 22, 2014	$65.5 million

The Credit Agreement defines Consolidated EBITDA as net income or loss in accordance with GAAP, plus the following items, without duplication, to the extent deducted from or included in net income or loss:

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

The Credit Agreement restricts us from doing any of the following without the prior consent of syndicate lenders that extended more than 50 percent of the aggregate amount of all Credit Agreement loans then outstanding:

•	incur additional debt other than permitted additional debt;

•	grant certain liens and security interests;

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•	enter into sale and leaseback transactions;

•	make certain loans and investments including acquisitions of businesses, other than permitted acquisitions;

•	consolidate, merge or sell all or substantially all our assets;

•	pay dividends or distributions other than distributions required by the ESOP Plan or by certain legal requirements;

•	enter into certain transactions with our shareholders and affiliates;

•	change lines of business;

•	repay subordinated debt before it is due;

•	redeem or repurchase certain equity;

•	enter into certain transactions not permitted under ERISA;

•	make more than $8 million in capital expenditures in any fiscal year;

•	pay certain earn-outs in connection with permitted acquisitions; or

•	change our fiscal year.

The Credit Agreement contains customary events of default including, without limitation:

•	breach of representations and warranties;

•	payment default;

•	uncured covenant breaches;

•	default under certain other debt exceeding an agreed amount;

•	bankruptcy and certain insolvency events;

•	incurrence of a civil or criminal liability in excess of $5 million of Alion or any subsidiary arising from a government investigation;

•	unstayed judgments in excess of an agreed amount;

•	failure of any Credit Agreement guarantee to be in effect;

•	failure of the security interests to be valid, perfected, first priority security interests in the collateral;

•	notice of debarment, suspension or termination under a material government contract;

•	actual termination of a material contract due to alleged fraud, willful misconduct, negligence, default or any other wrongdoing;

•	certain uncured defaults under our material contracts;

•	certain ERISA violations;

•	imposition on the ESOP Trust of certain taxes in excess of an agreed amount;

•	final determination the ESOP is not a qualified plan;

•	so long as any Secured Notes remain outstanding, the Intercreditor Agreement shall fail to be effective;

•	a borrowing which would cause us to exceed a certain cash balance limit; or

•	change of control (as defined below).

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

Covenants. As of December 31, 2011, Alion was in compliance with the covenants set forth in the Indenture governing its 12% Senior Secured Notes (“Secured Note Indenture”). The Secured Note Indenture does not contain any financial covenants.

A Secured Note Indenture covenant restricts our ability to incur additional debt. Defined terms in the Secured Note Indenture include: Net Available Cash, Total Assets, Restricted Subsidiaries, Indebtedness, Adjusted EBITDA and Consolidated Interest Expense. Alion and its Restricted Subsidiaries may not issue, incur, assume, guarantee, or otherwise become liable for any debt unless our Adjusted EBITDA to Consolidated Interest Expense ratio is greater than 2.0 to 1.0. Our ratio of Adjusted EBITDA to Consolidated Interest Expense was 0.86 as of December 31, 2011 and 0.86 as of September 30, 2011. Even if Adjusted EBITDA is not at least two times Consolidated Interest Expense, we may incur other permitted debt including:

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

September 30,
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

Covenants. There are no financial covenants in the Unsecured Note Indenture. As of December 31, 2011, we were in compliance with Unsecured Note Indenture non-financial covenants.

A covenant in the Unsecured Note Indenture restricts our ability to incur additional debt. Defined terms in the Unsecured Note Indenture include: Net Available Cash, Total Assets, Restricted Subsidiaries, Indebtedness, Adjusted EBITDA and Consolidated Interest Expense. Alion and its Restricted Subsidiaries may not issue, incur, assume, guarantee, or otherwise become liable for any indebtedness unless our Adjusted EBITDA to Consolidated Interest Expense ratio is greater than 2.0 to 1.0. Our ratio of Adjusted EBITDA to Consolidated Interest Expense was 0.86 as of December 31, 2011 and 0.86 as of September 30, 2011. Even if Adjusted EBITDA is not at least two times Consolidated Interest Expense, we may incur other permitted debt including:

•	debt pursuant to our now terminated Term B Credit Facility and certain other contracts up to $360 million less principal repayments made under that indebtedness;

•	permitted inter-company debt;

•	the Unsecured Notes ;

•	debt pre-dating the Unsecured Notes;

•	permitted debt of acquired subsidiaries;

•	permitted refinancing debt;

•	hedging agreement debt;

•	performance, bid, appeal and surety bonds and completion guarantees;

•	ordinary course insufficient funds coverage;

•	permitted refinancing debt guarantees;

•	working capital debt of non-U.S. subsidiaries;

•	debt for capital expenditures, capital and synthetic leases up to $25 million in the aggregate and 2.5% of Alion’s Total Assets;

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Optional Redemption. We may redeem all or a portion of the Unsecured Notes at the redemption prices set forth below (expressed in percentages of principal amount on the redemption date), plus accrued and unpaid interest to the redemption date, if redeemed during the 12-month period commencing on February 1 of the years set forth below:

September 30,
Period	Redemption Price
2011	105.125%
2012	102.563%
2013 and thereafter	100.000%

Interest Payable

The table below sets out interest payable in cash on the Secured Notes and the Unsecured Notes as of December 31, and September 30, 2011.

	September 30,	September 30,
	December 31,	September 30,
Interest payable in cash	2011	2011
	(In thousands)
Unsecured Notes	$10,465	$4,187
Secured Notes	5,335	13,205

Total	$15,800	$17,392

As of December 31, 2011, Alion must make the following principal repayments (at face amount before debt discount) for its outstanding debt.

	September 30,	September 30,	September 30,	September 30,	September 30,
	Future Principal Payments
Fiscal Year:	2012	2013	2014	2015	Total
	(In thousands)
Secured Notes and PIK Interest(1)	$—	$—	$—	$339,788	$339,788
Unsecured Notes(2)	—	—	—	245,000	245,000

Total Principal Payments	$—	$—	$—	$584,788	$584,788

1.	The Secured Notes due in 2015 include $310 million of debt issued in March 2010 and an estimated $29.8 million in PIK interest added to principal over the life of the notes. As of December 31, 2011, the $294.9 million carrying value on the face of the balance sheet included $310 million in principal, $10.1 million of PIK notes issued, $1.1 million in accrued PIK interest and is net of $26.3 million in aggregate unamortized debt issue costs. Initial debt issue costs consist of $7.7 million in original issue discount, $13.5 million in third-party costs and $20.8 million for the initial fair value of the new Secured Note warrants.

2.	The Unsecured Notes on the face of the balance sheet include $245 million in principal and $2.7 million in unamortized debt issue costs as of December 31, 2011 (initially $7.1 million).

(10) Fair Value Measurement

Alion applies ASC 820 – Fair Value Measurements and Disclosures in determining the fair value to be disclosed for financial and nonfinancial assets and liabilities on a recurring or nonrecurring basis. The Company has no assets or liabilities, other than its redeemable common stock, which it is required to report at fair value. Valuation techniques utilized in the fair value measurement of assets and liabilities for each period presented were unchanged from previous practice.

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The table below sets out the face value, net carrying value and fair value of Alion’s Senior Secured and Senior Unsecured Notes. The fair values disclosed below are based on quoted market prices for Alion’s outstanding notes.

	September 30,	September 30,	September 30,	September 30,
	December 31, 2011		September 30, 2011
	(In thousands)
	Senior Secured Notes	Senior Unsecured Notes	Senior Secured Notes	Senior Unsecured Notes
Face value of original notes outstanding	$310,000	$245,000	$310,000	$245,000
PIK interest notes issued	10,091	—	6,920	—

Face value of outstanding notes	$320,091	$245,000	$316,920	$245,000
PIK interest notes to be issued	1,064	—	2,643	—

Face value of notes outstanding and notes to be issued	$321,155	$245,000	$319,563	$245,000
Less: unamortized debt issue costs	(26,276)	(2,721)	(28,560)	(2,936)

Carrying value	$294,879	$242,279	$291,003	$242,064

Fair value of outstanding notes	$293,665	$119,141	$278,727	$140,982

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

(11) Secured Note Common Stock Warrants

In 2010, Alion issued its Secured Notes and warrants to purchase a total of 602,614 shares of Alion common stock. Each Secured Note warrant has an exercise price of a penny per share; the Secured Note warrants are not redeemable for cash. The warrants are exercisable until March 15, 2017.

The Secured Note warrants had an initial fair value of approximately $20.8 million based on Alion’s former share price of $34.50. Alion recognized the value of the warrants as part of the debt issue costs for the Secured Notes and recorded the corresponding credit to equity. The Company accounts for the Secured Note warrants as equity and must reassess this classification each reporting period. The Company identified no required changes in accounting treatment as of December 31, 2011.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(12) Leases

Future minimum lease payments under non-cancelable operating leases for buildings, equipment and automobiles at December 31, 2011 are set out below. Alion subleased some excess capacity under its operating leases to subtenants under non-cancelable operating leases.

September 30,
Lease Payments for Fiscal Years Ending September 30:	(In thousands)

2012 (for the nine months remaining)	$20,804
2013	26,272
2014	25,260
2015	24,942
2016	20,966
2017	15,479
And thereafter	22,669

Gross lease payments	$156,392
Less: non-cancelable subtenant receipts	(737)

Net lease payments	$155,655

Composition of Total Rent Expense

	September 30,	September 30,
	December 31,
	2011	2010
	(In thousands)
Minimum rentals	$5,233	$5,543
Less: Sublease rental income	(67)	(478)

Total rent expense, net	$5,166	$5,065

(13) Long Term Incentive Plan Compensation

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

Alion recognizes long term incentive compensation expense based on outstanding grants’ stated values, estimated probability of achieving stated goals and estimated probable future values of existing grants. Alion recognized $446 thousand and $831 thousand in incentive compensation expense for the quarters ended December 31, 2011 and 2010.

(14) Stock Based Compensation

Alion’s Stock Appreciation Rights Plan adopted in 2004 expires in 2014. The chief executive officer may award SARs as he deems appropriate. Awards vest ratably over four years with payment following the grant date fifth anniversary. Grants with no intrinsic value expire on their year-five payment date. The Plan permits accelerated vesting in the event of death, disability or a change in control of the Company. Approximately 645 thousand SARs were outstanding at December 31, 2011, at a weighted average grant date fair value of $32.76 per share. No outstanding grant has any intrinsic value. For the quarters ended December 31, 2011 and 2010 Alion recognized compensation expense of $27 thousand and $33 thousand.

The Company uses a Black-Scholes-Merton option pricing model based on the fair market value of a share of its common stock to recognize stock –based compensation expense. There is no established public trading market for Alion’s common stock. The ESOP Trust owns all outstanding common stock. Alion does not expect to pay any dividends on its common stock and intends to retain future earnings, if any, to use in operating its business.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Alion formerly maintained Executive and Director Phantom Stock Plans which permitted the Company to issue up to 2 million phantom shares that conveyed no voting or other common stock ownership rights.

(15) Segment Information and Customer Concentration

The Company operates in one segment, delivering a broad array of scientific and engineering expertise to research and develop technological solutions for problems relating to national defense, public health and safety, and nuclear safety and analysis under contracts with the federal government, state and local governments, and commercial customers. The Company’s federal government customers typically exercise independent contracting authority. Offices or divisions within an agency or department may directly, or through a prime contractor, use the Company’s services as a separate customer so long as that customer has independent decision-making and contracting authority within its organization

Federal government agency prime contract receivables were approximately $130.2 million (70%), and $124.2 million (68%) of aggregate contract receivables as of December 31 and September 30, 2011. Prime contract federal government sales were approximately 84.9% and 84.2%, of total contract revenue for the quarters ended December 31, 2011 and 2010.

(16) Income Taxes

Deferred Taxes

Alion is subject to income taxes in the U.S., various states and Canada. Tax statutes and regulations within each jurisdiction are subject to interpretation requiring management to apply significant judgment. Alion recorded $1.7 million in deferred tax expense and liabilities related to tax-basis goodwill amortization this quarter.

Even though Alion has recorded a full valuation allowance for all deferred tax assets, the Company does not expect to pay any income taxes for the foreseeable future. Alion’s ability to utilize NOL tax benefits will depend upon how much future taxable income it has and may be limited under certain circumstances. Alion does not have any NOL tax benefits it can carry back to prior years.

Alion’s effective tax rate for the three months ended December 31, 2011 was -15.8%. As of December 31, 2011 and September 30, 2011 the net deferred tax liability was:

	September 30,	September 30,
	December 31, 2011	September 30, 2011
	(In thousands)
Current deferred tax asset	$8,663	$10,543
Noncurrent deferred tax asset	55,365	47,721
Valuation allowance	(64,028)	(58,264)
Noncurrent deferred tax liability	(45,925)	(44,181)

Net deferred tax liability	$(45,925)	$(44,181)

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

(17) Debt Extinguishment

In November 2010, Alion re-purchased $2.0 million of its Senior Unsecured Notes at approximately 25% less than face value and recognized a $460 thousand gain on the transaction. There were no similar transactions in the first quarter of fiscal 2012.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(18) Commitments and Contingencies

Government Audits

Federal government cost-reimbursement contract revenues and expenses in the consolidated financial statements are subject to DCAA audit and possible adjustment. Alion is a major contractor and DCAA maintains an office on site to perform its various audits throughout the year. The Company has settled indirect rates through 2004 based on completed DCAA audits. All subsequent years are open. Alion has recorded federal government contract revenue based on amounts it expects to realize upon final settlement.

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

(19) Guarantor/Non-guarantor Condensed Consolidated Financial Information

Certain of Alion’s wholly-owned domestic subsidiaries have jointly, severally, fully and unconditionally guaranteed both the Secured Notes and the Unsecured Notes which are general obligations of the Company. In March 2010, the Unsecured Note Indenture was amended to include as Unsecured Note guarantors all subsidiaries serving as Secured Note guarantors.

The following information presents condensed consolidating balance sheets as of December 31 and September 30, 2011, condensed consolidating statements of operations for the three months ended December 31, 2011 and 2010; and condensed consolidating statements of cash flows for the three months ended December 31, 2011 and 2010 of the parent company issuer, the guarantor subsidiaries and the non-guarantor subsidiaries. Investments include investments in subsidiaries held by the parent company issuer presented using the equity method of accounting.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet as of December 31, 2011

	September 30,	September 30,	September 30,	September 30,	September 30,
	Parent	Guarantor Companies	Non-Guarantor Companies	Eliminations	Consolidated
	(In thousands)
Current assets:
Cash and cash equivalents	$16,772	$(49)	$(12)	$—	$16,711
Accounts receivable, net	180,874	2,010	391	—	183,275
Prepaid expenses and other current assets	5,794	39	—	—	5,833

Total current assets	203,440	2,000	379	—	205,819
Property, plant and equipment, net	10,720	600	18	—	11,338
Intangible assets, net	10,041	—	—	—	10,041
Goodwill	398,921	—	—	—	398,921
Investment in subsidiaries	25,511	—	—	(25,511)	—
Intercompany receivables	1,515	25,940	—	(27,455)	—
Other assets	16,141	—	4	—	16,145

Total assets	$666,289	$28,540	$401	$(52,966)	$642,264

Current liabilities:
Interest payable	$15,800	$—	$—	$—	$15,800
Trade accounts payable	61,881	284	2	—	62,167
Accrued liabilities	48,810	223	7	—	49,040
Accrued payroll and related liabilities	35,887	802	43	—	36,732
Billings in excess of revenue earned	2,478	5	4	—	2,487

Total current liabilities	164,856	1,314	56	—	166,226
Intercompany payables	25,940	—	1,515	(27,455)	—
Senior secured notes	294,879	—	—	—	294,879
Senior unsecured notes	242,279	—	—	—	242,279
Accrued compensation and benefits, excluding current portion	6,031	—	—	—	6,031
Non-current portion of lease obligations	11,376	545	—	—	11,921
Deferred income taxes	45,925	—	—	—	45,925
Other liabilities	980	—	—	—	980
Redeemable common stock	124,297	—	—	—	124,297
Commitments and contingencies	—	—	—	—	—
Common stock warrants	20,785	—	—	—	20,785
Common stock of subsidiaries	—	4,084	—	(4,084)	—
Accumulated other comprehensive loss	(123)	—	—	—	(123)
Accumulated deficit	(270,936)	22,597	(1,170)	(21,427)	(270,936)

Total liabilities, redeemable common stock and accumulated deficit	$666,289	$28,540	$401	$(52,966)	$642,264

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet as of September 30, 2011

	September 30,	September 30,	September 30,	September 30,	September 30,
	Parent	Guarantor Companies	Non-Guarantor Companies	Eliminations	Consolidated
	(In thousands)
Current assets:
Cash and cash equivalents	$20,845	$(27)	$—	$—	$20,818
Accounts receivable, net	177,618	2,358	388	—	180,364
Prepaid expenses and other current assets	5,991	93	2	—	6,086

Total current assets	204,454	2,424	390	—	207,268
Property, plant and equipment, net	9,733	614	20	—	10,367
Intangible assets, net	11,734	—	—	—	11,734
Goodwill	398,921	—	—	—	398,921
Investment in subsidiaries	24,566	—	—	(24,566)	—
Intercompany receivables	1,460	24,675	—	(26,135)	—
Other assets	16,181	12	5	—	16,198

Total assets	$667,049	$27,725	$415	$(50,701)	$644,488

Current liabilities:	—
Interest payable	$17,392	$—	$—	$—	$17,392
Trade accounts payable	52,092	257	6	—	52,355
Accrued liabilities	48,087	319	29	—	48,435
Accrued payroll and related liabilities	38,766	915	57	—	39,738
Billings in excess of costs revenue earned	2,723	5	24	—	2,752

Total current liabilities	159,060	1,496	116	—	160,672
Intercompany payables	24,675	—	1,460	(26,135)	—
Senior secured notes	291,003	—	—	—	291,003
Senior unsecured notes	242,064	—	—	—	242,064
Accrued compensation and benefits, excluding current portion	5,729	—	—	—	5,729
Non-current portion of lease obligations	10,260	502	—	—	10,762
Deferred income taxes	44,181	—	—	—	44,181
Other liabilities		—	—	—	980
Redeemable common stock	126,560	—	—	—	126,560
Common stock of subsidiaries	—	4,084	—	(4,084)	—
Commitments and contingencies	—	—	—	—	—
Common stock warrants	20,785	—	—	—	20,785
Accumulated other comprehensive loss	(123)	—	—	—	(123)
Accumulated deficit	(258,125)	21,643	(1,161)	(20,482)	(258,125)

Total liabilities, redeemable common stock and accumulated deficit	$667,049	$27,725	$415	$(50,701)	$644,488

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations and Comprehensive Loss for the Three Months Ended December 31, 2011

	September 30,	September 30,	September 30,	September 30,	September 30,
	Parent	Guarantor Companies	Non-Guarantor Companies	Eliminations	Consolidated
	(In thousands)
Contract revenue	$186,022	$3,604	$265	$—	$189,891
Direct contract expense	144,207	1,979	158	—	146,344

Gross profit	41,815	1,625	107	—	43,547

Operating expenses:
Indirect contract expense	11,887	593	16	—	12,496
General and administrative	12,571	55	81	—	12,707
Rental and occupancy expense	7,674	119	16	—	7,809
Depreciation and amortization	2,935	(83)	2	—	2,854

Total operating expenses	35,067	684	115	—	35,866

Operating income	6,748	941	(8)	—	7,681
Other income (expense):
Interest income	7	—	—	—	7
Interest expense	(18,641)	—	—	—	(18,641)
Other	(125)	12	—	—	(113)
Equity in net income of subsidiaries	945	—	—	(945)	—

Total other (expense) income	(17,814)	12	—	(945)	(18,747)

(Loss) income before taxes	(11,066)	953	(8)	(945)	(11,066)
Income tax (expense) benefit	(1,744)	—	—	—	(1,744)

Net income (loss)	$(12,810)	$953	$(8)	$(945)	$(12,810)

Other comprehensive income before taxes	—	—	—	—	—

Comprehensive loss	$(12,810)	$953	$(8)	$(945)	$(12,810)

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations and Comprehensive Loss for the Three Months Ended December 31, 2010

	September 30,	September 30,	September 30,	September 30,	September 30,
	Parent	Guarantor Companies	Non-Guarantor Companies	Eliminations	Consolidated
	(In thousands)
Contract revenue	$195,761	$4,816	$191	$—	$200,768
Direct contract expense	152,591	2,789	134	—	155,514

Gross profit	43,170	2,027	57	—	45,254

Operating expenses:
Indirect contract expense	9,023	610	1	—	9,634
General and administrative	16,130	83	90	—	16,303
Rental and occupancy expense	7,627	91	12	—	7,730
Depreciation and amortization	2,987	3	—	—	2,990

Total operating expenses	35,767	787	103	—	36,657

Operating income	7,403	1,240	(46)	—	8,597
Other income (expense):
Interest income	20	—	—	—	20
Interest expense	(18,404)	—	—	—	(18,404)
Other	(176)	115	—	—	(61)
Gain on extinguishment of debt	460	—	—	—	460
Equity in net income of subsidiaries	1,309	—	—	(1,309)	—

Total other (expense) income	(16,791)	115	—	(1,309)	(17,985)

(Loss) income before taxes	(9,388)	1,355	(46)	(1,309)	(9,388)
Income tax (expense) benefit	(1,744)	—	—	—	(1,744)

Net income (loss)	$(11,132)	$1,355	$(46)	$(1,309)	$(11,132)

Other comprehensive income before taxes	—	—	—	—	—

Comprehensive loss	$(11,132)	$1,355	$(46)	$(1,309)	$(11,132)

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30,	September 30,	September 30,	September 30,	September 30,
Condensed Consolidating Statement of Cash Flows for the Three Months Ended December 31, 2011

	September 30,	September 30,	September 30,	September 30,
	Parent	Guarantor Companies	Non-Guarantor Companies	Consolidated
	(In thousands)
Net cash used in operating activities	$(1,123)	$(15)	$(13)	$(1,151)

Cash flows from investing activities:
Capital expenditures	(687)	(7)	—	(694)

Net cash used in investing activities	(687)	(7)	—	(694)
Cash flows from financing activities:
Redeemable common stock purchased from ESOP Trust	(2,262)	—	—	(2,262)

Net cash used in financing activities	(2,262)	—	—	(2,262)
Net decrease in cash and cash equivalents	(4,072)	(22)	(13)	(4,107)
Cash and cash equivalents at beginning of period	20,845	(27)	—	20,818

Cash and cash equivalents at end of period	$16,773	$(49)	$(13)	$16,711

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows for the Three Months Ended December 31, 2010

	September 30,	September 30,	September 30,	September 30,
	Parent	Guarantor Companies	Non-Guarantor Companies	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(8,287)	$13	$1	$(8,273)

Cash flows from investing activities:
Capital expenditures	(340)	—	—	(340)
Proceeds from sale of assets	8	—	—	8

Net cash used in investing activities	(332)	—	—	(332)
Cash flows from financing activities:
Repayment of unsecured notes	(1,510)	—	—	(1,510)
Loan to ESOP Trust	(776)	—	—	(776)
ESOP loan repayment	776	—	—	776
Redeemable common stock purchased from ESOP Trust	(3,197)	—	—	(3,197)
Redeemable common stock sold to ESOP Trust	1,896	—	—	1,896

Net cash used in financing activities	(2,811)	—	—	(2,811)
Net (decrease) increase in cash and cash equivalents	(11,430)	13	1	(11,416)
Cash and cash equivalents at beginning of period	26,770	(75)	—	26,695

Cash and cash equivalents at end of period	$15,340	$(62)	$1	$15,279

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of Alion’s financial condition and results of operations should be read together with the condensed consolidated financial statements (unaudited) and the notes to those statements. This updates the information contained in our Annual Report on Form 10-K for the year ended September 30, 2011, and presumes that readers have access to, and will have read, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in that report.

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

Factors that could cause actual results to differ materially from anticipated results include, but are not limited to:

•	Any future inability to maintain adequate internal control over financial reporting;

•	Limits on financial and operational flexibility given our substantial debt and debt covenants;

•	ERISA law changes related to the KSOP;

•	Tax law changes that could affect tax liabilities or Alion’s effective tax rate;

•	Changes in SEC rules, and other corporate governance requirements;

•	Failure of government customers to exercise contract options;

•	U.S. government project funding decisions;

•	U.S. government shutdowns;

•	Government contract bid protest and termination risks;

•	Competitive factors such as pricing pressures and/or competition to hire and retain employees;

•	Results of current and/or future legal proceedings and government agency proceedings which may arise from operations and attendant risks of fines, liabilities, penalties, suspension and/or debarment;

•	Undertaking acquisitions that increase costs or liabilities or are disruptive;

•	Taking on additional debt to fund acquisitions;

•	Failing to adequately integrate acquired businesses;

•	Risks from private securities litigation, regulatory proceedings or government enforcement actions relating to prior covenant compliance disclosures;

•	Material changes in laws or regulations affecting our businesses; and

•	Other risk factors discussed in Alion’s annual report on Form 10-K for the year ended September 30, 2011 filed with the SEC on December 20, 2011 and any subsequent reports.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s view only as of February 14, 2012. We undertake no obligation to update any of the forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise. This discussion addresses only continuing operations.

Overview

Alion provides scientific, engineering and information technology expertise to research and develop technological solutions for problems relating to national defense, homeland security and energy and the environmental. We principally serve U.S. government departments and agencies and, to a much lesser extent, commercial and international customers.

We expect most of our revenue will continue to come from contracts with the U.S. Department of Defense and other federal agencies. We believe we will continue to have some level of commercial, state, local and international sales. The tables below show our year-to-date sales by contract type and customer.

	September 30,	September 30,	September 30,	September 30,
	For the Three Months Ended December 31,
Revenue by Contract Type	2011		2010
	(In thousands)
Cost-reimbursement	$155,592	81.9%	$165,330	82.3%
Fixed-price	13,984	7.4%	13,650	6.8%
Time-and-material	20,315	10.7%	21,788	10.9%

Total	$189,891	100.0%	$200,768	100.0%

	September 30,	September 30,	September 30,	September 30,
	For the Three Months Ended December 31,
Revenue by Customer Type	2011		2010
	(In thousands)
U.S. Department of Defense (DoD)	$174,504	91.9%	$185,623	92.5%
Other Federal Civilian Agencies	10,754	5.7%	10,939	5.4%
Commercial / State / Local and International	4,633	2.4%	4,206	2.1%

Total	$189,891	100.0%	$200,768	100.0%

Uncertainty continues to be the order of the day in the professional services government contracting environment. The President and the Secretary of Defense are committed to mandating cost control and achieving savings from both programs and routine Defense Department operations. Programmatic and budgetary cuts are expected to affect both government spending and industry revenue. Many companies have already begun to see revenue declines. Even areas that we formerly believed would survive budgetary pressures and offer a strong demand for our services are showing signs of weakness. While the military is still focused on extending the service life and capabilities of existing systems, Secretary of Defense Panetta has already announced that he expects to achieve cost savings from these activities as well.

Last summer’s federal deficit legislation raises the specter of a sequester of funds with the potential for harsh program cut backs and contract funding reductions. The Department of Defense, the largest customer for Alion’s services, has already implemented actions to cut certain programs, and delay or reduce funding for other programs. Alion, like others in our industry, has responded to these challenges by reducing costs, reducing headcount for indirect and administrative staff, seeking to reduce office space and in general working to position the Company to serve its customers more effectively and at lower cost. We continue to believe demand will persist for our higher end technical expertise. We think the Department of Defense’s focus on controlling and reducing costs will help us sell the government the services and technical solutions we offer to improve operating efficiency and effectiveness.

The table below sets out our revenue by core business area for the first quarter of this year and last year.

	September 30,	September 30,	September 30,	September 30,
	For the Three Months Ended December 31,
Core Business Area	2011		2010
	(In thousands)
Naval Architecture and Marine Engineering	$85,689	45.1%	$77,612	38.7%
Defense Operations	45,388	23.9%	52,336	26.1%
Modeling and Simulation	24,016	12.6%	43,640	21.7%
Technology Design and Other Services	34,798	18.4%	27,180	13.5%

Total	$189,891	100.0%	$200,768	100.0%

Backlog. Contract backlog represents an estimate, as of a specific date, of the future revenue Alion expects from existing contracts. At December 31, 2011, backlog on existing contracts and executed delivery orders totaled $2.5 billion, of which $368 million was funded. We estimate we have an additional $3.6 billion of unfunded contract ceiling value for an aggregate total backlog of $6.1 billion.

Results of Operations

Quarter Ended December 31, 2011 Compared to Quarter Ended December 31, 2010

	September 30,	September 30,	September 30,	September 30,
	Consolidated Operations of Alion
	Three Months Ended December 31,
	2011		2010
	(Dollars in thousands)
		% of		% of
		Revenue		Revenue
Selected Financial Information
Total revenue	$189,891		$200,768
Total direct contract costs	146,344	77.1%	155,514	77.5%
Direct labor costs	61,274	32.3%	62,599	31.2%
Material and subcontract costs	80,432	42.4%	88,668	44.2%
Other direct costs	4,638	2.4%	4,247	2.1%

Gross profit	43,547	22.9%	45,254	22.5%

Total operating expense	35,866	18.9%	36,657	18.3%
Major components of operating expense:
Indirect expenses including facilities costs	20,305	10.7%	17,364	8.6%
General and administrative	12,707	6.7%	16,303	8.1%
Depreciation and amortization	2,854	1.5%	2,990	1.5%

Income from operations	$7,681	4.0%	$8,597	4.3%

Revenue. First quarter revenue this year was $189.9 million down $10.9 million (5.4%) over last year’s first quarter results. Budget constraints and uncertainties affected many of Alion’s Department of Defense customers as we saw a significant fall off in sales to Army and Air Force customers. Air Force contract revenue was down more than $14.0 million (23.1%) and Army contract revenue was down $7.5 million, almost 36% compared to prior year results. However, program delays that had adversely affected revenue from Navy contracts have begun to subside as contracts we won last year began to gear up. Sales to Navy customers were up $3.6 million (4.0%) compared to last year and sales to other Defense Department customers climbed by $6.8 million. Overall, first quarter Department of Defense sales were down $11.1 million (6.0%) this year compared to last year. Cost-reimbursement revenue declined $9.7 million (5.9%) and time and material contract revenue fell $1.5 million (6.8%). Our prime contract revenue was down $7.7 million (4.6%) and subcontract revenue was down $3.1 million this quarter.

Naval Architecture and Marine Engineering sales were up $8.1 million this quarter, consistent with the start-up of several of last year’s contract wins that had been delayed. Modeling and Simulation revenue suffered a significant decline, down $19.6 million (45.0%) compared to last year’s elevated first quarter revenue when we set up a new Modeling and Simulation laboratory in Norfolk and delivered expanded information assurance support to SPAWAR. Sales from our Technology Services core business area improved by $7.6 million (28.0%) compared to last year more than offsetting a $6.9 million decline (13.3%) in Defense Operations revenue. Air Force funding constraints coupled with the completion of certain programs accounted for the decline in Defense Operations work. Contract margins on target costs and rate variances improved slightly to 7.2% from last year’s 7.1% overall.

Direct Contract Expense and Gross Profit. First quarter 2012 direct contract expenses decreased $9.2 million (5.9%) to $146.3 million compared to first quarter last year. The decline is consistent with lower revenue levels. Direct labor costs declined $1.3 million but were a slightly higher percentage of current quarter sales (32.3% versus 31.2%). Material and subcontract costs were down 9.3% ($8.2 million) while other direct costs increased almost $400 thousand. Gross profit for the current quarter was $43.5 million, down $1.7 million compared to $45.2 million in the first quarter last year. This quarter’s gross margin percentage is a slightly higher percentage of sales (22.9% versus 22.5% last year). Our gross margins are normally higher when more of our sales come from staff labor costs. Third party costs usually generate lower profit margins.

Operating Expenses. While first quarter operating expenses were down almost $800 thousand compared to the same period last year, several line items fluctuated materially. The majority of these differences arise from an internal reorganization that has contract administration and human resources functions reporting to business unit management as of October 1, 2011 and as a result recording these expenses as indirect labor rather than in general and administrative expense. As a result of this change, our indirect and facility costs climbed $2.9 million while our general and administrative expenses declined $3.6 million. General and administrative expenses declined beyond the effects of the reorganization as management took additional steps to control administrative expenses. Beginning late last fiscal year, management implemented cost reduction measures. This quarter we rolled out staffing reductions and further expense cuts. Costs were down for most administrative functions and departments as Alion continued to adapt to anticipated downward pricing pressures and the changing government contracting environment. Depreciation and amortization expenses fluctuated modestly as declines in contract amortization charges were partly offset by increased amortization expenses for intangible assets we deployed late last year.

Income from Operations. Operating income for the first quarter of fiscal 2012 was down more than $900 thousand to $7.7 million compared to last year. Operating income also declined as a percentage of top line revenue to 4.0% of sales. Last year, first quarter operating profit of $8.6 million was 4.3% of sales.

Other Expense. Aggregate net interest income, interest expense and other expense for the quarter ended December 31, 2011 was $300 thousand greater than similar expenses in the first quarter expense last year. The increase is the result of higher cash pay interest expense on greater outstanding debt levels along with higher non-cash and deferred interest charges for our Senior Secured Notes. Last year we recognized a $460 thousand gain on retiring $2.0 million of Senior Unsecured Notes at a discount. We had no debt extinguishment gain this year.

	September 30,	September 30,
	Three Months Ended December 31,
	2011	2010
	(In thousands)
Cash pay interest expense
Revolver	$162	$112
Secured Notes	7,976	7,819
Unsecured Notes	6,278	6,377
Other cash interest expense and fees	13	13

Sub-total cash pay interest	14,429	14,321

Deferred and non-cash interest
Secured Notes PIK interest	1,593	1,564
Debt issue costs and other non-cash items	2,619	2,519

Sub-total deferred and non-cash interest	4,212	4,083

Total interest expense	$18,641	$18,404

Income Tax Expense. First quarter deferred income tax expense was $1.7 million both this year and last year. Our expense relates to tax-deductible goodwill. We continue to record a full valuation allowance for any deferred tax assets we recognize because our history of losses makes it unlikely we will be able to realize the full benefit of our deferred tax assets.

Net Loss. This quarter, although we cut operating expenses we could only partially offset reduced gross profit from lower overall revenue. Higher interest expense on our long-term debt increased our net loss, as did the absence of any debt extinguishment gain this year. This led our first quarter net loss to increase by $1.7 million compared to last year.

Liquidity and Capital Resources

Alion requires liquidity to timely pay its vendors and debt obligations, to fund operations while awaiting payment from customers and to invest in capital projects. Accounts receivable require cash when balances increase as business grows or when customers delay contract funding actions. We are funding our current business with cash from operating activities and the cash we have from issuing the Secured Notes. We plan to fund future operations in a similar fashion. We also have access to a $35 million revolving credit facility. Management does not currently estimate Alion will need to use its revolving credit facility to any significant extent.

Cash Flows

We used approximately $1.2 million to fund our first quarter operations this year. Although our net loss was higher, we were still able to use $7.1 million less for operations than the $8.3 million we used in our first quarter last year. Last year, receivables and payables generated $2.5 million in cash and expense and interest accruals consumed $8.2 million in cash. This year non-cash expenses contributed $9.5 million to cash flow; accruals contributed $5.0 million; and receivables consumed $2.8 million. We made our scheduled interest payment on our Senior Secured Notes in November.

Alion collected $187 million in receivables through December 31, 2011. Collections lagged first quarter revenue by $2.1 million. Current year first quarter collections were approximately $21 million less than first quarter collections were last year. As a result, our days’ sales outstanding (DSO) increased 2.5 days to 86.1 days as of December 31, 2011. (We determine DSO based on trailing twelve month revenue). Unbilled receivables continue at elevated levels despite management’s focus on resolving contract funding issues though company-wide efforts to accelerate contract funding and speed contract modifications. Shortening the performance-to-billing cycle is critical to improving the Company’s cash flow. The pace at which we collect invoices once submitted is helping to offset the adverse impact that elevated unbilled levels have on DSO and overall cash receipts. For the near term, however, we expect DSO will track at current levels.

Our capital expenditures this quarter are higher than they were last year as we engage in developing a variety of internal use software applications to help us better monitor and manage contract performance. We expect to invest in our business at levels comparable to last year’s expenditures. This year, like last year, we handled certain ESOP repurchases in the first quarter. We spent $2.3 million for share repurchases. We received cash from employee investments in the ESOP at the end of last fiscal year and so there was no offsetting cash inflow in the current quarter. In January 2012 during our second quarter, we processed $447 thousand in required statutory diversifications. Despite the challenges we faced this quarter, we were able to avoid using our revolving credit facility, although our payables have continued to grow along with our unbilled receivables.

We have a long-term revolving credit facility through August 2014. Management expects that for the next several years, Alion will be able to meet existing debt covenants which are less stringent and restrictive than previous loan covenants were. This should allow us to maintain access to our revolving credit facility, even though Management does not foresee needing to draw on it in any material amount or for any extended period. Management believes Alion will have sufficient cash on hand, cash flow from operations and cash available from its $35 million revolving credit facility to continue to meet obligations as they come due notwithstanding an overall increase in interest payments associated with the Secured Notes. We retain the ability to restrict or defer certain types of cash payments that in the past caused us to fail to comply with certain prior debt covenants. The Revolving Credit facility also limits our ability to offer and fund certain types of discretionary diversification options that create demands on Alion’s cash flows.

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

Cash flow effects and risks associated with equity-related obligations

Changes in the price of a share of Alion common stock used to affect warrant-related interest expense. Our outstanding Secured Note warrants have a one penny exercise price and are in the money. They do not have a cash liquidation option and therefore Alion will only recognize interest expense for the debt issue cost associated with the initial fair value of these warrants. We no longer have significant stock-based compensation liabilities as no outstanding SARs have any intrinsic value. Management is unable to forecast the share price the ESOP Trustee will determine in future valuations.

Although current financial information includes the effects of the most recent ESOP Trust transactions, future expenses for stock-based compensation are likely to differ from estimates as the price of a share of Alion common stock changes. Our next regularly scheduled valuation period ends in March 2012. Interest rates, market-based factors and volatility, as well as Alion’s financial results will affect the future value of a share of our common stock.

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

Discussion of Debt Structure

Alion’s current debt structure includes a $35 million revolving credit facility with $687 thousand in outstanding letters of credit; $320.1 million in Secured Notes which include $310 in original notes at face value plus $10.1 million in PIK interest notes issued; and $245 million of Unsecured Notes. See Note 9 – Long term debt in the accompanying unaudited financial statements elsewhere in this report for a detailed discussion of Alion’s current debt structure.

Senior Secured Note Indenture and Senior Unsecured Note Indenture

See Note 9 – Long-term debt in the accompanying unaudited financial statements elsewhere in this report for a detailed listing of the terms and limitations of our existing long-term debt agreements including our Revolving Credit Agreement, the Secured Note Indenture and the Unsecured Note Indenture. There are no financial covenants in either the Senior Secured Note Indenture or the Senior Unsecured Note Indenture. Certain provisions in the Senior Secured Note Indenture and the Senior Unsecured Note Indenture limit our ability to incur additional debt or pay dividends if our ratio of trailing twelve month Adjusted EBITDA to trailing Consolidated Interest Expense is not greater than 2.0 to 1.0. Set out below are our actual ratios as of December 31, and September 30, 2011.

	September 30,	September 30,
	December 31, 2011	September 30, 2011
TTM Adjusted EDBITA	$ 63.6 million	$ 63.2 million
TTM Consolidated Interest Expense	$ 74.2 million	$ 73.9 million
Ratio	0.86	0.86

Revolving Credit Agreement – Covenant Compliance

Alion’s Revolving Credit Agreement defines Consolidated EBITDA and requires the Company to achieve certain levels in order to maintain access to its credit facility and avoid cross default on the Senior Secured and Unsecured Notes. Neither EBITDA nor Consolidated EBITDA is a measure of financial performance in accordance with generally accepted accounting principles.

The Revolving Credit Agreement permits Alion to exclude certain expenses and requires it to exclude certain one-time gains when computing Consolidated EBITDA. The revolving credit agreement requires Alion to have a minimum $60.5 million in Consolidated EBITDA for the twelve months ended December 31, 2011. We had approximately $63.6 million in Consolidated EBITDA for the twelve months ended December 31, 2011 and exceeded the requirement by approximately $3.1 million.

During the rest of this year and the next three fiscal years the Company expects that at a minimum, it will have to make the estimated interest and principal payments set forth below.

	September 30,	September 30,	September 30,	September 30,
	Future Principal and Interest Payments by Fiscal Year
	2012	2013	2014	2015
	(In thousands)
Bank revolving credit facility(1)
-Interest	$466	$621	$555	$—
Secured Notes(2)
-Interest	16,005	32,491	33,144	16,821
-Principal and PIK Interest	—	—	—	339,788
Unsecured Notes(3)
-Interest	25,113	25,113	25,113	12,556
-Principal	—	—	—	245,000

Total cash—pay interest	41,584	58,225	58,812	29,377
Total cash—pay principal and PIK Interest	—	—	—	584,788

Total	$41,584	$58,225	$58,812	$614,165

(1)	We expect we will occasionally use our $35.0 million revolving credit facility to meet working capital needs through 2014. Management expects the average utilized revolver balance will be immaterial and that interest expense will consist of commitment fees for unused balances. The current facility expires August 22, 2014.

(2)	The Secured Notes bear interest at 10% in cash and 2% in PIK. Outstanding principal will increase over time for the 2% compounding PIK interest added to the initial $310 million in principal. The Secured Notes, including $29.8 million in PIK interest, mature November 1, 2014.

(3)	The Senior Unsecured Notes bear interest at 10.25% and mature February 1, 2015.

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

As of December 31, 2011, Alion had spent a cumulative total of $88.9 million to repurchase shares of its common stock to satisfy ESOP distribution and diversification requests from former employees and Plan beneficiaries. In 2008, we changed our prior practice of immediately paying out all distribution requests in full. In March 2008, we began paying ESOP beneficiaries over the five-year distribution period permitted by ERISA and the terms of the Plan. Alion intends to continue this practice for the foreseeable future in part to offset the cash flow effects of annual employee diversification requests that began in fiscal 2008 and which are expected to continue for the foreseeable future. Our debt agreements limit our ability to fund certain discretionary ESOP diversification demands on our cash flow. The table below lists current and prior year share re-purchases.

	September 30,	September 30,	September 30,
Date	Number of Shares Repurchased	Share Price	Total Value Purchased (In thousands)
December 2009	745	$34.50	$26
March 2010	218,408	$34.50	7,535
April 2010	52	$28.00	1
May 2010	108	$28.00	3
June 2010	62,875	$28.00	1,760
July 2010	145	$28.00	4
August 2010	89	$28.00	2
September 2010	209	$28.00	6
December 2010	119,945	$26.65	3,196
February 2011	322	$26.65	8
March 2011	136	$26.65	4
April 2011	166	$27.15	5
May 2011	3,677	$27.15	100
June 2011	87,319	$27.15	2,371
July 2011	2,300	$27.15	62
August 2011	292	$27.15	8
September 2011	289	$27.15	8
November 2011	1,481	$20.95	31
December 2011	106,505	$20.95	2,231

Total	605,062		$17,359

Management believes cash flow from operations and cash available under its current revolving credit facility should provide sufficient capital to fulfill current business plans and fund working capital needs for at least the next two years. Management believes that because Alion has been able to manage its obligations without having had to significantly access its revolving credit facility since March 2010, that over the next 24 months Alion will likely have access to its revolver as and when necessary. Management believes Alion will more likely than not be able to meet its financial covenants and maintain access to its revolver.

We are focusing on trying to achieve organic growth, improve contract margins and operating margins, and streamline our business processes. Over the next several quarters we expect to improve operating cash flow by carefully managing business processes, reducing indirect costs and optimizing our organizational structure. Although we expect to have positive annual operating cash flow, we need to generate significantly more revenue than we currently do and we need to earn net income to be able to meet our obligations. If we cannot do this, we will be unable to repay principal and interest on the Senior Secured Notes and Senior Unsecured Notes, and may be unable to meet ESOP repurchase and diversification obligations.

The Secured Note Indenture, the Unsecured Note Indenture and the Revolving Credit Facility allow Alion to make certain permitted acquisitions. If the Company were to have the available resources and were to identify a suitable candidate, it might use available financing to make a permitted acquisition. We will need to refinance some, if not all, our senior debt prior to maturity in November 2014 and February 2015 when we will have to payout more than $600 million over a three-month period. We are uncertain if we will be able to refinance these obligations or if refinancing terms will be favorable.

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

Recently Issued Accounting Pronouncements

In December 2010, FASB issued Accounting Standards Update 2010-28 (ASU 2010-28) Goodwill and Other Intangibles — When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. ASU 2010-28 updates ASC 350 – Intangibles – Goodwill and Other (ASC 350). ASU 2010-28 modifies goodwill impairment testing for reporting units with zero or negative carrying amounts.

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

ASU 2010-28 is effective for fiscal years beginning on or after December 15, 2010, and can only be applied prospectively. Any goodwill impairment recognized on adopting ASU 2010-28 is to be recorded as a cumulative effect adjustment to retained earnings in the period of adoption. Any goodwill impairments occurring subsequent to adoption are to be recognized in current earnings as required by ASC 350. The Company adopted ASU 2010-28 this quarter with no effect on Alion’s consolidated financial position or operating results.

In September 2011, the FASB issued Accounting Standards Update 2011-08 (ASU 2011-08), Intangibles Goodwill and Other (Topic 350) – Testing Goodwill for Impairment. ASU 2011-08 permits an entity to first assess qualitative factors including the totality of events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value and therefore whether to test goodwill for impairment. Under ASU 2011-08 an entity may bypass qualitative assessment for any reporting unit in any period and perform a Step One analysis and may resume using qualitative assessment in any subsequent period.

ASU 2011-08 removes the requirement that an entity calculate the fair value of a reporting unit unless the entity determines it is more likely than not that the reporting unit’s fair value is less than its carrying value. Where an entity is required to test goodwill for impairment, ASU 2011-08 does not change existing guidance on how to test goodwill for impairment. The update improves the examples an entity should consider in determining whether to measure an impairment loss for a reporting unit with negative carrying value. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company adopted ASU 2011-08 this quarter with no effect on Alion’s consolidated financial position or operating results.

In May 2011, the FASB issued Accounting Standards Update 2011-04 (ASU 2011-04) Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 provides guidance on how to measure fair value; expands fair value disclosure requirements; and offers guidance on what disclosures to make about fair value measurements. Alion already provides the expanded fair value disclosures that ASU 2011-04 will require for all public companies effective for interim and annual periods beginning after December 15, 2011. The Company does not believe adopting ASU 2011-04 will affect Alion’s consolidated financial position or operating results.

In June 2011, the FASB issued Accounting Standards Update 2011-05 (ASU 2011-05) Comprehensive Income (Topic 220) – Presentation of Comprehensive Income. ASU 2011-05 requires entities to present all non-owner changes in stockholder’s equity either in a continuous, single statement of comprehensive income or in two separate, but consecutive, statements. An entity that presents two statements must present total net income and its components in the first statement followed by a second statement that presents total other comprehensive income and its components, along with total comprehensive income.

ASU 2011-05 does not change how an entity calculates earnings per share; the items to be reported in other comprehensive income; or when items must be reclassified to net income. An entity is still permitted to present components of other comprehensive income net of tax effects or before tax effects with tax effects for all items of other comprehensive income presented in the aggregate. An entity must disclose the tax effects of each item of other comprehensive income in the notes to its financial statements. Alion’s only item of other comprehensive income is amortization of actuarial gains and losses for the Company’s post-retirement medical benefit plan which has no effect on Alion’s provision for income taxes.

ASU 2011-05 is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2011. ASU 2011-05 is to be applied retrospectively; early adoption is permitted. The Company adopted ASU 2011-05 this quarter with no effect on Alion’s consolidated financial position or operating results.

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

Risk associated with value of Alion common stock

Changes in the fair market value of Alion’s stock affect our estimated KSOP share repurchase obligations and, to a lesser extent, our stock appreciation rights obligations. The number of employees who seek to redeem shares of Alion common stock following termination of employment and the number of shares they seek to redeem affect the timing and amount of our repurchase obligations. The number of employees who exercise stock appreciation rights during any particular time period can affect the timing and amount of our stock appreciation right obligations.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it is required to file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosures. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective and timely.

Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the quarter ended December 31, 2011.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
No.	Description

31.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation pursuant to 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from Alion Science and Technology Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2011 and September 30, 2011; (ii) Consolidated Statements of Operations for the quarters ended December 31, 2011 and 2010; (iii) Consolidated Statements of Cash Flows for the quarters ended December 31, 2011and 2010; (iv) Notes to Consolidated Financial Statements tagged as blocks of text.

*	As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALION SCIENCE AND TECHNOLOGY CORPORATION

By:	/s/ Michael J. Alber
Name:	Michael J. Alber
Title:	Principal Financial Officer and Duly Authorized Officer

Date: February 14, 2012