Form 10-Q
period 2012-03-31
ALION SCIENCE & TECHNOLOGY CORP
filed 2012-05-11
CIK 1166568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of Alion Science and Technology Corporation Common Stock as of May 11, 2012 was: Common Stock 6,377,812

ALION SCIENCE AND TECHNOLOGY CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ALION SCIENCE AND TECHNOLOGY CORPORATION

Condensed Consolidated Balance Sheets (unaudited)

	March 31, 2012	September 30, 2011
	(In thousands, except share and per share information)
Current assets:
Cash and cash equivalents	$8,758	$20,818
Accounts receivable, net	183,098	180,364
Receivable due from ESOP Trust	1,302	—
Prepaid expenses and other current assets	7,545	6,086

Total current assets	200,703	207,268
Property, plant and equipment, net	11,775	10,367
Intangible assets, net	8,373	11,734
Goodwill	398,921	398,921
Other assets	12,314	16,198

Total assets	$632,086	$644,488

Current liabilities:
Interest payable	$17,525	$17,392
Trade accounts payable	50,258	52,355
Accrued liabilities	45,132	48,435
Accrued payroll and related liabilities	36,937	39,738
Billings in excess of revenue earned	2,348	2,752

Total current liabilities	152,200	160,672
Senior secured notes	298,729	291,003
Senior unsecured notes	242,494	242,064
Accrued compensation and benefits, excluding current portion	5,749	5,729
Non-current portion of lease obligations	12,548	10,762
Deferred income taxes	47,669	44,181
Commitments and contingencies	—	—
Other liabilities	979	980
Redeemable common stock, $0.01 par value, 8,000,000 shares authorized, 6,377,812 and 5,658,234 shares issued and outstanding at March 31, 2012 and September 30, 2011	114,801	126,560
Common stock warrants	20,785	20,785
Accumulated other comprehensive loss	(123)	(123)
Accumulated deficit	(263,745)	(258,125)

Total liabilities, redeemable common stock and accumulated deficit	$632,086	$644,488

See accompanying notes to condensed consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
	(In thousands, except share and per share information)
Contract revenue	$197,112	$202,551	$387,003	$403,319
Direct contract expense	150,431	155,002	296,775	310,516

Gross profit	46,681	47,549	90,228	92,803

Operating expenses	36,517	36,968	72,383	73,625

Operating income	10,164	10,581	17,845	19,178
Other income (expense):
Interest income	34	10	41	30
Interest expense	(18,696)	(18,418)	(37,337)	(36,822)
Other	(4)	(97)	(117)	(158)
Gain on debt extinguishment	—	—	—	460
Total other income (expense)	(18,666)	(18,505)	(37,413)	(36,490)
Loss before taxes	(8,502)	(7,924)	(19,568)	(17,312)
Income tax expense	(1,743)	(1,743)	(3,487)	(3,487)

Net loss	$(10,245)	$(9,667)	$(23,055)	$(20,799)

Basic and diluted loss per share	(1.73)	(1.74)	(3.86)	(3.71)

Basic and weighted average common shares outstanding	5,915,899	5,540,896	5,977,221	5,598,766

Net loss	$(10,245)	$(9,667)	$(23,055)	$(20,799)
Other comprehensive income
Postretirement actuarial gains (losses)	—	—	—	—

Comprehensive loss	$(10,245)	$(9,667)	$(23,055)	$(20,799)

See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended March 31,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net loss	$(23,055)	$(20,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,742	5,839
Bad debt expense	302	—
Paid in kind interest	3,194	3,134
Amortization of debt issuance costs	5,204	5,017
Incentive and stock-based compensation	825	1,071
Gain on debt extinguishment	—	(460)
Deferred income taxes	3,487	3,487
Other gains and losses	(96)	24
Changes in assets and liabilities:
Accounts receivable	(3,036)	(4,348)
Other assets	1,829	(1,030)
Trade accounts payable	(2,096)	5,801
Accrued liabilities	(103)	(1,209)
Interest payable	133	96
Other liabilities	(196)	(104)

Net cash used in operating activities	(7,866)	(3,481)
Cash flows from investing activities:
Capital expenditures	(1,454)	(773)
Asset sale proceeds	—	11

Net cash used in investing activities	(1,454)	(762)
Cash flows from financing activities:
Payment of debt issue costs	—	(710)
Repurchase Senior Unsecured Notes	—	(1,510)
Revolver borrowings	13,000	—
Revolver repayments	(13,000)	—
Loan to ESOP Trust	(477)	(776)
ESOP loan repayment	477	776
Redeemable common stock purchased from ESOP Trust	(2,740)	(3,209)
Redeemable common stock sold to ESOP Trust	—	3,624

Net cash used in financing activities	(2,740)	(1,805)
Net decrease in cash and cash equivalents	(12,060)	(6,048)
Cash and cash equivalents at beginning of period	20,818	26,695

Cash and cash equivalents at end of period	$8,758	$20,647

Supplemental disclosure of cash flow information:
Cash paid for interest	$28,767	$28,604
Cash paid for taxes	—	—
Non-cash financing activities:
Common stock issued to ESOP Trust in satisfaction of employer contribution liability	$7,114	$5,150
Paid-in-kind notes issued	3,171	3,108

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

Alion was established in October 2001 as a for-profit S-Corporation to purchase substantially all of the assets and certain liabilities of IIT Research Institute (IITRI), a not-for-profit corporation controlled by the Illinois Institute of Technology (IIT). In December 2002, Alion acquired substantially all of IITRI’s assets and liabilities except its Life Sciences Operation, for $127.3 million. Prior to that, the Company’s activities were organizational in nature.

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

In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments and reclassifications that are necessary for fair presentation of the periods presented. The results for the six months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K for the year ended September 30, 2011.

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

Alion derives its revenue from delivering technology services under three types of contracts. Some contracts provide for reimbursement of costs plus fees; others are fixed-price or time-and-material type contracts. We recognize revenue when a contract has been executed, the contract price is fixed or determinable, delivery of services or products has occurred and our ability to collect the contract price is considered reasonably assured. Alion applies the percentage of completion method in Accounting Standards Codification (ASC) Topic 605 – Revenue Recognition to recognize revenue.

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

Federal government contracts are subject to periodic funding by our contracting agency customers. A customer may fund a contract at inception or incrementally throughout the period of performance as services are provided. If we determine contract funding is not probable, we defer revenue recognition until realization is probable. The federal government can audit Alion’s contract costs and adjust amounts through negotiation. The federal government considers Alion a major contractor and maintains an office on site. DCAA is currently auditing our 2006 and 2007 claimed indirect costs. We are negotiating our 2005 indirect rates and have settled our rates through 2004. We timely submitted our indirect cost proposals for all open fiscal years. We have recorded revenue on federal government contracts in amounts we expect to realize.

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable and Billings in Excess of Revenue Earned

Accounts receivable include billed accounts receivable, amounts currently billable and revenue in excess of billings on uncompleted contracts that represent accumulated project expenses and fees which have not been billed or are not currently billable as of the date of the consolidated balance sheet. Revenue in excess of billings on uncompleted contracts is stated at estimated realizable value. Unbilled accounts receivable include revenue recognized for customer-related work performed by Alion on new and existing contracts for which the Company had not received contracts or contract modifications. The allowance for doubtful accounts is Alion’s best estimate of the amount of probable losses in the Company’s existing billed and unbilled accounts receivable. The Company determines the allowance using specific identification and historical write-off experience based on receivable age. Billings in excess of revenue and advance collections from customers represent amounts received from or billed to customers in excess of project revenue recognized to date.

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

Goodwill

Alion assigns the purchase price paid to acquire the stock or assets of a business to the net assets acquired based on the estimated fair value of assets acquired. Goodwill is the purchase price in excess of the estimated fair value of the tangible net assets and separately identified intangible assets acquired. There were no changes to goodwill carrying value this quarter.

The Company accounts for goodwill and other intangible assets in accordance with the provisions of ASC 350, Intangibles, Goodwill and Other. Alion operates in one segment and tests goodwill at the reporting unit level. There are two reporting units. Each year in the fourth quarter we review goodwill for impairment and whenever events or circumstances indicate goodwill might be impaired. Alion is required to recognize an impairment loss to the extent that goodwill carrying amount exceeds fair value. Evaluating goodwill involves significant management estimates. To date, our annual reviews have resulted in no goodwill impairment adjustments. See Note 8 for a detailed discussion of the Company’s goodwill impairment testing process.

Intangible Assets

Alion amortizes intangible assets as it consumes economic benefits over estimated useful lives. As of March 31, 2012, the Company had approximately $8.4 million in net intangible assets, primarily contracts purchased through the JJMA and Anteon contract acquisitions. Alion’s intangible assets have the following estimated useful lives:

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

Alion records changes in the reported value of its outstanding common stock through an offsetting charge or credit to accumulated deficit. The Company recognized a $17.4 million decline in the fair value of its redeemable common stock this quarter and a corresponding reduction in its accumulated deficit. As of March 31, 2012, Alion’s accumulated deficit included an $851 thousand benefit arising from the Company’s decreased share redemption liability. Outstanding redeemable common stock had an aggregate fair value of approximately $114.8 million as of March 31, 2012.

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

Fair Value of Financial Instruments

Alion is required to disclose the fair value of its financial instruments, but is not required to record its senior long term debt at fair value. See Note 10 for a discussion of Alion’s long term debt and Note 11 for the related fair value disclosures. The fair value of cash, cash equivalents, accounts payable and accounts receivable is not materially different from carrying value because of the short maturity of those instruments.

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

ASU 2010-28 is effective for fiscal years beginning on or after December 15, 2010, and can only be applied prospectively. Any goodwill impairment recognized on adopting ASU 2010-28 is to be recorded as a cumulative effect adjustment to retained earnings in the period of adoption. Any goodwill impairments occurring subsequent to adoption are to be recognized in current earnings as required by ASC 350. The Company adopted ASU 2010-28 in the first quarter this year with no effect on Alion’s consolidated financial position or operating results.

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ASU 2011-08 removes the requirement that an entity calculate the fair value of a reporting unit unless the entity determines it is more likely than not that the reporting unit’s fair value is less than its carrying value. Where an entity is required to test goodwill for impairment, ASU 2011-08 does not change existing guidance on how to test goodwill for impairment. The update improves the examples an entity should consider in determining whether to measure an impairment loss for a reporting unit with negative carrying value. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company adopted ASU 2011-08 in the first quarter this year with no effect on Alion’s consolidated financial position or operating results.

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

ASU 2011-05 is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2011. ASU 2011-05 is to be applied retrospectively; early adoption is permitted. The Company adopted ASU 2011-05 in the first quarter this year with no effect on Alion’s consolidated financial position or operating results.

(3) Employee Stock Ownership Plan (ESOP) and ESOP Trust

In December 2001, the Company adopted the Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan (the Plan) and established the ESOP Trust. The Plan, a tax qualified retirement plan, includes an ESOP and a 401(k) component. In April 2010, the Internal Revenue Service (IRS) issued a determination letter that the ESOP Trust and the Plan, as amended and restated as of October 1, 2006, including Plan amendments executed in June 2009 and May 2010, qualify under Sections 401(a) and 501(a) of the IRC.

In August 2008, Alion amended the Trust Agreement between the Company and the ESOP Trust. In June 2011, the Company amended the Plan to eliminate the one year service requirement for employer 401(k) matching contributions; to automatically enroll new hires in the Plan’s 401(k) component; and to designate future profit sharing contributions exclusively in Alion common stock. The Company believes the Plan and the ESOP Trust have been designed and are being operated in compliance with applicable IRC requirements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(4) Loss Per Share

Basic and diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding excluding the impact of warrants and phantom stock. Even after including required adjustments to the earnings per share numerator, the warrants and phantom stock are anti-dilutive for all periods presented. In connection with issuing the Senior Secured Notes, the Company issued warrants to purchase 602,614 shares of Alion common stock The Secured Note warrants have a penny per share exercise price, are currently exercisable and expire March 15, 2017. The Secured Note warrants are not redeemable and do not have price protection; they are classified as permanent equity.

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

Terminating ESOP participants can hold or immediately sell their distributed shares to the Company. If a participant elects to hold distributed shares, the IRC and ERISA require Alion to offer a put option to allow the recipient to sell stock to Alion at the estimated fair value share price based on the most recent price at which the Company was able to sell shares to the ESOP Trust ($18.00 at March 31, 2012). The put right requires Alion to purchase distributed shares during two put option periods at then-current fair market value. Consistent with its duty of independence from Alion Management and its fiduciary responsibilities, the ESOP Trustee retains an independent third party valuation firm to assist it in determining the fair market value (share price) at which the Trustee may acquire or dispose of investments in Alion common stock.

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

(6) Accounts Receivable

Accounts receivable at March 31, 2012 and September 30, 2011 consisted of the following:

	March 31, 2012	September 30, 2011
	(In thousands)
Billed receivables and amounts billable as of the balance sheet date	$93,287	$85,242
Unbilled receivables:
Amounts billable after the balance sheet date	34,334	40,621
Revenues recorded in excess of milestone billings on fixed price contracts	2,348	2,737
Revenues recorded in excess of estimated contract value or funding	35,401	30,759
Retainages and other amounts billable upon contract completion	21,375	24,416
Allowance for doubtful accounts	(3,647)	(3,411)

Total Accounts Receivable	$183,098	$180,364

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Billed accounts receivable include invoices issued to customers for services performed as of the balance sheet date. Unbilled accounts receivable represent revenue recognized as of the balance sheet date for which Alion has yet to issue invoices to customers. Amounts that are currently billable are expected to be invoiced to customers within the next twelve months. Fixed-price contract revenue in excess of milestone billings is not yet contractually billable. Revenue in excess of contract value or funding is billable when Alion receives contractual amendments or modifications. Approximately $137.2 million (74%) and $124.2 million (68%) of contract receivables at March 31, 2012 and September 30, 2011 were from federal government prime contracts.

Alion recognized $93.5 million in revenue in excess of billings on uncompleted contracts as of March 31, 2012, including approximately $35.4 million for customer-requested work for which the Company had not received contracts or contract modifications. At September 30, 2011, Alion had recognized $98.5 million in revenue in excess of billings on uncompleted contracts including approximately $30.8 million for customer-requested work for which the Company had not received contracts or contract modifications.

Retainages and other unbilled amounts are billable upon contract completion or completion of Defense Contract Audit Agency (DCAA) audits. In keeping with industry practice, Alion classifies all contract-related accounts receivable as current assets based on contractual operating cycles which frequently exceed one year. Except for $21.4 million at March 31, 2012, the Company expects to invoice and collect unbilled receivables within the next twelve months.

(7) Property, Plant and Equipment

	March 31, 2012	September 30, 2011
	(In thousands)
Leasehold improvements	$12,425	$11,281
Equipment and software	34,498	33,373

Total cost	46,923	44,654
Less: accumulated depreciation and amortization	(35,148)	(34,287)

Net Property, Plant and Equipment	$11,775	$10,367

Depreciation for fixed assets and leasehold amortization expense was approximately $987 thousand and $1.1 million for the quarters ended March 31, 2012 and 2011 and $1.9 million and $2.3 million for the six months ended March 31, 2012 and 2011.

(8) Goodwill

Alion had approximately $399 million in goodwill as of March 31, 2012. There were no changes to goodwill this quarter, nor were there any significant events this quarter that indicated a potential impairment to goodwill as of March 31, 2012.

Alion operates in one segment and tests goodwill at the reporting unit level. Each of Alion’s two reporting units delivers a similar set of professional engineering services to a wide array of federal government customers, principally within the Department of Defense. Each reporting unit provides the full range of services Alion offers to customers overall. Alion formerly had three and now has two identified reporting units.

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

Establishing the TEOSS reporting unit did not affect the $197 million in goodwill previously allocated to Alion’s other reporting unit, EISS. When management established TEOSS, it assigned $201.9 million in aggregate goodwill to the new reporting unit. Management based its goodwill allocation on historical acquisitions attributable to the newly-formed reporting unit. TEOSS goodwill includes $124.3 million in goodwill previously assigned to DOIS and $77.6 million in goodwill previously assigned to EITS.

Management applied the guidance in ASC Topic 350 Intangibles—Goodwill and Other and the related guidance in ASC Topic 280 Segment Reporting to analyze Alion’s new reporting units to determine the appropriate level at which to test goodwill for potential impairment. Management specifically considered whether the former DOIS and EITS reporting units continued to exist as potential TEOSS components required to be tested separately for impairment. Changes to Alion’s financial information systems to accommodate tracking and reporting for the TEOSS segment preclude management from obtaining discrete financial information for either DOIS or EITS which ceased to exist as separately trackable organizations within the Company. The absence of discrete financial data for the former DOIS and EITS reporting units, and the material changes to them arising from the reorganization led management to conclude that neither DOIS nor EITS was capable of being tested individually for potential impairment to goodwill. Management also concluded that this reorganization did not affect the Company’s determination of estimated fair value or its goodwill impairment analysis at the reporting unit level or in the aggregate.

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

The Company performs its own independent analysis to determine whether goodwill is potentially impaired. Management performs a discounted cash flow analysis and uses market-multiple-based analyses to estimate the enterprise fair value of Alion and its reporting units and the fair value of reporting unit goodwill in order to test goodwill for potential impairment. Management independently determines the rates and assumptions it uses: to perform its goodwill impairment analysis; to assess the probability of future contracts and revenue; and to evaluate the recoverability of goodwill. March 2012 contract backlog was approximately 7.6 times trailing twelve month revenue.

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

In Alion’s most recent impairment testing in 2011, market multiples for trailing twelve month EBITDA for comparable companies (publicly traded professional services government contractors) ranged from a low of 10.9 to a high of 20.8, with a median value of 14.1. Market multiples for trailing twelve month revenue ranged from a low of 1.02 to a high of 2.3, with a median value of 1.36. Management based its valuation on projected revenue and EBITDA and discounted median market multiples by 20-40% to reflect Alion’s recent financial performance and the uncertainties of future financial performance. Management used a weighted average cost of capital rate of 13.0% derived from market-based inputs, the tax-effected interest cost of Alion’s outstanding debt and a hypothetical market participant capital structure. Management estimates future years’ EBITDA based on Alion’s historical adjusted EBITDA as a percentage of revenue. Management based its estimates of future revenue growth on existing contract backlog and recent contract wins. Management analyzed goodwill for impairment using a range of near-term growth values of 5-8% and a range of 0-3% for longer-term out year forecasts.

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

Management determined that, on an enterprise value basis, Alion’s reporting units have positive carrying value. In reviewing its discounted cash flow analysis prepared for testing goodwill for potential impairment, management considered macroeconomic and other conditions such as:

•	the deterioration in general economic conditions arising from federal budget deficits;

•	Alion’s recent credit downgrade and the potential for limiting future access to capital;

•	An increase in market risks and a higher discount rate for valuing estimated future cash flows;

•	Defense and aerospace industry and market concerns about the effects of federal budget deficits on future Department of Defense procurement actions;

•	a decline in market-dependent multiples and metrics in both absolute terms and for Alion relative to its peers;

•	the decline in Alion’s current year sales compared to last year;

•	the Company’s ability to access increased liquidity as a result of its recently-amended larger revolving credit facility; and

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•	Alion’s success in obtaining $600 million of additional customer contract funding and new contracts from June through September 2011.

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

As of September 30, 2011, the estimated fair value of each reporting unit substantially exceeded its carrying value and enterprise value. Consistent with prior years’ disclosures, the 10% decline in discounted cash flows for 2011 compared to 2010 did not result in an impairment to goodwill. The results of Alion’s step one impairment testing make it unlikely that a reasonably probable change in assumptions would have triggered an impairment. A hypothetical 10% decrease in fair value would not have resulted in impairment to goodwill for any reporting unit or triggered the need to perform additional step two analyses for any reporting unit.

The tables below set out for each reporting unit as of September 30, 2011 and 2010: the goodwill assigned to each reporting unit; reporting unit carrying value; reporting unit estimated fair value; and the excess of estimated fair value over carrying value for each reporting unit. The tables present values for EISS and TEOSS for 2011 and for EISS, DOIS and EITS for 2010. Management used the reporting unit estimated fair values presented below in testing goodwill for impairment in the fourth quarter of fiscal year 2011 and 2010.

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(9) Intangible Assets

Intangible assets consist primarily of contracts acquired through the Anteon and JJMA transactions. The table below shows intangible assets as of March 31, 2012 and September 30, 2011.

	March 31, 2012			September 30, 2011
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Purchased contracts	$111,635	$(103,975)	$7,660	$111,635	$(100,864)	$10,771
Internal use software and engineering designs	3,182	(2,469)	713	3,182	(2,219)	963

Total	$114,817	$(106,444)	$8,373	$114,817	$(103,083)	$11,734

The weighted-average remaining amortization period of intangible assets was approximately three years at March 31, 2012 and September 30, 2011. Amortization expense was approximately $1.7 million and $1.8 million for the quarters ended March 31, 2012 and 2011, and $3.4 million and $3.5 million for the six months ended March 31, 2012 and 2011. Estimated aggregate amortization expense for the next five years and thereafter is as follows.

(In thousands)
2012 (for the remainder of the fiscal year)	$2,745
2013	3,588
2014	1,079
2015	736
2016	141
2017	51
Thereafter	33

$8,373

(10) Long-Term Debt

Alion’s current debt structure includes a $35 million revolving credit facility, $320.1 million in Secured Notes ($310 million in initial face value plus $10.1 million in PIK interest notes issued) and $245 million of Unsecured Notes. The Company is in compliance with each of the affirmative, negative, financial and other covenants in its existing debt agreements.

Credit Agreement

In March 2010, Alion entered into an agreement for a $25.0 million senior revolving credit facility that matures August 2014. In March 2011, Alion and its lenders amended the revolving credit facility agreement increasing the credit limit to $35.0 million. In August 2011, Alion and its lenders amended the revolving credit facility agreement to revise the definition of Consolidated EBITDA and increase the Minimum Consolidated EBITDA covenant. The Company can use its credit facility for working capital, permitted acquisitions and general corporate purposes, including up to $35.0 million in letters of credit and up to $5.0 million in short-term swing line loans. As of March 31, 2012, the Company had $3.7 million in outstanding letters of credit and no balance actually drawn.

Security. The Credit Agreement is secured by a first priority security interest in all current and future tangible and intangible property of Alion and its guarantor subsidiaries, IPS, CATI, METI, JJMA, BMH, WCI, WCGS, MA&D and Alion Canada (US) Corporation. In March 2010 Alion and the subsidiary guarantors entered into an Intercreditor Agreement with Wilmington Trust Company and Credit Suisse AG, Cayman Islands Branch to grant Credit Agreement lenders a super priority right of payment with respect to the underlying collateral. Credit Agreement lenders rights are superior to Secured Note holders’ rights.

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

Other Fees and Expenses. Each quarter Alion pays a commitment fee of 175 basis points per year on the prior quarter’s daily unused Credit Agreement balance. The Company paid approximately $139 thousand and $118 thousand in commitment fees for the quarters ended March 31, 2012 and 2011. The Company paid approximately $291 thousand and $230 thousand in commitment fees for the six months ended March 31, 2012 and 2011.

Alion pays letter-of-credit issuance and administrative fees, and up to a 25 basis point fronting fee and interest in arrears each quarter on all outstanding letters of credit. The interest rate is based on the Eurodollar loan rate which was 6.0% as of March 31, 2012. The Company also pays an annual agent’s fee.

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Based on current forecasts, management believes Alion will be able to continue to meet the revolving credit agreement Consolidated EBITDA covenant and the various non-financial covenants in Alion’s debt agreements. Federal procurement delays, program cuts, reduced spending levels, government shutdowns, or any of a variety of other disclosed or unknown risk factors could adversely affect Alion’s future revenue and Consolidated EBITDA. If the Company were unable to meet the Consolidated EBITDA covenant, it could seek to amend the revolving credit facility agreement and/or obtain a covenant waiver. Management can provide no assurance that Alion would be able to obtain an amendment or waiver, or if one were available, that terms would favorable.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Senior Secured Notes

In March 2010, Alion issued and sold $310 million of its private units (Units) to Credit Suisse, which informed the Company it had resold most of the units to qualified institutional buyers. Each of the 310,000 Units sold consisted of $1,000 in face value of Alion’s private 12% senior secured notes (Secured Notes) and a warrant to purchase 1.9439 shares of Alion common stock. On September 2, 2010, Alion exchanged the private Secured Notes for publicly tradable Secured Notes with the same terms.

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

Covenants. As of March 31, 2012, Alion was in compliance with the covenants set forth in the Indenture governing its 12% Senior Secured Notes (Secured Note Indenture). The Secured Note Indenture does not contain any financial covenants.

A Secured Note Indenture covenant restricts our ability to incur additional debt. Defined terms in the Secured Note Indenture include: Net Available Cash, Total Assets, Restricted Subsidiaries, Indebtedness, Adjusted EBITDA and Consolidated Interest Expense. Alion and its Restricted Subsidiaries may not issue, incur, assume, guarantee, or otherwise become liable for any debt unless our ratio of trailing twelve month Adjusted EBITDA to trailing twelve month Consolidated Interest Expense is greater than 2.0 to 1.0. Our ratio of trailing twelve month Adjusted EBITDA to trailing twelve month Consolidated Interest Expense was 0.88 to 1.0 as of March 31, 2012, and 0.86 to 1.0 as of September 30, 2011. Even if trailing twelve month Adjusted EBITDA is not at least two times trailing twelve month Consolidated Interest Expense, we may incur other permitted debt including:

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Unsecured Notes

In February 2007, Alion issued and sold $250.0 million of its private 10.25% senior unsecured notes due February 1, 2015 (Unsecured Notes) to Credit Suisse, which informed the Company it had resold most of the notes to qualified institutional buyers. In June 2007, Alion exchanged the private Unsecured Notes for publicly tradable Unsecured Notes with the same terms. IPS, CATI, METI, JJMA, BMH, WCI, WCGS, MA&D and Alion Canada (US) Corporation guarantee the Unsecured Notes. In November 2010, Alion repurchased $2 million of the Unsecured Notes. In June 2011, Alion repurchased another $3 million of Unsecured Notes.

Interest and Fees. The Senior Unsecured Notes bear interest at 10.25% per year, payable semi-annually in arrears on February 1 and August 1. Alion pays interest to holders of record as of the immediately preceding January 15 and July 15. The Company must pay interest on overdue principal or interest at 11.25% per annum to the extent lawful.

Covenants. There are no financial covenants in the Unsecured Note Indenture. As of March 31, 2012, we were in compliance with Unsecured Note Indenture non-financial covenants.

An Unsecured Note Indenture covenant restricts our ability to incur additional debt. Defined terms in the Unsecured Note Indenture include: Net Available Cash, Total Assets, Restricted Subsidiaries, Indebtedness, Adjusted EBITDA and Consolidated Interest Expense. Alion and its Restricted Subsidiaries may not issue, incur, assume, guarantee, or otherwise become liable for any debt unless our ratio of trailing twelve month Adjusted EBITDA to trailing twelve month Consolidated Interest Expense is greater than 2.0 to 1.0. Our ratio of trailing twelve month Adjusted EBITDA to trailing twelve month Consolidated Interest Expense was 0.88 to 1.0 as of March 31, 2012, and 0.86 to 1.0 as of September 30, 2011. Even if trailing twelve month Adjusted EBITDA is not at least two times trailing twelve month Consolidated Interest Expense, we may incur other permitted debt including:

•	debt pursuant to our now terminated Term B Credit Facility and certain other contracts up to $360 million less principal repayments made under that indebtedness;

•	permitted inter-company debt;

•	the Unsecured Notes ;

•	debt pre-dating the Unsecured Notes;

•	permitted debt of acquired subsidiaries;

•	permitted refinancing debt;

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Optional Redemption. We may redeem all or a portion of the Unsecured Notes at the redemption prices set forth below (expressed in percentages of principal amount on the redemption date), plus accrued and unpaid interest to the redemption date, if redeemed during the 12-month period commencing on February 1 of the years set forth below:

Period	Redemption Price
2012	102.563%
2013 and thereafter	100.000%

Interest Payable

Interest Payable consisted of the following balances:

	March 31, 2012	September 30, 2011
	(In thousands)
Unsecured Notes	$4,188	$4,187
Secured Notes	13,337	13,205

Total	$17,525	$17,392

As of March 31, 2012, Alion must make the following principal repayments (at face amount before debt discount) for its outstanding debt.

Fiscal Year:	2012	2013	2014	2015	Total
Secured Notes and PIK Interest(1)	$—	$—	$—	$339,788	$339,788
Unsecured Notes(2)	—	—	—	245,000	245,000
Total Principal Payments	$—	$—	$—	$584,788	$584,788

1.	The Secured Notes due in 2015 include $310 million of debt issued in March 2010 and an estimated $29.8 million in PIK interest added to principal over the life of the notes. As of March 31, 2012, the $298.7 million carrying value on the face of the balance sheet included $310 million in principal, $10.1 million of PIK notes issued, $2.7 million in accrued PIK interest and is net of $24.1 million in aggregate unamortized debt issue costs. Initial debt issue costs consist of $7.7 million in original issue discount, $13.5 million in third-party costs and $20.8 million for the initial fair value of the new Secured Note warrants.
2.	The Unsecured Notes on the face of the balance sheet include $245 million in principal and $2.5 million in unamortized debt issue costs as of March 31, 2012 (initially $7.1 million).

(11) Fair Value Measurement

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

	March 31, 2012		September 30, 2011
	(In thousands)
	Senior Secured Notes	Senior Unsecured Notes	Senior Secured Notes	Senior Unsecured Notes
Face value of original notes outstanding	$310,000	$245,000	$310,000	$245,000
PIK interest notes issued	10,091	—	6,920	—

Face value of outstanding notes	$320,091	$245,000	$316,920	$245,000
PIK interest notes to be issued	2,665	—	2,643	—

Face value of notes outstanding and notes to be issued	$322,756	$245,000	$319,563	$245,000
Less: unamortized debt issue costs	(24,027)	(2,506)	(28,560)	(2,936)

Carrying value	$298,729	$242,494	$291,003	$242,064

Fair value of outstanding notes	$303,104	$138,251	$278,727	$140,982

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

(12) Common Stock Warrants

In 2010, Alion issued its Secured Notes and warrants to purchase a total of 602,614 shares of Alion common stock. Each Secured Note warrant has an exercise price of a penny per share. Secured Note warrants are not redeemable for cash. The warrants are exercisable until March 15, 2017.

The Secured Note warrants had an initial fair value of approximately $20.8 million based on Alion’s former share price of $34.50. Alion recognized the value of the warrants as part of the debt issue costs for the Secured Notes and recorded the corresponding credit to equity. The Company accounts for the Secured Note warrants as equity and must reassess this classification each reporting period. The Company identified no required changes in accounting treatment as of March 31, 2012.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(13) Leases

Future minimum lease payments under non-cancelable operating leases for buildings, equipment and automobiles at March 31, 2012 are set out below. Alion has subleased some excess capacity to subtenants under non-cancelable operating leases.

Lease Payments for Fiscal Years Ending	(In thousands)
2012 (for the remainder of fiscal year)	$13,948
2013	26,806
2014	25,781
2015	25,400
2016	21,201
2017	15,560
And thereafter	24,014

Gross lease payments	$152,710
Less: non-cancelable subtenant receipts	(625)

Net lease payments	$152,085

Composition of Total Rent Expense

	For the Six Months Ended March 31,
	2012	2011
	(In thousands)
Minimum rentals	$10,320	$11,055
Less: Sublease rental income	(85)	(956)

Total rent expense, net	$10,235	$10,099

(14) ESOP Expense

Alion makes 401(k) matching contributions in shares of its common stock. The Company matches the first 3% and one-half of the next 2% of eligible employee salary deferrals by contributing shares of Alion common stock to the ESOP Trust on March 31 and September 30 each year. The Company also makes profit sharing contributions of Alion common stock to the ESOP Trust on the same dates. Through June 2011, Alion contributed 1% of eligible employee compensation in common stock to the ESOP Trust and 1.5% of eligible employee compensation in cash to the 401(k) component. As of July 2011, profit sharing contributions of 2.5% of eligible employee compensation are entirely in shares of Alion common stock. Alion recognized $3.8 million and $7.1 million in Plan expense for the three and six months ended March 31, 2012 based on the value of common stock contributed and to be contributed to the Plan.

Last year, Alion recognized $3.2 million and $6.4 million in Plan expense for the three and six months ended March 31, 2011. Prior year plan expense included common stock and cash contributions. Prior year Plan expense for the quarter ended March 31 included approximately $800 thousand in cash and $2.4 million in stock. Prior year Plan expense for the six months ended March 31 included $1.6 million in cash and $4.8 million in stock.

(15) Long Term Incentive Compensation Plan

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

Alion recognizes long term incentive compensation expense based on outstanding grants’ stated values, estimated probability of achieving stated goals and estimated probable future grant values. The Company recognized $446 thousand and $892 thousand in incentive compensation expense for the three and six months ended March 31, 2012. Alion recognized $94 thousand and $925 thousand in incentive compensation expense for the three and six months ended March 31, 2011.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(16) Stock Based Compensation

Alion’s Stock Appreciation Rights (SAR) Plan adopted in 2004 expires in 2014. The chief executive officer may award SARs as he deems appropriate. Awards vest ratably over four years with payment following the grant date fifth anniversary. Grants with no intrinsic value expire on their year-five payment date. The SAR Plan permits accelerated vesting in the event of death, disability or a change in control of the Company. Approximately 818 thousand SARs were outstanding at March 31, 2012, at a weighted average grant date fair value of $29.91 per share. No outstanding grant has any intrinsic value.

In the second quarter of 2012, Alion recognized a $93 thousand credit to compensation expense. For the six months ended March 31, 2012, the Company recognized a $66 thousand credit to stock based compensation expense. In the second quarter of 2011, Alion recognized $109 thousand in stock based compensation expense. For the six months ended March 31, 2011, stock based compensation expense was $142 thousand.

The Company uses a Black-Scholes-Merton option pricing model based on the fair market value of a share of its common stock to recognize stock –based compensation expense. There is no established public trading market for Alion’s common stock. The ESOP Trust owns all outstanding common stock. Alion does not expect to pay any dividends on its common stock and intends to retain future earnings, if any, for operating its business.

Alion formerly maintained Executive and Director Phantom Stock Plans which permitted the Company to issue up to 2 million phantom shares that conveyed no voting or other common stock ownership rights.

(17) Segment Information

Alion operates in a single segment, delivering a broad array of scientific and engineering expertise to research and develop technological solutions for problems relating to national defense, public health and safety, and nuclear safety and analysis under contracts with the federal government, state and local governments, and commercial customers. Federal government customers typically exercise independent contracting authority. Federal agency and department offices or divisions may use Alion’s services as a separate customer directly, or through a prime contractor, as long as they have independent decision-making and contracting authority in their organization. Revenue from government prime contracts was approximately 83.3% and 81.9%, of total contract revenue for the six months ended March 31, 2012 and 2011.

(18) Income Taxes

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Alion’s effective tax rate for the six months ended March 31, 2012 was -17.8%. As of March 31, 2012 and September 30, 2011 the net deferred tax liability was:

	March 31, 2012	September 30, 2011
	(In thousands)
Current deferred tax asset	$9,244	$10,543
Noncurrent deferred tax asset	60,279	47,721
Valuation allowance	(69,523)	(58,264)
Noncurrent deferred tax liability	(47,669)	(44,181)

Net deferred tax liability	$(47,669)	$(44,181)

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

(19) Debt Extinguishment

In November 2010, Alion re-purchased $2.0 million of its Senior Unsecured Notes at approximately 25% less than face value and recognized a $460 thousand gain on the transaction. There were no similar transactions in the six months ended March 31, 2012.

(20) Commitments and Contingencies

Legal Proceedings

In February 2011, Alion recognized a $500 thousand liability for an insurance policy deductible related to a civil judgment for a workplace-related injury claim. The Company’s insurer unsuccessfully appealed the judgment. The insurer is considering whether to file an appeal with the Louisiana Supreme Court. We are involved in other routine legal proceedings occurring in the ordinary course of business. We believe these routine legal proceedings are not material to our financial condition, operating results, or cash flows.

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Government Audits

Federal government cost-reimbursement contract revenues and expenses in the consolidated financial statements are subject to DCAA audit and possible adjustment. Alion is a major contractor and DCAA maintains an office on site to perform various audits throughout the year. The Company has settled indirect rates through 2004 based on completed DCAA audits. All subsequent years are open. Alion has recorded federal government contract revenue based on amounts it expects to realize upon final settlement.

(21) Guarantor/Non-guarantor Condensed Consolidated Financial Information

Certain of Alion’s wholly-owned domestic subsidiaries have jointly, severally, fully and unconditionally guaranteed both the Secured Notes and the Unsecured Notes which are general obligations of the Company. In March 2010, the Unsecured Note Indenture was amended to include as Unsecured Note guarantors all subsidiaries serving as Secured Note guarantors.

The following information presents condensed consolidating balance sheets as of March 31, 2012 and September 30, 2011; condensed consolidating statements of operations for the quarters and six months ended March 31, 2012 and 2011; and condensed consolidating statements of cash flows for the six months ended March 31, 2012 and 2011 of Alion, its guarantor subsidiaries and its non-guarantor subsidiaries. Investments include Alion’s investments in its subsidiaries presented using the equity method of accounting.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet as of March 31, 2012

	Parent	Guarantor Companies	Non-Guarantor Companies	Eliminations	Consolidated
	(In thousands)
Current assets:
Cash and cash equivalents	$8,889	$(130)	$(1)	$—	$8,758
Accounts receivable, net	179,846	2,792	460	—	183,098
Receivable due from ESOP Trust	1,302	—	—	—	1,302
Prepaid expenses and other current assets	7,447	98	—	—	7,545

Total current assets	197,484	2,760	459	—	200,703
Property, plant and equipment, net	11,180	579	16	—	11,775
Intangible assets, net	8,373	—	—	—	8,373
Goodwill	398,921	—	—	—	398,921
Investment in subsidiaries	26,541	—	—	(26,541)	—
Intercompany receivables	1,584	26,113	—	(27,697)	—
Other assets	12,310	—	4	—	12,314

Total assets	$656,393	$29,452	$479	$(54,238)	$632,086

Current liabilities:
Interest payable	$17,525	$—	$—	$—	$17,525
Trade accounts payable	50,073	185	—	—	50,258
Accrued liabilities	44,795	285	52	—	45,132
Accrued payroll and related liabilities	36,194	694	49	—	36,937

Billings in excess of revenue earned	2,339	5	4	—	2,348
Total current liabilities	150,926	1,169	105	—	152,200
Intercompany payables	26,114	—	1,583	(27,697)	—
Senior secured notes	298,729	—	—	—	298,729
Senior unsecured notes	242,494	—	—	—	242,494
Accrued compensation and benefits, excluding current portion	5,749	—	—	—	5,749
Non-current portion of lease obligations	12,016	532	—	—	12,548
Deferred income taxes	47,669	—	—	—	47,669
Commitments and contingencies	—	—	—	—	—
Other liabilities	979	—	—	—	979
Redeemable common stock	114,801	—	—	—	114,801
Common stock warrants	20,785	—	—	—	20,785
Common stock of subsidiaries	—	4,084	—	(4,084)	—
Accumulated other comprehensive loss	(123)	—	—	—	(123)
Accumulated deficit	(263,746)	23,667	(1,209)	(22,457)	(263,745)

Total liabilities, redeemable common stock and accumulated deficit	$656,393	$29,452	$479	$(54,238)	$632,086

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet as of September 30, 2011

(In thousands)

	Parent	Guarantor Companies	Non-Guarantor Companies	Eliminations	Consolidated
	(In thousands)
Current assets:
Cash and cash equivalents	$20,845	$(27)	$—	$—	$20,818
Accounts receivable, net	177,618	2,358	388	—	180,364
Receivable due from ESOP Trust	—	—	—		—
Prepaid expenses and other current assets	5,991	93	2	—	6,086
Total current assets	204,454	2,424	390	—	207,268
Property, plant and equipment, net	9,733	614	20	—	10,367
Intangible assets, net	11,734	—	—	—	11,734
Goodwill	398,921	—	—	—	398,921
Investment in subsidiaries	24,566	—	—	(24,566)	—
Intercompany receivables	1,460	24,675	—	(26,135)	—
Other assets	16,181	12	5	—	16,198
Total assets	$667,049	$27,725	$415	$(50,701)	$644,488

Current liabilities:
Interest payable	$17,392	$—	$—	$—	$17,392
Trade accounts payable	52,092	257	6	—	52,355
Accrued liabilities	48,087	319	29	—	48,435
Accrued payroll and related liabilities	38,766	915	57	—	39,738
Billings in excess of costs revenue earned	2,723	5	24	—	2,752

Total current liabilities	159,060	1,496	116	—	160,672
Intercompany payables	24,675	—	1,460	(26,135)	—
Senior secured notes	291,003	—	—	—	291,003
Senior unsecured notes	242,064	—	—	—	242,064
Accrued compensation and benefits, excluding current portion	5,729	—	—	—	5,729
Non-current portion of lease obligations	10,260	502	—	—	10,762
Deferred income taxes	44,181	—	—	—	44,181
Other liabilities		—	—	—	980
Redeemable common stock	126,560	—	—	—	126,560
Common stock of subsidiaries	—	4,084	—	(4,084)	—
Commitments and contingencies	—	—	—	—	—
Common stock warrants	20,785	—	—	—	20,785
Accumulated other comprehensive loss	(123)	—	—	—	(123)
Accumulated deficit	(258,125)	21,643	(1,161)	(20,482)	(258,125)

Total liabilities, redeemable common stock and accumulated deficit	$667,049	$27,725	$415	$(50,701)	$644,488

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations for the Three Months Ended March 31, 2012

	Parent	Guarantor Companies	Non-Guarantor Companies	Eliminations	Consolidated
	(In thousands)
Contract revenue	$193,069	3,942	101	—	$197,112
Direct contract expense	148,323	2,049	59	—	150,431

Gross profit	44,746	1,893	42	—	46,681

Operating expenses	35,612	823	82	—	36,517

Operating income	9,134	1,070	(40)	—	10,164

Other income (expense):
Interest income	34	—	—	—	34
Interest expense	(18,696)	—	—	—	(18,696)
Other	(4)	—	—	—	(4)
Equity in net income (loss) of subsidiaries	1,030		—	(1,030)	—

Total other expenses	(17,636)	—	—	(1,030)	(18,666)

(Loss) income before taxes	(8,502)	1,070	(40)	(1,030)	(8,502)
Income tax expense	(1,743)	—	—	—	(1,743)

Net (loss) income	$(10,245)	$1,070	$(40)	$(1,030)	$(10,245)

Other comprehensive income
Postretirement actuarial gains (losses)	—	—	—	—	—

Comprehensive (loss) income	$(10,245)	$1,070	$(40)	$(1,030)	$(10,245)

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations for the Three Months Ended March 31, 2011

	Parent	Guarantor Companies	Non-Guarantor Companies	Eliminations	Consolidated
	(In thousands)
Contract revenue	$198,155	$4,157	$239	$—	$202,551
Direct contract expense	152,505	2,337	160	—	155,002

Gross profit	45,650	1,820	79	—	47,549
Operating expenses	35,956	916	96	—	36,968

Operating income	9,694	904	(17)	—	10,581
Other income (expense):
Interest income	10	—	—	—	10
Interest expense	(18,418)	—	—	—	(18,418)
Other	(224)	127	—	—	(97)
Equity in net income of subsidiaries	1,014	—	—	(1,014)	—

Total other expenses	(17,618)	127	—	(1,014)	(18,505)

(Loss) income before taxes	(7,924)	1,031	(17)	(1,014)	(7,924)
Income tax expense	(1,743)	—	—	—	(1,743)

Net (loss) income	$(9,667)	$1,031	$(17)	$(1,014)	$(9,667)

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations for the Six Months Ended March 31, 2012

	Parent	Guarantor Companies	Non-Guarantor Companies	Eliminations	Consolidated
	(In thousands)
Contract revenue	$379,091	$7,546	$366	$—	$387,003
Direct contract expense	292,530	4,028	217	—	296,775

Gross profit	86,561	3,518	149	—	90,228

Operating expenses	70,679	1,507	197	—	72,383

Operating income	15,882	2,011	(48)	—	17,845
Other income (expense):
Interest income	41	—	—	—	41
Interest expense	(37,337)	—	—	—	(37,337)
Other	(129)	12	—	—	(117)
Gain on debt extinguishment	—	—	—	—	—
Equity in net income of subsidiaries	1,975	—	—	(1,975)	—

Total other expenses	(35,450)	12	—	(1,975)	(37,413)

(Loss) income before taxes	(19,568)	2,023	(48)	(1,975)	(19,568)
Income tax expense	(3,487)	—	—	—	(3,487)

Net (loss) income	$(23,055)	$2,023	$(48)	$(1,975)	$(23,055)

Other comprehensive income
Postretirement actuarial gains (losses)	—	—	—	—	—

Comprehensive (loss) income	$(23,055)	$2,023	$(48)	$(1,975)	$(23,055)

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations for the Six Months Ended March 31, 2011

	Parent	Guarantor Companies	Non-Guarantor Companies	Eliminations	Consolidated
	(In thousands)
Contract revenue	$393,916	$8,973	$430	$—	$403,319
Direct contract expense	305,096	5,126	294	—	310,516

Gross profit	88,820	3,847	136	—	92,803
Operating expenses	71,723	1,703	199	—	73,625

Operating income	17,097	2,144	(63)	—	19,178
Other income (expense):
Interest income	30	—	—	—	30
Interest expense	(36,822)	—	—	—	(36,822)
Other	(400)	242	—	—	(158)
Gain on debt extinguishment	460	—	—	—	460
Equity in net income of subsidiaries	2,323	—	—	(2,323)	—

Total other expenses	(34,409)	242	—	(2,323)	(36,490)

(Loss) income before taxes	(17,312)	2,386	(63)	(2,323)	(17,312)
Income tax expense	(3,487)	—	—	—	(3,487)

Net (loss) income	$(20,799)	$2,386	$(63)	$(2,323)	$(20,799)

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows for the Six Months Ended March 31, 2012

	Parent	Guarantor Companies	Non-Guarantor Companies	Consolidated
	(In thousands)
Net cash used in operating activities	$(7,768)	$(97)	$(1)	$(7,866)
Cash flows from investing activities:
Capital expenditures	(1,447)	(7)	—	(1,454)
Asset sale proceeds	—	—	—	—

Net cash used in investing activities	(1,447)	(7)	—	(1,454)
Cash flows from financing activities:
Payment of debt issue costs	—	—	—	—
Repurchase Senior Unsecured Notes	—	—	—	—
Revolver borrowings	13,000	—	—	13,000
Revolver payments	(13,000)	—	—	(13,000)
Loan to ESOP Trust	(477)	—	—	(477)
ESOP loan repayment	477	—	—	477
Redeemable common stock purchased from ESOP Trust	(2,740)	—	—	(2,740)
Redeemable common stock sold to ESOP Trust	—	—	—	—

Net cash used in financing activities	(2,740)	—	—	(2,740)
Net decrease in cash and cash equivalents	(11,955)	(104)	(1)	(12,060)
Cash and cash equivalents at beginning of period	20,845	(27)	—	20,818

Cash and cash equivalents at end of period	$8,890	$(131)	$(1)	$8,758

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows for the Six Months Ended March 31, 2011

	Parent	Guarantor Companies	Non-Guarantor Companies	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(3,513)	$6	$26	$(3,481)
Cash flows from investing activities:
Capital expenditures	(764)	—	(9)	(773)
Asset sale proceeds	11	—	—	11

Net cash used in investing activities	(753)	—	(9)	(762)
Cash flows from financing activities:
Payment of debt issue costs	(710)	—	—	(710)
Payment of Term B Loan	(1,510)	—	—	(1,510)
Loan to ESOP Trust	(776)	—	—	(776)
ESOP loan repayment	776	—	—	776
Redeemable common stock purchased from ESOP Trust	(3,209)	—	—	(3,209)
Redeemable common stock sold to ESOP Trust	3,624	—	—	3,624

Net cash used in financing activities	(1,805)	—	—	(1,805)
Net (decrease) increase in cash and cash equivalents	(6,071)	6	17	(6,048)
Cash and cash equivalents at beginning of period	26,771	(75)	(1)	26,695

Cash and cash equivalents at end of period	$20,700	$(69)	$16	$20,647

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

Factors that could cause actual results to differ materially from anticipated results include, but are not limited to:

•	Any future inability to maintain adequate internal control over financial reporting;

•	Limits on financial and operational flexibility given our substantial debt and debt covenants;

•	ERISA law changes related to the KSOP;

•	Tax law changes that could affect tax liabilities or Alion’s effective tax rate;

•	Changes in SEC rules, and other corporate governance requirements;

•	Failure of government customers to exercise contract options;

•	U.S. government project funding decisions;

•	U.S. government shutdowns;

•	Threats to network, computer and data security;

•	Government contract bid protest and termination risks;

•	Competitive factors such as pricing pressures and/or competition to hire and retain employees;

•	Results of current and/or future legal proceedings and government agency proceedings which may arise from operations and attendant risks of fines, liabilities, penalties, suspension and/or debarment;

•	Undertaking acquisitions that increase costs or liabilities or are disruptive;

•	Taking on additional debt to fund acquisitions;

•	Failing to adequately integrate acquired businesses;

•	Risks from private securities litigation, regulatory proceedings or government enforcement actions relating to prior covenant compliance disclosures;

•	Material changes in laws or regulations affecting our businesses; and

•	Other risk factors discussed in Alion’s annual report on Form 10-K for the year ended September 30, 2011 filed with the SEC on December 20, 2011 and any subsequent reports.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s view only as of May 11, 2012. We undertake no obligation to update any of the forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise. This discussion addresses only continuing operations.

Overview

Alion provides scientific, engineering and information technology expertise to research and develop technological solutions for problems relating to national defense, homeland security and energy and the environment. We principally serve U.S. government departments and agencies and, to a much lesser extent, commercial and international customers.

We expect most of our revenue will continue to be generated from contracts with the U.S. Department of Defense and other federal agencies. We believe we will continue to have some level of commercial, state, local and international revenue. The tables below show our year-to-date revenue by contract type and customer.

	For the Six Months Ended March 31,
Revenue by Contract Type	2012		2011
	(In thousands)
Cost-reimbursement	$320,554	82.8%	$330,661	82.0%
Fixed-price	26,049	6.7%	28,564	7.1%
Time-and-material	40,400	10.5%	44,094	10.9%

Total	$387,003	100.0%	$403,319	100.0%

	For the Six Months Ended March 31,
Revenue by Customer	2012		2011
	(In thousands)
U. S. Air Force	$92,781	24.0%	$117,351	29.1%
U. S Army	25,662	6.6%	40,983	10.2%
U. S Navy	188,861	48.8%	180,267	44.7%
Other Department of Defense customers	47,626	12.3%	31,421	7.8%
Federal Civilian Agencies and Departments	22,316	5.8%	22,678	5.6%
Commercial and International	9,757	2.5%	10,619	2.6%

Total	$387,003	100.0%	$403,319	100.0%

Uncertainty continues to be the order of the day in the federal marketplace, including the professional services government contracting environment. The President and the Secretary of Defense are committed to mandating cost control and achieving savings from both programs and routine Department of Defense operations. Programmatic and budgetary cuts are expected to affect both government spending and defense industry revenues. Many companies have already begun to see revenue declines. Even areas that we formerly believed would survive budgetary pressures and offer a strong demand for our services are showing signs of weakness. While the military is still focused on extending the service life and capabilities of existing systems, Secretary of Defense Panetta has already announced that he expects to achieve cost savings from these activities as well.

Last summer’s budget control act agreement and the subsequent failure of the Congressional Super Committee to reach an agreement, has resulted in the pending sequestration of appropriations beginning next year. The Department of Defense, the largest customer for Alion’s services, has already implemented actions to cut certain programs, and delay or reduce funding for other programs. Alion, like other companies in our industry, has responded to these challenges by reducing costs, reducing headcount for indirect and administrative staff, seeking to reduce office space and in general working to position the Company to serve its customers more effectively and at lower cost. While we continue to believe demand will continue for our higher end technical expertise, declines in quarter over quarter and year over year revenues demonstrate we have not been immune to market pressures. We continue to face challenges in penetrating international markets. We think the Department of Defense’s focus on controlling and reducing costs will help us sell the government the services and technical solutions we offer to improve operating efficiency and effectiveness as we continue to meet the challenges of a changing professional services market place.

The table below sets out our revenue by core business area for the first half of this year and last year.

	For the Six Months Ended
	March 31,
Core Business Area	2012		2011
	(In thousands)
Naval Architecture and Marine Engineering	$175,103	45.2%	$163,158	40.5%
Defense Operations	92,478	23.9%	105,050	26.0%
Modeling and Simulation	44,849	11.6%	80,431	19.9%
Technology Design and Other Services	74,573	19.3%	54,680	13.6%

Total	$387,003	100.0%	$403,319	100.0%

Backlog. Contract backlog represents an estimate, as of a specific date, of the future revenue Alion expects from existing contracts. At March 31, 2012, backlog on existing contracts and executed delivery orders totaled $2.3 billion, of which $369 million was funded. We estimate we have an additional $3.5 billion of unfunded contract ceiling value for an aggregate total backlog of $5.8 billion.

Results of Operations

Quarter Ended March 31, 2012 Compared to Quarter Ended March 31, 2011

	Quarter Ended March 31,
	2012		2011
	(Dollars in thousands)
		% of revenue		% of revenue
Selected Financial Information
Total contract revenue	$197,112		$202,551
Total direct contract costs	150,431	76.3%	155,002	76.5%
Direct labor costs	66,148	33.6%	67,520	33.3%
Materials, subcontracts and other costs	84,283	42.8%	87,482	43.2%
Gross profit	46,681	23.7%	47,549	23.5%
Total operating expense	36,517	18.5%	36,968	18.3%
Major components of operating expense:
Overhead and general and administrative expenses	25,736	13.1%	26,355	13.0%
Rental and occupancy expense	7,905	4.0%	7,799	3.9%
Depreciation and amortization	2,876	1.5%	2,814	1.4%
Income from operations	$10,164	5.2%	$10,581	5.2%

Revenue. Second quarter revenue was down $5.4 million this year compared to last year. Revenue from U.S government customers was down $4.0 million; commercial revenue was off $1.4 million. Air Force contract revenue was down $10.6 million from programmatic changes and budget cuts. Army revenue was down $7.8 million for similar reasons and also because we completed several large, one-off programs last year. Our Navy revenue was up more than $4.9 million compared to last year because of new and follow-on business we won earlier this year. Revenue from other Department of Defense agencies increased by $9.4 million from work we performed on several of our prime contracts.

Naval Architecture and Marine Engineering revenue was up $3.9 million and revenue from Technology and Other Services was up $12.3 million. However, these increases were offset by a $16.0 million fall off in Modeling and Simulation revenue and a $5.6 million decline in Defense Operations revenue.

While our prime contract revenue increased $2.5 million over last year, our work as a subcontractor was down $7.9 million. Revenue from tasking on ID/IQ contracts dropped sharply this quarter, down by $17.6 million. Revenue on three of our Navy multiple award contracts was down $21.9 million in the aggregate; our Modeling and Simulation Information Analysis Center contract was off $12.0 million; and other ID/IQ contracts were down $3.8 million compared to last year. However, activity on our Weapons System Information Analysis Center contract was up $12.7 million and revenue from one of our Seaport-E vehicles was up by $7.4 million.

Cost reimbursement contract revenue was down more than $700 thousand, but it accounted for almost 83% of total revenue this quarter. Fixed prices revenue was down $2.4 million to less than 7% of total revenue. Time-and-material work was down $2.3 million to slightly more than 10% of total revenue. Contract margins on recoverable costs, including rate variance, were moderately better than first quarter performance this year and second quarter performance last year.

Direct Contract Expense and Gross Profit. Second quarter direct contract costs declined $4.6 million compared last year. Our direct labor costs declined $1.4 million; other direct costs, including purchased materials, services and other costs were down $3.2 million. Declines were consistent with lower revenue levels from lower headcount and program and funding delays. Lower costs offset lower revenue, as our gross profit margins improved 20 basis points to 23.7% as we improved our efficiencies. This year’s second quarter gross profit of $46.7 million was more than $800 thousand less than last year’s $47.5 million second quarter performance.

Operating Expenses. Second quarter operating expenses did not change materially compared to last year although we did recognize some operating expense benefits from previously announced reorganizations, staffing changes and other cost reductions. As expected, second quarter charges for amortizing purchased contracts reduced this quarter’s operating expense compared to last year but declines in contract amortization charges were partly offset by increased amortization expenses for intangible assets we deployed late last year and early this year.

Income from Operations. Second quarter operating profit was just over $10 million and 5.2% of revenue. Last year’s operating income was $10.6 million and 5.2% of revenue.

Other Expense. Second quarter 2012 interest expense increased only modestly compared to last year. Interest payable in cash for our senior debt increased because PIK notes increased interest-bearing Secured Note principal. Secured Note debt issue cost amortization was higher due to tracks our higher outstanding principal balance. Unsecured Note cash interest declined as we retired part of this debt last year. We used our revolving credit facility briefly this quarter. We also paid higher letter of credit fees as we replaced cash deposits with landlords with standby letters of credit.

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Cash Pay Interest
Revolver	$203	$123
Secured Notes	8,002	7,845
Unsecured Notes	6,278	6,355
Other cash pay interest and fees	26	28

Sub-total cash pay interest	14,509	14,351
Deferred and Non-cash Interest
Secured Notes PIK interest	1,601	1,570
Debt issue costs and other non-cash items	2,586	2,497

Sub-total non-cash interest	4,187	4,067

Total interest expense	$18,696	$18,418

Income Tax Expense. Alion recognized $1.7 million in second quarter income tax expense this year and last year. Our income tax expense relates to tax-deductible goodwill. This quarter deferred tax assets increased by $5.4 million and were offset by corresponding changes in valuation allowances. Continuing losses make it unlikely Alion will reasonably be able to realize the full value of deferred tax assets.

Net Loss. This quarter, although we cut operating expenses we could only partially offset reduced gross profit from lower overall revenue. Higher interest expense on our long-term debt increased our net loss. This led our second quarter net loss to increase by almost $600 thousand compared to last year.

Six Months Ended March 31, 2012 Compared to Six Months Ended March 31, 2011

	Six Months Ended March 31,
	2012		2011
	(Dollars in thousands)
		% of revenue		% of revenue
Selected Financial Information
Total contract revenue	$387,003		$403,319
Total direct contract costs	296,775	76.7%	310,516	77.0%
Direct labor costs	127,422	32.9%	130,119	32.3%
Materials, subcontracts and other costs	169,353	43.8%	180,397	44.7%
Gross profit	90,228	23.3%	92,803	23.0%
Total operating expense	72,383	18.7%	73,625	18.3%
Major components of operating expense:
Overhead and general and administrative expenses	50,939	13.2%	52,292	13.0%
Rental and occupancy expense	15,714	4.1%	15,529	3.9%
Depreciation and amortization	5,730	1.5%	5,804	1.4%
Income from operations	$17,845	4.6%	$19,178	4.8%

Revenue. Year to date revenue was down $16.3 million in 2012 compared to last year. Revenue from U.S government customers was down $15.5 million; commercial revenue was off approximately $800 thousand. Air Force contract revenue was down $24.6 million because of programmatic changes and budget cuts. Army revenue was down $15.3 million for similar reasons and because last year we completed several large, one-off programs. Our Navy revenue was up $8.6 million compared to last year because of new and follow-on business we won earlier this year. Revenue from other Department of Defense agencies increased by $16.2 million for work we performed on several of our prime contracts.

Naval Architecture and Marine Engineering revenue was up $11.9 million and revenue for Technology and Other Services was up $19.9 million. However, these increases were offset by a $35.6 million fall off in Modeling and Simulation revenue and a $12.6 million decline in Defense Operations revenue.

Our prime contract revenue decreased $5.2 million over last year. Our work as a subcontractor was down $11.1 million. Revenue from tasking on ID/IQ contracts dropped year over year, down by $31.5 million. Some work migrated to several large single award contracts. Revenue on three of our Navy multiple award contracts was down $32.6 million in the aggregate; our Modeling and Simulation Information Analysis Center contract was off $26.8 million; other ID/IQ contracts were down $6.6 million compared to last year. However, activity on our Weapons System Information Analysis Center contract was up $22.7 million and revenue from one of our Seaport-E vehicles increased by $11.8 million.

Cost reimbursement contract revenue was down more $10.1 million but increased to almost 83% of total revenue this year. Fixed prices revenue was down $2.5 million to less than 7% of total revenue. Time-and-material work was down $3.7 million to slightly more than 10% of total revenue. In 2012, contract margins on recoverable costs, including rate variance, were moderately better than year-to-date performance in 2011 leading to a modest increase in gross margin as a percentage of revenue.

Direct Contract Expense and Gross Profit. In 2012, year-to-date direct contract costs declined $13.7 million compared last year. Our direct labor costs declined $2.7 million; other direct costs, including purchased materials, services and other costs were down $11.0 million. Declines were consistent with lower revenue levels from lower headcount and program and funding delays. In 2012, lower costs offset lower revenue driving gross profit margins up approximately 30 basis points. Year-to-date gross profit of $90.2 million was $2.6 million less than last year’s $92.8 million due to the lower revenue volume.

Operating Expenses. Year-to-date operating expenses were down slightly more than $1.2 million compared to last year as we recognized some operating expense benefits from previously announced reorganizations, decrease in indirect and administrative staffing and other cost reductions. As expected, year-to-date charges for amortizing purchased contracts reduced operating expense compared to last year but declines in contract amortization charges were partly offset by increased amortization expenses for intangible assets we deployed late last year and early this year.

Income from Operations. Year-to-date operating income this year declined to $17.8 million compared to $19.2 million last year. While operating expenses were down overall this year, they were a higher percentage (18.7%) of this year’s lower revenues compared to last year (18.3%). Cost reductions could not offset this year’s lower gross margin. In 2012, operating margin was 4.6% of revenues compared to last year’s 4.8% of revenues.

Other Expense. Year-to-date interest expense was over $500 thousand greater than it was last year. Interest payable in cash for our senior debt was higher because PIK notes increased interest-bearing Secured Note principal. Unsecured Note cash interest declined as we retired part of this debt last year. Secured Note PIK interest and debt issue cost amortization were higher due to the higher outstanding principal. We used our revolving credit facility briefly in the second quarter. We also paid higher letter of credit fees as we used standby letters of credit to replace cash deposits with landlords.

	Six Months Ended March 31,
	2012	2011
	(In thousands)
Cash Pay Interest
Revolver	$365	$235
Secured Notes	15,978	15,663
Unsecured Notes	12,556	12,732
Other cash pay interest and fees	40	41

Sub-total cash pay interest	28,939	28,671
Deferred and Non-cash Interest
Secured Notes PIK interest	3,194	3,134
Debt issue costs and other non-cash items	5,204	5,017

Sub-total non-cash interest	8,398	8,151

Total interest expense	$37,337	$36,822

Debt Extinguishment. In a November 2010 open market transaction, Alion purchased $2.0 million of Senior Unsecured Notes at a discount and recognized a $460 thousand gain. There was no comparable transaction this fiscal year.

Income Tax Expense. Alion recognized $3.5 million in year-to-date income tax expense through March 31, both this year and last year. Income tax expense relates to tax-deductible goodwill. During the first half of the year, deferred tax assets increased by $11.3 million and were offset by corresponding increases in valuation allowances. Continuing losses make it unlikely Alion will reasonably be able to realize the full value of deferred tax assets.

Net Loss. Although we cut operating expenses by more than $1 million this year, we were only able to partially offset $2.6 million in reduced gross profit from lower overall revenue. Higher interest expense on our long-term debt and the absence of any debt extinguishment gain this year, led our 2012 year to date net loss to increase by $2.4 million compared to last year.

Liquidity and Capital Resources

Alion requires liquidity to timely pay its vendors and debt obligations, to fund operations while awaiting payment from customers and to invest in capital projects. Accounts receivable require cash when balances increase or when customers delay contract funding actions. The Company funds its current business with cash from operating activities and cash from financing activities. Management plans to fund future operations in a similar fashion. Alion also has access to a $35 million revolving credit facility. While Management does not currently estimate the Company will need to use its revolving credit facility to any significant extent, except for letters of credit, Management does forecast that Alion will need to use the revolving credit facility to moderate the effects of interruptions to the collections cycle from contract funding delays.

Cash Flows

Alion used approximately $7.9 million to fund operations this year. We used $6.7 million this quarter and $1.2 million in the first quarter. In 2011, we used $3.5 million to fund operations for the entire first six months of the year. Last year, we generated $4.8 million in operating cash flow during our second quarter. This year’s net loss is $2.3 million greater than last year’s net loss. Net non-cash charges were $700 thousand higher than last year primarily because last year’s results included a significant non-cash debt extinguishment gain. Non-cash paid-in-kind interest and debt issue cost charges were stable year over year. Alion’s income tax expense is a non-cash charge related to tax deductible goodwill. Management does not believe Alion will have any material cash outflows for income taxes for at least several years, and then, only if the Company were to generate net income.

The Company faces significant ongoing cash requirements to fund quarterly interest payments on its senior debt. Growth in accounts receivable, particularly unbilled receivables, continues to tie up cash. As part of management’s ongoing cash flow improvement initiatives, Alion was able to liquidate cash that had previously been tied up for lease-related security deposits. The Company replaced $3.0 million in security deposits with standby letters of credit under the revolving credit facility. This change, coupled with increased receivable collections late in the quarter, enabled us to reduce vendor payables.

Political uncertainties in the budget process and administration demands to reduce Department of Defense spending, adversely affected the contract funding process and Alion’s revenue and cash flows. Many government customers are facing increased workloads and budgetary restrictions that are delaying the process of executing contract modifications. Management is actively engaged in efforts to moderate funding delays so Alion can increase billings to customers for unfunded customer-requested work.

Despite these contract funding challenges, Alion only accessed its revolving credit facility briefly this quarter, and for a limited amount. Delayed collections in the middle of the quarter led the Company to use its revolving credit facility for almost two weeks. The maximum balance drawn was $10 million. The weighted average amount outstanding was $536 thousand. All balances were repaid and no amount was drawn as of March 31, 2012.

Alion collected $199.8 million in receivables this quarter and $387.1 million for the six months through March 31, 2012. Second quarter collections this year, were only $1.6 million less than last year’s second quarter collections. However, our year-to-date collections were off by $22.5 million compared to 2011. This year’s collections are down largely because our sales are down year over year and our unbilled receivables continue at elevated levels, trends which have continued since early last year. Despite these trends, this year’s second quarter collections outpaced revenue by $2.7 million largely because we collected prior year indirect rate variance invoices more quickly than expected.

Days’ sales outstanding (DSO) increased slightly from 86.1 days last quarter to 86.7 days this quarter. DSO is based on trailing twelve month revenue. Management expects DSO levels will improve as the Company begins to realize the benefits of efforts to speed the pace of funding actions, increase amounts billed to customers and reduce unbilled receivables overall. Management is devoting significant time and effort to improve cash flow, but progress so far has been hampered by government delays in issuing contract funding documents.

Year-to-date capital expenditures are higher than they were last year as Alion invested in new software and information technology. This year, certain ESOP transactions occurred on a different timeline than last year. We received cash for mid-year stock sales to the ESOP Trust in April instead of late March. Last year, as is typically the case, the Company received stock sale proceeds in March. Last year, the Company also received cash from the ESOP Trust in October for the preceding September’s stock sale.

This year Alion spent $2.7 million to repurchase stock from ESOP participants. This was $500 thousand less than last year’s $3.2 million in repurchases through March. Lower repurchase outflows were largely the result of a decline in the share price of Alion common stock. Last year Alion spent $710 thousand to increase revolving credit facility capacity by $10 million. We had no comparable expense this year.

We have a long-term revolving credit facility through August 2014. Management expects that Alion will be able to meet the existing debt covenants even though clearance levels may narrow as covenant thresholds increase. Delays in contract funding adversely affect our ability to increase our revenue on the timeline that Management seeks to achieve. However, Management believes the Company can attain the EBITDA levels required in the revolving credit facility despite slower than anticipated contract funding activity.

Meeting our EBITDA covenants will allow Alion to maintain access to its revolving credit facility. We expect to be able to maintain access even though we do not currently forecast needing to borrow significant amounts for extended periods. Management believes the Company may need to use the revolving credit facility for short periods of time based on collections cycles subject to government delays.

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

Cash flow effects and risks associated with equity-related obligations

Changes in the price of a share of Alion common stock used to affect warrant-related interest expense. Our outstanding Secured Note warrants have a one penny exercise price and are in the money. They do not have a cash liquidation option and therefore Alion will only recognize interest expense for the debt issue cost associated with the initial fair value of these warrants. We no longer have significant stock-based compensation liabilities as outstanding SARs have little, if any, intrinsic value. Management is unable to forecast the share price the ESOP Trustee will determine in future valuations.

Although current financial information includes the effects of the most recent ESOP Trust transactions, future expenses for stock-based compensation are likely to differ from estimates as the price of a share of Alion common stock changes. Our next regularly scheduled valuation period ends in September 2012. Interest rates, market-based factors and volatility, as well as Alion’s financial results will affect the future value of a share of our common stock.

Certain stock-based compensation grantees can choose to defer their payments by having us deposit funds in a rabbi trust we own. Any such deferrals will not materially affect our planned payments or our overall anticipated cash outflows.

After each semi-annual valuation period, the Plan permits former employees and beneficiaries to request distribution of their vested ESOP account balances. In the coming quarter, we expect we will pay out an as-yet-undetermined amount for distribution requests. Consistent with the terms of the Plan and the IRC, we intend to pay distribution requests in five annual installments and to defer initial payments as permitted. The Plan allows Alion to defer initial installment distributions for five years for former employees who are not disabled, deceased or retired.

Discussion of Debt Structure

Alion’s current debt structure includes a $35 million revolving credit facility with $3.7 million in outstanding letters of credit and no balance actually draw at March 31, 2012; $320.1 million in Secured Notes which include $310 million in original notes at face value plus $10.1 million in PIK interest notes issued; and $245 million of Unsecured Notes. See Note 10 – Long term debt in the accompanying unaudited financial statements elsewhere in this report for a detailed discussion of Alion’s current debt structure.

Senior Secured Note Indenture and Senior Unsecured Note Indenture

See Note 10 – Long-term debt in the accompanying unaudited financial statements elsewhere in this report for a detailed listing of the terms and limitations of our existing long-term debt agreements including our Revolving Credit Agreement, the Secured Note Indenture and the Unsecured Note Indenture. There are no financial covenants in either the Senior Secured Note Indenture or the Senior Unsecured Note Indenture. Certain provisions in the Senior Secured Note Indenture and the Senior Unsecured Note Indenture limit our ability to incur additional debt or pay dividends if our ratio of trailing twelve month Adjusted EBITDA to trailing twelve-month Consolidated Interest Expense is not greater that 2.0 to 1.0. Set out below are our actual ratios as of March 31, 2012 and September 30, 2011.

	March 31, 2012	September 30, 2011
TTM Adjusted EBIDTA	$65.6 million	$63.2 million
TTM Consolidated Interest Expense	$74.4 million	$73.9 million
Ratio	0.88 to 1.0	0.86 to 1.0

Revolving Credit Agreement – Covenant Compliance

Alion’s Revolving Credit Agreement defines Consolidated EBITDA and requires the Company to achieve certain levels in order to maintain access to its credit facility and avoid potential cross default on the Senior Secured and Unsecured Notes. Neither EBITDA nor Consolidated EBITDA is a measure of financial performance in accordance with generally accepted accounting principles.

The Revolving Credit Agreement permits Alion to exclude certain expenses and requires it to exclude certain one-time gains when computing Consolidated EBITDA. The revolving credit agreement requires Alion to have a minimum $60.5 million in Consolidated EBITDA for the twelve months ended March 31, 2012. We had approximately $65.6 million in Consolidated EBITDA for the twelve months ended March 31, 2012 and exceeded the requirement by approximately $5.1 million.

During the rest of this year and for the next three fiscal years the Company expects that at a minimum, it will have to make the estimated interest and principal payments set forth below. Our forecast interest expense for the balance of the current year is based on accessing our revolving credit facility for limited periods of time on an intermittent basis. We estimate the maximum drawn balance will not exceed $10 million on any given day and that our weighted average loan balance will be less than $3.5 million. We do not forecast needing to access the revolving credit facility to any measurable extent beyond the end of the current fiscal year.

	(In thousands)
Fiscal Year:	2012	2013	2014	2015
Bank revolving credit facility (1)
—Interest	$453	$621	$555	$—
Secured Notes (2)
—Interest	16,005	32,491	33,144	16,821
—Principal and PIK Interest	—	—	—	339,788
Unsecured Notes (3)
—Interest	12,556	25,113	25,113	12,556
—Principal	—	—	—	245,000

Total cash—pay interest	29,014	58,225	58,812	29,377
Total cash—pay principal and PIK Interest	—	—	—	584,788

Total	$29,014	$58,225	$58,812	$614,165

(1)	We expect we will occasionally use our $35.0 million revolving credit facility to meet working capital needs through 2014. After the current fiscal year, management expects the average utilized revolver balance will be immaterial and that interest expense will consist of commitment fees for unused balances. The current facility expires August 22, 2014.
(2)	The Secured Notes bear interest at 10% in cash and 2% in PIK. Outstanding principal will increase over time for the 2% compounding PIK interest added to the initial $310 million in principal. The Secured Notes, including $29.8 million in PIK interest, mature November 1, 2014.
(3)	The Senior Unsecured Notes bear interest at 10.25% and mature February 1, 2015.

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

As of March 31, 2012, Alion had spent a cumulative total of $89.4 million to repurchase shares of its common stock to satisfy ESOP distribution and diversification requests from former employees and Plan beneficiaries. Four years ago, the Company started paying ESOP beneficiaries over the five-year distribution period permitted by ERISA and the terms of the Plan. We intend to continue this practice for the foreseeable future to mitigate some of the cash flow effects of annual employee diversification requests that we expect will continue for the foreseeable future. Our debt agreements limit our ability to fund certain discretionary ESOP diversification demands on our cash flow. The table below lists current and prior year share re-purchases.

Date	Number of Shares Repurchased	Share Price	Total Value Purchased
			(In thousands)
December 2010	119,945	$26.65	$3,196
February 2011	322	$26.65	8
March 2011	136	$26.65	4
April 2011	166	$27.15	5
May 2011	3,677	$27.15	100
June 2011	87,319	$27.15	2,371
July 2011	2,300	$27.15	62
August 2011	292	$27.15	8
September 2011	289	$27.15	8
November 2011	1,481	$20.95	32
December 2011	106,505	$20.95	2,231
January 2012	22,782	$20.95	477

Total	345,213		$8,502

Management believes Alion can generate operating cash flow that coupled with cash available under Alion’s current revolving credit facility, will afford the Company sufficient liquidity to meet currently anticipated working capital needs and support existing business plans. Management believes that over the remaining life of the credit facility Alion will likely be able to borrow funds as and when necessary as it recently did this past quarter. Management believes Alion will likely be able to meet its financial covenants and maintain access to its revolver,

Even though our sales declined this year, we are still committed to our plans to achieve organic growth, improve both contract and operating margins, and streamline our business processes. Operating cash flows have been disappointing for the first half of this year. Over the next several quarters we expect actions we have already taken and others we are undertaking will allow us to improve our operating cash flow. We expect to do this by carefully achieving more efficient, less costly business processes, continuing to reduce indirect costs and further streamlining our organizational structure.

We expect that as a result of our efforts, Alion should end the current year with positive annual operating cash flow. However, we need to generate significantly more revenue than we currently do and we need to earn net income to be able to meet our obligations. If we cannot do this, we will be unable to repay principal and interest on the Senior Secured Notes and Senior Unsecured Notes, and may be unable to meet ESOP repurchase and diversification obligations.

The Secured Note Indenture, the Unsecured Note Indenture and the Revolving Credit Facility allow Alion to make certain permitted acquisitions. If the Company were to have the available resources and were to identify a suitable candidate, it might use available financing to make a permitted acquisition. We will need to refinance some if not all our senior debt prior to maturity in November 2014 and February 2015 when we will have to payout more than $600 million over a three-month period. We are uncertain if we will be able to refinance these obligations or if refinancing terms will be favorable.

If we cannot refinance our senior debt, we will not have sufficient cash from operations to satisfy all our obligations. If plans or assumptions change, if assumptions prove inaccurate, if we make additional or larger investments than we currently plan, if we invest in or acquire other companies to a greater extent than we currently plan, if we experience unexpected costs or competitive pressures, or if existing cash and projected cash flow from operations prove insufficient, we may need to obtain additional financing sooner than we currently expect. We intend only to enter into new financing or refinancing we believe to be advantageous. However, given the uncertain state of the credit markets, the extent of our existing debt and its low credit rating, we cannot be certain sources of financing will be available in the future, or, if available, that financing terms would be favorable.

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

ASU 2010-28 is effective for fiscal years beginning on or after December 15, 2010, and can only be applied prospectively. Any goodwill impairment recognized on adopting ASU 2010-28 is to be recorded as a cumulative effect adjustment to retained earnings in the period of adoption. Any goodwill impairments occurring subsequent to adoption are to be recognized in current earnings as required by ASC 350. The Company adopted ASU 2010-28 in the first quarter this year with no effect on Alion’s consolidated financial position or operating results.

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

ASU 2011-08 removes the requirement that an entity calculate the fair value of a reporting unit unless the entity determines it is more likely than not that the reporting unit’s fair value is less than its carrying value. Where an entity is required to test goodwill for impairment, ASU 2011-08 does not change existing guidance on how to test goodwill for impairment. The update improves the examples an entity should consider in determining whether to measure an impairment loss for a reporting unit with negative carrying value. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company adopted ASU 2011-08 in the first quarter this year with no effect on Alion’s consolidated financial position or operating results.

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

ASU 2011-05 is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2011. ASU 2011-05 is to be applied retrospectively; early adoption is permitted. The Company adopted ASU 2011-05 in the first quarter this year with no effect on Alion’s consolidated financial position or operating results.

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

We currently do not forecast drawing a material balance on our revolving credit facility for an extended period of time. Because we forecast only modest interest expense, we do not expect any rate increase to materially affect Alion’s operating results or cash flows for any period from now through August 2014 when our revolving credit facility matures.

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

Risk associated with value of Alion common stock

Changes in the fair market value of Alion’s common stock affect our estimated KSOP share repurchase obligation, and to a lesser extent, our stock appreciation rights obligation. The number of employees who seek to redeem shares of Alion common stock following termination of employment and the number of shares they seek to redeem affect the timing and amount of our repurchase obligations. The number of employees who exercise stock appreciation rights during any particular time period can affect the timing and amount of our stock appreciation right obligations. Based on our current share price, outstanding stock appreciation rights have little, if any, intrinsic value.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Acting Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it is required to file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosures. Based on such evaluation, the Company’s Chief Executive Officer and Acting Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective and timely.

Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

As of March 31, 2012, the risk factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011 have not materially changed, except that the following risks, formerly considered to be remotely possible, have materialized.

Security breaches in sensitive U.S. Government systems could result in the loss of clients and negative publicity.

Many of the systems we develop, install and maintain involve managing and protecting information involved in intelligence, national security and other sensitive or classified U.S. Government functions. A security breach in one of these systems could cause serious harm to our business, damage our reputation and prevent us from being eligible for further work on sensitive or classified systems for U.S. Government clients. We could incur losses from such a security breach that could exceed the policy limits under our errors and omissions and product liability insurance. Damage to our reputation or limitations on our eligibility for additional work resulting from a security breach in one of the systems we develop, install and maintain could materially reduce our revenue.

Our business could be negatively impacted by security threats, including cybersecurity threats, and other disruptions.

As a defense contractor, we face various security threats, including cybersecurity threats to gain unauthorized access to sensitive, protected, and even classified information; threats to the safety of our employees; threats to the security of our facilities and infrastructure; and threats from terrorist acts. Cybersecurity attacks in particular are evolving and include, but are not limited to, malicious software; attempts to gain unauthorized access to data; and other electronic security breaches that could lead to disruptions in mission critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. Although we utilize various procedures and controls to monitor and mitigate our exposure to these threats, such threats could negatively impact our business, financial condition, operating results, cash flows and our ability to meet our financial obligations.

Recently an unauthorized party was able to gain access to our computer network. An independent third-party data security expert firm was retained to assess the nature and extent of unauthorized access, and to recommend remedial actions. The investigation by the data security expert is ongoing. We have also asked the outside data security expert to recommend additional steps we may take to further enhance our ability to detect, monitor and defend against cybersecurity incidents. We have notified certain government authorities and outside parties as appropriate based on the third party expert’s ongoing assessment of the incident, and, as the circumstances warrant, we will continue to notify additional outside parties as appropriate. We have also notified our insurer about this cyber security incident.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 31, 2012, Alion employees directed approximately $1.3 million in salary deferrals and rollovers to the ESOP Trust to purchase beneficial interests in Alion common stock at $18.00 per share. The Company did not use an underwriter and did not pay underwriter discounts or commissions. The shares of common stock were sold pursuant to an exemption under Section 4(2) of the Securities Act of 1933. Alion offered and sold beneficial interests in the KSOP to eligible employees pursuant to Rule 701 under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

10.35	Change in Control Severance Agreement between Alion Science and Technology Corporation and Mr. Thomas McCabe. (*)(a)

31.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation pursuant to Rule 15d - 14(a) promulgated under the Securities Exchange Act of 1934, as amended.(a)

31.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation pursuant to 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. (a)

32.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (a)

32.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(a)

101+	The following materials from Alion Science and Technology Corporation’s Annual Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2012 and September 30, 2011(unaudited); (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the quarters and six months ended March 31, 2012 and 2011(unaudited); (iii) Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2012 and 2011 (unaudited); and (iv) Notes to Condensed Consolidated Financial Statements (unaudited) tagged as blocks of text.

(*)	Management contract and/or compensatory plan arrangement.
(a)	Filed with this Form 10-Q for the quarter ended March 31, 2012.
+	As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALION SCIENCE AND TECHNOLOGY CORPORATION

Date: May 11, 2012
	By:	/s/ Barry M. Broadus
	Name:	Barry M. Broadus
	Title:	(Acting) Chief Financial Officer and Duly Authorized Officer