Form 10-Q
period 2012-06-30
ALION SCIENCE & TECHNOLOGY CORP
filed 2012-08-13
CIK 1166568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

COMMISSION FILE NUMBER 333–89756

Alion Science and Technology Corporation

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	54–2061691
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

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

August 13, 2012 was: Common Stock 6,261,366

ALION SCIENCE AND TECHNOLOGY CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ALION SCIENCE AND TECHNOLOGY CORPORATION

Condensed Consolidated Balance Sheets (unaudited)

As of June 30, 2012 and September 30, 2011

	June 30, 2012	September 30, 2011
	(In thousands, except share and per share information)
Current assets:
Cash and cash equivalents	$7,766	$20,818
Accounts receivable, net	195,834	180,364
Prepaid expenses and other current assets	7,666	6,086

Total current assets	211,266	207,268
Property, plant and equipment, net	11,592	10,367
Intangible assets, net	6,732	11,734
Goodwill	398,921	398,921
Other assets	11,724	16,198

Total assets	$640,235	$644,488

Current liabilities:
Interest payable	$15,854	$17,392
Trade accounts payable	59,721	52,355
Accrued liabilities	49,498	48,435
Accrued payroll and related liabilities	38,999	39,738
Billings in excess of revenue earned	2,448	2,752

Total current liabilities	166,520	160,672
Senior secured notes	302,608	291,003
Senior unsecured notes	242,708	242,064
Accrued compensation and benefits, excluding current portion	5,739	5,729
Non-current portion of lease obligations	12,491	10,762
Deferred income taxes	49,412	44,181
Commitments and contingencies	—	—
Other liabilities	—	980
Redeemable common stock, $0.01 par value, 8,000,000 shares authorized, 6,261,366 and 5,658,234 shares issued and outstanding at June 30, 2012 and September 30, 2011	112,705	126,560
Common stock warrants	20,785	20,785
Accumulated other comprehensive loss	(123)	(123)
Accumulated deficit	(272,610)	(258,125)

Total liabilities, redeemable common stock and accumulated deficit	$640,235	$644,488

See accompanying notes to condensed consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except share and per share information)
Contract revenue	$211,514	$192,797	$598,517	$596,116
Direct contract expense	165,042	145,744	461,817	456,260

Gross profit	46,472	47,053	136,700	139,856

Operating expenses	34,883	38,619	107,266	112,244

Operating income	11,589	8,434	29,434	27,612
Other income (expense):
Interest income	15	9	56	39
Interest expense	(18,793)	(18,557)	(56,130)	(55,379)
Other	67	(97)	(50)	(255)
Gain on debt extinguishment	—	479	—	939

Total other expense	(18,711)	(18,166)	(56,124)	(54,656)
Loss before taxes	(7,122)	(9,732)	(26,690)	(27,044)
Income tax expense	(1,744)	(1,744)	(5,231)	(5,231)

Net loss	$(8,866)	$(11,476)	$(31,921)	$(32,275)

Basic and diluted loss per share	(1.39)	(1.98)	(5.23)	(5.70)

Basic and weighted average common shares outstanding	6,373,626	5,787,153	6,108,874	5,661,562

Net loss	$(8,866)	$(11,476)	$(31,921)	$(32,275)
Other comprehensive income
Postretirement actuarial gains (losses)	—	—	—	—

Comprehensive loss	$(8,866)	$(11,476)	$(31,921)	$(32,275)

ALION SCIENCE AND TECHNOLOGY CORPORATION

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended June 30,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net loss	$(31,921)	$(32,275)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,620	8,611
Bad debt expense	302	—
Paid in kind interest	4,806	4,714
Amortization of debt issuance costs	7,808	7,575
Incentive and stock-based compensation	628	2,220
Gain on debt extinguishment	—	(939)
Deferred income taxes	5,231	5,231
Other gains and losses	(95)	24
Changes in assets and liabilities:
Accounts receivable	(15,772)	90
Other assets	1,954	(3,824)
Trade accounts payable	7,367	(10,779)
Accrued liabilities	6,515	2,907
Interest payable	(1,538)	(1,469)
Other liabilities	(1,084)	1,136

Net cash used in operating activities	(7,179)	(16,778)
Cash flows from investing activities:
Capital expenditures	(2,339)	(1,636)
Asset sale proceeds	—	11

Net cash used in investing activities	(2,339)	(1,625)
Cash flows from financing activities:
Payment of debt issue costs	—	(710)
Repurchase Senior Unsecured Notes	—	(3,993)
Revolver borrowings	26,000	7,000
Revolver repayments	(26,000)	(7,000)
Loan to ESOP Trust	(477)	(776)
ESOP loan repayment	477	776
Redeemable common stock purchased from ESOP Trust	(4,836)	(5,684)
Redeemable common stock sold to ESOP Trust	1,302	3,624

Net cash used in financing activities	(3,534)	(6,763)
Net decrease in cash and cash equivalents	(13,052)	(25,166)
Cash and cash equivalents at beginning of period	20,818	26,695

Cash and cash equivalents at end of period	$7,766	$1,529

Supplemental disclosure of cash flow information:
Cash paid for interest	$44,999	$44,573
Cash paid for taxes	—	—
Non-cash financing activities:
Common stock issued to ESOP Trust in satisfaction of employer contribution liability	$7,114	$5,150
Paid-in-kind notes issued	6,373	6,247

See accompanying notes to condensed consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Description and Formation of the Business

Alion Science and Technology Corporation and its subsidiaries (collectively, the Company or Alion) provide scientific, engineering and information technology expertise to research and develop technological solutions for problems relating to national defense, homeland security, energy and the environment. Alion provides services to federal government departments and agencies and, to a lesser extent, to commercial and international customers.

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

In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments and reclassifications that are necessary for fair presentation of the periods presented. The results for the nine months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K for the year ended September 30, 2011.

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

Intangible Assets

Alion amortizes intangible assets as it consumes economic benefits over estimated useful lives. As of June 30, 2012, the Company had approximately $6.7 million in net intangible assets, primarily contracts purchased through the JJMA and Anteon contract acquisitions. Alion’s intangible assets have the following estimated useful lives:

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Alion records changes in the reported value of its outstanding common stock through an offsetting charge or credit to accumulated deficit. The Company recognizes changes in the fair value of its redeemable common stock on March 31 and September 30 each year. The accumulated deficit at June 30, 2012 included an $851 thousand benefit for cumulative changes in the Company’s share redemption liability. Outstanding redeemable common stock had an aggregate fair value of approximately $112.7 million as of June 30, 2012.

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

ASU 2011-08 removes the requirement that an entity calculate the fair value of a reporting unit unless the entity determines it is more likely than not that the reporting unit’s fair value is less than its carrying value. Where an entity is required to test goodwill for impairment, ASU 2011-08 does not change existing guidance on how to test goodwill for impairment. The update improves the examples an entity should consider in determining whether to measure an impairment loss for a reporting unit with negative carrying value. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company adopted ASU 2011-08 in the first quarter this year with no effect on Alion’s consolidated financial position, operating results, or cash flows.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In May 2011, the FASB issued Accounting Standards Update 2011-04 (ASU 2011-04) Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 provides guidance on how to measure fair value; expands fair value disclosure requirements; and offers guidance on what disclosures to make about fair value measurements. Alion already provides the expanded fair value disclosures that ASU 2011-04 will require for all public companies effective for interim and annual periods beginning after December 15, 2011. The Company does not believe adopting ASU 2011-04 will affect Alion’s consolidated financial position, operating results, or cash flows.

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

ASU 2011-05 is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2011. ASU 2011-05 is to be applied retrospectively; early adoption is permitted. The Company adopted ASU 2011-05 in the first quarter this year with no effect on Alion’s consolidated financial position, operating results, or cash flows.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

(6) Accounts Receivable

Accounts receivable at June 30, 2012 and September 30, 2011 consisted of the following:

	June 30, 2012	September 30, 2011
	(In thousands)
Billed receivables and amounts billable as of the balance sheet date	$110,265	$85,242
Unbilled receivables:
Amounts billable after the balance sheet date	40,038	40,621
Revenues recorded in excess of milestone billings on fixed price contracts	2,448	2,737
Revenues recorded in excess of estimated contract value or funding	30,994	30,759
Retainages and other amounts billable upon contract completion	15,736	24,416
Allowance for doubtful accounts	(3,647)	(3,411)

Total Accounts Receivable	$195,834	$180,364

Billed accounts receivable include invoices issued to customers for services performed as of the balance sheet date. Unbilled accounts receivable represent revenue recognized as of the balance sheet date for which Alion has yet to issue invoices to customers. Amounts that are currently billable are expected to be invoiced to customers within the next twelve months. Fixed-price contract revenue in excess of milestone billings is not yet contractually billable. Revenue in excess of contract value or funding is billable when Alion receives contractual amendments or modifications. Approximately $152.2 million (77%) and $124.2 million (68%) of contract receivables at June 30, 2012 and September 30, 2011 were from federal government prime contracts.

Alion recognized $89.2 million in revenue in excess of billings on uncompleted contracts as of June 30, 2012, including approximately $31.0 million for customer-requested work for which the Company had not received contracts or contract modifications. At September 30, 2011, Alion had recognized $98.5 million in revenue in excess of billings on uncompleted contracts including approximately $30.8 million for customer-requested work for which the Company had not received contracts or contract modifications.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Retainages and other unbilled amounts are billable upon contract completion or completion of Defense Contract Audit Agency (DCAA) audits. In keeping with industry practice, Alion classifies all contract-related accounts receivable as current assets based on contractual operating cycles which frequently exceed one year. Except for $15.7 million at June 30, 2012, the Company expects to invoice and collect unbilled receivables within the next twelve months.

(7) Property, Plant and Equipment

	June 30, 2012	September 30, 2011
	(In thousands)
Leasehold improvements	$12,454	$11,281
Equipment and software	35,218	33,373

Total cost	47,672	44,654
Less: accumulated depreciation and amortization	(36,080)	(34,287)

Net Property, Plant and Equipment	$11,592	$10,367

Depreciation for fixed assets and leasehold amortization expense was approximately $1.0 million for the quarters ended June 30, 2012 and 2011 and $2.9 million and $3.3 million for the nine months ended June 30, 2012 and 2011.

(8) Goodwill

Alion had approximately $399 million in goodwill as of June 30, 2012. There were no changes to goodwill this quarter, nor were there any significant events this quarter that indicated a potential impairment to goodwill as of June 30, 2012.

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Establishing the TEOSS reporting unit did not affect the $197 million in goodwill previously allocated to Alion’s other reporting unit, EISS. When management established TEOSS, it assigned $201.9 million in aggregate goodwill to the new reporting unit. Management based its goodwill allocation on historical acquisitions attributable to the newly-formed reporting unit. TEOSS goodwill includes $124.3 million in goodwill previously assigned to DOIS and $77.6 million in goodwill previously assigned to EITS, which represented all of the goodwill associated with these units.

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

(9) Intangible Assets

Intangible assets consist primarily of contracts acquired through the Anteon and JJMA transactions. The table below shows intangible assets as of June 30, 2012 and September 30, 2011.

	June 30, 2012			September 30, 2011
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Purchased contracts	$111,635	$(105,531)	$6,104	$111,635	$(100,864)	$10,771
Internal use software and engineering designs	3,182	(2,554)	628	3,182	(2,219)	963

Total	$114,817	$(108,085)	$6,732	$114,817	$(103,083)	$11,734

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average remaining amortization period of intangible assets was approximately three years at June 30, 2012 and September 30, 2011. Amortization expense was approximately $1.6 million and $1.8 million for the quarters ended June 30, 2012 and 2011 and $5.0 million and $5.3 million for the nine months ended June 30, 2011 and 2012. Estimated aggregate amortization expense for the next five years and thereafter is as follows.

(In thousands)
2012 (for the remainder of the fiscal year)	$1,104
2013	3,588
2014	1,079
2015	736
2016	141
2017	51
Thereafter	33

$6,732

(10) Long-Term Debt

Alion’s current debt structure includes a $35 million revolving credit facility, $323.3 million in Secured Notes ($310 million in initial face value plus $13.3 million in PIK interest notes issued) and $245 million of Unsecured Notes. The Company is in compliance with each of the affirmative and negative financial and non-financial covenants in its existing debt agreements.

Credit Agreement

In March 2010, Alion entered into an agreement for a $25.0 million senior revolving credit facility that matures August 2014. In March 2011, Alion and its lenders amended the revolving credit facility agreement increasing the credit limit to $35 million. In August 2011, Alion and its lenders amended the revolving credit facility agreement to revise the definition of Consolidated EBITDA and increase the Minimum Consolidated EBITDA covenant. The Company can use its credit facility for working capital, permitted acquisitions and general corporate purposes, including up to $35.0 million in letters of credit and up to $5.0 million in short-term swing line loans. As of June 30, 2012, the Company had $3.9 million in outstanding letters of credit and no balance actually drawn.

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

Other Fees and Expenses. Each quarter Alion pays a commitment fee of 175 basis points per year on the prior quarter’s daily unused Credit Agreement balance. The Company paid approximately $130 thousand and $151 thousand in commitment fees for the quarters ended June 30, 2012 and 2011. The Company paid approximately $422 thousand and $380 thousand in commitment fees for the nine months ended June 30, 2012 and 2011.

Alion pays letter-of-credit issuance and administrative fees, and up to a 25 basis point fronting fee and interest in arrears each quarter on all outstanding letters of credit. The interest rate is based on the Eurodollar loan rate which was 6.0% as of June 30, 2012. The Company also pays an annual agent’s fee.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Credit Agreement restricts us from doing any of the following without the prior consent of syndicate lenders that extended more than 50 percent of the aggregate amount of all Credit Agreement loans then outstanding:

•	incur additional debt other than permitted additional debt;

•	grant certain liens and security interests;

•	enter into sale and leaseback transactions;

•	make certain loans and investments including acquisitions of businesses, other than permitted acquisitions;

•	consolidate, merge or sell all or substantially all our assets;

•	pay dividends or distributions other than distributions required by the ESOP Plan or by certain legal requirements;

•	make certain payments for subordinated indebtedness;

•	enter into certain transactions with our shareholders and affiliates;

•	enter into agreements which restrict our ability to incur liens or which restrict the ability of our subsidiaries to pay dividends

•	change lines of business;

•	repay subordinated debt before it is due;

•	redeem or repurchase certain equity;

•	enter into certain transactions not permitted under ERISA;

•	change the terms of our other indebtedness or our KSOP in a way materially disadvantageous to us;

•	make more than $8 million in capital expenditures in any fiscal year;

•	pay certain earn-outs in connection with permitted acquisitions; or

•	change our fiscal year.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Credit Agreement contains customary events of default including, without limitation:

•	breach of representations and warranties;

•	payment default;

•	uncured covenant breaches;

•	default under certain other debt exceeding an agreed amount;

•	bankruptcy and certain insolvency events;

•	incurrence of a civil or criminal liability in excess of $5 million of Alion or any subsidiary arising from a government investigation;

•	unstayed judgments in excess of an agreed amount;

•	failure of any Credit Agreement guarantee to be in effect;

•	failure of the security interests to be valid, perfected, first priority security interests in the collateral;

•	notice of debarment, suspension or termination under a material government contract;

•	actual termination of a material contract due to alleged fraud, willful misconduct, negligence, default or any other wrongdoing;

•	certain uncured defaults under our material contracts;

•	certain ERISA violations;

•	imposition on the ESOP Trust of certain taxes in excess of an agreed amount;

•	final determination the ESOP is not a qualified plan;

•	so long as any Secured Notes remain outstanding, the Intercreditor Agreement shall fail to be effective;

•	a borrowing which would cause us to exceed a certain cash balance limit, or

•	a change of control (as defined below).

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

Covenants. As of June 30, 2012, Alion was in compliance with the covenants set forth in the Indenture governing its 12% Secured Notes (“Secured Note Indenture”). The Secured Note Indenture does not contain any financial covenants.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A Secured Note Indenture covenant restricts our ability to incur additional debt. Defined terms in the Secured Note Indenture include: Net Available Cash, Total Assets, Restricted Subsidiaries, Indebtedness, Adjusted EBITDA and Consolidated Interest Expense. Alion and its Restricted Subsidiaries may not issue, incur, assume, guarantee, or otherwise become liable for any debt unless our Adjusted EBITDA to Consolidated Interest Expense ratio is greater than 2.0 to 1.0. Our ratio of Adjusted EBITDA to Consolidated Interest Expense was 0.97 to 1.0 as of June 30, 2012 and 0.86 to 1.0 as of September 30, 2011. Even if Adjusted EBITDA is not at least two times Consolidated Interest Expense, we may incur other permitted debt including:

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Senior Unsecured Notes

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

Covenants. There are no financial covenants in the Unsecured Note Indenture. As of June 30, 2012, we were in compliance with Unsecured Note Indenture non-financial covenants.

A covenant in the Unsecured Note Indenture restricts our ability to incur additional debt. Defined terms in the Unsecured Note Indenture include: Net Available Cash, Total Assets, Restricted Subsidiaries, Indebtedness, Adjusted EBITDA and Consolidated Interest Expense. Alion and its Restricted Subsidiaries may not issue, incur, assume, guarantee, or otherwise become liable for any indebtedness unless our Adjusted EBITDA to Consolidated Interest Expense ratio is greater than 2.0 to 1.0. Our ratio of Adjusted EBITDA to Consolidated Interest Expense was 0.97 to 1.0 as of June 30, 2012 and 0.86 to 1.0 as of September 30, 2011. Even if Adjusted EBITDA is not at least two times Consolidated Interest Expense, we may incur other permitted debt including:

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Interest Payable

Interest Payable consisted of the following balances:

	June 30, 2012	September 30, 2011
	(In thousands)
Unsecured Notes	$10,466	$4,187
Secured Notes	5,388	13,205

Total	$15,854	$17,392

As of June 30, 2012, Alion must make the following principal repayments (at face amount before debt discount) for its outstanding debt.

Fiscal Year:	2012	2013	2014	2015	Total
	(In thousands)
Secured Notes and PIK Interest(1)	$—	$—	$—	$339,788	$339,788
Unsecured Notes(2)	—	—	—	245,000	245,000

Total Principal Payments	$—	$—	$—	$584,788	$584,788

1.	The Secured Notes due in 2015 include $310 million of debt issued in March 2010 and an estimated $29.8 million in PIK interest added to principal over the life of the notes. As of June 30, 2012, the $302.6 million carrying value on the face of the balance sheet included $310 million in principal, $13.3 million of PIK notes issued, $1.1million in accrued PIK interest, and is net of $21.8 million in aggregate unamortized debt issue costs. Initial debt issue costs consist of $7.7 million in original issue discount, $13.5 million in third-party costs and $20.8 million for the initial fair value of the new Secured Note warrants.
2.	The Unsecured Notes on the face of the balance sheet include $245 million in principal and $2.3 million in unamortized debt issue costs as of June 30, 2012 (initially $7.1 million).

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

The table below sets out the face value, net carrying value and fair value of Alion’s Secured and Unsecured Notes. The fair values disclosed below are based on quoted market prices for Alion’s outstanding notes.

	June 30, 2012		September 30, 2011
	(In thousands)
	Secured Notes	Unsecured Notes	Secured Notes	Unsecured Notes
Face value of original notes outstanding	$310,000	$245,000	$310,000	$245,000
PIK interest notes issued	13,293	—	6,920	—

Face value of outstanding notes	$323,293	$245,000	$316,920	$245,000
PIK interest notes to be issued	1,075	—	2,643	—

Face value of notes outstanding and notes to be issued	$324,368	$245,000	$319,563	$245,000
Less: unamortized debt issue costs	(21,760)	(2,292)	(28,560)	(2,936)

Carrying value	$302,608	$242,708	$291,003	$242,064

Fair value of outstanding notes	$303,682	$104,784	$278,727	$140,982

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

The Secured Note warrants had an initial fair value of approximately $20.8 million based on Alion’s former share price of $34.50. Alion recognized the value of the warrants as part of the debt issue costs for the Secured Notes and recorded the corresponding credit to equity. The Company accounts for the Secured Note warrants as equity and must reassess this classification each reporting period. The Company identified no required changes in accounting treatment as of June 30, 2012.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(13) Leases

Future minimum lease payments under non-cancelable operating leases for buildings, equipment and automobiles at June 30, 2012 are set out below. Alion has subleased some excess capacity to subtenants under non-cancelable operating leases.

Lease Payments for Fiscal Years Ending	(In thousands)
2012 (for the remainder of fiscal year)	$7,007
2013	27,029
2014	25,898
2015	25,443
2016	21,211
2017	15,560
And thereafter	19,978

Gross lease payments	$142,126
Less: non-cancelable subtenant receipts	(523)

Net lease payments	$141,603

Composition of Total Rent Expense
	June 30,
	2012	2011
	(In thousands)
Minimum rentals	$15,722	$16,833
Less: Sublease rental income	(110)	(1,464)

Total rent expense, net	$15,612	$15,369

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

Alion recognized $3.4 million and $10.5 million in Plan expense for the three and nine months ended June 30, 2012 based on the value of common stock contributed and to be contributed to the Plan. In 2011, Alion recognized $3.1 million and $9.8 million in Plan expense for the three and nine months ended June 30, 2011. In 2011, third quarter Plan expense included $687 thousand in cash and $2.4million in common stock; year to date Plan expense consisted of $2.2 million in cash and $7.6 million in stock.

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

Alion recognizes long term incentive compensation expense based on outstanding grants’ stated values, estimated probability of achieving stated goals and estimated probable future grant values. For the quarter ended June 30, 2012, the Company recognized a credit to incentive compensation expense of $234 thousand principally due to forfeitures. For the nine months ended June 30, 2012 the Company recognized $658 thousand in incentive compensation expense. Alion recognized $1.0 million and $2.0 million in incentive compensation expense for the three and nine months ended June 30, 2011.

(16) Stock Based Compensation

Alion’s Stock Appreciation Rights (SAR) Plan adopted in 2004 expires in 2014. The chief executive officer may award SARs as he deems appropriate. Awards vest ratably over four years with payment following the grant date fifth anniversary. Grants with no intrinsic value expire on their year-five payment date. The SAR Plan permits accelerated vesting in the event of death, disability or a change in control of the Company. Approximately 781 thousand SARs were outstanding at June 30, 2012, at a weighted average grant date fair value of $29.80 per share. No outstanding grant has any intrinsic value.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the third quarter of 2012 Alion recognized stock based compensation expense of $36 thousand. For the nine months ended June 30, 2012, the Company recognized a $30 thousand credit to stock based compensation expense. In the third quarter of 2011 the Company recognized stock based compensation expense of $109 thousand. For the nine months ended June 30, 2011, stock based compensation expense was $252 thousand.

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

(17) Segment Information

Alion operates in a single segment, delivering a broad array of scientific and engineering expertise to research and develop technological solutions for problems relating to national defense, public health and safety, and nuclear safety and analysis under contracts with the federal government, state and local governments, and commercial customers. Federal government customers typically exercise independent contracting authority. Federal agency and department offices or divisions may use Alion’s services as a separate customer directly, or through a prime contractor, as long as they have independent decision-making and contracting authority in their organization. Revenue from government prime contracts was approximately 85% and 83% of total contract revenue for the nine months ended June 30, 2012 and 2011.

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

Alion’s effective tax rate for the nine months ended June 30, 2012 was -19.6%. As of June 30, 2012 and September 30, 2011 the net deferred tax liability was:

	June 30, 2012	September 30, 2011
	(In thousands)
Current deferred tax asset	$10,128	$10,546
Noncurrent deferred tax asset	63,923	47,721
Valuation allowance	(74,051)	(58,267)
Noncurrent deferred tax liability	(49,412)	(44,181)

Net deferred tax liability	$(49,412)	$(44,181)

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Alion may become subject to federal or state income tax examination for tax years ended September 2009 and forward. Alion’s former status as a pass-through entity owned by a tax-exempt trust makes an examination unlikely and the possibility of an adverse determination remote. The Company does not expect resolution of tax matters for any open years to materially affect operating results, financial condition, cash flows or its effective tax rate.

(19) Debt Extinguishment

In November 2010, Alion re-purchased $2.0 million of its Unsecured Notes at approximately 25% less than face value and recognized a $460 thousand gain on the transaction. In June 2011, Alion repurchased $3.0 million of its Unsecured Notes at approximately 17% less than face value and recognized a $479 thousand gain on the transaction. There were no similar transactions in the nine months ended June 30, 2012.

(20) Commitments and Contingencies

Legal Proceedings

In February 2011, Alion recognized a $500 thousand liability for an insurance policy deductible related to a civil judgment for a workplace-related injury claim. The Company’s insurer has appealed the judgment. We are involved in other routine legal proceedings occurring in the ordinary course of business. We believe these routine legal proceedings are not material to our financial condition, operating results, or cash flows.

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

The following information presents condensed consolidating balance sheets as of June 30, 2012 and September 30, 2011; condensed consolidating statements of operations for the quarters and nine months ended June 30, 2012 and 2011; and condensed consolidating statements of cash flows for the nine months ended June 30, 2012 and 2011 of Alion, its guarantor subsidiaries and its non-guarantor subsidiaries. Investments include Alion’s investments in its subsidiaries presented using the equity method of accounting.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet as of June 30, 2012

	Parent	Guarantor Companies	Non- Guarantor Companies	Eliminations	Consolidated
	(In thousands)
Current assets:
Cash and cash equivalents	$7,831	$(66)	$1	$—	$7,766
Accounts receivable, net	192,586	2,772	476	—	195,834
Prepaid expenses and other current assets	7,578	88	—	—	7,666

Total current assets	207,995	2,794	477	—	211,266
Property, plant and equipment, net	11,028	550	14	—	11,592
Intangible assets, net	6,732	—	—	—	6,732
Goodwill	398,921	—	—	—	398,921
Investment in subsidiaries	27,212	—	—	(27,212)	—
Intercompany receivables	1,664	26,857	—	(28,521)	—
Other assets	11,719	—	5	—	11,724

Total assets	$665,271	$30,201	$496	$(55,733)	$640,235

Current liabilities:
Interest payable	$15,854	$—	$—	$—	$15,854
Trade accounts payable	59,637	84	—	—	59,721
Accrued liabilities	49,067	379	52	—	49,498
Accrued payroll and related liabilities	38,220	725	54	—	38,999
Billings in excess of revenue earned	2,439	5	4	—	2,448

Total current liabilities	165,217	1,193	110	—	166,520
Intercompany payables	26,858	—	1,663	(28,521)	—
Senior secured notes	302,608	—	—	—	302,608
Senior unsecured notes	242,708	—	—	—	242,708
Accrued compensation and benefits, excluding current portion	5,739	—	—	—	5,739
Non-current portion of lease obligations	11,972	519	—	—	12,491
Deferred income taxes	49,412	—	—	—	49,412
Commitments and contingencies	—	—	—	—	—
Redeemable common stock	112,705	—	—	—	112,705
Common stock warrants	20,785	—	—	—	20,785
Common stock of subsidiaries	—	4,084	—	(4,084)	—
Accumulated other comprehensive loss	(123)	—	—	—	(123)
Accumulated deficit	(272,610)	24,405	(1,277)	(23,128)	(272,610)

Total liabilities, redeemable common stock and accumulated deficit	$665,271	$30,201	$496	$(55,733)	$640,235

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet as of September 30, 2011

(In thousands)

	Parent	Guarantor Companies	Non- Guarantor Companies	Eliminations	Consolidated
	(In thousands)
Current assets:
Cash and cash equivalents	$20,845	$(27)	$—	$—	$20,818
Accounts receivable, net	177,618	2,358	388	—	180,364
Receivable due from ESOP Trust	—	—	—		—
Prepaid expenses and other current assets	5,991	93	2	—	6,086

Total current assets	204,454	2,424	390	—	207,268
Property, plant and equipment, net	9,733	614	20	—	10,367
Intangible assets, net	11,734	—	—	—	11,734
Goodwill	398,921	—	—	—	398,921
Investment in subsidiaries	24,566	—	—	(24,566)	—
Intercompany receivables	1,460	24,675	—	(26,135)	—
Other assets	16,181	12	5	—	16,198

Total assets	$667,049	$27,725	$415	$(50,701)	$644,488

Current liabilities:
Interest payable	$17,392	$—	$—	$—	$17,392
Trade accounts payable	52,092	257	6	—	52,355
Accrued liabilities	48,087	319	29	—	48,435
Accrued payroll and related liabilities	38,766	915	57	—	39,738
Billings in excess of costs revenue earned	2,723	5	24	—	2,752

Total current liabilities	159,060	1,496	116	—	160,672
Intercompany payables	24,675	—	1,460	(26,135)	—
Senior secured notes	291,003	—	—	—	291,003
Senior unsecured notes	242,064	—	—	—	242,064
Accrued compensation and benefits, excluding current portion	5,729	—	—	—	5,729
Non-current portion of lease obligations	10,260	502	—	—	10,762
Deferred income taxes	44,181	—	—	—	44,181
Other liabilities	980	—	—	—	980
Redeemable common stock	126,560	—	—	—	126,560
Common stock of subsidiaries	—	4,084	—	(4,084)	—
Commitments and contingencies	—	—	—	—	—
Common stock warrants	20,785	—	—	—	20,785
Accumulated other comprehensive loss	(123)	—	—	—	(123)
Accumulated deficit	(258,125)	21,643	(1,161)	(20,482)	(258,125)

Total liabilities, redeemable common stock and accumulated deficit	$667,049	$27,725	$415	$(50,701)	$644,488

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations for the Three Months Ended June 30, 2012

	Parent	Guarantor Companies	Non- Guarantor Companies	Eliminations	Consolidated
	(In thousands)
Contract revenue	$207,952	3,492	70	—	$211,514
Direct contract expense	162,939	2,077	26	—	165,042

Gross profit	45,013	1,415	44	—	46,472

Operating expenses	34,099	673	111	—	34,883

Operating income	10,914	742	(67)	—	11,589
Other income (expense):
Interest income	15	—	—	—	15
Interest expense	(18,793)	—	—	—	(18,793)
Other	71	(4)	—	—	67
Equity in net income (loss) of subsidiaries	671		—	(671)	—

Total other expenses	(18,036)	(4)	—	(671)	(18,711)

(Loss) income before taxes	(7,122)	738	(67)	(671)	(7,122)
Income tax expense	(1,744)	—	—	—	(1,744)

Net loss	$(8,866)	$738	$(67)	$(671)	$(8,866)

Other comprehensive income
Postretirement actuarial gains (losses)	—	—	—	—	—

Comprehensive income (loss)	$(8,866)	$738	$(67)	$(671)	$(8,866)

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations for the Three Months Ended June 30, 2011

	Parent	Guarantor Companies	Non- Guarantor Companies	Eliminations	Consolidated
	(In thousands)
Contract revenue	$188,561	$4,017	$219	$—	$192,797
Direct contract expense	143,487	2,119	138	—	145,744

Gross profit	45,074	1,898	81	—	47,053

Operating expenses	37,458	1,051	110	—	38,619

Operating income	7,616	847	(29)	—	8,434
Other income (expense):
Interest income	9	—	—	—	9
Interest expense	(18,557)	—	—	—	(18,557)
Other	(241)	144	—	—	(97)
Gain on debt extinguishment	479	—	—	—	479
Equity in net income (loss) of subsidiaries	962	—	—	(962)	—

Total other expenses	(17,348)	144	—	(962)	(18,166)

(Loss) income before taxes	(9,732)	991	(29)	(962)	(9,732)
Income tax (expense) benefit	(1,744)	—	—	—	(1,744)

Net income (loss)	$(11,476)	$991	$(29)	$(962)	$(11,476)

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations for the Nine Months Ended June 30, 2012

	Parent	Guarantor Companies	Non- Guarantor Companies	Eliminations	Consolidated
	(In thousands)
Contract revenue	$587,043	$11,038	$436	$—	$598,517
Direct contract expense	455,469	6,105	243	—	461,817

Gross profit	131,574	4,933	193	—	136,700

Operating expenses	104,776	2,181	309	—	107,266

Operating income	26,798	2,752	(116)	—	29,434
Other income (expense):
Interest income	56	—	—	—	56
Interest expense	(56,130)	—	—	—	(56,130)
Other	(60)	10	—	—	(50)
Equity in net income (loss) of subsidiaries	2,646	—	—	(2,646)	—

Total other expenses	(53,488)	10	—	(2,646)	(56,124)

(Loss) income before taxes	(26,690)	2,762	(116)	(2,646)	(26,690)
Income tax expense	(5,231)	—	—	—	(5,231)

Net (loss) income	$(31,921)	$2,762	$(116)	$(2,646)	$(31,921)

Other comprehensive income
Postretirement actuarial gains (losses)	—	—	—	—	—

Comprehensive income (loss)	$(31,921)	$2,762	$(116)	$(2,646)	$(31,921)

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations for the Nine Months Ended June 30, 2011

	Parent	Guarantor Companies	Non- Guarantor Companies	Eliminations	Consolidated
	(In thousands)
Contract revenue	$582,477	$12,990	$649	$—	$596,116
Direct contract expense	448,583	7,245	432	—	456,260

Gross profit	133,894	5,745	217	—	139,856

Operating expenses	109,181	2,754	309	—	112,244

Operating income	24,713	2,991	(92)	—	27,612
Other income (expense):
Interest income	39	—	—	—	39
Interest expense	(55,379)	—	—	—	(55,379)
Other	(641)	386	—	—	(255)
Gain on debt extinguishment	939	—	—	—	939
Equity in net income of subsidiaries	3,285	—	—	(3,285)	—

Total other expenses	(51,757)	386	—	(3,285)	(54,656)

(Loss) income before taxes	(27,044)	3,377	(92)	(3,285)	(27,044)
Income tax expense	(5,231)	—	—	—	(5,231)

Net (loss) income	$(32,275)	$3,377	$(92)	$(3,285)	$(32,275)

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended June 30, 2012

	Parent	Guarantor Companies	Non- Guarantor Companies	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(7,139)	$(41)	$1	$(7,179)

Cash flows from investing activities:
Capital expenditures	(2,341)	2	—	(2,339)

Net cash used in investing activities	(2,341)	2	—	(2,339)
Cash flows from financing activities:
Revolver borrowings	26,000	—	—	26,000
Revolver payments	(26,000)	—	—	(26,000)
Loan to ESOP Trust	(477)	—	—	(477)
ESOP loan repayment	477	—	—	477
Redeemable common stock purchased from ESOP Trust	(4,836)	—	—	(4,836)
Redeemable common stock sold to ESOP Trust	1,302	—	—	1,302

Net cash used in financing activities	(3,534)	—	—	(3,534)
Net (decrease) increase in cash and cash equivalents	(13,014)	(39)	1	(13,052)
Cash and cash equivalents at beginning of period	20,845	(27)	—	20,818

Cash and cash equivalents at end of period	$7,831	$(66)	$1	$7,766

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended June 30, 2011

	Parent	Guarantor Companies	Non- Guarantor Companies	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(16,832)	$21	$33	$(16,778)

Cash flows from investing activities:
Capital expenditures	(1,629)	—	(7)	(1,636)
Asset sale proceeds	11	—	—	11

Net cash used in investing activities	(1,618)	—	(7)	(1,625)
Cash flows from financing activities:
Payment of debt issue costs	(710)	—	—	(710)
Repurchase senior unsecured notes	(3,993)	—	—	(3,993)
Loan to ESOP Trust	(776)	—	—	(776)
ESOP loan repayment	776	—	—	776
Redeemable common stock purchased from ESOP Trust	(5,684)	—	—	(5,684)
Redeemable common stock sold to ESOP Trust	3,624	—	—	3,624

Net cash provided by financing activities	(6,763)	—	—	(6,763)
Net increase (decrease) in cash and cash equivalents	(25,213)	21	26	(25,166)
Cash and cash equivalents at beginning of period	26,769	(74)	—	26,695

Cash and cash equivalents at end of period	$1,556	$(53)	$26	$1,529

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of Alion’s financial condition and results of operations should be read together with the condensed consolidated financial statements (unaudited) and the notes to those statements. This discussion updates the information contained in our Annual Report on Form 10-K for the year ended September 30, 2011, and presumes that readers have access to, and will have read, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in that report.

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

Factors that could cause actual results to differ materially from anticipated results include, but are not limited to:

•	U.S. government debt ceiling limitations, sequestration or other similar federal government budgetary or funding issues;

•	U.S. government shutdowns;

•	U.S. government decisions to reduce funding for projects we support;

•	Failure to retain our existing government contracts, win new business and win re-compete challenges;

•	Failure of government customers to exercise contract options;

•	Limits on financial and operational flexibility given our substantial debt and debt covenants;

•	Government contract bid protest and termination risks;

•	Competitive factors such as pricing pressures and/or competition to hire and retain employees;

•	Results of current and/or future legal proceedings and government agency proceedings which may arise from operations and attendant risks of fines, liabilities, penalties, suspension and/or debarment;

•	Tax law changes that could affect tax liabilities or Alion’s effective tax rate;

•	ERISA law changes related to the ESOP;

•	Changes in SEC rules, and other corporate governance requirements;

•	Undertaking acquisitions that increase costs or liabilities or are disruptive;

•	Taking on additional debt to fund acquisitions;

•	Failing to adequately integrate acquired businesses;

•	Any future inability to maintain adequate internal control over financial reporting;

•	Risks from private securities litigation, regulatory proceedings or government enforcement actions relating to prior covenant compliance disclosures;

•	Material changes in laws or regulations affecting our businesses; and

•	Other risk factors discussed in Alion’s annual report on Form 10-K for the year ended September 30, 2011 filed with the SEC on December 20, 2011 and any subsequent reports.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s view only as of Aug 13, 2012. We undertake no obligation to update any of the forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise. This discussion addresses only continuing operations.

Overview

Alion provides scientific, engineering and information technology expertise to research and develop technological solutions for problems relating to national defense, homeland security, energy and the environment. We principally serve U.S. government departments and agencies and, to a much lesser extent, commercial and international customers.

We expect most of our revenue will continue to come from contracts with the U.S. Department of Defense and other federal agencies. We believe we will continue to have some level of commercial, state, local and international sales. The tables below show our year-to-date sales by customer and contract type.

	For the Nine Months Ended June 30,
Revenue by Customer	2012		2011
	(Dollars in thousands)
		% of		% of
		revenue		revenue
U. S. Air Force	$157,377	26.3%	$165,035	27.7%
U. S. Army	72,065	12.0%	78,348	13.1%
U. S. Navy	297,920	49.8%	283,661	47.6%
Other Department of Defense customers	21,027	3.6%	20,509	3.4%
Federal Civilian Agencies and Departments	34,325	5.7%	34,050	5.7%
Commercial and International	15,803	2.6%	14,513	2.5%

Total	$598,517	100.0%	$596,116	100.0%

	For the Nine Months Ended June 30,
Revenue by Contract Type	2012		2011
	(Dollars in thousands)
		% of		% of
		revenue		revenue
Cost-reimbursement	$495,971	82.9%	$489,269	82.1%
Fixed-price	42,318	7.1%	41,314	6.9%
Time-and-material	60,228	10.0%	65,533	11.0%

Total	$598,517	100.0%	$596,116	100.0%

The President and the Secretary of Defense are committed to mandating cost control and achieving savings from both programs and routine Department of Defense operations, causing uncertainty among Alion’s principal professional engineering service customers. Programmatic and budgetary cuts are expected to affect both government spending and revenues in the government contracting industry. Many companies have already begun to see revenue declines. Defense spending, once thought to be immune to severe budget reductions, is now facing significant budgetary pressure. While the military is still focused on extending the service life and capabilities of existing systems, Secretary of Defense Panetta has announced that he expects to achieve cost savings from these and other activities as well.

Alion is not exempt from funding and budgetary constraints from the approaching “fiscal cliff.” The government contracting industry faces the prospect of a continuing resolution that is likely to limit, at least temporarily, access to contract funding. The possibility of a sequester of funds with across the board cuts, raises the potential for harsh program cut backs and contract funding reductions. The Department of Defense, the largest customer for Alion’s services, has already implemented actions to cut certain programs, and delay or reduce funding for other programs. Alion, like others in our industry, has responded to these challenges by reducing costs, trimming headcount for indirect and administrative staff, decreasing facilities costs and in general working to position the Company to serve its customers more effectively and at a lower cost point. While we continue to believe demand will continue for our higher end technical expertise, we have not been unaffected by today’s current market pressures. We think the Department of Defense’s focus on controlling and reducing costs will help us sell the government the services and technical solutions we offer to improve operating efficiency and effectiveness as we continue to meet the challenges of a changing professional services market place.

The table below sets out our third quarter year to date revenue by core business area for this year and last year.

	For the Nine Months Ended June 30,

Core Business Area	2012		2011
	(In thousands)
		% of		% of
		revenue		revenue
Naval Architecture and Marine Engineering	$269,499	45.0%	$249,356	41.8%
Defense Operations	133,878	22.4%	155,983	26.2%
Modeling and Simulation	68,880	11.5%	110,357	18.5%
Technology Design and Other Services	126,260	21.1%	80,420	13.5%

Total	$598,517	100.0%	$596,116	100.0%

Backlog. Contract backlog represents an estimate, as of a specific date, of the future revenue Alion expects from existing contracts. At June 30, 2012, backlog on existing contracts and executed delivery orders totaled $2.2 billion, of which $344 million was funded. We estimate we have an additional $3.7 billion of unfunded contract ceiling value for an aggregate total backlog of $5.9 billion. To be consistent with industry practice and other companies in our peer group, after this quarter, Alion will no longer report estimated contract ceiling backlog value.

Results of Operations

Quarter Ended June 30, 2012 Compared to Quarter Ended June 30, 2011

	Quarter Ended June 30,
	2012		2011
	(Dollars in thousands)
		% of		% of
Selected Financial Information		revenue		revenue
Total contract revenue	$211,514		$192,797
Total direct contract costs	165,042	78.0%	145,744	75.6%
Direct labor costs	64,511	30.5%	64,556	33.5%
Materials, subcontracts and other costs	100,531	47.5%	81,188	42.1%

Gross profit	46,472	22.0%	47,053	24.4%

Total operating expense	34,883	16.5%	38,619	20.0%
Major components of operating expense:
Overhead and general and administrative expenses	24,006	11.3%	27,964	14.5%
Rental and occupancy expense	8,006	3.8%	7,899	4.1%
Depreciation and amortization	2,871	1.4%	2,756	1.4%

Income from operations	$11,589	5.5%	$8,434	4.4%

Revenue. Third quarter 2012 revenue ticked sharply upward compared to both second quarter 2012 and third quarter 2011. Revenue this quarter was up $18.7 million (9.7%) compared to third quarter 2011 as new contracts from our Naval Architecture and Marine Engineering, and Technology Design and Other Services areas were fully engaged. Our revenue increased over last year in both our federal government ($16.6 million, 8.8%) and commercial ($2.1 million, 56%) customer groups.

Third quarter 2012 Naval Architecture and Marine Engineering revenue was up $9.5 million (11.1%) compared to last year as support of the U.S. Navy ship building programs and related support services activities increased. Revenue from Defense Operations, Modeling and Simulation and Technology Design and Other Services also grew by a net $9.3 million (8.6%) as Alion provided rapid weapons system prototyping analysis and logistical support functions.

In 2012, third quarter revenue from Alion’s Information Analysis Center (IAC) contracts was $15.9 million higher than it was in 2011. A $23.5 million increase from Alion’s Weapons Systems IAC contract more than offset a $7.6 million reduction on the Modeling and Simulation IAC contract. ID/IQ contract revenue rose to $126.3 million overall this quarter.

U.S. Navy contract revenue was up $6.4 million compared to last year. Prime contract Navy revenue grew by $9.3 million, while Alion’s Navy work for other prime contractors declined $2.9 million. This quarter’s uptick in Navy revenue was attributable to $16.1 million in work on a recently awarded bridge contract and expanded work for the Naval Surface Warfare Center (NSWC) as well as our Program Management Support (PMS) 377 and Integrated Warfare Ships (IWS) 3.0 contracts awarded to Alion earlier this fiscal year.

Air Force prime contract revenue was $6.8 million greater this quarter than it was third quarter last year. Net increases in Air Force work through our IAC contracts was partly offset by reduced activity on Alion’s SAFTAS contract which was adversely affected by Pentagon cost-containment initiatives. Army revenue saw a modest gain of less than $1 million this quarter.

Prime contract revenue this quarter was up $22.1 million (13.8%) compared to last year. At the same time, Alion’s work for other contractors was down $3.4 million (10.2%) as Alion continues to transition to larger prime contracting roles with our customers. Almost $19 million of this quarter’s revenue increase came from Alion’s subcontractors and purchased materials. Subcontract costs were up $14.8 million and material purchases increased $4.1 million.

In 2012, third quarter cost reimbursable revenue was up $16.8 million (10.6%) and fixed-price contract revenue was up $3.5 million compared to 2011 as Alion customers migrated away from time-and-material contract tasking. As a percentage of third quarter sales, cost reimbursable contracts were stable at 82% of overall revenue.

Direct Contract Expense and Gross Profit. Third quarter direct contract costs were $19.3 million higher in 2012 than 2011 due to increases in subcontract activities and material purchases. As a result of the increase in subcontractors and material purchases this quarter, gross profit margins declined more than two full percentage points to 22% of revenue. Pressures on gross profit margins are a result of lower fees on subcontractors and material purchases. Gross profit declined by $581 thousand compared to last year’s third quarter performance.

Operating Expenses. Third quarter 2012 operating expenses declined by almost $4.0 million compared to 2011. Operating expenses were down across most departments and functional areas. Much of this benefit is the result of previously announced headcount reductions and cost containment efforts. Third quarter facility costs, depreciation and amortization expenses were stable on a year over year basis.

Income from Operations. Reduced operating expenses more than offset decreased gross margins this quarter as the Company continues to achieve additional operating efficiencies. As a result, operating income rose to 5.5% of revenue in 2012 compared to 4.4% in 2011. Third quarter operating income was almost $3.2 million higher than it was in 2011.

Other Expense. Third quarter interest expense increased year over year as a result of increased use of Alion’s revolving credit facility and higher outstanding Secured Note principal. Last year Alion recognized a $479 thousand third quarter gain for retiring some Unsecured Notes; there was no comparable transaction in 2012.

	Three Months Ended June 30,
	2012	2011
	(In thousands)
Cash Pay Interest
Revolver	$228	$167
Secured Notes	8,055	7,897
Unsecured Notes	6,278	6,340
Other cash pay interest and fees	16	15

Sub-total cash pay interest	14,577	14,419

Deferred and Non-cash Interest
Secured Notes PIK interest	1,612	1,580
Debt issue costs and other non-cash items	2,604	2,558

Sub-total non-cash interest	4,216	4,138

Total interest expense	$18,793	$18,557

Income Tax Expense. Alion recognized $1.7 million in third quarter income tax expense this year and last year. Our income tax expense relates to tax-deductible goodwill. This quarter deferred tax assets increased by $4.5 million and were offset by corresponding changes in valuation allowances. Continuing losses make it unlikely Alion will reasonably be able to realize the full value of deferred tax assets.

Net Loss. This quarter, lower operating expenses far outweighed the effects of reduced gross profit from lower contract margins. Operating expense reductions also offset the effects of modestly higher interest expense on our revolving credit facility and long-term debt and the absence of a debt extinguishment gain. This quarter our net loss was $2.6 million less than our $11.5 million third quarter loss last year.

Nine Months Ended June 30, 2012 Compared to Nine Months Ended June 30, 2011

	Nine Months Ended June 30,
	2012		2011
	(Dollars in thousands)
		% of		% of
		revenue		revenue
Selected Financial Information
Total contract revenue	$598,517		$596,116
Total direct contract costs	461,817	77.2%	456,260	76.5%
Direct labor costs	191,933	32.1%	194,675	32.7%
Materials, subcontracts and other costs	269,884	45.1%	261,585	43.9%

Gross profit	136,700	22.8%	139,856	23.5%

Total operating expense	107,266	17.9%	112,244	18.8%
Major components of operating expense:
Overhead and general and administrative expenses	74,945	12.5%	80,256	13.5%
Rental and occupancy expense	23,720	4.0%	23,428	3.9%
Depreciation and amortization	8,601	1.4%	8,560	1.4%

Income from operations	$29,434	4.9%	$27,612	4.6%

Revenue. As a result of third quarter activity, 2012 year to date revenues exceeded 2011 revenues by $2.4 million. Revenues from our U.S government customers were stable and commercial revenues were up slightly compared to last year. As a percentage of revenue, government contracts continued to represent more than 97% of the Company’s revenue. In 2012, revenue from prime contracts increased $16.9 million (3.3%) over 2011 and represented more than 85% of total revenue. U.S. Navy prime contract revenue increased $22.8 million and commercial prime contract activity grew by $5.4 million as Alion continues to transition to larger prime contracting roles. Our work as a subcontractor to other companies declined by $14.5 million with government activity down by $10.4 million and commercial activity down by $4.1 million. Prime contract revenue from federal civilian agencies and from other military services and offices in the Department of Defense declined by $11.3 million compared to 2011.

The Company saw U.S. Navy contract revenue grow $14.3 million as support of the U.S. Navy ship building programs and related support services activities increased. Specifically, Navy revenue increased as a result of new and follow-on business we were awarded, including PMS 377, IWS 3.0 and NSWC contracts. Commercial and other government customer contracts generated an additional $2.1 million in incremental revenue year over year. Air Force contract revenue was down $7.7 million because of programmatic changes and budget cuts. Army revenues were down $6.3 million for similar reasons as well as the completion of several programs last year.

Our 2012 Naval Architecture and Marine Engineering revenue was up $20.1 million consistent with our increased prime contract activity for the U.S. Navy. Defense Operations revenue fell $22.1 million due to decreases in Army work ($14.6 million) and support of the Air Force ($16.5 million). Program award delays, budget reductions and completion of programs last year all contributed to variance. However, the Company saw $9.0 million more Defense Operations revenue from the U.S. Navy and other customers.

Overall, revenue from Modeling and Simulation and Technology Design and Other Services grew by a net of $4.4 million. Technology Design and Other Services grew by $45.8 million (57%) as Alion continued to provide customers with high-end engineering and technical solutions, including work for rapid weapon systems prototyping analysis and logistical support functions. Modeling and Simulation declined by $41.5 million (38%) due to program award delays, reduced funding, and completion of work in 2011.

Revenue from tasking on ID/IQ contracts continued to represent more than 60% of total revenue, comparable to last year’s levels. Revenue from our Navy multiple award contracts increased by $3.2 million year over year. Significant Navy contract growth came from new awards like our Ships F prime contract which contributed $33.4 million to our top line performance this year. Our IAC contracts also saw an $11.8 million net uptick in revenue year to date. Revenues on our Modeling and Simulation IAC contract fell $34.4 million as a result of a reduction of awards and funding, as well as the completion of a number of projects in 2011. Activity on our Weapons System Technology IAC grew by $46.2 million year over year as our rapid weapons systems prototyping work continues to evolve.

Cost reimbursement contract revenue increased by $6.7 million; these contract categories represent almost 83% of this year’s total revenue. Fixed price revenues were up about $1.0 million and remain approximately 7% of year to date revenue. Time-and-material work continued to edge downward, off $5.3 million from last year’s levels.

Direct Contract Expense and Gross Profit. Third quarter year to date direct contract costs were $5.6 million higher in 2012 than they were last year. Year to date direct labor costs were down by $2.7 million while purchased materials and subcontractor services were up $8.0 million with other costs up only $300 thousand. The decline in direct labor contributed to lower contract gross margins and was consistent with lower headcount and program and funding delays earlier in the year. In 2012, year-to-date gross profit of $136.7 million was $3.2 million less than last year’s $139.9 million.

Operating Expenses. Year-to-date operating expenses were down almost $5 million (4.4%) compared to last year. Alion continues to recognize operating expense benefits from previously announced reorganizations, staffing changes and other cost reductions. Overhead and general and administrative expenses reflect management’s success in reducing costs compared to last year with expenses down by $5.3 million (18.8%). Operating expenses across almost all departments and functional areas were lower in 2012 than in 2011. Facility costs were slightly higher this year, up by $300 thousand over 2011.

Income from Operations. Year-to-date operating income improved by $1.8 million to $29.4 million (4.9% of revenue) compared to $27.6 million last year, as the Company gained additional operating efficiencies. As a result of reducing overhead and general and administrative expenses, 2012 operating expenses decreased and were a lower percentage (17.9%) of revenue than last year. These cost reductions more than offset this year’s lower gross margin and produced higher operating income. In 2012, operating margin was 4.9% of revenue compared to last year’s 4.6% of revenue.

Other Expense. Year-to-date interest expense was $751 thousand greater than it was last year. Interest payable in cash for our senior debt was higher because PIK notes increased interest-bearing Secured Note principal. Unsecured Note cash interest declined because we retired part of this debt last year. Secured Note PIK interest and debt issue cost amortization were higher because these items track our higher outstanding principal. We used our revolving credit facility intermittently in the second and third quarters, which is more than we used in the same period last year. We also paid higher letter of credit fees as we used standby letters of credit to replace cash deposits with landlords.

	Nine Months Ended June 30,
	2012	2011
	(In thousands)
Cash Pay Interest
Revolver	$593	$402
Secured Notes	24,034	23,560
Unsecured Notes	18,834	19,071
Other cash pay interest and fees	55	57

Sub-total cash pay interest	43,516	43,090

Deferred and Non-cash Interest
Secured Notes PIK interest	4,806	4,714
Debt issue costs and other non-cash items	7,808	7,575

Sub-total non-cash interest	12,614	12,289

Total interest expense	$56,130	$55,379

Debt Extinguishment. In open market transactions in November 2010 and June 2011, Alion repurchased an aggregate $5 million of Unsecured Notes at discounts and recognized a $939 thousand gain. There were no comparable transactions this fiscal year.

Income Tax Expense. Alion recognized $5.2 million in year-to-date income tax expense through June 30, this year and last year. Income tax expense relates to tax-deductible goodwill. In 2012, deferred tax assets increased by $15.8 million and were offset by corresponding increases in valuation allowances. Continuing losses make it unlikely Alion will reasonably be able to realize the full value of its deferred tax assets.

Net Loss. We cut operating expenses by almost $5 million this year offsetting $3.2 million in lower gross profit from reduced contract margins. However, higher interest expense on our long-term debt ($751 thousand) eroded operating income and this year’s net loss was only $354 thousand less than last year’s net loss.

Liquidity and Capital Resources

Alion requires liquidity to timely pay its vendors and debt obligations, to fund operations while awaiting payment from customers and to invest in capital projects. Accounts receivable require cash when balances increase or when customers delay contract funding actions. Management attempts to actively manage both the payables and receivables cycles to fund the Company’s current business with cash from operating activities, and cash from financing activities as necessary. Management plans to fund future operations in a similar fashion. Alion also has access to a $35 million revolving credit facility. While management does not currently estimate the Company will need to use its revolving credit facility to any significant extent, except for letters of credit, management does forecast that Alion will need to use the revolving credit facility to moderate the effects of interruptions to the collections cycle from contract funding delays.

Cash Flows

Alion used approximately $7.2 million to fund operations this year, improving operating cash flow by approximately $700 thousand this quarter compared to our March 2012 results. Last year’s third quarter operating cash flow was much less favorable as payables consumed significant resources. In 2011, operations consumed $16.8 million in the first nine months of the year. In 2012, management worked to balance inflows and outflows more closely and improved net operating outflows by $9.6 million compared to same period last year.

The $31.9 million net loss for the first nine months of 2012 is slightly less than last year’s $32.3 million net loss. Net non-cash charges for depreciation, PIK interest, debt issue costs, taxes and compensation were $27.3 million, slightly less than last year’s $27.4 million in net non-cash charges. Income tax expense, non-cash paid-in-kind interest and debt issue cost charges were stable year over year. A decline in compensation expense this year was partly offset by bad debt expense. The effects of last year’s higher compensation charges were ameliorated by gains from extinguishing some unsecured debt.

Alion’s income tax expense is a non-cash charge related to tax deductible goodwill. Management does not believe Alion will have any material cash outflows for income taxes for at least several years, and then, only if the Company is able to generate significant net income. The Company faces significant ongoing cash requirements to fund quarterly interest payments on its senior debt and meet cash requirements for operating expenses. Management has had some success in reducing unbilled receivable levels. Growth in accounts receivable is principally the result of third quarter revenue exceeding prior quarters’ revenue this year. Higher receivables levels continue to tie up cash. However, management has been able to moderate the effects of increased receivables and payment cycle delays without having to significantly increase the Company’s use of its revolving credit facility.

Despite recent contract wins, political uncertainties in the budget process and administration demands to reduce Department of Defense spending continue to adversely affect the contract funding process and Alion’s revenue and cash flows. Many government customers continue to face increased workloads and budgetary restrictions that delay the process of executing contract modifications. Management continues to actively engage in efforts to moderate funding delays as Alion works to increase billings to customers for unfunded customer-requested work.

Even with these contract funding challenges, Alion was able to limit its need to access the revolving credit facility. The maximum balance drawn during the third quarter was $8 million. Varying amounts were drawn against the revolving credit facility for approximately three weeks. Third quarter activity increased the year-to-date weighted average amount outstanding to $916 thousand. All balances were repaid and no amount was drawn as of June 30, 2012.

Alion collected almost $201 million in receivables this quarter and $588 million for the nine months ended June 30, 2012. In 2012, third quarter collections were $500 thousand better than they were in 2011. However, through June 2012 the Company collected $22 million less than it had last year through June 2011. Lagging collections are evident in the Company’s higher receivables balance at June 2012. Despite this increase, Alion’s efforts to resolve contract funding issues enabled the Company to bill customers for previously unfunded work. Management believes higher outstanding balances will translate into higher fourth quarter collections. Management expects collections for the current fiscal year will track levels consistent with Alion’s expected annual revenue and that total collections for 2012 will not differ materially from collections in 2011.

Higher outstanding billed and total receivables led days’ sales outstanding (DSO) to increase by 3.8 days from 86.7 days last quarter to 90.5 days this quarter. DSO is based on trailing twelve month revenue. Management expects DSO levels will decline once the Company is able to collect recently invoiced amounts. Management continues to focus its time and efforts on improving cash flow. While current year-to-date operating cash flow is better than last year’s, substantial progress seems difficult to achieve, hampered by federal market place uncertainties and government delays in issuing contract funding documents.

Year-to-date capital expenditures continue to be somewhat higher this year than they were last year as Alion invests in new software and expanded information technology capabilities. In 2012, certain ESOP transactions occurred on a different timeline than they did last year. We received cash for mid-year stock sales to the ESOP Trust in April instead of late March. Last year, as is typically the case, the Company received stock sale proceeds in March. Last year, the Company also received cash from the ESOP Trust in October for the preceding September’s stock sale.

This quarter Alion spent $2.1 million to repurchase stock from ESOP participants. Year to date repurchases for 2012 exceeded $4.8 million. Last year, Alion spent nearly $5.7 million for repurchases through June 2011. Despite the growing number of ESOP participants eligible for distributions and statutory diversification, a decline in the share price of Alion common stock helped reduce the Company’s current year repurchase obligation cash outflows. Last year Alion spent $710 thousand to increase revolving credit facility capacity by $10 million. We had no comparable expense this year.

We have a long-term revolving credit facility through August 2014. Management expects that Alion will be able to meet the existing debt covenants even though clearance levels may narrow as covenant thresholds increase. Delays in contract funding adversely affect our ability to increase our revenue on the timeline that management seeks to achieve. However, management believes the Company can attain the Consolidated EBITDA levels required in the Revolving Credit Agreement despite slower than anticipated contract funding activity. We expect to be able to maintain access to our $35 million revolving credit facility even though we do not currently forecast needing to borrow significant amounts for extended periods. Management believes the Company may need to use the revolving credit facility for short periods of time based on collections cycles subject to government delays.

Management believes Alion will have sufficient cash on hand, cash flow from operations and cash available from its $35 million revolving credit facility to continue to meet obligations as they come due notwithstanding current elevated receivables balances and increased interest payments associated with the Secured Notes. We retain the ability to restrict or defer certain types of cash payments that in the past caused us to fail to comply with certain prior debt covenants. The Revolving Credit Agreement also limits our ability to offer and fund certain types of discretionary diversification options that create demands on Alion’s cash flows.

We cannot predict with any degree of accuracy the extent to which ESOP re-purchase and diversification demands will increase in future years. As more employees meet statutory and Plan-specific age and length of service requirements, potential diversification demands are likely to increase. These demands can increase further with any increase in the price of a share of Alion common stock. While a drop in our share price could reduce the value of each individual Plan participant’s beneficial interest, such a potential price decline could be offset by increased diversification demands and thus might not reduce the aggregate value of future demands on our cash. Current debt agreements limit our ability to offer discretionary diversification options to ESOP participants and this should moderate future cash flow demands. We try to monitor future potential repurchase liability cash flow demands by relying in part on internal and external financial models that incorporate Plan census data and financial inputs intended to simulate changes in Alion’s share price.

Cash flow effects and risks associated with equity-related obligations

Changes in the price of a share of Alion common stock do not affect warrant-related interest expense. Our outstanding Secured Note warrants are permanent equity. The warrants have a one penny exercise price and are in the money. They do not have a cash liquidation option and therefore Alion only recognizes interest expense for the debt issue cost associated with the initial fair value of these warrants.

Alion no longer has significant stock-based compensation liabilities. Outstanding SARs have little, if any, intrinsic value. Management is unable to forecast the share price the ESOP Trustee will determine in future valuations or the demands on future cash flows for stock-based compensation.

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

After each semi-annual valuation period, the Plan permits former employees and beneficiaries to request distribution of their vested ESOP account balances. Consistent with the terms of the Plan and the IRC, we intend to pay distribution requests in five annual installments and to defer initial payments as permitted. The Plan allows Alion to defer initial installment distributions for five years for former employees who are not disabled, deceased or retired. In the coming quarter, we expect we will pay out an as-yet-undetermined amount for distribution requests, although we do not expect these amounts to be significant.

Discussion of Debt Structure

Alion’s current debt structure includes a $35 million revolving credit facility with $3.9 million in outstanding letters of credit and no balance actually draw at June 30, 2012; $323.3 million in Secured Notes which include $310 million in original notes at face value plus $13.3 million in PIK interest notes issued; and $245 million of Unsecured Notes. See Note 10 – Long term debt in the accompanying unaudited financial statements elsewhere in this report for a detailed discussion of Alion’s current debt structure.

Secured Note Indenture and Unsecured Note Indenture

See Note 10 – Long-term debt in the accompanying unaudited financial statements elsewhere in this report for a detailed listing of the terms and limitations of our existing long-term debt agreements including our Revolving Credit Agreement, the Secured Note Indenture and the Unsecured Note Indenture. There are no financial covenants in either the Secured Note Indenture or the Unsecured Note Indenture. Certain provisions in the Secured Note Indenture and the Unsecured Note Indenture limit our ability to incur additional debt or pay dividends if our ratio of trailing twelve month Adjusted EBITDA to trailing twelve-month Consolidated Interest Expense is not greater that 2.0 to 1.0. Set out below are our actual ratios as of June 30, 2012 and September 30, 2011.

	June 30, 2012	September 30, 2011
TTM Adjusted EBIDTA	$71.3 million	$63.2 million
TTM Consolidated Interest Expense	$74.7 million	$73.9 million
Ratio	0.97 to 1.0	0.86 to 1.0

Revolving Credit Agreement – Covenant Compliance

Alion’s Revolving Credit Agreement defines Consolidated EBITDA and requires the Company to achieve certain levels in order to maintain access to its credit facility and avoid potential cross default on the Secured and Unsecured Notes. Neither EBITDA nor Consolidated EBITDA is a measure of financial performance in accordance with generally accepted accounting principles.

The Revolving Credit Agreement permits Alion to exclude certain expenses and requires it to exclude certain one-time gains when computing Consolidated EBITDA. The revolving credit agreement requires Alion to have a minimum $60.5 million in Consolidated EBITDA for the twelve months ended June 30, 2012. We had approximately $71.3 million in Consolidated EBITDA for the twelve months ended June 30, 2012 and exceeded the requirement by approximately $10.8 million.

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

	(In thousands)
	2012	2013	2014	2015
Fiscal Year:
Bank revolving credit facility (1)
—Interest	$157	$621	$555	$—
Secured Notes (2)
—Interest	—	32,491	33,144	16,821
—Principal and PIK Interest	—	—	—	339,788
Unsecured Notes (3)
—Interest	12,556	25,113	25,113	12,556
—Principal	—	—	—	245,000

Total cash—pay interest	12,713	58,225	58,812	29,377
Total cash—pay principal and PIK Interest	—	—	—	584,788

Total	$12,713	$58,225	$58,812	$614,165

(1)	We expect we will occasionally use our $35.0 million revolving credit facility to meet working capital needs through 2014. After the current fiscal year, management expects the average utilized revolver balance will be immaterial and that interest expense will consist of commitment fees for unused balances. The current facility expires August 22, 2014.
(2)	The Secured Notes bear interest at 10% in cash and 2% in PIK. Outstanding principal will increase over time for the 2% compounding PIK interest added to the initial $310 million in principal. The Secured Notes, including $29.8 million in PIK interest, mature November 1, 2014.
(3)	The Unsecured Notes bear interest at 10.25% and mature February 1, 2015.

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

As of June 30, 2012, Alion had spent a cumulative total of $91.5 million to repurchase shares of its common stock to satisfy ESOP distribution and diversification requests from former employees and Plan beneficiaries. Four years ago, the Company started paying ESOP beneficiaries over the five-year distribution period permitted by ERISA and the terms of the Plan. We intend to continue this practice for the foreseeable future to mitigate some of the cash flow effects of annual employee diversification requests that we expect will continue for the foreseeable future. Our debt agreements limit our ability to fund certain discretionary ESOP diversification demands on our cash flow. The table below lists current and prior year share re-purchases.

Date	Number of Shares Repurchased	Share Price	Total Value Purchased
			(In thousands)
December 2010	119,945	$26.65	$3,196
February 2011	322	$26.65	8
March 2011	136	$26.65	4
April 2011	166	$27.15	5
May 2011	3,677	$27.15	100
June 2011	87,319	$27.15	2,371
July 2011	2,300	$27.15	62
August 2011	292	$27.15	8
September 2011	289	$27.15	8
November 2011	1,481	$20.95	32
December 2011	106,385	$20.95	2,231
January 2012	22,782	$20.95	477
May 2012	3,104	$18.00	56
June 2012	113,342	$18.00	2,040

Total	461,540		$10,598

Management believes Alion can generate operating cash flow that coupled with cash available under Alion’s current revolving credit facility, will afford the Company sufficient liquidity to meet currently anticipated working capital needs and support existing business plans. Management believes that over the remaining life of the credit facility Alion will likely be able to borrow funds as and when necessary as it recently did this past quarter. Management believes Alion will likely be able to meet its financial covenants and maintain access to its revolver,

Even though this year’s sales are not growing at the pace that management is seeking to achieve, we are still committed to our plans to achieve organic growth, improve both contract and operating margins, and streamline our business processes. Operating cash flows through June this year have been disappointing. In the fourth quarter, we expect actions we have already taken and future efforts will allow us to improve our operating cash flow. We expect current year collections will be similar to last year’s. However, management does not forecast Alion will have positive operating cash flow for the current fiscal year. We expect we will achieve incremental cash flow and operating performance improvements through more efficient, less costly business processes, including reducing operating expenses and further streamlining organizational structures.

Even if operating cash flows were to improve beyond management’s current forecast, Alion must generate significantly more revenue than it currently does and must earn net income to be able to meet its obligations. If we cannot do this, Alion will be unable to repay principal and interest on the Secured Notes and Unsecured Notes, and may be unable to meet ESOP repurchase and diversification obligations.

The Secured Note Indenture, the Unsecured Note Indenture and the Revolving Credit Agreement allow Alion to make certain permitted acquisitions. If the Company were to have the available resources and were to identify a suitable candidate, it might use available financing to make a permitted acquisition. We will need to refinance some if not all our senior debt prior to maturity in November 2014 and February 2015 when we will have to payout more than $600 million over a three-month period. We are uncertain if we will be able to refinance these obligations or if refinancing terms will be favorable.

If we cannot refinance our senior debt, we will not have sufficient cash from operations to satisfy all our obligations. If plans or assumptions change, if assumptions prove inaccurate, if we make additional or larger investments than we currently plan, if we invest in or acquire other companies to a greater extent than we currently plan, if we experience unexpected costs or competitive pressures, or if existing cash and projected cash flow from operations prove insufficient, we may need to obtain additional financing sooner than we currently expect. We intend only to enter into new financing or refinancing we believe to be advantageous. However, given the uncertain state of the government services marketplace and the credit markets, and the extent of our existing debt and its low credit rating, we cannot be certain sources of financing will be available in the future, or, if available, that financing terms would be favorable.

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

ASU 2011-08 removes the requirement that an entity calculate the fair value of a reporting unit unless the entity determines it is more likely than not that the reporting unit’s fair value is less than its carrying value. Where an entity is required to test goodwill for impairment, ASU 2011-08 does not change existing guidance on how to test goodwill for impairment. The update improves the examples an entity should consider in determining whether to measure an impairment loss for a reporting unit with negative carrying value. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company adopted ASU 2011-08 in the first quarter this year with no effect on Alion’s consolidated financial position, operating results, or cash flows.

In May 2011, the FASB issued Accounting Standards Update 2011-04 (ASU 2011-04) Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 provides guidance on how to measure fair value; expands fair value disclosure requirements; and offers guidance on what disclosures to make about fair value measurements. Alion already provides the expanded fair value disclosures that ASU 2011-04 will require for all public companies effective for interim and annual periods beginning after December 15, 2011. The Company does not believe adopting ASU 2011-04 will affect Alion’s consolidated financial position, operating results, or cash flows.

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

ASU 2011-05 is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2011. ASU 2011-05 is to be applied retrospectively; early adoption is permitted. The Company adopted ASU 2011-05 in the first quarter this year with no effect on Alion’s consolidated financial position, operating results, or cash flows.

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

Our Secured Notes and Unsecured Notes are fixed-rate obligations. Other than the current revolving credit facility, Alion currently has no variable rate debt. We do not use derivatives for trading purposes. We invest excess cash in short-term, investment grade, and interest-bearing securities.

Foreign currency risk

Expenses and revenues from international contracts are generally denominated in U.S. dollars. Alion does not believe operations are subject to material risks from currency fluctuations.

Risk associated with value of Alion common stock

Changes in the fair market value of Alion’s common stock affect our estimated ESOP share repurchase obligation, and to a lesser extent, our stock appreciation rights obligation. The number of employees who seek to redeem shares of Alion common stock following termination of employment and the number of shares they seek to redeem affect the timing and amount of our repurchase obligations. The number of employees who exercise stock appreciation rights during any particular time period can affect the timing and amount of our stock appreciation right obligations. Based on our current share price, outstanding stock appreciation rights have little, if any, intrinsic value.

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

Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of June 30, 2012, the risk factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011 and its Quarterly Report on Form 10-Q filed May 11, 2012, have not materially changed, except that the following risk, formerly considered to be remotely possible, materialized.

Cybersecurity threats and other disruptions could adversely affect our business.

As previously disclosed in our Quarterly Report on Form 10-Q in May 2012, an unauthorized party was able to gain access to our computer network. Management retained an independent third-party expert data security firm to assess the nature and extent of unauthorized access, and to recommend remedial actions. We also asked the outside data security expert to recommend additional steps we could take to further enhance our ability to detect, monitor and defend against cybersecurity incidents.

We undertook remedial actions based on the data security expert’s recommendations. We are considering additional enhancements to our network security. We notified certain government authorities and outside parties based on information obtained from the data security expert’s investigation. Our insurance carrier has agreed, subject to the limits of our coverage and a full reservation of its rights, to cover the costs of our investigation The Company recognized $250 thousand in operating expense this quarter for our insurance policy deductible related to this cybersecurity incident.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the quarter ended June 30, 2012.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. (a)

31.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation pursuant to 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. (a)

32.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (a)

32.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (a)

101.INS	XBRL Instance Document +

101.SCH	XBRL Taxonomy Extension Schema Document +

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document +

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document +

101.LAB	XBRL Taxonomy Extension Label Linkbase Document +

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document +

(a)	Filed with this Form 10-Q for the quarter ended June 30, 2012.
+	As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: Aug 13, 2012

ALION SCIENCE AND TECHNOLOGY CORPORATION

By:	/s/ Barry M. Broadus
Name: Barry M. Broadus
Title: Chief Financial Officer (Acting) and Duly Authorized Officer