Form 10-K
period 2012-09-30
ALION SCIENCE & TECHNOLOGY CORP
filed 2012-12-17
CIK 1166568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

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

Registrant’s telephone number, including area code (703) 918-4480

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐   Yes     ☒   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☒   Yes     ☐   No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐   Yes     ☒   No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was: None

The number of shares outstanding of Alion Science and Technology Corporation common stock as of December 17, 2012 was 6,731,404.

DOCUMENTS INCORPORATED BY REFERENCE:

None

ALION SCIENCE AND TECHNOLOGY CORPORATION

FORM 10-K

PART I

PART I

Item 1. Business

Certain information included or incorporated by reference in this annual report on Form 10-K and in press releases, written statements or other documents filed with the United States (U.S.) Securities and Exchange Commission (SEC), and in our investor calls may not address historical fact and thus constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and other federal securities laws and involve certain known and unknown risks and uncertainties. All statements in this annual report on Form 10-K other than statements of historical fact are statements that could be deemed forward-looking statements, including projections of financial performance, assertions of strategies and objectives, comments on future development, statements concerning future economic performance and projections of our future performance under existing contracts as well as any assumptions underlying any of the foregoing. These forward-looking statements relate to our future plans, objectives, expectations and intentions and are for illustrative purposes only. These statements may be identified by the use of words such as “believe,” “expect,” “intend,” “plan,” “anticipate,” “likely,” “forecast,” “projections,” “could,” “estimate,” “may,” “potential,” “should,” “would” and similar expressions.

Factors that could cause actual results to differ materially from anticipated results include, but are not limited to:

•	implementation of automatic U.S. governmental spending reductions known as sequestration pursuant to the Budget Control Act of 2011;

•	lack of future credit or an inability to refinance our debt on acceptable terms as it matures;

•	ERISA law changes affecting the Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan;

•	tax law changes affecting treatment and deductibility of goodwill and/or our effective tax rate;

•	changes to SEC rules and corporate governance requirements including costs to comply with the Dodd-Frank Act;

•	government customer failures to exercise contract options;

•	government project funding decisions;

•	government contract procurement risks, such as award protests and contract terminations;

•	uncertainties related to U.S. government shutdowns and threatened shutdowns;

•	competitive pricing pressures and/or difficulty in hiring and retaining employees;

•	current and/or future legal or government agency proceedings arising from our operations or our contracts and the risk of potential fines, penalties and contract liabilities, suspension or debarment;

•	material changes in laws or regulations affecting our business;

•	any future inability to maintain adequate control over financial reporting;

•	limits on our financial and operational flexibility given our substantial amount of debt and debt covenants;

•	business acquisitions that increase costs or liabilities, are disruptive or which we fail to integrate;

•	material changes in other laws or regulations affecting our business;

•	incurrence of additional debt;

•	general volatility in the debt and securities markets;

•	our ability to meet existing and future debt covenants; as well as

•	other risks discussed elsewhere in this annual report.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s view only as of the date of filing of this annual report on Form 10-K. Any such forward-looking statements are not guarantees of future performance, and actual results, developments and business decisions may differ materially from those envisaged by such forward-looking statements. We undertake no obligation to update any of these factors or to publicly announce any change to our forward-looking statements in this annual report on Form 10-K, whether as a result of new information, future events, changes in expectations or otherwise.

Overview

Alion Science and Technology Corporation (Alion, the Company, we, our) is an employee-owned company. We provide scientific, engineering, program management and information technology solutions for problems relating to national defense, homeland security, and energy and the environment. We serve the U.S. Department of Defense, federal civilian agencies, commercial customers, and state and foreign governments.

Our fiscal year 2012 revenue was $817 million, a 3.8% increase over our fiscal year 2011 revenue of $787 million. For the past three fiscal years, prime contracts accounted for more than 80% of our revenue. Both this year and last year, over 97% of our revenue came from federal government prime contracts and subcontracts; with 92% from Department of Defense contracts.

We provide professional engineering and program management services, and scientific expertise, in a range of specialized core business areas described below. Annual revenue by core business area for the past three fiscal years was:

	Revenue by Fiscal Year
Core Business Area	2012		2011		2010
			(In thousands)
Naval Architecture and Marine Engineering	$361,069	44.2%	$332,007	42.2%	$338,609	40.6%
Technology Design and Other Services	190,151	23.3%	112,825	14.3%	115,003	13.8%
Defense Operations	175,711	21.5%	203,159	25.8%	216,226	25.9%
Modeling and Simulation	90,273	11.0%	139,323	17.7%	164,150	19.7%

Total	$817,204	100.0%	$787,314	100.0%	$833,988	100.0%

Naval Architecture and Marine Engineering. We provide cradle-to-grave technical expertise for total ship and systems design. We are involved from the initial phase of mission analysis and feasibility trade-off studies through contract and detailed design. We offer production supervision, testing, delivery and life-cycle engineering support to commercial and naval markets both domestically and internationally.

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

•

During construction we provide owner’s representative services, including on-site construction program management, shipyard liaison, field engineering, and test verification; we support ship trials and inspections.

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

•	We provide Operational Test and Evaluation support to the military services, DISA, and DHS including: test planning, test execution, data management, analysis, and reporting.

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

•

We use advanced physics-based modeling techniques to assess ship and offshore system survivability and safety. We simulate damage events and scenarios, and predict operational response effectiveness to these events. We simulate personnel movement and responses to events to minimize operational impacts.

Corporate History

Alion was organized in October 2001 as a for-profit Delaware corporation to acquire substantially all the assets and liabilities of IITRI, a not-for-profit Illinois corporation. Alion was an S-corporation from its formation until March 2010 when the Company issued common stock warrants constituting a second class of stock and became a C-corporation. Alion is entirely owned by an employee stock ownership plan (ESOP). The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Trust (the ESOP Trust) owns all of Alion’s issued and outstanding common stock. In December 2002, some eligible IITRI employees directed funds from qualifying retirement account balances into Alion’s ESOP. State Street Bank and Trust Company, the ESOP Trustee, used those proceeds to purchase Alion common stock. The Company used the ESOP proceeds, together with funds from bank loans and other debt to complete the IITRI purchase.

The Alion ESOP

The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan, is a KSOP — a qualified retirement plan that includes an ESOP invested in Alion common stock and a non-ESOP component invested in mutual funds. The ESOP Trust owns all outstanding shares of our common stock. Eligible employees can purchase beneficial interests in our common stock by:

•	rolling over an eligible retirement account balance from another plan into the ESOP;

•	transferring funds to the ESOP from the non-ESOP component of the KSOP during semi-annual election periods; and/or

•	directing a portion of pre-tax earnings to the ESOP.

The ESOP Trust uses the money employees invest in the ESOP to purchase Alion common stock and allocates ESOP interests to employee accounts according to the Plan’s terms. We make retirement plan contributions to the ESOP component for all eligible employee participants. We also make matching contributions to the ESOP for eligible employees based on their pre-tax salary deferrals.

The ESOP Trust holds record title to all shares of Alion common stock allocated to ESOP accounts. Except in certain limited circumstances, the ESOP Trustee must vote those shares as directed by the ESOP committee. The ESOP committee consists of four members of Alion’s management team and three other Alion employees; it is responsible for financial management and administration of the ESOP.

By law, Alion is required to value the common stock held in the ESOP component at least once a year. Alion currently has the ESOP Trustee value the common stock in the ESOP twice a year — as of March 31 and September 30. The terms of the KSOP permit the ESOP Trust to use employee-directed funds to purchase shares of Alion common stock at the lesser of the then-current or the immediate prior fair market value of a share of Alion common stock. All other ESOP transactions occur at the current fair market value of a share of Alion common stock. Semi-annual valuations permit employees to invest in Alion common stock twice a year and permit former employees and beneficiaries to request ESOP distributions at mid-year and year end.

Business Strategy

This year we were able to deliver on our plan to grow organically. We plan to grow further by retaining our existing customers, increasing our work for them and seeking out new customers to use our services. We expect to do this through targeted business development efforts and by capitalizing on our skilled work force and our solutions competencies. We have several key strategies.

Broaden existing core competencies. We plan to expand our expertise to keep pace with technological developments. We hire skilled employees, engage in business development initiatives and invest in projects to expand our employees’ skill sets. We work to extend our core capabilities to new markets and new customers and focus on enhancing our ability to serve existing customers. We increase our employees’ technological and program management skills through training, internally funded projects and mentoring. Our Alion University offers programs in engineering, program management, and finance and administration to maintain and enhance our employees’ skills and advance Alion’s reputation in the commercial technology solutions markets.

Expand market share by leveraging experience and reputation. We perform a variety of services for a broad base of more than 300 customers, including Cabinet-level government departments and agencies, and state and foreign governments. We plan to use our advanced technological capabilities and our customer relationships to expand our market presence by offering a broader range of services to our existing customers and by delivering our solutions to new customers. We intend to use our customer relationships and our technology expertise to strategically expand our Department of Homeland Security (DHS) customer base. For over five years, Washington Technology, Defense News and Military Training Technology have continued to rank us among the top professional services government contractors. And for the past two years, Military Times EDGE has voted us a “Best for Vets Employer.” Washington Business Journal continues to rank Alion in its top twenty technology employers and government contractors.

Improve financial performance and increase revenue. Despite federal budget uncertainties and expected lower Department of Defense spending levels, we remain focused on growing our business and striving to achieve operating efficiencies. We increased topline revenue 3.8% this year and reduced operating expenses (including general and administrative expense) by 3.0% compared to last year. Over the past five years our revenues grew organically at a 2% compound annual rate from $737.6 million in 2007 to $817.2 million in 2012. We intend to strengthen our financial performance by continuing to grow organically and controlling operating costs. We believe we can achieve an even more competitive cost structure than we currently have which will enhance our ability to win business and improve our operating results. We believe Alion’s size and expertise position us to continue to bid on larger government programs and broaden our customer base.

Market and Industry Background

In January 2012, President Obama and Secretary of Defense Panetta jointly outlined a new national defense strategy driven by three realities: the winding down of a decade of war in Iraq and Afghanistan, a fiscal crisis demanding hundreds of billions of dollars in Pentagon budget cuts, and a rising threat from China and Iran. This new strategy establishes cyberspace defense and offense; Special Operations forces; and intelligence, surveillance and reconnaissance (ISR) as priorities. Cyberwarfare and unmanned drones will continue to grow in priority, as will countering rogue nations’ efforts to interfere with the United States’ ability to project military force into an operational area and sustain power in the face of armed opposition in areas like the South China Sea and the Straits of Hormuz. This new federal strategy focuses on addressing the need to retain and sustain military superiority over an adversary in cyberspace as well as on land and sea and in the air and space.

Alion’s market development strategy is focused upon the Department of Defense’s (DoD) highest priorities that seek to make RDT&E investments to sustain and in some limited areas to expand national security capability by 2020 and beyond. A cornerstone of this market strategy is mindful of pending Defense Budget reductions to include sequestration that are most likely to impact major end-item equipment and platform programs and operation and maintenance (O&M) costs – minor Alion market areas. Accordingly, Alion’s marketing strategy is formulated in recognition of DoD’s increasing dependence upon information technology for business applications, wireless command and control, ISR platforms and remote autonomous sensors. Lastly, Alion’s market strategy seeks to expand the current Alion chemical, biological, nuclear and radiation market service offerings.

In the Defense Budget Priorities and Choices, Jan 2012, Defense Secretary Panetta offered a first glimpse into coming cuts coming and said that he would be requesting $525 billion for fiscal year 2013 base budget—the first budget to be implemented since last year’s Budget Control Act mandated nearly $500 billion to be cut from the defense spending over the coming 10 years. It’s $6 billion less than 2012’s requested base budget and part of the $259 billion in cuts to take place in the next five years.” Secretary Panetta acknowledged the U.S. is facing technological as well as conventional threats. He said, “We have to be prepared to be able to leap ahead technologically in order to be able to confront those kinds of adversaries. We have to retain a decisive technological edge. . . [T]o protect vital investments in the future, we’ve protected science and technology programs.”

Alion’s marketing development strategy further recognizes the opportunity associated with DoD’s expanding presence of more-highly capable smart phones, tablets, wireless networks and other sophisticated communication technologies as a means to rapidly enhance the way warfighters access, use and exchange information. This is challenging the DOD to place greater emphasis on situational awareness and enterprise IT initiatives to develop and improve command and control technologies to make warfighters more effective. The Defense Information Systems Agency (DISA) is leading the effort to optimize DOD’s fragmented IT structure and services into a single joint platform that can be leveraged for all DOD missions. The goal is to reduce total cost of ownership, reduce network vulnerability and enable more efficient information access “from any authorized IT device from anywhere in the world.”

In DISA’s 2012-3 Strategic Plan, Director LTG Ronnie Hawkins stated that DISA seeks “to provide modern armed forces with reliable information and communications networks and assured access to the cyber domain.” However, as communication options multiply, so do the problems of getting disparate technologies to work together efficiently and securely. “Communication integration is now one of the top challenges facing military technology leaders,” said Chris Herndon, chief technologist at MorganFranklin and former director of the tactical technologies development lab at the Naval Research Laboratory.

It is becoming increasingly important and much more difficult for the DOD to address and balance the dilemma of limited investment resources, demands from increasing threats, and the need for expanded capabilities while ensuring the DOD sustains a decisive advantage. Alion’s long-standing core business competencies are well aligned with the DOD’s current and future needs. Our expertise in Naval Architecture and Marine Engineering; System Analysis, Design and Engineering; and Modeling, Simulation and Training continues to be in high-demand, sought after by DOD customers at all levels.

The Budget Control Act established a joint bipartisan committee of Congress responsible to recommend various significant cuts in federal government spending. The joint committee did not meet the November 23, 2011 deadline for proposing recommended legislation. Due to that failure, unless Congress passes and the President signs during its current lame-duck session legislation amending the Budget Control Act, additional automatic spending cuts (referred to as sequestration) totaling $1.2 trillion in DOD and discretionary spending over a 10 year period will be triggered. Alion is evaluating the potential effect sequestration could have on our business and our industry, which is now unclear. However, if sequestration were to occur, federal spending cuts on the magnitude contemplated by the Budget Control Act would materially and adversely affect our future revenue.

We are primarily a government contractor.

For the past three years, over 97% of our sales were from federal government contracts; more than 83% of our revenue comes from our prime contracts. The Department of Defense is our largest customer. We expect most of our revenue will continue to come from federal government contracts on which we work as a prime contractor or subcontractor. As a prime contractor, we have direct contact with our government customer. As a subcontractor, we work for a prime contractor, which serves as the point of contact with the government agency customer.

Our federal government contracts are normally multi-year contracts funded on an annual basis based on congressional budget authorizations and appropriations. Each year Congress appropriates funds for authorized programs for the coming government fiscal year. Budget delays and uncertainties have continued to push the approval process later into the fiscal year. The annual congressional appropriations process means a contract is usually only partially funded at the outset of a major program. Normally a procuring agency commits additional money to a contract only as Congress makes appropriations in future fiscal years. The government can modify or discontinue any contract at its discretion or due to contractor default. The government can terminate or modify a contract for any of a variety of reasons, including funding constraints, changing government priorities or changes in program requirements. If the government terminates one of our contracts at its discretion, it typically pays us for all the services we performed and costs we incurred prior to termination, our termination-related costs, and a negotiated contract fee.

Contract Types. We have a diverse contract base including many task order and multiple-award contract vehicles (ID/IQ—indefinite delivery/indefinite quantity type contracts). Many customers utilize our ID/IQ contracts to hire us. Four of our six largest contracts are ID/IQ delivery order contracts; they accounted for 47% of this year’s revenues. Our largest individual contract accounted for 10% of our revenues. We had a portfolio of over 400 individual active contracts and task orders as of September 2012.

We have three contract pricing structure types: cost-reimbursement, fixed-price and time-and-material. Cost-reimbursement contracts allow us to recover expenses for direct labor and materials, a share of indirect expenses, and a fixed or variable fee depending on contract terms. Government contract rules permit us to recover certain, though not all, of our operating expenses (indirect costs). Fixed-price contract customers pay a stated amount intended to cover all direct and indirect costs, and profit. We assume the risk of any cost overruns and receive the benefit of any cost savings on fixed price contracts. Time-and-material contracts have fixed hourly billing rates designed to cover our labor costs, indirect expenses and profit, with cost reimbursable provisions for materials and other direct costs. We have traditional closed-end contracts and multiple award contracts which require sustained post-award effort to realize revenue. The following table summarizes our revenue by contract type for the years ended September 30, 2012, 2011, and 2010.

	Revenue by Fiscal Year
Contract Type	2012		2011		2010
	(In thousands)
Cost-reimbursement	$676,744	82.8%	$649,754	82.5%	$644,756	77.3%
Fixed-price	63,190	7.7%	50,148	6.4%	80,719	9.7%
Time and material	77,270	9.5%	87,412	11.1%	108,513	13.0%

Total	$817,204	100.0%	$787,314	100.0%	$833,988	100.0%

We try to reduce our financial and performance risks at each stage in the contracting process. However, sometimes we begin providing services before a U.S. government agency has actually signed or funded a contract or task order. We are at risk for costs we incur before a new contract is executed or an existing contract is modified. The practice is customary in our industry, particularly where a company has oral notification of a contract award, but has not received required contract documents. We designed our internal procedures to provide services “at risk” only when we believe funding is highly probable and delays are administrative or technical in nature. In most cases, we get paid for all our costs when a contract is ultimately executed or modified. However, we cannot be certain, when we work at risk, that we will receive an executed contract or that we will be paid for all our costs. As of September 30, 2012, we had $19 million in contract costs at risk; nearly 40% of that amount represents award fees we believe we have earned where we had yet to receive permission to bill our customers.

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

Backlog. Contract backlog represents our estimate, as of a given date, of the remaining future revenue we expect from existing contracts. Funded backlog is the value of executed contract funding less previously recognized revenue. Unfunded backlog is the estimated value of additional funding not yet authorized by customers on our existing contracts. On September 30, 2012, we had $2.4 billion in backlog on existing contracts and executed delivery orders of which $480 million was funded.

The U.S. government operates under annual appropriations; departments and agencies typically fund contracts on an incremental basis. Thus, only a portion of total contract backlog is “funded.” Funded backlog varies based on procurement and funding cycles and other factors beyond our control. Future funding from executing new contracts and extending or renewing existing contracts increases our backlog; completed contracts, early terminations, and reductions in estimated future revenue on existing contracts reduce backlog. Estimates of future revenue from contract backlog are by their nature inexact. Timing and receipt of future revenue are subject to various contingencies, many of which are outside our control. Accordingly, year over year comparisons are not necessarily indicative of future revenue trends. The table below shows the value of our contract backlog as of September 30, 2012, 2011 and 2010.

	September 30,
Backlog:	2012	2011	2010
	(In millions)
Funded	$480.1	$403.8	$407.8
Unfunded	1,919.2	2,158.7	2,366.8

Total	$2,399.3	$2,562.5	$2,774.6

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

At September 30, 2012, we had approximately 2,882 employees, and approximately 2,684 full-time employees. Approximately 28% of our employees have Ph.D.s or masters degrees, and approximately 80% of our employees have college degrees. More than 32% of our employees have Top Secret or higher level security clearances. We believe we have a good relationship with our employees. None of our employees is covered by a collective bargaining agreement.

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

Our Customers

We provide scientific, research and development, technical expertise, and operational support to a diverse group of U.S. government customers. We also serve commercial, state, local and international government customers. As of September 30, 2012, we had 327 distinct customers, including U.S. government departments and agencies, state, and foreign governments. We have almost 400 Department of Defense contracts and delivery orders with the U.S. Navy, Army and Air Force; the Defense Information Systems Agency (DISA); the Defense Advanced Research Projects Agency (DARPA) and others representing approximately 91.6% of our 2012 revenue. Other federal civilian agencies and departments accounted for 5.7% of our revenue, including the National Institute of Environmental Health Sciences, the U.S. Department of Energy and the EPA. Commercial, state and local governments and international customers accounted for the remaining 2.7% of this year’s revenue. The table below shows revenue by customer category for our past three fiscal years.

	September 30,
	2012		2011		2010
		(In thousands)
U.S. Department of Defense	$748,418	91.6%	$725,830	92.3%	$774,807	92.9%
Other Federal Civilian Agencies	46,535	5.7%	46,359	5.7%	40,306	4.8%
Commercial and International	22,251	2.7%	15,125	2.0%	18,875	2.3%

Total	$817,204	100.0%	$787,314	100.0%	$833,988	100.0%

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

We frequently compete against well-known firms in the industry as a prime contractor. Our competitors include Booz Allen Hamilton, BAE, CACI International Inc., Science Applications International Corporation, Engility, Computer Sciences Corporation, ITT, TASC, QinetiQ, ManTech International, URS, CGI-Stanley and the services divisions of Lockheed Martin, General Dynamics and Northrop Grumman.

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

Change in Tax Status

From inception until March 22, 2010, Alion was an S-corporation and was not subject to federal or most state income taxes. All our subsidiaries were qualified S-corporation subsidiaries or disregarded entities. An S-corporation is a pass-through entity that can only have a single class of stock; no more than 100 shareholders; and only certain kinds of shareholders, such as individuals, trusts and certain tax-exempt organizations like ESOPs. Alion’s income and losses were allocated to the ESOP Trust, its tax-exempt shareholder.

On March 22, 2010, we issued deep-in-the-money warrants deemed to constitute a second class of stock. Once we had two classes of stock, we no longer qualified as an S-corporation and automatically became a C-corporation. Some of our subsidiaries are also subject to separate state income tax and reporting requirements. We are also subject to franchise and other business taxes unaffected by our change in federal tax status.

The Internal Revenue Code permits the IRS to impose significant penalties on a subchapter S employer that maintains an ESOP if the ESOP allocates stock to certain “disqualified persons” above statutory limits or if disqualified persons as a group own 50% or more of a company’s stock. For this purpose, a “disqualified person” is typically someone who owns 10% or more of the subchapter S employer’s stock (including deemed ownership through warrants, stock appreciation rights, phantom stock, and similar rights). The KSOP and our stock appreciation rights plan have provisions designed to prohibit allocations that violate these limits. Apart from the warrants related to the IIT subordinated note that formerly represented approximately 24% of our common stock, no one person ever held an ownership interest representing more than 5% of Alion while we were an S corporation. See Note 13 – Redeemable Common Stock Warrants in our audited financial statements elsewhere in this report.

Business Development and Promotional Activities

We promote our contract research services by meeting face-to-face with current and potential customers, obtaining new work from satisfied customers, and responding to requests for proposals (RFPs) and international tenders. We use our knowledge of and experience with U.S. government procurement procedures, and our relationships with government personnel, to try to maximize our ability to respond timely to RFPs and customer requests. We bid on contracts in our core business areas and related areas where we believe we have a good chance of winning. When we bid on a potential contract, we draw on our core business area expertise to display the technical skills we can bring to a particular contract.

Our business developers work face-to-face with customers, are experienced in marketing to government customers, know the services and products they represent, and understand each particular customer’s organization, mission and culture. These professionals possess a working knowledge of rules governing the marketing limitations that are unique to the government arena. They understand government funding systems, conflict of interest restrictions, procurement integrity directives, and the procedural requirements designed to establish a level competitive playing field to ensure appropriate use of public funds.

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

We focus most of our substantial research and development activities on customer-funded projects and internally-developed capital assets. We believe actively fostering an environment of innovation is critical to our ability to grow our business, allowing us to proactively address issues of national concern in public health, safety and national defense.

Resources

Most of our work relies on computer and laboratory equipment and other supplies readily available from multiple vendors. Disruption in availability from any particular vendor is not likely to materially affect our ability to perform our contracts. Some of our specialized laboratory work depends on special materials and equipment whose unavailability could adversely affect experimental laboratory tasks. However, we believe these kinds of delays or disruptions are not likely to materially affect our overall operations or financial condition.

Patents and Proprietary Information

As a normal course of business, Alion performs research and development, and engineering activities in support of our customers. Typically these services do not depend on patent protection. In accordance with applicable law, our U.S. government contracts often provide government agencies certain license rights to our inventions and copyright works. Government agencies, and other contractors including our competitors, can obtain the right to utilize our inventions. Similarly, our U.S. government contracts often license to us patents and copyright works owned by third parties. We maintain an active program to track and protect our intellectual property. We routinely enter into intellectual property assignment agreements with our employees to protect our rights to any patents or technologies they develop while employed by Alion. Costs for internal research and development, patents and intellectual property activities are not material to the Company’s financial statements.

Seasonality

Although our business is not seasonal, it does fluctuate with the number of working days in each quarter. The first and fourth quarters each year generally have fewer working days for our employees to generate revenue. In the weeks before the federal government’s September fiscal year end, it is not uncommon for government agencies to award additional tasks or complete contract actions to avoid losing unexpended fiscal year funds.

Foreign Operations

In each of the past three fiscal years, nearly all our revenue came from contracts with U.S.-based customers. We treat revenue from U.S. government customers as United States revenue regardless of where we perform our services.

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

Under existing U.S. environmental laws, potentially responsible parties can be held jointly and severally liable. We could be potentially liable to the government or third parties for the full cost of investigating or remediating contamination at our sites or at third-party sites in the event contamination is identified and remediation is required. In the unlikely event that we were required to fully fund remediation of a site, the statutory framework might allow us to pursue rights of contribution from other potentially responsible parties.

Item 1A. Risk Factors

Risks Related to Our Debt Structure

We have incurred a significant amount of debt; our debt load may limit our financial and operational flexibility which could prevent us from fulfilling our obligations under our debt agreements.

We have managed significant amounts of debt since December 2002. However, we continue to face challenges in functioning as a highly leveraged company in volatile and unfavorable credit markets. We borrowed money to acquire the IITRI assets in 2002. We refinanced that debt in 2004. We incurred substantial additional debt partly to fund acquisitions in 2005 and 2006. In 2007, we refinanced and restructured some of our debt by issuing $250 million in senior unsecured notes (Unsecured Notes). In 2010, we re-financed outstanding senior bank debt and subordinated debt by issuing $310 million in senior secured notes (Secured Notes). Secured Note principal will continue to increase over time through November 2014 as we issue notes for paid-in-kind (PIK) interest. As of September 2012, we owe lenders almost $589 million: approximately $326 million in Secured Note principal and accrued PIK interest; $245 million in Unsecured Note principal; and almost $18 million in accrued interest.

Our substantial debt has and could continue to:

•

make it more difficult for us to satisfy our debt-related obligations; any failure to comply with any of our debt instrument obligations, including restrictive and financial covenants, could result in an event of default under our debt agreements; which, if not cured, could accelerate our indebtedness;

•	make it more difficult for us to satisfy our repurchase obligations to ESOP participants;

•	increase our vulnerability to general adverse economic and industry conditions and make it more difficult for us to react to changing conditions;

•	limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions, other business opportunities, new technologies or other general corporate requirements;

•	require a substantial portion of our operating cash flow to pay interest on our debt and thus reduce our ability to use our cash flow for future business needs;

•	limit our ability to execute on our business plans;

•	limit our flexibility to plan for, or react to changes in our business and the government contracting industry; and

•	place us at a competitive disadvantage compared to less leveraged companies.

Despite our current debt levels, we and our subsidiaries may still be able to incur more debt. This could further aggravate risks associated with our substantial leverage.

We have the ability to incur additional debt, subject to limitations imposed by covenants in our revolving credit facility, the indenture governing the Unsecured Notes, (Unsecured Note Indenture) and the indenture governing the Secured Notes (Secured Note Indenture). Secured Note PIK interest will increase our debt by the amount of PIK notes we issue. The Unsecured Note Indenture, the current revolving credit facility and the Secured Note Indenture do not completely prohibit us from incurring additional debt. The more we borrow, the more we, and in turn our security holders, become exposed to the risks described under “We have incurred a significant amount of debt and our debt load may limit our financial and operational flexibility which could prevent us from fulfilling our obligations under our debt agreements.” See Note 11 – Long-Term Debt in the Notes to the Audited Financial Statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations – Discussion of Debt Structure for additional information.

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

We will need to seek additional capital in the future to refinance or replace existing long-term debt. We may also need to seek additional capital in the future to meet current or future business plans, meet working capital needs or for other reasons. Based on current market conditions, the availability of financing is, and may continue to be, limited. There can be no assurance that we will be able to obtain future financings on acceptable terms, if at all. The secured notes, the revolving credit facility and the unsecured notes mature between August 2014 and February 2015; this could further limit our ability to obtain additional financing on acceptable terms, if at all.

Moody’s lowered our corporate family credit rating from Caa1 to Caa2 in September 2012. This downgrade or further downgrades could increase our cost of capital, or limit any attempt to obtain additional financing in the future. An increase in our cost of capital would adversely affect our results of operations and our financial position.

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

If we breach our financial covenants, we could have to amend our revolving credit facility financial covenants which could materially affect our ability to finance our future operations, meet our capital needs or satisfy obligations to repurchase our common stock.

Our credit arrangements, including our unsecured and secured note indentures and our revolving credit facility include a number of covenants. We expect to be able to comply with our indenture covenants and our credit facility financial covenants for at least the next twenty-one months. If we were unable to meet financial covenants in our revolving credit facility in the future, we might need to amend the revolving credit facility on less favorable terms. If we were to default under any of the revolving credit facility covenants, we could pursue an amendment or waiver with our existing lenders, but there can be no assurance that lenders would grant an amendment or waiver. In light of current credit market conditions, any such amendment or waiver might be on terms, including additional fees, increased interest rates and other more stringent terms and conditions materially disadvantageous to us. If we were unable to meet these financial covenants in the future and unable to obtain future covenant relief or an appropriate waiver, we could be in default under the revolving credit facility. This could cause all amounts borrowed under it and all underlying letters of credit to become immediately due and payable, expose our assets to seizure, cause a potential cross-default under our indentures and possibly require us to invoke insolvency proceedings including, but not limited to, a voluntary case under the U.S. Bankruptcy Code. We may find it more difficult to obtain waivers or amendments to covenants in our indentures than our revolving credit facility because the process to obtain such a waiver or amendment is complicated and would in most cases involve the consent of the relevant portion of the affected class of our note holders.

Risks Related to Our Business and Operations

We expect to experience net losses in at least our next four years of operation.

We have had a net loss every year since our inception in late 2002. We expect to incur a net loss in at least our next four years of operation, fiscal years 2013 through 2016. Interest expense on existing debt, amortization of purchased contracts and future deferred income tax expense are among the most significant factors contributing to our estimated future net losses. The size of future losses and achieving profitability depend on achieving significant revenue growth and controlling expenses. We may not become profitable if revenue grows more slowly than we anticipate, or if operating expenses exceed our expectations. Even if we become profitable, we may not be able to sustain our profitability.

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

These factors will also affect our ability to meet future ESOP re-purchase obligations. In August 2014, we must re-pay any outstanding revolving credit facility balance. We are required to pay all outstanding principal and accrued interest on our Secured Notes on November 1, 2014. Three months later on February 1, 2015, we are required to pay all outstanding principal and accrued interest on our Unsecured Notes.

During 2011, the federal government was unable to reach agreement on budget reduction measures required by the Budget Control Act of 2011 (Budget Act) passed by Congress. During the recent presidential election cycle, much was debated about sequestration, and unless Congress and the Administration take further action during the current lame-duck session of Congress, the Budget Act will trigger automatic reductions in both defense and discretionary spending in January 2013. If sequestration were to occur, automatic across-the-board cuts in the federal budget due to sequestration could have material consequences to our business and our industry.

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

We operate in highly competitive markets and often encounter intense competition to win contracts. If we are unable to successfully compete for new business, our revenue may not grow and operating margins may decline. Many of our competitors are larger; have greater financial, technical, marketing, and public relations resources; have larger client bases; and have greater brand or name recognition than we do. Larger competitors include U.S. federal systems integrators such as Booz Allen Hamilton, Computer Sciences Corporation, CACI International Inc., Science Applications International Corporation, Engility Corporation, TASC, URS Corporation, CGI Group Inc., ManTech International, and the services divisions of large defense contractors such as Lockheed Martin Corporation, General Dynamics Corporation and Northrop Grumman Corporation.

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

Historically, a few contracts have provided most of our revenue. If we do not retain or replace these contracts our operations will suffer.

The following six federal government contracts accounted for half of our revenue both this year and last year.

1.	Seaport-E Multiple Award Contract for the Naval Sea Systems Command (19%, 12%)

2.	Weapons System Technology Information Analysis Center for the Defense Information Systems Agency (17%, 8%)

3.	Technical and Analytical Support for the U.S. Air Force (10%, 11%)

4.	Modeling and Simulation Information Analysis Center for the Defense Information Systems Agency (8%, 14%)

5.	Naval Sea Systems Command Surface Ships Life Cycle Program Management and Engineering Support (6%, N/A); and

6.	Naval Sea Systems Command Multiple Award Contract (3%, 11%)

Termination of these contracts or our inability to renew or replace them when they expire could cause our revenue to decrease and could have a material adverse effect on our business, financial condition, operating results or ability to meet our financial obligations.

If we are unable to achieve or manage growth, our business could be adversely affected.

Attempting to achieve long-term growth has placed significant demands on our management, and on our administrative, operational and financial resources. To achieve and manage growth, we must improve operational, financial and management information systems, and expand, motivate and manage our workforce. If we are unable to achieve and manage growth without compromising our quality of service and our profit margins, or if systems we implement to aid in managing our growth do not produce expected benefits, our business, prospects, financial condition, operating results or ability to meet our financial obligations could be materially adversely affected.

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

Our success will depend on our ability to keep pace with changing technologies in our core business areas. These technologies can change rapidly. Even if we keep up with the latest developments and available technology, newer services or technologies could negatively affect our business. Integrating our research services’ diverse technologies is complex and often has not been previously attempted. Our success will depend significantly on our ability to develop, integrate and deliver technologically advanced services and solutions at the same or faster pace as our competitors, many of which have greater resources than we do. We are limited by our revolving credit facility in the amount of money we may spend annually on capital expenditures, and those limitations could restrict our ability to invest in new and developing technologies in one or more of our core business areas. Failure to make the appropriate investment could materially affect our business, financial condition and operating results.

A continued economic downturn could harm our business.

Our business, financial condition, operating results and ability to meet our financial obligations may be affected by various economic factors. Continued unfavorable economic conditions may make it more difficult for us to achieve or maintain revenue growth. In an economic recession, or under other adverse economic conditions which may arise from natural or man-made events, customers and vendors may be less likely to meet contractual terms and payment or delivery obligations. Continued weakness or further deterioration of economic conditions may have a material adverse effect on our business, financial condition, operating results and ability to meet our financial obligations. We believe that it is possible that an economic downturn could result in 2013 and beyond from the combination of a significant reduction in governmental spending due to sequestration and the potential for federal income tax rates to increase in 2013 as a result of current federal tax law.

Further adverse changes in market conditions, the stock market, the merger and acquisition environment in our industry or federal government budget constraints could adversely affect the value of our reporting units which could cause us to recognize a goodwill impairment charge in the future.

If market conditions were to become more unfavorable, if merger and acquisition activity in our industry were to occur at significantly lower prices, or we are unable to increase revenue and operating profit, we might have to recognize an impairment charge to the significant goodwill we have from acquisitions. An impairment charge could have a material adverse effect on our operating results and financial position.

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

The interests of the ESOP Trust and the ESOP Committee may not be aligned with the interests of participants in the ESOP component of the KSOP.

The ESOP Trust owns 100% of our outstanding shares of common stock. It can control the election of a majority of our directors, the outcome of most matters submitted to a vote of stockholders, and can change our management. The ESOP Committee, which consists of four members of Alion management and three employees, can direct the ESOP Trustee how to vote on most, but not all, matters. The interests of the ESOP Trust and the ESOP Committee may not be fully aligned with the interests of ESOP participants and this could lead to a strategy that are not in the best interests of those participants.

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

Our information technology systems are subject to systems failures, including network, software or hardware failures, whether caused by us, third-party service providers, intruders or hackers, computer viruses, natural disasters, power shortages or terrorist attacks. Any such failures could cause loss of data and interruptions or delays in our business, cause us to incur remediation costs, subject us to claims and damage our reputation. Failure or disruption of our communications or utilities could cause us to interrupt or suspend our operations or otherwise adversely affect our business. Any system or service disruptions if not anticipated and appropriately mitigated, could have a material adverse effect on our business including, among other things, an adverse effect on our ability to bill our customers for work performed on our contracts, collect the amounts that have been billed and produce accurate financial statements in a timely manner. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption and, as a result, our results of operations could be materially and adversely affected.

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

As a defense contractor, we face various security threats, including cybersecurity threats to gain unauthorized access to sensitive information; threats to the safety of our employees; threats to the security of our facilities and infrastructure; and threats from terrorist acts. Cybersecurity attacks in particular are evolving and include, but are not limited to, malicious software; attempts to gain unauthorized access to data; and other electronic security breaches that could lead to disruptions in mission critical systems, unauthorized release of confidential or otherwise protected information and corruption of data.

We utilize various procedures and controls to monitor these threats and mitigate our exposure to such threats. We are subject to frequent and increasingly sophisticated attempts by unauthorized individuals and/or entities to obtain access to sensitive, protected, and even classified data. We regularly review our systems and cybersecurity protocols. We do not outsource our cybersecurity functions.

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

We undertook remedial actions based on the data security expert’s recommendations. We are considering additional enhancements to our network security. We notified certain government authorities and outside parties based on information obtained from the data security expert’s investigation. Our insurance carrier has agreed, subject to the limits of our coverage and a full reservation of its rights, to cover the costs of our investigation The Company recognized $250 thousand in operating expense for our insurance policy deductible related to this cybersecurity incident.

Risks Related to Our Industry

We depend on U.S. government contracts for substantially all of our revenue. Changes in the contracting or fiscal policies of the U.S. government could adversely affect our business, financial condition or results of operations.

In each of the past three years, over 80% of our revenue came from U.S. government agency prime contracts. Over the same period, Department of Defense prime contracts and subcontracts accounted for more than 90% of our revenue. Contracts with other government agencies accounted for approximately 5% to 6% of our sales each year. We expect U.S. government contracts will to continue to account for most of our revenue in the future. Changes in U.S. government contracting policies could directly affect our financial performance. Factors that could materially adversely affect our U.S. government contracting business include:

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

The Budget Control Act of 2011 could cause significant delays or reductions in federal government appropriations for our current and future programs and may negatively affect our revenue and materially adversely affect our financial position, operating results and cash flows.

In August 2011, Congress enacted the Budget Control Act intended to significantly reduce the federal deficit over ten years. The Budget Control Act established discretionary spending caps through 2021 and a Joint Committee of Congress to identify additional deficit reductions. The law’s passage also signaled the end of a decade of defense spending growth. The Joint Committee failed to agree on deficit reductions which triggered the sequestration provision of the Budget Control Act. Sequestration mandates substantial automatic spending cuts to defense and non-defense programs. By law, sequestration is scheduled to start in 2013 and continue over a nine-year period.

While the Administration has indicated that it intends to work with Congress during its lame-duck session to mitigate or eliminate the effects of sequestration, the outcome of these efforts remains uncertain. At this time, we cannot predict the effect that either identified or automatic cuts would have on funding for our individual programs. Long-term funding for certain programs in which we participate is likely to be reduced, delayed or cancelled. These cuts could materially and adversely affect the viability of our prime contractors and our subcontractors, and lead to further revenue reductions.

Although we believe that Alion may be well-positioned in areas the Department of Defense has indicated are the focus for future defense spending, the impact of the Budget Control Act remains uncertain and our business and industry could be materially adversely affected. Sequestration could also materially and adversely affect the business of our prime contractors and those with whom we team. Because we derive a material portion of our total revenue from the performance of subcontracts and teaming agreements, sequestration could have not only a direct effect, but also an indirect effect, on our business, financial condition and results of operation were the contracts we perform with prime contractors and teammates reduced.

Alion depends heavily on federal government contracts. Delays in the federal budget process, including actions related to the debt ceiling, sequestration, or a federal government shutdown, could delay procurement of the products, services and solutions we provide and adversely affect our sales, gross margin, operating results and cash flows.

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

When the federal government does not complete its budget process before its September 30 fiscal year end, it typically funds operations through a continuing resolution that authorizes federal government agencies to continue operating, but does not authorize new spending initiatives. When the federal government operates under a continuing resolution, product and service procurement delays can occur, which in turn could cause delays in payments to Alion, which could negatively and materially affect our operating results, cash flow and liquidity.

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

In addition, when the U.S. Government requires supplemental appropriations to operate or fund specific programs, and legislation to approve any supplemental appropriation bill is delayed, credit markets can react adversely to the uncertainty. Recently, Standard & Poor’s downgraded Alion’s corporate family credit rating from Caa1 to Caa2. Budgetary uncertainties and Alion’s lower credit rating could materially and adversely affect Alion’s access to credit and our overall liquidity. If we were to use our revolving credit facility to a greater extent and for greater amounts than we have in the recent past, this could also increase the cost of credit to Alion if our floating interest rates were to rise.

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

Many of our U.S. government customers procure goods and services through multiple delivery order type contracts under which we must compete for post-award orders.

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

Alion is subject to numerous federal government procurement procedures and regulations including cost accounting standards, conflict of interest rules, whistleblower protection rules, the False Claims Act, the Truth in Negotiations Act and the Foreign Corrupt Practices Act. If the government were to determine that we had failed to comply with our obligations, it could suspend or debar Alion from doing business with the federal government which could materially adversely affect our operating results, cash flows and financial position.

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

We have historically earned higher profit margins on fixed-price contracts. If fixed-price contract revenue continues to decrease, or customers shift to other types of contracts, our operating margins and operating results may suffer. We cannot ensure we will be able to maintain our historic profitability levels on fixed-price contracts overall nor can we ensure that our percentage of total revenue generated from fixed-price contracts will remain the same or improve.

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

We are at risk for any costs we incur before a contract is executed, modified or renewed. A customer may choose not to pay us for these costs. At September 30, 2012 we had $19 million in at-risk costs. While such costs were associated with specific anticipated contracts and funding modifications, we cannot be certain that our customers will execute these contracts or contract renewals or that they we pay us for all our related at-risk costs.

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

As of September 30, 2012, we had approximately 370 Department of Defense contracts that required us to maintain facility security clearances at our 29 sites. Approximately 2,414 of our employees held security clearances needed to perform these contracts. Each cleared facility has a Facility Security Officer and Key Management Personnel whom the U.S. Department of Defense – Defense Security Service requires to be cleared to the level of the facility security clearance. Individual employees are selected to be cleared, based on specific classified contract task requirements and each employee’s technical, administrative or management expertise. Once an employee is cleared, he or she may access classified contract information, based on clearance level and a “need-to-know.”

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

Approximately 14% of our revenue comes from our work as a subcontractor and from teaming arrangements with other contractors. As a subcontractor or teammate, we cannot control performance by our prime contractor or other teammates. Poor performance on a given contract could impact our customer relationship, even when we perform as required. We expect to continue to depend on relationships with other contractors for a portion of our revenue for the foreseeable future. Our revenue, operating results, financial position and cash flows could differ materially and adversely from what we anticipate if one or more of our prime contractors or teammates were to rely on one of our competitors or were to directly provide our customers the kind of services we provide.

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

The U.S. Government may face restrictions or pressure regarding the type and amount of services it may obtain from private contractors. Legislation, regulations and initiatives dealing with procurement reform, environmental responsibility or sustainability, and mitigation of potential conflicts of interest, as well as any resulting shifts in the buying practices of U.S. Government agencies could adversely affect us. Such changes could impair our ability to obtain new contracts or win a recompete of an existing contract. Any new contracting requirements or procurement methods could be costly or administratively difficult for us to implement and could materially and adversely affect our financial position, operating results or cash flows.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters in McLean, Virginia consists of 23,823 square feet of leased office space. We also lease approximately 69 additional office facilities totaling 962,533 square feet. Of these, our largest offices are located in Washington, DC; Fairfax, Alexandria, Vienna, Arlington, Norfolk, Portsmouth, and Newport News, Virginia; Pittsburgh and West Conshohocken, Pennsylvania; Huntsville and Mobile, Alabama; New London, Connecticut; Annapolis, Annapolis Junction and Lanham, Maryland; Orlando, Florida; Rome, New York; Pascagoula, Mississippi; Fairborn, Ohio; Mt. Clements, Michigan; Boulder, Colorado; Durham, North Carolina; Bath, Maine; San Diego, California; Albuquerque, New Mexico; and Burr Ridge, Illinois. We lease 22 facilities that contain laboratory space totaling approximately 114,202 square feet, for contract-related research. Our largest laboratories are located in Durham, North Carolina; Warrenville, Chicago and Geneva, Illinois; Annapolis Junction and Lanham, Maryland; West Conshohocken, Pennsylvania; Mount Clemens, Michigan and Louisville, Colorado. Lease terms vary in length from one to twelve years, and are generally at market rates.

Aggregate average monthly base rental expense for fiscal year 2012 was approximately $2.3 million for 2012 and 2011. We periodically enter into other lease agreements that are, in most cases, directly chargeable to current contracts. These obligations are usually either covered by currently available contract funds or cancelable upon termination of the related contracts. We consider our leased space to be adequate for our current and our reasonable anticipated future operations. If sequestration takes effect, we may find we have excess leased space. We cannot ensure that if we have excess capacity we will be able to sublease a portion of or assign our leases on terms and conditions favorable to us or at all.

Item 3. Legal Proceedings

We are involved in routine legal proceedings occurring in the ordinary course of business. We believe these routine legal proceedings are not material to our financial condition, operating results, or cash flows.

As a government contractor, from time to time we may be subject to DCAA audits and federal government inquiries. The federal government may suspend or debar for a period of time any federal contractor it finds has violated the False Claims Act, or any contractor indicted for or convicted of violating other federal laws. This could also result in fines or penalties. Given Alion’s dependence on federal government contracts, suspension or debarment could have a material effect on our business, financial condition, operating results, cash flows and our ability to meet our financial obligations. We are not aware of any such pending federal government claims or investigations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no established public trading market for Alion’s common stock.

Holders

As of September 30, 2012, the ESOP Trust was the only holder of our common stock. The ESOP Trustee is independent of Alion and its management. Consistent with its fiduciary responsibilities, the ESOP Trustee retains an independent third party valuation firm to assist it in determining the fair market value (share price) at which the Trustee may acquire or dispose of investments in Alion common stock. Alion’s transactions with the ESOP Trust during the past two years were based on the fair market value share prices and dates set out below.

Valuation Date	Share Price
September 30, 2012	$16.45
March 31, 2012	$18.00
September 30, 2011	$20.95
March 31, 2011	$27.15

Dividends

Alion has never declared any cash dividends. We are required to make “distributions” to purchase common stock from the ESOP to meet our repurchase obligations. We do not expect to pay any dividends in the future, and the terms of our credit agreements limit our ability to do so. We currently intend to retain future earnings, if any, to use in operating our business. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend on our operating results, our financial condition, contractual restrictions, applicable law and other factors our Board of Directors determines to be relevant. The Secured Notes, the Unsecured Notes and our revolving credit facility prohibit us in many instances from paying dividends without consent from the respective creditors.

Performance Graph

Not applicable.

Recent Sales of Unregistered Securities

In fiscal year 2012, Alion employees directed more than $2.4 million in pre-tax salary deferrals and rollovers to the ESOP Trust to purchase beneficial interests in Alion common stock. On March 31, 2012, the Company sold approximately $1.3 million of common stock to the ESOP Trust at $18.00 per share and on September 30, 2012 the Company sold approximately $1.1 million of common stock to the ESOP Trust at $16.45 per share. The Company did not use an underwriter and did not pay underwriter discounts or commissions. The shares of common stock were sold pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Selected Financial Data

The following table presents selected historical consolidated financial data for Alion for each of the last five fiscal years through September 30, 2012. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes in this annual report. We derived our consolidated operating data for the years ended September 30, 2012, 2011 and 2010 and our September 2012 and 2011 consolidated balance sheet data from our audited consolidated financial statements included in this annual report. We derived our consolidated operating data for the years ended September 30, 2009 and 2008 and our September 2010, 2009 and 2008 consolidated balance sheet data from our consolidated financial statements not included in this annual report. Our historical consolidated financial information may not be indicative of our future performance.

	Alion Science and Technology Corporation
	Selected Unaudited Financial Data
	For Years Ended September 30,
	2012	2011	2010	2009	2008
	(In thousands, except share and per share data)
Consolidated Operating Data:
Contract revenue	$817,204	$787,314	$833,988	$802,225	$739,482
Direct contract expenses	632,831	603,481	638,000	615,700	566,408
Operating expenses	143,935	148,340	157,068	148,960	152,117

Operating income	40,438	35,493	38,920	37,565	20,957
Interest expense (a)	(74,934)	(73,919)	(67,613)	(55,154)	(47,382)
Net loss	$(41,447)	$(44,384)	$(15,232)	$(17,041)	$(25,334)
Basic and diluted loss per share	$(6.74)	$(7.83)	$(2.81)	$(3.25)	$(5.01)
Basic and diluted weighted-average common shares outstanding	6,148,438	5,671,977	5,427,979	5,246,227	5,057,337

Consolidated Balance Sheet Data at End of Period:
Net accounts receivable	$175,293	$180,364	$174,032	$180,157	$168,451
Total assets	635,296	644,488	646,302	647,498	655,946
Working capital	51,594	46,596	59,796	27,833	33,275
Current portion of long-term debt and interest(b)	17,658	17,392	17,217	14,428	11,932
Long-term debt, excluding current portion(b)	549,425	533,067	521,957	535,822	528,774
Redeemable common stock warrants	—	—	—	32,717	39,996
Redeemable common stock	110,740	126,560	150,792	187,137	200,561
Common stock warrants	20,785	20,785	20,785	—	—

Accumulated deficit	(272,433)	(258,125)	(246,270)	(274,559)	(276,876)
Other Data:
Depreciation and amortization	$11,741	$11,409	$16,777	$18,959	$20,715
Cash flows provided by (used in):
Operating activities	$12,681	$5,721	$2,396	$8,995	$29,320
Investing activities	(2,731)	(6,291)	(2,147)	(2,347)	(12,152)
Financing activities	(3,541)	(5,307)	15,261	(11,750)	(12,565)

(a)	Interest expense includes interest payable in cash, non-cash expenses for amortizing original issue discount and debt issue costs, and changes in the fair value of redeemable stock warrants.
(b)	Debt, current and long-term, includes senior and subordinated debt and accrued PIK interest and is net of unamortized debt issue costs and original issue discount.

We divested our HFA subsidiary in September 2010. In July 2010 and September 2011, we sold some contracts with the Office of Naval Research. Operating results include divestitures through their sale date.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist the reader understand Alion’s business, financial condition, results of operations and liquidity and capital resources. You should read the following discussion in conjunction with the consolidated financial statements and related notes included in this annual report. This discussion contains forward-looking statements about our business and operations that involve risks and uncertainties. Future results may differ materially from those we currently anticipate because of the “Risk Factors” described beginning on page 11 and elsewhere in this annual report.

About This Management’s Discussion and Analysis

Our discussion provides an overview of our business and critical accounting policies, explains year-over-year changes in operating results, describes our liquidity, capital resources and certain other obligations, and discloses certain market and other risks that could affect us.

Overview

We are a leading provider of scientific, engineering, and information technology expertise. Alion employees apply this expertise to research and develop technological solutions for complex problems relating to national defense, homeland security, and energy and the environment. We principally serve U.S. government departments and agencies and, to a much lesser extent, commercial and international customers. Alion has a 75 year history of providing our customers a talented employee base of more than 2,800 industry thought leaders, blending together industry expertise, domain experience and functional knowledge to solve critical client needs.

Despite a very challenging defense market environment the Company performed very well in 2012. Our fiscal 2012 revenues increased 3.8% over fiscal 2011 and operating income growth exceeded revenue growth by increasing 13.9%. Revenue increases were attributed expanding our existing base of customers such as the U.S. Navy and U.S. Air Force and expanding into to new, growing markets including Special Operations Command. Our profitability gains were a result of Company initiatives to drive efficiencies throughout the business, which resulted in reduced operating expenses as well as general and administrative costs. Risks related to the Budget Control Act of 2011, sequestration, the “fiscal cliff” and other market factors, which were described earlier in this report, could impact the favorable revenue and operating income results Alion has enjoyed in fiscal 2012. The table below presents summary operating results for the past three fiscal years.

	For the Years Ended September 30,
	2012	2011	2010
	(In thousands)
Revenue	$817,204	$787,314	$833,988

Net loss	$(41,447)	$(44,384)	$(15,232)

Alion contracts primarily with the U.S. federal government. We expect that we will continue to derive most of our revenue from contracts with the U.S. Department of Defense and other federal agencies. We believe we will continue to have some level of commercial, state, local and international revenues. The table below shows the percentage of revenue we derived from each major customer category for each of the past three fiscal years.

	September 30,
	2012		2011		2010
	(In thousands)
U.S. Air Force	$215,859	26.4%	$216,835	27.5%	$208,298	25.0%
U.S. Army	105,495	12.9%	103,529	13.1%	122,858	14.7%
U.S. Navy	402,330	49.2%	382,000	48.5%	406,166	48.7%
Other Department of Defense Customers	24,733	3.0%	23,466	3.0%	37,484	4.5%

All Department of Defense Customers	$748,418	91.6%	$725,830	92.2%	$774,807	92.9%
Federal Civilian Departments and Agencies	46,535	5.7%	46,359	5.9%	40,306	4.8%

All U.S. Government Customers	794,952	97.3%	772,189	98.1%	815,113	97.7%
Commercial and International	22,251	2.7%	15,125	1.9%	18,875	2.3%

Total	$817,204	100.0%	$787,314	100.0%	$833,988	100.0%

We intend to broaden our existing base of U.S. federal government business and further expand our scientific, engineering and information technology expertise offerings in the commercial and international markets. However, any expansion in the commercial and international markets will be relatively modest. In fiscal 2012, our international revenue was generated primarily from naval architecture and marine engineering services and engineering and technical analysis.

We earn our revenue by providing highly skilled employee and subcontractor services to our customers. The key to generating revenue is hiring new employees to meet customer requirements; retaining existing employees; and deploying our staff on revenue-generating contracts. We closely monitor hiring success, attrition trends, and direct labor utilization. Hiring enough technically skilled employees with appropriate security clearances is a key challenge in maintaining and growing our business. We strive to optimize Alion employee labor content on our contracts as we can earn higher profits from our employee services than from subcontractor services or from other goods or materials we purchase for re-sale, or on behalf of our customers. We plan to grow revenue organically by capitalizing on our skilled work force and our solutions competencies.

Our mix of contract types (i.e., cost-reimbursement, fixed-price, and time-and-material) affects our revenue and operating margins. A significant portion of our revenue is generated from services performed on cost-reimbursement contracts under which customers pay us for approved costs, plus a fee (profit) on the work we perform. We recognize revenue on cost-reimbursement contracts based on our actual costs plus a pro-rata share of fees earned. We also have a number of fixed-price government and commercial contracts for which we use the percentage-of-completion method to recognize revenue. Fixed price contracts involve higher financial risks, and in some cases higher margins, because we must deliver specified services at a predetermined price regardless of our actual costs. Failure to anticipate technical problems, estimate costs accurately or control performance costs on a fixed-price contract may reduce the contract’s overall profit or cause a loss. On time-and-material contracts, customers pay us for labor at negotiated, fixed hourly rates and related material costs on a pre-determined mark-up. We recognize time-and-material contract revenue at contractually billable rates as we deliver labor hours and incur direct expenses.

Despite the President’s stated goal of reducing government’s use of cost-reimbursable contracts, Alion’s cost-reimbursable revenue increased this year as it has for the past several years. Because the scientific and engineering services we deliver are not by nature inherently governmental functions, management believes any federal government policies and changes aimed solely at reducing overall reliance on government contractors will not materially or adversely affect operations. However, Alion faces the same risks our competitors face that overall government spending will decline because of budgetary constraints or possible sequestration. Notwithstanding this overarching business risk, if the government were to ultimately shift contracting activity away from the cost-reimbursement arena to fixed-price contracting, we believe we would likely benefit. All other factors being equal, our fixed price type contracts traditionally generate higher profit margins than our cost-reimbursable contracts do.

The table below summarizes revenue by contract type for each of the past three fiscal years.

	Revenue by Fiscal Year
Contract Type	2012		2011		2010
	(In thousands)
Cost-reimbursement	$676,744	82.8%	$649,754	82.5%	$644,756	77.3%
Fixed-price	63,190	7.7%	50,148	6.4%	80,719	9.7%
Time and material	77,270	9.5%	87,412	11.1%	108,513	13.0%

Total	$817,204	100.0%	$787,314	100.0%	$833,988	100.0%

Annual revenue for the contract types described above may differ slightly for fiscal years 2011 and 2010 from amounts previously reported as individual contracts, task orders and programs are further defined by our customers and management team.

Results of Operations

There were no acquisitions affecting reported results in any of the past three fiscal years. In 2010, we divested Human Factors Applications Inc. (HFA) and several Office of Naval Research (ONR) contracts. We sold several ONR contracts on July 9, 2010 and our HFA subsidiary on September 30, 2010. Consolidated results include HFA and ONR contract results through their respective sale dates.

Year ended September 30, 2012 Compared to Year ended September 30, 2011

The table below presents selected comparative financial information for fiscal years ended September 30, 2012 and 2011. Our discussion and analysis refers to financial information in this table and to Alion’s consolidated financial statements in this annual report on Form 10-K.

	Year Ended September 30,
	2012		2011
Selected Financial Information		% Revenue		% Revenue
	(In thousands)
Total revenue	$817,204		$787,314
Total direct contract costs	632,831	77.4%	603,481	76.7%
Direct labor costs	254,949	31.2%	255,441	32.4%
Material and subcontract costs	361,367	44.2%	330,448	42.0%
Other direct costs	16,515	2.0%	17,592	2.2%
Gross profit	184,373	22.6%	183,833	23.3%
Total operating expense	143,935	17.6%	148,340	18.8%
Major components of operating expense:
Overhead and G&A expense	101,133	12.4%	105,524	13.4%
Rental and occupancy expense	31,086	3.8%	31,311	4.0%
Depreciation and amortization	11,716	1.4%	11,357	1.4%
Operating income	$40,438	4.9%	$35,493	4.5%

Contract Revenue. Alion’s revenues from federal government customers and work as a prime contractor increased year over year and represented 97% of overall revenue. Prime contracts with federal customers now account for 85.6% of our revenue. Revenue in 2012 was $29.9 million (3.8%) greater than 2011 revenue. Growth came from both government and commercial and international customers with commercial and international revenues up by $7.1 million (47%) over last year.

Cost-reimbursable contract revenue continued a trend of increasing as an overall percentage of our revenues. Almost 83% of our revenue is derived from cost-reimbursable contracts. Fiscal 2012 realized a $27 million increase in cost-reimbursable contract revenues as revenues on our Weapons Systems Information Analysis Center and Seaport-E Multiple Award contracts increased. Fixed price contract revenue reversed its trend and increased as a percentage of Alion revenue. Fixed price revenues increased more than $13 million, up 26% from last year. Fixed price contracts now represent more than 7.0% of Alion’s revenue. However, time-and-material contracts were down this year, in both absolute dollars ($10.1 million) and as a percentage of Alion revenue (9.5% in 2012 compared to 11.1% in 2011).

Two of our core business areas saw significant growth this year. Naval Architecture and Marine Engineering recovered from 2011 program delays and was further buoyed by new contract awards, including the Amphibious Warfare Program Office Support Services (PMS 377) and the Integrated Warfare Systems Surface Ship Weapons (IWS 3.0) contracts. This led 2012 Naval Architecture and Marine Engineering revenue to exceed $361 million and increase more than $29 million over 2011. On a combined basis, our three other core business revenues totaled approximately $456 million in fiscal 2012, which accounted for a modest increase of approximately $800 thousand. Our Technology Design and Other Services revenue grew this year, up by more than $77 million as Alion provided rapid weapon systems prototyping analysis, weapon systems integration as well as logistical analysis support functions. Defense Operations revenue declined by almost $27.5 million and Modeling and Simulation revenue was down almost $49.1 million as some work migrated to our Technology Design and Other Services and Defense Operation offerings. In addition, we faced significant procurement and award delays hampered our growth expectations. ID/IQ contracts continued prior year trends of representing more than 60% of our total revenue. This year, our ID/IQ contracts generated more than $499 million revenue, an $8.5 million increase (1.7%) over last year.

Direct Contract Expenses and Gross Profit. Direct contract costs increased by $29.4 million (4.9%) in 2012 compared to 2011. This was in line with our higher fiscal 2012 revenues. Direct labor costs were stable year over year while third-party costs for materials and subcontracts climbed 9.4% an increase of $31 million compared to last year. The increase in material and subcontractor costs are the result of Alion winning larger, more complex contracts as a prime contractor, which requires us to manage the work of other contractors. Other direct costs decreased by $1.1 million. Gross profit was up by $540 thousand this year, but declined as a percentage of overall revenue. Our contract fee rates averaged 6.3 % of costs compared to 6.7% of costs last year. This reflects, in part, our increasing level of lower margin cost-reimbursable work with the attendant limitations on contractor profit as well as the increase in materials and subcontractor costs.

Operating Expenses. Operating expenses declined by $4.2 million in 2012 (down 2.9%) to 17.6% of revenue. The decrease in operating expenses were driven by a $12.9M (19.7%) reduction in general and administrative costs, which were due, in part, to previously announced headcount reductions and cost containment efforts. Specifically, executive compensation expense (stock-based compensation, bonuses, severance and incentive compensation) was reduced by $900 thousand, costs for administration and accounting and finance decreased approximately $1.2 million, and the cost for legal and compliance costs we lower by $1.4 million. Rent and related facilities costs also decreased by $225 thousand in fiscal 2012. Depreciation and amortization expense increased modestly ($360 thousand) as amortization of recently deployed intangibles offset declines in amortization charges for prior years’ acquired contracts. In addition, we also saw an increase in our spending on information technology and software support (approximately $800 thousand) and our costs for our expanded proposal and marketing efforts.

Operating Income. Although 2012 gross margin was only up modestly, lower operating expenses helped generate $40.3 million in operating income. This was a $4.8 million (13.5%) improvement over last year’s $35.5 million in operating income. In 2011, operating income as a percentage of revenue was 4.5% of revenue. This year operating income rose to 4.9% of revenue due to the cost reductions noted in the Operating Expenses.

Other Expense. Interest income, interest expense and other aggregate non-operating expenses for 2012 increased $2.0 million compared to 2011; interest accounted for half the increase and the absence of a debt extinguishment gain accounted for the other half. Secured Note interest was higher in 2012 because more interest-bearing PIK notes were outstanding. Unsecured Note interest was slightly lower because our outstanding principal was lower. Our revolver interest costs were a little higher as we used the revolver slightly more frequently in 2012 and we had a higher balance of outstanding letters of credit. PIK interest and debt issue cost amortization was also higher in 2012 than it was last year.

	Interest Expense
	Year Ended September 30,
	2012	2011
	(In millions)
Cash Pay Interest
Revolver	$793	$574
Secured Notes	32,116	31,483
Unsecured Notes	25,112	25,349
Other cash pay interest and fees	69	70

Sub-total cash pay interest	58,090	57,476
Deferred and Non- cash Interest
Secured Notes PIK interest	6,423	6,300
Debt issue costs and other non-cash items	10,421	10,143

Sub-total non-cash interest	16,844	16,443

Total interest expense	$74,934	$73,919

Debt Extinguishment. In 2012, we did not repurchase any outstanding debt. In 2011 we retired $5 million in Unsecured Note principal and recognized an aggregate debt extinguishment gain of $939 thousand.

Income Tax Expense. We recognized $7.0 million in income tax expense both this year and last year. In 2012, our deferred tax assets increased by $20.7 million and in 2011 they increased by $21.1 million. Changes in deferred tax assets which reduce income tax expense were entirely offset by corresponding increases in valuation allowances. Our 2012 and 2011 income tax expense came solely from recognizing changes in our deferred tax liability arising from amortizing tax-deductible goodwill.

Net Loss. Although our net loss in 2012 was smaller than 2011, we still incurred a net loss of $41.4 million this year. Revenue, gross margin and operating income were all higher this year and operating expenses were lower. However, higher interest expense and the absence of a debt extinguishment gain partially offset these improvements and adversely affected this year’s bottom line.

Year ended September 30, 2011 Compared to Year ended September 30, 2010

The table below presents selected comparative financial information for fiscal years ended September 30, 2011 and 2010. Our discussion and analysis refers to financial information in this table and to Alion’s consolidated financial statements in this annual report on Form 10-K.

	Year Ended September 30,
	2011		2010
Selected Financial Information		% Revenue		% Revenue
	(In thousands)
Total revenue	$787,314		$833,988
Total direct contract costs	603,481	76.7%	638,000	76.5%
Direct labor costs	255,441	32.4%	272,015	32.6%
Material and subcontract costs	330,448	42.0%	348,437	41.8%
Other direct costs	17,592	2.2%	17,548	2.1%
Gross profit	183,833	23.3%	195,988	23.5%
Total operating expense	148,340	18.8%	157,068	18.8%
Major components of operating expense:
Overhead and G&A expense	105,524	13.4%	75,726	9.1%
Rental and occupancy expense	31,311	4.0%	31,204	3.7%
Depreciation and amortization	11,357	1.4%	16,732	2.0%
Operating income	$35,493	4.5%	$38,920	4.7%

Contract Revenue. Alion’s revenues from our U.S. federal government customers, including work as a prime contractor and as a subcontractor, continued to increase as a percentage of overall revenue. U.S. federal government customers accounted for over 98% of our revenue with 83.5% of revenue from government prime contracts. However, 2011 revenue was $46.7 million (5.6%) less than 2010. The residual impact of the Congressional continuing resolutions, fear of a government shutdown and the debt ceiling crisis of 2011 caused our customers to reduce or delay funding of critical contracts and programs. These award delays as well as a number of contract protests accounted for $33.1 million (4.0%) of 2011’s decline. Revenues were also down by an additional $12.4 million in 2011 because of prior year divestitures. In 2010, we sold several contracts we had with the Office of Naval Research and divested our HFA subsidiary due to organizational conflicts of interests, or shedding of non-core business activities.

Cost-reimbursable contract revenue continued a trend of increasing as an overall percentage of our revenues. More than 82% of our 2011 revenues were attributed to cost-reimbursable contracts. This occurred even though 2011 cost-reimbursable contract revenue increased by less than $5.0 million. Fixed price contract revenue also continued its trend as a declining percentage of Alion revenue. Fixed price revenues were down $30.6 million, off almost 38% from 2010 and represented 6.4% of Alion’s revenue. Time-and-material contracts were down in 2011 as well, in both absolute dollars ($21.1 million) and as a percentage of Alion revenue (11.1% in 2011 compared to 13.0% in 2010).

The residual impact of the Congressional continuing resolutions, fear of a government shutdown and the debt ceiling crisis of 2011 affected our core business areas. In 2011, Defense Operations revenues were $203.1 million, down $13.1 million from $216.2 million in 2010. Defense Operations revenue as a percentage of revenue in 2011 was stable compared to 2010. Although Naval Architecture and Marine Engineering revenues suffered from program delays and contract protests, 2011 revenue came in at $332 million. This was down $6.6 million from 2010 revenue of $338.6 million. Naval Architecture and Marine Engineering revenues increased to 42.2% of revenue from 40.6% in 2010. Modeling and Simulation revenue for 2011 were down $24.8 million (15.1%) to $139.3 million compared to 2010 revenue of $164.1 million, declining to less than 18% of total revenue. Revenue from Technology Design and Other Services were down 1.9% to $112.8 million in 2011 compared to $115.0 million in 2010.

Consistent with 2011’s year over year revenue decline, federal government contract revenues were off $42.9 million (5.3%) compared to 2010. Department of Defense contract revenues were down $49 million compared to 2010. This was partly mitigated by a modest $6.1 million increase in 2011 revenues from federal civilian agencies and departments (up 15% over 2010). Revenues from commercial and international customers were also down $3.8 million (19.9%) in 2011.

Direct Contract Expenses and Gross Profit. Direct contract costs declined $34.5 million (5.4%) in 2011 compared to 2010 in line with our 2011 revenue decline. Direct labor costs were down $16.6 million (6.1%); third-party costs for material and subcontracts fell 5.2% and were down $17.9 million compared to 2010. Other direct costs increased to 2.2% of revenue. Our significant subcontractor costs are the result of Alion’s role as a prime contractor overseeing the work of other contractors. Gross profit was down $12.2 million (6.2%) in 2011 compared to 2010, but remained stable as a percentage of overall revenue.

In 2010, we recognized additional cost-plus revenue related to prior years’ indirect rate variances. In 2011, we recognized revenue on cost-reimbursable contracts for current year rate variances but we did not recognize any additional revenue for prior year indirect rate variances. Our contract fee rates averaged 6.7% of costs in 2011. In both 2011 and 2010, our aggregate contract fee rate declined. This reflects, in part, our increasing level of lower margin cost-reimbursable work with the attendant limitations on contractor profit, as well as the increasing proportion of subcontractor costs, as we typically earn lower fee rates on work performed by our subcontractors.

Operating Expenses. Operating expenses declined by $8.7 million for 2011 but continued to represent 18.8% of revenue. Indirect contract expenses increased approximately $300 thousand over last year despite reduced headcount and revenue volume. Rent and related costs were stable. Depreciation and amortization expense declined by $5.4 million as charges for prior years’ acquired contracts continued to tail off.

In 2011 Alion recognized $1.4 million less in executive compensation expense than we did in 2010. Excluding executive compensation expense (stock-based compensation, bonuses, severance and incentive compensation), general and administrative expenses in 2011 decreased $4.8 million (7.2%) compared to 2010. In 2011, we did not have re-financing expenses. Our 2011 charges for bid protests and contract protests declined compared to 2010. We spent $3.6 million less this year for internal and external legal, accounting and related costs compared to 2010 when we were engaged in re-financing our debt. We also spent less in 2011 on information technology and management projects as a result of having deployed significant system improvements last year.

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

Operating Income. Although 2011 revenue were down compared to 2010, lower direct costs and decreased operating expenses produced $35.5 million in operating income. After allowing for $2.6 million in prior-year one-time divestiture related gains, operating income year over year was essentially unchanged ($36.3 million and 4.3% of revenue in 2010). In 2010, divestitures improved operating income by partially offsetting higher operating expenses. In 2010 revenue from prior years’ indirect rate variances improved operating margins by an additional $3.2 million and operating income was 4.7% of revenue. Without comparable transactions, 2011 operating income as a percentage of revenue was slightly lower at 4.5% of revenue.

Other Expense. Interest income, interest expense and other aggregate non-operating expenses for 2011 increased $6.4 million compared to 2010; interest alone was up by $6.3 million. We paid $15.2 million more in interest on our Secured Notes this year because they were outstanding for the entire year compared to only six months in 2010. We also had $3.0 million more in Secured Note PIK interest expense. However, in 2010 we paid $11.0 million in Term B interest expense and $4.0 million in penalties and consent and waiver fees. Transaction costs from our 2010 re-financing increased our 2011 debt issue cost amortization charges by $3.1 million.

	Interest Expense
	Year Ended September 30,
	2011	2010
	(In millions)
Cash pay interest expense
Revolver	$574	$320
Senior Term Loan	—	11,047
Secured Notes	31,483	16,303
Unsecured Notes	25,349	25,625
Other cash pay interest and fees	70	4,023

Sub-total cash pay interest	57,476	57,318
Deferred and Non- cash Interest
Secured Note PIK interest	6,300	3,263
Debt issue costs and other non-cash items	10,143	7,192
Subordinated Note warrants	—	(160)

Sub-total deferred and non-cash interest	16,443	10,295

Total interest expense	$73,919	$67,613

Debt Extinguishment. In 2011 we were able to retire $5 million of our Unsecured Notes. We re-purchased $2 million of our debt in November 2010 and another $3 million in June 2011. Each purchase was an open market transaction and occurred at a discount to face value and carrying value. We recognized an aggregate debt extinguishment gain of $939 thousand from our two repurchases. This contrasts dramatically with the almost $51 million gain we recognized in 2010 from refinancing our debt.

On March 22, 2010, Alion used proceeds from issuing $310 million of Secured Notes to retire the then-outstanding Term B Credit Facility loans, the Subordinated Note and related warrants, and to pay debt issue costs. We paid approximately $240 million to retire Term B debt at par plus accrued interest. We recognized a $6.7 million loss on extinguishing this debt by writing off the balance of unamortized Term B-related debt issue costs.

In 2010, Alion paid $25 million to retire the Subordinated Note and related warrants at a steep discount to both carrying and estimated fair values. We recognized a $67.7 million gain on extinguishing these liabilities in 2010. This was offset in part by writing off $10.3 million in unamortized debt issue and debt modification costs. In 2010, we recognized a one-time $50.7 million net benefit from re-financing and debt extinguishment transactions.

Income Tax Expense. We recognized $7.0 million in income tax expense in 2011. Deferred tax assets increased by $21.1 million in 2011 which was offset by a corresponding increase in valuation allowances. Continuing losses make it unlikely Alion will reasonably be able to realize the full value of its deferred tax assets. In 2010, because of our debt re-financing, income tax expense was significantly higher; we recognized a $33.8 million liability on changing from a pass-through to a taxable entity. Our 2011 income tax expense came entirely from our deferred tax liability related to amortizing tax-deductible goodwill.

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

In March 2010, we issued 310,000 Senior Secured notes. Each Unit included a Secured Note with a $1,000 face value and a warrant to purchase 1.9439 shares of Alion common stock. The warrants were considered to be a second class of stock under the IRC. By issuing the Secured Note warrants, our S-corporation status automatically terminated; we were no longer a tax-sheltered pass-through entity exempt from federal and most state income taxes.

Net Loss. We had a $44.4 million net loss in 2011. Revenue and operating income were lower than in 2010, and interest expense was higher. In 2010 we had the benefit of a $50.7 million debt extinguishment gain, and a gain from our divestitures, but we also had to recognize $37.2 million in income tax expense. Material changes in debt extinguishment, tax expense, interest expense and divestitures contributed to the significant difference in our performance between 2011 and 2010.

Liquidity and Capital Resources

Alion requires liquidity to timely pay its vendors and debt obligations, to fund operations while awaiting payment from customers and to invest in capital projects. Delays in customer contract funding will increase our accounts receivable balances as we are unable to invoice our customers until such time as the contract funding actions have been executed. As accounts receivable increase, cash from other sources is required to fund Alion activities to support our customers, and as such, is a use of cash. We fund our current business with cash from operating activities and cash from financing activities. Management plans to fund future operations in a similar fashion.

Alion also has access to a $35 million revolving credit facility which we can use for short term borrowing needs and letters of credit. At year end, we had $4.0 million in letters of credit outstanding which reduced our borrowing capacity under the revolving credit facility. Except for current and potential future letters of credit, management does not currently estimate Alion will need to use its revolving credit facility to any significant extent. At year end, we had $27 million in available cash; no outstanding balance on our revolver; and $31 million in available revolving credit borrowing capacity.

Cash Flows.

We continue to sustain losses. Our net loss was $41.6 million after taxes in 2012, a $2.8 million improvement over our $44.4 million loss last year. This year we generated approximately $12.7 million in cash from operations — a $7.0 million improvement over our 2011 results. In 2012, operating cash flows were unaffected by one-time asset sales or debt extinguishments. Improved operating cash flows were the result of increased revenue, decreased expenses and more efficient deployment of working capital. In 2012, management took a variety of actions intended to improve Alion’s overall cash flow, reduce days’ sales outstanding (DSO) overall, and reduce unbilled receivables in particular. Management and operational focus along with improved reporting and visibility, mandatory cash flow training, and increased collaboration with our customers have helped resolve contract funding issues and enabled the Company to bill customers sooner and to collect cash for receivables more quickly.

In 2012, we realized the benefit of our efforts to manage receivables and other assets which contributed $8.4 million to operating cash flow. In 2011, growing receivables and investments in other assets consumed $7.6 million in cash. This year non-cash accruals increased to $16.6 million compared to $12.4 million last year. In 2011 our outstanding payables increased and boosted cash flow by $7.9 million. In 2012, we were able to bring down payables by $7.6 million. In 2011, payables climbed by almost $7.9 million. The 2012 reduction in payables represents a change of more than $15 million year over year.

This year like most years, we had significant non-cash operating expenses: $16.8 million for debt issue costs and PIK interest; $11.7 million for depreciation and amortization; $7.0 million for income taxes. In 2012 depreciation and amortization charges increased by $300 thousand; charges for amortizing recently deployed intangibles offset expected reductions in charges for amortizing JJMA and Anteon contracts. Non-cash debt related charges were higher by $400 thousand compared to 2011 because we had more Secured Notes outstanding. Periodic income tax accruals were unchanged year over year. Non-cash charges for compensation declined to $1.4 million in 2012 compared to $2.7 million in 2011.

This year we invested $2.7 million in tangible and intangible capital assets. This year’s expenditures were more consistent with our traditional investment levels. In 2011, we invested in several internally-developed software applications and created major ship-design prototypes to support efforts to expand our presence in the domestic and international naval architecture and engineering markets. The $3.6 million reduction in expenditures contributed to our increased cash on hand at year end.

In 2012, Alion collected $829 million in receivables. Last year collections were just under $800 million. This $29 million improvement was consistent with higher revenue, increased collection efforts and improvements in the contract modification process resulting in a reduction of our unbilled receivables. Our success enabled us to return to our prior pattern of collections outpacing revenue. Our year end billed receivable balance increased by approximately $9 million as a result of increased revenues and moving unbilled receivables to billed receivables. Increased revenue and contract funding modifications allowed us to bill customers for both current and previous work, and led to higher year end balances for outstanding invoices. The actions that increased our outstanding invoice balance also helped reduced year end unbilled and at-risk receivables by more than $13 million. Unbilled receivables declined to 49% of total accounts receivable, compared to 55% of total accounts receivable last year.

Our 2012 DSO declined to 78.3 days from 83.6 days outstanding in September 2011. Higher overall revenue in 2012 caused our revenue per day to increase approximately 3.8% compared to 2011. This accounted for a 3.0 day decrease in DSO. A $5.1 million decrease in overall receivables accounted for an additional 2.3 day decrease in DSO as of September 2012. We determine DSO based on trailing twelve month revenue and net receivables. We expect DSO to track at current levels for at least the next several months.

Cash management efforts held total year-to-date revolver borrowing activity to $26.0 million, $9.0 million more than 2011’s activity. In 2012 and 2011 our highest revolver balance was $10 million, although we did use our revolver to a slightly greater extent this year. Our weighted average utilized balance was $711 thousand in 2012 compared to $185 thousand in 2011. We did not use our revolver from October through mid-February and only had to access our revolver for three weeks in the third quarter of fiscal 2012.

Share redemptions from the ESOP Trust and loans to the ESOP Trust were $1.2 million lower in 2012, partly because of lower share prices for our common stock. This year we repurchased $4.8 million of common stock compared to $5.7 million in 2011 share repurchases. Although ESOP loans were lower this year than last year, they did not significantly affect our cash flow this year or last year. However, we expect to face greater diversification demands during the coming fiscal year as more plan participants become eligible to diversify their ESOP holdings into mutual fund investments. This will likely increase the funds we have to lend to the ESOP Trust.

Employee investments in Alion common stock continued to decline year over year, in part, to the reductions in Alion personnel that we discussed previously in this report. In 2012, employees invested $706 thousand less in our common stock than they did in 2011. Unlike 2011 when we received cash for both current and prior year employee investments, this year we only received cash for mid-year salary deferrals. This decreased this year’s cash inflows by $3.9 million compared to last year.

We cannot predict with any degree of accuracy the extent to which share re-purchases for distribution and diversification demands will increase in future years. However, as required by the IRC, ERISA and the terms of the Plan, this coming year a significant number of ESOP participants will become eligible to diversify their vested ESOP shares into investments other than shares of Alion common stock. During the first half of the coming fiscal year, such diversification demands are likely to increase the Company’s share redemption cash outflows beyond recent historical levels. Management also believes that potential distribution and diversification demands are likely to increase overall. Such demands could increase further with any future increase in the price of a share of Alion common stock.

While a decline in the price of a share of Alion common stock, as occurred in past three valuations (September 2012, March 2012, and September 2011), could reduce the value of each individual Plan participant’s beneficial interest, such a potential price decline could be offset by increased distribution and diversification requests and thus might not reduce the aggregate value of future demands on the Company’s cash. Management attempts to monitor future potential impacts through reliance in part on internal and external financial models that incorporate Plan census data along with financial inputs intended to simulate changes in Alion’s share price.

Based on our existing long-term financing, our cash on hand, and our continuing cash management efforts, we believe we will have sufficient cash from operations and the revolving credit facility to meet obligations over the next twenty-one months. Alion retains the ability to restrict or defer certain types of cash payments that in the past caused the Company to fail to comply with certain prior debt covenants.

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

The next regularly scheduled valuation period ends March 2013. Interest rates, market-based factors and volatility, as well as the Company’s financial results will affect the future value of a share of Alion common stock. After each semi-annual valuation period, the ESOP Plan permits former employees and beneficiaries to request distribution of their vested ESOP account balances. Consistent with the terms of the Plan, the Company intends to pay distribution requests in five annual installments and to defer initial payments as permitted. The Plan allows the Company to defer initial installment payments for five years for former employees who are not disabled, deceased or retired.

The coming fiscal year is the fifth Plan year since the Company instituted permitted redemption delays. Therefore, all other things being equal, management does not forecast that this practice will materially, favorably affect near-term ESOP-related cash outflows. In the second quarter of the upcoming fiscal year, Alion faces the probability of greater cash flow demands to fund ESOP diversification requests from employees who have met statutory age and length of service eligibility requirements.

Discussion of Debt Structure

Alion’s current debt structure includes a $35 million revolving credit facility, $323.3 million in Secured Notes ($310 million in initial face value plus $13.3 million in PIK interest notes issued), and $245 million in Unsecured Notes. Our credit arrangements, including our Unsecured and Secured Note Indentures and our revolving credit facility include a number of covenants. We expect to be able to comply with our indenture covenants and our credit facility financial covenants for at least the next twenty-one months. The Company is in compliance with each of the affirmative and negative financial and non-financial covenants in its existing debt agreements. See Note 11 – Long term debt in the accompanying audited financial statements elsewhere in this report for a detailed discussion of Alion’s current debt structure and a list of relevant terms and limitations in existing long-term debt agreements including our Credit Agreement, the Secured Note Indenture and the Unsecured Note Indenture.

Credit Agreement – Covenant Compliance

Alion’s Credit Agreement defines Consolidated EBITDA and requires the Company to achieve minimum Consolidated EBITDA threshold in order to maintain access to its credit facility and avoid potential cross default on the Secured and Unsecured Notes. Neither EBITDA nor Consolidated EBITDA is a measure of financial performance in accordance with generally accepted accounting principles.

The Credit Agreement permits Alion to exclude certain expenses and requires it to exclude certain one-time gains when computing Consolidated EBITDA. The Credit Agreement required Alion to have a minimum $60.5 million in Consolidated EBITDA for the twelve months ended September 30, 2012. We had approximately $71.8 million in Consolidated EBITDA for the twelve months ended September 30, 2012 and exceeded the requirement by approximately $11.3 million. The minimum Consolidated EBITDA requirement will increase to $63.0 million beginning on October 1, 2012.

	September 30, 2012	September 30, 2011
TTM Consolidated EBIDTA	$ 71.8 million	$ 63.2 million
TTM Consolidated Interest Expense	$ 74.9 million	$ 73.9 million
Ratio	0.96 to 1.0	0.86 to 1.0

Secured Note Indenture and Unsecured Note Indenture

There are no financial covenants in either the Secured Note Indenture or the Unsecured Note Indenture. Certain provisions in the Secured Note Indenture and the Unsecured Note Indenture limit our ability to incur additional debt or pay dividends if our ratio of trailing twelve month Adjusted EBITDA to trailing twelve-month Consolidated Interest Expense is not greater than 2.0 to 1.0. The Secured and Unsecured Note Indentures define Adjusted EBITDA and Consolidated Interest Expense. Adjusted EBITDA under the Secured Note Indenture and the Unsecured Note Indenture differs from Consolidated EBITDA as defined in our Credit Agreement. Adjusted EBITDA is less than Consolidated EBITDA because it does not include employee investments in Alion common stock. Set out below are our actual ratios as of September 30, 2012 and 2011.

	September 30, 2012	September 30, 2011
TTM Adjusted EBIDTA	$ 69.3 million	$ 60.1 million
TTM Consolidated Interest Expense	$ 74.9 million	$ 73.9 million
Ratio	0.93 to 1.0	0. 81 to 1.0

During the next three fiscal years the Company expects that at a minimum, it will have to make the estimated interest and principal payments set forth in the table below. Management believes that Alion will need to refinance its existing secured indebtedness prior to maturity. Management predicts that the Company will be unable to generate sufficient cash flow from operations to retire its debt at it comes due. There can be no assurance that we will be able to obtain future financings on acceptable terms, if at all.

	3-Fiscal Year Period
	($ In thousands)
	2013	2014	2015
Credit Agreement
- Interest (1)	$966	$863	$—
Secured Notes (2)

- Interest	32,491	33,144	16,821
- Principal	—	—	339,788
Unsecured Notes (3)

- Interest	25,113	25,113	12,556
- Principal	—	—	245,000

Total cash – pay interest	58,570	59,120	29,377
Total cash – pay principal	—	—	584,788

Total	$58,570	$59,120	$614,165

(1)	We expect we will occasionally use our $35.0 million revolving credit facility to meet working capital needs through 2014. Management expects the average utilized revolver balance will be immaterial and that interest expense will consist of commitment fees for unused balances and outstanding letters of credit. The current facility expires August 22, 2014.
(2)	The Secured Notes bear interest at 10% in cash and 2% in PIK. Outstanding principal will increase over time for the 2% compounding PIK interest added to the initial $310 million in principal. The Secured Notes, including $29.8 million in PIK interest, mature November 1, 2014.
(3)	The Unsecured Notes bear interest at 10.25% and mature February 1, 2015.

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

As of September 30, 2012, Alion had spent a cumulative total of $91.5 million to repurchase shares of its common stock to satisfy ESOP distribution and diversification requests from former employees and Plan beneficiaries. In 2008, we changed our prior practice of immediately paying out all distribution requests in full. In March 2008, we began paying ESOP beneficiaries over the five-year distribution period permitted by ERISA and the terms of the Plan. Alion intends to continue this practice for the foreseeable future in part to offset the cash flow effects of annual employee diversification requests that began in fiscal 2008 and which are expected to continue for the foreseeable future. Our debt agreements limit our ability to fund certain discretionary ESOP diversification demands on our cash flow. The table below lists current and prior year share re-purchases.

Date	Number of Shares Repurchased	Share Price	Total Value Purchased
			(In thousands)
Last two years of repurchases
December 2010	119,945	$26.65	$3,196
February 2011	322	$26.65	$8
March 2011	136	$26.65	$4
April 2011	166	$27.15	$5
May 2011	3,677	$27.15	$100
June 2011	87,319	$27.15	$2,371
July 2011	2,300	$27.15	$62
August 2011	292	$27.15	$8
September 2011	289	$27.15	$8
November 2011	1,481	$20.95	$31
December 2011	106,385	$20.95	$2,231
January 2012	22,782	$20.95	$477
May 2012	3,104	$18.00	$56
June 2012	113,342	$18.00	$2,040
August 2012	418	$18.00	$8

Total	461,957		$10,605

Management believes cash flow from operations and cash available under Alion’s current revolving credit facilities should provide sufficient capital to fulfill current business plans and fund working capital needs for at least the next twenty-one months. Over the past year, Alion has been able to manage its obligations without having had to significantly access its revolving credit facility for any material period of time. Management believes that over the next twenty-one months Alion will be able to continue to manage future cash flows in a similar manner without having to utilize the revolving credit facility for material periods of time or significant amounts. Therefore, management also believes that despite the increasing EBITDA threshold in the Credit Agreement, Alion will likely be able to maintain access to its revolving credit facility as and when necessary.

Although the financial covenants in Alion’s Credit Agreement are less restrictive than similar covenants in the Term B Senior Credit Agreement were, the Company must generate higher levels of EBITDA in the coming fiscal year and thereafter in order to be able to continue accessing its revolving credit facility over the remaining life of the Credit Agreement. Management believes Alion will be able to meet this and other financial covenants and thereby maintain access to its short-term borrowing capability.

Management intends to continue to focus on organic growth, margin improvement and process improvement. We plan to achieve incremental cash flow and operating performance improvements through more efficient, less costly business processes, reduced operating expenses and further organizational streamlining. However, even if operating cash flows were to improve beyond management’s current forecast, Alion must generate significantly more revenue than it currently does and must earn net income to be able to meet its obligations. Absent these events, Alion will be unable to repay principal and interest on the Secured Notes and Unsecured Notes, and may be unable to meet ESOP repurchase and diversification obligations.

The Secured Note Indenture, the Unsecured Note Indenture and the Credit Agreement allow Alion to make certain permitted acquisitions. If the Company were to have the available resources and were to identify a suitable candidate, it might use available financing to make a permitted acquisition. We will need to refinance some if not all our senior debt prior to maturity in November 2014 and February 2015 when we will have to pay out more than $600 million over a three-month period. We are uncertain if we will be able to refinance these obligations or if refinancing terms will be favorable. We will also have to extend or replace our Credit Agreement which expires in August 2014.

If we cannot refinance our senior debt, we will not have sufficient cash from operations to satisfy all our obligations. If plans or assumptions change, if assumptions prove inaccurate, if we make additional or larger investments than we currently plan, if we invest in or acquire other companies to a greater extent than we currently plan, if we experience unexpected costs or competitive pressures, or if existing cash and projected cash flow from operations prove insufficient, we may need to obtain additional financing sooner than we expect. We intend only to enter into new financing or refinancing we believe to be advantageous. However, given the extent of our existing debt and the most-recent further downgrade of our credit rating, and the uncertain state of the government services marketplace and federal budget constraints, we cannot be certain sources of financing will be available to us in the future, or, if available, that financing terms would be favorable.

The following table summarizes the contractual and other long-term debt obligations Alion is legally obligated to pay. The table does not include income tax obligations as we do not expect to have to pay taxes for at least the next five years.

	Payments Due by Fiscal Year (In thousands)
	Total	2013	2014	2015	2016	Thereafter
Contractual Obligations:
Long-term debt including principal and interest	$731,855	$58,570	$59,120	$614,165	$—	$—
Lease Obligations	147,838	25,974	25,425	24,925	20,701	50,813

Total contractual obligations	$879,693	$84,544	$84,545	$639,090	$20,701	$50,813

Off-Balance Sheet Financing Arrangements

Alion accounts for operating leases entered into in the routine course of business in accordance with ASC 840 Leases. Our only off-balance sheet financing arrangements are operating leases and letters of credit under our revolving credit agreement. Alion has no relationship with any unconsolidated or special purpose entity and has not issued any guarantees.

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

U.S. federal government contracts are subject to periodic funding by our contracting agency customers. A customer may fund a contract at inception or incrementally throughout the period of performance as services are provided. If we determine contract funding is not probable, we defer revenue recognition until realization is probable. The federal government can audit Alion’s contract costs and adjust amounts through negotiation. The federal government considers Alion a major contractor and maintains an office on site. DCAA is currently auditing our 2006 and 2007 claimed indirect costs. We are negotiating our 2005 indirect rates and have settled our rates through 2004. We timely submitted our indirect cost proposals for all open fiscal years. We have recorded revenue on federal government contracts in amounts we expect to realize.

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

Income Taxes

Alion accounts for income taxes by applying the provisions in currently enacted tax laws. The Company determines deferred income taxes based on the estimated future tax effects of differences between the financial statement and tax bases of its assets and liabilities. Deferred income tax provisions and benefits change as assets or liabilities change from year to year. In providing for deferred taxes, Alion considers the tax regulations of the jurisdictions where it operates; estimates of future taxable income; and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies change, the carrying value of deferred tax assets and liabilities may require adjustment.

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

Going Concern Assumption

Each year management assesses Alion’s financial capabilities, forecast cash flows and liquidity to determine whether it is appropriate for the Company to report its financial position on a going concern basis. Management believes that in the coming fiscal year Alion will generate sufficient revenue and cash flow to meet debt service requirements, fund operations and comply with the minimum Consolidated EBITDA covenant in Alion’s revolving credit agreement. Management’s going concern determination is based on current forecasts for which future results could differ materially as a result of general economic uncertainties and risks associated with federal government spending and contracting levels for the coming calendar year. Based on management’s going concern determination, Alion’s consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability of assets or the amounts of liabilities that may result from the resolution of the uncertainty about the Company’s ability to continue as a going concern.

Alion depends heavily on federal government prime contracts and subcontracts which account for nearly all the Company’s revenue. Interruptions in the government funding process, whether from federal budget delays, debt ceiling limitations, sequestration or Department of Defense spending cuts, could materially and adversely affect the Company’s revenue and cash flows in the coming year. This could cause Alion to be unable to fund operations, meet debt service requirements or comply with the revolving credit agreement Consolidated EBITDA covenant.

If Alion were unable to meet the revolving credit agreement Consolidated EBITDA covenant, the Company would be unable to borrow funds and could be required to immediately repay any amount then outstanding under the revolving credit agreement. The Company could seek a covenant waiver or an amendment to the revolving credit agreement in order to preserve its ability to borrow funds as and when needed. Management can provide no assurance that Alion would be able to obtain an amendment or waiver, or if one were available, that the terms would be favorable. If the Company was unable to obtain a requested waiver or amendment, it might be unable to pay its debts as they became due.

In each of the past three fiscal years, Alion generated sufficient cash flow from operations to fulfill its financial commitments. Nevertheless, management does not expect current operations to generate sufficient cash flow for Alion to be able to repay its outstanding debt when it becomes due in fiscal 2015. The Company will need to identify additional sources of financing to retire its existing debt. Management can provide no assurance such additional sources of financing will be available, and if available, that terms would be favorable.

Cash and Cash Equivalents

The Company considers cash in banks, and deposits with financial institutions with maturities of three months or less at time of purchase which it can liquidate without prior notice or penalty, to be cash and cash equivalents.

Accounts Receivable and Billings in Excess of Revenue Earned

Accounts receivable include billed accounts receivable, amounts currently billable and revenue in excess of billings on uncompleted contracts (accumulated project expenses and fees which were not billed or are not currently billable as of the date of the consolidated balance sheet). Revenue in excess of billings on uncompleted contracts is stated at estimated realizable value. Unbilled accounts receivable include revenue recognized for customer-requested work Alion performed on new and existing contracts for which the Company had not received contracts or contract modifications. The allowance for doubtful accounts is Alion’s best estimate of the amount of probable losses in the Company’s existing billed and unbilled accounts receivable. The Company determines the allowance using specific identification and historical write-off experience based on receivable age. Billings in excess of revenue and advance collections from customers represent amounts received from or billed to customers in excess of project revenue recognized to date.

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

Goodwill

Management determined that, on an enterprise value basis, Alion’s reporting units have positive carrying value. In reviewing its discounted cash flow analysis prepared for testing goodwill for potential impairment, management considered macroeconomic and other conditions such as:

•	the deterioration in general economic conditions arising from federal budget deficits;

•	Defense and aerospace industry and market concerns about the effects of sequestration and federal budget deficits on future Department of Defense procurement actions;

•	Alion’s credit rating and its potential for limiting future access to capital;

•	An increase in market risks

•	A lower discount rate for valuing estimated future cash flows;

•	A decline in market-dependent multiples and metrics in both absolute terms and for Alion relative to its peers;

•	Alion’s current year sales increase compared to last year; and

•	Alion’s success in obtaining $833 million of additional customer contract funding and new contracts in the past six months.

Alion completed its most recent goodwill impairment analysis in the fourth quarter of fiscal year 2012 and concluded no goodwill impairment existed as of September 30, 2012. Management determined the totality of events and circumstances would not have supported a decision to roll forward its prior year goodwill impairment analysis and avoid performing a step one goodwill impairment analysis. Management chose to perform a step one analysis which supported a lower enterprise value for Alion as of September 2012 compared to September 2011. September 2012 estimated discounted future cash flows declined 11% compared to September 2011. The estimated fair value of Alion’s outstanding debt increased approximately seven percent from September 2011 to September 2012. As a result of changes in Alion’s estimated enterprise fair value, the estimated fair value of Alion’s outstanding redeemable common stock declined approximately 21% from September 2011 to September 2012.

As of September 30, 2012, the estimated fair value of each reporting unit substantially exceeded its carrying value. Consistent with prior years’ disclosures, the decline in discounted cash flows for 2012 compared to 2011 did not result in an impairment to goodwill. The results of Alion’s step one impairment testing make it unlikely that a reasonably probable change in assumptions would have triggered an impairment. A hypothetical 10% decrease in fair value would not have resulted in impairment to goodwill for any reporting unit or triggered the need to perform additional step two analyses for any reporting unit.

The tables below set out for each reporting unit as of September 30, 2012 and 2011: the goodwill assigned to each reporting unit; reporting unit carrying value; reporting unit estimated fair value; and the excess of estimated fair value over carrying value for each reporting unit. Management used the reporting unit estimated fair values presented below in testing goodwill for impairment in the fourth quarter of fiscal year 2012 and 2011.

	Goodwill	Carrying Value	Estimated Fair Value	Excess of Estimated Fair Value over Carrying Value
	at September 30, 2012
Sector	(In millions, except percentages)
TEOSS	$201.9	$197.7	$258.4	$60.7	31%
EISS	197.0	193.2	227.6	34.4	18%

Total	$398.9	$390.9	$486.0	$95.1	24%

	Goodwill	Carrying Value	Estimated Fair Value	Excess of Estimated Fair Value over Carrying Value
	at September 30, 2011
Sector	(In millions, except percentages)
TEOSS	$201.9	$212.8	$295.6	$82.8	39%
EISS	197.0	205.9	242.8	36.9	18%

Total	$398.9	$418.7	$538.4	$119.7	29%

Intangible Assets

Alion amortizes intangible assets as it consumes economic benefits over estimated useful lives. As of September 30, 2012, the Company had approximately $5.2 million in net intangible assets, including contracts purchased in the JJMA and Anteon contract acquisitions and internally-developed software and engineering designs. Alion’s intangible assets have the following estimated useful lives:

Purchased contracts	1 – 6 years
Internal use software and engineering designs	1 – 5 years

Redeemable Common Stock

There is no public market for Alion’s redeemable common stock and therefore no observable price for its equity, individually or in the aggregate. The ESOP Trust holds all the Company’s outstanding common stock. Under certain circumstances, ESOP beneficiaries can require the ESOP Trust to distribute the value of their beneficial interests. The Internal Revenue Code (IRC) and the Employee Retirement Income Security Act (ERISA) require the Company to offer ESOP participants who receive Alion common stock a liquidity put right. The put right requires the Company to purchase distributed shares at their then-current fair market value at any time during two put option periods. Common stock distributed by the ESOP Trust is subject to a right of first refusal. Prior to any subsequent transfer, the shares must first be offered to the Company and then to the ESOP Trust. Eventual redemption of shares of Alion common stock as a result of distributions is outside the Company’s control. Therefore, Alion classifies its outstanding shares of redeemable common stock as other than permanent equity.

At each reporting date, Alion is required to increase or decrease the reported value of its outstanding common stock to reflect its estimated redemption value. Management estimates the value of Alion’s obligation to repurchase its outstanding shares of redeemable common stock by considering, in part, the most recent price at which the Company was able to sell shares to the ESOP Trust. The reported value of outstanding redeemable common stock equals the current share price multiplied by total shares issued and outstanding.

In its fiduciary capacity the ESOP Trustee is independent of the Company and its management. Consistent with its fiduciary responsibilities, the ESOP Trustee retains an independent third party valuation firm to assist it in determining the fair market value (share price) at which the ESOP Trustee may acquire or dispose of investments in Alion common stock. The Audit and Finance Committee of Alion’s Board of Directors reviews the reasonableness of the amount management has determined Alion should recognize for the Company’s obligation to repurchase shares of its outstanding redeemable common stock. The Audit and Finance Committee considers various factors in its review, including, in part, the most recent valuation report and the share price selected by the ESOP Trustee.

Alion records changes in the reported value of its outstanding common stock through an offsetting charge or credit to accumulated deficit. The Company recognizes changes in the fair value of its redeemable common stock on March 31 and September 30 each year. The accumulated deficit at September 30, 2012 included a $10.6 million cumulative benefit for changes in share price which reduced the Company’s aggregate share redemption obligation. Outstanding redeemable common stock had an aggregate fair value of approximately $110.8 million as of September 30, 2012.

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

Fair Value of Financial Instruments

Alion is required to disclose the fair value of its financial instruments, but is not required to record its senior long term debt at fair value. See Note 11 for a discussion of Alion’s long term debt and Note 12 for the related fair value disclosures. The fair value of cash, cash equivalents, accounts payable and accounts receivable is not materially different from carrying value because of the short maturity of those instruments.

Off-Balance Sheet Financing Arrangements

Alion accounts for operating leases entered into in the routine course of business in accordance with ASC 840 Leases. We have no off-balance sheet financing arrangements other than operating leases and letters of credit under our revolving credit facility. Alion has no relationship with any unconsolidated or special purpose entity and has not issued any guarantees.

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

In September 2011, the FASB issued Accounting Standards Update 2011-08 (ASU 2011-08), Intangibles—Goodwill and Other (Topic 350) – Testing Goodwill for Impairment. ASU 2011-08 permits an entity to first assess qualitative factors including the totality of events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value and therefore whether to test goodwill for impairment. Under ASU 2011-08 an entity may bypass qualitative assessment for any reporting unit in any period and perform a Step One analysis and may resume using qualitative assessment in any subsequent period.

ASU 2011-08 removes the requirement that an entity calculate the fair value of a reporting unit unless the entity determines it is more likely than not that the reporting unit’s fair value is less than its carrying value. Where an entity is required to test goodwill for impairment, ASU 2011-08 does not change existing guidance on how to test goodwill for impairment. The update improves the examples an entity should consider in determining whether to measure an impairment loss for a reporting unit with negative carrying value. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company adopted ASU 2011-08 in the first quarter this year.

In May 2011, the FASB issued Accounting Standards Update 2011-04 (ASU 2011-04) Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 provides guidance on how to measure fair value; expands fair value disclosure requirements; and offers guidance on what disclosures to make about fair value measurements. ASU 2011-04 was effective for all public companies for interim and annual periods beginning after December 15, 2011.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

We face interest rate risk for periodic borrowings on our $35.0 million senior revolving credit facility. Outstanding balances, if any, bear interest at a variable rate based on Credit Suisse’s prime rate plus a maximum spread of 600 basis points. Variable rates increase the risk that interest charges could increase materially if both market interest rates and outstanding balances were to increase. We estimate that a 100 basis point change in interest rates under the revolving credit facility would not have a material effect on the company’s operating results. The Secured Notes and the Unsecured Notes are fixed-rate obligations. Other than the current revolving credit facility, Alion currently has no variable rate debt. We do not use derivatives for trading purposes. We invest excess cash in short-term, investment grade, and interest-bearing securities.

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

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements of Alion Science and Technology Corporation

Report of Independent Registered Public Accounting Firm	46

Consolidated Financial Statements:

Consolidated Balance Sheets as of September 30, 2012 and 2011	47

Consolidated Statements of Comprehensive Loss for the years ended September 30, 2012, 2011, and 2010	48

Consolidated Statements of Redeemable Common Stock, Common Stock Warrants, and Accumulated Deficit for the years ended September 30, 2012, 2011, and 2010	49

Consolidated Statements of Cash Flows for the years ended September 30, 2012, 2011, and 2010	50

Notes to Consolidated Financial Statements	51

Consolidated Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts	111

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Alion Science and Technology Corporation

McLean, Virginia

We have audited the accompanying consolidated balance sheets of Alion Science and Technology Corporation and subsidiaries (the “Company”) as of September 30, 2012 and 2011, and the related consolidated statements of comprehensive loss, redeemable common stock, common stock warrants and accumulated deficit, and cash flows for each of the three years in the period ended September 30, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects the financial position of Alion Science and Technology Corporation and subsidiaries as of September 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

December 17, 2012

ALION SCIENCE AND TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,
	2012	2011
	(In thousands, except share and per share information)
Current assets:
Cash and cash equivalents	$27,227	$20,818
Accounts receivable, net	175,293	180,364
Receivable due from ESOP Trust	1,129	—
Prepaid expenses and other current assets	5,448	6,086

Total current assets	209,097	207,268
Property, plant and equipment, net	10,605	10,367
Intangible assets, net	5,242	11,734
Goodwill	398,921	398,921
Other assets	11,431	16,198

Total assets	$635,296	$644,488

Current liabilities:
Interest payable	$17,658	$17,392
Trade accounts payable	44,793	52,355
Accrued liabilities	52,460	48,435
Accrued payroll and related liabilities	39,926	39,738
Billings in excess of revenue earned	2,666	2,752

Total current liabilities	157,503	160,672
Secured Notes	306,502	291,003
Unsecured Notes	242,923	242,064
Accrued compensation and benefits, excluding current portion	5,905	5,729
Non-current portion of lease obligations	12,364	10,762
Deferred income taxes	51,156	44,181
Commitments and contingencies
Other liabilities	—	980
Redeemable common stock, $0.01 par value, 8,000,000 shares authorized, 6,731,889 and 6,041,029 shares issued and outstanding at September 30, 2012 and September 30, 2011	110,740	126,560
Common stock warrants	20,785	20,785
Accumulated other comprehensive loss	(149)	(123)
Accumulated deficit	(272,433)	(258,125)

Total liabilities, redeemable common stock, warrants and accumulated deficit	$635,296	$644,488

See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended September 30,
	2012	2011	2010
	(In thousands, except share and per share information)
Contract revenue	$817,204	$787,314	$833,988
Direct contract expense	632,831	603,481	638,000

Gross profit	184,373	183,833	195,988

Operating expenses	91,494	83,035	87,970
General and administrative	52,441	65,305	69,098

Operating income	40,438	35,493	38,920
Other income (expense):
Interest income	78	45	119
Interest expense	(74,934)	(73,919)	(67,613)
Other	(55)	32	(242)
Gain on debt extinguishment	—	939	50,749

Total other income (expenses)	(74,911)	(72,903)	(16,987)
Income (loss) before income taxes	(34,473)	(37,410)	21,933
Income tax expense	(6,974)	(6,974)	(37,165)

Net loss	$(41,447)	$(44,384)	$(15,232)

Basic and diluted loss per share	$(6.74)	$(7.83)	$(2.81)

Basic and diluted weighted average common shares outstanding	6,148,438	5,671,977	5,427,979

Net loss	$(41,447)	$(44,384)	$(15,232)
Other comprehensive income:
Postretirement actuarial gains	26	55	61

Comprehensive loss	$(41,421)	$(44,329)	$(15,171)

See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK,

COMMON STOCK WARRANTS AND ACCUMULATED DEFICIT

FOR THE YEARS ENDED SEPTEMBER 30, 2012, 2011, AND 2010

	Redeemable Common Stock		Common Stock Warrants	Comprehensive Loss	Accumulated Deficit
	Shares	Amount
	(In thousands, except share and per share information)
Balances at September 30, 2009	5,424,274	$187,137	$—	$—	$(274,559)
Redeemable common stock issued	516,590	14,124	—	—	—
Redeemable common stock retired	(282,630)	(9,338)	—	—	—
Common stock warrants issued	—	—	20,785	—	—
Change in common stock redemption value	—	(41,131)	—	—	41,131
Postretirement medical plan actuarial benefit	—	—	—	61	—
Loss on sale of subsidiary	—	—	—	—	2,390
Net loss for year ended September 30, 2010	—	—	—	(15,232)	(15,232)

Comprehensive loss for year ended September 30, 2010	—	—	—	$(15,171)	—

Balances at September 30, 2010	5,658,234	$150,792	$20,785		(246,270)

Redeemable common stock issued	597,240	14,059	—	—	—
Redeemable common stock retired	(214,445)	(5,762)	—	—	—
Change in common stock redemption value	—	(32,529)	—	—	32,529
Postretirement medical plan actuarial benefit	—	—	—	55	—
Net loss for year ended September 30, 2011	—	—	—	(44,384)	(44,384)

Comprehensive loss for year ended September 30, 2010	—	—	—	$(44,329)	—

Balances at September 30, 2011	6,041,029	$126,560	$20,785		$(258,125)

Redeemable common stock issued	938,492	16,162	—	—	—
Redeemable common stock retired	(247,632)	(4,843)	—	—	—
Change in common stock redemption value	—	(27,139)	—	—	27,139
Postretirement medical plan actuarial benefit	—	—	—	26	—
Net loss for year ended September 30, 2011	—	—	—	(41,447)	(41,447)

Comprehensive loss for year ended September 30, 2010	—	—	—	$(41,421)	—

Balances at September 30, 2012	6,731,889	$110,740	$20,785		$(272,433)

See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities:
Net loss	$(41,447)	$(44,384)	$(15,232)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,741	11,409	16,777
Paid in kind interest	6,423	6,300	3,263
Bad debt expense	802	—	—
Amortization of debt issuance costs	10,421	10,143	7,199
Change in fair value of redeemable common stock warrants	—	—	(160)
Incentive and stock-based compensation	1,310	2,655	3,171
Gain on debt extinguishment	—	(939)	(50,749)
Deferred income taxes	6,974	6,974	37,207
Loss on sale of subsidiary	—	—	2,589
Gain on sale of contracts	—	—	(514)
Other gains and losses	(95)	29	(59)
Changes in assets and liabilities:
Accounts receivable, net	4,269	(6,332)	6,624
Other assets	4,122	(1,277)	(1,287)
Trade accounts payable	(7,562)	7,869	(16,102)
Accrued liabilities	16,513	12,370	1,595
Interest payable	266	175	8,178
Other liabilities	(1,056)	729	(104)

Net cash provided by operating activities	12,681	5,721	2,396
Cash flows from investing activities:
Cash paid for acquisitions-related obligations	—	—	(50)
Capital expenditures	(2,731)	(6,305)	(2,207)
Asset sales proceeds	—	14	110

Net cash used in investing activities	(2,731)	(6,291)	(2,147)
Cash flows from financing activities:
Sale of Secured Notes	—	—	281,465
Sale of Common Stock Warrants	—	—	20,785
Payment of debt issue costs	—	(710)	(18,183)
Repurchase Senior Unsecured Notes	—	(3,993)	—
Repayment of Term B Loan	—	—	(236,596)
Repurchase of Subordinated Note and related warrants	—	—	(25,000)
Revolver borrowings	26,000	17,000	84,200
Revolver repayments	(26,000)	(17,000)	(84,200)
Loan to ESOP Trust	(477)	(776)	(5,323)
ESOP loan repayment	477	776	5,323
Redeemable common stock purchased from ESOP Trust	(4,843)	(5,762)	(9,338)
Redeemable common stock sold to ESOP Trust	1,302	5,158	2,128

Net cash provided by (used in) financing activities	(3,541)	(5,307)	15,261
Net increase (decrease) in cash and cash equivalents	6,409	(5,877)	15,510
Cash and cash equivalents at beginning of period	20,818	26,695	11,185

Cash and cash equivalents at end of period	$27,227	$20,818	$26,695

Supplemental disclosure of cash flow information:
Cash paid for interest	$57,755	$57,301	$49,161
Cash paid (received) for taxes	—	—	(41)
Non-cash investing and financing activities:
Common stock issued to ESOP Trust in satisfaction of employer contribution liability	$13,732	$10,797	$10,099
Landlord funded leasehold improvements	$1,841	$2,823	$1,197

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

Alion was formed as a for-profit S-corporation in October 2001, to purchase substantially all assets and certain liabilities of IIT Research Institute (IITRI), a not-for-profit corporation controlled by Illinois Institute of Technology (IIT). In December 2002, Alion acquired substantially all of IITRI’s assets and liabilities except for its Life Sciences Operation, for approximately $127.3 million. Prior to that time, the Company’s activities were organizational in nature. In 2010, the Company became a C-corporation when it ceased to qualify as an S corporation.

(2) Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying audited consolidated financial statements include the accounts of Alion Science and Technology Corporation (a Delaware corporation) and its wholly-owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles on the accrual basis of accounting. The statements include the accounts of Alion and its wholly-owned subsidiaries from date of formation or acquisition. All inter-company accounts have been eliminated in consolidation. The wholly-owned subsidiaries are:

•	Innovative Technology Solution Corporation (ITSC) – acquired October 2003

•	Alion - IPS Corporation (IPS) – acquired February 2004

•	Alion - METI Corporation (METI) – acquired February 2005

•	Alion - CATI Corporation (CATI) – acquired February 2005

•	Alion International Corporation (Alion International) – established February 2005

•	Alion Science and Technology (Canada) Corporation – established February 2005

•	Alion - JJMA Corporation (JJMA) – acquired April 2005

•	Alion - BMH Corporation (BMH) – acquired February 2006

•	Washington Consulting, Inc. (WCI) – acquired February 2006

•	Alion - MA&D Corporation (MA&D) – acquired May 2006

•	Alion Offshore Services, Inc. (Alion Offshore) (Delaware) – established May 2006

•	Washington Consulting Government Services, Inc. (WCGS) – established July 2007

•	Alion India Corporation (Alion India) (Delaware) – established May 2012

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

Reclassifications

Certain items in the consolidated financial statements have been reclassified to conform to the current presentation. The Company has aggregated indirect contract expense, rental and occupancy expense, depreciation and amortization as operating expenses. These amounts were formerly presented separately on the face of the statement of comprehensive loss.

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

U.S. federal government contracts are subject to periodic funding by our contracting agency customers. A customer may fund a contract at inception or incrementally throughout the period of performance as services are provided. If we determine contract funding is not probable, we defer revenue recognition until realization is probable. The federal government can audit Alion’s contract costs and adjust amounts through negotiation. The federal government considers Alion a major contractor and maintains an office on site. DCAA is currently auditing our 2006 and 2007 claimed indirect costs. We are negotiating our 2005 indirect rates and have settled our rates through 2004. We timely submitted our indirect cost proposals for all open fiscal years. We have recorded revenue on federal government contracts in amounts we expect to realize.

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

Income Taxes

Alion accounts for income taxes by applying the provisions in currently enacted tax laws. The Company determines deferred income taxes based on the estimated future tax effects of differences between the financial statement and tax bases of its assets and liabilities. Deferred income tax provisions and benefits change as assets or liabilities change from year to year. In providing for deferred taxes, Alion considers the tax regulations of the jurisdictions where it operates; estimates of future taxable income; and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies change, the carrying value of deferred tax assets and liabilities may require adjustment.

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

Going Concern Assumption

Each year management assesses Alion’s financial capabilities, forecast cash flows and liquidity to determine whether it is appropriate for the Company to report its financial position on a going concern basis. Management believes that in the coming fiscal year Alion will generate sufficient revenue and cash flow to meet debt service requirements, fund operations and comply with the minimum Consolidated EBITDA covenant in Alion’s revolving credit agreement. Management’s going concern determination is based on current forecasts for which future results could differ materially as a result of general economic uncertainties and risks associated with federal government spending and contracting levels for the coming calendar year. Based on management’s going concern determination, Alion’s consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability of assets or the amounts of liabilities that may result from the resolution of the uncertainty about the Company’s ability to continue as a going concern.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Alion depends heavily on federal government prime contracts and subcontracts which account for nearly all the Company’s revenue. Interruptions in the government funding process, whether from federal budget delays, debt ceiling limitations, sequestration or Department of Defense spending cuts, could materially, adversely affect the Company’s revenue and cash flows in the coming year. This could cause Alion to be unable to fund operations, meet debt service requirements or comply with the revolving credit agreement Consolidated EBITDA covenant.

If Alion were unable to meet the revolving credit agreement Consolidated EBITDA covenant, the Company would be unable to borrow funds and could be required to immediately repay any amount then outstanding under the revolving credit agreement. The Company could seek a covenant waiver or an amendment to the revolving credit agreement in order to preserve its ability to borrow funds as and when needed. Management can provide no assurance that Alion would be able to obtain an amendment or waiver, or if one were available, that the terms would be favorable. If the Company was unable to obtain a requested waiver or amendment, it might be unable to pay its debts as they became due.

In each of the past three fiscal years, Alion generated sufficient cash flow from operations to fulfill its financial commitments. Nevertheless, management does not expect current operations to generate sufficient cash flow for Alion to be able to repay its outstanding debt when it becomes due in fiscal 2015. The Company will need to identify additional sources of financing to retire its existing debt. Management can provide no assurance such additional sources of financing will be available, and if available, that terms would be favorable.

Cash and Cash Equivalents

The Company considers cash in banks, and deposits with financial institutions with maturities of three months or less at time of purchase which it can liquidate without prior notice or penalty, to be cash and cash equivalents.

Accounts Receivable and Billings in Excess of Revenue Earned

Accounts receivable include billed accounts receivable, amounts currently billable and revenue in excess of billings on uncompleted contracts (accumulated project expenses and fees which were not billed or are not currently billable as of the date of the consolidated balance sheet). Revenue in excess of billings on uncompleted contracts is stated at estimated realizable value. Unbilled accounts receivable include revenue recognized for customer-requested work Alion performed on new and existing contracts for which the Company had not received contracts or contract modifications. The allowance for doubtful accounts is Alion’s best estimate of the amount of probable losses in the Company’s existing billed and unbilled accounts receivable. The Company determines the allowance using specific identification and historical write-off experience based on receivable age. Billings in excess of revenue and advance collections from customers represent amounts received from or billed to customers in excess of project revenue recognized to date.

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

Goodwill

Alion assigns the purchase price paid to acquire the stock or assets of a business to the net assets acquired based on the estimated fair value of assets acquired. Goodwill is the purchase price in excess of the estimated fair value of the tangible net assets and separately identified intangible assets acquired. There were no changes to goodwill carrying value this year.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company accounts for goodwill and other intangible assets in accordance with the provisions of ASC 350, Intangibles, Goodwill and Other. Alion operates in one segment and tests goodwill at the reporting unit level. There are two reporting units. We review goodwill for impairment in the fourth quarter each year, and whenever events or circumstances indicate goodwill might be impaired. Alion is required to recognize an impairment loss to the extent that goodwill carrying amount exceeds fair value. Evaluating goodwill involves significant management estimates. To date, our annual reviews have resulted in no goodwill impairment adjustments. See Note 9 for a detailed discussion of the Company’s goodwill impairment testing process.

Intangible Assets

Alion amortizes intangible assets as it consumes economic benefits over estimated useful lives. As of September 30, 2012, the Company had approximately $5.2 million in net intangible assets, including contracts purchased in the JJMA and Anteon contract acquisitions and internally-developed software and engineering designs. Alion’s intangible assets have the following estimated useful lives:

Purchased contracts	1 – 6 years
Internal use software and engineering designs	1 – 5 years

Redeemable Common Stock

There is no public market for Alion’s redeemable common stock and therefore no observable price for its equity, individually or in the aggregate. The ESOP Trust holds all the Company’s outstanding common stock. Under certain circumstances, ESOP beneficiaries can require the ESOP Trust to distribute the value of their beneficial interests. The Internal Revenue Code (IRC) and the Employee Retirement Income Security Act (ERISA) require the Company to offer ESOP participants who receive Alion common stock a liquidity put right. The put right requires the Company to purchase distributed shares at their then-current fair market value at any time during two put option periods. Common stock distributed by the ESOP Trust is subject to a right of first refusal. Prior to any subsequent transfer, the shares must first be offered to the Company and then to the ESOP Trust. Eventual redemption of shares of Alion common stock as a result of distributions is outside the Company’s control. Therefore, Alion classifies its outstanding shares of redeemable common stock as other than permanent equity.

At each reporting date, Alion is required to increase or decrease the reported value of its outstanding common stock to reflect its estimated redemption value. Management estimates the value of Alion’s obligation to repurchase its outstanding shares of redeemable common stock by considering, in part, the most recent price at which the Company was able to sell shares to the ESOP Trust. The reported value of outstanding redeemable common stock equals the current share price multiplied by total shares issued and outstanding.

In its fiduciary capacity the ESOP Trustee is independent of the Company and its management. Consistent with its fiduciary responsibilities, the ESOP Trustee retains an independent third party valuation firm to assist it in determining the fair market value (share price) at which the ESOP Trustee may acquire or dispose of investments in Alion common stock. The Audit and Finance Committee of Alion’s Board of Directors reviews the reasonableness of the amount management has determined Alion should recognize for the Company’s obligation to repurchase shares of its outstanding redeemable common stock. The Audit and Finance Committee considers various factors in its review, including, in part, the most recent valuation report and the share price selected by the ESOP Trustee.

Alion records changes in the reported value of its outstanding common stock through an offsetting charge or credit to accumulated deficit. The Company recognizes changes in the fair value of its redeemable common stock on March 31 and September 30 each year. The accumulated deficit at September 30, 2012 included a $10.6 million cumulative benefit for changes in share price which reduced the Company’s aggregate share redemption obligation. Outstanding redeemable common stock had an aggregate fair value of approximately $110.8 million as of September 30, 2012.

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

Alion is required to disclose the fair value of its financial instruments, but is not required to record its senior long term debt at fair value. See Note 11 for a discussion of Alion’s long term debt and Note 12 for the related fair value disclosures. The fair value of cash, cash equivalents, accounts payable and accounts receivable is not materially different from carrying value because of the short maturity of those instruments.

Off-Balance Sheet Financing Arrangements

Alion accounts for operating leases entered into in the routine course of business in accordance with ASC 840 Leases. We have no off-balance sheet financing arrangements other than operating leases and letters of credit under our revolving credit facility. Alion has no relationship with any unconsolidated or special purpose entity and has not issued any associated guarantees.

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

In September 2011, the FASB issued Accounting Standards Update 2011-08 (ASU 2011-08), Intangibles—Goodwill and Other (Topic 350) – Testing Goodwill for Impairment. ASU 2011-08 permits an entity to first assess qualitative factors including the totality of events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value and therefore whether to test goodwill for impairment. Under ASU 2011-08 an entity may bypass qualitative assessment for any reporting unit in any period and perform a Step One analysis and may resume using qualitative assessment in any subsequent period.

ASU 2011-08 removes the requirement that an entity calculate the fair value of a reporting unit unless the entity determines it is more likely than not that the reporting unit’s fair value is less than its carrying value. Where an entity is required to test goodwill for impairment, ASU 2011-08 does not change existing guidance on how to test goodwill for impairment. The update improves the examples an entity should consider in determining whether to measure an impairment loss for a reporting unit with negative carrying value. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company adopted ASU 2011-08 in the first quarter this year.

In May 2011, the FASB issued Accounting Standards Update 2011-04 (ASU 2011-04) Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 provides guidance on how to measure fair value; expands fair value disclosure requirements; and offers guidance on what disclosures to make about fair value measurements. ASU 2011-04 was effective for all public companies for interim and annual periods beginning after December 15, 2011.

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(3) Business Dispositions

Dispositions

On September 30, 2010, Alion sold its former HFA subsidiary for $275 thousand. The Company recognized a $2.4 million loss on the sale.

On July 9, 2010, Alion’s WCGS subsidiary sold several U.S. Navy contracts and certain related assets and liabilities for $5.0 million and recognized a $5.1 million gain on the sale. WCGS continued to provide professional engineering services to the U.S. Navy under several existing contracts through September 30, 2011. Alion provides professional engineering services to the U.S. Navy under a variety of existing contracts.

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

(5) Loss Per Share

Basic and diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding excluding the impact of warrants. Because of Alion’s losses, warrants are anti-dilutive for all periods presented, even after including required adjustments to the earnings per share numerator. The Company’s 1,630,437 Subordinated Note warrants were outstanding through March 22, 2010 when they were extinguished. Also on March 22, 2010, Alion issued 310,000 Units that included the Secured Notes and warrants to purchase 602,614 shares of Alion common stock The Secured Note warrants have a penny per share exercise price, are currently exercisable and expire March 15, 2017. The Secured Note warrants are not redeemable and do not have price protection; they are classified as permanent equity.

(6) Redeemable common stock

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Terminating ESOP participants can hold or immediately sell their distributed shares to the Company. If a participant elects to hold distributed shares, the IRC and ERISA require Alion to offer a put option to allow the recipient to sell stock to Alion at the estimated fair value share price based on the most recent price at which the Company was able to sell shares to the ESOP Trust ($16.45 at September 30, 2012 and $18.00 at March 31, 2012). The put right requires Alion to purchase distributed shares during two put option periods at then-current fair market value. Consistent with its duty of independence from Alion management and its fiduciary responsibilities, the ESOP Trustee retains an independent third party valuation firm to assist it in determining the fair market value (share price) at which the Trustee may acquire or dispose of investments in Alion common stock.

Alion management determines and the Board of Directors’ Audit and Finance Committee reviews the reasonableness of Alion’s recorded redeemable common stock liability. The Audit and Finance Committee considers various factors in its review, including in part, the ESOP valuation report and the share price selected by the ESOP Trustee. Management considers the share price selected by the ESOP Trustee along with other factors, in estimating Alion’s aggregate liability for outstanding redeemable common stock. A limited number of participants who beneficially acquired shares of Alion common stock on December 20, 2002, can sell such shares distributed from their accounts at the greater of $10.00 or the current estimated fair value share price.

Although the Company and the ESOP retain the right to delay distributions consistent with the terms of the Plan, and to control the circumstances of future distributions, eventual redemption of shares of Alion common stock is deemed to be outside the Company’s control.

(7) Accounts Receivable

Accounts receivable at September 30 consisted of the following:

	September 30,
	2012	2011
	(In thousands)
Billed receivables and amounts billable as of the balance sheet date	$94,028	$85,242
Unbilled receivables:
Amounts billable after the balance sheet date	48,730	40,621
Revenues recorded in excess of milestone billings on fixed price contracts	2,666	2,737
Revenues recorded in excess of estimated contract value or funding	18,998	30,759
Retainages and other amounts billable upon contract completion	15,016	24,416
Allowance for doubtful accounts	(4,145)	(3,411)

Total Accounts Receivable	$175,293	$180,364

Billed accounts receivable include invoices issued to customers for services performed as of the balance sheet date. Unbilled accounts receivable represent revenue recognized as of the balance sheet date for which Alion has yet to issue invoices to customers. Amounts that are currently billable are expected to be invoiced to customers within the next twelve months. Fixed-price contract revenue in excess of milestone billings is not yet contractually billable. Revenue in excess of contract value or funding is billable when Alion receives contractual amendments or modifications. Approximately $138.9 million (77%) and $124.2 million (68%) of contract receivables at September 30, 2012 and September 30, 2011 were from federal government prime contracts.

Alion recognized $85.4 million in revenue in excess of billings on uncompleted contracts as of September 30, 2012, including approximately $19 million for customer-requested work for which the Company had not received contracts or contract modifications. At September 30, 2011, Alion had recognized $98.5 million in revenue in excess of billings on uncompleted contracts including approximately $30.7 million for customer-requested work for which the Company had not received contracts or contract modifications.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8) Property, Plant and Equipment

	September 30,
	2012	2011
	(In thousands)
Leasehold improvements	$12,168	$11,281
Equipment and software	35,562	33,373

Total cost	47,730	44,654
Less: accumulated depreciation and amortization	(37,125)	(34,287)

Net Property, Plant and Equipment	$10,605	$10,367

Depreciation and leasehold amortization expense for fixed assets was approximately $4.3 million, $4.4 million and $5.7 million for the years ended September 30, 2012, 2011 and 2012.

(9) Goodwill

The Company accounts for goodwill and other intangible assets according to ASC 350 Intangibles – Goodwill and Other (ASC 350) which requires that Alion review goodwill at least annually for impairment or more frequently if events or circumstances indicate goodwill might be impaired. The Company performs this review at the end of each fiscal year. As of September 30, 2012, Alion had approximately $398.9 million in goodwill. There were no changes to the goodwill carrying amount for the years ended September 30, 2011 and 2010, nor were there any significant events this quarter that indicated a potential impairment to goodwill as of September 30, 2012.

Alion operates in one segment and tests goodwill at the reporting unit level. Each of Alion’s two reporting units delivers a similar set of professional engineering, scientific and technical services to a wide array of federal government customers, principally within the Department of Defense. Each reporting unit provides the full range of services Alion offers to customers overall.

Alion’s management has organized reporting units based on managerial responsibility and administrative structure, contract portfolios, and the availability of discrete financial information. Management evaluates reporting unit financial performance based on contract revenue and non-GAAP operating income. Alion does not maintain reporting unit balance sheets and does not track cash flows by reporting unit.

Management identifies reporting units as “sectors” which in turn include lower level business units identified as “groups” consisting of still lower level “operations.” For each business combination, management assigned the goodwill arising from acquisitions to the reporting unit or units expected to benefit from the synergies of each business combination. Coincident with its goodwill determination and purchase price allocation, management assigned assets acquired to reporting units based on the unit or units anticipated to utilize such assets. Management did not allocate to reporting units the liabilities arising from business combinations. Alion’s reporting units are the Engineering and Integration Solutions Sector (EISS) and the Technology, Engineering and Operational Solutions Sector (TEOSS). Management assigned $197.0 million in goodwill to EISS and $201.9 million in goodwill to TEOSS.

In 2012, TEOSS had $435 million in contract revenue EISS had $386 million in contract revenue. In 2011, TEOSS had $437 million in contract revenue and EISS had $357 million in contract revenue. Total contract revenue for all reporting units exceeds Alion’s total reported revenue because reporting unit contract revenue does not include the effects of inter-company eliminations, discounts and GSA industrial funding fees that the Company does not track by reporting unit. These amounts were $3.9 million for fiscal 2012 and $6.8 million for 2011.

Management applied the guidance in ASC 350 and the related guidance in ASC Topic 280 Segment Reporting to analyze Alion’s reporting units to determine the appropriate level at which to test goodwill for potential impairment. The Company employs a reasonable, supportable and consistent method to assign goodwill to reporting units expected to benefit from the synergies arising from acquisitions. Alion determined reporting unit goodwill in a manner similar to the way it determines goodwill in a purchase allocation by using fair value to determine reporting unit purchase price, assets, liabilities and goodwill. Reporting unit residual fair value after this allocation is the implied fair value of reporting unit goodwill. The Company allocates the goodwill related to acquisitions on a specific identification basis consistent with reporting unit structure.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company performs its own independent analysis to determine whether goodwill is potentially impaired. Management performs a discounted cash flow analysis and uses market-multiple-based analyses to estimate the enterprise fair value of Alion and its reporting units and the fair value of reporting unit goodwill in order to test goodwill for potential impairment. Management independently determines the rates and assumptions it uses to: perform its goodwill impairment analysis; assess the probability of future contracts and revenue; and evaluate the recoverability of goodwill. At September 2012, executed contract backlog was approximately 2.9 times trailing twelve month revenue. Executed backlog at September 2011 was 3.3 times trailing twelve month revenue based on lower volume last year.

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

In Alion’s most recent impairment testing in 2012, market multiples for trailing twelve month EBITDA for comparable companies (publicly traded professional services government contractors) ranged from a low of 5.6 to a high of 18.2, with a median value of 12.8. Market multiples for trailing twelve month revenue ranged from a low of 0.3 to a high of 3.02, with a median value of 1.32. Management based its goodwill impairment testing valuation on discounted cash flows, and revenue and EBITDA multiples. Management discounted median market multiples by 14%-40% to reflect Alion’s recent financial performance compared to its peers and the significant uncertainties in the professional services government contracting marketplace likely to adversely affect future financial performance. Management used a weighted average cost of capital rate of 12.5% derived from market-based inputs, the tax-effected interest cost of Alion’s outstanding debt and a hypothetical market participant capital structure. Management estimates future years’ EBITDA based on Alion’s historical adjusted EBITDA as a percentage of revenue. To the extent that management’s analysis included forecasts of future revenue growth, management based such estimates on existing contract backlog, recent contract wins, current year performance and new business opportunities. Management analyzed goodwill for impairment using a range of near-term growth values of 0-1% and a range of 0-2% for longer-term out year forecasts.

Prior year market multiples for trailing twelve month EBITDA for comparable professional services government contractors ranged from a low of 10.9 to a high of 20.8 with a median value of 14.1. Prior year market multiples for trailing twelve month revenue ranged from a low of 1.02 to a high of 2.30, with a median value of 1.36. The prior year weighted average cost of capital rate was 13.0% derived from market-based inputs, the tax-effected interest cost of Alion’s outstanding debt and a hypothetical market participant capital structure. Last year management discounted median market multiples by up to 22% to reflect Alion’s lower EBITDA margins compared to its peer group. Last year, management analyzed goodwill for impairment using a range of near-term growth values of 5-8% and a range of 0-3% for longer-term out year forecasts. The Company does not allocate general corporate debt obligation to reporting units.

There were no changes to the methods used to evaluate goodwill in prior periods. Changes in one or more inputs could materially alter the calculation of Alion’s enterprise fair value and thus the Company’s determination of whether its goodwill is potentially impaired. A hypothetical 10% increase or decrease in the weighted average cost of capital rate at September 30, 2012, would have produced a corresponding approximate 5% decrease or increase in estimated enterprise value. Alion’s enterprise value based on EBITDA multiples from mergers and acquisitions in the government services market place was approximately 34% higher than discounted cash flow enterprise value at September 30, 2012.

Management reviews the Company’s internally-computed enterprise fair value to confirm the reasonableness of the internal analysis and compares the results of its independent analysis with the results of the independent third party valuation report prepared for the ESOP Trustee. Management compares each reporting unit’s carrying amount to its estimated fair value. If a reporting unit’s carrying value exceeds its estimated fair value, the Company compares the reporting unit’s goodwill carrying amount with the corresponding implied fair value of its goodwill. If the carrying amount of reporting unit goodwill exceeds its fair value, the Company recognizes an impairment loss to the extent that the carrying amount of goodwill exceeds implied fair value. Alion performs impairment testing on an enterprise value basis as there is no public market for the Company’s common stock.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management determined that, on an enterprise value basis, Alion’s reporting units have positive carrying value. In reviewing its discounted cash flow analysis prepared for testing goodwill for potential impairment, management considered macroeconomic and other conditions such as:

•	the deterioration in general economic conditions arising from federal budget deficits;

•	Defense and aerospace industry and market concerns about the effects of sequestration and federal budget deficits on future Department of Defense procurement actions;

•	Alion’s credit rating and its potential for limiting future access to capital;

•	An increase in market risks

•	A lower discount rate for valuing estimated future cash flows;

•	A decline in market-dependent multiples and metrics in both absolute terms and for Alion relative to its peers;

•	Alion’s current year sales increase compared to last year; and

•	Alion’s success in obtaining $833 million of additional customer contract funding and new contracts in the past six months.

Alion completed its most recent goodwill impairment analysis in the fourth quarter of fiscal year 2012 and concluded no goodwill impairment existed as of September 30, 2012. Management determined the totality of events and circumstances would not have supported a decision to roll forward its prior year goodwill impairment analysis and avoid performing a step one goodwill impairment analysis. Management chose to perform a step one analysis which supported a lower enterprise value for Alion as of September 2012 compared to September 2011. September 2012 estimated discounted future cash flows declined 11% compared to September 2011. The estimated fair value of Alion’s outstanding debt increased approximately seven percent from September 2011 to September 2012. As a result of changes in Alion’s estimated enterprise fair value, the estimated fair value of Alion’s outstanding redeemable common stock declined approximately 21% from September 2011 to September 2012.

As of September 30, 2012, the estimated fair value of each reporting unit substantially exceeded its carrying value. Consistent with prior years’ disclosures, the decline in discounted cash flows for 2012 compared to 2011 did not result in an impairment to goodwill. The results of Alion’s step one impairment testing make it unlikely that a reasonably probable change in assumptions would have triggered an impairment. A hypothetical 10% decrease in fair value would not have resulted in impairment to goodwill for any reporting unit or triggered the need to perform additional step two analyses for any reporting unit.

(10) Intangible Assets

The Company accounts for intangible assets according to ASC 350 Intangibles – Goodwill and Other. Intangible assets include contracts acquired through the Anteon and JJMA transactions and internally-developed software and engineering designs. The table below shows the components of intangible assets as of September 30, 2012 and 2011.

	September 30, 2012			September 30, 2011
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Purchased contracts	$111,635	$(106,935)	$4,700	$111,635	$(100,864)	$10,771
Internal use software and engineering designs	3,182	(2,640)	542	3,182	(2,219)	963

Total	$114,817	$(109,575)	$5,242	$114,817	$(103,083)	$11,734

The weighted-average remaining amortization period of intangible assets was approximately three years at September 30, 2012. Amortization expense was approximately $6.5 million, $7.0 million and $11.0 million for the years ended September 30, 2012, 2011 and 2010. Estimated aggregate amortization expense for the next five years and thereafter is as follows.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal year ending September 30,	(In thousands)
2013	$3,202
2014	1,079
2015	736
2016	141
2017	51
Thereafter	33

$5,242

(11) Long-Term Debt

Alion’s current debt structure includes a $35 million revolving credit facility, $323.3 million in Secured Notes ($310 million in initial face value plus $13.3 million in PIK interest notes issued) and $245 million of Unsecured Notes. The Company is in compliance with each of the affirmative and negative financial and non-financial covenants in its existing debt agreements.

Credit Agreement

In March 2010, Alion entered into an agreement for a $25.0 million senior revolving credit facility that matures August 2014 (Credit Agreement). In March 2011, Alion and its lenders amended the Credit Agreement increasing the credit limit to $35 million. In August 2011, Alion and its lenders amended the Credit Agreement to revise the definition of Consolidated EBITDA and increase the Minimum Consolidated EBITDA covenant. In December 2012, Alion and its lenders amended the Credit Agreement to increase the maximum fees the Company is permitted to pay outside directors and to retroactively waive non-compliance with the former limitation in the Credit Agreement. The Company can use its credit facility for working capital, permitted acquisitions and general corporate purposes, including up to $35.0 million in letters of credit and up to $5.0 million in short-term swing line loans. As of September 30, 2012, the Company had $4.0 million in outstanding letters of credit and no balance actually drawn.

Security. The Credit Agreement is secured by a first priority security interest in all current and future tangible and intangible property of Alion and its guarantor subsidiaries, IPS, CATI, METI, JJMA, BMH, WCI, WCGS, MA&D and Alion International Corporation. In March 2010 Alion and the subsidiary guarantors entered into an Intercreditor Agreement with Wilmington Trust Company and Credit Suisse AG, Cayman Islands Branch to grant Credit Agreement lenders a super priority right of payment with respect to the underlying collateral. Credit Agreement lenders’ rights are superior to Secured Note holders’ rights.

Guarantees. Alion’s Credit Agreement obligations are guaranteed by its subsidiaries, IPS, CATI, METI, JJMA, BMH, WCI, WCGS, MA&D and Alion International Corporation. These subsidiaries also guarantee all the Company’s Secured Note and Unsecured Note obligations (described below).

Interest and Fees. Alion can choose whether the Credit Agreement loans bear interest at one of two floating rates using either a Eurodollar rate or an alternative base rate. The minimum interest rate is 8.5%. The minimum Eurodollar interest rate is 2.5% plus 600 basis points. The minimum alternate base rate is 3.5% plus 500 basis points.

Other Fees and Expenses. Each quarter Alion pays a commitment fee of 175 basis points per year on the prior quarter’s daily unused Credit Agreement balance. The Company paid approximately $559 thousand and $532 thousand in commitment fees for the years ended September 30, 2012 and 2011.

Alion pays letter-of-credit issuance and administrative fees, and up to a 25 basis point fronting fee and interest in arrears each quarter on all outstanding letters of credit. The interest rate is based on the Eurodollar loan rate which was 6.0% as of September 30, 2012. The Company also pays an annual agent’s fee.

Covenants. The Credit Agreement requires Alion to achieve minimum trailing twelve month Consolidated EBITDA levels which increase over the life of the agreement. The table below sets out the required minimum for the remaining life of the Credit Agreement.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

•

Failure to provide within 90 days of fiscal year-end, consolidated, comparative financial statements audited by an independent public accountant of recognized national standing with an opinion of such accountant that shall not include a “going concern” explanatory note or similar limitation, or

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

Alion depends heavily on federal government contracts; delays in the federal budget process, reduced federal spending, budget cuts, sequestration and fiscal and political uncertainties could adversely affect Alion’s revenue for the coming fiscal year. Despite uncertainties in the government contracting professional services marketplace, particularly the prospect of sequestration and/or Department of Defense programmatic and budgetary cuts, management believes Alion will be able to generate sufficient revenue and EBITDA in the coming twelve months and the Company will be able to comply with financial and non-financial covenants in the Credit Agreement.

If Alion were unable to meet a Credit Agreement covenant because of a revenue shortfall or for any other reason, the Company could seek a covenant waiver or seek to negotiate a Credit Agreement amendment. Management can provide no assurance that Alion would be able to obtain a requested covenant waiver or amend the Credit Agreement on favorable terms.

Secured Notes

In March 2010, Alion issued and sold $310 million of its private units (Units) to Credit Suisse, which informed the Company it had resold most of the Units to qualified institutional buyers. Each of the 310,000 Units consisted of $1,000 in face value of Alion’s private 12% senior secured notes (Secured Notes) and a warrant to purchase 1.9439 shares of Alion common stock. On September 2, 2010, Alion exchanged the private Secured Notes for publicly tradable Secured Notes with the same terms.

Security. The Secured Notes are secured by a first priority security interest in all current and future tangible and intangible property of Alion and its guarantor subsidiaries, IPS, CATI, METI, JJMA, BMH, WCI, WCGS, MA&D and Alion International Corporation. The Secured Notes are senior obligations of Alion and rank pari passu in right of payment with existing and future senior debt, including the Credit Agreement, except to the extent that the Intercreditor Agreement provides Credit Agreement lenders with a super priority right of payment with respect to the underlying collateral.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Guarantees. The Company’s obligations under the Secured Notes are guaranteed by the Company’s subsidiaries, IPS, CATI, METI, JJMA, BMH, WCI, WCGS, MA&D and Alion International Corporation.

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

Covenants. As of September 30, 2012, Alion was in compliance with the covenants set forth in the Indenture governing its 12% Secured Notes (Secured Note Indenture). The Secured Note Indenture does not contain any financial covenants.

A Secured Note Indenture covenant restricts our ability to incur additional debt. Defined terms in the Secured Note Indenture include: Net Available Cash, Total Assets, Restricted Subsidiaries, Indebtedness, Adjusted EBITDA and Consolidated Interest Expense. Alion and its Restricted Subsidiaries may not issue, incur, assume, guarantee, or otherwise become liable for any debt unless our Adjusted EBITDA to Consolidated Interest Expense ratio is greater than 2.0 to 1.0. Adjusted EBITDA under the Secured Note Indenture differs from Consolidated EBITDA as defined in our Credit Agreement. Adjusted EBITDA is less than Consolidated EBITDA because it does not include employee investments in Alion common stock. Our ratio of Adjusted EBITDA ($69.3 million) to Consolidated Interest Expense ($74.9 million) was 0.93 to 1.0 as of September 30, 2012 and 0.81 to 1.0 as of September 30, 2011 ($60.1 million in Adjusted EBITDA to $73.9 million in Consolidated Interest Expense). Even if Adjusted EBITDA is not at least two times Consolidated Interest Expense, we may incur other permitted debt including:

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Unsecured Notes

In February 2007, Alion issued and sold $250.0 million of its private 10.25% senior unsecured notes due February 1, 2015 (Unsecured Notes) to Credit Suisse, which informed the Company it had resold most of the notes to qualified institutional buyers. In June 2007, Alion exchanged the private Unsecured Notes for publicly tradable Unsecured Notes with the same terms. IPS, CATI, METI, JJMA, BMH, WCI, WCGS, MA&D and Alion International Corporation guarantee the Unsecured Notes. In November 2010, Alion repurchased $2 million of the Unsecured Notes. In June 2011, Alion repurchased another $3 million of Unsecured Notes.

Interest and Fees. The Unsecured Notes bear interest at 10.25% per year, payable semi-annually in arrears on February 1 and August 1. Alion pays interest to holders of record as of the immediately preceding January 15 and July 15. The Company must pay interest on overdue principal or interest at 11.25% per annum to the extent lawful.

Covenants. There are no financial covenants in the Unsecured Note Indenture. As of September 30, 2012, we were in compliance with Unsecured Note Indenture non-financial covenants.

A covenant in the Unsecured Note Indenture restricts our ability to incur additional debt. Defined terms in the Unsecured Note Indenture include: Net Available Cash, Total Assets, Restricted Subsidiaries, Indebtedness, Adjusted EBITDA and Consolidated Interest Expense. Alion and its Restricted Subsidiaries may not issue, incur, assume, guarantee, or otherwise become liable for any indebtedness unless our Adjusted EBITDA to Consolidated Interest Expense ratio is greater than 2.0 to 1.0. Adjusted EBITDA under the Unsecured Note Indenture differs from Consolidated EBITDA as defined in our Credit Agreement. Adjusted EBITDA is less than Consolidated EBITDA because it does not include employee investments in Alion common stock. Our ratio of Adjusted EBITDA ($69.3 million) to Consolidated Interest Expense ($74.9 million) was 0.93 to 1.0 as of September 30, 2012 and 0.81 to 1.0 as of September 30, 2011 ($60.1 million in Adjusted EBITDA to $73.9 million in Consolidated Interest Expense). Even if Adjusted EBITDA is not at least two times Consolidated Interest Expense, we may incur other permitted debt including:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Optional Redemption. We may redeem all or a portion of the Unsecured Notes at the redemption prices set forth below (expressed in percentages of principal amount on the redemption date), plus accrued and unpaid interest to the redemption date, if redeemed during the 12-month period commencing on February 1 of the years set forth below:

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Period	Redemption Price
2012	102.563%
2013 and thereafter	100.000%

Interest Payable

As of September 30, 2012 and 2011 interest payable consisted of the following amounts.

	September 30,
	2012	2011
	(In thousands)
Unsecured Notes	$4,188	$4,187
Secured Notes	13,470	13,205

Total	$17,658	$17,392

Retired Term B Senior Credit Agreement

In August 2004, Alion entered into the Term B Senior Credit Agreement with a syndicate of financial institutions. The Company borrowed and re-paid various sums over the life of the loan. As of March 22, 2010, the Term B Senior Credit Agreement consisted of a $236.0 million senior term loan, a $25.0 million senior revolving credit facility with no balance actually drawn, and approximately $4.0 million in accrued interest payable. On March 22, 2010, the Company used proceeds from issuing the Secured Notes to redeem and retire all amounts outstanding under the Term B Senior Credit Agreement including all accrued and unpaid interest. Alion recognized a $6.9 million loss on extinguishing the Term B loans.

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

On March 22, 2010, the Company used $25 million of proceeds from issuing the Secured Notes to redeem the Subordinated Note and related warrants recognizing a $57.6 million debt extinguishment gain. The Subordinated Note had an aggregate carrying value of $50.0 million ($60.1 million of principal, PIK and accrued interest net of $10.1 million in unamortized debt issue and loan modification costs). The warrants had an estimated fair value of $32.6 million. Alion was not required to make the deferred January interest payment and de-recognized the related interest expense.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2012, Alion must make the following principal repayments (at face amount before debt discount) for its outstanding debt.

	2013	2014	2015	Total
	(In thousands)
Secured Notes and PIK Interest (1)	$—	$—	$339,788	$339,788
Unsecured Notes (2)		—	245,000	245,000

Total Principal Payments	$—	$—	$584,788	$584,788

1.	The Secured Notes due November 2014 include $310 million of debt issued in March 2010 and an estimated $29.8 million in PIK interest added to principal over the life of the notes. As of September 30, 2012, the $306.5 million carrying value on the face of the balance sheet included $310 million in principal, $13.3 million in PIK notes issued; $2.7 million in accrued PIK interest and is net of $19.5 million in aggregate unamortized debt issue costs. Initial debt issue costs consist of $7.7 million in original issue discount, $13.5 million in third-party costs and $20.8 million for the Secured Note warrants’ initial fair value.
2.	The Unsecured Notes on the face of the balance sheet include $245 million in principal and $2.1 million in unamortized debt issue costs as of September 30, 2012 (initially $7.1 million).

(12) Fair Value Measurement

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

Level 3 consists of unobservable inputs. The Company’s former Subordinated Note warrants were classified as Level 3 liabilities. Assets and liabilities are considered Level 3 when their fair value inputs are unobservable or not available, including situations involving limited market activity, where determination of fair value requires significant judgment or estimation. Alion froze the estimated fair value of its Subordinated Note Warrants at their December 2009 reported value when the Company arranged to re-purchase the Subordinated Note and Warrants. In March 2010, the Company re-purchased the Subordinated Note and Warrants and de-recognized its December 2009 Subordinated Note Warrant liability.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2010, Alion measured the fair value of the Secured Note warrants at issuance based on the $34.50 underlying estimated fair value of a share of Alion common stock as of September 2009, the then most-recent valuation selected by the ESOP Trustee and presented to the Board of Directors; a 3.39% risk-free U.S. Treasury interest rate for a comparable seven-year investment period and a 36% equity volatility factor based on the historical volatility of the common stock of publicly-traded companies considered to be comparable to Alion. The Secured Note warrants are classified as permanent equity and are carried at the historical date-of-issue fair value. As permanent equity, the value of the Secured Note warrants is not re-measured at future reporting dates.

The table below sets out the face value, net carrying value and fair value of Alion’s Secured and Unsecured Notes. The fair values disclosed below are based on quoted market prices for Alion’s outstanding notes.

	September 30, 2012		September 30, 2011
	(In thousands)
	Secured Notes	Unsecured Notes	Senior Secured Notes	Senior Unsecured Notes
Face value of original notes outstanding	$310,000	$245,000	$310,000	$245,000
PIK interest notes issued	13,293	—	6,920	—

Face value of outstanding notes	$323,293	$245,000	$316,920	$245,000
PIK interest notes to be issued	2,692	—	2,643	—

Face value of notes outstanding and notes to be issued	$325,985	$245,000	$319,563	$245,000
Less: unamortized debt issue costs	(19,483)	(2,077)	(28,560)	(2,936)

Carrying value	$306,502	$242,923	$291,003	$242,064

Fair value of outstanding notes	$303,598	$141,605	$278,727	$140,982

(13) Redeemable Common Stock Warrants

In December 2002, Alion issued 1,080,437 detachable, redeemable common stock warrants at an exercise price of $10.00 per share in connection with its now-extinguished $39.9 million Subordinated Note. The Company recognized approximately $7.1 million for the initial fair value of the warrants as original issue discount. Subordinated Note warrants were originally exercisable until December 2010.

In August 2008, Alion issued an additional 550,000 redeemable common stock warrants at an exercise price of $36.95 per share in connection with amending the Subordinated Note. The Company recognized approximately $10.3 million in debt issue costs for the fair value of the August 2008 warrants and amending the December 2002 warrants. Both sets of warrants were exercisable at the current fair value per share of Alion common stock, less their exercise price. On March 22, 2010, the Company retired the Subordinated Note and the related warrants for $25 million in total and recognized a net gain of $57.6 million.

In accordance with ASC 815 – Derivatives, Alion classified the Subordinated Note warrants as debt instruments indexed to and potentially settled in the Company’s own stock, not as equity. Alion used an option pricing model to estimate the fair value of its now-retired redeemable common stock warrants. Management considered the share price selected by the ESOP Trustee along with other factors, to assist in estimating the Company’s aggregate redeemable warrant liability. The Board of Directors’ Audit and Finance Committee reviewed the reasonableness of the warrant liability determined by management. The Audit and Finance Committee considered various factors in its review, including risk free interest rates, volatility of the common stock of comparable publicly-traded companies, and in part, the valuation report prepared for and the share price selected by the ESOP Trustee.

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company registered the Secured Notes, but is not required to register the warrants. The Units separated into Secured Notes and warrants on June 22, 2010. Each warrant became exercisable on March 22, 2011 and expires on March 15, 2017.

The Secured Note warrants had an initial fair value of approximately $20.8 million based on Alion’s former share price of $34.50. Alion recognized the value of the warrants as part of the debt issue costs for the Secured Notes and recorded a corresponding credit to equity. The Company accounts for the Secured Note warrants as equity and reassesses this classification each reporting period. The Company identified no required changes in accounting treatment as of September 30, 2012.

(15) Leases

Future minimum lease payments under non-cancelable operating leases for buildings, equipment and automobiles at September 30, 2012 are set out below. Alion subleases some excess capacity under its operating leases to subtenants under non-cancelable operating leases.

Lease Payments for Fiscal Years Ending	(In thousands)
2013	$25,974
2014	25,425
2015	24,925
2016	20,701
2017	17,253
And thereafter	33,560

Gross lease payments	$147,838
Less: non-cancelable subtenant receipts	(2,125)

Net lease payments	$145,713

Composition of Total Rent Expense

	September 30,
	2012	2011	2010
	(In thousands)
Minimum rentals	$20,639	$21,992	$22,100
Less: Sublease rental income	(156)	(1,610)	(1,829)

Total rent expense, net	$20,483	$20,382	$20,271

(16) Postretirement Benefits

Alion sponsors a postretirement plan providing medical, dental, and vision coverage to eligible former employees. The Company is self-insured with a stop-loss limit under an insurance agreement. The plan was closed to new participants in fiscal 2008. It provides benefits until age 65 for employees who met certain age and service requirements. Alion requires most participants to pay the full expected cost of benefits. A limited number of participants, eligible for coverage after age 65, contribute a lesser amount. As of September 30, 2012, the Company had recognized a $647 thousand unfunded plan liability. Alion paid $59 thousand, $48 thousand and $59 thousand in plan benefits for the years ended September 30, 2012, 2011, and 2010. Participants contributed $12 thousand, $18 thousand and $20 thousand for the years ended September 30, 2012, 2011, and 2010.

(17) ESOP Expense

Alion makes 401(k) matching contributions in shares of its redeemable common stock. The Company matches the first 3% and one-half of the next 2% of eligible employee salary deferrals by contributing shares of Alion common stock to the ESOP Trust on March 31 and September 30 each year. The Company also makes profit sharing contributions of Alion common stock to the ESOP Trust on the same dates. Through June 2011, Alion contributed 1% of eligible employee compensation in common stock to the ESOP Trust and 1.5% of eligible employee compensation in cash to the 401(k) component. As of July 2011, profit sharing contributions of 2.5% of eligible employee compensation are entirely in shares of Alion common stock.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Alion recognized $13.7 million, $13.2 million and $13.4 million in expense for the Plan for the years ended September 30, 2012, 2011 and 2010. In 2011, Plan expense included approximately $1.2 million in cash and approximately $11.0 million in common stock. In 2010, Plan expense included approximately $3.2 million in cash and $10.2 million in common stock. The non-cash component of ESOP expense appears in the statement of cash flows supplemental disclosures as “common stock issued in satisfaction of employer contribution liability” and is included in operating cash flows within the changes in our accrued liabilities balance.

(18) Stock-based Compensation

Stock Appreciation Rights (SAR) Plan

Alion’s SAR Plan adopted in 2004 expires in 2014. The chief executive officer may award SARs as he deems appropriate. Awards vest ratably over four years with payment following the grant date fifth anniversary. Grants with no intrinsic value expire on their year-five payment date. The Plan permits accelerated vesting in the event of death, disability or a change in control of the Company. Approximately 762 thousand SARs were outstanding at September 30, 2012, at a weighted average grant date fair value of $32.77 per share. No outstanding grant has any intrinsic value. In 2012, 2011 and 2010, Alion recognized credits to SAR-related compensation expense of $90 thousand, $146 thousand and $932 thousand.

Phantom Stock Plans

Alion formerly maintained Executive and Director Phantom Stock Plans. In 2011, Alion paid out the final vested Director Plan grant and recognized compensation expense of $4 thousand. In 2010 Alion recognized a $218 thousand credit to compensation expense.

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

(19) Long Term Incentive Plan

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

Alion recognizes long term incentive compensation expense based on outstanding grants’ stated values, estimated probability of achieving stated goals and estimated probable future values of existing grants. In 2012, 2011 and 2010, the Company recognized $1.4 million, $2.8 million and $4.3 million in incentive compensation expense.

(20) Income Taxes

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

Alion’s C-corporation status should allow it to use anticipated net operating loss (NOL) carryforwards to offset taxes that may become due in the future if the Company is able to generate future taxable income. The Company’s ability to utilize NOL tax benefits will depend upon the amount of its future taxable income and could be limited under certain circumstances. All of the Company’s prior S-corporation income tax gains and losses were allocated to its sole shareholder, the tax-exempt ESOP Trust.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Alion is subject to income taxes in the U.S., various states and Canada. Tax statutes and regulations within each jurisdiction are subject to interpretation requiring management to apply significant judgment. The Company continued to recognize income tax expense in 2011 for the difference between the book and tax basis of its tax-deductible goodwill and continued to fully offset deferred tax assets with a valuation allowance. Alion recorded $7.0 million in deferred tax expense and liabilities related to tax-basis goodwill amortization in both 2012 and 2011. The Company does not include interest and penalties related to income taxes in income tax expense. It records tax-related interest as interest expense and records penalties as other expense.

Even though Alion recorded a full valuation allowance for all deferred tax assets, the Company does not expect to pay any income taxes for the foreseeable future. Alion’s ability to utilize NOL tax benefits will depend upon how much future taxable income it has and may be limited under certain circumstances. Alion does not have any NOL tax benefits it can carry back to prior years

IRC Section 108(i) allows the Company to elect to defer recognizing until fiscal year 2015, the gain on extinguishing its Subordinated Note. The gain on extinguishing the related warrants was not subject to income taxes. Management determined that an election to defer the extinguishment gain for tax purposes was not beneficial to the Company. Although the Company offers post-retirement prescription drug coverage to a limited number of retirees and beneficiaries, Alion has not claimed any federal tax credit in prior years. The Affordable Care Act has reduced the value of the federal subsidy for retiree drug coverage. Alion’s tax provision is unaffected by this legislative change. Management will decide whether to seek a subsidy in the future based on its anticipated value and the cost associated with seeking the subsidy.

Tax Uncertainties

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” now codified as ASC Topic 740 Income Taxes prescribes a recognition threshold and a measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company may recognize a benefit for that amount which it has a more than 50% chance of realizing. If the Company’s position involves uncertainty, then in order to recognize a benefit, a given tax position must be “more-likely-than-not” to be sustained upon examination by taxing authorities.

Based on the latest available information, Alion periodically assesses its liabilities and contingencies for all periods open to examination by tax authorities. Where management believes there is more than a 50 percent chance the Company’s tax position will not be sustained, Alion records its best estimate of the resulting tax liability, including interest. Interest or penalties related to income taxes are reported separately from income tax expense. The Company has recorded liabilities for tax uncertainties for all years that remain open to review. . The Company also has unrecorded tax benefits related to goodwill deductions. If Alion is able to utilize these benefits to reduce taxes payable in the future, the Company will recognize a reduction in its income tax liability and a corresponding reduction in goodwill carrying value.

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

As of September 30, 2012 deferred tax assets and related valuation allowances were $78.4 million and deferred tax liabilities were $51.2 million. Alion’s effective tax rate for 2012 was -20.2%. As of September 30, 2012 and September 30, 2011 our net deferred tax liability was:

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30,
	2012	2011
	(in thousands)
Current deferred tax assets	$11,207	$10,543
Noncurrent deferred tax assets	67,207	47,721
Valuation allowances	(78,414)	(58,264)
Noncurrent deferred tax liability	(51,156)	(44,181)

Net deferred tax liability	$(51,156)	$(44,181)

The provision for income taxes for the years ended September 30, 2012, 2011 and 2010 was:

	September 30,
	2012	2011	2010
	(In thousands)
Current:
State	—	—	(2)
Foreign	—	—	(40)

Total current provision	$—	$—	$(42)

Deferred:
Federal	$5,740	$5,740	$30,622
State	1,234	1,234	6,585

Total deferred provision	$6,974	$6,974	$37,207

Total provision for income taxes	$6,974	$6,974	$37,165

Alion’s income tax provisions at September 30, 2012, 2011 and 2010 include the effects of state income taxes, debt extinguishment and changes in valuation allowances. The provision for income taxes for the years ended September 30, 2012, 2011 and 2010 differ from the amounts computed by applying the statutory U.S. federal income tax rate to income before taxes as a result of the following:

	For the Year Ended September 30,
	2012		2011		2010
	(Dollars in thousands)
Expected federal income tax (benefit)	35.0%	$(12,066)	35.0%	$(13,093)	35.0%	$7,677
State income taxes (net of federal benefit)	4.5%	(1,539)	4.5%	(1,666)	0.8%	201
Nondeductible expenses	(0.4%)	146	(0.6%)	232	1.2%	260
Provision to return true-ups	(0.8%)	283	(0.4%)	166	0.0%	(2)
Tax credits	0.0%	—	0.0%	—	(0.2%)	(40)
Changes in valuation allowance	(58.5%)	20,150	(57.0%)	21,335	168.4%	36,929
Deferred tax assets at conversion	0.0%	—	0.0%	—	(161.2%)	(35,359)
Deferred tax liability at conversion	0.0%	—	0.0%	—	154.2%	33,818
S-corporation share of net income	0.0%	—	0.0%	—	(16.6%)	(3,638)
Non-taxable debt extinguishment gain	0.0%	—	0.0%	—	(12.2%)	(2,681)

Income tax expense (benefit)	(20.2%)	$6,974	(18.6%)	$6,974	169.4%	$37,165

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2012 and 2011, the components of deferred tax assets and deferred tax liabilities were:

	September 30,
	2012	2011
	(In thousands)
Deferred tax assets:
Accrued expenses and reserves	$11,207	$10,567
Intangible amortization	14,305	14,122
Deferred rent	3,398	2,956
Deferred wages	3,954	4,070
Depreciation and leases	3,226	3,915
Carryforwards and tax credits	42,299	22,612
Other	25	22

Gross deferred tax assets	$78,414	$58,264

Less Valuation	$(78,414)	$(58,264)

Deferred tax liabilities:
Goodwill	(51,156)	(44,181)

Net deferred tax asset/(liability)	$(51,156)	$(44,181)

(21) Segment Information and Customer Concentration

Alion operates in a single segment, delivering a broad array of scientific and engineering expertise to research and develop technological solutions for problems relating to national defense, public health and safety, and nuclear safety and analysis under contracts with the federal government, state and local governments, and commercial customers. Federal government customers typically exercise independent contracting authority. Federal agency and department offices or divisions may use Alion’s services as a separate customer directly, or through a prime contractor, as long as they have independent decision-making and contracting authority in their organization. Over 80% of Alion’s revenue comes from government prime contracts. The following six prime contracts represented over 50% of our revenue for the past three years.

		September 30,
Government Agency	Contract	2012	2011	2010
DoD—U.S. Navy	Seaport-E Multiple Award Contract for the Naval Sea Systems Command	19.1%	13.5%	9.2%
DoD—Defense Information Systems Agency	Weapons System Information Analysis Center for the Defense Information Systems Agency	17.1%	8.2%	6.0%
DoD—U.S. Air Force	Technical and Analytical Support for the U.S. Air Force	9.9%	11.1%	10.3%
DoD—Defense Information Systems Agency	Modeling and Simulation Information Analysis Center for the Defense Information Systems Agency	8.1%	14.1%	13.0%
DoD—U.S. Navy	Naval Sea Systems Command Surface Ships Life Cycle Program Management and Engineering Support	5.8%	N/A	N/A
DoD—U.S. Navy	Naval Sea Systems Command Multiple Award Contract	2.7%	10.8%	12.7%

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(22) Guarantor/Non-guarantor Condensed Consolidated Financial Information

Alion’s Secured Notes and Unsecured Notes are general obligations of the Company. Certain of Alion’s 100% owned domestic subsidiaries have jointly, severally, fully and unconditionally guaranteed the Secured Notes and Unsecured Notes. The following information presents condensed consolidating balance sheets as of September 30, 2012 and September 30, 2011; and condensed consolidating statements of comprehensive loss and cash flows for the years ended September 30, 2012, 2011 and 2010 of the parent company issuer, the guarantor subsidiaries and the non-guarantor subsidiaries. Investments include investments in subsidiaries held by the parent company issuer and have been presented using the equity method of accounting. As disclosed in Note 3, Alion sold its HFA guarantor subsidiary in September 2010. The results of HFA’s operations and cash flows are included in the condensed consolidating statements for 2010 only.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet Information at September 30, 2012

	Parent	Guarantor Companies	Non-Guarantor Companies	Eliminations	Consolidated
	(In thousands)
Current assets:
Cash and cash equivalents	$27,271	$(44)	$—	$—	$27,227
Accounts receivable, net	172,365	2,783	145	—	175,293
Receivable due from ESOP Trust	1,129	—	—	—	1,129
Prepaid expenses and other current assets	5,378	70	—	—	5,448

Total current assets	206,143	2,809	145	—	209,097
Property, plant and equipment, net	10,064	529	12	—	10,605
Intangible assets, net	5,242	—	—	—	5,242
Goodwill	398,921	—	—	—	398,921
Investment in subsidiaries	27,994	—	—	(27,994)	—
Intercompany receivables	1,438	27,475	—	(28,913)	—
Other assets	11,427	—	4	—	11,431

Total assets	$661,229	$30,813	$161	$(56,907)	$635,296

Current liabilities:
Interest payable	$17,658	$—	$—	$—	$17,658
Trade accounts payable	44,582	201	10	—	44,793
Accrued liabilities	52,265	190	5	—	52,460
Accrued payroll and related liabilities	39,305	589	32	—	39,926
Billings in excess of costs revenue earned	2,656	6	4	—	2,666

Total current liabilities	156,466	986	51	—	157,503
Intercompany payables	27,476	—	1,437	(28,913)	—
Secured Notes	306,502	—	—	—	306,502
Unsecured Notes	242,923	—	—	—	242,923
Accrued compensation and benefits, excluding current portion	5,905	—	—	—	5,905
Non-current portion of lease obligations	11,858	506	—	—	12,364
Deferred income taxes	51,156	—	—	—	51,156
Other liabilities	—	—	—	—	—
Redeemable common stock	110,740	—	—	—	110,740
Common stock of subsidiaries	—	4,084	—	(4,084)	—
Commitments and contingencies	—	—	—	—	—
Common stock warrants	20,785	—	—	—	20,785
Accumulated other comprehensive loss	(149)	—	—	—	(149)
Accumulated surplus (deficit)	(272,433)	25,237	(1,327)	(23,910)	(272,433)

Total liabilities, redeemable common stock and accumulated deficit	$661,229	$30,813	$161	$(56,907)	$635,296

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet Information at September 30, 2011

	Parent	Guarantor Companies	Non- Guarantor Companies	Eliminations	Consolidated
	(In thousands)
Current assets:
Cash and cash equivalents	$20,845	$(27)	$—	$—	$20,818
Accounts receivable, net	177,618	2,358	388	—	180,364
Receivable due from ESOP Trust	—	—	—	—	—
Prepaid expenses and other current assets	5,991	93	2	—	6,086

Total current assets	204,454	2,424	390	—	207,268
Property, plant and equipment, net	9,733	614	20	—	10,367
Intangible assets, net	11,734	—	—	—	11,734
Goodwill	398,921	—	—	—	398,921
Investment in subsidiaries	24,566	—	—	(24,566)	—
Intercompany receivables	1,460	24,675	—	(26,135)	—
Other assets	16,181	12	5	—	16,198

Total assets	$667,049	$27,725	$415	$(50,701)	$644,488

Current liabilities:
Interest payable	$17,392	$—	$—	$—	$17,392
Trade accounts payable	52,092	257	6	—	52,355
Accrued liabilities	48,087	319	29	—	48,435
Accrued payroll and related liabilities	38,766	915	57	—	39,738
Billings in excess of costs revenue earned	2,723	5	24	—	2,752

Total current liabilities	159,060	1,496	116	—	160,672
Intercompany payables	24,675	—	1,460	(26,135)	—
Secured Notes	291,003	—	—	—	291,003
Unsecured Notes	242,064	—	—	—	242,064
Accrued compensation and benefits, excluding current portion	5,729	—	—	—	5,729
Non-current portion of lease obligations	10,260	502	—	—	10,762
Deferred income taxes	44,181	—	—	—	44,181
Other liabilities	980	—	—	—	980
Redeemable common stock	126,560	—	—	—	126,560
Common stock of subsidiaries	—	4,084	—	(4,084)	—
Commitments and contingencies	—	—	—	—	—
Common stock warrants	20,785	—	—	—	20,785
Accumulated other comprehensive loss	(123)	—	—	—	(123)
Accumulated surplus (deficit)	(258,125)	21,643	(1,161)	(20,482)	(258,125)

Total liabilities, redeemable common stock and accumulated deficit	$667,049	$27,725	$415	$(50,701)	$644,488

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Comprehensive Loss

	Year Ended September 30, 2012
	Parent	Guarantor Companies	Non- Guarantor Companies	Eliminations	Consolidated
	(In thousands)
Contract revenue	$802,664	$14,015	$525	$—	$817,204
Direct contract expenses	624,788	7,743	300	—	632,831

Gross profit	177,876	6,272	225	—	184,373

Operating expenses	88,736	2,531	227	—	91,494
General and administrative	52,123	156	162	—	52,441

Operating income (loss)	37,017	3,585	(164)	—	40,438
Other income (expense):
Interest income	78	—	—	—	78
Interest expense	(74,934)	—	—	—	(74,934)
Other	(63)	9	(1)	—	(55)
Gain on debt extinguishment	—	—	—	—	—
Equity in net income of subsidiaries	3,429	—	—	(3,429)	—

Total other income (expense)	(71,490)	9	(1)	(3,429)	(74,911)
Income (loss) before income taxes	(34,473)	3,594	(165)	(3,429)	(34,473)
Income tax (expense) benefit	(6,974)	—	—	—	(6,974)

Net income (loss)	$(41,447)	$3,594	$(165)	$(3,429)	$(41,447)

Other comprehensive income:
Postretirement actuarial gain	26	—	—	—	26

Comprehensive loss	$(41,421)	$3,594	$(165)	$(3,429)	$(41,421)

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Comprehensive Loss

	Year Ended September 30, 2011
	Parent	Guarantor Companies	Non- Guarantor Companies	Eliminations	Consolidated
	(In thousands)
Contract revenue	$769,467	$17,025	$822	$—	$787,314
Direct contract expenses	593,600	9,333	548	—	603,481

Gross profit	175,867	7,692	274	—	183,833

Operating expenses	79,871	3,076	88	—	83,035
General and administrative	64,374	620	311	—	65,305

Operating income (loss)	31,622	3,996	(125)	—	35,493
Other income (expense):
Interest income	45	—	—	—	45
Interest expense	(73,919)	—	—	—	(73,919)
Other	(535)	568	(1)	—	32
Gain on debt extinguishment	939	—	—	—	939
Equity in net income of subsidiaries	4,438	—	—	(4,438)	—

Total other income (expense)	(69,032)	568	(1)	(4,438)	(72,903)
Income (loss) before income taxes	(37,410)	4,564	(126)	(4,438)	(37,410)
Income tax (expense) benefit	(6,974)	—	—	—	(6,974)

Net income (loss)	$(44,384)	$4,564	$(126)	$(4,438)	$(44,384)

Other comprehensive income:
Post retirement actuarial gain	55	—	—	—	55

Comprehensive loss	$(44,329)	$4,564	$(126)	$(4,438)	$(44,329)

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Comprehensive Loss

	Year Ended September 30, 2010
	Parent	Guarantor Companies	Non- Guarantor Companies	Eliminations	Consolidated
	(In thousands)
Contract revenue	$803,565	$30,276	$147	$—	$833,988
Direct contract expenses	618,018	19,864	118	—	638,000

Gross profit	185,547	10,412	29	—	195,988

Operating expenses	83,788	4,091	91	—	87,970
General and administrative	64,392	4,365	341	—	69,098

Operating income (loss)	37,367	1,956	(403)	—	38,920
Other income (expense):
Interest income	93	26	—	—	119
Interest expense	(67,613)	—	—	—	(67,613)
Other	(559)	317	—	—	(242)
Gain on debt extinguishment	50,749	—	—	—	50,749
Equity in net income of subsidiaries	1,938	—	—	(1,938)	—

Total other income (expense)	(15,392)	343	—	(1,938)	(16,987)
Income (loss) before income taxes	21,975	2,299	(403)	(1,938)	21,933
Income tax (expense) benefit	(37,207)	2	40	—	(37,165)

Net income (loss)	$(15,232)	$2,301	$(363)	$(1,938)	$(15,232)

Other comprehensive income:
Postretirement actuarial gain	61	—	—	—	61

Comprehensive loss	$(15,171)	$2,301	$(363)	$(1,938)	$(15,171)

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows

Year Ended September 30, 2012

	Parent	Guarantors	Non- Guarantors	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$12,700	$(19)	$—	$12,681
Cash flows from investing activities:
Capital expenditures	(2,733)	2	—	(2,731)

Net cash provided by (used in) investing activities	(2,733)	2	—	(2,731)

Cash flows from financing activities:
Revolver borrowings	26,000	—	—	26,000
Revolver repayments	(26,000)	—	—	(26,000)
Loan to ESOP trust	(477)	—	—	(477)
ESOP loan repayment	477	—	—	477
Redeemable common stock purchased from ESOP trust	(4,843)	—	—	(4,843)
Redeemable common stock sold to ESOP Trust	1,302	—	—	1,302

Net cash provided by (used in) financing activities	(3,541)	—	—	(3,541)

Net increase (decrease) in cash and cash equivalents	6,426	(17)	—	6,409
Cash and cash equivalents at beginning of period	20,845	(27)	—	20,818

Cash and cash equivalents at end of period	$27,271	$(44)	$—	$27,227

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows

Year Ended September 30, 2011

	Parent	Guarantors	Non- Guarantors	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$5,061	$636	$24	$5,721
Cash flows from investing activities:
Capital expenditures	(5,694)	(588)	(23)	(6,305)
Proceeds from sale of fixed assets	14	—	—	14

Net cash provided by (used in) investing activities	(5,680)	(588)	(23)	(6,291)

Cash flows from financing activities:
Payment of debt issuance cost	(710)	—	—	(710)
Repayment of unsecured notes	(3,993)	—	—	(3,993)
Revolver borrowings	17,000	—	—	17,000
Revolver repayments	(17,000)	—	—	(17,000)
Loan to ESOP trust	(776)	—	—	(776)
ESOP loan repayment	776	—	—	776
Redeemable common stock purchased from ESOP trust	(5,762)	—	—	(5,762)
Redeemable common stock sold to ESOP Trust	5,158	—	—	5,158

Net cash provided by (used in) financing activities	(5,307)	—	—	(5,307)

Net increase (decrease) in cash and cash equivalents	(5,926)	48	1	(5,877)
Cash and cash equivalents at beginning of period	26,770	(74)	(1)	26,695

Cash and cash equivalents at end of period	$20,844	$(26)	$—	$20,818

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows

Year Ended September 30, 2010

	Parent	Guarantors	Non- Guarantors	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$2,250	$143	$3	$2,396
Cash flows from investing activities:
Cash paid for acquisitions-related obligations	(50)	—	—	(50)
Capital expenditures	(2,205)	(2)	—	(2,207)
Proceeds from sale of fixed assets	110	—	—	110

Net cash provided by (used in) investing activities	(2,145)	(2)	—	(2,147)

Cash flows from financing activities:
Sale of Secured Notes	281,465	—	—	281,465
Sale of Common Stock Warrants	20,785	—	—	20,785
Payment of debt issuance cost	(18,183)	—	—	(18,183)
Repayment of Term B Loan	(236,596)	—	—	(236,596)
Repurchase of Subordinated Note and related warrants	(25,000)	—	—	(25,000)
Revolver borrowings	84,200	—	—	84,200
Revolver repayments	(84,200)	—	—	(84,200)
Loan to ESOP trust	(5,323)	—	—	(5,323)
ESOP loan repayment	5,323	—	—	5,323
Redeemable common stock purchased from ESOP trust	(9,338)	—	—	(9,338)
Redeemable common stock sold to ESOP Trust	2,128	—	—	2,128

Net cash provided by (used in) financing activities	15,261	—	—	15,261

Net increase (decrease) in cash and cash equivalents	15,366	141	3	15,510
Cash and cash equivalents at beginning of period	11,404	(215)	(4)	11,185

Cash and cash equivalents at end of period	$26,770	$(74)	$(1)	$26,695

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(23) Related Party Transactions

Up through December 31, 2010, Alion used the consulting services of One Team, a company owned by General George Joulwan, (USA Ret.), a member of Alion’s board of directors. The Company paid One Team approximately $60 thousand in fiscal 2010.

(24) Commitments and Contingencies

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

As a government contractor, from time to time we may be subject to DCAA audits and federal government inquiries. The federal government may suspend or debar for a period of time any federal contractor it finds has violated the False Claims Act, or any contractor indicted for or convicted of violating other federal laws. This could also result in fines or penalties. Given Alion’s dependence on federal government contracts, suspension or debarment could have a material effect on our business, financial condition, operating results, cash flows and our ability to meet our financial obligations. We are not aware of any such pending federal government claims or investigations.

(25) Interim Period (Unaudited, in thousands except per share information)

	2012 Quarters
	1st	2nd	3rd	4th
Revenue	$189,891	$197,112	$211,514	$218,687
Gross profit	$43,547	$46,681	$46,472	$47,673
Net loss	$(12,810)	$(10,245)	$(8,866)	$(9,526)
Net loss per share	$(2.12)	$(1.73)	$(1.39)	$(1.52)
Current assets	$205,819	$200,703	$211,266	$209,097
Current liabilities	$166,226	$152,200	$166,520	$157,503

	2011 Quarters
	1st	2nd	3rd	4th
Revenue	$200,768	$202,551	$192,797	$191,198
Gross profit	$45,254	$47,549	$47,053	$43,977
Net loss	$(11,132)	$(9,667)	$(11,476)	$(12,109)
Net loss per share	$(1.97)	$(1.74)	$(1.98)	$(2.14)
Current assets	$194,812	$205,590	$182,506	$207,268
Current liabilities	$142,909	$147,948	$134,837	$160,672

(26) Subsequent Event

In December 2012, Alion and its lenders amended the Credit Agreement to increase the maximum fees the Company is permitted to pay outside directors and to retroactively waive non-compliance with the former limitation in the Credit Agreement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it is required to file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosures. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were timely and effective at a reasonable assurance level.

Limitations on the Effectiveness of Controls. Because of their inherent limitations, disclosure controls and procedures and internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures.

Management’s Annual Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 15(d)—15(f) under the Exchange Act). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles.

The Company’s management assessed the effectiveness of our internal control over financial reporting as of September 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we believe that as of September 30, 2012, our internal control over financial reporting was effective based on criteria set forth by COSO in Internal Control — Integrated Framework.

Changes in Internal Control Over Financial Reporting. During the quarter ended September 30, 2012, there were no changes in our internal control over financial reporting (as such term is defined in Rule 15(d) – 15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control for financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information Regarding the Directors of the Registrant

The names, ages and positions of our current directors are set forth below:

			Term	Director
Name	Age	Position	Expires	Since
Bahman Atefi	59	President, Chief Executive Officer and Chairman	2014	2001
Edward C. (Pete) Aldridge, Jr.	74	Director	2015	2003
Leslie L. Armitage	44	Director	2013	2002
Lewis Collens	77	Director	2013	2002
Admiral Harold W. Gehman, Jr., USN (Ret.)	69	Director	2013	2002
General Michael V. Hayden, USAF (Ret.)	67	Director	2015	2010
General George A. Joulwan, USA (Ret.)	73	Director	2014	2002
General Michael E. Ryan, USAF (Ret.)	70	Director	2014	2002
David J. Vitale	66	Director	2015	2009

The Company’s directors are divided into three classes. The first class of directors: Edward C. Aldridge, Jr., General Michael V. Hayden and David J. Vitale; have terms expiring on the date of Alion’s 2015 annual shareholder meeting. The second class of directors: Leslie Armitage, Lewis Collens and Admiral Harold W. Gehman, Jr.; have terms expiring on the date of Alion’s 2013 annual shareholder meeting. The third class of directors: Bahman Atefi, General George A. Joulwan and General Michael E. Ryan; have terms expiring on the date of Alion’s 2014 annual shareholder meeting.

The following sets forth the business experience, principal occupations and employment of each of our directors, as well as their specific experience, qualifications, attributes and skills relevant to our business that led to the conclusion that each of these individuals should serve as an Alion director.

Bahman Atefi was appointed president and chief executive officer of Alion in December 2001. He is also chairman of Alion’s Board of Directors. Dr. Atefi also serves as chairman of the ESOP committee. Dr. Atefi served as president of IITRI from August 1997 and as its chief executive officer from October 2000 until December 20, 2002, when Alion purchased substantially all of IITRI’s assets. From June 1994 to August 1997, Dr. Atefi served as manager of the energy and environmental group at Science Applications International Corporation. In this capacity, he was responsible for a business unit, which provided scientific and engineering support to the U.S. Department of Energy, Nuclear Regulatory Commission, Environmental Protection Agency, Department of Defense, and commercial and international customers. Dr. Atefi is a member of the Board of Directors of The Wolf Trap Foundation for the Performing Arts. Dr. Atefi received a BS in Electrical Engineering from Cornell University, an MS in Nuclear Engineering and a Doctor of Science in Nuclear Engineering from the Massachusetts Institute of Technology.

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

Leslie L. Armitage has served as a director of Alion since May 2002. Ms. Armitage currently serves as a Senior Managing Director and Co-Founder of Relativity Capital, a position she has held since January 2006. Ms. Armitage served as a Managing Director and Partner of The Carlyle Group from January 1999 until May 2005 and held various positions at Carlyle from 1990 to 1999. Ms. Armitage has served on the Board of Directors of MHF Services, Inc. since June 2009 and Tactical Micro, Inc. since December 2010. She previously served on the Board of Directors of Vought Aircraft Industries, Inc., Honsel International Technologies, United Components, Inc., Nivisys Industries and Berkshire Manufactured Products.

Ms. Armitage was selected and continues to serve as a director of the Company because of her extensive financial and board experience and acumen developed over the course of more than twenty years in the private equity market, in addition to her familiarity with companies in the government contracting professional services industry.

Lewis Collens has served as a director of Alion since May 2002. From 1990 to 2009, Mr. Collens served as president of Illinois Institute of Technology (“IIT”). He is currently President Emeritus and Professor of Law Emeritus at IIT, Chicago-Kent College of Law, a position he has held since August 2009. He also currently serves as Senior Advisor for Charles Dobrusin Associates. Mr. Collens previously served as a director of Amsted Industries since February 1991 and as a director and Chairman of Colson Company from March 2002 to March 2012.

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

General Michael V. Hayden, USAF (Ret.) has served as a director of Alion since July 2010. General Hayden retired from 39 years of service in the United States Air Force in July 2008. General Hayden served as Director of the Central Intelligence Agency from May 2006 until February 2009, and as Director of the National Security Agency from 1999 until 2005. He entered active duty in 1969 after earning a bachelor’s degree in history in 1967 and a master’s degree in modern American history in 1969, both from Duquesne University. He is a distinguished graduate of Duquesne’s ROTC program. General Hayden served as Commander of the Air Intelligence Agency and as Director of the Joint Command and Control Warfare Center. He has also served in senior staff positions at the Pentagon, Headquarters U.S. European Command, National Security Council and the U.S. Embassy to the People’s Republic of Bulgaria. General Hayden served as Deputy Chief of Staff, United Nations Command and U.S. Forces Korea, Yongsan Army Garrison, South Korea. He currently serves as a Distinguished Visiting Professor at George Mason University School of Public Policy and as a Principal at the Chertoff Group. General Hayden has served on the Board of Directors of Motorola Corporation since January 2011and Accenture Federal Services, LLC since May 2012. He served on the Board of Directors of National Interest Security Company from April 2009 to March 2010. General Hayden also serves as a Consultant and Advisory Board Member for Cubic Defense Applications, Computer Sciences Corporation, Kaseman LLC, Draper Labs, Next Century Corporation, Accenture, Orbis Operations, IBM and the Commonwealth Bank of Australia.

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

General George A. Joulwan, USA (Ret.) has served as a director of Alion since May 2002. General Joulwan retired from 36 years of service in the military in September 1997. While in the military, General Joulwan served as Commander in Chief for U.S. Southern Command in Panama from 1990-1993 and served as Commander in Chief of the U.S. European Command and NATO Supreme Allied Command from 1993-1997. From 1998 to 2000, General Joulwan served as an Olin Professor at the U.S. Military Academy at West Point. General Joulwan has also served as an adjunct professor at the National Defense University from 2001 to 2002. Since 1998, General Joulwan has served as President of One Team, Inc., a strategic consulting company. General Joulwan currently serves on the Board of Directors of Accenture Federal Services LLC since 2002, IAP Worldwide Services since 2005 and Freedom Group, Inc. since 2007. He also serves on the boards of several charity and non-profit organizations. General Joulwan has previously served on the Board of Directors for General Dynamics Corporation from 1998-2012, TRS-LLC from 2001-2012, and nGrain (Canada) Corporation from 2004-2011.

General Joulwan was selected and continues to serve as a director of the Company because of his extensive domain expertise developed over the course of his service as an Army officer, as well as his years of leadership in the senior-most levels of the U.S. defense establishment.

General Michael E. Ryan, USAF (Ret.) has served as a director of Alion since May 2002. General Ryan retired from the military in 2001 after 36 years of service. He served his last four years as the 16th Air Force Chief of Staff, responsible for organizing, training and equipping over 700,000 active duty, reserve and civilian members. He is currently president of the consulting firm, Ryan Associates, focusing on national defense issues, a position he has held since January 2001. He is Chairman of the Board of CAE USA, Inc., SELEX Galileo Inc. and the Air Force Village Charitable Foundation. He has served on the Board of Directors of United Services Automobile Association since November 2002, Circadence Corporation since December 2003, VT Services, Inc. from December 2004 to July 2012, CAE USA since August 2002, SELEX Galileo Inc. since June 2005 and Nivisys Industries LLC from July 2008 to July 2011. He is a senior trustee of the Air Force Academy Falcon Foundation.

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

The Board of Directors has determined that Leslie Armitage qualifies as “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, and that she is “independent” as independence for audit committee members is defined in the listing standards of the NYSE Amex.

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

The Audit and Finance Committee met five times during fiscal year 2012.

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

The Compensation Committee met three times during fiscal year 2012.

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

The Corporate Governance and Compliance Committee met four times during fiscal year 2012.

Special Projects Committee

The Special Projects Committee’s primary purpose and function is to oversee special projects and programs of a significant nature as determined jointly by the Committee and the management of Alion, or by the Board of Directors; and develop, recommend to the Board, and assess policies and procedures with regard to such special projects.

The Special Projects Committee met once during the year 2012.

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

Information Regarding the Executive Officers of the Registrant

The names, ages and positions of the Company’s current executive officers and the dates from which these positions have been held are set forth below.

Name	Age	Office	Position Since
Bahman Atefi	59	President, Chief Executive Officer and Chairman of the Board of Directors (1)	December 2001

Stacy Mendler	49	Chief Operating Officer and Executive Vice President (1)	September 2006

Barry Broadus	53	Chief Financial Officer, Senior Vice President and Treasurer	September 2012

Scott Fry	63	Sector Senior Vice President – Engineering and Integration Solutions Sector (1)	September 2006

Robert Hirt	52	Sector Senior Vice President – Technology, Engineering and Operational Solutions Sector	July 2011

Thomas McCabe	57	Senior Vice President, General Counsel and Secretary	March 2010

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

Barry Broadus has served as Chief Financial Officer, Senior Vice President and Treasurer since September 2012. He served as (Acting) Chief Financial Officer from April 2012 until September 2012 and Director of Financial Planning from September 2008 until April 2012. Prior to joining Alion, from November 2004 to September 2008, Mr. Broadus served as Vice President and Business Unit Controller at Science Applications International Corporation (SAIC) where he was responsible for the financial oversight of the Energy, Environment & Infrastructure Business Unit. Prior to SAIC, from September 2000 to July 2004 he was the Chief Financial Officer for Brainbench, Inc. Prior to Brainbench, Mr. Broadus served for 12 years at EDS, as the Military Systems Business Unit Controller. He also worked for Andersen Consulting. In his earlier career, he was an Officer in the U.S. Army from 1982 to 1985. Mr. Broadus received a Bachelor of Science in Business Administration with a major in Accounting from the University of Alabama.

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

Thomas McCabe has served as Alion’s Senior Vice President, General Counsel and Secretary since 2010. Prior to joining Alion, he served from 2008 to 2010 as Executive Vice President and General Counsel, and President of the Federal business, of publicly-traded Braintech, Inc., which provided automated vision systems for industrial and military robots. He was Vice President and Deputy General Counsel of publicly-traded XM Satellite Radio from 2005 through its merger with Sirius Satellite Radio in 2008. He was President, CEO and a director of software provider MicroBanx Systems from 2001 to 2005, and President, CEO and a director of its parent company, COBIS Corporation, from 2004 to 2005. From 1992 to 2000, he was a senior executive at GRC International, Inc., a publicly-traded defense contractor, serving as Senior Vice President, General Counsel, Secretary and Director of Corporate Development through its sale to AT&T in 2000. Mr. McCabe was an attorney in private practice from 1982 to 1991. He began his career as judicial clerk for Judge Charles R. Richey at the United States District Court for the District of Columbia from 1981 to 1982. Mr. McCabe has a BA from Georgetown University and an MBA and JD from the University of Notre Dame.

There is no known family relationship between any director and executive officer.

Code of Ethics

In December 2001, Alion adopted a Code of Ethics, Conduct, and Responsibility that applied to all employees, executive officers and directors of the Company and served as a code of ethics for the Company’s chief executive officer, chief financial officer, director of finance, controller, and any person performing similar functions. In 2004, Alion reviewed the Company’s 2001 Code of Ethics and in September 2004, adopted a revised Code applicable to all Alion employees, including Alion’s CEO and CFO. The 2001 Code met the definitional requirements set forth in the rules and regulations of the Securities and Exchange Commission. In November 2009, the Company adopted a newly revised Code of Ethics that applied to all Alion employees and meets the definitional requirements set forth in the rules and regulations of the Securities and Exchange Commission. In November 2010 and October 2011, the Company adopted a further revised Code of Ethics. In November 2012, the Company adopted its currently revised Code of Ethics. Alion provides access to a telephone hotline so employees can report suspected instances of improper business practices such as fraud, waste, and violations of the Company’s Code of Ethics. A copy of the 2012 Code of Ethics is posted for all employees on the Company’s internal website and can also be found on the Company’s Investor Relations website at: http://www.alionscience.com/en/Investor-Relations/~/media/Files/Ethics/Ethics-Code-11-12.ashx. A printed copy without charge may be obtained from the Company’s Secretary upon request.

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

Role of the Chief Executive Officer

Our Chief Executive Officer makes recommendations to the Compensation Committee in evaluating Alion’s executive officers, including recommendations of individual cash and incentive compensation amounts for executive officers. Dr. Atefi relies on his personal experience as Alion’s Chief Executive Officer in evaluating other executive officers and on comparable compensation guidance provided by an outside compensation consultant. Dr. Atefi was not present during Compensation Committee deliberations and voting pertaining to the determination of his own compensation.

Role of the Compensation Consultant

The Compensation Committee annually retains a consultant to provide independent advice on executive compensation matters and to perform specific project-related work. In 2012, we engaged AON Hewitt to review the compensation of our named executive officers and to provide competitive data and analysis to the Compensation Committee. They performed no other services for the Company.

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

Base salaries for our named executive officers as of September 30, 2012 were:

Named Executive Officer	Fiscal 2012 Base Salary
Bahman Atefi	$735,000
Stacy Mendler	$425,000
Barry Broadus	$280,000
Scott Fry	$360,000
Robert Hirt	$320,000

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

For fiscal 2012, the Compensation Committee reviewed a peer group of companies from the information technology, professional services, and defense and aerospace industries. In its analysis, the Compensation Committee compared data for the selected peer group with data from several broader, national compensation surveys and Alion’s current executive compensation levels. The following companies made up the compensation peer group.

CACI International Inc.	Exponent, Inc.	Kratos Defense & Security	SRA International Inc.
CIBER Inc.	Harris Corp.	ManTech International Corp.	VSE Corp.
Cubic Corp.	Heico Corp.	Maximus Inc.
Dynamics Research Corp.	ICF International, Inc.	NCI, Inc.
Engility Holdings, Inc.	IHS, Inc.	Orbital Sciences Corp.

The Compensation Committee decided to maintain but not to increase base salaries for Dr. Atefi, Ms. Mendler and Mr. Fry for next year. Based on new and expanded responsibilities, the Compensation Committee increased base salaries for Mr. Hirt and Mr. Broadus for next fiscal year. This is the first year that Mr. Broadus is a named executive officer.

Annual Bonus

We use annual bonuses in our compensation program to motivate and reward our named executive officers for current, short term performance such as meeting annual financial performance goals, and achieving certain milestones and other non-financial performance goals within a given year. The Compensation Committee believes it is important to encourage and reward both short-term and long-term performance. The Compensation Committee has the discretion to set goals and objectives it believes are consistent with creating shareholder value, including financial measures, operating objectives, growth goals and other measures. Objectives may be based upon Alion achieving revenue or operating income targets as well as other financial and business objectives. Revenue growth and operating profitability are weighted as the most significant factors. The Compensation Committee evaluates achievement of objectives following the end of each year and makes annual bonus awards based on this assessment. The Compensation Committee considers individual achievement and also relies on the Chief Executive Officer’s recommendations with respect to other executive officers.

Long-term Incentives/Awards

We use our long-term incentives to motivate, retain and reward our named executive officers for both short-term and sustained performance. The Compensation Committee establishes performance-based award opportunities specific to Alion’s financial performance and the specific business unit and/or corporate department an individual leads.

Long-Term Incentive Plan

We established the Alion Science and Technology Corporation Long-Term Incentive Plan (LTIP) in November 2008. The LTIP provides for award opportunities based on the achievement of predefined individual performance goals the Compensation Committee sets. LTIP awards are paid in cash. Our named executive officers and other key employees are eligible to receive LTIP awards.

We established the LTIP to:

•	provide certain employees an incentive for excellence in achieving certain Company and business unit or departmental goals;

•	facilitate key employee retention and recruitment;

•	provide at-risk awards contingent on achievement of selected performance criteria over an extended period; and

•	provide a meaningful incentive to achieve long-term growth and improve profitability.

Under the LTIP, our Compensation Committee is responsible for:

•	selecting which of our key employees may participate in the LTIP;

•	determining the period over which a participant must achieve his or her performance goals, (performance period);

•	setting each participant’s award opportunities for a given performance period; and

•	establishing award vesting conditions.

Following consultation with the outside compensation consultant retained by the Compensation Committee, we determined Alion needed a non-equity based long-term incentive compensation plan to motivate and appropriately reward named executive officers and other key employees. Subject to certain limitations, LTIP compensation costs are allowable indirect expenses that can be reimbursed through government contracts. We do not expect to recover all LTIP compensation costs. Our LTIP is intended to differ from our prior equity-based compensation plans which were not an allowable indirect expense and could not be reimbursed through our government contracts.

The Board of Directors has adopted separate forms of LTIP award agreements for named and other executive officers. In 2012, the Board of Directors granted each named executive officer an LTIP award which vests over a three year period ending November 2015. In 2008, the Board of Directors established five initial LTIP award categories for named executive officers; it has created a new LTIP award category each year thereafter. All initial LTIP grants vested and have been paid out. The LTIP grants issued to named executive officers in 2009 vested in November 2012. The vested 2009 LTIP grants are the only named executive officer grants outstanding in addition to the LTIP grants listed in the named executive officer compensation table below.

Performance goals under these award agreements include, among others, reaching certain company-planned revenue targets; achieving certain levels of Consolidated EBITDA (as determined for our debt covenants); achieving certain levels of reporting unit revenue and operating income; complying with debt covenants; and achieving targeted levels of days’ sales outstanding.

Some LTIP grants to our named executive officers involve a three-year performance cycle with one third of each three-year grant related to each annual performance cycle during the term of the grant. Most LTIP grants to named executive officers are evaluated by the Compensation Committee evaluates performance for three-year grants only at the end of each three-year performance cycle. This fiscal year was the first three-year performance cycle for grants evaluated only at the end of a three-year performance period.

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

Name	Initial Target Value 2012 LTIP Awards
Bahman Atefi	$1,100,000
Stacy Mendler	$385,000
Barry Broadus	$160,000
Scott Fry	$275,000
Robert Hirt	$220,000

The ranges reflect LTIP award levels for each named executive officer based on market information provided to us by our compensation consultant. Each named executive officer’s LTIP award is based on his or her specific position, responsibilities, accountabilities and impact within our company. We vet these target participation levels against the participation levels of similarly situated executive officers at peer companies. The Compensation Committee established this year’s named executive officer LTIP award target values as part of each executive’s total compensation package, including salary and other cash compensation. Some LTIP awards were less than last year’s grant levels to reflect risks the Company faces from sequestration and potential Department of Defense spending cuts. Other LTIP awards increased from last year to reflect changes in duties and responsibilities for certain named executive officers.

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

Stock Appreciation Rights (SAR) Plan

In January 2005, the Board of Directors adopted the Alion Science and Technology Corporation 2004 Stock Appreciation Rights Plan (the SAR Plan). The Compensation Committee, or the administrative committee as delegated, administers the SAR Plan. The SAR Plan has a 10-year term and permits grants to Alion directors, officers, employees and consultants. The SAR Plan permits the Chief Executive Officer to award SARs as he deems appropriate. Awards to executive officers are subject to the approval of the administrative committee of the Plan. There were no SAR awards to named executive officers in 2012.

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

Health and Welfare Benefits and Other Fringe Benefits

Alion provides all its named executive officers a comprehensive, balanced, and flexible fringe benefit program. Our fringe benefit program’s design plays an important role in attracting new employees and retaining our named executive officers. We review industry-wide fringe benefit packages annually to ensure that Alion’s fringe benefit program continues to provide the best value to our named executive officers. Benefits include medical, prescription drug, vision and dental coverage; life insurance; accidental death and dismemberment insurance, short and long-term disability insurance; business travel accident, kidnap and ransom insurance; an employee assistance program and flexible spending accounts for medical expense reimbursement and child care. Alion provides worker’s compensation insurance and unemployment benefits required by law to all employees, including named executive officers. We purchase worker’s compensation and unemployment insurance. Our benefit plans do not discriminate in favor of our named executive officers. Alion provides the major portion of its fringe benefit program as a core package of standard benefits supplemented by a set of employee-selected optional benefits. All eligible employees, including named executive officers contribute to the cost of certain benefits at the same rates and in the same manner. The Company also provides named executive officers a monthly automobile allowance.

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

•

There is a balance between short- and long-term financial and strategic objectives, intended to reward managers for continuous improvement in revenue and operating income and growth in shareholder value.

•

A significant portion of management compensation is “at risk” and depends on achieving specific company-wide strategic operational and financial goals, as well as individual performance goals that can be objectively determined. These corporate goals have pre-established minimum, target and stretch performance levels, with individual metrics and overall maximums.

•	The Compensation Committee considers other qualitative matters in determining annual performance payments and achievement of long term incentive goals.

•

In 2012, the Compensation Committee considered Alion’s overall financial performance and its improved performance compared to fiscal 2011 in deciding to increase non-equity incentive compensation payments to Dr. Atefi, Ms. Mendler, and Mr. Fry from last year’s lower levels. In 2012, non-equity incentive compensation for these named executive officers was comparable to their 2010 non-equity incentive compensation. The Compensation Committee maintained base salaries for these named executive officers for next fiscal year at current year levels based on the Company’s need to continue improving performance and the industry risks Alion faces.

•

The Compensation Committee increased Mr. Hirt’s non-equity incentive compensation based on his expanded duties and his reporting unit operating results for the past year. This was the first year that Mr. Broadus served as principal financial officer. The Compensation Committee increased base salaries for Mr. Hirt and Mr. Broadus to acknowledge their increased responsibilities.

•

Our named executives’ ongoing long term compensation grants vest over a three year period with performance goals measured only at the end of a three-year period. We believe this encourages our executives to focus on Alion’s long term performance.

Based on this review and currently known facts and circumstances, the Compensation Committee believes Alion’s compensation policies and practices, individually and in the aggregate, do not create known risks that are reasonably likely to materially adversely affect the Company.

Summary Compensation Table

The following table sets forth all compensation with respect to our Chief Executive Officer and our other named executive officers for the years ended September 30, 2012, 2011, and 2010.

Name and Principal Position	Year	Salary	Bonus	Long- Term Incentive Plan Awards		Non- Equity Incentive Plan Awards (1)		All other (2)	Total
Bahman Atefi	2012	$763,929	$—		$1,100,000		$700,000	$106,612	$2,670,540
Chief Executive Officer	2011	$757,449	$—		$1,200,000		$560,000	$120,477	$2,637,926
and President	2010	$718,940	$—		$1,000,000		$700,000	$117,023	$2,535,963

Barry Broadus	2012	$272,610	$33,000		$160,000		$165,000	$49,842	$680,451
Senior Vice President and	2011	N/A	N/A		N/A		N/A	N/A	N/A
Chief Financial Officer	2010	N/A	N/A		N/A		N/A	N/A	N/A

Michael Alber	2012	$264,404	$15,000	$	N/A	$	N/A	$52,195	$331,598
Senior Vice President and	2011	$346,718	$—		$225,000		$160,000	$60,902	$792,620
Chief Financial Officer (former)	2010	$320,735	$50,000		$200,000		$200,000	$52,849	$823,584

Stacy Mendler	2012	$441,606	$—		$385,000		$300,000	$74,873	$1,201,479
Chief Operating Officer	2011	$436,984	$—		$400,000		$240,000	$80,086	$1,157,070
and Executive Vice President	2010	$411,601	$—		$350,000		$300,000	$79,188	$1,140,789

Scott Fry	2012	$374,389	$—		$275,000		$220,000	$50,066	$919,455
Engineering and Integration Solutions Sector,	2011	$364,701	$—		$300,000		$176,000	$45,794	$886,495
Senior Vice President	2010	$362,228	$—		$250,000		$220,000	$49,621	$881,849

Robert Hirt	2012	$318,495	$20,000		$220,000		$190,000	$50,150	$798,644
Technology, Engineering	2011	$259,482	$20,000		$200,000		$160,000	$45,699	$685,181
and Operational Solutions	2010	N/A	N/A		N/A		N/A	N/A	N/A
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

Detail of All Other Compensation for Fiscal Year 2012, 2011, 2010

Recorded in the Summary Compensation Table

Name and Principal Position	Year	Company Matching Contributions Under Alion’s KSOP	Health and Welfare Benefits	Long and Short Term Disability Paid by the Company
Bahman Atefi	2012	$16,250	$51,209	$5,250
	2011	$15,925	$65,630	$5,219
	2010	$15,925	$67,249	$5,130

Barry Broadus	2012	$20,099	$26,163	$2,419
	2011	N/A	N/A	N/A
	2010	N/A	N/A	N/A

Michael Alber	2012	$16,250	$25,038	$1,863
	2011	$15,925	$27,714	$2,840
	2010	$6,213	$27,516	$2,901

Stacy Mendler	2012	$16,250	$35,144	$3,387
	2011	$15,925	$40,707	$3,365
	2010	$15,925	$41,794	$3,354

Scott Fry	2012	$15,842	$18,733	$2,998
	2011	$11,117	$18,330	$2,989
	2010	$11,129	$20,231	$3,069

Robert Hirt	2012	$7,459	$28,043	$2,709
	2011	$6,901	$24,494	$2,397
	2010	N/A	N/A	N/A

Detail of All Other Compensation for Fiscal Year 2012, 2011, 2010

Recorded in the Summary Compensation Table (continued)

Name and Principal Position	Year	Club Membership Fees		Term Life Insurance Paid by the Company	Leased Cars	Total
Bahman Atefi	2012		$5,780	$300	$27,823	$106,612
	2011		$5,580	$300	$27,823	$120,477
	2010		$5,490	$457	$22,772	$117,023

Barry Broadus	2012		$—	$158	$1,002	$49,842
	2011		N/A	N/A	N/A	N/A
	2010		N/A	N/A	N/A	N/A

Michael Alber	2012		$—	$132	$8,912	$52,195
	2011		$—	$201	$14,222	$60,902
	2010	$		$289	$15,930	$52,849

Stacy Mendler	2012		$—	$256	$19,836	$74,873
	2011		$—	$253	$19,836	$80,086
	2010		$—	$359	$17,756	$79,188

Scott Fry	2012		$—	$217	$12,276	$50,066
	2011		$—	$216	$13,142	$45,794
	2010		$—	$318	$14,874	$49,621

Robert Hirt	2012		$—	$188	$11,751	$50,150
	2011		$—	$156	$11,751	$45,699
	2010		N/A	N/A	N/A	N/A

Summary of Prior Year LTIP Award Agreements

In 2009, the Board of Directors adopted several separate forms of LTIP award agreements. Some named executive officers were eligible to receive awards under more than one category. Only Category F grants remain outstanding. Category F LTIP grants had a three-year performance period ending October 2012, vesting on November 15, 2012. Awards had a potential final value of 50% to 150% of their initial target value.

Performance goals for Category F agreements include, among others, reaching certain company-planned revenue targets; achieving certain levels of Consolidated EBITDA (as determined for our debt covenants); achieving certain levels of reporting unit revenue and operating income; complying with debt covenants; and achieving targeted levels of days’ sales outstanding. The following table sets out the initial target values for Category F grants approved by our Compensation Committee and Board of Directors in 2009 for the named executive officers listed below.

Name	Category F
Bahman Atefi	$1,000,000
Stacy Mendler	$350,000
Scott Fry	$250,000

Grants of Plan-Based Awards

There were no grants of plan-based awards to named executive officers in 2012.

Outstanding Equity Awards at Fiscal Year-End

The following table lists SAR awards held by named executive officers as of September 30, 2012.

Name	Number of securities underlying unexercised SARs (#) Exercisable	Number of securities underlying unexercised SARs (#) Unexercisable	SAR Exercise Price	SAR Expiration Date
Barry M. Broadus (1)	—	2,000	$34.30	December 2014
Barry M. Broadus (2)	—	2,000	$26.65	December 2015
Barry M. Broadus (3)	—	2,000	$20.95	December 2016

(1)	In December 2009, Mr. Broadus was awarded 2,000 SARs at an exercise price of $34.30 per share which vest in 2013.
(2)	In December 2010, Mr. Broadus was awarded 2,000 SARs at an exercise price of $26.65 per share which vest in 2014.
(3)	In December 2011, Mr. Broadus was awarded 2,000 SARs at an exercise price of $20.95 per share which vest in 2015.

All grants were outstanding as of September 30, 2012.

SAR Exercises

No named executive officers exercised any SARs in 2012.

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

Scott Fry is the only named executive officer who has elected to participate in the Executive Deferred Compensation in fiscal year 2012.

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Scott Fry	$—	$—	$109,537	$—	$648,756

Potential Payments Upon Termination or Change in Control

We have employment agreements with four named executive officers, which provide that if the officer is involuntarily terminated without cause or terminated following a change in control, he or she will be entitled to receive a lump sum cash payment as set forth in his or her individual agreement. The named executive officers’ employment agreements define “termination for cause,” “good reason” and “change in control” for purposes of determining payments upon termination of employment. The four named executive officers are also entitled to accelerated vesting of certain outstanding LTIP awards under the terms of their LTIP award agreements.

The named executive officer employment agreements provide for salary- and bonus-based severance payments for termination without cause or termination related to a change in control. Under such circumstances, the named executive officers are also eligible for up to $25,000 in outplacement services from a firm selected and paid by Alion, 18 months of company-subsidized health care benefits and a related 40% tax gross up. The Company will provide outplacement services up through December 31 of the second calendar year following the calendar year in which the named executive’s employment terminated. The LTIP award agreements provide for accelerated vesting upon a change in control, termination without cause, death or disability, and a change in responsibility.

In order to receive termination-related payments under their employment agreements, named executive officers must execute a release and agree to non-compete, non-interference and non-solicitation covenants that run the same length of time as their salary-based severance. Named executive officers must also agree to a two-year trade-secret non-disclosure covenant and a non-disparagement covenant that runs the life of their agreement.

The tables below set out the estimated payments and benefits that would be provided to each named executive officer as a result of (a) termination without cause; (b) termination on death or disability; (c) termination for cause, voluntary termination or retirement, and; (d) termination or change in responsibility upon a change in control. The calculations in these tables are based on the assumption that termination occurred on September 30, 2012, the last day of the Company’s most-recently completed fiscal year. Amounts in the tables below do not include payments and benefits to the extent they are provided on a non-discriminatory basis to salaried employees generally upon termination of employment.

Potential Termination-Related Payments to

Bahman Atefi, Chief Executive Officer

			Unrelated to a Change in Control			Change in Control
Incremental Compensation and Benefit Payment	Applicable Percentage	Base Dollars	Termination without Cause	Death/ Disability	Termination for Cause, Voluntary Termination, Retirement	Termination, Change in Responsibility or Other Good Reason
Salary-based severance	200%	$735,000	$1,470,000	$—	$—	$1,470,000

Bonus-based severance	200%	$700,000	$1,400,000	$—	$—	$1,400,000
Health care benefits		$14,058	$21,086	$—	$—	$21,086
Tax Gross Up	40%		$8,435	—	—	$8,435

Outplacement services		$25,000	$—	$—	$—	$25,000

LTIP Acceleration			$500,000	$2,200,000	$—	$2,200,000

Total			$3,399,521	$2,200,000	$—	$5,124,521

Potential Termination-Related Payments to

Stacy Mendler, Chief Operating Officer

			Unrelated to a Change in Control			Change in Control
Incremental Compensation and Benefit Payment	Applicable Percentage	Base Dollars	Termination without Cause	Death/ Disability	Termination for Cause, Voluntary Termination, Retirement	Termination, Change in Responsibility or Other Good Reason
Salary-based severance	150%	$425,000	$637,500	$—	$—	$637,500

Bonus-based severance	150%	$300,000	$450,000	$—	$—	$450,000
Health care benefits	—	$14,337	$21,505	$—	$—	$21,505
Tax Gross Up	40%		8,602	—	—	$8,602

Outplacement services	—	$25,000	$—	$—	$—	$25,000

LTIP Acceleration			$175,000	$750,000	$—	$750,000

Total			$1,292,607	$750,000	$—	$1,892,607

Potential Termination-Related Payments to

Scott Fry, Sector Senior Vice President

			Unrelated to a Change in Control			Change in Control
Incremental Compensation and Benefit Payment	Applicable Percentage	Base Dollars	Termination without Cause	Death/ Disability	Termination for Cause, Voluntary Termination, Retirement	Termination, Change in Responsibility or Other Good Reason
Salary-based severance	100%	$360,000	$360,000	$—	$—	$360,000

Bonus-based severance	100%	$220,000	$220,000	$—	$—	$220,000
Health care benefits	—	$367	$551	$—	$—	$551
Tax Gross Up	40%		220	—	—	$220

Outplacement services	—	$25,000	$—	$—	$—	$25,000

LTIP Acceleration			$125,000	$550,000	$—	$550,000

Total			$705,771	$550,000	$—	$1,155,771

Potential Termination-Related Payments to

Robert Hirt, Sector Senior Vice President

			Unrelated to a Change in Control			Change in Control
Incremental Compensation and Benefit Payment	Applicable Percentage	Base Dollars	Termination without Cause	Death/ Disability	Termination for Cause, Voluntary Termination, Retirement	Termination, Change in Responsibility or Other Good Reason
Salary-based severance	100%	$340,000	$340,000	$—	$—	$340,000

Bonus-based severance	100%	$190,000	$190,000	$—	$—	$190,000
Health care benefits	—	$14,337	$21,505	$—	$—	$21,505
Tax Gross Up	40%		8,602	—	—	$8,602

Outplacement services	—	$25,000	$—	$—	$—	$25,000

LTIP Acceleration			$25,000	$250,000	$—	$250,000

Total			$585,107	$250,000	$—	$835,107

Director Compensation

The following table sets forth certain information regarding the compensation paid to the Company’s non-employee directors for their service during the fiscal year ended September 30, 2012.

Name	Fees earned or paid in cash ($) (1)	All other compensation ($) (2)	Total
Edward C. Pete Aldridge, Jr.	$84,995	$1,755	$86,750
Leslie Armitage	$96,500	$—	$96,500
Lewis Collens	$86,492	$1,008	$87,500
Admiral (Ret.) Harold W. Gehman, Jr.	$90,500	$—	$90,500
Michael Hayden	$84,000	$—	$84,000
General (Ret.) George A. Joulwan	$88,000	$—	$88,000
General (Ret.) Michael E. Ryan	$95,159	$841	$96,000
David Vitale	$78,750	$1,750	$80,500

(1)	This column represents the total fees including the annual retainer fee to non-employee directors. Alion employee directors do not receive any additional compensation for service as a member of the Board of Directors. For the year ended September 30, 2012, Alion’s non-employee directors received an annual retainer and compensation of $70,000, payable in quarterly installments. Each director also receives a fee of $2,500 for in-person attendance or $1,000 for telephone attendance at a Board of Directors meeting. The Audit and Finance Committee chairperson receives $7,500 per year for each year he or she serves in such capacity. Other board committee chairpersons receive $5,000 per year for each year he or she serves in such capacity. Board committee members receive $1,000 per committee meeting when a committee meeting occurs on other than the day of a Board of Directors meeting. Alion reimburses directors for reasonable travel expenses in connection with attendance at Board of Directors and board committee meetings.
(2)	This column represents amounts paid by Alion for travel expenses to attend Board of Directors and board committee meetings.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee are Harold Gehman (Chairman), Leslie Armitage, Lewis Collens, George Joulwan, and Pete Aldridge. None of the members, during the fiscal year, was an Alion officer or employee, formerly an Alion officer, or involved in a related party transaction. Dr. Atefi is the President and Chief Executive Officer of Alion.

During the last completed fiscal year:

(A) No executive officer of the Company served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the Compensation Committee of the Company;

(B) No executive officer of the Company served as a director of another entity, one of whose executive officers served on the Compensation Committee of the Company; and

(C) No executive officer of the Company served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the Company.

Compensation Committee Report

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report.

THE COMPENSATION COMMITTEE

Harold Gehman, Jr., Chairman

Pete Aldridge, Jr., Committee Member

Leslie Armitage, Committee Member

Lewis Collens, Committee Member

George Joulwan, Committee Member

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of September 30,2012, regarding beneficial ownership of Alion common stock by (i) all persons known by the Company that beneficially own more than 5% of the Company’s common stock, (ii) all directors and (iii) all named executive officers, individually and as a group.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percentage of Class
Five Percent Security Holders:
Alion Science and Technology Corporation Employee Ownership,
Savings and Investment Trust	Common Stock	6,731,889		100%
Directors and Executive Officers
Bahman Atefi	Common Stock	60,806	(5)	0.9
Stacy Mendler	Common Stock	76,497	(5)	1.1
Michael Alber	Common Stock	1,507	(5)		**
Barry Broadus	Common Stock	1,835	(5)		**
Scott Fry	Common Stock	8,369	(5)	0.1
Robert Hirt	Common Stock	689	(5)		**
All Directors and Executive Officers as a Group (6 persons)	Common Stock	149,702	(5)	2.2

**	Less than 1 percent.

•	The address of all persons listed is 1750 Tysons Boulevard, Suite 1300, McLean, Virginia 22101.

•

Voting power with respect to the Alion common stock is held by the ESOP Trust. The ESOP Committee instructs the ESOP Trustee on most matters coming before the shareholders for a vote except for a limited number of matters which pursuant to the Plan require a pass-through vote by the beneficial holders.

•	Applicable percentages are based on 6,731,889 shares outstanding on September 30, 2012, and are calculated with respect to each person pursuant to Rule 13d-3(d) of the Exchange Act.

•	No directors (other than Dr. Atefi) are beneficial owners of the Company’s common stock.

•	Includes beneficial ownership of shares of Alion’s common stock held by the ESOP Trust.

Changes in Control

We do not know of any arrangements, the operation of which may at a subsequent date result in a change in control of Alion.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with related persons

Since the beginning of the Company’s last fiscal year, including any currently proposed transactions, no directors, executive officers or immediate family members of such individuals were engaged in transactions with us or any subsidiary involving more than $120,000 other than the arrangements described in the section “Executive Compensation.”

Review, approval or ratification of transactions with related persons

In accordance the procedures it has established, our Audit and Finance Committee is responsible for reviewing and approving the terms and conditions of all related party transactions. Any material transaction with a director or executive officer of the Company or a member of the immediate family of a director or officer is required to be approved by our Audit and Finance Committee prior to Alion entering into such transaction.

Director Independence

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

Item 14. Principal Accountant Fees and Services

Consistent with its charter, the Audit and Finance Committee is responsible for engaging Alion’s independent public accountants. All audit and permitted non-audit services require advance approval by the Audit and Finance Committee. The full committee approves proposed services and estimated fees for these services. The Audit and Finance Committee approved in advance all services performed by our auditors in fiscal 2012 and 2011.

The following table summarizes the fees that Deloitte & Touche LLP, our independent registered public accounting firm, billed Alion for each of our past two fiscal years for audit services and other services:

Fee Category

	2012	2011
Audit Fees(1)	$1,025,000	$1,200,000
Audit-Related Fees(2)	100,000	100,000
Tax Fees	118,863	182,442

Total Fees	$1,243,863	$1,482,442

(1)	Audit fees include fees for auditing Alion’s financial statements, reviewing interim financial statements included in quarterly reports on Form 10-Q, and providing other professional services in connection with statutory and regulatory filings or engagements.
(2)	Audit-related fees are fees for assurance and similar services for employee benefit plan audits and accounting consultation services. The Audit and Finance Committee approved these services.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

Consolidated Financial Statements of Alion Science and Technology Corporation

Report of Independent Registered Public Accounting Firm	46

Consolidated Financial Statements:

Consolidated Balance Sheets as of September 30, 2012 and 2011	47

Consolidated Statements of Comprehensive Loss for the years ended September 30, 2012, 2011, and 2010	48

Consolidated Statements of Redeemable Common Stock, Common Stock Warrants, and Accumulated Deficit for the years ended September 30, 2012, 2011, and 2010	49

Consolidated Statements of Cash Flows for the years ended September 30, 2012, 2011, and 2010	50

Notes to Consolidated Financial Statements	51

(a)(2) Financial Statement Schedules

Consolidated Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts	111

Schedule II — Valuation and

Qualifying Accounts

Allowance for Doubtful Accounts Receivable	Balances at Beginning of Year	Additions Charged to Costs and Expenses	Deductions (1)	Balance at End of Year
Fiscal year ended 2012	$3,411	$802	$(68)	$4,145
Fiscal year ended 2011	$3,798	$—	$(387)	$3,411
Fiscal year ended 2010	$4,419	$—	$(621)	$3,798

(1)	Accounts receivable written off against the allowance for doubtful accounts.

Deferred Tax Asset Valuation	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
Fiscal year ended 2012	$58,264	$20,150	$—	$78,414
Fiscal year ended 2011	$36,929	$21,335	$—	$58,264
Fiscal year ended 2010 (2)	$—	$36,929	$—	$36,929

(2)	Change in Alion’s tax status. Establish deferred tax assets and corresponding full valuation allowance.

(a)(3) Exhibits

Exhibit No.	Description

3.1	Third Amended and Restated Certificate of Incorporation of Alion Science and Technology Corporation. (1)

3.2	Amended and Restated By-laws of Alion Science and Technology Corporation. (2)

4.1	Indenture dated as of February 8, 2007, among Alion Science and Technology Corporation, certain subsidiary guarantors and Wilmington Trust Company, as trustee. (3)

4.2	Form of 10.25% Senior Notes due 2015. (3)

4.3	Amended and Restated Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (4)

4.4	First Amendment to Amended and Restated Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (5)

4.5	Second Amendment to Amended and Restated Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (6)

4.6	Third Amendment to Amended and Restated Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (7)

4.7	Fourth Amendment to Amended and Restated Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (7)

4.8	Indenture, dated as of March 22, 2010, among the Company, certain subsidiary guarantors of the Company and Wilmington Trust Company, as trustee. (2)

4.9	Form of 12% Senior Secured Notes due 2014. (2)

4.10	Form of Warrant. (2)

4.11	Form of Unit. (2)

10.1	Employment Agreement between Alion Science and Technology Corporation and Dr. Bahman Atefi. (8)*

10.2	Employment Agreement between Alion Science and Technology Corporation and Stacy Mendler. (9)*

10.3	Employment Agreement by and between Alion Science and Technology Corporation and Michael J. Alber. (10)*

10.4	Employment Agreement between Alion Science and Technology Corporation and Scott Fry. (11) *

10.5	Employment Agreement between Alion Science and Technology Corporation and Buck Buchanan*. (12)

10.6	Alion Science and Technology Corporation Long-Term Incentive Plan. (6)*

10.7	Form of Alion Science and Technology Corporation Category A Long Term Incentive Plan Award Agreement. (6)*

10.8	Form of Alion Science and Technology Corporation Category B Long Term Incentive Plan Award Agreement. (6)*

10.9	Form of Alion Science and Technology Corporation Category C Long Term Incentive Plan Award Agreement. (6)*

10.10	Form of Alion Science and Technology Corporation Category D Long Term Incentive Plan Award Agreement. (6)*

10.11	Form of Alion Science and Technology Corporation Ongoing Long Term Incentive Plan Award Agreement. (6)*

10.12	First Supplemental Indenture, dated as February 26, 2010, between Alion-IPS Corporation, Washington Consulting Government Services, Inc., Alion Canada (US) Corporation, Alion Science and Technology Corporation and Wilmington Trust Company, as trustee. (12)

10.13	Purchase Agreement dated as of March 11, 2010, by and between the Company and Credit Suisse Securities (USA) LLC. (2)

10.14	Warrant Agreement, dated as of March 22, 2010, by and between the Company and Wilmington Trust Company, as warrant agent. (2)

10.15	Credit Agreement, dated as of March 22, 2010, by and among the Company, the lenders party thereto and Credit Suisse AG, as administrative agent. (2)

10.16	Intercreditor Agreement, dated as of March 22, 2010, by and among the Company, the other grantors party thereto, Credit Suisse AG, as administrative agent, and Wilmington Trust Company, as collateral agent and trustee. (2)

10.17	Security Agreement dated as of March 22, 2010, by and among the Company, certain subsidiaries of the Company and Wilmington Trust Company, as collateral agent. (2)

10.18	Guarantee Agreement, dated as of March 22, 2010, by and among the Company, certain subsidiaries of the Company and Credit Suisse AG, as administrative agent. (2)

10.19	Registration Rights Agreement, dated March 22, 2010, by and between the Company and Credit Suisse Securities (USA) LLC. (2)

10.20	Amendment, dated as of March 22, 2010, to the Stock Purchase Agreement, dated as of December 20, 2002, between the Company and the Alion Science and Technology Corporation Employee Ownership, Savings and Investment Trust. (2)

10.21	Alion Science and Technology Corporation 2004 Stock Appreciation Rights Plan, as amended and restated effective January 1, 2007. (7)*

10.22	Alion Science and Technology Performance Shares and Retention Phantom Stock Plan, as amended and restated effective November 1, 2007. (7)*

10.23	Alion Science and Technology Director Phantom Stock Plan, as amended and restated effective January 1, 2007. (7)*

10.24	Alion Executive Deferred Compensation Plan, as amended and restated effective January 1, 2008. (7)*

10.25	Alion Director Deferred Compensation Plan, as amended and restated effective January 1, 2008. (7)*

10.26	First Amendment to Alion Science and Technology Corporation 2004 Stock Appreciation Rights Plan (as amended and restated), dated as of January 22, 2010. (7)*

10.27	First Amendment to Alion Science and Technology Corporation Director Phantom Stock Plan (as amended and restated), dated as of January 22, 2010. (7)*

10.28	First Amendment to Alion Science and Technology Corporation Long-Term Incentive Plan, dated as of January 22, 2010. (7)*

10.29	Incremental Assumption Agreement and Amendment No. 2 dated as of March 11, 2011, by and among the Company, the lenders party thereto (the “Lenders”), Credit Suisse AG, Cayman Islands Branch, as administrative agent (in such capacity, the “Administrative Agent”), Alion – CATI Corporation, Alion – METI Corporation, Alion – JJMA Corporation, Alion – BMH Corporation, Washington Consulting, Inc., Alion – MA&D Corporation, Alion – IPS Corporation, Alion Canada (US) Corporation, and Washington Consulting Government Services, Inc., related to the Credit Agreement and incorporating by reference therein the Amended and Restated Credit Agreement. (13)

10.30	Amended and Restated Credit Agreement dated as of March 11, 2011 by and among the Company, the Lenders as defined in Article I of the Amended and Restated Credit Agreement and Credit Suisse AG, Cayman Islands Branch, as administrative agent (in such capacity, including any successor thereto, the “Administrative Agent”) for the Lenders. (13)

10.31	Agreement and Amendment No. 3 dated as of August 2, 2011, by and among the Company, the lenders party thereto (the “Lenders”), Credit Suisse AG, Cayman Islands Branch, as administrative agent (in such capacity, the “Administrative Agent”), Alion – CATI Corporation, Alion – METI Corporation, Alion – JJMA Corporation, Alion – BMH Corporation, Washington Consulting, Inc., Alion – MA&D Corporation, Alion – IPS Corporation, Alion Canada (US) Corporation, and Washington Consulting Government Services, Inc., related to the Credit Agreement. (14)

10.32	First Amendment to Employment Agreement between Alion Science and Technology Corporation and Ms. Stacy Mendler. * (15)

10.33	First Amendment to Employment Agreement between Alion Science and Technology Corporation and Mr. Scott Fry. *(15)

10.34	Change in Control Severance Agreement between Alion Science and Technology Corporation and Mr. Thomas E. McCabe. * (16)

10.35	Employment Agreement between Alion Science and Technology Corporation and Mr. Robert Hirt. * (17)

12	Computation of Ratios (a)

21	Subsidiaries of Alion Science and Technology Corporation (a)

31.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.(a)

31.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. (a)

32.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (a)

32.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(a)

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference from the Company’s Form 10-Q filed with the SEC on May 13, 2005.
(2)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on March 25, 2010.
(3)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on February 8, 2007.
(4)	Incorporated by reference from the Company’s Form S-4 filed with the SEC on April 30, 2007.
(5)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on July 13, 2007.
(6)	Incorporated by reference from the Company’s Form 10-K filed with the SEC on December 23, 2008.
(7)	Incorporated by reference from the Company’s Form 10-Q filed with the SEC on May 14, 2010.
(8)	Incorporated by reference from the Company’s Form S-4 (8-K) filed with the SEC on June 21, 2007.
(9)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on July 20, 2007.
(10)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on April 8, 2008.
(11)	Incorporated by reference from the Company’s Form 10-K filed with the SEC on December 28, 2007.
(12)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on March 3, 2010.
(13)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on March 16, 2011.
(14)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on August 8, 2011.
(15)	Incorporated by reference from the Company’s Form 10-K filed with the SEC on December 20, 2011.
(16)	Incorporated by reference from the Company’s Form 10-Q filed with the SEC on May 11, 2012.
(17)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on June 6, 2012.
(*)	Denotes management contract and/or compensatory plan/arrangement.
(a)	Filed with this Form 10-K for fiscal year 2012.
+	As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALION SCIENCE AND TECHNOLOGY CORPORATION (Registrant)
Date: December 17, 2012

	By:	/s/ BAHMAN ATEFI
Bahman Atefi
Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Bahman Atefi	Chairman, Chief Executive Officer and Director	December 17, 2012
Bahman Atefi

/s/ Barry M. Broadus	Senior Vice President and Chief Financial Officer	December 17, 2012
Barry M. Broadus

/s/ Jeffrey L. Boyers	Senior Vice President and Principal Accounting Officer	December 17, 2012
Jeffrey L. Boyers

/s/ Edward C. Aldridge, Jr.	Director	December 17, 2012
Edward C. (Pete) Aldridge, Jr.

/s/ Leslie L. Armitage	Director	December 17, 2012
Leslie Armitage

/s/ Lewis Collens	Director	December 17, 2012
Lewis Collens

/s/ Harold W. Gehman, Jr.	Director	December 17, 2012
Harold Gehman

/s/ Michael V. Hayden	Director	December 17, 2012
Michael V. Hayden

/s/ George A. Joulwan	Director	December 17, 2012
George A. Joulwan

/s/ Michael E. Ryan	Director	December 17, 2012
Michael E. Ryan

/s/ David J. Vitale	Director	December 17, 2012
David J. Vitale

Exhibit Index

Exhibit No.	Description

12	Computation of Ratios

21	Subsidiaries of Alion Science and Technology Corporation

31.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

+	As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act