Form 10-Q
period 2012-12-31
ALION SCIENCE & TECHNOLOGY CORP
filed 2013-02-13
CIK 1166568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2012

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

February 13, 2013 was: Common Stock 6,611,090

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ALION SCIENCE AND TECHNOLOGY CORPORATION

Condensed Consolidated Balance Sheets (unaudited)

As of December 31, 2012 and September 30, 2012

	December 31,	September 30,
	2012	2012
	(In thousands, except share and per share information)
Current assets:
Cash and cash equivalents	$19,461	$27,227
Accounts receivable, net	178,459	175,293
Receivable due from ESOP Trust	—	1,129
Prepaid expenses and other current assets	5,802	5,448

Total current assets	203,722	209,097
Property, plant and equipment, net	10,412	10,605
Intangible assets, net	3,764	5,242
Goodwill	398,921	398,921
Other assets	10,923	11,431

Total assets	$627,742	$635,296

Current liabilities:
Interest payable	$16,113	$17,658
Trade accounts payable	59,880	44,793
Accrued liabilities	46,894	52,460
Accrued payroll and related liabilities	31,272	39,926
Billings in excess of revenue earned	3,009	2,666

Total current liabilities	157,168	157,503
Secured Notes	310,448	306,502
Unsecured Notes	243,138	242,923
Accrued compensation and benefits, excluding current portion	5,822	5,905
Non-current portion of lease obligations	12,320	12,364
Deferred income taxes	52,899	51,156
Commitments and contingencies
Redeemable common stock, $0.01 par value, 20,000,000 shares authorized and 6,611,849 shares issued and outstanding at December 31, 2012; 8,000,000 shares authorized and 6,731,889 shares issued and outstanding at September 30, 2012	108,765	110,740
Common stock warrants	20,785	20,785
Accumulated other comprehensive loss	(149)	(149)
Accumulated deficit	(283,454)	(272,433)

Total liabilities, redeemable common stock and accumulated deficit	$627,742	$635,296

See accompanying notes to condensed consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three Months Ended
	December 31,
	2012	2011
	(In thousands, except share and per share information)
Contract revenue	$204,329	$189,891
Direct contract expense	160,635	146,344

Gross profit	43,694	43,547
Operating expenses	22,250	23,159
General and administrative	11,804	12,707

Operating income	9,640	7,681
Other income (expense):
Interest income	17	7
Interest expense	(18,919)	(18,641)
Other	(15)	(113)

Total other expense	(18,917)	(18,747)
Loss before taxes	(9,277)	(11,066)
Income tax expense	(1,744)	(1,744)

Net loss	$(11,021)	$(12,810)

Basic and diluted loss per share	$(1.64)	$(2.12)

Basic and weighted average common shares outstanding	6,726,417	6,037,875

Net loss	$(11,021)	$(12,810)
Other comprehensive income:
Postretirement actuarial gains	—	—

Comprehensive loss	$(11,021)	$(12,810)

See accompanying notes to condensed consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
	December 31,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net loss	$(11,021)	$(12,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,491	2,860
Bad debt expense	—	302
Paid-in-kind interest	1,626	1,593
Amortization of debt issuance costs	2,656	2,619
Incentive and stock-based compensation	752	473
Deferred income taxes	1,744	1,744
Other gains and losses	4	(102)
Changes in assets and liabilities:
Accounts receivable	(3,166)	(3,213)
Other assets	(189)	52
Trade accounts payable	15,087	9,812
Accrued liabilities	(15,063)	(2,719)
Interest payable	(1,545)	(1,592)
Other liabilities	307	(170)

Net cash used in operating activities	(6,317)	(1,151)
Cash flows from investing activities:
Capital expenditures	(603)	(694)

Net cash used in investing activities	(603)	(694)
Cash flows from financing activities:
Redeemable common stock purchased from ESOP Trust	(1,975)	(2,262)
Redeemable common stock sold to ESOP Trust	1,129	—

Net cash used in financing activities	(846)	(2,262)
Net decrease in cash and cash equivalents	(7,766)	(4,107)
Cash and cash equivalents at beginning of period	27,227	20,818

Cash and cash equivalents at end of period	$19,461	$16,711

Supplemental disclosure of cash flow information:
Cash paid for interest	$16,164	$16,008
Cash paid for taxes	—	—
Non-cash investing and financing activities:
Landlord-funded tenant improvements	$—	$1,221
Paid-in-kind notes issued	$3,234	$3,171

See accompanying notes to condensed consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Description and Formation of the Business

Alion Science and Technology Corporation and its subsidiaries (collectively, the Company or Alion) provide advanced engineering, information technology, naval architecture and operational solutions to strengthen national security and drive business results. For customers in defense, civilian government, foreign governments and commercial industries worldwide, Alion’s engineered solutions support smarter decision-making and enhanced readiness in rapidly-changing environments.

Alion was formed as a for-profit S-Corporation in October 2001, to purchase substantially all of the assets and certain liabilities of IIT Research Institute (IITRI), a not-for-profit corporation controlled by the Illinois Institute of Technology (IIT). In December 2002, Alion acquired substantially all of IITRI’s assets and liabilities except its Life Sciences Operation, for $127.3 million. Prior to that, the Company’s activities were organizational in nature. In 2010, the Company became a C-Corporation when it ceased to qualify as an S corporation.

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

In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments and reclassifications that are necessary for fair presentation of the periods presented. The results for the three months ended December 31, 2012 are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K for the year ended September 30, 2012.

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets

Alion amortizes intangible assets as it consumes economic benefits over estimated useful lives. As of December 31, 2012, the Company had approximately $3.8 million in net intangible assets, including contracts purchased in the JJMA and Anteon contract acquisitions and internally-developed software and engineering designs. Alion’s intangible assets have the following estimated useful lives:

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

Alion records changes in the reported value of its outstanding common stock through an offsetting charge or credit to accumulated deficit. The Company recognizes changes in the fair value of its redeemable common stock on March 31 and September 30 each year. The accumulated deficit at December 31, 2012 included a $10.6 million cumulative benefit for changes in share price which reduced the Company’s aggregate share redemption obligation. Outstanding redeemable common stock had an aggregate fair value of approximately $108.8 million as of December 31, 2012.

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

(3) Employee Stock Ownership Plan (ESOP) and ESOP Trust

In December 2001, the Company adopted the Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan (the Plan) and established the ESOP Trust. The Plan, a tax qualified retirement plan, includes an ESOP and a 401(k) component. In April 2010, the Internal Revenue Service (IRS) issued a determination letter that the ESOP Trust and the Plan, as amended and restated as of October 1, 2006, including Plan amendments executed in June 2009 and May 2010 qualify under Sections 401(a) and 501(a) of the IRC.

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

(5) Redeemable Common Stock

The ESOP Trust owns all of Alion’s issued and outstanding common stock, for the benefit of current and former employee participants in the Alion KSOP. Participants and beneficiaries are entitled to a distribution of the fair value of their vested ESOP account balance upon death, disability, retirement or termination of employment. The Plan permits distributions to be paid over a five year period commencing the year after a participant’s retirement at age 65, death or disability. Alion can delay distributions to other terminating participants for five years before commencing payment over a subsequent five year period. The Company intends to pay distribution requests in annual installments and defer initial payments as permitted.

Terminating ESOP participants can hold or immediately sell their distributed shares to the Company. If a participant elects to hold distributed shares, the IRC and ERISA require Alion to offer a put option to allow the recipient to sell stock to Alion at the estimated fair value share price based on the most recent price at which the Company was able to sell shares to the ESOP Trust ($16.45 at September 30, 2012). The put right requires Alion to purchase distributed shares during two put option periods at then-current fair market value. Consistent with its duty of independence from Alion management and its fiduciary responsibilities, the ESOP Trustee retains an independent third party valuation firm to assist it in determining the fair market value (share price) at which the Trustee may acquire or dispose of investments in Alion common stock.

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(6) Accounts Receivable

Accounts receivable at December 31, 2012 and September 30, 2012 consisted of the following:

	December 31, 2012	September 30, 2012
	(In thousands)
Billed receivables and amounts billable as of the balance sheet date	$104,145	$94,028
Unbilled receivables:
Amounts billable after the balance sheet date	41,588	48,730
Revenues recorded in excess of milestone billings on fixed price contracts	3,009	2,666
Revenues recorded in excess of estimated contract value or funding	18,449	18,998
Retainages and other amounts billable upon contract completion	15,413	15,016
Allowance for doubtful accounts	(4,145)	(4,145)

Total Accounts Receivable	$178,459	$175,293

Billed accounts receivable include invoices issued to customers for services performed as of the balance sheet date. Unbilled accounts receivable represent revenue recognized as of the balance sheet date for which Alion has yet to issue invoices to customers. Amounts that are currently billable are expected to be invoiced to customers within the next twelve months. Fixed-price contract revenue in excess of milestone billings is not yet contractually billable. Revenue in excess of contract value or funding is billable when Alion receives contract amendments or modifications. Approximately $145.4 million (80%) and $138.9 million (77%) of contract receivables at December 31, 2012 and September 30, 2012 were from federal government prime contracts.

Alion recognized $78.5 million in revenue in excess of billings on uncompleted contracts as of December 31, 2012, including approximately $18.4 million for customer-requested work for which the Company had not received contracts or contract modifications. At September 30, 2012, Alion had recognized $85.4 million in revenue in excess of billings on uncompleted contracts including approximately $19 million for customer-requested work for which the Company had not received contracts or contract modifications.

Retainages and other unbilled amounts are billable upon contract completion or completion of Defense Contract Audit Agency (DCAA) audits. In keeping with industry practice, Alion classifies all contract-related accounts receivable as current assets based on contractual operating cycles which frequently exceed one year. Except for $15.4 million at December 31, 2012, the Company expects to invoice and collect unbilled receivables within the next twelve months.

(7) Property, Plant and Equipment

	December 31,	September 30,
	2012	2012
	(In thousands)
Leasehold improvements	$12,410	$12,168
Equipment and software	35,797	35,562

Total cost	48,207	47,730
Less: accumulated depreciation and amortization	(37,795)	(37,125)

Net Property, Plant and Equipment	$10,412	$10,605

Depreciation for fixed assets and leasehold amortization expense was approximately $788 thousand and $940 thousand for the quarters ended December 31, 2012 and 2011.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(8) Goodwill

The Company accounts for goodwill and other intangible assets according to ASC 350 Intangibles – Goodwill and Other (ASC 350) which requires that Alion review goodwill at least annually for impairment or more frequently if events or circumstances indicate goodwill might be impaired. The Company performs this review at the end of each fiscal year. As of September 30, 2012, Alion had approximately $398.9 million in goodwill. There were no changes to the goodwill carrying amount for the years ended September 30, 2012 and 2011, nor were there any significant events this quarter that indicated a potential impairment to goodwill as of December 31, 2012.

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

As of September 30, 2012, the estimated fair value of each reporting unit exceeded its carrying value. Consistent with prior years’ disclosures, the decline in discounted cash flows for 2012 compared to 2011 did not result in an impairment to goodwill. The results of Alion’s step one impairment testing make it unlikely that a reasonably probable change in assumptions would have triggered an impairment. A hypothetical 10% decrease in fair value would not have resulted in impairment to goodwill for any reporting unit or triggered the need to perform additional step two analyses for any reporting unit.

The table below sets out for each reporting unit as of September 30, 2012: the goodwill assigned to each reporting unit; reporting unit carrying value; reporting unit estimated fair value; and the excess of estimated fair value over carrying value for each reporting unit. Management used the reporting unit estimated fair values presented below in testing goodwill for impairment in the fourth quarter of fiscal year 2012.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Goodwill	Carrying Value	Estimated Fair Value	Excess of Estimated Fair Value over Carrying Value
	at September 30, 2012
Sector	(In millions, except percentages)
TEOSS	$201.9	$197.7	$258.4	$60.7	31%
EISS	197.0	193.2	227.6	34.4	18%

Total	$398.9	$390.9	$486.0	$95.1	24%

(9) Intangible Assets

Intangible assets consist primarily of contracts acquired through the Anteon and JJMA transactions. The table below shows intangible assets as of December 31, 2012 and September 30, 2012.

	December 31, 2012			September 30, 2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Purchased contracts	$111,635	$(108,329)	$3,306	$111,635	$(106,935)	$4,700
Internal use software and engineering designs	3,182	(2,724)	458	3,182	(2,640)	542

Total	$114,817	$(111,053)	$3,764	$114,817	$(109,575)	$5,242

The weighted-average remaining amortization period of intangible assets was approximately three years at December 31, 2012 and September 30, 2012. Amortization expense was approximately $1.5 million and $1.7 million for the quarters ended December 31, 2012 and 2011. Estimated aggregate amortization expense for the next five years and thereafter is as follows.

(In thousands)
2013 (for the remainder of the fiscal year)	$1,724
2014	1,079
2015	736
2016	141
2017	51
2018	33
Thereafter	—

$3,764

(10) Long-Term Debt

Alion’s current debt structure includes a $35 million revolving credit facility, $326.5 million in Secured Notes ($310 million in initial face value plus $16.5 million in PIK interest notes issued) and $245 million of Unsecured Notes. The Company is in compliance with each of the affirmative, negative and financial covenants in its existing debt agreements as of December 31, 2012.

Credit Agreement

In March 2010, Alion entered into an agreement for a $25.0 million senior revolving credit facility that matures August 2014 (Credit Agreement). In March 2011, Alion and its lenders amended the Credit Agreement increasing the credit limit to $35 million. In August 2011, Alion and its lenders amended the Credit Agreement to revise the definition of Consolidated EBITDA and increase the Minimum Consolidated EBITDA covenant. In December 2012, Alion and its lenders amended the Credit Agreement to increase the maximum fees the Company is permitted to pay outside directors and to retroactively waive non-compliance with the former limitation in the Credit Agreement. The Company can use its credit facility for working capital, permitted acquisitions and general corporate purposes, including up to $35.0 million in letters of credit and up to $5.0 million in short-term swing line loans. As of December 31, 2012, the Company had $4.0 million in outstanding letters of credit and no balance actually drawn.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Security. The Credit Agreement is secured by a first priority security interest in all current and future tangible and intangible property of Alion and its guarantor subsidiaries, IPS, CATI, METI, JJMA, BMH, WCI, WCGS, MA&D and Alion International Corporation. In March 2010 Alion and the subsidiary guarantors entered into an Intercreditor Agreement with Wilmington Trust Company and Credit Suisse AG, Cayman Islands Branch to grant Credit Agreement lenders a super priority right of payment with respect to the underlying collateral compared to Secured Note holders’ rights.

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

Other Fees and Expenses. Each quarter Alion pays a commitment fee of 175 basis points per year on the prior quarter’s daily unused Credit Agreement balance. The Company paid approximately $142 thousand and $152 thousand in commitment fees for the quarters ended December 31, 2012 and 2011.

Alion pays letter-of-credit issuance and administrative fees, and up to a 25 basis point fronting fee and interest in arrears each quarter on all outstanding letters of credit. The interest rate is based on the Eurodollar loan rate which was 6.0% as of December 31, 2012. The Company also pays an annual agent’s fee.

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

The Credit Agreement defines Consolidated EBITDA as net income or loss in accordance with GAAP, plus employee compensation expense payments invested in Alion common stock, plus the following items, without duplication, to the extent deducted from or included in net income or loss:

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Covenants. As of December 31, 2012, Alion was in compliance with the covenants set forth in the Indenture governing its 12% Secured Notes (Secured Note Indenture). The Secured Note Indenture does not contain any financial covenants.

A Secured Note Indenture covenant restricts our ability to incur additional debt. Defined terms in the Secured Note Indenture include: Net Available Cash, Total Assets, Restricted Subsidiaries, Indebtedness, Adjusted EBITDA and Consolidated Interest Expense. Alion and its Restricted Subsidiaries may not issue, incur, assume, guarantee, or otherwise become liable for any debt unless our Adjusted EBITDA to Consolidated Interest Expense ratio is greater than 2.0 to 1.0. Adjusted EBITDA under the Secured Note Indenture differs from Consolidated EBITDA as defined in our Credit Agreement. Adjusted EBITDA is less than Consolidated EBITDA because it does not include employee investments in Alion common stock. Our ratio of Adjusted EBITDA ($70.6 million) to Consolidated Interest Expense ($75.2 million) was 0.94 to 1.0 as of December 31, 2012 and 0.93 to 1.0 as of September 30, 2012 ($69.3 million in Adjusted EBITDA to $74.9 million in Consolidated Interest Expense). Even if Adjusted EBITDA is not at least two times Consolidated Interest Expense, we may incur other permitted debt including:

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

Covenants. There are no financial covenants in the Unsecured Note Indenture. As of December 31, 2012, we were in compliance with the Unsecured Note Indenture non-financial covenants.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A covenant in the Unsecured Note Indenture restricts our ability to incur additional debt. Defined terms in the Unsecured Note Indenture include: Net Available Cash, Total Assets, Restricted Subsidiaries, Indebtedness, Adjusted EBITDA and Consolidated Interest Expense. Alion and its Restricted Subsidiaries may not issue, incur, assume, guarantee, or otherwise become liable for any indebtedness unless our Adjusted EBITDA to Consolidated Interest Expense ratio is greater than 2.0 to 1.0. Adjusted EBITDA under the Unsecured Note Indenture differs from Consolidated EBITDA as defined in our Credit Agreement. Adjusted EBITDA is less than Consolidated EBITDA because it does not include employee investments in Alion common stock. Our ratio of Adjusted EBITDA ($70.6 million) to Consolidated Interest Expense ($75.2 million) was 0.94 to 1.0 as of December 31, 2012 and 0.93 to 1.0 as of September 30, 2012 ($69.3 million in Adjusted EBITDA to $74.9 million in Consolidated Interest Expense). Even if Adjusted EBITDA is not at least two times Consolidated Interest Expense, we may incur other permitted debt including:

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Alion will need to refinance some if not all its senior debt prior to maturity in November 2014 and February 2015 when the Company will have to payout more than $600 million over a three-month period. We are uncertain if Alion will be able to refinance these obligations or if refinancing terms will be favorable. The Company has retained Goldman Sachs and Wells Fargo to assist it in its refinancing efforts.

Interest Payable

As of December 31, and September 30, 2012 interest payable consisted of the following amounts.

	December 31,	September 30,
	2012	2012
	(In thousands)
Unsecured Notes	$10,671	$4,188
Secured Notes	5,442	13,470

Total	$16,113	$17,658

As of December 31, 2012, Alion must make the following principal repayments (at face amount before debt discount) for its outstanding debt.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	2013	2014	2015	Total
Fiscal Year:
Secured Notes and PIK Interest(1)	$—	$—	$339,788	$339,788
Unsecured Notes(2)	—	—	245,000	245,000

Total Principal Payments	$—	$—	$584,788	$584,788

1.	The Secured Notes due November 2014 include $310 million of debt issued in March 2010 and an estimated $29.8 million in PIK interest added to principal over the life of the notes. As of December 31, 2012, the $310.4 million carrying value on the face of the balance sheet included $310 million in principal, $16.5 million in PIK notes issued; $1.1 million in accrued PIK interest and is net of $17.2 million in aggregate unamortized debt issue costs. Initial debt issue costs consist of $7.7 million in original issue discount, $13.5 million in third-party costs and $20.8 million for the Secured Note warrants’ initial fair value.

2.	The Unsecured Notes due February 2015 on the face of the balance sheet include $245 million in principal and $1.9 million in unamortized debt issue costs as of December 31, 2012 (initially $7.1 million).

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

The table below sets out the face value, net carrying value and fair value of Alion’s Secured and Unsecured Notes. The fair values disclosed below are based on quoted market prices for Alion’s outstanding notes. This is a level 2 measurement.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2012		September 30, 2012
	(In thousands)
	Secured Notes	Unsecured Notes	Secured Notes	Unsecured Notes
Face value of original notes outstanding	$310,000	$245,000	$310,000	$245,000
PIK interest notes issued	16,522	—	13,293	—

Face value of outstanding notes	$326,522	$245,000	$323,293	$245,000
PIK interest notes to be issued	1,089	—	2,692	—

Face value of notes outstanding and notes to be issued	$327,611	$245,000	$325,985	$245,000
Less: unamortized debt issue costs	(17,163)	(1,862)	(19,483)	(2,077)

Carrying value	$310,448	$243,138	$306,502	$242,923

Fair value of outstanding notes	$313,171	$126,996	$303,598	$141,605

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

The Secured Note warrants had an initial fair value of approximately $20.8 million based on Alion’s former share price of $34.50. Alion recognized the value of the warrants as part of the debt issue costs for the Secured Notes and recorded a corresponding credit to equity. The Company accounts for the Secured Note warrants as equity and reassesses this classification each reporting period. The Company identified no required changes in accounting treatment as of December 31, 2012.

(13) Leases

Future minimum lease payments under non-cancelable operating leases for buildings, equipment and automobiles at December31, 2012 are set out below. Alion has subleased some excess capacity to subtenants under non-cancelable operating leases.

Lease Payments for Fiscal Years Ending	(In thousands)
2013 (for the remainder of fiscal year)	$20,225
2014	25,473
2015	24,892
2016	20,811
2017	17,423
2018	14,518
And thereafter	19,042

Gross lease payments	$142,384
Less: non-cancelable subtenant receipts	(2,175)

Net lease payments	$140,209

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Composition of Total Rent Expense

	Three Months Ended December 31,
	2012	2011
	(In thousands)
Minimum rentals	$5,301	$5,233
Less: Sublease rental income	(104)	(67)

Total rent expense, net	$5,197	$5,166

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

Alion recognized $3.4 million in Plan expense for the three months ended December 31, 2012 based on the value of common stock contributed and to be contributed to the Plan. Alion recognized $3.3 million in Plan expense for the three months ended December 31, 2011.

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

Alion recognizes long term incentive compensation expense based on outstanding grants’ stated values, estimated probability of achieving stated goals and estimated probable future grant values. Alion recognized $742 thousand and $831 thousand in incentive compensation expense for the quarters ended December 31, 2012 and 2011.

(16) Stock Based Compensation

Alion’s Stock Appreciation Rights (SAR) Plan adopted in 2004 expires in 2014. The chief executive officer may award SARs as he deems appropriate. Awards vest ratably over four years with payment following the grant date fifth anniversary. Grants with no intrinsic value expire on their year-five payment date. The SAR Plan permits accelerated vesting in the event of death, disability or a change in control of the Company. Approximately 630 thousand SARs were outstanding at December 31, 2012, at a weighted average grant date fair value of $27.81 per share. No outstanding grant has any intrinsic value. In the first quarter of 2012 and 2011, Alion recognized stock based compensation expense of $10 thousand and $27 thousand.

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Alion’s effective tax rate for the three months ended December 31, 2012 was -18.8%. As of December 31, 2012 and September 30, 2012 the net deferred tax liability was:

	December 31, 2012	September 30, 2012
	(In thousands)
Current deferred tax asset	$7,458	$11,207
Noncurrent deferred tax asset	76,336	67,207
Valuation allowance	(83,794)	(78,414)
Noncurrent deferred tax liability	(52,899)	(51,156)

Net deferred tax liability	$(52,899)	$(51,156)

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

Alion may become subject to federal or state income tax examination for tax years ended September 2009 and forward. Alion’s former status as a pass-through entity owned by a tax-exempt trust makes an examination unlikely and the possibility of an adverse determination remote. The Company does not expect resolution of tax matters for any open years to materially affect its operating results, financial condition, cash flows or effective tax rate.

(18) Segment Information

Alion operates as a single segment, providing advanced engineering, information technology and operational solutions to strengthen national security and drive business results under contracts with the federal government, state and local governments, and commercial customers.

Federal government customers typically exercise independent contracting authority. Federal agency and department offices or divisions may use Alion’s services as a separate customer directly, or through a prime contractor, as long as they have independent decision-making and contracting authority in their organization. Revenue from government prime contracts was approximately 87% and 83% of total contract revenue for the three months ended December 31, 2012 and 2011.

(19) Commitments and Contingencies

Legal Proceedings

We are involved in routine legal proceedings occurring in the ordinary course of business that we believe are not material to our financial condition, operating results, or cash flows.

As a government contractor, from time to time we may be subject to DCAA audits and federal government inquiries. The federal government may suspend or debar for a period of time any federal contractor it finds has violated the False Claims Act, or who has been indicted or convicted of violations of other federal laws. This could also result in fines or penalties. Given Alion’s dependence on federal government contracts, suspension or debarment could have a material, adverse effect on our business, financial condition, operating results, cash flows and our ability to meet our financial obligations. We are not aware of any such pending federal government claims or investigations.

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

The following information presents condensed consolidating balance sheets as of December 31, 2012 and September 30, 2012; condensed consolidating statements of operations and comprehensive loss for the three months ended December 31, 2012 and 2011; and condensed consolidating statements of cash flows for the three months ended December 31, 2012 and 2011 of Alion, its guarantor subsidiaries and its non-guarantor subsidiaries. Investments include Alion’s investments in its subsidiaries presented using the equity method of accounting.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet as of December 31, 2012

	Parent	Guarantor Companies	Non- Guarantor Companies	Eliminations	Consolidated
	(In thousands)
Current assets:
Cash and cash equivalents	$19,485	$(29)	$5	$—	$19,461
Accounts receivable, net	175,207	3,173	79	—	178,459
Prepaid expenses and other current assets	5,737	65	—	—	5,802

Total current assets	200,429	3,209	84	—	203,722
Property, plant and equipment, net	9,894	508	10	—	10,412
Intangible assets, net	3,764	—	—	—	3,764
Goodwill	398,921	—	—	—	398,921
Investment in subsidiaries	28,094	—	—	(28,094)	—
Intercompany receivables	1,451	27,078	—	(28,529)	—
Other assets	10,918	—	5	—	10,923

Total assets	$653,471	$30,795	$99	$(56,623)	$627,742

Current liabilities:
Interest payable	$16,113	$—	$—	$—	$16,113
Trade accounts payable	59,766	67	47	—	59,880
Accrued liabilities	46,753	143	(2)	—	46,894
Accrued payroll and related liabilities	30,751	495	26	—	31,272
Billings in excess of revenue earned	2,928	5	76	—	3,009

Total current liabilities	156,311	710	147	—	157,168
Intercompany payables	27,079	—	1,450	(28,529)	—
Senior secured notes	310,448	—	—	—	310,448
Senior unsecured notes	243,138	—	—	—	243,138
Accrued compensation and benefits, excluding current portion	5,822	—	—	—	5,822
Non-current portion of lease obligations	11,828	492	—	—	12,320
Deferred income taxes	52,899	—	—	—	52,899
Commitments and contingencies
Redeemable common stock	108,765	—	—	—	108,765
Common stock warrants	20,785	—	—	—	20,785
Common stock of subsidiaries	—	4,084	—	(4,084)	—
Accumulated other comprehensive loss	(149)	—	—	—	(149)
Accumulated deficit	(283,455)	25,509	(1,498)	(24,010)	(283,454)

Total liabilities, redeemable common stock and accumulated deficit	$653,471	$30,795	$99	$(56,623)	$627,742

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet as of September 30, 2012

(In thousands)

	Parent	Guarantor	Non- Guarantor Companies	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$27,271	$(44)	$—	$—	$27,227
Accounts receivable, net	172,365	2,783	145	—	175,293
Receivable due from ESOP Trust	1,129	—	—	—	1,129
Prepaid expenses and other current assets	5,378	70	—	—	5,448

Total current assets	206,143	2,809	145	—	209,097
Property, plant and equipment, net	10,064	529	12	—	10,605
Intangible assets, net	5,242	—	—	—	5,242
Goodwill	398,921	—	—	—	398,921
Investment in subsidiaries	27,994	—	—	(27,994)	—
Intercompany receivables	1,438	27,475	—	(28,913)	—
Other assets	11,427	—	4	—	11,431

Total assets	$661,229	$30,813	$161	$(56,907)	$635,296

Current liabilities:
Interest payable	$17,658	$—	$—	$—	$17,658
Trade accounts payable	44,582	201	10	—	44,793
Accrued liabilities	52,265	190	5	—	52,460
Accrued payroll and related liabilities	39,305	589	32	—	39,926
Billings in excess of costs revenue earned	2,656	6	4	—	2,666

Total current liabilities	156,466	986	51	—	157,503
Intercompany payables	27,476	—	1,437	(28,913)	—
Secured Notes	306,502	—	—	—	306,502
Unsecured Notes	242,923	—	—	—	242,923
Accrued compensation and benefits, excluding current portion	5,905	—	—	—	5,905
Non-current portion of lease obligations	11,858	506	—	—	12,364
Deferred income taxes	51,156	—	—	—	51,156
Redeemable common stock	110,740	—	—	—	110,740
Common stock of subsidiaries	—	4,084	—	(4,084)	—
Commitments and contingencies
Common stock warrants	20,785	—	—	—	20,785
Accumulated other comprehensive loss	(149)	—	—	—	(149)
Accumulated surplus (deficit)	(272,433)	25,237	(1,327)	(23,910)	(272,433)

Total liabilities, redeemable common stock and accumulated deficit	$661,229	$30,813	$161	$(56,907)	$635,296

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations and Comprehensive Loss for the Three Months Ended December 31, 2012

	Parent	Guarantor Companies	Non- Guarantor Companies	Eliminations	Consolidated
	(In thousands)
Contract revenue	$202,057	2,218	54	—	$204,329
Direct contract expense	159,162	1,337	136	—	160,635

Gross profit	42,895	881	(82)	—	43,694

Operating expenses	21,621	560	69		22,250
General and administrative	11,734	49	21	—	11,804

Operating income (loss)	9,540	272	(172)	—	9,640
Other income (expense):
Interest income	17	—	—	—	17
Interest expense	(18,919)	—	—	—	(18,919)
Other	(15)		—	—	(15)
Equity in net income (loss) of subsidiaries	100		—	(100)	—

Total other expenses	(18,817)	—	—	(100)	(18,917)

(Loss) income before taxes	(9,277)	272	(172)	(100)	(9,277)
Income tax expense	(1,744)	—	—	—	(1,744)

Net loss	$(11,021)	$272	$(172)	$(100)	$(11,021)

Other comprehensive income
Postretirement actuarial gains (losses)	—	—	—	—	—

Comprehensive income (loss)	$(11,021)	$272	$(172)	$(100)	$(11,021)

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations and Comprehensive Loss for the Three Months Ended December 31, 2011

	Parent	Guarantor Companies	Non- Guarantor Companies	Eliminations	Consolidated
	(In thousands)
Contract revenue	$186,022	$3,604	$265	$—	$189,891
Direct contract expense	144,207	1,979	158	—	146,344

Gross profit	41,815	1,625	107	—	43,547

Operating expenses	22,496	629	34	—	23,159
General and administrative	12,571	55	81	—	12,707

Operating income (loss)	6,748	941	(8)	—	7,681
Other income (expense):
Interest income	7	—	—	—	7
Interest expense	(18,641)	—	—	—	(18,641)
Other	(125)	12	—	—	(113)
Equity in net income of subsidiaries	945	—	—	(945)	—

Total other (expense) income	(17,814)	12	—	(945)	(18,747)

(Loss) income before taxes	(11,066)	953	(8)	(945)	(11,066)
Income tax expense	(1,744)	—	—	—	(1,744)

Net income (loss)	$(12,810)	$953	$(8)	$(945)	$(12,810)

Other comprehensive income:
Postretirement actuarial gains	—	—	—	—	—

Comprehensive income (loss)	$(12,810)	$953	$(8)	$(945)	$(12,810)

Condensed Consolidating Statement of Cash Flows for the Three Months Ended December 31, 2012

	Parent	Guarantor Companies	Non- Guarantor Companies	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(6,337)	$15	$5	$(6,317)

Cash flows from investing activities:
Capital expenditures	(603)	—	—	(603)

Net cash used in investing activities	(603)	—	—	(603)
Cash flows from financing activities:
Redeemable common stock purchased from ESOP Trust	(1,975)	—	—	(1,975)
Redeemable common stock sold to ESOP Trust	1,129	—	—	1,129

Net cash used in financing activities	(846)	—	—	(846)
Net (decrease) increase in cash and cash equivalents	(7,786)	15	5	(7,766)
Cash and cash equivalents at beginning of period	27,271	(44)	—	27,227

Cash and cash equivalents at end of period	$19,485	$(29)	$5	$19,461

Condensed Consolidating Statement of Cash Flows for the Three Months Ended December 31, 2011

	Parent	Guarantor Companies	Non- Guarantor Companies	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(1,123)	$(15)	$(13)	$(1,151)
Cash flows from investing activities:
Capital expenditures	(687)	(7)	—	(694)

Net cash used in investing activities	(687)	(7)	—	(694)
Cash flows from financing activities:
Redeemable common stock purchased from ESOP Trust	(2,262)	—	—	(2,262)

Net cash provided by financing activities	(2,262)	—	—	(2,262)
Net increase (decrease) in cash and cash equivalents	(4,072)	(22)	(13)	(4,107)
Cash and cash equivalents at beginning of period	20,845	(27)	—	20,818

Cash and cash equivalents at end of period	$16,773	$(49)	$(13)	$16,711

(21) Related Parties

The Company and its Canadian subsidiary each own an interest in a joint venture for which both companies perform services for third party customers. On a consolidated basis, Alion recognized $123 thousand and $714 thousand in revenue for the quarters ended December 31, 2012 and 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist the reader understand Alion’s financial condition, results of operations, liquidity and capital resources. This discussion should be read together with the condensed consolidated financial statements (unaudited) and the notes to those statements. This discussion updates the information contained in our Annual Report on Form 10-K for the year ended September 30, 2012, and presumes that readers have access to, and will have read, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in that report.

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

Factors that could cause actual results to differ materially from anticipated results include, but are not limited to:

•	U.S. government debt ceiling limitations, sequestration or other similar federal government budgetary or funding issues;

•	U.S. government shutdowns;

•	U.S. government decisions to reduce funding for projects we support;

•	Failure to retain our existing government contracts, win new business and win re-compete challenges;

•	Failure of government customers to exercise contract options;

•	Limits on financial and operational flexibility given our substantial debt and debt covenants;

•	Government contract bid protest and termination risks;

•	Competitive factors such as pricing pressures and/or competition to hire and retain employees;

•	Results of current and/or future legal proceedings and government agency proceedings which may arise from operations and attendant risks of fines, liabilities, penalties, suspension and/or debarment;

•	Tax law changes that could affect tax liabilities or Alion’s effective tax rate;

•	ERISA law changes related to the KSOP;

•	Changes in SEC rules, and other corporate governance requirements;

•	Undertaking acquisitions that increase costs or liabilities or are disruptive;

•	Taking on additional debt to fund acquisitions;

•	Failing to adequately integrate acquired businesses;

•	Any future inability to maintain adequate internal control over financial reporting or covenant compliance measurement;

•	Risks from private securities litigation, regulatory proceedings or government enforcement actions relating to prior covenant compliance disclosures;

•	Material changes in laws or regulations affecting our businesses; and

•	Other risk factors discussed in Alion’s annual report on Form 10-K for the year ended September 30, 2012 filed with the SEC on December 17, 2012 and any subsequent reports.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s view only as of February 13, 2013. We undertake no obligation to update any of the forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise. This discussion addresses only continuing operations.

Overview

Alion delivers advanced engineering, IT, naval architecture and operational solutions to strengthen national security and drive business results. For customers in defense, civilian government, foreign governments and commercial industries worldwide, Alion’s engineered solutions support smarter decision-making and enhanced readiness in rapidly-changing environments. We provide professional engineering, IT and program management services and scientific expertise in a range of specialized core business areas. Alion has a 75 year history of offering our customers a talented employee base that combines industry expertise, experience, and functional knowledge to meet our customers’ critical needs.

Despite a very challenging defense market environment the Company continues to perform. Our fiscal 2013 first quarter revenues increased 7.6% over fiscal 2012 first quarter revenue; operating income growth exceeded revenue growth by increasing 25.5%. Revenue increases were attributed to expanding our existing base of customers such as the U.S. Air Force and expanding into to new, growing markets including Special Operations Command and Rapid Equipping Force. Our profitability gains were a result of Company initiatives to continue to drive efficiencies throughout the business, which resulted in reduced operating expenses, including general and administrative costs. Risks related to the Budget Control Act of 2011, sequestration, continuing resolutions, budget reductions and other market factors, which are discussed in the Risk Factors in Item 1A of this Quarterly Report Form 10-Q, could reduce our revenue and operating income results compared to Alion’s performance in fiscal 2012 and 2013 first quarter.

Alion contracts primarily with the U.S. federal government. We expect that we will continue to derive most of our revenue from contracts with the U.S. Department of Defense and other federal agencies. We believe we will continue to have some level of commercial, state, local and international revenues. The tables below show our year-to-date revenue by customer and contract type.

	For the Three Months Ended December 31,
Revenue by Customer	2012		2011
	(Dollars in thousands)
		% of		% of
		revenue		revenue
U. S. Air Force	$52,159	25.5%	$47,321	24.9%
U. S. Army	24,513	12.0%	24,133	12.7%
U. S. Navy	91,290	44.8%	94,858	50.0%
Other Department of Defense customers	20,671	10.1%	6,592	3.5%
Federal Civilian Agencies and Departments	9,889	4.8%	12,628	6.6%
Commercial and International	5,807	2.8%	4,359	2.3%

Total	$204,329	100.0%	$189,891	100.0%

Quarterly revenue by customer described above may differ slightly for fiscal year 2011 from amounts previously reported as individual contracts, task orders and programs are further defined by our customers and management team.

	For the Three Months Ended December 31,
Revenue by Contract Type	2012		2011
	(Dollars in thousands)
		% of		% of
		revenue		revenue
Cost-reimbursement	$171,507	84.0%	$154,617	81.4%
Fixed-price	19,482	9.5%	14,843	7.8%
Time-and-material	13,340	6.5%	20,431	10.8%

Total	$204,329	100.0%	$189,891	100.0%

Quarterly revenue by customer described above may differ slightly for fiscal year 2011 from amounts previously reported as individual contracts, task orders and programs are further defined by our customers and management team.

The legislative and executive branches of the federal government are committed to achieving cost controls and budget reductions from both routine civilian and defense operations and specific programs. There is little apparent consensus about which programs and operations will see significant cutbacks or funding limitations. Notwithstanding progress toward avoiding a government shutdown or default on the United States’ debt, the outcome of the political and budgetary process is highly uncertain. Programmatic and budgetary reductions are expected to decrease government spending and affect defense and civilian government contractor revenues.

Alion is not exempt from funding and budgetary constraints associated with impending budget and debt ceiling negotiations. The Secretary of Defense has already directed his organization to begin planning in earnest for the possible effect of sequestration, or other budget reductions. Alion’s principal professional engineering service customers may face constraints on their ability to add funding to existing contracts and to execute new contracts. Even though the current political climate favors avoiding a government shutdown, there is a real possibility of sequestration with across the board cuts with potential for significant program decreases and contract funding reductions. In this quarter, Alion has not been negatively impacted by the budget reductions the Department of Defense has already implemented to specific program and delayed or reduced funding for other programs. Other government contractors have already seen revenue declines over the past several quarters.

Alion has responded to these budgetary challenges by reducing costs and headcount for indirect and administrative staff, working to reduce facilities costs and in general working to position the Company to serve its customers more effectively and at a lower cost point. While we believe our customers will continue to seek out our higher-end engineering, technical expertise and solutions, we are not unaffected by today’s current market pressures. We believe the legislative and executive branch focus on controlling and reducing costs will ultimately help us to sell our services and solutions to our government customers so they can improve their operating efficiency and effectiveness. We believe Alion is positioned to continue to meet the challenges of a changing professional services market place.

We provide professional engineering, program management and information technology services and scientific expertise in a range of specialized core business areas. We recently reorganized our business areas to more closely align our services with the demands of the marketplace. Our revised core business areas track internal resource realignments and consolidations we made to foster greater collaboration across Alion. We expect this will improve our efficiency and enhance our ability to provide complete customer solutions. Our three core business areas are:

Naval Architecture and Marine Engineering. We provide technical expertise for ship and systems design as well as acquisition and production supervision, testing, delivery and engineering support to commercial and naval markets, both domestically and internationally.

•

We provide systems engineering/design integration, including mission needs analysis and analysis of alternatives, threat and damage recovery analysis and concept through detail design. Our specialty skills include combat systems engineering, simulation-based design, and systems engineering.

•

We provide operational sustainment and life cycle support, encompassing in-service support as well as lifecycle logistics, including technical data development, contractor advisory services, and interim supply support. We also conduct availability planning, execution and control and provide schedule management and on-site logistics representatives at home ports.

•

We provide acquisition and production management for ships, systems and marine equipment. We also provide waterfront and field engineering support as well as post-shakedown availability planning and execution, damage control audits and shipboard completion inspections.

Systems Analysis, Design and Engineering. We provide services and technologies designed to reduce costs and enhance the performance and safety of complex systems and improve information flow across networks and organizations.

•

We support enterprise networking, databases, and healthcare-related information technologies. We provide requirements engineering, integration of commercial of the shelf (COTS) and government of the shelf (GOTS) products and architecture design and development. We also provide full software development lifecycle and help desk support as well as cyber security and information assurance services.

•

We support testing and evaluation, including reliability, availability, maintainability, supportability and usability testing. This includes developing detailed plans and requirements and performing data collection and analysis.

•

Our research and development services encompass advanced hardware, software, materials and chemicals. We provide prototyping, initial production and limited fielding of systems. We also provide engineering and analysis services to optimize man-machine interfaces and manpower requirements; Alion develops, designs, prototypes and implements crew stations, floor plans, and virtual interfaces as well as workflow and ergonomic enhancements.

•

We support the planning, procurement, maintenance, distribution and replacement of people or equipment. This includes support to logistical reset, depot level support, tracking systems, RFID, barcoding and other technologies as well as predictive analysis.

•

We engage in component design, development and testing for both nuclear and conventional energy systems. This work includes alternative energy capacity assessments, energy security evaluations and support for regulatory compliance.

•	We provide support for environmental protection through risk assessments, organic and inorganic analysis, air quality monitoring and laboratory management.

Modeling, Simulation, Training and Analysis. We use our modeling and simulation expertise to examine event outcomes, identify operational risks, enhance training and predict and improve system operations.

•

We develop and integrate Live/Virtual/Constructive/Gaming technologies to support individual and group training. We produce interactive, immersive training tools and virtual environments using open-source and commercial video game engines. In addition, we develop geospatial databases and products for training and analysis.

•

We provide modeling capabilities for decision support, acquisition, strategy development, transportation systems, program management and production and provide human, social, cultural and behavioral (HSCB) modeling and analysis.

•

We produce training environments and manage the necessary infrastructure. This includes developing architectures and equipment and integrating training systems with command, control and communications systems. We also engage in instructional design and curriculum development, and develop and implement learning management systems.

•	We develop and deliver vulnerability and risk modeling tools and services for the security and protection of structures and vessels.

•

We perform modeling, analysis and management of wireless spectrum and satellite communications and technologies, and provide expertise to support wireless policy development. Additionally, we provide support to and analysis of strategic, tactical and weapons systems usage of the wireless spectrum, satellite communications and related technologies.

The table below sets out our first quarter revenue for our three core business areas for this year compared to the first fiscal quarter last year.

	For the Three Months Ended
	December 31,
Core Business Area	2012		2011
	(In thousands)
		% of		% of
		revenue		revenue
Naval Architecture and Marine Engineering	$82,994	40.6%	$85,204	44.9%
Systems Analysis, Design and Engineering	66,147	32.4%	43,270	22.8%
Modeling, Simulation, Training and Analysis	55,188	27.0%	61,417	32.3%

Total	$204,329	100.0%	$189,891	100.0%

Backlog. Contract backlog represents an estimate, as of a specific date, of the future revenue Alion expects from existing contracts. At December 31, 2012, backlog on existing contracts and executed delivery orders totaled $2.2 billion, of which $421 million was funded.

Results of Operations

Quarter Ended December 31, 2012 Compared to Quarter Ended December 31, 2011

	Quarter Ended December 31,
	2012		2011
	(Dollars in thousands)
		% of		% of
Selected Financial Information		revenue		revenue
Total contract revenue	$204,329		$189,891
Total direct contract costs	160,635	78.6%	146,344	77.1%
Direct labor costs	59,461	29.1%	61,274	32.3%
Materials and subcontracts	95,471	46.7%	80,432	42.4%
Other direct costs	5,703	2.8%	4,638	2.4%
Gross profit	43,694	21.4%	43,547	22.9%
Total operating expense	34,054	16.7%	35,866	18.9%
Major components of operating expense:
Overhead and G&A expenses	24,032	11.8%	25,203	13.3%
Rental and occupancy expense	7,534	3.7%	7,809	4.1%
Depreciation and amortization	2,488	1.2%	2,854	1.5%
Income from operations	$9,640	4.7%	$7,681	4.0%

Revenue. First quarter revenue this year was $204.3 million, up $14.4 million (7.6%) over first quarter results last year. This growth was driven by our high-end engineering, rapid prototyping and technology integration work in the Systems Analysis, Design and Engineering core business area, which increased $66.1 million (32.4%). This work supported several of our new and existing customers including Special Forces Command, Tank Automotive Research Development and Engineering Center (TARDEC), Night Vision and Electronic Sensors Directorate (NVESD), Joint Counter Radio-Controlled Improvised Explosive Device Electronic Warfare (JCREW) and the Rapid Equipping Force (REF). Support for these customers drove the increases in our Department of Defense and Army customer groups, which increased $14.1 million and $380 thousand, respectively.

Our Systems Analysis, Design and Engineering work grew more than $4.8 million (10.2%) driven by our work at the Air Force Research laboratory as well as other (Air Force) customers. Navy contract revenue declined $3.6 million (3.8%) due to reduced activity on several ship construction support contracts related to the timing of the build cycles on several programs. These declines also affected Naval Architecture and Marine Engineering revenue which decreased $2.2 million. Civilian agency revenue also declined $2.7 million compared to last year while revenue from commercial and international customers increased $1.4 million due to expanding activity in our overseas Naval Architecture and Marine Engineering work.

Cost-reimbursement revenue increased $16.9 million (10.9%) and provided for 84% of our first quarter revenue. Fixed price contract revenue rose $4.6 million and totaled 9.5% of our first quarter revenue, while time and material contract revenue fell $7.1 million and comprised 6.5% of our first quarter revenue. Our prime contract revenue was up $20.3 million, an increase of 12.6%, and subcontract revenue was down $5.8 million this quarter as Alion continues to increase our position as a prime contractor on larger, more complex programs. This combination led to lower gross margin levels compared to last year as Alion supplemented our labor with subcontractors and purchased additional material to support our customers. Subcontractor and material costs, in some cases will, drive lower contract fee percentages, thus putting downward pressure on our gross margins.

Direct Contract Expense and Gross Profit. First quarter direct contract expenses were $14.3 million higher, up 9.8% to $160.6 million compared to last year’s direct costs of $146.3 million. This increase is consistent with higher first quarter revenue particularly from subcontractor efforts. Direct labor costs declined $1.8 million, or 3.0% as compared to last year to $59.5 million (29.1% of current quarter revenue) compared to $61.3 million last year (32.3% of revenue). Material and subcontract costs were up 18.7% ($15.0 million) while other direct costs were up almost $1.1million. Gross profit for the current quarter was $43.7 million, up $147 thousand (0.3%) compared to $43.5 million in the first quarter last year. This quarter’s gross margin percentage is down (21.4% of revenue compared to 22.9% last year). The lower gross profit margins were driven, in part, by an increase in subcontractor costs and additional materials purchased in support of our customers. Subcontractor and material costs, in some cases will, drive lower contract fee percentages, thus putting downward pressure on our gross margins.

Operating Expenses. First quarter operating expenses were down $1.8 million (5.1%) compared to the same period last year, as the Company continues its efforts to drive efficiencies in the business. Overhead and general and administrative expenses were down year over year by $1.2 million reflecting continuing benefits from last year’s reorganizations and management’s cost reduction efforts. Cost reductions were achieved through staffing reductions and other non-labor expense declines. Depreciation and amortization expenses were also down year over year as were rental and occupancy costs as Alion continues to be more efficient with the costs of our facilities.

Income from Operations. Operating income for the first quarter of fiscal 2013 was up almost $2.0 million to $9.6 million versus $7.7 million last year. Operating income increased to 4.7% of revenue versus 4.0% for last year as operating efficiencies gains and cost reductions in indirect contract and general and administrative organizations were realized.

Other Expense. This year, first quarter aggregate interest income, interest expense and other expense was approximately $200 thousand more than it was last year. Alion faces higher cash pay interest expense for its secured debt as principal increases each time Alion issues notes in lieu of paying interest. Higher outstanding debt levels also drove higher non-cash and deferred interest charges for our Secured Notes.

	Three Months Ended December 31,
	2012	2011
	(In thousands)
Cash Pay Interest
Revolver	$205	$162
Secured Notes	8,136	7,976
Unsecured Notes	6,278	6,278
Other cash pay interest and fees	18	13

Sub-total cash pay interest	14,637	14,429

Deferred and Non-cash Interest
Secured Notes PIK interest	1,626	1,593
Debt issue costs and other non-cash items	2,656	2,619

Sub-total non-cash interest	4,282	4,212

Total interest expense	$18,919	$18,641

Income Tax Expense. First quarter deferred income tax expense was $1.7 million both this year and last year. Our expense relates to tax-deductible goodwill. We continue to record a full valuation allowance for any deferred tax assets we recognize because our history of losses makes it unlikely we will be able to realize the full benefit of our deferred tax assets.

Net Loss. This quarter, reduced operating expenses combined with modestly higher gross profit from higher overall revenue reduced Alion’s net loss compared to last year. Although we faced slightly higher interest expense on our long-term debt which increased our net loss, this only moderated the effects of management’s cost control efforts. At $11.0 million for the quarter, our net loss this year was $1.8 million less than it was in the first quarter last year.

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

Alion also has access to a $35 million revolving credit facility which we can use for short term borrowing needs and letters of credit. At year end, we had $4.0 million in letters of credit outstanding which reduced our borrowing capacity under the revolving credit facility. Except for current and potential future letters of credit, management does not currently estimate Alion will need to use its revolving credit facility to any significant extent. At quarter end, we had $19.5 million in available cash; no outstanding balance on our revolver; and $31 million in available revolving credit borrowing capacity.

Cash Flows

We used approximately $6.3 million to fund our first quarter operations this year. We had an $11 million net loss which included $9.3 million in non-cash expenses. We used $3.4 million in cash to fund receivables and other assets and $1.2 million to fund liabilities. Last year, receivables consumed $3.2 million in cash in the first quarter, while growth in liabilities and payables increased cash flow by $5.0 million. We made our scheduled Secured Note interest payment of $16.2 million in November.

Alion collected approximately $204 million in receivables through December 31, 2012; collections nearly equaled first quarter revenue. First quarter collections this year outpaced last year’s collections by approximately $16.5 million. Because collections kept pace with revenue, our days’ sales outstanding (DSO) remained stable over the quarter and stood at 78.5 days as of December 31, 2012. Unbilled receivables are trending downward reflecting the results of management’s focus on resolving contract funding issues. Compared to the December 2011, unbilled receivables declined $26.2 million (25.1%). This has allowed Alion to shorten the performance-to-billing cycle which is essential to improving the Company’s cash flow.

Our capital expenditures this quarter were comparable to last year’s levels and are consistent with overall investment plans for the year. Early in the first quarter we received $1.1 million in cash for employee stock purchases for April through September 2012. Later in the quarter we paid out almost $2.0 million in required ESOP distributions. In the second quarter we expect to pay out an additional $1.9 million for statutorily required ESOP diversifications. Given the Company’s cash on hand during the first quarter, it was not necessary to access our revolving credit facility except for standby letters of credit.

We have a long-term revolving credit facility through August 2014. Management expects that Alion will be able to meet the existing debt covenants even though clearance levels may narrow as covenant thresholds increase. Delays in contract awards adversely affect our ability to increase our revenue on the timeline that management seeks to achieve. However, management believes the Company can attain the minimum Consolidated EBITDA levels required in the Revolving Credit Agreement despite slower than anticipated contract award activity which could be further adversely affected by sequestration.

Management believes Alion can generate operating cash flow that coupled with cash available under Alion’s current revolving credit facility, will afford the Company sufficient liquidity to meet currently anticipated working capital needs, support existing business plans and meet quarterly debt service obligations for the next twelve months. Management does not currently forecast the requirement to draw significant amounts from the revolving credit facility for extended periods, but Alion may need to use the revolving credit facility for short periods of time based on collections cycles subject to government delays. We believe that over the remaining life of the credit facility Alion will likely be able to meet its financial covenants and thus be able borrow funds as and when necessary.

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

The Secured Note Indenture, the Unsecured Note Indenture and the Revolving Credit Agreement allow Alion to make certain permitted acquisitions. If the Company were to have the available resources and were to identify a suitable candidate, it might use available financing to make a permitted acquisition. Alion will need to refinance some if not all its senior debt prior to maturity in November 2014 and February 2015 when the Company will have to payout more than $600 million over a three-month period. We are uncertain if Alion will be able to refinance these obligations or if refinancing terms will be favorable. The Company has retained Goldman Sachs to assist it in its refinancing efforts.

If Alion cannot refinance its senior debt, the Company will not have sufficient cash from operations to satisfy all its obligations. If plans or assumptions change, if assumptions prove inaccurate, if Alion makes additional or larger investments than currently planned, if Alion invests in or acquires other companies to a greater extent than currently planned, if the Company experiences unexpected costs or competitive pressures, or if existing cash and projected cash flow from operations prove insufficient, we may need to obtain additional financing sooner than we currently expect. We intend only to enter into new financing or refinancing we believe to be advantageous. However, given the uncertain state of the government services marketplace and the credit markets, and the level of our existing debt and its low credit rating, we cannot be certain sources of financing will be available in the future, or, if available, that financing terms would be favorable.

Cash flow effects and risks associated with equity-related obligations

We cannot predict with any degree of accuracy the extent to which ESOP re-purchase and diversification demands will increase in future years. As more employees meet statutory and Plan-specific age and length of service requirements, potential diversification demands are likely to increase. These demands can increase further with any increase in the price of a share of Alion common stock. While a drop in our share price could reduce the value of each individual Plan participant’s beneficial interest, such a potential price decline could be offset by increased diversification demands and thus might not reduce the aggregate value of near-term demands on our cash. Current debt agreements limit our ability to offer discretionary diversification options to ESOP participants and this should moderate diversification-related cash flow demands. The Company monitors future potential repurchase liability cash flow demands by relying in part on internal and external financial models that incorporate Plan census data and financial inputs intended to simulate changes in Alion’s share price.

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

Alion faces no significant stock-based compensation liabilities. Outstanding SARs have little, if any, intrinsic value. Management is unable to forecast the share price the ESOP Trustee will determine in future valuations and therefore cannot predict future cash flow demands that might arise from existing SARs.

Although current financial information includes the effects of the most recent ESOP Trust transactions, future expenses for stock-based compensation are likely to differ from estimates as the price of a share of Alion common stock changes. Our next regularly scheduled ESOP valuation period ends in March 2013. Interest rates, market-based factors and volatility, as well as Alion’s financial results will affect the future value of a share of our common stock. Certain stock-based compensation grantees can choose to defer their payments by having us deposit funds in a rabbi trust we own. Any such deferrals will not materially affect planned payments or overall anticipated cash outflows.

After each semi-annual valuation period, the Plan permits former employees and beneficiaries to request distribution of their vested ESOP account balances. Consistent with the terms of the Plan and the IRC, we intend to pay distribution requests in five annual installments and to defer initial payments as permitted. The Plan allows Alion to defer initial installment distributions for five years for former employees who are not disabled, deceased or retired. In the coming quarter, we expect we will pay out an as-yet-undetermined amount for distribution requests and $1.9 million for statutory diversification. Management plans to meet these demands through operating cash flows, and if necessary, access to Alion’s revolving credit facility.

Discussion of Debt Structure

Alion’s current debt structure includes a $35 million revolving credit facility, $326.5 million in Secured Notes ($310 million in initial face value plus $16.5 million in PIK interest notes issued), and $245 million in Unsecured Notes. Our credit arrangements, including our Unsecured and Secured Note Indentures and our revolving credit facility include a number of covenants. We expect to be able to comply with our indenture covenants and our credit facility financial covenants for at least the next eighteen months. The Company is in compliance with each of the affirmative and negative financial and non-financial covenants in its existing debt agreements. See Note 10 – Long term debt in the accompanying unaudited financial statements elsewhere in this report for a detailed discussion of Alion’s current debt structure and a list of relevant terms and limitations in existing long-term debt agreements including our Credit Agreement, the Secured Note Indenture and the Unsecured Note Indenture.

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

The Credit Agreement permits Alion to exclude certain expenses and requires it to exclude certain one-time gains when computing Consolidated EBITDA. The Credit Agreement required Alion to have a minimum $63.0 million in Consolidated EBITDA for the twelve months ended December 31, 2012. We had approximately $72.9 million in Consolidated EBITDA for the twelve months ended December 31, 2012 and exceeded the requirement by approximately $9.9 million.

Secured Note Indenture and Unsecured Note Indenture

There are no financial covenants in either the Secured Note Indenture or the Unsecured Note Indenture. Certain provisions in the Secured Note Indenture and the Unsecured Note Indenture limit our ability to incur additional debt or pay dividends if our ratio of trailing twelve month Adjusted EBITDA to trailing twelve-month Consolidated Interest Expense is not greater than 2.0 to 1.0. The Secured and Unsecured Note Indentures define Adjusted EBITDA and Consolidated Interest Expense. Adjusted EBITDA under the Secured Note Indenture and the Unsecured Note Indenture differs from Consolidated EBITDA as defined in our Credit Agreement. Adjusted EBITDA is less than Consolidated EBITDA because it does not include employee investments in Alion common stock. Set out below are our actual ratios as of December 31 and September 30, 2012.

	December 31, 2012	September 30, 2012
TTM Adjusted EBIDTA	$70.6 million	$69.3 million
TTM Consolidated Interest Expense	$75.2 million	$74.9 million
Ratio	0.94 to 1.0	0. 93 to 1.0

During the rest of this year and for the next two fiscal years the Company expects that at a minimum, it will have to make the estimated interest and principal payments set forth below for Alion’s existing long term debt. Our forecast interest expense for the balance of the current year is based on accessing our revolving credit facility for limited periods of time on an intermittent basis. We estimate the maximum drawn balance will not exceed $10 million on any given day and that our weighted average loan balance will be less than $3.5 million. We do not forecast needing to access the revolving credit facility to any measurable extent beyond the end of the current fiscal year. Management believes that Alion will need to refinance its existing Secured and Unsecured indebtedness prior to maturity. Management predicts that the Company will be unable to generate sufficient cash flow from operations to retire its debt as it comes due. There can be no assurance that Alion will be able to obtain future financings on acceptable terms, if at all.

Fiscal Year:	2013	2014	2015
Bank revolving credit facility (1)
—Interest	$464	$555	$—
Secured Notes (2)
—Interest	32,491	33,144	16,821
—Principal and PIK Interest	—	—	339,788
Unsecured Notes (3)
—Interest	25,113	25,113	12,556
—Principal	—	—	245,000

Total cash—pay interest	58,068	58,812	29,377
Total cash—pay principal and PIK Interest	—	—	584,788

Total	$58,068	$58,812	$614,165

(1)	We expect we will occasionally use our $35.0 million revolving credit facility to meet working capital needs through 2014. Management expects the average utilized revolver balance will be immaterial and that interest expense will consist of commitment fees for unused balances. The current facility expires August 22, 2014.
(2)	The Secured Notes bear interest at 10% in cash and 2% in PIK. The outstanding principal will increase over time for the 2% compounding PIK interest added to the initial $310 million in principal. The Secured Notes, including $29.8 million in PIK interest, mature November 1, 2014.
(3)	The Unsecured Notes bear interest at 10.25% and mature February 1, 2015.

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

As of December 31, 2012, Alion had spent a cumulative total of $93.5 million to repurchase shares of its common stock to satisfy ESOP distribution and diversification requests from former employees and Plan beneficiaries. In 2008, we changed our prior practice of immediately paying out all distribution requests in full. In March 2008, we began paying ESOP beneficiaries over the five-year distribution period permitted by ERISA and the terms of the Plan. Alion intends to continue this practice for the foreseeable future in part to offset the cash flow effects of annual employee diversification requests that began in fiscal 2008 and which are expected to continue for the foreseeable future. Our debt agreements limit our ability to fund certain discretionary ESOP diversification demands on our cash flow. The table below lists current and prior year share re-purchases.

Date	Number of Shares Repurchased	Share Price	Total Value Purchased
			(In thousands)
December 2010	119,945	$26.65	$3,196
February 2011	322	$26.65	8
March 2011	136	$26.65	4
April 2011	166	$27.15	5
May 2011	3,677	$27.15	100
June 2011	87,319	$27.15	2,371
July 2011	2,300	$27.15	62
August 2011	292	$27.15	8
September 2011	289	$27.15	8
November 2011	1,481	$20.95	31
December 2011	106,505	$20.95	2,231
January 2012	22,782	$20.95	477
May 2012	3,104	$18.00	56
June 2012	113,342	$18.00	2,040
August 2012	418	$18.00	8
November 2012	485	$16.45	8
December 2012	119,555	$16.45	1,967

Total	582,118		$12,580

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

Risk associated with value of Alion common stock

Changes in the fair market value of Alion’s common stock affect our estimated ESOP share repurchase obligation, and to a lesser extent, our stock appreciation rights obligation. The number of employees who seek to redeem shares of Alion common stock following termination of employment and the number of shares they seek to redeem affect the timing and amount of the cash flow demands for repurchase obligations. The number of employees who exercise stock appreciation rights during any particular time period can affect the timing and amount of our stock appreciation right obligations. Based on our current share price, outstanding stock appreciation rights have little, if any, intrinsic value.

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

Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Note 19 to the Condensed Consolidated Financial Statements. The Company is not involved in any legal proceeding other than routine legal proceedings occurring in the ordinary course of business that we believe are not material to our financial condition, operating results, or cash flows.

As a government contractor, Alion may be subject from time to time to federal government inquiries relating to its operations and to DCAA audits. The federal government can suspend or debar, for a period of time, a contractor that is indicted or found to have violated the False Claims Act or other federal laws. Such an event could also result in fines or penalties.

Item 1A. Risk Factors

As of December 31, 2012, the risk factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012, have not materially changed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the quarter ended December 31, 2012.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. (a)

31.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation pursuant to 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. (a)

32.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (a)

32.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (a)

101.INS	XBRL Instance Document +

101.SCH	XBRL Taxonomy Extension Schema Document +

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document +

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document +

101.LAB	XBRL Taxonomy Extension Label Linkbase Document +

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document +

(a)	Filed with this Form 10-Q for the quarter ended December 31, 2012.

+	As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 13, 2013

ALION SCIENCE AND TECHNOLOGY CORPORATION

By:	/s/ Barry M. Broadus
Name:	Barry M. Broadus
Title:	Chief Financial Officer and Duly Authorized Officer