Form 10-Q
period 2013-03-31
ALION SCIENCE & TECHNOLOGY CORP
filed 2013-05-14
CIK 1166568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

May 14, 2013 was: Common Stock 6,996,340

ALION SCIENCE AND TECHNOLOGY CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2013

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ALION SCIENCE AND TECHNOLOGY CORPORATION

Condensed Consolidated Balance Sheets (unaudited)

As of March 31, 2013 and September 30, 2012

	March 31,	September 30,
	2013	2012
	(In thousands, except share and per share information)
Current assets:
Cash and cash equivalents	$14,904	$27,227
Accounts receivable, net	201,739	175,293
Receivable due from ESOP Trust	1,037	1,129
Prepaid expenses and other current assets	5,870	5,448

Total current assets	223,550	209,097
Property, plant and equipment, net	10,191	10,605
Intangible assets, net	2,673	5,242
Goodwill	398,921	398,921
Other assets	10,698	11,431

Total assets	$646,033	$635,296

Current liabilities:
Interest payable	$17,795	$17,658
Trade accounts payable	73,169	44,793
Accrued liabilities	45,593	52,460
Accrued payroll and related liabilities	32,226	39,926
Billings in excess of revenue earned	2,917	2,666

Total current liabilities	171,700	157,503
Secured Notes	314,362	306,502
Unsecured Notes	243,353	242,923
Accrued compensation and benefits, excluding current portion	6,027	5,905
Non-current portion of lease obligations	12,909	12,364
Deferred income taxes	54,643	51,156
Commitments and contingencies
Redeemable common stock, $0.01 par value, 20,000,000 shares authorized, 6,996,340 shares issued and outstanding at March 31, 2013; 8,000,000 shares authorized and 6,731,889 shares issued and outstanding at September 30, 2012	113,691	110,740
Common stock warrants	20,785	20,785
Accumulated other comprehensive loss	(149)	(149)
Accumulated deficit	(291,288)	(272,433)

Total liabilities, redeemable common stock and accumulated deficit	$646,033	$635,296

See accompanying notes to condensed consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
	(In thousands, except share and per share information)
Contract revenue	$221,281	$197,112	425,610	387,003
Direct contract expense	174,962	150,431	335,597	296,775

Gross profit	46,319	46,681	90,013	90,228

Operating expenses	21,662	23,308	43,912	46,467
General and administrative	13,204	13,209	25,008	25,916

Operating income	11,453	10,164	21,093	17,845
Other income (expense):
Interest income	17	34	34	41
Interest expense	(18,913)	(18,696)	(37,832)	(37,337)
Other	55	(4)	40	(117)

Total other expense	(18,841)	(18,666)	(37,758)	(37,413)
Loss before taxes	(7,388)	(8,502)	(16,665)	(19,568)
Income tax expense	(1,743)	(1,743)	(3,487)	(3,487)

Net loss	$(9,131)	$(10,245)	(20,152)	(23,055)

Basic and diluted loss per share	$(1.39)	$(1.73)	(3.03)	(3.86)

Basic and weighted average common shares outstanding	6,592,567	5,915,899	6,660,227	5,977,221

Net loss	$(9,131)	$(10,245)	(20,152)	(23,055)
Other comprehensive income:
Postretirement actuarial gains	—	—	—	—

Comprehensive loss	$(9,131)	$(10,245)	(20,152)	(23,055)

See accompanying notes to condensed consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
	March 31,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net loss	$(20,152)	$(23,055)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,615	5,742
Bad debt expense	150	302
Paid-in-kind interest	3,259	3,194
Amortization of debt issuance costs	5,274	5,204
Incentive and stock-based compensation	1,541	825
Deferred income taxes	3,487	3,487
Other gains and losses	(92)	(96)
Changes in assets and liabilities:
Accounts receivable	(26,596)	(3,036)
Other assets	(376)	1,829
Trade accounts payable	28,376	(2,096)
Accrued liabilities	(8,753)	(103)
Interest payable	137	133
Other liabilities	365	(196)

Net cash used in operating activities	(8,765)	(7,866)
Cash flows from investing activities:
Capital expenditures	(701)	(1,454)

Net cash used in investing activities	(701)	(1,454)
Cash flows from financing activities:
Revolver borrowings	—	13,000
Revolver repayments	—	(13,000)
Loan to ESOP Trust	(1,907)	(477)
ESOP loan repayment	1,907	477
Redeemable common stock purchased from ESOP Trust	(3,986)	(2,740)
Redeemable common stock sold to ESOP Trust	1,129	—

Net cash used in financing activities	(2,857)	(2,740)
Net decrease in cash and cash equivalents	(12,323)	(12,060)
Cash and cash equivalents at beginning of period	27,227	20,818

Cash and cash equivalents at end of period	$14,904	$8,758

Supplemental disclosure of cash flow information:
Cash paid for interest	$29,120	$28,767
Cash paid for income taxes	—	—
Non-cash investing and financing activities:
Common stock issued to ESOP Trust in satisfaction of employer contribution liability	$7,198	$7,114
Landlord-funded tenant improvements	$493	$1,810
Paid-in-kind notes issued	$3,234	$3,171

See accompanying notes to condensed consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Description and Formation of the Business

Alion Science and Technology Corporation and its subsidiaries (collectively, the Company, Alion or we) provide advanced engineering, information technology, naval architecture and operational solutions to strengthen national security and drive business results. For customers in defense, civilian government, foreign governments and commercial industries worldwide, Alion’s engineered solutions support smarter decision-making and enhanced readiness in rapidly-changing environments.

Alion was formed as a for-profit S-Corporation in October 2001, to purchase substantially all of the assets and certain liabilities of IIT Research Institute (IITRI), a not-for-profit corporation controlled by the Illinois Institute of Technology (IIT). In December 2002, Alion acquired substantially all of IITRI’s assets and liabilities except its Life Sciences Operation, for $127.3 million. Prior to that, the Company’s activities were organizational in nature. In 2010, the Company became a C corporation when it ceased to qualify as an S corporation.

(2) Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Alion Science and Technology Corporation (a Delaware corporation), and its wholly-owned subsidiaries and have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with generally accepted accounting principles in the United States of America (GAAP), have been omitted pursuant to those rules and regulations. However, the Company believes that the disclosures made are adequate to make the information presented not misleading. The statements are prepared on the accrual basis of accounting and include the accounts of Alion and its wholly-owned subsidiaries from their date of acquisition or formation. All inter-company accounts have been eliminated in consolidation. There have been no changes to Alion’s subsidiaries in the current fiscal year.

In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments and reclassifications that are necessary for fair presentation of the periods presented. The results for the three and six months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K for the year ended September 30, 2012.

Fiscal, Quarter and Interim Periods

Alion’s fiscal year ends on September 30. The Company operates based on a three-month quarter, four-quarter fiscal year with quarters ending December 31, March 31, June 30, and September 30.

Use of Estimates

Preparing financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported for assets and liabilities, disclosures of contingent assets and liabilities as of financial statement dates, and amounts reported for operating results for each period presented. Actual results are likely to differ from those estimates, but management does not believe such differences will materially affect Alion’s financial position, results of operations, or cash flows.

Reclassifications

Certain items in the consolidated financial statements have been reclassified to conform to the current presentation. Alion formerly presented operating expenses in the aggregate. The Company now reports general and administrative expense separately from other operating expenses on the face of the statement of comprehensive loss.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

Alion derives its revenue from delivering technology services under three types of contracts. Some contracts provide for reimbursement of costs plus fees; others are fixed-price or time-and-material type contracts. We recognize revenue when a contract has been executed, the contract price is fixed or determinable, delivery of services or products has occurred, and our ability to collect the contract price is considered reasonably assured. Alion applies the percentage-of-completion method in Accounting Standards Codification (ASC) 605 – Revenue Recognition to recognize revenue.

Alion recognizes revenue on cost-reimbursement contracts as it incurs costs and includes estimated fees earned. The Company recognizes time-and-material contract revenue at negotiated, fixed, contractually billable rates as it delivers labor hours and incurs other direct expenses. We use various performance measures under the percentage-of-completion method to recognize revenue for fixed-price contracts. Estimating contract costs at completion and recognizing revenue appropriately involve significant management estimates. Actual costs may differ from estimated costs and affect estimated profitability and revenue recognition timing. From time to time, facts develop that require us to revise estimated total costs or expected revenue. We record the cumulative effect of revised estimates in the period when the facts requiring revised estimates become known. We recognize the full amount of anticipated losses on any contract in the period a loss becomes known. For each of the periods presented, the cumulative effects of revised estimates were immaterial to the Company’s financial performance.

U.S. federal government contracts are subject to periodic funding by our contracting agency customers. A customer may fund a contract at inception or incrementally throughout the period of performance as services are provided. If we determine contract funding is not probable, we defer revenue recognition until realization is probable. The federal government can audit Alion’s contract costs and adjust amounts through negotiation. The federal government considers Alion a major contractor and maintains an office on site. The Defense Contract Audit Agency (DCAA) is currently auditing our 2007 claimed indirect costs. We are negotiating our 2005 and 2006 indirect rates and have settled our rates through 2004. We timely submitted our indirect cost proposals for all open fiscal years. We have recorded revenue on federal government contracts in amounts we expect to realize.

We recognize revenue on unpriced change orders as we incur expenses and only to the extent it is probable we will recover such costs. The Company recognizes revenue in excess of costs on unpriced change orders only when management can also estimate beyond a reasonable doubt the amount of excess and experience provides a sufficient basis for recognition. Alion recognizes revenue on claims as expenses are incurred and only to the extent it is probable we will recover such costs and can reliably estimate the amount we will recover.

Income Taxes

Alion accounts for income taxes by applying the provisions in currently enacted tax laws. We determine deferred income taxes based on the estimated future tax effects of differences between the financial statement and tax bases of our assets and liabilities. Deferred income tax provisions and benefits change as assets or liabilities change from year to year. In providing for deferred taxes, Alion considers the tax regulations of the jurisdictions where we operate; estimated future taxable income; and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies change, the carrying value of deferred tax assets and liabilities may require adjustment.

Alion has a history of operating losses for both tax and financial statement purposes. The Company has recorded valuation allowances equal to deferred tax assets based on the likelihood that we may not be able to realize the value of these assets. Alion recognizes the benefit of a tax position only after determining that the relevant tax authority would “more likely than not” sustain our position following an audit. For tax positions meeting the “more likely than not” threshold, we recognize the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Going Concern Assumption

Each year management assesses Alion’s financial capabilities, its forecast cash flows and its liquidity to determine whether it is appropriate for the Company to report its financial position on a going concern basis. Management believes that in the current fiscal year Alion will generate sufficient revenue and cash flow to meet debt service requirements, fund operations and comply with the minimum Consolidated EBITDA covenant in Alion’s revolving credit agreement. Management’s going concern determination is based on current forecasts for which future results could differ materially due to general economic uncertainties, sequestration’s effect on government spending levels this fiscal year, and risks associated with future federal government procurement and contracting actions.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Based on management’s going concern determination, Alion’s consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability of assets or the amounts of liabilities that may result from resolving uncertainties about the Company’s ability to continue as a going concern.

Alion depends heavily on federal government prime contracts and subcontracts which account for nearly all the Company’s revenue. Interruptions in the government funding process, whether from federal budget delays, debt ceiling limitations, sequestration or Department of Defense spending cuts could materially, adversely affect the Company’s revenue and cash flows for the balance of this fiscal year and beyond. This could cause Alion to be unable to fund operations, meet debt service requirements or comply with the revolving credit agreement Consolidated EBITDA covenant.

If Alion were unable to meet the revolving credit agreement Consolidated EBITDA covenant, the Company would be unable to borrow funds and could be required to immediately repay any amount then outstanding under the revolving credit agreement. The Company could seek a covenant waiver or an amendment to the revolving credit agreement in order to preserve its ability to borrow funds as and when needed. Management can provide no assurance that Alion would be able to obtain an amendment or waiver, or if one were available, that the terms would be favorable. If the Company were unable to obtain a requested waiver or amendment, it might be unable to pay its debts as they became due.

In each of the past three fiscal years, Alion generated sufficient cash flow from operations to fulfill its financial commitments. Nevertheless, management does not expect current operations to generate sufficient cash flow for Alion to be able to repay its outstanding debt when it becomes due in fiscal 2015. The Company will need to identify additional sources of cash to re-finance or retire its existing debt. Management can provide no assurance such additional financing will be available, and if available, that terms would be favorable.

Cash and Cash Equivalents

The Company considers cash in banks, and deposits with financial institutions with maturities of three months or less at time of purchase which it can liquidate without prior notice or penalty, to be cash and cash equivalents.

Accounts Receivable and Billings in Excess of Revenue Earned

Accounts receivable include billed accounts receivable and unbilled receivables. Unbilled receivables consist of costs and fees which are billable upon occurrence of a specific event, amounts billable after the balance sheet date and revenue in excess of billings on uncompleted contracts (accumulated project expenses and fees which were not billed or were not currently billable as of the date of the consolidated balance sheet). Unbilled accounts receivable include revenue recognized for customer-requested work Alion performed on new and existing contracts for which the Company had not received contracts or contract modifications. Accounts receivable are stated as estimated realized value. The allowance for doubtful accounts is Alion’s best estimate of the amount of probable losses in the Company’s existing billed and unbilled accounts receivable. The Company determines the allowance using specific identification and historical write-off experience based on receivable age. Billings in excess of revenue and advance collections from customers represent amounts received from or billed to customers in excess of project revenue recognized to date.

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

Goodwill

Alion assigns the purchase price paid to acquire the stock or assets of a business to the net assets acquired based on the estimated fair value of assets acquired and liabilities assumed. Goodwill is the purchase price in excess of the estimated fair value of the tangible net assets and separately identified intangible assets acquired. There have been no changes to goodwill carrying value this year.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company accounts for goodwill and other intangible assets in accordance with the provisions of ASC 350 – Intangibles-Goodwill and Other. Alion operates in one segment and tests goodwill at the reporting unit level. There are two reporting units. We review goodwill for impairment in the fourth quarter each year, and whenever events or circumstances indicate goodwill might be impaired. We are required to recognize an impairment loss to the extent our goodwill carrying value at the reporting unit level exceeds fair value. Evaluating goodwill involves significant management estimates. To date, our annual reviews have resulted in no goodwill impairment adjustments. See Note 8 for a detailed discussion of the Company’s goodwill impairment testing process.

Intangible Assets

Alion amortizes intangible assets as it consumes economic benefits over estimated useful lives. As of March 31, 2013, the Company had approximately $2.7 million in net intangible assets, including contracts purchased in the JJMA acquisition and internally-developed software and engineering designs. The JJMA contract is amortized over a 13 year useful life.

Redeemable Common Stock

There is no public market for Alion’s redeemable common stock and therefore no observable price for its equity, individually or in the aggregate. The Employee Stock Ownership Plan (ESOP) Trust holds all the Company’s outstanding common stock. Under certain circumstances, ESOP beneficiaries can require the ESOP Trust to distribute the value of their beneficial interests. The Internal Revenue Code (IRC) and the Employee Retirement Income Security Act (ERISA) require the Company to offer ESOP participants who receive Alion common stock a liquidity put right. The put right requires the Company to purchase distributed shares at their then-current fair market value at any time during two put option periods. Common stock distributed by the ESOP Trust is subject to a right of first refusal. Prior to any subsequent transfer, shares must first be offered to the Company and then to the ESOP Trust. Eventual redemption of shares of Alion common stock as a result of distributions is outside the Company’s control. Therefore, Alion classifies its outstanding shares of redeemable common stock as other than permanent equity.

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

In its fiduciary capacity, the ESOP Trustee is independent of the Company and its management. Consistent with its fiduciary responsibilities, the ESOP Trustee retains an independent third party valuation firm to assist it in determining the fair market value (share price) at which the ESOP Trustee may acquire or dispose of investments in Alion common stock. The Audit and Finance Committee of Alion’s Board of Directors reviews the reasonableness of the amount management has determined Alion should recognize for the Company’s obligation to repurchase shares of its outstanding redeemable common stock. The Audit and Finance Committee considers various factors in its review, including, in part, the most recent valuation report prepared for, and the share price selected by the ESOP Trustee.

Alion records changes in the reported value of its outstanding common stock through an offsetting charge or credit to accumulated deficit. The Company recognizes changes in the fair value of its redeemable common stock on March 31 and September 30 each year. The accumulated deficit at March 31, 2013, included an $11.9 million cumulative benefit for changes in share price which reduced the Company’s aggregate share redemption obligation. Outstanding redeemable common stock had an aggregate fair value of approximately $113.7 million as of March 31, 2013.

Concentration of Credit Risk

Alion is subject to credit risk for its cash equivalents and accounts receivable. The Company believes the high credit quality of its cash equivalent investments limits its credit risk with respect to such investments. Alion believes its concentration of credit risk with respect to accounts receivable is limited as the receivables are principally due from the federal government. Approximately 14% of the Company’s receivables are due from commercial customers including other prime contractors.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

Alion is required to disclose the fair value of its financial instruments but is not required to record its senior long-term debt at fair value. See Note 10 for a discussion of Alion’s long-term debt and Note 11 for the related fair value disclosures. The fair value of cash, cash equivalents, accounts payable and accounts receivable does not differ materially from carrying value because of the short maturity of those instruments.

Off-Balance Sheet Financing Arrangements

Alion accounts for operating leases entered into in the routine course of business in accordance with ASC 840 – Leases. We have no off-balance sheet financing arrangements other than operating leases and letters of credit under our revolving credit facility. Alion has no relationship with any unconsolidated or special purpose entity and has not issued any associated guarantees.

(3) Employee Stock Ownership Plan (ESOP) and ESOP Trust

In December 2001, the Company adopted the Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan (the Plan, the KSOP) and established the ESOP Trust. The Plan, a tax qualified retirement plan, includes an ESOP and a 401(k) component. In April 2010, the Internal Revenue Service (IRS) issued a determination letter that the ESOP Trust and the Plan, as amended and restated as of October 1, 2006, including Plan amendments executed in June 2009 and May 2010 qualify under IRC Sections 401(a) and 501(a).

In August 2008, Alion amended the Trust Agreement between the Company and the ESOP Trust. In June 2011, the Company amended the Plan to eliminate the one year service requirement for employer 401(k) matching contributions; to automatically enroll new hires in the Plan’s 401(k) component; and to designate profit sharing contributions exclusively in Alion common stock. The Company believes the Plan and the ESOP Trust have been designed and are being operated in compliance with applicable IRC requirements.

(4) Loss Per Share

Basic and diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding excluding the impact of warrants. The warrants are anti-dilutive for all periods presented even after including required adjustments to the earnings per share numerator.

The Company issued warrants to purchase 602,614 shares of Alion common stock in connection with issuing its Secured Notes. The Secured Note warrants have a penny per share exercise price, are currently exercisable and expire March 15, 2017. Secured Note warrants are not redeemable or puttable; they are classified as permanent equity.

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

Terminating ESOP participants can hold or immediately sell their distributed shares to the Company. If a participant elects to hold distributed shares, the IRC and ERISA require Alion to offer a put option to allow the recipient to sell stock to Alion at the estimated fair value share price based on the most recent price at which the Company was able to sell shares to the ESOP Trust ($16.25 at March 31, 2013). The put right requires Alion to purchase distributed shares during two put option periods at then-current fair market value. Consistent with its duty of independence from Alion management and its fiduciary responsibilities, the ESOP Trustee retains an independent third party valuation firm to assist it in determining the fair market value (share price) at which the Trustee may acquire or dispose of investments in Alion common stock.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Alion management determines, and the Board of Directors’ Audit and Finance Committee reviews, the reasonableness of Alion’s recorded redeemable common stock liability. The Audit and Finance Committee considers various factors in its review, including in part, the ESOP valuation report and the share price selected by the ESOP Trustee. Management considers the share price selected by the ESOP Trustee along with other factors in estimating Alion’s aggregate liability for outstanding redeemable common stock. A limited number of participants who beneficially acquired shares of Alion common stock on December 20, 2002, can sell such shares distributed from their accounts at the greater of $10.00 or the current estimated fair value share price.

Although the Company and the ESOP retain the right to delay distributions consistent with the terms of the Plan, and to control the circumstances of future distributions, eventual redemption of shares of Alion common stock is deemed to be outside the Company’s control.

(6) Accounts Receivable

Accounts receivable at March 31, 2013 and September 30, 2012 consisted of the following:

	March 31,	September 30,
	2013	2012
	(In thousands)
Billed receivables and amounts billable as of the balance sheet date	$124,562	$94,028
Unbilled receivables:
Amounts billable after the balance sheet date	43,605	48,730
Revenues recorded in excess of milestone billings on fixed price contracts	2,917	2,666
Revenues recorded in excess of estimated contract value or funding	19,050	18,998
Retainages and other amounts billable upon contract completion	15,736	15,016
Allowance for doubtful accounts	(4,131)	(4,145)

Total Accounts Receivable	$201,739	$175,293

Billed accounts receivable include invoices issued to customers for services performed as of the balance sheet date. Unbilled accounts receivable represent revenue recognized as of the balance sheet date for which Alion has yet to issue invoices to customers. Amounts that are currently billable are expected to be invoiced to customers within the next twelve months. Fixed-price contract revenue in excess of milestone billings is not yet contractually billable. Revenue in excess of contract value or funding is billable when Alion receives contract amendments or modifications. Approximately $167.4 million (82%) and $138.9 million (77%) of contract receivables at March 31, 2013 and September 30, 2012 were from federal government prime contracts.

Alion recognized $81.3 million in revenue in excess of billings on uncompleted contracts as of March 31, 2013, including approximately $19.1 million for customer-requested work for which the Company had not received contracts or contract modifications. At September 30, 2012, Alion had recognized $85.4 million in revenue in excess of billings on uncompleted contracts including approximately $19.0 million for customer-requested work for which the Company had not received contracts or contract modifications.

Retainages and other unbilled amounts are billable upon contract completion or completion of DCAA audits. In keeping with industry practice, Alion classifies all contract-related accounts receivable as current assets based on contractual operating cycles which frequently exceed one year. Except for $15.7 million at March 31, 2013, the Company expects to invoice and collect unbilled receivables within the next twelve months.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(7) Property, Plant and Equipment

	March 31,	September 30,
	2013	2012
	(In thousands)
Leasehold improvements	$12,891	$12,168
Equipment and software	35,070	35,562

Total cost	47,961	47,730
Less: accumulated depreciation and amortization	(37,770)	(37,125)

Net Property, Plant and Equipment	$10,191	$10,605

Depreciation for fixed assets and leasehold amortization expense was approximately $809 thousand and $987 thousand for the quarters ended March 31, 2013 and 2012 and for the six months ended March 31, 2013 and 2012, it was $1.6 million and $1.9 million.

(8) Goodwill

The Company accounts for goodwill and other intangible assets according to ASC – 350 Intangibles – Goodwill and Other (ASC 350) which requires that Alion review goodwill at least annually for impairment or more frequently if events or circumstances indicate goodwill might be impaired. The Company performs this review at the end of each fiscal year. As of September 30, 2012, Alion had approximately $398.9 million in goodwill. There were no changes to the goodwill carrying amount for the years ended September 30, 2012 and 2011, nor were there any significant events this quarter that indicated a potential impairment to goodwill as of March 31, 2013.

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2012, the estimated fair value of each reporting unit exceeded its carrying value. Consistent with prior years’ disclosures, the decline in discounted cash flows for 2012 compared to 2011 did not result in a goodwill impairment. The results of Alion’s step one impairment testing make it unlikely that a reasonably probable change in assumptions would have triggered an impairment. A hypothetical 10% decrease in fair value would not have resulted in impairment to goodwill for either reporting unit or triggered the need to perform additional step two analyses for either reporting unit.

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

	Goodwill	Carrying Value	Estimated Fair Value	Excess of Estimated Fair Value over Carrying Value
Sector	at September 30, 2012 (In millions, except percentages)
TEOSS	$201.9	$197.7	$258.4	$60.7	31%
EISS	197.0	193.2	227.6	34.4	18%

Total	$398.9	$390.9	$486.0	$95.1	24%

(9) Intangible Assets

Intangible assets consist primarily of contracts acquired through the Anteon and JJMA transactions. The table below shows intangible assets as of March 31, 2013 and September 30, 2012.

	March 31, 2013			September 30, 2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Purchased contracts	$111,635	$(109,333)	$2,302	$111,635	$(106,935)	$4,700
Internal use software and engineering designs	3,182	(2,811)	371	3,182	(2,640)	542

Total	$114,817	$(112,144)	$2,673	$114,817	$(109,575)	$5,242

The weighted-average remaining amortization period of intangible assets was approximately 21 months at March 31, 2013 and 20 months at September 30, 2012. Amortization expense was approximately $1.1 million and $1.7 million for the quarters ended March 31, 2013 and 2012 and approximately $2.6 million and $3.4 million for the six months ended March 31, 2013 and 2012. Estimated aggregate amortization expense for the next five years and thereafter is as follows.

(In thousands)
2013 (for the remainder of the fiscal year)	$633
2014	1,079
2015	736
2016	141
2017	51
2018	33
Thereafter	—

$2,673

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(10) Long-Term Debt

Alion’s current debt structure includes a $35 million revolving credit facility, $326.5 million in Secured Notes ($310 million in initial face value plus $16.5 million in paid in kind (PIK) interest notes issued) and $245 million of Unsecured Notes. The Company is in compliance with each of the affirmative, negative and financial covenants in its existing debt agreements as of March 31, 2013.

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

The Company can use its credit facility for working capital, permitted acquisitions and general corporate purposes. This includes up to $35.0 million in letters of credit and up to $5.0 million in short-term swing line loans. As of March 31, 2013, the Company had $4.0 million in outstanding letters of credit and no balance actually drawn.

Security. The Credit Agreement is secured by a first priority security interest in all current and future tangible and intangible property of Alion and its guarantor subsidiaries, IPS, CATI, METI, JJMA, BMH, WCI, WCGS, MA&D and Alion International Corporation. In March 2010, Alion and the subsidiary guarantors entered into an Intercreditor Agreement with Wilmington Trust Company and Credit Suisse AG, Cayman Islands Branch to grant Credit Agreement lenders a super priority right of payment with respect to the underlying collateral compared to Secured Note holders’ rights.

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

Other Fees and Expenses. Each quarter, Alion pays a commitment fee of 175 basis points per year on the prior quarter’s daily unused Credit Agreement balance. The Company paid approximately $131 thousand and $139 thousand in commitment fees for the quarters ended March 31, 2013 and 2012. The Company paid approximately $273 thousand and $291 thousand in fees for the six months ended March 31, 2013 and 2012.

Alion pays letter-of-credit issuance and administrative fees, and up to a 25 basis point fronting fee and interest in arrears each quarter on all outstanding letters of credit. The interest rate is based on the Eurodollar loan rate which was 6.0% as of March 31, 2013. The Company also pays an annual agent’s fee.

Covenants. The Credit Agreement requires Alion to achieve minimum trailing twelve month Consolidated EBITDA levels which increase over the remaining life of the agreement. The required minimum is $63.0 million through September 30, 2013 and $65.5 million through August 22, 2014.

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

To the extent included in net income or loss, the following items, without duplication, are deducted in determining Consolidated EBITDA:

•	all cash payments on account of reserves, restructuring charges or other cash and non-cash charges added to net income pursuant to the list above in a previous period;

•	any extraordinary gains; and

•	all non-cash items of income.

The Credit Agreement restricts us from doing any of the following without the prior consent of syndicate lenders that have extended more than 50 percent of the aggregate amount of all Credit Agreement loans then outstanding:

•	incur additional debt other than permitted additional debt;

•	grant certain liens and security interests;

•	enter into sale and leaseback transactions;

•	make certain loans and investments including acquisitions of businesses, other than permitted acquisitions;

•	consolidate, merge or sell all or substantially all our assets;

•	pay dividends or distributions other than distributions required by the ESOP Plan or by certain legal requirements;

•	make certain payments for subordinated indebtedness;

•	enter into certain transactions with our shareholders and affiliates;

•	enter into agreements which restrict our ability to incur liens or which restrict the ability of our subsidiaries to pay dividends;

•	change lines of business;

•	repay subordinated debt before it is due;

•	redeem or repurchase certain equity;

•	enter into certain transactions not permitted under ERISA;

•	change the terms of our other indebtedness or our KSOP in a way materially disadvantageous to us;

•	make more than $8 million in capital expenditures in any fiscal year;

•	pay certain earn-outs in connection with permitted acquisitions; or

•	change our fiscal year.

The Credit Agreement contains customary events of default including, without limitation:

•	breach of representations and warranties;

•	payment default;

•	uncured covenant breaches;

•	default under certain other debt exceeding an agreed amount;

•	bankruptcy and certain insolvency events;

•	incurrence of a civil or criminal liability in excess of $5 million of Alion or any subsidiary arising from a government investigation;

•	unstayed judgments in excess of an agreed amount;

•	failure of any Credit Agreement guarantee to be in effect;

•	failure of the security interests to be valid, perfected, first priority security interests in the collateral;

•	notice of debarment, suspension or termination under a material government contract;

•	actual termination of a material contract due to alleged fraud, willful misconduct, negligence, default or any other wrongdoing;

•	certain uncured defaults under our material contracts;

•	certain ERISA violations;

•	imposition on the ESOP Trust of certain taxes in excess of an agreed amount;

•	final determination the ESOP is not a qualified plan;

•	so long as any Secured Notes remain outstanding, the Intercreditor Agreement shall fail to be effective;

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•	a borrowing which would cause us to exceed a certain cash balance limit;

•

failure to provide within 90 days of fiscal year-end, consolidated, comparative financial statements audited by an independent public accountant of recognized national standing with an opinion of such accountant that shall not include a “going concern” explanatory note or similar limitation, and

•	a change of control (as defined below).

Under the Credit Agreement, a change of control generally occurs when, before Alion lists its common stock to trade on a national securities exchange and obtains at least $35 million in net proceeds from an underwritten public offering, the ESOP Trust fails to own at least 51 percent of Alion’s outstanding equity interests, or, after such a qualified public offering, any person or group other than the ESOP Trust owns more than 37.5 percent of Alion’s outstanding equity interests. A change of control may also occur if a majority of the seats (other than vacant seats) on Alion’s Board of Directors shall at any time be occupied by persons who were neither nominated by the board nor were appointed by directors so nominated. A change of control may also occur if a change of control occurs under any of Alion’s material debt including the Secured and Unsecured Note Indentures.

Alion depends heavily on federal government contracts. Delays in the federal budget process; reduced federal spending, whether from budget cuts or sequestration; and fiscal and political uncertainties could adversely affect Alion’s revenue for the balance of the current fiscal year and beyond. Despite uncertainties in the government contracting professional services marketplace, particularly the effects of sequestration and/or Department of Defense programmatic and budgetary cuts, management believes Alion will be able to generate sufficient revenue and EBITDA in the coming twelve months and the Company will be able to comply with financial and non-financial covenants in the Credit Agreement.

If Alion were unable to meet a Credit Agreement covenant because of a revenue shortfall or for any other reason, the Company could seek a covenant waiver or seek to negotiate a Credit Agreement amendment. Management can provide no assurance that Alion would be able to obtain a requested covenant waiver or amend the Credit Agreement on favorable terms, if at all.

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

Covenants. As of March 31, 2013, Alion was in compliance with the covenants set forth in the Indenture governing its 12% Secured Notes (Secured Note Indenture). The Secured Note Indenture does not contain any financial covenants.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A Secured Note Indenture covenant restricts our ability to incur additional debt. Defined terms in the Secured Note Indenture include: Net Available Cash, Total Assets, Restricted Subsidiaries, Indebtedness, Adjusted EBITDA and Consolidated Interest Expense. Alion and its Restricted Subsidiaries may not issue, incur, assume, guarantee, or otherwise become liable for any debt unless our Adjusted EBITDA to Consolidated Interest Expense ratio is greater than 2.0 to 1.0. Adjusted EBITDA under the Secured Note Indenture differs from Consolidated EBITDA as defined in our Credit Agreement. Adjusted EBITDA is less than Consolidated EBITDA because it does not include employee investments in Alion common stock. Our Adjusted EBITDA to Consolidated Interest Expense ratio was 0.97 to 1.0 as of March 31, 2013 ($73.5 million in Adjusted EBITDA to $75.4 million in Consolidated Interest Expense). Our ratio was 0.93 to 1.0 as of September 30, 2012 ($69.3 million in Adjusted EBITDA to $74.9 million in Consolidated Interest Expense). Even if Adjusted EBITDA is not at least two times Consolidated Interest Expense, we may incur other permitted debt including:

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

The Secured Note Indenture has a covenant that restricts our ability to declare and pay any cash dividend or other distribution related to any equity interest in Alion, repurchase or redeem any equity interest of Alion, repurchase or redeem the Unsecured Notes or other subordinated debt, or make certain investments. However, within certain limits, we may make such payments in limited amounts if Adjusted EBITDA is at least two times Consolidated Interest Expense. Even if Adjusted EBITDA to Consolidated Interest Expense is not greater than 2.0 to 1.0, we may make or pay:

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

Optional Redemption. From April 1, 2013 through September 30, 2013, the Company may redeem all or a portion of the Secured Notes at 105% of principal, plus accrued and unpaid interest to the redemption date. From October 1, 2013 through March 31, 2014 the redemption price is 103% of principal, plus accrued and unpaid interest to the redemption date. After March 31, 2014, the Company is not required to pay a redemption premium.

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

Covenants. There are no financial covenants in the Unsecured Note Indenture. As of March 31, 2013, we were in compliance with the Unsecured Note Indenture non-financial covenants.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A covenant in the Unsecured Note Indenture restricts our ability to incur additional debt. Defined terms in the Unsecured Note Indenture include: Net Available Cash, Total Assets, Restricted Subsidiaries, Indebtedness, Adjusted EBITDA and Consolidated Interest Expense. Alion and its Restricted Subsidiaries may not issue, incur, assume, guarantee, or otherwise become liable for any indebtedness unless our Adjusted EBITDA to Consolidated Interest Expense ratio is greater than 2.0 to 1.0. Adjusted EBITDA under the Unsecured Note Indenture differs from Consolidated EBITDA as defined in our Credit Agreement. Adjusted EBITDA is less than Consolidated EBITDA because it does not include employee investments in Alion common stock. Our Adjusted EBITDA to Consolidated Interest Expense ratio was 0.97 to 1.0 as of March 31, 2013 ($73.5 million in Adjusted EBITDA to $75.4 million in Consolidated Interest Expense). Our ratio was 0.93 to 1.0 as of September 30, 2012 ($69.3 million in Adjusted EBITDA to $74.9 million in Consolidated Interest Expense). Even if Adjusted EBITDA is not at least two times Consolidated Interest Expense, we may incur other permitted debt including:

•	debt pursuant to our now terminated Term B Credit Facility and certain other contracts up to $360 million less principal repayments made under that indebtedness;

•	permitted inter-company debt;

•	the Unsecured Notes and any public notes exchanged for those notes;

•	debt pre-dating the Unsecured Notes;

•	permitted debt of acquired subsidiaries;

•	permitted refinancing debt;

•	hedging agreement debt;

•	performance, bid, appeal and surety bonds and completion guarantees;

•	ordinary course insufficient funds coverage;

•	permitted refinancing debt guarantees;

•	working capital debt of non-U.S. subsidiaries;

•	debt for capital expenditures, capital and synthetic leases up to $25 million in the aggregate and 2.5% of Alion’s Total Assets;

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

Optional Redemption. Beginning February 1, 2013, we may redeem all or a portion of the Unsecured Notes at par plus accrued and unpaid interest to the redemption date.

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

Interest Payable

As of March 31, 2013, and September 30, 2012 interest payable consisted of the following amounts.

	March 31	September 30,
	2013	2012
	(In thousands)
Unsecured Notes	$4,190	$4,188
Secured Notes	13,605	13,470

Total	$17,795	$17,658

As of March 31, 2013, Alion must make the following principal repayments (at face amount before debt discount) for its outstanding debt.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Year:	2013	2014	2015	Total
Secured Notes and PIK Interest(1)	$—	$—	$339,788	$339,788
Unsecured Notes(2)	—	—	245,000	245,000

Total Principal Payments	$—	$—	$584,788	$584,788

1.	The Secured Notes due November 2014 include $310 million of debt issued in March 2010 and an estimated $29.8 million in PIK interest added to principal over the life of the notes. As of March 31, 2013, the $314.4 million carrying value on the face of the balance sheet included $310 million in principal, $16.5 million in PIK notes issued; $2.7 million in accrued PIK interest and is net of $14.9 million in aggregate unamortized debt issue costs. Initial debt issue costs consist of $7.7 million in original issue discount, $13.5 million in third-party costs and $20.8 million for the Secured Note warrants’ initial fair value.
2.	The Unsecured Notes due February 2015 include $245 million in principal and $1.6 million in unamortized debt issue costs as of March 31, 2013 (initially $7.1 million).

(11) Fair Value Measurement

Alion applies ASC 820 – Fair Value Measurements and Disclosures in determining the fair value to be disclosed for financial and nonfinancial assets and liabilities. The Company has no assets or liabilities, other than its redeemable common stock, which it is required to report at fair value. Valuation techniques utilized in the fair value measurement of assets and liabilities for each period presented were unchanged from prior practice.

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

Level 1 primarily consists of financial instruments, such as overnight bank re-purchase agreements or money market mutual funds whose value is based on quoted market prices published by financial institutions, exchange funds, exchange-traded instruments and listed equities.

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2013		September 30, 2012
	(In thousands)
	Secured Notes	Unsecured Notes	Secured Notes	Unsecured Notes
Face value of original notes outstanding	$310,000	$245,000	$310,000	$245,000
PIK interest notes issued	16,522	—	13,293	—

Face value of outstanding notes	$326,522	$245,000	$323,293	$245,000
PIK interest notes to be issued	2,721	—	2,692	—

Face value of notes outstanding and notes to be issued	$329,243	$245,000	$325,985	$245,000
Less: unamortized debt issue costs	(14,881)	(1,647)	(19,483)	(2,077)

Carrying value	$314,362	$243,353	$306,502	$242,923

Fair value of outstanding notes	$334,437	$142,421	$303,598	$141,605

(12) Secured Note Common Stock Warrants

On March 22, 2010, Alion issued 310,000 Units consisting of $1,000 of Secured Note face value and a warrant to purchase 1.9439 shares of Alion common stock. The Secured Note warrants entitle holders to purchase a total of 602,614 shares of Alion common stock. Each Secured Note warrant has an exercise price of a penny per share; the Secured Note warrants are not redeemable for cash.

The Company registered the Secured Notes, but is not required to register the warrants. The Units separated into Secured Notes and warrants on June 22, 2010. Each warrant became exercisable on March 22, 2011 and expires on March 15, 2017.

The Secured Note warrants had an initial fair value of approximately $20.8 million based on Alion’s former share price of $34.50. Alion recognized the value of the warrants as part of the debt issue costs for the Secured Notes and recorded a corresponding credit to equity. The Company accounts for the Secured Note warrants as equity and reassesses this classification each reporting period. The Company identified no required changes in accounting treatment as of March 31, 2013.

(13) Leases

Future minimum lease payments under non-cancelable operating leases for buildings, equipment and automobiles at March 31, 2013 are set out below. Alion has subleased some excess capacity to subtenants under non-cancelable operating leases.

Lease Payments for Fiscal Years Ending	(In thousands)
2013 (for the remainder of fiscal year)	$13,175
2014	25,713
2015	25,148
2016	21,004
2017	17,578
2018	14,706
And thereafter	19,053

Gross lease payments	$136,377
Less: non-cancelable subtenant receipts	(1,980)

Net lease payments	$134,397

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Composition of Total Rent Expense

	Six Months Ended
	March 31,
	2013	2012
	(In thousands)
Minimum rentals	$10,849	$10,320
Less: Sublease rental income	(284)	(85)

Total rent expense, net	$10,565	$10,235

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

Based on the value of common stock contributed and to be contributed to the Plan, Alion recognized $3.8 million and $7.2 million in Plan expense for the three and six months ended March 31, 2013 and $3.8 million and $7.1 million in Plan expense for the three and six months ended March 31, 2012.

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

Alion recognizes long term incentive compensation expense based on outstanding grants’ stated values, estimated probability of achieving stated goals and estimated probable future grant values. The Company recognized $742 thousand and $1.5 million in incentive compensation expense for the three and six months ended March 31, 2013. The Company recognized $446 thousand and $892 thousand in incentive compensation expense for the three and six months ended March 31, 2012.

(16) Stock Based Compensation

Alion’s Stock Appreciation Rights (SAR) Plan adopted in 2004 expires in 2014. The chief executive officer may award SARs as he deems appropriate. Awards vest ratably over four years with payment following the grant date fifth anniversary. Grants with no intrinsic value expire on their year-five payment date. The SAR Plan permits accelerated vesting in the event of death, disability or a change in control of the Company. Approximately 785 thousand SARs were outstanding at March 31, 2013, at a weighted average grant date fair value of $25.06 per share. No outstanding grant has any intrinsic value.

In the second quarter of 2013, Alion recognized $48 thousand in stock based compensation expense. For the six months ended March 31, 2013, the Company recognized $58 thousand in stock based compensation expense. In the second quarter of 2012, Alion recognized a $93 thousand credit to stock based compensation expense. For the six months ended March 31, 2012, the Company recognized a $66 thousand credit to stock based compensation expense.

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

The Company’s effective tax rate for the six months ended March 31, 2013 was –20.9% and –17.8% for the six months ended March 31, 2012. As of March 31, 2013 and September 30, 2012 the net deferred tax liability was:

	March 31, 2013	September 30, 2012
	(In thousands)
Current deferred tax asset	$8,647	$11,207
Noncurrent deferred tax asset	79,858	67,207
Valuation allowance	(88,505)	(78,414)
Noncurrent deferred tax liability	(54,643)	(51,156)

Net deferred tax liability	$(54,643)	$(51,156)

Tax Uncertainties

Based on the latest available information, Alion periodically assesses its liabilities and contingencies for all periods open to examination by tax authorities. Where management believes there is more than a 50 percent chance the Company’s tax position will not be sustained, Alion records its best estimate of the resulting tax liability, including interest. Interest or penalties related to income taxes are reported separately from income tax expense. The Company has analyzed its tax positions and has not recorded any liabilities for tax uncertainties.

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

(18) Segment Information

Alion operates as a single segment, providing advanced engineering, information technology and operational solutions to strengthen national security and drive business results under contracts with the U.S. government, state and local governments, and commercial customers.

U.S. government customers typically exercise independent contracting authority. U.S. government agencies, department offices or divisions may use Alion’s services as a separate customer directly, or through a prime contractor, if they have independent decision-making and contracting authority within their organization. U.S. government prime contracts accounted for approximately 87% and 83% of total contract revenue for the six months ended March 31, 2013, and 2012.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(19) Commitments and Contingencies

Legal Proceedings

We are involved in routine legal proceedings occurring in the ordinary course of business that we believe are not material to our financial condition, operating results, or cash flows. As a government contractor, from time to time we may be subject to DCAA audits and federal government inquiries. The federal government may suspend or debar for a period of time any federal contractor it finds has violated the False Claims Act, and any contractor indicted or convicted of violations of other federal laws. The federal government could also impose fines or penalties.

Alion depends on federal government contracts; suspension or debarment could have a material, adverse effect on our business, financial condition, operating results, cash flows and our ability to meet our financial obligations. We are not aware of any such pending federal government claims or investigations.

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

The following information presents condensed consolidating balance sheets as of March 31, 2013 and September 30, 2012; condensed consolidating statements of operations and comprehensive loss for the three and six month periods ended March 31, 2013 and 2012; and condensed consolidating statements of cash flows for the six months ended March 31, 2013 and 2012 of Alion, its guarantor subsidiaries and its non-guarantor subsidiaries. Investments include Alion’s investments in its subsidiaries presented using the equity method of accounting.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet as of March 31, 2013 (unaudited)

	Parent	Guarantor Companies	Non-Guarantor Companies	Eliminations	Consolidated
	(In thousands)
Current assets:
Cash and cash equivalents	$14,937	$(33)	$—	$—	$14,904
Accounts receivable, net	198,915	2,667	157	—	201,739
Receivable due from ESOP Trust	1,037	—	—	—	1,037
Prepaid expenses and other current assets	5,819	55	(4)	—	5,870

Total current assets	220,708	2,689	153	—	223,550
Property, plant and equipment, net	9,695	488	8	—	10,191
Intangible assets, net	2,673	—	—	—	2,673
Goodwill	398,921	—	—	—	398,921
Investment in subsidiaries	28,412	—	—	(28,412)	—
Intercompany receivables	1,580	28,042	—	(29,622)	—
Other assets	10,694	—	4	—	10,698

Total assets	$672,683	$31,219	$165	$(58,034)	$646,033

Current liabilities:
Interest payable	$17,795	$—	$—	$—	$17,795
Trade accounts payable	73,115	54	—	—	73,169
Accrued liabilities	45,453	132	8	—	45,593
Accrued payroll and related liabilities	31,584	596	46	—	32,226
Billings in excess of revenue earned	2,839	5	73	—	2,917

Total current liabilities	170,786	787	127	—	171,700
Intercompany payables	28,041	14	1,567	(29,622)	—
Secured notes	314,362	—	—	—	314,362
Unsecured notes	243,353	—	—	—	243,353
Accrued compensation and benefits, excluding current portion	6,027	—	—	—	6,027
Non-current portion of lease obligations	12,432	477	—	—	12,909
Deferred income taxes	54,643	—	—	—	54,643
Commitments and contingencies
Redeemable common stock	113,691	—	—	—	113,691
Common stock warrants	20,785	—	—	—	20,785
Common stock of subsidiaries	—	4,084	—	(4,084)	—
Accumulated other comprehensive loss	(149)	—	—	—	(149)
Accumulated deficit	(291,288)	25,857	(1,529)	(24,328)	(291,288)

Total liabilities, redeemable common stock and accumulated deficit	$672,683	$31,219	$165	$(58,034)	$646,033

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet as of September 30, 2012 (unaudited)

	Parent	Guarantor	Non-Guarantor Companies	Eliminations	Consolidated
	(In thousands)
Current assets:
Cash and cash equivalents	$27,271	$(44)	$—	$—	$27,227
Accounts receivable, net	172,365	2,783	145	—	175,293
Receivable due from ESOP Trust	1,129	—	—	—	1,129
Prepaid expenses and other current assets	5,378	70	—	—	5,448

Total current assets	206,143	2,809	145	—	209,097
Property, plant and equipment, net	10,064	529	12	—	10,605
Intangible assets, net	5,242	—	—	—	5,242
Goodwill	398,921	—	—	—	398,921
Investment in subsidiaries	27,994	—	—	(27,994)	—
Intercompany receivables	1,438	27,475	—	(28,913)	—
Other assets	11,427	—	4	—	11,431

Total assets	$661,229	$30,813	$161	$(56,907)	$635,296

Current liabilities:
Interest payable	$17,658	$—	$—	$—	$17,658
Trade accounts payable	44,582	201	10	—	44,793
Accrued liabilities	52,265	190	5	—	52,460
Accrued payroll and related liabilities	39,305	589	32	—	39,926
Billings in excess of costs revenue earned	2,656	6	4	—	2,666

Total current liabilities	156,466	986	51	—	157,503
Intercompany payables	27,476	—	1,437	(28,913)	—
Secured Notes	306,502	—	—	—	306,502
Unsecured Notes	242,923	—	—	—	242,923
Accrued compensation and benefits, excluding current portion	5,905	—	—	—	5,905
Non-current portion of lease obligations	11,858	506	—	—	12,364
Deferred income taxes	51,156	—	—	—	51,156
Redeemable common stock	110,740	—	—	—	110,740
Common stock of subsidiaries	—	4,084	—	(4,084)	—
Commitments and contingencies
Common stock warrants	20,785	—	—	—	20,785
Accumulated other comprehensive loss	(149)	—	—	—	(149)
Accumulated surplus (deficit)	(272,433)	25,237	(1,327)	(23,910)	(272,433)

Total liabilities, redeemable common stock and accumulated deficit	$661,229	$30,813	$161	$(56,907)	$635,296

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations and Comprehensive Loss for the Three Months Ended March 31, 2013

(unaudited)

	Parent	Guarantor Companies	Non-Guarantor Companies	Eliminations	Consolidated
	(In thousands)
Contract revenue	$218,785	2,337	159	—	$221,281
Direct contract expense	173,423	1,428	111	—	174,962

Gross profit	45,362	909	48	—	46,319

Operating expenses	21,048	558	56		21,662
General and administrative	13,179	2	23	—	13,204

Operating income (loss)	11,135	349	(31)	—	11,453
Other income (expense):
Interest income	17	—	—	—	17
Interest expense	(18,913)	—	—	—	(18,913)
Other	55		—	—	55
Equity in net income (loss) of subsidiaries	318		—	(318)	—

Total other expense	(18,523)	—	—	(318)	(18,841)

(Loss) income before taxes	(7,388)	349	(31)	(318)	(7,388)
Income tax expense	(1,743)	—	—	—	(1,743)

Net loss	$(9,131)	$349	$(31)	$(318)	$(9,131)

Other comprehensive income:
Postretirement actuarial gains	—	—	—	—	—

Comprehensive income (loss)	$(9,131)	$349	$(31)	$(318)	$(9,131)

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations and Comprehensive Loss for the Three Months Ended March 31, 2012

(unaudited)

	Parent	Guarantor Companies	Non-Guarantor Companies	Eliminations	Consolidated
	(In thousands)
Contract revenue	$193,069	$3,942	$101	$—	$197,112
Direct contract expense	148,323	2,049	59	—	150,431

Gross profit	44,746	1,893	42	—	46,681

Operating expenses	22,523	737	48	—	23,308
General and administrative	13,089	86	34	—	13,209

Operating income (loss)	9,134	1,070	(40)	—	10,164
Other income (expense):
Interest income	34	—	—	—	34
Interest expense	(18,696)	—	—	—	(18,696)
Other	(4)	—	—	—	(4)
Equity in net income of subsidiaries	1,030	—	—	(1,030)	—

Total other expense	(17,636)	—	—	(1,030)	(18,666)

(Loss) income before taxes	(8,502)	1,070	(40)	(1,030)	(8,502)
Income tax expense	(1,743)	—	—	—	(1,743)

Net income (loss)	$(10,245)	$1,070	$(40)	$(1,030)	$(10,245)

Other comprehensive income:
Postretirement actuarial gains	—	—	—	—	—

Comprehensive income (loss)	$(10,245)	$1,070	$(40)	$(1,030)	$(10,245)

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations and Comprehensive Loss for the Six Months Ended March 31, 2013

(unaudited)

	Parent	Guarantor Companies	Non-Guarantor Companies	Eliminations	Consolidated
	(In thousands)
Contract revenue	$420,842	$4,555	$213	$—	$425,610
Direct contract expense	332,585	2,765	247	—	335,597

Gross profit	88,257	1,790	(34)	—	90,013

Operating expenses	42,669	1,118	125	—	43,912
General and administrative	24,913	51	44	—	25,008

Operating income (loss)	20,675	621	(203)	—	21,093
Other income (expense):
Interest income	34	—	—	—	34
Interest expense	(37,832)	—	—	—	(37,832)
Other	40	—	—	—	40
Equity in net income of subsidiaries	418	—	—	(418)	—

Total other expense	(37,340)	—	—	(418)	(37,758)

(Loss) income before taxes	(16,665)	621	(203)	(418)	(16,665)
Income tax expense	(3,487)	—	—	—	(3,487)

Net income (loss)	$(20,152)	$621	$(203)	$(418)	$(20,152)

Other comprehensive income:	—
Postretirement actuarial gains	—	—	—	—	—

Comprehensive income (loss)	$(20,152)	$621	$(203)	$(418)	$(20,152)

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations and Comprehensive Loss for the Six Months Ended March 31, 2012

(unaudited)

	Parent	Guarantor Companies	Non-Guarantor Companies	Eliminations	Consolidated
	(In thousands)
Contract revenue	$379,091	7,546	366	—	$387,003
Direct contract expense	292,530	4,028	217	—	296,775

Gross profit	86,561	3,518	149	—	90,228

Operating expenses	45,019	1,366	82		46,467
General and administrative	25,660	141	115	—	25,916

Operating income (loss)	15,882	2,011	(48)	—	17,845
Other income (expense):
Interest income	41	—	—	—	41
Interest expense	(37,337)	—	—	—	(37,337)
Other	(129)	12	—	—	(117)
Equity in net income (loss) of subsidiaries	1,975		—	(1,975)	—

Total other expense	(35,450)	12	—	(1,975)	(37,413)

(Loss) income before taxes	(19,568)	2,023	(48)	(1,975)	(19,568)
Income tax expense	(3,487)	—	—	—	(3,487)

Net income (loss)	$(23,055)	$2,023	$(48)	$(1,975)	$(23,055)

Other comprehensive income
Postretirement actuarial gains	—	—	—	—	—

Comprehensive income (loss)	$(23,055)	$2,023	$(48)	$(1,975)	$(23,055)

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows for the Six Months Ended March 31, 2013 (unaudited)

	Parent	Guarantor Companies	Non-Guarantor Companies	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(8,775)	$10	$—	$(8,765)
Cash flows from investing activities:
Capital expenditures	(701)	—	—	(701)

Net cash used in investing activities	(701)	—	—	(701)
Cash flows from financing activities:
Loan to ESOP Trust	(1,907)	—	—	(1,907)
ESOP Loan Repayment	1,907	—	—	1,907
Redeemable common stock purchased from ESOP Trust	(3,986)	—	—	(3,986)
Redeemable common stock sold to ESOP Trust	1,129	—	—	1,129

Net cash used in financing activities	(2,857)	—	—	(2,857)
Net (decrease) increase in cash and cash equivalents	(12,333)	10	—	(12,323)
Cash and cash equivalents at beginning of period	27,271	(44)	—	27,227

Cash and cash equivalents at end of period	$14,938	$(34)	$—	$14,904

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows for the Six Months Ended March 31, 2012 (unaudited)

	Parent	Guarantor Companies	Non-Guarantor Companies	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(7,768)	$(97)	$(1)	$(7,866)
Cash flows from investing activities:
Capital expenditures	(1,447)	(7)	—	(1,454)

Net cash used in investing activities	(1,447)	(7)	—	(1,454)
Cash flows from financing activities:
Revolver borrowings	13,000	—	—	13,000
Revolver payments	(13,000)	—	—	(13,000)
Loan to ESOP Trust	(477)	—	—	(477)
ESOP loan repayment	477	—	—	477
Redeemable common stock purchased from ESOP Trust	(2,740)	—	—	(2,740)

Net cash provided by financing activities	(2,740)	—	—	(2,740)
Net increase (decrease) in cash and cash equivalents	(11,955)	(104)	(1)	(12,060)
Cash and cash equivalents at beginning of period	20,845	(27)	—	20,818

Cash and cash equivalents at end of period	$8,890	$(131)	$(1)	$8,758

(21) Related Parties

The Company and its Canadian subsidiary each own an interest in a joint venture for which both companies perform services for third party customers. Alion recognized $30 thousand and $152 thousand in revenue for the three and six months ended March 31, 2013 and recognized $236 thousand and $950 thousand in revenue for the three and six months ended March 31, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist the reader’s understanding of Alion’s financial condition, results of operations, liquidity and capital resources. This discussion should be read together with the unaudited, condensed consolidated financial statements and related notes in Item 1. This discussion updates the information contained in our Annual Report on Form 10-K for the year ended September 30, 2012 and contained in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, and presumes that readers have access to, and will have read, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in those report.

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

Factors that could cause actual results to differ materially from anticipated results include, but are not limited to:

•	U.S. government debt ceiling limitations, sequestration, continuing resolutions, or other similar federal government budgetary or funding issues;

•	U.S. government shutdowns;

•	U.S. government decisions to reduce funding for projects we support;

•	Failure to retain our existing government contracts, win new business and win re-compete challenges;

•	Failure of government customers to exercise contract options;

•	Limits on financial and operational flexibility given our substantial debt and debt covenants;

•	Government contract bid protest and termination risks;

•	Competitive factors such as pricing pressures and competition to hire and retain employees;

•	Results of current and future legal proceedings and government agency proceedings which may arise from operations and attendant risks of fines, liabilities, penalties, suspension and debarment;

•	Tax law changes that could affect tax liabilities or Alion’s effective tax rate;

•	ERISA law changes related to the KSOP;

•	Changes in SEC rules, and other corporate governance requirements;

•	Undertaking acquisitions that increase costs or liabilities or are disruptive;

•	Taking on additional debt to fund acquisitions;

•	Failing to adequately integrate acquired businesses;

•	Any future inability to maintain adequate internal control over financial reporting or covenant compliance measurement;

•	Risks from private securities litigation, regulatory proceedings or government enforcement actions relating to prior covenant compliance disclosures;

•	Material changes in laws or regulations affecting our businesses; and

•	Other risk factors discussed in Alion’s annual report on Form 10-K for the year ended September 30, 2012 filed with the SEC on December 17, 2012 and any subsequent reports.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s view only as of May 14, 2013. We undertake no obligation to update any of the forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise. This discussion addresses only continuing operations.

Overview

Alion delivers advanced engineering, IT, and operational solutions to strengthen national security and drive business results. For customers in defense, civilian government, foreign governments and commercial industries worldwide, Alion’s engineered solutions support smarter decision-making and enhanced readiness in rapidly-changing environments.

Our engineering, program management services and scientific expertise support a range of specialized core business areas, from naval architecture to systems engineering to modeling, simulation and training. Alion builds on a 75-year history of delivering highly technical, yet practical and cost-effective solutions to resolve our customers’ fundamental challenges and help them accomplish their missions.

The legislative and executive branches of the federal government remain committed to achieving cost controls and budget reductions from both routine civilian and defense operations and specific programs. The Budget Control Act of 2011 (as amended by the American Taxpayer Relief Act of 2012) established a “baseline” from which certain programs and operations may see significant cutbacks or funding limitations and automatic spending cuts to be implemented over time beginning in March, 2013 known as sequestration. Programmatic and budgetary reductions are expected to decrease government spending and affect defense and civilian government contractor revenues.

Alion is not exempt from federal government funding and budgetary constraints. The Secretary of Defense has directed his organization to implement expense reductions mandated by sequestration. Therefore, Alion’s customers may face constraints on their ability to add funding to existing contracts and to execute new contracts. As with others in the defense contracting sector, there may be the possibility of significant funding reductions on a number of our contracts and programs.

Alion has responded to the budgetary challenge by reducing costs and headcount for indirect and administrative staff, working to reduce facilities costs and striving to position the Company to serve its customers more effectively and efficiently. While we believe our customers will continue to seek our high-end engineering and technical expertise and solutions, we are not unaffected by today’s current market pressures. However, we think the legislative and executive branch focus on controlling and reducing costs will ultimately help us to sell our services and solutions to our government customers so they can improve their operating efficiency and effectiveness. Due to the nature of our high-end engineering and technical services, we believe we are positioned to meet the challenges of a changing professional services market place.

To date, funding for Alion’s contracts has not been materially and adversely affected by Department of Defense budget reductions for specific programs, or by delays or reductions for other programs due to sequestration. Our future financial performance could be materially and adversely affected by sequestration, budget reductions and other market factors which we identified in our Annual Report on Form 10-K for our fiscal year ended 2012 and in Item 1A of the Quarterly Report on Form 10-Q for the quarter ended December 31, 2012. Any one of more of these risks could reduce our future revenue and operating income below current or prior year levels and have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Results of Operations

Quarter Ended March 31, 2013, Compared to Quarter Ended March 21, 2012

Despite a challenging defense market, the Company continues to win new contracts and execute on our existing base of business. Our fiscal 2013 second quarter revenues increased 12.3% over fiscal 2012 second quarter revenue; operating income growth exceeded revenue growth by increasing 12.7%. Revenue increases were attributed to growing our business with new customers including the Special Operations Command and Rapid Equipping Force, as well as expanding our existing base of customers with the U.S. Air Force and U.S. Army. Our operating income gains were a result of Company initiatives to continue to drive efficiencies throughout the business, which resulted in reduced operating expenses, including Overhead and General and Administrative costs. Risks related to sequestration, budget reductions and other market factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 and our Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 could affect or could slow or reverse the revenue and operating income growth we have experienced in the first and second quarters of fiscal 2013 and could have a material adverse effect on our business, financial condition, results of operation and cash flows in future periods.

Revenue

Second quarter revenue in 2013 was $221.3 million, up $24.2 million (12.3%) over 2012 second quarter results. This growth was driven by our high-end, agile engineering, rapid prototyping and technology integration work in the Systems Analysis, Design and Engineering core business area, which increased $31.6 million (67.6%) compared to second quarter last year. Support for new and existing customers drove a $24.7 million overall increase in second quarter Department of Defense revenue and a $4.4 million increase in Army related revenue. Systems Analysis, Design and Engineering work supported customers such as the U.S. Special Forces Command, the Tank Automotive Research Development and Engineering Center, the Night Vision and Electronic Sensors Directorate, Navy Warfare Development Command, Joint Counter Radio-Controlled Improvised Explosive Device Electronic Warfare programs, and the Rapid Equipping Force.

Our work at the Air Force Research Laboratory and for other Air Force customers increased second quarter revenue by $3.2 million from 2012 to 2013. Work on our PMS 377 and Team Submarine increased in the second quarter, but these gains were offset by reduced activity on several ship construction support contracts related to the timing of the build cycles on several programs which lead to declines in our second quarter Navy revenue as well as our Naval Architecture and Marine Engineering revenue. Civilian agency revenue also declined $3.1 million compared to last year while revenue from commercial and international customers increased $2.5 million as we expanded Naval Architecture and Marine Engineering work overseas.

Sources of Revenue

The U.S. government continues to be our principal customer. As in the past, we expect the majority of our revenue will be derived from Department of Defense and other federal agency contracts. Although the Company is investing to expand our international and commercial business, we believe commercial and international revenue will continue to be a low percentage of our total revenue. The table below summarizes our revenue by customer for the second quarter of both fiscal year 2013 and 2012.

	Three Months Ended March 31,
	2013		2012
Revenue by Customer		% of revenue		% of revenue
U.S. Air Force	$52.6	23.8%	$49.4	25.1%
U.S. Army	27.3	12.3%	22.9	11.6%
U.S. Navy	93.6	42.3%	98.2	49.8%
Other Department of Defense customers	29.6	13.4%	7.9	4.1%

Sub-total Department of Defense customers	203.1	91.8%	178.4	90.6%
Other Federal Agencies	10.4	4.7%	13.5	6.8%

Sub-total U.S. Government customers	213.5	96.5%	191.9	97.4%
Commercial and International customers	7.8	3.5%	5.2	2.6%

Total Revenue	$221.3	100.0%	$197.1	100.0%

Certain quarterly revenue by customer for the three months ended March 31, 2012 disclosed above differs from amounts previously disclosed due to customers re-defining individual contracts, task orders and programs. While this re-classification may shift reported revenue from one classification to another, our total revenue for the period remains unchanged.

We provide professional engineering, program management and information technology services and scientific expertise in a range of specialized core business areas. We recently reorganized our business areas to more closely align our services with the demands of the marketplace. Our revised core business areas track internal resource realignments and consolidations we made to foster greater collaboration across Alion. We expect this will improve our efficiency and enhance our ability to provide complete customer solutions. Factors impacting the growth of our Naval Architecture and Marine Engineering and Systems Analysis, Design and Engineering are noted in the preceding Revenue and Sources of Revenue sections. Reductions in the Modeling, Simulation, Training and Analysis are due, in part, to award delays on our Software, Networks, Information, Modeling and Simulation (SNIM) contract, as well as reductions in our customer’s training and travel budgets (related to sequestration) decreased our support activity in several modeling and simulation centers we manage for our customers. The table below summarizes our second quarter fiscal 2013 and 2012 revenue by core business area.

	Three Months Ended March 31,
Core Business Area Revenue	2013		2012
Naval Architecture and Marine Engineering	$87.2	39.4%	$89.4	45.4%
Systems Analysis, Design and Engineering	78.3	35.4%	46.7	23.7%
Modeling, Simulation, Training and Analysis	55.8	25.2%	61.0	30.9%

Total Revenue	$221.3	100.0%	$197.1	100.0%

Certain quarterly revenue by core business area for the three months ended March 31, 2012 disclosed above differs from amounts previously disclosed due to customers re-defining individual contracts, task orders and programs. While this re-classification may shift reported revenue from one classification to another, our total revenue for the period remains unchanged.

Cost-reimbursement revenue increased $25.1 million (15.4%) and provided 85.0% of 2013 second quarter revenue as our customers, including the Navy and Information Analysis Center (IAC), continue to utilize this method of contracting with Alion. Fixed price contract revenue was up $6.6 million to 9.1% of second quarter revenue. Time and material contract revenue fell $7.5 million to less than 6% of second quarter revenue. The table below summarizes our second quarter fiscal 2013 and 2012 revenue by contract billing type.

	Three Months Ended March 31,
Revenue by Contract Billing Type	2013		2012
Cost reimbursable contracts	$188.2	85.0%	$163.1	82.7%
Fixed price contracts	20.2	9.1%	13.6	6.9%
Time and material contracts	12.9	5.9%	20.4	10.4%

Total Revenue	$221.3	100.0%	$197.1	100.0%

Certain quarterly revenue by contract billing type for the three months ended March 31, 2012 disclosed above differs from amounts previously disclosed due to customers re-defining individual contracts, task orders and programs. While this re-classification may shift reported revenue from one classification to another, our total revenue for the period remains unchanged.

Second quarter prime contract revenue was up $28.6 million, a 16.9% increase compared to last year. Revenue from our work as a subcontractor was down $4.4 million this quarter as we continue to increase our position as a prime contractor on larger, more complex programs. As a prime contractor, we deliver services to customers by deploying our own staff and managing the efforts of other contractors. We also procure additional materials to support our customers who utilize our agile engineering and rapid prototyping support services. Costs for companies that work for us as subcontractors on our prime contracts and costs for materials often generate lower contract fee percentages, which in turn, places downward pressure on our gross margins. The table below summarizes our second quarter fiscal 2013 and 2012 prime and subcontract revenue.

	Three Months Ended March 31,
Prime and Subcontract Revenue	2013		2012
Prime contracts	$197.2	89.1%	$168.6	85.5%
Subcontracts from other companies	24.1	10.9%	28.5	14.5%

Total Revenue	$221.3	100.0%	$197.1	100.0%

Certain quarterly revenue for prime and subcontracts for the three months ended March 31, 2012 disclosed above differs from amounts previously disclosed due to customers re-defining individual contracts, task orders and programs. While this re-classification may shift reported revenue from one classification to another, our total revenue for the period remains unchanged.

The trend by our customers to execute work through IDIQ contract vehicles continued in the second quarter. Second quarter revenue from IDIQ contract vehicles increased by 24.3% as our customers utilized our contract vehicles such as our Weapons System Information Analysis Center and Seaport-E contracts, as well as other IDIQ contract vehicles. The table below summarizes our second quarter fiscal 2013 and 2012 revenue by contract vehicle type.

	Three Months Ended March 31,
Contract Vehicles	2013		2012
IDIQ Contracts	$143.9	65.0%	$115.7	58.7%
Individual contracts and delivery orders	77.4	35.0%	81.4	41.3%

Total Revenue	$221.3	100.0%	$197.1	100.0%

Certain quarterly revenue for IDIQ contracts for the six months ended March 31, 2012 disclosed above differs from amounts previously disclosed due to customers re-defining individual contracts, task orders and programs. While this re-classification may shift reported revenue from one classification to another, our total revenue for the period remains unchanged.

Selected Financial Information

The table below summarizes our second quarter fiscal 2013 and 2012 revenues and income from operations. As second quarter revenues increased by $24.2 million, total operating expenses declined $1.6 million as the company continued to reduce the cost structure of the business and become more profitable.

	Three Months Ended March 31,
	2013		2012
	(Dollars in thousands)
		% of		% of
		revenue		revenue
Selected Financial Information
Total contract revenue	$221,281		$197,112
Total direct contract expense	174,962	79.1%	150,431	76.3%
Direct labor costs	63,345	28.6%	66,148	33.6%
Materials and subcontracts	106,980	48.3%	80,655	40.9%
Other direct costs	4,637	2.1%	3,628	1.8%
Gross profit	46,319	20.9%	46,681	23.7%
Total operating expense	34,866	15.8%	36,517	18.5%
Major components of operating expense:
Overhead and G&A expenses	24,955	11.3%	25,736	13.1%
Rental and occupancy expense	7,790	3.5%	7,905	4.0%
Depreciation and amortization	2,121	1.0%	2,876	1.5%
Operating income	$11,453	5.2%	$10,164	5.2%

Direct Contract Expense and Gross Profit

Second quarter 2013 direct contract expenses were $24.5 million higher, up 16.3% to $175.0 million compared to last year’s direct costs of $150.4 million. This increase is consistent with higher quarterly revenue. Direct labor costs declined $2.8 million to $63.3 million (28.6% of revenue) as compared to last year. This decline was attributed to the reduced activity on several U.S. Navy ship construction support contracts related to the timing of the build cycles on several programs. Expansion of our agile engineering, rapid prototyping and high-end engineering businesses drove the increase in our purchased materials and subcontractor costs, which increased $26.3 million (32.6%). Our other direct contract costs were up $1.0 million.

Our second quarter 2013 gross profit was $46.3 million, down approximately $362 thousand as compared to 2012. Our gross profit margins declined to 20.9% of revenue as compared to the 23.7% of revenue we posted last year. Expanded use of subcontractors by Alion on our larger, more complex prime contracts and higher levels of purchased materials used in our agile engineering and rapid prototyping work contributed to the reduced gross margins.

Operating and General and Administrative Expenses

Second quarter 2013 operating expenses were down $1.6 million (4.5%) compared to the same period last year. Overhead and general administrative expenses declined approximately $800 thousand reflecting the effects of staffing reductions and ongoing expense reduction initiatives. Depreciation and amortization charges declined more than $700 thousand compared to last year as amortization charges for contracts we obtained when we acquired JJMA in 2005 continue to tail off over time. Operating expenses have been trending downward since last year.

Operating Income

Second quarter 2013 operating income was $11.5 million, almost $1.3 million higher than last year’s $10.2 million in second quarter operating income due to the increase in revenue volume and the reduction of operating expenses previously noted. This year’s lower second quarter operating expenses allowed us to maintain operating income at 5.2% of revenue for the quarter despite having a lower gross margin.

Other Expense

Second quarter 2013 aggregate interest income, interest expense and other expense was approximately $175 thousand greater than last year’s net second quarter expense. Alion’s Senior Secured Note principal increases each time the Company issues notes in lieu of paying interest. Higher Senior Secured Note principal drives higher cash pay interest expense and higher non-cash and deferred interest charges.

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Cash Pay Interest
Revolver	$196	$203
Secured Notes	8,163	8,002
Unsecured Notes	6,278	6,278
Other cash pay interest and fees	25	26

Sub-total cash pay interest	14,662	14,509
Deferred and Non-cash Interest
Secured Notes PIK interest	1,633	1,601
Debt issue costs and other non-cash items	2,618	2,586

Sub-total non-cash interest	4,251	4,187

Total interest expense	$18,913	$18,696

Income Tax Expense

Second quarter deferred income tax expense was $1.7 million both this year and last year. Our expense relates to tax-deductible goodwill.

We continue to record a full valuation allowance for any tax benefit we are entitled to recognize because our history of losses makes it unlikely we will be able to realize the full benefit of our deferred tax assets.

Net Loss

This quarter our net loss totaled $9.1 million. Higher revenue and reduced operating expenses more than offset the effects of lower gross margins providing for a reduction in our net loss of $1.1 million compared to second quarter 2012 results. Gains achieved through cost reductions were offset, in part, by slightly higher interest expense on long-term debt.

Results of Operations

Six Months Ended March 31, 2013 Compared to Six Months Ended March 31, 2012

Despite a challenging defense market, the Company continues to win new contracts and execute on our existing base of business. Our fiscal 2013 year-to-date revenues increased 10.0% over fiscal 2012 year-to-date revenue; operating income growth exceeded revenue growth increasing 18.2%. Revenue increases were attributed to growing our base of business with new customers including the Special Operations Command and Rapid Equipping Force, as well as expanding our existing base of customers with the U.S. Air Force and U.S. Army. Our profitability gains were a result of Company initiatives to continue to drive efficiencies throughout the business, which resulted in reduced operating expenses, including overhead and general and administrative costs. Risks related to sequestration, budget reductions and other market factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 and our Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 could affect our could slow or reverse the revenue and operating income growth we have experienced in the first and second quarters of fiscal 2013 and could have a material adverse effect on our business, financial condition, results of operation and cash flows.

Revenue

Year to date second quarter 2013 revenue was up $38.6 million (10.0%) to $425.6 million, compared to $387.0 million in second quarter year to date revenue last year. This growth was driven by our high-end engineering, rapid prototyping and technology integration work in the Systems Analysis, Design and Engineering core business area, which increased $54.4 million (60.5%). Support for several new and existing customers drove an overall $40.4 million increase in work for Department of Defense customers and a $4.8 million increase in Army customer work. This work supported customers such as the Special Forces Command; the Tank Automotive Research Development and Engineering Center; the Night Vision and Electronic Sensors Directorate; Navy Warfare Development Command Joint Counter Radio-Controlled Improvised Explosive Device Electronic Warfare programs; and the Rapid Equipping Force.

Air Force revenue increased $8.0 million over the same time frame, driven partly by our work for the Air Force Research Laboratory. Navy related revenue was down year over year by $8.4 million (4.3%) due to reduced activity on several ship construction support contracts. This relates to the timing of the build cycles on several programs. These declines also affected Naval Architecture and Marine Engineering revenue which was down $4.4 million. Civilian agency revenue was also down $5.8 million compared to last year. Commercial and international customer work increased $4.0 million as we expanded Naval Architecture and Marine Engineering work overseas to moderate some of the effects of U.S. Navy program delays.

Sources of Revenue

The U.S. government continues to be our principal customer. As in the past, we expect the majority of our revenue will be derived from Department of Defense and other federal agency contracts. As the company invests to expand our international and commercial base of business, we believe the commercial, state, local and international revenue will remain to be a low percentage of our Revenue bases. The table below summarizes our year to date fiscal year 2013 and 2012 revenue by customer.

	Six Months Ended March 31,
	2013		2012
Revenue by Customer		% of revenue		% of revenue
U.S. Air Force	$104.7	24.6%	$96.7	25.0%
U.S. Army	51.8	12.2%	47.0	12.1%
U.S. Navy	185.0	43.4%	193.4	50.0%
Other Department of Defense customers	50.2	11.8%	14.2	3.7%

Sub-total Department of Defense customers	391.7	92.0%	351.3	90.8%
Other Federal Agencies	20.3	4.8%	26.1	6.7%

Sub-total U.S. Government customers	412.0	96.8%	377.4	97.5%
Commercial and International customers	13.6	3.2%	9.6	2.5%

Total Revenue	$425.6	100.0%	$387.0	100.0%

Certain year to date revenue by customer for the six months ended March 31, 2012 disclosed above differs from amounts previously disclosed due to customers re-defining individual contracts, task orders and programs. While this re-classification may shift reported revenue from one classification to another, our total revenue for the period remains unchanged.

We provide professional engineering, program management and information technology services and scientific expertise in a range of specialized core business areas. We recently reorganized our business areas to more closely align our services with the demands of the marketplace. Our revised core business areas track internal resource realignments and consolidations we made to foster greater collaboration across Alion. We expect this will improve our efficiency and enhance our ability to provide complete customer solutions. Factors impacting the growth of our Naval Architecture and Marine Engineering and Systems Analysis, Design and Engineering are noted in the preceding Revenue and Sources of Revenue sections. Reductions in Modeling, Simulation, Training and Analysis are due, in part, to award delays on our Software, Networks, Information, Modeling and Simulation (SNIM) contract, as well as reductions in our customer’s training and travel budgets related to sequestration. This decreased our support activity in several modeling and simulation centers we manage for our customers. The table below summarizes our year to date fiscal 2013 and 2012 revenue by core business area.

	Six Months Ended March 31,
Core Business Area Revenue	2013		2012
Naval Architecture and Marine Engineering	$170.2	40.0%	$174.6	45.1%
Systems Analysis, Design and Engineering	144.4	33.9%	90.0	23.3%
Modeling, Simulation, Training and Analysis	111.0	26.1%	122.4	31.6%

Total Revenue	$425.6	100.0%	$387.0	100.0%

Certain year to date revenue by core business area for the six months ended March 31, 2012 disclosed above differs from amounts previously disclosed due to customers re-defining individual contracts, task orders and programs. While this re-classification may shift reported revenue from one classification to another, our total revenue for the period remains unchanged.

Cost-reimbursement revenue increased $41.3 million (13.0%) accounting for 84.7% of second quarter year to date revenue. Fixed price contract revenue grew $11.8 million to 9.1% of year to date 2013 revenue. Time and material contract revenue declined $14.5 million, representing 6.2% of year to date 2013 revenue.

	Six Months Ended March 31,
Revenue by Contract Billing Type	2013		2012
Cost reimbursable contracts	$360.5	84.7%	$319.2	82.5%
Fixed price contracts	38.8	9.1%	27.0	7.0%
Time and material contracts	26.3	6.2%	40.8	10.5%

Total Revenue	$425.6	100.0%	$387.0	100.0%

Certain year to date revenue by contract billing type for the six months ended March 31, 2012 disclosed above differs from amounts previously disclosed due to customers re-defining individual contracts, task orders and programs. While this re-classification may shift reported revenue from one classification to another, our total revenue for the period remains unchanged.

Year to date prime contracts accounted for 89.0% of our revenue, which increased $48.8 million, or 14.8% compared to last year. Revenue from our work as a subcontractor decreased $10.2 million this quarter as we continue to increase our position as a prime contractor on larger, more complex programs. As a prime contractor, we deliver services to customers by deploying our own staff and managing the efforts of other contractors. We also procure additional materials to support our customers who utilize our agile engineering and rapid prototyping support services, as well as other services. Costs for companies that work for us as subcontractors on our prime contracts and costs for materials often generate lower contract fee percentages, which in turn, places downward pressure on our gross margins. The table below summarizes our year to date fiscal 2013 and 2012 prime and subcontract revenue.

	Six Months Ended March 31,
Prime and Subcontract Revenue	2013		2012
Prime contracts	$378.7	89.0%	$329.9	85.2%
Subcontracts from other companies	46.9	11.0%	57.1	14.8%

Total Revenue	$425.6	100.0%	$387.0	100.0%

Certain year to date revenue for prime and subcontracts for the six months ended March 31, 2012 disclosed above differs from amounts previously disclosed due to customers re-defining individual contracts, task orders and programs. While this re-classification may shift reported revenue from one classification to another, our total revenue for the period remains unchanged.

The trend by our customers to execute work through IDIQ contract vehicles continued in the second quarter. Year to date revenue from IDIQ contract vehicles increased by 16.1% as our customers utilized our contract vehicles such as our Weapons System Information Analysis Center and Seaport-E contracts, as well as other IDIQ contract vehicles. The table below summarizes our year to date 2013 and 2012 revenue by contract vehicle type.

	Six Months Ended March 31,
Contract Vehicles	2013		2012
IDIQ Contracts	$273.8	64.3%	$235.8	60.9%
Individual contracts and delivery orders	151.8	35.7%	151.2	39.1%

Total Revenue	$425.6	100.0%	$387.0	100.0%

Year to date revenue by contract vehicle described above may differ slightly for fiscal year 2012 from amounts previously reported as individual contracts, task orders and programs are further defined by our customers and management team.

Selected Financial Information

The table below summarizes our year to date fiscal 2013 and 2012 revenues and income from operations. As year to date revenues increased by $38.6 million, total operating expenses declined $3.5 million as the company continued to reduce the cost structure of the business and become more profitable.

	Six Months Ended March 31,
	2013		2012
	(Dollars in thousands)
		% of		% of
Selected Financial Information		revenue		revenue
Total contract revenue	$425,610		$387,003
Total direct contract expense	335,597	78.9%	296,775	76.7%
Direct labor costs	122,806	28.9%	127,422	32.9%
Materials and subcontracts	202,451	47.6%	161,087	41.6%
Other direct costs	10,340	2.4%	8,266	2.1%
Gross profit	90,013	21.1%	90,228	23.3%
Total operating expense	68,920	16.2%	72,383	18.7%
Major components of operating expense:
Overhead and G&A expenses	48,987	11.5%	50,939	13.2%
Rental and occupancy expense	15,324	3.6%	15,714	4.1%
Depreciation and amortization	4,609	1.1%	5,730	1.5%
Operating income	$21,093	5.0%	$17,845	4.6%

Direct Contract Expense and Gross Profit

Year to date direct contract expenses were $38.8 million higher, up 13.1% to $335.6 million compared to last year’s direct costs of $296.8 million. This change is consistent with increased year to date revenue. Direct labor costs were down $4.6 million (3.6%) to $122.8 million as compared to last year. This decline was attributed, in part, to the reduced activity on several U.S. Navy ship construction support contracts related to the timing of the build cycles on several programs. Expansion of our agile engineering, rapid prototyping and high-end engineering businesses drove the increase in our material and subcontract costs, which grew 25.7% ($41.4 million) year over year to $202.5 million and 47.6% of year to date revenue. Other direct costs increased $2.1 million (25.1%) to 2.4% of overall revenue.

Our year to date 2013 gross profit was $90.0 million, down $215 thousand as compared to 2012. Our gross profit margins declined to 21.1% of revenue as compared to the 23.3% of revenue we posted last year. Expanded use of subcontractors by Alion on our larger, more complex prime contracts and higher levels of purchased materials used in our agile engineering and rapid prototyping work contributed to the reduced gross margins.

Operating and General and Administrative Expenses

Second quarter year to date 2013 operating expenses were down $3.5 million (4.8%) compared to the same period last year. Overhead and general administrative expenses declined by more than $1.9 million reflecting the effects of staffing reductions and ongoing expense curtailment initiatives. Depreciation and amortization charges declined more than $1.1 million compared to last year as amortization charges for contracts we obtained when we acquired JJMA in 2005 continue to tail off over time. Operating expenses have been trending downward since last year.

Operating Income

In 2013, year to date operating income was up more than $3.2 million to $21.1 million compared to $17.8 million in 2012 due to the increase in revenue volume and the reduction of operating expenses previously noted. Lower year to date operating expenses offset reduced gross margin and operating income rose to 5.0 % of year to date revenue. Last year, operating income was 4.6% of year to date revenue.

Other Expense

In 2013, year to date aggregate interest income, interest expense and other expense was approximately $345 thousand greater than it was in 2012. Alion’s Senior Secured Note principal increases each time the Company issues notes in lieu of paying interest. Higher Senior Secured Note principal drives higher cash pay interest expense and higher non-cash and deferred interest charges.

	Six Months Ended March 31,
	2013	2012
	(In thousands)
Cash Pay Interest
Revolver	$402	$365
Secured Notes	16,299	15,978
Unsecured Notes	12,556	12,556
Other cash pay interest and fees	42	40

Sub-total cash pay interest	29,299	28,939
Deferred and Non-cash Interest
Secured Notes PIK interest	3,259	3,194
Debt issue costs and other non-cash items	5,274	5,204

Sub-total non-cash interest	8,533	8,398

Total interest expense	$37,832	$37,337

Income Tax Expense

Year to date deferred income tax expense was $3.5 million in both 2013 and last year. Deferred tax expense relates to tax-deductible goodwill. We continue to record a full valuation allowance for any deferred tax assets we recognize because our history of losses makes it unlikely we will be able to realize the full benefit of our deferred tax assets.

Net Loss

Our year to date net loss totaled $20.2 million. Higher revenue and reduced operating expenses more than offset the effects of lower gross margins providing for a reduction in our net loss of $2.9 million compared to last year. Gains achieved through cost reductions were offset, in part, by slightly higher interest expense on long-term debt.

Backlog

Contract Backlog

As with previously reporting periods we record executed contracts as backlog. The value of Alion’s base of executed contracts remains strong, and as of March 31, 2013 our total executed contract value available for funding totaled $2.1 billion. This amount slightly decreased from the first quarter of fiscal year 2013 total of $2.2 billion. The reduction is mainly due to the delays in new awards, and, in some cases, the government opting to provide Alion with one-year bridge contracts during the delay period rather than awarding new multi-year contracts. This is due, in part, to Congress employing continuing resolutions in lieu of adopting traditional budget legislation and the effect of sequestration.

As of March 31, 2013 management estimates amount of future revenues to be recognized under our executed contracts to be approximately $1.3 billion, of which, approximately $337 million is funded. Beginning in the third quarter of fiscal year 2013 management’s estimate of future revenues will be defined as contract backlog as described in this Backlog section .

Our executed contracts are categorized as funded backlog and unfunded backlog, each of which are described below. The executed contract values and management’s estimated revenues do not include any unexecuted task orders or ceiling value under ID/IQ contracts, including GWACs and GSA schedules, except to the extent that task orders have been awarded to us under those contracts.

•

Funded Backlog. Funded backlog represents the estimated revenue value of orders for services under existing contracts for which funding is appropriated or otherwise authorized less revenue previously recognized on these contracts. We anticipate to recognize as substantial portion of our funded backlog as revenue within the next twelve months.

•	Unfunded Backlog. Unfunded backlog represents the estimated revenue value of orders for services under existing contracts for which funding has not been appropriated or otherwise authorized.

Our backlog includes work orders under contracts that in some cases extend for several years. The U.S. Congress generally appropriates funds for our clients on a yearly basis, even though contracts may call for performance that is expected to take a number of years. As a result, contracts typically are only partially funded at any point during their term and all or some of the work to be performed under the contracts may remain unfunded unless and until the U.S. Congress makes subsequent appropriations and the procuring agency allocates funding to the contract.

Over the course of fiscal year 2013, we have experienced reductions in our estimated future revenues from our executed contracts as a result of delays of new awards, slower contract funding on certain programs, and to a lesser degree, reductions in the scope of work on some of our programs. These fluctuations are due, in part, to Congressional continuing resolutions, sequestration and reductions in the federal budgets. As new awards are executed, contract funding increased and the scope of work on specific work orders is expanded, management will revise our estimated revenues accordingly.

There can be no assurance that our executed contracts will result in actual revenue in any particular period, or at all, or that any contract included in backlog will be profitable. There is a higher degree of risk in this regard with respect to unfunded backlog. The actual receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control. The actual recognition of revenue on contracts included in our backlog may never occur or may change because a program schedule could change; the program could be canceled; a contract could be reduced, modified, or terminated early, whether for the convenience of the government or otherwise; or an option that we had assumed could not be exercised. The primary risks that could affect our ability to recognize such revenue on a timely basis or at all include: schedule changes, contract modifications, and our ability to assimilate and deploy new staff against funded backlog; cost cutting initiatives and other efforts to reduce U.S. government spending, which could reduce or delay funding for orders for services; and delayed funding of our contracts due to delays in the completion of the U.S. government’s budgeting process and the use of continuing resolutions by the U.S. government to fund its operations, as described under Item 1A Risk Factors of our annual report Form 10-K for the fiscal year ended September 30, 2012. The estimates used to compile remaining contract backlog are based on our experience under our contracts, and we believe the estimates are reasonable.

Effects of Inflation

Inflation and uncertainties in the macroeconomic environment, such as conditions in the financial markets, could impact our labor rates beyond predetermined escalation factors. However, we generally have been able to price our time and material and fixed price contracts to accommodate the rates of inflation experienced in recent years. Labor rates on our time and material contracts are usually adjusted annually by predetermined escalation factors. Our cost reimbursable contracts automatically adjust for changes in our costs. Generally, we have not been adversely affected by near-term inflation. Purchases of equipment and materials directly for contracts are usually cost reimbursable.

Liquidity and Capital Resources

Our primary liquidity needs have been financing working capital and funding capital expenditures. Our primary sources of liquidity are cash provided by operations and our revolving credit facility. On March 31, 2013, the Company had $14.9 million in cash and cash equivalents. At March 31, 2013, we were contingently liable under $4.0 million in letters of credit outstanding against our $35.0 million revolving credit facility, and we had no borrowings outstanding under our revolving credit facility. Outstanding letters of credit reduce our ability to borrow under our credit facility. The maximum available borrowing capacity under our credit facility at March 31, 2013 was approximately $31 million. At March 31, 2013, we had $326.5 million in outstanding Secured Notes due November 2014 and $245 million in outstanding Unsecured Notes due February 2015. For additional information concerning our Credit Agreement, our Secured Notes and our Unsecured Notes, see Note 10 to our unaudited, consolidated financial statements in Item 1 to this Quarterly Report on Form 10-Q.

In general, cash provided by operating activities is adequate to fund our operations, including quarterly interest payments for our Secured and Unsecured Notes. Fluctuations in our cash flows and level of operations occasionally make it necessary for Alion to access our revolving credit facility to meet cash demands. We have not had to access our revolving credit facility since May 2012.

Cash flows used in operating activities

	Six months ended March 31,
	2013	2012
	(In thousands)
Net cash flow used in operating activities	$(8,765)	$(7,866)

Our operating cash flows are primarily affected by our ability to invoice and collect from our clients in a timely manner, our ability to manage our vendor payments, and the overall profitability of our contracts. We bill most of our customers monthly after services are rendered. Some contracts permit us to bill our customers twice monthly. Operating cash outflows during the six months ended March 31, 2013, increased approximately $900 thousand compared to the same period in 2012 and were affected by:

•	increased billings to customers

•	delays in the timing of collection of our receivables

•	the timing of vendor payments

•	lower net losses

•	lower non-cash expenses for depreciation and amortization, and incentive compensation

We collected approximately $401 million in receivables during the six months ended March 31, 2013 compared to $387 million we collected during the comparable period in 2012. We collected approximately $199 million in receivables this quarter, compared to almost $200 million in the second quarter of 2012. Year to date collections as of March 31, 2013 were $23 million less than year to date revenue.

We believe as a result of sequestration, the federal government altered some of its accelerated payment practices and the overall payment cycle of our invoices. We estimate these changes reduced our second quarter collections by approximately $11 million compared to pre-sequestration collection levels during the first five months this fiscal year. Based on trailing twelve month revenue, our accounts receivable days sales outstanding (DSO) were 86.0 for the six months ended March 31, 2013 and 86.7 days for the same period in 2012.

Although we were able to invoice and collect amounts we had not previously been able to bill to customers, sequestration-related payment delays accounted for an almost five-day increase in DSO from December 31, 2012. Despite sequestration-related funding delays, we made progress in obtaining contract funding for unfunded customer-requested work. At March 31, 2013, we had $19.1 million in unfunded receivables for customer-requested work compared to $19.0 million at September 30, 2012 and $35.4 million at March 31, 2012. Since last September, we have only experienced a modest increase in unfunded customer requested work while during the same period revenue increased by $38.6 million compared to March 2012.

Cash used in investing activities

	Six months ended March 31,
	2013	2012
	(In thousands)
Net cash used in investing activities	$(701)	$(1,454)

We use some of our cash to invest in equipment and software, leasehold improvements and internally-developed software. During the six months ended March 31, 2013 and 2012, we spent $701 thousand and $1.5 million for these types of capital expenditures. We expect our investing activities and capital expenditures to continue at comparable levels for the balance of the current fiscal year.

Cash used in financing activities

	Six months ended March 31,
	2013	2012
	(In thousands)
Net cash used in financing activities	$(2,857)	$(2,740)

Cash used in financing activities during the six months ended March 31, 2013 included $2.0 million to repurchase ESOP shares from former employees and a $1.9 million loan to the ESOP Trust to fund statutorily required diversification of ESOP participant investments. The ESOP Trust repaid the loan in full prior to March 31, 2013. Outflows were offset in part by $1.1 million in proceeds received from ESOP Trust purchases of Alion common stock through employee salary deferrals for the period from April 1 through September 30, 2012. In our third quarter, we received $1.0 million from the ESOP Trust to purchase Alion common stock from employee salary deferrals for the period from October 1, 2012 through March 31, 2013.

We did not access our revolving credit facility at all during the six months ended March 31, 2013.

Cash used in financing activities during the six months ended March 31, 2012 included $2.7 million for ESOP shares repurchased from former employees and a $0.5 million loan to the ESOP Trust to fund statutorily required diversification of ESOP participant investments. The ESOP Trust repaid the loan in full prior to March 31, 2012. Last year, we used our revolving credit facility to borrow and repay $13.0 million during the six months ended March 31, 2012. We did not receive any cash for ESOP Trust purchases during the six months ended March 31, 2012.

Discussion of Debt Structure

Alion’s current debt structure includes a $35 million revolving credit facility, $326.5 million in Secured Notes ($310 million in initial face value plus $16.5 million in PIK interest notes issued), and $245.0 million in Unsecured Notes. Our credit arrangements, including our Unsecured and Secured Note Indentures and our revolving credit facility, include a number of covenants. We expect to be able to comply with our indenture covenants and our credit facility financial covenants for at least the next twelve months. The Company is in compliance with each of the affirmative, negative and financial covenants in its existing debt agreements. See Note 10 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for a detailed discussion of Alion’s current debt structure and a list of relevant terms and limitations in existing long-term debt agreements — our Credit Agreement, Secured Note Indenture and Unsecured Note Indenture.

Credit Agreement – Covenant Compliance

Alion’s Credit Agreement defines Consolidated EBITDA and requires the Company to achieve a minimum Consolidated EBITDA threshold in order to maintain access to the revolving credit facility and avoid potential cross default on the Secured and Unsecured Notes. Neither EBITDA nor Consolidated EBITDA is a measure of financial performance in accordance with generally accepted accounting principles.

The Credit Agreement permits Alion to exclude certain expenses and requires it to exclude certain one-time gains when computing Consolidated EBITDA. The Credit Agreement required Alion to have a minimum $63.0 million in Consolidated EBITDA for the twelve months ended March 31, 2013. We had approximately $73.5 million in Consolidated EBITDA for the twelve months ended March 31, 2013, and exceeded the requirement by approximately $10.5 million.

Secured Note Indenture and Unsecured Note Indenture

There are no financial covenants in either the Secured Note Indenture or the Unsecured Note Indenture. Certain provisions in the Secured Note Indenture and the Unsecured Note Indenture limit our ability to incur additional debt or pay dividends if our ratio of Adjusted EBITDA to Consolidated Interest Expense is not greater than 2.0 to 1.0. The Secured and Unsecured Note Indentures define Adjusted EBITDA and Consolidated Interest Expense. Adjusted EBITDA under the Secured Note Indenture and the Unsecured Note Indenture differs from Consolidated EBITDA as defined in our Credit Agreement. Adjusted EBITDA is less than Consolidated EBITDA because it does not include employee investments in Alion common stock. Set out below are our actual ratios of Adjusted EBITDA to Consolidated Interest Expense as of March 31, 2013 and September 30, 2012.

	March 31, 2013	September 30, 2012
Trailing twelve-month Adjusted EBITDA	$73.5 million	$69.3 million
Trailing twelve-month Consolidated Interest Expense	$75.4 million	$74.9 million
Ratio	0.97 to 1.0	0.93 to 1.0

Capital Resources

	March 31, 2013	March 31, 2012
Available Liquidity	(In thousands)
Cash and cash equivalents	$14,904	$8,758
Revolving credit facility	35,000	35,000
Less: Letters of Credit	(4,000)	(3,700)

Net available liquidity	$45,904	$40,058

We believe the capital resources available to us from our $14.9 million in cash on hand at March 31, 2013, our $31 million available capacity under our revolving credit facility, and cash from our operations are adequate to fund anticipated cash requirements for at least the next twelve months, including quarterly interest payments for our Secured and Unsecured Notes. At March 31, 2013, we had no outstanding borrowings under our revolving credit facility. For additional information concerning our Credit Agreement, see Note 10 to our unaudited, consolidated financial statements in Item 1 to this Quarterly Report on Form 10-Q.

We expect to be able to meet the existing Credit Agreement debt covenants even though clearance levels may narrow as the required Consolidated EBITDA threshold increases. We believe can attain the minimum Consolidated EBITDA levels required in the Credit Agreement even though delays in contract awards could adversely affect our ability to increase our revenue on the timeline we seek to achieve. We believe Alion will be able to meet its financial covenants over the remaining life of the credit facility and thus be able borrow funds as and when necessary through the Credit Agreement’s August 2014 maturity date.

Even if we can improve operating cash flows beyond our current forecast, Alion must generate significantly more revenue than it currently generates and must earn net income to be able to meet its obligations. If we cannot do this, we will be unable to repay principal and interest on the Secured Notes and Unsecured Notes when they mature in fiscal year 2015, and may be unable to meet ESOP repurchase and diversification obligations from time to time. The Company has retained Goldman Sachs and Wells Fargo to assist it in its refinancing efforts.

Short-term Borrowings

From time-to-time, we borrow funds against our revolving credit facility for working capital requirements and to fund operations. Borrowings under our revolving credit facility bear interest at one of the following variable rates as selected by the Company at the time of the borrowing: an 8.5% Eurodollar rate or an 8.5% alternative base rate.

In the next twelve months we may use, as needed, our revolving credit facility or additional sources of borrowings in order to fund our anticipated cash requirements. We do not currently forecast that we will need to draw significant amounts on the revolving credit facility for extended periods. However, we may need to use the revolving credit facility for short periods of time based on collections cycles subject to government delays.

If the federal government were to implement further changes to its current payment practices, as a result of sequestration, budget cuts, policy changes or otherwise, we might have to use our revolving credit facility to a more significant extent than we currently forecast. Such changes could adversely affect our short-term cash flows and increase our interest expense to the extent we borrow larger amounts more frequently than we currently do under our revolving credit facility.

The following table summarizes the activity under our revolving credit facility for the six months ended March 31, 2013 and 2012.

	Six months ended March 31,
	2013	2012
Short-term borrowings	(In thousands)
Aggregate revolving credit facility borrowings	$—	$13,000

Aggregate revolving credit facility repayments	—	(13,000)

Net change in revolving credit facility balance payable	$—	$—

Cash Management

To the extent possible, we invest our available cash in short-term, investment grade securities with the priorities of maintaining the safety of our principal, maintaining the liquidity of our investments, maximizing the yield on our investments and investing our cash to the fullest extent possible. Cash and cash equivalents include cash on hand, amounts due from banks and short-term investments with maturity dates of three months or less at the date of purchase.

Cash flow effects and risks associated with equity-related obligations

We cannot accurately predict the extent to which ESOP repurchases and diversification demands may increase in future years. As more employees meet statutory and Plan-specific age and length of service requirements, potential diversification demands are likely to increase. These demands can increase further with any increase in the price of a share of Alion common stock. While a decline in our share price could reduce the value of each individual Plan participant’s beneficial interest, such a potential price decline could be offset by increased diversification demands and thus might not reduce the aggregate value of near-term demands on our cash to fund ESOP-related transactions. We monitor future potential repurchase liability cash flow demands by relying in part on internal and external financial models that incorporate Plan census data and financial inputs intended to simulate changes in Alion’s share price.

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

Although current financial information includes the effects of the most recent ESOP Trust transactions, future expenses for stock-based compensation are likely to differ from estimates as the price of a share of Alion common stock changes. Our next regularly scheduled ESOP valuation period ends in September 2013. Interest rates, market-based factors and volatility, as well as Alion’s financial results will affect the future value of a share of our common stock. Certain stock-based compensation grantees can choose to defer their payments by having us deposit funds in a rabbi trust we own. Any such deferrals will not materially affect planned payments or overall anticipated cash outflows.

After each semi-annual valuation period, the Plan permits former employees and beneficiaries to request distribution of their vested ESOP account balances. Consistent with the terms of the Plan, IRC requirements, and our recent business practice, we intend to pay distribution requests in five annual installments and to defer initial payments as permitted. The Plan allows Alion to defer initial installment distributions for five years for former employees who are not disabled, deceased or retired. We plan to meet future distribution demands through operating cash flows, and if necessary, access to Alion’s revolving credit facility.

Cash flow demands from existing debt agreement obligations

During the rest of the current fiscal year and for the next two fiscal years, we expect we will have to make the estimated interest and principal payments set forth below for Alion’s existing long-term debt. We do not forecast needing to access the revolving credit facility to any measurable extent beyond the end of the current fiscal year; nor do we forecast accessing the revolving credit facility to any material extent or for any significant period of time. Forecast interest expense for our Credit Agreement for its remaining life is based on commitment fees for unused balances.

We do not expect Alion will have any tax-related cash obligations for the foreseeable future. We have significant net operating loss deductions available. We do not forecast having taxable income for the next several years.

We believe the Company will be unable to generate sufficient cash flow from operations to retire its debt as it comes due. We can offer no assurance that Alion will be able to obtain new financing at sufficient levels and on acceptable terms, if at all. The following table discloses the estimated interest and principal payments the Company expects to pay on its long term indebtedness during the remainder of its fiscal year 2013 and in its fiscal years 2014 and 2015.

	Fiscal Year
	2013	2014	2015
Estimated Minimum Payments—Existing Debt Agreements	(In thousands)
Revolving credit facility (1)
Interest	$311	$555	$—
Secured Notes (2)
Interest	16,326	33,144	16,821
Principal and PIK Interest Notes	—	—	339,788
Unsecured Notes (3)
Interest	12,556	25,113	12,556
Principal	—	—	245,000

Total interest paid in cash	$29,193	$58,812	29,377
Total principal and PIK Interest paid in cash	—	—	584,788

Total estimated minimum debt payments	$29,193	$58,812	614,165

(1)	We expect we may occasionally use our $35.0 million revolving credit facility to meet working capital needs through 2014. Management expects the average utilized revolver balance will be immaterial and that interest expense will consist of commitment fees for unused balances. The current facility expires August 22, 2014.
(2)	The Secured Notes bear interest at 10% in cash and 2% in PIK. The outstanding principal will increase over time for the 2% compounding PIK interest added to the initial $310 million in principal. The Secured Notes, including $29.8 million in PIK interest, mature November 1, 2014.
(3)	The Unsecured Notes bear interest at 10.25% and mature February 1, 2015.

Non-GAAP Financial Measures

In this Quarterly Report on Form 10-Q, we refer to two non-GAAP financial measures, Adjusted EBITDA and Consolidated EBITDA. Adjusted EBITDA and Consolidated EBITDA are defined terms used in our indentures and credit facility to measure our covenant compliance, and under our credit facility we must meet certain minimum levels of Consolidated EBITDA over time. Adjusted EBITDA under our two indentures differs from Consolidated EBITDA as defined in our Credit Agreement. Adjusted EBITDA is less than Consolidated EBITDA because it does not include employee investments in Alion common stock. Adjusted EBITDA and Consolidated EBITDA are not alternatives to net income (loss), operating income or any other performance measures derived in accordance with U.S. GAAP, as measures of operating performance or operating cash flows or as measures of liquidity or profitability. EBITDA and Adjusted EBITDA have material limitations as analytical tools because they do not reflect the cash necessary to service our debt, our changing working capital requirements and cash needed to replace depreciating assets.

Contingent Obligations

Contingent obligations which will affect the Company’s cash flow

Management forecasts that continuing net operating losses for income tax purposes will permit Alion to avoid significant cash outflows for income taxes. Other contingent obligations which will affect our cash flow include:

•	ESOP share repurchase and diversification obligations; and

•	Long-term incentive compensation plan obligations.

As of March 31, 2013, Alion had spent a cumulative total of $95.6 million to repurchase shares of its common stock to satisfy ESOP distribution and diversification requests from former employees and Plan beneficiaries. Beginning in March 2008, we stopped making lump sum distributions and began paying ESOP beneficiaries over the five-year distribution period permitted by ERISA and the terms of the Plan. Alion intends to continue this practice for the foreseeable future in part to offset the cash flow effects of annual employee diversification requests which are expected to continue for the foreseeable future. Our debt agreements limit our ability to fund certain discretionary ESOP diversification demands on our cash flow. The table below lists current and prior year share re-purchases.

	Shares Repurchased	Share Price	Total Value Purchased
Date			(In thousands)
November 2011	1,481	$20.95	$31
December 2011	106,505	$20.95	2,231
January 2012	22,782	$20.95	477
May 2012	3,104	$18.00	56
June 2012	113,342	$18.00	2,040
August 2012	418	$18.00	8
November 2012	485	$16.45	8
December 2012	119,555	$16.45	1,967
January 2013	759	$16.45	12
February 2013	5,593	$16.45	92
March 2013	115,933	$16.45	1,907

Total	489,957		$8,829

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

Risk associated with value of Alion common stock

Changes in the fair market value of Alion’s common stock affect our estimated ESOP share repurchase obligation, and to a lesser extent, our stock appreciation rights obligation. The number of employees who seek to redeem shares of Alion common stock following termination of employment and the number of shares they seek to redeem affect the timing and amount of cash outflows for repurchase obligations. The number of employees who exercise stock appreciation rights during any particular time period can affect the timing and amount of our stock appreciation right obligations. Based on our current share price, outstanding stock appreciation rights have little, if any, intrinsic value.

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

Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2013, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in routine legal proceedings occurring in the ordinary course of business that we believe are not material to our financial condition, operating results, or cash flows. See Note 19 to the unaudited, condensed consolidated financial statements included in Part 1 of this Report.

As a government contractor, from time to time we may be subject to DCAA audits and federal government inquiries. The federal government may suspend or debar for a period of time any federal contractor it finds has violated the False Claims Act, and any contractor indicted or convicted of violations of other federal laws. The federal government could also impose fines or penalties.

Item 1A. Risk Factors

As of March 31, 2013, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 and our Quarterly Report on Form 10-Q for the quarter ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 31, 2013, Alion employees directed approximately $1.0 million in salary deferrals and rollovers to the ESOP Trust to purchase beneficial interests in Alion common stock at $16.25 per share. The Company did not use an underwriter and did not pay underwriter discounts or commissions. The shares of common stock were sold pursuant to an exemption under Section 4(2) of the Securities Act of 1933. Alion offered and sold beneficial interests in the ESOP to eligible employees pursuant to Rule 701 under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On April 25, 2012, the Company filed a current report on Form 8-K to report that effective as of April 23, 2012, Barry M. Broadus had been named (Acting) Chief Financial Officer of the Company. Thereafter, the Company filed a current report on September 12, 2012 disclosing that Mr. Broadus had been named Chief Financial Officer of the Company. The biographical information provided for Mr. Broadus in the current report on Form 8-K filed April 25, 2012 correctly stated that he received his Certified Public Accountant (CPA) certification from the Commonwealth of Virginia. The Company wishes to clarify that Mr. Broadus is not engaged in the practice of public accounting and is not currently a licensed CPA in the Commonwealth of Virginia.

Item 6. Exhibits

Exhibit No.	Description

4.12	Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan (amended and restated as of October 1, 2011). (a)

31.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (a)

31.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation pursuant to 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (a)

32.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (a)

32.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (a)

101.INS	XBRL Instance Document +

101.SCH	XBRL Taxonomy Extension Schema Document +

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document +

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document +

101.LAB	XBRL Taxonomy Extension Label Linkbase Document +

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document +

(a)	Filed with this Form 10-Q for the quarter ended March 31,2013.
+	As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2013

ALION SCIENCE AND TECHNOLOGY CORPORATION

By:	/s/ Barry M. Broadus
Name:	Barry M. Broadus
Title:	Chief Financial Officer and Duly Authorized Officer