Form 10-Q
period 2013-06-30
ALION SCIENCE & TECHNOLOGY CORP
filed 2013-08-08
CIK 1166568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

August 8, 2013 was: Common Stock 6,831,791

ALION SCIENCE AND TECHNOLOGY CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2013

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

ALION SCIENCE AND TECHNOLOGY CORPORATION

Condensed Consolidated Balance Sheets (unaudited)

As of June 30, 2013 and September 30, 2012

	June 30,	September 30,
	2013	2012
	(In thousands, except share and per share information)
Current assets:
Cash and cash equivalents	$19,976	$27,227
Accounts receivable, net	185,197	175,293
Receivable due from ESOP Trust	—	1,129
Prepaid expenses and other current assets	6,291	5,448

Total current assets	211,464	209,097
Property, plant and equipment, net	9,640	10,605
Intangible assets, net	2,356	5,242
Goodwill	398,921	398,921
Other assets	10,484	11,431

Total assets	$632,865	$635,296

Current liabilities:
Interest payable	$15,749	$17,658
Trade accounts payable	66,599	44,793
Accrued liabilities	43,058	52,460
Accrued payroll and related liabilities	37,596	39,926
Billings in excess of revenue earned	4,251	2,666

Total current liabilities	167,253	157,503
Secured Notes	318,315	306,502
Unsecured Notes	238,597	242,923
Accrued compensation and benefits, excluding current portion	6,090	5,905
Non-current portion of lease obligations	12,946	12,364
Deferred income taxes	56,386	51,156
Commitments and contingencies
Redeemable common stock, $0.01 par value, 20,000,000 shares authorized, 6,831,791 shares issued and outstanding at June 30, 2013; 8,000,000 shares authorized and 6,731,889 shares issued and outstanding at September 30, 2012	111,017	110,740
Common stock warrants	20,785	20,785
Accumulated other comprehensive loss	(149)	(149)
Accumulated deficit	(298,375)	(272,433)

Total liabilities, redeemable common stock and accumulated deficit	$632,865	$635,296

See accompanying notes to unaudited condensed consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands, except share and per share information)
Contract revenue	$220,947	$211,514	646,557	598,517
Direct contract expense	174,314	165,042	509,911	461,817

Gross profit	46,633	46,472	136,646	136,700

Operating expenses	20,929	22,926	64,841	69,393
General and administrative	14,017	11,957	39,025	37,873

Operating income	11,687	11,589	32,780	29,434
Other income (expense):
Interest income	10	15	44	56
Interest expense	(18,982)	(18,793)	(56,814)	(56,130)
Other	(24)	67	16	(50)
Gain on debt extinguishment	1,966	—	1,966	—

Total other expense	(17,030)	(18,711)	(54,788)	(56,124)
Loss before taxes	(5,343)	(7,122)	(22,008)	(26,690)
Income tax expense	(1,744)	(1,744)	(5,231)	(5,231)

Net loss	$(7,087)	$(8,866)	(27,239)	(31,921)

Basic and diluted loss per share	$(1.01)	$(1.39)	(4.02)	(5.23)

Basic and weighted average common shares outstanding	6,989,107	6,373,626	6,769,854	6,108,874

Net loss	$(7,087)	$(8,866)	(27,239)	(31,921)
Other comprehensive income:
Postretirement actuarial gains	—	—	—	—

Comprehensive loss	$(7,087)	$(8,866)	(27,239)	(31,921)

See accompanying notes to unaudited condensed consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
	June 30,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net loss	$(27,239)	$(31,921)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,937	8,620
Bad debt expense	367	302
Paid-in-kind interest	4,902	4,806
Amortization of debt issuance costs	7,920	7,808
Incentive and stock-based compensation	1,556	628
Gain on debt extinguishment	(1,966)	—
Deferred income taxes	5,231	5,231
Other gains	(153)	(95)
Changes in assets and liabilities:
Accounts receivable	(10,270)	(15,772)
Other assets	(849)	1,954
Trade accounts payable	21,806	7,367
Accrued liabilities	(5,877)	6,515
Interest payable	(1,909)	(1,538)
Other liabilities	1,744	(1,084)

Net cash used in operating activities	1,200	(7,179)
Cash flows from investing activities:
Capital expenditures	(952)	(2,339)

Net cash used in investing activities	(952)	(2,339)
Cash flows from financing activities:
Repurchase Unsecured Notes	(3,005)	—
Revolver borrowings	3,201	26,000
Revolver repayments	(3,201)	(26,000)
Loan to ESOP Trust	(1,907)	(477)
ESOP loan repayment	1,907	477
Redeemable common stock purchased from ESOP Trust	(6,660)	(4,836)
Redeemable common stock sold to ESOP Trust	2,166	1,302

Net cash used in financing activities	(7,499)	(3,534)
Net decrease in cash and cash equivalents	(7,251)	(13,052)
Cash and cash equivalents at beginning of period	27,227	20,818

Cash and cash equivalents at end of period	$19,976	$7,766

Supplemental disclosure of cash flow information:
Cash paid for interest	$45,845	$44,999
Cash paid for taxes	—	—
Non-cash investing and financing activities:
Common stock issued to ESOP Trust in satisfaction of employer contribution liability	$7,198	$7,114
Landlord-funded tenant improvements	$493	$1,810
Paid-in-kind notes issued	$6,500	$6,373

See accompanying notes to unaudited condensed consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments and reclassifications that are necessary for fair presentation of the periods presented. The results for the three and nine months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K for the year ended September 30, 2012.

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

Reclassifications

Certain items in the unaudited condensed consolidated financial statements have been reclassified to conform to the current presentation. Alion formerly presented operating expenses in the aggregate. Beginning fiscal year 2013, the Company reports general and administrative expense separately from other operating expenses on the face of the unaudited condensed consolidated statement of comprehensive loss.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

U.S. federal government contracts are subject to periodic funding by our contracting agency customers. A customer may fund a contract at inception or incrementally throughout the period of performance as services are provided. If we determine contract funding is not probable, we defer revenue recognition until realization is probable. The federal government can audit Alion’s contract costs and adjust amounts through negotiation. The federal government considers Alion a major contractor and maintains an office on site. The Defense Contract Audit Agency (DCAA) is currently auditing our 2007 claimed indirect costs. We are negotiating our 2006 indirect rates and have settled our rates through 2005. We timely submitted our indirect cost proposals for all open fiscal years. We have recorded revenue on federal government contracts in amounts we expect to realize.

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Based on management’s going concern determination, Alion’s unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability of assets or the amounts of liabilities that may result from resolving uncertainties about the Company’s ability to continue as a going concern.

Alion depends heavily on federal government prime contracts and subcontracts which account for nearly all the Company’s revenue. Interruptions in the government funding process, whether from federal budget delays, debt ceiling limitations, sequestration or Department of Defense spending cuts could materially adversely affect the Company’s revenue and cash flows for the balance of this fiscal year and beyond. This could cause Alion to be unable to fund operations, meet debt service requirements or comply with the revolving credit agreement Consolidated EBITDA covenant.

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

Property, Plant and Equipment

Leasehold improvements, software and equipment are recorded at cost. Maintenance and repairs that do not add significant value or significantly lengthen an asset’s useful life are charged to current operations. Software and equipment are depreciated on the straight-line method over their estimated useful lives (typically 3 years for software and 5 years for equipment). Leasehold improvements are amortized on the straight-line method over the shorter of the asset’s estimated useful life or the life of the lease. Upon sale or retirement of an asset, costs and related accumulated depreciation are deducted from the accounts, and any gain or loss is recognized in the unaudited condensed consolidated statements of operations.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Intangible Assets

Alion amortizes intangible assets as it consumes economic benefits over estimated useful lives. As of June 30, 2013, the Company had approximately $2.4 million in net intangible assets, including contracts purchased in the JJMA acquisition and internally-developed software and engineering designs. The JJMA contract is amortized over a 13 year useful life.

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

Alion records changes in the reported value of its outstanding common stock through an offsetting charge or credit to accumulated deficit. The Company recognizes changes in the fair value of its redeemable common stock on March 31 and September 30 each year. The accumulated deficit at June 30, 2013, included an $11.9 million cumulative benefit for changes in share price which reduced the Company’s aggregate share redemption obligation. Outstanding redeemable common stock had an aggregate fair value of approximately $111.0 million as of June 30, 2013.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

(5) Redeemable Common Stock

The ESOP Trust owns all of Alion’s issued and outstanding common stock, for the benefit of current and former employee participants in the Alion KSOP. Participants and beneficiaries are entitled to a distribution of the fair value of their vested ESOP account balance upon death, disability, retirement or termination of employment. The Plan permits distributions to be paid over a five year period commencing the year after a participant’s retirement at age 65, death or disability. Alion can delay distributions to other terminating participants for six years before commencing payment over a subsequent five year period. The Company intends to pay distribution requests in annual installments and defer initial payments as permitted.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Although the Company and the ESOP retain the right to delay distributions consistent with the terms of the Plan, and to control the circumstances of future distributions, eventual redemption of shares of Alion common stock is deemed to be outside the Company’s control.

(6) Accounts Receivable

Accounts receivable at June 30, 2013 and September 30, 2012 consisted of the following:

	June 30,	September 30,
	2013	2012
	(In thousands)
Billed receivables and amounts billable as of the balance sheet date	$107,006	$94,028
Unbilled receivables:
Amounts billable after the balance sheet date	45,080	48,730
Revenues recorded in excess of milestone billings on fixed price contracts	2,836	2,666
Revenues recorded in excess of estimated contract value or funding	18,634	18,998
Retainages and other amounts billable upon contract completion	15,391	15,016
Allowance for doubtful accounts	(3,750)	(4,145)

Total Accounts Receivable	$185,197	$175,293

Billed accounts receivable include invoices issued to customers for services performed as of the balance sheet date. Unbilled accounts receivable represent revenue recognized as of the balance sheet date for which Alion has yet to issue invoices to customers. Amounts that are currently billable are expected to be invoiced to customers within the next twelve months. Fixed-price contract revenue in excess of milestone billings is not yet contractually billable. Revenue in excess of contract value or funding is billable when Alion receives contract amendments or modifications. Approximately $149.4 million (79%) and $138.9 million (77%) of contract receivables at June 30, 2013 and September 30, 2012 were from federal government prime contracts.

Alion recognized $81.9 million in revenue in excess of billings on uncompleted contracts as of June 30, 2013, including approximately $18.6 million for customer-requested work for which the Company had not received contracts or contract modifications. At September 30, 2012, Alion had recognized $85.4 million in revenue in excess of billings on uncompleted contracts including approximately $19.0 million for customer-requested work for which the Company had not received contracts or contract modifications.

Retainages and other unbilled amounts are billable upon contract completion or completion of DCAA audits. In keeping with industry practice, Alion classifies all contract-related accounts receivable as current assets based on contractual operating cycles which frequently exceed one year. Except for $15.4 million at June 30, 2013, the Company expects to invoice and collect unbilled receivables within the next twelve months.

(7) Property, Plant and Equipment

	June 30,	September 30,
	2013	2012
	(In thousands)
Leasehold improvements	$12,897	$12,168
Equipment and software	34,968	35,562

Total cost	47,865	47,730
Less: accumulated depreciation and amortization	(38,225)	(37,125)

Net Property, Plant and Equipment	$9,640	$10,605

Depreciation for fixed assets and leasehold amortization expense was approximately $778 thousand and $1.0 million for the quarters ended June 30, 2013 and 2012; it was $2.4 million and $2.9 million for the nine months ended June 30, 2013 and 2012.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(8) Goodwill

The Company accounts for goodwill and other intangible assets according to ASC – 350 Intangibles – Goodwill and Other (ASC 350) which requires that Alion review goodwill at least annually for impairment or more frequently if events or circumstances indicate goodwill might be impaired. The Company performs this review at the end of each fiscal year. As of September 30, 2012, Alion had approximately $398.9 million in goodwill. There were no changes to the goodwill carrying amount for the years ended September 30, 2012 and 2011, nor were there any significant events this quarter that indicated a potential impairment to goodwill as of June 30, 2013.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Goodwill	Carrying Value	Estimated Fair Value	Excess of Estimated Fair Value over Carrying Value
	at September 30, 2012
Sector	(In millions, except percentages)
TEOSS	$201.9	$197.7	$258.4	$60.7	31%
EISS	197.0	193.2	227.6	34.4	18%

Total	$398.9	$390.9	$486.0	$95.1	24%

(9) Intangible Assets

Intangible assets consist primarily of contracts acquired through the Anteon and JJMA transactions. The table below shows intangible assets as of June 30, 2013 and September 30, 2012.

	June 30, 2013			September 30, 2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Purchased contracts	$111,635	$(109,564)	$2,071	$111,635	$(106,935)	$4,700
Internal use software and engineering designs	3,182	(2,897)	285	3,182	(2,640)	542

Total	$114,817	$(112,461)	$2,356	$114,817	$(109,575)	$5,242

The weighted-average remaining amortization period of intangible assets was approximately 20 months at June 30, 2013 and September 30, 2012. Amortization expense was approximately $316 thousand and $1.6 million for the quarters ended June 30, 2013 and 2012 and approximately $2.9 million and $5.0 million for the nine months ended June 30, 2013 and 2012. Estimated aggregate amortization expense for the next five years and thereafter is as follows.

(In thousands)
2013 (for the remainder of the fiscal year)	$316
2014	1,079
2015	736
2016	141
2017	51
2018	33
Thereafter	—

$2,356

(10) Long-Term Debt

Alion’s current debt structure includes a $35 million revolving credit facility, $329.8 million in Secured Notes ($310 million in initial face value plus $19.8 million in paid in kind (PIK) interest notes issued) and $240 million of Unsecured Notes. The Company is in compliance with each of the affirmative, negative and financial covenants in its existing debt agreements as of June 30, 2013.

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company can use its credit facility for working capital, permitted acquisitions and general corporate purposes. This includes up to $35.0 million in letters of credit and up to $5.0 million in short-term swing line loans. As of June 30, 2013, the Company had $4.0 million in outstanding letters of credit and no balance actually drawn.

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

Other Fees and Expenses. Each quarter, Alion pays a commitment fee of 175 basis points per year on the prior quarter’s daily unused Credit Agreement balance. The Company paid approximately $139 thousand and $130 thousand in commitment fees for the quarters ended June 30, 2013 and 2012. The Company paid approximately $411 thousand and $422 thousand in fees for the nine months ended June 30, 2013 and 2012.

Alion pays letter-of-credit issuance and administrative fees, and up to a 25 basis point fronting fee and interest in arrears each quarter on all outstanding letters of credit. The interest rate is based on the Eurodollar loan rate which was 6.0% as of June 30, 2013. The Company also pays an annual agent’s fee.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Covenants. As of June 30, 2013, Alion was in compliance with the covenants set forth in the Indenture governing its 12% Secured Notes (Secured Note Indenture). The Secured Note Indenture does not contain any financial covenants.

A Secured Note Indenture covenant restricts our ability to incur additional debt. Defined terms in the Secured Note Indenture include: Net Available Cash, Total Assets, Restricted Subsidiaries, Indebtedness, Adjusted EBITDA and Consolidated Interest Expense. Alion and its Restricted Subsidiaries may not issue, incur, assume, guarantee, or otherwise become liable for any debt unless our Adjusted EBITDA to Consolidated Interest Expense ratio is greater than 2.0 to 1.0. Adjusted EBITDA under the Secured Note Indenture differs from Consolidated EBITDA as defined in our Credit Agreement. Adjusted EBITDA is less than Consolidated EBITDA because it does not include employee investments in Alion common stock. Our Adjusted EBITDA to Consolidated Interest Expense ratio was 0.96 to 1.0 as of June 30, 2013 ($72.3 million in Adjusted EBITDA to $75.6 million in Consolidated Interest Expense). Our ratio was 0.93 to 1.0 as of September 30, 2012 ($69.3 million in Adjusted EBITDA to $74.9 million in Consolidated Interest Expense). Even if Adjusted EBITDA is not at least two times Consolidated Interest Expense, we may incur other permitted debt including:

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Unsecured Notes

In February 2007, Alion issued and sold $250.0 million of its private 10.25% senior unsecured notes due February 1, 2015 (Unsecured Notes) to Credit Suisse, which informed the Company it had resold most of the notes to qualified institutional buyers. In June 2007, Alion exchanged the private Unsecured Notes for publicly tradable Unsecured Notes with the same terms. IPS, CATI, METI, JJMA, BMH, WCI, WCGS, MA&D and Alion International Corporation guarantee the Unsecured Notes. From time to time, Alion has repurchased some of its outstanding Unsecured Notes in open market transactions. As of June 30, 2013, the Company had repurchased $10 million worth of Unsecured Notes: $2 million in November 2010; $3 million in June 2011 and $5 million in June 2013. In July 2013, the Company repurchased an additional $5 million worth of Unsecured Notes. (See Note 21 – Subsequent Event).

Interest and Fees. The Unsecured Notes bear interest at 10.25% per year, payable semi-annually in arrears on February 1 and August 1. Alion pays interest to holders of record as of the immediately preceding January 15 and July 15. The Company must pay interest on overdue principal or interest at 11.25% per annum to the extent lawful.

Covenants. There are no financial covenants in the Unsecured Note Indenture. As of June 30, 2013, we were in compliance with the Unsecured Note Indenture non-financial covenants.

A covenant in the Unsecured Note Indenture restricts our ability to incur additional debt. Defined terms in the Unsecured Note Indenture include: Net Available Cash, Total Assets, Restricted Subsidiaries, Indebtedness, Adjusted EBITDA and Consolidated Interest Expense. Alion and its Restricted Subsidiaries may not issue, incur, assume, guarantee, or otherwise become liable for any indebtedness unless our Adjusted EBITDA to Consolidated Interest Expense ratio is greater than 2.0 to 1.0. Adjusted EBITDA under the Unsecured Note Indenture differs from Consolidated EBITDA as defined in our Credit Agreement. Adjusted EBITDA is less than Consolidated EBITDA because it does not include employee investments in Alion common stock. Our Adjusted EBITDA to Consolidated Interest Expense ratio was 0.96 to 1.0 as of June 30, 2013 ($72.3 million in Adjusted EBITDA to $75.6 million in Consolidated Interest Expense). Our ratio was 0.93 to 1.0 as of September 30, 2012 ($69.3 million in Adjusted EBITDA to $74.9 million in Consolidated Interest Expense). Even if Adjusted EBITDA is not at least two times Consolidated Interest Expense, we may incur other permitted debt including:

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Interest Payable

As of June 30, 2013, and September 30, 2012 interest payable consisted of the following amounts.

	June 30	September 30,
	2013	2012
	(In thousands)
Unsecured Notes	$10,252	$4,188
Secured Notes	5,497	13,470

Total	$15,749	$17,658

As of June 30, 2013, Alion must make the following principal repayments (at face amount before debt discount) for its outstanding debt.

Fiscal Year:	2013	2014	2015	Total
Secured Notes and PIK Interest(1)	$—	$—	$339,788	$339,788
Unsecured Notes(2)	—	—	240,000	240,000

Total Principal Payments	$—	$—	$579,788	$579,788

1.	The Secured Notes due November 2014 include $310 million of debt issued in March 2010 and an estimated $29.8 million in PIK interest added to principal over the life of the notes. As of June 30, 2013, the $318.3 million carrying value on the face of the balance sheet included $310 million in principal, $19.8 million in PIK notes issued; $1.1 million in accrued PIK interest and is net of $12.6 million in aggregate unamortized debt issue costs. Initial debt issue costs consist of $7.7 million in original issue discount, $13.5 million in third-party costs and $20.8 million for the Secured Note warrants’ initial fair value.
2.	As of June 30, 2013, the Unsecured Notes due February 2015 include $240 million in principal and $1.4 million in unamortized debt issue costs (initially $7.1 million). The Company repurchased $5 million in face value of Unsecured Notes in July 2013.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2013		September 30, 2012
	(In thousands)
	Secured Notes	Unsecured Notes	Secured Notes	Unsecured Notes
Face value of original notes outstanding	$310,000	$240,000	$310,000	$245,000
PIK interest notes issued	19,788	—	13,293	—

Face value of outstanding notes	$329,788	$240,000	$323,293	$245,000
PIK interest notes to be issued	1,099	—	2,692	—

Face value of notes outstanding and notes to be issued	$330,887	$240,000	$325,985	$245,000
Less: unamortized debt issue costs	(12,572)	(1,403)	(19,483)	(2,077)

Carrying value	$318,315	$238,597	$306,502	$242,923

Fair value of outstanding notes	$332,700	$140,575	$303,598	$141,605

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

The Secured Note warrants had an initial fair value of approximately $20.8 million based on Alion’s former share price of $34.50. Alion recognized the value of the warrants as part of the debt issue costs for the Secured Notes and recorded a corresponding credit to equity. The Company accounts for the Secured Note warrants as equity and reassesses this classification each reporting period. The Company identified no required changes in accounting treatment as of June 30, 2013.

(13) Leases

Future minimum lease payments under non-cancelable operating leases for buildings, equipment and automobiles at June 30, 2013 are set out below. Alion has subleased some excess capacity to subtenants under non-cancelable operating leases.

Lease Payments for Fiscal Years Ending	(In thousands)
2013 (for the remainder of fiscal year)	$6,992
2014	25,445
2015	24,789
2016	20,999
2017	17,803
2018	14,931
And thereafter	19,109

Gross lease payments	$130,068
Less: non-cancelable subtenant receipts	(1,854)

Net lease payments	$128,214

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Composition of Total Rent Expense
	Nine Months Ended
	June 30,
	2013	2012
	(In thousands)
Minimum rentals	$16,179	$15,722
Less: Sublease rental income	(452)	(110)

Total rent expense, net	$15,727	$15,612

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

Based on the value of common stock contributed and to be contributed to the Plan, Alion recognized $3.3 million and $10.5 million in Plan expense for the three and nine months ended June 30, 2013 and $3.4 million and $10.5 million in Plan expense for the three and nine months ended June 30, 2012.

(15) Long Term Incentive Compensation Plan

Alion adopted a long-term cash incentive compensation plan for certain executives in December 2008. The Company amended its incentive compensation plan in January 2010 and amended and restated it in June 2013. The most recent amendment creates new change in control provisions that apply to future grants. Individual incentive compensation grants contain specific financial and performance goals and vest over varying periods. Some grants are for a fixed amount; others provide a range of values from a minimum of 50% to a maximum of 150% of initial grant value. The Company periodically evaluates the probability that individuals will achieve stated financial and performance goals.

Alion recognizes long term incentive compensation expense based on outstanding grants’ stated values, estimated probability of achieving stated goals and estimated probable future grant values. The Company recognized credits to incentive compensation expense of $7 thousand and $234 thousand for the three months ended June 30, 2013 and 2012 due to forfeitures. The Company recognized $1.5 million and $658 thousand in incentive compensation expense for the nine months ended June 30, 2013 and 2012.

(16) Stock Based Compensation

Alion initially adopted its Stock Appreciation Rights (SAR) Plan in 2004. The Company amended and restated the SAR Plan in January 2007; amended it in January 2010; and amended and restated the SAR Plan in June 2013. The SAR Plan expires in November 2016. The most recent SAR Plan amendment revises certain change in control provisions.

The chief executive officer may award SARs as he deems appropriate. Awards vest ratably over four years with payment following the grant date fifth anniversary. Grants with no intrinsic value expire on their year-five payment date. The SAR Plan provides for accelerated vesting in the event of death or disability and provides for accelerated vesting of existing grants on a change in control. Approximately 738 thousand SARs were outstanding at June 30, 2013, at a weighted average grant date fair value of $25.02 per share. No outstanding grant has any intrinsic value.

In June 2013, the Company amended and restated its Phantom Stock Plan and its Performance Shares and Retention Phantom Stock Plan. No grants are outstanding under either of these plans.

Alion recognized $21 thousand and $79 thousand in stock based compensation expense for the three and nine months ended June 30, 2013. The Company recognized $36 thousand in stock based compensation expense for the three months ended June 30, 2012. For the nine months ended June 30, 2012, the Company recognized a $30 thousand credit to stock based compensation expense.

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(17) Income Taxes

Deferred Taxes

Alion is subject to income taxes in the U.S., various states, India and Canada. Tax statutes and regulations within each jurisdiction are subject to interpretation requiring management to apply significant judgment. Alion recorded $1.7 million in goodwill related deferred tax expense and liabilities this quarter and $5.2 million in goodwill related deferred tax expense and liabilities for the nine months ended June 30, 2013.

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

The Company’s effective tax rate for the nine months ended June 30, 2013 was -23.8% and –19.6% for the nine months ended June 30, 2012. As of June 30, 2013 and September 30, 2012 the net deferred tax liability was:

	June 30, 2013	September 30, 2012
	(In thousands)
Current deferred tax asset	$9,324	$11,207
Noncurrent deferred tax asset	83,021	67,207
Valuation allowance	(92,345)	(78,414)
Noncurrent deferred tax liability	(56,386)	(51,156)

Net deferred tax liability	$(56,386)	$(51,156)

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

Alion may become subject to federal or state income tax examination for tax years ended September 2010 and forward. Alion’s former status as a pass-through entity owned by a tax-exempt trust makes an examination unlikely and the possibility of an adverse determination remote. The Company does not expect resolution of tax matters for any open years to materially affect its operating results, financial condition, cash flows or effective tax rate.

(18) Segment Information

Alion operates as a single segment, providing advanced engineering, information technology and operational solutions to strengthen national security and drive business results under contracts with the U.S. government, state and local governments, and commercial customers.

U.S. government customers typically exercise independent contracting authority. U.S. government agencies, department offices or divisions may use Alion’s services as a separate customer directly, or through a prime contractor, if they have independent decision-making and contracting authority within their organization. U.S. government prime contracts accounted for approximately 87% and 85% of total contract revenue for the nine months ended June 30, 2013, and 2012.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Government Audits

Federal government cost-reimbursement contract revenues and expenses in the unaudited condensed consolidated financial statements are subject to DCAA audit and possible adjustment. Alion is a major contractor and DCAA maintains an office on site to perform various audits throughout the year. The Company has settled indirect rates through 2005 based on completed DCAA audits. All subsequent years are open. Alion has recorded federal government contract revenue based on amounts it expects to realize upon final settlement.

(20) Guarantor/Non-guarantor Unaudited Condensed Consolidated Financial Information

Certain of Alion’s wholly-owned domestic subsidiaries have jointly, severally, fully and unconditionally guaranteed both the Secured Notes and the Unsecured Notes which are general obligations of the Company. In March 2010, the Unsecured Note Indenture was amended to include as Unsecured Note guarantors all subsidiaries serving as Secured Note guarantors.

The following information presents unaudited condensed consolidating balance sheets as of June 30, 2013 and September 30, 2012; unaudited condensed consolidating statements of operations and comprehensive loss for the three and nine month periods ended June 30, 2013 and 2012; and unaudited condensed consolidating statements of cash flows for the nine months ended June 30, 2013 and 2012 of Alion, its guarantor subsidiaries and its non-guarantor subsidiaries. Investments include Alion’s investments in its subsidiaries presented using the equity method of accounting.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet as of June 30, 2013 (unaudited)

	Parent	Guarantor Companies	Non-Guarantor Companies	Eliminations	Consolidated
	(In thousands)
Current assets:
Cash and cash equivalents	$19,950	$(4)	$30	$—	$19,976
Accounts receivable, net	181,900	2,930	367	—	185,197
Receivable due from ESOP Trust	—	—	—	—	—
Prepaid expenses and other current assets	6,242	151	(102)	—	6,291

Total current assets	208,092	3,077	295	—	211,464
Property, plant and equipment, net	9,166	468	6	—	9,640
Intangible assets, net	2,356	—	—	—	2,356
Goodwill	398,921	—	—	—	398,921
Investment in subsidiaries	28,267	—	—	(28,267)	—
Intercompany receivables	1,865	27,759	—	(29,624)	—
Other assets	10,479	—	5	—	10,484

Total assets	$659,146	$31,304	$306	$(57,891)	$632,865

Current liabilities:
Interest payable	$15,749	$—	$—	$—	$15,749
Trade accounts payable	66,478	121	—	—	66,599
Accrued liabilities	42,889	130	39	—	43,058
Accrued payroll and related liabilities	36,946	594	56	—	37,596
Billings in excess of revenue earned	4,174	74	3	—	4,251

Total current liabilities	166,236	919	98	—	167,253
Intercompany payables	27,759	100	1,765	(29,624)	—
Secured notes	318,315	—	—	—	318,315
Unsecured notes	238,597	—	—	—	238,597
Accrued compensation and benefits, excluding current portion	6,090	—	—	—	6,090
Non-current portion of lease obligations	12,484	462	—	—	12,946
Deferred income taxes	56,386	—	—	—	56,386
Commitments and contingencies
Redeemable common stock	111,017	—	—	—	111,017
Common stock warrants	20,785	—	—	—	20,785
Common stock of subsidiaries	—	4,084	—	(4,084)	—
Accumulated other comprehensive loss	(149)	—	—	—	(149)
Accumulated deficit	(298,374)	25,739	(1,557)	(24,183)	(298,375)

Total liabilities, redeemable common stock and accumulated deficit	$659,146	$31,304	$306	$(57,891)	$632,865

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet as of September 30, 2012 (unaudited)

	Parent	Guarantor	Non-Guarantor Companies	Eliminations	Consolidated
	(In thousands)
Current assets:
Cash and cash equivalents	$27,271	$(44)	$—	$—	$27,227
Accounts receivable, net	172,365	2,783	145	—	175,293
Receivable due from ESOP Trust	1,129	—	—	—	1,129
Prepaid expenses and other current assets	5,378	70	—	—	5,448

Total current assets	206,143	2,809	145	—	209,097
Property, plant and equipment, net	10,064	529	12	—	10,605
Intangible assets, net	5,242	—	—	—	5,242
Goodwill	398,921	—	—	—	398,921
Investment in subsidiaries	27,994	—	—	(27,994)	—
Intercompany receivables	1,438	27,475	—	(28,913)	—
Other assets	11,427	—	4	—	11,431

Total assets	$661,229	$30,813	$161	$(56,907)	$635,296

Current liabilities:
Interest payable	$17,658	$—	$—	$—	$17,658
Trade accounts payable	44,582	201	10	—	44,793
Accrued liabilities	52,265	190	5	—	52,460
Accrued payroll and related liabilities	39,305	589	32	—	39,926
Billings in excess of costs revenue earned	2,656	6	4	—	2,666

Total current liabilities	156,466	986	51	—	157,503
Intercompany payables	27,476	—	1,437	(28,913)	—
Secured Notes	306,502	—	—	—	306,502
Unsecured Notes	242,923	—	—	—	242,923
Accrued compensation and benefits, excluding current portion	5,905	—	—	—	5,905
Non-current portion of lease obligations	11,858	506	—	—	12,364
Deferred income taxes	51,156	—	—	—	51,156
Redeemable common stock	110,740	—	—	—	110,740
Common stock of subsidiaries	—	4,084	—	(4,084)	—
Commitments and contingencies
Common stock warrants	20,785	—	—	—	20,785
Accumulated other comprehensive loss	(149)	—	—	—	(149)
Accumulated surplus (deficit)	(272,433)	25,237	(1,327)	(23,910)	(272,433)

Total liabilities, redeemable common stock and accumulated deficit	$661,229	$30,813	$161	$(56,907)	$635,296

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations and Comprehensive Loss for the Three Months Ended June 30, 2013 (unaudited)

	Parent	Guarantor Companies	Non-Guarantor Companies	Eliminations	Consolidated
	(In thousands)
Contract revenue	$218,344	2,414	189	—	$220,947
Direct contract expense	172,741	1,476	97	—	174,314

Gross profit	45,603	938	92	—	46,633

Operating expenses	20,365	460	104		20,929
General and administrative	13,370	632	15	—	14,017

Operating income (loss)	11,868	(154)	(27)	—	11,687
Other income (expense):
Interest income	10	—	—	—	10
Interest expense	(18,982)	—	—	—	(18,982)
Other	(59)	35	—	—	(24)
Gain on debt extinguishment	1,966	—	—	—	1,966
Equity in net income (loss) of subsidiaries	(146)		—	146	—

Total other expenses	(17,211)	35	—	146	(17,030)

(Loss) income before taxes	(5,343)	(119)	(27)	146	(5,343)
Income tax expense	(1,744)	—	—	—	(1,744)

Net loss	$(7,087)	$(119)	$(27)	$146	$(7,087)

Other comprehensive income
Postretirement actuarial gains	—	—	—	—	—

Comprehensive income (loss)	$(7,087)	$(119)	$(27)	$146	$(7,087)

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations and Comprehensive Loss for the Three Months Ended June 30, 2012 (unaudited)

	Parent	Guarantor Companies	Non-Guarantor Companies	Eliminations	Consolidated
	(In thousands)
Contract revenue	$207,952	$3,492	$70	$—	$211,514
Direct contract expense	162,939	2,077	26	—	165,042

Gross profit	45,013	1,415	44	—	46,472

Operating expenses	22,099	740	87	—	22,926
General and administrative	12,000	(67)	24	—	11,957

Operating income (loss)	10,914	742	(67)	—	11,589
Other income (expense):
Interest income	15	—	—	—	15
Interest expense	(18,793)	—	—	—	(18,793)
Other	71	(4)	—	—	67
Equity in net income of subsidiaries	671	—	—	(671)	—

Total other (expense) income	(18,036)	(4)	—	(671)	(18,711)

(Loss) income before taxes	(7,122)	738	(67)	(671)	(7,122)
Income tax expense	(1,744)	—	—	—	(1,744)

Net income (loss)	$(8,866)	$738	$(67)	$(671)	$(8,866)

Other comprehensive income:
Postretirement actuarial gains	—	—	—	—	—

Comprehensive income (loss)	$(8,866)	$738	$(67)	$(671)	$(8,866)

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations and Comprehensive Loss for the Nine Months Ended June 30, 2013 (unaudited)

	Parent	Guarantor Companies	Non-Guarantor Companies	Eliminations	Consolidated
	(In thousands)
Contract revenue	$639,186	$6,969	$402	$—	$646,557
Direct contract expense	505,326	4,241	344	—	509,911

Gross profit	133,860	2,728	58	—	136,646

Operating expenses	63,034	1,578	229	—	64,841
General and administrative	38,283	683	59	—	39,025

Operating income (loss)	32,543	467	(230)	—	32,780
Other income (expense):
Interest income	44	—	—	—	44
Interest expense	(56,814)	—	—	—	(56,814)
Other	(19)	35	—	—	16
Gain on debt extinguishment	1,966	—	—	—	1,966
Equity in net income of subsidiaries	272	—	—	(272)	—

Total other (expense) income	(54,551)	35	—	(272)	(54,788)

(Loss) income before taxes	(22,008)	502	(230)	(272)	(22,008)
Income tax expense	(5,231)	—	—	—	(5,231)

Net income (loss)	$(27,239)	$502	$(230)	$(272)	$(27,239)

Other comprehensive income:	—
Postretirement actuarial gains	—	—	—	—	—

Comprehensive income (loss)	$(27,239)	$502	$(230)	$(272)	$(27,239)

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations and Comprehensive Loss for the Nine Months Ended June 30, 2012 (unaudited)

	Parent	Guarantor Companies	Non-Guarantor Companies	Eliminations	Consolidated
	(In thousands)
Contract revenue	$587,043	11,038	436	—	$598,517
Direct contract expense	455,469	6,105	243	—	461,817

Gross profit	131,574	4,933	193	—	136,700

Operating expenses	67,118	2,106	169		69,393
General and administrative	37,658	75	140	—	37,873

Operating income (loss)	26,798	2,752	(116)	—	29,434
Other income (expense):
Interest income	56	—	—	—	56
Interest expense	(56,130)	—	—	—	(56,130)
Other	(60)	10	—	—	(50)
Equity in net income (loss) of subsidiaries	2,646		—	(2,646)	—

Total other expenses	(53,488)	10	—	(2,646)	(56,124)

(Loss) income before taxes	(26,690)	2,762	(116)	(2,646)	(26,690)
Income tax expense	(5,231)	—	—	—	(5,231)

Net loss	$(31,921)	$2,762	$(116)	$(2,646)	$(31,921)

Other comprehensive income
Postretirement actuarial gains	—	—	—	—	—

Comprehensive income (loss)	$(31,921)	$2,762	$(116)	$(2,646)	$(31,921)

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended June 30, 2013 (unaudited)

	Parent	Guarantor Companies	Non-Guarantor Companies	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$1,130	$40	$30	$1,200
Cash flows from investing activities:
Capital expenditures	(952)	—	—	(952)

Net cash used in investing activities	(952)	—	—	(952)
Cash flows from financing activities:
Repurchase Unsecured Notes	(3,005)	—	—	(3,005)
Revolver borrowings	3,201	—	—	3,201
Revolver payments	(3,201)	—	—	(3,201)
Loan to ESOP Trust	(1,907)	—	—	(1,907)
ESOP loan repayment	1,907	—	—	1,907
Redeemable common stock purchased from ESOP Trust	(6,660)	—	—	(6,660)
Redeemable common stock sold to ESOP Trust	2,166	—	—	2,166

Net cash used in financing activities	(7,499)	—	—	(7,499)
Net (decrease) increase in cash and cash equivalents	(7,321)	40	30	(7,251)
Cash and cash equivalents at beginning of period	27,271	(44)	—	27,227

Cash and cash equivalents at end of period	$19,950	$(4)	$30	$19,976

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended June 30, 2012 (unaudited)

	Parent	Guarantor Companies	Non-Guarantor Companies	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(7,139)	$(41)	$1	$(7,179)
Cash flows from investing activities:
Capital expenditures	(2,341)	2	—	(2,339)

Net cash used in investing activities	(2,341)	2	—	(2,339)
Cash flows from financing activities:
Revolver borrowings	26,000	—	—	26,000
Revolver payments	(26,000)	—	—	(26,000)
Loan to ESOP Trust	(477)	—	—	(477)
ESOP loan repayment	477	—	—	477
Redeemable common stock purchased from ESOP Trust	(4,836)	—	—	(4,836)
Redeemable common stock sold to ESOP Trust	1,302	—	—	1,302

Net cash provided by financing activities	(3,534)	—	—	(3,534)
Net increase (decrease) in cash and cash equivalents	(13,014)	(39)	1	(13,052)
Cash and cash equivalents at beginning of period	20,845	(27)	—	20,818

Cash and cash equivalents at end of period	$7,831	$(66)	$1	$7,766

(21) Subsequent Event

On July 16, 2013, Alion used its revolving credit facility to repurchase $5.0 million worth of Unsecured Notes in an open market transaction at a discount to face value. Alion recognized approximately $1.9 million as a debt extinguishment gain from its July 2013 Unsecured Note repurchase.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist the reader’s understanding of Alion’s financial condition, results of operations, liquidity and capital resources. This discussion should be read together with the unaudited condensed consolidated financial statements and related notes in Item 1. This discussion updates the information contained in our Annual Report on Form 10-K for the year ended September 30, 2012 and contained in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and presumes that readers have access to, and will have read, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in those reports.

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

Factors that could cause actual results to differ materially from anticipated results include, but are not limited to:

•	U.S. government debt ceiling limitations, sequestration, continuing resolutions, or other similar federal government budgetary or funding issues;

•	U.S. government shutdowns;

•	U.S. government decisions to reduce funding for projects we support;

•	Failure to retain our existing government contracts, win new business and win re-competed contracts;

•	Failure of government customers to exercise contract options;

•	Limits on financial and operational flexibility given our substantial debt and debt covenants;

•	Government contract bid protest and termination risks;

•	Competitive factors such as pricing pressures and competition to hire and retain employees;

•	Results of current and future legal proceedings and government agency proceedings which may arise from operations and attendant risks of fines, liabilities, penalties, suspension and debarment;

•	Tax law changes that could affect tax liabilities or Alion’s effective tax rate;

•	ERISA law changes related to the KSOP;

•	Changes in SEC rules, and other corporate governance requirements;

•	Undertaking acquisitions that increase costs or liabilities or are disruptive;

•	Taking on additional debt to fund acquisitions;

•	Failing to adequately integrate acquired businesses;

•	Any future inability to maintain adequate internal control over financial reporting or covenant compliance measurement;

•	Risks from private securities litigation, regulatory proceedings or government enforcement actions relating to prior covenant compliance disclosures;

•	Material changes in laws or regulations affecting our businesses;

•	Material changes to our capital structure including financing transactions which may dilute ESOP participants’ interest in Alion’s capital stock; and

•	Other risk factors discussed in Alion’s annual report on Form 10-K for the year ended September 30, 2012 filed with the SEC on December 17, 2012 and any subsequent reports.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s view only as of August 8, 2013. We undertake no obligation to update any of the forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise. This discussion addresses only continuing operations.

Overview

Alion delivers advanced engineering, IT, and operational solutions to strengthen national security and drive business results. For customers in defense, civilian government, foreign governments and commercial industries worldwide, Alion’s engineered solutions support smarter decision-making and enhanced readiness in rapidly-changing environments.

Our engineering, scientific expertise and program management services support a range of specialized core business areas, from naval architecture to systems engineering to modeling, simulation and training. Alion builds on a 75-year history of delivering highly technical, yet practical and cost-effective solutions to resolve our customers’ fundamental challenges and help them accomplish their missions.

The legislative and executive branches of the federal government remain committed to achieving cost controls and budget reductions to defense and civilian agencies, which affect routine operations and specific programs. The Budget Control Act of 2011 (as amended by the American Taxpayer Relief Act of 2012) established a “baseline” from which certain programs and operations may see significant cutbacks or funding limitations and automatic spending cuts to be implemented over time beginning in March, 2013 known as sequestration. Programmatic and budgetary reductions are expected to decrease government spending and affect contractor revenues in the defense and civilian government sector.

Alion is not exempt from federal government funding and budgetary constraints. The Secretary of Defense has directed his organization to implement expense reductions mandated by sequestration. Therefore, Alion’s customers may face constraints on their ability to add funding, or maintain current funding levels to existing contracts and to execute new contracts. As with others in the defense contracting sector, there may be the possibility of significant funding reductions on a number of our contracts and programs.

Alion has responded to the budgetary challenge by reducing costs and headcount for indirect and administrative staff, lowering facilities costs and striving to position the Company to serve its customers more effectively and efficiently. While we believe our customers will continue to seek our high-end engineering and technical expertise and solutions, we are not unaffected by today’s current market pressures. However, we think the legislative and executive branch focus on controlling and reducing costs will ultimately help us to sell our services and solutions to our government customers so they can improve their operating efficiency and effectiveness. Due to the nature of our high-end engineering and technical services, we believe we are positioned to meet the challenges of a changing professional services market place.

To date, funding for most of Alion’s contracts has not been materially adversely affected by Department of Defense budget reductions for specific programs, or by delays or reductions for other programs due to sequestration. Our future financial performance could be materially adversely affected by sequestration, budget reductions, government shutdowns and other market factors which we identified in our Annual Report on Form 10-K for our fiscal year ended 2012. Any one of more of these risks could reduce our future revenue and operating income below current or prior year levels and have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Results of Operations

Quarter Ended June 30, 2013, Compared to Quarter Ended June 30, 2012

Despite a challenging defense market, the Company continues to win new contracts and execute on our existing base of business. Our fiscal 2013 third quarter revenues increased 4.5% over fiscal 2012 third quarter revenue. As with our increase in revenue, our gross margin and operating income posted modest increases as compared to last year’s third quarter results.

Revenue increases were attributed in part to growing our existing base of business which includes Special Operations Command, the Naval Warfare Centers, Rapid Equipping Force, Naval Sea Systems Command, and the Tank Automotive Research Development and Engineering Center. In addition, we continue to expand our business with new customers such as our work in India performing Naval Architecture and Marine Engineering services and providing high-end nuclear engineering services at several international nuclear power plants.

Risks related to sequestration, budget reductions, government shutdown and other market factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 could slow or reverse the revenue growth we have experienced in fiscal 2013 which could have a material, adverse effect on our business, financial condition, results of operations and cash flows in future periods. In fiscal 2013 the Company has not been significantly impacted by reductions related to sequestration or other budget cuts, although we have experienced decreases in our funding levels on several of our U.S. Navy programs and training related support work. Funding reductions associated with sequestration may impact the company to a greater degree in the fourth quarter, and in to our fiscal year 2014. At this time, the impact of these possible reductions cannot be measured with any degree of certainly.

Revenue

Third quarter revenue in 2013 was $220.9 million, up $9.4 million (4.5%) over 2012 third quarter results. This growth was driven in part by our high-end agile engineering, rapid prototyping and technology integration work in the Systems Analysis, Design and Engineering core business area, which increased $20.5 million (36.6%) compared to third quarter of last year. This core business area supported customers such as the U.S. Special Forces Command, the Tank Automotive Research Development and Engineering Center, the Night Vision and Electronic Sensors Directorate, Navy Warfare Development Command, Joint Counter Radio-Controlled Improvised Explosive Device Electronic Warfare programs, and the Rapid Equipping Force. Support for new and existing customers drove an $11.0 million overall increase in third quarter Department of Defense revenue as work with the U.S. Special Forces Command, the Tank Automotive Research Development and Engineering Center, Naval Surface Warfare Center, U. S. Marine Corps and Department of Homeland Security has expanded.

The $2.6 million increase in our third quarter Commercial and International business is related to the Naval Architecture and Marine Engineering work we are performing for the new generation Naval Offshore Patrol Vessel (NOPV) in India. High-end nuclear engineering work at several international nuclear power plants also boosted our Commercial and International business. In addition, work on our PMS 377 and Team Submarine contracts increased in the third quarter, but these gains were offset by reduced activity on several ship design and construction support contracts related to the timing of the build cycles on several programs. These decreases, along with funding delays and reductions related to budget cuts and sequestration led to declines in our third quarter U.S. Navy revenue as well as our Naval Architecture and Marine Engineering revenue. Civilian agency revenue also declined $4.1 million compared to last year as tasking in our high-end consulting business has decreased due to budgetary pressures.

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

	Three Months Ended June 30,
	2013		2012
Revenue by Customer		% of revenue		% of revenue
U.S. Air Force	$48.4	21.9%	$54.1	25.6%
U.S. Army	20.3	9.2%	28.2	13.3%
U.S. Navy	93.3	42.2%	104.3	49.4%
Other Department of Defense customers	41.6	18.8%	6.0	2.8%

Sub-total Department of Defense customers	203.6	92.1%	192.6	91.1%
Other Federal Agencies	8.9	4.0%	13.1	6.2%

Sub-total U.S. Government customers	212.5	96.1%	205.7	97.3%
Commercial and International customers	8.5	3.9%	5.8	2.7%

Total Revenue	$221.0	100.0%	$211.5	100.0%

Certain quarterly revenue by customer for the three months ended June 30, 2012 disclosed above differs from amounts previously disclosed due to customers re-defining individual contracts, task orders and programs. While this re-classification may shift reported revenue from one classification to another, our total revenue for the period remains unchanged.

We provide professional engineering, program management and information technology services and scientific expertise in a range of specialized core business areas. We recently reorganized our business areas to more closely align our services with the demands of the marketplace. Our revised core business areas track internal resource realignments and consolidations we made to foster greater collaboration across Alion. We expect this will improve our efficiency and enhance our ability to provide complete customer solutions. Factors impacting the growth of our Naval Architecture and Marine Engineering and Systems Analysis, Design and Engineering are noted in the preceding Revenue and Sources of Revenue sections. Reductions in the Modeling, Simulation, Training and Analysis are due, in part, to award delays on our Software, Networks, Information, Modeling and Simulation (SNIM) contract, slower than anticipated ramp-up periods on new contract awards, as well as sequestration related reductions in our customer’s training and travel budgets which decreased our support activity in several modeling and simulation centers we manage for our customers. The table below summarizes our third quarter fiscal 2013 and 2012 revenue by core business area.

	Three Months Ended June 30,
Core Business Area Revenue	2013		2012
Naval Architecture and Marine Engineering	$90.4	40.9%	$91.6	43.3%
Systems Analysis, Design and Engineering	76.5	34.6%	56.0	26.5%
Modeling, Simulation, Training and Analysis	54.0	24.5%	63.9	30.2%

Total Revenue	$220.9	100.0%	$211.5	100.0%

Certain quarterly revenue by core business area for the three months ended June 30, 2012 disclosed above differs from amounts previously disclosed due to customers re-defining individual contracts, task orders and programs. While this re-classification may shift reported revenue from one classification to another, our total revenue for the period remains unchanged.

Cost-reimbursement revenue increased $12.1 million (6.8%) and provided 85.6% of 2013 third quarter revenue as our customers, including the Naval Sea Systems Command and the Defense Technical Information Center’s Information Analysis Center (IAC) contracts, continue to utilize this method of contracting with Alion. Fixed price contract revenue was up $4.7 million to 8.8% of third quarter revenue as a result of our international Naval Architecture and Marine Engineering work and high-end nuclear engineering contracts. Time and material contract revenue fell $7.4 million to less than 6% of third quarter revenue. The table below summarizes our third quarter fiscal 2013 and 2012 revenue by contract billing type.

	Three Months Ended June 30,
Revenue by Contract Billing Type	2013		2012
Cost reimbursable contracts	$189.0	85.6%	$176.9	83.7%
Fixed price contracts	19.4	8.8%	14.7	7.0%
Time and material contracts	12.5	5.6%	19.9	9.3%

Total Revenue	$220.9	100.0%	$211.5	100.0%

Certain quarterly revenue by contract billing type for the three months ended June 30, 2012 disclosed above differs from amounts previously disclosed due to customers re-defining individual contracts, task orders and programs. While this re-classification may shift reported revenue from one classification to another, our total revenue for the period remains unchanged.

Third quarter prime contract revenue was up $16.6 million, a 9.1% increase compared to last year. Revenue from our work as a subcontractor was down $7.2 million this quarter as we continue to increase our position as a prime contractor on larger, more complex programs. As a prime contractor, we deliver services to customers by deploying our own staff and managing the efforts of other contractors. We also procure additional materials to support our customers who utilize our agile engineering and rapid prototyping support services. Costs for companies that work for us as subcontractors on our prime contracts and costs for materials often generate lower contract fee percentages, which in turn, place downward pressure on our gross margins. The table below summarizes our third quarter fiscal 2013 and 2012 prime and subcontract revenue.

	Three Months Ended June 30,
Prime and Subcontract Revenue	2013		2012
Prime contracts	$198.3	89.8%	$181.7	85.9%
Subcontracts from other companies	22.6	10.2%	29.8	14.1%

Total Revenue	$220.9	100.0%	$211.5	100.0%

Certain quarterly revenue for prime and subcontracts for the three months ended June 30, 2012 disclosed above differs from amounts previously disclosed due to customers re-defining individual contracts, task orders and programs. While this re-classification may shift reported revenue from one classification to another, our total revenue for the period remains unchanged.

The trend by our customers to execute work through IDIQ (Indefinite Delivery Indefinite Quantity) contract vehicles continued in the third quarter. Third quarter revenue from IDIQ contract vehicles increased by 14.6% as our customers utilized our contract vehicles such as our Weapons System Information Analysis Center and Seaport-E contracts, as well as other IDIQ contract vehicles. The table below summarizes our third quarter fiscal 2013 and 2012 revenue by contract vehicle type.

	Three Months Ended June 30,
Contract Vehicles	2013		2012
IDIQ Contracts	$145.0	65.6%	$126.5	59.8%
Individual contracts and delivery orders	75.9	34.4%	85.0	40.2%

Total Revenue	$220.9	100.0%	$211.5	100.0%

Certain quarterly revenue for IDIQ contracts for the six months ended June 30, 2012 disclosed above differs from amounts previously disclosed due to customers re-defining individual contracts, task orders and programs. While this re-classification may shift reported revenue from one classification to another, our total revenue for the period remains unchanged.

Selected Financial Information

The table below summarizes our third quarter fiscal 2013 and 2012 revenues and income from operations. Third quarter revenue increased by $9.4 million (4.5%) year over year and our gross margins posted a modest increase of $161 thousand. Total third quarter operating expenses were stable year over year, increasing $63 thousand as $2.0 million in higher general and administrative costs were offset by nearly $2.0 million in savings from other operating expenses. This led to an operating income increase of $98 thousand.

	Three Months Ended June 30,
	2013		2012
	(Dollars in thousands)
		% of		% of
Selected Financial Information		revenue		revenue
Total contract revenue	$220,947		$211,514
Total direct contract costs	174,314	78.9%	165,042	78.0%
Direct labor costs	64,642	29.3%	64,511	30.5%
Materials and subcontracts	106,350	48.1%	95,249	45.0%
Other direct costs	3,322	1.5%	5,282	2.5%
Gross profit	46,633	21.1%	46,472	22.0%
Total operating expense	34,946	15.8%	34,883	16.5%
Major components of operating expense:
Overhead and G&A expenses	26,077	11.8%	24,006	11.3%
Rental and occupancy expense	7,554	3.4%	8,006	3.8%
Depreciation and amortization	1,315	0.6%	2,871	1.4%
Operating income	$11,687	5.3%	$11,589	5.5%

Direct Contract Expense and Gross Profit

Third quarter 2013 direct contract expenses were $9.3 million higher, up 5.6% to $174.3 million compared to last year’s direct costs of $165.0 million. This increase is consistent with higher quarterly revenue. Direct labor costs increased $131 thousand to $64.6 million (29.3% of revenue) as compared to last year. This increase was attributed to the new work in the Commercial and International core business area, and the expansion of our agile engineering, rapid prototyping and high-end engineering businesses. The agile engineering, rapid prototyping and high-end engineering businesses also drove the increase in our purchased materials and subcontractor costs, which increased $10.7 million (11.3%). Our other direct contract costs were down $2.0 million as many of our customers reduced their travel budgets due to sequestration and other budget cuts.

Our third quarter 2013 gross profit was $46.6 million, up by approximately $161 thousand compared to 2012. Our gross profit margins declined to 21.1% of revenue as compared to the 22.0% of revenue reported last year, and increased 20 basis points as compared to our second quarter results for fiscal year 2013. Expanded use of subcontractors by Alion on our larger, more complex prime contracts and higher levels of purchased materials used in our agile engineering and rapid prototyping work contributed to our reduced gross margins.

Operating and General and Administrative Expenses

Third quarter 2013 operating expenses increased $63 thousand (0.2%) compared to the same period last year. Overhead and general administrative expenses increased approximately $2.1 million as the Company incurred costs related to its refinancing efforts. Depreciation and amortization charges declined more than $1.6 million compared to last year as amortization charges for contracts we obtained when we acquired JJMA in 2005 continue to decrease over time. In an effort to become more efficient and lower the cost of operations the Company reduced our occupancy expense by $452 thousand as compared to last year. Operating expenses, excluding refinancing related charges, continue to trend downward as they have since last year.

Operating Income

Third quarter 2013 operating income was $11.7 million, as compared to $11.6 million in third quarter operating income last year. This was due to higher revenue, higher direct costs, stable gross margin dollars and stable operating expenses which allowed us to maintain operating income at 5.3% of revenue for the quarter, and provide an increase from the second quarter of fiscal year 2013. The costs associated with our on-going refinancing efforts put downward pressure on our operating margins as compared to last year as our operating margins declined by 20 basis points.

Other Expense

Third quarter 2013 aggregate interest income and interest expense and other expense was approximately $285 thousand higher than last year’s comparable third quarter expense. Alion’s Senior Secured Note principal increases each time the Company issues notes in lieu of paying interest. Higher Senior Secured Note principal drives higher cash pay interest expense and higher non-cash and deferred interest charges. This quarter, we repurchased $5.0 million of our Unsecured Notes at a discount and recognized a $2.0 million gain on these repurchases.

	Three Months Ended June 30,
	2013	2012
	(In thousands)
Cash Pay Interest
Revolver	$201	$228
Secured Notes	8,217	8,055
Unsecured Notes	6,261	6,278
Other cash pay interest and fees	14	16

Sub-total cash pay interest	14,693	14,577
Deferred and Non-cash Interest
Secured Notes PIK interest	1,644	1,612
Debt issue costs and other non-cash items	2,645	2,604

Sub-total non-cash interest	4,289	4,216

Total interest expense	$18,982	$18,793

Income Tax Expense

Third quarter deferred income tax expense was $1.7 million both this year and last year. Our expense relates to tax-deductible goodwill.

We continue to record a full valuation allowance for any tax benefit we are entitled to recognize because our history of losses makes it unlikely we will be able to realize the full benefit of our deferred tax assets.

Net Loss

This quarter our net loss totaled $7.1 million. Third quarter operating income was stable year over year. However, as a result of the gain we recognized on repurchasing some of our Unsecured Notes at a discount to their face value, our bottom line improved and our net loss this quarter was $1.8 million less than it was in the third quarter of 2012.

Results of Operations

Nine Months Ended June 30, 2013 Compared to Nine Months Ended June 30, 2012

Despite a challenging defense market, the Company continues to win new contracts and execute on our existing base of business. Our fiscal 2013 year-to-date revenues increased 8.0% over fiscal 2012 year-to-date revenue while operating income outpaced our revenue growth by increasing 11.4%.

Revenue increases were attributed to growing our existing base of business, which includes our support of the Special Operations Command, the Naval Warfare Centers, Rapid Equipping Force, Naval Sea Systems Command, and the Tank Automotive Research Development and Engineering Center. In addition, we continue to expand our business with new customers, such as our work in India performing Naval Architecture and Marine Engineering services and providing high-end nuclear engineering services at several international nuclear power plants.

Company initiatives continue to drive efficiencies throughout the business and have reduced overhead expenses by more than $1.0 million and occupancy costs by $842 thousand as compared to last year. Contract amortization charges are declining over time as planned. Refinancing related expenses adversely affected general and administrative costs which have increased $1.2 million.

Risks related to sequestration, budget reductions government shutdown and other market factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 could slow or even reverse the revenue growth we have experienced this year, and could have a material, adverse effect on our business, financial condition, results of operations and cash flows. Funding reductions associated with sequestration may impact the company to a greater degree in the fourth quarter, and into fiscal year 2014. At this time, these possible reductions cannot be measured with any degree of certainty.

Revenue

Third quarter year to date revenue in 2013 was up $48.1 million (8.0%) to $646.6 million, compared to $598.5 million for the comparable period last year. This growth was driven by our high-end engineering, rapid prototyping and technology integration work in the Systems Analysis, Design and Engineering core business area, which increased $75.0 million (51.4%). Support for several new and existing customers drove an overall $51.5 million increase in work for our Department of Defense customers and a $71.6 million increase in work for Other Department of Defense customers. This work supported customers such as the Special Forces Command, the Tank Automotive Research Development and Engineering Center, the Night Vision and Electronic Sensors Directorate, Naval Surface Warfare Center, U. S. Marine Corps, Joint Counter Radio-Controlled Improvised Explosive Device Electronic Warfare programs, and the Rapid Equipping Force.

Air Force revenue increased $2.4 million over the same time frame, driven partly by our work for the Air Force Research Laboratory. Navy related revenue was down year over year by $19.4 million (6.5%) due to reduced activity on several ship design and construction support contracts. This relates to the timing of the build cycles on several programs, as well as funding delays and reductions due to budget cuts and sequestration. These declines also affected Naval Architecture and Marine Engineering revenue which was down $5.6 million. Civilian agency revenue was also down $10.0 million compared to last year. Commercial and international customer work increased $6.6 million as we expanded Naval Architecture and Marine Engineering work overseas and executed new programs in our high-end nuclear engineering services.

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

	Nine Months Ended June 30,
	2013		2012
Revenue by Customer		% of revenue		% of revenue
U.S. Air Force	$153.2	23.7%	$150.8	25.2%
U.S. Army	72.1	11.2%	75.2	12.6%
U.S. Navy	278.3	43.0%	297.7	49.8%
Other Department of Defense customers	91.8	14.2%	20.2	3.4%

Sub-total Department of Defense customers	595.4	92.1%	543.9	91.0%
Other Federal Agencies	29.2	4.5%	39.2	6.5%

Sub-total U.S. Government customers	624.6	96.6%	583.1	97.5%
Commercial and International customers	22.0	3.4%	15.4	2.5%

Total Revenue	$646.6	100.0%	$598.5	100.0%

Certain year to date revenue by customer for the nine months ended June 30, 2012 disclosed above differs from amounts previously disclosed due to customers re-defining individual contracts, task orders and programs. While this re-classification may shift reported revenue from one classification to another, our total revenue for the period remains unchanged.

We provide professional engineering, program management and information technology services and scientific expertise in a range of specialized core business areas. We recently reorganized our business areas to more closely align our services with the demands of the marketplace. Our revised core business areas track internal resource realignments and consolidations we made to foster greater collaboration across Alion. We expect this will improve our efficiency and enhance our ability to provide complete customer solutions. Factors impacting the growth of our Naval Architecture and Marine Engineering and Systems Analysis, Design and Engineering are noted in the preceding Revenue and Sources of Revenue sections. Reductions in Modeling, Simulation, Training and Analysis are due, in part, to award delays on our Software, Networks, Information, Modeling and Simulation (SNIM) contract, slower than anticipated ramp-up periods on new awards, as well as reductions in our customer’s training and travel budgets related to sequestration. This decreased our support activity in several modeling and simulation centers we manage for our customers. The table below summarizes our year to date fiscal 2013 and 2012 revenue by core business area.

	Nine Months Ended June 30,
Core Business Area Revenue	2013		2012
Naval Architecture and Marine Engineering	$260.6	40.3%	$266.2	45.1%
Systems Analysis, Design and Engineering	221.0	34.2%	90.0	23.3%
Modeling, Simulation, Training and Analysis	165.0	25.5%	122.4	31.6%

Total Revenue	$646.6	100.0%	$387.0	100.0%

Certain year to date revenue by core business area for the nine months ended June 30, 2012 disclosed above differs from amounts previously disclosed due to customers re-defining individual contracts, task orders and programs. While this re-classification may shift reported revenue from one classification to another, our total revenue for the period remains unchanged.

Cost-reimbursement revenue increased $55.2 million (11.2%) accounting for 84.8% of 2013 third quarter year to date revenue as our customers, including the Naval Sea Systems Command and the Defense Technical Information Center, continue to utilize this method of contracting with Alion. Fixed price contract revenue grew $14.9 million to 9.2% of year to date revenue as a result of our International Naval Architecture and high-end nuclear engineering contracts. Time and material contract revenue declined $22.0 million to 6.0% of third quarter year-to-date revenue. The table below summarizes our year to date third quarter fiscal 2013 and 2012 revenue by contract billing type.

	Nine Months Ended June 30,
Revenue by Contract Billing Type	2013		2012
Cost reimbursable contracts	$548.4	84.8%	$493.2	82.5%
Fixed price contracts	59.4	9.2%	44.5	7.4%
Time and material contracts	38.8	6.0%	60.8	10.1%

Total Revenue	$646.6	100.0%	$598.5	100.0%

Certain year to date revenue by contract billing type for the nine months ended June 30, 2012 disclosed above differs from amounts previously disclosed due to customers re-defining individual contracts, task orders and programs. While this re-classification may shift reported revenue from one classification to another, our total revenue for the period remains unchanged.

Prime contracts accounted for 89.3% of our year to date revenue. Prime contract revenue increased $65.5 million year over year, up 12.8% compared to last year. Revenue from our work as a subcontractor was down $17.4 million year to date. We continue to increase our position as a prime contractor on larger, more complex programs. As a prime contractor, we deliver services to customers by deploying our own staff and managing the efforts of other contractors. We also procure additional materials to support our customers who utilize our agile engineering and rapid prototyping support services, as well as other services. Costs for companies that work for us as subcontractors on our prime contracts and costs for materials often generate lower contract fee percentages, which in turn, place downward pressure on our gross margins. The table below summarizes our year to date fiscal 2013 and 2012 prime and subcontract revenue.

	Nine Months Ended June 30,
Prime and Subcontract Revenue	2013		2012
Prime contracts	$577.1	89.3%	$511.6	85.5%
Subcontracts from other companies	69.5	10.7%	86.9	14.5%

Total Revenue	$646.6	100.0%	$598.5	100.0%

Certain year to date revenue for prime and subcontracts for the nine months ended June 30, 2012 disclosed above differs from amounts previously disclosed due to customers re-defining individual contracts, task orders and programs. While this re-classification may shift reported revenue from one classification to another, our total revenue for the period remains

The trend by our customers to execute work through IDIQ contract vehicles continued in the third quarter. Year to date revenue from IDIQ contract vehicles increased by 15.5% as our customers utilized our contract vehicles such as our Weapons System Information Analysis Center and Seaport-E contracts, as well as other IDIQ contract vehicles. The table below summarizes our year to date 2013 and 2012 revenue by contract vehicle type.

	Nine Months Ended June 30,
Contract Vehicles	2013		2012
IDIQ Contracts	$420.8	65.1%	$364.4	60.9%
Individual contracts and delivery orders	225.8	34.9%	234.1	39.1%

Total Revenue	$646.6	100.0%	$598.5	100.0%

Year to date revenue by contract vehicle described above may differ slightly for fiscal year 2012 from amounts previously reported as individual contracts, task orders and programs are further defined by our customers and management team.

Selected Financial Information

The table below summarizes our year to date fiscal 2013 and 2012 revenue and income from operations. Year to date revenue increased by $48.0 million while total operating expenses declined by $3.4 million. The Company benefitted from continuing efforts to reduce Alion’s cost structure declining contract amortization charges. Costs associated with the Company’s refinancing efforts eroded some of these savings.

	Nine Months Ended June 30,
	2013		2012
	(Dollars in thousands)
Selected Financial Information		% of revenue		% of revenue
Total contract revenue	$646,557		$598,517
Total direct contract costs	509,911	78.9%	461,817	77.2%
Direct labor costs	187,448	29.0%	191,933	32.1%
Materials and subcontracts	308,801	47.8%	256,337	42.8%
Other direct costs	13,662	2.1%	13,547	2.3%
Gross profit	136,646	21.1%	136,700	22.8%
Total operating expense	103,866	16.1%	107,266	17.9%
Major components of operating expense:
Overhead and G&A expenses	75,064	11.6%	74,945	12.5%
Rental and occupancy expense	22,878	3.5%	23,720	4.0%
Depreciation and amortization	5,924	0.9%	8,601	1.4%
Operating income	$32,780	5.1%	$29,434	4.9%

Direct Contract Expense and Gross Profit

Year to date direct contract expenses were $48.1 million higher, up 10.4% to $510.0 million compared to last year’s direct costs of $461.8 million. This change is consistent with increased year to date revenue. Direct labor costs were down $4.5 million (2.3%) to $187.4 million as compared to last year. This decline was attributed, in part, to the reduced activity on several U.S. Navy ship design and construction support contracts related to the timing of the build cycles on several programs and the effect of budget cuts and sequestration related funding reductions. Expansion of our agile engineering, rapid prototyping and high-end engineering businesses drove the increase in our material and subcontract costs, which grew 20.3% ($52.1 million) year over year to $308.8 million and 47.8% of year to date revenue. Other direct costs increased $115 thousand (0.8%) to 2.1% of overall revenue.

Our year to date 2013 gross profit was $136.6 million, down $54 thousand as compared to 2012. Our gross profit margins declined to 21.1% of revenue as compared to the 22.8% of revenue we posted last year. Expanded use of subcontractors by Alion on our larger, more complex prime contracts and higher levels of purchased materials used in our agile engineering and rapid prototyping work contributed to the reduced gross margins.

Operating and General and Administrative Expenses

Third quarter year to date 2013 operating expenses were down $3.4 million (3.2%) compared to the same period last year. Overhead and general administrative expenses increased by $119 thousand. Expenses related to the Company’s refinancing efforts largely offset the effects of staffing reductions and ongoing expense curtailment initiatives, including the $842 thousand reduction of our occupancy expense. Depreciation and amortization charges declined more than $2.7 million compared to last year as amortization charges for contracts we obtained when we acquired JJMA in 2005 continue to tail off over time. Operating expenses have been trending downward since last year.

Operating Income

In 2013, year to date operating income was up more than $3.3 million to $32.8 million compared to $29.4 million in 2012 as a result of lower operating expenses. Operating income rose to 5.1 % of year to date revenue as the Company continues to drive efficiencies throughout the organization. Last year, operating income was 4.9% of year to date revenue.

Other Expense

Year to date aggregate interest income, interest expense and other expense was approximately $630 thousand higher in 2013 than it was in 2012 Alion’s Senior Secured Note principal increases each time the Company issues notes in lieu of paying interest. Higher Senior Secured Note principal drives higher cash pay interest expense and higher non-cash and deferred interest charges. In 2013, we repurchased $5.0 million worth of our Unsecured Notes and recognized a $2.0 million gain on the transaction.

	Nine Months Ended June 30,
	2013	2012
	(In thousands)
Cash Pay Interest
Revolver	$602	$593
Secured Notes	24,517	24,034
Unsecured Notes	18,817	18,834
Other cash pay interest and fees	56	55

Sub-total cash pay interest	43,992	43,516
Deferred and Non-cash Interest
Secured Notes PIK interest	4,902	4,806
Debt issue costs and other non-cash items	7,920	7,808

Sub-total non-cash interest	12,822	12,614

Total interest expense	$56,814	$56,130

Income Tax Expense

Year to date deferred income tax expense was $5.2 million in both 2013 and last year. Deferred tax expense relates to tax-deductible goodwill. We continue to record a full valuation allowance for any deferred tax assets we recognize because our history of losses makes it unlikely we will be able to realize the full benefit of our deferred tax assets.

Net Loss

Our year to date net loss totaled $27.2 million. Reduced operating expenses coupled with our debt extinguishment gain generated a $4.7 million improvement in our bottom line compared to last year.

Backlog

Executed Contract Value

The value of Alion’s base of executed contracts remains strong. As of June 30, 2013, our executed contract value available for funding totaled $2.0 billion. This amount slightly decreased from our March 2013 total of $2.1 billion. The reduction is mainly due to the delays in new awards, and, in some cases, the government opting to provide Alion with one-year bridge contracts during the delay period rather than awarding new multi-year contracts. This is due, in part, to Congress employing budget and funding reductions and the effect of sequestration.

There can be no assurance that our executed contracts will result in actual revenue in any particular period, or at all, or that any contract included in backlog will be profitable. There is a higher degree of risk in this regard with respect to unfunded backlog. The actual receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control. The actual recognition of revenue on contracts included in our backlog may never occur or may change because a program schedule could change; the program could be canceled; a contract could be reduced, modified, or terminated early, whether for the convenience of the government or otherwise; or an option that we had assumed would be exercised could not be exercised. The primary risks that could affect our ability to recognize such revenue on a timely basis or at all include: schedule changes, contract modifications, and our ability to assimilate and deploy new staff against funded backlog; cost cutting initiatives and other efforts to reduce U.S. government spending, which could reduce or delay funding for orders for services; and delayed funding of our contracts due to delays in the completion of the U.S. government’s budgeting process and the use of continuing resolutions by the U.S. government to fund its operations, as described under Item 1A Risk Factors of our annual report Form 10-K for the fiscal year ended September 30, 2012. The estimates used to compile remaining contract backlog are based on our experience under our contracts, and we believe the estimates are reasonable.

Management’s Estimate of Future Revenue from Existing Contracts

As of June 30, 2013 management estimates the amount of future revenues to be recognized under our executed contracts to be approximately $1.4 billion, of which, approximately $309 million is funded.

Our executed contracts are categorized as funded backlog and unfunded backlog, each of which are described below. The executed contract values and management’s estimated revenues do not include any unexecuted task orders or ceiling value under ID/IQ contracts, including GWACs and GSA schedules, except to the extent that task orders have been awarded to us under those contracts.

•

Funded Backlog. Funded backlog represents the estimated revenue value of orders for services under existing contracts for which funding is appropriated or otherwise authorized less revenue previously recognized on these contracts. We expect to recognize a substantial portion of our funded backlog as revenue within the next twelve months.

•	Unfunded Backlog. Unfunded backlog represents the estimated revenue value of orders for services under existing contracts for which funding has not been appropriated or otherwise authorized.

Our backlog includes work orders under contracts that in some cases extend for several years. The U.S. Congress generally appropriates funds for our clients on a yearly basis, even though contracts may call for performance that is expected to take a number of years. As a result, contracts typically are only partially funded at any point during their term and all or some of the work to be performed under the contracts may remain unfunded until the U.S. Congress makes subsequent appropriations and the procuring agency allocates funding to the contract.

Over the course of fiscal year 2013, we have experienced reductions in our estimated future revenues from our executed contracts as a result of delays of new awards, slower contract funding on certain programs, and to a lesser degree, reductions in the scope of work on some of our programs. These fluctuations are due, in part, to sequestration and reductions in the federal budgets. As new awards are executed, contract funding increased and the scope of work on specific work orders is expanded, management will revise our estimated revenues accordingly.

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

Liquidity and Capital Resources

Our primary uses of cash have been to fund operations and service our debt. On June 30, 2013, the Company had $20.0 million in cash and cash equivalents. At June 30, 2013, we were contingently liable under $4.0 million in letters of credit outstanding against our $35.0 million revolving credit facility, and we had no borrowings outstanding under our revolving credit facility. Outstanding letters of credit reduce our ability to borrow under our credit facility. The maximum available borrowing capacity under our credit facility at June 30, 2013 was approximately $31.0 million. At June 30, 2013, we had $329.8 million in outstanding Secured Notes due November 2014 and $240.0 million in outstanding Unsecured Notes due February 2015. In July 2013, we repurchased $5.0 million face value in Unsecured Notes in an open market transaction which reduced the outstanding Unsecured Note principal to $235 million. For additional information concerning our Credit Agreement, our Secured Notes and our Unsecured Notes, see Notes 10 and 21 to our unaudited condensed consolidated financial statements in Item 1 to this Quarterly Report on Form 10-Q.

In general, cash provided by operating activities is adequate to fund our operations, including quarterly interest payments for our Secured and Unsecured Notes. Fluctuations in our cash flows and level of operations occasionally make it necessary for Alion to access our revolving credit facility to meet cash demands. We have not had to access our revolving credit facility to meet periodic interest payment demands or fund operations since May 2012. In June and July 2013, we accessed the revolving credit facility to repurchase $10.0 million of our outstanding Unsecured Notes. Our current credit facility expires in June of 2014.

Cash flows used in operating activities

	Nine months ended June 30,
	2013	2012
	(In thousands)
Net cash flow provided by (used in) operating activities	$1,200	$(7,179)

Our operating cash flows are primarily affected by our ability to invoice and collect from our clients in a timely manner, our ability to manage our vendor payments, and the overall profitability of our contracts. We bill most of our customers monthly after services are rendered. Some contracts permit us to bill our customers twice monthly. Operating cash outflows during the nine months ended June 30, 2013, increased approximately $8.4 million compared to the same period in 2012 and were affected by:

•	increased billings to customers

•	improvements in the timing of collection of our receivables

•	the timing of vendor payments

•	lower net losses

•	lower non-cash expenses for depreciation and amortization, and incentive compensation

We collected approximately $641 million in receivables during the nine months ended June 30, 2013 compared to $588 million we collected during the comparable period in 2012. We collected approximately $239 million in receivables this quarter, compared to $201 million in the third quarter of 2012. Year to date collections as of June 30, 2013 were $5.6 million less than year to date revenue, a $17 million improvement since March 2013.

We believe as a result of sequestration, the federal government altered some of its accelerated payment practices and the overall payment cycle of our invoices. We believe we have recovered from most of the effects of these changes which we estimate reduced our second quarter collections by approximately $11 million as compared to pre-sequestration collection levels earlier this fiscal year. Management cannot forecast whether sequestration will adversely affect timing of Alion’s collection of its receivables in the future. Based on trailing twelve month revenue, our accounts receivable days sales outstanding (DSO) were 78.1 for the nine months ended June 30, 2013 and 90.5 days for the same period in 2012. From March to June 2013, improved collections reduced DSO by almost eight days as we were able to invoice and collect amounts we had not previously been able to bill to customers.

In the third quarter Alion was able to moderate the effects of previous sequestration-related payment delays the company experienced in its second quarter this year. Even though Alion has been affected by sequestration-related funding delays, we made progress in obtaining contract funding for unfunded customer-requested work. At June 30, 2013, we had $18.6 million in unfunded receivables for customer-requested work compared to $19.0 million at September 30, 2012 and $31.0 million at June 30, 2012. Since last September, we have only experienced a modest increase in unfunded customer requested work while during the same period revenue increased by $48.1 million compared to June 2012.

Cash used in investing activities

	Nine months ended June 30,
	2013	2012
	(In thousands)
Net cash used in investing activities	$(952)	$(2,339)

We use some of our cash to invest in equipment and software, leasehold improvements and internally-developed software. During the nine months ended June 30, 2013 and 2012, we spent $952 thousand and $2.3 million for these types of capital expenditures. We expect our investing activities and capital expenditures to continue at comparable levels for the balance of the current fiscal year.

Cash used in financing activities

	Nine months ended June 30,
	2013	2012
	(In thousands)
Net cash used in financing activities	$(7,499)	$(3,534)

In the nine months ended June 30, 2013, we used $7.5 million for financing activities. ESOP transactions accounted for $4.5 million of our financing activities and debt repurchases accounted for the remaining $3.0 million of cash we used.

We paid $6.7 million to redeem ESOP shares from former employees. We received $2.2 million for ESOP Trust purchases of Alion common stock from employee salary deferrals for the second half fiscal 2012 and the first half of fiscal 2013. In 2013, we lent the ESOP Trust $1.9 million for it to fund statutorily required diversification of ESOP participant investments. The ESOP Trust repaid the loan in full prior to March 31, 2013.

During our third quarter this year, we briefly accessed our revolving credit facility to borrow funds to repurchase $5 million of our outstanding Unsecured Notes in open market transactions. As permitted by our debt agreements, we borrowed $3.2 million to acquire $5.0 million in Unsecured Notes (face value) and prepay the interest on the notes we repurchased. We repaid all borrowed funds prior to June 30, 2013. The largest loan balance outstanding was $1.5 million. Our weighted average loan balance for the brief period over which we borrowed funds was $1.0 million. The weighted average outstanding loan balance for 2013 is $37 thousand.

Last year, we used $3.5 million for ESOP-related financing activities through June 30, 2012 and did not repurchase any of our outstanding debt. We paid $4.8 million to redeem ESOP shares from former employees. We received $1.3 million from the ESOP Trust for purchases of Alion common stock. Last year, we also lent the ESOP Trust $0.5 million for it to fund statutorily required diversification of ESOP participant investments. The ESOP Trust repaid the loan in full prior to March 31, 2012.

In 2012, we used the revolving credit facility to offset the effects of delays in customer payments. Over the nine months ended June 30, 2012, we borrowed and repaid a total of $26.0 million. May 12, 2012 was the last date in 2012 on which there was any balance drawn on the revolving credit facility.

Discussion of Debt Structure

Alion’s current debt structure includes a $35 million revolving credit facility, $329.8 million in Secured Notes ($310 million in initial face value plus $19.8 million in PIK interest notes issued), and $240.0 million in Unsecured Notes ($235 million as of July 2013). Our credit arrangements, including our Unsecured and Secured Note Indentures and our revolving credit facility, include a number of covenants. We expect to be able to comply with our indenture covenants and our credit facility financial covenants for at least the next twelve months. The Company is in compliance with each of the affirmative, negative and financial covenants in its existing debt agreements. See Note 10 to our unaudited condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for a detailed discussion of Alion’s current debt structure and a list of relevant terms and limitations in existing long-term debt agreements — our Credit Agreement, Secured Note Indenture and Unsecured Note Indenture.

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

The Credit Agreement permits Alion to exclude certain expenses and requires it to exclude certain one-time gains when computing Consolidated EBITDA. The Credit Agreement required Alion to have a minimum $63.0 million in Consolidated EBITDA for the twelve months ended June 30, 2013. We had approximately $72.3 million in Consolidated EBITDA for the twelve months ended June 30, 2013, and exceeded the requirement by approximately $9.3 million.

Secured Note Indenture and Unsecured Note Indenture

There are no financial covenants in either the Secured Note Indenture or the Unsecured Note Indenture. Certain provisions in the Secured Note Indenture and the Unsecured Note Indenture limit our ability to incur additional debt or pay dividends if our ratio of Adjusted EBITDA to Consolidated Interest Expense is not greater than 2.0 to 1.0. The Secured and Unsecured Note Indentures define Adjusted EBITDA and Consolidated Interest Expense. Adjusted EBITDA under the Secured Note Indenture and the Unsecured Note Indenture differs from Consolidated EBITDA as defined in our Credit Agreement. Adjusted EBITDA is less than Consolidated EBITDA because it does not include employee investments in Alion common stock. Set out below are our actual ratios of Adjusted EBITDA to Consolidated Interest Expense as of June 30, 2013 and September 30, 2012.

	June 30, 2013	September 30, 2012
Trailing twelve-month Adjusted EBITDA	$72.3 million	$69.3 million
Trailing twelve-month Consolidated Interest Expense	$75.6 million	$74.9 million
Ratio	0.96 to 1.0	0.93 to 1.0

Capital Resources

	June 30, 2013	June 30, 2012
Available Liquidity	(In thousands)
Cash and cash equivalents	$19,976	$7,766
Revolving credit facility	35,000	35,000
Less: Letters of Credit	(4,000)	(3,900)

Net available liquidity	$50,976	$38,876

We believe the capital resources available to us from our $20.0 million in cash on hand at June 30, 2013, our $31 million available capacity under our revolving credit facility, and cash from our operations are adequate to fund anticipated cash requirements for at least the next twelve months, including quarterly interest payments for our Secured and Unsecured Notes. At June 30, 2013, we had no outstanding borrowings under our revolving credit facility, and we had $4 million in outstanding letters of credit. For additional information concerning our Credit Agreement, see Note 10 to our unaudited condensed consolidated financial statements in Item 1 to this Quarterly Report on Form 10-Q.

We expect to be able to meet the existing Credit Agreement debt covenants even though clearance levels may narrow as the required Consolidated EBITDA threshold increases. We believe Alion can attain the minimum Consolidated EBITDA levels required in the Credit Agreement even though delays in contract awards could adversely affect our ability to increase our revenue on the timeline we seek to achieve. We believe Alion will be able to meet its financial covenants over the remaining life of the credit facility and thus be able borrow funds as and when necessary through the Credit Agreement’s August 2014 maturity date.

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

Short-term Borrowings

From time-to-time, we borrow funds against our revolving credit facility for working capital requirements, to fund operations and to repurchase our Unsecured Notes at a discount to face value. Borrowings under our revolving credit facility bear interest at one of the following variable rates as selected by the Company at the time of the borrowing: an 8.5% Eurodollar rate or an 8.5% alternative base rate.

In the next twelve months we may use, as needed, our revolving credit facility or additional sources of borrowings in order to fund our anticipated cash requirements. We do not currently forecast that we will need to draw significant amounts on the revolving credit facility for extended periods. However, we may need to use the revolving credit facility for short periods of time based on collections cycles subject to government delays or to repurchase any of our outstanding notes at a discount in open market transactions.

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

The following table summarizes the activity under our revolving credit facility for the nine months ended June 30, 2013 and 2012.

	Nine months ended June 30,
	2013	2012
Short-term borrowings	(In thousands)
Aggregate revolving credit facility borrowings	$3,201	$26,000

Aggregate revolving credit facility repayments	(3,201)	(26,000)

Net change in revolving credit facility balance payable	$—	$—

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

After each semi-annual valuation period, the Plan permits former employees and beneficiaries to request distribution of their vested ESOP account balances. Consistent with the terms of the Plan, IRC requirements, and our recent business practice, we intend to pay distribution requests in five annual installments and to defer initial payments as permitted. The Plan allows Alion to defer initial installment distributions for six years for former employees who are not disabled, deceased or retired. We plan to meet future distribution demands through operating cash flows, and if necessary, access to Alion’s revolving credit facility.

Cash flow demands from existing debt agreement obligations

During the rest of the current fiscal year and for the next two fiscal years, we expect we will have to make the estimated interest and principal payments set forth below for Alion’s existing long-term debt. Based on our current capital structure, we do not forecast that we will have material interest expense on our revolving credit facility as we do not expect to borrow material amounts for any significant period of time. Our forecast interest expense is based on amounts we expect to pay in commitment fees for unused balances on the revolving credit facility throughout its remaining life. We may access the revolving credit facility from time to time if the Company determines it is advantageous to make additional repurchases of our outstanding notes.

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

	Fiscal Year
	2013	2014	2015
Estimated Minimum Payments—Existing Debt Agreements	(In thousands)
Revolving credit facility (1)
Interest	$157	$555	$—
Secured Notes (2)
Interest	—	33,144	16,821
Principal and PIK Interest Notes	—	—	339,788
Unsecured Notes (3)
Interest (4)	12,300	24,600	12,300
Principal (5)	—	—	240,000

Total interest paid in cash	$12,457	$58,299	29,121
Total principal and PIK Interest paid in cash	—	—	577,788

Total estimated minimum debt payments	$12,457	$58,299	608,909

(1)	We expect we may occasionally use our $35.0 million revolving credit facility to meet working capital needs through 2014 and for other general corporate purposes. Management expects the average utilized revolver balance will be immaterial and that interest expense will consist primarily of commitment fees for unused balances. The current facility expires August 22, 2014.
(2)	The Secured Notes bear interest at 10% in cash and 2% in PIK. The outstanding principal will increase over time for the 2% compounding PIK interest added to the initial $310 million in principal. The Secured Notes, including $29.8 million in PIK interest, mature November 1, 2014.
(3)	The Unsecured Notes bear interest at 10.25% and mature February 1, 2015. As of June 30, 2013, the Company had repurchased $10 million worth of Unsecured Notes: $2 million in November 2010; $3 million in June 2011 and $5 million in June 2013 in open market transactions. In July 2013, the Company repurchased an additional $5 million worth of Unsecured Notes in an open market transaction. See Note 21 to our unaudited condensed consolidated financial statements in Item 1 to this Quarterly Report on Form 10-Q.
(4)	Interest expense for the Unsecured Notes is forecast based on the $240 million outstanding balance as of June 30, 2013. The $5 million in Unsecured Notes the Company repurchased July 2013 will reduce each future semi-annual interest payment by $256 thousand and by $768 thousand in total over the remaining life of the Unsecured Notes.
(5)	The Company retired $5 million in Unsecured Note face value in July 2013. Principal due in 2015 declined to $235 million. See Note 21 to our unaudited condensed consolidated financial statements in Item 1 to this Quarterly Report on Form 10-Q.

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

As of June 30, 2013, Alion had spent a cumulative total of $98.2 million to repurchase shares of its common stock to satisfy ESOP distribution and diversification requests from former employees and Plan beneficiaries. Beginning in March 2008, we stopped making lump sum distributions and began paying ESOP beneficiaries over the five-year distribution period permitted by ERISA and the terms of the Plan. Alion intends to continue this practice for the foreseeable future in part to offset the cash flow effects of annual employee diversification requests which are expected to continue for the foreseeable future. Our debt agreements limit our ability to fund certain discretionary ESOP diversification demands on our cash flow. The table below lists current and prior year share re-purchases.

Date	Shares Repurchased	Share Price	Total Value Purchased
			(In thousands)
November 2011	1,481	$20.95	$31
December 2011	106,505	$20.95	2,231
January 2012	22,782	$20.95	477
May 2012	3,104	$18.00	56
June 2012	113,342	$18.00	2,040
August 2012	418	$18.00	8
November 2012	485	$16.45	8
December 2012	119,555	$16.45	1,967
January 2013	759	$16.45	12
February 2013	5,593	$16.45	92
March 2013	115,933	$16.45	1,907
June 2013	164,548	$16.25	2,674

Total	654,506		$11,503

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

We currently do not forecast maintaining any material balance on our revolving credit facility for any significant period of time. Therefore, any rate increase is not expected to materially affect Alion’s operating results or cash flows for any period from now through August 2014 when our revolving credit facility matures.

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

Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2013, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in routine legal proceedings occurring in the ordinary course of business that we believe are not material to our financial condition, operating results, or cash flows. See Note 19 to the unaudited condensed consolidated financial statements included in Part 1 of this Report.

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

As of June 30, 2013, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the quarter ended June 30, 2013.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
No.	Description

10.36	Alion Science and Technology Corporation Long-Term Incentive Plan (amended and restated as of June 25, 2013) *(a)

10.37	Alion Science and Technology Corporation 2004 Stock Appreciation Rights Plan (amended and restated as of June 25, 2013) *(a)

10.38	Alion Science and Technology Corporation Performance Shares and Retention Phantom Stock Plan (amended and restated as of June 25, 2013) *(a)

10.39	Alion Science and Technology Corporation Phantom Stock Plan (amended and restated as of June 25, 2013) *(a)

10.40	Employment Agreement between Alion Science and Technology Corporation and Thomas E. McCabe *(a)

31.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. (a)

31.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation pursuant to 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. (a)

32.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (a)

32.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (a)

101.INS	XBRL Instance Document +

101.SCH	XBRL Taxonomy Extension Schema Document +

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document +

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document +

101.LAB	XBRL Taxonomy Extension Label Linkbase Document +

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document +

*	Denotes management contract and/or compensatory arrangement.
(a)	Filed with this Form 10-Q for the quarter ended June 30, 2013.
+	As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2013

ALION SCIENCE AND TECHNOLOGY CORPORATION

By:	/s/ Barry M. Broadus
Name:	Barry M. Broadus
Title:	Chief Financial Officer and Duly Authorized Officer