Form 10-K
period 2013-09-30
ALION SCIENCE & TECHNOLOGY CORP
filed 2013-12-23
CIK 1166568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was: None

The number of shares outstanding of Alion Science and Technology Corporation common stock as of December 23, 2013 was 7,648,791.

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

Factors that could cause actual results to differ materially from anticipated results include, but are not limited to:

•	Our ability to refinance our debt structure on satisfactory terms, or at all;

•	Our ability to continue as a going concern;

•	Material changes to our capital structure including financing transactions which may dilute ESOP participants’ interest in our capital stock;

•	Our ability to meet existing and future debt covenants;

•	U.S. government debt ceiling limitations, sequestration, continuing resolutions, or other similar federal government budgetary or funding issues;

•	Uncertainties related to U.S. government shutdowns and threatened shutdowns;

•	Delays in payments from U.S. government customers;

•	U.S. Government decisions to reduce funding for projects we support;

•	Failure to retain our existing government contracts, win new business and win re-competed contracts;

•	Failure of government customers to exercise contract options;

•	Limits on financial and operational flexibility given our substantial debt and debt covenants;

•	Government contract bid protest and termination risks;

•	Competitive factors such as pricing pressures and competition to hire and retain employees;

•	Results of current and future legal proceedings and government agency proceedings which may arise from operations and attendant risks of fines, liabilities, penalties, suspension and debarment;

•	Tax law changes that could affect tax liabilities or our effective tax rate;

•	ERISA law changes related to our employee stock ownership plan (ESOP);

•	Changes in SEC rules, and other corporate governance requirements;

•	Undertaking acquisitions that increase costs or liabilities or are disruptive;

•	Taking on additional debt for acquisitions;

•	Failing to adequately integrate acquired businesses;

•	Any future inability to maintain adequate internal control over financial reporting or covenant compliance measurement;

•	Risks from private securities litigation, regulatory proceedings or government enforcement actions relating to prior covenant compliance disclosures;

•	Material changes in laws or regulations affecting our businesses;

•	General volatility in the debt and securities markets; and

•	Other risks discussed elsewhere in this annual report, including all risk factors described in the section entitled “Risk Factors.”

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s view only as of the date of filing of this annual report on Form 10-K. Any such forward-looking statements are not guarantees of future performance, and actual results, developments and business decisions may differ materially from those envisaged by such forward-looking statements. We undertake no obligation to update any of these factors or to publicly announce any change to our forward-looking statements in this annual report on Form 10-K, whether as a result of new information, future events, changes in expectations or otherwise, except as required by law.

Overview

Alion Science and Technology Corporation and its subsidiaries (collectively, Alion, the Company, we, or our) is an employee-owned company. We provide advanced engineering, information technology, naval architecture and operational solutions to strengthen national security and drive business results. For customers in defense, civilian government, foreign governments and commercial industries worldwide, Alion’s engineered solutions support smarter decision-making and enhanced readiness in rapidly-changing environments.

Our fiscal 2013 revenue was $849 million, a 3.9% increase over our fiscal year 2012 revenue of $817 million. For the past three fiscal years, U.S. government agency prime contracts accounted for more than 80% of our revenue. Both this year and last year, over 96% of our revenue came from federal government prime contracts and subcontracts; with approximately 92% of our revenue derived from Department of Defense contracts.

We provide professional engineering and program management services, and scientific expertise, in a range of specialized core business areas described below. In the first quarter of fiscal 2013, we reorganized our business areas to more closely align our services with the demands of the marketplace. Our revised core business areas track internal resource realignments and consolidations we made to foster greater collaboration across our company. We expect this will improve our efficiency and enhance our ability to provide complete customer solutions. As realigned, annual revenue by core business area for the past three fiscal years was:

	Revenue by Fiscal Year
Core Business Area	2013		2012		2011
	(In millions)
Naval Architecture and Marine Engineering	$342.0	40.2%	$354.9	43.4%	$325.8	41.4%
Systems Analysis, Design and Engineering	287.5	33.9%	213.9	26.2%	192.3	24.4%
Modeling, Simulation, Training and Analysis	219.5	25.9%	248.4	30.4%	269.2	34.2%

Total	$849.0	100.0%	$817.2	100.0%	$787.3	100.0%

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

•	We support enterprise networking, databases, and healthcare-related information technologies. We provide requirements engineering, integration of commercial and government off the shelf products and architecture design and development. We also provide full software development lifecycle and help desk support as well as cyber security and information assurance services.

•	We support testing and evaluation, including reliability, availability, maintainability, supportability and usability testing. This includes developing detailed plans and requirements and performing data collection and analysis.

•	Our research and development services encompass advanced hardware, software, materials and chemicals. We provide prototyping, initial production and limited fielding of systems. We also provide engineering and analysis services to optimize man-machine interfaces and manpower requirements. Alion develops, designs, prototypes and implements crew stations, floor plans, and virtual interfaces as well as workflow and ergonomic enhancements.

•	We support the planning, procurement, maintenance, distribution and replacement of people or equipment. This includes support to logistical reset, depot level support, tracking systems, RFID, barcoding and other technologies as well as predictive analysis.

•	We provide nuclear safety support to both domestic and international utilities in response to regulatory requirements for appropriate resolution of safety issues.

•	We provide support for environmental protection through risk assessments, organic and inorganic analysis, air quality monitoring and laboratory management.

Modeling, Simulation, Training and Analysis. We use our modeling and simulation expertise to examine event outcomes, identify operational risks, enhance training and predict and improve system operations.

•	We develop and integrate Live/Virtual/Constructive/Gaming technologies to support individual and group training. We produce interactive, immersive training tools and virtual environments using open-source and commercial video game engines. In addition, we develop geospatial databases and products for training and analysis.

•	We provide modeling capabilities for decision support, acquisition, strategy development, transportation systems, program management and production and provide human, social, cultural and behavioral modeling and analysis.

•	We produce training environments and manage the necessary infrastructure. This includes developing architectures and equipment and integrating training systems with command, control and communications systems. We also engage in instructional design and curriculum development, and develop and implement learning management systems.

•	We develop and deliver vulnerability and risk modeling tools and services for the security and protection of structures and vessels.

•	We perform modeling, analysis and management of wireless spectrum and satellite communications and technologies, and provide expertise to support wireless policy development.

We provide support to and analysis of strategic, tactical and weapons systems usage of the wireless spectrum, satellite communications and related technologies.

Corporate History

Alion was organized in October 2001 as a for-profit Delaware corporation to acquire substantially all the assets and liabilities of IIT Research Institute, a not-for-profit Illinois corporation (IITRI). In December 2002, some eligible IITRI employees directed funds from qualifying retirement account balances into an employee stock ownership plan which is now known as The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan (ESOP). In December 2002, State Street Bank and Trust Company (the then and current ESOP Trustee) used those proceeds to purchase Alion common stock on behalf of The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Trust (the ESOP Trust). In December 2002, Alion used those stock sale proceeds plus certain other indebtedness to purchase substantially all of IITRI’s assets. At all times since December 2002, the ESOP Trust has owned all of Alion’s issued and outstanding common stock. Since December 2002, Alion has grown both organically and through acquisitions. From 2004 through 2007 Alion completed a number of levered and unlevered acquisitions. When Alion issued its secured notes in March 2010, the Company also issued common stock warrants constituting a second class of stock under the Internal Revenue Code. As a result, Alion no longer qualified to be treated as an S-corporation for U.S. federal income tax purposes and became a C-corporation.

The Alion ESOP

The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan (the Plan), is a KSOP — a qualified retirement plan that includes an ESOP invested in Alion common stock and a non-ESOP component invested in mutual funds. The ESOP Trust owns all outstanding shares of our common stock. Eligible employees can purchase beneficial interests in our common stock by:

•	rolling over an eligible retirement account balance from another plan into the ESOP;

•	transferring funds to the ESOP from the non-ESOP component of the KSOP; and/or

•	directing a portion of pre-tax earnings to the ESOP.

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

By law, Alion is required to value the common stock held in the ESOP component at least once a year. Alion currently has the ESOP Trustee value the common stock in the ESOP twice a year — as of March 31 and September 30. The terms of the KSOP permit the ESOP Trust to use employee-directed funds to purchase shares of Alion common stock at the lesser of the then-current or the immediate prior fair market value of a share of Alion common stock. All other ESOP transactions occur at the current fair market value of a share of Alion common stock. Semi-annual valuations permit employees to invest in Alion common stock twice a year and permit former employees and beneficiaries to request ESOP distributions on a similar schedule.

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

Broaden existing core competencies. We plan to expand our expertise to keep pace with technological developments. We hire skilled employees, engage in business development initiatives and invest in projects to expand our employees’ skill sets. We work to extend our core capabilities to new markets and new customers and focus on enhancing our ability to serve existing customers. We increase our employees’ technological and program management skills through training, internally funded projects and mentoring. We offer our employees non-degree programs in information technology, business, and desktop applications through our “Alion University.” Our Alion University offers programs in engineering, program management, and finance and administration to maintain and enhance our employees’ skills and advance Alion’s reputation in the commercial technology solutions markets.

Expand market share by leveraging experience and reputation. We perform a variety of services for a broad base of more than 280 customers as of September 30, 2013, including Cabinet-level government departments and agencies, and state and foreign governments. We plan to use our advanced technological capabilities and our customer relationships to expand our market presence by offering a broader range of services to our existing customers and by delivering our solutions to new customers. We intend to use our customer relationships and our technology expertise to strategically expand our Department of Homeland Security (DHS) customer base. For over five years, Washington Technology, Defense News and Military Training Technology have continued to rank us among the top professional services government contractors. Additionally for the past four years, Military Times EDGE has voted us a “Best for Vets Employer.” Washington Business Journal continues to rank Alion in its top twenty technology government contractors and government contract awardees.

Improve financial performance and increase sales. Despite federal budget uncertainties and expected lower Department of Defense spending levels, we remain focused on growing our business and striving to achieve operating efficiencies. We increased topline revenue 3.9% this year and reduced operating expenses compared to last year. Over the past five years our revenue grew organically at a 2.8% compound annual rate from $739.5 million in fiscal 2008 to $849.0 million in fiscal 2013. We intend to strengthen our financial performance by continuing to grow organically and controlling operating costs. We believe we can achieve an even more competitive cost structure than we currently have which will enhance our ability to win business and improve our operating results. We believe Alion’s size and expertise position us to continue to bid on larger government programs and broaden our customer base.

Refinancing of Debt. We are engaged in efforts to refinance substantially all of our outstanding indebtedness prior to its respective maturity dates. See “Management’s Discussion and Analysis—Liquidity and Capital Resources” for a summary description of our ongoing refinancing plans. If we are able to conclude a refinancing transaction or a series of refinancing transactions on acceptable terms, we plan to de-lever our capital structure including repurchasing our outstanding debt from time to time in open market or privately-negotiated transactions in order to optimize our liquidity and leverage and take advantage of market opportunities.

Market and Industry Background

With the Department of Defense (DoD) entering into a new strategic period, we believe it is committed to ensuring that the U.S. military is agile, flexible and ready for a full range of contingencies. The DoD’s strategy is to continue to invest in the capabilities critical to future success, including intelligence, surveillance, and reconnaissance (ISR); counterterrorism; countering weapons of mass destruction; operating in anti-access environments; and prevailing in all domains, including cyberspace. We believe that the defense and homeland security markets continue to be excellent opportunities for us.

Sustaining Defense and Homeland Security. We believe that the current U.S. national defense strategy is driven by three realities:

•	the winding down of a decade of war in Iraq and Afghanistan;

•	a fiscal crisis demanding hundreds of billions of dollars in budget cuts; and

•	threats from China, Iran and North Korea.

As a result, we believe that the U.S. national defense strategy establishes three overarching priorities:

•	cyberspace defense and offense;

•	special operations forces; and

•	ISR.

We believe that each of the current U. S. military, defense and homeland security priorities is addressed by our key product and service offerings. As such, we expect that DoD’s priorities will provide us with the opportunity to assist with situational decision support, expanded modeling, simulation and training, and increased agile manufacturing and prototyping projects needed to deter cyber terrorism, anti-access and area denial and countering weapons of mass destruction threats.

Sequestration. The sequestration cuts that took effect in early 2013 are expected to eliminate approximately $500 billion in government defense spending over the next decade. Unless the Budget Control Act of 2011 is amended or replaced by other legislation, sequestration of discretionary spending will occur through the government’s fiscal year 2021.

However, we believe that despite sequestration, federal spending remained higher than expected in fiscal year 2013 as the broader U.S. economy began to show improvement. Agile engineering and prototyping is a multi-billion dollar market focused on the substantial need for redesigning components, systems and sub-systems that did not perform as intended in the conflicts in Afghanistan and Iraq. In addition, agile engineering is used to address capability gaps or design components for various platforms including Unmanned Aerial Vehicles. We have been successful in entering this market by offering our depth of engineering knowledge in materials and manufacturing, delivering innovative solutions rapidly, and by providing cost-effective solutions to our customers at the point of need. We currently provide these services for the Army’s Rapid Equipping Force, Special Operations Command and the U.S. Army Tank Automotive Research, Development and Engineering Center, among others.

We have responded to budgetary challenges posed by sequestration and changing customer priorities by reducing costs and headcount for indirect and administrative staff, lowering facilities costs and striving to position us to serve our customers more effectively and efficiently. While we believe our customers will continue to seek our high-end engineering and technical expertise and solutions so they can improve their operating efficiency and effectiveness, we are not unaffected by today’s current market pressures and have experienced delays, funding reduction and delayed collections as a result of the government shutdown that occurred immediately after our fiscal 2013 year end. However we believe that, to date, funding for most of our contracts has not been materially and adversely affected by DoD budget reductions for specific programs, or by delays or reductions for other programs due to sequestration.

Defense Options and Initiatives. On July 31, 2013, Secretary of Defense Chuck Hagel announced the findings of the Strategic Choices and Management Review (SCMR) that appears to frame the basis to address reducing military headquarters and military end-strength, eliminating select major procurements and retiring aging systems as well as curtailing research and development outlays and consolidating information technology data centers/networks as near and far term choices. The SCMR took into account the projected nearly $500 billion in federal budget cuts over the next ten years (in addition to the $37 billion cut in fiscal 2013) and targeted programs, people, infrastructure and processes. In addition, as outlined in the current Better Buying Power 2.0 (BBP 2.0) Initiative, the DoD’s future plan includes focusing on efficiency and productivity via rapid technology development and early prototyping to achieve reduced acquisition time and cost.

Consistent with this BBP 2.0 Initiative, we believe that our scientific information core business competencies have expanded across the military departments, services, defense agencies and combatant commands with objective engineering analysis and early manufacturing expertise support. As such, we believe we are able to assist them in avoiding the unwarranted duplication of research and development investment efforts via increased prototyping emphasis to sustain warfighter capability over our adversaries.

Future Risks and Opportunities. The DoD plans to spend approximately $23 billion from fiscal 2014 to 2018 on defensive and offensive cyber capabilities, including $9.3 billion for information assurance systems and $8.9 billion for cyber operations and to add an additional 4,000 cyber specialists over the next four years. With intrusions into the U.S. critical infrastructure increasing in recent years, cyber spending is also expected to remain strong across civilian federal agencies, despite broader budgetary pressures. We are currently engaged in the new DoD initiative for Joint Information Environment, the centerpiece of which is a set of security protocols that would make it easier to detect intrusions and identify unauthorized “insiders” who might be accessing a network. The push for this integrated network comes from Chairman of the Joint Chiefs Army Gen. Martin Dempsey, who has made it a priority.

Continuing Priorities. We believe that unresolved consensus over the size of the DoD budget creates opportunities for fiscal 2014 and beyond. We believe that the continuing effects of sequestration, slow-down of customary spending rates, small program focus, and limited new-start major programs will yield significant opportunities associated with incorporating increased technology into existing platforms. In addition, we expect that the Obama Administration will continue to adhere to the priorities outlined in the President’s January 2012 DoD Strategic Guidance. While both the SCMR and the legislatively mandated Quadrennial Defense Review of DoD strategy and priorities address how to cope with a more constrained budget reality, we do not believe there will be major changes in federal strategies or priorities. We believe that the focus of investment priorities and budget outlays will be for a few key capabilities, such as countering weapons of mass destruction threats, while protecting others at existing levels or making modest reductions, such as efforts to counter threats by unmanned systems, long-range strikes, undersea warfare, cyber and electronic warfare, ISR and missile defense. We believe that we are well positioned to continue to meet the changing needs and strategies of the U.S. military’s defense and homeland security markets.

We are primarily a government contractor.

For the past three years, over 96% of our sales were from federal government contracts and more than 83% of our revenue came from U.S. government agency prime contracts. The DoD is our largest customer. We expect most of our revenue will continue to come from federal government contracts on which we work as a prime contractor or subcontractor. As a prime contractor, we have direct contact with our government customer. As a subcontractor, we work for a prime contractor, which serves as the point of contact with the government agency customer.

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

As of September 30, 2013, the value of our executed contracts available for funding totaled $2.2 billion. This amount slightly decreased from our September 2012 total of $2.4 billion. The reduction is due, in part, to the uncertainty of approved customer budgets which are causing delays in new awards, and in some cases, the government opting to provide Alion with one-year bridge contracts rather than awarding new multi-year contracts. Management’s estimated future or expected revenue from our executed contracts, which is discussed in the Backlog section of this report, differs from the value of our executed contracts. Additionally, as stated in the Backlog section of this report, there can be no assurance that our existing contracts will result in actual revenue in any particular period, or at all, or that any contract included in backlog will be profitable.

Contract Types. We have a diverse contract base including many task order and multiple-award contract vehicles (ID/IQ—indefinite delivery/indefinite quantity type contracts). Many customers utilize our ID/IQ contracts to hire us. Three of our five largest contracts are ID/IQ delivery order contracts; they accounted for 52% of fiscal 2013 revenue. Our largest individual contract accounted for 8.4% of our fiscal 2013 revenue. We had a portfolio of 479 stand-alone contracts and delivery/task orders as of September 30, 2013.

We have three contract pricing structure types: cost-reimbursement, fixed-price and time-and-material. Cost-reimbursement contracts allow us to recover expenses for direct labor and materials, a share of indirect expenses, and a fixed or variable fee depending on contract terms. Government contract rules permit us to recover certain, though not all, of our operating expenses (indirect costs). Fixed-price contract customers pay a stated amount intended to cover all direct and indirect costs, and profit. We assume the risk of any cost overruns and receive the benefit of any cost savings on fixed price contracts. Time-and-material contracts have fixed hourly billing rates designed to cover our labor costs, indirect expenses and profit, with cost reimbursable provisions for materials and other direct costs. We have traditional closed-end contracts and multiple award contracts which require sustained post-award effort to realize revenue. The following table summarizes our revenue by contract type for the years ended September 30, 2013, 2012, and 2011.

	Revenue by Fiscal Year
Contract Type	2013		2012		2011
	(In millions)
Cost-reimbursement	$723.2	85.2%	$676.7	82.9%	$649.8	82.6%
Fixed-price	74.7	8.8%	63.2	7.7%	50.1	6.4%
Time and material	51.1	6.0%	77.3	9.4%	87.4	11.0%

Total	$849.0	100.0%	$817.2	100.0%	$787.3	100.0%

We sometimes begin providing services before a U.S. government agency has actually signed or funded a contract or task order. We are at risk for costs we incur before a new contract is executed or an existing contract is modified. The practice is customary in our industry, particularly where a company has oral notification of a contract award, but has not received required contract documents. We designed our internal procedures to provide services “at risk” only when we believe funding is highly probable and delays are administrative or technical in nature. In most cases, we get paid for all our costs when a contract is ultimately executed or modified. However, we cannot be certain, when we work at risk, that we will receive an executed contract or that we will be paid for all our costs. As of September 30, 2013, we had approximately $14.5 million in contract revenue at risk; nearly 37% of that amount represents award fees we believe we have earned where we had yet to receive authorization to bill our customers.

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

When we win a contract or task order, we assign a project manager and a task leader to ensure we timely deliver high-quality services. Program managers regularly interface with customers to evaluate our performance and customer satisfaction levels. Managers use our financial management and information systems to compare costs to funding ceilings and measure performance and profitability.

Government Oversight. Federal government auditors and technical specialists regularly review our administrative procedures and our cost accounting policies and practices. Costs on flexibly-priced federal government contracts are subject to Defense Contract Audit Agency (DCAA) and other audits and adjustments. An audit may reveal that some costs charged to a government contract are not allowable, either in whole or in part. In these circumstances, we must repay the federal government any money it paid us for unallowable costs, plus possible interest and possible penalties. The government considers Alion a major contractor and maintains an onsite audit office. DCAA is currently auditing our 2007 claimed indirect costs. We have settled our indirect rates through 2005 but we are disputing the government’s claim for penalties and interest for 2005. It is our position that the statute of limitations has expired on any government contractual claims, including any claims for penalties and interest, on our 2005 and 2006 indirect rate proposals.

We timely submitted our indirect cost proposals for all open fiscal years and expect to submit this year’s incurred cost proposal next March as required. We have recorded revenue on federal government contracts in amounts we expect to realize.

Backlog

As of September 30, 2013, management estimates the amount of future revenues to be recognized under our existing contracts to be approximately $1.7 billion, of which, approximately $437 million is funded.

All of our existing contracts are categorized as funded backlog and unfunded backlog, each of which is described below. The contract values and management’s estimated revenues do not include any task orders or ceiling value under ID/IQ contracts, including GWACs and GSA schedules, except to the extent that task orders have been awarded to us under those contracts.

•	Funded Backlog. Funded backlog represents the estimated revenue value of orders for services under existing contracts for which funding is appropriated or otherwise authorized less revenue previously recognized on these contracts. We expect to recognize a substantial portion of our funded backlog as revenue within the next twelve months.

	As of September 30,
Backlog:	2013	2012
	(In millions)
Funded	$436.9	$480.1

•	Unfunded Backlog. Unfunded backlog represents the estimated revenue value of orders for services under existing contracts for which funding has not been appropriated or otherwise authorized.

	As of September 30,
Backlog:	2013	2012
	(In millions)
Unfunded	$1,286.6	$1,919.2

In fiscal 2013, management refined the methodology used to determine funded backlog and unfunded backlog, including only estimates of future revenues to be recognized under awarded contracts. Fiscal 2012 estimates include executed contract values available for producing revenues for the Company.

There can be no assurance that our existing contracts will result in actual revenue in any particular period, or at all, or that any contract included in backlog will be profitable. There is a higher degree of risk in this regard with respect to unfunded backlog. The actual receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control. The actual recognition of revenue on contracts included in our backlog may never occur or may change because a program schedule could change; the program could be canceled; a contract could be reduced, modified, or terminated early, whether for the convenience of the government or otherwise; or an option that we had assumed would be exercised could not be exercised. The primary risks that could affect our ability to recognize such revenue on a timely basis or at all include: schedule changes, contract modifications, and our ability to assimilate and deploy new staff against funded backlog; cost cutting initiatives and other efforts to reduce U.S. government spending, which could reduce or delay funding for orders for services; and delayed funding of our contracts due to delays in the completion of the U.S. government’s budgeting process and the use of continuing resolutions by the U.S. government to fund its operations, as described under Item 1A Risk Factors of our annual report on Form 10-K for the fiscal year ended September 30, 2013. The estimates used to compile remaining contract backlog are based on our experience under our contracts, and we believe the estimates are reasonable.

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

At September 30, 2013, we had approximately 2,792 employees, and approximately 2,586 full-time employees. Approximately 30% of our employees have Ph.D.’s or masters degrees, and approximately 75% of our employees have college degrees. Approximately 30% of our employees have Top Secret or higher level security clearances. We believe we have a good relationship with our employees. None of our employees is covered by a collective bargaining agreement.

We view our employees as our most valuable asset. Our success depends in large part on attracting and retaining talented, innovative, experienced professionals at all levels. As an employee owned company, employee ownership is an important aspect of our corporate culture and enhances our ability to attract and retain our employees. Employee ownership provides a platform for our employees to take exceptional pride in their work and supporting our customers that is unique to Alion. We rely on the availability of skilled technical and administrative employees to perform our research, development and technological services for our customers. The market for certain technical skills in our core business areas is at times extremely competitive. This makes employee recruiting and retention in these and other specialized areas extremely important. We believe our benefits package, work environment, incentive compensation, and employee-ownership culture will continue to be important in recruiting and retaining highly skilled employees.

Our Customers

We provide scientific, research and development, technical expertise, and operational support to a diverse group of U.S. government customers. We also serve commercial, state, local and international government customers. As of September 30, 2013, we had more than 280 distinct customers, including U.S. government departments and agencies, state, and foreign governments. We have approximately 340 DoD contracts and delivery orders with the U.S. Navy, U.S. Army and U.S. Air Force; the Defense Information Systems Agency (DISA); the Defense Advanced Research Projects Agency (DARPA) and others. Other federal civilian agencies and departments included the National Institute of Environmental Health Sciences, the U.S. Department of Energy and the EPA. Commercial, state and local governments and international customers accounted for the remaining 3.4% of our fiscal 2013 revenue. The table below shows revenue by customer category for our past three fiscal years.

	Revenue by Fiscal Year
	2013		2012		2011
	(In millions)
U.S. Department of Defense	$789.0	92.9%	$748.4	91.6%	$725.8	92.2%
Other Federal Civilian Agencies	31.3	3.7%	46.5	5.7%	46.4	5.9%
Commercial and International	28.7	3.4%	22.3	2.7%	15.1	1.9%

Total	$849.0	100.0%	$817.2	100.0%	$787.3	100.0%

The following five federal government contracts (ID/IQ contract vehicles and stand-alone contracts) accounted for more than half of our revenue both in fiscal 2013 and in fiscal 2012.

1.	Weapons System Technology Information Analysis Center for the Defense Information Systems Agency (28%, 17%) (ID/IQ contract vehicle);

2.	Seaport-E Multiple Award Contract for the Naval Sea Systems Command (21%, 20%) (ID/IQ contract vehicle);

3.	Technical and Analytical Support for the U.S. Air Force (8%, 10%) (stand-alone contract);

4.	Naval Sea Systems Command Surface Ships Life Cycle Program Management and Engineering Support (7%, 6%) (stand-alone contract); and

5.	Modeling and Simulation Information Analysis Center for the Defense Information Systems Agency (3%, 8%) (ID/IQ contract vehicle).

The Weapons System Technology Information Analysis Center for the Defense Information Systems Agency, Seaport-E Multiple Award Contract for the Naval Sea Systems Command and the Modeling and Simulation Information Analysis Center for the Defense Information Systems Agency are all ID/IQ contract vehicles. Revenues from these ID/IQ contract vehicles are comprised of numerous individual task orders. Each task order is separately funded, includes a unique statement of work, period of performance and in some cases, distinct contractual terms and conditions. Termination of these contracts or our inability to renew or replace them when they expire could cause our revenue to decrease and could have a material adverse effect on our business, financial condition, operating results or ability to meet our financial obligations.

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

We frequently compete against well-known firms in the industry as a prime contractor. Our competitors include Booz Allen Hamilton, BAE, CACI International Inc., SAIC, Leidos Holdings, Inc., Engility Corporation, CSC, ITT, TASC, QinetiQ, ManTech International, URS Corporation, CGI Group Inc. and the services divisions of Lockheed Martin Corporation, General Dynamics Corporation and Northrop Grumman Corporation.

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

Former Tax Status

Until March 22, 2010, Alion was an S-corporation and was not subject to federal or most state income taxes. All our subsidiaries were qualified S-corporation subsidiaries or disregarded entities. An S-corporation is a pass-through entity that can only have a single class of stock; no more than 100 shareholders; and only certain kinds of shareholders, such as individuals, trusts and certain tax-exempt entities like ESOPs. Alion’s income and losses were allocated to the ESOP Trust, its tax-exempt shareholder.

On March 22, 2010, we issued deep-in-the-money warrants deemed to constitute a second class of stock. Once we had two classes of stock, we no longer qualified as an S-corporation and automatically became a C-corporation. Some of our subsidiaries are also subject to separate state income tax and reporting requirements. We are also subject to franchise and other business taxes unaffected by our change in federal income tax status.

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

Patents and Proprietary Information

As a normal course of business, we perform research and development, and engineering activities in support of our customers. Typically these services do not depend on patent protection. In accordance with applicable law, our U.S. government contracts often provide government agencies certain license rights to our inventions and copyright works. Government agencies, and other contractors including our competitors, can obtain the right to utilize our inventions. Similarly, our U.S. government contracts often license to us patents and copyright works owned by third parties. We maintain an active program to track and protect our intellectual property. We routinely enter into intellectual property assignment agreements with our employees to protect our rights to any patents or technologies they develop while employed by us. Costs for internal research and development, patents and intellectual property activities are not material to our financial statements.

We maintain a number of trade secrets that contribute to our success and competitive distinction and endeavor to accord such trade secrets protection adequate to ensure their continuing availability to us. While retaining protection of our trade secrets and vital confidential information is important, we are not materially dependent on maintenance of a specific trade secret.

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

Foreign Operations

In each of the past three fiscal years, nearly all our revenue came from contracts with U.S.-based customers. We treat sales to U.S. government customers as domestic sales regardless of where we perform our services. We have seen a modest increase in work for foreign customers which we perform in the U.S.

Company Information Available on the Internet

Our internet address is www.alionscience.com. We make available, free of charge, annual and quarterly reports on our website. Information on the Company’s website is not incorporated by reference into this report.

Regulatory Matters

Federal Acquisition Regulation

We are heavily regulated in most of the fields in which we operate. We provide services and products to numerous U.S. government agencies and entities, including the DoD, U.S. Navy, U.S. Army, U.S. Air Force and DHS. When working with these and other U.S. government agencies and entities, we must comply with various laws and regulations relating to the formation, administration and performance of contracts. U.S. Government contracts generally are subject to the Federal Acquisition Regulation (FAR), which sets forth policies, procedures and requirements for the acquisition of goods and services by the U.S. Government, agency-specific regulations that implement or supplement FAR, such as the DoD’s Defense Federal Acquisition Regulation Supplement (DFARS) and other applicable laws and regulations. These regulations impose a broad range of requirements, many of which are unique to government contracting, including various procurement, import and export, security, contract pricing and cost, contract termination and adjustment, and audit requirements. Among other things, these laws and regulations:

•	require certification and disclosure of all cost and pricing data in connection with certain contract negotiations;

•	define allowable and unallowable costs and otherwise govern our right to reimbursement under various cost-based U.S. Government contracts;

•	require reviews by the DCAA, Defense Contract Management Agency (DCMA) and other U.S. Government agencies of compliance with government standards for a contractor’s business systems;

•	restrict the use and dissemination of information classified for national security purposes and the export of certain products and technical data; and

•	require us not to compete for work if an organizational conflict of interest, as defined by these laws and regulations, related to such work exists and/or cannot be appropriately mitigated.

The U.S. government may revise its procurement practices or adopt new contract rules and regulations at any time. In order to help ensure compliance with these complex laws and regulations, all of our employees are required to complete ethics training and other compliance training relevant to their position.

Internationally, we are subject to special U.S. government laws and regulations, local government laws and regulations and procurement policies and practices (including laws and regulations relating to bribery of foreign government officials, import-export control, investments, exchange controls and repatriation of earnings) and varying currency, political and economic risks.

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

We have managed significant amounts of debt since December 2002. However, we continue to face challenges in functioning as a highly leveraged company. We borrowed money to acquire the IITRI assets in 2002. We refinanced that debt in 2004. We incurred substantial additional debt partly to fund acquisitions in 2005 and 2006. In 2007, we refinanced and restructured some of our debt by issuing $250 million in senior unsecured notes (Unsecured Notes). In 2010, we re-financed outstanding senior bank debt and subordinated debt by issuing $310 million in senior secured notes (Secured Notes). Secured Note principal will continue to increase over time through November 2014 as we issue notes for paid-in-kind (PIK) interest. As of September 2013, we owe our lenders and bondholders approximately $585 million: approximately $333 million in Secured Note principal and accrued PIK interest that matures in 2014; $235 million in Unsecured Note principal that matures in February 2015; and almost $18 million in accrued interest. Our history of continuing losses, our financial position, and the substantial liquidity needs we face raise substantial doubt about the Company’s ability to continue as a going concern.

Our substantial debt has and could continue to:

•	make it more difficult for us to satisfy our debt-related obligations; any failure to comply with any of our debt instrument obligations, including restrictive and financial covenants, could result in an event of default under our debt agreements; which, if not cured, could permit the holders of that indebtedness to accelerate our indebtedness;

•	make it more difficult for us to satisfy our repurchase obligations to ESOP participants;

•	increase our vulnerability to general adverse economic and industry conditions and make it more difficult for us to react to changing conditions;

•	limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions, other business opportunities, new technologies or other general corporate requirements;

•	require a substantial portion of our operating cash flow to pay interest on our debt and thus reduce our ability to use our cash flow for future business needs;

•	limit our ability to execute on our business plans;

•	limit our flexibility to plan for, or react to changes in our business and the government contracting industry; and

•	place us at a competitive disadvantage compared to less leveraged companies.

There is substantial doubt about the Company’s ability to continue as a going concern.

Management’s cash flow projections indicate that absent a refinancing transaction or series of transactions, the Company will be unable to pay the principal and accumulated unpaid interest on its Secured Notes and Unsecured Notes when those instruments mature in November 2014 and February 2015, respectively. Our liabilities exceed our assets and we do not have sufficient cash flow from operating activities to repay the Secured and Unsecured Notes at maturity. Our history of continuing losses, our financial position, and the substantial liquidity needs we face, could make refinancing our debt more difficult and expensive and raises substantial doubt about the Company’s ability to continue as a going concern. Management is actively engaged in the process of refinancing our existing indebtedness, including identifying additional potential sources of cash to refinance, retire or amend Alion’s existing long term debt agreements. See “Management’s Discussion and Analysis—Liquidity and Capital Resources” for a summary description of our ongoing refinancing plans. We have reached a preliminary understanding with the holders of a majority of our outstanding Unsecured Notes regarding potential refinancing transactions involving our outstanding indebtedness and are negotiating a definitive agreement. However, management can provide no assurance that Alion will be able to enter into a definitive agreement or conclude a refinancing of its Unsecured Notes or that additional financing will be available to retire or replace its Secured Notes, and if available, that the terms of any transaction would be favorable. Default under the Unsecured Note Indenture or the Secured Note Indenture could allow our debt holders to declare all amounts outstanding under the revolving credit facility, the Secured Notes and the Unsecured Notes to be immediately due and payable. Any event of default could have a material adverse effect on our business, financial condition and operating results if creditors were to exercise their rights, including proceeding against substantially all of our assets that secure the Credit Agreement and the Secured Notes, and possibly cause us to invoke insolvency proceedings including, but not limited to, a voluntary case under the U.S. Bankruptcy Code.

We may not be able to obtain financing in the future, and the terms of any future financings may limit our ability to manage our business. Difficulties in obtaining financing on favorable terms would have a negative effect on our ability to execute our business strategy.

We will need to seek additional capital in the future to refinance or replace existing long-term debt. We may also need to seek additional capital in the future to meet current or future business plans, meet working capital needs or for other reasons. Based on the significant amount of our existing indebtedness and current market conditions, the availability of financing is, and may continue to be, limited. There can be no assurance that we will be able to obtain future financings on acceptable terms, if at all. The Secured Notes, Unsecured Notes and the Credit Agreement mature between August 2014 and February 2015; this could further limit our ability to obtain additional financing on acceptable terms, if at all. As discussed above our liabilities exceed our assets and we do not have sufficient cash flow from operating activities to repay the Secured and Unsecured Notes at maturity. This could make refinancing our debt more difficult and expensive and raises substantial doubt as to the Company’s ability to continue as a going concern.

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

If we breach our financial covenants, we could have to amend our Credit Agreement financial covenants which could materially affect our ability to finance our future operations, meet our capital needs or satisfy obligations to repurchase our common stock.

Our credit arrangements, including our Unsecured and Secured Note Indentures and our Credit Agreement include a number of covenants. We expect to be able to comply with our indenture negative covenants and our Credit Agreement financial covenants through maturity. Our Credit Agreement financial statement covenant requires an audit opinion without a “going concern” explanatory note or any similar qualification or exception and without any qualification or exception as to the scope of such audit. In anticipation of a potential covenant breach, resulting from an audit opinion including a “going concern” explanatory note, in December 2013 Alion and its Credit Agreement lenders agreed to waive this covenant. The Company paid no fee for this waiver. If we were unable to meet Credit Agreement financial covenants in the future, we might need to amend the Credit Agreement on less favorable terms. If we were to default under any of the Credit Agreement covenants, we could pursue an amendment or waiver with our existing lenders, but there can be no assurance that lenders would grant an amendment or waiver. In light of current credit market conditions, any such amendment or waiver might be on terms, including additional fees, increased interest rates and other more stringent terms and conditions materially disadvantageous to us.

If we were unable to meet financial covenants in the future and unable to obtain future covenant relief or an appropriate waiver, we could be in default under the Credit Agreement. This could cause all amounts borrowed under it and all underlying letters of credit to become immediately due and payable, expose our assets to seizure, cause a potential cross-default under our indentures and possibly require us to invoke insolvency proceedings including, but not limited to, a voluntary case under the U.S. Bankruptcy Code. We may find it more difficult to obtain waivers or amendments to covenants in our indentures than our Credit Agreement because the process to obtain such a waiver or amendment is complicated and would in most cases involve the consent of the relevant portion of the affected class of our note holders.

Our Unsecured Note Indenture, Secured Note Indenture and Credit Agreement restrict our operations.

Our Unsecured Note Indenture, Secured Note Indenture and Credit Agreement contain, and our future debt agreements may contain, covenants that may restrict our ability to engage in activities that may be in our long-term best interest, including financing future operations or capital needs or engaging in other business activities. Our Unsecured Note Indenture, Secured Note Indenture and Credit Agreement restrict, among other things, our ability and the ability of our subsidiaries to:

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

Our Credit Agreement requires us, and future debt agreements may require us, to maintain specified financial levels relating to, among other things, our minimum trailing twelve-month EBITDA (earnings before interest, taxes, depreciation and amortization). Future debt agreements may also impose other minimum financial performance requirements including, but not limited to, fixed charge coverage and net worth tests. Events beyond our control can affect our ability to meet these financial performance requirements; we cannot guarantee that we will meet these tests.

Default under the Unsecured Note Indenture, Secured Note Indenture or the Credit Agreement, could allow lenders to declare all amounts outstanding under the revolving credit facility, the Secured Notes and the Unsecured Notes to be immediately due and payable. We have pledged substantially all of our assets to secure our Credit Agreement and Secured Note debt. If Credit Agreement lenders were to declare the revolving credit facility balance due, they could proceed against those assets. Any event of default could have a material adverse effect on our business, financial condition and operating results if creditors were to exercise their rights.

If we are able to refinance our existing indebtedness, we believe it is possible that the terms of the new indebtedness would include negative, affirmative and financial covenants more onerous than those contained in our Secured Note Indenture, the Unsecured Note Indenture and the Credit Agreement.

From time to time we may require consents or waivers from our lenders to permit actions prohibited by the Unsecured Note Indenture, Secured Note Indenture and/or the Credit Agreement. If, in the future, lenders refuse to waive restrictive covenants and/or financial levels under the Unsecured Note Indenture, the Secured Note Indenture and/or the Credit Agreement, we could be in default on the Unsecured Note Indenture, the Secured Note Indenture and/or the Credit Agreement. We could be prohibited from undertaking actions necessary or desirable to maintain or expand our business. There is no guarantee we will be able to obtain additional consents or waivers from our lenders.

Despite our current debt levels, we and our subsidiaries may still be able to incur more debt. This could further aggravate risks associated with our substantial leverage.

We have the ability to incur additional debt, subject to limitations imposed by covenants in our Credit Agreement, the Unsecured Note Indenture and the Secured Note Indenture. Secured Note PIK interest will increase our debt by the amount of PIK notes we issue. The Unsecured Note Indenture, the Credit Agreement and the Secured Note Indenture do not completely prohibit us from incurring additional debt. The more we borrow, the more we, and in turn our security holders, become exposed to the risks described under “We have incurred a significant amount of debt and our debt load may limit our financial and operational flexibility which could prevent us from fulfilling our obligations under our debt agreements.” See Note 11 – Long-Term Debt in the Notes to the Audited Financial Statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations – Discussion of Debt Structure for additional information.

Risks Related to Our Business and Operations

As a highly-leveraged company, we expect to experience net losses in at least our next four years of operation.

We have had a net loss every year since our inception in late 2002. We expect to incur a net loss in at least our next four years of operation, fiscal 2014 through fiscal 2017. Interest expense on existing debt and future deferred income tax expense are among the most significant factors contributing to our estimated future net losses. The size of future losses and achieving profitability depend on achieving significant revenue growth and controlling expenses. We may not become profitable if revenue grows more slowly than we anticipate, or if operating expenses exceed our expectations. Even if we become profitable, we may not be able to sustain our profitability.

As a highly leveraged company, our ability to meet our financial and other future obligations depends on our future operating results. Absent a refinancing, we do not believe we will be able to meet our obligations to re-pay our outstanding Secured Notes and Unsecured Notes when they come due.

Our ability to pay our debt, to comply with financial covenants, and to fund working capital and planned capital expenditures depends on our ability to generate cash flow currently and in the future. We cannot be certain our business strategy will succeed or that we will achieve our anticipated financial results. Our financial and operational performance depends upon a number of factors, many of which are beyond our control. Risk factors include:

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

These factors will also affect our ability to meet future ESOP re-purchase obligations and to pay interest and principal on our outstanding indebtedness when due, including at the respective maturity dates thereof. In August 2014, we must re-pay any outstanding balance on the Credit Agreement Revolving Credit Facility. If we cannot refinance our debt, we will be required to pay all outstanding principal and accrued interest on our Secured Notes on November 1, 2014. Three months later, on February 1, 2015, we are required to pay all outstanding principal and accrued interest on the Unsecured Notes.

Budget issues have been magnified by the 2011 Budget Control Act (the Budget Control Act) which required approximately $110 billion in automatic cuts in the U.S. Government’s fiscal year 2013 funding levels. To the extent that federal government spending is delayed or curtailed by government actions, including the sequestration that began on March 1, 2013 and the October 2013 government shutdown, our revenues and operating results may be adversely affected.

We expect that we will not generate sufficient cash flow to meet our payment obligations on our Secured Notes and our Unsecured Notes when they become due in November 2014 and February 2015, respectively. We plan to refinance our debt. We cannot be certain we can refinance our obligations on favorable terms, or at all. Absent refinancing, our lenders would be able to accelerate our debt’s maturity. As a result, we could default under our other debt, expose our assets to seizure, or resort to debtor protection laws.

The substantial doubt about our ability to continue as a going concern may have an adverse effect on our ability to secure and retain customers and to secure and retain contracts, which would adversely impact our revenues.

The substantial doubt about our ability to continue as a going concern could adversely affect our ability to maintain existing customer relationships or secure new customers. Substantial doubt about our ability to continue as a going concern could also adversely affect our ability to retain existing contracts, obtain new funding on existing contracts or win new contracts. Our inability to maintain existing customers and contracts or secure new contracts or customers would adversely impact our revenues.

We face intense competition from many companies that have greater resources than we do. This could cause price reductions, reduced contract profitability, and loss of market share.

We operate in highly competitive markets and often encounter intense competition to win contracts. If we are unable to successfully compete for new business, our revenue may not grow and operating margins may decline. Many of our competitors have greater financial, technical, marketing, and public relations resources; have larger client bases; and have greater brand or name recognition than we do. Larger competitors include, but are not limited to, U.S. federal systems integrators such as Booz Allen Hamilton, CSC, CACI International Inc., Leidos, SAIC, Engility Corporation, TASC, URS Corporation, CGI Group Inc., ManTech International, and the services divisions of large defense contractors such as Lockheed Martin Corporation, General Dynamics Corporation and Northrop Grumman Corporation.

Our larger competitors may be able to vie more effectively for very large- scale government contracts. Our larger competitors also may be able to provide clients with different or greater capabilities or benefits than we can provide in areas such as technical qualifications, past performance on large-scale contracts, geographic presence, price, and availability of key professional personnel. Our competitors have established relationships among themselves or with third parties, including through mergers and acquisitions, to increase their ability to address client needs. They may establish new relationships; new competitors or competitive alliances may emerge.

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

Historically, a few contracts have provided most of our revenue. If we do not retain or replace these contracts our operations and financial condition will suffer.

The following five federal government contracts (contract vehicles and stand-alone contracts) accounted for more than half of our revenue both in fiscal 2013 and in fiscal 2012.

1.	Weapons System Technology Information Analysis Center for the Defense Information Systems Agency (28%, 17%) (ID/IQ contract vehicle);

2.	Seaport-E Multiple Award Contract for the Naval Sea Systems Command (21%, 20%) (ID/IQ contract vehicle);

3.	Technical and Analytical Support for the U.S. Air Force (8%, 10%) (stand-alone contract);

4.	Naval Sea Systems Command Surface Ships Life Cycle Program Management and Engineering Support (7%, 6%) (stand-alone contract); and

5.	Modeling and Simulation Information Analysis Center for the Defense Information Systems Agency (3%, 8%) (ID/IQ contract vehicle);

Termination of these contracts or our inability to renew or replace them when they expire could cause our revenue to decrease and could have a material adverse effect on our business, financial condition, operating results or ability to meet our financial obligations.

As a highly-leveraged company, if we are unable to achieve or manage growth, our business could be adversely affected.

Attempting to achieve long-term growth has placed significant demands on our management, and on our administrative, operational and financial resources. To achieve and manage growth, we must improve operational, financial and management information systems, and expand, motivate and manage our workforce. If we are unable to achieve and manage growth without compromising our quality of service and our profit margins, or if systems we implement to aid in managing our growth do not produce expected benefits, our business, prospects, financial condition, operating results and ability to meet our financial obligations could be materially adversely affected.

We may lose one or more members of our senior management team or fail to develop new leaders, which could cause the disruption of the management of our business.

We believe that the future success of our business and our ability to operate profitably depends on the continued contributions of the members of our senior management and the continued development of new members of senior management. We rely on our senior management to generate business and execute programs successfully. In addition, the relationships and reputation that many members of our senior management team have established and maintain with our clients are important to our business and our ability to identify new business opportunities. The loss of any member of our senior management or our failure to continue to develop new members could impair our ability to identify and secure new contracts, to maintain good client relations, and to otherwise manage our business. We do not maintain key man life insurance policies on any members of management.

Our business could suffer if we fail to attract, train and retain skilled employees.

Availability of highly trained and skilled professional, administrative and technical personnel is critical to our future growth and profitability. Even in the current economic climate, competition in our industry for scientists, engineers, technicians, management and professional personnel is intense and competitors aggressively recruit key employees. Competition for experienced personnel, particularly in highly specialized areas, has made it more difficult for us to timely meet all our staffing needs. We cannot be certain we will be able to attract and retain required staff on acceptable terms. We also cannot be certain that, due to our highly leveraged capital structure, we may face challenges to recruiting and retaining personnel. Any failure to do so could have a material adverse effect on our business, financial condition, operating results and our ability to meet our financial obligations. Failure to recruit and retain a sufficient number of these employees could adversely affect our ability to maintain or grow our business. Some of our contracts require us to staff a program with personnel the customer considers key to successful performance. If we cannot provide these key personnel or acceptable substitutes, the customer may terminate the contract, and we may not be able to recover our costs.

In order to succeed, we will have to keep up with a variety of rapidly changing technologies. Various factors could affect our ability to keep pace with these changes.

Our success will depend on our ability to keep pace with changing technologies in our core business areas. These technologies can change rapidly. Even if we keep up with the latest developments and available technology, newer services or technologies could negatively affect our business. Integrating our research services’ diverse technologies is complex and often has not been previously attempted. Our success will depend significantly on our ability to develop, integrate and deliver technologically advanced services and solutions at the same or faster pace as our competitors, many of which have greater resources than we do. We are limited by our revolving credit facility in the amount of money we may spend annually on capital expenditures, and we expect we may face greater restrictions on our ability to make capital expenditures under our capital structure if we are able to refinance our existing indebtedness. Those limitations could restrict our ability to invest in new and developing technologies in one or more of our core business areas. Failure to make the appropriate investment could materially affect our business, financial condition and operating results.

An economic downturn could harm our business.

Our business, financial condition, operating results and ability to meet our financial obligations may be affected by various economic factors. Continued unfavorable economic conditions may make it more difficult for us to achieve or maintain revenue growth. In an economic recession, or under other adverse economic conditions which may arise from natural or man-made events, customers and vendors may be less likely to meet contractual terms and payment or delivery obligations. Continued weakness or further deterioration of economic conditions may have a material adverse effect on our business, financial condition, operating results and ability to meet our financial obligations. We believe that it is possible that an economic downturn could affect our fiscal 2014 results, as well as our results in future periods, due to the combination of a significant reduction in governmental spending as a result of sequestration.

Further adverse changes in market conditions, the stock market, the merger and acquisition environment in our industry or federal government budget constraints could adversely affect the value of our reporting units which could cause us to recognize a goodwill impairment charge in the future.

If market conditions were to become more unfavorable, if merger and acquisition activity in our industry were to occur at significantly lower valuations, or we are unable to increase revenue and operating profit, the value of our reporting units could be adversely affected and we might have to recognize an impairment charge to the significant goodwill we have from acquisitions. An impairment charge could have a material adverse effect on our operating results.

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

The ESOP committee, including members of our senior management team, has indirect control over the appointment of our board members and senior officers, which could create conflicts of interest.

Members of our senior management team constitute a majority of the members of the ESOP committee. The ESOP committee directs the ESOP Trustee on how to vote on most, but not all, matters that come up for a shareholder vote. The ESOP committee instructs the ESOP Trustee on the election of directors. In the ordinary course of our corporate governance, our directors elect our executive officers, and these officers include the members of our senior management who sit on the ESOP committee. As a result, these senior management team members have the ability to elect the directors who in turn elect our officers and who, in prior years, have elected these senior management team members to the offices they hold. The interests of our senior management and the interests of our ESOP committee may conflict with the interests of the holders of our securities.

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

Many of the systems we develop, install and maintain involve managing and protecting information involved in intelligence, national security and other sensitive or classified U.S. Government functions. A security breach in one of these systems could cause serious harm to our business, damage our reputation and prevent us from being eligible for further work on sensitive or classified systems for U.S. Government clients. We could incur losses from such a security breach that could exceed the policy limits under our errors and omissions and product liability insurance. Damage to our reputation or limitations on our eligibility for additional work resulting from a security breach in one of the systems we develop, install and maintain could materially reduce our revenue. Costs we incur to address security breaches could be material and materially reduce our operating margin.

Our business could be negatively impacted by security threats, including cybersecurity threats, and other disruptions.

As a defense contractor, we face various security threats, including cybersecurity threats to gain unauthorized access to sensitive information; threats to the safety of our employees; threats to the security of our facilities and infrastructure; and threats from terrorist acts. Cybersecurity attacks in particular are evolving and include, but are not limited to, malicious software; attempts to gain unauthorized access to data; and other electronic security breaches that could lead to disruptions in mission critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. As a federal government contractor, we are a potential target to those who want to gain unauthorized access to sensitive and classified information of the United States, including officially and non-officially sponsored acts of other countries and political organizations.

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

An unauthorized party was able to gain access to our computer network in a prior fiscal year. Management retained an independent third-party expert data security firm to assess the nature and extent of unauthorized access, and to recommend remedial actions. We also asked the outside data security expert to recommend additional steps we could take to further enhance our ability to detect, monitor and defend against cybersecurity incidents.

We undertook remedial actions based on the data security expert’s recommendations. We continue to consider additional enhancements to our network security. At the appropriate time, we notified certain government authorities and outside parties based on information obtained from the data security expert’s investigation. Our insurance carrier agreed, subject to the limits of our coverage and a full reservation of its rights, to cover the costs of our investigation. The Company’s cyber security insurance policy has a $250,000 deductible. There can be no assurance that these remedial actions will be effective or that future security breaches will be prevented. Any future security breach could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Industry

We depend on U.S. government contracts for substantially all of our revenue. Changes in the contracting or fiscal policies of the U.S. government could adversely affect our business, financial condition, results of operations and ability to satisfy our financial obligations.

In each of the past three fiscal years, over 82% of our revenue came from our U.S. government agency prime contracts. Over the same period, DoD prime contracts and subcontracts accounted for more than 90% of our revenue. Contracts with other government agencies accounted for approximately 4% to 6% of our sales each fiscal year. We expect U.S. government contracts will to continue to account for most of our revenue in the future. Changes in U.S. government contracting policies could directly affect our financial performance. Factors that could materially adversely affect our U.S. government contracting business include:

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

The Budget Control Act of 2011 could cause significant delays or reductions in federal government appropriations for our current and future programs and may negatively affect our revenue and materially and adversely affect our financial condition, operating results, cash flows and ability to satisfy our financial obligations. Government shutdowns can delay collection of our accounts receivable.

In August 2011, Congress enacted the Budget Control Act intended to significantly reduce the federal deficit over ten years. The Budget Control Act established discretionary spending caps through 2021 and a Joint Committee of Congress to identify additional deficit reductions. The law’s passage also signaled the end of a decade of defense spending growth. The Joint Committee failed to agree on deficit reductions which triggered the sequestration provision of the Budget Control Act. Sequestration mandates substantial automatic spending cuts to defense and non-defense programs. The sequestration began on March 1, 2013.

At this time, we cannot predict the effect that either identified or automatic cuts will have on funding for our individual programs. Long-term funding for certain programs in which we participate is likely to be reduced, delayed or cancelled. These cuts could materially and adversely affect the viability of our prime contractors and our subcontractors, and lead to further revenue reductions.

Although we believe that we may be well-positioned in areas the DoD has indicated are the focus for future defense spending, the impact of the Budget Control Act remains uncertain and our business and industry could be materially and adversely affected by it. Sequestration could also materially and adversely affect the business of our prime contractors and those with whom we team. Because we derive a material portion of our total revenue from the performance of subcontracts and teaming agreements, sequestration could have not only a direct effect, but also an indirect effect, on our business, financial condition and results of operation were the contracts we perform with prime contractors and teammates reduced.

Management cannot forecast whether sequestration will adversely affect timing of Alion’s collection of its receivables in the future, but the Company did experience significant payment delays as a result of the government shutdown that occurred immediately after our fiscal year ended. Earlier in fiscal 2013, the federal government altered some of its accelerated payment practices which affected the overall payment cycle of our invoices. It took us until the fourth quarter to recover from most of the effects of these changes.

We depend heavily on federal government contracts. Delays in the federal budget process, including actions related to the need to raise the debt ceiling, sequestration and any future federal government shutdown, could delay procurement of, and payment for, the products, services and solutions we provide and materially and adversely affect our revenue, gross margin, operating results and cash flow.

We derive a significant portion of our revenue from the federal government and from prime contractors to the federal government. We expect to continue to do so. Funding under those contracts is conditioned upon the continuing availability of Congressional appropriations and agency budgets. Congress usually appropriates funds on a fiscal year basis even though contract performance may extend over many years. The programs in which we participate must compete with other federal government programs and policies for funding during the budget and appropriation process. Concerns about increased deficit spending, along with continued economic challenges, continue to place pressure on federal customer budgets. While we believe that our programs are well aligned with national defense and other priorities, shifts in domestic spending and tax policy, changes in security, defense, and intelligence priorities, the affordability of our products and services, general economic conditions and developments, and other factors may affect a decision to fund or the level of funding for existing programs under which we perform contracts or proposed programs under which we might bid for future work. Even if our contracts are fully funded, full or partial furloughs of government employees may result in delays in our customers approving or paying our invoices.

Congress’s failure to agree on deficit reduction goals and disputes on whether to increase the debt ceiling create constraints on and uncertainties about the level of future federal spending. While specific budgetary decisions for the federal government’s next fiscal year are not yet known, such constraints could delay or cancel key programs in which we are involved and could materially and adversely affect our cash flows, liquidity and operating results. If the federal budget process were to result in a prolonged federal government shutdown, we could incur substantial unreimbursed labor or other costs, or it could delay or cancel key programs, which could materially and adversely affect our operating results, cash flow and liquidity.

In addition, when the U.S. Government requires supplemental appropriations to operate or fund specific programs, and legislation to approve any supplemental appropriation bill is delayed, credit markets can react adversely to the uncertainty. In September 2012, Moody’s downgraded our corporate family credit rating from Caa1 to Caa2. Budgetary uncertainties and our lower credit rating could materially and adversely affect our access to credit and our overall liquidity. If we were to use our Revolving Credit Facility to a greater extent and for greater amounts than we have in the recent past, this could also increase the cost of credit to us if our floating interest rates were to rise.

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

The maximum contract value identified in a U.S. government contract does not necessarily determine the revenue we will realize from that contract. Congress normally appropriates funds for a given program each fiscal year, even when actual contract performance may take many years. As a result, U.S. government contracts ordinarily are only partially funded at the time of award. Normally a procuring agency commits additional money to a contract only as Congress makes subsequent year appropriations. Estimates of future revenue attributed to backlog are not necessarily precise. Receipt and timing of any of this revenue is subject to various contingencies such as changed U.S. government spending priorities and government decisions not to exercise existing contract options. Many contingencies are beyond our control. The backlog on a given contract may not ultimately be funded or may only be partially funded, which may cause our revenue to be lower than anticipated, and adversely affect our business, financial condition, operating results, cash flows and our ability to meet our financial obligations.

Many of our U.S. government customers procure goods and services through multiple delivery order type contracts under which we must compete for post-award orders.

Budgetary pressures and reforms in the procurement process have caused many U.S. government customers to purchase goods and services through ID/IQ, GSA Schedule contracts and other multiple award and/or GWAC contract vehicles. These contract vehicles increase competition and pricing pressure requiring us to make sustained post-award efforts to obtain awards and realize revenue. There can be no assurance that we will increase revenue or otherwise sell successfully under these contract vehicles. Our failure to compete effectively after an award under any of these types of contracts could harm our business, financial condition, operating results, cash flows and our ability to meet our financial obligations.

U.S. government contracts contain termination provisions that are unfavorable to us.

U.S. government agencies can generally terminate contracts with suppliers at any time without cause under a termination for convenience clause. If a government agency terminates one of our contracts without cause, we are likely to be compensated for services we have provided and costs we have incurred through the termination date, and we may receive payment for termination-related costs and a negotiated contract fee. However, if the U.S. government terminates a contract because we defaulted under the terms of the contract, we may be liable for any extra costs the U.S. government incurs to procure undelivered services from another company and other potential damages. Termination of any of our large U.S. government contracts could negatively impact our revenue and adversely affect our business, financial condition, operating results, cash flows and our ability to meet our financial obligations.

The U.S. government can suspend or debar a company from doing business with the government if a company violates certain laws or government procurement regulations.

We are subject to numerous federal government procurement laws, regulations and procedures including cost accounting standards, conflict of interest rules, whistleblower protection rules, the False Claims Act, the Truth in Negotiations Act, the Foreign Corrupt Practices Act and other applicable laws and regulations. If the government were to determine that we had failed to comply with our obligations, it could suspend or debar us from doing business with the federal government which could materially adversely affect our operating results, cash flows and financial position.

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

If our fixed-price contract revenue were to decline in total or as a proportion of our total business, or if profit rates on these contracts deteriorate, our operating margins and operating results may suffer.

We have historically earned higher profit margins on fixed-price contracts. If fixed-price contract revenue were to decrease, or customers shift to other types of contracts, our operating margins and operating results may suffer. We cannot ensure we will be able to maintain our historic profitability levels on fixed-price contracts overall nor can we ensure that our percentage of total revenue generated from fixed-price contracts will remain the same or improve.

Our subcontractors’ failure to perform contractual obligations could damage our reputation as a prime contractor and our ability to obtain future business.

As a prime contractor, we often rely significantly upon other companies as subcontractors to perform work we are obligated to deliver to our customers. A failure by one or more of our subcontractors to timely perform services satisfactorily could cause us to be unable to perform our duties as a prime contractor. We have limited involvement in the work our subcontractors perform, and as a result, we may have exposure to problems our subcontractors cause. Subcontractor performance deficiencies could result in a government customer terminating our contract for default. A default termination could make us liable for customer re-procurement costs, and other breach of contract damages, damage our reputation, and hurt our ability to compete for future contracts.

Because U.S. government contracts are subject to government audits, contract payments are subject to adjustment and repayment which may result in lower than expected or reported contract revenue.

U.S. government contract payments we receive are subject to adjustment and repayment after the government audits our contract costs to the extent that our costs exceed allowable costs and/or obligated contract funding. DCAA is currently auditing our 2007 claimed indirect costs. We have settled our indirect rates through 2005 but we are disputing the government’s claim for penalties and interest for 2005. It is our position that the statute of limitations has expired on any government contractual claims, including claims for penalties and interest, on our 2005 and 2006 indirect rate proposals. We timely submitted our indirect cost proposals for all open fiscal years and expect to submit this year’s incurred cost proposal next March as required. We have recorded revenue on federal government contracts in amounts we expect to realize. If the estimated reserves in our financial statements are not adequate, future government contract revenue may be lower than expected.

If we fail to recover at-risk contract costs, we may have reduced fees or losses.

We are at risk for any costs we incur before a contract is executed, modified or renewed. A customer may choose not to pay us for these costs. At September 30, 2013 we had $14.5 million in at-risk costs. While such costs were associated with specific anticipated contracts and funding modifications, we cannot be certain that our customers will execute these contracts or contract renewals or that they will pay us for all our related at-risk costs.

Actual or perceived conflicts of interest may prevent us from being able to bid on or perform contracts.

U.S. government agencies have conflict of interest policies that may prevent us from bidding on or performing certain contracts. When dealing with U.S. government agencies, we must decide, at times with insufficient information, whether to participate in the design process and lose the chance of performing the contract or to turn down the design opportunity for the chance of performing the future contract. We have, on occasion, declined to bid on particular projects because of actual or perceived conflicts of interest. We are likely to continue encountering such conflicts of interest in the future. Future conflicts of interest could cause us to be unable to secure key contracts with U.S. government customers.

As a U.S. government contractor, we must comply with complex procurement laws and regulations and our failure to do so could have a negative impact upon our business.

We must comply with and are affected by laws and regulations relating to the formation, administration and performance of U.S. government contracts, which may impose added costs on our business. If a government review or investigation uncovers improper or illegal activities, we may be subject to civil and/or criminal penalties and administrative sanctions, including contract termination, fines, forfeiture of fees, suspension of payment and suspension or debarment from doing business with U.S. government agencies, any of which could materially and adversely affect our ability to conduct our business.

We derive significant revenue from U.S. government contracts awarded through competitive bidding which is an inherently unpredictable process.

We obtain most of our U.S. government contracts through competitive bidding. We face risks associated with:

•	the frequent need to bid on programs in advance of the completion of their design, which can result in unforeseen technological difficulties and/or cost overruns;

•	the substantial time and effort, including design, development and promotional activities, required to prepare bids and proposals for contracts we may not win;

•	the rapid rate of technological advancement and design complexity of most of our research offerings; and

•	the risk of an adverse resolution of bid protest or other award controversy challenging a contract award, a solicitation’s terms and conditions, or the award of significant additional work under an existing contract.

Upon expiration, U.S. government contracts may be subject to a competitive re-bidding process. We may not succeed in winning new contract awards or renewals in the future. Our failure to renew or replace existing contracts when they expire or win new contracts, would negatively affect our business, financial condition, operating results, cash flows and our ability to meet our financial obligations.

U.S. government contracts are subject to bid protests by other interested parties that compete with us for new contracts and in re-competitions. A contract award or a solicitation’s terms and conditions are subject to protest for a variety of reasons, including that a solicitation or competitive bidding process violates law or regulation, or that the government agency has failed to comply with the terms of a solicitation in conducting a procurement. Moreover, changes to an existing contract are subject to protest on the basis that they involve a cardinal change which exceeds the scope of the contract. A bid protest may result in a decision by a Court, the Government Accountability Office, or by the cognizant government agency to cancel a contract award or to take other action that may result in the loss of a contract or in delay in a contract’s start date. Even a bid protest that does not result in such a decision or action may delay the start of contract during the pendency of the protest. Accordingly, bid protests may negatively affect our business, financial condition, operating results, cash flows and our ability to meet our financial obligations.

Our failure to obtain and maintain necessary security clearances may limit our ability to carry out confidential work for U.S. government customers, which could cause our revenue to decline.

As of September 30, 2013, we had an aggregate of approximately 340 DoD stand-alone contracts and delivery/task orders and we had facility security clearances at 23 sites. As of September 30, 2013, approximately 80% of our employees held security clearances. Each cleared facility has a Facility Security Officer and Key Management Personnel whom the U.S. Department of Defense — Defense Security Service requires to be cleared to the level of the facility security clearance. Individual employees are selected to be cleared, based on specific classified contract task requirements and each employee’s technical, administrative or management expertise. Once an employee is cleared, he or she may access classified contract information, based on clearance level and a “need-to-know”.

Protecting classified information is paramount. Loss of a facility clearance, or an employee’s failure to obtain or maintain a security clearance, could result in a U.S. government customer terminating an existing contract or choosing not to renew a contract. If we cannot maintain or obtain the required security clearances for our facilities and our employees, or obtain these clearances in a timely manner, we may be unable to perform certain U.S. government contracts. Lack of required clearances could also impede our ability to bid on or win new government contracts, which might result in terminating current research activities. This could damage our reputation and our revenue would likely decline, which could materially and adversely affect our business, financial condition, operating results and ability to meet our financial obligations.

If we fail to establish and maintain important relationships with government entities and agencies, our ability to successfully bid for new business and retain existing business may be adversely affected.

To bid on new business, we rely in part on establishing and maintaining relationships with various government officials. These relationships enable us to provide informal input and advice to government agencies before we develop a formal proposal. Due to change in personnel at the customer or within our company, we may be unable to maintain our relationships with government entities and agencies; any failure to do so could adversely affect our ability to bid successfully for new business or to retain existing business. This could adversely affect our operating results, cash flow and financial condition and our ability to meet our financial obligations.

Failure to maintain strong relationships with other contractors could result in a decline in our revenue.

Approximately 11% of our fiscal 2013 revenue resulted from our work as a subcontractor and from teaming arrangements with other contractors. As a subcontractor or teammate, we cannot control performance by our prime contractor or other teammates. Poor performance on a given contract could impact our customer relationship, even when we perform as required. We expect to continue to depend on relationships with other contractors for a portion of our revenue for the foreseeable future. Our revenue, operating results, financial position and cash flows could differ materially and adversely from what we anticipate if one or more of our prime contractors or teammates were to rely on one of our competitors or were to directly provide our customers the kind of services we provide.

The federal government’s appropriation process and other factors may delay the collection of our receivables, and our business may be adversely affected if we cannot collect our receivables in a timely manner.

We must collect our receivables to generate cash flow, provide working capital, pay interest and principal on our debt and continue our business operations. If the federal government, or any of our prime contractors fails to pay or delays paying our invoices for any reason, our business and financial condition may be materially and adversely affected. The government may fail to pay outstanding invoices and DCAA could revoke our direct billing privileges, which would adversely affect our ability to timely collect our receivables. Contracting officers can also withhold payment of some portion or all of an outstanding invoice which could also adversely affect our ability to collect our receivables timely.

Government rules could limit our ability to get paid for the work we perform.

Government rules require DoD contracting officers to impose contractual withholdings at no less than certain minimum levels if a contracting officer determines that one or more of a contractor’s business systems have one or more significant deficiencies. If a contracting officer were to impose such a withholding on us or even one of our prime contractors, it would increase the risk we would not be paid in full or paid timely. If we experience difficulties collecting receivables, it could materially and adversely affect our operating results, cash flow and financial condition and our ability to meet our obligations.

The U.S. Government may adopt new contract rules and regulations or revise its procurement practices in a manner adverse to us at any time.

The U.S. Government may face restrictions or pressure regarding the type and amount of services it may obtain from private contractors. Legislation, regulations and initiatives dealing with procurement reform, environmental responsibility or sustainability, and mitigation of potential conflicts of interest, as well as any resulting shifts in the buying practices of U.S. Government agencies could adversely affect us. Such changes could impair our ability to obtain new contracts or win a recompete of an existing contract. Any new contracting requirements or procurement methods could be costly or administratively difficult for us to implement and could materially and adversely affect our operating results, cash flow and financial condition and our ability to meet our obligations.

The U.S. government may prefer minority-owned, small and small disadvantaged businesses; therefore, we may not win certain contracts on which we bid.

As a result of the Small Business Administration set-aside program, the U.S. government may decide to restrict certain procurements only to bidders that qualify as minority-owned, small, or small disadvantaged businesses. As a result, we would not be eligible to perform as a prime contractor on those programs and would be restricted to a maximum of 49% of the work as a subcontractor on those programs. An increase in the amount of procurements under the Small Business Administration set-aside program may impact our ability to bid on new procurements as a prime contractor or restrict our ability to recomplete on incumbent work that is placed in the set-aside program.

Many of our contracts with the U.S. government are classified or subject to other security restrictions, which may limit investor insight into portions of our business.

For fiscal 2013, we derived a substantial portion of our revenue from contracts with the U.S. government that are classified or subject to security restrictions that preclude the dissemination of certain information. In addition, a significant number of our employees have security clearances which preclude them from providing information regarding certain of our clients and services provided to such clients to other of our employees without security clearances and investors. Because we are limited in our ability to provide information about these contracts and services, the various risks associated with these contracts or services or any dispute or claims relating to such contracts or services, you may not have important information concerning our business, which will limit your insight into a substantial portion of our business and therefore may be less able to fully evaluate the risks related to that portion of our business.

Risks Related to our Common Stock

Future issuances of equity securities, or securities convertible into common stock, including warrants, in connection with a refinancing of our indebtedness, will dilute existing ESOP participants’ beneficial ownership interest in our common stock and could decrease the price of our common stock.

Our financing activities have required us to issue warrants related to our debt, and our future financing activities may require us to issue warrants or other securities convertible into our common stock, which may have a dilutive effect on the ownership interest of ESOP participants and existing warrant holders, and could substantially decrease the price of our common stock. We have a preliminary understanding with holders of the majority of our outstanding Unsecured Notes regarding a potential refinancing transaction which, subject to execution and delivery of definitive agreements, could involve the issuance of new warrants to the existing holders of our Unsecured Notes to purchase up to 27.5% of our common stock. This would dilute the beneficial ownership interests of our existing ESOP participants and could decrease the price of our common stock. The new potential warrants are expected to include anti-dilution protection for the benefit of the new warrant holders that in many cases will enable them to maintain their 27.5% ownership in connection with any future issuances of our common stock. This anti-dilution protection could materially dilute the ownership interests of the participants in our ESOP and holders of existing common stock warrants.

Future issuances of our common stock to the ESOP may have a dilutive effect on the beneficial ownership interests of existing participants in the Alion KSOP and could further decrease the price of our common stock.

Issuances of our common stock to the ESOP for employer 401(k) matching and profit sharing contributions can have a dilutive effect on the ownership interests of existing participants in the Alion KSOP and could decrease the price of our common stock. To the extent our stock price declines further, dilution would be greater, as we will be required to issue more shares to satisfy our obligations to the ESOP. Our stock price has declined over the past four valuations and recently declined from $16.25 as of March 31, 2013 to $8.10 as of September 30, 2013.

The value of our common stock is not based on trading activity in a well-established market. We could conclude a transaction at a stock price that differs from the value of a share of Alion common stock as most recently determined by the ESOP Trustee.

As of each March 31 and September 30 valuation date, the ESOP Trustee receives a valuation report from an independent third party valuation firm. The ESOP Trustee uses the information in the valuation report to determine the price at which the ESOP Trust is willing to buy or sell shares of Alion common stock. The independent third party valuation firm uses various valuation methodologies in assisting the ESOP Trustee to determine the fair market value of a share of Alion common stock. It is possible that we could conclude a transaction with a third party, such as an investment, a merger, a sale of substantially all of our assets, or a change of control transaction, at a stock price that differs from the value ascribed to a share of Alion common stock as of its most recent prior valuation.

If we were to engage in such a transaction, the price per share for Alion common stock in that transaction could be less than the most recent price per share for transactions with the ESOP Trust. There can be no assurance that, with respect to future valuations, the valuation firm, or any other financial adviser that the ESOP Trustee might choose, would utilize the same processes or methodologies in future valuations of our common stock or that such advisor(s) would reach conclusions similar to those contained in the most recent valuation report.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters in McLean, Virginia consists of 23,823 square feet of leased office space. We also lease approximately 65 additional office facilities totaling 900,552 square feet. Our largest offices are located in Washington, DC; Fairfax, Alexandria, Vienna, Arlington, Norfolk, Portsmouth, and Newport News, Virginia; Pittsburgh and West Conshohocken, Pennsylvania; Huntsville and Mobile, Alabama; New London, Connecticut; Annapolis, Annapolis Junction and Lanham, Maryland; Orlando, Florida; Rome, New York; Pascagoula, Mississippi; Fairborn, Ohio; Mt. Clemens, Michigan; Boulder, Colorado; Durham, North Carolina; Bath, Maine; San Diego, California; Albuquerque, New Mexico; and Burr Ridge, Illinois. We lease 21 facilities that contain laboratory space totaling approximately 109,570 square feet, for contract-related research. Our largest laboratories are located in Durham, North Carolina; Warrenville, Chicago and Geneva, Illinois; Annapolis Junction and Lanham, Maryland; West Conshohocken, Pennsylvania; Mount Clemens, Michigan and Louisville, Colorado. Lease terms vary in length from one to twelve years, and are generally at market rates.

Aggregate average monthly base rental expense for fiscal 2013, 2012 and 2011 was approximately $1.8 million, $1.7 million and $1.8 million. We periodically enter into other lease agreements that are, in most cases, directly chargeable to current contracts. These obligations are usually either covered by currently available contract funds or cancelable upon termination of the related contracts. We consider our leased space to be adequate for our current and our reasonable anticipated future operations. If sequestration further adversely affects the Company, we may find we have excess leased space. We cannot ensure that if we have excess capacity we will be able to sublease a portion of or assign our leases on terms and conditions favorable to us or at all.

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

Holders

As of September 30, 2013, the ESOP Trust was the only holder of our common stock. The ESOP Trustee is independent of Alion and its management. Consistent with its fiduciary responsibilities, the ESOP Trustee retains an independent third party valuation firm to assist it in determining the fair market value (share price) at which the Trustee may acquire or dispose of investments in Alion common stock. The last valuation was performed as of September 30, 2013.

Alion’s transactions with the ESOP Trust during the past two years were based on the fair market value share prices and dates set out below. The Company did not sell any shares to the ESOP Trust in September 2013.

Valuation Date	Share Price
September 30, 2013	$8.10
March 31, 2013	$16.25
September 30, 2012	$16.45
March 31, 2012	$18.00

Dividends

Alion has never declared any cash dividends. The Company is required to purchase common stock from the ESOP to meet repurchase obligations to Plan participants. We do not expect to pay any dividends in the future, and the terms of our existing credit agreements limit our ability to do so. Although we do not expect to become profitable in at least the next four years, we currently intend to retain future earnings, if any, to use in operating our business. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend on our operating results, our financial condition, contractual restrictions, applicable law and other factors our Board of Directors determines to be relevant. The Secured Notes, the Unsecured Notes and our existing Credit Agreement prohibit us in many instances from paying dividends without consent from the respective creditors.

Recent Sales of Unregistered Securities

In fiscal 2013, Alion employees directed almost $2.0 million in pre-tax salary deferrals and rollovers to the ESOP Trust to purchase beneficial interests in Alion common stock. On March 31, 2013, the Company sold approximately $1.0 million of common stock to the ESOP Trust at $16.25 per share. There was no September 2013 common stock sale. Based on a valuation of Alion common stock as of September 30, 2013, the Company sold approximately $934 thousand in common stock to the ESOP Trust at $8.10 per share in December 2013. The Company did not use an underwriter and did not pay underwriter discounts or commissions. The shares of common stock were sold pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Selected Financial Data

The following table presents selected historical consolidated financial data for Alion for each of the last five fiscal years through September 30, 2013. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes in this annual report. We derived our consolidated operating data for the years ended September 30, 2013, 2012 and 2011 and our September 2013 and 2012 consolidated balance sheet data from our audited consolidated financial statements included in this annual report. We derived our consolidated operating data for the years ended September 30, 2010 and 2009 and our September 2011, 2010 and 2009 consolidated balance sheet data from our consolidated financial statements not included in this annual report. Our historical consolidated financial information may not be indicative of our future performance.

	Alion Science and Technology Corporation
	Selected Financial Data
	Fiscal Years Ended September 30,
	2013	2012	2011	2010	2009
	(In thousands)
Consolidated Operating Data:
Contract revenue	$848,972	$817,204	$787,314	$833,988	$802,225
Direct contract expense	669,504	632,831	603,481	638,000	615,700
Total operating expense	137,267	143,935	148,340	157,068	148,960

Operating income	42,201	40,438	35,493	38,920	37,565
Interest expense (a)	(75,700)	(74,934)	(73,919)	(67,613)	(55,154)
Net loss	$(36,592)	$(41,447)	$(44,384)	$(15,232)	$(17,041)
Basic and diluted loss per share	$(5.39)	$(6.74)	$(7.83)	$(2.81)	$(3.25)
Basic and diluted weighted-average common shares outstanding	6,787,660	6,148,438	5,671,977	5,427,979	5,246,227
Consolidated Balance Sheet
Data at End of Period:
Net accounts receivable	$172,604	$175,293	$180,364	$174,032	$180,157
Total assets	624,626	635,296	644,888	646,302	647,498
Working capital	42,569	51,594	46,596	59,796	27,833
Current portion of long-term debt and interest (b)	17,758	17,658	17,392	17,217	14,428
Long-term debt, excluding current portion (b)	556,118	549,425	533,067	521,957	535,822
Redeemable common stock warrants	—	—	—	—	32,717
Redeemable common stock	61,895	110,740	126,560	150,792	187,137
Common stock warrants	20,785	20,785	20,785	20,785	—
Accumulated deficit	(252,050)	(272,433)	(258,125)	(246,270)	(274,559)
Other Data:
Depreciation and amortization	$7,363	$11,741	$11,409	$16,777	$18,959
Cash flows provided by (used in):
Operating activities	$10,783	$12,681	$5,721	$2,396	$8,995
Investing activities	(1,869)	(2,731)	(6,291)	(2,147)	(2,347)
Financing activities	(10,528)	(3,541)	(5,307)	15,261	(11,750)

(a)	Interest expense includes interest payable in cash, non-cash expenses for amortizing original issue discount and debt issue costs, and changes in the fair value of redeemable stock warrants.
(b)	Debt, current and long-term, includes senior and subordinated debt and accrued PIK interest and is net of unamortized debt issue costs and original issue discount.

We divested our HFA subsidiary in September 2010. In July 2010 and September 2011, we sold some contracts with the Office of Naval Research. Operating results include divestitures through their sale date.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist the reader understand Alion’s business, financial condition, results of operations and liquidity and capital resources. You should read the following discussion in conjunction with the consolidated financial statements and related notes included in this annual report. This discussion contains forward-looking statements about our business and operations that involve risks and uncertainties. Future results may differ materially from those we currently anticipate because of the “Risk Factors” described beginning on page 12 and elsewhere in this annual report.

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

The legislative and executive branches of the federal government remain committed to achieving cost controls and budget reductions to defense and civilian agencies, which affect routine operations and specific programs. The Budget Control Act of 2011 (as amended by the American Taxpayer Relief Act of 2012) established a “baseline” from which certain programs and operations may see significant cutbacks or funding limitations and automatic spending cuts to be implemented over time beginning in March 2013 known as sequestration. Programmatic and budgetary reductions are expected to decrease government spending and affect contractor revenues in the defense and civilian government sector.

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

Alion has responded to the budgetary challenge by reducing costs and headcount for indirect and administrative staff, lowering facilities costs and striving to position the Company to serve its customers more effectively and efficiently. While we believe our customers will continue to seek our high-end engineering and technical expertise and solutions, we are not unaffected by today’s current market pressures. However, we believe the legislative and executive branch focus on controlling and reducing costs will ultimately help us to sell our services and solutions to our government customers so they can improve their operating efficiency and effectiveness. Due to the nature of our high-end engineering and technical services, we believe we are positioned to meet the challenges of a changing professional services market place.

To date, funding for most of Alion’s contracts has not been materially adversely affected by Department of Defense budget reductions for specific programs, or by delays or reductions for other programs due to sequestration, or the government shutdown. Our future financial performance could be materially adversely affected by the risk factors we have identified elsewhere in this Annual Report on Form 10-K. Any one of more of these risks could reduce our future revenue and operating income below current or prior year levels and have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to satisfy our financial obligations.

Management’s cash flow projections indicate that absent a refinancing transaction or series of transactions, the Company will be unable to pay the principal and accumulated unpaid interest on its Secured Notes and Unsecured Notes when those instruments mature in November 2014 and February 2015, respectively. The Company needs to refinance some if not all of its senior debt prior to maturing in November 2014. See Note 2 to the audited financial statements included herein for management’s discussion regarding our substantial doubt as to the Company’s ability to continue as a going concern. Alion has reached a preliminary understanding with the holders of a majority of its Unsecured Notes regarding possible refinancing transactions. This may involve: replacing Alion’s credit facility; refinancing the Secured Notes with $350 million in new secured term loans or notes; exchanging our Unsecured Notes for either new third lien notes, a series of new warrants, and cash for some Unsecured Notes at a price below par; payment of accrued and unpaid interest; and obtaining certain consents from Unsecured Noteholders. We are currently negotiating a definitive agreement with these holders. However, management can provide no assurance that we will be able to enter into a definitive agreement or conclude a refinancing of our Unsecured Notes, or that additional financing will be available to retire or replace our Secured Notes, and if available, that terms of any transaction would be favorable. For further information about the anticipated refinancing, see the discussion in the Liquidity and Capital Resources section beginning on page 39. The Company’s high debt levels, of which $332.5 million matures on November 1, 2014 and Alion’s recurring losses will likely make it more difficult for Alion to raise capital on favorable terms and could hinder its operations. Further, default under the Unsecured Note Indenture or the Secured Note Indenture could allow lenders to declare all amounts outstanding under the revolving credit facility, the Secured Notes and the Unsecured Notes to be immediately due and payable. Any event of default could have a material adverse effect on our business, financial condition and operating results if creditors were to exercise their rights, including proceeding against substantially all of our assets that secure the Credit Agreement and the Secured Notes, and possibly require us to invoke insolvency proceedings including, but not limited to, a voluntary case under the U.S. Bankruptcy Code.

Our Credit Agreement financial statement covenant requires an audit opinion without a “going concern” explanatory note or any similar qualification or exception and without any qualification or exception as to the scope of such audit. In anticipation of a potential covenant breach resulting from an audit opinion including a “going concern” explanatory note, in December 2013 Alion and its Credit Agreement lenders agreed to waive this covenant. The Company paid no fee for this waiver. Absent the waiver, the Company would not have been able to access its revolving credit facility. At the date of the waiver, Alion had $10 million drawn under the Credit Agreement revolving credit facility, not including approximately $4.0 million outstanding in letters of credit. Had Credit Agreement lenders not granted the waiver, the lenders would have had the right to demand the Company immediately repay any amounts outstanding under the revolving credit facility.

Results of Operations

Year Ended September 30, 2013 Compared to Year Ended September 30, 2012

Despite a challenging U.S. federal government defense market, the Company continues to win new contracts and execute on its existing base of business. Fiscal 2013 year-end revenues increased 3.9% over fiscal 2012 year-end revenue while operating income increased by 4.4%.

Revenue increases were attributed to growing our existing base of business, which includes our support of the U.S. Special Operations Command, the Naval Warfare Centers, Rapid Equipping Force, Naval Sea Systems Command, and the Tank Automotive Research Development and Engineering Center. In addition, we continue to expand our business with new customers, such as our work in the international marketplace performing Naval Architecture and Marine Engineering services and providing high-end nuclear engineering services at several international nuclear power plants.

Company initiatives continue to drive efficiencies throughout the business and have reduced overhead expenses by approximately $2.5 million and occupancy costs by $548 thousand as compared to last year. Contract amortization charges are declining over time as planned. Refinancing related expenses have off-set other cost reductions in our general and administrative costs and have driven an overall increase of $698 thousand.

Risks related to sequestration, budget reductions, the 2013 government shutdown and other market factors disclosed in this Annual Report on Form 10-K for the fiscal year ended September 30, 2013 and previous 10-Q reports in fiscal 2013 have affected the revenue growth we have experienced in fiscal 2013. In the future these factors could have a material, adverse effect on our business, financial condition, results of operations and cash flows. Funding reductions associated with sequestration may affect the Company to a greater degree in fiscal 2014. At this time, the degree of these possible reductions cannot be measured with any degree of certainty.

	Fiscal Years Ended September 30,
	2013	2012	2011
	(In thousands)
Revenue	$848,972	817,204	$787,314

Net loss	$(36,592)	(41,447)	$(44,384)

Revenue

Fiscal year 2013 revenue was $849.0 million, up $31.8 million (3.9%) over fiscal 2012 results. This growth was driven by our high-end, agile engineering, rapid prototyping and technology integration work in the Systems Analysis, Design and Engineering core business area, which increased $73.6 million (34.4%) compared to fiscal 2012. This core business area supported customers such as the U.S. Special Operations Command, the Tank Automotive Research Development and Engineering Center, Navy Warfare Development Command, Armament Research, Development and Engineering Center (ARDEC), the Rapid Equipping Force and the Night Vision and Electronic Sensors Directorate. Support for new and existing customers drove a $40.6 million (5.4%) overall increase in Department of Defense fiscal 2013 revenue as work with the U.S. Special Operations Command, the Tank Automotive Research Development and Engineering Center, Naval Surface Warfare Center, U.S. Marine Corps and Department of Homeland Security has expanded.

The $6.4 million increase from our commercial and international customers in fiscal 2013 over fiscal 2012 is related to the Naval Architecture and Marine Engineering work we are performing for the new generation Naval Offshore Patrol Vessel (NOPV) in India. Our high-end nuclear engineering work at several international nuclear power plants also contributed to the increase from our Commercial and International business. In addition, work on our PMS 377 and Team Submarine contracts increased in fiscal 2013, but these gains were offset by reduced activity on several ship design and construction support contracts related to the timing of the build cycles on several programs. These decreases, along with funding delays and reductions related to sequestration and budget reductions led to a $16 million (4.1%) decline in our fiscal 2013 U.S. Navy revenue and a $12.9 million (3.6%) decline in our fiscal 2013 Naval Architecture and Marine Engineering revenue. Fiscal year 2013 civilian agency revenue also declined $15.2 million compared to fiscal 2012 as tasking in our high-end consulting business has decreased due to Federal Government budgetary pressures.

Sources of Revenue

The U.S. government continues to be our principal customer. As in the past, we expect the majority of our revenue will be derived from Department of Defense and other federal agency contracts. Although we are investing to expand our international and commercial business, we believe commercial and international revenue will continue to be a low percentage of our total revenue. Certain annual revenue for the fiscal years ended 2013, 2012 and 2011 disclosed below differs from amounts previously disclosed due to customers re-defining individual contracts, task orders and programs. While this re-classification may shift reported revenue from one classification to another, our total revenue for the period remains unchanged. The table below summarizes our revenue by principal customer for each of the past three fiscal years.

	Fiscal Years Ended September 30,
	2013		2012
	(In millions)
U.S. Air Force	$203.2	23.9%	215.9	26.4%
U.S. Army	93.7	11.0%	105.5	12.9%
U.S. Navy	386.0	45.5%	402.3	49.3%
Other Department of Defense Customers	106.1	12.5%	24.7	3.0%

Sub–total Department of Defense Customers	$789.0	92.9%	748.4	91.6%
Other Federal Agencies	31.3	3.7%	46.5	5.7%

Sub-total U.S. Government customers	820.3	96.6%	794.9	97.3%
Commercial and International customers	28.7	3.4%	22.3	2.7%

Total Revenue	$849.0	100.0%	817.2	100.0%

We provide professional engineering, program management and information technology services and scientific expertise in a range of specialized core business areas. Our business areas closely align our services with the demands of the marketplace. We expect our internal resource allocations and cost reductions will improve our efficiency and enhance our ability to provide cost-effective customer solutions. Factors reducing our Naval Architecture and Marine Engineering core business area and increasing our Systems Analysis, Design and Engineering core business area revenue are noted in the previous Revenue section. Reductions in the Modeling, Simulation, Training and Analysis from fiscal 2012 to fiscal 2013 totaling $28.9 million (11.6%) are due, in part to award delays on our Software, Networks, Information, Modeling and Simulation (SNIM) contract, slower than anticipated ramp-up periods on new contract awards, as well as sequestration related reductions in our customers’ training and travel budgets which decreased our support activity in several modeling and simulation centers we manage for our customers. The table below summarizes our revenue by core business area for fiscal 2013, 2012 and 2011.

	Fiscal Years Ended September 30,
Core Business Area Revenue	2013		2012
	(In millions)
Naval Architecture and Marine Engineering	$342.0	40.2%	$354.9	43.4%
Systems Analysis, Design and Engineering	287.5	33.9%	213.9	26.2%
Modeling, Simulation, Training and Analysis	219.5	25.9%	248.4	30.4%

Total Revenue	$849.0	100.0%	$817.2	100.0%

Cost-reimbursement contract revenue increased $46.5 million (6.9%) this year and represented 85.2% of fiscal 2013 revenue. Cost-reimbursement contracts are our least profitable type of contract because government regulations limit cost-reimbursement contract fee levels. To the extent that in the future cost-reimbursement contracts continue to increase as a percentage of our contract mix, operating margins and results may suffer. Customers, including the Naval Sea Systems Command and the Defense Technical Information Center continued to issue this type of tasking on our ID/IQ contract vehicles. Fixed price contract revenue was up $11.5 million to 8.8% of annual revenue from expanded international work in Naval Architecture and Marine Engineering work and high-end nuclear engineering services contracts. Time and material contract revenue fell $26.2 million to 6.0% of annual revenue, this reduction in Time and Material contract revenue occurred due to the reduction of our Commercial work within the Washington Consulting group as well as reductions in U.S. Army’s Battle Command Support Services work. The table below summarizes our revenue by contract billing type for the past three fiscal years.

	Fiscal Years Ended September 30,
Revenue by Contract Billing Type	2013		2012
	(In millions)
Cost Reimbursable contracts	$723.2	85.2%	$676.7	82.9%
Fixed Price contracts	74.7	8.8%	63.2	7.7%
Time and Material contracts	51.1	6.0%	77.3	9.4%

Total Revenue	$849.0	100.0%	$817.2	100.0%

In fiscal 2013, our prime contract revenue grew by $58.0 million, an 8.3% increase compared to last year. Revenue from our work as a subcontractor to other prime contractors was down $26.2 million or 22.3% in fiscal 2013 compared to fiscal 2012. Alion continues to increase its presence as a prime contractor on larger, more complex programs where we deliver services to customers by deploying our own staff and by managing the efforts of other contractors on contracts such as Amphibious Warfare Program Office Support Services (PMS 377) and the Integrated Warfare Systems Surface Ship Weapons (IWS 3.0) and Team Submarine. Prime contract revenue also grew as of a result of increased material procurement activity to support customers, such as the U.S. Special Forces Command and the Office of the Secretary of Defense, utilizing our agile engineering and rapid prototyping support services within our Systems Analysis, Design and Engineering Core Business Area.

Costs for companies that work for us on our prime contracts and costs for materials often generate lower contract fee percentages, which in turn, place downward pressure on our gross margins. The table below summarizes our prime and subcontract revenue for the last three fiscal years.

	Fiscal Years Ended September 30,
Prime and Subcontract Revenue	2013		2012
	(In millions)
Prime contracts	$757.6	89.2%	$699.6	85.6%
Subcontracts from other companies	91.4	10.8%	117.6	14.4%

Total Revenue	$849.0	100.0%	$817.2	100.0%

The trend by our customers to use our services through ID/IQ contract vehicles continued this year. ID/IQ contract revenue increased by 11.0% compared to last year. Our customers used our Weapons System Information Analysis Center and Seaport-E contracts as well as other IDIQ contract vehicles to obtain Alion’s services. The table below summarizes our revenue by contract vehicle type for the past three fiscal years.

	Fiscal Years Ended September 30,
Contract Vehicles	2013		2012
	(In millions)
IDIQ Contracts	$554.3	65.3%	$499.2	61.1%
Individual contracts	294.7	34.7%	318.0	38.9%

Total Revenue	$849.0	100.0%	$817.2	100.0%

Selected Financial Information

The table below summarizes our fiscal 2013 and 2012 revenue and income from operations. Full year revenue increased by $31.8 million while total operating expenses declined by $6.7 million. The Company benefitted from continuing efforts to reduce our cost structure by trimming overhead expenses, general and administrative costs, facilities expenses. Our declining contract amortization charges also contributed to the lower fiscal year 2013 operating expense. Costs associated with the Company’s refinancing efforts eroded the cost reductions in our general and administrative expenses. The table below presents selected comparative financial information for fiscal years ended September 30, 2013 and 2012. Our discussion and analysis refers to financial information in this table and to Alion’s consolidated financial statements in this Annual Report on Form 10-K.

Selected Financial Information	Fiscal Years Ended September 30,
	2013		2012
		% Revenue		% Revenue
	(In thousands)
Total contract revenue	$848,972		$817,204
Total direct contract costs	669,504	78.9%	632,831	77.4%
Direct labor costs	248,934	29.3%	254,949	31.2%
Material and subcontract costs	402,171	47.4%	361,367	44.2%
Other direct costs	18,399	2.2%	16,515	2.0%

Gross profit	179,468	21.1%	184,373	22.6%

Total operating expense	137,267	16.2%	143,935	17.6%
Major components of operating expense:
Overhead and G&A expenses	99,381	11.7%	101,133	12.4%
Rental and occupancy expense	30,538	3.6%	31,086	3.8%
Depreciation and amortization	7,348	0.9%	11,716	1.4%

Operating income	$42,201	5.0%	$40,438	4.9%

Direct Contract Expense and Gross Profit.

Direct contract costs increased by $36.7 million (5.8%) in fiscal 2013 compared to fiscal 2012 in line with higher current year revenue. Direct labor costs decreased $6.0 million (2.4%) year over year while third-party costs for materials and subcontracts grew by $40.8 million (11.3%) compared to last year. The decrease in direct labor was driven by reduced level of effort on a number of our contracts. Increased material and subcontractor costs are the result of Alion winning larger, more complex contracts as a prime contractor, that require us to hire and manage other contractors. Other direct costs increased by $1.9 million. Gross profit was down by $4.9 million this year, 142 basis points lower than last year’s gross profit level. The decline in gross profit was due, in part, to the increase in material and subcontractor costs which typically will garner lower contract fees and the decrease in Alion direct labor.

Operating and General and Administrative Expenses.

In fiscal 2013, operating expenses were $6.7 million lower than they were in fiscal 2012, declining by 1.4% to 16.2% of revenue. This year the Company realized $2.5 million in overhead savings as a result of previously announced staffing reductions and other non-labor cost reductions and cost avoidance measures. Depreciation expense in fiscal 2013 was down $1.1 million compared to fiscal 2012 as Alion continued to utilize its fully-expensed assets without a charge to operations.

In fiscal 2013, amortization expense for intangibles was down $3.3 million compared to fiscal 2012. Charges for purchased contracts continue to decline over time as the acquired JJMA contract portfolio reaches the end of its useful life for accounting purposes. The useful life was initially established in 2005. As of September 30, 2013, the JJMA contract portfolio had an unamortized carrying value of $1.8 million.

Offsetting some of the benefits from these lower operating expenses, general and administrative expenses were up year over year by approximately $698 thousand. This was primarily because of costs associated with Alion’s ongoing refinancing efforts.

Operating Income.

Operating income rose to $42.2 million for the year, which was a 4.4% increase over last year’s $40.4 million. The increase in operating income was due, in part, to the increase in revenue as noted in the Sources of Revenue section of this report. Lower operating expenses due to reductions in overhead and core general and administrative costs helped propel the increase and offset lower gross profit margins. This operating income was 5.0% of revenue in fiscal 2013 up from 4.9% in fiscal 2012.

Other Expense.

Interest income, interest expense and other aggregate non-operating expenses were stable year over year. Secured Note interest was higher in fiscal 2013 because more interest-bearing PIK notes were outstanding. Unsecured Note interest was lower because our outstanding principal was lower. Our revolver interest costs were higher as we accessed the revolver more frequently in fiscal 2013 and also had a higher balance of outstanding letters of credit. PIK interest and debt issue cost amortization was also higher in fiscal 2013 than fiscal 2012 because the principal balance increased.

	Interest Expense
	Fiscal Years Ended September 30,
	2013	2012
	(In thousands)
Cash Pay Interest
Revolver	$887	$793
Secured Notes	32,761	32,116
Unsecured Notes	24,861	25,112
Other cash pay interest and fees	69	69

Sub-total cash pay interest	58,578	58,090
Deferred and Non-cash Interest
Secured Notes PIK interest	6,551	6,423
Debt issue costs and other non-cash items	10,571	10,421

Sub-total non-cash interest	17,122	16,844

Total interest expense	$75,700	$74,934

Debt Extinguishment.

In fiscal 2013, we repurchased $10 million worth of Unsecured Notes at a discount to face value in a series of open market transactions. We recognized a $3.9 million debt extinguishment gain on these debt repurchase transactions.

Income Tax Expense.

We recognized $7.0 million in income tax expense both this year and last year. In fiscal 2013, our deferred tax assets increased by $18.6 million and in 2012 they increased by $20.1 million. Changes in deferred tax assets which reduce income tax expense were entirely offset by corresponding increases in valuation allowances. Our fiscal 2013 and 2012 income tax expense came almost exclusively from recognizing changes in our deferred tax liability arising from amortizing tax-deductible goodwill.

Net Loss.

The Company posted a net loss of $36.6 million in fiscal 2013 which was a $4.9 million improvement from fiscal 2012. Revenue, gross margin and operating income were all higher and operating expenses were lower this year. And though we benefited from a debt extinguishment gain this year, continued high levels of interest expense partially offset these improvements.

Results of Operations

Year ended September 30, 2012 Compared to Year ended September 30, 2011

Despite a very challenging defense market environment the Company performed well in fiscal 2012 compared to fiscal 2011. Our fiscal 2012 revenues increased 3.8% over fiscal 2011 and operating income growth exceeded revenue growth by increasing 13.9%. Revenue increases were attributed expanding our existing base of customers such as the U.S. Navy and U.S. Air Force and expanding into to new, growing markets including Special Operations Command. Our profitability gains were a result of Company initiatives to drive efficiencies throughout the business, which resulted in reduced operating expenses as well as general and administrative costs. Risks related to the Budget Control Act of 2011, sequestration, the “fiscal cliff” and other market factors, which were described earlier in this report, could affect revenue and operating income results Alion enjoyed in fiscal year 2012. The table below presents summary operating results for the fiscal 2012 and 2011.

	Fiscal Years Ended September 30,
	2012	2011
	(In thousands)
Revenue	$817,204	$787,314

Net loss	$(41,447)	$(44,384)

Revenue

Alion’s revenues from federal government customers and work as a prime contractor increased in fiscal 2012 over fiscal 2011 and represented 97% of overall revenue. Prime contracts accounted for 85.6% of our revenue. Revenue in fiscal 2012 was $29.9 million (3.8%) greater than fiscal 2011 revenue. Growth came from both government and commercial and international customers with commercial and international revenues up by $7.2 million (47.7%) over fiscal 2011. Certain annual revenue for the fiscal years ended 2012 and 2011 disclosed below differs from amounts previously disclosed due to customers re-defining individual contracts, task orders and programs. While this re-classification may shift reported revenue from one classification to another, our total revenue for the period remains unchanged. The table below summarizes our revenues by customer for each of the past two fiscal years.

	Fiscal Years Ended September 30,
	2012		2011
	(In millions)
U.S. Air Force	$215.9	26.4%	$216.8	27.5%
U.S. Army	105.5	12.9%	103.5	13.1%
U.S. Navy	402.3	49.3%	382.0	48.6%
Other Department of Defense Customers	24.7	3.0%	23.5	3.0%

Sub–total Department of Defense Customers	$748.4	91.6%	$725.8	92.2%
Other Federal Agencies	46.5	5.7%	46.4	5.9%

Sub-total U.S. Government customers	794.9	97.3%	772.2	98.1%
Commercial and International customers	22.3	2.7%	15.1	1.9%

Total Revenue	$817.2	100.0%	$787.3	100.0%

Two of our core business areas saw significant growth in fiscal 2012. Naval Architecture and Marine Engineering recovered from fiscal 2011 program delays and was further buoyed by new contract awards, including the Amphibious Warfare Program Office Support Services (PMS 377) and the Integrated Warfare Systems Surface Ship Weapons (IWS 3.0) contracts. This led fiscal 2012 Naval Architecture and Marine Engineering revenue to exceed $354 million and increase $29.1 million over fiscal 2011. Our Systems Analysis, Design and Engineering revenue grew this year, up by $21.6 million as Alion provided rapid weapon systems prototyping analysis, weapon systems integration as well as logistical analysis support functions for customers such Special Forces Command and the Rapid Equipping Forces. Modeling, Simulation, Training and Analysis revenue declined by $20.8 million due to delays in contract awards and completion of several one-time build outs of modeling and simulation centers in fiscal year 2011.

	Fiscal Years Ended September 30,
Core Business Area Revenue	2012		2011
	(In millions)
Naval Architecture and Marine Engineering	$354.9	43.4%	$325.8	41.4%
Systems Analysis, Design and Engineering	213.9	26.2%	192.3	24.4%
Modeling, Simulation, Training and Analysis	248.4	30.4%	269.2	34.2%

Total Revenue	$817.2	100.0%	$787.3	100.0%

Cost-reimbursable contract revenue continued a trend of increasing as an overall percentage of our revenues. Almost 83% of our revenue is derived from cost-reimbursable contracts. Fiscal 2012 realized a $27 million increase in cost-reimbursable contract revenues as revenues on our Weapons Systems Information Analysis Center and Seaport-E Multiple Award contracts increased. Fixed price contract revenue reversed its prior trend and increased as a percentage of Alion revenue. Fixed price revenues increased more than $13 million, up 26% from last year. Fixed price contracts represented more than 7.0% of Alion’s revenue. However, time-and material contracts were down this year, in both absolute dollars ($10.1 million) and as a percentage of Alion revenue (9.4% in fiscal 2012 compared to 11.0% in fiscal 2011).

	Fiscal Years Ended September 30,
Revenue by Contract Billing Type	2012		2011
	(In millions)
Cost Reimbursable contracts	$676.7	82.9%	$649.8	82.6%
Fixed Price contracts	63.2	7.7%	50.1	6.4%
Time and Material contracts	77.3	9.4%	87.4	11.0%

Total Revenue	$817.2	100.0%	$787.3	100.0%

Fiscal 2012 prime contract revenue increased $42.2 million, a 6.4% increase compared to fiscal 2011. Revenue from our work as a subcontractor decreased by $12.3 million in fiscal 2012 as we continued to increase our position as a prime contractor on larger, more complex programs. Costs for companies that work for us on our prime contracts and costs for materials often generate lower contract fee percentages, which in turn, place downward pressure on our gross margins. The table below summarizes our prime and subcontract revenue for the last two fiscal years.

	Fiscal Years Ended September 30,
Prime and Subcontract Revenue	2012		2011
	(In millions)
Prime contracts	$699.6	85.6%	$657.4	83.5%
Subcontracts from other companies	117.6	14.4%	129.9	16.5%

Total Revenue	$817.2	100.0%	$787.3	100.0%

The trend by our customers to execute work through ID/IQ (Indefinite Delivery Indefinite Quantity) contract vehicles continued in fiscal 2012, with revenue from ID/IQ contract vehicles increasing $8.5 million, a 1.7% increase compared to Fiscal Year 2011. Our customers continued to utilize our contract vehicles such as the Weapons System Information Analysis Center and Seaport-E contract vehicles. The table below summarizes our fiscal years 2012 and 2011 revenue by contract vehicle type.

	Fiscal Years Ended September 30,
Contract Vehicles	2012		2011
	(In millions)
IDIQ Contracts	$499.2	61.1%	$490.7	62.3%
Individual contracts and delivery orders	318.0	38.9%	296.6	37.7%

Total Revenue	$817.2	100.0%	$787.3	100.0%

The table below presents selected comparative financial information for fiscal years ended September 30, 2012 and 2011. Our discussion and analysis refers to financial information in this table and to Alion’s consolidated financial statements in this Annual Report on Form 10-K.

Selected Financial Information	Fiscal Years Ended September 30,
	2012		2011
		% Revenue		% Revenue
	(In thousands)
Total contract revenue	$817,204		$787,314
Total direct contract costs	632,831	77.4%	603,481	76.7%
Direct labor costs	254,949	31.2%	255,441	32.4%
Material and subcontract costs	361,367	44.2%	330,448	42.0%
Other direct costs	16,515	2.0%	17,592	2.2%
Gross profit	184,373	22.6%	183,833	23.3%
Total operating expense	143,935	17.6%	148,340	18.8%
Major components of operating expense:
Overhead and G&A expense	101,133	12.4%	105,524	13.4%
Rental and occupancy expense	31,086	3.8%	31,311	4.0%
Depreciation and amortization	11,716	1.4%	11,357	1.4%
Operating income	$40,438	4.9%	$35,493	4.5%

Direct Contract Expenses and Gross Profit.

Direct contract costs increased by $29.4 million (4.9%) in fiscal 2012 compared to fiscal 2011. This was in line with our higher fiscal 2012 revenues. Direct labor costs were stable year over year while third-party costs for materials and subcontracts climbed 9.4% an increase of $31 million compared to last year. The increase in material and subcontractor costs are the result of Alion winning larger, more complex contracts as a prime contractor, which requires us to manage the work of other contractors. Other direct costs decreased by $1.1 million. Gross profit was up by $540 thousand in fiscal 2012, but declined as a percentage of overall revenue due to increase in material and subcontractor costs, which typically will garner lower contract fees.

Operating and General and Administrative Expenses.

Operating expenses declined by $4.4 million in fiscal 2012 (down 3.0%) to 17.6% of revenue. The decrease in operating expenses were driven by a $12.9 million (19.7%) reduction in general and administrative costs due, in part, to previously announced headcount reductions and cost containment efforts. Executive compensation expense (stock-based compensation, bonuses, severance and incentive compensation), costs for administration, accounting and finance decreased and legal and compliance costs were lower by $3.5 million. Rent and related facilities costs also decreased by $225 thousand in fiscal 2012. Depreciation and amortization expense increased modestly ($360 thousand) as amortization of recently deployed intangibles offset declines in amortization charges for prior years’ acquired contracts. We also saw increased spending on information technology and software support (approximately $800 thousand) and expanded proposal and marketing efforts.

Operating Income.

Although fiscal 2012 gross margin was only up modestly, lower operating expenses and increased helped generate $40.4 million in operating income. This was a $4.9 million (13.5%) improvement over $35.5 million in operating income in fiscal 2011. In fiscal 2011, operating income as a percentage of sales was 4.5% of revenue. In fiscal 2012 operating income rose to 4.9% of revenue because of lower operating expenses.

Other Expense.

Interest income, interest expense and other aggregate non-operating expenses for fiscal 2012 increased $2.0 million compared to fiscal 2011. Interest expense accounted for half the increase and the absence of a debt extinguishment gain accounted for the other half. Secured Note interest was higher in fiscal 2012 because more interest-bearing PIK notes were outstanding. Unsecured Note interest was slightly lower because our outstanding principal was lower. Our revolver interest costs were a little higher as we used the revolver slightly more frequently in fiscal 2012 and we had a higher balance of outstanding letters of credit. PIK interest and debt issue cost amortization was also higher in fiscal 2012 than it was in fiscal 2011.

	Interest Expense
	Fiscal Years Ended September 30,
	2012	2011
	(In thousands)
Cash Pay Interest
Revolver	$793	$574
Secured Notes	32,116	31,483
Unsecured Notes	25,112	25,349
Other cash pay interest and fees	69	70

Sub-total cash pay interest	58,090	57,476
Deferred and Non- cash Interest
Secured Notes PIK interest	6,423	6,300
Debt issue costs and other non-cash items	10,421	10,143

Sub-total non-cash interest	16,844	16,443

Total interest expense	$74,934	$73,919

Debt Extinguishment.

In fiscal 2012, we did not repurchase any outstanding debt. In fiscal 2011 we retired $5 million in Unsecured Note principal and recognized an aggregate debt extinguishment gain of $939 thousand.

Income Tax Expense.

We recognized $7.0 million in income tax expense in both fiscal 2012 and 2011. In fiscal 2012, our deferred tax assets increased by $20.1 million and in fiscal 2011 they increased by $21.3 million. Changes in deferred tax assets which reduce income tax expense were entirely offset by corresponding increases in valuation allowances. Our fiscal 2012 and 2011 income tax expense came solely from recognizing changes in our deferred tax liability arising from amortizing tax-deductible goodwill.

Net Loss.

Although our net loss in fiscal 2012 was smaller than fiscal 2011, we still lost $41.4 million this year. Revenue, gross margin and operating income were all higher in fiscal 2012 and operating expenses were lower. However, higher interest expense and the absence of a debt extinguishment gain partially offset these improvements and adversely affected the bottom line in fiscal 2012.

Liquidity and Capital Resources

We use cash primarily to fund operations and service our debt. We had $25.6 million in cash and cash equivalents at September 30, 2013 and had no borrowings outstanding under our $35 million revolving credit facility. We were, however, contingently liable under $4.0 million in outstanding letters of credit which reduced our ability to borrow under our credit facility. The maximum available borrowing capacity under our credit facility at September 30, 2013 was approximately $31.0 million. At September 30, 2013, we had $329.8 million in outstanding Secured Notes due November 2014 and $235.0 million in outstanding Unsecured Notes due February 2015. In fiscal 2013, we repurchased $10.0 million of Unsecured Notes (face value) in a series of open market transactions. For additional information concerning our Credit Agreement, our Secured Notes and our Unsecured Notes, see Note 11 to our audited consolidated financial statements in Item 8 to this Annual Report on Form 10-K.

In general, cash provided by operating activities is adequate to fund our operations, including quarterly interest payments for our Secured and Unsecured Notes. We will need to repay $332.5 million of our existing debt when the Secured Notes mature on November 1, 2014. Our liabilities exceed our assets and we do not have sufficient cash flow from operating activities to repay the Secured and Unsecured Notes at maturity. Our history of continuing losses, our financial position, and the substantial liquidity needs we face raise substantial doubt about the Company’s ability to continue as a going concern. See Note 2 to the audited financial statements included herein. Alion has reached a preliminary understanding with the holders of a majority of Alion’s outstanding Unsecured Notes regarding possible refinancing transactions involving our outstanding indebtedness and are negotiating a definitive agreement. The possible refinancing transactions may involve:

•	The replacement of the Company’s existing $35.0 million revolving credit facility with a new $45.0 million revolving credit facility;

•	The refinancing of the Company’s outstanding Secured Notes prior to their November 2014 maturity with new $350 million senior secured term loans and/or new senior secured notes;

•	The exchange of the Unsecured Notes for, at the Unsecured Note holders’ option, either (a) new junior secured notes, with a combination of interest payable in cash and in kind, and new warrants to purchase up to 27.5% of the Company’s common stock or (b) a limited amount of cash at a price to be determined below par;

•	The payment of accrued and unpaid interest on the Secured Notes and the Unsecured Notes; and

•	The seeking of consents from the holders of the Unsecured Notes to eliminate substantially all of the covenants and events of default in the indenture governing the Unsecured Notes.

Although we have entered into a preliminary understanding with the holders of a majority of our outstanding Unsecured Notes, there can be no assurance that the Company will enter into definitive agreements regarding the terms of the refinancing transactions, that a sufficient amount of the other holders of the Unsecured Notes will agree to participate in such a transaction, that the Company will be successful at obtaining a new revolving credit facility or refinancing the Secured Notes or that any transaction will occur on all or any of the terms described above, and, if any transaction does occur, that the terms concluded will be favorable to the Company’s existing investors. The Company is continuing its refinancing efforts. The Company may engage from time to time in discussions with other creditors of the Company, other holders of the Unsecured Notes, and holders of the Senior Secured Notes as well as with advisors to such creditors and holders.

The terms of the agreements the Company is seeking to negotiate are expected to materially affect Alion’s short and long-term cash obligations and the company’s interest expense. Future interest expense on the agreements to be negotiated may include interest payable in cash, PIK interest and warrants. Demands on the Company’s cash flows as of the date of this Annual Report on Form 10-K are likely to change materially if the Company’s refinancing efforts are successful.

Fluctuations in our cash flows and liquidity demands required by operations occasionally make it necessary for Alion to access our revolving credit facility to meet cash demands. We did not have to access our revolving credit facility to meet periodic interest payment demands or fund operations from May 2012 to July 2013. In June and July 2013, we borrowed approximately $6.0 million under the revolving credit facility to repurchase $10.0 million of our outstanding Unsecured Notes. In August 2013, we borrowed $10.0 million; we repaid the balance in full in mid-September 2013. Our current credit facility expires in August 2014.

Cash flows used in operating activities

	Fiscal Years Ended September 30,
	2013	2012
	(In thousands)
Net cash flow provided by operating activities	$10,783	$12,681

Our operating cash flows are primarily affected by our ability to invoice and collect from our clients in a timely manner, our ability to manage our vendor payments, and the overall profitability of our contracts. We bill most of our customers monthly after services are rendered. Some contracts permit us to bill our customers twice monthly. We had $10.8 million in operating cash flows for fiscal 2013, approximately $1.9 million less than the $12.7 million we generated in 2012. Current year operating cash flows were affected by:

•	increased billings to customers

•	timing of collecting receivables

•	timing of vendor payments

•	lower net losses

•	lower non-cash expenses for depreciation and amortization, and incentive compensation

We collected approximately $857 million in receivables during the year ended September 30, 2013. In 2012, we collected $829 million. Earlier in fiscal 2013, the federal government altered some of its accelerated payment practices which affected the overall payment cycle of our invoices. It took us until the fourth quarter of fiscal 2013 to recover from most of the effects of these changes. Management cannot forecast whether sequestration will adversely affect timing of Alion’s collection of its receivables in the future, but the Company did experience significant payment delays and funding reductions compared to the same period in prior fiscal years as a result of the government shutdown that occurred immediately after our fiscal year ended.

We compute days’ sales outstanding (DSO) based on trailing twelve-month revenue. Accounts receivable DSO stood at 74.2 days at September 30, 2013 and 78.5 days at September 2012. From July to September 2013, improved collections reduced DSO by more than five days. Year over year our DSO improved by more than four days.

This year, even though Alion was affected by sequestration-related funding delays, we made progress in obtaining contract funding. During fiscal 2013, unfunded customer requested work declined even as revenue increased by almost $31.8 million compared to fiscal 2012. By September 30, 2013, we were able to reduce unfunded contract receivables by $4.4 million to $14.6 million for customer-requested work. This compares to $19.0 million at September 30, 2012.

Cash used in investing activities

	Fiscal Years Ended September 30,
	2013	2012
	(In thousands)
Net cash used in investing activities	$(1,869)	$(2,731)

We use some of our cash to invest in equipment and software, leasehold improvements and internal projects. During the fiscal years 2013 and 2012, we spent $1.9 million and $2.7 million for these types of capital expenditures. We expect our investing activities and capital expenditures to continue at comparable levels during the coming fiscal year. Our Credit Agreement limits the amount we may spend on capital expenditures.

Cash used in financing activities

	Fiscal Years Ended September 30,
	2013	2012
	(In thousands)
Net cash used in financing activities	$(10,528)	$(3,541)

In fiscal 2013 we used $10.5 million for financing activities. ESOP transactions accounted for $4.5 million of our financing activities and debt repurchases accounted for the remaining $6.0 million of net cash used. In the fourth quarter of fiscal 2013, we also borrowed and repaid an additional $10.0 million on our revolving credit facility to fund operations before our collections recovered from government payment delays. In fiscal year 2013 and 2102 the Company was able to service our debt without use of the revolving credit facility. The $10.0 million we borrowed and repaid in the fourth quarter of fiscal 2013 was the highest outstanding revolver balance at any point this year.

In fiscal 2013, we paid out $6.7 million to redeem ESOP shares from former employees. We received $2.2 million for ESOP Trust purchases of Alion common stock from employee salary deferrals for the second half fiscal 2012 and the first half of fiscal 2013. In fiscal 2013, we lent the ESOP Trust $1.9 million for it to fund statutorily required diversification of ESOP participant investments. The ESOP Trust repaid the loan in full prior to March 31, 2013.

As permitted by our debt agreements, we used our swing line facility to borrow and repay the $6.0 million we used to repurchase, at a discount, the $10.0 million of Unsecured Notes we retired. We repurchased the retired Unsecured Notes in a series of open market transactions and prepaid the interest on the notes we repurchased through the date of repurchase. We repaid all borrowed funds we borrowed to purchase Unsecured Notes by July 16, 2013, and the largest repurchase related loan balance outstanding was $3.3 million.

Our weighted average loan balance on our revolving credit facility for the period over which we borrowed funds was $323 thousand, not including letters of credit. The weighted average outstanding loan balance for fiscal 2013 was only $45 thousand.

In fiscal 2012, we used $3.5 million for ESOP-related financing activities and did not repurchase any of our outstanding debt. We paid $4.8 million to redeem ESOP shares from former employees. We received $1.3 million from the ESOP Trust for purchases of Alion common stock. Last year, we also lent the ESOP Trust $0.5 million for it to fund statutorily required diversification of ESOP participant investments. The ESOP Trust repaid the loan in full prior to March 31, 2012.

In fiscal 2012, we used the revolving credit facility to offset the effects of delays in customer payments. From October 2011 through May 2012, we borrowed and repaid a total of $26.0 million. May 12, 2012, was the last date in 2012 on which there was any balance drawn on the revolving credit facility.

Discussion of Debt Structure

As of September 30, 2013, Alion’s current debt structure includes a $35 million revolving credit facility, $329.8 million in Secured Notes ($310 million in initial face value plus $19.8 million in PIK interest notes issued), and $235.0 million in Unsecured Notes. Unless we are able to conclude a refinancing transaction, we do not expect that we will be able to repay the Secured Notes or the Unsecured Notes when they become due in November 2014 and February 2015, respectively. Our credit arrangements, including our Unsecured and Secured Note Indentures and our Credit Agreement, include a number of covenants. In December 2013, in anticipation of a potential covenant breach resulting from an audit opinion including a “going concern” explanatory note Alion and its Credit Agreement lenders agreed to waive this covenant. The Company paid no fee for this waiver. Absent the waiver, the Company would not have been able to access its revolving credit facility. As a result of this waiver, we expect to be able to pay our quarterly interest payments for our Secured and Unsecured Notes. We expect to be able to comply with our indenture covenants and our Credit Agreement financial covenants for at least the next twelve months. As a result of the waiver, the Company is currently in compliance with each of the affirmative, negative and financial covenants in its existing debt agreements. See Note 11 to our audited consolidated financial statements in Item 8 of this Annual Report on Form 10-K for a detailed discussion of Alion’s current debt structure and a list of relevant terms and limitations in existing long-term debt agreements — our Credit Agreement, Secured Note Indenture and Unsecured Note Indenture.

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

The Credit Agreement permits Alion to exclude certain expenses and requires it to exclude certain one-time gains when computing Consolidated EBITDA. The Credit Agreement required Alion to have a minimum $63.0 million in Consolidated EBITDA for the twelve months ended September 30, 2013. We had approximately $71.0 million in Consolidated EBITDA for the twelve months ended September 30, 2013, and exceeded the requirement by approximately $8.0 million.

Secured Note Indenture and Unsecured Note Indenture

There are no financial covenants in either the Secured Note Indenture or the Unsecured Note Indenture. Certain provisions in the Secured Note Indenture and the Unsecured Note Indenture limit our ability to incur additional debt or pay dividends if our ratio of Adjusted EBITDA to Consolidated Interest Expense is not greater than 2.0 to 1.0. The Secured and Unsecured Note Indentures define Adjusted EBITDA and Consolidated Interest Expense. Adjusted EBITDA under the Secured Note Indenture and the Unsecured Note Indenture differs from Consolidated EBITDA as defined in our Credit Agreement. Adjusted EBITDA is less than Consolidated EBITDA because it does not include employee investments in Alion common stock. Set out below are our actual ratios of Adjusted EBITDA to Consolidated Interest Expense as of September 30, 2013 and September 30, 2012.

	September 30, 2013	September 30, 2012
Trailing twelve-month Adjusted EBITDA	$ 69.0 million	$ 69.3 million
Trailing twelve-month Consolidated Interest Expense	$ 75.7 million	$ 74.9 million
Ratio	0.92 to 1.0	0.93 to 1.0

Capital Resources

	September 30, 2013	September 30, 2012
	(In thousands)
Available Liquidity
Cash and cash equivalents	$25,613	$27,227
Revolving credit facility	35,000	35,000
Less: Letters of Credit	(4,000)	(4,000)

Net available liquidity	$56,613	$58,227

We believe the capital resources available to us from our $25.6 million in cash on hand at September 30, 2013, our $31.0 million available capacity under our revolving credit facility, and cash from our operations are adequate to fund anticipated operating cash requirements for at least the next twelve months, including quarterly interest payments for our Secured and Unsecured Notes. We also expect that our cash flows will be sufficient to meet ESOP repurchase and diversification demands and support the Company’s modest level of capital expenditures. Unless we are able to conclude a refinancing transaction, we do not expect that we will be able to repay the Secured Notes or the Unsecured Notes when they become due in November 2014 and February 2015, respectively.

At September 30, 2013, we had no outstanding borrowings under our revolving credit facility, and we had $4 million in outstanding letters of credit. For additional information concerning our Credit Agreement, see Note 11 to our audited condensed consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

We expect to be able to meet the existing Credit Agreement debt covenants even though the required Consolidated EBITDA threshold increases for the coming fiscal year to $65.5 million. We believe Alion can attain the minimum Consolidated EBITDA levels required in the Credit Agreement even though delays in contract awards could adversely affect our ability to increase our revenue on the timeline we seek to achieve. We believe Alion will be able to meet its financial covenants over the remaining life of the credit facility and thus be able borrow funds as and when necessary through the Credit Agreement’s August 2014 maturity date.

In each of the past three fiscal years, Alion generated sufficient cash flow from operations to fulfill its financial commitments. If we do not succeed in refinancing our existing debt agreements, we do not expect Alion will have sufficient resources to repay either the Secured or the Unsecured Notes when they become due.

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

During the remaining life of the existing Credit Agreement we may use our revolving credit facility or additional sources of borrowings, as needed, to fund our anticipated cash requirements. We do not currently forecast that we will need to draw significant amounts on the revolving credit facility for extended periods. However, we may need to use the revolving credit facility for short periods of time based on collections cycles subject to government payment delays.

If the federal government were to implement further changes to its current payment practices, as a result of sequestration, budget cuts, policy changes, government shut downs, or otherwise, we might have to use our revolving credit facility to a more significant extent than we currently forecast. Despite payment delays arising from the October 2013 government shut down, we did not have to draw on our revolving credit facility to fund operations or make our November 2013 interest payment. We did, however, access our revolving credit facility later in November 2013. Continued delays in the government payment cycle could adversely affect our short-term cash flows and increase our interest expense if we need to use our credit facility to borrow larger amounts more frequently than we have in the past or currently plan to do in the future.

The following table summarizes the activity under our revolving credit facility for fiscal years 2013 and 2012, not including issued and outstanding letters of credit.

	Fiscal Years Ended September 30,
	2013	2012
	(In thousands)
Short-term borrowings
Aggregate revolving credit facility borrowings	$16,461	$26,000

Aggregate revolving credit facility repayments	(16,461)	(26,000)

Net change in revolving credit facility balance payable	$—	$—

Cash Management

To the extent possible, we invest our available cash in short-term, investment grade securities with the priorities of maintaining the safety of our principal, maintaining the liquidity of our investments, maximizing the yield on our investments and investing our cash to the fullest extent possible. Cash and cash equivalents include cash on hand, amounts due from banks and short term investments with maturity dates of three months or less at the date of purchase.

Cash flow effects and risks associated with equity-related obligations

We cannot accurately predict the extent to which ESOP repurchases and diversification demands may increase in future years. As more employees meet statutory and Plan-specific age and length of service requirements, potential diversification demands are likely to increase. These demands can increase further with any increase in the price of a share of Alion common stock. While a decline in our share price, like the decline we experienced as of September 30, 2013, could reduce the value of each individual Plan participant’s beneficial interest, such a potential price decline could be offset by increased diversification demands and thus might not reduce the aggregate value of near-term demands on our cash to fund ESOP-related transactions. We monitor future potential repurchase liability cash flow demands by relying in part on internal and external financial models that incorporate Plan census data and financial inputs intended to simulate changes in Alion’s share price.

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

Alion faces no significant stock-based compensation liabilities. Outstanding Stock Appreciation Rights (SARs) have little, if any, intrinsic value. Management is unable to forecast the share price the ESOP Trustee will determine in future valuations and therefore cannot predict future cash flow demands that might arise from existing SARs.

Although current financial information includes the effects of the most recent ESOP Trust transactions, future expenses for stock-based compensation are likely to differ from estimates as the price of a share of Alion common stock changes. Our next regularly scheduled ESOP valuation period ends in September 2013. Interest rates, market-based factors and volatility, the effects of Alion’s efforts to refinance it existing indebtedness, as well as Alion’s financial results will affect the future value of a share of our common stock. Certain stock-based compensation grantees can choose to defer their payments by having us deposit funds in a rabbi trust we own. Any such deferrals will not materially affect planned payments or overall anticipated cash outflows.

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

Cash flow demands from existing debt agreement obligations

During fiscal 2014 and for fiscal 2015, we expect we will have to make the estimated interest and principal payments set forth below for Alion’s existing long-term debt. Based on our current capital structure, we do not forecast that we will have material interest expense on our revolving credit facility as we do not expect to borrow material amounts for any significant period of time. Our forecast interest expense is based on amounts we expect to pay in commitment fees for unused balances on the revolving credit facility throughout its remaining life. We may access the revolving credit facility from time to time if the Company determines it is advantageous to make additional repurchases of our outstanding notes.

We do not expect Alion will have any tax-related cash obligations for the foreseeable future. We have significant net operating loss deductions available. We do not forecast having taxable income for at least the next five years.

We believe the Company will be unable to generate sufficient cash flow from operations to retire its debt as it comes due. We can offer no assurance that Alion will be able to obtain new financing at sufficient levels and on acceptable terms, if at all. The following table discloses the estimated interest and principal payments the Company expects to pay on its long term indebtedness in its fiscal years 2014 and 2015.

Fiscal Year:	2014	2015
	(In thousands)
Bank revolving credit facility (1)
- Interest	$555	$—
Secured Notes (2)
- Interest	33,144	16,821
- Principal and PIK Interest	—	339,788
Unsecured Notes (3)
- Interest	24,088	12,044
- Principal	—	235,000

Total cash - pay interest	57,787	28,865
Total cash - pay principal and PIK Interest	—	574,788

Total	$57,787	$603,653

(1)	Through August 22, 2014, when the existing Credit Agreement expires, we expect we may occasionally use our $35.0 million revolving credit facility to meet working capital needs and for other general corporate purposes. Management expects the average utilized revolver balance will be immaterial and that interest expense will consist primarily of commitment fees for unused balances.
(2)	The Secured Notes bear interest at 10% in cash and 2% in PIK. The outstanding principal will increase over time for the 2% compounding PIK interest added to the initial $310 million in principal. The Secured Notes, including $29.8 million in PIK interest, mature November 1, 2014.
(3)	The Unsecured Notes bear interest at 10.25% and mature February 1, 2015. As of September 30, 2013, the Company had repurchased $15 million worth of Unsecured Notes: $2 million in November 2010; $3 million in June 2011; $5 million in June 2013; and $5 million in July 2013.

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

From December 2002 to September 2013, Alion had spent a cumulative total of $98.2 million to repurchase shares of its common stock to satisfy ESOP distribution and diversification requests from former employees and Plan beneficiaries. Beginning in March 2008, we stopped making lump sum distributions and began paying ESOP beneficiaries over the five-year distribution period permitted by ERISA and the terms of the Plan. Alion intends to continue this practice for the foreseeable future in part to offset the cash flow effects of annual employee diversification requests which are expected to continue for the foreseeable future. Our debt agreements limit our ability to fund certain discretionary ESOP diversification demands on our cash flow. The table below lists current and prior year share repurchases.

Date	Number of Shares Repurchased	Share Price	Total Value Purchased
			(In thousands)
November 2011	1,481	$20.95	$31
December 2011	106,505	$20.95	$2,231
January 2012	22,782	$20.95	$477
May 2012	3,104	$18.00	$56
June 2012	113,342	$18.00	$2,040
August 2012	418	$18.00	$8
November 2012	485	$16.45	$8
December 2012	119,555	$16.45	$1,967
January 2013	759	$16.45	$12
February 2013	5,593	$16.45	$92
March 2013	115,933	$16.45	$1,907
June 2013	164,548	$16.25	$2,674
July 2013	106	$16.25	$2
September 2013	111	16.25	$2

Total	654,722		$11,507

Management believes cash flow from operations and cash available under Alion’s current revolving credit facility should provide sufficient capital to fulfill current business plans and fund working capital needs through the end of the coming fiscal year. Over the past year, Alion has been able to manage its obligations without having had to significantly access its revolving credit facility for any material period of time. Management believes that Alion will be able to continue to manage future cash flows in a similar manner without having to utilize the revolving credit facility for material periods of time or significant amounts through August 22, 2014.

The financial covenants in Alion’s Credit Agreement require the Company to generate higher levels of EBITDA in the coming fiscal year ($65.5 million compared to $63.0 million) in order to be able to continue accessing the revolving credit facility over the remaining life of the Credit Agreement. Management believes Alion will be able to meet this and other financial covenants and thereby maintain access to its short-term borrowing capability under the existing agreement through August 22, 2014.

The existing Credit Agreement expires on August 22, 2014 and management is actively engaged in efforts to provide continuing liquidity to the Company. Management cannot be certain Alion will be able to successfully conclude a new credit agreement on favorable terms, or at all. Failure to replace the existing Credit Agreement or maintain access to revolving credit as and when needed after August 22, 2014 would have a material adverse effect on the Company’s liquidity.

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

The Secured Note Indenture, the Unsecured Note Indenture and the Credit Agreement allow Alion to make certain permitted acquisitions. In the unlikely event that the Company were to have the available resources and were to identify a suitable candidate, the Company might use available financing to make a permitted acquisition.

Our Credit Agreement matures on August 22, 2014 and our Secured Notes and Unsecured Notes mature in November 2014 and February 2015, respectively. As a result, we must refinance substantially all of our outstanding indebtedness prior to its respective maturity dates when we will have to pay out more than $600 million over a six-month period. While management is actively engaged in efforts to refinance all three of our existing debt agreements, and we have reached a preliminary understanding with the holders of a majority of our outstanding Unsecured Notes regarding possible refinancing transactions involving our outstanding indebtedness and are negotiating a definitive agreement, it is uncertain if we will be able to refinance these obligations or if refinancing terms will be favorable. If plans or assumptions change, if assumptions prove inaccurate, if we make additional or larger investments than we currently plan, if we invest in or acquire other companies to a greater extent than we currently plan, if we experience unexpected costs or competitive pressures, or if existing cash and projected cash flow from operations prove insufficient, we may need to obtain additional financing sooner than we expect.

We intend only to enter into new financing or refinancing we believe to be advantageous. However, given the extent of our existing debt, our low credit rating, the uncertain state of the government services marketplace and federal budget constraints, we cannot be certain sources of financing will be available to us in the future, or, if available, that financing terms would be favorable.

The following table summarizes Alion’s contractual and other long-term debt obligations. The table does not include income tax obligations as we do not expect to have to pay taxes for at least the next five years.

	Payments Due by Fiscal Year
	Total	2014	2015	2016	2017	2018	Thereafter
	(In thousands)
Contractual Obligations:
Long-term debt including principal and interest	$661,440	$57,787	$603,653	$—	$—	$—	$—
Lease Obligations	123,769	26,009	24,875	21,041	17,804	14,931	19,109

Total contractual obligations	$785,209	$83,796	$628,528	$21,041	$17,804	$14,931	$19,109

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

Summary of Critical Accounting Policies

Going Concern Assumption

The accompanying financial statements are prepared on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Alion has a history of losses that has resulted, in part, in the Company not having the means to repay the principal associated with our Secured and Unsecured Notes as they come due on November 1, 2014 and February 1, 2015, respectively. Further, liabilities in excess of our assets makes refinancing our debt more difficult and expensive, and an insufficient level of cash flow from operating activities to repay the Secured and Unsecured Notes at maturity, raises substantial doubt as to the Company’s ability to continue as a going concern.

Management’s current forecasts of future results could differ materially due to general economic uncertainties, sequestration’s effect on government spending levels in the coming fiscal year, collections delays from the October 2013 government shutdown and risks associated with future federal government procurement and contracting actions. Management’s cash flow projections indicate that absent a refinancing transaction or series of transactions, the Company will be unable to pay the principal and accumulated unpaid interest on its Secured and Unsecured Notes when those instruments come due in November 2014 and February 2015.

Alion depends heavily on federal government prime contracts and subcontracts which account for nearly all the Company’s revenue. Interruptions in the government funding process, whether from federal budget delays, debt ceiling limitations, government shutdowns, sequestration or Department of Defense spending cuts could materially adversely affect the Company’s revenue and cash flows for the coming fiscal year and beyond. This could cause Alion to be unable to fund operations, meet debt service requirements or comply with the Credit Agreement’s Consolidated EBITDA covenant.

Our Credit Agreement financial statement covenant requires an audit opinion without a “going concern” explanatory note or any similar qualification or exception and without any qualification or exception as to the scope of such audit. In anticipation of receiving an audit opinion including a “going concern” explanatory note, in December 2013 Alion and its Credit Agreement lenders agreed to waive this financial covenant. The Company paid no fee for this waiver

If Alion were unable to meet the Credit Agreement Consolidated EBITDA covenant, the Company would be unable to borrow funds under the revolving credit facility which would remove a source of liquidity for the Company. Alion could be required to immediately repay any amount then outstanding under the Credit Agreement. The Company could seek an additional covenant waiver or an amendment to the Credit Agreement in order to preserve its ability to borrow funds as and when needed. The Credit Agreement expires on August 22, 2014. Management can provide no assurance that Alion would be able to obtain an amendment or waiver, or if one were available, that the terms would be favorable. If the Company were unable to obtain a requested waiver or amendment, it might be unable to pay its debts as they became due. In each of the past three fiscal years, Alion generated sufficient cash flow from operations to fulfill its financial commitments, including debt service.

Management is actively engaged in identifying additional potential sources of cash to refinance, retire or amend Alion’s existing debt agreements. We have reached a preliminary understanding with the holders of a majority of our outstanding Unsecured Notes regarding potential refinancing transactions involving our outstanding indebtedness and are negotiating a definitive agreement. However, Management can provide no assurance that Alion will be able to conclude a refinancing of its Unsecured Notes or that additional financing will be available to retire or replace its Secured Notes, and if available, that terms of any transaction would be favorable.

On the basis of these risks and uncertainties, management has determined that there is substantial doubt about the Company’s ability to continue as a going concern. Alion’s audited consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability of assets or the amounts of liabilities that may result from resolving uncertainties about the Company’s ability to continue as a going concern.

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

U.S. federal government contracts are subject to periodic funding by our contracting agency customers. A customer may fund a contract at inception or incrementally throughout the period of performance as services are provided. If we determine contract funding is not probable, we defer revenue recognition until realization is probable. The federal government can audit Alion’s contract costs and adjust amounts through negotiation. The federal government considers Alion a major contractor and maintains an office on site. The DCAA is currently auditing our 2007 claimed indirect costs. We are negotiating our 2006 indirect rates and have settled our rates through 2005. We timely submitted our indirect cost proposals for all open fiscal years. We have recorded revenue on federal government contracts in amounts we expect to realize.

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

Property, Plant and Equipment

Leasehold improvements, software and equipment are recorded at cost. Maintenance and repairs that do not add significant value or significantly lengthen an asset’s useful life are charged to current operations. Software and equipment are depreciated on the straight-line method over their estimated useful lives (typically 3 years for software and 5 years for equipment). Leasehold improvements are amortized on the straight-line method over the shorter of the asset’s estimated useful life or the life of the lease. Upon sale or retirement of an asset, costs and related accumulated depreciation are deducted from the accounts, and any gain or loss is recognized in the audited consolidated statements of operations.

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

Intangible Assets

Alion amortizes intangible assets as it consumes economic benefits over estimated useful lives. As of September 30, 2013, the Company had approximately $2.0 million in net intangible assets, including contracts purchased in the JJMA acquisition and purchased software licenses. The JJMA contract portfolio has a remaining useful life of approximately 1.6 years.

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

Alion records changes in the reported value of its outstanding common stock through an offsetting charge or credit to accumulated deficit. The Company recognizes changes in the fair value of its redeemable common stock on March 31 and September 30 each year. The accumulated deficit at September 30, 2013, included a $67.5 million cumulative benefit for changes in share price which reduced the Company’s aggregate share redemption obligation. Outstanding redeemable common stock had an aggregate fair value of approximately $61.9 million as of September 30, 2013.

Concentration of Credit Risk

Alion is subject to credit risk for its cash equivalents and accounts receivable. The Company believes the high credit quality of its cash equivalent investments limits its credit risk with respect to such investments. Alion believes its concentration of credit risk with respect to accounts receivable is limited as the receivables are principally due from the federal government. Approximately 22% of the Company’s receivables are due from commercial customers including other prime contractors.

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

Recently Issued Accounting Pronouncements

In July 2013, FASB issued Accounting Standards Update 2013-11 (ASU 2013-11)—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 updates Accounting Standards Codification Topic 740 – Income Taxes and is intended to eliminate diversity in accounting practice. In general, ASU 2013-11 requires an entity to reduce deferred tax assets for unrecognized tax benefits related to net operating loss or tax credit carryforwards. An entity is to present unrecognized tax benefits as a liability when: (1) the related net operating loss or tax credit carryforward is unavailable to settle the liability; or (2) tax law permits and the entity intends not to use its deferred tax assets to offset taxes arising from disallowing the entity’s tax position. ASU 2013-11 affects presentation of amounts and does not affect income tax expense. Management does not believe that adopting ASU 2013-11 will affect the Company’s operating results, financial position or cash flows.

In January 2013, the FASB issued Accounting Standards Update 2013-01 (ASU 2013-01) Balance Sheet Topic (Topic 210)- Clarifying the Scope and Disclosures About Offsetting Assets and Liabilities. ASU 2013-01 is effective for fiscal years beginning after January 1, 2013 and provides guidance on what disclosures to make about offsetting balances. Alion currently does not offset any significant balances and has no related disclosure. The Company does not believe adopting ASU 2013-01 will affect Alion’s consolidated financial position or operating results.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

We face interest rate risk for periodic borrowings on our $35.0 million senior revolving credit facility under the existing Credit Agreement. Outstanding balances, if any, bear interest at a variable rate based on Credit Suisse’s prime rate plus a maximum spread of 600 basis points. Variable rates increase the risk that interest charges could increase materially if both market interest rates and outstanding balances were to increase. We estimate that a 100 basis point change in interest rates under the existing revolving credit facility would not have a material effect on the company’s operating results. The Secured Notes and the Unsecured Notes are fixed-rate obligations. Other than the current revolving credit facility, Alion currently has no variable rate debt. We do not use derivatives for trading purposes. We invest excess cash in short-term, investment grade, and interest-bearing securities.

Foreign currency risk

International contract expenses and revenues are U.S. dollar-denominated. Alion does not believe operations are subject to material risks from currency fluctuations.

Risk associated with value of Alion common stock

Changes in the fair market value of Alion’s stock affect our estimated ESOP share repurchase obligations and, to a lesser extent, our stock appreciation right obligations. The number of employees who seek to redeem shares of Alion stock following termination of employment and the number of shares they seek to redeem affect the timing and amount of our repurchase obligations. The number of employees who exercise stock appreciation rights during any particular time period can affect the timing and amount of our stock appreciation right obligations.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Alion Science and Technology Corporation

McLean, Virginia

We have audited the accompanying consolidated balance sheets of Alion Science and Technology Corporation and subsidiaries (the “Company”) as of September 30, 2013 and 2012, and the related consolidated statements of comprehensive loss, redeemable common stock and stockholder’s deficit, and cash flows for each of the three years in the period ended September 30, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects the financial position of Alion Science and Technology Corporation and subsidiaries as of September 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company does not expect to be able to repay its existing debt at their scheduled maturities. The Company’s financing needs, its recurring net losses, and its excess of liabilities over assets raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 2 to the financial statements. The financial statements do not include any adjustments that might be required from the outcome of this uncertainty.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

December 23, 2013

ALION SCIENCE AND TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,
	2013	2012
	(In thousands, except share and per share information)
Current assets:
Cash and cash equivalents	$25,613	$27,227
Accounts receivable, net	172,604	175,293
Receivable due from ESOP Trust	930	1,129
Prepaid expenses and other current assets	4,483	5,448

Total current assets	203,630	209,097
Property, plant and equipment, net	9,668	10,605
Intangible assets, net	2,040	5,242
Goodwill	398,921	398,921
Other assets	10,367	11,431

Total assets	$624,626	$635,296

Current liabilities:
Interest payable	$17,758	$17,658
Trade accounts payable	61,622	44,793
Accrued liabilities	39,393	52,460
Accrued payroll and related liabilities	37,954	39,926
Billings in excess of revenue earned	4,334	2,666

Total current liabilities	161,061	157,503
Secured Notes	322,286	306,502
Unsecured Notes	233,832	242,923
Accrued compensation and benefits, excluding current portion	5,736	5,905
Non-current portion of lease obligations	12,821	12,364
Deferred income taxes	58,130	51,156
Commitments and contingencies
Other liabilities	—	—
Redeemable common stock, $0.01 par value, 20,000,000 shares authorized, 7,641,391 issued and outstanding at September 30, 2013; 8,000,000 shares authorized and 6,731,889 shares issued and outstanding at September 30, 2012	61,895	110,740
Common stock warrants	20,785	20,785
Accumulated other comprehensive loss	130	(149)
Accumulated deficit	(252,050)	(272,433)

Total liabilities, redeemable common stock and stockholder’s deficit	$624,626	$635,296

See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended September 30,
	2013	2012	2011
	(In thousands, except share and per share information)
Contract revenue	$848,972	$817,204	$787,314
Direct contract expense	669,504	632,831	603,481

Gross profit	179,468	184,373	183,833

Operating expenses	84,128	91,494	83,035
General and administrative	53,139	52,441	65,305

Operating income	42,201	40,438	35,493
Other income (expense):
Interest income	55	78	45
Interest expense	(75,700)	(74,934)	(73,919)
Other	(84)	(55)	32
Gain on debt extinguishment	3,913	—	939

Total other expenses	(71,816)	(74,911)	(72,903)
Loss before income taxes	(29,615)	(34,473)	(37,410)
Income tax expense	(6,977)	(6,974)	(6,974)

Net loss	$(36,592)	$(41,447)	$(44,384)

Basic and diluted loss per share	$(5.39)	$(6.74)	$(7.83)

Basic and diluted weighted average common shares outstanding	6,787,660	6,148,438	5,671,977

Net loss	$(36,592)	$(41,447)	$(44,384)
Other comprehensive income:
Postretirement actuarial gains	279	26	55

Comprehensive loss	$(36,313)	$(41,421)	$(44,329)

See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK,

AND STOCKHOLDER’S DEFICIT

FOR THE YEARS ENDED SEPTEMBER 30, 2013, 2012, AND 2011

	Redeemable Common Stock See Note 2		Common Stock Warrants	Comprehensive Loss	Accumulated Deficit
	Shares	Amount
	(In thousands, except share and per share information)
Balances at September 30, 2010	5,658,234	$150,792	$20,785		(246,270)

Redeemable common stock issued	597,240	14,059	—	—	—
Redeemable common stock retired	(214,445)	(5,762)	—	—	—
Change in common stock redemption value	—	(32,529)	—	—	32,529
Postretirement medical plan actuarial benefit	—	—	—	55	—
Net loss for year ended September 30, 2011	—	—	—	(44,384)	(44,384)

Comprehensive loss for year ended September 30, 2011	—	—	—	(44,329)	—

Balances at September 30, 2011	6,041,029	126,560	20,785		(258,125)

Redeemable common stock issued	938,492	16,162	—	—	—
Redeemable common stock retired	(247,632)	(4,843)	—	—	—
Change in common stock redemption value	—	(27,139)	—	—	27,139
Postretirement medical plan actuarial benefit	—	—	—	26	—
Net loss for year ended September 30, 2012	—	—	—	(41,447)	(41,447)

Comprehensive loss for year ended September 30, 2012	—	—	—	(41,421)	—

Balances at September 30, 2012	6,731,889	110,740	20,785		(272,433)

Redeemable common stock issued	1,316,594	14,794	—	—	—
Redeemable common stock retired	(407,092)	(6,664)	—	—	—
Change in common stock redemption value	—	(56,975)	—	—	56,975
Postretirement medical plan actuarial benefit	—	—	—	279	—
Net loss for year ended September 30, 2013	—	—	—	(36,592)	(36,592)

Comprehensive loss for year ended September 30, 2013	—	—	—	(36,313)	—

Balances at September 30, 2013	7,641,391	61,895	20,785		(252,050)

See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2013	2012	2011
	(In thousands)
Cash flows from operating activities:
Net loss	$(36,592)	$(41,447)	$(44,384)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,363	11,741	11,409
Paid-in-kind interest	6,551	6,423	6,300
Bad debt expense	367	802	—
Amortization of debt issuance costs	10,571	10,421	10,143
Incentive and stock-based compensation	2,065	1,310	2,655
Gain on debt extinguishment	(3,913)	—	(939)
Deferred income taxes	6,974	6,974	6,974
Other gains and losses	(151)	(95)	29
Changes in assets and liabilities:
Accounts receivable	2,323	4,269	(6,332)
Other assets	733	4,122	(1,277)
Trade accounts payable	16,829	(7,562)	7,869
Accrued liabilities	(4,122)	16,513	12,370
Interest payable	100	266	175
Other liabilities	1,685	(1,056)	729

Net cash provided by operating activities	10,783	12,681	5,721
Cash flows from investing activities:
Capital expenditures	(1,869)	(2,731)	(6,305)
Asset sales proceeds	—	—	14

Net cash used in investing activities	(1,869)	(2,731)	(6,291)
Cash flows from financing activities:
Payment of debt issue costs	—	—	(710)
Repurchase Unsecured Notes	(6,030)	—	(3,993)
Revolver borrowings	16,461	26,000	17,000
Revolver repayments	(16,461)	(26,000)	(17,000)
Loan to ESOP Trust	(1,907)	(477)	(776)
ESOP loan repayment	1,907	477	776
Redeemable common stock purchased from ESOP Trust	(6,664)	(4,843)	(5,762)
Redeemable common stock sold to ESOP Trust	2,166	1,302	5,158

Net cash used in financing activities	(10,528)	(3,541)	(5,307)
Net increase (decrease) in cash and cash equivalents	(1,614)	6,409	(5,877)
Cash and cash equivalents at beginning of period	27,227	20,818	26,695

Cash and cash equivalents at end of period	$25,613	$27,227	$20,818

Supplemental disclosure of cash flow information:
Cash paid for interest	$58,460	$57,755	$57,301
Cash paid (received) for taxes	—	—	—
Non-cash investing and financing activities:
Common stock issued to ESOP Trust in satisfaction of employer contribution liability	$13,757	$13,732	$10,797
Landlord funded leasehold improvements	$493	$1,841	$2,823

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

(2) Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying audited consolidated financial statements include the accounts of Alion Science and Technology Corporation (a Delaware corporation) and its wholly-owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles on the accrual basis of accounting. The statements include the accounts of Alion and its wholly-owned subsidiaries from date of formation or acquisition. All inter-company accounts have been eliminated in consolidation. The wholly-owned subsidiaries are:

•	Innovative Technology Solutions Corporation (ITSC) – acquired October 2003

•	Alion - IPS Corporation (IPS) – acquired February 2004

•	Alion - METI Corporation (METI) – acquired February 2005

•	Alion - CATI Corporation (CATI) – acquired February 2005

•	Alion International Corporation (Alion International) – established February 2005

•	Alion Science and Technology (Canada) Corporation – established February 2005

•	Alion - JJMA Corporation (JJMA) – acquired April 2005

•	Alion - BMH Corporation (BMH) – acquired February 2006

•	Washington Consulting, Inc. (WCI) – acquired February 2006

•	Alion—MA&D Corporation (MA&D) – acquired May 2006

•	Alion Offshore Services, Inc. (Alion Offshore) – established May 2006

•	Washington Consulting Government Services, Inc. (WCGS) – established July 2007

•	Alion Asia Corporation (Alion Asia) – established May 2012

•	Alion Maritime India Private Limited (Alion India) – established May 2013

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Critical Accounting Policies

Going Concern Assumption

The accompanying financial statements are prepared on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Alion has a history of losses that has resulted, in part, in the Company not having the means to repay the principal associated with our Secured and Unsecured Notes as they come due on November 1, 2014 and February 1, 2015, respectively. Further, liabilities in excess of our assets makes refinancing our debt more difficult and expensive, and an insufficient level of cash flow from operating activities to repay the Secured and Unsecured Notes at maturity, raises substantial doubt as to the Company’s ability to continue as a going concern.

Management’s current forecasts of future results could differ materially due to general economic uncertainties, sequestration’s effect on government spending levels in the coming fiscal year, collections delays from the October 2013 government shutdown and risks associated with future federal government procurement and contracting actions. Management’s cash flow projections indicate that absent a refinancing transaction or series of transactions, the Company will be unable to pay the principal and accumulated unpaid interest on its Secured and Unsecured Notes when those instruments come due in November 2014 and February 2015.

Alion depends heavily on federal government prime contracts and subcontracts which account for nearly all the Company’s revenue. Interruptions in the government funding process, whether from federal budget delays, debt ceiling limitations, government shutdowns, sequestration or Department of Defense spending cuts could materially adversely affect the Company’s revenue and cash flows for the coming fiscal year and beyond. This could cause Alion to be unable to fund operations, meet debt service requirements or comply with the Credit Agreement’s Consolidated EBITDA covenant.

Our Credit Agreement financial statement covenant requires an audit opinion without a “going concern” explanatory note or any similar qualification or exception and without any qualification or exception as to the scope of such audit. In anticipation of receiving an audit opinion including a “going concern” explanatory note, in December 2013 Alion and its Credit Agreement lenders agreed to waive this financial covenant. The Company paid no fee for this waiver

If Alion were unable to meet the Credit Agreement Consolidated EBITDA covenant, the Company would be unable to borrow funds under the revolving credit facility which would remove a source of liquidity for the Company. Alion could be required to immediately repay any amount then outstanding under the Credit Agreement. The Company could seek an additional covenant waiver or an amendment to the Credit Agreement in order to preserve its ability to borrow funds as and when needed. The Credit Agreement expires on August 22, 2014. Management can provide no assurance that Alion would be able to obtain an amendment or waiver, or if one were available, that the terms would be favorable. If the Company were unable to obtain a requested waiver or amendment, it might be unable to pay its debts as they became due. In each of the past three fiscal years, Alion generated sufficient cash flow from operations to fulfill its financial commitments, including debt service.

Management is actively engaged in identifying additional potential sources of cash to refinance, retire or amend Alion’s existing debt agreements. We have reached a preliminary understanding with the holders of a majority of our outstanding Unsecured Notes regarding potential refinancing transactions involving our outstanding indebtedness and are negotiating a definitive agreement. However, Management can provide no assurance that Alion will be able to conclude a refinancing of its Unsecured Notes or that additional financing will be available to retire or replace its Secured Notes, and if available, that terms of any transaction would be favorable.

On the basis of these risks and uncertainties, management has determined that there is substantial doubt about the Company’s ability to continue as a going concern. Alion’s audited consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability of assets or the amounts of liabilities that may result from resolving uncertainties about the Company’s ability to continue as a going concern.

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, Plant and Equipment

Leasehold improvements, software and equipment are recorded at cost. Maintenance and repairs that do not add significant value or significantly lengthen an asset’s useful life are charged to current operations. Software and equipment are depreciated on the straight-line method over their estimated useful lives (typically 3 years for software and 5 years for equipment). Leasehold improvements are amortized on the straight-line method over the shorter of the asset’s estimated useful life or the life of the lease. Upon sale or retirement of an asset, costs and related accumulated depreciation are deducted from the accounts, and any gain or loss is recognized in the audited consolidated statements of operations.

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

Intangible Assets

Alion amortizes intangible assets as it consumes economic benefits over estimated useful lives. As of September 30, 2013, the Company had approximately $2.0 million in net intangible assets, including contracts purchased in the JJMA acquisition and purchased software licenses. The JJMA contract portfolio has a remaining useful life of approximately 1.6 years.

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Alion records changes in the reported value of its outstanding common stock through an offsetting charge or credit to accumulated deficit. The Company recognizes changes in the fair value of its redeemable common stock on March 31 and September 30 each year. The accumulated deficit at September 30, 2013, included a $67.5 million cumulative benefit for changes in share price which reduced the Company’s aggregate share redemption obligation. Outstanding redeemable common stock had an aggregate fair value of approximately $61.9 million as of September 30, 2013.

Concentration of Credit Risk

Alion is subject to credit risk for its cash equivalents and accounts receivable. The Company believes the high credit quality of its cash equivalent investments limits its credit risk with respect to such investments. Alion believes its concentration of credit risk with respect to accounts receivable is limited as the receivables are principally due from the federal government. Approximately 22% of the Company’s receivables are due from commercial customers including other prime contractors.

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

Recently Issued Accounting Pronouncements

In July 2013, FASB issued Accounting Standards Update 2013-11 (ASU 2013-11)—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 updates Accounting Standards Codification Topic 740 – Income Taxes and is intended to eliminate diversity in accounting practice. In general, ASU 2013-11 requires an entity to reduce deferred tax assets for unrecognized tax benefits related to net operating loss or tax credit carryforwards. An entity is to present unrecognized tax benefits as a liability when: (1) the related net operating loss or tax credit carryforward is unavailable to settle the liability; or (2) tax law permits and the entity intends not to use its deferred tax assets to offset taxes arising from disallowing the entity’s tax position. ASU 2013-11 affects presentation of amounts and does not affect income tax expense. Management does not believe that adopting ASU 2013-11 will affect the Company’s operating results, financial position or cash flows.

In January 2013, the FASB issued Accounting Standards Update 2013-01 (ASU 2013-01) Balance Sheet Topic (Topic 210)—Clarifying the Scope and Disclosures About Offsetting Assets and Liabilities. ASU 2013-01 is effective for fiscal years beginning after January 1, 2013 and provides guidance on what disclosures to make about offsetting balances. Alion currently does not offset any significant balances and has no related disclosure. The Company does not believe adopting ASU 2013-01 will affect Alion’s consolidated financial position or operating results.

(3) Business Dispositions

Dispositions

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 30, 2010, Alion sold its former HFA subsidiary for $275 thousand. The Company recognized a $2.4 million loss on the sale.

Neither the WCGS contract sale, nor Alion’s sale of its HFA subsidiary was material or significant; therefore no pro forma disclosures are presented in these consolidated financial statements.

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

In September 2013, Alion amended the Plan to delay transfer to the Company of employee contributions for investment in the ESOP component of the Plan and to delay the Company’s contribution to the Plan for the six months ended September 30, 2013. The September 2013 amendment also delayed the valuation of Alion’s common stock until the due date (including extensions) for filing the Company’s federal tax return for the current fiscal year. The Company believes the Plan and the ESOP Trust have been designed and are being operated in compliance with applicable IRC requirements.

(5) Loss Per Share

Basic and diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding excluding the impact of warrants. The warrants are anti-dilutive for all periods presented even after including required adjustments to the earnings per share numerator. On March 22, 2010, Alion issued 310,000 Units that included the Secured Notes and warrants to purchase 602,614 shares of Alion common stock The Secured Note warrants have a penny per share exercise price, are currently exercisable and expire March 15, 2017. The Secured Note warrants are not redeemable or puttable; they are classified as permanent equity.

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

Terminating ESOP participants can hold or immediately sell their distributed shares to the Company. If a participant elects to hold distributed shares, the IRC and ERISA require Alion to offer a put option to allow the recipient to sell stock to Alion at the estimated fair value share price based on the most recent price at which the Company was able to sell shares to the ESOP Trust ($16.25 at March 31, 2013 and $8.10 at September 30, 2013). The put right requires Alion to purchase distributed shares during two put option periods at then-current fair market value.

Consistent with its duty of independence from Alion management and its fiduciary responsibilities, the ESOP Trustee retains an independent third party valuation firm to assist it in determining the fair market value (share price) at which the Trustee may acquire or dispose of investments in Alion common stock. In September 2013, Alion amended the Plan to delay the semi-annual September 30th valuation of Alion’s common stock until the due date (including extensions) for filing the Company’s federal tax return for the current fiscal year.

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(7) Accounts Receivable

Accounts receivable at September 30 consisted of the following:

	September 30,
	2013	2012
	(In thousands)
Billed receivables and amounts billable as of the balance sheet date	$102,211	$94,028
Unbilled receivables:
Amounts billable after the balance sheet date	36,693	48,730
Revenues recorded in excess of milestone billings on fixed price contracts	3,289	2,666
Revenues recorded in excess of estimated contract value or funding	14,605	18,998
Retainages and other amounts billable upon contract completion	19,557	15,016
Allowance for doubtful accounts	(3,751)	(4,145)

Total Accounts Receivable	$172,604	$175,293

Billed accounts receivable include invoices issued to customers for services performed as of the balance sheet date. Unbilled accounts receivable represent revenue recognized as of the balance sheet date for which Alion has yet to issue invoices to customers. Amounts that are currently billable are expected to be invoiced to customers within the next twelve months. Fixed-price contract revenue in excess of milestone billings is not yet contractually billable. Revenue in excess of contract value or funding is billable when Alion receives contract amendments or modifications. Approximately $137.5 million (78%) and $138.9 million (77%) of contract receivables at September 30, 2013 and September 30, 2012 were from federal government prime contracts.

At September 30, 2013, Alion recognized $74.1 million in revenue in excess of billings on uncompleted contracts including approximately $14.6 million for customer-requested work for which the Company had not received contracts or contract modifications. At September 30, 2012, Alion had recognized $85.4 million in revenue in excess of billings on uncompleted contracts including approximately $19.0 million for customer-requested work for which the Company had not received contracts or contract modifications.

Retainages and other unbilled amounts are billable upon contract completion or completion of DCAA audits. In keeping with industry practice, Alion classifies all contract-related accounts receivable as current assets based on contractual operating cycles which frequently exceed one year. Except for $19.6 million at September 30, 2013, the Company expects to invoice and collect unbilled receivables within the next twelve months.

(8) Property, Plant and Equipment

	September 30,
	2013	2012
	(In thousands)
Leasehold improvements	$12,984	$12,168
Equipment and software]	35,203	35,562

Total cost	48,187	47,730
Less: accumulated depreciation and amortization	(38,519)	(37,125)

Net Property, Plant and Equipment	$9,668	$10,605

Depreciation and leasehold amortization expense for fixed assets was approximately $3.3 million, $4.3 million, and $4.4 million for the years ended September 30, 2013, 2012, and 2011.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) Goodwill

The Company accounts for goodwill and other intangible assets according to ASC 350 Intangibles – Goodwill and Other (ASC 350) which requires that Alion review goodwill at least annually for impairment or more frequently if events or circumstances indicate goodwill might be impaired. The Company performs this review at the end of each fiscal year. As of September 30, 2013, Alion had approximately $398.9 million in goodwill. There were no changes to the goodwill carrying amount for the years ended September 30, 2012 and 2011, nor were there any significant events this year that indicated a potential impairment to goodwill as of September 30, 2013.

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

In 2013, TEOSS had $477 million in contract revenue and EISS had $371 million in contract revenue. In 2012, TEOSS had $435 million in contract revenue EISS had $386 million in contract revenue. Total contract revenue for all reporting units does not equal Alion’s total reported revenue because reporting unit contract revenue does not include the effects of inter-company eliminations, discounts and GSA industrial funding fees that the Company does not track by reporting unit. These amounts were $292 thousand in 2013 and $703 thousand in 2012.

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

The Company performs its own independent analysis to determine whether goodwill is potentially impaired. Management performs a discounted cash flow analysis to determine the fair value of each reporting unit. The Company compares the aggregated fair value per the discounted cash flow model to the fair value indicated by the market multiples used in the stock valuation. Management independently determines the rates and assumptions it uses to: perform its goodwill impairment analysis; assess the probability of future contracts and revenue; and evaluate the recoverability of goodwill. At September 2013, executed contract backlog was approximately 2.6 times trailing twelve month revenue. Executed backlog at September 2012 was 2.9 times trailing twelve month revenue.

Alion’s cash flow analysis depends on several significant management inputs and assumptions. Management uses observable inputs, rates and assumptions generally consistent with those used by the independent third party to prepare the valuation report for the ESOP Trustee. However, management’s sensitivity analyses also incorporated a more conservative range of growth assumptions in addition to assumptions generally consistent with those used by the independent third party to prepare the valuation report for the ESOP Trust. These sensitivity analyses are designed to stress management’s best estimate of the Company’s financial forecast for purposes of understanding whether a reasonable decline in growth would cause the associated expected discounted cash flows to be below the reporting units’ carrying value. Management’s cash flow analysis includes the following significant inputs and assumptions: estimated future revenue and revenue growth; estimated future operating margins and EBITDA; observable market multiples for comparable companies; and a discount rate consistent with a market-based weighted average cost of capital. Management includes EBITDA in its analysis in order to use publicly available valuation data.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In Alion’s impairment testing in fiscal 2013, market multiples for trailing twelve month EBITDA for comparable companies (publicly traded professional services government contractors) ranged from a low of 7.6 to a high of 18.2, with a median value of 13.4. Market multiples for trailing twelve month revenue ranged from a low of 0.30 to a high of 3.01, with a median value of 1.36. Management based its goodwill impairment testing valuation on discounted cash flows, and revenue and EBITDA multiples. Management discounted median market multiples by approximately 30% to reflect Alion’s recent financial performance compared to its peers and the significant uncertainties in the professional services government contracting marketplace likely to adversely affect future financial performance. Management used a weighted average cost of capital rate of 13.0% derived from market-based inputs, the tax-effected interest cost of Alion’s outstanding debt and a hypothetical market participant capital structure. Management estimates future years’ EBITDA based on Alion’s reporting units’ historical adjusted EBITDA as a percentage of revenue. To the extent that management’s analysis included forecasts of future revenue growth, management based such estimates on existing contract backlog, recent contract wins, current year performance and new business opportunities. Management analyzed goodwill for impairment using a range of near-term growth values of 0-4% and a range of 0-4% for longer-term out year forecasts.

In Alion’s impairment testing in fiscal 2012, market multiples for trailing twelve month EBITDA for comparable companies (publicly traded professional services government contractors) ranged from a low of 5.6 to a high of 18.2, with a median value of 12.8. Market multiples for trailing twelve month revenue ranged from a low of 0.3 to a high of 3.02, with a median value of 1.32. Management based its goodwill impairment testing valuation on discounted cash flows, and revenue and EBITDA multiples. Management discounted median market multiples by 14%-40% to reflect Alion’s recent financial performance compared to its peers and the significant uncertainties in the professional services government contracting marketplace likely to adversely affect future financial performance. Management used a weighted average cost of capital rate of 12.5% derived from market-based inputs, the tax-effected interest cost of Alion’s outstanding debt and a hypothetical market participant capital structure. Management estimates future years’ EBITDA based on Alion’s historical adjusted EBITDA as a percentage of revenue. To the extent that management’s analysis included forecasts of future revenue growth, management based such estimates on existing contract backlog, recent contract wins, current year performance and new business opportunities. Management analyzed goodwill for impairment using a range of near-term growth values of 0-1% and a range of 0-2% for longer-term out year forecasts.

There were no changes to the methods used to evaluate goodwill in prior periods. Changes in one or more inputs could materially alter the calculation of Alion’s enterprise fair value and thus the Company’s determination of whether its goodwill is potentially impaired. A hypothetical 10% increase or decrease in the weighted average cost of capital rate at September 30, 2013, would have produced a corresponding approximate 5.7% decrease and 6.9% increase in estimated enterprise value. Alion’s enterprise value based on EBITDA multiples from mergers and acquisitions in the government services market place was approximately 26% higher than discounted cash flow enterprise value at September 30, 2013.

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

Management determined that, on an enterprise value basis, Alion’s reporting units have positive carrying value. In reviewing its discounted cash flow analysis prepared for testing goodwill for potential impairment, management considered macroeconomic and other conditions such as:

•	the deterioration in general economic conditions arising from federal budget deficits;

•	Defense and aerospace industry and market concerns about the effects of sequestration and federal budget deficits on future Department of Defense procurement actions;

•	Alion’s credit rating and its potential for limiting future access to capital;

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	An increase in market risks

•	A higher discount rate for valuing estimated future cash flows;

•	A decline in market-dependent multiples and metrics in both absolute terms and for Alion relative to its peers;

•	Alion’s current year sales increase compared to last year; and

•	Alion’s success in obtaining $840 million of additional customer contract funding and new contracts in the past six months.

Alion completed its most recent goodwill impairment analysis in the fourth quarter of fiscal year 2013 and concluded no goodwill impairment existed as of September 30, 2013. Management determined the totality of events and circumstances would not have supported a decision to roll forward its prior year goodwill impairment analysis and avoid performing a step one goodwill impairment analysis. Management chose to perform a step one analysis which supported a comparable enterprise value for Alion as of September 2013 compared to September 2012. September 2013 estimated discounted future cash flows decreased less than 1.0% compared to September 2012. The estimated fair value of Alion’s outstanding debt increased approximately 10 percent from September 2012 to September 2013. This was due to shortening maturities and a higher outstanding balance for secured debt and notwithstanding current year unsecured debt redemptions. As a result of changes in Alion’s estimated enterprise fair value and the increased value of Alion’s outstanding debt, the estimated fair value of Alion’s outstanding redeemable common stock declined approximately 50% from September 2012 to September 2013.

As of September 30, 2013, the estimated fair value of each reporting unit exceeded its carrying value. Consistent with prior years’ disclosures, the changes in discounted cash flows for fiscal 2013 compared to fiscal 2012 did not result in an impairment to goodwill. The results of Alion’s step one impairment testing make it unlikely that a reasonably probable change in assumptions would have triggered an impairment. A hypothetical 10% decrease in fair value would not have resulted in impairment to goodwill for either reporting unit or triggered the need to perform additional step two analyses for either reporting unit.

(10) Intangible Assets

The Company accounts for intangible assets according to ASC 350 Intangibles – Goodwill and Other. Intangible assets consist primarily of contracts acquired in the JJMA transaction. The table below shows the intangible assets as of September 30, 2013 and 2012.

	September 30, 2013			September 30, 2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Purchased contracts	$111,635	(109,795)	1,840	$111,635	$(106,935)	$4,700
Internal use software and engineering designs	3,182	(2,982)	200	3,182	(2,640)	542

Total	$114,817	(112,777)	2,040	$114,817	$(109,575)	$5,242

The weighted-average remaining amortization period of intangible assets was approximately 20 months at September 30, 2013. Amortization expense was approximately $3.2 million, $6.5 million, and $7.0 million for the years ended September 30, 2013, 2012 and 2011. Estimated aggregate amortization expense for the next five years and thereafter is as follows.

Fiscal year ending September 30,	(In thousands)
2014	1,079
2015	736
2016	141
2017	51
2018	33

$2,040

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) Long-Term Debt

Alion’s current debt structure includes a $35 million revolving credit facility, $329.8 million in Secured Notes ($310 million in initial face value plus $19.8 million in paid in kind (PIK) interest notes issued) and $235 million of Unsecured Notes. Except as noted below, the Company is in compliance with each of the affirmative, negative and financial covenants in its existing debt agreements as of September 30, 2013.

Our Credit Agreement financial statement covenant requires an audit opinion without a “going concern” explanatory note or any similar qualification or exception and without any qualification or exception as to the scope of such audit. In anticipation of a potential covenant breach, resulting from an audit opinion including a “going concern” explanatory note, in December 2013 Alion and its Credit Agreement lenders agreed to waive this covenant. The Company paid no fee for this waiver. Absent the waiver, the Company would not have been able to access its revolving credit facility. At September 30, 2013, the Company had not drawn on the Credit Agreement revolving credit facility. At the date of the waiver, the Company had a balance drawn on the Credit Agreement revolving credit facility. Had the Credit Agreement lenders not granted the waiver, they would have had the right to demand the Company immediately repay any amounts outstanding under the revolving credit facility. The amount drawn on the Credit Agreement revolving credit facility was less than $30 million at the date of the waiver. Therefore, there was no potential cross default on the Company’s other outstanding indebtedness. See also Note 24 – Subsequent Events.

Credit Agreement

The Company can use its credit facility for working capital, permitted acquisitions and general corporate purposes. This includes up to $35.0 million in letters of credit and up to $5.0 million in short-term swing line loans. As of September 30, 2013, the Company had $4.0 million in outstanding letters of credit and no balance actually drawn.

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

Other Fees and Expenses. Each quarter, Alion pays a commitment fee of 175 basis points per year on the prior quarter’s daily unused Credit Agreement balance. The Company paid approximately $533 thousand and $559 thousand in commitment fees for the years ended September 30, 2013 and 2012. Alion pays letter-of-credit issuance and administrative fees, and up to a 25 basis point fronting fee and interest in arrears each quarter on all outstanding letters of credit. The interest rate is based on the Eurodollar loan rate which was 6.0% as of September 30, 2013. The Company also pays an annual agent’s fee.

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

The Credit Agreement defines Consolidated EBITDA as net income or loss in accordance with GAAP, plus employee compensation expense payments invested in Alion common stock, plus the following items, without duplication, to the extent deducted from or included in net income or loss:

•	consolidated interest expense;

•	provision for income taxes;

•	depreciation and amortization;

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	cash contributed to the ESOP in respect of Alion’s repurchase liability;

•	non-cash stock-based and incentive compensation expense;

•	non-cash ESOP contributions;

•	any extraordinary losses; and

•	nonrecurring charges and adjustments included in ESOP valuation reports as prepared by an independent third party.

To the extent included in net income or loss, the following items, without duplication, are deducted in determining Consolidated EBITDA:

•	all cash payments on account of reserves, restructuring charges or other cash and non-cash charges added to net

•	income pursuant to the list above in a previous period;

•	any extraordinary gains; and

•	all non-cash items of income.

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Alion depends heavily on federal government contracts; delays in the federal budget process, reduced federal spending, budget cuts, sequestration and fiscal and political uncertainties could adversely affect Alion’s revenue for the coming fiscal year. Despite uncertainties in the government contracting professional services marketplace, particularly the prospect of sequestration and/or Department of Defense programmatic and budgetary cuts, management believes Alion will be able to generate sufficient revenue and EBITDA for the remaining life of the Credit Agreement and the Company will be able to comply with financial and non-financial covenants in the Credit Agreement.

If Alion were unable to meet a Credit Agreement covenant because of a revenue shortfall or for any other reason, the Company could seek another covenant waiver or seek to negotiate a Credit Agreement amendment. Management can provide no assurance that Alion would be able to obtain a requested covenant waiver or amend the Credit Agreement on favorable terms.

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Covenants. As of September 30, 2013, Alion was in compliance with the covenants set forth in the Indenture governing its 12% Secured Notes (Secured Note Indenture). The Secured Note Indenture does not contain any financial covenants.

A Secured Note Indenture covenant restricts our ability to incur additional debt. Defined terms in the Secured Note Indenture include: Net Available Cash, Total Assets, Restricted Subsidiaries, Indebtedness, Adjusted EBITDA and Consolidated Interest Expense. Alion and its Restricted Subsidiaries may not issue, incur, assume, guarantee, or otherwise become liable for any debt unless our Adjusted EBITDA to Consolidated Interest Expense ratio is greater than 2.0 to 1.0. Adjusted EBITDA under the Secured Note Indenture differs from Consolidated EBITDA as defined in our Credit Agreement. Adjusted EBITDA is less than Consolidated EBITDA because it does not include employee investments in Alion common stock. Our Adjusted EBITDA to Consolidated Interest Expense ratio was 0.91 to 1.0 as of September 30, 2013 ($69.0 million in Adjusted EBITDA to $75.7 million in Consolidated Interest Expense). Our ratio was 0.93 to 1.0 as of September 30, 2012 ($69.3 million in Adjusted EBITDA to $74.9 million in Consolidated Interest Expense). Even if Adjusted EBITDA is not at least two times Consolidated Interest Expense, we may incur other permitted debt including:

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Optional Redemption. From April 1, 2013 through September 30, 2013, the Company was permitted to redeem all or a portion of the Secured Notes at 105% of principal, plus accrued and unpaid interest to the redemption date. From October 1, 2013 through March 31, 2014 the redemption price is 103% of principal, plus accrued and unpaid interest to the redemption date. After March 31, 2014, the Company is not required to pay a redemption premium.

Unsecured Notes

In February 2007, Alion issued and sold $250.0 million of its private 10.25% senior unsecured notes due February 1, 2015 (Unsecured Notes) to Credit Suisse, which informed the Company it had resold most of the notes to qualified institutional buyers. In June 2007, Alion exchanged the private Unsecured Notes for publicly tradable Unsecured Notes with the same terms. IPS, CATI, METI, JJMA, BMH, WCI, WCGS, MA&D and Alion International Corporation guarantee the Unsecured Notes. From time to time, Alion has repurchased some of its outstanding Unsecured Notes in open market transactions. As of September 30, 2013, the Company had repurchased $15 million worth of Unsecured Notes: $2 million in November 2010; $3 million in June 2011, $5 million in June 2013 and an additional $5 million in July 2013. The Company recognized a gain on debt extinguishment for each Secured Note repurchase. In fiscal 2013, the Company recognized a $3.9 million gain; there were no debt extinguishments in fiscal 2012. In 2011, the Company recognized a $939 thousand debt extinguishment gain.

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

Covenants. There are no financial covenants in the Unsecured Note Indenture. As of September 30, 2013, we were in compliance with Unsecured Note Indenture non-financial covenants.

A covenant in the Unsecured Note Indenture restricts our ability to incur additional debt. Defined terms in the Unsecured Note Indenture include: Net Available Cash, Total Assets, Restricted Subsidiaries, Indebtedness, Adjusted EBITDA and Consolidated Interest Expense. Alion and its Restricted Subsidiaries may not issue, incur, assume, guarantee, or otherwise become liable for any indebtedness unless our Adjusted EBITDA to Consolidated Interest Expense ratio is greater than 2.0 to 1.0. Adjusted EBITDA under the Unsecured Note Indenture differs from Consolidated EBITDA as defined in our Credit Agreement. Adjusted EBITDA is less than Consolidated EBITDA because it does not include employee investments in Alion common stock. Our Adjusted EBITDA to Consolidated Interest Expense ratio was 0.91 to 1.0 as of September 30, 2013 ($69.0 million in Adjusted EBITDA to $75.7 million in Consolidated Interest Expense). Our ratio was 0.93 to 1.0 as of September 30, 2012 ($69.3 million in Adjusted EBITDA to $74.9 million in Consolidated Interest Expense). Even if Adjusted EBITDA is not at least two times Consolidated Interest Expense, we may incur other permitted debt including:

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Optional Redemption. Beginning February 1, 2013, we may redeem all or a portion of the Unsecured Notes at par plus accrued and unpaid interest to the redemption date. Alion will need to refinance some if not all its senior debt prior to maturity in November 2014 and February 2015 when the Company will have to payout more than $600 million over a three-month period. We are uncertain if Alion will be able to refinance these obligations or if refinancing terms will be favorable. The Company continues to work with Goldman Sachs and Wells Fargo in its refinancing efforts.

	September 30,
	2013	2012
	(In thousands)
Secured Notes	13,741	13,470
Unsecured Notes	$4,017	$4,188

Total	$17,758	$17,658

As of September 30, 2013, Alion must make the following principal repayments (face value) for its outstanding debt. Face value exceeds carrying value which includes debt issue costs. Debt issue costs include the unamortized balances of: original issue discount; third-party debt issue costs; and the initial fair value of common stock warrants issued in connection with the Secured Notes

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2014	2015	Total
Secured Notes and PIK Interest (1)	$—	$339,788	$339,788
Unsecured Notes (2)	—	235,000	235,000

Total Principal Payments	$—	$574,788	$574,788

1.	The Secured Notes due November 2014 include $310 million of debt issued in March 2010 and an estimated $29.8 million in PIK interest added to principal over the life of the notes. As of September 30, 2013, the $322.3 million carrying value on the face of the balance sheet included $310 million in principal, $19.8 million in PIK notes issued; $2.7 million in accrued PIK interest and is net of $10.3 million in aggregate unamortized debt issue costs. Initial debt issue costs consist of $7.7 million in original issue discount, $13.5 million in third-party costs and $20.8 million for the Secured Note warrants’ initial fair value.
2.	As of September 30, 2013, the Unsecured Notes due February 2015 include $235 million in principal and $1.2 million in unamortized debt issue costs (initially $7.1 million). The Company repurchased $10 million in Unsecured Notes in 2013 and $5 million in Unsecured Notes in 2011.

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

	September 30, 2013		September 30, 2012
	(In thousands)
	Senior Secured Notes	Senior Unsecured Notes	Senior Secured Notes	Senior Unsecured Notes
Face value of original notes outstanding	$310,000	$235,000	$310,000	$245,000
PIK interest notes issued	19,788	—	13,293	—

Face value of outstanding notes	$329,788	$235,000	$323,293	$245,000
PIK interest notes to be issued	2,748	—	2,692	—

Face value of notes outstanding and notes to be issued	$332,536	$235,000	$325,985	$245,000
Less: unamortized debt issue costs	(10,250)	(1,168)	(19,483)	(2,077)

Carrying value	$322,286	$233,832	$306,502	$242,923

Fair value of outstanding notes	$335,295	$151,928	$303,598	$141,605

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

The Secured Note warrants had an initial fair value of approximately $20.8 million based on Alion’s former share price of $34.50. Alion recognized the value of the warrants as part of the debt issue costs for the Secured Notes and recorded a corresponding credit to equity. The Company accounts for the Secured Note warrants as equity and reassesses this classification each reporting period. The Company identified no required changes in accounting treatment as of September 30, 2013.

(14) Leases

Future minimum lease payments under non-cancelable operating leases for buildings, equipment and automobiles at September 30, 2013 are set out below. Alion subleases some excess capacity to subtenants under non-cancelable operating leases.

Lease Payments for Fiscal Years Ending	(In thousands)
2014	$26,009
2015	24,875
2016	21,041
2017	17,804
2018	14,931
And thereafter	19,109

Gross lease payments	$123,769
Less: non-cancelable subtenant receipts	(1,711)

Net lease payments	$122,058

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Composition of Total Rent Expense

	September 30,
	2013	2012	2011
	(In thousands)
Minimum rentals	$21,530	$20,639	$21,992
Less: Sublease rental income	(600)	(156)	(1,610)

Total rent expense, net	$20,930	$20,483	$20,382

(15) Postretirement Benefits

Alion sponsors a postretirement plan providing medical, dental, and vision coverage to eligible former employees. The Company is self-insured with a stop-loss limit under an insurance agreement. The plan was closed to new participants in fiscal 2008. It provides benefits until age 65 for employees who met certain age and service requirements. Alion requires most participants to pay the full expected cost of benefits. A limited number of participants, eligible for coverage after age 65, contribute a lesser amount. As of September 30, 2013, the Company had recognized a $376 thousand unfunded plan liability. Alion paid $39 thousand, $59 thousand and $48 thousand in plan benefits for the years ended September 30, 2013, 2012, and 2011. Participants contributed $14 thousand, $12 thousand and $18 thousand for the years ended September 30, 2013, 2012, and 2011.

(16) ESOP Expense

Alion makes 401(k) matching and profit sharing contributions in shares of its redeemable common stock. The Company matches the first 3% and one-half of the next 2% of eligible employee salary deferrals by contributing shares of Alion common stock to the ESOP Trust on March 31 and September 30 each year. The Company also makes profit sharing contributions of 2.5% of eligible employee compensation by contributing shares of Alion common stock to the ESOP Trust on the same dates.

Formerly, through June 2011, Alion profit sharing contributions consisted of 1% of eligible employee compensation in common stock issued to the ESOP Trust and 1.5% of eligible employee compensation in cash to the 401(k) component. Alion recognized $13.8 million, $13.8 million and $13.2 million in Plan expense for the years ended September 30, 2013, 2012 and 2011. In 2011, Plan expense included approximately $1.2 million in cash and approximately $11.0 million in common stock.

In September 2013, Alion amended the ESOP to delay the Company’s contribution to the Plan for the six months ended September 30, 2013 and to delay transfer to the Company of employee contributions for investment in the ESOP component of the Plan. The Company made its September 30 contribution on the same schedule as it has done in the past. In December 2013, the ESOP Trust used employee funds to purchase approximately $930 thousand of Alion common stock at the September 30, 2013 price of $8.10 per share.

The non-cash component of ESOP expense appears in the statement of cash flows supplemental disclosures as “common stock issued in satisfaction of employer contribution liability.” It is included in operating cash flows from changes in accrued liabilities. The Company issued $13.8 million in redeemable common stock for the year ended September 30, 2013.

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Alion recognizes long term incentive compensation expense based on outstanding grants’ stated values, estimated probability of achieving stated goals and estimated probable future grant values. The Company recognized $2.3 million, $1.4 million and $2.8 million in incentive compensation expense for the years ended September 30, 2013, 2012 and 2011.

(18) Stock-based Compensation

Alion initially adopted its Stock Appreciation Rights (SAR) Plan in 2004. The Company amended and restated the SAR Plan in January 2007; amended it in January 2010; and amended and restated the SAR Plan in June 2013. The SAR Plan expires in November 2016. The most recent SAR Plan amendment revises certain change in control provisions.

The chief executive officer may award SARs as he deems appropriate. Awards vest ratably over four years with payment following the grant date fifth anniversary. Grants with no intrinsic value expire on their year-five payment date. The SAR Plan provides for accelerated vesting in the event of death or disability and provides for accelerated vesting of existing grants on a change in control. Approximately 709 thousand SARs were outstanding at September 30, 2013, at a weighted average grant date fair value of $24.96 per share. No outstanding grant has any intrinsic value. For the years ended September 30, 2013, 2012 and 2011, Alion recognized credits of $219 thousand, $90 thousand and $146 thousand in stock-based compensation expense for the SAR Plan. The Company has an aggregate SAR Plan liability of $26 thousand.

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

(19) Income Taxes

Current Taxes

Alion is subject to income taxes in the U.S., various states, Canada and India. Tax statutes and regulations within each jurisdiction are subject to interpretation requiring management to apply significant judgment. In 2013, the Company recognized approximately $2 thousand in current income tax expense for newly commenced business operations in India.

Deferred Taxes

Alion recorded approximately $7.0 million in deferred tax expense and liabilities related to tax-basis goodwill amortization in 2013, 2012 and 2011.

Alion was formerly an S corporation and has been a C corporation since March 2010. The Company’s history of losses gives rise to a presumption that it might not be able to realize the full benefit of any deferred tax assets it is required to recognize. Therefore, Alion maintains a valuation allowance equal to the deferred tax assets it is required to recognize each reporting period and in total.

The Company does not expect to pay any income taxes for the foreseeable future. Even though Alion has recorded a full valuation allowance for all deferred tax assets, management believes that if the Company were to become profitable, it should be able to use existing and anticipated net operating loss (NOL) carryforwards to offset taxes that might become due in the future. Alion’s ability to utilize NOL tax benefits will depend upon how much future taxable income it has and may be limited under certain circumstances. Alion does not have any NOL tax benefits it can carry back to years prior to becoming a C corporation.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company offers post-retirement prescription drug coverage to a limited number of retirees and beneficiaries. Alion has not claimed any federal tax credit in prior years. The Affordable Care Act has reduced the value of the federal subsidy for retiree drug coverage. Alion’s tax provision is unaffected by this legislative change. Management will decide whether to seek a subsidy in the future based on its anticipated value and the cost associated with seeking the subsidy.

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

Alion periodically assesses its liabilities and contingencies for all periods open to examination by tax authorities, based on the latest available information. Where management believes there is more than a 50 percent chance the Company’s tax position will not be sustained, Alion records its best estimate of the resulting tax liability, including interest. Interest or penalties related to income taxes are reported separately from income tax expense. The Company has analyzed its tax positions and has not recorded any liabilities for tax uncertainties.

The Company has unrecorded tax benefits related to goodwill deductions. If Alion is able to utilize these benefits to reduce taxes payable in the future, it will recognize a reduction in its income tax liability and a corresponding reduction in goodwill carrying value.

Alion may become subject to federal or state income tax examination for tax years ended September 2010 and after. Each of the Company’s open return year returns has given rise to an NOL carryforward including the Company’s 2010 return in which it elected not to defer the gain recognized on extinguishing certain former debt instruments. The Company does not expect resolution of tax matters for any open years to materially affect operating results, financial condition, cash flows or its effective tax rate.

As of September 30, 2013 and 2012 deferred tax assets and related valuation allowances were $97.0 million and $78.4 million and deferred tax liabilities were $58.1 million and $51.2 million. Alion’s effective tax rate for fiscal years 2013, 2012 and 2011 was (23.6%), (20.2%) and (18.6%).

The provision for income taxes for the years ended September 30, 2013, 2012 and 2011 was:

	Fiscal Years Ended September 30,
	2013	2012	2011
	(In thousands)
Current:
Foreign	3	—	—

Total current provision	$3	—	$—

Deferred:
Federal	$5,740	5,740	$5,740
State	1,234	1,234	1,234

Total deferred provision	$6,974	6,974	$6,974

Total provision for income taxes	$6,977	6,974	$6,974

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Alion’s income tax provisions at September 30, 2013, 2012 and 2011 include the effects of state income taxes, debt extinguishment and changes in valuation allowances. The provision for income taxes for the years ended September 30, 2013, 2012 and 2011 differ from the amounts computed by applying the statutory U.S. federal income tax rate to income before taxes as a result of the following:

	Fiscal Years Ended September 30,
	2013		2012		2011
	(Dollars in thousands)
Expected federal income tax (benefit)	35.0%	$(10,365)	35.0%	$(12,066)	35.0%	$(13,093)
State income taxes (net of federal benefit)	4.5%	(1,325)	4.5%	(1,539)	4.5%	(1,666)
Nondeductible expenses	(0.4%)	105	(0.4%)	146	(0.6%)	232
Provision to return true-ups	(0.1%)	15	(0.8%)	286	(0.2%)	84
Tax credits	0.3%	(79)	0.0%	—	0.0%	—
Changes in valuation allowance	(62.9%)	18,626	(58.4%)	20,147	(57.2%)	21,417

Income tax expense (benefit)	(23.6%)	$6,977	(20.2%)	$6,974	(18.6%)	$6,974

At September 30, 2013 and 2012, the components of deferred tax assets and deferred tax liabilities were:

	September 30,
	2013	2012
	(In thousands)
Deferred tax assets:
Accrued expenses and reserves	$9,228	$11,206
Intangible amortization	13,185	14,305
Deferred rent	3,680	3,398
Deferred wages	4,060	3,954
Depreciation and leases	4,375	3,226
Carryforwards and tax credits	62,487	42,300
Other	25	25

Gross deferred tax assets	$97,040	$78,414

Less Valuation	(97,040)	(78,414)

Deferred tax liabilities:
Goodwill	(58,130)	(51,156)

Net deferred tax asset/(liability)	$(58,130)	$(51,156)

(20) Segment Information and Customer Concentration

Alion operates as a single segment, providing advanced engineering, information technology and operational solutions to strengthen national security and drive business results under contracts with the U.S. government, state and local governments, and commercial customers.

U.S. government customers typically exercise independent contracting authority. U.S. government agencies, department offices or divisions may use Alion’s services as a separate customer directly, or through a prime contractor, if they have independent decision-making and contracting authority within their organization. U.S. government prime contracts accounted for approximately 89%, 86%, and 84% of total contract revenue for the years ended September 30, 2013, 2012 and 2011. The following five prime contracts represented over 50% of our revenue for the past three years.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Fiscal Years Ended September 30,
Government Agency	Contract	2013	2012	2011
DoD—Defense Information Systems Agency	Weapons System Information Analysis Center for the Defense Information Systems Agency (ID/IQ contract vehicle)	27.6%	17.1%	8.2%
DoD—U.S. Navy	Seaport-E Multiple Award Contract for the Naval Sea Systems Command (ID/IQ contract vehicle)	20.7%	20.1%	13.5%
DoD—U.S. Air Force	Technical and Analytical Support for the U.S. Air Force	8.4%	9.9%	11.2%
DoD—U.S. Navy	Naval Sea Systems Command Surface Ships Life Cycle Program Management and Engineering Support	7.2%	5.8%	N/A
DoD—Defense Information Systems Agency	Modeling and Simulation Information Analysis Center for the Defense Information Systems Agency (ID/IQ contract vehicle)	2.5%	8.1%	14.1%

(21) Guarantor/Non-guarantor Condensed Consolidated Financial Information

Certain of Alion’s 100% owned domestic subsidiaries have jointly, severally, fully and unconditionally guaranteed both the Secured Notes and the Unsecured Notes which are general obligations of the Company. In March 2010, the Unsecured Note Indenture was amended to include as Unsecured Note guarantors all subsidiaries serving as Secured Note guarantors.

The following information presents condensed consolidating balance sheets as of September 30, 2013 and September 30, 2012; condensed consolidating statements of operations and comprehensive loss and cash flows for the years ended September 30, 2013, 2012 and 2011 of Alion, its guarantor subsidiaries and its non-guarantor subsidiaries. Investments include Alion’s investments in its subsidiaries presented using the equity method of accounting.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet Information at September 30, 2013

	Parent	Guarantor Companies	Non-Guarantor Companies	Eliminations	Consolidated
	(In thousands)
Current assets:
Cash and cash equivalents	$25,617	$(24)	$20	$—	$25,613
Accounts receivable, net	169,304	2,735	565	—	172,604
Receivable due from ESOP Trust	930	—	—	—	930
Prepaid expenses and other current assets	4,449	188	(154)	—	4,483

Total current assets	200,300	2,899	431	—	203,630
Property, plant and equipment, net	9,139	525	4	—	9,668
Intangible assets, net	2,040	—	—	—	2,040
Goodwill	398,921	—	—	—	398,921
Investment in subsidiaries	28,420	—	—	(28,420)	—
Intercompany receivables	1,906	27,828	—	(29,734)	—
Other assets	10,363	—	4	—	10,367

Total assets	$651,089	$31,252	$439	$(58,154)	$624,626

Current liabilities:
Interest payable	$17,758	$—	$—	$—	$17,758
Trade accounts payable	61,563	58	1	—	61,622
Accrued liabilities	39,169	144	80	—	39,393
Accrued payroll and related liabilities	37,404	517	33	—	37,954
Billings in excess of costs revenue earned	4,250	84	—	—	4,334

Total current liabilities	160,144	803	114	—	161,061
Intercompany payables	27,826	153	1,754	(29,733)	—
Secured Notes	322,286	—	—	—	322,286
Unsecured Notes	233,832	—	—	—	233,832
Accrued compensation and benefits, excluding current portion	5,736	—	—	—	5,736
Non-current portion of lease obligations	12,374	447	—	—	12,821
Deferred income taxes	58,130	—	—	—	58,130
Commitments and contingencies	—	—	—	—	—
Redeemable common stock	61,895	—	—	—	61,895
Common stock warrants	20,785	—	—	—	20,785
Common stock of subsidiaries	—	4,084	9	(4,093)	—
Accumulated other comprehensive loss	130	—	—	—	130
Accumulated surplus (deficit)	(252,049)	25,765	(1,438)	(24,328)	(252,050)

Total liabilities, redeemable common stock and stockholder’s deficit	$651,089	$31,252	$439	$(58,154)	$624,626

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet Information at September 30, 2012

	Parent	Guarantor Companies	Non-Guarantor Companies	Eliminations	Consolidated
	(In thousands)
Current assets:
Cash and cash equivalents	$27,271	$(44)	$—	$—	$27,227
Accounts receivable, net	172,365	2,783	145	—	175,293
Receivable due from ESOP Trust	1,129	—	—	—	1,129
Prepaid expenses and other current assets	5,378	70	—	—	5,448

Total current assets	206,143	2,809	145	—	209,097
Property, plant and equipment, net	10,064	529	12	—	10,605
Intangible assets, net	5,242	—	—	—	5,242
Goodwill	398,921	—	—	—	398,921
Investment in subsidiaries	27,994	—	—	(27,994)	—
Intercompany receivables	1,438	27,475	—	(28,913)	—
Other assets	11,427	—	4	—	11,431

Total assets	$661,229	$30,813	$161	$(56,907)	$635,296

Current liabilities:
Interest payable	$17,658	$—	$—	$—	$17,658
Trade accounts payable	44,582	201	10	—	44,793
Accrued liabilities	52,265	190	5	—	52,460
Accrued payroll and related liabilities	39,305	589	32	—	39,926
Billings in excess of costs revenue earned	2,656	6	4	—	2,666

Total current liabilities	156,466	986	51	—	157,503
Intercompany payables	27,476	—	1,437	(28,913)	—
Secured Notes	306,502	—	—	—	306,502
Unsecured Notes	242,923	—	—	—	242,923
Accrued compensation and benefits, excluding current portion	5,905	—	—	—	5,905
Non-current portion of lease obligations	11,858	506	—	—	12,364
Deferred income taxes	51,156	—	—	—	51,156
Commitments and contingencies
Redeemable common stock	110,740	—	—	—	110,740
Common stock warrants	20,785	—	—	—	20,785
Common stock of subsidiaries	—	4,084	—	(4,084)	—
Accumulated other comprehensive loss	(149)	—	—	—	(149)
Accumulated surplus (deficit)	(272,433)	25,237	(1,327)	(23,910)	(272,433)

Total liabilities, redeemable common stock and stockholder’s deficit	$661,229	$30,813	$161	$(56,907)	$635,296

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Comprehensive Loss

	Year Ended September 30, 2013
	Parent	Guarantor Companies	Non-Guarantor Companies	Eliminations	Consolidated
	(In thousands)
Contract revenue	$839,608	$8,627	$737	$—	$848,972
Direct contract expenses	663,380	5,638	486	—	669,504

Gross profit	176,228	2,989	251	—	179,468

Operating expenses	81,838	1,972	318	—	84,128
General and administrative	52,491	604	44	—	53,139

Operating income (loss)	41,899	413	(111)	—	42,201
Other income (expense):
Interest income	55	—	—	—	55
Interest expense	(75,700)	—	—	—	(75,700)
Other	(200)	116	—	—	(84)
Gain on debt extinguishment	3,913	—	—	—	3,913
Equity in net income (loss) of subsidiaries	418	—	—	(418)	—

Total other income (expense)	(71,514)	116	—	(418)	(71,816)
Income (loss) before taxes	(29,615)	529	(111)	(418)	(29,615)
Income tax expense	(6,977)	—	—	—	(6,977)

Net income (loss)	$(36,592)	$529	$(111)	$(418)	$(36,592)

Other comprehensive income:
Postretirement actuarial gains	279	—	—	—	279

Comprehensive income (loss)	$(36,313)	529	(111)	(418)	(36,313)

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Comprehensive Loss

	Year Ended September 30, 2012
	Parent	Guarantor Companies	Non- Guarantor Companies	Eliminations	Consolidated
	(In thousands)
Contract revenue	$802,664	$14,015	$525	$—	$817,204
Direct contract expenses	624,788	7,743	300	—	632,831

Gross profit	177,876	6,272	225	—	184,373

Operating expenses	88,736	2,531	227	—	91,494
General and administrative	52,123	156	162	—	52,441

Operating income (loss)	37,017	3,585	(164)	—	40,438
Other income (expense):
Interest income	78	—	—	—	78
Interest expense	(74,934)	—	—	—	(74,934)
Other	(63)	9	(1)	—	(55)
Equity in net income (loss) of subsidiaries	3,429	—	—	(3,429)	—

Total other income (expense)	(71,490)	9	(1)	(3,429)	(74,911)
Income (loss) before taxes	(34,473)	3,594	(165)	(3,429)	(34,473)
Income tax expense	(6,974)	—	—	—	(6,974)

Net income (loss)	$(41,447)	$3,594	$(165)	$(3,429)	$(41,447)

Other comprehensive income:
Postretirement actuarial gains	26	—	—	—	26

Comprehensive income (loss)	$(41,421)	3,594	(165)	(3,429)	(41,421)

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Comprehensive Loss

	Year Ended September 30, 2011
	Parent	Guarantor Companies	Non- Guarantor Companies	Eliminations	Consolidated
	(In thousands)
Contract revenue	$769,467	$17,025	$822	$—	$787,314
Direct contract expenses	593,600	9,333	548	—	603,481

Gross profit	175,867	7,692	274	—	183,833

Operating expenses	79,871	3,076	88	—	83,035
General and administrative	64,374	620	311	—	65,305

Operating income (loss)	31,622	3,996	(125)	—	35,493
Other income (expense):
Interest income	45	—	—	—	45
Interest expense	(73,919)	—	—	—	(73,919)
Other	(535)	568	(1)	—	32
Gain on debt extinguishment	939	—	—	—	939
Equity in net income (loss) of subsidiaries	4,438	—	—	(4,438)	—

Total other income (expense)	(69,032)	568	(1)	(4,438)	(72,903)
Income (loss) before taxes	(37,410)	4,564	(126)	(4,438)	(37,410)
Income tax expense	(6,974)	—	—	—	(6,974)

Net income (loss)	$(44,384)	$4,564	$(126)	$(4,438)	$(44,384)

Other comprehensive income:
Post retirement actuarial gains	55	—	—	—	55

Comprehensive income (loss)	(44,329)	4,564	(126)	(4,438)	(44,329)

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows

Year Ended September 30, 2013

	Parent	Guarantors	Non- Guarantors	Consolidated
	(In thousands)
Net cash provided by operating activities	$10,666	$97	$20	$10,783
Cash flows from investing activities:
Capital expenditures	(1,792)	(77)	—	(1,869)

Net cash provided by (used in) investing activities	(1,792)	(77)	—	(1,869)
Cash flows from financing activities:
Repurchase of Unsecured Notes	(6,030)	—	—	(6,030)
Revolver borrowings	16,461	—	—	16,461
Revolver repayments	(16,461)	—	—	(16,461)
Loan to ESOP Trust	(1,907)	—	—	(1,907)
ESOP loan repayment	1,907	—	—	1,907
Redeemable common stock purchased from ESOP Trust	(6,664)	—	—	(6,664)
Redeemable common stock sold to ESOP Trust	2,166	—	—	2,166

Net cash used in financing activities	(10,528)	—	—	(10,528)

Net increase (decrease) in cash and cash equivalents	(1,654)	20	20	(1,614)
Cash and cash equivalents at beginning of period	27,271	(44)	—	27,227

Cash and cash equivalents at end of period	$25,617	$(24)	$20	$25,613

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows

Year Ended September 30, 2012

	Parent	Guarantors	Non- Guarantors	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$12,700	$(19)	$—	$12,681
Cash flows from investing activities:
Capital expenditures	(2,733)	2	—	(2,731)

Net cash provided by (used in) investing activities	(2,733)	2	—	(2,731)

Cash flows from financing activities:
Revolver borrowings	26,000	—	—	26,000
Revolver repayments	(26,000)	—	—	(26,000)
Loan to ESOP Trust	(477)	—	—	(477)
ESOP loan repayment	477	—	—	477
Redeemable common stock purchased from ESOP Trust	(4,843)	—	—	(4,843)
Redeemable common stock sold to ESOP Trust	1,302	—	—	1,302

Net cash used in financing activities	(3,541)	—	—	(3,541)

Net increase (decrease) in cash and cash equivalents	6,426	(17)	—	6,409
Cash and cash equivalents at beginning of period	20,845	(27)	—	20,818

Cash and cash equivalents at end of period	$27,271	$(44)	$—	$27,227

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows

Year Ended September 30, 2011

	Parent	Guarantors	Non- Guarantors	Consolidated
	(In thousands)
Net cash provided by operating activities	$5,061	$636	$24	$5,721
Cash flows from investing activities:
Capital expenditures	(5,694)	(588)	(23)	(6,305)
Proceeds from sale of fixed assets	14	—	—	14

Net cash used in investing activities	(5,680)	(588)	(23)	(6,291)

Cash flows from financing activities:
Payment of debt issuance cost	(710)	—	—	(710)
Repurchase unsecured notes	(3,993)	—	—	(3,993)
Revolver borrowings	17,000	—	—	17,000
Revolver payments	(17,000)	—	—	(17,000)
Loan to ESOP Trust	(776)	—	—	(776)
ESOP loan repayment	776	—	—	776
Redeemable common stock purchased from ESOP Trust	(5,762)	—	—	(5,762)
Redeemable common stock sold to ESOP Trust	5,158	—	—	5,158

Net cash used in financing activities	(5,307)	—	—	(5,307)

Net increase (decrease) in cash and cash equivalents	(5,926)	48	1	(5,877)
Cash and cash equivalents at beginning of period	26,770	(74)	(1)	26,695

Cash and cash equivalents at end of period	$20,844	$(26)	$—	$20,818

(22) Commitments and Contingencies

Government Audits

Federal government cost-reimbursement contract revenues and expenses in the audited consolidated financial statements are subject to DCAA audit and possible adjustment. Alion is a major contractor and DCAA maintains an office on site to perform various audits throughout the year. The Company has settled indirect rates through 2005 based on completed DCAA audits. All subsequent years are open. Alion has recorded federal government contract revenue based on amounts it expects to realize upon final settlement.

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(23) Interim Period (Unaudited, in thousands except per share information)

	2013 Quarters
	1st	2nd	3rd	4th
Revenue	$204,329	$221,281	$220,947	$202,415
Gross profit	$43,694	$46,319	$46,633	$42,822
Net loss	$(11,021)	$(9,131)	$(7,087)	$(9,353)
Net loss per share	$(1.64)	$(1.39)	$(1.01)	$(1.37)
Current assets	$203,722	$223,550	$211,464	$203,630
Current liabilities	$157,168	$171,700	$167,253	$161,061

	2012 Quarters
	1st	2nd	3rd	4th
Revenue	$189,891	$197,112	$211,514	$218,687
Gross profit	$43,547	$46,681	$46,472	$47,673
Net loss	$(12,810)	$(10,245)	$(8,866)	$(9,526)
Net loss per share	$(2.12)	$(1.73)	$(1.39)	$(1.52)
Current assets	$205,819	$200,703	$211,266	$209,097
Current liabilities	$166,226	$152,200	$166,520	$157,503

(24) Subsequent Events

Our Credit Agreement financial statement covenant requires an audit opinion without a “going concern” explanatory note or any similar qualification or exception and without any qualification or exception as to the scope of such audit. In anticipation of a potential covenant breach, resulting from an audit opinion including a “going concern” explanatory note, in December 2013 Alion and its Credit Agreement lenders agreed to waive this covenant. The Company paid no fee for this waiver.

Also in December 2013, the Company sold approximately $934 thousand worth of its common stock to the ESOP Trust. The Company offered and sold the securities to the ESOP Trust pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

The Company’s management assessed the effectiveness of our internal control over financial reporting as of September 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework issued in 1992. Based on our assessment, we believe that as of September 30, 2013, our internal control over financial reporting was effective based on criteria set forth by COSO in Internal Control — Integrated Framework.

Changes in Internal Control Over Financial Reporting. During the quarter ended September 30, 2013, there were no changes in our internal control over financial reporting (as such term is defined in Rule 15(d) – 15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control for financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information Regarding the Directors of the Registrant

The names, ages and positions of our current directors are set forth below:

Name	Age	Position	Term Expires	Director Since
Bahman Atefi	60	President, Chief Executive Officer and Chairman	2014	2001
Edward C. (Pete) Aldridge, Jr.	75	Director	2015	2003
Leslie L. Armitage	45	Director	2016	2002
Lewis Collens	78	Director	2016	2002
Admiral Harold W. Gehman, Jr., USN (Ret.)	70	Director	2016	2002
General Michael V. Hayden, USAF (Ret.)	68	Director	2015	2010
General George A. Joulwan, USA (Ret.)	74	Director	2014	2002
General Michael E. Ryan, USAF (Ret.)	71	Director	2014	2002
David J. Vitale	67	Director	2015	2009

The Company’s directors are divided into three classes. The first class of directors: Edward C. Aldridge, Jr., General Michael V. Hayden and David J. Vitale; have terms expiring on the date of Alion’s 2015 annual shareholder meeting. The second class of directors: Leslie Armitage, Lewis Collens and Admiral Harold W. Gehman, Jr.; have terms expiring on the date of Alion’s 2016 annual shareholder meeting. The third class of directors: Bahman Atefi, General George A. Joulwan and General Michael E. Ryan; have terms expiring on the date of Alion’s 2014 annual shareholder meeting.

The following sets forth the business experience, principal occupations and employment of each of our directors, as well as their specific experience, qualifications, attributes and skills relevant to our business that led to the conclusion that each of these individuals should serve as an Alion director.

Bahman Atefi was appointed chief executive officer of Alion in December 2001 and also as president in 2002. He is also chairman of Alion’s Board of Directors. Dr. Atefi also serves as chairman of the ESOP committee. Dr. Atefi served as president of IITRI from August 1997 and as its chief executive officer from October 2000 until December 20, 2002, when Alion purchased substantially all of IITRI’s assets. From June 1994 to August 1997, Dr. Atefi served as manager of the energy and environmental group at Science Applications International Corporation. In this capacity, he was responsible for a business unit, which provided scientific and engineering support to the U.S. Department of Energy, Nuclear Regulatory Commission, Environmental Protection Agency, Department of Defense, and commercial and international customers. Dr. Atefi is a member of the Board of Directors of The Wolf Trap Foundation for the Performing Arts. Dr. Atefi received a BS in Electrical Engineering from Cornell University, an MS in Nuclear Engineering and a Doctor of Science in Nuclear Engineering from the Massachusetts Institute of Technology.

Dr. Atefi was selected and continues to serve as a director of the Company because of his institutional and operational knowledge of the Company’s business, his financial acumen, his service as the Company’s chief executive officer and his more than twenty-five years of experience in the government contracting professional services market.

Edward C. (Pete) Aldridge, Jr. has served as a director of Alion since November 2003. Mr. Aldridge retired from government service in May 2003 as the Under Secretary of Defense for Acquisition, Technology, and Logistics, a position he had held since May 2001. In this position, Mr. Aldridge was responsible for all matters relating to Department of Defense acquisition, research and development, advanced technology, international programs, and the industrial base. From March 1992 to May 2001, Mr. Aldridge also served as president and CEO of the Aerospace Corporation, president of McDonnell Douglas Electronic Systems, Secretary of the Air Force, and numerous other positions within the Department of Defense. He was a director of Lockheed Martin Corporation from June 2003 to April 2011 and was a director of Global Crossing, Ltd. from December 2003 to October 2011.

Mr. Aldridge was selected and continues to serve as a director of the Company because of his extensive domain expertise which he developed over a long, exemplary career that includes prior leadership positions in both public and private government contracting professional services organizations and his service as Secretary of the Air Force.

Leslie L. Armitage has served as a director of Alion since June 2002. Ms. Armitage currently serves as a Senior Managing Director and Co-Founder of Relativity Capital, a position she has held since January 2006. Ms. Armitage served as a Managing Director and Partner of The Carlyle Group from January 1999 until May 2005 and held various positions at Carlyle from 1990 to 1999. Ms. Armitage has served on the Board of Directors of MHF Services, Inc. since June 2009 and Tactical Micro, Inc. since December 2010. She previously served on the Board of Directors of Vought Aircraft Industries, Inc., Honsel International Technologies, United Components, Inc., Nivisys Industries and Berkshire Manufactured Products.

Ms. Armitage was selected and continues to serve as a director of the Company because of her extensive financial and board experience and acumen developed over the course of more than twenty years in the private equity market, in addition to her familiarity with companies in the government contracting professional services industry.

Lewis Collens has served as a director of Alion since June 2002. From 1990 to 2009, Mr. Collens served as president of Illinois Institute of Technology (“IIT”). He is currently President Emeritus and Professor of Law Emeritus at IIT, Chicago-Kent College of Law, a position he has held since August 2009. He also currently serves as Senior Advisor for Charles Dobrusin Associates. Mr. Collens has served as a director of Amsted Industries since February 1991 and as a director and Chairman of Colson Company from March 2002 to March 2012.

Mr. Collens was selected and continues to serve as a director of the Company because of his familiarity with the Company’s business from his prior roles as the Chief Executive Officer and Board Chairman of the Company’s predecessor IIT Research Institute, as well as the financial and legal expertise he has developed over his career.

Admiral Harold W. Gehman, Jr., USN (Ret.) has served as a director of Alion since September 2002. Admiral Gehman retired from over 35 years of active duty in the U.S. Navy in October 2000. While in the U.S. Navy, Admiral Gehman served as NATO’s Supreme Allied Commander, Atlantic and as the Commander in Chief of the U.S. Joint Forces Command from September 1997 to September 2000. Since his retirement in November 2000, Admiral Gehman has served as an independent consultant to the U.S. Government from October 2000 to present. Admiral Gehman has served on the Boards of Directors of Maersk Lines, Ltd. since April 2001, Transystems Corp since January 2002 and Nivisys Corp. from July 2008 to July 2011. He also served on the board of visitors of Old Dominion University. Admiral Gehman is a senior fellow at the National Defense University and was the chairman of the Governor of Virginia’s Advisory Commission for Veterans Affairs. Admiral Gehman served as co-chairman of the Defense Department’s investigation into the October 2000 attack on the U.S.S. Cole in Aden Harbor, Yemen, as chairman of the Space Shuttle Columbia Accident Investigation Board, and as the Commissioner of the 2005 National Base Realignment and Closure Act.

Admiral Gehman was selected and continues to serve as a director of the Company because of his extensive domain expertise developed over the course of his service as a naval officer, as well as his years of leadership in the most senior levels of the U.S. defense establishment.

General Michael V. Hayden, USAF (Ret.) has served as a director of Alion since July 2010. General Hayden retired from 39 years of service in the United States Air Force in July 2008. General Hayden served as Director of the Central Intelligence Agency from May 2006 until February 2009, and as Director of the National Security Agency from 1999 until 2005. He entered active duty in 1969 after earning a bachelor’s degree in history in 1967 and a master’s degree in modern American history in 1969, both from Duquesne University. He is a distinguished graduate of Duquesne’s ROTC program. General Hayden served as Commander of the Air Intelligence Agency and as Director of the Joint Command and Control Warfare Center. He has also served in senior staff positions at the Pentagon, Headquarters U.S. European Command, National Security Council and the U.S. Embassy to the People’s Republic of Bulgaria. General Hayden served as Deputy Chief of Staff, United Nations Command and U.S. Forces Korea, Yongsan Army Garrison, South Korea. He currently serves as a Distinguished Visiting Professor at George Mason University School of Public Policy and as a Principal at the Chertoff Group. General Hayden has served on the Board of Directors of Motorola Corporation since January 2011, Accenture Federal Services, LLC since May 2012 and Orbis Operations since July 2012. He served on the Board of Directors of National Interest Security Company from April 2009 to March 2010. General Hayden also serves as a Consultant and Advisory Board Member for Cubic Defense Applications, Computer Sciences Corporation, Kaseman LLC, Draper Labs, Next Century Corporation, Accenture, Orbis Operations, IBM, the Commonwealth Bank of Australia and Catapult Technology.

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

General George A. Joulwan, USA (Ret.) has served as a director of Alion since June 2002. General Joulwan retired from 36 years of service in the military in September 1997. While in the military, General Joulwan served as Commander in Chief for U.S. Southern Command in Panama from 1990-1993 and served as Commander in Chief of the U.S. European Command and NATO Supreme Allied Command from 1993-1997. From 1998 to 2000, General Joulwan served as an Olin Professor at the U.S. Military Academy at West Point. General Joulwan has also served as an adjunct professor at the National Defense University from 2001 to 2002. Since 1998, General Joulwan has served as President of One Team, Inc., a strategic consulting company. General Joulwan currently serves on the Board of Directors of Accenture Federal Services LLC since 2002, IAP Worldwide Services since 2005, Freedom Group, Inc. since 2007 and Emergent Biosolutions since 2013. He also serves on the boards of several charity and non-profit organizations. General Joulwan has previously served on the Board of Directors for General Dynamics Corporation from 1998-2012, TRS-LLC from 2001-2012, and nGrain (Canada) Corporation from 2004-2011.

General Joulwan was selected and continues to serve as a director of the Company because of his extensive domain expertise developed over the course of his service as an Army officer, as well as his years of leadership in the senior-most levels of the U.S. defense establishment.

General Michael E. Ryan, USAF (Ret.) has served as a director of Alion since June 2002. General Ryan retired from the military in 2001 after 36 years of service. He served his last four years as the 16th Air Force Chief of Staff, responsible for organizing, training and equipping over 700,000 active duty, reserve and civilian members. He is currently president of the consulting firm, Ryan Associates, focusing on national defense issues, a position he has held since January 2001. He is Chairman of the Board of CAE USA, Inc., SELEX Galileo Inc. and the Air Force Village Charitable Foundation. He has served on the Board of Directors of United Services Automobile Association since November 2002, Circadence Corporation since December 2003, VT Services, Inc. from December 2004 to July 2012, CAE USA since August 2002, SELEX Galileo Inc. since June 2005 and Nivisys Industries LLC from July 2008 to July 2011. He is a senior trustee of the Air Force Academy Falcon Foundation.

General Ryan was selected and continues to serve as a director of the Company because of his extensive domain expertise developed over the course of his service as an Air Force officer, as well as his years of leadership in the senior-most levels of the U.S. defense establishment, including as a Chief of Staff of the Air Force.

David J. Vitale has served as a director of Alion since September 2009. He was the Chief Administrative Officer of the Chicago Public School System from 2003-2008. From February of 2001 through November of 2002, Mr. Vitale served as President and Chief Executive Officer of the Chicago Board of Trade and as a member of its Board of Directors and Executive Committee. Mr. Vitale also served as President and CEO of the MidAmerica Commodity Exchange, an affiliate of the Chicago Board of Trade. He is a former Vice Chairman and Director of Bank One Corporation, where he was responsible for Bank One’s Commercial Banking, Real Estate, Private Banking, Investment Management and Corporate Investments businesses. Mr. Vitale has served on the Boards of Directors of United Continental Holdings, Inc. since February 2006, Wheels Inc. since September 1999, DNP Select Income Fund, Inc. (“DNP”) since April 2000, DTF Tax-Free Income Inc. (“DTF”) since May 2005, Duff & Phelps Utility & Corp. Bond Trust Inc. (“Duff & Phelps”) since May 2005, Ariel Capital Management Holdings, Inc. since November 2000 and Urban Partnership Bank (“UPB”) since August 2010. He served as Chairman of UPB since August 2010 and of DNP, DTF and Duff & Phelps since May 2009.

Mr. Vitale was selected and continues to serve as a director of the Company because of his extensive financial experience and acumen and his experience as a senior officer and director of Fortune 500 companies.

Establishment of Committees

The Board of Directors has established five committees, an Audit and Finance Committee, a Compensation Committee, a Governance and Compliance Committee, a Special Projects Committee and a Refinancing Committee. Each committee currently consists of the following members:

Committee	Chairperson	Members
Audit and Finance Committee	Leslie Armitage	Lewis Collens, Harold Gehman, Michael Ryan, David Vitale

Compensation Committee	Harold Gehman	Pete Aldridge, Leslie Armitage, Lewis Collens, George Joulwan

Governance and Compliance Committee	Michael Ryan	Bahman Atefi, Harold Gehman, Michael Hayden, George Joulwan

Special Projects Committee	Pete Aldridge	George Joulwan, Michael Ryan

Refinancing Committee	Lewis Collens	Leslie Armitage and David Vitale

The Board of Directors has determined that Leslie Armitage qualifies as “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, and that she is “independent” as independence for audit committee members is defined in the listing standards of the NYSE MKT.

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

The Audit and Finance Committee met four times during fiscal year 2013.

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

The Compensation Committee met three times during fiscal year 2013.

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

The Corporate Governance and Compliance Committee met four times during fiscal year 2013.

Special Projects Committee

The Special Projects Committee’s primary purpose and function is to oversee special projects and programs of a significant nature as determined jointly by the Committee and the management of Alion, or by the Board of Directors; and develop, recommend to the Board, and assess policies and procedures with regard to such special projects.

The Special Projects Committee met once during the year 2013.

Refinancing Committee

The Refinancing Committee’s primary purpose is to work with management to assess potential strategies and structures for the refinancing of our debt, including the Old Notes, the Existing Secured Notes and our Existing Revolving Credit Facility, as well as to assess proposals we may receive as a result of management’s efforts to explore and solicit potential sources of financing.

The Refinancing Committee met six times during fiscal 2013.

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

Registrant Chief Executive Officer and Chairman of the Board

Dr. Atefi was selected to act as both the first CEO and Chairman of the Board of Directors of Alion in 2001 largely because both Illinois Institute of Technology (IIT) and the ESOP Trustee (initially the two largest holders of Alion’s debt and common stock at the time) required him to act as CEO to successfully conclude Alion’s employee buyout of IITRI’s assets. Both IIT and the ESOP Trustee also believed Dr. Atefi was the individual most qualified to serve as Chairman because of his institutional and operational knowledge and his financial acumen. The Company continues to believe this leadership structure remains the most appropriate structure for Alion. Dr. Atefi’s leadership as both the CEO and Board Chairman over the past twelve years has been instrumental in growing Alion’s revenue by approximately four times during his tenure, establishing the Company’s long term capital structure and increasing shareholder value through overall growth in Alion’s share price.

Board of Directors’ Role in Risk Oversight

The Board of Directors oversees potential risks and risk management activities, including discussing Alion’s with management and evaluating such risks at meetings of the Board and its Committees. Members of the Board of Directors also use their independent knowledge and understanding of the risks that Alion and other professional services government contractors face. The Board of Directors reviews Alion’s corporate strategy in light of the evolving nature of the risks the Company faces and adjusts strategy when appropriate.

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

Information Regarding the Executive Officers of the Registrant

The names, ages and positions of the Company’s current executive officers and the dates from which these positions have been held are set forth below.

Name	Age	Office	Position Since
Bahman Atefi	60	President, Chief Executive Officer and Chairman of the Board of Directors (1)	December 2001

Stacy Mendler	50	Chief Operating Officer and Executive Vice President (1)	September 2006

Barry Broadus	54	Chief Financial Officer, Senior Vice President and Treasurer (1)	September 2012

Robert Hirt	53	Sector Senior Vice President – Technology, Engineering and Operational Solutions Sector	July 2011

Thomas McCabe	58	Senior Vice President, General Counsel and Secretary	March 2010

Rod Riddick	63	Sector Senior Vice President – Engineering and Integration Solutions Sector	November 2013

(1)	Member of the ESOP committee.

The following sets forth the business experience, principal occupations and employment of each of the current executive officers who do not serve on the Board of Directors. Please read “Information Regarding the Directors of the Registrant” above for the information with respect to Dr. Atefi.

Stacy Mendler has served as Chief Operating Officer and Executive Vice President of Alion since September 2006. She served as Executive Vice President and Chief Administrative Officer of Alion from September 2005 until September 2006, and as Senior Vice President and Chief Administrative Officer of Alion from May 2002 until September 2005. She is also a member of Alion’s ESOP committee. Ms. Mendler served IITRI as Senior Vice President and Director of Administration from October 1997 until December 20, 2002, when Alion purchased substantially all of IITRI’s assets. As of May 2002, Ms. Mendler was IITRI’s Chief Administrative Officer, as well as Senior Vice President. She also served as IITRI’s Assistant Corporate Secretary from November 1998 through December 2002. From February 1995 to October 1997, Ms. Mendler was Vice President and Group Contracts Manager for the Energy and Environment Group at Science Applications International Corporation where she managed strategy, proposals, contracts, procurements, subcontracts and accounts receivable. She currently serves on the Board of Directors of NVTC, the VA Chamber of Commerce (VCOC) and the Professional Services Council (PCS) and on the executive committee of VCOC. Ms. Mendler received a BBA in Marketing from James Madison University and a MS in Contracts and Acquisition Management from Florida Institute of Technology.

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

Thomas McCabe has served as Alion’s Senior Vice President, General Counsel and Secretary since 2010. Prior to joining Alion, he served from 2008 to 2010 as Executive Vice President and General Counsel, and President of the Federal business of publicly-traded Braintech, Inc., which provided automated vision systems for industrial and military robots. He was Vice President and Deputy General Counsel of publicly-traded XM Satellite Radio from 2005 through its merger with Sirius Satellite Radio in 2008. He was President, CEO and a director of software provider MicroBanx Systems from 2001 to 2005, and President, CEO and a director of its parent company, COBIS Corporation, from 2004 to 2005. From 1992 to 2000, he was a senior executive at GRC International, Inc., a publicly-traded defense contractor, serving as Senior Vice President, General Counsel, Secretary and Director of Corporate Development through its sale to AT&T in 2000. Mr. McCabe was an attorney in private practice from 1982 to 1991. He began his career as judicial clerk for Judge Charles R. Richey at the United States District Court for the District of Columbia from 1981 to 1982. Mr. McCabe has a BA from Georgetown University and an MBA and JD from the University of Notre Dame. He is a Lean Six Sigma Green Belt. Mr. McCabe resigned effective January 3, 2014.

Rod Riddick became Sector Senior Vice President and Sector Manager of Alion’s Engineering and Integration Solutions Sector (EISS) on November 1, 2013. Mr. Riddick has supported the U.S. Navy in various capacities for over 40 years. He served as Senior Vice President and Deputy Sector Manager of EISS from 2007 to 2013, and as an EISS Group Senior Vice President from 2005 to 2007. He served John J. McMullen Associates, Inc., an internationally regarded ship design and engineering firm, from 1982 to 1985 and from 1990 to 2005 in positions of increasing responsibility, culminating in Senior Vice President of Acquisition Programs from 2000 to 2005. From 1985 to 1990 he was a Program Director with Advanced Technology, Inc. From 1979 to 1982 he worked for Advanced Marine Enterprises, Inc. as Hull Design Section Chief and Program Manager. From 1978 to 1979 he was a Senior Designer at Newport News Shipbuilding & Dry Dock, Inc. From 1977 to 1978 he was a Checker at J.J. Henry Company, Inc. Mr. Riddick began his career as a Designer/Draftsman with Asset, Inc. from 1972 to 1977, after returning from Viet Nam as an air traffic controller with the US Air Force.

There is no known family relationship between any director and executive officer.

Code of Ethics

In November 2013, we adopted our revised Code of Ethics that applies to all of our employees and meets the definitional requirements set forth in the rules and regulations of the Securities and Exchange Commission. We provide access to a telephone hotline so our employees can report suspected instances of improper business practices such as fraud, waste, and violations of our Code of Ethics.

A copy of the 2013 Code of Ethics is posted for all of our employees on our internal website and can also be found on our Investor Relations website at: http://www.alionscience.com/en/Investor-Relations/Corporate-Governance-Documents. A printed copy without charge can be obtained from our Secretary upon request.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Objectives of Executive Compensation Program

Our executive compensation program’s primary objective is to attract and retain qualified, energetic employees who are enthusiastic about Alion’s mission and to reward them for their contributions to Alion. Our executive compensation program is designed to create strong financial incentives for our officers to increase revenue, profit, cash flow, operating efficiency and returns, which we expect to lead to increased shareholder value. We strive to promote an ownership mentality in our key leaders and our Board of Directors. We endeavor to ensure that our compensation program is perceived as fundamentally fair to all stakeholders.

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

What Our Compensation Program is Designed to Reward

We believe we designed our compensation program to reward each employee’s contribution to Alion. The Compensation Committee considers numerous factors including the Company’s growth and financial performance in measuring named executive officers’ contributions. We refer to the individuals who served as the Company’s Chief Executive Officer and Chief Financial Officer during the current fiscal year, along with the other individuals included in the Summary Compensation Table as “named executive officers.”

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

Role of the Chief Executive Officer

Our Chief Executive Officer makes recommendations to the Compensation Committee in evaluating Alion’s executive officers, including recommending cash and incentive compensation amounts for these individuals. Dr. Atefi relies on his personal experience as Alion’s Chief Executive Officer in evaluating other executive officers and on comparable compensation guidance provided by an outside compensation consultant. Dr. Atefi was not present during Compensation Committee deliberations and voting pertaining to the determination of his own compensation.

Role of the Compensation Consultant

The Compensation Committee annually retains a consultant to provide independent advice on executive compensation matters and to perform specific project-related work. In 2013, we engaged AON Hewitt to review our named executive officers’ compensation packages and to provide the Compensation Committee with competitive data and analysis. AON Hewitt performed no other services for Alion.

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

Base salaries for our named executive officers as of September 30, 2013 were:

Named Executive Officer	Fiscal 2013 Base Salary
Bahman Atefi	$735,000
Stacy Mendler	$425,000
Barry Broadus	$311,000
Scott Fry	$360,000
Robert Hirt	$341,000

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

The Compensation Committee and its outside consultant use publicly available data from other professional services government contracting companies to benchmark compensation for Alion’s named executive officers. The benchmark companies include some of the publicly-traded companies Alion uses in its market analyses when testing goodwill for potential impairment. The Compensation Committee compares Alion data to median data for the benchmark group in evaluating total named executive officer compensation and individual elements of total compensation. Among other factors, the Compensation Committee evaluates base salaries, total cash compensation and various types of long term incentive compensation provided to named executives at benchmark companies when it decides on the components and levels of compensation for Alion’s named executive officers. The Compensation Committee sets total compensation levels to be within the range of the peer companies.

For fiscal 2013, the Compensation Committee reviewed a peer group of companies from the information technology, professional services, and defense and aerospace industries. In its analysis, the Compensation Committee compared data for the selected peer group with data from several broader, national compensation surveys and Alion’s current executive compensation levels. The following companies made up the compensation peer group.

CACI International Inc.	Exponent, Inc.	ManTech International Corp.	VSE Corp.
CIBER Inc.	Heico Corp.	Maximus Inc.
Cubic Corp.	ICF International, Inc.	NCI, Inc.
Dynamics Research Corp.	IHS, Inc.	Orbital Sciences Corp.
Engility Holdings, Inc.	Kratos Defense & Security	SRA International Inc.

The Compensation Committee decided to increase base salaries for next fiscal year for Dr. Atefi, Ms. Mendler, Mr. Broadus and Mr. Hirt in part based on market place salary survey data provided by the compensation consultant.

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

The Board of Directors has adopted separate forms of LTIP award agreements for named and other executive officers. In 2013, the Board of Directors granted each named executive officer an LTIP award which vests over a three year period ending November 2016. The Board of Directors has granted LTIP awards to named executive officers each year since 2008 when the program began. The LTIP grants issued to named executive officers in 2010 vested in November 2013. The vested 2010 LTIP grants are the only other named executive officer grants outstanding in addition to the LTIP grants listed in the named executive officer compensation table below.

Performance goals under these award agreements include, among others, reaching certain company-planned revenue targets; achieving certain levels of Consolidated EBITDA (as determined for our debt covenants); achieving certain levels of reporting unit revenue and operating income; complying with debt covenants; and achieving targeted levels of days’ sales outstanding.

LTIP grants to our named executive officers involve a three-year performance cycle. The Compensation Committee evaluates performance for three-year grants only at the end of each three-year performance cycle. This fiscal year ended the second cycle for grants evaluated only at the end of a three-year performance period.

Subject to the Compensation Committee’s discretion, each executive’s performance is evaluated both at the end of each year, and then at the end of the three-year performance cycle. A recipient may receive anywhere from 50% to 150% of the target amount up through the end of a performance cycle depending on whether the individual and the Company achieve performance goals, or substantially under- or over-achieve performance goals. The 50% floor was established in order to foster executive retention, while the 150% ceiling is intended to reward outstanding performance. Subject to evaluation on this percentage-based scale, each earned award vests in full on its vesting date, provided that the named executive officer is still employed with us.

The following table sets forth the target LTIP amounts approved by our Compensation Committee and Board of Directors, for each of our named executive officers. Consistent with the design of the LTIP, the Compensation Committee and the Board of Directors approved LTIP awards to senior corporate officers in addition to our named executive officers listed below.

Name	Initial Target Value 2013 LTIP Awards
Bahman Atefi	$1,200,000
Stacy Mendler	$400,000
Barry Broadus	$200,000
Scott Fry	N/A
Robert Hirt	$250,000

The ranges reflect LTIP award levels for each named executive officer based on market information provided to us by our compensation consultant. Each named executive officer’s LTIP award is based on his or her specific position, responsibilities, accountabilities and impact within our Company. We vet these target participation levels against the participation levels of similarly situated executive officers at peer companies. The Compensation Committee established this year’s named executive officer LTIP award target values as part of each executive’s total compensation package, including salary and other cash compensation. The Compensation Committee increased this year’s LTIP awards over last year’s levels to incentivize our executives to focus on growing the Company and improving Alion’s capital structure and to reflect expanded responsibilities for certain named executive officers.

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

Stock Appreciation Rights (SAR) Plan

In January 2005, the Board of Directors adopted the Alion Science and Technology Corporation 2004 Stock Appreciation Rights Plan (the SAR Plan). The Compensation Committee, or the administrative committee as delegated, administers the SAR Plan. The Company amended and restated the SAR Plan in January 2007; amended it in January 2010; and amended and restated the SAR Plan in June 2013. The SAR Plan expires in November 2016. The most recent SAR Plan amendment revises certain change in control provisions. The SAR Plan permits grants to Alion directors, officers, employees and consultants. The SAR Plan permits the Chief Executive Officer to award SARs as he deems appropriate. Awards to executive officers are subject to the approval of the administrative committee of the Plan. There were no SAR awards to named executive officers in 2013.

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

•	There is a balance between short- and long-term financial and strategic objectives, intended to reward managers for continuous improvement in revenue and operating income and growth in shareholder value.

•	A significant portion of management compensation is “at risk” and depends on achieving specific company-wide strategic, operational and financial goals, as well as individual performance goals that can be objectively determined. These corporate goals have pre-established minimum, target and stretch performance levels, with individual metrics and overall maximums.

•	The Compensation Committee considers other qualitative matters in determining annual performance payments and achievement of long term incentive goals.

•	In fiscal 2013, the Compensation Committee considered Alion’s overall improved financial performance compared to fiscal 2012 in deciding to increase non-equity incentive compensation payments to each named executive officer from last year’s award levels. The Compensation Committee also increased the initial grant value of this year’s LTIP awards to named executives to incentivize continued focus on revenue growth and the Company’s refinancing efforts.

•	The Compensation Committee increased base salaries for each named executive officer for next fiscal year based on the Company’s improved performance and the executives’ significant work on potential refinancing transactions. The Compensation Committee increased base salary and non-equity incentive compensation from last year’s levels for Mr. Broadus to bring his compensation more in line with the market place.

•	The Compensation Committee conditioned Dr. Atefi’s current year annual performance bonus on completion of a refinancing transaction that gains Board of Directors approval. The Compensation Committee applied the same condition to the current year annual performance bonuses for Ms. Mendler, Mr. Broadus, Mr. Hirt and Mr. Riddick.

•	Our named executives’ ongoing long term compensation grants vest over a three year period with performance goals measured only at the end of a three-year period. We believe this encourages our executives to focus on Alion’s long term performance.

Based on this review and currently known facts and circumstances, the Compensation Committee believes Alion’s compensation policies and practices, individually and in the aggregate, do not create known risks that are reasonably likely to materially adversely affect the Company.

Summary Compensation Table

The following table sets forth all compensation with respect to our Chief Executive Officer and our other named executive officers for the years ended September 30, 2013, 2012, and 2011.

Name and Principal Position	Year	Salary	Bonus	Long- Term Incentive Plan Awards	Non- Equity Incentive Plan Awards	All other	Total
Bahman Atefi	2013	$771,002	—	$1,200,000	$750,000	94,445	2,815,447
Chief Executive Officer	2012	$763,929	$—	$1,100,000	$700,000	$106,612	$2,670,540
and President	2011	$757,449	$—	$1,200,000	$560,000	$120,477	$2,637,926
Barry Broadus	2013	$316,716	—	$200,000	$225,000	56,641	798,357
Senior Vice President and	2012	$272,610	$33,000	$160,000	$165,000	$49,842	$680,451
Chief Financial Officer	2011	N/A	N/A	N/A	N/A	N/A	N/A
Stacy Mendler	2013	445,081	—	$400,000	$300,000	68,794	1,213,875
Chief Operating Officer	2012	$441,606	$—	$385,000	$300,000	$74,873	$1,201,479
and Executive Vice President	2011	$436,984	$—	$400,000	$240,000	$80,086	$1,157,070
Scott Fry*	2013	$360,523	—	$—	$200,000	45,661	606,184
Engineering and Integration Solutions Sector,	2012	$374,389	$—	$275,000	$220,000	$50,066	$919,455
Senior Vice President	2011	$364,701	$—	$300,000	$176,000	$45,794	$886,495
Robert Hirt	2013	$342,997	35,000	$250,000	$220,000	63,328	911,325
Technology, Engineering	2012	$318,495	$20,000	$220,000	$190,000	$50,150	$798,644
and Operational Solutions	2011	$259,482	$20,000	$200,000	$160,000	$45,699	$685,181
Senior Vice President

*	Mr. Fry stepped down as Senior Vice President effective November 2013.

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

Detail of All Other Compensation for Fiscal Year 2013, 2012, 2011

Recorded in the Summary Compensation Table

Name and Principal Position	Year	Company Matching Contributions Under Alion’s KSOP	Health and Welfare Benefits	Long and Short Term Disability Paid by the Company
Bahman Atefi	2013	$16,575	$39,266	$4,416
	2012	$16,250	$51,209	$5,250
	2011	$15,925	$65,630	$5,219
Barry Broadus	2013	$14,758	$27,966	$1,830
	2012	$20,099	$26,163	$2,419
	2011	N/A	N/A	N/A
Stacy Mendler	2013	$16,575	$36,576	$2,553
	2012	$16,250	$35,144	$3,387
	2011	$15,925	$40,707	$3,365
Scott Fry	2013	$11,843	$19,161	$2,164
	2012	$15,842	$18,733	$2,998
	2011	$11,117	$18,330	$2,989
Robert Hirt	2013	$16,190	$29,350	$2,022
	2012	$7,459	$28,043	$2,709
	2011	$6,901	$24,494	$2,397

Detail of All Other Compensation for Fiscal Year 2013, 2012, 2011

Recorded in the Summary Compensation Table (continued)

Name and Principal Position	Year	Club Membership Fees	Term Life Insurance Paid by the Company	Leased Cars	Total
Bahman Atefi	2013	$6,060	$300	$27,828	$94,445
	2012	$5,780	$300	$27,823	$106,612
	2011	$5,580	$300	$27,823	$120,477
Barry Broadus	2013	$—	$183	$11,904	$56,641
	2012	$—	$158	$1,002	$49,842
	2011	N/A	N/A	N/A	N/A
Stacy Mendler	2013	$—	$256	$12,834	$68,794
	2012	$—	$256	$19,836	$74,873
	2011	$—	$253	$19,836	$80,086
Scott Fry	2013	$—	$217	$12,276	$45,661
	2012	$—	$217	$12,276	$50,066
	2011	$—	$216	$13,142	$45,794
Robert Hirt	2013	$—	$202	$15,564	$63,328
	2012	$—	$188	$11,751	$50,150
	2011	$—	$156	$11,751	$45,699

Summary of Prior Year LTIP Award Agreements

In 2010, the Board of Directors issued two separate forms of LTIP award agreements – one for named executive officers and a second for other corporate officers. The 2010 grants to named executive officers had a three-year performance period that ended October 2013 and vested in November 2013. The Compensation Committee evaluated these grants in November 2013. These grants remain outstanding.

The 2010 LTIP grants to named executive officers contain various performance goals, including, among others,

•	attaining certain company-planned revenue targets;

•	achieving certain levels of Consolidated EBITDA (as determined for our debt covenants);

•	meeting certain levels of reporting unit revenue and operating income;

•	complying with debt covenants; and

•	achieving targeted levels of days’ sales outstanding.

The table below sets out the final values for 2010 LTIP grants to named executive officers as determined by the Compensation Committee and Board of Directors. The Compensation Committee determined that the named executive officers listed below did not meet all targets for achieving 100% of their 2010 LTIP awards.

Name	Initial Grant Award Value	Compensation Committee Award Amount
Bahman Atefi	$1,000,000	$900,000
Stacy Mendler	$350,000	$315,000
Scott Fry	$220,000	$200,125

Grants of Plan-Based Awards

There were no grants of plan-based awards to named executive officers in 2013.

Outstanding Equity Awards at Fiscal Year-End

The following table lists SAR awards held by named executive officers as of September 30, 2013.

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

All grants were outstanding as of September 30, 2013

SAR Exercises

No named executive officers exercised any SARs in 2013.

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

Scott Fry is the only named executive officer who participated in the Executive Deferred Compensation in fiscal year 2013.

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Scott Fry	$—	$—	$104,722	$167,469	$586,009

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

The tables below set out the estimated payments and benefits that would be provided to each named executive officer as a result of (a) termination without cause; (b) termination on death or disability; (c) termination for cause, voluntary termination or retirement, and; (d) termination or change in responsibility upon a change in control. The calculations in these tables are based on the assumption that termination occurred on September 30, 2013, the last day of the Company’s most-recently completed fiscal year. Amounts in the tables below do not include payments and benefits to the extent they are provided on a non-discriminatory basis to salaried employees generally upon termination of employment.

Potential Termination-Related Payments to Bahman Atefi, Chief Executive Officer
			Unrelated to a Change in Control			Change in Control
Incremental Compensation and Benefit Payment	Applicable Percentage	Base Dollars	Termination without Cause	Death/ Disability	Termination for Cause, Voluntary Termination, Retirement	Termination, Change in Responsibility or Other Good Reason
Salary-based severance	200%	$750,000	$1,500,000	$—	$—	$1,500,000
Bonus-based severance	200%	$750,000	$1,500,000	$—	$—	$1,500,000
Health care benefits		$10,718	$16,076	$—	$—	$16,076
Tax Gross Up	40%		$6,431	—	—	$6,431
Outplacement services		$25,000	$—	$—	$—	$25,000
LTIP Acceleration			$600,000	$2,300,000	$—	$2,300,000

Total			$3,622,507	$2,300,000	$—	$5,347,507

Potential Termination-Related Payments to Stacy Mendler, Chief Operating Officer
			Unrelated to a Change in Control			Change in Control
Incremental Compensation and Benefit Payment	Applicable Percentage	Base Dollars	Termination without Cause	Death/ Disability	Termination for Cause, Voluntary Termination, Retirement	Termination, Change in Responsibility or Other Good Reason
Salary-based severance	150%	$440,000	$660,000	$—	$—	$660,000
Bonus-based severance	150%	$300,000	$450,000	$—	$—	$450,000
Health care benefits	—	$14,212	$21,319	$—	$—	$21,319
Tax Gross Up	40%		8,527	—	—	$8,527
Outplacement services	—	$25,000	$—	$—	$—	$25,000
LTIP Acceleration			$200,000	$785,000	$—	$785,000

Total			$1,339,846	$785,000	$—	$1,949,846

Potential Termination-Related Payments to Barry Broadus, Chief Financial Officer
			Unrelated to a Change in Control			Change in Control
Incremental Compensation and Benefit Payment	Applicable Percentage	Base Dollars	Termination without Cause	Death/ Disability	Termination for Cause, Voluntary Termination, Retirement	Termination, Change in Responsibility or Other Good Reason
Salary-based severance	100%	$350,000	$350,000	$—	$—	$350,000
Bonus-based severance	100%	$225,000	$225,000	$—	$—	$225,000
Health care benefits	—	$14,212	$21,319	$—	$—	$21,319
Tax Gross Up	40%		8,527	—	—	$8,527
Outplacement services	—	$25,000	$—	$—	$—	$25,000
LTIP Acceleration			$—	$160,000	$—	$160,000

Total			$604,846	$160,000	$—	$789,846

Potential Termination-Related Payments to Robert Hirt, Sector Senior Vice President
			Unrelated to a Change in Control			Change in Control
Incremental Compensation and Benefit Payment	Applicable Percentage	Base Dollars	Termination without Cause	Death/ Disability	Termination for Cause, Voluntary Termination, Retirement	Termination, Change in Responsibility or Other Good Reason
Salary-based severance	100%	$360,000	$360,000	$—	$—	$360,000
Bonus-based severance	100%	$220,000	$220,000	$—	$—	$220,000
Health care benefits	—	$14,212	$21,319	$—	$—	$21,319
Tax Gross Up	40%		8,527	—	—	$8,527
Outplacement services	—	$25,000	$—	$—	$—	$25,000
LTIP Acceleration			$100,000	$420,000	$—	$420,000

Total			$709,846	$420,000	$—	$1,054,846

Director Compensation

The following table sets forth certain information regarding the compensation paid to the Company’s non-employee directors for their service during the fiscal year ended September 30, 2013.

Name	Fees earned or paid in cash ($) (1)	All other compensation ($) (2)	Total
Edward C. Pete Aldridge, Jr.	$87,559	$691	$88,250
Leslie Armitage	$102,500	$—	$102,500
Lewis Collens	$92,367	$1,133	$93,500
Admiral (Ret.) Harold W. Gehman, Jr.	$98,000	$—	$98,000
Michael Hayden	$85,000	$—	$85,000
General (Ret.) George A. Joulwan	$90,000	$—	$90,000
General (Ret.) Michael E. Ryan	$92,819	$2,181	$95,000
David Vitale	$87,734	$1,266	$89,000

(1)	This column represents the total fees including the annual retainer fee to non-employee directors. Alion employee directors do not receive any additional compensation for service as a member of the Board of Directors. For the year ended September 30, 2013, Alion’s non-employee directors received an annual retainer and compensation of $70,000, payable in quarterly installments. Each director also receives a fee of $2,500 for in-person attendance or $1,000 for telephone attendance at a Board of Directors meeting. The Audit and Finance Committee chairperson receives $7,500 per year for each year he or she serves in such capacity. Other board committee chairpersons receive $5,000 per year for each year he or she serves in such capacity. Board committee members receive $1,000 per committee meeting when a committee meeting occurs on other than the day of a Board of Directors meeting. Alion reimburses directors for reasonable travel expenses in connection with attendance at Board of Directors and board committee meetings.
(2)	This column represents amounts paid by Alion for travel expenses to attend Board of Directors and board committee meetings.

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

THE COMPENSATION COMMITTEE

Harold Gehman, Jr., Chairman

Pete Aldridge, Jr., Committee Member

Leslie Armitage, Committee Member

Lewis Collens, Committee Member

George Joulwan, Committee Member

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of September 30, 2013, regarding beneficial ownership of Alion common stock by (i) all persons known by the Company that beneficially own more than 5% of the Company’s common stock, (ii) all directors and (iii) all named executive officers, individually and as a group.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percentage of Class
Five Percent Security Holders:
Alion Science and Technology Corporation Employee Ownership, Savings and Investment Trust	Common Stock	7,641,391		100%
Directors (2) and Executive Officers
Bahman Atefi	Common Stock	57,039	(5)	0.7
Stacy Mendler	Common Stock	77,751	(5)	1.0
Barry Broadus	Common Stock	3,055	(5)	**
Rod Riddick	Common Stock	35,376	(5)	0.5
Robert Hirt	Common Stock	1,689	(5)	**
All Directors and Executive Officers as a Group (5 persons)	Common Stock	174,910	(5)	2.2

**	Less than 1 percent.
(1)	The address of all persons listed is 1750 Tysons Boulevard, Suite 1300, McLean, Virginia 22101.
(2)	Voting power with respect to the Alion common stock is held by the ESOP Trust. The ESOP Committee instructs the ESOP Trustee on most matters coming before the shareholders for a vote, except for a limited number of matters which, pursuant to the Plan, require a pass-through vote by the beneficial holders.
(3)	Applicable percentages are based on 7,641,391 shares outstanding on September 30, 2013, and are calculated with respect to each person pursuant to Rule 13d-3(d) of the Exchange Act.
(4)	No directors (other than Dr. Atefi) are beneficial owners of the Company’s common stock.
(5)	Includes beneficial ownership of shares of Alion’s common stock held by the ESOP Trust.

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

Item  14. Principal Accountant Fees and Services

Consistent with its charter, the Audit and Finance Committee is responsible for engaging Alion’s independent registered public accounting firm. All audit and permitted non-audit services require advance approval by the Audit and Finance Committee. The full committee approves proposed services and estimated fees for these services. The Audit and Finance Committee approved in advance all services performed by our auditors in fiscal 2013 and 2012.

The following table summarizes the fees that Deloitte & Touche LLP, our independent registered public accounting firm, billed Alion for each of our past two fiscal years for audit services and other services:

Fee Category

	2013	2012
Audit Fees(1)	$1,300,000	$1,025,000
Audit-Related Fees(2)	110,000	100,000
Tax Fees (3)	134,699	118,863

Total Fees	$1,544,699	$1,243,863

(1)	Audit fees include fees for auditing Alion’s financial statements, reviewing interim financial statements included in quarterly reports on Form 10-Q, and providing other professional services in connection with statutory and regulatory filings or engagements.
(2)	Audit-related fees are fees for assurance and similar services for employee benefit plan audits and accounting consultation services. The Audit and Finance Committee approved these services.
(3)	Tax—related fees are fees for preparing the Company’s consolidated federal income tax return, state income tax returns, and foreign income tax returns, and include advisory services related to pending and completed transactions and regulatory compliance. The Audit and Finance Committee approved these services in advance of their performance.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

Consolidated Financial Statements of Alion Science and Technology Corporation

(a)(2) Financial Statement Schedules

Consolidated Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts	116

Schedule II — Valuation

and Qualifying Accounts

Allowance for Doubtful Accounts Receivable	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions (1)	Balance at End of Year
Fiscal year ended 2013	$4,145	$(217)	$(177)	$3,751
Fiscal year ended 2012	$3,411	$802	$(68)	$4,145
Fiscal year ended 2011	$3,798	$—	$(387)	$3,411

(1)	Accounts receivable written off against the allowance for doubtful accounts.

Deferred Tax Asset Valuation	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
Fiscal year ended 2013	$78,414	$18,626	$—	$97,040
Fiscal year ended 2012	$58,264	$20,150	$—	$78,414
Fiscal year ended 2011	$36,929	$21,335	$—	$58,264

(a)(3) Exhibits

Exhibit No.	Description

3.1	Fourth Amended and Restated Certificate of Incorporation of Alion Science and Technology Corporation. (1)
3.2	Amended and Restated By-laws of Alion Science and Technology Corporation. (2)
4.1	Indenture dated as of February 8, 2007, among Alion Science and Technology Corporation, certain subsidiary guarantors and Wilmington Trust Company, as trustee. (3)
4.2	Forms of 10.25% Senior Notes due 2015. (3)
4.3	Amended and Restated Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (4)
4.4	First Amendment to Amended and Restated Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (a)
4.5	Second Amendment to Amended and Restated Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (5)
4.6	Indenture, dated as of March 22, 2010, among the Company, certain subsidiary guarantors of the Company and Wilmington Trust Company, as trustee. (2)
4.7	Form of 12% Senior Secured Notes due 2014. (2)
4.8	Form of Warrant. (2)
4.9	Form of Unit. (2)
10.1	Employment Agreement between Alion Science and Technology Corporation and Dr. Bahman Atefi. (6)*
10.2	Employment Agreement between Alion Science and Technology Corporation and Stacy Mendler. (7)*
10.3	Employment Agreement between Alion Science and Technology Corporation and Scott Fry. (8) *
10.4	First Amendment to Employment Agreement between Alion Science and Technology Corporation and Ms. Stacy Mendler. (9)*
10.5	First Amendment to Employment Agreement between Alion Science and Technology Corporation and Mr. Scott Fry. (9)*
10.6	Employment Agreement between Alion Science and Technology Corporation and Mr. Robert Hirt. (10)*
10.7	Employment Agreement between Alion Science and Technology Corporation and Mr. Thomas E. McCabe. (11)*
10.8	Employment Agreement between Alion Science and Technology Corporation and Mr. Barry Broadus. (12)*
10.9	Alion Science and Technology Corporation Long-Term Incentive Plan (amended and restated as of June, 25, 2013) (11) *
10.10	Form of Alion Science and Technology Corporation Ongoing Long Term Incentive Plan Award Agreement. (13)*
10.11	Alion Science and Technology Corporation 2004 Stock Appreciation Rights Plan (amended and restated as of June, 25, 2013) (11)*
10.12	Alion Science and Technology Corporation Performance Shares and Retention Phantom Stock Plan (amended and restated as of June, 25, 2013) (11)*
10.13	Alion Science and Technology Corporation Phantom Stock Plan (amended and restated as of June, 25, 2013) (11)*
10.14	Alion Science and Technology Director Phantom Stock Plan, as amended and restated effective January 1, 2007. (14)*
10.15	First Amendment to Alion Science and Technology Corporation Director Phantom Stock Plan (as amended and restated), dated as of January 22, 2010. (14)*
10.16	Alion Executive Deferred Compensation Plan, as amended and restated effective January 1, 2008. (14)*
10.17	Alion Director Deferred Compensation Plan, as amended and restated effective January 1, 2008. (14)*
10.18	First Supplemental Indenture, dated as February 26, 2010, between Alion-IPS Corporation, Washington Consulting Government Services, Inc., Alion Canada (US) Corporation, Alion Science and Technology Corporation and Wilmington Trust Company, as trustee. (15)
10.19	Purchase Agreement dated as of March 11, 2010, by and between the Company and Credit Suisse Securities (USA) LLC. (2)
10.20	Warrant Agreement, dated as of March 22, 2010, by and between the Company and Wilmington Trust Company, as warrant agent. (2)
10.21	Credit Agreement, dated as of March 22, 2010, by and among the Company, the lenders party thereto and Credit Suisse AG, as administrative agent. (2)

10.22	Intercreditor Agreement, dated as of March 22, 2010, by and among the Company, the other grantors party thereto, Credit Suisse AG, as administrative agent, and Wilmington Trust Company, as collateral agent and trustee. (2)
10.23	Security Agreement dated as of March 22, 2010, by and among the Company, certain subsidiaries of the Company and Wilmington Trust Company, as collateral agent. (2)
10.24	Guarantee Agreement, dated as of March 22, 2010, by and among the Company, certain subsidiaries of the Company and Credit Suisse AG, as administrative agent. (2)
10.25	Registration Rights Agreement, dated March 22, 2010, by and between the Company and Credit Suisse Securities (USA) LLC. (2)
10.26	Amendment, dated as of March 22, 2010, to the Stock Purchase Agreement, dated as of December 20, 2002, between the Company and the Alion Science and Technology Corporation Employee Ownership, Savings and Investment Trust. (2)
10.27	Incremental Assumption Agreement and Amendment No. 2 dated as of March 11, 2011, by and among the Company, the lenders party thereto (the “Lenders”), Credit Suisse AG, Cayman Islands Branch, as administrative agent (in such capacity, the “Administrative Agent”), Alion – CATI Corporation, Alion – METI Corporation, Alion – JJMA Corporation, Alion – BMH Corporation, Washington Consulting, Inc., Alion – MA&D Corporation, Alion – IPS Corporation, Alion Canada (US) Corporation, and Washington Consulting Government Services, Inc., related to the Credit Agreement and incorporating by reference therein the Amended and Restated Credit Agreement. (16)
10.28	Amended and Restated Credit Agreement dated as of March 11, 2011 by and among the Company, the Lenders as defined in Article I of the Amended and Restated Credit Agreement and Credit Suisse AG, Cayman Islands Branch, as administrative agent (in such capacity, including any successor thereto, the “Administrative Agent”) for the Lenders. (16)
10.29	Agreement and Amendment No. 3 dated as of August 2, 2011, by and among the Company, the lenders party thereto (the “Lenders”), Credit Suisse AG, Cayman Islands Branch, as administrative agent (in such capacity, the “Administrative Agent”), Alion – CATI Corporation, Alion – METI Corporation, Alion – JJMA Corporation, Alion – BMH Corporation, Washington Consulting, Inc., Alion – MA&D Corporation, Alion – IPS Corporation, Alion Canada (US) Corporation, and Washington Consulting Government Services, Inc., related to the Credit Agreement. (17)
10.30	Agreement and Amendment No. 4 dated as of December 3, 2012, by and among the Company, the lenders party thereto (the “Lenders”), Credit Suisse AG, Cayman Islands Branch, as administrative agent (in such capacity, the “Administrative Agent”), Alion – CATI Corporation, Alion – METI Corporation, Alion – JJMA Corporation, Alion – BMH Corporation, Washington Consulting, Inc., Alion – MA&D Corporation, Alion – IPS Corporation, Alion Canada (US) Corporation, and Washington Consulting Government Services, Inc., related to the Credit Agreement. (a)
10.31	Agreement and Amendment No. 5 dated as of December 12, 2013, by and among the Company, the lenders party thereto (the “Lenders”), Credit Suisse AG, Cayman Islands Branch, as administrative agent (in such capacity, the “Administrative Agent”), Alion – CATI Corporation, Alion – METI Corporation, Alion – JJMA Corporation, Alion – BMH Corporation, Washington Consulting, Inc., Alion – MA&D Corporation, Alion – IPS Corporation, Alion Canada (US) Corporation, and Washington Consulting Government Services, Inc., related to the Credit Agreement. (a)
10.32

Amendment No. 1 to Agreement and Amendment No. 5 dated as of December 23, 2013, by and among the Company, the lenders party thereto (the “Lenders”), Credit Suisse AG, Cayman Islands Branch, as administrative agent (in such capacity, the “Administrative Agent”), Alion – CATI Corporation, Alion – METI Corporation, Alion – JJMA Corporation, Alion – BMH Corporation, Washington Consulting, Inc., Alion – MA&D Corporation, Alion – IPS Corporation, Alion Canada (US) Corporation, and Washington Consulting Government Services, Inc., related to the Credit Agreement. (a)

12	Computation of Ratios (a)
21	Subsidiaries of Alion Science and Technology Corporation (a)
31.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.(a)
31.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. (a)
32.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (a)
32.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(a)
101.INS+	XBRL Instance Document.
101.SCH+	XBRL Taxonomy Extension Schema Document.
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on December 21, 2012.
(2)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on March 25, 2010.
(3)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on February 8, 2007.
(4)	Incorporated by reference from the Company’s Form 10-Q filed with the SEC on May 14, 2013.
(5)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on October 2, 2013.
(6)	Incorporated by reference from the Company’s Form S-4 (8-K) filed with the SEC on June 21, 2007.
(7)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on July 20, 2007.
(8)	Incorporated by reference from the Company’s Form 10-K filed with the SEC on December 28, 2007.
(9)	Incorporated by reference from the Company’s Form 10-K filed with the SEC on December 20, 2011.
(10)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on June 6, 2012.
(11)	Incorporated by reference from the Company’s Form 10-Q filed with the SEC on August 8, 2013.
(12)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on September 11, 2013
(13)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on December 23, 2008.
(14)	Incorporated by reference from the Company’s Form 10-Q filed with the SEC on May 14, 2010.
(15)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on March 3, 2010.
(16)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on March 16, 2011.
(17)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on August 8, 2011.

(*)	Denotes management contract and/or compensatory plan/arrangement.
(a)	Filed with this Form 10-K for fiscal year 2013.
+	As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALION SCIENCE AND TECHNOLOGY CORPORATION
(Registrant)
Date: December 23, 2013
	By:	/s/ BAHMAN ATEFI
Bahman Atefi
Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bahman Atefi Bahman Atefi	Chairman, Chief Executive Officer and Director	December 23, 2013

/s/ Barry M. Broadus Barry M. Broadus	Senior Vice President and Chief Financial Officer	December 23, 2013

/s/ Jeffrey L. Boyers Jeffrey L. Boyers	Senior Vice President and Principal Accounting Officer	December 23, 2013

/s/ Edward C. Aldridge, Jr. Edward C. (Pete) Aldridge, Jr.	Director	December 23, 2013

/s/ Leslie L. Armitage Leslie Armitage	Director	December 20, 2013

Lewis Collens	Director

/s/ Harold W. Gehman, Jr. Harold Gehman	Director	December 20, 2013

/s/ Michael V. Hayden Michael V. Hayden	Director	December 21, 2013

/s/ George A. Joulwan George A. Joulwan	Director	December 20, 2013

/s/ Michael E. Ryan Michael E. Ryan	Director	December 20, 2013

/s/ David J. Vitale David J. Vitale	Director	December 20, 2013

Exhibit Index

Exhibit No.	Description

4.4	First Amendment to Amended and Restated Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.

10.30	Agreement and Amendment No. 4 dated as of December 3, 2012, by and among the Company, the lenders party thereto (the “Lenders”), Credit Suisse AG, Cayman Islands Branch, as administrative agent (in such capacity, the “Administrative Agent”), Alion – CATI Corporation, Alion – METI Corporation, Alion – JJMA Corporation, Alion – BMH Corporation, Washington Consulting, Inc., Alion – MA&D Corporation, Alion – IPS Corporation, Alion Canada (US) Corporation, and Washington Consulting Government Services, Inc., related to the Credit Agreement.

10.31	Agreement and Amendment No. 5 dated as of December 12, 2013, by and among the Company, the lenders party thereto (the “Lenders”), Credit Suisse AG, Cayman Islands Branch, as administrative agent (in such capacity, the “Administrative Agent”), Alion – CATI Corporation, Alion – METI Corporation, Alion – JJMA Corporation, Alion – BMH Corporation, Washington Consulting, Inc., Alion – MA&D Corporation, Alion – IPS Corporation, Alion Canada (US) Corporation, and Washington Consulting Government Services, Inc., related to the Credit Agreement.

10.32	Amendment No. 1 to Agreement and Amendment No. 5 dated as of December 23, 2013, by and among the Company, the lenders party thereto (the “Lenders”), Credit Suisse AG, Cayman Islands Branch, as administrative agent (in such capacity, the “Administrative Agent”), Alion – CATI Corporation, Alion – METI Corporation, Alion – JJMA Corporation, Alion – BMH Corporation, Washington Consulting, Inc., Alion – MA&D Corporation, Alion – IPS Corporation, Alion Canada (US) Corporation, and Washington Consulting Government Services, Inc., related to the Credit Agreement. (a)

12	Computation of Ratios

21	Subsidiaries of Alion Science and Technology Corporation

31.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

+	As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act