Form 10-Q
period 2013-12-31
ALION SCIENCE & TECHNOLOGY CORP
filed 2014-02-14
CIK 1166568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2013

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

February 14, 2013 was: Common Stock 7,641,493

ALION SCIENCE AND TECHNOLOGY CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2013

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ALION SCIENCE AND TECHNOLOGY CORPORATION

Condensed Consolidated Balance Sheets (unaudited)

As of December 31, 2013 and September 30, 2013

	December 31,	September 30,
	2013	2013
	(In thousands, except share and per share information)
Current assets:
Cash and cash equivalents	$4,687	$25,613
Accounts receivable, net	168,963	172,604
Receivable due from ESOP Trust	—	930
Prepaid expenses and other current assets	5,648	4,483

Total current assets	179,298	203,630
Property, plant and equipment, net	9,070	9,668
Intangible assets, net	1,735	2,040
Goodwill	398,921	398,921
Other assets	10,368	10,367

Total assets	$599,392	$624,626

Current liabilities:

Interest payable	$15,590	$17,758
Secured Notes	326,313	—
Trade accounts payable	59,536	61,622
Accrued liabilities	36,909	39,393
Accrued payroll and related liabilities	31,733	37,954
Billings in excess of revenue earned	4,562	4,334

Total current liabilities	474,643	161,061
Secured Notes	—	322,286
Unsecured Notes	234,038	233,832
Accrued compensation and benefits, excluding current portion	5,998	5,736
Non-current portion of lease obligations	12,540	12,821
Deferred income taxes	59,873	58,130
Commitments and contingencies
Redeemable common stock, $0.01 par value, 20,000,000 shares authorized; 7,641,493 shares issued and outstanding at December 31, 2013; 7,641,391 shares issued and outstanding at September 30, 2013	61,896	61,895
Common stock warrants	20,785	20,785
Accumulated other comprehensive loss	130	130
Accumulated deficit	(270,511)	(252,050)

Total liabilities, redeemable common stock and accumulated deficit	$599,392	$624,626

See accompanying notes to unaudited condensed consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three Months Ended
	December 31,
	2013	2012
	(In thousands, except share and per share information)

Contract revenue	$185,380	$204,329
Direct contract expense	145,275	160,635

Gross profit	40,105	43,694

Operating expenses	18,864	22,250
General and administrative	18,993	11,804

Operating income	2,248	9,640
Other income (expense):
Interest income	11	17
Interest expense	(18,948)	(18,919)
Other	(28)	(15)

Total other expense	(18,965)	(18,917)
Loss before taxes	(16,717)	(9,277)
Income tax expense	(1,745)	(1,744)

Net loss	$(18,462)	$(11,021)

Basic and diluted loss per share	$(2.41)	$(1.64)

Basic and weighted average common shares outstanding	7,659,817	6,726,417

Net loss	$(18,462)	$(11,021)
Other comprehensive income:
Postretirement actuarial gains	—	—

Comprehensive loss	$(18,462)	$(11,021)

ALION SCIENCE AND TECHNOLOGY CORPORATION

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
	December 31,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net loss	$(18,462)	$(11,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,307	2,491
Bad debt expense	250	—
Paid-in-kind interest	1,660	1,626
Amortization of debt issuance costs	2,694	2,656
Incentive and stock-based compensation	805	752
Deferred income taxes	1,744	1,744
Other gains	90	4
Changes in assets and liabilities:
Accounts receivable	3,391	(3,166)
Other assets	(759)	(189)
Trade accounts payable	(2,085)	15,087
Accrued liabilities	(8,317)	(15,063)
Interest payable	(2,168)	(1,545)
Other liabilities	(53)	307

Net cash used in operating activities	(19,903)	(6,317)
Cash flows from investing activities:
Capital expenditures	(273)	(603)

Net cash used in investing activities	(273)	(603)
Cash flows from financing activities:
Payment of debt issue costs	(750)	—
Revolver borrowings	10,000	—
Revolver repayments	(10,000)	—
Redeemable common stock purchased from ESOP Trust	(934)	(1,975)
Redeemable common stock sold to ESOP Trust	934	1,129

Net cash used in financing activities	(750)	(846)
Net decrease in cash and cash equivalents	(20,926)	(7,766)
Cash and cash equivalents at beginning of period	25,613	27,227

Cash and cash equivalents at end of period	$4,687	$19,461

Supplemental disclosure of cash flow information:
Cash paid for interest	$16,746	$16,164
Cash paid for taxes	—	—
Non-cash investing and financing activities:
Paid-in-kind notes issued	$3,298	$3,234

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

Alion was formed as a for-profit S Corporation in October 2001, to purchase substantially all of the assets and certain liabilities of IIT Research Institute (IITRI), a not-for-profit corporation controlled by the Illinois Institute of Technology (IIT). In December 2002, Alion acquired substantially all of IITRI’s assets and liabilities except its Life Sciences Operation, for $127.3 million. Prior to that, the Company’s activities were organizational in nature. In 2010, the Company became a C corporation when it ceased to qualify as an S corporation.

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

In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments and reclassifications that are necessary for fair presentation of the periods presented. The results for the three months ended December 31, 2013 are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K for the year ended September 30, 2013.

Going Concern Assumption

The accompanying financial statements are prepared on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Alion has a history of losses that has resulted, in part, in the Company not having the means to repay the principal associated with our Secured and Unsecured Notes as they come due on November 1, 2014 and February 1, 2015, respectively. In the first quarter of fiscal 2014, our Secured Notes were reclassified to current liabilities based on their November 1, 2014 maturity. Our Unsecured Notes will be reclassified to current liabilities in the second quarter of fiscal 2014.

Our liabilities exceed our assets which makes refinancing our debt more difficult and expensive. Operating cash flow is insufficient to repay the Secured and Unsecured Notes at maturity, which raises substantial doubt as to the Company’s ability to continue as a going concern.

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

Our Credit Agreement financial statement covenant requires an audit opinion without a “going concern” explanatory note or any similar qualification or exception and without any qualification or exception as to the scope of such audit. In anticipation of receiving an audit opinion including a “going concern” explanatory note, in December 2013 Alion and its Credit Agreement lenders agreed to waive this financial covenant. The Company paid no fee for this waiver.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Management is actively engaged in efforts to refinance, retire or amend Alion’s existing debt agreements. On December 24, 2013, we executed a Refinancing Support Agreement with the holders of a majority of our outstanding Unsecured Notes regarding potential transactions to refinance our outstanding indebtedness. Management can provide no assurance that Alion will be able to conclude a refinancing of its Unsecured Notes or that additional financing will be available to retire or replace the Secured Notes, and if available, that terms of any transaction would be favorable.

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Intangible Assets

Alion amortizes intangible assets as it consumes economic benefits over estimated useful lives. As of December 31, 2013, the Company had approximately $1.7 million in net intangible assets, including contracts purchased in the JJMA acquisition and purchased software licenses. The JJMA contract portfolio has a remaining useful life of approximately 1.5 years.

Redeemable Common Stock

There is no public market for Alion’s redeemable common stock and therefore no observable price for its equity, individually or in the aggregate. The Employee Stock Ownership Plan (ESOP) Trust holds all the Company’s outstanding common stock. Under certain circumstances, ESOP beneficiaries can require the ESOP Trust to distribute the value of their beneficial interests. The Internal Revenue Code (IRC) and the Employee Retirement Income Security Act (ERISA) require the Company to offer ESOP participants who receive Alion common stock a liquidity put right. The put right requires the Company to purchase distributed shares at their then- current fair market value at any time during two put option periods. Common stock distributed by the ESOP Trust is subject to a right of first refusal. Prior to any subsequent transfer, shares must first be offered to the Company and then to the ESOP Trust. Eventual redemption of shares of Alion common stock as a result of distributions is outside the Company’s control. Therefore, Alion classifies its outstanding shares of redeemable common stock as other than permanent equity.

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

Alion records changes in the reported value of its outstanding common stock through an offsetting charge or credit to accumulated deficit. The Company recognizes changes in the fair value of its redeemable common stock on March 31 and September 30 each year. The accumulated deficit at December 31, 2013, included a $67.5 million cumulative benefit for changes in share price which reduced the Company’s aggregate share redemption obligation. Outstanding redeemable common stock had an aggregate fair value of approximately $61.9 million as of December 31, 2013.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk

Alion is subject to credit risk for its cash equivalents and accounts receivable. The Company believes the high credit quality of its cash equivalent investments limits its credit risk with respect to such investments. Alion believes its concentration of credit risk with respect to accounts receivable is limited as the receivables are principally due from the federal government. Approximately 21% of the Company’s receivables are due from commercial customers including other prime contractors.

Fair Value of Financial Instruments

Alion is required to disclose the fair value of its financial instruments but is not required to record its senior long-term debt at fair value. See Note 10 for a discussion of Alion’s current and long-term debt and Note 11 for the related fair value disclosures. The fair value of cash, cash equivalents, accounts payable and accounts receivable does not differ materially from carrying value because of the short maturity of those instruments.

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

In September 2013, Alion amended the Plan to delay transfer to the Company of employee contributions for investment in the ESOP component of the Plan and to delay the Company’s contribution to the Plan for the six months ended September 30, 2013. The September 2013 amendment permitted delaying the valuation of Alion’s common stock until the due date (including extensions) for filing the Company’s federal tax return for the current fiscal year. The Company believes the Plan and the ESOP Trust have been designed and are being operated in compliance with applicable IRC requirements.

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

The ESOP Trust owns all of Alion’s issued and outstanding common stock, for the benefit of current and former employee participants in the Alion KSOP. Participants and beneficiaries are entitled to a distribution of the fair value of their vested ESOP account balance upon death, disability, retirement or termination of employment. The Plan permits distributions to be paid over a five year period commencing the first ESOP valuation after a participant’s retirement at age 65, death or disability. Alion can delay distributions to other terminating participants for six years before commencing payment over a subsequent five year period. The Company intends to pay distribution requests in annual installments and defer initial payments as permitted.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Consistent with its duty of independence from Alion management and its fiduciary responsibilities, the ESOP Trustee retains an independent third party valuation firm to assist it in determining the fair market value (share price) at which the Trustee may acquire or dispose of investments in Alion common stock. The September 30, 2013 valuation occurred on its normal schedule.

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

(6)	Accounts Receivable

Accounts receivable at December 31, 2013 and September 30, 2013 consisted of the following:

	December 31, 2013	September 30, 2013
	(In thousands)
Billed receivables and amounts billable as of the balance sheet date	$104,581	$102,211
Unbilled receivables:
Amounts billable after the balance sheet date	28,107	36,693
Revenues recorded in excess of milestone billings on fixed price contracts	3,825	3,289
Revenues recorded in excess of estimated contract value or funding	17,803	14,605
Retainages and other amounts billable upon contract completion	18,635	19,557
Allowance for doubtful accounts	(3,988)	(3,751)

Total Accounts Receivable	$168,963	$172,604

Billed accounts receivable include invoices issued to customers for services performed as of the balance sheet date. Unbilled accounts receivable represent revenue recognized as of the balance sheet date for which Alion has yet to issue invoices to customers. Amounts that are currently billable are expected to be invoiced to customers within the next twelve months. Fixed-price contract revenue in excess of milestone billings is not yet contractually billable. Revenue in excess of contract value or funding is billable when Alion receives contract amendments or modifications. Approximately $135.8 million (79%) and $137.5 million (78%) of contract receivables at December 31, 2013 and September 30, 2013 were from federal government prime contracts.

At December 31, 2013, Alion recognized $68.4 million in revenue in excess of billings on uncompleted contracts including approximately $17.8 million for customer-requested work for which the Company had not received contracts or contract modifications. At September 30, 2013, Alion had recognized $74.1 million in revenue in excess of billings on uncompleted contracts including approximately $14.6 million for customer-requested work for which the Company had not received contracts or contract modifications.

Retainages and other unbilled amounts are billable upon contract completion or completion of DCAA audits. In keeping with industry practice, Alion classifies all contract-related accounts receivable as current assets based on contractual operating cycles which frequently exceed one year. Except for $18.6 million at December 31, 2013, the Company expects to invoice and collect unbilled receivables within the next twelve months.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(7)	Property, Plant and Equipment

	December 31, 2013	September 30, 2013
	(In thousands)
Leasehold improvements	$12,603	$12,984
Equipment and software	35,314	35,203

Total cost	47,917	48,187
Less: accumulated depreciation and amortization	(38,847)	(38,519)

Net Property, Plant and Equipment	$9,070	$9,668

Depreciation for fixed assets and leasehold amortization expense was approximately $778 thousand and $788 thousand for the quarters ended December 31, 2013 and 2012.

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

Management identifies reporting units as “sectors” which in turn include lower level business units identified as “groups” consisting of still lower level “operations.” For each business combination, management assigned the goodwill arising from acquisitions to the reporting unit or units expected to benefit from the synergies of that business combination. Coincident with its goodwill determination and purchase price allocation, management assigned assets acquired to reporting units based on the unit or units anticipated to utilize such assets. Management did not allocate to reporting units the liabilities arising from business combinations. Alion’s reporting units are the Engineering and Integration Solutions Sector (EISS) and the Technology, Engineering and Operational Solutions Sector (TEOSS). Management assigned $197.0 million in goodwill to EISS and $201.9 million in goodwill to TEOSS.

In 2013, TEOSS had $477 million in contract revenue and EISS had $371 million in contract revenue. Total contract revenue for all reporting units does not equal Alion’s total reported revenue because reporting unit contract revenue does not include $292 thousand in inter-company eliminations, discounts, and GSA industrial funding fees which the Company does not track by reporting unit.

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

The Company performs its own independent analysis to determine whether goodwill is potentially impaired. Management performs a discounted cash flow analysis to determine the fair value of each reporting unit. The Company

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

compares the aggregated fair value per the discounted cash flow model to the fair value indicated by the market multiples used in the stock valuation. Management independently determines the rates and assumptions it uses to: perform its goodwill impairment analysis; assess the probability of future contracts and revenue; and evaluate the recoverability of goodwill. At September 30, 2013, executed contract backlog was approximately 2.6 times trailing twelve month revenue.

Alion’s cash flow analysis depends on several significant management inputs and assumptions. Management uses observable inputs, rates and assumptions generally consistent with those used by the independent third party to prepare the valuation report for the ESOP Trustee. However, management’s sensitivity analyses also incorporated a more conservative range of growth assumptions in addition to assumptions generally consistent with those used by the independent third party to prepare the valuation report for the ESOP Trust. These sensitivity analyses are designed to stress management’s best estimate of the Company’s financial forecast for purposes of understanding whether a reasonable decline in growth would cause the associated expected discounted cash flows to fall below the reporting units’ carrying value. Management’s cash flow analysis includes the following significant inputs and assumptions: estimated future revenue and revenue growth; estimated future operating margins and EBITDA; observable market multiples for comparable companies; and a discount rate management believes is consistent with a market-based weighted average cost of capital. Management includes EBITDA in its analysis in order to use publicly available valuation data.

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

Management determined that, on an enterprise value basis, Alion’s reporting units have positive carrying value. In reviewing its discounted cash flow analysis prepared for testing goodwill for potential impairment, management considered macroeconomic and other conditions such as:

•	the deterioration in general economic conditions arising from federal budget deficits;

•	Industry and market concerns about the effects of sequestration and federal budget deficits on future Department of Defense procurement actions;

•	Alion’s credit rating and its potential for limiting future access to capital;

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•	An increase in market risks

•	A higher discount rate for valuing estimated future cash flows;

•	A decline in market-dependent multiples and metrics in both absolute terms and for Alion relative to its peers;

•	Alion’s fiscal 2013 sales increase; and

•	Alion’s success in obtaining $840 million of additional customer contract funding and new contracts from April through September 30, 2013.

Alion completed its most recent goodwill impairment analysis in the fourth quarter of fiscal year 2013 and concluded no goodwill impairment existed as of September 30, 2013. Management determined the totality of events and circumstances would not have supported a decision to roll forward its prior year goodwill impairment analysis and avoid performing a step one goodwill impairment analysis. Management chose to perform a step one analysis which supported a comparable enterprise value for Alion as of September 30, 2013 compared to September 30, 2012. September 30, 2013 estimated discounted future cash flows decreased less than 1.0% compared to September 30, 2012. The estimated fair value of Alion’s outstanding debt increased approximately 10 percent from September 30, 2012 to September 30, 2013. This was due to shortening maturities and a higher outstanding balance for secured debt and notwithstanding fiscal 2013 unsecured debt redemptions. As a result of changes in Alion’s estimated enterprise fair value and the increased value of Alion’s outstanding debt, the estimated fair value of Alion’s outstanding redeemable common stock declined approximately 50% from September 30, 2012 to September 30, 2013.

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

Intangible assets consist primarily of contracts acquired through the Anteon and JJMA transactions. The table below shows intangible assets as of December 31, 2013 and September 30, 2013.

	December 31, 2013			September 30, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Purchased contracts	$111,635	$(110,015)	$1,620	$111,635	$(109,795)	$1,840
Internal use software and engineering designs	3,182	(3,067)	115	3,182	(2,982)	200

Total	$114,817	$(113,082)	$1,735	$114,817	$(112,777)	$2,040

The weighted-average remaining amortization period of intangible assets was approximately 18 months at December 31, 2013 and September 30, 2013. Amortization expense was approximately $305 thousand and $1.5 million for the quarters ended December 31, 2013 and 2012. Estimated aggregate amortization expense for the next five years and thereafter is as follows.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

2014 (for the remainder of the fiscal year)	$773
2015	737
2016	141
2017	51
2018	33
2019	—
Thereafter	—

$1,735

(10)	Current and Long-term Debt

Alion’s existing debt structure includes a $35 million revolving credit facility (current debt), $235 million in Unsecured Notes (long-term debt) and $333.1 million in Secured Notes ($310 million in initial face value plus $23.1 million in paid in kind (PIK) interest notes issued) (current debt). The Company is in compliance with each of the affirmative, negative and financial covenants in its existing debt agreements as of December 31, 2013. In the first quarter of fiscal 2014, our Secured Notes were reclassified to current liabilities based on their November 1, 2014 maturity. Our Unsecured Notes will be reclassified to current liabilities in the second quarter of fiscal 2014. If, as of December 31, 2013, Alion had had any balance drawn under the Credit Agreement, that amount as well would have been classified as a current liability because the Credit Agreement expires on August 22, 2014.

Our Credit Agreement financial statement covenant requires an audit opinion without a “going concern” explanatory note or any similar qualification or exception and without any qualification or exception as to the scope of such audit. In December 2013 Alion and its Credit Agreement lenders agreed to waive this covenant for fiscal 2013 through and including February 21, 2014. The Company paid no fee for this waiver. Absent the waiver, the Company would not have been able to access its revolving credit facility. At the end of fiscal 2013, the Company had not drawn on the Credit Agreement revolving credit facility. At the date of the waiver, the Company had a balance drawn on the Credit Agreement revolving credit facility. Had the Credit Agreement lenders not granted the waiver, they would have had the right to demand the Company immediately repay any amounts outstanding under the revolving credit facility. The amount drawn on the Credit Agreement revolving credit facility was less than $30 million at the date of the waiver. Therefore, there was no potential cross default on the Company’s other outstanding indebtedness.

Current Debt - Credit Agreement

The Company can use its credit facility for working capital, permitted acquisitions and general corporate purposes. This includes up to $35.0 million in letters of credit and up to $5.0 million in short-term swing line loans. At December 31, 2013, the Company had $4.0 million in outstanding letters of credit and no balance actually drawn.

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

Other Fees and Expenses. Each quarter, Alion pays a commitment fee of 175 basis points per year on the prior quarter’s daily unused Credit Agreement balance. The Company paid approximately $125 thousand and $142 thousand in commitment fees for the three months ended December 31, 2013 and 2012. Alion pays letter-of-credit issuance and administrative fees, and up to a 25 basis point fronting fee and interest in arrears each quarter on all outstanding letters of credit. The interest rate is based on the Eurodollar loan rate which was 6.0% as of September 30, 2013. The Company also pays an annual agent’s fee.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Covenants. The Credit Agreement requires Alion to achieve minimum trailing twelve month Consolidated EBITDA levels which increased over the life of the agreement. The fiscal 2014 required minimum is $65.5 million through August 22, 2014.

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

Alion depends heavily on federal government contracts. Delays in the federal budget process, reduced federal spending, budget cuts, sequestration, government shut downs and fiscal and political uncertainties have affected in the future could adversely affect Alion’s revenue in fiscal 2014. Despite uncertainties in the government contracting professional services marketplace, particularly the prospect of further sequestration-related effects and/or Department of Defense programmatic and budgetary cuts, management believes Alion will be able to generate sufficient revenue and EBITDA over the remaining life of the Credit Agreement to enable Alion to comply with Credit Agreement financial and non-financial covenants.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

If Alion were unable to meet a Credit Agreement covenant because of a revenue shortfall or for any other reason, the Company could seek another covenant waiver or seek to negotiate a Credit Agreement amendment. Management can provide no assurance that Alion would be able to obtain a requested covenant waiver or amend the Credit Agreement on favorable terms.

Current Debt - Secured Notes

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

Covenants. As of December 31, 2013, Alion was in compliance with the covenants set forth in the Indenture governing its 12% Secured Notes (Secured Note Indenture). The Secured Note Indenture does not contain any financial covenants.

A Secured Note Indenture covenant restricts our ability to incur additional debt. Defined terms in the Secured Note Indenture include: Net Available Cash, Total Assets, Restricted Subsidiaries, Indebtedness, Adjusted EBITDA and Consolidated Interest Expense. Alion and its Restricted Subsidiaries may not issue, incur, assume, guarantee, or otherwise become liable for any debt unless our Adjusted EBITDA to Consolidated Interest Expense ratio is greater than 2.0 to 1.0. Adjusted EBITDA under the Secured Note Indenture differs from Consolidated EBITDA as defined in our Credit Agreement. Adjusted EBITDA is less than Consolidated EBITDA because it does not include employee investments in Alion common stock. Our Adjusted EBITDA to Consolidated Interest Expense ratio was 0.91 to 1.0 as of September 30, 2013 ($69.0 million in Adjusted EBITDA to $75.7 million in Consolidated Interest Expense). Our ratio was 0.89 to 1.0 as of December 31, 2013 ($67.7 million in Adjusted EBITDA to $75.7 million in Consolidated Interest Expense). Even if Adjusted EBITDA is not at least two times Consolidated Interest Expense, we may incur other permitted debt including:

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

Unsecured Notes

In February 2007, Alion issued and sold $250.0 million of its private 10.25% senior unsecured notes due February 1, 2015 (Unsecured Notes) to Credit Suisse, which informed the Company it had resold most of the notes to qualified institutional buyers. In June 2007, Alion exchanged the private Unsecured Notes for publicly tradable Unsecured Notes with the same terms. IPS, CATI, METI, JJMA, BMH, WCI, WCGS, MA&D and Alion International Corporation guarantee the Unsecured Notes. From time to time, Alion has repurchased some of its outstanding Unsecured Notes in open market transactions. Through December 31, 2013, the Company had repurchased $15 million worth of Unsecured Notes: $2 million in November 2010; $3 million in June 2011, $5 million in June 2013 and an additional $5 million in July 2013. The Company recognized a gain on debt extinguishment for each Secured Note repurchase. In fiscal 2013, the Company recognized a $3.9 million gain; there were no debt extinguishments in fiscal 2012. In 2011, the Company recognized a $939 thousand debt extinguishment gain.

Interest and Fees. The Unsecured Notes bear interest at 10.25% per year, payable semi-annually in arrears on February 1 and August 1. Alion pays interest to holders of record as of the immediately preceding January 15 and July 15. The Company must pay interest on overdue principal or interest at 11.25% per annum to the extent lawful.

Covenants. There are no financial covenants in the Unsecured Note Indenture. As of December 31, 2013, we were in compliance with Unsecured Note Indenture non-financial covenants.

A covenant in the Unsecured Note Indenture restricts our ability to incur additional debt. Defined terms in the Unsecured Note Indenture include: Net Available Cash, Total Assets, Restricted Subsidiaries, Indebtedness, Adjusted EBITDA and Consolidated Interest Expense. Alion and its Restricted Subsidiaries may not issue, incur, assume, guarantee, or otherwise become liable for any indebtedness unless our Adjusted EBITDA to Consolidated Interest Expense ratio is

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

greater than 2.0 to 1.0. Adjusted EBITDA under the Unsecured Note Indenture differs from Consolidated EBITDA as defined in our Credit Agreement. Adjusted EBITDA is less than Consolidated EBITDA because it does not include employee investments in Alion common stock. Our Adjusted EBITDA to Consolidated Interest Expense ratio was 0.91 to 1.0 as of September 30, 2013 ($69.0 million in Adjusted EBITDA to $75.7 million in Consolidated Interest Expense). Our ratio was 0.89 to 1.0 as of December 31, 2013 ($67.7 million in Adjusted EBITDA to $75.7 million in Consolidated Interest Expense). Even if Adjusted EBITDA is not at least two times Consolidated Interest Expense, we may incur other permitted debt including:

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

Optional Redemption. We may redeem all or a portion of the Unsecured Notes at par plus accrued and unpaid interest to the redemption date. Alion needs to refinance some if not all its senior debt prior to maturity in November 2014 and February 2015 when the Company will have to payout more than $600 million over a three-month period. We are uncertain if the Company will be able to refinance these obligations or if refinancing terms will be favorable.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2013	September 30, 2013
	(In thousands)
Secured Notes	$5,551	$13,741
Unsecured Notes	10,039	4,017

Total	$15,590	$17,758

As of December 31, 2013, Alion must make the following principal repayments (face value) for its outstanding debt. Unsecured Note face value exceeds carrying value and Secured Note face value exceeds carrying value. Carrying value includes debt issue costs which include the unamortized balances of: original issue discount; third-party debt issue expenses; and the initial fair value of common stock warrants issued in connection with the Secured Notes.

Future Payments by Fiscal Year:	2014	2015	Total

Secured Notes and PIK Interest(1)	$—	$339,788	$339,788
Unsecured Notes(2)	—	235,000	235,000

Total Principal Payments	$—	$574,788	$574,788

1.	The Secured Notes due November 2014 include $310 million of debt issued in March 2010 and an estimated $29.8 million in PIK interest added to principal over the life of the notes. As of December 31, 2013, the $326.3 million carrying value on the face of the balance sheet included $310 million in principal, $23.1 million in PIK notes issued; $1.1 million in accrued PIK interest and is net of $7.9 million in aggregate unamortized debt issue costs. Initial debt issue costs consist of $7.7 million in original issue discount, $13.5 million in third-party costs and $20.8 million for the Secured Note warrants’ initial fair value.
2.	As of December 31, 2013, the Unsecured Notes due February 2015 include $235 million in principal and approximately $1.0 million in unamortized debt issue costs (initially $7.1 million). Since issuing the Unsecured Notes, the Company has repurchased $15 million in principal.

(11)	Fair Value Measurement

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

	December 31, 2013		September 30, 2013
	(In thousands)
	Secured Notes	Unsecured Notes	Secured Notes	Unsecured Notes
Face value of original notes outstanding	$310,000	$235,000	$310,000	$235,000
PIK interest notes issued	23,086	—	19,788	—

Face value of outstanding notes	$333,086	$235,000	$329,788	$235,000
PIK interest notes to be issued	1,111	—	2,748	—

Face value of notes outstanding and notes to be issued	$334,197	$235,000	$332,536	$235,000
Less: unamortized debt issue costs	(7,883)	(962)	(10,250)	(1,168)

Carrying value	$326,314	$234,038	$322,286	$233,832

Fair value of outstanding notes	$339,681	$165,894	$335,295	$151,928

(12)	Secured Note Common Stock Warrants

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

The Secured Note warrants had an initial fair value of approximately $20.8 million based on Alion’s former share price of $34.50. Alion recognized the value of the warrants as part of the debt issue costs for the Secured Notes and recorded a corresponding credit to equity. The Company accounts for the Secured Note warrants as equity and reassesses this classification each reporting period. The Company identified no required changes in accounting treatment as of December 31, 2013.

(13)	Leases

Future minimum lease payments under non-cancelable operating leases for buildings, equipment and automobiles at December 31, 2013 are set out below. Alion subleases some excess capacity to subtenants under non-cancelable operating leases.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Lease Payments for Fiscal Years Ending	(In thousands)
2014 (for the remainder of fiscal year)	$19,497
2015	25,076
2016	21,183
2017	17,783
2018	14,931
2019	6,162
And thereafter	12,947

Gross lease payments	$117,579
Less: non-cancelable subtenant receipts	(1,593)

Net lease payments	$115,986

Composition of Total Rent Expense

	Three Months Ended December 31,
	2013	2012
	(In thousands)
Minimum rentals	$5,515	$5,301
Less: Sublease rental income	(143)	(104)

Total rent expense, net	$5,372	$5,197

(14)	ESOP Expense

Alion makes 401(k) matching contributions in shares of its common stock. The Company matches the first 3% and one-half of the next 2% of eligible employee salary deferrals by contributing shares of Alion common stock to the ESOP Trust on March 31 and September 30 each year. The Company also makes profit sharing contributions of Alion common stock to the ESOP Trust on the same dates.

Based on the value of common stock contributed and to be contributed to the Plan, Alion recognized $3.6 million and $3.4 million in Plan expense for the three months ended December 31, 2013 and 2012.

In September 2013, Alion amended the ESOP to permit Alion to delay the Company’s contribution to the Plan for the six months ended September 30, 2013 and to delay transfer to the Company of employee contributions for investment in the ESOP component of the Plan. The Company made its September 30 contribution on the same schedule as it has done in the past. In December 2013, the ESOP Trust used employee funds to purchase approximately $930 thousand of Alion common stock at the September 30, 2013 price of $8.10 per share.

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

Alion recognizes long term incentive compensation expense based on outstanding grants’ stated values, estimated probability of achieving stated goals and estimated probable future grant values. The Company recognized $804 thousand and $742 thousand in incentive compensation expense for the quarters ended December 31, 2013 and 2012.

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

The chief executive officer may award SARs as he deems appropriate. Awards vest ratably over four years with payment following the grant date fifth anniversary. Grants with no intrinsic value expire on their year-five payment date. The SAR Plan permits accelerated vesting in the event of death, disability or a change in control of the Company. Approximately 587 thousand SARs were outstanding at December 31, 2013, at a weighted average grant date fair value of $22.52 per share. No outstanding grant has any intrinsic value.

In June 2013, the Company amended and restated its Phantom Stock Plan and its Performance Shares and Retention Phantom Stock Plan. No grants are outstanding under either of these plans.

Alion recognized no stock-based compensation expense for the three months ended December 31, 2013 and $10 thousand in stock based compensation expense for the three months ended December 31, 2012.

The Company uses a Black-Scholes-Merton option pricing model based on the fair market value of a share of its common stock to recognize stock-based compensation expense. There is no established public trading market for Alion’s common stock. The ESOP Trust owns all outstanding common stock. Alion does not expect to pay any dividends on its common stock and intends to retain future earnings, if any, for operating its business.

(17)	Income Taxes

Deferred Taxes

Alion is subject to income taxes in the U.S., various states, India and Canada. Tax statutes and regulations within each jurisdiction are subject to interpretation requiring management to apply significant judgment. Alion recorded $1.7 million in goodwill-related deferred tax expense and liabilities for the three months ended December 31, 2013 and 2012. The Company recognized $2 thousand in current tax expense for its Indian subsidiary for the three months ended December 2013 and no current tax expense for the three months ended December 31, 2012.

The Company expects to be able to use existing and anticipated net operating losses (NOL) to offset taxes that may become due in the future if Alion has future taxable income. Even though Alion recorded a full valuation allowance for all deferred tax assets, the Company does not expect to pay any domestic income taxes for the foreseeable future and minimal foreign income taxes for its operations in India. Alion’s ability to utilize NOL tax benefits will depend upon how much future taxable income it has and may be limited under certain circumstances. Alion does not have any NOL tax benefits it can carry back to prior years.

The Company’s effective tax rate for the three months ended December 31, 2013 was -10.4% and -18.8% for the three months ended December 31, 2012. As of December 31, 2013 and September 30, 2013 the net deferred tax liability was:

	December 31, 2013	September 30, 2013
	(In thousands)
Current deferred tax asset	$7,355	$9,228
Noncurrent deferred tax asset	98,007	87,812
Valuation allowance	(105,362)	(97,040)
Noncurrent deferred tax liability	(59,873)	(58,130)

Net deferred tax liability	$(59,873)	$(58,130)

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

U.S. government customers typically exercise independent contracting authority. U.S. government agencies, department offices or divisions may use Alion’s services as a separate customer directly, or through a prime contractor, if they have independent decision-making and contracting authority within their organization. U.S. government prime contracts accounted for approximately 87% and 89% of total contract revenue for the three months ended December 31, 2013, and 2012.

(19)	Commitments and Contingencies

Government Audits

Federal government cost-reimbursement contract revenues and expenses in the unaudited condensed consolidated financial statements are subject to DCAA audit and possible adjustment. Alion is a major contractor and DCAA maintains an office on site to perform various audits throughout the year. The Company has settled indirect rates through 2005 based on completed DCAA audits. All subsequent years are open. We are disputing the government’s claim for penalties and interest for 2005. It is our position that the statute of limitations has expired on any government contractual claims, including any claims for penalties and interest, on our 2005 indirect rate proposal. Alion has recorded federal government contract revenue based on amounts it expects to realize upon final settlement.

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

The following information presents unaudited condensed consolidating balance sheets as of December 31, 2013 and September 30, 2013; unaudited condensed consolidating statements of operations and comprehensive loss for the three month period ended December 31, 2013 and 2012; and unaudited condensed consolidating statements of cash flows for the three months ended December 31, 2013 and 2012 of Alion, its guarantor subsidiaries and its non-guarantor subsidiaries. Investments include Alion’s investments in its subsidiaries presented using the equity method of accounting.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet as of December 31, 2013 (unaudited)

	Parent	Guarantor Companies	Non- Guarantor Companies	Eliminations	Consolidated
	(In thousands)
Current assets:
Cash and cash equivalents	$4,670	$(10)	$27	$—	$4,687
Accounts receivable, net	166,283	2,038	642	—	168,963
Prepaid expenses and other current assets	5,587	36	25	—	5,648

Total current assets	176,540	2,064	694	—	179,298
Property, plant and equipment, net	8,552	515	3	—	9,070
Intangible assets, net	1,735	—	—	—	1,735
Goodwill	398,921	—	—	—	398,921
Investment in subsidiaries	28,710	—	—	(28,710)	—
Intercompany receivables	1,963	28,536	—	(30,499)	—
Other assets	10,364	—	4	—	10,368

Total assets	$626,785	$31,115	$701	$(59,209)	$599,392

Current liabilities:
Interest payable	$15,590	$—	$—	$—	$15,590
Secured notes	326,313	—	—	—	326,313
Trade accounts payable	59,465	40	31	—	59,536
Accrued liabilities	36,710	96	103	—	36,909
Accrued payroll and related liabilities	31,399	303	31	—	31,733
Billings in excess of revenue earned	4,452	110	—	—	4,562

Total current liabilities	473,929	549	165	—	474,643
Intercompany payables	28,537	—	1,962	(30,499)	—
Unsecured notes	234,038	—	—	—	234,038
Accrued compensation and benefits, excluding current portion	5,998	—	—	—	5,998
Non-current portion of lease obligations	12,110	430	—	—	12,540
Deferred income taxes	59,873	—	—	—	59,873
Commitments and contingencies
Redeemable common stock	61,896	—	—	—	61,896
Common stock warrants	20,785	—	—	—	20,785
Common stock of subsidiaries	—	4,084	9	(4,093)	—
Accumulated other comprehensive loss	130	—	—	—	130
Accumulated deficit	(270,511)	26,052	(1,435)	(24,617)	(270,511)

Total liabilities, redeemable common stock and accumulated deficit	$626,785	$31,115	$701	$(59,209)	$599,392

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet as of September 30, 2013 (unaudited)

	Parent	Guarantor	Non- Guarantor Companies	Eliminations	Consolidated
	(In thousands)
Current assets:
Cash and cash equivalents	$25,617	$(24)	$20	$—	$25,613
Accounts receivable, net	169,304	2,735	565	—	172,604
Receivable due from ESOP Trust	930	—	—	—	930
Prepaid expenses and other current assets	4,449	188	(154)	—	4,483

Total current assets	200,300	2,899	431	—	203,630
Property, plant and equipment, net	9,139	525	4	—	9,668
Intangible assets, net	2,040	—	—	—	2,040
Goodwill	398,921	—	—	—	398,921
Investment in subsidiaries	28,420	—	—	(28,420)	—
Intercompany receivables	1,906	27,828	—	(29,734)	—
Other assets	10,363	—	4	—	10,367

Total assets	$651,089	$31,252	$439	$(58,154)	$624,626

Current liabilities:
Interest payable	$17,758	$—	$—	$—	$17,758
Trade accounts payable	61,563	58	1	—	61,622
Accrued liabilities	39,169	144	80	—	39,393
Accrued payroll and related liabilities	37,404	517	33	—	37,954
Billings in excess of costs revenue earned	4,250	84	—	—	4,334

Total current liabilities	160,144	803	114	—	161,061
Intercompany payables	27,826	153	1,754	(29,733)	—
Secured Notes	322,286	—	—	—	322,286
Unsecured Notes	233,832	—	—	—	233,832
Accrued compensation and benefits, excluding current portion	5,736	—	—	—	5,736
Non-current portion of lease obligations	12,374	447	—	—	12,821
Deferred income taxes	58,130	—	—	—	58,130
Redeemable common stock	61,895	—	—	—	61,895
Common stock of subsidiaries	—	4,084	9	(4,093)	—
Commitments and contingencies
Common stock warrants	20,785	—	—	—	20,785
Accumulated other comprehensive loss	130	—	—	—	130
Accumulated surplus (deficit)	(252,049)	25,765	(1,438)	(24,328)	(252,050)

Total liabilities, redeemable common stock and accumulated deficit	$651,089	$31,252	$439	$(58,154)	$624,626

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations and Comprehensive Loss for the Three Months Ended December 31, 2013 (unaudited)

	Parent	Guarantor Companies	Non- Guarantor Companies	Eliminations	Consolidated
	(In thousands)
Contract revenue	$183,384	1,771	225	—	$185,380
Direct contract expense	144,060	1,091	124	—	145,275

Gross profit	39,324	680	101	—	40,105

Operating expenses	18,385	392	87		18,864
General and administrative	18,983	1	9	—	18,993

Operating income	1,956	287	5	—	2,248
Other income (expense):
Interest income	11	—	—	—	11
Interest expense	(18,948)	—	—	—	(18,948)
Other	(28)		—	—	(28)
Equity in net income (loss) of subsidiaries	292		—	(292)	—

Total other expenses	(18,673)	—	—	(292)	(18,965)

(Loss) income before taxes	(16,717)	287	5	(292)	(16,717)
Income tax expense	(1,745)	—	—	—	(1,745)

Net loss	$(18,462)	$287	$5	$(292)	$(18,462)

Other comprehensive income
Postretirement actuarial gains	—	—	—	—	—

Comprehensive income (loss)	$(18,462)	$287	$5	$(292)	$(18,462)

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations and Comprehensive Loss for the Three Months Ended December 31, 2012 (unaudited)

	Parent	Guarantor Companies	Non- Guarantor Companies	Eliminations	Consolidated
	(In thousands)
Contract revenue	$202,057	$2,218	$54	$—	$204,329
Direct contract expense	159,162	1,337	136	—	160,635

Gross profit	42,895	881	(82)	—	43,694

Operating expenses	21,621	560	69	—	22,250
General and administrative	11,734	49	21	—	11,804

Operating income (loss)	9,540	272	(172)	—	9,640
Other income (expense):
Interest income	17	—	—	—	17
Interest expense	(18,919)	—	—	—	(18,919)
Other	(15)	—	—	—	(15)
Equity in net income of subsidiaries	100	—	—	(100)	—

Total other (expense) income	(18,817)	—	—	(100)	(18,917)

(Loss) income before taxes	(9,277)	272	(172)	(100)	(9,277)
Income tax expense	(1,744)	—	—	—	(1,744)

Net income (loss)	$(11,021)	$272	$(172)	$(100)	$(11,021)

Other comprehensive income:
Postretirement actuarial gains	—	—	—	—	—

Comprehensive income (loss)	$(11,021)	$272	$(172)	$(100)	$(11,021)

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows for the Three Months Ended December 31, 2013 (unaudited)

	Parent	Guarantor Companies	Non- Guarantor Companies	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(19,934)	$24	$7	$(19,903)

Cash flows from investing activities:
Capital expenditures	(263)	(10)	—	(273)

Net cash used in investing activities	(263)	(10)	—	(273)
Cash flows from financing activities:
Payment of debt issue costs	(750)	—	—	(750)
Revolver borrowings	10,000	—	—	10,000
Revolver payments	(10,000)	—	—	(10,000)
Redeemable common stock purchased from ESOP Trust	(934)	—	—	(934)
Redeemable common stock sold to ESOP Trust	934	—	—	934

Net cash used in financing activities	(750)	—	—	(750)
Net (decrease) increase in cash and cash equivalents	(20,947)	14	7	(20,926)
Cash and cash equivalents at beginning of period	25,617	(24)	20	25,613

Cash and cash equivalents at end of period	$4,670	$(10)	$27	$4,687

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows for the Three Months Ended December 31, 2012 (unaudited)

	Parent	Guarantor Companies	Non- Guarantor Companies	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(6,337)	$15	$5	$(6,317)

Cash flows from investing activities:
Capital expenditures	(603)	—	—	(603)

Net cash used in investing activities	(603)	—	—	(603)
Cash flows from financing activities:
Redeemable common stock purchased from ESOP Trust	(1,975)	—	—	(1,975)

Net cash provided by financing activities	(846)	—	—	(846)
Net increase (decrease) in cash and cash equivalents	(7,786)	15	5	(7,766)
Cash and cash equivalents at beginning of period	27,271	(44)	—	27,227

Cash and cash equivalents at end of period	$19,485	$(29)	$5	$19,461

(21)	Subsequent Event

In January 2014, the Board of Directors authorized the Company to file a registration statement on Form S-1 with the U.S. Securities and Exchange Commission to register the offer to exchange Unsecured Notes for, at the holders’ option, either (a) new third lien notes of equivalent face value, with a combination of interest payable in cash and in kind, and new warrants to purchase up to 27.5% of the Company’s common stock or (b) a limited amount of cash at a price below par plus accrued and unpaid interest and a 1.5% early tender cash payment, if applicable. The registration statement also registers the offer of new third lien notes and warrants to holders of Unsecured Notes who tender their Unsecured Notes in the exchange offer and meet certain other conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist the reader’s understanding of Alion’s financial condition, results of operations, liquidity and capital resources. This discussion should be read together with the unaudited condensed consolidated financial statements and related notes in Item 1. This discussion updates the information contained in our Annual Report on Form 10-K for the year ended September 30, 2013 and presumes that readers have access to, and will have read, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in that report.

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

Factors that could cause actual results to differ materially from anticipated results include, but are not limited to:

•	Our ability to refinance our debt structure on satisfactory terms, or at all;

•	Our ability to continue as a going concern;

•	Material changes to our capital structure;

•	Our ability to meet existing and future debt covenants;

•	U.S. government debt ceiling limitations, sequestration, continuing resolutions, or other similar federal government budgetary or funding issues;

•	U.S. government shutdowns and threatened shutdowns;

•	Delays in payments from U.S. government customers;

•	U.S. government decisions to reduce funding for projects we support;

•	Failure to retain our existing government contracts, win new business and win re-competed contracts;

•	Failure of government customers to exercise contract options;

•	Limits on financial and operational flexibility given our substantial debt and debt covenants;

•	Government contract bid protest and termination risks;

•	Competitive factors such as pricing pressures and competition to hire and retain employees;

•	Results of current and future legal proceedings and government agency proceedings which may arise from operations and attendant risks of fines, liabilities, penalties, suspension and debarment;

•	Tax law changes that could affect tax liabilities or Alion’s effective tax rate;

•	ERISA law changes related to the KSOP;

•	Changes in SEC rules, and other corporate governance requirements;

•	Undertaking acquisitions that increase costs or liabilities or are disruptive;

•	Taking on additional debt to fund acquisitions;

•	Failing to adequately integrate acquired businesses;

•	Any future inability to maintain adequate internal control over financial reporting or covenant compliance measurement;

•	Risks from private securities litigation, regulatory proceedings or government enforcement actions relating to prior covenant compliance disclosures;

•	Material changes in laws or regulations affecting our businesses;

•	General volatility in the debt and securities market; and

•	Other risk factors discussed in Alion’s annual report on Form 10-K for the year ended September 30, 2013 filed with the SEC on December 23, 2013 and any subsequent reports.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s view only as of February 14, 2014. We undertake no obligation to update any of the forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise. This discussion addresses only continuing operations.

Overview

Alion delivers advanced engineering, information technology (IT), and operational solutions to strengthen national security and drive business results. For customers in defense, civilian government, foreign governments and commercial industries worldwide, Alion’s engineered solutions support smarter decision-making and enhanced readiness in rapidly-changing environments.

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

To date, funding for most of Alion’s contracts has not been materially adversely affected by Department of Defense budget reductions for specific programs, or by delays or reductions for other programs due to sequestration, or the government shutdown. We have experienced funding delays on several of our programs which has materially adversely affected those programs, which are further described in Results of Operations section of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operation. Our future financial performance could be materially adversely affected by the risk factors we have identified in our Annual Report on Form 10-K for fiscal year ended 2013. Any one of more of these risks could reduce our future revenue and operating income below current or prior year levels and have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to satisfy our financial obligations.

Management’s cash flow projections indicate that absent a refinancing transaction or series of transactions, the Company will be unable to pay the principal and accumulated unpaid interest on its Secured Notes and Unsecured Notes when those instruments mature in November 2014 and February 2015, respectively. The Company needs to refinance all of its senior debt prior to their respective maturities. (See “Going Concern Assumption” in Note 2 to the unaudited condensed consolidated financial statements regarding management’s substantial doubt as to the Company’s ability to continue as a going concern.) On December 24, 2013, Alion entered into an agreement (the Refinancing Support Agreement) with the holders of a majority of its Unsecured Notes regarding certain possible refinancing transactions.

The proposed refinancing transactions involve: replacing Alion’s credit facility; refinancing the Secured Notes with $350 million in new secured term loans; exchanging our Unsecured Notes for either new third lien notes and a series of new warrants, or a limited amount of cash for a portion of Unsecured Notes at a price below par; payment of accrued and unpaid interest; and obtaining certain consents from Unsecured Noteholders. However, management can provide no assurance that we will be able to enter into definitive agreements regarding the terms of the refinancing transactions or conclude a refinancing of our Unsecured Notes, or that additional financing will be available to retire or replace our Secured Notes, and if available, that terms of any transaction would be favorable or compliant with the conditions for such financing set forth in the Refinancing Support Agreement. For further information about the anticipated refinancing, see the discussion in the Liquidity and Capital Resources section. The Company’s high debt levels, of which $332.5 million matures on November 1, 2014 and Alion’s recurring losses will likely make it more difficult for Alion to raise capital on favorable terms and could hinder its operations. Further, default under the Unsecured Note Indenture or the Secured Note Indenture could allow lenders to declare all amounts outstanding under the revolving credit facility, the Secured Notes and the Unsecured Notes to be immediately due and payable. Any event of default could have a material adverse effect on our business, financial condition and operating results if creditors were to exercise their rights, including proceeding against substantially all of our assets that secure the Credit Agreement and the Secured Notes, and will likely require us to invoke insolvency proceedings including, but not limited to, a voluntary case under the U.S. Bankruptcy Code.

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

Results of Operations

Quarter Ended December 31, 2013, Compared to Quarter Ended December 31, 2012

Despite a challenging defense market, the Company continues to win new contracts and execute on our existing base of business. Our fiscal 2014 first quarter revenues decreased 9.3% over fiscal 2013 first quarter revenue. As with our decrease in overall revenue, our fiscal 2014 first quarter gross margin and operating income decreased as compared to last year’s first quarter results.

The decrease in first quarter fiscal year 2014 revenue, gross margin and operating income is primarily attributed to the impact of sequestration, the Congressional continuing resolution and the U.S. federal government shutdown at the beginning of fiscal year 2014. These matters have affected funding to a number of our programs, caused delays in new awards and driven slower than anticipated ramp-up of new programs. Revenue decreases adversely affected our Core Business Areas of Naval Architecture and Marine Engineering, Systems Analysis and Design and Modeling, Simulation, Training and Analysis. Risks related to sequestration, budget reductions, government shutdown and other market factors disclosed in our Annual Report on form 10-K for the fiscal year ended September 30, 2013 could reverse the revenue growth experienced in fiscal year 2013 which could have a material, adverse effect on our business, financial condition, results of operations and cash flows.

Revenue

First quarter revenue in fiscal 2014 was $185.4 million, down $18.9 million (9.3%) over fiscal 2013 first quarter results. This decline was driven in part by our work in the Naval Architecture and Marine Engineering Core Business Area, which decreased $0.5 million (0.6%) compared to first quarter of last year. The decrease in our Naval Architecture and Marine Engineering work was driven by declines in our acquisition and production management work, which were offset, in part, by increases in our ship and system design and engineering work Decreases in our high-end agile engineering, rapid prototyping and technology integration work in the Systems Analysis, Design and Engineering Core Business Area, drove the decrease in this core business area of $12.0 million (18.2%) compared to first quarter of last year. Our work in the Modeling and Simulation Core Business Area, which decreased by $6.4 million (11.6%) compared to first quarter of last year, posted declines in our decision and program support. These decreases were offset, in part, by increases in our gaming simulation development work. These core business areas supported customers such as the U.S. Navy Program Executive Office Integrated Warfare Systems, U.S. Navy Team Ships, U.S. Special Forces Command, the Tank Automotive Research Development and Engineering Center, the Night Vision and Electronic Sensors Directorate, Navy Warfare Development Command, Joint Counter Radio-Controlled Improvised Explosive Device Electronic Warfare programs, and the Rapid Equipping Force.

The Company expects the recently enacted Bipartisan Budget Act of 2013 may increase the level of new awards the Company receives and the funding of current programs in which the Company is currently engaged and could have a positive effect on the Company’s revenue, gross profit and operating income performance for fiscal year 2014.

Sources of Revenue

The U.S. government continues to be our principal customer. As in the past, we expect the majority of our revenue will be derived from Department of Defense and other federal agency contracts. Although we are investing to expand our international and commercial business, we believe commercial and international revenue will continue to be a low percentage of our total revenue. The table below summarizes our revenue by customer for the first quarter of both fiscal year 2014 and 2013.

Funding delays and reductions related to budget cuts, sequestration and the U.S. government shutdown led to declines in our first quarter fiscal 2014 revenue compared to the first quarter of fiscal year 2013. The $5.9 million decrease in our first quarter fiscal 2014 U.S. Air Force business compared to first quarter of last year is related to Technical and Analytical work being performed in support of the Secretary of the Air Force and the Air Force’s Central Command. The $12.3 million decrease in our first quarter fiscal 2014 U.S. Army business as compared to first quarter of last year is related to reductions of agile engineering and rapid prototyping work being performed at the Armament Research, Development and Engineering Center, work being performed for the Rapid Equipping Force, and work performed for the Army’s Mission Command Training Center. First quarter fiscal 2014 revenue from Other Federal Agencies declined $2.3 million compared to first quarter of last year as tasking in our high-end consulting business has decreased due to budgetary pressures and the impact of the U.S federal government shutdown on our work with the U.S. Environmental Protection Agency (EPA).

	Three Months Ended December 31, 2013
	2013		2012
	(Dollars in millions)
Revenue by Customer		% of revenue		% of revenue
U.S. Air Force	$29.5	15.9%	$35.4	17.3%
U.S. Army	23.7	12.8%	36.0	17.6%
U.S. Navy	105.4	56.8%	105.8	51.8%
Other Department of Defense customers	15.3	8.3%	13.0	6.4%

Sub-total Department of Defense customers	173.9	93.8%	190.2	93.1%
Other Federal Agencies	6.0	3.2%	8.3	4.1%

Sub-total U.S. Government customers	179.9	97.0%	198.5	97.2%
Commercial and International customers	5.5	3.0%	5.8	2.8%

Total Revenue	$185.4	100.0%	$204.3	100.0%

Certain quarterly revenue by customer for the three months ended December 31, 2012 disclosed above differs from amounts previously disclosed due to customers re-defining individual contracts, task orders and programs. While this re-classification may shift reported revenue from one classification to another, our total revenue for the period remains unchanged.

We provide professional engineering, program management and information technology services and scientific expertise in a range of specialized core business areas. Our business areas closely align our services with the demands of the marketplace. We expect our internal resource allocations and cost reductions will continue to improve our efficiency and enhance our ability to provide cost-effective customer solutions. Factors reducing our core business area revenues are noted in the previous Revenue section. Reductions are due, in part to award delays, slower than anticipated ramp-up periods on new contract awards, as well as sequestration and budget related reductions in our customers’ training and travel budgets which decreased our support across all of our core business areas. The table below summarizes our first quarter fiscal 2014 and 2013 revenue by core business area.

	Three Months Ended December 31,
	2013		2012
Core Business Area Revenue	(Dollars in millions)
Naval Architecture and Marine Engineering	$82.5	44.5%	$83.0	40.6%
Systems Analysis, Design and Engineering	54.1	29.2%	66.1	32.4%
Modeling, Simulation, Training and Analysis	48.8	26.3%	55.2	27.0%

Total Revenue	$185.4	100.0%	$204.3	100.0%

Certain quarterly revenue by core business area for the three months ended December 31, 2012 disclosed above differs from amounts previously disclosed due to customers re-defining individual contracts, task orders and programs. While this re-classification may shift reported revenue from one classification to another, our total revenue for the period remains unchanged.

Cost-reimbursement revenue decreased $16.3 million (9.5%) and provided 83.7% of 2014 first quarter revenue primarily due to the impact of sequestration, the Congressional continuing resolution and the U.S. federal government shutdown at the beginning of fiscal year 2014. Our customers, including the Naval Sea Systems Command and the Defense Technical Information Center’s Information Analysis Center (IAC) contracts, continue to utilize this method of contracting with Alion. However, funding delays and decreases due to sequestration and U.S. government budgetary constraints, have caused delays in awards and work authorizations. Fixed price contract revenue was down $3.8 million to 8.5% of first quarter revenue as a result of our work for the U.S. Army and high-end nuclear engineering contracts. Time and material contract revenue was up $1.2 million to 7.8% of first quarter revenue. The table below summarizes our first quarter fiscal 2014 and 2013 revenue by contract billing type.

	Three Months Ended December 31,
	2013		2012
Revenue by Contract Billing Type	(Dollars in millions)
Cost reimbursable contracts	$155.2	83.7%	$171.5	84.0%
Fixed price contracts	15.7	8.5%	19.5	9.5%
Time and material contracts	14.5	7.8%	13.3	6.5%

Total Revenue	$185.4	100.0%	$204.3	100.0%

Certain quarterly revenue by contract billing type for the three months ended December 31, 2012 disclosed above differs from amounts previously disclosed due to customers re-defining individual contracts, task orders and programs. While this re-classification may shift reported revenue from one classification to another, our total revenue for the period remains unchanged.

Due to the impact of sequestration, the Congressional continuing resolution and the U.S. federal government shutdown at the beginning of fiscal year 2014 our first quarter prime contract revenue was down $20.1 million, an 11.1% decrease compared to last fiscal year. Revenue from our work as a subcontractor was up $1.2 million this quarter. As a prime contractor, we deliver services to customers by deploying our own staff and managing the efforts of other contractors. We also procure additional materials to support our customers who utilize our agile engineering and rapid prototyping support services. Costs for companies that work for us as subcontractors on our prime contracts and costs for materials often generate lower contract fee percentages, which in turn, place downward pressure on our gross margins. The table below summarizes our first quarter fiscal 2014 and 2013 prime and subcontract revenue.

	Three Months Ended December 31,
	2013		2012
Prime and Subcontract Revenue	(Dollars in millions)
Prime contracts	$161.4	87.1%	$181.5	88.8%
Subcontracts from other companies	24.0	12.9%	22.8	11.2%

Total Revenue	$185.4	100.0%	$204.3	100.0%

Certain quarterly revenue for prime and subcontracts for the three months ended December 31, 2012 disclosed above differs from amounts previously disclosed due to customers re-defining individual contracts, task orders and programs. While this re-classification may shift reported revenue from one classification to another, our total revenue for the period remains unchanged.

Although our customers continue to use IDIQ (Indefinite Delivery Indefinite Quantity) contract vehicles, our IDIQ contract revenue decline accounted for $14.5 million of our first quarter revenue decline. First quarter IDIQ contract revenue decreased by 11.1% as our customers cut back on using contract vehicles such as our Weapons System Information Analysis Center and Seaport-E contracts and other IDIQ contract vehicles. The table below summarizes our first quarter fiscal 2014 and 2013 revenue by contract vehicle type.

	Three Months Ended December 31,
	2013		2012
Contract Vehicles	(Dollars in millions)
IDIQ Contracts	$116.4	62.8%	$131.0	64.1%
Individual contracts and delivery orders	69.0	37.2%	73.3	35.9%

Total Revenue	$185.4	100.0%	$204.3	100.0%

Certain quarterly revenue for IDIQ contracts for the three months ended December 31, 2012 disclosed above differs from amounts previously disclosed due to customers re-defining individual contracts, task orders and programs. While this re-classification may shift reported revenue from one classification to another, our total revenue for the period remains unchanged.

Selected Financial Information

The table below summarizes our first quarter fiscal 2014 and 2013 revenues and income from operations. First quarter revenue decreased by $18.9 million (9.3%) year over year and our gross profit decreased $3.6 million. Total first quarter operating expenses increased $3.8 million. General and administrative costs related to our refinancing activities were the principal driver of increased costs. Occupancy costs rose modestly, while depreciation and amortization expenses were down year over year. First quarter operating income in 2014 was $7.4 million less than it was in fiscal 2013.

	Three Months Ended December 31,
	2013		2012
	(Dollars in thousands)
Selected Financial Information		% of revenue		% of revenue
Total contract revenue	$185,380		$204,329
Total direct contract costs	145,275	78.4%	160,635	78.6%
Direct labor costs	58,977	31.8%	59,461	29.1%
Materials and subcontracts	80,905	43.6%	95,471	46.7%
Other direct costs	5,393	2.9%	5,703	2.8%
Gross profit	40,105	21.6%	43,694	21.4%

Total operating expense	37,857	20.4%	34,054	16.7%
Major components of operating expense:
Overhead and G&A expenses	28,771	15.5%	24,032	11.8%
Rental and occupancy expense	7,781	4.2%	7,534	3.7%
Depreciation and amortization	1,305	0.7%	2,488	1.2%

Operating income	$2,248	1.2%	$9,640	4.7%

Direct Contract Expense and Gross Profit

First quarter 2014 direct contract expenses were $15.4 million lower, down 9.6% to $145.3 million compared to last year’s direct costs of $160.6 million. This decrease is consistent with lower first quarter revenue as noted in the Sources of Revenue section of this report. Direct labor costs decreased $484 thousand to $59.0 million (31.8% of revenue) as compared to last year as a result of sequestration, the Congressional continuing resolution and the U.S. federal government shutdown at the beginning of fiscal year 2014 as well as a reduction of several of our U.S. Army training and business transformation programs. Year over year reductions in work in our agile engineering, rapid prototyping and high-end engineering businesses also drove the $14.6 million decrease in purchased materials and subcontractor costs. Our other direct contract costs were down $310 thousand because many of our customers reduced their travel budgets due to sequestration and budgetary pressures.

Our first quarter 2014 gross profit was $40.1 million, down by approximately $3.6 million compared to 2013 as a result of sequestration, the Congressional continuing resolution and the U.S. federal government shutdown at the beginning of fiscal year 2014. Our gross profit margins increased to 21.6% of revenue as compared to the 21.4% of revenue reported last year. Reduced use of subcontractors by Alion on our larger, more complex prime contracts and lower levels of purchased materials used in our agile engineering and rapid prototyping work contributed to reduced gross margins.

Operating and General and Administrative Expenses

First quarter fiscal 2014 operating expenses increased $3.8 million (11.2%) compared to the same period last year. The Company continued to post reductions in overhead expense which resulted in decreases of approximately $2.5 million. Cost reductions in our general and administrative expenses have been offset due to costs incurred related to its refinancing efforts. Depreciation and amortization charges declined by $1.2 million compared to last year as amortization charges for contracts we obtained when we acquired JJMA in 2005 continue to decrease over time. Operating expenses, excluding refinancing related charges, continue to trend downward as they have since last year. However, refinancing related expenses have contributed to a significant increase in general and administrative expenses.

Operating Income

First quarter fiscal 2014 operating income was $2.2 million, as compared to $9.6 million of first quarter of last year. The decrease was due to lower revenue, stable gross margin percentage and higher operating expenses which were driven, in part, by the costs of refinancing our debt. The decrease in first quarter revenue, coupled with higher first quarter operating expenses resulted in decreased operating income margin at 1.2% of revenue, which was a decrease of 351 basis points from the first quarter of fiscal year 2013.

Other Expense

First quarter fiscal 2014 aggregate interest income and interest expense and other expense was approximately $48 thousand higher than last year’s comparable first quarter expense. Alion’s Secured Note principal increases each time the Company issues notes in lieu of paying interest. Higher Secured Note principal drives higher cash pay interest expense and higher non-cash and deferred interest charges.

	Three Months Ended December 31,
	2013	2012
	(In thousands)
Cash Pay Interest
Revolver	$257	$205
Secured Notes	8,300	8,136
Unsecured Notes	6,022	6,278
Other cash pay interest and fees	15	18

Sub-total cash pay interest	14,594	14,637

Deferred and Non-cash Interest
Secured Notes PIK interest	1,660	1,626
Debt issue costs and other non-cash items	2,694	2,656

Sub-total non-cash interest	4,354	4,282

Total interest expense	$18,948	$18,919

Income Tax Expense

First quarter deferred income tax expense was $1.7 million both this year and last year. Our expense relates to tax-deductible goodwill. We continue to record a full valuation allowance for any tax benefit we are entitled to recognize because our history of losses makes it unlikely we will be able to realize the full benefit of our deferred tax assets.

Net Loss

Our net loss for the first quarter totaled $18.5 million. First quarter revenue was down due, in part, to the impact of sequestration, the Congressional continuing resolution and the U.S. federal government shutdown at the beginning of fiscal year 2014 and operating income declined $7.4 million as a result of the cost of refinancing our debt.

Backlog

As of December 31, 2013, management estimates the amount of future revenues to be recognized under our existing contracts to be approximately $1.6 billion, of which, approximately $364 million is funded.

All of our existing contracts are categorized as funded backlog and unfunded backlog, each of which is described below. The contract values and management’s estimated revenues do not include any task orders or ceiling value under ID/IQ contracts, including GWACs and GSA schedules, except to the extent that task orders have been awarded to us under those contracts.

•	Funded Backlog. Funded backlog represents the estimated revenue value of orders for services under existing contracts for which funding is appropriated or otherwise authorized less revenue previously recognized on these contracts. We expect to recognize a substantial portion of our funded backlog as revenue within the next twelve months.

	As of December 31,
Backlog:	2013	2012
	(In millions)
Funded	$364.3	$421.0

•	Unfunded Backlog. Unfunded backlog represents the estimated revenue value of orders for services under existing contracts for which funding has not been appropriated or otherwise authorized.

	As of December 31,
Backlog:	2013	2012
	(In millions)
Unfunded	$1,213.7	$1,779.0

In second quarter fiscal 2013, management refined the methodology used to determine funded backlog and unfunded backlog, including only estimates of future revenues to be recognized under awarded contracts. First quarter fiscal 2013 estimates include executed contract values available for producing revenues for the Company.

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

Liquidity and Capital Resources

We use cash primarily to fund operations and service our debt. We had $4.7 million in cash and cash equivalents at December 31, 2013. Cash and cash equivalents declined by almost $21 million this quarter as compared to the fourth quarter fiscal year 2013. As of December 31, 2013, we had no borrowings outstanding under our $35 million revolving credit facility but we were contingently liable under $4.0 million in outstanding letters of credit which reduced our ability to borrow under our credit facility. Our maximum available credit agreement borrowing capacity was approximately $31.0 million at December 31, 2013. The Credit Agreement expires in August 2014.

At December 31, 2013, we had $333.1 million in outstanding Secured Notes due November 2014 and $235.0 million in outstanding Unsecured Notes due February 2015. For additional information concerning our Credit Agreement, our Secured Notes and our Unsecured Notes, see Note 10 to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

In general, cash provided by operating activities is adequate to fund our operations, including quarterly interest payments for our Secured and Unsecured Notes. When the Secured Notes mature on November 1, 2014, we will have to pay out $339.8 million in principal and $16.8 million in interest. In February 2015, we will have to pay out $235.0 million in principal and $12.0 million in interest when the Unsecured Notes mature. At the point of maturity of our Secured Notes and Unsecured Notes, our current liabilities will exceed our current assets and we will not have sufficient cash flow from operating activities to repay the Secured and Unsecured Notes (at maturity). Our history of continuing losses, our financial position, and the substantial liquidity needs we face raise substantial doubt about the Company’s ability to continue as a going concern. See Note 2 to the unaudited condensed consolidated financial statements included herein.

Alion executed a Refinancing Support Agreement with the holders of a majority of its outstanding Unsecured Notes regarding the following possible refinancing transactions:

•	exchanging Unsecured Notes for, at the holders’ option, either (a) new third lien notes maturing in five and one-half years, with a combination of interest payable in cash and in kind, and new warrants to purchase up to 27.5% of the Company’s common stock or (b) a limited amount of cash at a price below par plus accrued and unpaid interest, a 1.5% early tender cash payment, if applicable (the “Exchange Offer”), and obtaining certain consents from Unsecured Noteholders;

•	entering into a new $300.0 million first lien term loan facility having a term no less than five years;

•	entering into a new $50.0 million second lien term loan facility having a term of five and one-half years;

•	redeeming all of our outstanding Secured Notes prior to their November 2014 maturity with the proceeds of the new first and second lien term loan facilities;

•	replacing our $35.0 million existing revolving credit facility with a new revolving credit facility; and

•	offering new notes and warrants to holders of the Unsecured Notes who tender into the Exchange Offer if any holder elects the cash option in the Exchange Offer (the “Unit Offering”).

In January 2014, the Board of Directors authorized the Company to file a registration statement on Form S-1 with the U.S. Securities and Exchange Commission to register the Exchange Offer and the Unit Offering.

Although we have entered into the Refinancing Support Agreement, there can be no assurance that the Company will enter into definitive agreements regarding the terms of the refinancing transactions, that a sufficient amount of the other holders of the Unsecured Notes will agree to participate in the Exchange Offer, that the Company will be successful at obtaining a new revolving credit facility or refinancing the Secured Notes or that any transaction will occur on all or any of the terms described above, and, if any transaction does occur, that the terms concluded will be favorable to the Company’s existing investors. The Company is continuing its refinancing efforts. The Company may engage from time to time in discussions with other creditors of the Company, other holders of the Unsecured Notes, and holders of the Senior Secured Notes as well as with advisors to such creditors and holders.

The terms of the agreements the Company is seeking to negotiate are expected to materially affect Alion’s short and long-term cash obligations and the company’s interest expense. Future interest expense on the agreements to be negotiated may include interest payable in cash, PIK interest and warrants. Demands on the Company’s cash flows as of the date of this Quarterly Report on Form 10-Q are likely to change materially if the Company’s refinancing efforts are successful.

Cash flows used in operating activities

	Three months ended December 31,
	2013	2012
	(In thousands)
Net cash used in operating activities	$(19,903)	$(6,317)

Our operating cash flows are primarily affected by our ability to invoice and collect from our clients in a timely manner, our ability to manage our vendor payments, and the overall profitability of our contracts. We bill most of our customers monthly after services are rendered. Some contracts permit us to bill our customers twice monthly. Operating activities used $19.9 million cash in the first quarter of fiscal 2014, compared to only $6.3 million consumed in the first quarter of fiscal 2013. Some of our increased cash demands were driven by costs we are incurring in our efforts to refinance our existing debt. Current year operating cash flows were affected by:

•	lower revenue and billings to customers

•	delays in collecting receivables

•	timing of vendor payments

•	higher net losses and

•	lower non-cash expenses for depreciation and amortization, and incentive compensation

In the first quarter of fiscal 2014, we collected approximately $188 million in receivables, slightly more than the revenue we recognized this quarter. In first quarter of fiscal 2013, we collected $204 million which was slightly less than the revenue recognized that quarter. Even though collections kept pace with revenue, the October 2013 government shut down along with government payment process changes have delayed some collections.

We compute days’ sales outstanding (DSO) based on trailing twelve-month revenue. Accounts receivable DSO stood at 74.4 days at December 31, 2013 and 74.2 days at September 30, 2013. Lower sales and receivables balances kept DSO relatively unchanged in the first quarter of fiscal 2014.

This quarter, we saw delays in obtaining contract funding for customer-requested work performed in advance of receiving executed contract documents. At September 30, 2013, we had $14.6 million in unfunded contract receivables for customer-requested work. As of December 31, 2013 this had grown by $3.2 million to $17.8 million. Management cannot forecast whether the Bipartisan Budget Control Act will favorably or adversely affect timing of contract funding and/or collections for Alion’s programs.

Cash used in investing activities

	Three months ended December 31,
	2013	2012
	(In thousands)
Net cash used in investing activities	$(273)	$(603)

We use some of our cash to invest in equipment and software, leasehold improvements and internally-developed software. During the three months ended December 31, 2013 and 2012, we spent $273 thousand and $603 thousand for these types of capital expenditures. We expect our investing activities and capital expenditures to continue at comparable levels for the balance of the current fiscal year. Our Credit Agreement limits the amount we may spend on capital expenditures.

Cash used in financing activities

	Three months ended December 31,
	2013	2012
	(In thousands)
Net cash used in financing activities	$(750)	$(846)

In the three months ended December 31, 2013, we used $750 thousand to pay the first of several fees associated with the Company’s refinancing efforts. The Company will face additional fees at or before closing of the transactions contemplated in this agreement. In fiscal 2014, the Company sold $934 thousand worth of Alion common stock to the ESOP Trust for employee purchases. In a separate transaction, Alion subsequently repurchased $934 thousand of ESOP shares from former employees and beneficiaries.

Fluctuations in our cash flows and liquidity demands required by operations occasionally make it necessary for Alion to access our revolving credit facility. In the first quarter of fiscal 2014, we borrowed and repaid $10.0 million on our revolving credit facility to fund operations and moderate the adverse effects on collections from the government shutdown and other process delays. We did not access the revolving credit facility to make our November 2013 interest payment. Our revolving credit facility balance for the period over which we borrowed funds was $10 million, not including letters of credit. Our fiscal 2014 weighted average loan balance was approximately $3.2 million.

In fiscal 2013, the Company’s first quarter financing activities were exclusively sales and repurchases of common stock. The ESOP Trust bought approximately $2.0 million in Alion common stock and the Company spent approximately $1.1 million to repurchase shares from former employees and beneficiaries.

Discussion of Debt Structure

Alion’s current debt structure includes a $35 million revolving credit facility, $333.1 million in Secured Notes ($310 million in initial face value plus $23.1 million in PIK interest notes issued), and $235.0 million in Unsecured Notes. Our credit arrangements, including our Unsecured and Secured Note Indentures and our revolving credit facility, include a number of covenants. We expect to be able to comply with our indenture covenants and our credit facility financial covenants at least until the Credit Agreement expires in August 2014. The Company is in compliance with each of the affirmative, negative and financial covenants in its existing debt agreements. See Note 10 to our unaudited condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for a detailed discussion of Alion’s current debt structure and a list of relevant terms and limitations in existing current and long-term debt agreements, our Credit Agreement, Secured Note Indenture and Unsecured Note Indenture.

Credit Agreement – Covenant Compliance

In December 2013, in anticipation of a potential covenant breach resulting from an audit opinion including a “going concern” explanatory note, we and our Credit Agreement lenders agreed to waive this covenant. We paid no fee for this waiver. Absent the waiver, we would not have been able to access or revolving credit facility after receipt our fiscal year end 2013 audit opinion.

Alion’s Credit Agreement defines Consolidated EBITDA and requires the Company to achieve a minimum Consolidated EBITDA threshold in order to maintain access to the revolving credit facility and avoid potential cross default on the Secured and Unsecured Notes. Neither EBITDA nor Consolidated EBITDA is a measure of financial performance in accordance with generally accepted accounting principles.

The Credit Agreement permits Alion to exclude certain expenses and requires it to exclude certain one-time gains when computing Consolidated EBITDA. The Credit Agreement required Alion to have a minimum $65.5 million in Consolidated EBITDA for the twelve months ended December 31, 2013. We had approximately $69.5 million in Consolidated EBITDA for the twelve months ended December 31, 2013, and exceeded the requirement by approximately $4.0 million.

Secured Note Indenture and Unsecured Note Indenture

There are no financial covenants in either the Secured Note Indenture or the Unsecured Note Indenture. Certain provisions in the Secured Note Indenture and the Unsecured Note Indenture limit our ability to incur additional debt or pay dividends if our ratio of Adjusted EBITDA to Consolidated Interest Expense is not greater than 2.0 to 1.0. The Secured and Unsecured Note Indentures define Adjusted EBITDA and Consolidated Interest Expense. Adjusted EBITDA under the Secured Note Indenture and the Unsecured Note Indenture differs from Consolidated EBITDA as defined in our Credit Agreement. Adjusted EBITDA is less than Consolidated EBITDA because it does not include employee investments in Alion common stock. Set out below are our actual ratios of Adjusted EBITDA to Consolidated Interest Expense as of December 31, 2013 and September 30, 2013.

	December 31, 2013	September 30, 2013
Trailing twelve-month Adjusted EBITDA	$67.7 million	$69.0 million
Trailing twelve-month Consolidated Interest Expense	$75.7 million	$75.7 million
Ratio	0.89 to 1.0	0.92 to 1.0

Capital Resources

	December 31, 2013	December 31, 2012
Available Liquidity	(In thousands)
Cash and cash equivalents	$4,687	$19,461
Revolving credit facility	35,000	35,000
Less: Letters of Credit	(4,000)	(4,011)

Net available liquidity	$35,687	$50,450

Despite our lower levels of cash on hand at December 31, 2013, we believe the capital resources available to us including our $31.0 million available capacity under our revolving credit facility, and cash from our operations, are adequate to fund anticipated operating cash requirements so long as the refinancing transactions are completed timely. We also believe that our cash on hand and cash from operations are adequate to make our quarterly interest payments for our Secured and Unsecured Notes. We also expect that our cash flows will be sufficient to meet ESOP repurchase and diversification demands and support the Company’s modest level of capital expenditures. Although Alion’s cash flow from operations has been sufficient for the Company to fulfill its financial commitments in the past, unless we are able to refinance our existing debt agreements, we will be unable to repay either the Secured Notes or the Unsecured Notes when they become due in November 2014 and February 2015.

At December 31, 2013, we had no outstanding borrowings under our revolving credit facility, and we had $4 million in outstanding letters of credit. For additional information concerning our Credit Agreement, see Note 10 to our unaudited condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

We expect to be able to meet the existing Credit Agreement debt covenants including the required $65.5 million Consolidated EBITDA threshold through the Credit Agreement’s expiration in August 2014. We believe Alion can attain the minimum Consolidated EBITDA levels required in the Credit Agreement even though delays in contract awards could adversely affect our ability to increase our revenue on the timeline we seek to achieve. We believe Alion will be able to meet its financial covenants over the remaining life of the credit facility and thus be able borrow funds as and when necessary through the Credit Agreement’s August 2014 maturity date.

Short-term Borrowings

From time-to-time, we borrow funds under our revolving credit facility for working capital requirements, to fund operations and to repurchase our Unsecured Notes in open market transactions. Borrowings under our revolving credit facility bear interest at one of the following variable rates as selected by the Company at the time of the borrowing: an 8.5% Eurodollar rate or an 8.5% alternative base rate.

During the remaining life of the existing Credit Agreement we may use our revolving credit facility or additional sources of borrowings, as needed, to fund our anticipated cash requirements. We do not currently forecast that we will need to draw significant amounts on the revolving credit facility for extended periods. However, as we did during our most recent quarter, we may need to use the revolving credit facility for short periods of time based on collections cycles subject to government payment delays.

If the federal government were to implement further changes to its current payment practices, as a result of sequestration, budget cuts, policy changes, government shut downs, or otherwise, we might have to use our revolving credit facility to a more significant extent than we currently forecast. Despite payment delays arising from the October 2013 government shut down, we did not have to draw on our revolving credit facility to make our November 2013 interest payment. We did, however, access our revolving credit facility later in November 2013. Continued delays in the government payment cycle could adversely affect our short-term cash flows and increase our interest expense if we need to use our credit facility to borrow larger amounts more frequently than we have in the past or currently plan to do in the future.

The following table summarizes the activity under our revolving credit facility for three months ended December 31 2013 and 2012, not including issued and outstanding letters of credit.

	Three Months Ended December 31,
	2013	2012
Short-term borrowings	(In thousands)
Aggregate revolving credit facility borrowings	$10,000	$—
Aggregate revolving credit facility repayments	(10,000)	—

Net change in revolving credit facility balance payable	$—	$—

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

Cash flow effects and risks associated with equity-related obligations

We cannot accurately predict the extent to which ESOP repurchases and diversification demands may increase in future years. As more employees meet statutory and Plan-specific age and length of service requirements, potential diversification demands may increase. These demands can increase further with any increase in the price of a share of Alion common stock. While declines in our share price, such as the ones we have over the past two years, could reduce the value of each individual Plan participant’s beneficial interest, such a potential price decline could be offset by increased diversification demands and thus might not reduce the aggregate value of near-term demands on our cash to fund ESOP-related transactions. We monitor future potential repurchase liability cash flow demands by relying in part on internal and external financial models that incorporate Plan census data and financial inputs intended to simulate changes in Alion’s share price.

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

Alion faces no significant stock-based compensation liabilities. Outstanding Stock Appreciation Rights (SARs) have little, if any, intrinsic value and the Company’s related liability is minimal. Management is unable to forecast the share price the ESOP Trustee will determine in future valuations and thus cannot predict future SAR-related cash flow demands. Certain SAR grantees can choose to defer future payments by having us deposit funds in a rabbi trust we own. Any such deferrals will not materially affect planned payments or overall anticipated cash outflows.

Although current financial information includes the effects of the most recent ESOP Trust transactions, future expenses for stock-based compensation are likely to differ from estimates as the price of a share of Alion common stock changes. Our next regularly scheduled ESOP valuation period ends in March 2014. Interest rates, market-based factors and volatility, the effects of Alion’s efforts to refinance it existing indebtedness, as well as Alion’s financial results will affect the future value of a share of our common stock. After each semi-annual valuation period, the Plan permits former employees and beneficiaries to request distribution of their vested ESOP account balances. Consistent with the terms of the Plan, IRC requirements, and our established practice, we intend to pay distribution requests in five annual installments and to defer initial payments as permitted. The Plan allows Alion to defer initial installment distributions for six years for former employees who are not disabled, deceased or retired. We plan to meet future distribution demands through operating cash flows, and if necessary, access to Alion’s revolving credit facility.

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

We do not expect Alion will have any material tax-related cash obligations for the foreseeable future. We have significant net operating loss deductions available. We do not forecast having taxable income for at least the next five years.

We believe the Company will be unable to generate sufficient cash flow from operations to retire its debt as it comes due. We can offer no assurance that Alion will be able to obtain new financing at sufficient levels and on acceptable terms, if at all. The following table discloses the estimated interest and principal payments the Company expects to pay on its existing current and long term debt during the remainder of its fiscal year 2014 and in its fiscal year 2015 and does not reflect the effects of any potential refinancing transaction.

	Fiscal Year
Estimated Minimum Payments - Existing Debt Agreements	2014	2015
	(In thousands)
Revolving credit facility (1)
Interest	$398	$—
Secured Notes (2)
Interest	16,655	16,821
Principal and PIK Interest Notes	—	339,788
Unsecured Notes (3)
Interest	24,088	12,300
Principal	—	235,000

Total interest paid in cash	$41,141	28,865
Total principal and PIK Interest paid in cash	—	574,788

Total estimated minimum debt payments	$41,141	603,653

(1)	Through August 22, 2014, when the existing Credit Agreement expires, we expect we may occasionally use our $35.0 million revolving credit facility to meet working capital needs and for other general corporate purposes. Management expects the average utilized revolver balance will be immaterial and that interest expense will consist primarily of commitment fees for unused balances.
(2)	The Secured Notes bear interest at 10% in cash and 2% in PIK. The outstanding principal will increase over time for the 2% compounding PIK interest added to the initial $310 million in principal. The Secured Notes, including $29.8 million in PIK interest, mature November 1, 2014.
(3)	The Unsecured Notes bear interest at 10.25% and mature February 1, 2015. As of September 30, 2013, the Company had repurchased $15 million worth of Unsecured Notes: $2 million in November 2010; $3 million in June 2011; $5 million in June 2013; and $5 million in July 2013.

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

From December 2002 to December 2013, Alion had spent a cumulative total of $99.1 million to repurchase shares of its common stock to satisfy ESOP distribution and diversification requests from former employees and Plan beneficiaries. Beginning in March 2008, we stopped making lump sum distributions and began paying ESOP beneficiaries over the five-year distribution period permitted by ERISA and the terms of the Plan. Alion intends to continue this practice for the foreseeable future in part to offset the cash flow effects of annual employee diversification requests which are expected to continue for the foreseeable future. Our debt agreements limit our ability to fund certain discretionary ESOP diversification demands on our cash flow. The table below lists current and prior year share repurchases.

Date	Shares Repurchased	Share Price	Total Value Purchased
			(In thousands)
November 2011	1,481	$20.95	$31
December 2011	106,505	$20.95	2,231
January 2012	22,782	$20.95	477
May 2012	3,104	$18.00	56
June 2012	113,342	$18.00	2,040
August 2012	418	$18.00	8
November 2012	485	$16.45	8
December 2012	119,555	$16.45	1,967
January 2013	759	$16.45	12
February 2013	5,593	$16.45	92
March 2013	115,933	$16.45	1,907
June 2013	164,548	$16.25	2,674
July 2013	106	$16.25	2
September 2013	111	$16.25	2
December 2013	115,252	$8.10	934

	769,975		$12,441

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

Item 1A. Risk Factors

As of December 31, 2013, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 5, 2013, Alion sold approximately 115,354 shares of common stock to the ESOP Trust at an average price of $8.10 per share for proceeds of approximately $934 thousand. The Company did not use an underwriter and did not pay underwriter discounts or commissions. The shares of common stock were sold pursuant to an exemption under Section 4(2) of the Securities Act of 1933. Alion offered and sold beneficial interests in the ESOP to eligible employees pursuant to Rule 701 under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

In February 2014, the Compensation Committee of the Board of Directors authorized the Company to pay fiscal 2013 annual performance bonuses to Dr. Atefi, Ms. Mendler, Mr. Broadus, Mr. Hirt and Mr. Riddick. The Compensation Committee and the Board of Directors reached this decision after having authorized the Company to file a registration statement on Form S-1 in connection with Alion’s refinancing efforts.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. (a)

31.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation pursuant to 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. (a)

32.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (a)

32.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (a)

101.INS	XBRL Instance Document +

101.SCH	XBRL Taxonomy Extension Schema Document +

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document +

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document +

101.LAB	XBRL Taxonomy Extension Label Linkbase Document +

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document +

(a)	Filed with this Form 10-Q for the quarter ended December 31, 2013.
+	As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 14, 2014

ALION SCIENCE AND TECHNOLOGY CORPORATION

By:	/s/ Barry M. Broadus
Name:	Barry M. Broadus
Title:	Chief Financial Officer and Duly Authorized Officer