Form 10-Q
period 2014-03-31
ALION SCIENCE & TECHNOLOGY CORP
filed 2014-05-15
CIK 1166568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

May 14, 2014 was: Common Stock 7,534,737

ALION SCIENCE AND TECHNOLOGY CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ALION SCIENCE AND TECHNOLOGY CORPORATION

Condensed Consolidated Balance Sheets (unaudited)

As of March 31, 2014 and September 30, 2013

	March 31, 2014	September 30, 2013
	(In thousands, except share and per share information)
Current assets:
Cash and cash equivalents	$19,647	$25,613
Accounts receivable, net	164,987	172,604
Receivable due from ESOP Trust	—	930
Prepaid expenses and other current assets	7,125	4,483

Total current assets	191,759	203,630
Property, plant and equipment, net	8,604	9,668
Intangible assets, net	1,429	2,040
Goodwill	398,921	398,921
Other assets	10,281	10,367

Total assets	$610,994	$624,626

Current liabilities:

Interest payable	$18,246	$17,758
Secured Notes	330,307	—
Unsecured Notes	234,244	—
Trade accounts payable	66,652	61,622
Accrued liabilities	39,509	39,393
Accrued payroll and related liabilities	44,054	37,954
Billings in excess of revenue earned	3,323	4,334

Total current liabilities	736,335	161,061
Secured Notes	—	322,286
Unsecured Notes	—	233,832
Accrued compensation and benefits, excluding current portion	6,223	5,736
Non-current portion of lease obligations	12,172	12,821
Deferred income taxes	61,617	58,130
Commitments and contingencies
Redeemable common stock, $0.01 par value, 20,000,000 shares authorized; 7,534,737 shares issued and outstanding at March 31, 2014; 7,641,391 shares issued and outstanding at September 30, 2013	61,031	61,895
Common stock warrants	20,785	20,785
Accumulated other comprehensive loss	130	130
Accumulated deficit	(287,299)	(252,050)

Total liabilities, redeemable common stock and accumulated deficit	$610,994	$624,626

See accompanying notes to unaudited condensed consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
	(In thousands, except share and per share information)

Contract revenue	$192,966	$221,281	$378,346	$425,610
Direct contract expense	149,019	174,962	294,294	335,597

Gross profit	43,947	46,319	84,052	90,013

Operating expenses	20,721	21,662	39,585	43,912
General and administrative	18,553	13,204	37,546	25,008

Operating income	4,673	11,453	6,921	21,093
Other income (expense):
Interest income	17	17	28	34
Interest expense	(19,710)	(18,913)	(38,658)	(37,832)
Other	(19)	55	(47)	40

Total other expense	(19,712)	(18,841)	(38,677)	(37,758)
Loss before taxes	(15,039)	(7,388)	(31,756)	(16,665)
Income tax expense	(1,749)	(1,743)	(3,494)	(3,487)

Net loss	$(16,788)	$(9,131)	$(35,250)	$(20,152)

Basic and diluted loss per share	$(2.20)	$(1.39)	$(4.61)	$(3.03)

Basic and weighted average common shares outstanding	7,623,753	6,592,567	7,641,983	6,660,227

Net loss	$(16,788)	$(9,131)	$(35,250)	$(20,152)
Other comprehensive income:
Postretirement actuarial gains	—	—	—	—

Comprehensive loss	$(16,788)	$(9,131)	$(35,250)	$(20,152)

ALION SCIENCE AND TECHNOLOGY CORPORATION

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended March 31,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net loss	$(35,250)	$(20,152)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,516	4,615
Bad debt expense	250	150
Paid-in-kind interest	3,326	3,259
Amortization of debt issuance costs	5,349	5,274
Incentive and stock-based compensation	1,696	1,541
Deferred income taxes	3,487	3,487
Other gains	90	(92)
Changes in assets and liabilities:
Accounts receivable	7,366	(26,596)
Other assets	(1,742)	(376)
Trade accounts payable	5,031	28,376
Accrued liabilities	5,939	(8,753)
Interest payable	487	137
Other liabilities	(1,659)	365

Net cash used in operating activities	(3,114)	(8,765)
Cash flows from investing activities:
Capital expenditures	(488)	(701)

Net cash used in investing activities	(488)	(701)
Cash flows from financing activities:
Payment of debt issue costs	(1,500)	—
Revolver borrowings	25,000	—
Revolver repayments	(25,000)	—
Loan to ESOP Trust	(855)	(1,907)
ESOP loan repayment	855	1,907
Redeemable common stock purchased from ESOP Trust	(1,798)	(3,986)
Redeemable common stock sold to ESOP Trust	934	1,129

Net cash used in financing activities	(2,364)	(2,857)
Net decrease in cash and cash equivalents	(5,966)	(12,323)
Cash and cash equivalents at beginning of period	25,613	27,227

Cash and cash equivalents at end of period	$19,647	$14,904

Supplemental disclosure of cash flow information:
Cash paid for interest	$29,102	$29,120
Cash paid for taxes	—	—
Non-cash investing and financing activities:
Common stock issued to ESOP Trust in satisfaction of employer contribution liability	$—	$7,198
Landlord-funded tenant improvements	$—	$493
Paid-in-kind notes issued	$3,298	$3,234

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

Alion was formed as a for-profit S Corporation in October 2001, to purchase substantially all of the assets and certain liabilities of IIT Research Institute (IITRI), a not-for-profit corporation controlled by the Illinois Institute of Technology. In December 2002, Alion acquired substantially all of IITRI’s assets and liabilities except its Life Sciences Operation, for $127.3 million. Prior to that, the Company’s activities were organizational in nature. In 2010, the Company became a C corporation when it ceased to qualify as an S corporation.

(2) Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Alion Science and Technology Corporation (a Delaware corporation), and its subsidiaries, each of which is 100% owned by Alion. The financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with generally accepted accounting principles in the United States of America (GAAP), have been omitted pursuant to those rules and regulations. However, the Company believes that the disclosures made are adequate to make the information presented not misleading. The statements are prepared on the accrual basis of accounting and include the accounts of Alion and its subsidiaries from their date of acquisition or formation. All inter-company accounts have been eliminated in consolidation. There have been no changes to Alion’s subsidiaries in the current fiscal year.

In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments and reclassifications that are necessary for fair presentation of the periods presented. The results for the three and six months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K for the year ended September 30, 2013.

Going Concern Assumption

The accompanying financial statements are prepared on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Alion has a history of losses that has resulted, in part, in the Company not having the means to repay the principal associated with our Secured and Unsecured Notes as they come due on November 1, 2014 and February 1, 2015. In the first quarter of fiscal 2014, our Secured Notes were reclassified to current liabilities based on their November 1, 2014 maturity. In the second quarter of fiscal 2014, our Unsecured Notes were reclassified to current liabilities based on their February 1, 2015 maturity.

Our liabilities exceed our assets which makes refinancing our debt more difficult and expensive. Operating cash flow is insufficient to repay the Secured and Unsecured Notes at maturity, which raises substantial doubt as to the Company’s ability to continue as a going concern.

Management’s current forecasts of future results could differ materially due to general economic uncertainties, sequestration’s effect on government spending levels in the coming fiscal year, procurement and contract funding delays from the October 2013 government shutdown and other risks associated with future federal government procurement and contracting actions. Management’s cash flow projections indicate that absent a refinancing transaction or series of transactions, the Company will be unable to pay the principal and accumulated unpaid interest on its Secured and Unsecured Notes when those instruments come due in November 2014 and February 2015.

Alion’s Credit Agreement contained a financial statement covenant that required an audit opinion without a “going concern” explanatory note or any similar qualification or exception and without any qualification or exception as to the scope

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

of such audit. In December 2013, in anticipation of a potential covenant breach resulting from an audit opinion including a “going concern” explanatory note, the Credit Agreement lenders agreed to waive this covenant through February 21, 2014. Alion paid no fee for the initial waiver. Absent the waiver, the Company would not have been able to access its revolving credit facility once Alion’s auditors issued their fiscal 2013 audit opinion. The Company negotiated three extensions of this “going concern” waiver for an aggregate total of $700 thousand to maintain access to the revolving credit facility. The “going concern” waiver expired on May 2, 2014. On that date, the Company and Wells Fargo Bank entered into a new $45 million revolving credit agreement (the Wells Fargo Agreement) which amended and restated the Credit Agreement and substituted Wells Fargo as the sole lender and administrative agent. Under the Wells Fargo Agreement, the new lender agreed to waive the requirement regarding the going concern qualification for fiscal 2013.

Alion depends heavily on federal government prime contracts and subcontracts which account for nearly all the Company’s revenue. Interruptions in the government funding process, whether from federal budget delays, debt ceiling limitations, government shutdowns, sequestration or Department of Defense spending cuts could materially adversely affect the Company’s revenue and cash flows for the coming fiscal year and beyond. Although in each of the past three fiscal years, Alion generated sufficient cash flow from operations to fulfill its financial commitments, including debt service, the Company is unable to pay off its Secured and Unsecured Notes when they become due.

Management is actively engaged in efforts to refinance or retire Alion’s existing Secured and Unsecured Notes. On December 24, 2013, the Company executed a Refinancing Support Agreement with the holders of a majority of Alion’s outstanding Unsecured Notes regarding potential transactions to refinance the Company’s outstanding indebtedness. In February 2014, the Company filed an initial registration statement on Form S-1 with the Securities and Exchange Commission (SEC) to register an offer to exchange Unsecured Notes for new notes, warrants and limited amount of cash. In March, April and May 2014, Alion amended the registration statement to include updated information. The SEC declared the registration statement effective on May 9, 2014. The Exchange Offer commenced May 13, 2014.

On February 13, 2014 the parties entered into an amendment to the Refinancing Support Agreement and on May 2, 2014 entered into an amended and restated Refinancing Support Agreement to, among other things, extend the date by which the refinancing transactions must be completed. The Refinancing Support Agreement, as amended, provides that refinancing transactions must be completed by July 31, 2014.

Management can provide no assurance that Alion will be able to conclude a refinancing of its Unsecured Notes or that additional financing will be available to retire or replace the Secured Notes, and if available, that terms of any transaction would be favorable.

On the basis of these risks and uncertainties, management has determined that there remains a substantial doubt about the Company’s ability to continue as a going concern. Alion’s unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability of assets or the amounts of liabilities that may result from resolving uncertainties about the Company’s ability to continue as a going concern.

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

U.S. federal government contracts are subject to periodic funding by our contracting agency customers. A customer may fund a contract at inception or incrementally throughout the period of performance as services are provided. If we determine contract funding is not probable, we defer revenue recognition until realization is probable. The federal government can audit Alion’s contract costs and adjust amounts through negotiation. The federal government considers Alion a major contractor and maintains an office on site. The Defense Contract Audit Agency (DCAA) is currently auditing our 2008 claimed indirect costs. We have settled our rates through 2007. We timely submitted our indirect cost proposals for all open fiscal years. We have recorded revenue on federal government contracts in amounts we expect to realize.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company accounts for goodwill and other intangible assets in accordance with the provisions of ASC 350 – Intangibles-Goodwill and Other. Alion operates in one segment and tests goodwill at the reporting unit level. There are two reporting units. We do not allocate corporate debt to our reporting units. We treat our corporate debt as part of our capital structure. We review goodwill for impairment in the fourth quarter each year, and whenever events or circumstances indicate goodwill might be impaired. We are required to recognize an impairment loss to the extent our goodwill carrying value at the reporting unit level exceeds fair value. Evaluating goodwill involves significant management estimates. To date, our annual reviews have resulted in no goodwill impairment adjustments. See Note 8 for a detailed discussion of the Company’s goodwill impairment testing process.

Intangible Assets

Alion amortizes intangible assets as it consumes economic benefits over estimated useful lives. As of March 31, 2014, the Company had approximately $1.4 million in net intangible assets, including contracts purchased in the JJMA acquisition and purchased software licenses. The JJMA contract portfolio has a remaining useful life of approximately 1.4 years.

Redeemable Common Stock

There is no public market for Alion’s redeemable common stock and therefore no observable price for its equity, individually or in the aggregate. The Employee Stock Ownership Plan (ESOP) Trust holds all the Company’s outstanding common stock. The ESOP is a component of the Alion Science and Technology Employee Ownership, Savings and Investment Plan (the Plan or the KSOP). Under certain circumstances, ESOP beneficiaries can require the ESOP Trust to distribute the value of their beneficial interests. The Internal Revenue Code (IRC) and the Employee Retirement Income Security Act (ERISA) require the Company to offer ESOP participants who receive Alion common stock a liquidity put right. The put right requires the Company to purchase distributed shares at their then-current fair market value at any time during two put option periods. Common stock distributed by the ESOP Trust is subject to a right of first refusal. Prior to any subsequent transfer, shares must first be offered to the Company and then to the ESOP Trust. Eventual redemption of shares of Alion common stock as a result of distributions is outside the Company’s control. Therefore, Alion classifies its outstanding shares of redeemable common stock as other than permanent equity.

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Alion records changes in the reported value of its outstanding common stock through an offsetting charge or credit to accumulated deficit. The Company recognizes changes in the fair value of its redeemable common stock in connection with mid-year and annual ESOP valuations on March 31 and September 30 each year. In March 2014, Alion amended the KSOP to permit delaying the valuation report, the Company’s mid-year ESOP contribution, and its mid-year sale of common stock to the ESOP Trust until after the Company concludes its pending refinancing transactions. The Company did not make its mid-year ESOP stock contribution in March and did not sell any common stock to the ESOP Trust in March 2014.

Alion’s accumulated deficit at March 31, 2014, includes a $67.5 million cumulative benefit for changes in share price through September 2013 that reduced the Company’s aggregate share redemption obligation. The Company has yet to recognize a share-price related change in its share redemption obligation in fiscal 2014. Outstanding redeemable common stock had an aggregate fair value of approximately $61.0 million as of March 31, 2014 based on an $8.10 price per share as of the September 2013 valuation.

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

Fair Value of Financial Instruments

Alion is required to disclose the fair value of its financial instruments but is not required to record its senior debt at fair value. See Note 10 for a discussion of Alion’s current debt and Note 11 for the related fair value disclosures. The fair value of cash, cash equivalents, accounts payable and accounts receivable does not differ materially from carrying value because of the short maturity of those instruments.

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

Recently Issued Accounting Pronouncements

In April 2014, FASB issued Accounting Standards Update 2014-08 (ASU 2014-08) Reporting Discontinued Operations and Disclosures of Disposals of a Component of an Entity. ASU 2014-08 updates ASC 205 – Presentation of Financial Statements (ASC 205) and ASC 360 – Property, Plant and Equipment. ASU 2014-08 changes the rules for reporting discontinued operations and is intended to simplify guidance and reduce complexity and compliance costs.

In general, ASU 2014-08 requires an entity to report in discontinued operations any disposal of a component of an entity or a group of components of an entity where the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. ASU 2014-08 also applies discontinued operations treatment when a component or group of components has been classified as held for sale.

ASU 2014-08 eliminates many disposals from discontinued operations presentation that are either routine in nature or that do not represent a strategic change for an entity. It requires expanded disclosures both for discontinued operations and for disposals of individually significant components of an entity that do not qualify for discontinued operations presentation.

ASU 2014-08 requires an entity to disclose a discontinued operation’s major line items of pretax profit or loss; and either its operating and investing cash flows; or its depreciation, amortization, capital expenditures, and significant noncash operating and investing items. An entity must also reconcile a discontinued operation’s major line items of pretax profit and loss to that operation’s after-tax profit or loss. ASU 2014-08 requires an entity to separately present a discontinued operation’s assets and liabilities in its statement of financial position as of each date presented.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For disposals of individually significant components of an entity that do not qualify for discontinued operations presentation, ASU 2014-08 requires an entity to disclose the component’s pretax profit or loss. The disclosures are required for all periods in which an entity reports net income.

In the initial period that an entity classifies an asset as held for sale that qualifies for discontinued operations presentation, ASU 2014-08 requires the entity to disclose the discontinued operation’s major classes of assets and liabilities for each date for which the entity reports its financial position.

ASU 2014-08 is effective for all disposals or classifications of assets as held for sale that occur with fiscal years beginning on or after December 15, 2014 and interim periods within those years. The Company does not believe adopting ASU 2014-08 will affect Alion’s consolidated financial position or operating results.

(3) Employee Stock Ownership Plan (ESOP) and ESOP Trust

In December 2001, the Company adopted the Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan (the Plan, the KSOP) and established the ESOP Trust. The Plan, a tax-qualified retirement plan, includes an ESOP and a 401(k) component. In September 2013, the Internal Revenue Service (IRS) issued a determination letter that the ESOP Trust and the Plan, as amended and restated effective as of October 1, 2011, qualify under IRC Sections 401(a) and 501(a).

In September 2013, Alion adopted Amendment No. 1 to the Plan to eliminate the one-year service requirement for eligibility to receive profit sharing contributions under the Plan. Amendment No.1 was effective October 1, 2013. Also in September 2013, Alion adopted Amendment No. 2 to the Plan to delay transfer to the Company of employee salary deferrals, rollovers and transfers to be invested in the Plan’s ESOP component and to permit Alion to delay its employer contribution to the Plan for the six months ended September 30, 2013. Amendment No. 2 permitted delaying the valuation of Alion’s common stock until the due date (including extensions) for filing the Company’s fiscal 2013 federal tax return. The Company adopted Amendment No. 2 because Alion was actively engaged in attempting to refinance its debt and the refinancing terms were not yet certain. The ESOP Trustee, the board of directors and Alion management believed it was in the best interests of ESOP participants to delay the valuation until after the Company was able to resolve many refinancing uncertainties.

Notwithstanding the delays permitted by Amendment No. 2, the ESOP Trustee and its independent third-party valuation firm completed the September 2013 ESOP valuation in November 2013, in a similar timeframe as in prior years. Alion did not delay its year end employer contribution to the Plan. In December 2013, the ESOP Trustee used April 1, 2013 through September 30, 2013 employee salary deferrals, rollovers, and transfers to purchase shares of Alion common stock at $8.10 per share based on the September 2013 ESOP valuation.

In March 2014, Alion adopted Amendments Nos. 3 and 4 to the Plan. Amendment No. 3 closes the Plan to employees covered by the Service Contract Act hired or re-hired after September 30, 2014. Existing Service Contract Act employees covered by the Plan remain in the Plan as grandfathered participants.

Amendment No. 4 delayed the transfer to Alion of October 2013 to March 2014 employee salary deferrals, rollovers, and transfers to be invested in the Plan’s ESOP component and permits Alion to delay its mid-year employer contribution. Amendment No. 4 also permits a delay in the mid-year ESOP valuation until the due date (including extensions) for filing Alion’s fiscal 2014 federal tax return. The ESOP Trustee, the board of directors and Alion management believe that delaying the mid-year valuation until after the Company has completed its refinancing is in the best interests of ESOP participants.

The Company believes the Plan and the ESOP Trust have been designed and are being operated in compliance with applicable IRC requirements.

(4) Loss Per Share

Basic and diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding excluding the impact of warrants. Warrants are anti-dilutive for all periods presented even after

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

including required adjustments to the earnings per share numerator. On March 22, 2010, Alion issued 310,000 Units that included the Secured Notes and warrants to purchase 602,614 shares of Alion common stock (now 602,741 shares). The Secured Note warrants have a penny per share exercise price, are currently exercisable and expire March 15, 2017. The Secured Note warrants are not redeemable or puttable; they are classified as permanent equity.

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

Terminating ESOP participants can hold or immediately sell their distributed shares to the Company. If a participant elects to hold distributed shares, the IRC and ERISA require Alion to offer a put option to allow the recipient to sell stock to Alion at the estimated fair value share price based on the most recent price at which the Company was able to sell shares to the ESOP Trust ($8.10 at September 30, 2013). The put right requires Alion to purchase distributed shares during two put option periods at then-current fair market value.

Consistent with its duty of independence from Alion management and its fiduciary responsibilities, the ESOP Trustee retains an independent third party valuation firm to assist it in determining the fair market value (share price) at which the Trustee may acquire or dispose of investments in Alion common stock. Alion adopted a Plan amendment in September 2013 and another in March 2014 to permit delaying each of those ESOP valuations until the due date for filing the Company’s federal tax return. The September 30, 2013 valuation occurred on its normal schedule and the Company made its year end ESOP contribution effective as of September 30, 2013. The Company did not make its mid-year ESOP contribution in March 2014.

The Company intends to make its mid-year ESOP contribution after the ESOP Trustee next determines the share price at which to acquire or dispose of investments in Alion common stock. Alion expects the next ESOP valuation of its common stock will occur after the Company has concluded refinancing its debt.

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

The reported value of Alion’s share redemption liability at March 31, 2014 is based on the $8.10 price per share at which the Company was most recently able to sell common stock to the ESOP Trust based on a valuation performed for the ESOP Trustee as of September 30, 2013. The Company and the Plan deferred the mid-year ESOP valuation which typically occurs as of March 31st until the closing of a refinancing transaction which is anticipated to have a dilutive effect on existing shareholders. The carrying value of the redeemable common stock liability does not reflect potential changes in the price of a share of Alion common stock that could arise from a refinancing transaction or other factors that could materially affect the share price in the future.

ESOP Share Redemptions

Typically our mid-year ESOP valuation period ends on March 31st. We amended the Plan to delay the mid-year valuation and report until after Alion concludes its pending refinancing transaction. Interest rates, market-based factors and volatility, the effects of Alion’s refinancing, along with Alion’s current fiscal year financial results will affect the future value of a share of our common stock.

After each year-end and mid-year valuation, the Plan permits beneficiaries and former employees to request distribution of their vested ESOP account balances. Consistent with the terms of the Plan, IRC requirements, and our established practice, we intend to pay distribution requests in five annual installments and to defer initial payments as permitted. The Plan allows Alion to defer initial installment distributions for six years for former employees who are not disabled, deceased or retired. We plan to meet future distribution demands through operating cash flows, and if necessary, access to Alion’s revolving credit facility.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We monitor future potential repurchase liability cash flow demands by relying in part on internal and external financial models that incorporate Plan census data and financial inputs intended to simulate changes in Alion’s share price. We use these forecasts to avoid, to the extent practicable, surges in redemption-related demands on Alion’s future cash flows.

Even with these models, we cannot accurately predict the extent to which ESOP repurchases and diversification demands may increase in future years. As more employees meet statutory and Plan-specific age and length of service requirements, potential diversification demands may increase. Although these demands could rise if the price of a share of Alion common stock were to increase, the most recent decline in our share price materially reduced the value of each individual Plan participant’s beneficial interest. Price declines like those we have experienced over the past five valuations can lead to an upturn in the number of individuals making diversification demands. However, even if greater numbers of individuals sought to diversify their ESOP investments, lower values for individual account balances make it unlikely their elections would materially increase the aggregate value of near-term demands on our cash to fund ESOP-related transactions.

As a result of the declines in the price of a share of Alion common stock, our existing analyses do not forecast material increases in the level of estimated future share redemption cash outflows. While we are able to determine the current value of existing demands for future share redemptions based on the current price of a share of Alion common stock, we are only able to forecast cash flow demands for participants who have already commenced redeeming their shares and only for the four years subsequent to their initial share redemption payout. As of March 31, 2014, based on our current $8.10 share price, we estimate we will have to pay out the amounts listed below later this year and over the next four fiscal years. Any future changes in our share price would impact the estimated share redemption payouts.

Estimated Share Redemption Payouts

Fiscal Year Ending September 30,	Amounts (in thousands)
Remainder of 2014	$1,164
2015	1,731
2016	1,388
2017	960
2018	192

Total estimated pay outs	$5,435

(6) Accounts Receivable

Accounts receivable at March 31, 2014 and September 30, 2013 consisted of the following:

	March 31, 2014	September 30, 2013
	(In thousands)
Billed receivables and amounts billable as of the balance sheet date	$96,929	$102,211
Unbilled receivables:
Amounts billable after the balance sheet date	30,077	36,693
Revenues recorded in excess of milestone billings on fixed price contracts	3,134	3,289
Revenues recorded in excess of estimated contract value or funding	19,043	14,605
Retainages and other amounts billable upon contract completion	19,717	19,557
Allowance for doubtful accounts	(3,913)	(3,751)

Total Accounts Receivable	$164,987	$172,604

Billed accounts receivable include invoices issued to customers for services performed as of the balance sheet date. Unbilled accounts receivable represent revenue recognized as of the balance sheet date for which Alion has yet to issue invoices to customers. Amounts that are currently billable are expected to be invoiced to customers within the next twelve months. Fixed-price contract revenue in excess of milestone billings is not yet contractually billable. Revenue in excess of contract value or funding is billable when Alion receives contract amendments or modifications. Approximately $134.0 million (79%) and $137.5 million (78%) of contract receivables at March 31, 2014 and September 30, 2013 were from federal government prime contracts.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2014, Alion had recognized $72.0 million in revenue in excess of billings on uncompleted contracts including approximately $19.0 million for customer-requested work for which the Company had not received contracts or contract modifications. At September 30, 2013, Alion had recognized $74.1 million in revenue in excess of billings on uncompleted contracts including approximately $14.6 million for customer-requested work for which the Company had not received contracts or contract modifications.

Retainages and other unbilled amounts are billable upon contract completion or completion of DCAA audits. In keeping with industry practice, Alion classifies all contract-related accounts receivable as current assets based on contractual operating cycles which frequently exceed one year. Except for $19.7 million at March 31, 2014, the Company expects to invoice and collect unbilled receivables within the next twelve months.

(7) Property, Plant and Equipment

	March 31, 2014	September 30, 2013
	(In thousands)
Leasehold improvements	$12,609	$12,984
Equipment and software	35,518	35,203

Total cost	48,127	48,187
Less: accumulated depreciation and amortization	(39,523)	(38,519)

Net Property, Plant and Equipment	$8,604	$9,668

Depreciation for fixed assets and leasehold amortization expense was approximately $680 thousand and $809 thousand for the three months ended March 31, 2014 and 2013. It was $1.5 million and $1.6 million for the six months ended March 31, 2014 and 2013.

(8) Goodwill

The Company accounts for goodwill and other intangible assets according to ASC 350 Intangibles – Goodwill and Other (ASC 350) which requires that Alion review goodwill at least annually for impairment or more frequently if events or circumstances indicate goodwill might be impaired. The Company performs this review at the end of each fiscal year. As of September 30, 2013, Alion had approximately $398.9 million in goodwill. There were no changes to the goodwill carrying amount for the years ended September 30, 2013 and 2012, nor were there any significant events this year that indicated a potential impairment to goodwill as of March 31, 2014.

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Alion negotiated and executed each of its acquisitions on a cash-free, debt-free basis and therefore did not allocate to its reporting units any of the corporate debt the Company issued to fund its acquisitions. Alion’s debt is part of its capital structure, and therefore this debt has always resided at the corporate level. The Company has consistently applied its accounting policy with regard to assigning assets and liabilities to reporting units and retaining debt at the corporate level. The Company has not allocated its debt to its reporting units either to determine their carrying value or to test reporting unit goodwill for potential impairment.

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

Alion has assigned specific contracts and task orders to each reporting unit which, with goodwill, represent each reporting unit’s principal assets. Although the Company does not maintain complete financial information for its reporting units and therefore is unable to prepare reporting unit balance sheets or statements of cash flows, the Company is able to prepare a discounted cash flow analysis in order to test reporting unit goodwill for potential impairment.

Alion bases its discounted cash flow analysis on each reporting unit’s contract portfolio, anticipated contract revenue stream and historical contract operating margins. Historically, Alion has had minimal interest expense related to operations and low working capital levels which make net contract margins a reliable means of estimating and forecasting reporting unit cash flows.

Alion’s current liquidity issues do not materially affect the Company’s goodwill impairment analyses. The Company’s significant interest expense and liquidity demands arise from its Secured and Unsecured Notes, which are part of Alion’s capital structure and thus not allocated to its reporting units. Alion’s operating activities and its reporting units do not face any material interest expense or demands on liquidity that materially affect the Company’s discounted cash flow analysis based on contract portfolios and operating margins.

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

In Alion’s fiscal 2013 impairment testing, market multiples for trailing twelve month EBITDA for comparable companies (publicly traded professional services government contractors) ranged from a low of 7.6 to a high of 18.2, with

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

a median value of 13.4. Market multiples for trailing twelve month revenue ranged from a low of 0.30 to a high of 3.01, with a median value of 1.36. Management based its goodwill impairment testing valuation on discounted cash flows, and revenue and EBITDA multiples. Management discounted median market multiples by approximately 30% to reflect Alion’s recent financial performance compared to its peers and the significant uncertainties in the professional services government contracting marketplace likely to adversely affect future financial performance. Management used a weighted average cost of capital rate of 13.0% derived from market-based inputs, the tax-effected interest cost of Alion’s outstanding debt and a hypothetical market participant capital structure. Management estimates future years’ EBITDA based on Alion’s reporting units’ historical adjusted EBITDA as a percentage of revenue. To the extent that management’s analysis included forecasts of future revenue growth, management based such estimates on existing contract backlog, recent contract wins, current year performance and new business opportunities. Management analyzed goodwill for impairment using a range of near-term growth values of 0-4% and a range of 0-4% for longer-term out year forecasts.

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

Management determined that, on an enterprise value basis, Alion’s reporting units have positive carrying value. Reporting unit carrying values are positive because they do not include any allocation of the corporate debt that is an integral component of the Company’s capital structure. If Alion were to allocate to corporate debt to its reporting units, carrying values would be negative rather than positive. In reviewing its discounted cash flow analysis prepared for testing goodwill for potential impairment, management considered macroeconomic and other conditions such as:

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

Alion completed its most recent goodwill impairment analysis in the fourth quarter of fiscal 2013 and concluded no goodwill impairment existed as of September 30, 2013. Management determined the totality of events and circumstances would not have supported a decision to roll forward its prior year goodwill impairment analysis and avoid performing a Step One goodwill impairment analysis. Management chose to perform a Step One analysis which supported a comparable enterprise value for Alion as of September 30, 2013 compared to September 30, 2012. September 30, 2013 estimated discounted future cash flows decreased less than 1.0% compared to September 30, 2012. The estimated fair value of Alion’s

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

outstanding debt increased approximately 10 percent from September 30, 2012 to September 30, 2013. This was due to shortening maturities and a higher outstanding balance for secured debt and notwithstanding fiscal 2013 unsecured debt redemptions. As a result of changes in Alion’s estimated enterprise fair value and the increased value of Alion’s outstanding debt, the estimated fair value of Alion’s outstanding redeemable common stock declined approximately 50% from September 30, 2012 to September 30, 2013.

As of September 30, 2013, the estimated fair value of each reporting unit exceeded its positive carrying value. Consistent with prior years’ disclosures, the changes in discounted cash flows for fiscal 2013 compared to fiscal 2012 did not result in an impairment to goodwill. The results of Alion’s Step One impairment testing make it unlikely that a reasonably probable change in assumptions would have triggered an impairment. A hypothetical 10% decrease in fair value would not have resulted in impairment to goodwill for either reporting unit or triggered the need to perform additional Step Two analyses for either reporting unit.

The tables below show goodwill, carrying value, estimated fair value, and excess of estimated fair value over carrying value for Alion’s reporting units as of September 30, 2013 and 2012.

	Goodwill	Carrying Value	Estimated Fair Value	Excess of Estimated Fair Value over Carrying Value
	at September 30, 2013
Sector	(In millions, except percentages)
TEOSS	$201.9	$187.3	$259.2	$71.9	38%
EISS	197.0	184.1	222.1	38.0	21%

Total	$398.9	$371.4	$481.3	$109.9	30%

	Goodwill	Carrying Value	Estimated Fair Value	Excess of Estimated Fair Value over Carrying Value
	at September 30, 2012
Sector	(In millions, except percentages)
TEOSS	$201.9	$197.7	$258.4	$60.7	31%
EISS	197.0	193.2	227.6	34.4	18%

Total	$398.9	$390.9	$486.0	$95.1	24%

(9) Intangible Assets

Intangible assets consist primarily of contracts acquired in the JJMA transaction and internal-use engineering designs. The table below shows intangible assets as of March 31, 2014 and September 30, 2013.

	March 31, 2014			September 30, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Purchased contracts	$111,635	$(110,234)	$1,401	$111,635	$(109,795)	$1,840
Internal use software and engineering designs	3,182	(3,154)	28	3,182	(2,982)	200

Total	$114,817	$(113,388)	$1,429	$114,817	$(112,777)	$2,040

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average remaining amortization period of intangible assets was approximately 17 months at March 31, 2014 and 20 months at September 30, 2013. Amortization expense was approximately $305 thousand and $1.1 million for the three months ended March 31, 2014 and 2013 and approximately $611 thousand and $2.6 million for the six months ended March 31, 2014 and 2013. Estimated aggregate amortization expense for the next five years and thereafter is as follows.

(In thousands)

2014 (for the remainder of the fiscal year)	$467
2015	737
2016	141
2017	51
2018	33
2019	—
Thereafter	—

$1,429

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(10) Current Debt

As of March 31, 2014, Alion’s existing debt structure included three items of current debt: a $35 million revolving credit facility; $235 million in Unsecured Notes and; $333.1 million in Secured Notes ($310 million in initial face value plus $23.1 million in paid in kind (PIK) interest notes issued). Except as set out below, the Company is in compliance with each of the affirmative, negative and financial covenants in its existing debt agreements as of March 31, 2014.

We reclassified the Secured Notes from long term to current debt in the first quarter of fiscal 2014 and did the same for our Unsecured Notes in the second quarter of fiscal 2014. Our Secured Notes were reclassified to current liabilities based on their November 1, 2014 maturity. Our Unsecured Notes were reclassified to current liabilities based on their February 1, 2015 maturity. Had there been any balance drawn under the Credit Agreement as of March 31, 2014, that amount would also have been classified as a current liability because the Credit Agreement was set to expire on August 22, 2014.

Our Credit Agreement financial statement covenant required an audit opinion without a “going concern” explanatory note or any similar qualification or exception and without any qualification or exception as to the scope of such audit. In December 2013 the Credit Agreement lenders agreed to waive this covenant for fiscal 2013 through and including February 21, 2014. The Company paid no fee for this waiver. At the end of fiscal 2013, the Company had no balance drawn on the Credit Agreement revolving credit facility. At the date of the initial waiver, the Company did have a balance drawn on the Credit Agreement revolving credit facility.

To extend the “going concern” waiver through March 31, 2014, Alion paid the Credit Agreement lenders $175,000. The Company paid an additional $175,000 fee because it had not refinanced the Credit Agreement by March 23, 2014. Alion paid the Credit Agreement lenders an additional $350,000 to extend the “going concern” waiver through April 30, 2014. Alion’s lenders granted the Company a further no-cost extension of the covenant waiver through May 2, 2014. In all, the Company paid a total of $700,000 in fiscal 2014 for Credit Agreement covenant waivers.

As set out below in Note 21 – Subsequent Events, the Company and Wells Fargo Bank entered into a new revolving credit agreement effective May 2, 2014 which amended and restated the existing Credit Agreement and substituted Wells Fargo as the sole lender and administrative agent. Under the Amended and Restated Revolving Credit Facility, the new lender excepted the “going concern” explanatory note in the December 2013 audit opinion from the Amended and Restated Revolving Credit Facility covenant concerning delivery of audit opinions to the new lender. The Wells Fargo Agreement expires August 1, 2014.

At the date of the February 2014 waiver, Alion had $10 million outstanding on the Credit Agreement revolving credit facility. On April 1, 2014 the Company had no balance drawn on the revolving credit facility when the lenders extended the covenant waiver through April 30, 2014. On April 30, 2014 the Company had no balance drawn on the revolving credit facility when the lenders further extended the covenant waiver through May 2, 2014.

Absent the initial and subsequent waivers, Alion would not have been able to use its revolving credit facility to borrow money. Had the Credit Agreement lenders not granted the initial or subsequent waivers, they would have had the right to demand the Company immediately repay any amounts outstanding under the revolving credit facility. On each waiver date, the balance drawn on the Credit Agreement revolving credit facility was less than $30 million. Therefore, there was no potential cross default on the Company’s other outstanding indebtedness.

Current Debt - Credit Agreement

The Company was able to use the Credit Agreement revolving credit facility for working capital, permitted acquisitions and general corporate purposes. This included up to $35.0 million in letters of credit and up to $5.0 million in short-term swing line loans. At March 31, 2014, the Company had $4.0 million in outstanding letters of credit and no balance actually drawn.

Security. The Credit Agreement was secured by a first priority security interest in all current and future tangible and intangible property of Alion and its guarantor subsidiaries, IPS, CATI, METI, JJMA, BMH, WCI, WCGS, MA&D and Alion International Corporation. In March 2010, Alion and the subsidiary guarantors entered into an Intercreditor Agreement with Wilmington Trust Company and Credit Suisse AG, Cayman Islands Branch to grant Credit Agreement lenders a super priority right of payment with respect to the underlying collateral compared to Secured Note holders’ rights.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Guarantees. Alion’s Credit Agreement obligations were guaranteed by its 100% owned subsidiaries, IPS, CATI, METI, JJMA, BMH, WCI, WCGS, MA&D and Alion International Corporation. These subsidiaries also guarantee all the Company’s Secured Note and Unsecured Note obligations (described below).

Interest and Fees. Alion could choose whether the Credit Agreement loans were to bear interest at one of two floating rates using either a Eurodollar rate or an alternative base rate. The minimum interest rate was 8.5%. The minimum Eurodollar interest rate was 2.5% plus 600 basis points. The minimum alternate base rate was 3.5% plus 500 basis points.

Other Fees and Expenses. Each quarter, Alion was required to pay a commitment fee of 175 basis points per year on the prior quarter’s daily unused Credit Agreement balance. The Company paid approximately $107 thousand and $131 thousand in commitment fees for the three months ended March 31, 2014 and 2013. The Company paid approximately $232 thousand and $273 thousand in commitment fees for the six months ended March 31, 2014 and 2013. Alion was required to pay letter-of-credit issuance and administrative fees, and up to a 25 basis point fronting fee and interest in arrears each quarter on all outstanding letters of credit. The interest rate was based on the Eurodollar loan rate which was 6.0% as of September 30, 2013. The Company was also required to pay an annual agent’s fee.

Covenants. The Credit Agreement required Alion to achieve minimum trailing twelve month Consolidated EBITDA levels which increased over the life of the agreement. The fiscal 2014 required minimum was $65.5 million through August 22, 2014.

The Credit Agreement defined Consolidated EBITDA as net income or loss in accordance with GAAP, plus employee compensation expense payments invested in Alion common stock, plus the following items, without duplication, to the extent deducted from or included in net income or loss:

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

The Credit Agreement restricted us from doing any of the following without the prior consent of syndicate lenders that extended more than 50 percent of the aggregate amount of all Credit Agreement loans then outstanding:

•	incur additional debt other than permitted additional debt;

•	grant certain liens and security interests;

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•	enter into sale and leaseback transactions;

•	make certain loans and investments including acquisitions of businesses, other than permitted acquisitions;

•	consolidate, merge or sell all or substantially all our assets;

•	pay dividends or distributions other than distributions required by the ESOP Plan or by certain legal requirements;

•	make certain payments for subordinated indebtedness;

•	enter into certain transactions with our shareholders and affiliates;

•	enter into agreements which restrict our ability to incur liens or which restrict the ability of our subsidiaries to pay dividends

•	change lines of business;

•	repay subordinated debt before it is due;

•	redeem or repurchase certain equity;

•	enter into certain transactions not permitted under ERISA;

•	change the terms of our other indebtedness or our KSOP in a way materially disadvantageous to us;

•	make more than $8 million in capital expenditures in any fiscal year;

•	pay certain earn-outs in connection with permitted acquisitions; or

•	change our fiscal year.

The Credit Agreement contained customary events of default including, without limitation:

•	breach of representations and warranties;

•	payment default;

•	uncured covenant breaches;

•	default under certain other debt exceeding an agreed amount;

•	bankruptcy and certain insolvency events;

•	incurrence of a civil or criminal liability in excess of $5 million of Alion or any subsidiary arising from a government investigation;

•	unstayed judgments in excess of an agreed amount;

•	failure of any Credit Agreement guarantee to be in effect;

•	failure of the security interests to be valid, perfected, first priority security interests in the collateral;

•	notice of debarment, suspension or termination under a material government contract;

•	actual termination of a material contract due to alleged fraud, willful misconduct, negligence, default or any other wrongdoing;

•	certain uncured defaults under our material contracts;

•	certain ERISA violations;

•	imposition on the ESOP Trust of certain taxes in excess of an agreed amount;

•	final determination the ESOP is not a qualified plan;

•	so long as any Secured Notes remain outstanding, the Intercreditor Agreement shall fail to be effective;

•	a borrowing which would cause us to exceed a certain cash balance limit;

•	failure to provide within 90 days of fiscal year-end, consolidated, comparative financial statements audited by an independent public accountant of recognized national standing with an opinion of such accountant that shall not include a “going concern” explanatory note or similar limitation, or

•	a change of control.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Alion depends heavily on federal government contracts. Delays in the federal budget process, reduced federal spending, budget cuts, sequestration, government shut downs and fiscal and political uncertainties have affected and in the future could adversely affect Alion’s fiscal 2014 revenue. Despite uncertainties in the government contracting professional services marketplace, particularly the prospect of further sequestration-related effects and/or Department of Defense programmatic and budgetary cuts, Alion was able to generate sufficient revenue and EBITDA over the life of the Credit Agreement to comply with Credit Agreement financial and non-financial covenants.

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

Guarantees. The Company’s obligations under the Secured Notes are guaranteed by the Company’s 100% owned subsidiaries, IPS, CATI, METI, JJMA, BMH, WCI, WCGS, MA&D and Alion International Corporation.

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

Covenants. As of March 31, 2014, Alion was in compliance with the covenants set forth in the Indenture governing its 12% Secured Notes (Secured Note Indenture). The Secured Note Indenture does not contain any financial covenants.

A Secured Note Indenture covenant restricts our ability to incur additional debt. Defined terms in the Secured Note Indenture include: Net Available Cash, Total Assets, Restricted Subsidiaries, Indebtedness, Adjusted EBITDA and Consolidated Interest Expense. Alion and its Restricted Subsidiaries may not issue, incur, assume, guarantee, or otherwise become liable for any debt unless our Adjusted EBITDA to Consolidated Interest Expense ratio is greater than 2.0 to 1.0. Adjusted EBITDA under the Secured Note Indenture differs from Consolidated EBITDA as defined in our Credit Agreement. Adjusted EBITDA is less than Consolidated EBITDA because it does not include employee investments in Alion common stock. Our Adjusted EBITDA to Consolidated Interest Expense ratio was 0.91 to 1.0 as of September 30, 2013 ($69.0 million in Adjusted EBITDA to $75.7 million in Consolidated Interest Expense). Our ratio was 0.85 to 1.0 as of March 31, 2014 ($65.1 million in Adjusted EBITDA to $76.5 million in Consolidated Interest Expense). Even if Adjusted EBITDA is not at least two times Consolidated Interest Expense, we may incur other permitted debt including:

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

Optional Redemption. From April 1, 2013 through September 30, 2013, the Company was permitted to redeem all or a portion of the Secured Notes at 105% of principal, plus accrued and unpaid interest to the redemption date. From October 1, 2013 through March 31, 2014 the redemption price was 103% of principal, plus accrued and unpaid interest to the redemption date. The Company is no longer required to pay a redemption premium.

Current Debt - Unsecured Notes

In February 2007, Alion issued and sold $250.0 million of its private 10.25% senior unsecured notes due February 1, 2015 (Unsecured Notes) to Credit Suisse, which informed the Company it had resold most of the notes to qualified institutional buyers. In June 2007, Alion exchanged the private Unsecured Notes for publicly tradable Unsecured Notes with the same terms. Alion’s 100% owned subsidiaries, IPS, CATI, METI, JJMA, BMH, WCI, WCGS, MA&D and Alion International Corporation guarantee the Unsecured Notes. From time to time, Alion has repurchased some of its outstanding Unsecured Notes in open market transactions. Through March 31, 2014, the Company had repurchased $15 million worth of Unsecured Notes: $2 million in November 2010; $3 million in June 2011, $5 million in June 2013 and an additional $5 million in July 2013. The Company recognized a gain on debt extinguishment for each Secured Note repurchase. In fiscal 2013, the Company recognized a $3.9 million gain; there were no debt extinguishments in fiscal 2012. In 2011, the Company recognized a $939 thousand debt extinguishment gain.

Interest and Fees. The Unsecured Notes bear interest at 10.25% per year, payable semi-annually in arrears on February 1 and August 1. Alion pays interest to holders of record as of the immediately preceding January 15 and July 15. The Company must pay interest on overdue principal or interest at 11.25% per annum to the extent lawful.

Covenants. There are no financial covenants in the Unsecured Note Indenture. As of March 31, 2014, we were in compliance with Unsecured Note Indenture non-financial covenants.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A covenant in the Unsecured Note Indenture restricts our ability to incur additional debt. Defined terms in the Unsecured Note Indenture include: Net Available Cash, Total Assets, Restricted Subsidiaries, Indebtedness, Adjusted EBITDA and Consolidated Interest Expense. Alion and its Restricted Subsidiaries may not issue, incur, assume, guarantee, or otherwise become liable for any indebtedness unless our Adjusted EBITDA to Consolidated Interest Expense ratio is greater than 2.0 to 1.0. Adjusted EBITDA under the Unsecured Note Indenture differs from Consolidated EBITDA as defined in our Credit Agreement. Adjusted EBITDA is less than Consolidated EBITDA because it does not include employee investments in Alion common stock. Our Adjusted EBITDA to Consolidated Interest Expense ratio was 0.91 to 1.0 as of September 30, 2013 ($69.0 million in Adjusted EBITDA to $75.7 million in Consolidated Interest Expense). Our ratio was 0.85 to 1.0 as of March 31, 2014 ($65.1 million in Adjusted EBITDA to $76.5 million in Consolidated Interest Expense). Even if Adjusted EBITDA is not at least two times Consolidated Interest Expense, we may incur other permitted debt including:

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

Optional Redemption. We may redeem all or a portion of the Unsecured Notes at par plus accrued and unpaid interest to the redemption date. Alion needs to refinance some if not all its senior debt prior to maturity in November

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2014 and February 2015 when the Company will have to payout more than $600 million over a three-month period. We are uncertain if the Company will be able to refinance these obligations or if refinancing terms will be favorable. The table below sets out accrued unpaid interest as of March 31, 2014 and September 30, 2013.

	March 31,	September 30,
	2014	2013
	(In thousands)
Secured Notes	$4,367	$13,741
Unsecured Notes	13,879	4,017

Total	$18,246	$17,758

As of March 31, 2014, Alion must make the following principal repayments (face value) for its outstanding debt. Secured and Unsecured Note face values exceed carrying values. Carrying value includes debt issue costs which include the unamortized balances of: original issue discount; third-party debt issue expenses; and the initial fair value of common stock warrants issued in connection with the Secured Notes.

Future Payments by Fiscal Year:	2014	2015	Total
	(In thousands)
Secured Notes and PIK Interest(1)	$—	$339,788	$339,788
Unsecured Notes(2)	—	235,000	235,000

Total Principal Payments	$—	$574,788	$574,788

1.	The Secured Notes due November 2014 include $310 million of debt issued in March 2010 and an estimated $29.8 million in PIK interest added to principal over the life of the notes. As of March 31, 2014, the $330.3 million carrying value on the face of the balance sheet included $310 million in principal, $23.1 million in PIK notes issued; $2.8 million in accrued PIK interest and is net of $5.6 million in aggregate unamortized debt issue costs. Initial debt issue costs consist of $7.7 million in original issue discount, $13.5 million in third-party costs and $20.8 million for the Secured Note warrants’ initial fair value.
2.	As of March 31, 2014, the Unsecured Notes due February 2015 include $235 million in principal and approximately $756 thousand in unamortized debt issue costs (initially $7.1 million). Since issuing the Unsecured Notes, the Company has repurchased $15 million in principal.

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

	March 31, 2014		September 30, 2013
	(In thousands)
	Secured Notes	Unsecured Notes	Secured Notes	Unsecured Notes
Face value of original notes outstanding	$310,000	$235,000	$310,000	$235,000
PIK interest notes issued	23,086	—	19,788	—

Face value of outstanding notes	$333,086	$235,000	$329,788	$235,000
PIK interest notes to be issued	2,777	—	2,748	—

Face value of notes outstanding and notes to be issued	$335,863	$235,000	$332,536	$235,000
Less: unamortized debt issue costs	(5,556)	(756)	(10,250)	(1,168)

Carrying value	$330,307	$234,244	$322,286	$233,832

Fair value of outstanding notes	$335,770	$167,846	$335,295	$151,928

(12) Secured Note Common Stock Warrants

On March 22, 2010, Alion issued 310,000 Units consisting of $1,000 of Secured Note face value and a warrant to purchase 1.9439 shares of Alion common stock. When issued, the Secured Note warrants entitled holders to purchase a total of 602,614 shares of Alion common stock. Each Secured Note warrant has an exercise price of a penny per share; the Secured Note warrants are not redeemable for cash.

The Company registered the Secured Notes, but is not required to register the warrants. The Units separated into Secured Notes and warrants on June 22, 2010. Each warrant became exercisable on March 22, 2011 and expires on March 15, 2017.

The Secured Note warrants have anti-dilution protection to offset the effect of shares issued below fair value on the date of issuance. On March 31, 2011, Alion issued shares to the ESOP Trust at the September 2010 ESOP valuation share price ($26.65) which was less than the March 2011 ESOP valuation share price ($27.15). As a result, Secured Note warrant holders became entitled to purchase a total of 602,741 shares of Alion common stock.

The Secured Note warrants had an initial fair value of approximately $20.8 million based on Alion’s former share price of $34.50. Alion recognized the value of the warrants as part of the debt issue costs for the Secured Notes and recorded a corresponding credit to equity. The Company accounts for the Secured Note warrants as equity and reassesses this classification each reporting period. The Company identified no required changes in accounting treatment as of March 31, 2014.

(13) Leases

Future minimum lease payments under non-cancelable operating leases for buildings, equipment and automobiles at March 31, 2014 are set out below. Alion subleases some excess capacity to subtenants under non-cancelable operating leases.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Lease Payments for Fiscal Years Ending	(In thousands)
2014 (for the remainder of fiscal year)	$13,056
2015	25,471
2016	21,546
2017	18,112
2018	15,259
2019	6,458
And thereafter	12,965

Gross lease payments	$112,867
Less: non-cancelable subtenant receipts	(1,776)

Net lease payments	$111,091

Composition of Total Rent Expense

	Six Months Ended
	March 31,
	2014	2013
	(In thousands)
Minimum rentals	$11,568	$10,849
Less: Sublease rental income	(282)	(284)

Total rent expense, net	$11,286	$10,565

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

In September 2013, Alion amended the KSOP to permit the Company to delay its contribution to the Plan for the six months ended September 30, 2013 and to delay transfer to the Company of employee contributions for investment in the ESOP component of the Plan. The Company made its September 30 contribution on the same schedule as it had done in the past. In December 2013, the ESOP Trust used employee funds to purchase approximately $930 thousand of Alion common stock at the September 30, 2013 price of $8.10 per share.

In March 2014, the Company adopted Amendment No. 4 to the KSOP to permit Alion to delay its mid-year contribution to the ESOP. The Company did not make its mid-year Plan contribution in March 2014. The Company expects to make its mid-year contribution after Alion has completed refinancing its debt and the ESOP Trustee has completed its next valuation of Alion’s common stock.

Based on the value of common stock contributed and to be contributed to the Plan, Alion recognized $3.4 million and $7.0 million in Plan expense for the three and six months ended March 31, 2014 and $3.8 million and $7.2 million in Plan expense for the three and six months ended March 31, 2013.

The non-cash component of ESOP expense is included in operating cash flows from changes in accrued liabilities. When the Company issues common stock to the ESOP Trust as a Plan contribution, the amount appears in the statement of cash flows as a supplemental disclosure — “common stock issued in satisfaction of employer contribution liability.”

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Alion recognizes long term incentive compensation expense based on outstanding grants’ stated values, estimated probability of achieving stated goals and estimated probable future grant values. The Company recognized $804 thousand and $1.6 million in incentive compensation expense for the three and six months ended March 31, 2014 and $742 thousand and $1.5 million in incentive compensation expense for the three and six months ended March 31, 2013.

(16) Stock Based Compensation

Alion initially adopted its Stock Appreciation Rights (SAR) Plan in 2004. The Company amended and restated the SAR Plan in January 2007; amended it in January 2010; and amended and restated the SAR Plan in June 2013. The SAR Plan expires in November 2016. The most recent SAR Plan amendment revises certain change in control provisions.

The chief executive officer may award SARs as he deems appropriate. Awards vest ratably over four years with payment following the grant date fifth anniversary. Grants with no intrinsic value expire on their year-five payment date. The SAR Plan permits accelerated vesting in the event of death, disability or a change in control of the Company. Approximately 775 thousand SARs were outstanding at March 31, 2014, at a weighted average grant date fair value of $18.92 per share. No outstanding grant has any intrinsic value.

In June 2013, the Company amended and restated its Phantom Stock Plan and its Performance Shares and Retention Phantom Stock Plan. No grants are outstanding under either of these plans.

Alion recognized $87 thousand and $88 thousand in stock-based compensation expense for the three and six months ended March 31, 2014 and $48 thousand and $58 thousand in stock based compensation expense for the three and six months ended March 31, 2013.

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

(17) Income Taxes

Deferred Taxes

Alion is subject to income taxes in the U.S., various states, India and Canada. Tax statutes and regulations within each jurisdiction are subject to interpretation requiring management to apply significant judgment. Alion recorded $1.7 million and $3.4 million in goodwill-related deferred tax expense and liabilities for the three and six month periods ended March 31, 2014 and 2013. The Company recognized $5 thousand and $7 thousand in current tax expense for its Indian subsidiary for the three and six month periods ended March 2014 and no current tax expense for the three and six month periods ended March 31, 2013.

The Company expects to be able to use existing and anticipated net operating losses (NOL) to offset taxes that may become due in the future if Alion has future taxable income. Even though Alion has recorded a full valuation allowance for all deferred tax assets and is carrying a $61.6 million deferred tax liability, the Company does not expect to pay any domestic income taxes for the foreseeable future and minimal foreign income taxes for its operations in India. Alion’s ability to utilize NOL tax benefits will depend upon how much future taxable income it has and may be limited under certain circumstances. Alion does not have any NOL tax benefits it can carry back to prior years.

The Company’s effective tax rate for the six months ended March 31, 2014 was (11.0%) and (20.9%) for the six months ended March 31, 2013. As of March 31, 2014 and September 30, 2013 the net deferred tax liability was:

	March 31, 2014	September 30, 2013
	(In thousands)
Current deferred tax asset	$8,712	$9,228
Noncurrent deferred tax asset	104,317	87,812
Valuation allowance	(113,029)	(97,040)
Noncurrent deferred tax liability	(61,617)	(58,130)

Net deferred tax liability	$(61,617)	$(58,130)

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

U.S. government customers typically exercise independent contracting authority. U.S. government agencies, department offices or divisions may use Alion’s services as a separate customer directly, or through a prime contractor, if they have independent decision-making and contracting authority within their organization. U.S. government prime contracts accounted for approximately 85% and 87% of total contract revenue for the six months ended March 31, 2014, and 2013.

(19) Commitments and Contingencies

Government Audits

Federal government cost-reimbursement contract revenues and expenses in the unaudited condensed consolidated financial statements are subject to DCAA audit and possible adjustment. Alion is a major contractor and DCAA maintains an office on site to perform various audits throughout the year. The Company has settled indirect rates through 2007 based on completed DCAA audits. All subsequent years are open. We are disputing the government’s claim for penalties and interest for 2005. It is our position that the statute of limitations has expired on any government contractual claims, including any claims for penalties and interest, on our 2005 indirect rate proposal. Alion has recorded federal government contract revenue based on amounts it expects to realize upon final settlement.

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

The following information presents unaudited condensed consolidating balance sheets as of March 31, 2014 and September 30, 2013; unaudited condensed consolidating statements of operations and comprehensive loss for the three month and six month periods ended March 31, 2014 and 2013; and unaudited condensed consolidating statements of cash flows for the six months ended March 31, 2014 and 2013 of Alion, its guarantor subsidiaries and its non-guarantor subsidiaries. Investments include Alion’s investments in its subsidiaries presented using the equity method of accounting.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet as of March 31, 2014 (unaudited)

	Parent	Guarantor Companies	Non- Guarantor Companies	Eliminations	Consolidated
	(In thousands)
Current assets:
Cash and cash equivalents	$19,651	$(25)	$21	$—	$19,647
Accounts receivable, net	161,815	2,200	972	—	164,987
Prepaid expenses and other current assets	7,076	30	19	—	7,125

Total current assets	188,542	2,205	1,012	—	191,759
Property, plant and equipment, net	8,092	510	2	—	8,604
Intangible assets, net	1,429	—	—	—	1,429
Goodwill	398,921	—	—	—	398,921
Investment in subsidiaries	29,112	—	—	(29,112)	—
Intercompany receivables	2,228	28,850	7	(31,085)	—
Other assets	10,277	—	4	—	10,281

Total assets	$638,601	$31,565	$1,025	$(60,197)	$610,994

Current liabilities:
Interest payable	$18,246	$—	$—	$—	$18,246
Secured notes	330,307	—	—	—	330,307
Unsecured notes	234,244	—	—	—	234,244
Trade accounts payable	66,544	66	42	—	66,652
Accrued liabilities	39,295	98	116	—	39,509
Accrued payroll and related liabilities	43,657	353	44	—	44,054
Billings in excess of revenue earned	3,207	80	36	—	3,323

Total current liabilities	735,500	597	238	—	736,335
Intercompany payables	28,856	—	2,229	(31,085)	—
Unsecured notes	—	—	—	—	—
Accrued compensation and benefits, excluding current portion	6,223	—	—	—	6,223
Non-current portion of lease obligations	11,758	414	—	—	12,172
Deferred income taxes	61,617	—	—	—	61,617
Commitments and contingencies
Redeemable common stock	61,031	—	—	—	61,031
Common stock warrants	20,785	—	—	—	20,785
Common stock of subsidiaries	1	4,084	8	(4,093)	—
Accumulated other comprehensive loss	130	—	—	—	130
Accumulated surplus (deficit)	(287,300)	26,470	(1,450)	(25,019)	(287,299)

Total liabilities, redeemable common stock and accumulated deficit	$638,601	$31,565	$1,025	$(60,197)	$610,994

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet as of September 30, 2013 (unaudited)

	Parent	Guarantor	Non- Guarantor Companies	Eliminations	Consolidated
	(In thousands)
Current assets:
Cash and cash equivalents	$25,617	$(24)	$20	$—	$25,613
Accounts receivable, net	169,304	2,735	565	—	172,604
Receivable due from ESOP Trust	930	—	—	—	930
Prepaid expenses and other current assets	4,449	188	(154)	—	4,483

Total current assets	200,300	2,899	431	—	203,630
Property, plant and equipment, net	9,139	525	4	—	9,668
Intangible assets, net	2,040	—	—	—	2,040
Goodwill	398,921	—	—	—	398,921
Investment in subsidiaries	28,420	—	—	(28,420)	—
Intercompany receivables	1,906	27,828	—	(29,734)	—
Other assets	10,363	—	4	—	10,367

Total assets	$651,089	$31,252	$439	$(58,154)	$624,626

Current liabilities:
Interest payable	$17,758	$—	$—	$—	$17,758
Trade accounts payable	61,563	58	1	—	61,622
Accrued liabilities	39,169	144	80	—	39,393
Accrued payroll and related liabilities	37,404	517	33	—	37,954
Billings in excess of costs revenue earned	4,250	84	—	—	4,334

Total current liabilities	160,144	803	114	—	161,061
Intercompany payables	27,826	153	1,754	(29,733)	—
Secured Notes	322,286	—	—	—	322,286
Unsecured Notes	233,832	—	—	—	233,832
Accrued compensation and benefits, excluding current portion	5,736	—	—	—	5,736
Non-current portion of lease obligations	12,374	447	—	—	12,821
Deferred income taxes	58,130	—	—	—	58,130
Redeemable common stock	61,895	—	—	—	61,895
Common stock of subsidiaries	—	4,084	9	(4,093)	—
Commitments and contingencies
Common stock warrants	20,785	—	—	—	20,785
Accumulated other comprehensive loss	130	—	—	—	130
Accumulated surplus (deficit)	(252,049)	25,765	(1,438)	(24,328)	(252,050)

Total liabilities, redeemable common stock and accumulated deficit	$651,089	$31,252	$439	$(58,154)	$624,626

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations and Comprehensive Loss for the Three Months Ended March 31, 2014 (unaudited)

	Parent	Guarantor Companies	Non-Guarantor Companies	Eliminations	Consolidated
	(In thousands)
Contract revenue	$190,865	1,851	250	—	$192,966
Direct contract expense	147,823	1,067	129	—	149,019

Gross profit	43,042	784	121	—	43,947

Operating expenses	20,286	320	115		20,721
General and administrative	18,496	47	10	—	18,553

Operating income	4,260	417	(4)	—	4,673
Other income (expense):
Interest income	17	—	—	—	17
Interest expense	(19,710)	—	—	—	(19,710)
Other	(19)		—	—	(19)
Equity in net income (loss) of subsidiaries	402		—	(402)	—

Total other expenses	(19,310)	—	—	(402)	(19,712)

(Loss) income before taxes	(15,050)	417	(4)	(402)	(15,039)
Income tax expense	(1,738)	—	(11)	—	(1,749)

Net loss	$(16,788)	$417	$(15)	$(402)	$(16,788)

Other comprehensive income
Postretirement actuarial gains	—	—	—	—	—

Comprehensive income (loss)	$(16,788)	$417	$(15)	$(402)	$(16,788)

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations and Comprehensive Loss for the Three Months Ended March 31, 2013 (unaudited)

	Parent	Guarantor Companies	Non-Guarantor Companies	Eliminations	Consolidated
	(In thousands)
Contract revenue	$218,785	$2,337	$159	$—	$221,281
Direct contract expense	173,423	1,428	111	—	174,962

Gross profit	45,362	909	48	—	46,319

Operating expenses	21,048	558	56	—	21,662
General and administrative	13,179	2	23	—	13,204

Operating income (loss)	11,135	349	(31)	—	11,453
Other income (expense):
Interest income	17	—	—	—	17
Interest expense	(18,913)	—	—	—	(18,913)
Other	55	—	—	—	55
Equity in net income of subsidiaries	318	—	—	(318)	—

Total other (expense) income	(18,523)	—	—	(318)	(18,841)

(Loss) income before taxes	(7,388)	349	(31)	(318)	(7,388)
Income tax expense	(1,743)	—	—	—	(1,743)

Net income (loss)	$(9,131)	$349	$(31)	$(318)	$(9,131)

Other comprehensive income:
Postretirement actuarial gains	—	—	—	—	—

Comprehensive income (loss)	$(9,131)	$349	$(31)	$(318)	$(9,131)

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations and Comprehensive Loss for the Six Months Ended March 31, 2014 (unaudited)

	Parent	Guarantor Companies	Non-Guarantor Companies	Eliminations	Consolidated
	(In thousands)
Contract revenue	$374,249	3,622	475	—	$378,346
Direct contract expense	291,883	2,158	253	—	294,294

Gross profit	82,366	1,464	222	—	84,052

Operating expenses	38,671	712	202		39,585
General and administrative	37,479	48	19	—	37,546

Operating income	6,216	704	1	—	6,921
Other income (expense):
Interest income	28	—	—	—	28
Interest expense	(38,658)	—	—	—	(38,658)
Other	(47)		—	—	(47)
Equity in net income (loss) of subsidiaries	694		—	(694)	—

Total other expenses	(37,983)	—	—	(694)	(38,677)

(Loss) income before taxes	(31,767)	704	1	(694)	(31,756)
Income tax expense	(3,483)	—	(11)	—	(3,494)

Net loss	$(35,250)	$704	$(10)	$(694)	$(35,250)

Other comprehensive income
Postretirement actuarial gains	—	—	—	—	—

Comprehensive income (loss)	$(35,250)	$704	$(10)	$(694)	$(35,250)

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations and Comprehensive Loss for the Six Months Ended March 31, 2013 (unaudited)

	Parent	Guarantor Companies	Non-Guarantor Companies	Eliminations	Consolidated
	(In thousands)
Contract revenue	$420,842	$4,555	$213	$—	$425,610
Direct contract expense	332,585	2,765	247	—	335,597

Gross profit	88,257	1,790	(34)	—	90,013

Operating expenses	42,669	1,118	125	—	43,912
General and administrative	24,913	51	44	—	25,008

Operating income (loss)	20,675	621	(203)	—	21,093
Other income (expense):
Interest income	34	—	—	—	34
Interest expense	(37,832)	—	—	—	(37,832)
Other	40	—	—	—	40
Equity in net income of subsidiaries	418	—	—	(418)	—

Total other (expense) income	(37,340)	—	—	(418)	(37,758)

(Loss) income before taxes	(16,665)	621	(203)	(418)	(16,665)
Income tax expense	(3,487)	—	—	—	(3,487)

Net income (loss)	$(20,152)	$621	$(203)	$(418)	$(20,152)

Other comprehensive income:
Postretirement actuarial gains	—	—	—	—	—

Comprehensive income (loss)	$(20,152)	$621	$(203)	$(418)	$(20,152)

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows for the Six Months Ended March 31, 2014 (unaudited)

	Parent	Guarantor Companies	Non-Guarantor Companies	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(3,139)	$24	$1	$(3,114)

Cash flows from investing activities:
Capital expenditures	(463)	(25)	—	(488)

Net cash used in investing activities	(463)	(25)	—	(488)
Cash flows from financing activities:
Payment of debt issue costs	(1,500)	—	—	(1,500)
Revolver borrowings	25,000	—	—	25,000
Revolver payments	(25,000)	—	—	(25,000)
Loan to ESOP Trust	(855)	—	—	(855)
ESOP loan repayment	855	—	—	855
Redeemable common stock purchased from ESOP Trust	(1,798)	—	—	(1,798)
Redeemable common stock sold to ESOP Trust	934	—	—	934

Net cash used in financing activities	(2,364)	—	—	(2,364)
Net (decrease) increase in cash and cash equivalents	(5,966)	(1)	1	(5,966)
Cash and cash equivalents at beginning of period	25,617	(24)	20	25,613

Cash and cash equivalents at end of period	$19,651	$(25)	$21	$19,647

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows for the Six Months Ended March 31, 2013 (unaudited)

	Parent	Guarantor Companies	Non-Guarantor Companies	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(8,785)	$15	$5	$(8,765)

Cash flows from investing activities:
Capital expenditures	(701)	—	—	(701)

Net cash used in investing activities	(701)	—	—	(701)
Cash flows from financing activities:
Loan to ESOP Trust	(1,907)	—	—	(1,907)
ESOP loan repayment	1,907	—	—	1,907
Redeemable common stock purchased from ESOP Trust	(3,986)	—	—	(3,986)
Redeemable common stock sold to ESOP Trust	1,129	—	—	1,129

Net cash provided by financing activities	(2,857)	—	—	(2,857)
Net increase (decrease) in cash and cash equivalents	(12,343)	15	5	(12,323)
Cash and cash equivalents at beginning of period	27,271	(44)	—	27,227

Cash and cash equivalents at end of period	$14,928	$(29)	$5	$14,904

(21) Subsequent Events

In April and May 2014, the Company filed amended registration statements on Form S-1 with the SEC to register the offer to exchange Unsecured Notes for, at the holders’ option, either (a) new third lien notes of equivalent face value, with a combination of interest payable in cash and in kind, and new warrants to purchase up to 27.5% of the Company’s common stock or (b) a limited amount of cash at a price below par plus, in each case, accrued and unpaid interest. The exchange offer also includes a 1.5% early tender cash payment, as applicable. The registration statement also registers the offer of units consisting of the same new third lien notes and warrants being offered in the Exchange Offer to holders of Unsecured Notes who tender their Unsecured Notes in the exchange offer and meet certain other conditions. The SEC declared the registration effective on May 9, 2014. The Exchange Offer commenced May 13, 2014.

On May 2, 2014 the parties to the Refinancing Support Agreement entered into an amended and restated Refinancing Support Agreement to, among other things, extend the date by which the refinancing transactions must be completed from April 28, 2014 to July 31, 2014.

On May 2, 2014 the Company entered into the Wells Fargo Agreement with Wells Fargo Bank, National Association (Wells Fargo), as administrative agent and sole lender, to replace, amend and restate the Credit Agreement in its entirety. Simultaneously, the lenders under the Credit Agreement assigned all of their interests under the Credit Agreement to Wells Fargo. Pursuant to the amendment: (i) the prior lenders under the Credit Agreement were replaced with Wells Fargo; (ii) the prior administrative agent was replaced with Wells Fargo; (iii) the aggregate revolving credit commitment was increased from $35 million to $45 million, subject to borrowing base limitations; (iv) the maturity date was modified from August 22, 2014 to August 1, 2014; (v) the interest rate spread applicable to Eurodollar loans was reduced from 600 basis points to 475 basis points (interest will also include a daily one-month LIBOR floor); and (vi) certain conforming changes were made. The Wells Fargo Agreement contains terms typical of such agreements, including covenants similar to those in the Company’s prior Credit Agreement with Credit Suisse.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s view only as of May 15, 2014. We undertake no obligation to update any of the forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise. This discussion addresses only continuing operations.

Overview

With a 75-year legacy, we are an experienced technology solutions company delivering scientific, research and development, engineering and technology expertise and operational support primarily to the U.S. Department of Defense: or the “DoD,” and other U.S. government agencies, and commercial customers. Based in McLean, Virginia, we design, develop, integrate, deliver, maintain and upgrade science and technology solutions, products and tools for national defense, homeland security and other U.S. government programs and to a lesser degree, commercial customers. For example, we design and engineer complete naval vessels and components for naval vessels for the U.S. Navy; we manage and support the implementation of major U.S. Air Force programs by providing financial, procurement and logistics services; we develop and conduct battle simulations for the U.S. Army to prepare soldiers for combat environments; and we assist the DoD in managing the use of the wireless communications spectrum to optimize the efficient transmission of sensitive data. We also provide research and development and engineering support for the DoD and the U.S. Department of Energy and other power generators.

We provide scientific, research and development, technical expertise, and operational support to a diverse group of U.S. government customers. We serve customers in all branches of the U.S. military, a number of Cabinet-level U.S. government agencies, the White House and, to a lesser degree, state and non-U.S. governments. We have more than 225 distinct customers, including Cabinet-level government departments and agencies and state and foreign governments, and approximately 330 DoD stand-alone contracts and delivery/task orders with the U.S. Navy, U.S. Army and U.S. Air Force, the Defense Information Systems Agency, the Defense Advanced Research Projects Agency and others representing approximately 93% of our revenue for fiscal 2013. Other federal civilian agencies and departments accounted for 4% of our revenue for fiscal 2013, including the National Institute of Environmental Health Sciences, the U.S. Department of Energy and the Environmental Protection Agency. Commercial, state and local governments and international customers accounted for the remaining 3% of our revenue for fiscal 2013.

We deliver solutions in the following three core business areas:

•	naval architecture and marine engineering;

•	systems analysis, design and engineering;

•	and modeling, simulation, training and analysis.

Our common stock is 100% owned by the ESOP Trust. There is no established public trading market for our common stock. Consistent with its fiduciary responsibilities, the trustee of the ESOP, which we refer to as the “ESOP Trustee,” retains an independent third party valuation firm to assist it in determining the fair market value (share price) at which the ESOP Trustee may acquire or dispose of investments in our common stock. To assist the ESOP Trustee in determining the fair market value of our common stock, the ESOP Trustee considers such valuation report and its knowledge of our business and the market. The New Securities being offered in the Exchange Offer or the Unit Offering pursuant to this prospectus will not be listed on any exchange.

We have had a net loss every year since our inception in December 2002. We expect to incur a net loss in at least our next four years of operation, fiscal 2014 through fiscal 2017. We are a highly leveraged company. Our historic cash interest expense and increasing principal indebtedness through PIK interest on existing debt and future deferred income tax expense are among the most significant factors contributing to our historic net losses and are projected to be among the most significant factors contributing to our estimated future net losses. As of December 31 2013, we owe our lenders and bondholders approximately $569.2 million: approximately $334.2 million in Existing Secured Note principal and accrued PIK interest that matures in 2014; $235 million in Old Note principal that matures in February 2015; and approximately $15.6 million in accrued cash interest on these indebtedness. Moody’s lowered our corporate family credit rating from Caal to Caa2 in September 2012 and Standard & Poor’s lowered our corporate credit rating to CC from CCC+ in March 2014.

Management’s cash flow projections indicate that absent a refinancing transaction or series of transactions, we will have insufficient cash flow from operations plus cash on hand to pay the principal and accumulated unpaid interest on the Existing Secured Notes and the Old Notes when those instruments mature in November 2014 and February 2015, respectively. Our auditors noted in connection with their audit opinion of our 2013 fiscal year financial statements that our history of continuing losses, our excess of liabilities over our assets and our substantial financing needs raise substantial doubt about our ability to continue as a going concern. We believe these factors could make refinancing our existing indebtedness more difficult and expensive. Management is actively engaged in the process of refinancing our existing indebtedness through the Exchange Offer and Consent Solicitation and the other Refinancing Transactions. We have entered into the Support Agreement with the Supporting Noteholders regarding the Refinancing Transactions. However, management can provide no assurance that we will be able to conclude the Refinancing Transactions. Additionally, even if we consummate the Refinancing Transactions, management projects that we will need to refinance the New Revolving Credit Facility, the New Secured Term Debt and the Third-Lien Notes at or prior to their applicable maturity dates.

President Obama indicated in January 2012 that the DoD is committed to ensuring that the U.S. military is agile, flexible and ready for a full range of contingencies. President Obama also indicated the DoD’s strategy is to continue to invest in the capabilities critical to future success, including intelligence, surveillance, and reconnaissance, or “ISR;” counterterrorism; countering weapons of mass destruction; operating in anti-access environments; and prevailing in all domains, including cyberspace. We believe that the defense and homeland security markets continue to be excellent opportunities for us.

We believe that the current U.S. national defense strategy of sustaining defense and homeland security is driven by three realities:

•	the winding down of a decade of war in Iraq and Afghanistan;

•	a fiscal crisis demanding hundreds of billions of dollars in budget cuts; and

•	threats from China, Iran and North Korea.

As a result, we believe that the U.S. national defense strategy establishes three overarching priorities:

•	cyberspace defense and offense;

•	special operations forces; and

•	ISR.

We believe that each of the current U.S. military, defense and homeland security priorities is addressed by our key product and service offerings. As such, we expect that DoD’s priorities will provide us with the opportunity to assist with situational decision support, expanded modeling, simulation and training, and increased agile manufacturing and prototyping projects needed to deter cyber terrorism, anti-access and area denial and countering weapons of mass destruction threats.

The sequestration cuts that took effect in early 2013 are expected to eliminate approximately $500 billion in government defense spending over the next decade. Despite sequestration, federal spending outlays remained higher than expected in fiscal year 2013 as the broader U.S. economy began to show improvement. We see agile engineering and prototyping as a multi-billion dollar market focused on the need for redesigning components, systems and sub-systems that did not perform as intended in conflicts. In addition, agile engineering is used to address capability gaps or design components for various platforms including Unmanned Aerial Vehicles. We have been successful in entering this market by offering our depth of engineering knowledge in materials and manufacturing, delivering innovative solutions, and by providing cost-effective solutions to our customers at the point of need. We currently provide these services for the Army’s Rapid Equipping Force, Special Operations Command and the U.S. Army Tank Automotive Research, Development and Engineering Center, among others.

We have responded to budgetary challenges posed by sequestration and changing customer priorities by reducing costs and employee headcount, lowering facilities costs and striving to position us to serve our customers more effectively and efficiently. While we believe our customers will continue to seek our high-end engineering and technical expertise and solutions so they can improve their operating efficiency and effectiveness, we are not unaffected by today’s current market pressures and have experienced delays, funding reduction and delayed collections as a result of the government shutdown that occurred immediately after our fiscal 2013 year end. However we believe that, to date, funding for most of our contracts has not been materially and adversely affected by DoD budget reductions for specific programs, or by delays or reductions for other programs due to sequestration.

On July 31, 2013, Secretary of Defense Chuck Hagel announced the findings of the Strategic Choices and Management Review, or “SCMR,” that appears to frame the basis to address reducing military headquarters and military end-strength, eliminating select major procurements and retiring aging systems as well as curtailing research and development outlays and consolidating information technology data centers/networks as near and far term choices. The SCMR took into account the projected nearly $500 billion in federal budget cuts over the next ten years (in addition to the $37 billion cut in fiscal 2013) and targeted programs, people, infrastructure and processes. In addition, as outlined in the current Better Buying Power 2.0, or “BBP 2.0,” Initiative, the DoD’s future plan includes focusing on efficiency and productivity via rapid technology development and early prototyping to achieve reduced acquisition time and cost.

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

The DoD plans to spend approximately $23 billion from fiscal 2014 to 2018 on defensive and offensive cyber capabilities, including $9.3 billion for information assurance systems and $8.9 billion for cyber operations and to add an additional 4.000 cyber specialists over the next four years, which provides future risks and opportunities for the Company. With intrusions into the U.S. critical infrastructure increasing in recent years, cyber spending is also expected to remain strong across civilian federal agencies, despite broader budgetary pressures. We are currently engaged in the new DoD initiative for Joint Information Environment, an important part of which is a set of security protocols that would make it easier to detect intrusions and identify unauthorized “insiders” who might be accessing a network. The push for this integrated network comes from Chairman of the Joint Chiefs Army Gen. Martin Dempsey, who has made it a priority.

We believe that unresolved consensus over DoD’s continuing priorities and the size of the DoD budget creates opportunities for fiscal 2014 and beyond. We believe that the continuing effects of sequestration, slow-down of customary spending rates, small program focus, and limited new-start major programs will yield significant opportunities associated with incorporating increased technology into existing platforms. In addition, we expect that the Obama Administration will continue to adhere to the priorities outlined in the President’s January 2012 DoD Strategic Guidance. While both the SCMR and the legislatively mandated Quadrennial Defense Review of DoD strategy and priorities address how to cope with a more constrained budget reality, we do not believe there will be major changes in federal strategies or priorities. We believe that the focus of investment priorities and budget outlays will be for a few key capabilities, such as countering weapons of mass destruction threats, while protecting others at existing levels or making modest reductions, such as efforts to counter threats by unmanned systems, long-range strikes, undersea warfare, cyber and electronic warfare, ISR and missile defense. We believe that we are well positioned to continue to meet the changing needs and strategies of the U.S. military’s defense and homeland security markets.

Alion is not exempt from federal government funding and budgetary constraints. Alion’s customers may face constraints on their ability to add funding, or maintain current funding levels to existing contracts and to execute new contracts. As with others in the defense contracting sector, there may be the possibility of significant funding reductions on a number of our contracts and programs.

We have experienced funding delays on several of our programs which has materially adversely affected those programs, which we describe below in our Results of Operations section of Item 2. Our future financial performance could be materially adversely affected by the risk factors we have identified in our Annual Report on Form 10-K for fiscal year ended 2013. Any one of more of these risks could reduce our future revenue and operating income below current or prior year levels and have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to satisfy our financial obligations.

Management’s cash flow projections indicate that absent a refinancing transaction or series of transactions, the Company will be unable to pay the principal and accumulated unpaid interest on either the Secured Notes or Unsecured Notes when those instruments mature in November 2014 and February 2015. The Company needs to refinance all of its senior debt prior to their respective maturities. (See “Going Concern Assumption” in Note 2 to the unaudited condensed consolidated financial statements regarding management’s substantial doubt as to the Company’s ability to continue as a going concern.) On December 24, 2013, Alion entered into an agreement (the Refinancing Support Agreement) with the holders of a majority of its Unsecured Notes regarding certain possible refinancing transactions.

The proposed refinancing transactions involve: replacing the Wells Fargo Agreement; refinancing the Secured Notes with $350 million in new secured term loans; exchanging our Unsecured Notes for either new third lien notes and a series of new warrants, or a limited amount of cash for a portion of Unsecured Notes at a price below par; payment of accrued and unpaid interest; and obtaining certain consents from Unsecured Noteholders. However, management can provide no assurance that we will be able to enter into definitive agreements regarding the terms of the refinancing transactions or conclude a refinancing of our Unsecured Notes, or that additional financing will be available to retire or replace our Secured Notes, and if available, that terms of any transaction would be favorable or compliant with the conditions for such financing set forth in the Refinancing Support Agreement. For further information about the anticipated refinancing, see the discussion in the Liquidity and Capital Resources section.

The Company’s high debt levels, of which $332.5 million matures on November 1, 2014 and Alion’s recurring losses will likely make it more difficult for Alion to raise capital on favorable terms and could hinder its operations. Further, default under the Unsecured Note Indenture or the Secured Note Indenture could allow lenders to declare all amounts outstanding under the Wells Fargo Agreement, the Secured Notes and the Unsecured Notes to be immediately due and payable. Any event of default could have a material adverse effect on our business, financial condition and operating results if creditors were to exercise their rights, including proceeding against substantially all of our assets that secure the Wells Fargo Agreement and the Secured Notes, and will likely require us to invoke insolvency proceedings including, but not limited to, a voluntary case under the U.S. Bankruptcy Code.

Our Credit Agreement financial statement covenant required an audit opinion without a “going concern” explanatory note or any similar qualification or exception and without any qualification or exception as to the scope of such audit. In anticipation of a potential covenant breach resulting from an audit opinion including a “going concern” explanatory note, in December 2013 the Credit Agreement lenders agreed to waive this covenant. The Company paid no fee for this waiver. Absent the waiver, the Company would not have been able to access its revolving credit facility. At the date of the waiver, Alion had $10 million drawn under the Credit Agreement revolving credit facility, not including approximately $4.0 million outstanding in letters of credit. Had Credit Agreement lenders not granted the waiver, the lenders would have had the right to demand the Company immediately repay any amounts outstanding under the revolving credit facility. As set out below in Note 21 – Subsequent Events, the Company and Wells Fargo Bank entered into a new revolving credit agreement effective May 2, 2014 which amended and restated the existing Credit Agreement and substituted Wells Fargo as the sole lender and administrative agent. Under the Amended and Restated Revolving Credit Facility, the new lender excepted the “going concern” explanatory note in the December 2013 audit opinion from the Amended and Restated Revolving Credit Facility covenant concerning delivery of audit opinions to the new lender. The Wells Fargo Agreement expires August 1, 2014.

To extend the “going concern” waiver through March 31, 2014, Alion paid the Credit Agreement lenders $175,000. The Company paid an additional $175,000 fee because it had not refinanced the Credit Agreement by March 23, 2014. Alion paid the Credit Agreement lenders an additional $350,000 to further extend the “going concern” waiver through May 2, 2014. In all, the Company paid a total of $700,000 in fiscal 2014 for Credit Agreement covenant waivers. As discussed below, the Company and Wells Fargo Bank entered into a new revolving credit agreement effective May 2, 2014 which replaced the existing Credit Agreement. Under the Wells Fargo Agreement, the new lender agreed to waive the requirement regarding the going concern qualification for fiscal 2013.

On May 2, 2014 the Company entered into the Wells Fargo Agreement with Wells Fargo Bank, National Association (Wells Fargo), as administrative agent and sole lender, to replace, amend and restate the Credit Agreement in its entirety. Simultaneously, the lenders under the Credit Agreement assigned all of their interests under the Credit Agreement to Wells Fargo. Pursuant to the amendment: (i) the prior lenders under the Credit Agreement were replaced with Wells Fargo; (ii) the prior administrative agent was replaced with Wells Fargo; (iii) the aggregate revolving credit commitment was increased from $35 million to $45 million, subject to borrowing base limitations; (iv) the maturity date was modified from August 22, 2014 to August 1, 2014; (v) the interest rate spread applicable to Eurodollar loans was reduced from 600 basis points to 475 basis points (interest will also include a daily one-month LIBOR floor); and (vi) certain conforming changes were made. On May 2, 2014, the Company and Wells Fargo Bank entered into a new four-year $45 million revolving credit agreement that runs through August 1, 2014. The Wells Fargo Agreement contains terms typical of such agreements, including covenants similar to those in the Company’s prior Credit Agreement with Credit Suisse.

Results of Operations

Quarter Ended March 31, 2014, Compared to Quarter Ended March 31, 2013

Despite a challenging defense market, the Company continues to win new contracts and execute on our existing base of business. As a result of the residual effects of the sequestration cuts that took effect in 2013, the fiscal 2014 first quarter U.S. federal government shutdown, Congressional continuing resolution and the timing of the budget deal between the Republicans and Democrats, our fiscal 2014 second quarter revenues decreased 12.8% over fiscal 2013 second quarter revenue. As with our decrease in overall revenue, our fiscal 2014 second quarter gross profit and operating income decreased as compared to last year’s second quarter results. Gross margin for our fiscal 2014 second quarter as compared to fiscal 2013 second quarter have increased approximately 190 basis points, while operating margins decreased due to cost of refinancing out debt. Revenues for our fiscal 2014 second quarter as compared to fiscal 2014 first quarter have increased approximately 4.3% and gross margin has also improved. Operating income and margin for our fiscal 2014 second quarter as compared to fiscal 2014 first quarter decreased due to cost of refinancing out debt.

The impact of the budgetary challenges facing the U.S. defense industry have affected funding to a number of our programs, caused delays in new awards and driven slower than anticipated ramp-up of new programs. Revenue decreases adversely affected our Core Business Areas of Naval Architecture and Marine Engineering, Systems Analysis and Design and Modeling, Simulation, Training and Analysis. Risks related to sequestration, budget reductions, government shutdown and other market factors disclosed in our Annual Report on form 10-K for the fiscal year ended September 30, 2013 could reverse the revenue growth experienced in fiscal 2013 which could have a material, adverse effect on our business, financial condition, results of operations and cash flows.

Revenue

Second quarter revenue in fiscal 2014 was $193.0 million, down $28.3 million (12.8%) over fiscal 2013 second quarter results. This decline was driven in part by our work in the Systems Analysis, Design and Engineering Core Business Area, which decreased $18.9 million (24.1%) compared to second quarter of last year. The decrease in our Systems Analysis, Design and Engineering work was driven by declines in our high-end agile engineering, rapid prototyping and technology integration work, primarily due to funding delays on many of our task orders that had been previously awarded to the Company and delays with new awards. Our work in the Modeling and Simulation Core Business Area, which decreased by $5.5 million (9.8%) compared to second quarter of last year, posted declines in our decision and program support work and our training work. These decreases were offset, in part, by continued increases in our gaming simulation development work. Our Naval Architecture and Marine Engineering Core Business Area declined approximately 4.5% due to delays in funding, new awards and budget reductions. Our Core Business Areas supported customers such as the U.S. Navy Program Executive Office Integrated Warfare Systems, U.S. Navy Team Ships, U.S. Special Forces Command, the Tank Automotive Research Development and Engineering Center, the Night Vision and Electronic Sensors Directorate, Navy Warfare Development Command, Joint Counter Radio-Controlled Improvised Explosive Device Electronic Warfare programs, and the Rapid Equipping Force.

The Company expects the recently enacted Bipartisan Budget Act of 2013 may increase the level of new awards the Company receives and the funding of current programs in which the Company is currently engaged and could have a positive effect on the Company’s revenue, gross profit and operating income performance for fiscal 2014.

Sources of Revenue

The U.S. government continues to be our principal customer. As in the past, we expect the majority of our revenue will be derived from Department of Defense and other federal agency contracts. Although we are investing to expand our international and commercial business, we believe commercial and international revenue will continue to be a low percentage of our total revenue. The table below summarizes our revenue by customer for the second quarter of both fiscal 2014 and 2013.

Funding delays and reductions related to budget cuts, sequestration and the U.S. government shutdown earlier in the fiscal year led to declines in our second quarter fiscal 2014 revenue compared to the second quarter of fiscal 2013. The $21.0 million decrease in our second quarter fiscal 2014 U.S. Army business compared to second quarter of last year is related to our Systems Analysis, Design and Engineering work performed at the Armament Research, Development and Engineering Center, work being performed at the Army’s Tank Automotive Research, Development and Engineering Center and the Army’s Night Vision and Electronic Sensors Directorate. Second quarter fiscal 2014 revenue from Other Federal Agencies declined $2.4 million compared to second quarter of last year as tasking in our high-end consulting business has decreased due to budgetary pressures.

	Three Months Ended March 31, 2014
	2014		2013
	(Dollars in millions)
Revenue by Customer		% of revenue		% of revenue
U.S. Air Force	$33.1	17.1%	$35.0	15.8%
U.S. Army	23.4	12.1%	44.4	20.1%
U.S. Navy	106.7	55.3%	110.4	49.9%
Other Department of Defense customers	16.7	8.7%	15.0	6.8%

Sub-total Department of Defense customers	179.9	93.2%	204.8	92.6%
Other Federal Agencies	6.6	3.4%	8.9	4.0%

Sub-total U.S. Government customers	186.5	96.6%	213.7	96.6%
Commercial and International customers	6.5	3.4%	7.6	3.4%

Total Revenue	$193.0	100.0%	$221.3	100.0%

Certain quarterly revenue by customer for the three months ended March 31, 2013 disclosed above differs from amounts previously disclosed due to customers re-defining individual contracts, task orders and programs. While this re-classification may shift reported revenue from one classification to another, our total revenue for the period remains unchanged.

We provide professional engineering, program management and information technology services and scientific expertise in a range of specialized core business areas. Our business areas closely align our services with the demands of the marketplace. We expect our internal resource allocations and cost reductions will continue to improve our efficiency and enhance our ability to provide cost-effective customer solutions. Factors reducing our core business area revenues are noted in the previous Revenue section. Reductions are due, in part to award delays, slower than anticipated ramp-up periods on new contract awards, as well as sequestration and budget related reductions in our customers’ training and travel budgets which decreased our support across all of our core business areas. The table below summarizes our second quarter fiscal 2014 and 2013 revenue by core business area.

	Three Months Ended March 31,
Core Business Area Revenue	2014		2013
	(Dollars in millions)
Naval Architecture and Marine Engineering	$83.1	43.0%	$87.0	39.3%
Systems Analysis, Design and Engineering	59.4	30.8%	78.3	35.4%
Modeling, Simulation, Training and Analysis	50.5	26.2%	56.0	25.3%

Total Revenue	$193.0	100.0%	$221.3	100.0%

Certain quarterly revenue by core business area for the three months ended March 31, 2013 disclosed above differs from amounts previously disclosed due to customers re-defining individual contracts, task orders and programs. While this re-classification may shift reported revenue from one classification to another, our total revenue for the period remains unchanged.

Cost-reimbursement revenue decreased $26.8 million (14.3%) and provided 83.4% of 2014 second quarter revenue primarily due to the residual effects of the sequestration cuts that took effect in 2013, the Congressional continuing resolution and the U.S. federal government shutdown at the beginning of fiscal 2014. Our customers, including the Naval Sea Systems Command and the Defense Technical Information Center’s Information Analysis Center (IAC) contracts, continue to utilize this method of contracting with Alion. However, funding delays and decreases due to U.S. government budgetary constraints, which have also caused delays in awards and work authorizations. Fixed price contract revenue was down $3.9 million to 8.6% of second quarter revenue as a result of our work for the U.S. Army and high-end nuclear engineering contracts. Time and material contract revenue increased $2.4 million to 8.0% of second quarter revenue. The table below summarizes our second quarter fiscal 2014 and 2013 revenue by contract billing type.

	Three Months Ended March 31,
Revenue by Contract Billing Type	2014		2013
	(Dollars in millions)
Cost reimbursable contracts	$161.0	83.4%	$187.8	84.9%
Fixed price contracts	16.6	8.6%	20.5	9.3%
Time and material contracts	15.4	8.0%	13.0	5.8%

Total Revenue	$193.0	100.0%	$221.3	100.0%

Certain quarterly revenue by contract billing type for the three months ended March 31, 2013 disclosed above differs from amounts previously disclosed due to customers re-defining individual contracts, task orders and programs. While this re-classification may shift reported revenue from one classification to another, our total revenue for the period remains unchanged.

Due to the impact of sequestration, the Congressional continuing resolution and the U.S. federal government shutdown at the beginning of fiscal 2014 our second quarter prime contract revenue was down $29.9 million, a 15.2% decrease compared to last fiscal year. Revenue from our work as a subcontractor was up $1.6 million this quarter. As a prime contractor, we deliver services to customers by deploying our own staff and managing the efforts of other contractors. We also procure additional materials to support our customers who utilize our agile engineering and rapid prototyping support services. Costs for companies that work for us as subcontractors on our prime contracts and costs for materials often generate lower contract fee percentages, which in turn, place downward pressure on our gross margins. The table below summarizes our second quarter fiscal 2014 and 2013 prime and subcontract revenue.

	Three Months Ended March 31,
Prime and Subcontract Revenue	2014		2013
	(Dollars in millions)
Prime contracts	$167.3	86.7%	$197.2	89.1%
Subcontracts from other companies	25.7	13.3%	24.1	10.9%

Total Revenue	$193.0	100.0%	$221.3	100.0%

Certain quarterly revenue for prime and subcontracts for the three months ended March 31, 2013 disclosed above differs from amounts previously disclosed due to customers re-defining individual contracts, task orders and programs. While this re-classification may shift reported revenue from one classification to another, our total revenue for the period remains unchanged.

Although our customers continue to use IDIQ (Indefinite Delivery Indefinite Quantity) contract vehicles, our IDIQ contract revenue decline accounted for $22.7 million of our second quarter revenue decline. Second quarter IDIQ contract revenue decreased by 15.7% as our customers cut back on using contract vehicles such as our Weapons System Information Analysis Center and Seaport-E contracts and other IDIQ contract vehicles. The table below summarizes our second quarter fiscal 2014 and 2013 revenue by contract vehicle type.

	Three Months Ended March 31,
Contract Vehicles	2014		2013
	(Dollars in millions)
IDIQ Contracts	$122.2	63.3%	$144.9	65.5%
Individual contracts and delivery orders	70.8	36.7%	76.4	34.5%

Total Revenue	$193.0	100.0%	$221.3	100.0%

Certain quarterly revenue for IDIQ contracts for the three months ended March 31, 2013 disclosed above differs from amounts previously disclosed due to customers re-defining individual contracts, task orders and programs. While this re-classification may shift reported revenue from one classification to another, our total revenue for the period remains unchanged.

Selected Financial Information

The table below summarizes our second quarter fiscal 2014 and 2013 revenues and income from operations. Second quarter revenue decreased by $28.3 million (12.8%) year over year and our gross profit decreased $2.4 million. Total second quarter operating expenses increased $4.4 million. General and administrative costs related to our refinancing activities were the principal driver of increased costs. Occupancy costs rose modestly, while depreciation and amortization expenses were down year over year. Second quarter operating income in 2014 was $6.8 million less than it was in fiscal 2013.

	Three Months Ended March 31,
	2014		2013
	(Dollars in thousands)
Selected Financial Information		% of revenue		% of revenue
Total contract revenue	$192,966		$221,281
Total direct contract expense	149,019	77.2%	174,962	79.1%
Direct labor costs	61,145	31.7%	63,345	28.6%
Materials and subcontracts	82,194	42.6%	106,980	48.3%
Other direct costs	5,680	2.9%	4,637	2.1%
Gross profit	43,947	22.8%	46,319	20.9%

Total operating expense	39,274	20.4%	34,866	15.8%
Major components of operating expense:
Overhead and G&A expenses	29,900	15.5%	24,955	11.3%
Rental and occupancy expense	8,167	4.2%	7,790	3.5%
Depreciation and amortization	1,207	0.6%	2,121	1.0%

Operating income	$4,673	2.4%	$11,453	5.2%

Direct Contract Expense and Gross Profit

Second quarter 2014 direct contract expenses were $25.9 million lower, down 14.8% to $149.0 million compared to last year’s direct costs of $175.0 million. This decrease is consistent with lower second quarter revenue as noted in the Sources of Revenue section of this report. Direct labor costs decreased $2 million to $61.1 million (31.7% of revenue) as compared to last year as a result of sequestration, the Congressional continuing resolution and the U.S. federal government shutdown at the beginning of fiscal 2014 as well as a reduction of several of our U.S. Army training and business transformation programs. Year over year reductions in work in our agile engineering, rapid prototyping and high-end engineering businesses also drove the $24.8 million decrease in purchased materials and subcontractor costs.

Our second quarter 2014 gross profit was $43.9 million, down by approximately $2.4 million compared to 2013 as a result of sequestration, the Congressional continuing resolution and the U.S. federal government shutdown at the beginning of fiscal 2014. Our gross profit margins increased to 22.8% of revenue as compared to the 20.9% of revenue reported last year. Reduced use of subcontractors by Alion on our larger, more complex prime contracts and lower levels of purchased materials used in our agile engineering and rapid prototyping work contributed to reduced gross margins.

Operating and General and Administrative Expenses

Second quarter fiscal 2014 operating expenses increased $4.4 million (12.6%) compared to the same period last year. Overhead and occupancy costs were stable year over year. Refinancing related costs increased our general and administrative expenses compared to last year. Depreciation and amortization charges declined by $914 thousand compared to last year as amortization charges for contracts we obtained when we acquired JJMA in 2005 continue to decrease over time.

Operating Income

Second quarter fiscal 2014 operating income was $4.7 million, as compared to $11.5 million in the second quarter of last year. The decrease was due to lower revenue, stable gross margin percentage and higher operating expenses which were driven, in part, by costs related to the refinancing our debt. The decrease in second quarter revenue, coupled with higher second quarter operating expenses resulted in decreased operating income margin at 2.4% of revenue, which was a decrease of 275 basis points from the second quarter of fiscal 2013.

Other Expense

Second quarter fiscal 2014 aggregate interest income and interest expense and other expense was approximately $870 thousand higher than fiscal 2013 second quarter expense largely because we used our revolving credit facility more this year than last year. Secured Note principal increases each time we issue notes in lieu of paying interest. This moderately increased cash interest expense and non-cash and deferred interest charges.

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Cash Pay Interest
Revolver	$1,013	$196
Secured Notes	8,327	8,163
Unsecured Notes	6,022	6,278
Other cash pay interest and fees	27	25

Sub-total cash pay interest	15,389	14,662
Deferred and Non-cash Interest
Secured Notes PIK interest	1,666	1,633
Debt issue costs and other non-cash items	2,655	2,618

Sub-total non-cash interest	4,321	4,251

Total interest expense	$19,710	$18,913

Income Tax Expense

Second quarter deferred income tax expense was $1.7 million both this year and last year. Deferred tax expense relates to tax-deductible goodwill. We also have modest current tax expense for our Indian subsidiary’s business development activities. We continue to record a full valuation allowance for any tax benefit we are entitled to recognize because our history of losses makes it unlikely we will be able to realize the full benefit of our deferred tax assets.

Net Loss

Our net loss for the second quarter totaled $16.8 million. Second quarter revenue was down due, in part, to the impact of sequestration, the Congressional continuing resolution and the U.S. federal government shutdown at the beginning of fiscal 2014 and operating income declined $6.8 million as a result of costs incurred in connection with the refinancing of our debt.

Results of Operations

Six Months Ended March 31, 2014, Compared to Six Months Ended March 31, 2013

Despite a challenging defense market, the Company continues to win new contracts and execute on our existing base of business. Our fiscal 2014 year-to-date revenues decreased 11.1% over fiscal 2013 year-to-date revenue. As with our decrease in overall revenue, our fiscal 2014 year-to-date gross margin and operating income decreased as compared to last year’s year-to-date results.

The decrease in year-to-date second quarter fiscal 2014 revenue, gross profit and operating income is primarily attributed to the impact of sequestration, the Congressional continuing resolution and the U.S. federal government shutdown at the beginning of fiscal 2014. These matters have affected funding to a number of our programs, caused delays in new awards and driven slower than anticipated ramp-up of new programs. Revenue decreases adversely affected our Core Business Areas of Naval Architecture and Marine Engineering, Systems Analysis and Design and Modeling, Simulation, Training and Analysis. Risks related to sequestration, budget reductions, government shutdown and other market factors disclosed in our Annual Report on form 10-K for the fiscal year ended September 30, 2013 could reverse the revenue growth experienced in fiscal 2013 which could have a material, adverse effect on our business, financial condition, results of operations and cash flows.

Revenue

Fiscal 2014 revenue was $378.3 million, down $47.3 million (11.1%) compared to fiscal 2013 revenue. This decline was driven in part by our work in the Systems Analysis, Design and Engineering Core Business Area, which decreased $31.0 million (21.5%) compared to year-to-date second quarter of last year. The decrease in our Systems Analysis, Design and Engineering work was driven by declines in our high-end agile engineering, rapid prototyping and technology integration work. Our work in the Modeling and Simulation Core Business Area, which decreased by $11.9 million (10.7%) compared to year-to-date second quarter of last year, posted declines in our decision and program support work and our training work. These decreases were offset, in part, by continued increases in our gaming simulation development work. These core business areas supported customers such as the U.S. Navy Program Executive Office Integrated Warfare Systems, U.S. Navy Team Ships, U.S. Special Forces Command, the Tank Automotive Research Development and Engineering Center, the Night Vision and Electronic Sensors Directorate, Navy Warfare Development Command, Joint Counter Radio-Controlled Improvised Explosive Device Electronic Warfare programs, and the Rapid Equipping Force.

The Company expects the recently enacted Bipartisan Budget Act of 2013 may increase the level of new awards the Company receives and the funding of current programs in which the Company is currently engaged and could have a positive effect on the Company’s revenue, gross profit and operating income performance for fiscal 2014.

Sources of Revenue

The U.S. government continues to be our principal customer. As in the past, we expect the majority of our revenue will be derived from Department of Defense and other federal agency contracts. Although we are investing to expand our international and commercial business, we believe commercial and international revenue will continue to be a low percentage of our total revenue. The table below summarizes our year to date revenue by customer for fiscal 2014 and 2013.

Funding delays and reductions related to budget cuts, sequestration and the U.S. government shutdown earlier in the fiscal year led to declines in our fiscal 2014 revenue compared to fiscal 2013. The $33.4 million decrease in our fiscal 2014 U.S. Army business compared to last year is related to our Systems Analysis, Design and Engineering work performed at the Armament Research, Development and Engineering Center, work being performed at the Army’s Tank Automotive Research, Development and Engineering Center and the Army’s Night Vision and Electronic Sensors Directorate. Fiscal 2014 revenue from Other Federal Agencies declined $4.6 million compared to fiscal 2013 as tasking in our high-end consulting business has decreased due to budgetary pressures and the impact of the U.S federal government shutdown on our work with the U.S. Environmental Protection Agency (EPA).

	Six Months Ended March 31,
	2014		2013
	(Dollars in millions)
Revenue by Customer		% of revenue		% of revenue
U.S. Air Force	$62.6	16.5%	$70.3	16.5%
U.S. Army	47.1	12.5%	80.5	18.9%
U.S. Navy	212.1	56.1%	216.2	50.8%
Other Department of Defense customers	32.0	8.5%	28.0	6.6%

Sub-total Department of Defense customers	353.8	93.6%	395.0	92.8%
Other Federal Agencies	12.6	3.3%	17.2	4.0%

Sub-total U.S. Government customers	366.4	96.9%	412.2	96.8%
Commercial and International customers	11.9	3.1%	13.4	3.2%

Total Revenue	$378.3	100.0%	$425.6	100.0%

Revenue by customer for the six months ended March 31, 2013 disclosed above may differ from amounts previously disclosed due to customers re-defining individual contracts, task orders and programs. While this re-classification may shift reported revenue from one classification to another, our total revenue for the period remains unchanged.

We provide professional engineering, program management and information technology services and scientific expertise in a range of specialized core business areas. Our business areas closely align our services with the demands of the marketplace. We expect our internal resource allocations and cost reductions will continue to improve our efficiency and enhance our ability to provide cost-effective customer solutions. Factors reducing our core business area revenues are noted in the previous Revenue section. Reductions are due, in part to award delays, slower than anticipated ramp-up periods on new contract awards, as well as sequestration and budget related reductions in our customers’ training and travel budgets which decreased our support across all of our core business areas. The table below summarizes our fiscal 2014 and 2013 revenue by core business area.

	Six Months Ended March 31,
Core Business Area Revenue	2014		2013
	(Dollars in millions)
Naval Architecture and Marine Engineering	$165.6	43.8%	$170.0	40.0%
Systems Analysis, Design and Engineering	113.4	30.0%	144.4	33.9%
Modeling, Simulation, Training and Analysis	99.3	26.2%	111.2	26.1%

Total Revenue	$378.3	100.0%	$425.6	100.0%

Revenue by core business area for the six months ended March 31, 2013 disclosed above may differ from amounts previously disclosed due to customers re-defining individual contracts, task orders and programs. While this re-classification may shift reported revenue from one classification to another, our total revenue for the period remains unchanged.

Cost-reimbursement revenue decreased $43.2 million (12.0%) and provided 83.6% of fiscal 2014 revenue primarily due to the impact of sequestration, the Congressional continuing resolution and the U.S. federal government shutdown at the beginning of fiscal 2014. Our customers, including the Naval Sea Systems Command and the Defense Technical Information Center’s Information Analysis Center (IAC) contracts, continue to utilize this method of contracting with Alion. However, funding delays and decreases due to sequestration and U.S. government budgetary constraint, have caused delays in awards and work authorizations. Fixed price contract revenue was down $7.7 million to 8.5% of fiscal 2014 revenue as a result of our work for the U.S. Army and high-end nuclear engineering contracts. Time and material contract revenue was up $3.6 million to 7.9% of fiscal 2014 revenue. The table below summarizes our fiscal 2014 and 2013 revenue by contract billing type.

	Six Months Ended March 31,
Revenue by Contract Billing Type	2014		2013
	(Dollars in millions)
Cost reimbursable contracts	$316.1	83.6%	$359.3	84.4%
Fixed price contracts	32.3	8.5%	40.0	9.4%
Time and material contracts	29.9	7.9%	26.3	6.2%

Total Revenue	$378.3	100.0%	$425.6	100.0%

Revenue by contract billing type for the six months ended March 31, 2013 disclosed above may differ from amounts previously disclosed due to customers re-defining individual contracts, task orders and programs. While this re-classification may shift reported revenue from one classification to another, our total revenue for the period remains unchanged.

Due to the impact of sequestration, the Congressional continuing resolution and the U.S. federal government shutdown at the beginning of fiscal 2014 our year-to-date prime contract revenue was down $50.1 million, a 13.2% decrease compared to last fiscal year. Revenue from our work as a subcontractor was up $2.8 million. As a prime contractor, we deliver services to customers by deploying our own staff and managing the efforts of other contractors. We also procure additional materials to support our customers who utilize our agile engineering and rapid prototyping support services. Costs for companies that work for us as subcontractors on our prime contracts and costs for materials often generate lower contract fee percentages, which in turn, place downward pressure on our gross margins. The table below summarizes our fiscal 2014 and 2013 prime and subcontract revenue.

	Six Months Ended March 31,
Prime and Subcontract Revenue	2014		2013
	(Dollars in millions)
Prime contracts	$328.6	86.9%	$378.7	89.0%
Subcontracts from other companies	49.7	13.1%	46.9	11.0%

Total Revenue	$378.3	100.0%	$425.6	100.0%

Revenue for prime and subcontracts for the six months ended March 31, 2013 disclosed above may differ from amounts previously disclosed due to customers re-defining individual contracts, task orders and programs. While this re-classification may shift reported revenue from one classification to another, our total revenue for the period remains unchanged.

Although our customers continue to use IDIQ (Indefinite Delivery Indefinite Quantity) contract vehicles, our IDIQ contract revenue decline accounted for $37.3 million of our fiscal 2014 revenue decline. Fiscal 2014 IDIQ contract revenue decreased by 13.5% as our customers cut back on using contract vehicles such as our Weapons System Information Analysis Center and Seaport-E contracts and other IDIQ contract vehicles. The table below summarizes our fiscal 2014 and 2013 revenue by contract vehicle type.

	Six Months Ended March 31,
Contract Vehicles	2014		2013
	(Dollars in millions)
IDIQ Contracts	$238.6	63.1%	$275.9	64.8%
Individual contracts and delivery orders	139.7	36.9%	149.7	35.2%

Total Revenue	$378.3	100.0%	$425.6	100.0%

Revenue for IDIQ contracts for the six months ended March 31, 2013 disclosed above may differ from amounts previously disclosed due to customers re-defining individual contracts, task orders and programs. While this re-classification may shift reported revenue from one classification to another, our total revenue for the period remains unchanged.

Selected Financial Information

The table below summarizes our fiscal 2014 and 2013 revenues and income from operations. Fiscal 2014 revenue decreased by $47.3 million (11.1%) and gross profit decreased $6.0 million compared to last year. Fiscal 2014 operating expenses decreased $4.3 million. General and administrative costs increased $12.5 million; refinancing activities were the principal driver of increased costs. Occupancy costs rose modestly, while depreciation and amortization expenses were down year over year. Fiscal 2014 operating income was $14.2 million less than it was in fiscal 2013.

	Six Months Ended March 31,
	2014		2013
	(Dollars in thousands)
Selected Financial Information		% of revenue		% of revenue
Total contract revenue	$378,346		$425,610
Total direct contract expense	294,294	77.8%	335,597	78.9%
Direct labor costs	120,122	31.7%	122,806	28.9%
Materials and subcontracts	163,099	43.1%	202,451	47.6%
Other direct costs	11,073	2.9%	10,340	2.4%
Gross profit	84,052	22.2%	90,013	21.1%

Total operating expense	77,131	20.4%	68,920	16.2%
Major components of operating expense:
Overhead and G&A expenses	58,671	15.5%	48,987	11.5%
Rental and occupancy expense	15,948	4.2%	15,324	3.6%
Depreciation and amortization	2,512	0.7%	4,609	1.1%

Operating income	$6,921	1.8%	$21,093	5.0%

Direct Contract Expense and Gross Profit

Fiscal 2014 direct contract expenses were $41.3 million lower, down 12.3% to $294.3 million compared to last year’s direct costs of $335.6 million. This decrease is consistent with lower first quarter revenue as noted in the Sources of Revenue section of this report. Direct labor costs decreased $2.7 million to $120.1 million (31.7% of revenue) as compared to last year as a result of sequestration, the Congressional continuing resolution and the U.S. federal government shutdown at the beginning of fiscal 2014 as well as a reduction of several of our U.S. Army training and business transformation programs. Year over year reductions in work in our agile engineering, rapid prototyping and high-end engineering businesses also drove the $39.4 million decrease in purchased materials and subcontractor costs. Other direct contract costs were up $733 thousand.

Fiscal 2014 gross profit was $84.1 million, down by approximately $6.0 million compared to fiscal 2013 as a result of sequestration, the Congressional continuing resolution and the U.S. federal government shutdown at the beginning of fiscal 2014. Our gross profit margins increased to 22.2% of revenue as compared to the 21.1% of revenue reported last year. Reduced use of subcontractors by Alion on our larger, more complex prime contracts and lower levels of purchased materials used in our agile engineering and rapid prototyping work contributed to reduced gross margins.

Operating and General and Administrative Expenses

Fiscal 2014 operating expenses increased $8.2 million (11.9%) compared to the same period last year. The Company continued to post reductions in overhead expense which resulted in decreases of approximately $2.9 million. Cost reductions in our general and administrative expenses have been offset due to costs incurred related to its refinancing efforts. Depreciation and amortization charges declined by $2.1 million compared to last year as amortization charges for contracts we obtained when we acquired JJMA in 2005 continue to decrease over time. Operating expenses, excluding refinancing related charges, continue to trend downward as they have since last year. However, refinancing related expenses have contributed to a significant increase in general and administrative expenses.

Operating Income

Fiscal 2014 year to date operating income was $6.9 million, as compared to $21.1 million for fiscal 2013. The decrease was due to lower revenue, and higher operating expenses which were largely driven, by refinancing-related costs. In fiscal 2014 operating income margin was 1.8% of revenue, which was a 313 basis point decline compared to fiscal 2013.

Other Expense

Fiscal 2014 year to date aggregate interest income and interest expense and other expense was approximately $918 thousand higher than fiscal 2013 year to date expense largely because we used our revolving credit facility more this year than last year. Secured Note principal increases each time we issue notes in lieu of paying interest. This moderately increased cash interest expense and non-cash and deferred interest charges.

	Six Months Ended March 31,
	2014	2013
	(In thousands)
Cash Pay Interest
Revolver	$1,269	$402
Secured Notes	16,627	16,299
Unsecured Notes	12,044	12,556
Other cash pay interest and fees	42	42

Sub-total cash pay interest	29,982	29,299

Deferred and Non-cash Interest
Secured Notes PIK interest	3,326	3,259
Debt issue costs and other non-cash items	5,349	5,274

Sub-total non-cash interest	8,675	8,533

Total interest expense	$38,657	$37,832

Income Tax Expense

Year to date income tax expense was $3.4 million both this year and last year. Deferred tax expense relates to tax-deductible goodwill. We also have modest current income tax expense for our Indian subsidiary’s business development activities We continue to record a full valuation allowance for any tax benefit we are entitled to recognize because our history of losses makes it unlikely we will be able to realize the full benefit of our deferred tax assets.

Net Loss

Our year to date net loss totaled $35.3 million. Year to date revenue was down due, in part, to the impact of sequestration, the Congressional continuing resolution and the U.S. federal government shutdown at the beginning of fiscal 2014 and operating income declined $14.2 million as a result of costs incurred in connection with the refinancing of our debt.

Backlog

As of March 31, 2014, management estimates the amount of future revenues to be recognized under our existing contracts to be approximately $1.4 billion, of which, approximately $341 million is funded.

All of our existing contracts are categorized as funded backlog and unfunded backlog, each of which is described below. The contract values and management’s estimated revenues do not include any task orders or ceiling value under ID/IQ contracts, including GWACs and GSA schedules, except to the extent that task orders have been awarded to us under those contracts.

•	Funded Backlog. Funded backlog represents the estimated revenue value of orders for services under existing contracts for which funding is appropriated or otherwise authorized less revenue previously recognized on these contracts. We expect to recognize a substantial portion of our funded backlog as revenue within the next twelve months.

	As of March 31,
Backlog:	2014	2013
	(In millions)
Funded	$340.5	$337.0

•	Unfunded Backlog. Unfunded backlog represents the estimated revenue value of orders for services under existing contracts for which funding has not been appropriated or otherwise authorized.

	As of March 31,
Backlog:	2014	2013
	(In millions)
Unfunded	$1,035.7	$963.0

There can be no assurance that our existing contracts will result in actual revenue in any particular period, or at all, or that any contract included in backlog will be profitable. There is a higher degree of risk in this regard with respect to unfunded backlog. The actual receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control. The actual recognition of revenue on contracts included in our backlog may never occur or may change because a program schedule could change; the program could be canceled; a contract could be reduced, modified, or terminated early, whether for the convenience of the government or otherwise; or an option that we had assumed would be exercised could not be exercised. The primary risks that could affect timing and recognition of backlog-related contract revenue include: schedule changes, contract modifications, and our ability to assimilate and deploy new staff against funded backlog; U.S. government cost cutting initiatives and other efforts to reduce spending, which could reduce or delay funding for orders for services; and delayed funding of our contracts due to delays in the completion of the U.S. government’s budgeting process and the use of continuing resolutions by the U.S. government to fund its operations, as described under Item 1A Risk Factors of our annual report on Form 10-K for the fiscal year ended September 30, 2013. We estimate remaining contract backlog based on our experience under our contracts;, we believe our estimates are reasonable.

Liquidity and Capital Resources

We use cash primarily to fund operations and service our debt. We had $19.6 million in cash and cash equivalents at March 31, 2014. This is $14.9 million more than we had at December 31, 2013, but is still $6.0 million less than we had available six months ago at the end of fiscal 2013. As of March 31, 2014, we had no borrowings outstanding under our $35 million revolving credit facility but we were contingently liable under $4.0 million in outstanding letters of credit. The letters of credit reduced our maximum available credit facility borrowing capacity to approximately $31.0 million at March 31, 2014.

At March 31, 2014, we had $333.1 million in outstanding Secured Notes due November 2014 and $235.0 million in outstanding Unsecured Notes due February 2015. For additional information concerning our Credit Agreement, our Secured Notes and our Unsecured Notes, see Note 10 to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

In general, our operating activities provide adequate cash to fund our operations, including quarterly interest payments for our Secured and Unsecured Notes. When the Secured Notes mature on November 1, 2014, we will have to pay out $339.8 million in principal and $16.8 million in interest. In February 2015, we will have to pay out $235.0 million in principal and $12.0 million in interest when the Unsecured Notes mature. Our current liabilities materially exceed our current assets and will continue to do so unless and until we can obtain new long term financing.

Our operating activities cannot provide sufficient cash for us to repay the Secured and Unsecured Notes when they mature. Our history of continuing losses, our financial position, and the substantial liquidity needs we face raise substantial doubt about Alion’s ability to continue as a going concern. See Note 2 to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Alion executed a Refinancing Support Agreement with the holders of a majority of its outstanding Unsecured Notes regarding the following possible refinancing transactions:

•	exchanging Unsecured Notes for, at the holders’ option, either (a) new third lien notes maturing in five and one-half years, with a combination of interest payable in cash and in kind, and new warrants to purchase up to 27.5% of the Company’s common stock or (b) a limited amount of cash at a price below par plus, in each case, accrued and unpaid interest, a 1.5% early tender cash payment, if applicable (the “Exchange Offer”), and obtaining certain consents from Unsecured Noteholders;

•	entering into a new $300.0 million first lien term loan facility having a term no less than five years;

•	entering into a new $50.0 million second lien term loan facility having a term of five and one-half years;

•	redeeming all of our outstanding Secured Notes prior to their November 2014 maturity with the proceeds of the new first and second lien term loan facilities;

•	replacing our existing revolving credit facility with a new revolving credit facility; and

•	offering units consisting of the same new third lien notes and warrants being offered in the Exchange Offer to holders of the Unsecured Notes who tender into the Exchange Offer if any holder elects the cash option in the Exchange Offer (the “Unit Offering”).

In February 2014, we filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission to register the Exchange Offer and the Unit Offering. We amended our S-1 in March, April and May 2014 On May 2, 2014 the parties to the Refinancing Support Agreement entered into an amended and restated Refinancing Support Agreement to, among other things, extend the date by which the refinancing transactions must be completed from April 28, 2014 to July 31, 2014. On May 9, 2014, the SEC declared our registration statement effective. The Exchange Offer commenced May 13, 2014.

Although we have entered into the Refinancing Support Agreement, there can be no assurance Alion will enter into definitive agreements regarding the terms of the refinancing transactions; that enough other Unsecured Note holders will agree to participate in the Exchange Offer; that we will be to obtain a new revolving credit facility or refinance the Secured Notes; or that any transaction will occur on all or any of the terms described above. We can offer no assurance that if any transaction does occur, the terms concluded will be favorable to the Company’s existing investors.

We continue to work on refinancing our existing debt. We may engage from time to time in discussions with Alion’s other creditors, other holders of the Unsecured Notes, and holders of the Senior Secured Notes as well as with advisors to such creditors and notes holders.

The terms of the agreements the Company is seeking to negotiate are expected to materially affect Alion’s short- and long-term cash obligations and the company’s interest expense. Future interest expense on the agreements to be negotiated may include interest payable in cash, PIK interest and warrants. If our refinancing efforts succeed, Alion’s future cash flow demands are likely to differ materially from what is in this Quarterly Report on Form 10-Q.

Cash flows used in operating activities

	Six months ended March 31,
	2014	2013
	(In thousands)
Net cash used in operating activities	$(3,114)	$(8,765)

Our operating cash flows are primarily affected by our ability to invoice and collect from our clients in a timely manner, our ability to manage our vendor payments, and the overall profitability of our contracts. We bill most of our customers monthly after services are rendered. Some contracts permit us to bill our customers twice monthly. In the three months ended March 31, 2014, we generated $16.8 million in operating cash flows, compared with the $19.9 million we used in three months ended December 31, 2013. Fiscal 2014 operating activities consumed a total of $3.1 million. Cash flows improved from December 2013 to March 2014 as third-party costs declined significantly this quarter and receivables collections improved. Fiscal 2014 operating cash flows were greater than the comparable period in fiscal 2013 and were affected by:

•	higher net losses

•	lower revenue, third-party costs and billings to customers

•	improvements in collecting receivables

•	timing of vendor payments

•	lower non-cash expenses for depreciation and amortization, and incentive compensation

In the three months ended March 31, 2014, we collected approximately $195 million in receivables, $2.0 million more than the $193.0 million in revenue we recognized this quarter. In the second quarter of fiscal 2013, we collected $204 million which was slightly less than the revenue recognized that quarter. Even though collections outpaced revenue this quarter, we are still feeling the effects of government payment process changes that continue to slow the collections process.

We compute accounts receivable days’ sales outstanding (DSO) based on trailing twelve-month revenue. Lower trailing twelve month revenue increased DSO by 2.6 days this quarter. That increase was partially offset by lower receivables balances which reduced DSO by 1.9 days from December 2013 levels. DSO was 75.1 days at March 31, 2014 and 74.2 days at September 30, 2013.

This quarter, there were further delays in obtaining contract funding for customer-requested work performed in advance of receiving executed contract documents. At September 30, 2013, we had $14.6 million in unfunded contract receivables for customer-requested work. As of March 31, 2014 this had grown by $4.4 million to $19.0 million. Although we have experienced a significant year over year decline in revenue, management cannot predict whether in the future the Bipartisan Budget Control Act will favorably or adversely affect timing of contract funding and/or collections for Alion’s programs.

Cash used in investing activities

	Six months ended March 31,
	2014	2013
	(In thousands)
Net cash used in investing activities	$(488)	$(701)

We use some of our cash to invest in equipment and software, leasehold improvements and internally-developed software. During the six months ended March 31, 2014 and 2013, we spent $488 thousand and $701 thousand for these types of capital expenditures. We expect our investing activities and capital expenditures to continue at comparable levels for the balance of the current fiscal year. Our Credit Agreement limits the amount we may spend on capital expenditures.

Cash used in financing activities

	Six months ended March 31,
	2014	2013
	(In thousands)
Net cash used in financing activities	$(2,364)	$(2,857)

In the six months ended March 31, 2014, we paid $1.5 million in fees related to the Refinancing Support Agreement. We expect to pay additional refinancing related fees beyond these at or before closing of the transactions contemplated in the Refinancing Support Agreement.

In fiscal 2014, we sold $934 thousand worth of Alion common stock to the ESOP Trust for employee purchases from April 1, 2013 through September 30, 2013. In several subsequent transactions, we repurchased approximately $1.8 million worth of Alion common stock from the ESOP from Plan beneficiaries and former employees. This quarter, the ESOP Trust borrowed and repaid $855 thousand to meet statutory diversification requirements. Because we delayed our mid-year ESOP Trust common stock valuation until after we complete our refinancing efforts, we did not sell any shares of Alion common to the ESOP Trust in March 2014.

During the six months ended March 31, 2013 we spent $1.8 million to repurchase ESOP shares from former employees. In fiscal 2013, the ESOP Trust borrowed and repaid a $1.9 million loan to fund statutory diversification of ESOP participant investments. Fiscal 2013 outflows were offset in part by $1.1 million in proceeds received from ESOP Trust purchases of Alion common stock through employee salary deferrals for the period from April 1 through September 30, 2012.

Operating demands and fluctuations in our collections occasionally make it necessary for us to use the revolving credit facility. To fund our operations and moderate the government’s shutdown and process delays adverse effect on our collections, we briefly borrowed and repaid $5.0 million in January 2014. After we repaid the $5.0 million, we made our February 2014 interest payment without accessing the revolving credit facility. However, later in February 2014 we borrowed $10.0 million which we repaid in March 2014. Our highest revolving credit facility balance (excluding letters of credit) for the timeframes over which we borrowed funds was $10.0 million. Our fiscal 2014 weighted average loan balance was approximately $3.5 million.

Discussion of Debt Structure

As of May 15, 2014, Alion’s current debt structure includes the $45 million Wells Fargo revolving credit facility, $333.1 million in Secured Notes ($310 million in initial face value plus $23.1 million in PIK interest notes issued), and $235.0 million in Unsecured Notes. Our credit arrangements, including our Secured and Unsecured Note Indentures and our revolving credit facility, include a number of covenants. We expect to be able to comply with our indenture covenants and our credit facility financial covenants, at least until the Wells Fargo Agreement expires in August 2014. The Company is in compliance with each of the affirmative, negative and financial covenants in its existing debt agreements. See Note 10 to our unaudited condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for a detailed discussion of Alion’s current debt structure and a list of relevant terms and limitations in our Credit Agreement, Secured Note Indenture and Unsecured Note Indenture.

Credit Agreement – Covenant Compliance

In December 2013, in anticipation of a potential covenant breach resulting from an audit opinion including a “going concern” explanatory note, our Credit Agreement lenders agreed to waive this covenant. We paid no fee for the initial waiver. Absent the waiver, we would not have been able to access our revolving credit facility once our auditors issued their fiscal 2013 audit opinion. We have since negotiated three extensions of this “going concern” waiver for an aggregate total of $700 thousand. From January through March 2014 we paid $350 thousand to extend this covenant waiver. In early April we paid an additional $350 thousand to further extend the waiver through May 2, 2014. Under the Wells Fargo Agreement, the new lender agreed to waive the requirement regarding the going concern qualification for fiscal 2013.

On May 2, 2014, Alion replaced the Credit Agreement with the Wells Fargo Agreement with an underlying $45 million revolving credit facility. The Wells Fargo Agreement contains covenants similar to those in the Credit Agreement. It includes a fixed charge coverage covenant based on Consolidated EBITDA and terms defined within the agreement and a borrowing base limitation. The Wells Fargo Agreement expires August 1, 2014. We expect we will be able to comply with the financial covenants in the Wells Fargo Agreement and extend its maturity date once we are able to close a refinancing transaction.

Alion’s Credit Agreement defined Consolidated EBITDA and required the Company to achieve a minimum Consolidated EBITDA threshold in order to maintain access to the revolving credit facility and avoid potential cross default on the Secured and Unsecured Notes. Neither EBITDA nor Consolidated EBITDA is a measure of financial performance in accordance with generally accepted accounting principles.

The Credit Agreement permitted Alion to exclude certain expenses and requires it to exclude certain one-time gains when computing Consolidated EBITDA. The Credit Agreement required Alion to have a minimum $65.5 million in Consolidated EBITDA for the twelve months ended March 31, 2014. We had approximately $66.8 million in Consolidated EBITDA for the twelve months ended March 31, 2014, and exceeded the requirement by approximately $1.3 million.

The Wells Fargo Agreement requires that at the end of each quarter, our trailing twelve month Consolidated EBITDA equals or exceeds our fixed charges. The Wells Fargo Agreement defines Consolidated EBITDA as it was defined in the Credit Agreement

Secured Note Indenture and Unsecured Note Indenture

There are no financial covenants in either the Secured Note Indenture or the Unsecured Note Indenture. Certain provisions in the Secured Note Indenture and the Unsecured Note Indenture limit our ability to incur additional debt or pay dividends if our ratio of Adjusted EBITDA to Consolidated Interest Expense is not greater than 2.0 to 1.0. The Secured and Unsecured Note Indentures define Adjusted EBITDA and Consolidated Interest Expense. Adjusted EBITDA under the Secured Note Indenture and the Unsecured Note Indenture differs from Consolidated EBITDA as defined in our Credit Agreement. Adjusted EBITDA is less than Consolidated EBITDA because it does not include employee investments in Alion common stock. Set out below are our actual ratios of Adjusted EBITDA to Consolidated Interest Expense as of March 31, 2014 and September 30, 2013.

	March 31, 2014	September 30, 2013
Trailing twelve-month Adjusted EBITDA	$65.1 million	$69.0 million
Trailing twelve-month Consolidated Interest Expense	$76.5 million	$75.7 million
Ratio	0.85 to 1.0	0.92 to 1.0

Capital Resources

	March 31, 2014	March 31, 2013
Available Liquidity	(In thousands)
Cash and cash equivalents	$19,647	$14,904
Revolving credit facility	35,000	35,000
Less: Letters of Credit	(3,985)	(4,000)

Net available liquidity	$50,662	$45,904

We believe we have adequate capital resources available to us from our cash on hand, future collections and our $41 million revolving credit facility capacity under our Wells Fargo Agreement to fund our anticipated operating cash requirements so long as we can timely complete the refinancing transactions. We also believe that our cash on hand and cash from operations are adequate to make our quarterly interest payments for our Secured and Unsecured Notes. We believe our cash flows will be sufficient to meet ESOP repurchase and diversification demands and support our modest level of capital expenditures. Although our operating cash flows have been adequate to meet our financial commitments in the past, unless we are able to refinance our existing debt agreements, we will be unable to repay either the Secured Notes or the Unsecured Notes when they become due in November 2014 and February 2015.

At March 31, 2014, we had no outstanding borrowings under our revolving credit facility, and we had $4 million in outstanding letters of credit. For additional information concerning our Credit Agreement, see Note 10 to our unaudited condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

We believe Alion can meet the financial covenants in the Wells Fargo Agreement even though our revenue has declined this year and despite delays in contract awards that could adversely affect our ability to increase our revenue on the timeline we seek to achieve. We believe Alion will be able to use the Wells Fargo Agreement revolving credit facility to borrow funds as and when necessary through the agreement’s August 1, 2014 maturity date.

Short-term Borrowings

From time-to-time, we have borrowed funds under our revolving credit facility for working capital requirements, to fund operations. In the past we have also used our revolving credit facility to repurchase our Unsecured Notes in open market transactions. Revolving credit facility loans bore interest at one of the following variable rates we select when we borrow funds: an 8.5% Eurodollar rate or an 8.5% alternative base rate.

We may use our Wells Fargo Agreement revolving credit facility or additional sources of borrowings, as needed, to fund our anticipated cash requirements through August 1, 2014. We currently forecast that we will have approximately $15 million drawn on the revolving credit facility for working capital needs and other general corporate purposes. The Wells Fargo Agreement interest rate is equal to the daily one month Libor plus 475 basis points.

If the federal government were to implement further changes to its current payment practices, as a result of sequestration, budget cuts, policy changes, government shut downs, or otherwise, we might have to use our Wells Fargo Agreement revolving credit facility to a more significant extent than we currently forecast. Despite payment delays arising from the October 2013 government shut down, we did not have to draw on our revolving credit facility to make our first or second quarter interest payments. However, we have accessed our revolving credit facility intermittently for up to $10.0 million at a time. Continued delays in the government payment cycle could adversely affect our short-term cash flows and increase our interest expense if we need to use our credit facility to borrow more often or at higher levels than we have in the past or currently plan to do in the future.

The following table summarizes the activity under our revolving credit facility for six months ended March 31 2014 and 2013, not including issued and outstanding letters of credit.

	Six Months Ended March 31,
	2014	2013
Short-term borrowings	(In thousands)
Aggregate revolving credit facility borrowings	$25,000	$—
Aggregate revolving credit facility repayments	(25,000)	—

Net change in revolving credit facility balance payable	$—	$—

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

Warrants and Stock-based Compensation

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

Alion faces no significant stock-based compensation liabilities. Outstanding Stock Appreciation Rights (SARs) have little, if any, intrinsic value and the related liability is minimal. Management is unable to forecast the share price the ESOP Trustee will determine in future valuations and thus cannot predict future SAR-related cash flow demands. Certain SAR grantees can choose to defer future payments by having us deposit funds in a rabbi trust we own. Any such deferrals will not materially affect planned payments or overall anticipated cash outflows. Although current financial information includes the effects of the most recent ESOP Trust transactions, future expenses for stock-based compensation are likely to differ from estimates as the price of a share of Alion common stock changes.

ESOP Share Redemptions

Typically our mid-year ESOP valuation period ends on March 31st. We amended the Plan to delay the mid-year valuation and report until after Alion concludes its pending refinancing transaction. Interest rates, market-based factors and volatility, the effects of Alion’s refinancing, along with Alion’s current fiscal year financial results will affect the future value of a share of our common stock.

After each year-end and mid-year valuation, the Plan permits beneficiaries and former employees to request distribution of their vested ESOP account balances. Consistent with the terms of the Plan, IRC requirements, and our established practice, we intend to pay distribution requests in five annual installments and to defer initial payments as permitted. The Plan allows Alion to defer initial installment distributions for six years for former employees who are not disabled, deceased or retired. We plan to meet future distribution demands through operating cash flows, and if necessary, access to Alion’s revolving credit facility.

We monitor future potential repurchase liability cash flow demands by relying in part on internal and external financial models that incorporate Plan census data and financial inputs intended to simulate changes in Alion’s share price. We use these forecasts to avoid, to the extent practicable, surges in redemption-related demands on Alion’s future cash flows.

Even with these models, we cannot accurately predict the extent to which ESOP repurchases and diversification demands may increase in future years. As more employees meet statutory and Plan-specific age and length of service requirements, potential diversification demands may increase. Although these demands could rise if the price of a share of Alion common stock were to increase, the most recent decline in our share price materially reduced the value of each individual Plan participant’s beneficial interest. Price declines like those we have experienced over the past five valuations can lead to an upturn in the number of individuals making diversification demands. However, even if greater numbers of individuals sought to diversify their ESOP investments, lower values for individual account balances make it unlikely their elections would materially increase the aggregate value of near-term demands on our cash to fund ESOP-related transactions.

As a result of the declines in the price of a share of Alion common stock, our existing analyses do not forecast material increases in the level of estimated future share redemption cash outflows. While we are able to determine the current value of existing demands for future share redemptions based on the current price of a share of Alion common stock, we are only able to forecast cash flow demands for participants who have already commenced redeeming their shares and only for the four years subsequent to their initial share redemption payout. As of March 31, 2014, based on our current $8.10 share price, we estimate we will have to pay out the amounts listed below later this year and over the next four fiscal years. Any future changes in our share price would impact the estimated share redemption payouts.

Estimated Share Redemption Payouts

Fiscal Year Ending September 30,	Amounts (in thousands)
Remainder of 2014	$1,164
2015	1,731
2016	1,388
2017	960
2018	192

Total estimated pay outs	$5,435

Cash flow demands from existing debt agreement obligations

We expect we will have to make the estimated interest and principal payments set forth below for Alion’s existing debt over the balance of fiscal 2014 and through February 2015. Through August 2014, when the Wells Fargo agreement will expire, we expect our drawn balance will average $15 million under the Wells Fargo Agreement in addition to outstanding letters of credit. We forecast we will have interest expense for the $15 million balance, letter of credit fees and commitment fees for any unused revolver balance.

We do not expect Alion will have any material tax-related cash obligations for the foreseeable future. We have significant net operating loss deductions available. We do not forecast having taxable income for at least the next five years.

We believe the Company will be unable to generate sufficient cash flow from operations to retire its debt as it comes due. We can offer no assurance that Alion will be able to obtain new financing at sufficient levels and on acceptable terms, if at all. The following table discloses the estimated interest and principal payments the Company expects to pay on its existing current debt during the remainder of its fiscal year 2014 and in its fiscal year 2015 and does not reflect the effects of any potential refinancing transaction.

	Fiscal Year
Estimated Minimum Payments - Existing Debt Agreements	2014	2015
	(In thousands)
Revolving credit facility (1)
Interest	$528	$—
Secured Notes (2)
Interest	16,655	16,821
Principal and PIK Interest Notes	—	339,788
Unsecured Notes (3)
Interest	12,044	12,044
Principal	—	235,000

Total interest paid in cash	$29,227	28,865
Total principal and PIK Interest paid in cash	—	574,788

Total estimated minimum debt payments	$29,227	603,653

(1)	Expenses include commitment fees and interest under the existing Credit Agreement through May 1, 2014 and estimated expenses under the Wells Fargo Agreement thereafter. Expenses include the $225 thousand we paid Wells Fargo at closing. We expect to have an average drawn balance of $15 million on the Wells Fargo Agreement revolving credit facility for working capital needs and other general corporate purposes. We estimate Wells Fargo Agreement revolving credit facility interest expense at 5.3% for balances actually drawn and at 1.75% for outstanding letters of credit.
(2)	The Secured Notes bear interest at 10% in cash and 2% in PIK. The outstanding principal will increase over time for the 2% compounding PIK interest added to the initial $310 million in principal. The Secured Notes, including $29.8 million in PIK interest, mature November 1, 2014.
(3)	The Unsecured Notes bear interest at 10.25% and mature February 1, 2015. Up through March 31, 2013, the Company had repurchased $15 million worth of Unsecured Notes: $2 million in November 2010; $3 million in June 2011; $5 million in June 2013; and $5 million in July 2013.

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

From December 2002 to March 2014, Alion had spent a cumulative total of $100.0 million to repurchase shares of its common stock to satisfy ESOP distribution and diversification requests from former employees and Plan beneficiaries. Beginning in March 2008, we stopped making lump sum distributions and began paying ESOP beneficiaries over the five-year distribution period permitted by ERISA and the terms of the Plan. Alion intends to continue this practice for the foreseeable future in part to offset the cash flow effects of annual employee diversification requests which are expected to continue for the foreseeable future. Our debt agreements limit our ability to fund certain discretionary ESOP diversification demands on our cash flow. The table below lists current and prior year share repurchases.

Date	Shares Repurchased	Share Price	Total Value Purchased
			(In thousands)
December 2012	119,555	$16.45	1,967
January 2013	759	$16.45	12
February 2013	5,593	$16.45	92
March 2013	115,933	$16.45	1,907
June 2013	164,548	$16.25	2,674
July 2013	106	$16.25	2
September 2013	111	$16.25	2
December 2013	115,252	$8.10	933
March 2014	106,757	$8.10	865

	628,614		$8,454

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

We face interest rate risk for periodic borrowings on our $45.0 million Wells Fargo revolving credit facility. Outstanding balances, if any, bear interest at a variable rate based on LIBOR plus 475 basis points. Variable rates increase the risk that interest charges could increase materially if both market interest rates and outstanding balances were to increase. We estimate that a 100 basis point change in interest rates under the Wells Fargo Agreement would not have a material effect on the company’s operating results. The Secured Notes and the Unsecured Notes are fixed-rate obligations. Other than the current revolving credit facility, Alion currently has no variable rate debt. We do not use derivatives for trading purposes. We invest excess cash in short-term, investment grade, and interest-bearing securities.

Foreign currency risk

International contract expenses and revenues are U.S. dollar-denominated. Alion does not believe operations are subject to material risks from currency fluctuations.

Risk associated with value of Alion common stock

Changes in the fair market value of Alion’s stock affect our estimated ESOP share repurchase obligations and, to a lesser extent, our stock appreciation right obligations. The number of employees who seek to redeem shares of Alion stock following termination of employment and the number of shares they seek to redeem affect the timing and amount of our repurchase obligations. If stock appreciation rights had any intrinsic value, then the number of employees exercising SARs during a given time period could affect timing of SAR-related compensation expense and cash outflows.

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

Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2014, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

As of March 31, 2014, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

4.11	Third Amendment dated as of March 28, 2014 to Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan (As Amended and Restated Effective October 1, 2011).

31.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. (a)

31.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation pursuant to 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. (a)

32.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (a)

32.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (a)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(a)	Filed with this Form 10-Q for the quarter ended March 31, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2014

ALION SCIENCE AND TECHNOLOGY CORPORATION

By:	/s/ Barry M. Broadus
Name:	Barry M. Broadus
Title:	Chief Financial Officer and Duly Authorized Officer