Form 10-Q
period 2014-06-30
ALION SCIENCE & TECHNOLOGY CORP
filed 2014-08-14
CIK 1166568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

The number of shares outstanding of Alion Science and Technology Corporation Common Stock as of August 14, 2014 was: Common Stock 7,534,737

ALION SCIENCE AND TECHNOLOGY CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ALION SCIENCE AND TECHNOLOGY CORPORATION

Condensed Consolidated Balance Sheets (unaudited)

As of June 30, 2014 and September 30, 2013

	June 30,	September 30,
	2014	2013
	(In thousands, except share and per share information)
Current assets:
Cash and cash equivalents	$18,997	$25,613
Accounts receivable, net	161,701	172,604
Receivable due from ESOP Trust	—	930
Prepaid expenses and other current assets	8,305	4,483

Total current assets	189,003	203,630
Property, plant and equipment, net	7,276	9,668
Intangible assets, net	1,181	2,040
Goodwill	398,921	398,921
Other assets	10,218	10,367

Total assets	$606,599	$624,626

Current liabilities:
Interest payable	$15,747	$17,758
Secured Notes	334,338	—
Unsecured Notes	234,450	—
Trade accounts payable	71,293	61,622
Accrued liabilities	42,057	39,393
Accrued payroll and related liabilities	41,515	37,954
Billings in excess of revenue earned	4,202	4,334

Total current liabilities	743,602	161,061
Secured Notes	—	322,286
Unsecured Notes	—	233,832
Accrued compensation and benefits, excluding current portion	6,435	5,736
Non-current portion of lease obligations	11,821	12,821
Deferred income taxes	63,361	58,130
Commitments and contingencies
Redeemable common stock, $0.01 par value, 20,000,000 shares authorized; 7,534,737 shares issued and outstanding at June 30, 2014; 7,641,391 shares issued and outstanding at September 30, 2013	61,031	61,895
Common stock warrants	20,785	20,785
Accumulated other comprehensive loss	130	130
Accumulated deficit	(300,566)	(252,050)

Total liabilities, redeemable common stock and accumulated deficit	$606,599	$624,626

See accompanying notes to unaudited condensed consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands, except share and per share information)
Contract revenue	$207,377	$220,947	$585,723	$646,557
Direct contract expense	162,330	174,314	456,624	509,911

Gross profit	45,047	46,633	129,099	136,646

Operating expenses	19,503	20,929	59,088	64,841
General and administrative	17,709	14,017	55,255	39,025

Operating income	7,835	11,687	14,756	32,780
Other income (expense):
Interest income	15	10	43	44
Interest expense	(19,320)	(18,982)	(57,978)	(56,814)
Other	(54)	(24)	(101)	16
Gain on debt extinguishment	—	1,966	—	1,966

Total other expense	(19,359)	(17,030)	(58,036)	(54,788)
Loss before taxes	(11,524)	(5,343)	(43,280)	(22,008)
Income tax expense	(1,742)	(1,744)	(5,236)	(5,231)

Net loss	$(13,266)	$(7,087)	$(48,516)	$(27,239)

Basic and diluted loss per share	$(1.76)	$(1.01)	$(6.38)	$(4.02)

Basic and weighted average common shares outstanding	7,534,737	6,989,107	7,606,234	6,769,854

Net loss	$(13,266)	$(7,087)	$(48,516)	$(27,239)
Other comprehensive income:
Postretirement actuarial gains	—	—	—	—

Comprehensive loss	$(13,266)	$(7,087)	$(48,516)	$(27,239)

ALION SCIENCE AND TECHNOLOGY CORPORATION

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
	June 30,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net loss	$(48,516)	$(27,239)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,663	5,937
Bad debt expense	250	367
Paid-in-kind interest	5,002	4,902
Amortization of debt issuance costs	8,317	7,920
Incentive and stock-based compensation	1,283	1,556
Gain on debt extinguishment	—	(1,966)
Deferred income taxes	5,231	5,231
Other gains	(676)	(153)
Changes in assets and liabilities:
Accounts receivable	10,652	(10,270)
Other assets	(2,692)	(849)
Trade accounts payable	9,671	21,806
Accrued liabilities	6,572	(5,877)
Interest payable	(2,011)	(1,909)
Other liabilities	(1,132)	1,744

Net cash used in operating activities	(4,386)	1,200
Cash flows from investing activities:
Capital expenditures	(597)	(952)
Asset sale proceeds	1,525	—

Net cash used in investing activities	928	(952)
Cash flows from financing activities:
Payment of debt issue costs	(2,294)	—
Repurchase Unsecured Notes	—	(3,005)
Revolver borrowings	35,000	3,201
Revolver repayments	(35,000)	(3,201)
Loan to ESOP Trust	(855)	(1,907)
ESOP loan repayment	855	1,907
Redeemable common stock purchased from ESOP Trust	(1,798)	(6,660)
Redeemable common stock sold to ESOP Trust	934	2,166

Net cash used in financing activities	(3,158)	(7,499)
Net decrease in cash and cash equivalents	(6,616)	(7,251)
Cash and cash equivalents at beginning of period	25,613	27,227

Cash and cash equivalents at end of period	$18,997	$19,976

Supplemental disclosure of cash flow information:
Cash paid for interest	$46,645	$45,845
Cash paid for taxes	—	—
Non-cash investing and financing activities:
Common stock issued to ESOP Trust in satisfaction of employer contribution liability	$—	$7,198
Landlord-funded tenant improvements	$—	$493
Paid-in-kind notes issued	$6,630	$6,500

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

In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments and reclassifications that are necessary for fair presentation of the periods presented. The results for the three and nine months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K for the year ended September 30, 2013.

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

Management’s current forecasts of future results could differ materially due to general economic uncertainties, sequestration’s effect on future government spending levels, procurement and contract funding delays from the October 2013 government shutdown and other risks associated with future federal government procurement and contracting actions. Management’s cash flow projections indicate that absent a refinancing transaction or series of transactions, the Company will be unable to pay the principal and accumulated unpaid interest on its Secured and Unsecured Notes when those instruments come due in November 2014 and February 2015.

Alion’s Credit Agreement contained a financial statement covenant that required an audit opinion without a “going concern” explanatory note or any similar qualification or exception and without any qualification or exception as to the scope of such audit. In December 2013, in anticipation of a potential covenant breach resulting from an audit opinion including a

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

“going concern” explanatory note, the Credit Agreement lenders agreed to waive this covenant through February 21, 2014. Alion paid no fee for the initial waiver. Absent the waiver, the Company would not have been able to access its revolving credit facility once Alion’s auditors issued their fiscal 2013 audit opinion. The Company negotiated three extensions of this “going concern” waiver for an aggregate total of $700 thousand to maintain access to the revolving credit facility. The “going concern” waiver expired on May 2, 2014. On that date, the Company and Wells Fargo Bank entered into a new $45 million revolving credit facility agreement (the Wells Fargo Agreement) which amended and restated the Credit Agreement and substituted Wells Fargo as the sole lender and administrative agent. Under the Wells Fargo Agreement, the new lender excepted the requirement regarding the going concern qualification for fiscal 2013.

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

On December 24, 2013, the Company executed a Refinancing Support Agreement with the holders of a majority of Alion’s outstanding Unsecured Notes regarding potential transactions to refinance the Company’s outstanding indebtedness. On February 13, 2014 the parties entered into an amendment to the Refinancing Support Agreement and on May 2, 2014 entered into an amended and restated Refinancing Support Agreement to, among other things, extend the date by which the refinancing transactions must be completed. On July 22, 2014, the Refinancing Support Agreement was amended to provide that refinancing transactions must be completed by September 30, 2014. (See Note 21 Subsequent Events.)

In February 2014, the Company filed an initial registration statement on Form S-1 with the Securities and Exchange Commission (SEC) to register an offer to exchange Unsecured Notes for new notes, warrants and a limited amount of cash. Alion amended the registration statement several times to include updated information prior to the SEC declaring the registration statement effective on May 9, 2014. That Exchange Offer commenced May 13, 2014. Alion has extended the exchange offer period several times. On July 29, 2014 the Company filed a new registration statement on Form S-1 incorporating new exchange offer terms. The company amended the July 29th S-1 on August 7, 2014 and August 11, 2014. The SEC declared the amended registration statement effective on August 11, 2014. (See Note 21 Subsequent Events.)

Despite its active engagement in efforts to refinance or retire Alion’s existing Secured and Unsecured Notes, Management can provide no assurance that Alion will be able to refinance the Unsecured Notes; that Alion will be able to obtain financing to retire or replace the Secured Notes; or that if available, financing terms would be favorable.

On the basis of these risks and uncertainties, management determined there is a substantial doubt about Alion’s ability to continue as a going concern. The Company’s unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability of assets or the amounts of liabilities that may result from resolving uncertainties about Alion’s ability to continue as a going concern.

Fiscal, Quarter and Interim Periods

Alion’s fiscal year ends on September 30. The Company operates based on a three-month quarter, four-quarter fiscal year with quarters ending December 31, March 31, June 30, and September 30.

Use of Estimates

Preparing financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported for assets and liabilities, disclosures of contingent assets and liabilities as of financial statement dates, and amounts reported for operating results for each period presented. Actual results are likely to differ from those estimates. Management does not believe such differences will materially affect Alion’s financial position, results of operations, or cash flows.

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

Cash and Cash Equivalents

The Company considers cash in banks, and deposits with financial institutions with maturities of three months or less at time of purchase which Alion can liquidate without prior notice or penalty, to be cash and cash equivalents.

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

We review goodwill for impairment in the fourth quarter each year, and whenever events or circumstances indicate goodwill might be impaired. This quarter, we determined that our declining revenue and the difficulties Alion has experienced in accessing capital and concluding a refinancing transaction were indicators that goodwill might be impaired.

We are required to recognize an impairment loss to the extent our goodwill carrying value at the reporting unit level exceeds fair value. Evaluating goodwill involves significant management estimates. None of our reviews resulted in a goodwill impairment adjustment. See Note 8 for a detailed discussion of the Company’s goodwill impairment testing process.

Intangible Assets

Alion amortizes intangible assets as it consumes economic benefits over estimated useful lives. As of June 30, 2014, the Company had approximately $1.2 million in net intangible assets representing JJMA contracts purchased in 2005. The JJMA contract portfolio has a remaining useful life of approximately 1.4 years.

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

Alion records changes in the reported value of its outstanding common stock through an offsetting charge or credit to accumulated deficit. The Company recognizes changes in the fair value of its redeemable common stock in connection with mid-year and annual ESOP valuations which typically occur on March 31 and September 30 each year. In March 2014, Alion amended the KSOP to permit delaying the valuation report, the Company’s mid-year ESOP contribution, and the ESOP Trustee’s investment decision regarding employee deferrals, transfers and rollovers initially intended to be invested in Alion common stock. The mid-year valuation is expected to occur in late August 2014. As a result of delaying the valuation report, Alion will not make its mid-year ESOP stock contribution until next quarter. The Company did not sell common stock to the ESOP Trust in March 2014.

Alion’s accumulated deficit at June 30, 2014, includes a $67.5 million cumulative benefit for declines in its share price through June 2014 which reduced the Company’s aggregate ESOP share redemption obligation. Outstanding redeemable common stock at June 30, 2014 had an aggregate fair value of approximately $61.0 million based on the September 2013 share price ($8.10 per share as of the most recent valuation).

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

Recently Issued Accounting Pronouncements

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605 Revenue Recognition and some cost guidance in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It specifies a five-step process to analyze contracts with customers to determine when and in what amounts an entity should recognize revenue.

ASU 2014-09 requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for the Company beginning in the first quarter of fiscal 2018, using one of two retrospective methods of adoption. Early adoption is not permitted. The Company has not selected a method for adoption nor has it determined the potential effects on Alion’s financial position, cash flows or results of operations.

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

Amendment No. 4 permits delaying the mid-year ESOP valuation until the due date (including extensions) for filing Alion’s fiscal 2014 federal tax return. It also delays the ESOP Trustee’s investment decision regarding October 2013 to March 2014 employee salary deferrals, rollovers, and transfers initially designated to be invested in the Plan’s ESOP component. The amendment further permits Alion to delay its mid-year employer contribution. The ESOP Trustee, the board of directors and Alion management believed Alion would be able to conclude its refinancing transactions prior to June 30, 2014 and that delaying the mid-year valuation was in the best interests of ESOP participants.

The delayed mid-year ESOP valuation is scheduled to occur in late August 2014 after the Company has concluded its refinancing transactions. Management expects that the anticipated August 2014 valuation will be based on Alion’s financial performance through March 31, 2014 and include the dilutive effects of the proposed refinancing transactions and current market information. The year-end ESOP valuation will occur as of September 30, 2014. The Company believes the Plan and the ESOP Trust have been designed and are being operated in compliance with all applicable IRC requirements.

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

Consistent with its duty of independence from Alion management and its fiduciary responsibilities, the ESOP Trustee retains an independent third party valuation firm to assist it in determining the fair market value (share price) at which the Trustee may acquire or dispose of investments in Alion common stock. Alion adopted Plan amendments in September 2013 and March 2014 to permit delaying each of those ESOP valuations until the due date for filing the Company’s federal tax return. The September 30, 2013 valuation occurred on its normal schedule and the Company made its year end ESOP contribution effective as of September 30, 2013. The Company has not yet made its mid-year ESOP contribution. The Company intends to make its mid-year ESOP contribution after the ESOP Trustee next determines the share price at which to acquire or dispose of investments in Alion common stock. Alion expects the next ESOP valuation of its common stock will occur late in August 2014 after the Company has concluded refinancing its debt.

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

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The reported value of Alion’s share redemption liability at June 30, 2014 is based on the $8.10 price per share at which the Company was most recently able to sell common stock to the ESOP Trust based on a valuation performed for the ESOP Trustee as of September 30, 2013. The Company and the Plan deferred the mid-year ESOP valuation which typically occurs as of March 31st until the closing of a refinancing transaction which is anticipated to have a dilutive effect on existing shareholders. The carrying value of the redeemable common stock liability does not reflect potential changes in the price of share of Alion common stock that could arise from the currently contemplated dilutive refinancing transaction or other factors that could materially affect the share price in the future.

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

After each valuation, the Plan permits beneficiaries and former employees to request distribution of their vested ESOP account balances. Consistent with the terms of the Plan, IRC requirements, and our established practice, we intend to pay distribution requests in five annual installments and to defer initial payments as permitted. The Plan allows Alion to defer initial installment distributions for six years for former employees who are not disabled, deceased or retired. We plan to meet future distribution demands through operating cash flows, and if necessary, access to Alion’s revolving credit facility.

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

As a result of the declines in the price of a share of Alion common stock, our existing analyses do not forecast material increases in the level of estimated future share redemption cash outflows. While we are able to determine the current value of existing demands for future share redemptions based on the current price of a share of Alion common stock, we are only able to forecast cash flow demands for participants who have already commenced redeeming their shares and only for the four years subsequent to their initial share redemption payout. As of June 30, 2014, based on our current $8.10 share price, we estimate we will have to pay out the amounts listed below later this year and over the next four fiscal years. Based on the timing of the next valuation, it is possible that payments scheduled to occur in fiscal 2014 could be delayed to the first quarter of fiscal 2015. Any future changes in our share price would impact the estimated share redemption payouts.

Estimated Share Redemption Payouts

Fiscal Year Ending September 30,	Amounts (in thousands)
Remainder of 2014	$1,164
2015	1,731
2016	1,388
2017	960
2018	192

Total estimated pay outs	$5,435

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(6) Accounts Receivable

Accounts receivable at June 30, 2014 and September 30, 2013 consisted of the following:

	June 30,	September 30,
	2014	2013
	(In thousands)
Billed receivables and amounts billable as of the balance sheet date	$94,465	$102,211
Unbilled receivables:
Amounts billable after the balance sheet date	30,163	36,693
Revenues recorded in excess of milestone billings on fixed price contracts	4,201	3,289
Revenues recorded in excess of estimated contract value or funding	19,091	14,605
Retainages and other amounts billable upon contract completion	17,691	19,557
Allowance for doubtful accounts	(3,910)	(3,751)

Total Accounts Receivable	$161,701	$172,604

Billed accounts receivable include invoices issued to customers for services performed as of the balance sheet date. Unbilled accounts receivable represent revenue recognized as of the balance sheet date for which Alion has yet to issue invoices to customers. Amounts that are currently billable are expected to be invoiced to customers within the next twelve months. Fixed-price contract revenue in excess of milestone billings is not yet contractually billable. Revenue in excess of contract value or funding is billable when Alion receives contract amendments or modifications. Approximately $129.0 million (78%) and $137.5 million (78%) of contract receivables at June 30, 2014 and September 30, 2013 were from federal government prime contracts.

At June 30, 2014, Alion had recognized $71.1 million in revenue in excess of billings on uncompleted contracts including approximately $19.1 million for customer-requested work for which the Company had not received contracts or contract modifications. At September 30, 2013, Alion had recognized $74.1 million in revenue in excess of billings on uncompleted contracts including approximately $14.6 million for customer-requested work for which the Company had not received contracts or contract modifications.

Retainages and other unbilled amounts are billable upon contract completion or completion of DCAA audits. In keeping with industry practice, Alion classifies all contract-related accounts receivable as current assets based on contractual operating cycles which frequently exceed one year. Except for $17.7 million at June 30, 2014, the Company expects to invoice and collect unbilled receivables within the next twelve months.

(7) Property, Plant and Equipment

	June 30,	September 30,
	2014	2013
	(In thousands)
Leasehold improvements	$12,587	$12,984
Equipment and software	34,527	35,203

Total cost	47,114	48,187
Less: accumulated depreciation and amortization	(39,838)	(38,519)

Net Property, Plant and Equipment	$7,276	$9,668

Depreciation for fixed assets and leasehold amortization expense was approximately $680 thousand and $778 thousand for the three months ended June 30, 2014 and 2013. It was $2.1 million and $2.4 million for the nine months ended June 30, 2014 and 2013.

(8) Goodwill

The Company accounts for goodwill and other intangible assets according to ASC 350 Intangibles – Goodwill and Other (ASC 350) which requires that Alion review goodwill at least annually for impairment or more frequently if events or circumstances indicate goodwill might be impaired. The Company performs this review at the end of each fiscal year. In fiscal 2014, the Company experienced difficulties in accessing the capital markets, delays in its refinancing efforts and declining revenue, all of which indicated to management that as of June 30, 2014 goodwill might be impaired. As a result, management tested goodwill for potential impairment as of June 30, 2014.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2013 and June 30, 2014, Alion had approximately $398.9 million in goodwill. There were no changes to the goodwill carrying amount for the years ended September 30, 2013 and 2012 or for the nine months ended June 30, 2014.

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

In 2013, TEOSS had $477 million in contract revenue and EISS had $371 million in contract revenue. Alion’s reported revenue differs from total reporting unit contract revenue because reporting unit contract revenue did not include $292 thousand in inter-company eliminations, discounts, and GSA industrial funding fees which the Company does not track by reporting unit. In its most recent impairment test, management forecast full-year performance for EISS and TEOSS based on their year-to-date revenue through June 30, 2014. TEOSS and EISS had revenue of $324 million and $261 million for the nine months ended June 30, 2014.

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

The Company performs its own independent analysis to determine whether goodwill is potentially impaired. Management performs a discounted cash flow analysis to determine the fair value of each reporting unit. The Company compares the aggregated fair value per the discounted cash flow model to the fair value indicated by the market multiples used in the most recent stock valuation. Management independently determines the rates and assumptions it uses to: perform its goodwill impairment analysis; assess the probability of future contracts and revenue; and evaluate the recoverability of goodwill. Executed contract backlog was approximately 2.6 times trailing twelve month revenue at both June 30, 2014 and September 30, 2013,

Alion has assigned specific contracts and task orders to each reporting unit which, with goodwill, represent each reporting unit’s principal assets. Although the Company does not maintain complete financial information for its reporting units and therefore is unable to prepare reporting unit balance sheets or statements of cash flows, the Company is able to prepare a discounted cash flow analysis in order to test reporting unit goodwill for potential impairment.

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

Cash flow concerns associated with Alion’s current liquidity issues do not materially affect the Company’s goodwill impairment analyses. The Company’s significant interest expense and liquidity demands arise from its Secured and Unsecured Notes, which are part of Alion’s capital structure and thus not allocated to its reporting units. Alion’s operating activities and its reporting units do not face any material interest expense or demands on liquidity that materially affect the Company’s discounted cash flow analysis based on contract portfolios and operating margins.

Alion’s cash flow analysis depends on several significant management inputs and assumptions. Management uses observable inputs, rates and assumptions generally consistent with those used by the independent third party to prepare the valuation report for the ESOP Trustee. However, management’s sensitivity analyses also incorporate a more conservative range of growth assumptions in addition to assumptions generally consistent with those used by the independent third party to prepare the valuation report for the ESOP Trust. These sensitivity analyses are designed to stress management’s best estimate of the Company’s financial forecast for purposes of understanding whether a reasonable decline in growth would cause the associated expected discounted cash flows to fall below the reporting units’ carrying value. Management’s cash flow analysis includes the following significant inputs and assumptions: estimated future revenue and revenue growth; estimated future operating margins and EBITDA; observable market multiples for comparable companies; and a discount rate management believes is consistent with a market-based weighted average cost of capital. Management includes EBITDA in its analysis in order to use publicly available valuation data.

Management based its current goodwill impairment testing valuation on discounted cash flows. In its fiscal 2014 interim impairment testing, management discounted median market multiples by approximately 20% to reflect Alion’s recent revenue declines, the Company’s financial performance compared to its peers and the significant uncertainties in the professional services government contracting marketplace likely to adversely affect future financial performance. Management used a weighted average cost of capital rate of 13.0% derived from market-based inputs, the tax-effected interest cost of Alion’s outstanding debt and a hypothetical market participant capital structure. Management estimated future years’ EBITDA based on Alion’s reporting units’ historical adjusted EBITDA as a percentage of revenue. To the extent that management’s analysis included forecasts of future growth, management based its estimates on existing contract backlog, recent contract wins, current year performance and new business opportunities. Management analyzed goodwill for impairment using a range of near-term and long-term growth values of -2.3% to 2.5%.

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

There were no changes in fiscal 2014 or fiscal 2013 to the methods used to evaluate goodwill in prior periods. Changes in one or more inputs could materially alter the calculation of Alion’s enterprise fair value and thus the Company’s determination of whether its goodwill is potentially impaired. A hypothetical 10% increase or decrease in the weighted average cost of capital rate at June 30, 2014, would have produced a corresponding 8.6% decrease and 10.5% increase in estimated enterprise value. A similar change in the weighted average cost of capital rate at September 30, 2013, would have produced a corresponding 5.7% decrease and 6.9% increase in estimated enterprise value. Alion’s enterprise value based on discounted cash flows was approximately 21% lower at June 30, 2014 and 26% lower at September 30, 2013 than EBITDA multiples from mergers and acquisitions in the government services market place.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Management reviews the Company’s internally-computed enterprise fair value to confirm the reasonableness of the internal analysis and compares the results of its independent analysis with the results of the independent third party valuation report prepared for the ESOP Trustee when such reports are available. Management compares each reporting unit’s carrying amount to its estimated fair value. If a reporting unit’s carrying value exceeds its estimated fair value, the Company compares the reporting unit’s goodwill carrying amount with the corresponding implied fair value of its goodwill. If the carrying amount of reporting unit goodwill exceeds its fair value, the Company recognizes an impairment loss to the extent that the carrying amount of goodwill exceeds implied fair value. Alion performs impairment testing on an enterprise value basis as there is no public market for the Company’s common stock.

Management determined that, on an enterprise value basis, Alion’s reporting units have positive carrying value. Reporting unit carrying values are positive because they do not include any allocation of the corporate debt that is an integral component of the Company’s capital structure. If Alion were to allocate to corporate debt to its reporting units, carrying values would be negative rather than positive. In reviewing its discounted cash flow analysis prepared for testing goodwill for potential impairment, management considered macroeconomic and other conditions such as:

•	Alion’s recent revenue decline and weak to negative growth rates;

•	Alion’s credit rating and difficulties in refinancing its debt;

•	Industry and market concerns about how sequestration and federal budget deficits will affect future Department of Defense spending;

•	The effect on general economic conditions from continuing federal budget deficits;

•	An increase in market risks.

Alion completed its interim goodwill impairment analysis in the third quarter of fiscal 2014 and concluded no goodwill impairment existed as of June 30, 2014. Given the totality of events and circumstances, management chose to perform a Step One analysis, which supported a lower enterprise value for Alion as of June 30, 2014 compared to September 30, 2013. At June 30, 2014, estimated discounted cash flows had decreased by more than 13.0% compared to estimated discounted cash flows at September 30, 2013. From September 2013 to June 2014, EISS reporting unit carrying value declined 14% and TEOSS reporting unit carrying value declined 12%.

As of June 30, 2014, the estimated fair value of each reporting unit exceeded its positive carrying value. Consistent with prior disclosures, the decline in estimated discounted cash flows from September 2013 to June 2014 did not result in a goodwill impairment. Alion’s Step One impairment test results make it unlikely that a reasonably probable change in assumptions would have triggered a goodwill impairment. A hypothetical 10% decrease in fair value would not have resulted in impairment to goodwill for TEOSS. A similar decrease in fair value for EISS would have triggered the need to perform an additional Step Two analysis for that reporting unit.

The tables below show goodwill, carrying value, estimated fair value, and excess of estimated fair value over carrying value for Alion’s reporting units as of June 30, 2014 and September 30, 2013.

	Goodwill	Carrying Value	Estimated Fair Value	Excess of Estimated Fair Value over Carrying Value
Sector	at June 30, 2014 (In millions, except percentages)
TEOSS	$201.9	$173.6	$227.0	$53.4	31%
EISS	197.0	173.3	190.1	16.8	10%
Total	$398.9	$346.9	$417.1	$70.2	19%

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Goodwill	Carrying Value	Estimated Fair Value	Excess of Estimated Fair Value over Carrying Value
	at September 30, 2013
Sector	(In millions, except percentages)
TEOSS	$201.9	$187.3	$259.2	$71.9	38%
EISS	197.0	184.1	222.1	38.0	21%
Total	$398.9	$371.4	$481.3	$109.9	30%

(9) Intangible Assets

Intangible assets consist primarily of contracts acquired in the JJMA transaction and internal-use engineering designs. The table below shows intangible assets as of June 30, 2014 and September 30, 2013.

	June 30, 2014			September 30, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Purchased contracts	$111,635	$(110,454)	$1,181	$111,635	$(109,795)	$1,840
Internal use software and engineering designs	3,182	(3,182)	—	3,182	(2,982)	200

Total	$114,817	$(113,636)	$1,181	$114,817	$(112,777)	$2,040

The weighted-average remaining amortization period of intangible assets was approximately 16 months at June 30, 2014 and 20 months at September 30, 2013. Amortization expense was approximately $248 thousand and $316 million for the three months ended June 30, 2014 and 2013 and approximately $859 thousand and $2.9 million for the nine months ended June 30, 2014 and 2013. Estimated aggregate amortization expense for the next five years and thereafter is as follows.

(In thousands)
2014 (for the remainder of the fiscal year)	$219
2015	737
2016	141
2017	51
2018	33
2019	—
Thereafter	—

$1,181

(10) Current Debt

As of June 30, 2014, Alion’s existing debt structure included three items of current debt: a $45 million revolving credit facility; $235 million in Unsecured Notes and; $336.4 million in Secured Notes ($310 million in initial face value plus $26.4 million in paid in kind (PIK) interest notes issued). Prior to September 30, 2014, the Company intends to complete its refinancing transactions to retire at least 90% of its Unsecured Notes and all of its Secured Notes and to enter into a new credit agreement, two new first lien term loans, a second lien loan, and third lien loan notes. Except as set out below, the Company is in compliance with each of the affirmative, negative and financial covenants in its existing debt agreements as of June 30, 2014.

We reclassified the Secured Notes from long term to current debt in the first quarter of fiscal 2014 and did the same for our Unsecured Notes in the second quarter of fiscal 2014. Our Secured Notes were reclassified to current liabilities based on their November 1, 2014 maturity. Our Unsecured Notes were reclassified to current liabilities based on their February 1, 2015 maturity. Had there been any balance drawn under the Credit Agreement as of June 30, 2014, that amount would also have been classified as a current liability because the Credit Agreement was set to expire on August 1, 2014. On July 31, 2014, Wells Fargo Bank extended the Credit Agreement maturity to August 15, 2014.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our Credit Agreement financial statement covenant required an audit opinion without a “going concern” explanatory note or any similar qualification or exception and without any qualification or exception as to the scope of such audit. In December 2013, the Credit Agreement lenders agreed to waive this covenant for fiscal 2013 through and including February 21, 2014. The Company paid no fee for this waiver. At the end of fiscal 2013, the Company had no balance drawn on the Credit Agreement revolving credit facility. At the date of the initial waiver, the Company did have a balance drawn on the Credit Agreement revolving credit facility.

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

The Company and Wells Fargo Bank entered into a new revolving credit agreement effective May 2, 2014 which amended and restated the existing Credit Agreement and substituted Wells Fargo as the sole lender and administrative agent. Under the amended and restated Credit Agreement, Wells Fargo excepted the “going concern” explanatory note in the December 2013 audit opinion from the covenant concerning delivery of audit opinions to the new lender.

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

Current Debt - Credit Agreement

The Company is able to use the Credit Agreement revolving credit facility for working capital, permitted acquisitions and general corporate purposes. This includes up to $35.0 million in letters of credit and up to $5.0 million in short-term swing line loans. At June 30, 2014, the Company had $3.9 million in outstanding letters of credit and no balance actually drawn.

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

Guarantees. Alion’s Credit Agreement obligations are guaranteed by its 100% owned subsidiaries, IPS, CATI, METI, JJMA, BMH, WCI, WCGS, MA&D and Alion International Corporation. These subsidiaries also guarantee all the Company’s Secured Note and Unsecured Note obligations (described below).

Interest and Fees. Credit Agreement loans bear interest at a floating rate based on the daily one-month London Inter-Bank Offered Rate (LIBOR). The current rate is 4.9% (LIBOR plus 475 basis points).

Other Fees and Expenses. The May 2, 2014 amendment to the Credit Agreement requires Alion to pay a $75 thousand minimum discount fee each month. The minimum discount fee is net of interest on actual loan balances and outstanding letter of credit commitments. Alion was formerly required to pay a commitment fee of 175 basis points per year on the prior quarter’s daily unused Credit Agreement balance. The Company paid $15 thousand in commitments fees and $72 thousand in minimum discount fees for the three months ended June 30, 2014. Alion paid $137 thousand in commitment fees for the three months ended June 30, 2013. The Company paid approximately $72 thousand in minimum discount fees and $294 thousand in commitment fees for the nine months ended June 30, 2014. Alion paid $411 thousand in commitment fees for the nine months ended June 30, 2013. Alion is required to pay letter-of-credit issuance and administrative fees, and up to a 25 basis point fronting fee and interest in arrears each quarter on all outstanding letters of credit. The letter or credit interest rate is 4.75%. The Company is also required to pay an annual agent’s fee.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Covenants. The Credit Agreement contains an asset-based lending facility that limits Alion’s borrowing capability as determined by periodic borrowing base certificates the Company is required to provide Wells Fargo Bank.

The Credit Agreement restricts us from doing any of the following without the prior consent of lenders that extended more than 50 percent of the aggregate amount of all Credit Agreement loans then outstanding:

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

Covenants. As of June 30, 2014, Alion was in compliance with the covenants set forth in the Indenture governing its 12% Secured Notes (Secured Note Indenture). The Secured Note Indenture does not contain any financial covenants.

A Secured Note Indenture covenant restricts our ability to incur additional debt. Defined terms in the Secured Note Indenture include: Net Available Cash, Total Assets, Restricted Subsidiaries, Indebtedness, Adjusted EBITDA and Consolidated Interest Expense. Alion and its Restricted Subsidiaries may not issue, incur, assume, guarantee, or otherwise become liable for any debt unless our Adjusted EBITDA to Consolidated Interest Expense ratio is greater than 2.0 to 1.0. Our Adjusted EBITDA to Consolidated Interest Expense ratio was 0.91 to 1.0 as of September 30, 2013 ($69.0 million in Adjusted EBITDA to $75.7 million in Consolidated Interest Expense). Our ratio was 0.82 to 1.0 as of June 30, 2014 ($63.3 million in Adjusted EBITDA to $76.9 million in Consolidated Interest Expense). Even if Adjusted EBITDA is not at least two times Consolidated Interest Expense, we may incur other permitted debt including:

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

Current Debt - Unsecured Notes

In February 2007, Alion issued and sold $250.0 million of its private 10.25% senior unsecured notes due February 1, 2015 (Unsecured Notes) to Credit Suisse, which informed the Company it had resold most of the notes to qualified institutional buyers. In June 2007, Alion exchanged the private Unsecured Notes for publicly tradable Unsecured Notes with the same terms. Alion’s 100% owned subsidiaries, IPS, CATI, METI, JJMA, BMH, WCI, WCGS, MA&D and Alion International Corporation guarantee the Unsecured Notes. From time to time, Alion has repurchased some of its outstanding Unsecured Notes in open market transactions. Through June 30, 2014, the Company had repurchased $15 million worth of Unsecured Notes: $2 million in November 2010; $3 million in June 2011, $5 million in June 2013 and an additional $5 million in July 2013. The Company recognized a gain on debt extinguishment for each Secured Note repurchase. In fiscal 2013, the Company recognized a $3.9 million gain; there were no debt extinguishments in fiscal 2012. In 2011, the Company recognized a $939 thousand debt extinguishment gain.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Interest and Fees. The Unsecured Notes bear interest at 10.25% per year, payable semi-annually in arrears on February 1 and August 1. Alion pays interest to holders of record as of the immediately preceding January 15 and July 15. The Company must pay interest on overdue principal or interest at 11.25% per annum to the extent lawful.

Covenants. There are no financial covenants in the Unsecured Note Indenture. As of June 30, 2014, we were in compliance with Unsecured Note Indenture non-financial covenants. Pursuant to a registration statement filed with the SEC declared effective May 9, 2014, the Company solicited consents from Unsecured Note holders to eliminate substantially all of the affirmative and negative covenants and eliminate certain events of default contained in the Unsecured Note Indenture. On May 29, 2014, holders of a majority of the face amount of outstanding Unsecured Notes consented to amend the Unsecured Note Indenture. The Company and the Secured Note Indenture trustee executed a Second Supplemental Indenture to amend the Secured Note Indenture as requested in Alion’s solicitation. The amendment becomes operative upon completion of the exchange offer which is still open.

A covenant in the Unsecured Note Indenture restricts our ability to incur additional debt. Defined terms in the Unsecured Note Indenture include: Net Available Cash, Total Assets, Restricted Subsidiaries, Indebtedness, Adjusted EBITDA and Consolidated Interest Expense. Alion and its Restricted Subsidiaries may not issue, incur, assume, guarantee, or otherwise become liable for any indebtedness unless our Adjusted EBITDA to Consolidated Interest Expense ratio is greater than 2.0 to 1.0. Our Adjusted EBITDA to Consolidated Interest Expense ratio was 0.91 to 1.0 as of September 30, 2013 ($69.0 million in Adjusted EBITDA to $75.7 million in Consolidated Interest Expense). Our ratio was 0.82 to 1.0 as of June 30, 2014 ($63.3 million in Adjusted EBITDA to $76.9 million in Consolidated Interest Expense). Even if Adjusted EBITDA is not at least two times Consolidated Interest Expense, we may incur other permitted debt including:

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

Optional Redemption. We may redeem all or a portion of the Unsecured Notes at par plus accrued and unpaid interest to the redemption date. Alion is in the process of refinancing most if not all its senior debt prior to maturity in November 2014 and February 2015 when the Company will have to payout more than $600 million over a three-month period. We are uncertain if the Company will be able to refinance these obligations or if the ultimate refinancing terms will be favorable. The table below sets out accrued unpaid interest as of June 30, 2014 and September 30, 2013.

	June 30,	September 30,
	2014	2013
	(In thousands)
Secured Notes	$5,607	$13,741
Unsecured Notes	10,140	4,017

Total	$15,747	$17,758

As of June 30, 2014, Alion must make the following principal repayments (face value) for its outstanding debt. Secured and Unsecured Note face values exceed carrying values. Carrying value includes debt issue costs which include the unamortized balances of: original issue discount; third-party debt issue expenses; and the initial fair value of common stock warrants issued in connection with the Secured Notes.

Future Payments by Fiscal Year:	2014	2015	Total
Secured Notes and PIK Interest(1)	$—	$339,788	$339,788
Unsecured Notes(2)	—	235,000	235,000

Total Principal Payments	$—	$574,788	$574,788

1.	The Secured Notes due November 2014 include $310 million of debt issued in March 2010 and an estimated $29.8 million in PIK interest added to principal over the life of the notes. As of June 30, 2014, the $334.3 million carrying value on the face of the balance sheet included $310 million in principal, $26.4 million in PIK notes issued; $1.1 million in accrued PIK interest and is net of $3.2 million in aggregate unamortized debt issue costs. Initial debt issue costs consist of $7.7 million in original issue discount, $13.5 million in third-party costs and $20.8 million for the Secured Note warrants’ initial fair value.
2.	As of June 30, 2014, the Unsecured Notes due February 2015 include $235 million in principal and approximately $550 thousand in unamortized debt issue costs (initially $7.1 million). Since issuing the Unsecured Notes, the Company has repurchased $15 million in principal.

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

	June 30, 2014		September 30, 2013
	(In thousands)
	Secured Notes	Unsecured Notes	Secured Notes	Unsecured Notes
Face value of original notes outstanding	$310,000	$235,000	$310,000	$235,000
PIK interest notes issued	26,417	—	19,788	—

Face value of outstanding notes	$336,417	$235,000	$329,788	$235,000
PIK interest notes to be issued	1,122	—	2,748	—

Face value of notes outstanding and notes to be issued	$337,539	$235,000	$332,536	$235,000
Less: unamortized debt issue costs	(3,200)	(550)	(10,250)	(1,168)

Carrying value	$334,339	$234,450	$322,286	$233,832

Fair value of outstanding notes	$333,911	$177,002	$335,295	$151,928

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

The Secured Note warrants had an initial fair value of approximately $20.8 million based on Alion’s former share price of $34.50. Alion recognized the value of the warrants as part of the debt issue costs for the Secured Notes and recorded a corresponding credit to equity. The Company accounts for the Secured Note warrants as equity and reassesses this classification each reporting period. The Company identified no required changes in accounting treatment as of June 30, 2014.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(13) Leases

Future minimum lease payments under non-cancelable operating leases for buildings, equipment and automobiles at June 30, 2014 are set out below. Alion subleases some excess capacity to subtenants under non-cancelable operating leases.

Lease Payments for Fiscal Years Ending	(In thousands)
2014 (for the remainder of fiscal year)	$6,546
2015	25,240
2016	21,281
2017	18,140
2018	15,267
2019	6,463
And thereafter	12,976

Gross lease payments	$105,913
Less: non-cancelable subtenant receipts	(1,748)

Net lease payments	$104,165

Composition of Total Rent Expense

	Nine Months Ended
	June 30,
	2014	2013
	(In thousands)
Minimum rentals	$16,957	$16,179
Less: Sublease rental income	(438)	(452)

Total rent expense, net	$16,519	$15,727

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

Based on the value of common stock contributed and to be contributed to the Plan, Alion recognized $3.5 million and $10.5 million in Plan expense for the three and nine months ended June 30, 2014 and $3.3 million and $10.5 million in Plan expense for the three and nine months ended June 30, 2013.

The non-cash component of ESOP expense is included in operating cash flows from changes in accrued liabilities. When the Company issues common stock to the ESOP Trust as a Plan contribution, the amount appears in the statement of cash flows as a supplemental disclosure — “common stock issued in satisfaction of employer contribution liability.”

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Alion recognizes long term incentive compensation expense based on outstanding grants’ stated values, estimated probability of achieving stated goals and estimated probable future grant values. For the three months ended June 30, 2014, the Company recognized a $441 thousand credit to incentive compensation expense. For the nine months ended June 30, 2013, the Company recognized $1.2 million in incentive compensation expense. For the three months ended June 30, 2013, the Company recognized a $7 thousand credit to incentive compensation expense. For the nine months ended June 30, 2013, the Company recognized $1.5 million in incentive compensation expense.

(16) Stock Based Compensation

Alion initially adopted its Stock Appreciation Rights (SAR) Plan in 2004. The Company amended and restated the SAR Plan in January 2007; amended it in January 2010; and amended and restated the SAR Plan in June 2013. The SAR Plan expires in November 2016. The most recent SAR Plan amendment revises certain change in control provisions.

The chief executive officer may award SARs as he deems appropriate. Awards vest ratably over four years with payment following the grant date fifth anniversary. Grants with no intrinsic value expire on their year-five payment date. The SAR Plan permits accelerated vesting in the event of death, disability or a change in control of the Company. Approximately 621 thousand SARs were outstanding at June 30, 2014, at a weighted average grant date fair value of $17.16 per share. No outstanding grant has any intrinsic value.

In June 2013, the Company amended and restated its Phantom Stock Plan and its Performance Shares and Retention Phantom Stock Plan. No grants are outstanding under either of these plans.

Alion recognized $28 thousand and $116 thousand in stock-based compensation expense for the three and nine months ended June 30, 2014 and $21 thousand and $79 thousand in stock based compensation expense for the three and nine months ended June 30, 2013.

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

(17) Income Taxes

Deferred Taxes

Alion is subject to income taxes in the U.S., various states, India and Canada. Tax statutes and regulations within each jurisdiction are subject to interpretation requiring management to apply significant judgment. Alion recorded $1.7 million and $5.2 million in goodwill-related deferred tax expense and liabilities for the three and nine month periods ended June 30, 2014 and 2013. The Company recognized approximately $2 thousand and $5 thousand in current tax expense for its Indian subsidiary for the three and nine month periods ended June 30, 2014 and no current tax expense for the three and nine month periods ended June 30, 2013.

The Company expects to be able to use existing and anticipated net operating losses (NOL) to offset taxes that may become due in the future if Alion has future taxable income. Even though Alion has recorded a full valuation allowance for all deferred tax assets and is carrying a $63.4 million deferred tax liability, the Company does not expect to pay any domestic income taxes for the foreseeable future and minimal foreign income taxes for its operations in India. Alion’s ability to utilize NOL tax benefits will depend upon how much future taxable income it has and may be limited under certain circumstances. Alion does not have any NOL tax benefits it can carry back to prior years.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s effective tax rate for the nine months ended June 30, 2014 was (12.1%). The effective tax rate was (23.8%) for the nine months ended June 30, 2013. As of June 30, 2014 and September 30, 2013 the net deferred tax liability was:

	June 30, 2014	September 30, 2013
	(In thousands)
Current deferred tax asset	$9,184	$9,228
Noncurrent deferred tax asset	110,108	87,812
Valuation allowance	(119,292)	(97,040)
Noncurrent deferred tax liability	(63,361)	(58,130)

Net deferred tax liability	$(63,361)	$(58,130)

Tax Uncertainties

Alion uses the latest available information to periodically assess its liabilities and contingencies for all periods open to examination by tax authorities. Where management believes there is more than a 50 percent chance the Company’s tax position will not be sustained, Alion records its best estimate of the resulting tax liability, including interest. Interest or penalties related to income taxes are reported separately from income tax expense. The Company has analyzed its tax positions and has not recorded any liabilities for tax uncertainties.

Alion may become subject to federal or state income tax examination for tax years ended September 2011 and after. The Company does not expect resolution of tax matters for any open years to materially affect its operating results, financial condition, cash flows or effective tax rate.

(18) Segment Information

Alion operates as a single segment, providing advanced engineering, information technology and operational solutions to strengthen national security and drive business results under contracts with the U.S. government, state and local governments, and commercial customers.

U.S. government customers typically exercise independent contracting authority. U.S. government agencies, department offices or divisions may use Alion’s services as a separate customer directly, or through a prime contractor, if they have independent decision-making and contracting authority within their organization. U.S. government prime contracts accounted for approximately 85% and 87% of total contract revenue for the nine months ended June 30, 2014, and 2013.

(19) Commitments and Contingencies

Government Audits

Federal government cost-reimbursement contract revenues and expenses in the unaudited condensed consolidated financial statements are subject to DCAA audit and possible adjustment. Alion is a major contractor and DCAA maintains an office on site to perform various audits throughout the year. The Company has settled indirect rates through 2007 based on completed DCAA audits. All subsequent years are open. We are disputing the government’s claim for penalties and interest for 2005. We believe the statute of limitations has expired on any government contractual claims, including any claims for penalties and interest, on our 2005 indirect rate proposal. Alion has recorded federal government contract revenue based on amounts it expects to realize upon final settlement.

Legal Proceedings

We are involved in routine legal proceedings occurring in the ordinary course of business that we believe are not material to our financial condition, operating results, or cash flows. As a government contractor, from time to time we may be subject to DCAA audits and federal government inquiries. The federal government can suspend or debar for a period of time any federal contractor it finds has violated the False Claims Act, and any contractor indicted or convicted of violations of other federal laws. The federal government can also impose fines or penalties.

Alion depends on federal government contracts; suspension or debarment could have a material, adverse effect on our business, financial condition, operating results, cash flows and our ability to meet our financial obligations. We are not aware of any such pending federal government claims or investigations.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following information presents unaudited condensed consolidating balance sheets as of June 30, 2014 and September 30, 2013; unaudited condensed consolidating statements of operations and comprehensive loss for the three month and nine month periods ended June 30, 2014 and 2013; and unaudited condensed consolidating statements of cash flows for the nine months ended June 30, 2014 and 2013 of Alion, its guarantor subsidiaries and its non-guarantor subsidiaries. Investments include Alion’s investments in its subsidiaries presented using the equity method of accounting.

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet as of June 30, 2014 (unaudited)

	Parent	Guarantor Companies	Non- Guarantor Companies	Eliminations	Consolidated
	(In thousands)
Current assets:
Cash and cash equivalents	$18,996	$(28)	$29	$—	$18,997
Accounts receivable, net	158,220	2,388	1,093	—	161,701
Prepaid expenses and other current assets	8,228	60	17	—	8,305

Total current assets	185,444	2,420	1,139	—	189,003
Property, plant and equipment, net	6,887	389	—	—	7,276
Intangible assets, net	1,181	—	—	—	1,181
Goodwill	398,921	—	—	—	398,921
Investment in subsidiaries	29,405	—	—	(29,405)	—
Intercompany receivables	2,334	28,872	—	(31,206)	—
Other assets	10,213	—	5	—	10,218

Total assets	$634,385	$31,681	$1,144	$(60,611)	$606,599

Current liabilities:
Interest payable	$15,747	$—	$—	$—	$15,747
Secured notes	334,338	—	—	—	334,338
Unsecured notes	234,450	—	—	—	234,450
Trade accounts payable	71,219	2	72	—	71,293
Accrued liabilities	41,878	97	82	—	42,057
Accrued payroll and related liabilities	41,192	279	44	—	41,515
Billings in excess of revenue earned	4,089	81	32	—	4,202

Total current liabilities	742,913	459	230	—	743,602
Intercompany payables	28,873	—	2,333	(31,206)	—
Accrued compensation and benefits, excluding current portion	6,435	—	—	—	6,435
Non-current portion of lease obligations	11,423	398	—	—	11,821
Deferred income taxes	63,361	—	—	—	63,361
Commitments and contingencies
Redeemable common stock	61,031	—	—	—	61,031
Common stock warrants	20,785	—	—	—	20,785
Common stock of subsidiaries	—	4,084	9	(4,093)	—
Accumulated other comprehensive loss	130	—	—	—	130
Accumulated surplus (deficit)	(300,566)	26,740	(1,428)	(25,312)	(300,566)

Total liabilities, redeemable common stock and accumulated deficit	$634,385	$31,681	$1,144	$(60,611)	$606,599

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet as of September 30, 2013 (unaudited)

	Parent	Guarantor	Non- Guarantor Companies	Eliminations	Consolidated
	(In thousands)
Current assets:
Cash and cash equivalents	$25,617	$(24)	$20	$—	$25,613
Accounts receivable, net	169,304	2,735	565	—	172,604
Receivable due from ESOP Trust	930	—	—	—	930
Prepaid expenses and other current assets	4,449	188	(154)	—	4,483

Total current assets	200,300	2,899	431	—	203,630
Property, plant and equipment, net	9,139	525	4	—	9,668
Intangible assets, net	2,040	—	—	—	2,040
Goodwill	398,921	—	—	—	398,921
Investment in subsidiaries	28,420	—	—	(28,420)	—
Intercompany receivables	1,906	27,828	—	(29,734)	—
Other assets	10,363	—	4	—	10,367

Total assets	$651,089	$31,252	$439	$(58,154)	$624,626

Current liabilities:
Interest payable	$17,758	$—	$—	$—	$17,758
Trade accounts payable	61,563	58	1	—	61,622
Accrued liabilities	39,169	144	80	—	39,393
Accrued payroll and related liabilities	37,404	517	33	—	37,954
Billings in excess of costs revenue earned	4,250	84	—	—	4,334

Total current liabilities	160,144	803	114	—	161,061
Intercompany payables	27,826	153	1,754	(29,733)	—
Secured Notes	322,286	—	—	—	322,286
Unsecured Notes	233,832	—	—	—	233,832
Accrued compensation and benefits, excluding current portion	5,736	—	—	—	5,736
Non-current portion of lease obligations	12,374	447	—	—	12,821
Deferred income taxes	58,130	—	—	—	58,130
Redeemable common stock	61,895	—	—	—	61,895
Common stock of subsidiaries	—	4,084	9	(4,093)	—
Commitments and contingencies
Common stock warrants	20,785	—	—	—	20,785
Accumulated other comprehensive loss	130	—	—	—	130
Accumulated surplus (deficit)	(252,049)	25,765	(1,438)	(24,328)	(252,050)

Total liabilities, redeemable common stock and accumulated deficit	$651,089	$31,252	$439	$(58,154)	$624,626

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations and Comprehensive Loss for the Three Months Ended June 30, 2014 (unaudited)

	Parent	Guarantor Companies	Non- Guarantor Companies	Eliminations	Consolidated
	(In thousands)
Contract revenue	$205,339	1,734	304	—	$207,377
Direct contract expense	161,221	944	165	—	162,330

Gross profit	44,118	790	139	—	45,047

Operating expenses	19,045	356	102		19,503
General and administrative	17,526	163	20	—	17,709

Operating income	7,547	271	17	—	7,835
Other income (expense):
Interest income	15	—	—	—	15
Interest expense	(19,320)	—	—	—	(19,320)
Other	(54)		—	—	(54)
Equity in net income (loss) of subsidiaries	293	—	—	(293)	—

Total other expenses	(19,066)	—	—	(293)	(19,359)

(Loss) income before taxes	(11,519)	271	17	(293)	(11,524)
Income tax expense	(1,747)	—	5	—	(1,742)

Net loss	$(13,266)	$271	$22	$(293)	$(13,266)

Other comprehensive income
Postretirement actuarial gains	—	—	—	—	—

Comprehensive income (loss)	$(13,266)	$271	$22	$(293)	$(13,266)

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations and Comprehensive Loss for the Three Months Ended June 30 2013 (unaudited)

	Parent	Guarantor Companies	Non- Guarantor Companies	Eliminations	Consolidated
	(In thousands)
Contract revenue	$218,344	$2,414	$189	$—	$220,947
Direct contract expense	172,741	1,476	97	—	174,314

Gross profit	45,603	938	92	—	46,633

Operating expenses	20,365	460	104	—	20,929
General and administrative	13,370	632	15	—	14,017

Operating income (loss)	11,868	(154)	(27)	—	11,687
Other income (expense):
Interest income	10	—	—	—	10
Interest expense	(18,982)	—	—	—	(18,982)
Other	(59)	35	—	—	(24)
Gain on debt extinguishment	1,966	—	—	—	1,966
Equity in net income of subsidiaries	(146)	—	—	146	—

Total other (expense) income	(17,211)	35	—	146	(17,030)

(Loss) income before taxes	(5,343)	(119)	(27)	146	(5,343)
Income tax expense	(1,744)	—	—	—	(1,744)

Net income (loss)	$(7,087)	$(119)	$(27)	$146	$(7,087)

Other comprehensive income:
Postretirement actuarial gains	—	—	—	—	—

Comprehensive income (loss)	$(7,087)	$(119)	$(27)	$146	$(7,087)

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations and Comprehensive Loss for the Nine Months Ended June 30, 2014 (unaudited)

	Parent	Guarantor Companies	Non- Guarantor Companies	Eliminations	Consolidated
	(In thousands)
Contract revenue	$579,588	5,356	779	—	$585,723
Direct contract expense	453,104	3,102	418	—	456,624

Gross profit	126,484	2,254	361	—	129,099

Operating expenses	57,716	1,068	304	—	59,088
General and administrative	55,005	211	39	—	55,255

Operating income	13,763	975	18	—	14,756
Other income (expense):
Interest income	43	—	—	—	43
Interest expense	(57,978)	—	—	—	(57,978)
Other	(101)		—	—	(101)
Equity in net income (loss) of subsidiaries	987		—	(987)	—

Total other expenses	(57,049)	—	—	(987)	(58,036)

(Loss) income before taxes	(43,286)	975	18	(987)	(43,280)
Income tax expense	(5,230)	—	(6)	—	(5,236)

Net loss	$(48,516)	$975	$12	$(987)	$(48,516)

Other comprehensive income
Postretirement actuarial gains	—	—	—	—	—

Comprehensive income (loss)	$(48,516)	$975	$12	$(987)	$(48,516)

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations and Comprehensive Loss for the Nine Months Ended June 30, 2013 (unaudited)

	Parent	Guarantor Companies	Non- Guarantor Companies	Eliminations	Consolidated
	(In thousands)
Contract revenue	$639,186	$6,969	$402	$—	$646,557
Direct contract expense	505,326	4,241	344	—	509,911

Gross profit	133,860	2,728	58	—	136,646

Operating expenses	63,034	1,578	229	—	64,841
General and administrative	38,283	683	59	—	39,025

Operating income (loss)	32,543	467	(230)	—	32,780
Other income (expense):
Interest income	44	—	—	—	44
Interest expense	(56,814)	—	—	—	(56,814)
Other	(19)	35	—	—	16
Gain on debt extinguishment	1,966	—	—	—	1,966
Equity in net income of subsidiaries	272	—	—	(272)	—

Total other (expense) income	(54,551)	35	—	(272)	(54,788)

(Loss) income before taxes	(22,008)	502	(230)	(272)	(22,008)
Income tax expense	(5,231)	—	—	—	(5,231)

Net income (loss)	$(27,239)	$502	$(230)	$(272)	$(27,239)

Other comprehensive income:
Postretirement actuarial gains	—	—	—	—	—

Comprehensive income (loss)	$(27,239)	$502	$(230)	$(272)	$(27,239)

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended June 30, 2014 (unaudited)

	Parent	Guarantor Companies	Non- Guarantor Companies	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(4,416)	$21	$9	$(4,386)
Cash flows from investing activities:
Capital expenditures	(572)	(25)	—	(597)
Asset sale proceeds	1,525	—	—	1,525

Net cash (used in) provided by investing activities	953	(25)	—	928
Cash flows from financing activities:
Payment of debt issue costs	(2,294)	—	—	(2,294)
Revolver borrowings	35,000	—	—	35,000
Revolver payments	(35,000)	—	—	(35,000)
Loan to ESOP Trust	(855)	—	—	(855)
ESOP loan repayment	855	—	—	855
Redeemable common stock purchased from ESOP Trust	(1,798)	—	—	(1,798)
Redeemable common stock sold to ESOP Trust	934	—	—	934

Net cash used in financing activities	(3,158)	—	—	(3,158)
Net (decrease) increase in cash and cash equivalents	(6,621)	(4)	9	(6,616)
Cash and cash equivalents at beginning of period	25,617	(24)	20	25,613

Cash and cash equivalents at end of period	$18,996	$(28)	$29	$18,997

ALION SCIENCE AND TECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended June 30, 2013 (unaudited)

	Parent	Guarantor Companies	Non- Guarantor Companies	Consolidated
	(In thousands)
Net cash provided by operating activities	$1,130	$40	$30	$1,200
Cash flows from investing activities:
Capital expenditures	(952)	—	—	(952)

Net cash used in investing activities	(952)	—	—	(952)
Cash flows from financing activities:
Repurchase senior unsecured notes	(3,005)	—	—	(3,005)
Revolver borrowings	3,201	—	—	3,201
Revolver payments	(3,201)	—	—	(3,201)
Loan to ESOP Trust	(1,907)	—	—	(1,907)
ESOP loan repayment	1,907	—	—	1,907
Redeemable common stock purchased from ESOP Trust	(6,660)	—	—	(6,660)
Redeemable common stock sold to ESOP Trust	2,166	—	—	2,166

Net cash provided by financing activities	(7,499)	—	—	(7,499)
Net increase (decrease) in cash and cash equivalents	(7,321)	40	30	(7,251)
Cash and cash equivalents at beginning of period	27,271	(44)	—	27,227

Cash and cash equivalents at end of period	$19,950	$(4)	$30	$19,976

(21) Subsequent Events

Refinancing Transactions

On July 22, 2014, the Company and holders of more than 70% of Alion’s outstanding Unsecured Notes (Supporting Noteholders) amended their Refinancing Support Agreement (RSA) to set September 30, 2014, as the new due date for Alion to complete its refinancing transactions. If and when the currently proposed refinancing transactions are completed, the Company intends to enter into two new first lien term loans — a four-year $110 million “Term A” loan and a five-year $175 million “Term B” loan. Alion and the Supporting Noteholders also intend to enter into a $70 million second lien term loan.

On July 29, 2014, the Company filed a new registration statement on Form S-1 with the SEC related to Alion’s offer to exchange outstanding Unsecured Notes for new third lien notes due in 2020. The company amended the July 29th S-1 on August 7, 2014 and August 11, 2014. The SEC declared the amended registration statement effective on August 11, 2014. The August 11th S-1 contains an updated exchange offer that: modifies cash and PIK interest payable on the Third-Lien Notes; modifies the type and number of warrants to be issued to exchanging noteholders; reduces the minimum tender requirement to 90% of outstanding Unsecured Notes; and extends the exchange offer expiration date and withdrawal rights to August 13, 2014.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s view only as of August 14, 2014. We undertake no obligation to update any of the forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise. This discussion addresses only continuing operations.

Overview

With a 75-year legacy, we are an experienced technology solutions company delivering scientific, research and development, engineering and technology expertise and operational support primarily to the U.S. Department of Defense: or the “DoD,” and other U.S. government agencies, and commercial customers. Based in McLean, Virginia, we design, develop, integrate, deliver, maintain and upgrade scientific and technology solutions, products and tools for national defense, homeland security and other U.S. government programs and to a lesser degree, commercial customers. For example, we design and engineer complete naval vessels and components for naval vessels for the U.S. Navy; we manage and support the implementation of major U.S. Air Force programs by providing financial, procurement and logistics services; we develop and conduct battle simulations for the U.S. Army to prepare soldiers for combat environments; and we assist the DoD in managing the use of the wireless communications spectrum to optimize the efficient transmission of sensitive data. We also provide research and development and engineering support for the DoD and the U.S. Department of Energy and other power generators.

We provide scientific, research and development, technical expertise, and operational support to a diverse group of U.S. government customers. We serve customers in all branches of the U.S. military, a number of Cabinet-level U.S. government agencies, the White House and, to a lesser degree, state and non-U.S. governments. We have more than 225 distinct customers, including Cabinet-level government departments and agencies and state and foreign governments, and approximately 330 DoD stand-alone contracts and delivery/task orders with the U.S. Navy, U.S. Army and U.S. Air Force, the Defense Information Systems Agency, the Defense Advanced Research Projects Agency and others representing approximately 93% of our revenue this year. Other federal civilian agencies and departments accounted for 4% of our revenue, including the National Institute of Environmental Health Sciences, the U.S. Department of Energy and the Environmental Protection Agency. Commercial, state and local governments and international customers accounted for the remainder of our revenue.

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

We have had a net loss every year since our inception in December 2002. We expect to incur a net loss in at least our next four years of operation, fiscal 2014 through fiscal 2017. We are a highly leveraged company. Our historic cash interest expense and increasing principal indebtedness through PIK interest on existing debt and future deferred income tax expense are among the most significant factors contributing to our historic net losses and are projected to be among the most significant factors contributing to our estimated future net losses. As of June 30, 2014, we owe our lenders and bondholders approximately $572.5 million: approximately $337.5 million in Existing Secured Note principal and accrued PIK interest that matures in November 2014; $235 million in Unsecured Note principal that matures in February 2015; and approximately $15.7 million in accrued cash interest on these indebtedness. Moody’s lowered our corporate family credit rating from Caal to Caa2 in September 2012 and Standard & Poor’s lowered our corporate credit rating to CC from CCC+ in March 2014.

Management’s cash flow projections indicate that absent a refinancing transaction or series of transactions, we will have insufficient cash flow from operations plus cash on hand to pay the principal and accumulated unpaid interest on the Existing Secured Notes and the Old Notes when those instruments mature in November 2014 and February 2015, respectively.

Our auditors noted in connection with their audit opinion of our 2013 fiscal year financial statements that our history of continuing losses, our excess of liabilities over our assets and our substantial financing needs raise substantial doubt about our ability to continue as a going concern. We believe these factors could make refinancing our existing indebtedness more difficult and expensive. Management is actively engaged in the process of refinancing our existing indebtedness. In July 2014, Alion executed an amended Refinancing Support Agreement with the holders of a majority of its outstanding Unsecured Notes regarding the following possible refinancing transactions that the parties contemplated might close as early as August 2014, but not later than September 30, 2014:

•	exchanging Unsecured Notes for, at the holders’ option, either (a) new third lien notes maturing in five and one-half years, with a combination of interest payable in cash and in kind, and new penny warrants to purchase up to 27.5% of the Company’s common stock or (b) a limited amount of cash at a price below par plus, in each case, accrued and unpaid interest, a 1.5% early tender cash payment, if applicable (the “Exchange Offer”), and obtaining certain consents from Unsecured Noteholders;

•	entering into a new first lien term loan facility consisting of a Term A loan for $110 million and a Term B loan for $175 million:

•	entering into a new $70.0 million second lien term loan facility with new penny warrants to purchase up to 12.5% of the Company’s common stock; new preferred stock with voting control of the Company and control of the board of directors;

•	redeeming all of our outstanding Secured Notes prior to their November 2014 maturity with the proceeds of the new first and second lien term loan facilities;

•	replacing our existing revolving credit facility with a new revolving credit facility; and;

•	offering units consisting of the same new third lien notes and warrants being offered in the Exchange Offer to holders of the Unsecured Notes who tender into the Exchange Offer if any holder elects the cash option in the Exchange Offer (the “Unit Offering”).

Management can provide no assurance that we will be able to conclude the Refinancing Transactions. If we do not conclude the refinancing transactions, we will need to invoke insolvency proceedings including a voluntary case under the U.S. Bankruptcy Code. Even if we consummate the Refinancing Transactions, management projects that we will need to refinance the debt arising from the those transactions prior to maturity.

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

We believe that the current U.S. national defense strategy of sustaining defense and homeland security is driven by three realities:

•	the winding down of a decade of war in Iraq and Afghanistan;

•	a fiscal crisis demanding hundreds of billions of dollars in budget cuts; and

•	threats from Russia, China, Iran and North Korea and other adversaries.

As a result, we believe that the U.S. national defense strategy establishes three overarching priorities:

•	cyberspace defense and offense;

•	special operations forces; and

•	ISR.

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

We have responded to budgetary challenges posed by sequestration and changing customer priorities by reducing costs and employee headcount and striving to position us to serve our customers more effectively and efficiently. While we believe our customers will continue to seek our high-end engineering and technical expertise and solutions so they can improve their operating efficiency and effectivene ss, we are not unaffected by today’s current market pressures and have experienced delays, funding reduction and delayed collections as a result of the government shutdown that occurred immediately after our fiscal 2013 year end.

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

The DoD plans to spend approximately $23 billion from fiscal 2014 to 2018 on defensive and offensive cyber capabilities, including $9.3 billion for information assurance systems and $8.9 billion for cyber operations and to add an additional 4,000 cyber specialists over the next four years, which provides future risks and opportunities for the Company. With intrusions into the U.S. critical infrastructure increasing in recent years, cyber spending is also expected to remain strong across civilian federal agencies, despite broader budgetary pressures. We are currently engaged in the new DoD initiative for Joint Information Environment, an important part of which is a set of security protocols that would make it easier to detect intrusions and identify unauthorized “insiders” who might be accessing a network. The push for this integrated network comes from Chairman of the Joint Chiefs Army Gen. Martin Dempsey, who has made it a priority.

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

Management’s cash flow projections indicate that absent a refinancing transaction or series of transactions, the Company will be unable to pay the principal and accumulated unpaid interest on either the Secured Notes or Unsecured Notes when those instruments mature in November 2014 and February 2015 and will likely invoke insolvency proceedings including a voluntary case under the U.S. Bankruptcy Code. The Company needs to refinance all of its senior debt prior to their respective maturities. (See “Going Concern Assumption” in Note 2 to the unaudited condensed consolidated financial statements regarding management’s substantial doubt as to the Company’s ability to continue as a going concern.) On December 24, 2013, Alion entered into an agreement (the Refinancing Support Agreement) with the holders of a majority of its Unsecured Notes regarding certain possible refinancing transactions which was amended and restated on May 2, 2014 and further amended on July 22, 2014.

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

Our Credit Agreement financial statement covenant required an audit opinion without a “going concern” explanatory note or any similar qualification or exception and without any qualification or exception as to the scope of such audit. In anticipation of a potential covenant breach resulting from an audit opinion including a “going concern” explanatory note, in December 2013 the Credit Agreement lenders agreed to waive this covenant. The Company paid no fee for this waiver. Absent the waiver, the Company would not have been able to access its revolving credit facility. At the date of the waiver, Alion had $10 million drawn under the Credit Agreement revolving credit facility, not including approximately $4.0 million outstanding in letters of credit. Had Credit Agreement lenders not granted the waiver, the lenders would have had the right to demand the Company immediately repay any amounts outstanding under the revolving credit facility. As set out in Note 21 to the unaudited condensed consolidated financial statements regarding subsequent events, the Company and Wells Fargo Bank entered into a new revolving credit agreement effective May 2, 2014 which amended and restated the existing Credit Agreement and substituted Wells Fargo as the sole lender and administrative agent. Under the Amended and Restated Revolving Credit Facility, the new lender excepted the “going concern” explanatory note in the December 2013 audit opinion from the Amended and Restated Revolving Credit Facility covenant concerning delivery of audit opinions to the new lender.

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

On May 2, 2014 the Company entered into the Wells Fargo Agreement with Wells Fargo Bank, National Association (Wells Fargo), as administrative agent and sole lender, to replace, amend and restate the Credit Agreement in its entirety. Simultaneously, the lenders under the Credit Agreement assigned all of their interests under the Credit Agreement to Wells Fargo. Pursuant to the amendment: (i) the prior lenders under the Credit Agreement were replaced with Wells Fargo; (ii) the prior administrative agent was replaced with Wells Fargo; (iii) the aggregate revolving credit commitment was increased from $35 million to $45 million, subject to borrowing base limitations; (iv) the maturity date was modified from August 22, 2014 to August 1, 2014; (v) the interest rate spread applicable to Eurodollar loans was reduced from 600 basis points to 475 basis points (interest will also include a daily one-month LIBOR floor); and (vi) certain conforming changes were made. On

May 2, 2014, the Company and Wells Fargo Bank entered into a new four-year $45 million revolving credit agreement that runs through August 15, 2014. The Wells Fargo Agreement contains terms typical of such agreements, including covenants similar to those in the Company’s prior Credit Agreement with Credit Suisse. On July 31, 2014 the Company and Wells Fargo executed an amendment to the Credit Agreement extending the maturity date to August 15, 2014.

Results of Operations

Quarter Ended June 30, 2014, Compared to Quarter Ended June 30, 2013

Despite a challenging defense market, the Company continues to win new contracts and execute on our existing base of business although the pace of government contract awards has slowed down. In the third quarter of fiscal year 2014 we experienced delays in funding to our existing programs and contracts, as well as delays of new awards which were a result of the residual effects of the sequestration cuts that took effect in 2013, the fiscal 2014 first quarter U.S. federal government shutdown, Congressional continuing resolution and the timing of the House-Senate conference on the government’s FY2014 budget resolution, resulting in Bipartisan Budget Act of 2013 (BBA). The delays in funding and new awards resulted in a 6.1% decrease in our fiscal 2014 third quarter revenues over fiscal 2013 third quarter revenue. As with our decrease in overall revenue, our fiscal 2014 third quarter gross profit and operating income decreased as compared to last year’s third quarter results. Gross margin for our fiscal 2014 third quarter as compared to fiscal 2013 third quarter increased approximately 60 basis points, while operating margins decreased due to cost of refinancing our debt. Revenues for our fiscal 2014 third quarter as compared to fiscal 2014 second quarter have increased approximately 7.5% and gross margin has also improved. Operating income and margin for our fiscal 2014 third quarter as compared to fiscal 2014 second quarter increased due to improved revenue performance, the increase in Alion direct labor, which garners higher profit than when we use subcontractors, and reductions in overhead and general and administrative expense, off-set in part by the cost of refinancing our debt.

Revenue

The Company expected the Bipartisan Budget Act of 2013 to increase the level of new awards and the funding of our existing programs currently under contract for fiscal year 2014. This has not been the case thus far in fiscal 2014. Delays in appropriations and funding for specific directorates, organizations, contracts and programs has taken much longer than we anticipated. Delays in funding our existing programs and the delays of new contracts awards has greatly impacted the Company’s revenue and overall financial performance. As a result, third quarter revenue in fiscal 2014 was $207.4 million, down $13.6 million (6.1%) over fiscal 2013 third quarter results. This decline was driven in part by our work in our Naval Architecture and Marine Engineering Core Business Area which declined approximately $7.6 million (8.4%) due to delays in funding, new awards and budget reductions, all of which impacted many of our U.S. Navy programs. Systems Analysis, Design and Engineering Core Business Area, decreased $4.1 million (5.4%) compared to third quarter of last year. The decrease in our Systems Analysis, Design and Engineering work was driven by declines in our high-end agile engineering, rapid prototyping and technology integration work, primarily due to funding delays on many of our task orders that had been previously awarded to the Company as well as delays with new awards. Our work in the Modeling and Simulation Core Business Area, which decreased by $1.9 million (3.5%) compared to third quarter of last year, posted declines in our decision and program support and our training work. These decreases were offset, in part, by continued increases in our serious gaming simulation development work.

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

Funding delays and reductions, new contract award delays related to budget cuts, sequestration and the U.S. government shutdown earlier in the fiscal year led to declines in our third quarter fiscal 2014 revenue as compared to the third quarter of fiscal 2013. The $11.1 million decrease in our third quarter fiscal 2014 U.S. Army business as compared to the third quarter of last year is related to our Systems Analysis, Design and Engineering. Our work with the U.S. Navy decreased $1.5 million in our third quarter fiscal 2014 as compared to third quarter of last year as work on many of our Navy programs have been impacted by funding delays and cuts, and new award delays. These reductions were off-set by increased activity with the Navy’s warfare centers. Third quarter fiscal 2014 revenue from Other Department of Defense customers increased $2.3 million compared to third quarter of last year as tasking in our agile engineering and rapid prototyping business has increased due to additional funding and new awards. The table below summarizes our revenue by customer for the third quarter of both fiscal 2014 and 2013.

	Three Months Ended June 30, 2014
	2014		2013
	(Dollars in millions)
Revenue by Customer		% of revenue		% of revenue
U.S. Air Force	$33.6	16.2%	$33.1	15.0%
U.S. Army	26.2	12.6%	37.3	16.9%
U.S. Navy	113.0	54.5%	114.5	51.8%
Other Department of Defense customers	21.8	10.5%	19.5	8.8%

Sub-total Department of Defense customers	194.6	93.8%	204.4	92.5%
Other Federal Agencies	7.4	3.6%	8.3	3.8%

Sub-total U.S. Government customers	202.0	97.4%	212.7	96.3%
Commercial and International customers	5.4	2.6%	8.2	3.7%

Total Revenue	$207.4	100.0%	$220.9	100.0%

Certain quarterly revenue by customer for the three months ended June 30, 2013 disclosed above differs from amounts previously disclosed due to customers re-defining individual contracts, task orders and programs. While this re-classification may shift reported revenue from one classification to another, our total revenue for the period remains unchanged.

We provide professional engineering, program management and information technology services and scientific expertise in a range of specialized core business areas. Our business areas closely align our services with the demands of the marketplace. We expect our internal resource allocations and cost reductions will continue to improve our efficiency and enhance our ability to provide cost-effective customer solutions. Reductions in our Naval Architecture and Marine Engineering core business area were driven by funding delays and reductions and budget cuts to many of our programs. Reductions to our Systems Analysis, Design and Engineering core business area were driven by funding delays to our existing programs, which impacted our agile engineering and rapid prototyping business. Decreases in our Modeling and Simulation core business area were due, in part, to award delays, slower than anticipated ramp-up periods on new contract awards, as well as sequestration and budget related reductions in our customers’ training and travel budgets which decreased our level of support across many of our customers. Other factors reducing our core business area revenues are noted in the previous Revenue section. The table below summarizes our third quarter fiscal 2014 and 2013 revenue by core business area.

	Three Months Ended June 30,
Core Business Area Revenue	2014		2013
	(Dollars in millions)
Naval Architecture and Marine Engineering	$82.8	39.9%	$90.4	40.9%
Systems Analysis, Design and Engineering	72.3	34.9%	76.4	34.6%
Modeling, Simulation, Training and Analysis	52.3	25.2%	54.1	24.5%

Total Revenue	$207.4	100.0%	$220.9	100.0%

Certain quarterly revenue by core business area for the three months ended June 30, 2013 disclosed above differs from amounts previously disclosed due to customers re-defining individual contracts, task orders and programs. While this re-classification may shift reported revenue from one classification to another, our total revenue for the period remains unchanged.

Cost-reimbursement revenue decreased $12.3 million (6.5%) and provided 85.2% of 2014 third quarter revenue. Our customers continue to utilize this method of contracting with Alion. The decrease in our revenue for cost reimbursable contracts was primarily due to the residual effects of the sequestration cuts that took effect in 2013, the Congressional continuing resolution and the U.S. federal government shutdown at the beginning of fiscal 2014. These events impacted funding on our existing programs and new contract awards. Fixed price contract revenue was down $4.5 million to 7.0% of third quarter revenue as a result of our training work for the U.S. Army and high-end nuclear engineering contracts. Time and material contract revenue increased $3.3 million to 7.8% of third quarter revenue on increased activity with our agile engineering and rapid prototyping business. The table below summarizes our third quarter fiscal 2014 and 2013 revenue by contract billing type.

	Three Months Ended June 30,
Revenue by Contract Billing Type	2014		2013
	(Dollars in millions)
Cost reimbursable contracts	$176.7	85.2%	$189.0	85.6%
Fixed price contracts	14.6	7.0%	19.1	8.6%
Time and material contracts	16.1	7.8%	12.8	5.8%

Total Revenue	$207.4	100.0%	$220.9	100.0%

Certain quarterly revenue by contract billing type for the three months ended June 30, 2013 disclosed above differs from amounts previously disclosed due to customers re-defining individual contracts, task orders and programs. While this re-classification may shift reported revenue from one classification to another, our total revenue for the period remains unchanged.

Our Prime contracts provided approximately 87.0% of our Revenue, as Alion continues to transition to a Prime Contractor role with more of our customers, and on larger, more complex programs. As a prime contractor, we deliver services to customers by deploying our own staff and managing the efforts of other contractors. We also procure additional materials to support our customers who utilize our agile engineering and rapid prototyping support services. Costs for companies that work for us as subcontractors on our prime contracts and costs for materials often generate lower contract fee percentages, which in turn, place downward pressure on our gross margins. Due to the impact of sequestration, the Congressional continuing resolution and the U.S. federal government shutdown at the beginning of fiscal 2014 our third quarter prime contract revenue was down $18.0 million, a 9.1% decrease compared to the third quarter of fiscal 2013. Revenue from our work as a subcontractor was up $4.5 million this quarter. The table below summarizes our third quarter fiscal 2014 and 2013 prime and subcontract revenue.

	Three Months Ended June 30,
Prime and Subcontract Revenue	2014		2013
	(Dollars in millions)
Prime contracts	$180.4	87.0%	$198.4	89.8%
Subcontracts from other companies	27.0	13.0%	22.5	10.2%

Total Revenue	$207.4	100.0%	$220.9	100.0%

Certain quarterly revenue for prime and subcontracts for the three months ended June 30, 2013 disclosed above differs from amounts previously disclosed due to customers re-defining individual contracts, task orders and programs. While this re-classification may shift reported revenue from one classification to another, our total revenue for the period remains unchanged.

Although our customers continue to use IDIQ (Indefinite Delivery Indefinite Quantity) contract vehicles, our IDIQ contract revenue decline accounted for $8.6 million of our third quarter revenue decline as compared to the third quarter of fiscal year 2013. The table below summarizes our third quarter fiscal 2014 and 2013 revenue by contract vehicle type.

	Three Months Ended June 30,
Contract Vehicles	2014		2013
	(Dollars in millions)
IDIQ Contracts	$136.5	65.8%	$145.1	65.7%
Individual contracts and delivery orders	70.9	34.2%	75.8	34.3%

Total Revenue	$207.4	100.0%	$220.9	100.0%

Certain quarterly revenue for IDIQ contracts for the three months ended June 30, 2013 disclosed above differs from amounts previously disclosed due to customers re-defining individual contracts, task orders and programs. While this re-classification may shift reported revenue from one classification to another, our total revenue for the period remains unchanged.

Selected Financial Information

The table below summarizes our third quarter fiscal 2014 and 2013 revenues and income from operations. Third quarter revenue decreased by $13.6 million (6.1%) year over year and our gross profit decreased $1.6 million. Total third quarter operating expenses increased $2.3 million. General and administrative costs related to our refinancing activities were the principal driver of increased costs. Occupancy costs rose modestly, while depreciation and amortization expenses were down year over year. Third quarter operating income in 2014 was $3.9 million less than it was in fiscal 2013.

	Three Months Ended June 30,
	2014		2013
	(Dollars in thousands)
		% of		% of
Selected Financial Information		revenue		revenue
Total contract revenue	$207,377		$220,947
Total direct contract expense	162,330	78.3%	174,314	78.9%
Direct labor costs	62,968	30.4%	64,642	29.3%
Materials and subcontracts	93,927	45.3%	106,350	48.1%
Other direct costs	5,435	2.6%	3,322	1.5%
Gross profit	45,047	21.7%	46,633	21.1%
Total operating expense	37,212	17.9%	34,946	15.8%
Major components of operating expense:
Overhead and G&A expenses	28,302	13.6%	26,077	11.8%
Rental and occupancy expense	7,763	3.7%	7,554	3.4%
Depreciation and amortization	1,147	0.6%	1,315	0.6%
Operating income	$7,835	3.8%	$11,687	5.3%

Direct Contract Expense and Gross Profit

Third quarter 2014 direct contract expenses were $12.0 million lower, down 6.9% to $162.3 million compared to last year’s direct costs of $174.3 million. This decrease is consistent with lower third quarter revenue as noted in the Sources of Revenue section of this report. Direct labor costs decreased $1.7 million to $63.0 million (30.4% of revenue) as compared to last year as a result of sequestration, the Congressional continuing resolution and the U.S. federal government shutdown at the beginning of fiscal 2014. Year over year reductions due to funding delays, budget cuts, and delays in new awards related to work in our agile engineering, rapid prototyping and high-end engineering businesses impacted our direct costs and also drove the $12.4 million decrease in purchased materials and subcontractor costs. Our other direct contract costs were up $2.1 million because many of our customers increased travel budgets in the third quarter of fiscal year 2014 as compared to fiscal year 2013.

Our third quarter 2014 gross profit was $45.0 million, down by approximately $1.6 million compared to 2013 as a result of sequestration, the Congressional continuing resolution and the U.S. federal government shutdown at the beginning of fiscal 2014. Our gross profit margins increased to 21.7% of revenue as compared to the 21.1% of revenue reported last year.

Reduced use of subcontractors by Alion on our larger, more complex prime contracts and lower levels of purchased materials used in our agile engineering and rapid prototyping work contributed to the increased gross margins as we typically will garner less profit on subcontractor work and on purchased materials as compared to higher profits on Alion direct labor.

Operating and General and Administrative Expenses

Third quarter fiscal 2014 operating expenses increased $2.3 million (6.5%) compared to the same period last year. Overhead expenses decreased approximately $1.4 million due to cost reductions and cost avoidance measures the Company has implemented over the course of the past several fiscal years. Occupancy costs were stable year over year. Reductions in our general and administrative expenses in the third quarter of fiscal year 2014 as compared to last fiscal year were off-set by the cost related to the refinancing transactions. Depreciation and amortization charges declined by $168 thousand compared to last year as amortization charges for contracts we obtained when we acquired JJMA in 2005 continue to decrease over time.

Operating Income

Third quarter fiscal 2014 operating income was $7.8 million, as compared to $11.7 million in the third quarter of last year. The decrease was due to lower revenue, stable gross margin percentage and higher operating expenses which were driven, in part, by costs related to the refinancing of our debt. The decrease in third quarter revenue, coupled with higher third quarter operating expenses resulted in lower operating income margin at 3.8% of revenue, which was a decrease of 150 basis points from the third quarter of fiscal 2013.

Other Expense

Third quarter fiscal 2014 aggregate interest income and interest and other expense was approximately $363 thousand higher than it was last year. This is largely because we used our revolving credit facility more this year than last year and this quarter we paid fees to amend the Credit Agreement and extend its maturity date.

	Three Months Ended June 30,
	2014	2013
	(In thousands)
Cash Pay Interest
Revolver	$238	$201
Secured Notes	8,383	8,217
Unsecured Notes	6,022	6,261
Other cash pay interest and fees	34	14

Sub-total cash pay interest	14,677	14,963
Deferred and Non-cash Interest
Secured Notes PIK interest	1,676	1,644
Debt issue costs and other non-cash items	2,967	2,645

Sub-total non-cash interest	4,643	4,289

Total interest expense	$19,320	$18,982

Income Tax Expense

Third quarter deferred income tax expense was $1.7 million both this year and last year. Deferred tax expense relates to tax-deductible goodwill. We also have modest current tax expense for our Indian subsidiary’s business development activities We continue to record a full valuation allowance for any tax benefit we are entitled to recognize because our history of losses makes it unlikely we will be able to realize the full benefit of our deferred tax assets.

Net Loss

Our net loss for the third quarter totaled $13.3 million. The increase in our net loss was driven by lower third quarter revenue due, in part, to the impact of sequestration, the Congressional continuing resolution and the U.S. federal government shutdown at the beginning of fiscal 2014 resulting in funding delays to our existing programs and new award delays. In addition, operating income declined $3.9 million as a result of lower revenues and costs incurred in connection with the refinancing of our debt.

Results of Operations

Nine Months Ended June 30, 2014, Compared to Nine Months Ended June 30, 2013

Despite a challenging defense market, the Company continues to win new contracts and execute on our existing base of business. In the first nine months of fiscal year 2014 we experienced delays in funding to our existing programs and contracts, as well as delays of new awards which were a result of the residual effects of the sequestration cuts that took effect in 2013, the fiscal 2014 first quarter U.S. federal government shutdown, Congressional continuing resolution and the timing of the House-Senate conference on the government’s FY2014 budget resolution, resulting in Bipartisan Budget Act of 2013 (BBA). Our fiscal 2014 year-to-date revenues decreased 9.4% over fiscal 2013 year-to-date revenue. As with our decrease in overall revenue, our fiscal 2014 year-to-date gross profit and operating income decreased as compared to last year’s year-to-date results.

The decrease in year-to-date third quarter fiscal 2014 revenue, gross profit and operating income is primarily attributed to the impact of sequestration, the Congressional continuing resolution and the U.S. federal government shutdown at the beginning of fiscal 2014. These matters have affected funding to a number of our programs, caused delays in new awards and driven slower than anticipated ramp-up of new programs. Revenue decreases adversely affected our Core Business Areas of Naval Architecture and Marine Engineering, Systems Analysis and Design and Modeling, Simulation, Training and Analysis.

Revenue

The Company expected the Bipartisan Budget Act of 2013 to increase the level of new awards and the funding of our existing programs currently under contract for fiscal 2014. This has not been the case thus far in fiscal 2014. Delays in appropriations and funding for specific directorates, organizations, contracts and programs has taken much longer than we anticipated. Delays in funding our existing programs and the delays of new contracts awards has greatly impacted the Company’s revenue and overall financial performance. As a result, fiscal 2014 year-to-date revenue was $585.7 million, down $60.9 million (9.4%) over fiscal 2013 year-to-date revenue. This decline was driven in part by our work in our Systems Analysis, Design and Engineering Core Business Area, which decreased $35.1 million (15.9%) compared to last year. The decrease in our Systems Analysis, Design and Engineering work was driven by declines in our high-end agile engineering, rapid prototyping and technology integration work, primarily due to funding delays on many of our task orders that had been previously awarded to the Company as well as delays with new awards. Our work in the Modeling and Simulation Core Business Area, which decreased by $13.8 million (8.3%) compared to third quarter of last year, posted declines in our decision and program support work and our training work. These decreases were offset, in part, by continued increases in our serious gaming simulation development work. Naval Architecture and Marine Engineering Core Business Area which declined approximately $12.0 million (4.6%) due to delays in funding, new awards and budget reductions, all of which impacted many of our U.S. Navy programs.

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

Funding delays and reductions, new contract award delays related to budget cuts, sequestration and the U.S. government shutdown earlier in the fiscal year led to declines in our fiscal 2014 year-to-date revenue compared to the year-to-date fiscal 2013 results. The $44.5 million decrease in our year-to-date fiscal 2014 U.S. Army business as compared to the third quarter of last year is related to our Systems Analysis, Design and Engineering work. Funding reductions and budget cuts also impacted our acquisition and analysis support, and modeling and simulation work with the U.S. Air Force as revenues declined $7.2 million. Our work with the U.S. Navy decreased $5.6 million in fiscal 2014 as compared to last year as work on many of our Navy programs were impacted by funding delays and cuts, and new award delays. These reductions were off-set by increased activity with the Navy’s warfare centers. Fiscal 2014 year-to-date revenue from Other Department of Defense customers increased $6.3 million compared to last year as tasking in our agile engineering and rapid prototyping business has increased. Fiscal 2014 year-to-date revenue from Other Federal

Agencies declined $5.5 million compared to fiscal 2013 as tasking in our high-end consulting business has decreased due to budgetary pressures and the impact of the U.S federal government shutdown. The table below summarizes our year-to-date revenue by customer for fiscal 2014 and 2013.

	Nine Months Ended June 30,
	2014		2013
	(Dollars in millions)
Revenue by Customer		% of revenue		% of revenue
U.S. Air Force	$96.2	16.4%	$103.4	16.0%
U.S. Army	73.3	12.5%	117.8	18.2%
U.S. Navy	325.1	55.5%	330.7	51.1%
Other Department of Defense customers	53.8	9.2%	47.5	7.3%

Sub-total Department of Defense customers	548.4	93.6%	599.4	92.6%
Other Federal Agencies	20.0	3.4%	25.5	3.9%

Sub-total U.S. Government customers	568.4	97.0%	624.9	96.5%
Commercial and International customers	17.3	3.0%	21.7	3.5%

Total Revenue	$585.7	100.0%	$646.6	100.0%

Certain quarterly revenue by customer for the nine months ended June 30, 2013 disclosed above differs from amounts previously disclosed due to customers re-defining individual contracts, task orders and programs. While this re-classification may shift reported revenue from one classification to another, our total revenue for the period remains unchanged.

We provide professional engineering, program management and information technology services and scientific expertise in a range of specialized core business areas. Our business areas closely align our services with the demands of the marketplace. We expect our internal resource allocations and cost reductions will continue to improve our efficiency and enhance our ability to provide cost-effective customer solutions. The $35.1 million revenue reductions to our fiscal year year-to-date 2014 Systems Analysis, Design and Engineering core business area were driven by funding delays to our existing programs, which impacted our agile engineering and rapid prototyping business. Decreases of $13.8 million in our Modeling and Simulation core business area revenues were due, in part, to award delays, slower than anticipated ramp-up periods on new contract awards, as well as sequestration and budget related reductions in our customers’ training and travel budgets which decreased our level of support across many of our customers. Revenue reductions of $12.0 million in our Naval Architecture and Marine Engineering core business area were driven by funding delays and reductions and budget cuts to many of our programs. Other factors reducing our core business area revenues are noted in the previous Revenue section. The table below summarizes our year-to-date fiscal 2014 and 2013 revenue by core business area.

	Nine Months Ended June 30,
Core Business Area Revenue	2014		2013
	(Dollars in millions)
Naval Architecture and Marine Engineering	$248.4	42.4%	$260.4	40.3%
Systems Analysis, Design and Engineering	185.7	31.7%	220.8	34.1%
Modeling, Simulation, Training and Analysis	151.6	25.9%	165.4	25.6%

Total Revenue	$585.7	100.0%	$646.6	100.0%

Certain quarterly revenue by core business area for the nine months ended June 30, 2013 disclosed above differs from amounts previously disclosed due to customers re-defining individual contracts, task orders and programs. While this re-classification may shift reported revenue from one classification to another, our total revenue for the period remains unchanged.

Cost-reimbursement revenue decreased $55.5 million (10.1%) and provided 84.1% of fiscal 2014 revenue primarily due to the impact of sequestration, the Congressional continuing resolution and the U.S. federal government shutdown at the beginning of fiscal 2014. Our customers, including the Naval Sea Systems Command and the Defense Technical Information Center’s Information Analysis Center (IAC) contracts, continue to utilize this method of contracting with Alion, however, funding delays and decreases due to sequestration and U.S. government budgetary constraint, have caused delays in awards and work authorizations. Fixed price contract revenue was down $12.2 million to 8.0% of fiscal 2014 revenue as a result of our work for the U.S. Army and high-end nuclear engineering contracts. Time and material contract revenue was up $6.8 million to 7.9% of fiscal 2014 revenue. The table below summarizes our fiscal 2014 and 2013 revenue by contract billing type.

	Nine Months Ended June 30,
Revenue by Contract Billing Type	2014		2013
	(Dollars in millions)
Cost reimbursable contracts	$492.8	84.1%	$548.3	84.8%
Fixed price contracts	46.9	8.0%	59.1	9.1%
Time and material contracts	46.0	7.9%	39.2	6.1%

Total Revenue	$585.7	100.0%	$646.6	100.0%

Certain quarterly revenue by contract billing type for the nine months ended June 30, 2013 disclosed above differs from amounts previously disclosed due to customers re-defining individual contracts, task orders and programs. While this re-classification may shift reported revenue from one classification to another, our total revenue for the period remains unchanged.

Our Prime contracts provided approximately 86.9% of our Revenue, as Alion continues to transition to a Prime Contractor role with more of our customers, and on larger, more complex programs. As a prime contractor, we deliver services to customers by deploying our own staff and managing the efforts of other contractors. We also procure additional materials to support our customers who utilize our agile engineering and rapid prototyping support services. Costs for companies that work for us as subcontractors on our prime contracts and costs for materials often generate lower contract fee percentages, which in turn, place downward pressure on our gross margins. Due to the impact of sequestration, the Congressional continuing resolution and the U.S. federal government shutdown at the beginning of fiscal 2014 our year-to-date prime contract revenue was down $68.1 million, a 11.8% decrease compared to last fiscal year. Revenue from our work as a subcontractor was up $7.2 million. The table below summarizes our fiscal 2014 and 2013 prime and subcontract revenue.

	Nine Months Ended June 30,
Prime and Subcontract Revenue	2014		2013
	(Dollars in millions)
Prime contracts	$509.0	86.9%	$577.1	89.3%
Subcontracts from other companies	76.7	13.1%	69.5	10.7%

Total Revenue	$585.7	100.0%	$646.6	100.0%

Certain quarterly revenue for prime and subcontracts for the nine months ended June 30, 2013 disclosed above differs from amounts previously disclosed due to customers re-defining individual contracts, task orders and programs. While this re-classification may shift reported revenue from one classification to another, our total revenue for the period remains unchanged.

Although our customers continue to use IDIQ (Indefinite Delivery Indefinite Quantity) contract vehicles, our IDIQ contract revenue decline accounted for $45.9 million (10.9%) of our fiscal 2014 revenue decline. The table below summarizes our fiscal 2014 and 2013 revenue by contract vehicle type.

	Nine Months Ended June 30,
Contract Vehicles	2014		2013
	(Dollars in millions)
IDIQ Contracts	$375.1	64.0%	$421.0	65.1%
Individual contracts and delivery orders	210.6	36.0%	225.6	34.9%

Total Revenue	$585.7	100.0%	$646.6	100.0%

Certain quarterly revenue for IDIQ contracts for the nine months ended June, 2013 disclosed above differs from amounts previously disclosed due to customers re-defining individual contracts, task orders and programs. While this re-classification may shift reported revenue from one classification to another, our total revenue for the period remains unchanged.

Revenue for IDIQ contracts for the nine months ended June 30, 2013 disclosed above may differ from amounts previously disclosed due to customers re-defining individual contracts, task orders and programs. While this re-classification may shift reported revenue from one classification to another, our total revenue for the period remains unchanged.

Selected Financial Information

The table below summarizes our fiscal 2014 and 2013 revenues and income from operations. Fiscal 2014 revenue decreased by $60.8 million (9.4%) and gross profit decreased $7.5 million compared to last year. Fiscal 2014 operating expenses increased $10.5 million. General and administrative costs increased $11.9 million; refinancing activities were the principal driver of increased costs. Occupancy costs rose modestly, while depreciation and amortization expenses were down year over year. Fiscal 2014 operating income was $18.0 million less than it was in fiscal 2013.

	Nine Months Ended June 30,
	2014		2013
	(Dollars in thousands)
		% of		% of
Selected Financial Information		revenue		revenue
Total contract revenue	$585,723		$646,557
Total direct contract expense	456,624	78.0%	509,911	78.9%
Direct labor costs	183,090	31.3%	187,448	29.0%
Materials and subcontracts	257,026	43.9%	308,801	47.8%
Other direct costs	16,508	2.8%	13,662	2.1%
Gross profit	129,099	22.0%	136,646	21.1%
Total operating expense	114,343	19.5%	103,866	16.1%
Major components of operating expense:
Overhead and G&A expenses	86,973	14.8%	75,064	11.6%
Rental and occupancy expense	23,711	4.0%	22,878	3.5%
Depreciation and amortization	3,659	0.6%	5,924	0.9%
Operating income	$14,756	2.5%	$32,780	5.1%

Direct Contract Expense and Gross Profit

Fiscal 2014 year-to-date direct contract expenses were $53.3 million lower, down 10.5% to $456.6 million compared to last year’s direct costs of $509.9 million. This decrease is consistent with lower fiscal 2014 year-to-date revenue as noted in the Sources of Revenue section of this report. Direct labor costs decreased $4.4 million to $183.1 million (31.3% of revenue) as compared to last year as a result of sequestration, the Congressional continuing resolution and the U.S. federal government shutdown at the beginning of fiscal 2014. Year over year reductions in work in our agile engineering, rapid prototyping and high-end engineering businesses also drove the $51.8 million decrease in purchased materials and subcontractor costs. Other direct contract costs were up $2.8 million.

Fiscal 2014 gross profit was $129.1 million, down by approximately $7.5 million compared to fiscal 2013 as a result of sequestration, the Congressional continuing resolution and the U.S. federal government shutdown at the beginning of fiscal 2014. Our gross profit margins increased to 22.0% of revenue as compared to the 21.1% of revenue reported last year. Reduced use of subcontractors by Alion on our larger, more complex prime contracts and lower levels of purchased materials used in our agile engineering and rapid prototyping work contributed to reduced gross margins.

Operating and General and Administrative Expenses

Fiscal 2014 year-to-date operating expenses increased $10.5 million (10.1%) compared to the same period last year. Overhead expenses decreased approximately $4.3 million due to cost reductions and cost avoidance measures the Company has implemented over the course of the past several fiscal years. Occupancy costs were stable year over year. Reductions in our general and administrative expenses in year-to-date fiscal 2014 as compared to year-to-date fiscal 2013 were off-set by the costs related to the refinancing transactions. Depreciation and amortization charges declined by $2.3 million compared to last year as amortization charges for contracts we obtained when we acquired JJMA in 2005 continue to decrease over time. Operating expenses, excluding refinancing related charges, continue to trend downward as they have since last year.

Operating Income

Fiscal 2014 year-to-date operating income was $14.8 million, as compared to $32.8 million for fiscal 2013. The decrease was due to lower revenue, and higher operating expenses which were largely driven, by refinancing-related costs. In fiscal 2014 operating income margin was 2.5% of revenue, which was a 260 basis point decline compared to fiscal 2013.

Other Expense

Fiscal 2014 year-to-date aggregate interest income and interest expense and other expense was approximately $1.2 million higher than fiscal 2013 year- to- date expense largely because we used our revolving credit facility more this year than last year and Secured Note PIK interest was higher. Our increasing Secured Note balance increased our debt issue cost amortization.

	Nine Months Ended June 30,
	2014	2013
	(In thousands)
Cash Pay Interest
Revolver	$1,508	$602
Secured Notes	25,009	24,517
Unsecured Notes	18,066	18,817
Other cash pay interest and fees	76	56

Sub-total cash pay interest	44,659	43,992
Deferred and Non-cash Interest
Secured Notes PIK interest	5,002	4,902
Debt issue costs and other non-cash items	8,317	7,920

Sub-total non-cash interest	13,319	12,822

Total interest expense	$57,978	$56,814

Income Tax Expense

Year-to-date income tax expense was $5.2 million both this year and last year. Deferred tax expense relates to tax-deductible goodwill. We also have modest current income tax expense for our Indian subsidiary’s business development activities We continue to record a full valuation allowance for any tax benefit we are entitled to recognize because our history of losses makes it unlikely we will be able to realize the full benefit of our deferred tax assets.

Net Loss

Our net loss for the fiscal 2014 totaled $48.5 million driven by lower year-to-date revenue and higher operating expenses. Operating income declined $18.0 million in large part because of refinancing costs.

Backlog

As of June 30, 2014, management estimates the amount of future revenues to be recognized under our existing contracts to be approximately $1.4 billion, of which, approximately $404 million is funded.

All of our existing contracts are categorized as funded backlog and unfunded backlog, each of which is described below. The contract values and management’s estimated revenues do not include any task orders or ceiling value under ID/IQ contracts, including GWACs and GSA schedules, except to the extent that task orders have been awarded to us under those contracts.

•	Funded Backlog. Funded backlog represents the estimated revenue value of orders for services under existing contracts for which funding is appropriated or otherwise authorized less revenue previously recognized on these contracts. We expect to recognize a substantial portion of our funded backlog as revenue within the next twelve months.

	As of June 30,
Backlog:	2014	2013
	(In millions)
Funded	$403.5	$309.0

•	Unfunded Backlog. Unfunded backlog represents the estimated revenue value of orders for services under existing contracts for which funding has not been appropriated or otherwise authorized.

	As of June 30,
Backlog:	2014	2013
	(In millions)
Unfunded	$1,032.2	$1,091.0

There can be no assurance that our existing contracts will result in actual revenue in any particular period, or at all, or that any contract included in backlog will be profitable. There is a higher degree of risk in this regard with respect to unfunded backlog. The actual receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control. The actual recognition of revenue on contracts included in our backlog may never occur or may change because a program schedule could change; the program could be canceled; a contract could be reduced, modified, or terminated early, whether for the convenience of the government or otherwise; or an option that we had assumed would be exercised could not be exercised. The primary risks that could affect timing and recognition of backlog-related contract revenue include: schedule changes, contract modifications, and our ability to assimilate and deploy new staff against funded backlog; U.S. government cost cutting initiatives and other efforts to reduce spending, which could reduce or delay funding for orders for services; and delayed funding of our contracts due to delays in the completion of the U.S. government’s budgeting process and the use of continuing resolutions by the U.S. government to fund its operations, as described under Item 1A Risk Factors of our annual report on Form 10-K for the fiscal year ended September 30, 2013. We estimate remaining contract backlog based on our experience under our contracts, we believe our estimates are reasonable.

Liquidity and Capital Resources

We use cash primarily to fund operations and service our debt. We had $19.0 million in cash and cash equivalents at June 30, 2014. This is $649 thousand less than our March 2014 balance but $14.3 million more than we had at December 31, 2013. However our June 2014 cash balance is still $6.6 million less than we had available nine months ago at the end of September 2013. As of June 30, 2014, we had no borrowings outstanding under our $45 million revolving credit facility but we were contingently liable under $3.9 million in outstanding letters of credit. The letters of credit reduced our maximum available credit facility borrowing capacity to approximately $41.1 million at June 30, 2014. The Credit Agreement expires on August 15, 2014.

At June 30, 2014, we had $336.4 million in outstanding Secured Notes due November 2014 and $235.0 million in outstanding Unsecured Notes due February 2015. For additional information concerning our Credit Agreement, our Secured Notes and our Unsecured Notes, see Note 10 to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

In July 2014, Alion executed an amended Refinancing Support Agreement with the holders of a majority of its outstanding Unsecured Notes regarding the following possible refinancing transactions that the parties contemplated might close as early as August 2014, but not later than September 30, 2014:

•	exchanging Unsecured Notes for, at the holders’ option, either (a) new third lien notes maturing in five and one-half years, with a combination of interest payable in cash and in kind, and new penny warrants to purchase up to 27.5% of the Company’s common stock or (b) a limited amount of cash at a price below par plus, in each case, accrued and unpaid interest, a 1.5% early tender cash payment, if applicable , and obtaining certain consents from Unsecured Noteholders;

•	entering into a new first lien term loan facility consisting of a Term A loan for $110 million and a Term B loan for $175 million:

•	entering into a new $70.0 million second lien term loan facility with new penny warrants to purchase up to 12.5% of the Company’s common stock; new preferred stock with voting control of the Company and control of the board of directors;

•	redeeming all of our outstanding Secured Notes prior to their November 2014 maturity with the proceeds of the new first and second lien term loan facilities;

•	replacing our existing revolving credit facility with a new revolving credit facility; and;

•	offering units consisting of the same new third lien notes and warrants being offered in the Exchange Offer to holders of the Unsecured Notes who tender into the Exchange Offer if any holder elects the cash option in the Exchange Offer.

In February 2014, we filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission to register the Exchange Offer and the Unit Offering. We amended our S-1 in March, April and May 2014. On May 2, 2014 the parties to the Refinancing Support Agreement entered into an amended and restated Refinancing Support Agreement to, among other things, extend the date by which the refinancing transactions must be completed from April 28, 2014 to July 31, 2014. On May 9, 2014, the SEC declared our registration statement effective. The exchange offer commenced May 13, 2014.

As a result of the July 2014 amendment to the Refinancing Support Agreement and based on agreements in principle with other lenders, the Company filed a new registration statement on Form S-1 with the SEC on July 29, 2014 to modify the terms of the exchange offer. The company amended the July 29th S-1 on August 7, 2014 and August 11, 2014. The SEC declared the amended registration statement effective on August 11, 2014. The exchange offer cannot be completed until all conditions precedent have been satisfied. The amended Refinancing Support Agreement extended the refinancing completion date to September 30, 2014.

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

Cash flows used in operating activities

	Nine months ended June 30,
	2014	2013
	(In thousands)
Net cash used in operating activities	$(4,386)	$1,200

Our operating cash flows are primarily affected by our ability to invoice and collect from our clients in a timely manner, our ability to manage our vendor payments, and the overall profitability of our contracts. We bill most of our customers monthly after services are rendered. Some contracts permit us to bill our customers twice monthly. In the three months ended June 30, 2014, we used $1.3 million to fund operations compared to the $16.8 million we generated in the prior quarter and $19.1 million we used in our first quarter this year. Our fiscal 2014 operations consumed a total of $4.4 million so far this year. Refinancing efforts have cost Alion $17.1 million in fiscal 2014.

Cash flows declined from March 2014 to June 2014. Interest expense eroded available cash flows but careful management of receivables and payables helped to increase quarterly cash flows. Fiscal 2014 operating cash flows were less than the comparable period in fiscal 2013 and were affected by:

•	more than a $21 million year over year increase in net losses

•	lower revenue and billings to customers

•	improvements in collecting receivables

•	timing of vendor payments; and

•	approximately $1.5 million less in non-cash expenses for depreciation and amortization, asset retirements, and incentive compensation

In the three months ended June 30, 2014, we collected approximately $210.7 million in receivables, $3.3 million more than the $207.4 million in revenue we recognized this quarter. In the third quarter of fiscal 2013, we collected $239 million which was $18 million more than the $221 million in revenue recognized that quarter. Even as collections continued to outpace revenue this quarter, we continue to feel the effects of government payment process changes and the cost of funding our refinancing efforts.

We compute accounts receivable days’ sales outstanding (DSO) based on trailing twelve-month revenue. Lower trailing twelve month revenue increased DSO by 1.4 days this quarter. That increase was offset by lower receivables balances and improved collections which reduced DSO by 2.1 days from March 2014 levels. DSO has remained stable in fiscal 2014. DSO was 74.4 days at June 30, 2014 and 74.2 days at September 30, 2013.

This quarter, there were further delays in obtaining contract funding for customer-requested work performed in advance of receiving executed contract documents. At September 30, 2013, we had $14.6 million in unfunded contract receivables for customer-requested work. As of June 30, 2014 this had grown by $4.5 million to $19.1 million. We are experiencing a significant year over year decline in revenue.

Cash provided by / (used in) investing activities

	Nine months ended June 30,
	2014	2013
	(In thousands)
Net cash provided by / (used in) investing activities	$928	$(952)

We use some of our cash to invest in equipment and software, leasehold improvements and internally-developed software. During the nine months ended June 30, 2014 and 2013, we spent $597 thousand and $952 thousand for these types of capital expenditures. In fiscal 2014, we also recognized $1.5 million from selling off one of our underutilized contract vehicles.

We expect our investing activities and capital expenditures to continue at comparable levels for the balance of the current fiscal year. Our Credit Agreement limits the amount we may spend on capital expenditures.

Cash used in financing activities

	Nine months ended June 30,
	2014	2013
	(In thousands)
Net cash used in financing activities	$(3,158)	$(7,499)

Last quarter we indicated we would likely have to pay additional Refinancing Support Agreement fees. In the three months ended June 30, 2014, we paid $794 thousand in fees in addition to the $1.5 million in fees we paid earlier this year. We expect to pay additional refinancing related fees beyond these at or before closing of the transactions contemplated in the Refinancing Support Agreement.

In fiscal 2014, we sold $934 thousand worth of Alion common stock to the ESOP Trust for employee purchases from April 1, 2013 through September 30, 2013. In several subsequent transactions, we repurchased approximately $1.8 million worth of Alion common stock from the ESOP from Plan beneficiaries and former employees. Last quarter, the ESOP Trust borrowed and repaid $855 thousand to meet statutory diversification requirements.

We delayed our mid-year ESOP Trust common stock valuation until after we complete our refinancing efforts. As a result, we have not sold any shares of Alion common to the ESOP Trust since December 2013. We do not know whether we will sell any additional shares to the ESOP Trust prior to September 2014.

In fiscal 2013, over the nine months ended June 30, 2013, we spent $6.7 million to repurchase ESOP shares from former employees. In fiscal 2013, the ESOP Trust borrowed and repaid a $1.9 million loan to fund statutory diversification of ESOP participant investments. Fiscal 2013 outflows were offset in part by $2.2 million in proceeds received from ESOP Trust purchases of Alion common stock through employee salary deferrals for the period from April 1 through March 2013.

Operating demands and fluctuations in our collections occasionally make it necessary for us to use the revolving credit facility. In May 2014, we made our scheduled interest payment without accessing our revolving credit facility. However, we subsequently borrowed $10 million to fund our operations through the end of the month. We repaid $5.0 million at the end of May 2014 and $5.0 million the first week in June 2014.

Our highest revolving credit facility balance (excluding letters of credit) for the timeframes over which we borrowed funds was $10.3 million. Our fiscal 2014 weighted average loan balance was approximately $7.2 million.

Discussion of Debt Structure

As of June 30, 2014, Alion’s current debt structure includes the $45 million Credit Agreement revolving credit facility, $336.4 million in Secured Notes ($310 million in initial face value plus $26.4 million in PIK interest notes issued), and $235.0 million in Unsecured Notes. Our credit arrangements, including our Secured and Unsecured Note Indentures and our Credit Agreement, include a number of covenants. We expect to be able to comply with our indenture covenants and our credit facility covenants, at least until the current agreement with Wells Fargo Bank expires August 15, 2014. The Company is in compliance with each of the affirmative, negative and financial covenants in its existing debt agreements. See Note 10 to our unaudited condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for a detailed discussion of Alion’s current debt structure and a list of relevant terms and limitations in our Credit Agreement, Secured Note Indenture and Unsecured Note Indenture.

Credit Agreement – Covenant Compliance

In December 2013, in anticipation of a potential covenant breach resulting from an audit opinion including a “going concern” explanatory note, our Credit Agreement lenders agreed to waive this covenant. We paid no fee for the initial waiver. Absent the waiver, we would not have been able to access our revolving credit facility once our auditors issued their fiscal 2013 audit opinion. We have since negotiated three extensions of this “going concern” waiver for an aggregate total of $700 thousand. From January through March 2014 we paid $350 thousand to extend this covenant waiver. In early April we paid an additional $350 thousand to further extend the waiver through May 2, 2014. Under the amended and restated Credit Agreement, Wells Fargo Bank, the new lender agreed to except the requirement regarding the going concern qualification for fiscal 2013.

On May 2, 2014, Alion amended and restated the Credit Agreement with Wells Fargo Bank as the sole lender and an underlying $45 million revolving credit facility. On July 31, 2014, Wells Fargo extended the maturity date from August 1 to August 15, 2014. The Credit Agreement contains a borrowing base requirement/limitation but no EBITDA covenant. It also requires Alion to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00. We expect we will be able to comply with the Credit Agreement covenants and further extend its maturity date or replace it with a new credit facility once we are able to close a refinancing transaction.

Secured Note Indenture and Unsecured Note Indenture

There are no financial covenants in either the Secured Note Indenture or the Unsecured Note Indenture. Certain provisions in the Secured Note Indenture and the Unsecured Note Indenture limit our ability to incur additional debt or pay dividends if our ratio of Adjusted EBITDA to Consolidated Interest Expense is not greater than 2.0 to 1.0. The Secured and Unsecured Note Indentures define Adjusted EBITDA and Consolidated Interest Expense. Set out below are our actual ratios of Adjusted EBITDA to Consolidated Interest Expense as of June 30, 2014 and September 30, 2013.

	June 30, 2014	September 30, 2013
Trailing twelve-month Adjusted EBITDA	$63.3 million	$69.0 million
Trailing twelve-month Consolidated Interest Expense	$76.9 million	$75.7 million
Ratio	0.82 to 1.0	0.92 to 1.0

Capital Resources

	June 30, 2014	June 30, 2013
Available Liquidity	(In thousands)
Cash and cash equivalents	$18,997	$19,976
Revolving credit facility	45,000	35,000
Less: Letters of Credit	(3,935)	(4,000)

Net available liquidity	$60,062	$50,976

We believe we have adequate capital resources available to us from our cash on hand, future collections and our $41 million revolving credit facility capacity under our Credit Agreement to fund our anticipated operating cash requirements so long as we can timely complete the refinancing transactions. We also believe that our cash on hand and cash from operations are adequate to make our quarterly interest payments for our Secured and Unsecured Notes. We believe our cash flows will be sufficient to meet ESOP repurchase and diversification demands and support our modest level of capital expenditures. Although our operating cash flows have been adequate to meet our financial commitments in the past, unless we are able to refinance our existing debt agreements, we will be unable to repay either the Secured Notes or the Unsecured Notes when they become due in November 2014 and February 2015.

At June 30, 2014, we had no outstanding borrowings under our revolving credit facility, and we had $4 million in outstanding letters of credit. For additional information concerning our Credit Agreement, see Note 10 to our unaudited condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

We believe Alion can meet the borrowing base requirements in the Credit Agreement with Wells Fargo Bank to maintain access to our revolving credit facility until we complete our refinancing transactions or the Credit Agreement expires. Our borrowing base could be adversely affected by our declining revenue. This could be aggravated by delays in contract awards that could adversely affect our ability to increase our revenue on the timeline we seek to achieve. We believe Alion will be able to use the Credit Agreement revolving credit facility to borrow funds as and when necessary through the agreement’s August 15, 2014 maturity date.

Short-term Borrowings

From time-to-time, we have borrowed funds under our revolving credit facility for working capital requirements, to fund operations. In the past we have also used our revolving credit facility to repurchase our Unsecured Notes in open market transactions. Revolving credit facility loans used to bear interest at a variable rate (8.5%) based on LIBOR. The current Wells Fargo rate is 4.9%. It is based on daily one month LIBOR plus 475 basis points.

We may use our Credit Agreement revolving credit facility or additional sources of borrowings, as needed, to fund our anticipated cash requirements through August 15, 2014. Although we currently forecast that until we close our refinancing transactions we will not have a material balance drawn on the revolving credit facility, the current Credit Agreement terms require us to pay a minimum of $75 thousand each month in interest.

If the federal government were to implement further changes to its current payment practices, as a result of sequestration, budget cuts, policy changes, government shut downs, or otherwise, we might have to use our Credit Agreement revolving credit facility to a more significant extent than we currently forecast. Despite payment delays arising from the October 2013 government shut down, we did not have to draw on our revolving credit facility to make our first or second quarter interest payments. However, we have accessed our revolving credit facility intermittently for up to $10.0 million at a time. Continued delays in the government payment cycle could adversely affect our short-term cash flows and increase our interest expense if we need to use our credit facility to borrow more often or at higher levels than we have in the past or currently plan to do in the future.

The following table summarizes the activity under our revolving credit facility for the nine months ended June 30, 2014 and 2013, not including issued and outstanding letters of credit.

	Nine Months Ended June 30,
	2014	2013
Short-term borrowings	(In thousands)
Aggregate revolving credit facility borrowings	$35,000	$3,201
Aggregate revolving credit facility repayments	(35,000)	(3,201)

Net change in revolving credit facility balance payable	$—	$—

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

As a result of the declines in the price of a share of Alion common stock, our existing analyses do not forecast material increases in the level of estimated future share redemption cash outflows. While we are able to determine the current value of existing demands for future share redemptions based on the current price of a share of Alion common stock, we are only able to forecast cash flow demands for participants who have already commenced redeeming their shares and only for the four years subsequent to their initial share redemption payout. As of June 30, 2014, based on our current $8.10 share price, we estimate we will have to pay out the amounts listed below later this year and over the next four fiscal years. Any future changes in our share price would impact the estimated share redemption payouts.

Estimated Share Redemption Payouts

Fiscal Year Ending September 30,	Amounts (in thousands)
Remainder of 2014	$1,164
2015	1,731
2016	1,388
2017	960
2018	192

Total estimated payouts	$5,435

Cash flow demands from existing debt agreement obligations

We expect we will have to make the estimated interest and principal payments set forth below for Alion’s existing debt over the balance of fiscal 2014 and through February 2015. Although the Credit Agreement expires on August 15, 2014, we expect it will continue to be extended until we conclude a refinancing transaction. The minimum interest expense under the Credit Agreement is $75 thousand per month, including interest expense and letter of credit fees.

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

	Fiscal Year
Estimated Minimum Payments—Existing Debt Agreements	2014	2015
	(Amounts in thousands)
Revolving credit facility (1)
Interest	$225	$—
Secured Notes (2)
Interest	—	16,821
Principal and PIK Interest Notes	—	339,788
Unsecured Notes (3)
Interest	12,044	12,044
Principal	—	235,000

Total interest paid in cash	$12,269	28,865
Total principal and PIK Interest paid in cash	—	574,788

Total estimated minimum debt payments	$12,269	603,653

(1)	Minimum monthly interest expense based on the assumption that, if necessary, the Credit Agreement will be extended through the end of fiscal 2014.
(2)	The Secured Notes bear interest at 10% in cash and 2% in PIK. The outstanding principal will increase over time for the 2% compounding PIK interest added to the initial $310 million in principal. The Secured Notes, including $29.8 million in PIK interest, mature November 1, 2014.
(3)	The Unsecured Notes bear interest at 10.25% and mature February 1, 2015. Up through March 31, 2013, the Company had repurchased $15 million worth of Unsecured Notes: $2 million in November 2010; $3 million in June 2011; $5 million in June 2013; and $5 million in July 2013. On August 1, 2014, the Company made its scheduled Unsecured Note interest payment.

Cash flow demands from debt agreement obligations anticipated to arise from proposed refinancing transactions

The pending refinancing transactions contemplated in the Company’s July 29th registration statement would materially alter Alion’s debt-related cash flow obligations. We have included below a forecast of the estimated interest and principal repayment obligations the Company anticipates will arise from concluding the pending refinancing transactions. Management can offer no assurance that the Company will be able to conclude the proposed transactions, or if it is able to do so, when closing will occur.

The forecast below is predicated on the transactions closing by the end of fiscal 2014 and therefore do not include anticipated cash flows related to existing debt expected to be refinanced. Management expects that up to 10% of the face value of the Unsecured Notes will remain outstanding until maturity in February 2015.

	Estimated Future Principal and Interest Payments Based on Pending Refinancing Transactions
	Fiscal Year
	2015	2016	2017	2018	2019	2020	Total
	(Amounts in thousands)
Unsecured Notes not exchanged (1)
Principal	$23,500	$—	$—	$—	$—	$—	$23,500
Interest	$1,204	$—	$—	$—	$—	$—	$1,204
Credit Agreement (2)
Principal	$—	$—	$—	$—	$40,000	$—	$40,000
Interest	$1,960	$1,960	$1,960	$1,960	$—	$—	$7,840
First Lien - Term A (3)
Principal	$15,000	$25,000	$25,000	$45,000	$—	$—	$110,000
Interest	$8,800	$7,600	$5,600	$3,600	$—	$—	$25,600
First Lien - Term B (4)
Principal	$1,750	$1,733	$1,715	$1,698	$168,104	$—	$175,000
Interest	$19,250	$19,058	$18,867	$18,679	$18,491	$—	$94,345
Second Lien (5)
Principal	$—	$—	$—	$—	$—	$70,000	$70,000
PIK	$—	$—	$—	$—	$—	$77,674	$77,674
Third Lien (6)
Principal	$—	$—	$—	$—	$—	$211,500	$211,500
PIK	$—	$—	$—	$—	$—	$142,119	$142,119
Interest	$11,633	$12,767	$14,011	$15,378	$16,954	$6,259	$77,002
Total interest	$42,847	$41,385	$40,438	$39,617	$35,445	$6,259	$205,991
Total principal and PIK	$40,250	$26,733	$26,715	$46,698	$208,104	$501,293	$849,793

Total estimated future payments	$83,097	$68,118	$67,153	$86,315	$243,549	$507,552	$1,055,784

(1)	Holders of 90% of existing Unsecured Notes are expected to exchange their notes for Third Lien notes. The other 10% will mature February 2015. Interest is payable at 10.25% in arrears.
(2)	Alion expects to execute a new four-year $65 million revolving credit facility. The Company forecasts the average drawn balance will be $40 million. Interest is estimated at 4.9% per year.
(3)	The $110 million First Lien Term A is expected to have a four-year life with quarterly amortization of principal and interest payable in cash at 8.0% per year.
(4)	The $175 million First Lien Term B is expected to have a five-year life with quarterly amortization of principal at 1.0% per year and interest payable in cash at 11.0% per year.
(5)	The $70 million Second Lien Note is expected to have a five-and-a-half year life with PIK interest at 14.25% per year compounded quarterly.

(6)	The $211.5 million Third Lien Notes are expected to have a five-and-a-half year life with cash interest at 5.5% per year. The Third Lien Note will have increasing PIK interest that compounds annually accretes quarterly and is due at maturity.

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

From December 2002 to June 2014, Alion had spent a cumulative total of $100.0 million to repurchase shares of its common stock to satisfy ESOP distribution and diversification requests from former employees and Plan beneficiaries. Beginning in March 2008, we stopped making lump sum distributions and began paying ESOP beneficiaries over the five-year distribution period permitted by ERISA and the terms of the Plan. Alion intends to continue this practice for the foreseeable future in part to offset the cash flow effects of annual employee diversification requests which are expected to continue for the foreseeable future. Our debt agreements limit our ability to fund certain discretionary ESOP diversification demands on our cash flow. The table below lists current and prior year share repurchases.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

We do not currently face significant interest rate risk because we do not forecast drawing material amounts under our Credit Agreement which expires August 15, 2014. The Credit Agreement interest rate is based on LIBOR. The Secured Notes and the Unsecured Notes are fixed-rate obligations. We do not use derivatives for trading purposes. We invest excess cash in short-term, investment grade, and interest-bearing securities.

If we conclude our proposed refinancing transactions, we will face interest rate risk for the expected new $110 million first lien Term A loan and $175 million first lien Term B loan, along with risk related to periodic borrowings under the anticipated new Wells Fargo revolving credit facility. Each of these instruments is expected to bear interest at a variable rate based on LIBOR. Variable rates increase the risk that interest charges for these loans could increase materially if market interest rates were to increase. Variable rates also increase the risk that interest charges for the revolving credit facility could increase materially if market interest rates were to increase and if we were to maintain a significant outstanding balance. If we conclude our refinancing transactions, we expect we will have an average $40 million balance drawn, or effectively drawn, over the life of the expected new Wells Fargo revolving credit facility. Based on initial and currently forecast balances for these variable rate agreements, we estimate that a 100 basis point change in interest rates for both the first lien loans and the credit agreement could cost Alion as much $3.3 million per year. The Second Lien Note and the Third Lien Notes will be fixed-rate obligations.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it is required to file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosures. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective and timely.

Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2014, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

As of June 30, 2014, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. (a)

31.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation pursuant to 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. (a)

32.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (a)

32.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (a)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(a)	Filed with this Form 10-Q for the quarter ended June 30, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2014

ALION SCIENCE AND TECHNOLOGY CORPORATION

By:	/s/ Barry M. Broadus
Name:	Barry M. Broadus
Title:	Chief Financial Officer and Duly Authorized Officer