Form 10-K
period 2014-09-30
ALION SCIENCE & TECHNOLOGY CORP
filed 2014-12-30
CIK 1166568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐  Yes    ☒  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was: Not Applicable
The number of shares outstanding of Alion Science and Technology Corporation common stock as of December 29, 2014 was 13,103,912.
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

Factors that could cause actual results to differ materially from anticipated results include, but are not limited to:

•	Our ability to meet current and future debt obligations including covenants

•	U.S. government debt ceiling limitations, sequestration, continuing resolutions, or other similar federal government budgetary or funding issues;

•	Delays in payments from U.S. government customers;

•	U.S. government decisions to reduce funding for projects we support;

•	Failure to retain our existing government contracts, win new business and win re-competed contracts;

•	Failure of government customers to exercise contract options;

•	Limits on financial and operational flexibility given our substantial debt and debt covenants;

•	Government contract bid protest and termination risks;

•	Competitive factors such as pricing pressures and competition to hire and retain employees;

•	Results of current and future legal proceedings and government agency proceedings which may arise from operations and attendant risks of fines, liabilities, penalties, suspension and debarment;

•	Tax law changes that could affect tax liabilities or our effective tax rate;

•	ERISA law changes related to our employee stock ownership plan (ESOP);

•	Any inability to maintain adequate internal control over financial reporting or debt compliance metrics;

•	Changes in accounting standards and Generally Accepted Accounting Principles;

•	Material changes in laws or regulations affecting our businesses;

•	General volatility in the debt and securities markets; and

•	Other risks discussed elsewhere in this annual report, including all risk factors described in the section entitled “Risk Factors.”
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

Overview

Alion Science and Technology Corporation and its subsidiaries (collectively, Alion, the Company, we, or our) is an employee-owned company on basis of its outstanding common stock. We provide advanced engineering, information technology, naval architecture and operational solutions to strengthen national security and drive business results. For customers in defense, civilian government, foreign governments and commercial industries worldwide, Alion’s engineered solutions support smarter decision-making and enhanced readiness in rapidly-changing environments.

Our fiscal 2014 revenue was $805 million, a 5.2% decrease over our fiscal year 2013 revenue of $849 million. For the past three fiscal years, U.S. government contracts accounted for more than 96% of our revenue, with approximately 94% of our revenue derived from Department of Defense contracts. The U.S. Navy is our largest single customer, generating more than 50% of our revenue in each of the last three fiscal years. Cost reimbursable contracts continue to be our predominant contracting method, with approximately 85% of revenue coming from this type of contract.

We provide professional engineering and program management services, and scientific expertise, in a range of specialized core business areas described below. In fiscal 2013, we reorganized our business areas to more closely align our services with the demands of the marketplace. Our revised core business areas track internal resource realignments and consolidations we made to foster greater collaboration across our company. We expect this will improve our efficiency and enhance our ability to provide complete customer solutions. Certain annual revenues for the fiscal years ended 2014, 2013 and 2012 disclosed below differ from amounts previously disclosed due to customers re-defining individual contracts, task orders and programs. While this re-classification may shift reported revenue from one classification to another, our total revenue for the period remains unchanged. Annual revenue by core business area for the past three fiscal years was:

	Revenue by Fiscal Year
Core Business Area	2014		2013		2012
	(In millions)
Naval Architecture and Marine Engineering	$321.9	40.0%	$343.8	40.5%	$354.6	43.4%
Systems Analysis, Design and Engineering	284.2	35.3%	285.9	33.7%	214.0	26.2%
Modeling, Simulation, Training and Analysis	198.7	24.7%	219.3	25.8%	248.6	30.4%
Total	$804.8	100.0%	849.0	100.0%	$817.2	100.0%

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

•
We support the planning, procurement, maintenance, distribution and replacement of people or equipment. This includes support to logistical reset, depot level support, tracking systems, Radio-frequency identification, barcoding and other technologies as well as predictive analysis.

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

Corporate History

Alion was organized in October 2001 as a for-profit Delaware corporation to acquire substantially all the assets and liabilities of IIT Research Institute, a not-for-profit Illinois corporation (IITRI). In December 2002, some eligible IITRI employees directed funds from qualifying retirement account balances into an employee stock ownership plan which is now known as The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan (ESOP). In December 2002, State Street Bank and Trust Company (the then and current ESOP Trustee) used those proceeds to purchase Alion common stock on behalf of The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Trust (the ESOP Trust). In December 2002, Alion used those stock sale proceeds plus certain other indebtedness to purchase substantially all of IITRI’s assets. At all times since December 2002, the ESOP Trust has owned substantially all of Alion’s issued and outstanding common stock. Since December 2002, Alion has grown both organically and through acquisitions. From 2004 through 2007 Alion completed a number of levered and unlevered acquisitions. When Alion issued its secured notes in March 2010, the Company also issued common stock warrants constituting a second class of stock under the Internal Revenue Code. As a result, Alion no longer qualified to be treated as an S-corporation for U.S. federal income tax purposes and became a C-corporation.

Completion of Refinancing Transactions

On August 18, 2014, Alion completed a comprehensive refinancing of its outstanding indebtedness. The refinancing was made pursuant to an Amended and Restated Refinancing Support Agreement dated as of May 2, 2014, as amended, between the Company, ASOF II Investments, LLC (ASOF) and Phoenix Investment Adviser, LLC (Phoenix, and collectively, the Supporting Noteholders). The refinancing included the following transactions (the Refinancing Transactions):

•
We exchanged $210,986,000 in aggregate principal amount of our 10.25% Senior Notes due 2015 (the Unsecured Notes), representing 89.78% of the aggregate principal amount of the Unsecured Notes then-outstanding, for, in the aggregate, (i) $208,135,000 in aggregate principal amount of new Third-Lien Senior Secured Notes due 2020 (the

Third Lien Notes), (ii) 208,135 warrants to purchase common stock at an exercise price of $0.01 (the “Penny Warrants”) and (iii) $1,710,600 in cash (the Exchange Offer).

•
The proposed amendments contained in the Second Supplemental Indenture relating to the Unsecured Notes, which was executed on May 29, 2014, became operative. The amendments eliminated substantially all of the negative covenants, certain events of default and the covenant restricting mergers and consolidations, modified certain provisions relating to defeasance, and made other technical and conforming changes to the indenture governing the Unsecured Notes.

•
We sold 10 units at a price of $600 per unit, for aggregate proceeds of $6,000 (the Unit Offering). The units in the aggregate consisted of $10,000 principal amount of Third Lien Notes and 10 Penny Warrants.

•
We entered into two new first lien term loan facilities consisting of a Term A Loan in the principal amount of $110.0 million, having a term of four years, and a Term B Loan in the principal amount of $175.0 million having a term of five years (the First Lien Term Loans).

•	We entered into a new $70.0 million second lien term facility having a term of five and one-half years (the Second Lien Term Loan).

•
With the proceeds of the First Lien Term Loans and the Second Lien Term Loan, on September 17, 2014, we redeemed our outstanding 12% Senior Secured Notes due 2014 (the Secured Notes) at a redemption price of 100% of principal amount, plus accrued and unpaid interest to, but not including, the date of redemption, for an aggregate payment of $351,667,904.

•	We replaced our $45.0 million revolving credit facility with a new $65.0 million revolving credit facility (the Revolving Credit Facility).

•
ASOF purchased from Alion in a private placement units consisting of $2,841,000 principal amount of Third Lien Notes and 2,841 Penny Warrants for an aggregate purchase price of $1,704,600 (the ASOF Cash Funding).

The indentures governing the Third Lien Notes and the Unsecured Notes and the agreements governing the First Lien Term Loans, the Second Lien Term Loan and the Revolving Credit Facility are referred to collectively as the “Debt Instruments.”

In addition, as consideration for their funding the Second Lien Term Loan, we issued in a private placement (i) all 70 shares of our new Series A Preferred Stock and (ii) Penny Warrants to purchase 12.5% of our then-outstanding common stock to ASOF and affiliates of Phoenix. The holders of the Series A Preferred Stock have consent rights over certain actions to be taken by Alion and its subsidiaries. With respect to any and all matters on which there is a stockholder vote, the affirmative vote of the majority of the shares of Series A Preferred Stock outstanding is both necessary and sufficient to approve all such matters for all or any classes or series of stockholders of Alion. As a result of its majority ownership of the Series A Preferred Stock, ASOF has the right to appoint a majority of the members of our board of directors, possesses voting control over all matters that require stockholder approval and controls decisions regarding consenting to certain specified actions.

Suspension of Duty to File SEC Reports

On October 30, 2014, Alion filed Forms 15 with the SEC notifying the SEC of the suspension of its duty to file reports under Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Alion’s duty to file periodic, current and other reports with the SEC under the Exchange Act was suspended effective upon filing of the Forms 15 with the SEC. Alion expects that this Annual Report on Form 10-K, including any necessary amendments thereto, will be the final report it files with the SEC.

Although Alion will no longer be filing current and periodic reports with the SEC, pursuant to the indenture governing the Third Lien Notes, Alion is required to post certain information on its website, including annual and quarterly financial statements, a Management’s Discussion and Analysis of Financial Condition and Results of Operations, and current information. Holders of the Debt Instruments will be able to review this information.

The reports, statements and other information the Company has previously submitted to the SEC, including this Annual Report on Form 10-K, may be read and copied at the Public Reference Room of the SEC at 100 F Street NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at (800) SEC-0330. The Company’s SEC filings are also available without charge at the SEC’s web site at http://www.sec.gov.

The Alion ESOP

The Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan (the Plan), is a KSOP — a qualified retirement plan that includes an ESOP invested in Alion common stock and a non-ESOP component invested in mutual funds. The ESOP Trust owns substantially all issued and outstanding shares of our common stock.

Formerly, eligible employees could use qualified retirement funds to purchase beneficial interests in Alion common. The ESOP Trust used the money employees invested in the ESOP to purchase Alion common stock and allocate ESOP interests to employee accounts according to the Plan’s terms. We make retirement plan contributions to the ESOP component for all eligible employee participants. We also make matching contributions to the ESOP for eligible employees based on their pre-tax salary deferrals.

Except in certain limited circumstances, the ESOP Trustee must vote its shares as directed by the ESOP committee. The ESOP committee consists of four members of Alion’s management team and three other Alion employees; it is responsible for financial management and administration of the ESOP.

By law, Alion is required to value the common stock held in the ESOP component at least once a year. Alion formerly had the ESOP Trustee value the common stock in the ESOP twice a year — as of March 31 and September 30. Beginning in fiscal 2015, the ESOP Trustee will only value the common stock annually as of September 30th. The terms of the KSOP permit the ESOP Trust to use employee-directed funds to purchase shares of Alion common stock at the lesser of the then-current or the immediate prior value of a share of Alion common stock. The ESOP plan administrator has suspended the option for employees to invest in Alion common stock. Currently, all ESOP transactions occur at the redemption value of a share of Alion common stock.
Business Strategy

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

Expand market share by leveraging experience and reputation. We perform a variety of services for a broad base of more than 206 customers as of September 30, 2014, including Cabinet-level government departments and agencies, and state and foreign governments. We plan to use our advanced technological capabilities and our customer relationships to expand our market presence by offering a broader range of services to our existing customers and by delivering our solutions to new customers. We intend to use our customer relationships and our technology expertise to strategically expand our Department of Homeland Security (DHS) customer base. For over five years, Washington Technology, Defense News and Military Training Technology have continued to rank us among the top professional services government contractors. Additionally for the past four years, Military Times EDGE has voted us a “Best for Vets Employer.” Washington Business Journal continues to rank Alion in its top twenty technology government contractors and government contract awardees.

Improve financial performance and increase sales. Federal budget uncertainties and expected lower Department of Defense spending levels have challenged our ability to grow our revenue. Over the past five years our sales have fluctuated from a low of $787 million to a high of $849 million in fiscal 2013. We remain focused on growing our business and striving to achieve operating efficiencies. We intend to strengthen our financial performance by controlling operating costs and growing organically. We believe we can achieve an even more competitive cost structure than we currently have which will enhance our ability to win business and improve operating results. We believe Alion’s size and expertise position us to continue to bid on larger government programs and broaden our customer base.

Market and Industry Background

Fiscal pressures on the federal government have prompted increased scrutiny of the Department of Defense’s (DoD’s) budget. Although funding decisions are usually made on an annual basis, near-term decisions about issues such as pay raises, health benefits for military retirees, and the acquisition of weapon systems can have effects on the composition and costs of the nation’s armed forces that last many years.

For fiscal year 2015, DoD requested appropriations totaling $555 billion. Of that amount, $496 billion is for the base budget and $59 billion is for what are termed overseas contingency operations (OCO). The base budget covers programs that constitute the department’s normal activities, such as the development and procurement of weapon systems and the day-to-day operations of the military and civilian workforce. Funding for OCO pays for U.S. involvement in the war in Afghanistan and other nonroutine military activities elsewhere.

The Five Year Defense Plan (FYDP) 2015-2019 describes DoD’s plans for its normal activities and therefore generally corresponds to the base budget. In an effort to reduce costs, the current FYDP includes sizable cuts in the number of military personnel, particularly in the Army.

The Evolution of Modern Warfare: Rising Concern and Pacific Rim Focus (threats from China, Iran and North Korea)

Admittedly, the rising concern associated with the Pacific Rim (and Africa) encompassed by Anti-Access/Area Denial (A2/AD) is not the only challenge U.S. forces face in the 21st Century, as the character of modern conflict is extraordinarily complex. While not a new concept, many current wars have recently been defined as “hybrid” in character, with adversaries effectively employing elements of regular and irregular warfare.

It is hybrid warfare, not state actors employing A2AD, which has become the focus of U.S. military efforts since the terrorist attacks of September 11, 2001. This has required creative approaches to address the challenges of fighting insurgents in foreign lands. Additionally, combating irregular warfare has been a top DoD priority since 2008. As such, it has driven the majority of contemporary thought on the conduct of operational warfare.

Many experts agree that hybrid warfare does not replace conventional warfare, or eliminate the need to prepare for it. The DoD advocates the need for balance between conventional and irregular capabilities and highlights the need for superior conventional forces. To successfully operate in the A2/AD environment, the U.S. military must prepare adequately for this evolution of modern warfare by understanding the operational implications presented by modern technology. Planners must use innovative joint planning concepts such as AirSea Battle and effective integration of joint forces to help achieve the desired end state. A2/AD not only increases the dangers of conventional war, but also offers non-state actors worldwide options to increase the effectiveness of irregular or hybrid warfare. The U.S. military continues to prepare for and execute combat operations against modern A2/AD systems that are employed in many places around the world. Similarly, we continue to align our services and solutions to support A2/AD solutions development, training, and operations.

Defense Initiatives

In early fiscal 2015, Secretary Hagel unveiled an ambitious new plan for maintaining the US military technological edge in a time of tightening budgets. Specifically, Secretary Hagel said the new “defense innovation initiative” aims to invest money in “cutting-edge technologies and systems - especially in the fields of robotics, autonomous systems, miniaturization, big data, and advanced manufacturing, including 3-D printing.” He further added that “...by focusing our investments (we) will sharpen our military edge even as we contend with fewer resources.” Hagel calls this initiative the “third offset strategy” and compared it in scale to two past “offset” initiatives, including the nuclear buildup of the 1950s that ultimately helped end the Cold War, as well as the 1970s-era effort that led to the development of precision-guided missiles, stealth aircraft and advanced intelligence, surveillance and reconnaissance platforms.

Additionally, Secretary Hagel and Deputy Secretary of Defense Bob Work will guide the development of this initiative by forming a new Advanced Capability and Deterrence Panel. Work and other Pentagon officials have signaled that the Defense Department is looking for new ways to partner with the defense industry and other institutions to share research and development costs. The new program is not limited to technology research and development. It also calls for a “reinvigorated wargaming (Modeling, Simulation and Experimentation) effort” to “develop and test alternative ways of achieving our strategic objectives and help us think more clearly about the future security environment,” as stated in a recent SECDEF memo. These defense initiatives align with our core competencies including our modeling, simulation, and rapid prototyping capabilities.

Offsetting Sequestration

Given the challenges, the defense industrial market is working on how to (i) grow profitably from diminishing DoD budgets and (ii) slash costs for maintaining a satisfactory financial condition.

To that end, the defense contractors (primes and system integrators) are diversifying their businesses into other areas besides defense production to include expansion of professional engineering services. Meanwhile a continued focus on research and development is also helping these companies to develop next generation technologies essential in a climate of fewer programs and reduced budgets.

Defense companies will increasingly be required to come up with next generation intelligence, surveillance and reconnaissance (ISR) technologies. The contractors specializing in space systems will continue to gain from the Pentagon’s increasing focus on its space division to counter emerging security threats as embodied in A2/AD such as a “a day-without-space”.

Achieving new Technological Superior Military Capability: Industry-Government Collaboration

Today the U.S. Armed Forces and their allies possess a military capability advantage over any potential adversary, but that advantage is eroding as potential adversaries invest (with a keen eye on A2/AD) in advanced technology and increase their military force structure. The DoD will need to develop an approach to force planning and desired capabilities, while living within the budgetary caps established by the Budget Control Act of 2011. Enabling technologies that support the development and deployment of operational capabilities that align with the dynamic threat environment must be identified. These operational capabilities must take into account the rise of near-peer competitors and the persistent challenges presented by terrorists and violent extremists.

We are starting to see other nations pursue technological advances to counter U.S. advantages in electronic warfare, longer range air-to-air missiles, radars operating in non-conventional bandwidths, counter-space capabilities, longer range and more accurate ballistic and cruise missiles, improved undersea warfare capabilities, as well as cyber and information operations. This activity has caused DoD researchers and engineering planners to identify challenges known as “hard problems” that must be solved if U.S. Armed Forces are to retain the same overmatch capability that they have sustained in recent years.

The DoD Science and Technology program seeks to provide an appropriate balance between technical capabilities to win the current fight and technical capabilities to prepare for the uncertain future, preventing technological surprise, while ensuring freedom of movement and access for U.S. military forces. Technological superiority has been central to the strategy of the DoD for the past century. The preservation and advancement of technology superiority requires heightened levels of cooperation, coordination, and collaboration between all members of the DoD science & technology community, industry and academia.

Given the restrictions of the Budget Control Act of 2011, the DoD Research Development Test and Evaluation funds available are decreasing, while the complexity and depth of the national security challenges are growing. Finding solutions to these challenges that would prevent the U.S. Armed Forces from fulfilling our national security missions is essential. There is a host of enabling A2/AD technologies and capabilities being developed world-wide that could restrict the U.S. military’s ability to project its armed forces. Specific focus areas include technologies that will be enablers for Electronic warfare (Electronic Attack, Electronic Protection, and Electronic Support); cyber; conventional and non-conventional air and surface detection and tracking systems; flexible and in-depth air and missile defense; alternatives for space based capabilities; and penetrating weapons. Developing enabling technologies and the resulting capabilities will require government and industry collaboration. As such industry possesses an opportunity to present solutions they may already have under development with discretionary funds or Independent Research and Development (IRAD). Meanwhile, DoD will continue to maintain a robust level of funding for its science and technology program, and industry will augment that program through greater organic investment in research and development through its IRAD program. A coordinated effort between both government and industry will ensure the development and accelerated delivery of the right technologies and capabilities for the technological superiority of our Armed Forces.

We are primarily a government contractor.

For the past three fiscal years, U.S. government contracts accounted for more than 96% of our revenue, with approximately 94% of our revenue derived from Department of Defense contracts. The U.S. Navy is our largest single customer, generating more than 50% of our revenue each of the last three fiscal years.

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

As of September 30, 2014, the value of our executed contracts available for funding totaled $2.4 billion. This amount increased from our September 2013 total of $2.2 billion. The increase is due, in part, to the increase in new awards and funding in our Systems Analysis, Design and Engineering core business. Management’s estimated future or expected revenue from our executed contracts, which is discussed in the Backlog section of this report, differs from the value of our executed contracts. Additionally, as stated in the Backlog section of this report, there can be no assurance that our existing contracts will result in actual revenue in any particular period, or at all, or that any contract included in backlog will be profitable.

Contract Types. We have a diverse contract base including many task order and multiple-award contract vehicles (IDIQ—indefinite delivery, indefinite quantity type contracts). Many customers utilize our IDIQ contracts to hire us. Three of our five largest contracts are IDIQ delivery order contracts; they accounted for 53% of fiscal 2014 revenue. Our largest individual contract accounted for 8.5% of our fiscal 2014 revenue. We had a portfolio of 442 stand-alone contracts and delivery/task orders as of September 30, 2014.

We have three contract pricing structure types: cost-reimbursement, fixed-price and time-and-material. Cost-reimbursement contracts allow us to recover expenses for direct labor and materials, a share of indirect expenses, and a fixed or variable fee depending on contract terms. Government contract rules permit us to recover certain, though not all, of our operating expenses (indirect costs). Fixed-price contract customers pay a stated amount intended to cover all direct and indirect costs, and profit. We assume the risk of any cost overruns and receive the benefit of any cost savings on fixed price contracts. Time-and-material contracts have fixed hourly billing rates designed to cover our labor costs, indirect expenses and profit, with cost reimbursable provisions for materials and other direct costs. We have traditional closed-end contracts and multiple award contracts which require sustained post-award effort to realize revenue. The following table summarizes our revenue by contract type for the years ended September 30, 2014, 2013, and 2012.

	Revenue by Fiscal Year
Contract Type	2014		2013		2012
	(In millions)
Cost-reimbursement	$684.0	84.9%	$723.1	85.2%	$675.3	82.6%
Fixed-price	59.2	7.4%	74.6	8.8%	64.2	7.9%
Time and material	61.6	7.7%	51.3	6.0%	77.7	9.5%
Total	$804.8	100.0%	$849.0	NaN	$817.2	NaN

We sometimes begin providing services before a U.S. government agency has actually signed or funded a contract or task order. We are at risk for costs we incur before a new contract is executed or an existing contract is modified. The practice is customary in our industry, particularly where a company has oral notification of a contract award, but has not received required contract documents. We designed our internal procedures to provide services “at risk” only when we believe funding is highly probable and delays are administrative or technical in nature. In most cases, we get paid for all our costs when a contract is ultimately executed or modified. However, we cannot be certain, when we work at risk, that we will receive an executed contract or that we will be paid for all our costs. As of September 30, 2014, we had approximately $14.7 million in contract revenue at risk; nearly 39% of that amount represents award fees we believe we have earned where we had yet to receive authorization to bill our customers.

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

Government Oversight. Federal government auditors and technical specialists regularly review our administrative procedures and our cost accounting policies and practices. Costs on flexibly-priced federal government contracts are subject to Defense Contract Audit Agency (DCAA) and other audits and adjustments. An audit may reveal that some costs charged to a government contract are not allowable, either in whole or in part. In these circumstances, we must repay the federal government any money it paid us for unallowable costs, plus possible interest and possible penalties. The government considers Alion a major contractor and maintains an onsite audit office. The Company has settled indirect rates through 2007 based on completed DCAA audits. All subsequent years are open. We are disputing the government’s claim for penalties and interest for 2005, which in the aggregate are not material. We believe the statute of limitations has expired on any government contractual claims, including any claims for penalties and interest, on our 2005 indirect rate proposal.

We timely submitted our indirect cost proposals for all open fiscal years and expect to submit fiscal 2014 incurred cost proposal next March as required. We have recorded revenue on federal government contracts in amounts we expect to realize.

Backlog

As of September 30, 2014, management estimates the amount of future revenues to be recognized under our existing contracts to be approximately $1.8 billion, of which, approximately $634 million is funded. Of the $1.8 billion of backlog, the amount not reasonably expected to be filled in fiscal 2015 is approximately $0.9 billion.

All of our existing contracts may have funded backlog and unfunded backlog, each of which is described below. The contract values and management’s estimated revenues do not include any task orders or ceiling value under IDIQ contracts, including Governmentwide Acquisition Contracts (GWACs) and General Services Administration (GSA) schedules, except to the extent that task orders have been awarded to us under those contracts.

•
Funded Backlog. Funded backlog represents the estimated revenue value of orders for services under existing contracts for which funding is appropriated or otherwise authorized less revenue previously recognized on these contracts. We expect to recognize a substantial portion of our funded backlog as revenue within the next twelve months.

	As of September 30,
	2014	2013
	(In millions)
Funded	$634.3	$436.9

•	Unfunded Backlog. Unfunded backlog represents the estimated revenue value of orders for services under existing contracts for which funding has not been appropriated or otherwise authorized.

	As of September 30,
	2014	2013
	(In millions)
Unfunded	$1,123.3	$1,286.6

In fiscal 2013, management refined the methodology used to determine funded backlog and unfunded backlog, including only estimates of future revenues to be recognized under awarded contracts.

There can be no assurance that our existing contracts will result in actual revenue in any particular period, or at all, or that any contract included in backlog will be profitable. There is a higher degree of risk in this regard with respect to unfunded backlog. The actual receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control. The actual recognition of revenue on contracts included in our backlog may never occur or may change because a program schedule could change; the program could be canceled; a contract could be reduced, modified, or terminated early, whether for the convenience of the government or otherwise; or an option that we had assumed would be exercised could not be exercised. The primary risks that could affect our ability to recognize such revenue on a timely basis or at all include: schedule changes, contract modifications, and our ability to assimilate and deploy new staff against funded backlog; cost cutting initiatives and other efforts to reduce U.S. government spending, which could reduce or delay funding for orders for services; and delayed funding of our contracts due to delays in the completion of the U.S. government’s budgeting process and the use of continuing resolutions by the U.S. government to fund its operations, as described under Item 1A Risk Factors of this report. The estimates used to compile remaining contract backlog are based on our experience under our contracts, and we believe the estimates are reasonable.

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

At September 30, 2014, we had 2,818 employees of whom 2,598 were full-time employees. Approximately 28% of our employees have Ph.D.’s or masters degrees, and approximately 73% of our employees have college degrees. Approximately 29% of our employees have Top Secret or higher level security clearances. We believe we have a good relationship with our employees. None of our employees are covered by a collective bargaining agreement.

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

Our Customers

We provide scientific, research and development, technical expertise, and operational support to a diverse group of U.S. government customers. We also serve commercial, state, local and international government customers. As of September 30, 2014, we had more than 206 distinct customers, including Cabinet-level government departments and agencies, and state and foreign governments. We have approximately 310 DoD contracts and delivery orders with the U.S. Navy, U.S. Army and U.S. Air Force; the Defense Information Systems Agency (DISA); the Defense Advanced Research Projects Agency (DARPA) and others. Other federal civilian agencies and departments included the National Institute of Environmental Health Sciences, the U.S. Department of Energy and the EPA. Commercial, state and local governments and international customers accounted for the remaining 2.6% of our fiscal 2014 revenue. The table below shows revenue by customer category for our past three fiscal years.

	Revenue by Fiscal Year
	2014		2013		2012
	(In millions)
U.S. Department of Defense	$753.7	93.7%	$790.9	93.2%	$755.6	92.4%
Other Federal Civilian Agencies	29.8	3.7%	31.4	3.7%	43.2	5.3%
Commercial and International	21.3	2.6%	26.7	3.1%	18.4	2.3%
Total	$804.8	100.0%	$849.0	100.0%	$817.2	100.0%

The following five federal government contracts (IDIQ contract vehicles and stand-alone contracts) accounted for more than half of our revenue in fiscal years 2014, 2013 and 2012.

1.	Weapons System Technology Information Analysis Center for the Defense Technical and Information Center (26%, 28%, 17%) (IDIQ contract vehicle);

2.	Seaport-E Multiple Award Contract for the Naval Sea Systems Command (21%, 21%, 20%) (IDIQ contract vehicle);

3.	Technical and Analytical Support for the U.S. Air Force (9%, 8%, 10%) (stand-alone contract);

4.	Naval Sea Systems Command Surface Ships Life Cycle Program Management and Engineering Support (7%, 7%, 6%) (stand-alone contract); and

5.	Software, Networks, Information, Modeling and Simulation - Defense Technical and Information Center (6%, 2%, 0.2%) (IDIQ contract vehicle).

The Weapons System Technology Information Analysis Center for the Defense Technical and Information Center, Seaport-E Multiple Award Contract for the Naval Sea Systems Command and the Software, Networks, Information, Modeling and Simulation for the Defense Technical and Information Center are all IDIQ contract vehicles. Revenues from these IDIQ contract vehicles are comprised of numerous individual task orders. Each task order is separately funded, includes a unique statement of work, period of performance and in some cases, distinct contractual terms and conditions. Termination of these contracts or our inability to renew or replace them when they expire could cause our revenue to decrease and could have a material adverse effect on our business, financial condition, operating results or ability to meet our financial obligations.

Competition

The U.S. government engineering and technology services industries consist of a large number of enterprises ranging from small, niche-oriented companies to multi-billion dollar corporations that serve many U.S. government customers. Competitors frequently form teams to pursue contract opportunities because large contracting initiatives are highly competitive and government customers have diverse requirements. Prime contractors leading large proposal efforts typically select team members based on particular capabilities and experience relevant to each opportunity. Companies that compete on one opportunity may be team members on another opportunity.

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

Business Development and Promotional Activities

We promote our contract research services by meeting face-to-face with current and potential customers, obtaining new work from satisfied customers, and responding to requests for proposals (RFPs) and international tenders. We use our knowledge of and experience with U.S. government procurement procedures, and our relationships with government personnel, to try to maximize our ability to respond timely to RFPs and customer requests. We bid on contracts in our core business areas and related areas where we believe we have a good chance of being awarded the contract. When we bid on a potential contract, we draw on our core business area expertise to display the technical skills we can bring to a particular contract.

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

Item 1A. Risk Factors

Risks Related to Our Business and Operations

As a highly‑leveraged company, we expect to experience net losses in at least our next four years of operation.

We have had a net loss every year since our inception in late 2002. We expect to incur net losses for the foreseeable future. Interest expense on existing debt and future deferred income tax expense are among the most significant factors contributing to our estimated future net losses. The size of future losses and achieving profitability depend on achieving significant revenue growth and controlling expenses. We may not become profitable if revenue grows more slowly than we anticipate, or if operating expenses exceed our expectations. Even if we become profitable, we may not be able to sustain our profitability.

As a highly leveraged company, our ability to meet our financial and other future obligations depends on our future operating results and our ability to service our debt.

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

These factors will also affect our ability to meet future ESOP re‑purchase obligations and to pay interest and principal on our outstanding debt as and when amounts come due.

Budget issues have been magnified by the 2011 Budget Control Act (the Budget Control Act) which requires billions in automatic cuts in government funding levels. To the extent that federal government spending is delayed or curtailed by government actions, including sequestration and future government shutdowns, our revenues and operating results may be adversely affected.

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

Our larger competitors may be able to vie more effectively for very large‑ scale government contracts. Our larger competitors also may be able to provide clients with different or greater capabilities or benefits than we can provide in areas such as technical qualifications, past performance on large‑scale contracts, geographic presence, price, and availability of key professional personnel. Our competitors have established relationships among themselves or with third parties, including through mergers and acquisitions, to increase their ability to address client needs. They may establish new relationships; new competitors or competitive alliances may emerge.

Our ability to compete for desirable contracts will depend on: the effectiveness of our internal and customer‑funded research and development programs; our ability to offer better performance than our competitors at lower or comparable cost; the readiness of our facilities, equipment and personnel to perform the programs for which we compete; and our ability to attract and retain key personnel. If we do not continue to compete effectively and win contracts, our future business, financial condition, results of operations and our ability to meet our financial obligations may be materially compromised.

Historically, a few contracts have provided most of our revenue. If we do not retain or replace these contracts our operations and financial condition will suffer.

The following five federal government contracts (contract vehicles and stand‑ alone contracts) accounted for more than half of our revenue in fiscal years 2014, 2013 and 2012.

1.	Weapons System Technology Information Analysis Center for the Defense Technical and Information Center (26%, 28%, 17%) (IDIQ contract vehicle);

2.	Seaport‑E Multiple Award Contract for the Naval Sea Systems Command (21%, 21%, 20%) (IDIQ contract vehicle);

3.	Technical and Analytical Support for the U.S. Air Force (9%, 8%, 10%) (stand‑alone contract);

4.	Naval Sea Systems Command Surface Ships Life Cycle Program Management and Engineering Support (7%, 7%, 6%) (stand‑alone contract); and

5.	Software, Networks, Information, Modeling and Simulation for the Defense Technical and Information Center (6%, 2%, 0.2%) (IDIQ contract vehicle).

Termination of these contracts or our inability to renew or replace them when they expire could cause our revenue to decrease and could have a material adverse effect on our business, financial condition, operating results or ability to meet our financial obligations.

As a highly‑leveraged company, if we are unable to achieve or manage growth, our business could be adversely affected.

Attempting to achieve long‑term growth has placed significant demands on our management, and on our administrative, operational and financial resources. To achieve and manage growth, we must improve operational, financial and management information systems, and expand, motivate and manage our workforce. If we are unable to achieve and manage growth without compromising our quality of service and our profit margins, or if systems we implement to aid in managing our growth do not produce expected benefits, our business, prospects, financial condition, operating results and ability to meet our financial obligations could be materially adversely affected.

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

Availability of highly trained and skilled professional, administrative and technical personnel is critical to our future growth and profitability. Even in the current economic climate, competition in our industry for scientists, engineers, technicians, management and professional personnel is intense and competitors aggressively recruit key employees. Competition for experienced personnel, particularly in highly specialized areas, has made it more difficult for us to timely meet all our staffing needs. We cannot be certain we will be able to attract and retain required staff on acceptable terms. Also, due to our highly leveraged capital structure, we may face challenges to recruiting and retaining personnel. Any failure to do so could have a material adverse effect on our business, financial condition, operating results and our ability to meet our financial obligations. Failure to recruit and retain a sufficient number of these employees could adversely affect our ability to maintain or grow our business. Some of our contracts require us to staff a program with personnel the customer considers key to successful performance. If we cannot provide these key personnel or acceptable substitutes, the customer may terminate the contract, and we may not be able to recover our costs.

In order to succeed, we will have to keep up with a variety of rapidly changing technologies. Various factors could affect our ability to keep pace with these changes.

Our success will depend on our ability to keep pace with changing technologies in our core business areas. These technologies can change rapidly. Even if we keep up with the latest developments and available technology, newer services or technologies could negatively affect our business. Integrating our research services’ diverse technologies is complex and often has not been previously attempted. Our success will depend significantly on our ability to develop, integrate and deliver technologically advanced services and solutions at the same or faster pace as our competitors, many of which have greater resources than we do. Our new debt agreements from the Refinancing Transactions limit how much we may spend annually on capital expenditures. Those limitations could restrict our ability to invest in new and developing technologies in one or more of our core business areas. Failure to make the appropriate investment could materially affect our business, financial condition and operating results and ability to meet our financial obligations.

An economic downturn could harm our business.

Our business, financial condition, operating results and ability to meet our financial obligations may be affected by various economic factors. Continued unfavorable economic conditions may make it more difficult for us to achieve or maintain revenue growth. In an economic recession, or under other adverse economic conditions which may arise from natural or man‑made events, customers and vendors may be less likely to meet contractual terms and payment or delivery obligations. Continued weakness or further deterioration of economic conditions may have a material adverse effect on our business, financial condition, operating results and ability to meet our financial obligations. We believe that it is possible that an economic downturn could affect our fiscal 2015 results, as well as our results in future periods, due to the combination of a significant reduction in governmental spending as a result of sequestration.

Further adverse changes in market conditions, the stock market, the merger and acquisition environment in our industry or federal government budget constraints could adversely affect the value of our business which could cause us to recognize a goodwill impairment charge in the future.

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

We maintain insurance against risk and potential liabilities related to our operations. We believe we maintain reasonable levels of insurance that limit our likely exposure to unanticipated losses. Our insurance coverage may not be adequate to cover claims or liabilities, and we could be forced to bear significant costs from an accident or incident. Substantial claims in excess of our related insurance coverage could cause our actual results to differ materially and adversely from those anticipated. Due to future claims or liabilities, or to market conditions, our insurance premiums could increase.

Internal system or service failures could disrupt our business and impair our ability to effectively provide our services and products to our customers, which could damage our reputation and adversely affect our revenue, profitability and operating results.

Our information technology systems are subject to systems failures, including network, software or hardware failures, whether caused by us, third‑party service providers, intruders or hackers, computer viruses, natural disasters, power shortages or terrorist attacks. Any such failures could cause loss of data and interruptions or delays in our business, negatively affect our ability to service our clients and perform our contracts, cause us to incur remediation costs, subject us to claims and damage our reputation. Failure or disruption of our communications or utilities could cause us to interrupt or suspend our operations or otherwise adversely affect our business. Any system or service disruptions if not anticipated and appropriately mitigated, could have a material adverse effect on our business including, among other things, an adverse effect on our ability to bill our customers for work performed on our contracts, collect the amounts that have been billed and produce accurate financial statements in a timely manner. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption and, as a result, our results of operations could be materially and adversely affected.

Security breaches in sensitive U.S. government systems could result in the loss of clients and negative publicity.

Many of the systems we develop, install and maintain involve managing and protecting information involved in intelligence, national security and other sensitive or classified U.S. government functions. A security breach in one of these systems could cause serious harm to our business, damage our reputation and prevent us from being eligible for further work on sensitive or classified systems for U.S. government clients. We could incur losses from such a security breach that could exceed the policy limits under our errors and omissions and product liability insurance. Damage to our reputation or limitations on our eligibility for additional work resulting from a security breach in one of the systems we develop, install and maintain could cause us to incur remediation costs and could materially reduce our revenue. Costs we incur to address security breaches could be material and materially reduce our operating margin.

Our business could be negatively impacted by security threats, including cybersecurity threats, and other disruptions.

As a defense contractor, we face various security threats, including cybersecurity threats to gain unauthorized access to sensitive information; threats to the safety of our employees; threats to the security of our facilities and infrastructure; and threats from terrorist acts. Cybersecurity experts believe that attacks are evolving and include, but are not limited to, malicious software; attempts to gain unauthorized access to data; and other electronic security breaches that could lead to disruptions in mission critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. As a federal government contractor, we are a potential target to those who want to gain unauthorized access to sensitive and classified information of the United States, including officially and non‑officially sponsored acts of other countries and political organizations.

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

Several years ago, an unauthorized party was able to gain access to our computer network. Management retained an independent third‑party expert data security firm to assess the nature and extent of unauthorized access, and to recommend remedial actions. We also asked the outside data security expert to recommend additional steps we could take to further enhance our ability to detect, monitor and defend against cybersecurity incidents. We notified government authorities and outside parties based on information obtained from the data security expert’s investigation.

We undertook remedial actions based on the data security expert’s recommendations. We continue to consider additional enhancements to our network security. Our insurance carrier covered our investigation costs subject to our $250,000 policy deductible.

There can be no assurance that our remedial actions will be effective against future attacks or that future security breaches will be prevented. Any future security breach could have a material adverse effect on our business, financial condition and results of operations.

Holders of our securities will have limited access to information regarding our business because we have suspended our obligation to file periodic reports with the SEC.
On October 30, 2014, Alion filed a Forms 15 with the SEC, notifying the SEC of the suspension of its duty to file reports under Section 15(d) of the Exchange Act. Alion’s duty to file periodic, current and other reports with the SEC under the Exchange Act was suspended effective upon filing of the Forms 15 with the SEC. Alion expects that this Annual Report on Form 10-K, including any necessary amendments thereto, will be the final report it files with the SEC. Although Alion is required to post certain information on its website, including annual and quarterly financial statements, a Management’s Discussion and Analysis of Financial Condition and Results of Operations, and current information, only holders of the Debt Instruments will be able to review this information. Further, such information is limited and will not include all the information that is required in the reports had Alion been subject to Section 13(a) or Section 15(d) of the Exchange Act. As a result, access to information regarding our business will be limited.
Risks Related to Our Industry

We depend on U.S. government contracts for substantially all of our revenue. Changes in the contracting or fiscal policies of the U.S. government could adversely affect our business, financial condition, results of operations and ability to satisfy our financial obligations.

For the past three fiscal years, U.S. government contracts accounted for more than 96% of our revenue, with approximately 94% of our revenue derived from Department of Defense contracts. The U.S. Navy is our largest single customer, generating more than 50% of our revenue each of the last three fiscal years. Changes in U.S. government contracting policies could directly affect our financial performance. Factors that could materially adversely affect our U.S. government contracting business include:

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

The Budget Control Act of 2011 caused significant delays or reductions in federal government appropriations for our current and future programs and may negatively affect our revenue and materially and adversely affect our financial condition, operating results, cash flows and ability to satisfy our financial obligations. Government shutdowns can delay collection of our accounts receivable.

In August 2011, Congress enacted the Budget Control Act intended to significantly reduce the federal deficit over ten years. The Budget Control Act established discretionary spending caps through 2021 and a Joint Committee of Congress to identify additional deficit reductions. The law’s passage also signaled the end of a decade of defense spending growth. The Joint Committee failed to agree on deficit reductions which triggered the sequestration provision of the Budget Control Act. Sequestration mandates substantial automatic spending cuts to defense and non‑defense programs. The sequestration began on March 1, 2013.

At this time, we cannot predict the effect that either identified or automatic cuts will have on funding for our individual programs. Long‑term funding for certain programs in which we participate is likely to be reduced, delayed or cancelled. These cuts could materially and adversely affect the viability of our prime contractors and our subcontractors, and lead to further revenue reductions.

Although we believe that we may be well‑positioned in areas the DoD has indicated are the focus for future defense spending, the impact of the Budget Control Act remains uncertain and our business and industry could be materially and adversely affected by it. Sequestration could also materially and adversely affect the business of our prime contractors and those with whom we team. Because we derive a material portion of our total revenue from the performance of subcontracts and teaming agreements, sequestration could have not only a direct effect, but also an indirect effect, on our business, financial condition and results of operation were the contracts we perform with prime contractors and teammates reduced.

Management cannot forecast whether sequestration will adversely affect timing of collection of our receivables in the future, but we did experience significant payment delays as a result of the government shutdown that occurred immediately after our fiscal year ended. Earlier in fiscal 2013, the federal government altered some of its accelerated payment practices which affected the overall payment cycle of our invoices. It took us until the fourth quarter of fiscal 2013 to recover from most of the effects of these changes.

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

Many of our U.S. government customers procure goods and services through multiple delivery order type contracts under which we must compete for post‑ award orders.

Budgetary pressures and reforms in the procurement process have caused many U.S. government customers to purchase goods and services through IDIQ, GSA Schedule contracts and other multiple award and/or GWAC contract vehicles. These contract vehicles increase competition and pricing pressure requiring us to make sustained post‑award efforts to obtain awards and realize revenue. There can be no assurance that we will maintain or increase revenue or otherwise sell successfully under these contract vehicles. Our failure to compete effectively after an award under any of these types of contracts could harm our business, financial condition, operating results, cash flows and our ability to meet our financial obligations.

U.S. government contracts contain termination provisions that are unfavorable to us.

U.S. government agencies can generally terminate contracts with suppliers at any time without cause under a termination for convenience clause. If a government agency terminates one of our contracts without cause, we are likely to be compensated for services we have provided and costs we have incurred through the termination date, and we may receive payment for termination‑related costs and a negotiated contract fee. However, if the U.S. government terminates a contract because we defaulted under the terms of the contract, we may be liable for any extra costs the U.S. government incurs to procure undelivered services from another company and other potential damages. Termination of any of our large U.S. government contracts could negatively impact our revenue and our ability to win future contracts and adversely affect our business, financial condition, operating results, cash flows and our ability to meet our financial obligations.

If we do not accurately estimate the expenses, time and resources necessary to meet our contractual obligations, our contract profits will be lower than expected.

The total price on a cost‑reimbursement contract is primarily based on allowable costs incurred subject to a contract funding limit. U.S. government regulations require us to notify our customers of any cost overruns or underruns on a cost‑reimbursement contract. We may not be able to recover cost overruns in excess of a contract’s funding limit and may not earn the profit we anticipated from the contract.

In a fixed‑price contract, we estimate project costs and agree to perform services for a predetermined price regardless of our actual costs. We pay for any cost overruns. If we fail to anticipate technical problems, or accurately estimate or control costs, we may face a lower fixed‑price contract profit margin or even a loss. Provisions in our financial statements for estimated contract losses may not be adequate to cover all our actual losses.

Our operating margins and operating results may suffer if cost‑reimbursement contracts increase in proportion to our total contract mix.

Based on profit as a percentage of estimated standard costs, cost‑reimbursement contracts are our least profitable type of contract because government regulations limit cost‑reimbursement contract fee levels. Our U.S. government customers typically choose the type of contract they issue. To the extent that in the future cost‑reimbursement contracts increase as a percentage of our contract mix, operating margins and results may suffer.

If our fixed‑price contract revenue were to continue to decline in total or as a proportion of our total business, or if profit rates on these contracts deteriorate, our operating margins and operating results may suffer.

We have historically earned higher profit margins on fixed‑price contracts. If fixed‑price contract revenue were to significantly decrease, or customers shift to other types of contracts, our operating margins and operating results may suffer. We cannot ensure we will be able to maintain our historic profitability levels on fixed‑price contracts overall nor can we ensure that our percentage of total revenue generated from fixed‑price contracts will remain the same or improve.

Our subcontractors’ failure to perform contractual obligations could damage our reputation as a prime contractor and our ability to obtain future business.

As a prime contractor, we often rely significantly upon other companies as subcontractors to perform work we are obligated to deliver to our customers. A failure by one or more of our subcontractors to timely perform services satisfactorily could cause us to be unable to perform our duties as a prime contractor. We have limited involvement in the work our subcontractors perform, and as a result, we may have exposure to problems our subcontractors cause. Subcontractor performance deficiencies could result in a government customer terminating our contract for default. A default termination could make us liable for customer re‑procurement costs, and other breach of contract damages, damage our reputation, and hurt our ability to compete for future contracts. Subcontractor work has accounted, and we expect it will continue to account for, a material portion of our work. In fiscal 2014, subcontractor expense, as a percentage of revenue, was 39%.

Because U.S. government contracts are subject to government audits, contract payments are subject to adjustment and repayment which may result in lower than expected or reported contract revenue.

U.S. government contract payments we receive are subject to adjustment and repayment after the government audits our contract costs to the extent that our costs exceed allowable costs and/or obligated contract funding. DCAA is currently auditing our 2007 claimed indirect costs. We have settled our indirect rates through 2005. All subsequent years are open. We are disputing the government’s claim for penalties and interest for 2005. It is our position that the statute of limitations has expired on any government contractual claims, including claims for penalties and interest, on our 2005 indirect rate proposal. We timely submitted our indirect cost proposals for all open fiscal years and expect to submit fiscal 2014 incurred cost proposal next March as required. We have recorded revenue on federal government contracts in amounts we expect to realize. If the estimated reserves in our financial statements are not adequate, future government contract revenue may be lower than expected.

If we fail to recover at‑risk contract revenue, we may have reduced fees or losses.

We are at risk for any revenue we incur before a contract is executed, modified or renewed. A customer may choose not to pay us for these costs. At September 30, 2014 we had approximately $14.7 million in at‑risk revenue. While such revenue is associated with specific anticipated contracts and funding modifications, we cannot be certain that our customers will execute these contracts or contract renewals or that they will pay us for all our related at‑risk costs.

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

We obtain most of our U.S. government contracts through competitive bidding, including (in many cases) contracts and renewals. We face risks associated with:

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

U.S. government contracts are subject to bid protests by other interested parties that compete with us for new contracts and in re‑competitions. A contract award or a solicitation’s terms and conditions are subject to protest for a variety of reasons, including that a solicitation or competitive bidding process violates law or regulation, or that the government agency has failed to comply with the terms of a solicitation in conducting a procurement. Moreover, changes to an existing contract are subject to protest on the basis that they involve a cardinal change which exceeds the scope of the contract. A bid protest may result in a decision by a Court, the Government Accountability Office, or by the cognizant government agency to cancel a contract award or to take other action that may result in the loss of a contract or in delay in a contract’s start date. Even a bid protest that does not result in such a decision or action may delay the start of contract during the pendency of the protest. Accordingly, bid protests may negatively affect our business, financial condition, operating results, cash flows and our ability to meet our financial obligations.

Our failure to obtain and maintain necessary security clearances may limit our ability to carry out confidential work for U.S. government customers, which could cause our revenue to decline.

As of September 30, 2014, we had an aggregate of approximately 310 DoD stand‑alone contracts and delivery/task orders and we had facility security clearances at 22 sites. As of September 30, 2014, approximately 80% of our employees held security clearances. Each cleared facility has a Facility Security Officer and Key Management Personnel whom the U.S. Department of Defense-Defense Security Service requires to be cleared to the level of the facility security clearance. Individual employees are selected to be cleared, based on specific classified contract task requirements and each employee’s technical, administrative or management expertise. Once an employee is cleared, he or she may access classified contract information, based on clearance level and a “need‑to‑know.”

Protecting classified information is paramount. Loss of a facility clearance, or an employee’s failure to obtain or maintain a security clearance, could result in a U.S. government customer terminating an existing contract or choosing not to renew a contract. If we cannot maintain or obtain the required security clearances for our facilities and our employees, or cannot obtain these clearances in a timely manner, we may be unable to perform certain U.S. government contracts. Lack of required clearances could also impede our ability to bid on or win new government contracts, which might result in terminating current research activities. This could damage our reputation and our revenue would likely decline, which could materially and adversely affect our business, financial condition, operating results and ability to meet our financial obligations.

If we fail to establish and maintain important relationships with government entities and agencies, our ability to successfully bid for new business and retain existing business may be adversely affected.

To bid on new business, we rely in part on establishing and maintaining relationships with various government officials. These government relationships help us to better understand government agencies’ needs before we develop a formal proposal. Due to change in personnel at the customer or within our company, we may be unable to maintain our relationships with government entities and agencies; any failure to do so could adversely affect our ability to bid successfully for new business or to retain existing business. This could adversely affect our operating results, cash flow and financial condition and our ability to meet our financial obligations.

Failure to maintain strong relationships with other contractors could result in a decline in our revenue.

Approximately 13% of our fiscal 2014 revenue resulted from our work as a subcontractor and from teaming arrangements with other contractors. As a subcontractor or teammate, we cannot control performance by our prime contractor or other teammates. Poor performance on a given contract could impact our customer relationship, even when we perform as required. We expect to continue to depend on relationships with other contractors for a portion of our revenue for the foreseeable future. Our revenue, operating results, financial position and cash flows could differ materially and adversely from what we anticipate if one or more of our prime contractors or teammates were to rely on one of our competitors or were to directly provide our customers the kind of services we provide.

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

The U.S. government may prefer minority‑owned, small and small disadvantaged businesses; therefore, we may not win certain contracts on which we bid.

As a result of the Small Business Administration set‑aside program, the U.S. government may decide to restrict certain procurements only to bidders that qualify as minority‑owned, small, or small disadvantaged businesses. As a result, we would not be eligible to perform as a prime contractor on those programs and would be restricted to a maximum of 49% of the work as a subcontractor on those programs. An increase in the amount of procurements under the Small Business

Administration set‑aside program may impact our ability to bid on new procurements as a prime contractor or restrict our ability to recomplete on incumbent work that is placed in the set‑aside program.

Many of our contracts with the U.S. government are classified or subject to other security restrictions, which may limit investor insight into portions of our business.

For fiscal 2014, we derived a substantial portion of our revenue from contracts with the U.S. government that are classified or subject to security restrictions that preclude the dissemination of certain information. In addition, a significant number of our employees have security clearances which preclude them from providing information regarding certain of our clients and services provided to such clients to other of our employees without security clearances and investors. Because we are limited in our ability to provide information about these contracts and services, the various risks associated with these contracts or services or any dispute or claims relating to such contracts or services, you may not have important information concerning our business, which will limit your insight into a substantial portion of our business and therefore may be less able to fully evaluate the risks related to that portion of our business.

Risks Related to our Debt Structure

We have incurred a significant amount of debt; our debt load may limit our financial and operational flexibility which could prevent us from fulfilling our obligations under the Credit Agreement, the First and Second Term Loans, the Third Lien Notes and our other obligations.

Our substantial debt has and could continue to:

•
make it more difficult for us to satisfy our debt‑related obligations; any failure to comply with any of our debt instrument obligations, including restrictive and financial covenants, could result in an event of default under our debt agreements, which, if not cured, could permit the holders of that indebtedness to accelerate our indebtedness;

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

We will need to seek additional capital in the future to refinance or replace existing long‑term debt. We may also need to seek additional capital in the future to meet current or future business plans, meet working capital needs or for other reasons. Based on the significant amount of our existing indebtedness and current market conditions, the availability of financing is, and may continue to be, limited. There can be no assurance that we will be able to obtain future financings on acceptable terms, if at all. If we are unable to obtain alternative or additional financing arrangements in the future, or if we cannot obtain financing on acceptable terms, we may not be able to execute our business strategies. Moreover, the terms of any such additional financing may restrict our financial flexibility, including the debt we may incur in the future, or may restrict our ability to manage our business as we had intended.

After the Refinancing Transaction, Standard & Poor’s raised our corporate family credit rating to B- and Moody’s raised our rating to Caa1 from Caa2. Any future ratings downgrade could increase our cost of capital, or limit any attempt to obtain additional financing in the future. An increase in our cost of capital would adversely affect our results of operations and our financial position.

If we breach our covenants, including financial covenants, we could have to amend the covenants in the Credit Agreement and/or the First and Second Lien Term Loans and Third Lien Notes which could materially affect our ability to finance our future operations, meet our capital needs or satisfy obligations to repurchase our common stock.

The Debt Instruments we executed as part of the August 2014 Refinancing Transactions include a number of covenants, including financial covenants that are tested on a periodic basis. Our Debt Instruments impose other minimum financial performance requirements including a fixed charge coverage test and minimum consolidated EBITDA levels.

Events beyond our control can affect our ability to meet these financial performance requirements; we cannot guarantee that we will meet these tests. We have been required to seek waivers of covenants under our debt agreements in the past. For example, various debt agreements contain a financial statement covenant requiring an audit opinion without a “going concern” explanatory note or any similar qualification or exception and without any qualification or exception as to the scope of such audit. If we were to default under any covenants, we could pursue an amendment or waiver with our current lenders, but there can be no assurance that lenders would grant an amendment or waiver.

The August 2014 Debt Instruments restrict our operations.

The August 2014 Debt Instruments contain, and our future debt agreements may contain, covenants that may restrict our ability to engage in activities that may be in our long‑term best interest, including financing future operations or capital needs or engaging in other business activities. The Credit Agreement, the First and Second Lien Term Loans and Third Lien Notes restrict, among other things, our ability and the ability of our subsidiaries to:

•	incur additional debt other than permitted additional debt;

•	pay dividends or distributions on our capital stock;

•	purchase, redeem or retire capital stock or warrants to purchase capital stock other than to satisfy ESOP repurchase obligations;

•	prepay or repurchase certain debt, including the Third‑Lien Notes;

•	pay certain amounts required under our equity‑based and incentive compensation plans;

•	spend amounts on capital assets;

•	make acquisitions and investments other than permitted acquisitions and permitted investments;

•	issue or sell preferred stock of subsidiaries;

•	create liens on our assets;

•	enter into certain transactions with affiliates;

•	merge or consolidate with another company; or

•	transfer or sell assets outside the ordinary course of business.

The Credit Agreement and the First and Second Lien Term Loans and Third Lien Notes and related indentures include negative, affirmative and financial covenants that are in some cases more restrictive than our former debt covenants were.

From time to time we may require consents or waivers from our lenders or note holders to permit actions prohibited by one or more of the August 2014 Debt Instruments. If, in the future, lenders or note holders refuse to waive restrictive covenants and/or financial level requirements, we could be in default. We could be prohibited from undertaking actions necessary or desirable to maintain or expand our business. There is no guarantee we will be able to obtain additional consents or waivers from our lenders or note holders.

The restrictions set forth in our Series A Preferred Stock limit our operations.

Our Series A Preferred Stock contains a number of restrictions in our ability to engage in activities absent the consent of the holders of a majority of the Series A Preferred Stock (which is currently ASOF), including, among other things, our ability to do the following:

•	change the nature of our business;

•	amend our charter, by laws or other organizational documents or those of our Subsidiaries;

•	approve our annual budget;

•	create liens on our assets;

•	transfer or sell assets outside the ordinary course of our business;

•	make any acquisitions and investments other than in the ordinary course of our business;

•	enter into or amend any transaction with affiliates;

•	merge or consolidate with another company;

•	make or pay any dividends or other distributions on account of our common stock (other than ESOP distributions and those permitted under our new Stockholders’ Agreement);

•	authorize certain capital expenditures;

•	make optional prepayments on certain of our debt;

•	incur additional debt other than certain permitted debt; and

•	amend our ESOP.

From time to time we may require consents from the holders of a majority of the Series A Preferred Stock to permit actions that require their affirmative consent. If, in the future, the holders refuse to grant requested consent, we could be prohibited from undertaking actions necessary or desirable to maintain or expand our business. There is no guarantee we will be able to obtain consents from the holders of the Series A Preferred Stock.

As the holder of 78.6% of the Series A Preferred Stock, ASOF has the right to appoint a majority of the members of our board of directors and possesses voting control over all matters that require stockholder approval.

All shares of the Series A Preferred Stock are held by the Supporting Noteholders and ASOF owns approximately 78.6% of the Series A Preferred Stock. As a result, ASOF has the right to appoint a majority of the members of our board of directors, possesses voting control over all matters that require stockholder approval and controls decisions regarding consenting to certain specified actions. As of the date of this Annual Report on Form 10-K, ASOF has appointed two members of our board of directors, Lawrence A. First and Daniel H. Clare, both of whom are affiliated with ASOF.

Despite our current debt levels, we and our subsidiaries may still be able to incur more debt. This could further increase risks associated with our substantial leverage.

Following the Refinancing Transactions, we have the ability to incur additional debt, subject to limitations imposed by covenants in the Debt Instruments and the Series A Preferred Stock. These agreements do not completely prohibit us from incurring additional debt. The more we borrow, the more we, and in turn our security holders, become exposed to the risks described above. We have incurred a significant amount of debt and our debt load may limit our financial and operational flexibility which could prevent us from fulfilling our obligations under our debt agreements. See Note 11-“Long‑Term Debt” in the Notes to the Audited Financial Statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Discussion of Debt Structure” for additional information.

Risks Related to our Warrants and Common Stock

Future issuances of equity securities, or securities convertible into common stock, including warrants, issued in connection with a refinancing of our indebtedness, will dilute existing ESOP participants’ beneficial ownership interest in our common stock and could decrease the price of our common stock.

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

In the Refinancing Transactions we issued penny warrants to purchase 40.0% of our common stock that include anti-dilution protections that could materially dilute the ownership interests of the participants in our ESOP and holders of existing common stock warrants.

Future issuances of our common stock to the ESOP may have a dilutive effect on the beneficial ownership interests of existing participants in the Alion KSOP and could further decrease the price of our common stock.

Issuances of our common stock to the ESOP for employer 401(k) matching and profit sharing contributions will have a dilutive effect on the ownership interests of existing participants in the Alion KSOP and could decrease the price of our common stock. To the extent our stock price declines further, dilution would be greater, as we will be required to issue more shares to satisfy our obligations to the ESOP. The redemption value of our stock has declined over the past four valuations and recently declined from $8.10 as of September 30, 2013 to $2.45 as of August 2014 and September 30, 2014.

The value of our common stock is not based on trading activity in a well-established market. We could conclude a transaction at a stock price that differs from the value of a share of Alion common stock as most recently determined by the ESOP Trustee.

As of each September 30 valuation date, the ESOP Trustee receives a valuation report from an independent third party valuation firm. The ESOP Trustee uses the information in the valuation report to determine the price at which the ESOP Trust is willing to buy or sell shares of Alion common stock. The independent third party valuation firm uses various valuation methodologies in assisting the ESOP Trustee to determine the redemption value of a share of Alion common stock. It is possible that we could conclude a transaction with a third party, such as an investment, a merger, a sale of substantially all of our assets, or a change of control transaction, at a stock price that differs from the value ascribed to a share of Alion common stock as of its most recent prior valuation.

If we were to engage in such a transaction, the price per share for Alion common stock in that transaction could be less than the most recent redemption price per share for transactions with the ESOP Trust. There can be no assurance that, with respect to future valuations, the valuation firm, or any other financial adviser that the ESOP Trustee might choose, would utilize the same processes or methodologies in future valuations of our common stock or that such advisor(s) would reach conclusions similar to those contained in the most recent valuation report.

There is no established trading market for warrants Alion has issued.

None of our common stock or warrants has a trading market and we cannot assure you that an active trading market will develop. The inability to trade our common stock or warrants may adversely affect their value. We do not intend to apply to list our common stock or warrants on any securities exchange. If no active trading market develops, you may not be able to resell our common stock or warrants at their fair market value or at all. Your lenders may be reluctant to accept common stock or warrants as collateral for loans.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties

Our headquarters in McLean, Virginia consists of 23,823 square feet of leased office space. We also lease approximately 64 additional office facilities totaling 859,713 square feet. Our largest offices are located in Washington, DC; Fairfax, Alexandria, Vienna, Arlington, Norfolk, Portsmouth, and Newport News, Virginia; Pittsburgh and West Conshohocken, Pennsylvania; Huntsville, Alabama; New London, Connecticut; Annapolis, Annapolis Junction and Lanham, Maryland; Orlando, Florida; Rome, New York; Pascagoula, Mississippi; Fairborn, Ohio; Mt. Clemens, Michigan; Boulder, Colorado; Durham, North Carolina; Bath, Maine; San Diego, California; Albuquerque, New Mexico; and Burr Ridge, Illinois. We lease 18 facilities that contain laboratory space totaling approximately 103,867 square feet, for contract-related research. Our largest laboratories are located in Durham, North Carolina; Chicago and Geneva, Illinois; Annapolis Junction and Lanham, Maryland; West Conshohocken, Pennsylvania;Warren, Michigan and Louisville, Colorado. Lease terms vary in length from one to twelve years, and are generally at market rates.

Aggregate average monthly base rental expense for fiscal 2014, 2013 and 2012 was approximately $1.9 million, $1.8 million and $1.7 million, respectively. We periodically enter into other lease agreements that are, in most cases, directly chargeable to current contracts. Lease obligations are usually either covered by currently available contract funds or cancelable upon termination of the related contracts. We consider our leased space to be adequate for our current and our reasonable anticipated future operations. If sequestration further adversely affects the Company, we may find we have excess leased space. We cannot ensure that if we have excess capacity we will be able to sublease a portion of or assign our leases on terms and conditions favorable to us or at all.

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

Holders

As of September 30, 2014, the ESOP Trust held 99.96% of our outstanding common stock. The ESOP Trustee is independent of Alion and its management. Consistent with its fiduciary responsibilities, the ESOP Trustee retains an independent third party valuation firm to assist it in determining the redemption value (share price) at which the Trustee may acquire or dispose of investments in Alion common stock. The last valuation was performed as of September 30, 2014.

Alion’s transactions with the ESOP Trust during the past two years were based on the share prices and dates set out below. The Company did not sell any shares to the ESOP Trust in September 2014.

Valuation Date	Share Price

September 30, 2014	$2.45
August 20, 2014	$2.45
September 30, 2013	$8.10
March 31, 2013	$16.25

Dividends

Alion has never declared any cash dividends. We do not expect to pay any dividends in the future, and the terms of our existing debt instruments limit our ability to do so. Although we do not expect to become profitable for the foreseeable future, we currently intend to retain future earnings, if any, to use in operating our business. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend on our operating results, our financial condition, contractual restrictions, applicable law and other factors our Board of Directors determines to be relevant.

Item 6. Selected Financial Data

The following table presents selected historical consolidated financial data for Alion for each of the last five fiscal years through September 30, 2014. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes in this annual report. We derived our consolidated operating data for the years ended September 30, 2014, 2013 and 2012 and our September 2014 and 2013 consolidated balance sheet data from our audited consolidated financial statements included in this annual report. We derived our consolidated operating data for the years ended September 30, 2011 and 2010 and our September 2012, 2011 and 2010 consolidated balance sheet data from our consolidated financial statements not included in this annual report. Our historical consolidated financial information may not be indicative of our future performance.

	Alion Science and Technology Corporation Selected Financial Data Fiscal Years Ended September 30,
	2014	2013	2012	2011	2010
	(In thousands)
Consolidated Operating Data:
Contract revenue	$804,809	$848,972	$817,204	$787,314	$833,988
Direct contract expense	629,311	669,504	632,831	603,481	638,000
Total operating expense	129,220	137,267	143,935	148,340	157,068
Operating income	46,278	42,201	40,438	35,493	38,920
Interest expense (a)	(81,662)	(75,700)	(74,934)	(73,919)	(67,613)
Net loss	$(43,996)	$(36,592)	$(41,447)	$(44,384)	$(15,232)
Basic and diluted loss per share	$(0.01)	$(5.39)	$(6.74)	$(7.83)	$(2.81)
Basic and diluted weighted-average common shares outstanding	7,952,248	6,787,660	6,148,438	5,671,977	5,427,979
Consolidated Balance Sheet
Data at End of Period:
Net accounts receivable	$171,495	$172,604	$175,293	$180,364	$174,032
Total assets	604,269	624,626	635,296	644,888	646,302
Working capital	1,412	42,569	51,594	46,596	59,796
Current portion of long-term debt and interest (b)	44,597	17,758	17,658	17,392	17,217
Long-term debt, excluding current portion (b)	527,407	556,118	549,425	533,067	521,957
Common stock warrant, second lien term loans and third lien notes	6,518	—	—	—	—
Redeemable common stock	32,120	61,895	110,740	126,560	150,792
Series A preferred stock	2,339	—	—	—	—
Common stock warrants, secured notes	20,785	20,785	20,785	20,785	20,785
Accumulated deficit	(253,475)	(252,050)	(272,433)	(258,125)	(246,270)
Other Data:
Depreciation and amortization	$4,794	$7,363	$11,741	$11,409	$16,777
Cash flows provided by (used in):
Operating activities	$(23,277)	$10,783	$12,681	$5,721	$2,396
Investing activities	414	(1,869)	(2,731)	(6,291)	(2,147)
Financing activities	7,982	(10,528)	(3,541)	(5,307)	15,261

(a)
Interest expense includes interest payable in cash, non-cash expenses for amortizing original issue discount and debt issue costs, and interest accrued for paid-in-kind (PIK) notes to be issued in lieu of cash interest.

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

Overview

With a 75-year legacy, we are an experienced technology solutions company delivering scientific, research and development, engineering and technology expertise and operational support primarily to the DoD, and other U.S. government agencies, and commercial customers. Based in McLean, Virginia, we design, develop, integrate, deliver, maintain and upgrade science and technology solutions, products and tools for national defense, homeland security and other U.S. government programs and to a lesser degree, commercial customers. For example, we design and engineer complete naval vessels and components for naval vessels for the U.S. Navy; we manage and support the implementation of major U.S. Air Force programs by providing financial, procurement and logistics services; we develop and conduct battle simulations for the U.S. Army to prepare soldiers for combat environments; and we assist the DoD in managing the use of the wireless communications spectrum to optimize the efficient transmission of sensitive data. We also provide research and development and engineering support for the DoD and the U.S. Department of Energy and other power generators.

We provide scientific, research and development, technical expertise, and operational support to a diverse group of U.S. government customers. We serve customers in all branches of the U.S. military, a number of Cabinet-level U.S. government agencies, the White House and, to a lesser degree, state and non-U.S. governments. As of September 30, 2014 we had more than 200 distinct customers, including Cabinet-level government departments and agencies and state and foreign governments. As of September 30, 2014, we had approximately 310 DoD stand-alone contracts and delivery/task orders with the U.S. Navy, U.S. Army and U.S. Air Force, the Defense Information Systems Agency, the Defense Advanced Research Projects Agency and others representing approximately 93.7% of our revenue for fiscal 2014. Other federal civilian agencies and departments accounted for 3.7% of our revenue for fiscal 2014, including the National Institute of Environmental Health Sciences, the U.S. Department of Energy and the Environmental Protection Agency. Commercial, state and local governments and international customers accounted for the remaining 2.6% of our revenue for fiscal 2014.

We deliver solutions in the following three core business areas:

•	Naval Architecture and Marine Engineering;

•	Systems Analysis, Design and Engineering; and

•	Modeling, Simulation, Training and Analysis.

Substantially all of our outstanding common stock is owned by the ESOP Trust. There is no established public trading market for our common stock. Consistent with its fiduciary responsibilities, the ESOP Trustee, retains an independent third party valuation firm to assist it in determining the fair market value of our common stock at which the ESOP Trustee may acquire or dispose of investments in our common stock. To assist the ESOP Trustee in determining the fair market value of our common stock, the ESOP Trustee considers such valuation report and its knowledge of our business and the market.

We have had a net loss every year since our inception in December 2002. We expect to incur losses for the foreseeable future. We are a highly leveraged company. Our historic cash interest expense and increasing principal indebtedness through PIK interest on existing debt and future deferred income tax expense are among the most significant factors contributing to our historic net losses and are projected to be among the most significant factors contributing to our estimated future net losses. After we concluded the Refinancing Transactions, Moody's raised our corporate family credit rating to Caal from Caa2 and Standard & Poor's raised our corporate credit rating to B-1 from CC.

We are not exempt from federal government funding and budgetary constraints. Our customers may face constraints on their ability to add funding, or maintain current funding levels to existing contracts and to execute new contracts. As with others in the defense contracting sector, there may be the possibility of significant funding reductions on a number of our contracts and programs.

We have experienced funding delays on several of our programs which has materially adversely affected those programs, which we describe below in our Results of Operations section of this report. Our future financial performance could be materially adversely affected by the risk factors we have identified under "Risk Factors-Risks Related to our Business and Operations elsewhere in this report. Any one of more of these risks could reduce our future revenue and operating income below current or prior year levels and have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to satisfy our financial obligations.

Results of Operations

Year Ended September 30, 2014 Compared to Year Ended September 30, 2013

Despite a challenging U.S. federal government defense market, the Company continues to win new contracts and execute on its existing base of business. Fiscal 2014 year-end revenues decreased 5.2% over fiscal 2013 year-end revenue however, fiscal 2014 operating income increased by 9.7% as compared to fiscal 2013.

The decline in revenue was driven by a number of factors including reductions in defense spending, sequestration, the U.S. Federal Government shutdown and delays in new awards and funding on our existing contracts. Notwithstanding these over-arching market issues, the Company ended fiscal 2014 with the largest funded backlog in the Company’s history and fourth quarter fiscal 2014 revenues that posted an 8.2% increase over fourth quarter fiscal 2013.

The increase in our fiscal 2014 operating income of 9.7% was primarily driven by the Company’s focus to improve contract execution and performance, which produced an increase in contract profitability. In addition, company initiatives to drive efficiencies throughout the business and have reduced overhead expenses by approximately $5.1 million and general and administrative expense reductions of $1.8 million in fiscal 2014 as compared to fiscal 2013.

In fiscal 2014 the Company’s net loss grew by 20.2% as compared to fiscal 2013 as increases in interest expense and costs related to refinancing our debt out-paced our improvements in operating income.

Risks related to sequestration, budget reductions, the 2013 government shutdown and other market factors disclosed in this Annual Report on Form 10-K have affected the revenue growth we have experienced in fiscal 2013. In the future these factors could have a material, adverse effect on our business, financial condition, results of operations and cash flows.

	Fiscal Years Ended September 30,
	2014	2013
	(In thousands)
Revenue	$804,809	$848,972
Net loss	$(43,996)	$(36,592)

Revenue

Fiscal 2014 revenue was $804.8 million, down $44.2 million (5.2%) as compared to fiscal 2013 results. This decline was driven primarily by a $37.2 million overall decrease in Department of Defense fiscal 2014 revenue due to funding and award delays. These funding and award delays drove declines of $21.9 million (6.4%)  in our fiscal 2014 Naval Architecture and Marine Engineering revenue which led to a $6.7 million (1.5%) decline in our fiscal 2014 U.S. Navy revenue. In addition, our Modeling, Simulation, Training and Analysis decreased $20.6 million (9.4%) as we realized lower revenues with our U.S. Army and U.S. Air Force customers. The Systems Analysis, Design and Engineering core business area also decreased $1.7 million (0.6%) compared to fiscal 2013 due to funding and new award delays.

The $5.4 million revenue decrease from our commercial and international customers in fiscal 2014 over fiscal 2013 is related to the completed naval architecture and marine engineering work in India. In addition, we also completed several high-end nuclear engineering projects at several international nuclear power plants which also contributed to the decrease in our Commercial and International revenue. Fiscal 2014 other federal agencies revenue also declined $1.6 million compared to fiscal 2013 as tasking in our high-end consulting revenue has decreased due to Federal Government budgetary pressures.

Sources of Revenue

The U.S. government continues to be our principal customer. For fiscal years 2014 and 2013, U.S. government contracts accounted for more than 96% of our revenue, with approximately 94% of our revenue derived from Department of Defense contracts. The U.S. Navy is our largest single customer, generating more than 50% of our revenue each of the last two fiscal years. Certain annual revenues for fiscal years 2014 and 2013 disclosed below differ from amounts previously disclosed due to customers re-defining individual contracts, task orders and programs. While this re-classification may shift reported revenue from one classification to another, our total revenue for the period remains unchanged. The table below summarizes our revenue by principal customer for fiscal years 2014 and 2013.

	Fiscal Years Ended September 30,
Revenue by Customer	2014		2013
	(In millions)
U.S. Air Force	$123.8	15.4%	136.4	16.1%
U.S. Army	122.1	15.2%	152.7	18.0%
U.S. Navy	444.9	55.3%	451.6	53.2%
Other Department of Defense Customers	62.9	7.8%	50.2	5.9%
Sub–total Department of Defense Customers	$753.7	93.7%	$790.9	93.2%
Other Federal Agencies	29.8	3.7%	31.4	3.7%
Sub-total U.S. government customers	$783.5	97.4%	$822.3	96.9%
Commercial and International customers	21.3	2.6%	26.7	3.1%
Total Revenue	$804.8	100.0%	$849.0	100.0%

We provide professional engineering, program management and information technology services and scientific expertise in a range of specialized core business areas. Our core business areas closely align our services with the demands of the marketplace. We expect our internal resource allocations and cost reductions will improve our efficiency and enhance our ability to provide cost-effective customer solutions. Factors reducing our Naval Architecture and Marine Engineering, Modeling, Simulation, Training and Analysis and Systems Analysis, Design and Engineering core business area revenue are noted in the Revenue section above. The table below summarizes our revenue by core business area for fiscal years 2014 and 2013.

	Fiscal Years Ended September 30,
Core Business Area Revenue	2014		2013
	(In millions)
Naval Architecture and Marine Engineering	$321.9	40.0%	$343.8	40.5%
Systems Analysis, Design and Engineering	284.2	35.3%	285.9	33.7%
Modeling, Simulation, Training and Analysis	198.7	24.7%	219.3	25.8%
Total Revenue	$804.8	100.0%	$849.0	100.0%

Cost-reimbursement contract revenue decreased $39.1 million (5.4%) in fiscal 2014 versus fiscal 2013 and represented 85.0% of fiscal 2014 revenue. Customers, including the Naval Sea Systems Command and the Defense Technical Information Center continued to issue this type of tasking on our IDIQ contract vehicles. Fiscal 2014, fixed price contract revenue was down $15.4 million to 7.3% of annual revenue as compared to fiscal 2013 due, in part, to a decline in our Naval Architecture and Marine Engineering international work and our high-end nuclear engineering and consulting services contracts. Fiscal 2014 time and material contract revenue was up $10.3 million to 7.7% of annual revenue as compared to fiscal 2013. The increase in time and material contract revenue is due, in part, to growth in several core business areas in our U.S. defense and civilian agencies customer base. The table below summarizes our revenue by contract billing type for the fiscal years 2014 and 2013.

	Fiscal Years Ended September 30,
Revenue by Contract Billing Type	2014		2013
	(In millions)
Cost Reimbursable contracts	$684.0	85.0%	$723.1	85.2%
Fixed Price contracts	59.2	7.3%	74.6	8.8%
Time and Material contracts	61.6	7.7%	51.3	6.0%
Total Revenue	$804.8	100.0%	$849.0	100.0%

In fiscal 2014, our prime contract revenue decreased by $55.2 million, a 7.3% decrease compared to fiscal 2013. This decline was attributed to delays in new awards and funding on existing programs. Revenue from our work as a subcontractor to other prime contractors was up $11.0 million or 12.0% in fiscal 2014 compared to fiscal 2013. Alion continues to look to increase its presence as a prime contractor on larger, more complex programs where we deliver services to customers by deploying our own staff and by managing the efforts of other contractors.

The table below summarizes our prime and subcontract revenue for fiscal years 2014 and 2013.

	Fiscal Years Ended September 30,
Prime and Subcontract Revenue	2014		2013
	(In millions)
Prime contracts	$702.4	87.3%	$757.6	89.2%
Subcontracts from other companies	102.4	12.7%	91.4	10.8%
Total Revenue	$804.8	100.0%	$849.0	100.0%

The trend by our customers to access our services through IDIQ contract vehicles continued in fiscal 2014. Our customers used our Weapons System Information Analysis Center and Seaport-E contracts as well as other IDIQ contract vehicles to obtain Alion’s services. Fiscal 2014, IDIQ contract revenue decreased by 5.3% compared to fiscal 2013. This decline was attributed, in part, to delays in new task orders awards and funding on existing task orders. The table below summarizes our revenue by contract vehicle type for fiscal years 2014 and 2013.

	Fiscal Years Ended September 30,
Contract Vehicles	2014		2013
	(In millions)
IDIQ Contracts	$526.7	65.4%	$555.9	65.5%
Individual contracts	278.1	34.6%	293.1	34.5%
Total Revenue	$804.8	100.0%	$849.0	100.0%

Selected Financial Information

The table below summarizes our fiscal 2014 and 2013 revenue and income from operations. Fiscal 2014 full year revenue decreased by $44.2 million and total operating expenses declined by $8.0 million compared to fiscal 2013. The Company benefited from continuing efforts to reduce our cost structure by trimming overhead expenses, general and administrative costs. Our declining contract amortization charges also contributed to the lower fiscal 2014 operating expense. Costs associated with the Company’s refinancing efforts eroded the cost reductions in our general and administrative expenses. The table below presents selected comparative financial information for fiscal years ended September 30, 2014 and 2013. Our discussion and analysis refers to financial information in this table and to Alion’s consolidated financial statements in this Annual Report on Form 10-K.

Selected Financial Information	Fiscal Years Ended September 30,
	2014		2013
		% Revenue		% Revenue
	(In thousands)
Total contract revenue	$804,809		$848,972
Total direct contract costs	629,311	78.2%	669,504	78.9%
Direct labor costs	245,068	30.5%	248,934	29.3%
Material and subcontract costs	362,408	45.0%	402,171	47.4%
Other direct costs	21,835	2.7%	18,399	2.2%
Gross profit	175,498	21.8%	179,468	21.1%
Total operating expense	129,220	16.1%	137,267	16.2%
Major components of operating expense:
Overhead and G&A expenses	92,256	11.5%	99,381	11.7%
Rental and occupancy expense	32,176	4.0%	30,538	3.6%
Depreciation and amortization	4,788	0.6%	7,348	0.9%
Operating income	46,278	5.8%	42,201	5.0%

Direct Contract Expense and Gross Profit.

Fiscal 2014 direct contract costs were down $40.2 million (6.0%) compared to fiscal 2013, which is in line with lower revenue. As compared to fiscal 2013, fiscal 2014 direct labor costs decreased $3.9 million (1.6%) and third-party costs for materials and subcontracts decreased by $39.8 million (9.9%). Direct labor and Material and subcontract costs decreased, in part, as a result of sequestration, the Congressional continuing resolution and the U.S. federal government shutdown at the beginning of fiscal 2014. Fiscal 2014 other direct costs increased by $3.4 million (18.7%) over fiscal 2013 as the Company required more non-labor goods and travel related costs to service our customers.

Gross profit was down by $4.0 million this year as compared to fiscal 2013 due to the decline in revenue. Our fiscal 2014 gross profit margins increased to 21.8% of revenue as compared to 21.1% of revenue in fiscal 2013. The increase in gross margins, was due, in part, to the Company’s focus to improve contract execution and performance, which produced an increase in contract profitability.

Operating and General and Administrative Expenses.

Fiscal 2014 operating expenses were $8.0 million lower than they were in fiscal 2013. Fiscal 2014, overhead and G&A expenses decreased approximately $7.2 million compared to fiscal 2013 due to ongoing cost reductions and cost avoidance measures. Fiscal 2014 occupancy costs were up $1.6 million over fiscal 2013 due, in part, to opening new office facilities to better serve our new and existing customers. Fiscal 2014 depreciation and amortization expense declined $2.6 million compared to fiscal 2013. Amortization charges for contracts from our 2005 JJMA acquisition continue to decrease over time. Operating expenses continue to trend downward as they have since fiscal 2013.

Operating Income.

Fiscal 2014 operating income rose to $46.3 million for the year, which was a $4.1 million (9.7%) increase over $42.2 million in fiscal 2013. Fiscal 2014 higher operating income was due, in part, to the Company’s focus to improve contract execution and performance, which produced an increase in contract profitability, as well as reductions in overhead and core general and administrative costs. Fiscal 2014 operating income margin was 5.8% up from 5.0% in fiscal 2013.

Other Expense.

Fiscal 2014, total interest expense was approximately $6.0 million higher than fiscal 2013. This increase was a result of our Refinancing Transaction, interest expense on our revolver increased while interest on our Secured and Unsecured notes declined modestly because we retired most of the interest-bearing principal prior to fiscal 2014 year end. Interest expense for our new debt instruments issued in August 2014 also contributed to the increase in total interest expense in fiscal 2014 as compared to fiscal 2013.

	Interest Expense Fiscal Years Ended September 30,
	2014	2013
	(In thousands)
Cash Pay Interest
Revolver	$1,866	$887
First lien term loan, Tranche A	1,051	—
First lien term loan, Tranche B	2,299	—
Third lien note	1,386	—
Secured Notes	32,111	32,761
Unsecured Notes	21,504	24,861
Other cash pay interest and fees	102	69
Sub-total cash pay interest	60,319	58,578
Deferred and Non-cash Interest
Secured Notes PIK interest	6,423	6,551
Second lien term loan	1,191	—
Third lien note	2,457	—
Debt issue costs and other non-cash items	11,272	10,571
Sub-total non-cash interest	21,343	17,122
Total interest expense	$81,662	$75,700

Debt Extinguishment and Fair Value Adjustment.

In August 2014, we refinanced our existing debt and recognized a loss of $11.5 million. We extinguished our Secured Notes and exchanged new Third Lien Notes for approximately 90% of our Unsecured Notes. We paid $3.2 million to Unsecured Note holders who participated in the exchange or sold their notes at a discount. We paid ASOF and Phoenix $7.1 million to facilitate the Refinancing Transactions. We recognized a $1.1 million gain for the notes we repurchased. We recognized a loss of $2.1 million in unamortized debt issue costs. In September 2014, we recognized a $9.9 million benefit from the decline in value of the Penny Warrants we issued in the Refinancing Transactions.

Income Tax Expense.

We recognized $7.0 million in income tax expense both fiscal 2014 and fiscal 2013. In fiscal 2014, our deferred tax assets increased by $21.4 million as compared to fiscal 2013. Changes in deferred tax assets which reduce income tax expense were entirely offset by corresponding increases in valuation allowances. Our fiscal 2014 and 2013 income tax expense came almost exclusively from recognizing changes in our deferred tax liability arising from amortizing tax-deductible goodwill.

Net Loss.

The Company posted a net loss of $44.0 million in fiscal 2014 which was a $7.4 million increase over fiscal 2013. Revenue, gross profit and operating expense were all lower while operating income was higher in fiscal 2014 as compared to fiscal 2013. In addition, increased levels of interest expense in fiscal 2014 versus fiscal 2013 led to an increase to our fiscal 2014 net loss.

Results of Operations

Year ended September 30, 2013 Compared to Year ended September 30, 2012

Despite a challenging U.S. federal government defense market, the Company continued to win new contracts and execute on its existing base of business. Fiscal 2013 year-end revenues increased 3.9% over fiscal 2012, and our fiscal 2013 operating income increased by 4.4% compared to fiscal 2012.

Fiscal 2013 revenue increases of 3.9% over fiscal 2012 were attributed to growth of our existing base of business with the U.S. Army and other Department of Defense customers related to our Systems Analysis, Design and Engineering core business area.

Increases in fiscal 2013 operating income of 4.4% as compared to fiscal 2012 were impacted by Company initiatives that drove efficiencies throughout the business and reduced overhead expenses by approximately $2.5 million and occupancy costs by $548 thousand as compared to fiscal 2012. Contract amortization charges also declined in fiscal 2013 versus fiscal 2012. Refinancing related expenses off-set other cost reductions in our general and administrative costs and drove an overall increase of $698 thousand in fiscal 2013 compared to fiscal 2012.

The reduction of our fiscal 2013 net loss as compared to fiscal 2012 was due, in part, to the increase in our fiscal 2013 operating income and a fiscal 2013 gain related to the extinguishment of debt.

	Fiscal Years Ended September 30,
	2013	2012
	(In thousands)
Revenue	$848,972	$817,204
Net loss	$(36,592)	$(41,447)

Revenue

Fiscal 2013 revenue was $849.0 million, up $31.8 million (3.9%) over fiscal 2012 results. The Systems Analysis, Design and Engineering core business area provided support for new and existing customers and drove a $35.3 million (4.7%) overall increase in Department of Defense fiscal 2013 revenue. Fiscal 2013 growth was driven primarily by our work in the Systems Analysis, Design and Engineering core business area, which increased $71.9 million (33.6%) compared to fiscal 2012. Reductions in the Modeling, Simulation, Training and Analysis from fiscal 2012 to fiscal 2013 totaling $29.3 million (11.8%) were due, in part to award and funding delays, as well as sequestration related reductions in our customers’ training and travel budgets. Funding delays and reductions related to sequestration and budget reductions led to a $10.8 million (3.0%) decline in our fiscal 2013 Naval Architecture and Marine Engineering revenue. Fiscal 2013 other federal agencies revenue also declined $11.8 million compared to fiscal 2012 as tasking in our high-end consulting revenue has decreased due to Federal Government budgetary pressures.

The $8.3 million revenue increase from our commercial and international customers in fiscal 2013 over fiscal 2012 is related to the Naval Architecture and Marine Engineering work we are performing in India as well as our nuclear engineering work at several international nuclear power plants also contributed to the increase from our Commercial and International revenue.

Sources of Revenue

The U.S. government continued to be our principal customer. For fiscal 2013 and 2012, U.S. government contracts accounted for more than 96% of our revenue, with approximately 92% of our revenue derived from Department of Defense contracts. The U.S. Navy is our largest single customer, generating more than 53% of our revenue in each of fiscal 2013 and 2012. Certain annual revenue for the fiscal years ended 2013 and 2012 disclosed below differs from amounts previously disclosed due to customers re-defining individual contracts, task orders and programs. While this re-classification may shift reported revenue from one classification to another, our total revenue for the period remains unchanged. The table below summarizes our revenue by principal customer for each of the past two fiscal years.

	Fiscal Years Ended September 30,
Revenue by Customer	2013		2012
	(In millions)
U.S. Air Force	$136.4	16.1%	$138.4	16.9%
U.S. Army	152.7	18.0%	119.9	14.7%
U.S. Navy	451.6	53.2%	450.9	55.1%
Other Department of Defense Customers	50.2	5.9%	46.4	5.7%
Sub–total Department of Defense Customers	$790.9	93.2%	$755.6	92.4%
Other Federal Agencies	31.4	3.7%	43.2	5.3%
Sub-total U.S. government customers	$822.3	96.9%	$798.8	97.7%
Commercial and International customers	26.7	3.1%	18.4	2.3%
Total Revenue	$849.0	100.0%	$817.2	100.0%

We provided professional engineering, program management and information technology services and scientific expertise in a range of specialized core business areas. Our business areas closely align our services with the demands of the marketplace. As expected our internal resource allocations and cost reductions will improve our efficiency and enhance our ability to provide cost-effective customer solutions. Factors that impacted our core business revenue are noted in the Revenue section above. The table below summarizes our revenue by core business area for fiscal 2013 and 2012.

	Fiscal Years Ended September 30,
Core Business Area Revenue	2013		2012
	(In millions)
Naval Architecture and Marine Engineering	$343.8	40.5%	$354.6	43.4%
Systems Analysis, Design and Engineering	285.9	33.7%	214.0	26.2%
Modeling, Simulation, Training and Analysis	219.3	25.8%	248.6	30.4%
Total Revenue	$849.0	100.0%	$817.2	100.0%

Cost-reimbursement contract revenue increased $47.8 million (7.1%) in fiscal 2013 versus fiscal 2012 and represented 85.2% of fiscal 2013 revenue. Customers, including the Naval Sea Systems Command and the Defense Technical Information Center continued to issue this type of tasking on our IDIQ contract vehicles. Fiscal 2013 fixed price contract revenue was up $10.4 million to 8.8% of annual revenue as compared to fiscal 2012 from expanded international work in Naval Architecture and Marine Engineering work and high-end nuclear engineering services contracts. Fiscal 2013 time and material contract revenue fell $26.4 million to 6.0% of annual revenue as compared to fiscal 2012, as this reduction in Time and Material contract revenue occurred due to the reduction of our Commercial work within the Washington Consulting group. The table below summarizes our revenue by contract billing type for the past two fiscal years.

	Fiscal Years Ended September 30,
Revenue by Contract Billing Type	2013		2012
	(In millions)
Cost Reimbursable contracts	$723.1	85.2%	$675.3	82.6%
Fixed Price contracts	74.6	8.8%	64.2	7.9%
Time and Material contracts	51.3	6.0%	77.7	9.5%
Total Revenue	$849.0	100.0%	$817.2	100.0%

In fiscal 2013, our prime contract revenue grew by $58.5 million, an 8.4% increase compared to fiscal 2012. Revenue from our work as a subcontractor to other prime contractors was down $26.7 million or 22.6% in fiscal 2013 compared to fiscal 2012. Alion continued to increase its presence as a prime contractor on larger, more complex programs where we deliver services to customers by deploying our own staff and by managing the efforts of other contractors. Fiscal 2013 prime contract revenue also grew as of a result of increased material procurement activity to support a number of Department of Defense customers that utilized our agile engineering and rapid prototyping support services within our Systems Analysis, Design and Engineering Core Business Area.

Costs for companies that work for us on our prime contracts and costs for materials often generate lower contract fee percentages, which in turn, place downward pressure on our gross margins. The table below summarizes our prime and subcontract revenue for fiscal years 2013 and 2012.

	Fiscal Years Ended September 30,
Prime and Subcontract Revenue	2013		2012
	(In millions)
Prime contracts	$757.6	89.2%	$699.1	85.5%
Subcontracts from other companies	91.4	10.8%	118.1	14.5%
Total Revenue	$849.0	100.0%	$817.2	100.0%

The trend by our customers to use our services through IDIQ contract vehicles continued in fiscal 2013. IDIQ contract revenue increased by 11.2% compared to fiscal 2012. Our customers used our Weapons System Information Analysis Center and Seaport-E contracts as well as other IDIQ contract vehicles to obtain Alion’s services. The table below summarizes our revenue by contract vehicle type for the past two fiscal years.

	Fiscal Years Ended September 30,
Contract Vehicles	2013		2012
	(In millions)
IDIQ Contracts	$555.9	65.5%	$499.7	61.1%
Individual contracts and delivery orders	293.1	34.5%	317.5	38.9%
Total Revenue	$849.0	100.0%	$817.2	100.0%

The table below presents selected comparative financial information for fiscal years ended September 30, 2012 and 2011. Our discussion and analysis refers to financial information in this table and to Alion’s consolidated financial statements in this Annual Report on Form 10-K.

Selected Financial Information	Fiscal Years Ended September 30,
	2013		2012
		% Revenue		% Revenue
	(In thousands)
Total contract revenue	$848,972		$817,204
Total direct contract costs	669,504	78.9%	632,831	77.4%
Direct labor costs	248,934	29.3%	254,949	31.2%
Material and subcontract costs	402,171	47.4%	361,367	44.2%
Other direct costs	18,399	2.2%	16,515	2.0%
Gross profit	179,468	21.1%	184,373	22.6%
Total operating expense	137,267	16.2%	143,935	17.6%
Major components of operating expense:
Overhead and G&A expense	99,381	11.7%	101,133	12.4%
Rental and occupancy expense	30,538	3.6%	31,086	3.8%
Depreciation and amortization	7,348	0.9%	11,716	1.4%
Operating income	$42,201	5.0%	$40,438	4.9%

Direct Contract Expense and Gross Profit.

Direct contract costs increased by $36.7 million (5.8%) in fiscal 2013 compared to fiscal 2012 in line with higher fiscal 2013 revenue. Fiscal 2013 direct labor costs decreased $6.0 million (2.4%) year over year while third-party costs for materials and subcontracts grew by $40.8 million (11.3%) compared to fiscal 2012. The decrease in direct labor was driven by reduced level of effort on a number of our contracts. Fiscal 2013 increase in material and subcontractor costs are the result of Alion winning larger, more complex contracts as a prime contractor, that require us to hire and manage other contractors. Fiscal 2013 other direct costs increased by $1.9 million from fiscal 2012. Gross profit was down by $4.9 million in fiscal 2013. The decline in gross profit was due, in part, to the increase in material and subcontractor costs which typically garnered lower contract fees, coupled with the year over year decrease in Alion direct labor.

Operating and General and Administrative Expenses.

In fiscal 2013, operating expenses were $6.7 million lower than they were in fiscal 2012, declining by 1.4% to 16.2% of revenue. In fiscal 2013, the Company realized $2.5 million in overhead savings as a result of staffing reductions and other non-labor cost reductions and cost avoidance measures. Depreciation expense in fiscal 2013 was down $1.1 million compared to fiscal 2012 as Alion continued to utilize its fully-expensed assets without a charge to operations.

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

Offsetting some of the benefits from lower fiscal 2013 operating expenses, our general and administrative expenses were up year over year by approximately $698 thousand. This was primarily because of costs associated with Alion’s refinancing efforts.

Operating Income.

Operating income rose to $42.2 million for fiscal 2013, which was a 4.4% increase over fiscal 2012 $40.4 million. The increase in operating income was due, in part, to the increase in revenue as noted in the Sources of Revenue section above. Lower fiscal 2013 operating expenses as compared to fiscal 2012 were due to reductions in overhead and core general and administrative costs that propel the increase and offset lower gross profit margins. This operating income was 5.0% of revenue in fiscal 2013 up from 4.9% in fiscal 2012.

Other Expense.

Fiscal 2013 interest expense was stable compared to fiscal 2012. Secured Note interest was higher in fiscal 2013 because more interest-bearing PIK notes were outstanding. Fiscal 2013 Unsecured Note interest was lower because our outstanding principal was lower. Our fiscal 2013 revolver interest costs were higher as we accessed the revolver more frequently in fiscal 2013 and also had a higher balance of outstanding letters of credit. PIK interest and debt issue cost amortization was also higher in fiscal 2013 than fiscal 2012 because the principal balance increased.

	Interest Expense Fiscal Years Ended September 30,
	2013	2012
	(In thousands)
Cash Pay Interest
Revolver	$887	$793
Secured Notes	32,761	32,116
Unsecured Notes	24,861	25,112
Other cash pay interest and fees	69	69
Sub-total cash pay interest	58,578	58,090
Deferred and Non- cash Interest
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

Income Tax Expense.

We recognized $7.0 million in income tax expense both in fiscal 2013 and fiscal 2012. In fiscal 2013, our deferred tax assets increased by $18.6 million. Changes in deferred tax assets which reduce income tax expense were entirely offset by corresponding increases in valuation allowances. Our fiscal 2013 and 2012 income tax expense came almost exclusively from recognizing changes in our deferred tax liability arising from amortizing tax-deductible goodwill.

Net Loss.

The Company posted a net loss of $36.6 million in fiscal 2013 which was a $4.9 million improvement from fiscal 2012. Fiscal 2013 revenue, gross margin and operating income were all higher and operating expenses were lower in fiscal 2013. We benefited from a debt extinguishment gain in fiscal 2013, although continued high levels of interest expense partially offset these improvements.
Liquidity and Capital Resources

The Company is highly leveraged, before and after the refinancing completed in August 2014. As of September 30, 2014, the Company had approximately $629 million of long-term debt outstanding. Over the next year, the interest and principal payments due under our various debt agreements are approximately $43.5 million and $43.2 million, respectively. As of September 30, 2014, the Company has $17.3 million available on its revolving credit facility and has the ability to borrow an additional $6.5 million under that facility.

The Company's high level of debt could have adverse effects on its business and financial condition. Specifically, the Company's high level of debt could have important consequences, including the following:

•	making it more difficult for the Company to satisfy obligations including our repurchase obligations to ESOP participants;

•	limiting the Company's ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;

•	requiring a substantial portion of the Company's cash flows to be dedicated to debt service payments instead of other purposes;

•	increasing the Company's vulnerability to general adverse economic and industry conditions;

•	limiting the Company's ability to execute on its business plans and flexibility in planning for and reacting to changes in the industry in which the Company competes;

•	placing the Company at a disadvantage compared to other, less leveraged competitors; and

•	increasing the Company's cost of borrowing.

The Company's ability to continue as a going concern and make our scheduled payments depends on and is subject to its financial and operating performance, which in turn is affected by general economic, financial, competitive, business and other factors beyond the Company's control, including the availability of financing in the international banking and capital markets.

The Company has several initiatives designed to increase revenue and profitability through improvement in program execution, cost reductions and avoidance initiatives, improvements that will reduce the Company’s DSO, reductions in our unbilled receivables, and moving in to more profitable business sectors. There can be no assurance, however, that these actions will be successful. If we are unable to generate sufficient funds from operations or raise additional capital, there could be material adverse effects on our liquidity.

Although the Company is significantly leveraged, it expects that the current cash balances, liquidity from its revolver, deferring expenditures, reducing overhead, securing rent abatements, collecting approved award fees related to past periods and cash generated from operations will be sufficient to meet working capital, capital expenditure, debt service, and other cash needs for the next year; however, there can be no assurances that the Company will be able to generate sufficient cash flows to fund its operations and service its debt for the next year.

We use cash primarily to fund operations and service our debt. We had $10.7 million in cash and cash equivalents at September 30, 2014 and had $43 million outstanding under our $65 million revolving credit facility. We were also contingently liable under $3.9 million in outstanding letters of credit which reduced our borrowing capacity. After taking borrowing base limitations into account, the maximum available borrowing capacity under our credit facility at September 30, 2014 was $18.1 million. Our credit facility includes a provision that stipulates a cash dominion condition would occur if our borrowing availability falls below $13 million, including any letters of credit outstanding. A cash dominion condition would not limit the Company’s ability to access the full capacity of the credit facility, but rather require mandatory repayments if the drawn amount on the credit facility exceeds $52 million. In fiscal year 2014 the Company did not meet the conditions requiring cash dominion.

At September 30, 2014, we had approximately $631.7 million in outstanding current and noncurrent debt. Please see Note 11to our audited consolidated financial statements in Item 8 to this Annual Report on Form 10-K for detail about our debt instruments. In fiscal year 2015, we are required to make principal payments on Tranche A and Tranche B of our First Lien term loans and to repay $24.0 million in remaining Unsecured Notes. We are also obligated to pay cash interest on outstanding credit agreement balances and our First Lien term loan and Third Lien Notes.

The terms of the new Debt Instruments the Company negotiated in the Refinancing Transactions materially affected Alion’s short and long-term cash obligations and the Company’s interest expense. Current and future interest expense for Alion's Debt Instruments include interest payable in cash, PIK interest, amortization of debt issue costs, amortization of original issue discount and amortization of the fair value of warrants issued to lenders. Fluctuations in our cash flows and liquidity demands required by operations make it necessary for Alion to periodically access the revolving credit facility to meet cash demands.

Cash flows used in operating activities

	Fiscal Years Ended September 30,
	2014	2013
	(In thousands)
Net cash flow (used in) provided by operating activities	$(23,277)	$10,783

Our operating cash flows are primarily affected by our ability to invoice and collect from our clients in a timely manner, our ability to manage our vendor payments, and the overall profitability of our contracts. We bill most of our customers monthly after services are rendered. Some contracts permit us to bill our customers twice monthly. We used $13.2 million to fund our operations in fiscal 2014 compared to the $10.8 million we generated in fiscal 2013. The $24.0 million year over year change largely explains the revolving credit agreement draw when we closed our refinancing. Current year operating cash flows were affected by:

•increased interest payments
•timing of collecting receivables
•timing of vendor payments
•a higher net loss with lower non-cash expenses

We collected approximately $804 million in receivables during the year ended September 30, 2014. In 2013, we collected $857 million. Although we were able to keep collections on pace with revenue, lower current year collections were consistent with reduced fiscal 2014 overall revenue. Revenue and collections were both adversely affected by the government shut down and contract delays earlier in the year.

We compute days’ sales outstanding (DSO) based on trailing twelve-month revenue. Accounts receivable DSO stood at 77.8 days at September 30, 2014 and 74.2 days at September 2013. From July to September 2014, our increasing revenue run rate reduced DSO by almost two days. However, growing receivable balances increased DSO by more than five days, for a net 3.3 day increase in DSO. Year over year our DSO increased by 3.6 days.

Even though Alion was affected by sequestration-related funding delays in fiscal 2014, contract funding outpaced revenue and unfunded contract receivables were stable year over year.

Cash used in investing activities

	Fiscal Years Ended September 30,
	2014	2013
	(In thousands)
Net cash provided by (used in) investing activities	$414	$(1,869)

We use some of our cash to invest in equipment and software, leasehold improvements and internal projects. Fiscal 2014 expense is net of $1.5 million we received from selling a contract. In fiscal 2013, we invested $1.9 million in capital projects. We expect future investing activities and capital expenditures to continue at comparable levels. Alion’s Debt Instruments limit our capital expenditures.

Cash used in financing activities

	Fiscal Years Ended September 30,
	2014	2013
	(In thousands)
Net cash provided by (used in) financing activities	$7,982	$(10,528)

The Company’s major cash flow events in fiscal 2014 centered on its financing and refinancing activities. Alion received $348.0 million from issuing new debt instruments and another $25.0 million from its revolving credit facility. The Company also exchanged $208.1 million Unsecured Notes for new Third Lien Notes. As part of the Refinancing Transactions we paid $3.2 million to induce Unsecured Note holders to tender their notes for Third Lien Notes or accept less than face value in cash. We also paid $7.1 million in transaction fees to ASOF and Phoenix to facilitate the Refinancing Transactions.

The Company used the majority of its refinancing proceeds to retire its Secured Notes and used $30.5 million to fund debt issue and refinancing transaction costs. This was in addition to the $10.3 million we paid to ASOF, Phoenix and tendering Unsecured Note holders. In the fourth quarter of fiscal 2014, Alion made $4.2 million in First Lien term loan amortization payments as required.

In fiscal 2014, the Company sold $935 thousand of Alion common stock to the ESOP Trust. Alion also repurchased $2.3 million of its common stock from the ESOP Trust to satisfy liquidity demands from former employees. We lent the ESOP Trust $935 thousand for it to fund statutorily required diversification of ESOP participant investments. The ESOP Trust repaid the loan in full.

In fiscal 2013 we used $10.5 million for financing activities. ESOP transactions accounted for $4.5 million of our financing activities and debt repurchases accounted for the remaining $6.0 million of net cash used. In the fourth quarter of fiscal 2013, we also borrowed and repaid an additional $10.0 million on our revolving credit facility to fund operations before our collections recovered from government payment delays. The $10.0 million we borrowed and repaid in the fourth quarter of fiscal 2013 was the highest outstanding revolver balance at any point in fiscal 2013.

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

In fiscal 2013, as permitted by our debt agreements, we used our swing line facility to borrow and repay the $6.0 million we used to repurchase, at a discount, the $10.0 million of Unsecured Notes we retired. We repurchased the retired Unsecured Notes in a series of open market transactions and prepaid the interest on the notes we repurchased through the date of repurchase. We repaid all borrowed funds we borrowed to purchase Unsecured Notes by July 16, 2013, and the largest repurchase related loan balance outstanding was $3.3 million.

In fiscal 2014, our weighted average revolving credit loan balance increased because of refinancing expenses as well as operating demands. At September 30, 2014 our drawn balance reached $43 million, the maximum for the year. Our weighted average loan balance was $11.5 million for the periods over which we borrowed funds. Our fiscal 2013 weighted average loan balance for the period over which we borrowed funds was $323 thousand. Neither balance includes letters of credit.

Discussion of Debt Structure and Covenant Compliance

See Note 11 to our audited consolidated financial statements in Item 8 of this Annual Report on Form 10-K for a detailed discussion of Alion’s current debt structure and a list of relevant terms and limitations in existing long-term debt agreements.

Alion’s Credit Agreement defines Consolidated EBITDA. Each quarter the Company must achieve $50 million in minimum Consolidated EBITDA (on a trailing twelve-month basis) in order to maintain access to the revolving credit facility and avoid potential cross default under Alion's other debt instruments. Neither EBITDA nor Consolidated EBITDA is a measure of financial performance in accordance with generally accepted accounting principles. The Credit Agreement permits Alion to exclude certain expenses and requires it to exclude certain one-time gains when computing Consolidated EBITDA. Alion had approximately $68.0 million in Consolidated EBITDA for fiscal 2014, and exceeded the requirement by approximately $18.0 million.

The Credit Agreement also requires Alion to achieve a one-to-one fixed charge coverage ratio of Adjusted Net Cash Flow (based on Consolidated EBITDA) to fixed charges as defined in the Credit Agreement. Fixed Charges are defined as cash interest and principal payments plus all fees paid to equity sponsors (the Second Lien lenders). The numerator for the Fixed Charge Coverage ratio is Consolidated EBITDA minus: capital expenditures; cash paid for income taxes; and non-recurring charges included in Consolidated EBITDA (Adjusted Net Cash Flow). The Credit Agreement permits certain adjustments related to refinancing transactions. As of September 30, 2014, Alion's fixed charge coverage ratio was $65.2 million in adjusted net cash flow to $64.8 million in adjusted total fixed charges. The company was in compliance with all debt covenants as of fiscal year end.

Capital Resources

	September 30, 2014	September 30, 2013
	(In thousands)
Available Liquidity
Cash and cash equivalents	$10,732	$25,613
Revolving credit facility	65,000	35,000
Less: Outstanding borrowings	(43,000)	—
Less: Letters of Credit	(3,935)	(4,000)
Net available liquidity	$28,797	$56,613

We believe our cash balances, investment securities, operating cash flows, and funds available under our credit agreement or from other public or private financing sources, taken together, provide adequate resources to fund ongoing operating and regulatory requirements, acquisitions, future expansion opportunities, and capital expenditures for at least the next twelve months, as well as to meet debt covenants in our existing debt, refinance or repay debt, and repurchase shares pursuant to our obligations under the ESOP.

Short-term Borrowings

From time-to-time, we borrow funds against our revolving credit facility for working capital requirements, to fund operations and for other permitted corporate purposes. Our revolving credit agreement borrowings bear interest at the one-month Eurodollar rate plus 475 basis points (currently 4.90%). The current rate for an alternate base rate loan would be 500 basis points over the 3.5% base rate (8.50%).
Over the Credit Agreement’s life we may use our revolving credit facility or additional sources of borrowings, as needed, to fund our anticipated cash requirements. We currently forecast that we will maintain a balance on the revolving credit facility for extended periods and may need to increase that balance for short periods of time based on collections cycles subject to government payment delays.
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
The following table summarizes the activity under our revolving credit facility for fiscal 2014 and fiscal 2013, not including issued and outstanding letters of credit.

	Fiscal Years Ended September 30,
	2014	2013
	(In thousands)
Short-term borrowings
Aggregate revolving credit facility borrowings	78,000	16,461
Aggregate revolving credit facility repayments	(35,000)	(16,461)
Net change in revolving credit facility balance payable	$43,000	$—

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

Cash flow effects and risks associated with equity-related obligations

We cannot accurately predict the extent to which ESOP repurchases and diversification demands may increase in future years. As more employees meet statutory and Plan-specific age and length of service requirements, potential diversification demands are likely to increase. These demands can increase further with any increase in the price of a share of Alion common stock. Declines in our share price, like those we have experienced over the past several years reduce the value of each individual Plan participant’s beneficial interest. Given our current share price it is unlikely increased diversification demands could mitigate or offset the effects of share price declines and give rise to increased demands on Alion's cash flows.

We monitor future potential repurchase liability cash flow demands by relying in part on internal and external financial models that incorporate Plan census data and financial inputs intended to simulate changes in Alion’s share price. Our most recent share price declines have reduced forecast ESOP cash flow demands. We forecast that fiscal 2015 demands will not differ materially from amounts Alion paid out in fiscal 2014.

Changes in the price of a share of Alion common stock do not affect warrant-related interest expense. All outstanding common stock warrants are permanent equity. The warrants have a one penny exercise price and are in the money. They do not have a cash liquidation option and therefore Alion only recognizes interest expense for the debt issue cost associated with the initial fair value of these warrants.

Alion faces no significant stock-based compensation liabilities. Outstanding Stock Appreciation Rights (SARs) have no intrinsic value. Management is unable to forecast the share price the ESOP Trustee will determine in future valuations and therefore cannot predict future cash flow demands that might arise from existing SARs.

Although current financial information includes the effects of the most recent ESOP Trust transactions, future expenses for stock-based compensation are likely to differ from estimates as the price of a share of Alion common stock changes. Our next regularly scheduled ESOP valuation period ends in September 2015. Interest rates, market-based factors and volatility, as well as Alion’s financial results will affect the future value of a share of our common stock. Certain stock-based compensation grantees can choose to defer their payments by having us deposit funds in a rabbi trust we own. Any such deferrals will not materially affect planned payments or overall anticipated cash outflows.

After each valuation period, the Plan permits former employees and beneficiaries to request distribution of their vested ESOP account balances. Consistent with the terms of the Plan, IRC requirements, and our recent business practice, we intend to pay distribution requests in five annual installments and to defer initial payments as permitted. The Plan allows Alion to defer initial installment distributions for six years for former employees who are not disabled, deceased or retired. We plan to meet future distribution demands through operating cash flows, and if necessary, access to Alion’s revolving credit facility.

As a result of the declines in the price of a share of Alion common stock, our existing analyses do not forecast material increases in the level of estimated future share redemption cash outflows as compared with recent years. While we are able to determine the current value of existing demands for future share redemptions based on the current price of a share of Alion common stock, we are only able to forecast cash flow demands for participants who have already commenced redeeming their shares and only for the four years subsequent to their initial share redemption payout. As of September 30, 2014, based on our current $2.45 share price, we estimate we will have to pay out the amounts listed below over the next four fiscal years. This amount declined from prior estimates due to the decline in Alion's share price. We do not yet know the extent to which eligible Plan participants who have yet to request diversification or distribution will place additional demands on the Company's cash flows. Such elections along with any future changes in our share price would impact estimated share redemption payouts.
Estimated Share Redemption Payouts

Fiscal Year Ending September 30,	Amounts (in thousands)
2015	$524
2016	420
2017	290
2018	58
Total estimated pay outs	$1,292

Cash flow demands from existing debt agreement obligations

From fiscal 2015 through fiscal 2020, we expect we will have to make the estimated interest and principal payments set forth below for Alion’s existing current and long-term debt.

We do not expect Alion will have any tax-related cash obligations for the foreseeable future. We have significant net operating loss deductions available. We do not forecast having taxable income for at least the next five years.

Through December 2015, we believe the Company will be able to generate sufficient operating cash flow to fund business needs and to make interest and principal payments as and when they come due. The following table discloses the estimated interest and principal payments the Company expects to pay on its long term indebtedness in its fiscal years 2015 through 2020.

	Estimated Future Principal and Interest Payments
	Fiscal Year
	2015	2016	2017	2018	2019	2020	Total
	(Amounts in thousands)
Unsecured Notes not exchanged (1)
Principal	$24,014	$—	$—	$—	$—	$—	$24,014
Interest	$1,235	$—	$—	$—	$—	$—	$1,235
Credit Agreement (2)
Principal	$—	$—	$—	$—	$40,000	$—	$40,000
Interest	$1,960	$1,960	$1,960	$1,960	$—	$—	$7,840
First Lien - Term A (3)
Principal	$17,500	$25,000	$30,000	$33,750	$—	$—	$106,250
Interest	$8,161	$6,456	$4,410	$2,191	$—	$—	$21,218
First Lien - Term B (4)
Principal	$1,750	$1,750	$1,750	$1,750	$167,563	$—	$174,563
Interest	$19,395	$19,253	$19,005	$18,810	$16,430	$—	$92,893
Second Lien (5)
Principal	$—	$—	$—	$—	$—	$70,000	$70,000
PIK	$—	$—	$—	$—	$—	$82,603	$82,603
Third Lien (6)
Principal	$—	$—	$—	$—	$—	$210,986	$210,986
PIK	$—	$—	$—	$—	$—	$159,223	$159,223
Interest	$12,702	$13,589	$14,948	$16,485	$18,219	$9,211	$85,154

Total interest	$43,453	$41,258	$40,323	$39,446	$34,649	$9,211	$208,340
Total principal and PIK	$43,264	$26,750	$31,750	$35,500	$207,563	$522,812	$867,639
Total estimated future payments	$86,717	$68,008	$72,073	$74,946	$242,212	$532,023	$1,075,979

(1)	Unsecured Notes mature February 2015. Interest is payable at 10.25% in arrears.

(2)	The Company forecasts the average drawn balance on our revolving credit facility will be $40 million. Interest is at 4.9% per year.

(3)	The $110 million First Lien Term A has a four-year life with quarterly amortization of principal and interest payable in cash at 8.0% per year.

(4)	The $175 million First Lien Term B has a five-year life with quarterly amortization of principal at 1.0% per year and interest payable in cash at 11.0% per year.

(5)	The $70 million Second Lien Term Loan has a five-and-a-half year life with PIK interest at 14.25% per year compounded quarterly.

(6)
The $211.0 million Third Lien Notes has a five-and-a-half year life with cash interest at 5.5% per year. The Third Lien Note has increasing PIK interest that compounds annually accretes quarterly and is due at maturity.

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

From December 2002 to September 2014, Alion had spent a cumulative total of $100.5 million to repurchase shares of its common stock to satisfy ESOP distribution and diversification requests from former employees and Plan beneficiaries. Beginning in March 2008, we stopped making lump sum distributions and began paying ESOP beneficiaries over the five-year distribution period permitted by ERISA and the terms of the Plan. Alion intends to continue this practice for the foreseeable future in part to offset the cash flow effects of annual employee diversification requests which are expected to continue for the foreseeable future. Our debt agreements limit our ability to fund certain discretionary ESOP diversification demands on our cash flow. The table below lists current and prior year share repurchases.

Date	Number of Shares Repurchased	Share Price	Total Value Purchased
			(In thousands)
November 2012	485	$16.45	$8
December 2012	119,555	$16.45	$1,967
January 2013	759	$16.45	$12
February 2013	5,593	$16.45	$92
March 2013	115,933	$16.45	$1,907
June 2013	164,548	$16.25	$2,674
July 2013	106	$16.25	$2
September 2013	111	$16.25	$2
December 2013	238	$8.10	$2
December 2013	107,717	$8.10	$873
December 2013	7,298	$8.10	$59
March 2014	106,757	$8.10	$864
September 2014	197,737	$2.45	$484
September 2014	256	$10.00	$3
Total	827,093		$8,949

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

	Total	2015	2016	2017	2018	2019	Thereafter
	(In thousands)
Contractual Obligations:
Long-term debt including principal and interest	$1,075,979	$86,717	$68,008	$72,073	$74,946	$242,212	$532,023
Lease Obligations	$101,189	$25,800	$21,569	18,413	15,888	6,537	12,982
Total contractual obligations	$1,177,168	$112,517	$89,577	$90,486	$90,834	$248,749	$545,005

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
Goodwill
Alion assigns the purchase price paid to acquire the stock or assets of a business to the net assets acquired based on the estimated fair value of assets acquired and liabilities assumed. Goodwill is the purchase price in excess of the estimated fair value of the tangible net assets and separately identified intangible assets acquired. There have been no changes to goodwill carrying value in fiscal 2014.

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

Redeemable Common Stock

Alion has one class of common stock all of which is redeemable. There is no public market for Alion’s redeemable common stock and therefore no observable price for its equity, individually or in the aggregate. The Employee Stock Ownership Plan (ESOP) Trust holds all the Company’s outstanding redeemable common stock. Under certain circumstances, ESOP beneficiaries can require the ESOP Trust to distribute the value of their beneficial interests. The Internal Revenue Code (IRC) and the Employee Retirement Income Security Act (ERISA) require the Company to offer ESOP participants who receive Alion common stock a liquidity put right. The put right requires the Company to purchase distributed shares at their then-current fair market value at any time during two put option periods. Redeemable common stock distributed by the ESOP Trust is subject to a right of first refusal. Prior to any subsequent transfer, shares must first be offered to the Company and then to the ESOP Trust. Eventual redemption of shares of Alion redeemable common stock as a result of distributions is outside the Company’s control. Therefore, Alion classifies its outstanding shares of redeemable common stock as other than permanent equity.

At each reporting date, Alion is required to increase or decrease the reported value of its outstanding redeemable common stock to reflect its estimated redemption value. Management estimates the value of Alion’s obligation to repurchase its outstanding shares of redeemable common stock by considering, in part, the most recent price at which the Company was able to sell shares to the ESOP Trust. The reported value of outstanding redeemable common stock equals the current share price multiplied by total shares issued and outstanding.

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

Alion records changes in the reported value of its outstanding common stock through an offsetting charge or credit to accumulated deficit. The Company recognized a change in the fair value of its redeemable common stock on September 30, 2014. The accumulated deficit at September 30, 2014, included a $110.1 million cumulative benefit for changes in share price which reduced the Company’s aggregate share redemption obligation. Outstanding redeemable common stock had an aggregate fair value of approximately $32.1 million as of September 30, 2014.

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

Recently Issued Accounting Pronouncements

In May 2014 the FASB issued Accounting Standards Update 2014-09 (ASU 2014-09), “Revenue from Contracts with Customers” which requires an entity to recognize revenue when a customer obtains control rather than when an entity has transferred substantially all risks and rewards of a good or service. This update is effective for annual reporting periods beginning on or after December 15, 2016 and interim periods therein and requires expanded disclosures. We are currently assessing the impact adopting ASU 2014-09 will have on our operating results, financial position and cash flows.

In August 2014, the FASB issued ASU 2014-15 "Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern". ASU 2014-15 defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. GAAP-basis financial statements are prepared under the presumption a reporting organization will continue to operate as a going concern. The presumption, commonly called the going concern basis of accounting, establishes the basis for measuring and classifying assets and liabilities.

ASU 2014-15 provides the guidance GAAP currently lacks regarding management’s responsibilities related to going concern analysis and disclosures. It establishes principles and definitions intended to reduce diversity in both timing and content for financial statement disclosures. ASU 2014 -15 is effective for annual periods ending after December 15, 2016, including interim periods within that reporting period. Early application is permitted for annual or interim reporting periods for which financial statements have not been issued. The Company does not believe that adopting ASU 2014-15 will materially affect its operating results, financial position or cash flows.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk

We face interest rate risk for periodic borrowings on our $65.0 million revolving credit facility under the amended and restated Credit Agreement with Wells Fargo Bank as well as the First Lien term loan. Variable rates increase the risk that interest charges could increase materially if either market interest rates or outstanding balances were to increase.

Credit Agreement balances bear interest at a variable rate based on LIBOR plus 400 basis points. The Credit Agreement interest rate was 4.9% at year end. The Tranche A First Lien term loan bears interest at a minimum 100 basis point LIBOR rate plus 700 basis points. The current interest rate is 8.0%. The Tranche B First Lien term loan bears interest based on the Tranche A rate plus 300 basis points. The Tranche B interest rate is currently 11.0%.

Based on the assumption that Alion would maintain an average drawn balance of $40 million, we estimate that a 100 basis point change in interest rates would cost the Company $400 thousand per year under the Credit Agreement. The same 100 basis point change would cost the Company approximately $2.8 million in additional First Lien term loan interest next fiscal year and approximately $11.1 million in total over the life of the First Lien term loan.

The Second and Third Lien Notes and the Unsecured Notes are fixed-rate obligations. We do not use derivatives for trading purposes. We invest excess cash, if any, in short-term, investment grade, and interest-bearing securities.

Foreign currency risk

Alion does not have a material number of foreign currency based contracts. Most international contract expenses and revenues are U.S. dollar-denominated. Contracts denominated in foreign currency typically are priced to allow for potential adverse foreign exchange impacts and foreign withholdings. Management does not believe Alion's operations are subject to material risks from currency fluctuations.

Risk associated with value of Alion redeemable common stock

Changes in the fair market value of a share of Alion redeemable common stock affect estimated ESOP share repurchase obligations and, potentially, stock appreciation right (SAR) obligations. The number of employees who seek to redeem shares of Alion stock held by the ESOP Trust following termination of employment and the number of shares they seek to redeem affect the timing and amount of the company's repurchase obligations. Declining share prices favorably affect ESOP-related demands on the Company's cash flow .

Only the stock appreciation rights granted in fiscal 2014 are outstanding. They were issued at a $8.10 per share strike price and are underwater. Absent a material increase in the price of a share of Alion redeemable common stock, the Company will face little or no cash flow risk related to these outstanding SAR grants.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Alion Science and Technology Corporation
McLean, Virginia
We have audited the accompanying consolidated balance sheets of Alion Science and Technology Corporation and subsidiaries (the “Company”) as of September 30, 2014 and 2013, and the related consolidated statements of comprehensive loss, redeemable common stock and stockholders' deficit, and cash flows for each of the three years in the period ended September 30, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects the financial position of Alion Science and Technology Corporation and subsidiaries as of September 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
McLean, Virginia
December 29, 2014

ALION SCIENCE AND TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,
	2014	2013
	(In thousands, except share and per share information)
Current assets:
Cash and cash equivalents	$10,732	$25,613
Accounts receivable, net	171,495	172,604
Receivable due from ESOP Trust	—	930
Prepaid expenses and other current assets	5,341	4,483
Total current assets	187,568	203,630
Property, plant and equipment, net	7,066	9,668
Intangible assets, net	961	2,040
Goodwill	398,921	398,921
Other assets	9,753	10,367
Total assets	$604,269	$624,626
Current liabilities:
First lien term loans, current portion:
Tranche A	16,059	—
Tranche B	1,585	—
Unsecured notes, current portion	23,977	—
Interest payable	2,976	17,758
Trade accounts payable	55,533	61,622
Accrued liabilities	45,021	39,393
Accrued payroll and related liabilities	38,190	37,954
Billings in excess of revenue earned	2,815	4,334
Total current liabilities	186,156	161,061
Revolving credit facility	39,549	—
First lien term loans, non-current:
Tranche A	82,627	—
Tranche B	158,413	—
Second lien term loan	56,373	—
Third lien notes	190,445	—
Secured notes	—	322,286
Unsecured notes	—	233,832
Accrued compensation and benefits, excluding current portion	5,878	5,736
Non-current portion of lease obligations	11,456	12,821
Deferred income taxes	65,104	58,130
Commitments and contingencies
Common stock warrants, second lien term loans and third lien notes	6,518	—
Redeemable common stock, $0.01 par value, 24,000,000 shares authorized, 13,110,043 issued and outstanding at September 30, 2014; 20,000,000 shares authorized and 7,641,391 shares issued and outstanding at September 30, 2013 (recorded at redemption value, see Note 5)	32,120	61,895
Series A preferred stock	2,339	—
Common stock warrants, secured notes	20,785	20,785
Accumulated other comprehensive loss (gain)	(19)	130
Accumulated deficit	(253,475)	(252,050)
Total liabilities, redeemable common stock and stockholders' deficit	$604,269	$624,626
See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended September 30,
	2014	2013	2012
	(In thousands, except share and per share information)
Contract revenue	$804,809	$848,972	$817,204
Direct contract expense	629,311	669,504	632,831
Gross profit	175,498	179,468	184,373
Operating expenses	78,061	84,128	91,494
General and administrative	51,159	53,139	52,441
Operating income	46,278	42,201	40,438
Other income (expense):
Interest income	55	55	78
Interest expense	(81,662)	(75,700)	(74,934)
Other	(123)	(84)	(55)
Change in warrant value	9,894	—	—
Gain (loss) on debt extinguishment	(11,458)	3,913	—
Total other expenses	(83,294)	(71,816)	(74,911)
Loss before income taxes	(37,016)	(29,615)	(34,473)
Income tax expense	(6,980)	(6,977)	(6,974)
Net loss	$(43,996)	$(36,592)	$(41,447)
Basic and diluted loss per share	$(5.53)	$(5.39)	$(6.74)
Basic and diluted weighted average common shares outstanding	7,952,248	6,787,660	6,148,438
Net loss	$(43,996)	$(36,592)	$(41,447)
Other comprehensive income:
Post-retirement actuarial gains (loss)	(149)	279	26
Comprehensive loss	$(44,145)	$(36,313)	$(41,421)
See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK,
AND STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED September 30, 2014, 2013, AND 2012

	Redeemable Common Stock		Series A Preferred Stock		Common Stock Warrants	Comprehensive Loss	Accumulated Deficit
	Shares	Amount	Shares	Amount
	(In thousands, except share and per share information)
Balance at September 30, 2011	6,041,029	$126,560			$20,785		(258,125)
Redeemable common stock issued	938,492	16,162	—	—	—		—
Redeemable common stock retired	(247,632)	(4,843)	—	—	—		—
Change in common stock redemption value	—	(27,139)	—	—	—		27,139
Post-retirement medical plan actuarial benefit	—	—	—	—	—	26	—
Net loss for year ended September 30, 2012	—	—	—	—	—	(41,447)	(41,447)
Comprehensive loss for year ended September 30, 2012	—	—	—	—	—	(41,421)	—
Balance at September 30, 2012	6,731,889	110,740	—	—	20,785		(272,433)
Redeemable common stock issued	1,316,594	14,794	—	—	—		—
Redeemable common stock retired	(407,092)	(6,664)	—	—	—		—
Change in common stock redemption value	—	(56,975)	—	—	—		56,975
Post-retirement medical plan actuarial benefit	—	—	—	—	—	279	—
Net loss for year ended September 30, 2013	—	—	—	—	—	(36,592)	(36,592)
Comprehensive loss for year ended September 30, 2013	—	—	—	—	—	(36,313)	—
Balance at September 30, 2013	7,641,391	61,895	—	—	20,785		(252,050)
Redeemable common stock issued	5,888,653	15,080	—	—	—		—
Redeemable common stock retired	(420,002)	(2,284)	—	—	—		—
Series A preferred stock issued	—	—	70	2,339	—		—
Change in common stock redemption value	—	(42,571)	—	—	—		42,571
Post-retirement medical plan actuarial expense	—	—	—	—	—	(149)	—
Net loss for year ended September 30, 2014	—	—	—	—	—	(43,996)	(43,996)
Comprehensive loss for year ended September 30, 2014	—	—	—	—	—	(44,145)	—
Balance at September 30, 2014	13,110,042	32,120	70	$2,339	20,785		(253,475)
See accompanying notes to consolidated financial statements.

ALION SCIENCE AND TECHNOLOGY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2014	2013	2012
	(In thousands)
Cash flows from operating activities:
Net loss	$(43,996)	$(36,592)	$(41,447)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,794	7,363	11,741
Paid-in-kind interest	10,072	6,551	6,423
Bad debt expense	250	367	802
Amortization of debt issuance costs	11,449	10,571	10,421
Incentive and stock-based compensation	1,901	2,065	1,310
Loss (gain) on debt extinguishment	1,244	(3,913)	—
Change in warrant fair value	(9,894)	—	—
Deferred income taxes	6,974	6,974	6,974
Other gains	(700)	(151)	(95)
Changes in assets and liabilities:
Accounts receivable	859	2,323	4,269
Other assets	(1,568)	733	4,122
Trade accounts payable	(6,089)	16,829	(7,562)
Accrued liabilities	19,086	(4,122)	16,513
Interest payable	(14,782)	100	266
Other liabilities	(2,877)	1,685	(1,056)
Net cash (used in) provided by operating activities	(23,277)	10,783	12,681
Cash flows from investing activities:
Capital expenditures	(1,182)	(1,869)	(2,731)
Asset sales proceeds	1,596	—	—
Net cash provided by (used in) investing activities	414	(1,869)	(2,731)
Cash flows from financing activities:
Proceeds from sale of first lien term loans:
Tranche A	107,800	—	—
Tranche B	169,200	—	—
Proceeds from second lien term loan, sale of preferred shares and common stock warrants	66,150	—	—
Proceeds from third lien notes	1,711	—	—
Payment of debt issue costs	(30,505)	—	—
Repurchase of secured notes	(338,959)	—	—
Repayment of first lien notes	(4,188)	—	—
Retirement of unsecured notes	(4,876)	—	—
Repurchase of unsecured notes	—	(6,030)	—
Revolver borrowings	78,000	16,461	26,000
Revolver repayments	(35,000)	(16,461)	(26,000)
Loan to ESOP Trust	(855)	(1,907)	(477)
ESOP loan repayment	855	1,907	477
Redeemable common stock purchased from ESOP Trust	(2,285)	(6,664)	(4,843)
Redeemable common stock sold to ESOP Trust	934	2,166	1,302
Net cash used in financing activities	7,982	(10,528)	(3,541)
Net increase (decrease) in cash and cash equivalents	(14,881)	(1,614)	6,409
Cash and cash equivalents at beginning of period	25,613	27,227	20,818
Cash and cash equivalents at end of period	$10,732	$25,613	$27,227
Supplemental disclosure of cash flow information:

Cash paid for interest	$75,000	$58,460	$57,755
Cash paid (received) for taxes	11	2	—
Non-cash investing and financing activities:
Common stock issued to ESOP Trust in satisfaction of employer contribution liability	$14,145	$13,757	$13,732
Landlord funded leasehold improvements	$60	$493	$1,841
Unsecured Notes exchanged for Third Lien Notes	$208,135	$—	$—
Preferred Stock issued in Refinancing Transaction	$2,339	$—	$—
Common stock warrant issued in Refinancing Transaction	$16,412	$—	$—
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

The accompanying financial statements are prepared on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Although our liabilities exceed our assets, we were able to refinance our prior debt and increase our revolving credit borrowing capacity.  Management's current cash flow forecasts indicate that Alion's operating cash flows and sources of liquidity, including the deferment of certain liabilities, will be sufficient to meet debt service payments including cash payable interest and required principal payments for at least the next fifteen months.  In each of the past three fiscal years, Alion generated sufficient cash flow from operations and financing activities to fulfill its financial commitments, including debt service.

            Management’s current forecasts of future results could differ materially due to general economic and Congressional budget uncertainties, sequestration’s effect on future government spending levels, procurement and contract funding delays and other risks associated with future federal government procurement and contracting actions.   Alion depends heavily on federal government prime contracts and subcontracts which account for nearly all the Company’s revenue. Interruptions in the government funding process, whether from federal budget delays, debt ceiling limitations, government shutdowns, sequestration or Department of Defense spending cuts could materially adversely affect  the Company’s future revenue and cash flows.

Fiscal, Quarter and Interim Periods

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Liquidity

The Company is highly leveraged, before and after the refinancing completed in August 2014. As of September 30, 2014, the Company had approximately $629 million of long-term debt outstanding. Over the next year, the interest and principal payments due under our various debt agreements are approximately $43.5 million and $43.2 million, respectively. As of September 30, 2014, the Company has $17.3 million available on its revolving credit facility and has the ability to borrow an additional $6.5 million under that facility.

The Company's high level of debt could have adverse effects on its business and financial condition. Specifically, the Company's high level of debt could have important consequences, including the following:

•	making it more difficult for the Company to satisfy obligations including our repurchase obligations to ESOP participants;

•	limiting the Company's ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;

•	requiring a substantial portion of the Company's cash flows to be dedicated to debt service payments instead of other purposes;

•	increasing the Company's vulnerability to general adverse economic and industry conditions;

•	limiting the Company's ability to execute on its business plans and flexibility in planning for and reacting to changes in the industry in which the Company competes;

•	placing the Company at a disadvantage compared to other, less leveraged competitors; and

•	increasing the Company's cost of borrowing.

The Company's ability to continue as a going concern and make our scheduled payments depends on and is subject to its financial and operating performance, which in turn is affected by general economic, financial, competitive, business and other factors beyond the Company's control, including the availability of financing in the international banking and capital markets.

The Company has several initiatives designed to increase revenue and profitability through improvement in program execution, cost reductions and avoidance initiatives, improvements that will reduce the Company’s DSO, reductions in our unbilled receivables, and moving in to more profitable business sectors. There can be no assurance, however, that these actions will be successful. If we are unable to generate sufficient funds from operations or raise additional capital, there could be material adverse effects on our liquidity.

Although the Company is significantly leveraged, it expects that the current cash balances, liquidity from its revolver, deferring expenditures, reducing overhead, securing rent abatements, collecting approved award fees related to past periods and cash generated from operations will be sufficient to meet working capital, capital expenditure, debt service, and other cash needs for the next year; however, there can be no assurances that the Company will be able to generate sufficient cash flows to fund its operations and service its debt for the next year.

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

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Goodwill

Alion assigns the purchase price paid to acquire the stock or assets of a business to the net assets acquired based on the estimated fair value of assets acquired and liabilities assumed. Goodwill is the purchase price in excess of the estimated fair value of the tangible net assets and separately identified intangible assets acquired. There have been no changes to goodwill carrying value in fiscal 2014.

The Company accounts for goodwill and other intangible assets in accordance with the provisions of ASC 350 - Intangibles-Goodwill and Other. Alion operates in one segment and tests goodwill at the reporting unit level. There are two reporting units. We do not allocate corporate debt to our reporting units. We treat our corporate debt as part of our capital structure.

We review goodwill for impairment in the fourth quarter each year, and whenever events or circumstances indicate goodwill might be impaired. In the third quarter of fiscal 2014, we determined that our declining revenue and the difficulties Alion had experienced in accessing capital and concluding a refinancing transaction were indicators that goodwill might be impaired. We conducted a full Step One impairment test as of June 30, 2014 and determined goodwill was not impaired. As, discussed in the Goodwill Note, in September 2014, we elected to perform a Step Zero analysis based on favorable changes in Alion's circumstances such as improved fourth quarter financial performance and Alion having successfully concluded its August 2014 Refinancing Transactions.

We are required to recognize an impairment loss to the extent our goodwill carrying value at the reporting unit level exceeds fair value. Evaluating goodwill involves significant management estimates. To date, none of our reviews resulted in a goodwill impairment adjustment. See Note 9 for a detailed discussion of the Company’s goodwill impairment testing process.

Intangible Assets

Alion amortizes intangible assets as it consumes economic benefits over estimated useful lives. As of September 30, 2014, the Company had approximately $1.0 million in net intangible assets, including contracts purchased in the JJMA acquisition and purchased software licenses. The JJMA contract portfolio has a remaining useful life of approximately 1.4 years.

Redeemable Common Stock

There is no public market for Alion’s redeemable common stock and therefore no observable price for its equity, individually or in the aggregate. The Employee Stock Ownership Plan (ESOP) Trust holds all the Company’s outstanding common stock. Under certain circumstances, ESOP beneficiaries can require the ESOP Trust to distribute the value of their beneficial interests. The Internal Revenue Code (IRC) and the Employee Retirement Income Security Act (ERISA) require the Company to offer ESOP participants who receive Alion common stock a liquidity put right. The put right requires the Company to purchase distributed shares at a price per share determined by the ESOP trustee on the most recent valuation date at any time during two put option periods. Common stock distributed by the ESOP Trust is subject to a right of first refusal. Prior to any subsequent transfer, shares must first be offered to the Company and then to the ESOP Trust. Eventual redemption of shares of Alion common stock as a result of distributions is outside the Company’s control. Therefore, Alion classifies its outstanding shares of redeemable common stock as other than permanent equity.

At each reporting date, Alion is required to increase or decrease the reported value of its outstanding common stock to reflect its estimated redemption value. Management estimates the value of Alion’s obligation to repurchase its outstanding shares of redeemable common stock by considering, in part, the most recent price at which the Company was able to sell shares

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to the ESOP Trust. The reported value of outstanding redeemable common stock equals the current share price multiplied by total shares issued and outstanding.

In its fiduciary capacity, the ESOP Trustee is independent of the Company and its management. Consistent with its fiduciary responsibilities, the ESOP Trustee retains an independent third party valuation firm to assist it in determining the value (share price) at which the ESOP Trustee may acquire or dispose of investments in Alion common stock. The Audit and Finance Committee of Alion’s Board of Directors reviews the reasonableness of the amount management has determined Alion should recognize for the Company’s obligation to repurchase shares of its outstanding redeemable common stock. The Audit and Finance Committee considers various factors in its review, including, in part, the most recent valuation report prepared for, and the share price selected by the ESOP Trustee.

Alion records changes in the reported value of its outstanding redeemable common stock through an offsetting charge or credit to accumulated deficit. The Company recognized a change in the value as determined by the ESOP trustee of its redeemable common stock in connection with the September 30, 2014 ESOP valuation.

Alion's accumulated deficit at September 30, 2014, includes a $110.1 million cumulative benefit for declines in its share price through September 2014 which reduced the Company's aggregate ESOP share redemption obligation. Outstanding redeemable common stock had an aggregate redemption value of approximately $32.1 million as of September 30, 2014.

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

Recently Issued Accounting Pronouncements

In May 2014 the FASB issued Accounting Standards Update 2014-09 (ASU 2014-09), “Revenue from Contracts with Customers” which requires an entity to recognize revenue when a customer obtains control rather than when an entity has transferred substantially all risks and rewards of a good or service. This update is effective for annual reporting periods beginning on or after December 15, 2016 and interim periods therein and requires expanded disclosures. We are currently assessing the impact adopting ASU 2014-09 will have on our operating results, financial position and cash flows.

In August 2014, the FASB issued Accounting Standards Update 2014-15 ("ASU 2014-15") "Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern". ASU 2014-15 defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. GAAP-basis financial statements are prepared under the presumption a reporting organization will continue to operate as a going concern. The presumption, commonly called the going concern basis of accounting, establishes the basis for measuring and classifying assets and liabilities.

ASU 2014-15 provides the guidance GAAP currently lacks regarding management’s responsibilities related to going concern analysis and disclosures. It establishes principles and definitions intended to reduce diversity in both timing and content for financial statement disclosures. ASU 2014 -15 is effective for annual periods ending after December 15, 2016, including interim periods within that reporting period. Early application is permitted for annual or interim reporting periods for

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

which financial statements have not been issued. The Company does not believe that adopting ASU 2014-15 will materially affect its operating results, financial position or cash flows.

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

In September 2013, Alion adopted Amendment No. 1 to the Plan to eliminate the one-year service requirement for eligibility to receive profit sharing contributions under the Plan. Amendment No.1 was effective October 1, 2013. Also in September 2013, Alion adopted Amendment No. 2 to the Plan to delay transfer to the Company of employee salary deferrals, rollovers and transfers to be invested in the Plan’s ESOP component and to permit Alion to delay its employer contribution to the Plan for the six months ended September 30, 2013. Although Amendment No. 2 permitted delaying Alion’s common stock valuation, the ESOP Trustee and its independent third-party valuation firm completed the September 2013 ESOP valuation in November 2013, a time frame comparable to prior years. Alion did not delay its fiscal 2013 year end employer contribution to the Plan. In December 2013, the ESOP Trustee used employee salary deferrals, rollovers, and transfers from the second half of fiscal 2013 to purchase shares of Alion common stock at $8.10 per share based on the September 2013 ESOP valuation.

In March 2014, Alion adopted Amendments Nos. 3 and 4 to the Plan. Amendment No. 3 closed the Plan to employees covered by the Service Contract Act hired or re-hired after September 30, 2014. Existing Service Contract Act employees covered by the Plan remain in the Plan as grandfathered participants.

Amendment No. 4 permitted delaying the fiscal 2014 mid-year ESOP valuation. In August 2014, after the Company concluded its Refinancing Transactions, the ESOP Trustee and its independent third-party valuation firm completed the fiscal 2014 mid-year Alion common stock valuation. The delayed mid-year valuation established the fair market value of a share of Alion common stock at $2.45. In August 2014, Alion made its mid-year employer contribution based on the $2.45 share price. Also, in August 2014, the ESOP Trustee decided not to invest October 2013 to March 2014 employee salary deferrals, rollovers, and transfers in the Plan’s ESOP component and re-directed employee salary deferrals to their 401(k) investment accounts. The fiscal 2014 year-end ESOP valuation as of September 30, 2014 determined Alion's share price was unchanged at $2.45 per share.

In September 2014, Alion adopted Amendment No. 5 to the Plan effective as of October 1, 2014. Amendment No. 5. eliminated future mid-year valuations and contributions. Beginning October 1, 2014, the Plan's valuation and contribution date will be September 30th of each year. Also in September 2014, the Plan Administrator eliminated the option for employees to invest salary deferrals, rollovers or transfers in the ESOP component of the Plan. The Company believes the Plan and the ESOP Trust have been designed and are being operated in compliance with all applicable IRC requirements.
(4) Loss Per Share
In connection with Alion's August 2014 Refinancing Transactions, the Company issued one new class of in-the-money penny warrants deemed to be participating securities. As a result, the Company is required to use the two-class method to compute earnings per share. The penny warrants Alion issued in March 2010 are not participating securities. Because Alion has had losses each of the past three years, both the new class of warrants issued in fiscal 2014 and the penny warrants issued in March 2010 are anti-dilutive for all periods presented. The warrants are anti-dilutive even after including required adjustments to the earnings per share numerator.
Alion computes basic and diluted loss per share by dividing net loss by the weighted average number of common shares outstanding. If Alion were to become profitable and warrant holders were to exercise their rights to acquire shares of Alion common stock, any such shares issued to warrant holders would dilute future earnings per share. At September 30, 2014, if all warrant holders were to exercise their rights, Alion would have to issue 10,773,816 additional shares.

On August 18, 2014, Alion issued Second Lien lenders a warrant (Second Lien Warrants) with the right to purchase shares equal to 12.5% of Alion's total common stock at a penny-per-share strike price. At the same time, Alion also issued Third Lien penny warrants (Third Lien Warrants) with the right to purchase 27.5% of the Company's total common stock. Both sets of warrants have the same rights and privileges, constitute a single class of warrant, are currently exercisable and expire August 17, 2024. The Second and Third Lien Warrants have anti-dilution protections. At September 30, 2014, the Company had reserved 9,727,040 shares to satisfy potential warrant exercise demands of the Second Lien lenders and Third Lien Note holders.

In March 2010, Alion issued its now-extinguished Secured Notes and accompanying penny warrants (Secured Note Warrants) to purchase 602,614 shares of Alion common stock. As of a result issuing the Second and Third Lien Warrants, anti-dilution protections in the Secured Note Warrants could entitle holders to purchase up to 1,046,776 shares of Alion common stock if Second and Third Lien Warrant holders were to exercise their purchase rights. The Secured Note Warrants are currently exercisable and expire March 15, 2017.
None of the Company's warrants is redeemable or puttable. The 2010 warrants are classified as permanent equity. The Second and Third Lien Warrants are classified as a liability, as they are not considered indexed to the Company’s stock.  As such, the Second and Third Lien Warrants were initially measured at fair value and classified as liabilities on the balance sheet.  Subsequent changes in fair value have been recorded in earnings.

(5) Redeemable Common Stock

The ESOP Trust owns substantially all of Alion’s issued and outstanding common stock, for the benefit of current and former employee participants in the Alion KSOP. The issued and outstanding common stock held by the ESOP represents less than 60% of Alion's total authorized shares. The Company has reserved over 40% of its authorized shares to satisfy the three classes of outstanding penny warrants the Company has issued.

ESOP participants and beneficiaries are entitled to a distribution of the value as determined by the ESOP trustee of their vested account balance upon death, disability, retirement or termination of employment. The Plan permits distributions to be paid over a five-year period commencing the year after a participant’s retirement at age 65, death or disability. Alion can delay distributions to other terminating participants for six years before commencing payment over a subsequent five-year period. The Company intends to pay distribution requests in annual installments and defer initial payments as permitted.

Terminating ESOP participants can hold or immediately sell their distributed shares to the Company. If a participant elects to hold distributed shares, the IRC and ERISA require Alion to offer a put option to allow the recipient to sell stock to Alion at the price per share determined by the ESOP trustee on the most recent valuation date. The Company was able to sell shares to the ESOP Trust was $2.45 at August 20, 2014 and $2.45 at September 30, 2014. The put right requires Alion to purchase distributed shares during two put option periods at the most recent price determined by the ESOP Trustee.

Consistent with its duty of independence from Alion management and its fiduciary responsibilities, the ESOP Trustee retains an independent third party valuation firm to assist it in determining the value (share price) at which the Trustee may acquire or dispose of investments in Alion common stock.

Alion management determines, and the Board of Directors’ Audit and Finance Committee reviews, the reasonableness of Alion’s recorded redeemable common stock liability. The Audit and Finance Committee considers various factors in its review, including in part, the ESOP valuation report and the share price selected by the ESOP Trustee. Management also considers the share price selected by the ESOP Trustee along with other factors in estimating Alion’s aggregate liability for outstanding redeemable common stock.

The Company and the ESOP retain the right to delay distributions consistent with the terms of the Plan, and to control the circumstances of future distributions. However, eventual redemption of shares of Alion common stock is deemed to be outside the Company’s control.

(6) Preferred Stock

On August 18, 2014, Alion issued 70 shares of Series A Preferred Stock to the Second Lien lenders. The Company issued 55 of the 70 shares to ASOF and the balance to Phoenix , the other Second Lien lender. The 70 shares of Series A Preferred Stock are the only preferred stock of the Company. The 70 shares of Series A Preferred Stock have: a penny per share par value; a $10.00 per share liquidation preference; no dividend rights; no conversion rights; rank superior to the common stock of the Company; and are not redeemable by the Company.

Alion executed a Preferred Stock Certificate of Designation that set out the rights of holders of Alion’s Series A Preferred Stock. The holders of a majority of the Series A Preferred Stock have the right, but are not required, to elect a majority of Alion’s directors. The majority of each committee of the Board of Directors must be comprised of directors elected by the holders of the Series A Preferred Stock. Directors elected by the holders of Series A Preferred Stock have supervoting rights as compared to directors elected by Alion’s stockholders generally, and the vote of the majority of the directors elected by the Series A Preferred Stock at a meeting of the Board of Directors or any committee thereof is required for any action to be approved by the Board of Directors or any committee thereof.
A majority vote by holders of the Series A Preferred Stock is deemed to be a majority vote of all of Alion’s voting stock and is necessary and sufficient to approve any and all matters that require a shareholder vote. The Series A Preferred Stock is voted as a block as determined by the holders of a majority of the Series A Preferred Stock, currently ASOF. The consent of the holders of a majority of the Series A Preferred Stock is required for Alion to do, among other things, the following:

•	change the nature of our business;

•	amend our charter, by laws or other organizational documents or those of our Subsidiaries;

•	approve our annual budget;

•	create liens on our assets;

•	transfer or sell assets outside the ordinary course of our business;

•	make any acquisitions and investments other than in the ordinary course of our business;

•	enter into or amend any transaction with affiliates;

•	merge or consolidate with another company;

•	make or pay any dividends or other distributions on account of our common stock (other than ESOP distributions and those permitted under our new Stockholders’ Agreement);

•	authorize certain capital expenditures;

•	make optional prepayments on certain of our debt;

•	incur additional debt other than certain permitted debt; and

•	amend our ESOP.

(7) Accounts Receivable
Accounts receivable at September 30 consisted of the following:

	September 30,
	2014	2013
	(In thousands)
Billed receivables and amounts billable as of the balance sheet date	$105,229	$102,211
Unbilled receivables:
Amounts billable after the balance sheet date	36,691	36,693
Revenues recorded in excess of milestone billings on fixed price contracts	2,813	3,289
Revenues recorded in excess of estimated contract value or funding	14,652	14,605
Retainages and other amounts billable upon contract completion	16,034	19,557
Allowance for doubtful accounts	(3,924)	(3,751)
Total Accounts Receivable	$171,495	$172,604

Billed accounts receivable include invoices issued to customers for services performed as of the balance sheet date. Unbilled accounts receivable represent revenue recognized as of the balance sheet date for which Alion has yet to issue invoices to customers. Amounts that are currently billable are expected to be invoiced to customers within the next twelve months. Fixed-price contract revenue in excess of milestone billings is not yet contractually billable. Revenue in excess of contract value or funding is billable when Alion receives contract amendments or modifications. Approximately $138.4 million (79)% and $137.5 million (78)% of contract receivables at September 30, 2014 and September 30, 2013 were from federal government prime contracts.

At September 30, 2014, Alion recognized $70.2 million in revenue in excess of billings on uncompleted contracts including approximately $14.7 million for customer-requested work for which the Company had not received contracts or contract modifications. At September 30, 2013, Alion had recognized $74.1 million in revenue in excess of billings on uncompleted contracts including approximately $14.6 million for customer-requested work for which the Company had not received contracts or contract modifications.

Retainages and other unbilled amounts are billable upon contract completion or completion of DCAA audits. In keeping with industry practice, Alion classifies all contract-related accounts receivable as current assets based on contractual

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

operating cycles which frequently exceed one year. Except for $16.0 million at September 30, 2014, the Company expects to invoice and collect unbilled receivables within the next twelve months.
(8) Property, Plant and Equipment

	September 30,
	2014	2013
	(In thousands)
Leasehold improvements	$12,628	$12,984
Equipment and software	34,343	35,203
Total cost	46,971	48,187
Less: accumulated depreciation and amortization	(39,905)	(38,519)
Net Property, Plant and Equipment	$7,066	$9,668

Depreciation and leasehold amortization expense for fixed assets was approximately $2.8 million, $3.3 million, and $4.3 million for the years ended September 30, 2014, 2013, and 2012.

(9) Goodwill

The Company accounts for goodwill and other intangible assets according to ASC 350 Intangibles - Goodwill and Other (ASC 350) which requires that Alion review goodwill at least annually for impairment or more frequently if events or circumstances indicate goodwill might be impaired. The Company performs this review at the end of each fiscal year.

In fiscal 2014, the Company experienced difficulties in accessing the capital markets, delays in its refinancing efforts and declining revenue, all of which indicated to management that as of June 30, 2014 goodwill might be impaired. As a result, management tested goodwill for potential impairment as of June 30, 2014. Management's June 2014 Step One test indicated that Alion's goodwill was not impaired as of June 30, 2014. In September 2014, management elected to perform a qualitative Step Zero analysis of Alion's goodwill to evaluate goodwill for potential impairment.

Since its June 2014 goodwill impairment evaluation, Alion experienced several favorable financial changes. In August 2014 Alion refinanced over 96% of its debt; increased its borrowing capacity and experienced favorable changes in its credit ratings. Fiscal 2014 revenue increased 3.1% over annualized third quarter year-to-date revenue. Revenue increased for the Company and each reporting unit. Fiscal 2014 EBITDA increased 15.6% from June 2014 annualized levels for the Company. Each reporting unit also saw increased EBITDA. At September 2014, executed funded contract backlog reached an all-time high of more than $630 million a 56% increase over last June’s $404 million in funded backlog. Based on stock market performance of publicly-traded government contractors, valuation market multiples appear to have remained stable, if not increased.

As part of its current analysis, management determined that Alion has the cash flow and borrowing capacity to pay its operating expenses, including subcontractors, while managing its debt load and timely paying interest and principal when and as due. Management's cash flow forecast indicates that Alion is expected to have sufficient cash flow to handle loan amortization demands and also repay $24.0 million in remaining Unsecured Notes due February 1, 2015.

As of September 30, 2013 and 2014, Alion had approximately $398.9 million in goodwill. There were no changes to the goodwill carrying amount for the years ended September 30, 2014 and 2013.

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

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In 2013, TEOSS had $477 million in contract revenue and EISS had $371 million in contract revenue. Alion’s reported revenue differs from total reporting unit contract revenue because reporting unit contract revenue did not include $292 thousand in inter-company eliminations, discounts, and GSA industrial funding fees which the Company does not track by reporting unit. In its September 2014 Step Zero analysis, TEOSS and EISS had revenue of $456 million and $350 million for fiscal 2014, with approximately $1.1 million in inter-company eliminations, discounts and GSA industrial funding fees the Company does not track by reporting unit.

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

Cash flow concerns associated with Alion’s current liquidity issues do not materially affect the Company’s goodwill impairment analyses. The Company’s significant interest expense and liquidity demands arise from its various debt instruments, which are part of Alion’s capital structure and thus not allocated to its reporting units. Alion’s operating activities and its reporting units do not face any material interest expense or demands on liquidity that materially affect the Company’s discounted cash flow analysis based on contract portfolios and operating margins.

Alion’s cash flow analysis depends on several significant management inputs and assumptions. Management uses observable inputs, rates and assumptions generally consistent with those used by the independent third party to prepare the

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

There were no changes in fiscal 2014 or fiscal 2013 to the methods used in Step One testing to evaluate goodwill in prior periods. Changes in one or more inputs could materially alter the calculation of Alion’s enterprise fair value and thus the Company’s determination of whether its goodwill is potentially impaired. A hypothetical 10% increase or decrease in the weighted average cost of capital rate at June 30, 2014, would have produced a corresponding 8.6% decrease and 10.5% increase in estimated enterprise value. A similar change in the weighted average cost of capital rate at September 30, 2013, would have produced a corresponding 5.7% decrease and 6.9% increase in estimated enterprise value. Alion’s enterprise value based on discounted cash flows was approximately26% lower at September 30, 2013 than EBITDA multiples from mergers and acquisitions in the government services market place.

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

Alion completed an interim goodwill impairment analysis in the third quarter of fiscal 2014 and concluded no goodwill impairment existed as of June 30, 2014. As of June 30, 2014, the estimated fair value of each reporting unit exceeded its positive carrying value. Consistent with prior disclosures, the decline in estimated discounted cash flows from September 2013 to June 2014 did not result in a goodwill impairment.

The tables below show reporting unit goodwill and carrying value as of September 30, 2014, and goodwill carrying value, estimated fair value, and excess of estimated fair value over carrying value as of September 30, 2013.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Goodwill	Carrying Value
	at September 30, 2014
Sector	(In millions)
TEOSS	$201.9	$184.0
EISS	197.0	185.4
Total	$398.9	$369.4

	Goodwill	Carrying Value	Estimated Fair Value	Excess of Estimated Fair Value over Carrying Value
	at September 30, 2013
Sector	(In millions, except percentages)
TEOSS	$201.9	$187.3	$259.2	$71.9	38%
EISS	197.0	184.1	222.1	38.0	21%
Total	$398.9	$371.4	$481.3	$109.9	30%
(10) Intangible Assets

The Company accounts for intangible assets according to ASC 350 Intangibles – Goodwill and Other. Intangible assets consist primarily of contracts acquired in the JJMA transaction. The table below shows the intangible assets as of September 30, 2014 and 2013.

	September 30, 2014			September 30, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Purchased contracts	$111,635	(110,674)	961	$111,635	(109,795)	$1,840
Internal use software and engineering designs	3,182	(3,182)	—	3,182	(2,982)	200
Total	$114,817	$(113,856)	$961	$114,817	$(112,777)	$2,040
The weighted-average remaining amortization period of intangible assets was approximately 16 months at September 30, 2014. Amortization expense was approximately $1.1 million, $3.2 million, and $6.5 million, for the years ended September 30, 2014, 2013 and 2012. Estimated aggregate amortization expense for the next four years and thereafter is as follows.

Fiscal year ending September 30,	(In thousands)
2015	736
2016	141
2017	51
2018	33
Thereafter	$—
$961
(11) Long-Term Debt

On August 18, 2014, Alion completed a series of Refinancing Transactions which included:

•	A $65 million amended and restated Credit Agreement with Wells Fargo Bank;

•	$285 million in new First Lien Term Loans; Tranche A for $110 million; and Tranche B for $175 million;

•	A new $70 million Second Lien Term Loan with preferred stock;

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	$208.1 million in new Third Lien Notes exchanged for approximately 90% of Alion’s Unsecured Notes maturing February 2015 plus $2.9 million in Third Lien Notes issued for cash at a discount;

•	A warrant entitling Second Lien Lenders and Third Lien Note holders to purchase 40.0% of Alion’s total common stock;

•	Extinguishment of $336.4 million in Secured Notes and PIK Notes maturing November 2014; and

•	Eliminating all substantial covenants for $24.0 million in remaining Unsecured Notes due February 2015.

The indentures governing the Third Lien Notes and the Unsecured Notes and the agreements governing the First Lien Term Loans, the Second Lien Term Loan and the Revolving Credit Facility are referred to collectively as the “Debt Instruments.” The tables below present face value and elements of carrying value for Alion’s Debt Instruments as of September 30, 2014 and September 30, 2013.

	At September 30, 2014
	Principal		Unamortized Debt Issue Costs
Description of Debt Instrument	Face value	PIK Notes Issued and Accrued	Original Issue Discount	Preferred Stock and Warrants	Third Party Costs	Net Carrying Value
	(In thousands)
Credit Agreement	$43,000	—	—	—	$(3,451)	$39,549

Unsecured Notes - current	$24,014	—	—	—	$(37)	$23,977

First Lien Term Loan
Tranche A - current	17,500	—	(345)	—	(1,096)	16,059
Tranche A - noncurrent	88,750	—	(1,751)	—	(4,372)	82,627
Sub-total Tranche A	$106,250	—	$(2,096)	—	$(5,468)	$98,686

Tranche B - current	1,750	—	(57)	—	(108)	1,585
Tranche B - noncurrent	172,813	—	(5,603)	—	(8,796)	158,414
Sub-total Tranche B	174,563	—	(5,660)	—	(8,904)	159,999

Sub-total First Lien Loans	$280,813	$—	$(7,756)	$—	$(14,372)	$258,685

Second Lien Term Loans - noncurrent	$70,000	$1,191	$(3,794)	$(7,383)	$(3,640)	$56,374

Third Lien Notes - noncurrent	$210,986	$2,457	$(1,122)	$(11,073)	$(10,803)	$190,445

Totals at September 30, 2014	$628,813	$3,648	$(12,672)	$(18,456)	$(32,303)	$569,030

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	At September 30, 2013
	Principal		Unamortized Debt Issue Costs
Description of Debt Instrument	Face value	PIK Notes Issued and Accrued	OID	Preferred Stock and Warrants	Third Party Costs	Net Carrying Value
	(In thousands)
Credit Agreement - current	$—	$—	$—	$—	$—	$—

Secured Notes - noncurrent	$310,000	$22,536	$—	$(5,068)	$(5,182)	$322,286

Unsecured Notes - noncurrent	$235,000	$—	$—	$—	$(1,168)	$233,832

Totals at September 30, 2013	$545,000	$22,536	$—	$(5,068)	$(6,350)	$556,118

Debt Instruments

All of Alion’s 100%-owned, domestic subsidiaries jointly, severally, fully and unconditionally guaranteed each Alion debt instrument including: the Credit Agreement; the First Lien Term Loans; the Second Lien Term Loan; the Third Lien Notes; the Unsecured Notes; and the now-extinguished Secured Notes. Each debt instrument is secured by all current and future tangible and intangible property of Alion and its guarantor subsidiaries.

Except for the remaining outstanding Unsecured Notes, each debt instrument includes customary representations and warranties, affirmative covenants and events of default (including payment defaults, breach of representations and warranties, covenant defaults, cross defaults to certain indebtedness, certain bankruptcy and insolvency events, material judgments, certain ERISA and ESOP events, change of control, impairment of security interests in collateral, invalidity of guarantees and intercreditor provisions and certain events with respect to material contracts). If an event of default occurs, lenders are entitled to take certain actions, including, in certain instances, accelerating amounts due.

Intercreditor Agreement

The Company, its subsidiary guarantors and lenders under each of the debt instruments also entered into an Intercreditor Agreement to grant Credit Agreement lenders first priority payment rights and to permit First Lien lenders to acquire revolving credit agreement loans from Credit Agreement lenders. The Intercreditor Agreement governs priority of interests among lenders and restricts the Company’s ability to further encumber its assets.

Credit Agreement

Alion’s Credit Agreement, which includes a revolving credit facility, has repeatedly been amended and restated to extend terms, waive certain covenants, substitute lenders and increase capacity. The Company has frequently incurred fees to obtain waivers and extensions. In connection with its August 2014 Refinancing Transactions, Alion paid $4.3 million in third-party costs to amend, extend and increase the capacity of the current Credit Agreement. The Credit Agreement expires April 30, 2018. Wells Fargo Bank is the administrative agent and sole Credit Agreement lender.

The Credit Agreement permits Alion to borrow, repay and re-borrow up to a maximum of $65 million subject to certain covenants and limitations. Under limited circumstances, Wells Fargo Bank may issue up $6.5 million in extraordinary loans in excess of the $65 million Credit Agreement ceiling. The Credit Agreement contains a $10 million sub-limit for letters of credit.

If Alion’s Credit Agreement borrowing capacity were to fall below $15 million, the Company could lose its ability to borrow funds under the Credit Agreement. The administrative agent could also block Alion’s access to funds in a designated account, and even seize those funds.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Credit Agreement limits Alion’s total borrowing capacity to the lesser of $65 million or a borrowing base. The borrowing base consists of 85% of eligible, outstanding customer receivables plus the lesser of $30 million or 70% of eligible, unbilled receivables, net of certain other adjustments. Existing Credit Agreement loans and outstanding letters of credit reduce Alion’s available borrowing capacity.

At September 30, 2014, Alion had borrowed $43 million; had $3.9 million in letters of credit outstanding under the Credit Agreement; and had approximately $18.1 million in remaining maximum borrowing capacity subject to borrowing base limitations. The Company’s borrowing base was $79.7 million. After taking into account borrowing base limitations the available borrowing capacity was $17.4 million at September 30, 2014.

As of September 30, 2013, Alion had approximately $4 million in outstanding letters of credit, no Credit Agreement balance actually drawn, and $31 million in remaining borrowing capacity. At September 30, 2013, the Credit Agreement contained no borrowing base limitation.

Interest Rates and Fees

Credit Agreement interest is payable in cash. The interest rate for Credit Agreement borrowings is daily one-month LIBOR (London Inter-bank Offered Rate) plus 475 basis points. The Company must also pay a 25 basis point unused line fee and a 175 basis point letter of credit fee for any letter of credit that is not cash collateralized. The Credit Agreement imposes a $75 thousand monthly minimum interest charge to the extent that actual interest expense and unused line fees do not exceed that amount. The interest rate on outstanding balances increases by 200 basis points in the event of default.

Events of Default

In addition to the customary events of default described above, the Credit Agreement includes covenants regarding monetary judgments greater than $500 thousand; failure to pay other obligations exceeding $1 million; breaches of loan documents including the Intercreditor Agreement; suspension or debarment, or receipt of notice of suspension or debarment; and termination for default under a material government contract.

Financial Covenants

The Credit Agreement defines several keys terms including Consolidated Net Income, Consolidated EBITDA, Fixed Charges and Fixed Charge Coverage Ratio. The Credit Agreement requires the Company to achieve at least $50 million in trailing four-quarter Consolidated EBITDA measured at the end of each quarter. The Credit Agreement also requires the Company to maintain a minimum one-to-one fixed charge coverage ratio which is also measured on a trailing four-quarter basis at the end of each quarter.

The Credit Agreement defines Consolidated Net income as net income excluding gains or losses from debt extinguishments and asset sales. Consolidated EBITDA includes adjustments to Consolidated Net Income for certain items included in Consolidated Net Income. Principal additions include: interest expense; income tax expense; depreciation and amortization expense; non-recurring expenses accepted by the third-party ESOP valuation company; and non-cash contributions to the ESOP. The principal deductions are cash payments made in respect of amounts previously added back in determining Consolidated EBITDA.

Each of Alion’s debt instruments contains a similar definition of Consolidated Net Income and Consolidated EBITDA as used to determine compliance with each instrument’s financial covenants.

Fixed Charges are defined as cash interest and principal payments plus all fees paid to equity sponsors . The numerator for the Fixed Charge Coverage ratio is Consolidated EBITDA minus: capital expenditures; cash paid for income taxes; and non-recurring charges included in Consolidated EBITDA (Net Cash Flow before Fixed Charges). The Credit Agreement permits certain adjustments related to refinancing transactions.

As of September 30, 2014, Alion had $68.0 million in Consolidated EBITDA and the Fixed Charge Coverage Ratio was 1.01 to 1.0 ($65.2 million in Net Cash Flow before Fixed Charges compared to $64.8 million in Fixed Charges).

First Lien Term Loans

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As part of its August 2014 refinancing, Alion executed a $285.0 million First Lien Credit Agreement. The First Lien Credit Agreement includes two terms loans: Tranche A ($110 million) and Tranche B ($175 million). Tranche A matures on August 18, 2018; Tranche B matures August 18, 2019. Tranche A was issued at a $2.2 million discount. Tranche B was issued at $5.8 million discount. Alion also paid $26.1 million in third party costs and loan origination fees for the First Lien Credit Agreement.

Alion must repay $15 million of the Tranche A loan in year one; $25 million in year two, $25 million in year three and $45 million in year four. For the first five years through June 2019, Alion must repay Tranche B principal at 1% per year in quarterly installments. On August 18, 2019, Alion must repay the remaining $166.3 million in Tranche B principal.

First lien interest is payable quarterly in arrears in cash. Unless otherwise elected, the interest rate is one-month LIBOR with a floor of 1.00% plus 700 basis points for the Tranche A loan. The Tranche B interest rate is 300 basis points higher than the Tranche A interest rate. In the event of default, interest rates increase by 200 basis points. Alion has the option to use an alternate rate based on the Federal funds rate plus several adjustments. The LIBOR rate is lower than the alternate rate.

The First Lien Credit Agreement limits Alion’s capital expenditures to $2.5 million per year. Beginning at the end of fiscal 2015, the First Lien Credit Agreement requires Alion to use its excess cash flow (as defined in the agreement) to pay down either the outstanding Credit Agreement balance or the First Lien term loans. The First Lien Credit Agreement requires the Company to achieve at least $50 million in trailing four-quarter Consolidated EBITDA measured at the end of each quarter.

Second Lien Term Loan

On August 18, 2014 Alion executed a $70 million Second Lien Credit Agreement with ASOF and JLP Credit Opportunity Master Fund Ltd., an affiliate of Phoenix. The Second Lien term loan was issued at a $3.9 million discount and matures on February 18, 2020. The Company paid $4.5 million third-party costs and fees for the Second Lien Credit Agreement. Alion issued warrants to the Second Lien lenders to acquire Alion common stock at a penny-per-share strike price along with Series A Preferred Stock which gave the lenders as holders of the Series A Preferred Stock the right to elect the majority of the board of directors of the Company. At issuance, the Series A Preferred Stock and the portion of the warrants exercisable by Second Lien lenders had an estimated fair value of $5.9 million.

Second Lien interest is payable entirely in compounding PIK notes. The interest rate is 14.25%. In the event of default, the interest rate is 16.25% and lenders can demand Alion pay default interest in cash rather than by issuing PIK notes.

The Second Lien Credit Agreement requires the Company to achieve at least $45 million in trailing four-quarter Consolidated EBITDA measured at the end of each quarter.

Third Lien Indenture and Third Lien Notes

On August 18, 2014, the Company entered into a Third Lien Indenture and issued approximately $208.1 million new Third Lien Notes in exchange for the same face amount of Unsecured Notes due February 2015. Concurrently with the closing of the exchange offer, the Company also issued an aggregate of $2.9 million in Third Lien Notes at a $1.1 million discount to face value for cash received from Unsecured Note holders who participated in the unit offering and from ASOF who purchased Third Lien Notes and warrants in a private placement. The Third Lien notes mature on February 18, 2020. Interest is payable semi-annually in arrears on March 1 and September 1 of each year to holders of record as of the preceding February 15 and August 15.

The Company paid $13.3 million in third-party costs and fees related to the Third Lien Notes and exchange offer. The warrants Alion issued allow Third Lien Note holders right to acquire common stock at a penny per share. At issuance, the portion of the warrant exercisable by Third Lien Note holders had an estimated fair value of $12.9 million.

One component of Third Lien Note interest is payable in cash at 5.0% from date of issuance through maturity so long as trailing four-quarter Consolidated EBITDA exceeds $54 million measured as of June 30 and December 31 each year. Otherwise all interest is payable only in PIK notes.

In addition to the 5.0% interest potentially payable in cash, Third Lien Note holders are entitled non-cash interest in the form of compounding PIK notes at 9.75% from issuance through August 2018. The PIK note interest rate increases to 10.25% for year five and to 10.75% thereafter. In the event of default, the interest rate increases by 200 basis points and Third

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lien Note holders can demand Alion pay default interest in cash on the entire principal outstanding and on any overdue PIK or cash interest payments.

The Third Lien Indenture requires the Company to achieve at least $40 million in trailing four-quarter Consolidated EBITDA measured at the end of each quarter.

Unsecured Notes

In February 2007, Alion issued $250 million in 10.25% Unsecured Notes maturing February 2015. Unsecured Note interest is payable semi-annually in cash in arrears on February 1 and August 1 to holders of record as of the preceding January 15 and July 15.

In fiscal 2011 and fiscal 2013, Alion was able to repurchase at a discount, Unsecured Notes with an aggregate face value of $15 million, recognizing a gain with each transaction. Holders of a majority of outstanding Unsecured Notes agreed to eliminate nearly all the covenants in the Unsecured Note indenture in connection with the exchange offer concluded in August 2014.

As part of Alion’s August 2014 Refinancing Transactions, holders of approximately $211 million in Unsecured Notes exchanged their notes for new Third Lien Notes or cash in the Exchange Offer. The approximately $24.0 million in Unsecured Notes remaining outstanding come due February 1, 2015.

Secured Notes

In March 2010, Alion issued $310 million in 12% Secured Notes maturing November 1, 2014. Secured Note interest was payable semi-annually in arrears at 10% in cash and 2.0% in compounding PIK notes. The Company also issued penny warrants to Secured Note holders conveying the right to purchase 602,614 shares of Alion common stock. The Secured Note warrants, which expire March 15, 2017, have anti-dilution protection. As a result of the August 18, 2014, Refinancing Transactions, Secured Note warrant holders became entitled to purchase 1,041,314 shares of Alion common stock.

On September 16, 2014, Alion used proceeds from its August 18, 2014, Refinancing Transactions to redeem the $310 million in Secured Notes and $26.4 million in outstanding PIK notes. The Company paid $15.3 million in cash interest and accrued PIK interest through the redemption date and recognized a $2.4 million debt extinguishment loss.

As of September 30, 2014, Alion must make the following principal repayments (face value) for its outstanding debt.

Schedule of Principal Payments at face for existing debt instruments

Instrument	FY 2015	FY 2016	FY 2017	FY 2018	FY 2019	FY 2020	Total
	(In thousands)

Unsecured Notes	$24,014	$—	$—	$—	$—	$—	$24,014
First Lien - Tranche A	$17,500	$25,000	$25,000	$38,750	$—	$—	$106,250
First Lien - Tranche B	$1,750	$1,750	$1,750	$1,750	$167,563	$—	$174,563
Second Lien Loan	$—	$—	$—	$—	$—	$70,000	$70,000
Second Lien PIK Notes	$—	$—	$—	$—	$—	$82,603	$82,603
Third Lien Notes	$—	$—	$—	$—	$—	$210,986	$210,986
Third Lien PIK Notes	$—	$—	$—	$—	$—	$159,223	$159,223
Total	$43,264	$26,750	$26,750	$40,500	$167,563	$522,812	$827,639

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) Fair Value Measurement
Alion applies ASC 820 – Fair Value Measurements and Disclosures in determining the fair value to be disclosed for financial and nonfinancial assets and liabilities. The Company has no assets or liabilities, other than its redeemable common stock and certain common stock warrants, which it is required to remeasure at fair value. Valuation techniques utilized in the fair value measurement of assets and liabilities for each period presented were unchanged from prior practice.
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

As disclosed in Note 11 above, the Company issued its First and Second Term Loans at a discount to face value. Management believes these discounted values represent fair value for debt instruments issued by an entity with leverage ratios and credit ratings similar to Alion’s. See Note 5 above for Alion's redeemable common stock fair value disclosures and Note 13 below for its common stock warrant fair value disclosures. The table below sets out the face value, net carrying value and fair value of Alion’s Third Lien Notes, Unsecured Notes and Secured Notes. The fair values disclosed below are based on quoted market prices for Alion’s outstanding notes. This is a Level 2 measurement.

	September 30, 2014		September 30, 2013
	(In thousands)
	Third Lien Notes	Unsecured Notes	Secured Notes	Unsecured Notes
Face value of original notes outstanding	$210,986	$24,014	$310,000	$235,000
PIK interest notes issued	—	—	19,788	—
Face value of outstanding notes	$210,986	$24,014	$329,788	$235,000
PIK interest notes to be issued	2,457	—	2,748	—
Face value of notes outstanding and notes to be issued	$213,443	$24,014	$332,536	$235,000
Less: unamortized debt issue costs	(22,998)	(37)	(10,250)	(1,168)
Carrying value	$190,445	$23,977	$322,286	$233,832
Fair value of outstanding notes	$163,258	$23,180	$335,295	$151,928
(13) Common Stock Warrants

Secured Note Warrants

In March 2010, when Alion issued its now-extinguished Secured Notes, the Company also issued Secured Note penny warrants that entitled holders to purchase 602,614 shares of Alion common stock. The Secured Note Warrants expire March 15, 2017. They have no dividend rights and are not participating securities.

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

On August 18, 2014 Alion issued warrants as part of its Refinancing Transactions exercise of which can trigger Secured Note Warrant anti-dilution protections. As of September 30, 2014 the Company has set aside a total of 1,046,776 shares of Alion common stock to meet potential Secured Note Warrant exercise demands.

Second and Third Lien Warrants

The Company issued an aggregate of 306,889 warrants in connection with the Refinancing Transactions pursuant to a warrant agreement, dated August 18, 2014, with Wilmington Trust, National Association, as warrant agent. The warrants issued to the Second Lien lenders grant the Second Lien Lenders the right to purchase shares equal to 12.5% of the Company’s then-issued and outstanding common stock at a penny-per-share strike price (Second Lien Warrants). The warrants issued to the Third Lien Note holders grant the Third Lien Note holders the right to purchase shares equal to 27.5% of the Company’s then-issued and outstanding common stock at a penny-per-share strike price (Third Lien Warrants). The Second and Third Lien warrants expire on August 17, 2024 and contain significant anti-dilution protection. Each time the Company contributes shares to the ESOP, its total shares issued and outstanding increase and the Second and Third Lien Warrants become entitled to purchase a proportionately greater number of shares of Alion common stock. Second Lien Warrant holders were initially entitled to purchase 2,313,019 shares of Alion common stock and Third Lien Warrant holders were entitled to purchase 5,088,643 shares of Alion common stock.

As a result of Alion’s September 2014 ESOP contribution, the Company has reserved 3,039,700 shares of common stock to meet Second Lien Warrant potential exercise demands and 6,687,340 shares to meet Third Lien Warrant potential exercise demands. The Second and Third Lien Warrants have dividend rights and therefore are participating securities when determining earnings per share.

Secured Note Warrants - Initial fair value and accounting treatment

None of Alion’s warrants is redeemable for cash. Alion accounts for warrants as permanent equity and reassesses this classification each reporting period. The Company identified no required changes in accounting treatment as of September 30, 2014.

Management used a Black-Scholes-Merton option pricing model to determine that the Secured Note Warrants had an initial fair value of approximately $20.8 million based on Alion’s former share price of $34.50. Alion recognized the value of the Secured Note Warrants as part of the debt issue costs for the Secured Notes and recorded a corresponding credit to equity. The Company has expensed all its Secured Note debt issue costs, including warrant-related costs.

Second Lien and Third Lien Warrants - Initial fair value and accounting treatment

Management used a Black-Scholes-Merton option pricing model and Alion’s $2.45 August 2014 share price as determined by the ESOP Trustee to determine that the Second Lien Warrants had an initial fair value of $5.2 million and the Third Lien Warrants had an initial fair value of $11.3 million. Alion recognized the value of the Second and Third Lien Warrants as part of the debt issue costs for the corresponding debt instruments and recorded an offsetting credit to equity. The anti-dilution protections in the Second and Third Lien Warrants differ materially from the provisions in the Secured Note Warrants. As a result, management determined that the Second and Third Lien Warrants are derivative instruments that qualify for liability treatment and are not permanent equity.

The Second and Third Lien Warrants are classified as a liability, as they are not considered indexed to the Company’s stock.  As such, the Second and Third Lien Warrants were initially measured at fair value and classified as liabilities on the balance sheet.  Subsequent changes in fair value have been recorded in earnings.

Because the Second and Third Lien Warrants are liabilities, at each reporting date management is required to fair value these obligations and adjust their carrying value by recognizing a corresponding charge or credit to interest expense.

Management uses a Black-Scholes-Merton option pricing model to determine the fair value of the Second and Third Lien Warrants with reference to the estimated fair value of an underlying share of Alion common stock as of each reporting date. For the purpose of its fair value liability accounting, management’s estimate of the fair value of a share of Alion common stock can differ from the share price as determined by the ESOP Trustee based, in part, on a valuation provided to the Trustee by an independent third-party firm.

Management may base its estimate of the fair value of a share of Alion common stock on different variables than those used by the ESOP Trustee and the third-party ESOP valuation firm. Such differences can include estimates of future cash flows, growth rates, market multiples, control premiums, and discount rates, which can produce a wide range of estimated fair values for Alion's common stock. Depending on marketplace variables, management may (or may not) include in its warrant liability estimate, a share price estimated using the Black-Scholes-Merton option pricing model. Including or excluding this option pricing calculation for the estimated fair value of the shares underlying the Second and Third Lien Warrants could materially affect management’s estimate of the share price and the resulting fair value liability the Company is required to recognize. Any difference between management’s estimated share price for determining the Company’s warrant-related fair value liability does not affect the liability the Company recognizes for its outstanding redeemable common stock.

In determining the Company’s warrant-related liability as of September 30, 2014, management estimated the market value of a share of underlying Alion common stock to be $0.68 based on a standard three-factor valuation methodology. Management did not utilize an option pricing model at September 30, 2014 to estimate the price of a share of Alion common stock as an input in its warrant liability calculation. Management determined that the Second and Third Lien Warrants had declined in value from August 18, 2014 to September 30, 2014 as a result, in part, of the Company’s increasing debt load, due to the pay in kind interest embodied in the Second and Third Lien Notes and higher share counts attributable to the anti-dilution provisions of the Second and Third Lien Warrants. The Company recorded a $9.9 million credit to expense for the change in fair value of the Second and Third Lien Warrants from August 18, 2014 through September 30, 2014. Management estimated the fair value of the Second Lien Warrant liability at $2 million and the Third Lien Warrant liability at $4.5 million.

Management’s estimated September 30, 2014 fair value share price reduced the Company’s estimated fair value warrant liability from the amount originally recognized. An estimated share price higher than $2.45 would have increased the estimated fair value of the Company’s warrant-related fair value liability and resulted in a corresponding increase in expense. A ten-percent increase or decrease in the estimated share price management used to determine Alion’s warrant-related liability would have resulted in an $0.7 million increase or decrease in the Company’s fair value warrant-related liability at September 30, 2014 with a corresponding offsetting effect on expense.

(14) Leases

Future minimum lease payments under non-cancelable operating leases for buildings, equipment and automobiles at September 30, 2014 are set out below. Alion subleases some excess capacity to subtenants under non-cancelable operating leases.

Lease Payments for Fiscal Years Ending	(In thousands)
2015	$25,800
2016	21,569
2017	18,413
2018	15,888
2019	6,537
And thereafter	12,982
Gross lease payments	$101,189
Less: non-cancelable subtenant receipts	(1,650)
Net lease payments	$99,539

Composition of Total Rent Expense

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30,
	2014	2013	2012
	(In thousands)
Minimum rentals	$22,966	$21,530	$20,639
Less: Sublease rental income	(601)	(600)	(156)
Total rent expense, net	$22,365	$20,930	$20,483
(15) Post-retirement Benefits
Alion sponsors a post-retirement plan providing medical, dental, and vision coverage to eligible former employees. The Company is self-insured with a stop-loss limit under an insurance agreement. The plan was closed to new participants in fiscal 2008. It provides benefits until age 65 for employees who met certain age and service requirements. Alion requires most participants to pay the full expected cost of benefits. A limited number of participants, eligible for coverage after age 65, contribute a lesser amount. As of September 30, 2014, the Company had recognized a $491 thousand unfunded plan liability. Alion paid $46 thousand, $39 thousand and $59 thousand in plan benefits for the years ended September 30, 2014, 2013, and 2012. Participants contributed $15 thousand, $14 thousand and $12 thousand for the years ended September 30, 2014, 2013, and 2012.

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

Formerly, through June 2011, Alion profit sharing contributions consisted of 1% of eligible employee compensation in common stock issued to the ESOP Trust and 1.5% of eligible employee compensation in cash to the 401(k) component. Alion recognized $14.2 million, $13.8 million and $13.8 million in Plan expense for the years ended September 30, 2014, 2013 and 2012. In 2012, Plan expense included approximately $1.2 million in cash and approximately $11.0 million in common stock.

In September 2013, Alion amended the ESOP to delay transfer to the Company of employee contributions for investment in the ESOP component of the Plan. In December 2013, the ESOP Trust used employee funds to purchase approximately $930 thousand of Alion common stock at the September 30, 2013 price of $8.10 per share.

The non-cash component of ESOP expense appears in the statement of cash flows supplemental disclosures as “common stock issued in satisfaction of employer contribution liability.” It is included in operating cash flows from changes in accrued liabilities. The Company issued $14.1 million in redeemable common stock for the year ended September 30, 2014.

(17) Long Term Incentive Plan

Alion adopted a long-term cash incentive compensation plan for certain executives in December 2008. The Company amended its incentive compensation plan in January 2010 and amended and restated it in June 2013. The most recent amendment created new change in control provisions that apply to future grants. Individual incentive compensation grants contain specific financial and performance goals and vest over varying periods. Some grants are for a fixed amount; others provide a range of values from a minimum of 50% to a maximum of 150% of initial grant value. The Company periodically evaluates the probability that individuals will achieve stated financial and performance goals.

The August 2014 Refinancing Transactions may have triggered the change in control provisions of the LTI Plan and outstanding grants, including the 2011 LTIPs. While for accounting purposes, the 2011 LTIPs have been treated as if a change in control has occurred and vested at 100% of target value with vested amounts becoming currently payable. The determination of whether the change in control provisions of the LTI Plan and outstanding award apply in connection with the August 2014 Refinancing Transactions and other aspects of the award payments are pending before the Compensation Committee and will be determined at a future time. Non-executive officer LTI grants for November 2014 and November 2015 accelerated and vested at face value on August 18, 2014. Executive officers with grants subject to acceleration that were originally scheduled to vest in November 2015, agreed to defer immediate vesting in exchange for a 10% increase in target value vesting on the normal schedule.

Alion recognizes long term incentive compensation expense based on outstanding grants’ stated values, estimated probability of achieving stated goals and estimated probable future grant values. The Company recognized $1.9 million, $2.3 million and $1.4 million and in incentive compensation expense for the years ended September 30, 2014, 2013 and 2012. Fiscal 2014, the Company recognized $173 thousand in additional compensation expense (included in the amount above) related to accelerated vesting and LTI grant agreement modifications.
(18) Stock-based Compensation
Alion initially adopted its Stock Appreciation Rights (SAR) Plan in 2004. The Company amended and restated the SAR Plan in January 2007; amended it in January 2010; and amended and restated the SAR Plan in June 2013. The SAR Plan expires in November 2016. The most recent SAR Plan amendment revised certain change in control provisions.
The chief executive officer may award SARs as he deems appropriate. Awards vest ratably over four years with payment following the grant date fifth anniversary. Grants with no intrinsic value expire on their year-five payment date. The SAR Plan provides for accelerated vesting in the event of death or disability and provides for accelerated vesting of existing grants on a change in control. The August 2014 refinancing constituted a change in control for SARs granted prior to fiscal 2014. All the pre-2014 grants vested with zero value and expired.
The approximately 180 thousand SARs outstanding at September 30, 2014, were issued in fiscal 2014 at a grant date fair value of $8.10 per share. No outstanding grant has any intrinsic value. For the years ended September 30, 2014, 2013 and 2012, the Company recognized credits to compensation expense of $21 thousand, $219 thousand and $90 thousand for the SAR Plan. The Company uses a Black-Scholes-Merton option pricing model based on the fair market value of a share of its common stock to recognize stock –based compensation expense. Alion's aggregate SAR Plan liability was $5 thousand at September 30, 2014.
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
(19) Income Taxes
Current Taxes
Alion is subject to income taxes in the U.S., various states, Canada and India. Tax statutes and regulations within each jurisdiction are subject to interpretation requiring management to apply significant judgment. In 2014 and 2013, the Company recognized approximately $6 thousand and $3 thousand in current income tax expense for business operations in India.
Deferred Taxes
Alion recorded approximately $7.0 million in deferred tax expense and liabilities related to tax-basis goodwill amortization in 2014, 2013 and 2012.
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

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Alion may become subject to federal or state income tax examination for tax years ended September 2011 and after. Each of the Company’s open return year returns has given rise to an NOL carryforward. The Company does not expect resolution of tax matters for any open years to materially affect operating results, financial condition, cash flows or its effective tax rate.
As of September 30, 2014 and 2013 deferred tax assets and related valuation allowances were $122.4 million and $97.0 million and deferred tax liabilities were $65.1 million and $58.1 million. Alion’s effective tax rate for fiscal years 2014, 2013 and 2012 was (18.9)%, and (23.6)% and (20.2)%.
The provision for income taxes for the years ended September 30, 2014, 2013 and 2012 was:

	Fiscal Years Ended September 30,
	2014	2013	2012
	(In thousands)
Current:
Foreign	$6	$3	$—
Total current provision	$6	$3	$—
Deferred:
Federal	$5,740	5,740	$5,740
State	1,234	1,234	1,234
Total deferred provision	$6,974	$6,974	$6,974
Total provision for income taxes	$6,980	$6,977	$6,974

Alion’s income tax provisions at September 30, 2014, 2013 and 2012 include the effects of state income taxes, debt extinguishment and changes in valuation allowances. The provision for income taxes for the years ended September 30, 2014, 2013 and 2012 differ from the amounts computed by applying the statutory U.S. federal income tax rate to income before taxes as a result of the following:

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Years Ended September 30,
	2014		2013		2012
	(Dollars in thousands)
Expected federal income tax (benefit)	35.0%	$(12,956)	35.0%	$(10,365)	35.0%	$(12,066)
State income taxes (net of federal benefit)	5.7%	(2,121)	4.5%	(1,325)	4.5%	(1,539)
Nondeductible expenses	9.0%	(3,348)	(0.4)%	105	(0.5)%	146
Provision to return true-ups	(0.2)%	68	(0.1)%	15	(0.8)%	286
Tax credits	—%	—	0.3%	(79)	—%	—
Changes in valuation allowance	(68.4)%	25,337	(62.9)%	18,626	(58.4)%	20,147
Income tax expense (benefit)	(18.9)%	$6,980	(23.6)%	$6,977	(20.2)%	$6,974
At September 30, 2014 and 2013, the Company had $225 million and $156 million in NOL carryforwards that begin to expire in 2025 if not used before then.
At September 30, 2014 and 2013, the components of deferred tax assets and deferred tax liabilities were:

	September 30,
	2014	2013
	(In thousands)
Deferred tax assets:
Accrued expenses and reserves	$9,365	$9,228
Intangible amortization	11,283	13,185
Deferred rent	3,374	3,680
Deferred wages	4,141	4,060
Depreciation and leases	4,485	4,375
Carryforwards and tax credits	89,728	62,487
Other	—	25
Gross deferred tax assets	$122,376	$97,040
Less Valuation	(122,376)	(97,040)
Deferred tax liabilities:
Goodwill	(65,104)	(58,130)
Net deferred tax asset/(liability)	$(65,104)	$(58,130)

(20) Segment Information and Customer Concentration
Alion operates as a single segment, providing advanced engineering, information technology and operational solutions to strengthen national security and drive business results under contracts with the U.S. government, state and local governments, and commercial customers.
U.S. government customers typically exercise independent contracting authority. U.S. government agencies, department offices or divisions may use Alion’s services as a separate customer directly, or through a prime contractor, if they have independent decision-making and contracting authority within their organization. U.S. government prime contracts accounted for approximately 87%, 89%, and 86% of total contract revenue for the years ended September 30, 2014, 2013 and 2012. The following five prime contracts represented over 50% of our revenue for the past three years.

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Fiscal Years Ended September 30,
Government Agency	Contract	2014	2013	2012
DoD—Defense Information Analysis Center	Weapons System Information Analysis Center for the Defense Technical and Information Center (IDIQ contract vehicle)	25.7%	27.6%	17.1%
DoD—U.S. Navy	Seaport-E Multiple Award Contract for the Naval Sea Systems Command (IDIQ contract vehicle)	21.4%	20.7%	20.1%
DoD—U.S. Air Force	Technical and Analytical Support for the U.S. Air Force	8.5%	8.4%	9.9%
DoD—U.S. Navy	Naval Sea Systems Command Surface Ships Life Cycle Program Management and Engineering Support	6.7%	7.2%	5.8%
DoD—Defense Information Analysis Center	Software, Networks, Information, Modeling and Simulation - Defense Technical and Information Center (IDIQ contract vehicle)	6.1%	1.8%	0.2%
(21) Guarantor/Non-guarantor Condensed Consolidated Financial Information
All of Alion’s 100% owned domestic subsidiaries have jointly, severally, fully and unconditionally guaranteed all of the Company's debt agreements including, the Credit Agreement, the First Lien Term Loans, the Second Lien Term Loan, the Third Lien Notes, the Unsecured Notes and the now-extinguished Secured Notes. All of these instruments are general obligations of the Company.
The following information presents condensed consolidating balance sheets as of September 30, 2014 and September 30, 2013; condensed consolidating statements of operations and comprehensive loss and cash flows for the years ended September 30, 2014, 2013 and 2012 of Alion, its guarantor subsidiaries and its non-guarantor subsidiaries. Investments include Alion’s investments in its subsidiaries presented using the equity method of accounting.

Condensed Consolidating Balance Sheet Information at September 30, 2014
	Parent	Guarantor Companies	Non-Guarantor Companies	Eliminations	Consolidated
	(In thousands)
Current assets:
Cash and cash equivalents	$10,757	$(33)	$8	$—	$10,732
Accounts receivable, net	168,719	1,426	1,350		171,495
Receivable due from ESOP Trust	—	—	—	—	—
Prepaid expenses and other current assets	5,265	47	29		5,341
Total current assets	184,741	1,440	1,387	—	187,568
Property, plant and equipment, net	6,697	369	—	—	7,066
Intangible assets, net	961	—	—	—	961
Goodwill	398,921	—	—	—	398,921
Investment in subsidiaries	29,637	—	—	(29,637)	—
Intercompany receivables	2,501	30,027	33	(32,561)	—
Other assets	9,748	—	5	—	9,753
Total assets	$633,206	$31,836	$1,425	$(62,198)	$604,269

Current liabilities:
First lien term loans, current portion:
Tranche A	$16,059	$—	$—	$—	$16,059
Tranche B	1,585	—	—	—	1,585
Unsecured notes, current portion	23,977	—	—	—	23,977
Interest payable	2,976	—	—	—	2,976
Trade accounts payable	55,476	35	22	—	55,533
Accrued liabilities	44,789	96	136	—	45,021
Accrued payroll and related liabilities	37,866	282	42	—	38,190
Billings in excess of revenue earned	2,685	112	18	—	2,815
Total current liabilities	185,413	525	218	—	186,156
Intercompany payables	30,061	—	2,501	(32,562)	—
Revolving credit facility	39,549	—	—	—	39,549
First lien term loans, non-current:
Tranche A	82,627	—	—	—	82,627
Tranche B	158,413	—	—	—	158,413
Second lien term loan	56,373	—	—	—	56,373
Third lien notes	190,445	—	—	—	190,445
Secured notes	—	—	—	—	—
Unsecured notes	—	—	—	—	—
Accrued compensation and benefits, excluding current portion	5,878	—	—	—	5,878
Non-current portion of lease obligations	11,075	381	—	—	11,456
Deferred income taxes	65,104	—	—	—	65,104
Commitments and contingencies
Common stock warrants, second lien term loans and third lien notes	6,518	—	—	—	6,518
Redeemable common stock	32,120	—	—	—	32,120
Series A preferred stock	2,339	—	—	—	2,339
Common stock warrants, secured notes	20,785	—	—	—	20,785
Common stock of subsidiaries	—	4,084	8	(4,092)	—
Accumulated other comprehensive loss	(19)	—	—	—	(19)
Accumulated deficit	(253,475)	26,846	(1,302)	(25,544)	(253,475)
Total liabilities, redeemable common stock and stockholders' deficit	$633,206	$31,836	$1,425	$(62,198)	$604,269

Condensed Consolidating Balance Sheet Information at September 30, 2013
	Parent	Guarantor Companies	Non-Guarantor Companies	Eliminations	Consolidated
	(In thousands)
Current assets:
Cash and cash equivalents	$25,617	$(24)	$20	$—	$25,613
Accounts receivable, net	169,304	2,735	565	—	172,604
Receivable due from ESOP Trust	930	—	—	—	930
Prepaid expenses and other current assets	4,449	188	(154)	—	4,483
Total current assets	200,300	2,899	431	—	203,630
Property, plant and equipment, net	9,139	525	4	—	9,668
Intangible assets, net	2,040	—	—	—	2,040
Goodwill	398,921	—	—	—	398,921
Investment in subsidiaries	28,420	—	—	(28,420)	—
Intercompany receivables	1,906	27,828	—	(29,734)	—
Other assets	10,363	—	4	—	10,367
Total assets	$651,089	$31,252	$439	$(58,154)	$624,626
Current liabilities:
Interest payable	$17,758	$—	$—	$—	$17,758
Trade accounts payable	61,563	58	1	—	61,622
Accrued liabilities	39,169	144	80	—	39,393
Accrued payroll and related liabilities	37,404	517	33	—	37,954
Billings in excess of costs revenue earned	4,250	84	—	—	4,334
Total current liabilities	160,144	803	114	—	161,061
Intercompany payables	27,826	153	1,754	(29,733)	—
Secured Notes	322,286	—	—	—	322,286
Unsecured Notes	233,832	—	—	—	233,832
Accrued compensation and benefits, excluding current portion	5,736	—	—	—	5,736
Non-current portion of lease obligations	12,374	447	—	—	12,821
Deferred income taxes	58,130	—	—	—	58,130
Commitments and contingencies
Redeemable common stock	61,895	—	—	—	61,895
Common stock warrants	20,785	—	—	—	20,785
Common stock of subsidiaries	—	4,084	9	(4,093)	—
Accumulated other comprehensive loss	130	—	—	—	130
Accumulated surplus (deficit)	(252,049)	25,765	(1,438)	(24,328)	(252,050)
Total liabilities, redeemable common stock and accumulated deficit	$651,089	$31,252	$439	$(58,154)	$624,626

Condensed Consolidating Statement of Comprehensive Loss

	Year Ended September 30, 2014
	Parent	Guarantor Companies	Non -Guarantor Companies	Eliminations	Consolidated
	(In thousands)
Contract revenue	$797,104	$6,547	$1,158		$804,809
Direct contract expense	624,940	3,823	548		629,311
Gross profit	172,164	2,724	610		175,498
Operating expenses	76,266	1,398	397	—	78,061
General and administrative	50,847	246	66		51,159
Operating income	45,051	1,080	147	—	46,278
Other income (expense):	—
Interest income	55	—	—	—	55
Interest expense	(81,662)	—	—	—	(81,662)
Other	(123)	—	—	—	(123)
Change in warrant value	9,894	—	—	—	9,894
Gain on debt extinguishment	(11,458)	—	—	—	(11,458)
Equity in net income of subsidiaries	1,219	—	—	(1,219)	—
Total other expenses	(82,075)	—	—	(1,219)	(83,294)
Loss before income taxes	(37,024)	1,080	147	(1,219)	(37,016)
Income tax expense	(6,972)	—	(8)	—	(6,980)
Net (loss) income	$(43,996)	$1,080	$139	$(1,219)	$(43,996)
Other comprehensive income (expense):
Post-retirement actuarial gains (loss)	(149)	—	—	—	(149)
Comprehensive loss	$(44,145)	$1,080	$139	$(1,219)	$(44,145)

Condensed Consolidating Statement of Comprehensive Loss
	Year Ended September 30, 2013
	Parent	Guarantor Companies	Non-Guarantor Companies	Eliminations	Consolidated
	(In thousands)
Contract revenue	839,608	8,627	737	—	848,972
Direct contract expenses	663,380	5,638	486	—	669,504
Gross profit	176,228	2,989	251	—	179,468
Operating expenses	81,838	1,972	318	—	84,128
General and administrative	52,491	604	44	—	53,139
Operating income (loss)	41,899	413	(111)	—	42,201
Other income (expense):	—
Interest income	55	—	—	—	55
Interest expense	(75,700)	—	—	—	(75,700)
Other	(200)	116	—	—	(84)
Gain on debt extinguishment	3,913	—	—	—	3,913
Equity in net income (loss) of subsidiaries	418	—	—	(418)	—
Total other income (expense)	(71,514)	116	—	(418)	(71,816)
Income (loss) before taxes	(29,615)	529	(111)	(418)	(29,615)
Income tax expense	(6,977)	—	—	—	(6,977)
Net income (loss)	(36,592)	529	(111)	(418)	(36,592)
Other comprehensive income:	—
Postretirement actuarial gains	279	—	—	—	279
Comprehensive income (loss)	(36,313)	529	(111)	(418)	(36,313)

Condensed Consolidating Statement of Comprehensive Loss
	Year Ended September 30, 2012
	Parent	Guarantor Companies	Non-Guarantor Companies	Eliminations	Consolidated
	(In thousands)
Contract revenue	$802,664	$14,015	$525	$—	$817,204
Direct contract expenses	624,788	7,743	300	—	632,831
Gross profit	177,876	6,272	225	—	184,373
Operating expenses	88,736	2,531	227	—	91,494
General and administrative	52,123	156	162	—	52,441
Operating income (loss)	37,017	3,585	(164)	—	40,438
Other income (expense):
Interest income	78	—	—	—	78
Interest expense	(74,934)	—	—	—	(74,934)
Other	(63)	9	(1)	—	(55)
Gain on debt extinguishment	—	—	—	—	—
Equity in net income of subsidiaries	3,429	—	—	(3,429)	—
Total other income (expense)	(71,490)	9	(1)	(3,429)	(74,911)
Income (loss) before income taxes	(34,473)	3,594	(165)	(3,429)	(34,473)
Income tax (expense) benefit	(6,974)	—	—	—	(6,974)
Net (loss) income	$(41,447)	$3,594	$(165)	$(3,429)	$(41,447)
Other comprehensive income:
Post retirement actuarial gain	26	—	—	—	26
Comprehensive loss	$(41,421)	$3,594	$(165)	$(3,429)	$(41,421)

Condensed Consolidating Statement of Cash Flows
Year Ended September 30, 2014
	Parent	Guarantors	Non-Guarantors	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(23,281)	16	(12)	$(23,277)
Cash flows from investing activities:
Capital expenditures	(1,157)	(25)	—	(1,182)
Asset sales proceeds	1,596	—	—	1,596
Net cash provided by (used in) investing activities	439	(25)	—	414
Cash flows from financing activities:
Proceeds from sale of first lien term loans:
Tranche A	107,800	—	—	107,800
Tranche B	169,200	—	—	169,200
Proceeds from second lien term loan, sale of preferred shares and common stock warrants	66,150	—	—	66,150
Proceeds from third lien notes	1,711	—	—	1,711
Payment of debt issue costs	(30,505)	—	—	(30,505)
Repurchase of secured notes	(338,959)	—	—	(338,959)
Repayment of first lien notes	(4,188)	—	—	(4,188)
Retirement of unsecured notes	(4,876)	—	—	(4,876)
Repurchase of unsecured notes	—	—	—	—
Revolver borrowings	78,000	—	—	78,000
Revolver repayments	(35,000)	—	—	(35,000)
Loan to ESOP Trust	(855)	—	—	(855)
ESOP loan repayment	855	—	—	855
Redeemable common stock purchased from ESOP Trust	(2,285)	—	—	(2,285)
Redeemable common stock sold to ESOP Trust	934	—	—	934
Net cash used in financing activities	7,982	—	—	7,982
Net increase (decrease) in cash and cash equivalents	(14,860)	(9)	(12)	(14,881)
Cash and cash equivalents at beginning of period	25,617	(24)	20	25,613
Cash and cash equivalents at end of period	$10,757	$(33)	$8	$10,732

Condensed Consolidating Statement of Cash Flows
Year Ended September 30, 2013

	Parent	Guarantors	Non-Guarantors	Consolidated
	(In thousands)
Net cash provided by operating activities	$10,666	$97	$20	$10,783
Cash flows from investing activities:
Capital expenditures	(1,792)	(77)	—	(1,869)
Net cash provided by (used in) investing activities	(1,792)	(77)	—	(1,869)

Cash flows from financing activities:
Repurchase of unsecured notes	(6,030)	—	—	(6,030)
Revolver borrowings	16,461	—	—	16,461
Revolver repayments	(16,461)	—	—	(16,461)
Loan to ESOP trust	(1,907)	—	—	(1,907)
ESOP loan repayment	1,907	—	—	1,907
Redeemable common stock purchased from ESOP trust	(6,664)	—	—	(6,664)
Redeemable common stock sold to ESOP Trust	2,166	—	—	2,166
Net cash used in financing activities	(10,528)	—	—	(10,528)
Net increase (decrease) in cash and cash equivalents	(1,654)	20	20	(1,614)
Cash and cash equivalents at beginning of period	27,271	(44)	—	27,227
Cash and cash equivalents at end of period	$25,617	$(24)	$20	$25,613

Condensed Consolidating Statement of Cash Flows
Year Ended September 30, 2012

.	Parent	Guarantors	Non-Guarantors	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$12,700	$(19)	$—	$12,681
Cash flows from investing activities:
Capital expenditures	(2,733)	2	—	(2,731)
Proceeds from sale of fixed assets	—	—	—	—
Net cash provided by (used in) investing activities	(2,733)	2	—	(2,731)

Cash flows from financing activities:
Revolver borrowings	26,000	—	—	26,000
Revolver repayments	(26,000)	—	—	(26,000)
Loan to ESOP trust	(477)	—	—	(477)
ESOP loan repayment	477	—	—	477
Redeemable common stock purchased from ESOP trust	(4,843)	—	—	(4,843)
Redeemable common stock sold to ESOP Trust	1,302	—	—	1,302
Net cash provided by (used in) financing activities	(3,541)	—	—	(3,541)
Net increase (decrease) in cash and cash equivalents	6,426	(17)	—	6,409
Cash and cash equivalents at beginning of period	20,845	(27)	—	20,818
Cash and cash equivalents at end of period	$27,271	$(44)	$—	$27,227

(22) Commitments and Contingencies

Government Audits

Federal government cost-reimbursement contract revenues and expenses in the audited consolidated financial statements are subject to DCAA audit and possible adjustment. Alion is a major contractor and DCAA maintains an office on site to perform various audits throughout the year. The Company has settled indirect rates through 2007 based on completed DCAA audits. All subsequent years are open. We are disputing the government’s claim for penalties and interest for 2005, which in the aggregate are not material. We believe the statute of limitations has expired on any government contractual claims, including any claims for penalties and interest, on our 2005 indirect rate proposal. Alion has recorded federal government contract revenue based on amounts it expects to realize upon final settlement.

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

(23) Interim Period (Unaudited, in thousands except per share information)

ALION SCIENCE AND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2014 Quarters
	1st	2nd	3rd	4th
Revenue	$185,380	$192,966	$207,377	$219,086
Gross profit	$40,105	$43,947	$45,047	$46,399
Net (loss) income	$(18,462)	$(16,788)	$(13,266)	$4,520
Net loss per share (excluding warrants)	$(2.41)	$(2.20)	$(1.76)	$0.50
Current assets	$179,298	$191,759	$189,003	$187,568
Current liabilities	$474,643	$736,335	$743,602	$186,156
	2013 Quarters
	1st	2nd	3rd	4th
Revenue	$204,329	$221,281	$220,947	$202,415
Gross profit	$43,694	$46,319	$46,633	$42,822
Net loss	$(11,021)	$(9,131)	$(7,087)	$(9,353)
Net loss per share	$(1.64)	$(1.39)	$(1.01)	$(1.37)
Current assets	$203,722	$223,550	$211,464	$203,630
Current liabilities	$157,168	$171,700	$167,253	$161,061

(24) Related Parties

As a result of the Refinancing Transactions, we issued the Series A Preferred Stock, which confers voting control of Alion’s equity, consent rights over certain actions and the right to appoint a majority of Alion’s directors to the holders of the Series A Preferred Stock. ASOF owns 78.6% of the Series A Preferred Stock and Alion’s Second Lien Term Loan and Third Lien Notes, and the balance of the Series A Preferred Stock is owned by Phoenix. In addition, Lawrence A. First and Daniel H. Clare were elected to serve on Alion’s Board of Directors by ASOF as the holder of a majority of the Series A Preferred Stock. As a result, ASOF and Phoenix may be considered parties related to Alion.
ASOF owns $55.0 million of Second Lien Term Loans and $116.0 million of Third Lien Notes, plus $2.3 million in accrued PIK notes. Phoenix owns $15.0 million of Second Lien Term Loans and $58.9 million of Third Lien Notes, plus $0.9 million in accrued PIK notes. ASOF and Phoenix also own warrants to purchase 6,066,575 and 2,524,241 shares of Alion’s common stock, respectively. ASOF and Phoenix were paid fees in connection with the Refinancing Transactions of $6.8 million and $0.3 million, respectively, plus reimbursement of their professional fees.
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

Management assessed the effectiveness of Alion’s internal control over financial reporting as of September 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework issued in 1992. Based upon the assessments, the Company’s management has concluded that as of September 30, 2014 our internal control over financial reporting was ineffective exclusively due to the one capital transaction discussed below.

Changes in Internal Control Over Financial Reporting. The Company identified a material weakness in the operation of its internal control over financial reporting (as such term is defined in Rule 15(d)-15(f) under the Exchange Act). The material weakness related exclusively to recording elements of the Company’s recent Refinancing Transactions, in particular, the Company’s recently issued Third Lien Notes. The Refinancing Transactions required multiple reviews and analyses of complex accounting principles and interpretations. In its effort to account for the Refinancing Transactions, management relied, in part, on the Company's outside advisors' description and interpretation of some of the newly issued debt instruments. Management did not engage a third party which specializes in the accounting treatment associated with complex capital transactions to analyze the multiple components of the Refinancing Transactions. In the future, management will engage third party specialists to provide assistance and guidance, if and when, the Company executes any future complex capital transactions.

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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

Information Regarding the Directors of the Registrant

The names, ages and positions of our current directors are set forth below:

Name	Age	Position	Term Expires	Director Since
Bahman Atefi	61	President, Chief Executive Officer, Chairman	Not assigned	2001
Leslie L. Armitage	46	Director	2016	2002
Daniel H. Clare	43	Director	2017	2014
Lewis Collens	79	Director	2016	2002
Lawrence A. First	51	Director	2017	2014
Admiral Harold W. Gehman, Jr., USN (Ret.)	71	Director	2016	2002
General Michael V. Hayden, USAF (Ret.)	69	Director	2015	2010
General George A. Joulwan, USA (Ret.)	75	Director	Not assigned	2002
General Michael E. Ryan, USAF (Ret.)	72	Director	Not assigned	2002

Six of the Company's directors are divided into three classes. Directors Lawrence A. First and Daniel H. Clare have terms expiring on the date of Alion's 2017 annual shareholder meeting. Directors Leslie L. Armitage, Lewis Collens and Harold W. Gehman, Jr. have terms expiring on the date of Alion’s 2016 annual shareholder meeting. Director Michael V. Hayden has a term expiring on the date of Alion's 2015 annual shareholder meeting. Directors Bahman Atefi, George A. Joulwan and Michael E. Ryan are not assigned to a class of directors.

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

Daniel H. Clare is a Managing Director of ASOF and joined the firm in 2010. From 2005 to 2010, Mr. Clare was with Diamond Castle Holdings, LLC, a private equity firm focused on leveraged buyout and growth capital investments in middle market companies, most recently as a Senior Managing Director. From 1999 to 2005, Mr. Clare was an investment professional at CSFB Private Equity/DLJ Merchant Banking Partners. From 1993 to 1997, he was a management consultant at Bain & Company, and in 1998, was a summer associate in the investment banking division at Goldman Sachs & Co. Mr. Clare received a BA from Haverford College in Political Science, and an MBA from Harvard Business School. He also attended the University of Cambridge.

Mr. Clare was selected and continues to serve as a director of the Company because of his extensive experience investing in other companies and serving on the boards of directors of other companies.

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

Lawrence A. First is the Chief Investment Officer and Managing Director of ASOF. Mr. First joined the firm in 2008. Prior to joining, Mr. First was a Managing Director and Co‑Portfolio Manager in Merrill Lynch’s Principal Credit Group, a proprietary investing platform for the firm’s capital, where he was responsible for evaluating and managing assets in the team’s North American portfolio, including non‑investment grade bank loans, stressed/distressed fixed income investments and public and private equity. Prior to joining Merrill Lynch in 2003, Mr. First was a senior partner in the Bankruptcy and Restructuring department of the law firm of Fried, Frank, Harris, Shriver & Jacobson, LLP, where he began his legal career in 1987. At Fried Frank, he represented both debtors and creditors in both in‑ court and out‑of court restructurings as well as lenders to, investors in, and potential buyers and sellers of, financially troubled companies. Prior to his joining Fried Frank’s Bankruptcy and Restructuring department, he was a member of its Corporate Department, where he became partner in 1994. Mr. First received a BA from Haverford College in History and Sociology, and a JD from New York University School of Law. He also attended the London School of Economics.

Mr. First was selected and continues to serve as a director of the Company because of his extensive experience investing in other companies and serving on the boards of directors of other companies.

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

Establishment of Committees

The Board of Directors has established five committees, an Audit and Finance Committee, a Compensation Committee, a Governance and Compliance Committee, a Special Projects Committee and a Refinancing Committee. Each committee currently consists of the following members, which reflects changes made to the members of each committee in August 2014 in connection with the Refinancing Transactions:

Committee	Chairperson	Members
Audit and Finance Committee	Leslie Armitage	Daniel Clare, Lewis Collens, Lawrence First, Harold Gehman, Michael Ryan
Compensation Committee	Harold Gehman	Leslie Armitage, Daniel Clare, Lewis Collens, Lawrence, First, George Joulwan
Governance and Compliance Committee	Michael Ryan	Bahman Atefi, Daniel Clare, Lawrence First, Harold Gehman, Michael Hayden, George Joulwan
Special Projects Committee	George Joulwan (acting)	Daniel Clare, Lawrence First, Michael Ryan
Refinancing Committee	Lewis Collens	Leslie Armitage, Daniel Clare, Lawrence First,

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

The Audit and Finance Committee met four times during fiscal 2014.

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

The Compensation Committee met three times during fiscal 2014.

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

The Corporate Governance and Compliance Committee met four times during fiscal 2014.

Special Projects Committee

The Special Projects Committee’s primary purpose and function is to oversee special projects and programs of a significant nature as determined jointly by the Committee and the management of Alion, or by the Board of Directors; and develop, recommend to the Board, and assess policies and procedures with regard to such special projects.

The Special Projects Committee met once during fiscal 2014.

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

The Refinancing Committee met twice during fiscal 2014.

Board of Directors Diversity

Alion’s Corporate Governance and Compliance Committee is charged with recommending director candidates to the full Board of Directors. The Board of Directors nominates directors for election by Alion’s common stockholders. The holders of a majority of the Series A Preferred Stock have the right, but are not required, to elect a majority of our Board of Directors, and any directors not elected by the Series A Preferred Stock are elected by the vote of all holders of Alion common stock. The Governance and Compliance Committee does not have a formal policy regarding diversity when identifying and considering director nominees. In evaluating director nominees, the Governance and Compliance Committee typically considers an individual’s overall experience, subject matter expertise, military service, financial knowledge, and international business and military experience. The Corporate Governance and Compliance Committee is focused on constructing a board with a well-balanced distribution of experience among its members to support the Company’s growth and performance in the government contracting professional services industry.

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

Information Regarding the Executive Officers of the Registrant

The names, ages and positions of the Company’s current executive officers and the dates from which these positions have been held are set forth below.

Name	Age	Office	Position Since
Bahman Atefi	61	President, Chief Executive Officer and Chairman of the Board of Directors (1)	December 2001
Stacy Mendler	51	Chief Operating Officer and Executive Vice President (1)	September 2006
Kevin Boyle	45	Senior Vice President, General Counsel and Secretary	January 2014
Barry Broadus	55	Chief Financial Officer, Senior Vice President and Treasurer (1)	September 2012
Robert Hirt	54	Sector Senior Vice President – Technology, Engineering and Operational Solutions Sector	July 2011
Rod Riddick	64	Sector Senior Vice President – Engineering and Integration Solutions Sector	November 2013

(1)	Member of the ESOP committee.
The following sets forth the business experience, principal occupations and employment of each of the current executive officers who do not serve on the Board of Directors. Please read “Information Regarding the Directors of the Registrant” above for the information with respect to Dr. Atefi.

Stacy Mendler has served as our Chief Operating Officer and Executive Vice President since September 2006. She served as our Executive Vice President and Chief Administrative Officer from September 2005 until September 2006, and as our Senior Vice President and Chief Administrative Officer from May 2002 until September 2005. She is also a member of our ESOP committee. Ms. Mendler served IITRI as Senior Vice President and Director of Administration from October 1997 until December 20, 2002, when we purchased substantially all of IITRI’s assets. As of May 2002, Ms. Mendler was IITRI’s Chief Administrative Officer, as well as Senior Vice President. She also served as IITRI’s Assistant Corporate Secretary from November 1998 through December 2002. From February 1995 to October 1997, Ms. Mendler was Vice President and Group Contracts Manager for the Energy and Environment Group at Science Applications International Corporation where she managed strategy, proposals, contracts, procurements, subcontracts and accounts receivable. She currently serves on the Board of Directors of NVTC, the VA Chamber of Commerce (VCOC) and the Professional Services Council (PCS) and is Vice Chair on the executive committee of VCOC. Ms. Mendler received a BBA in Marketing from James Madison University and a MS in Contracts and Acquisition Management from Florida Institute of Technology.

Kevin Boyle became our Senior Vice President, General Counsel and Secretary on January 6, 2014. Prior to joining us, he served from February 2012 until January 2014 as Senior Vice President, General Counsel and Secretary of MCR, LLC, a privately‑held professional services firm specializing in integrated program management solutions for the Department of Defense. From June 2007 until February 2012, Mr. Boyle served as Senior Vice President, General Counsel & Secretary for Vangent, Inc., a leading provider of information management and business process outsourcing services to the US Federal Government. From 2002 to May 2007, he served as Assistant General Counsel for General Dynamics Information Technology, Inc., following its acquisition of Anteon International Corporation in June 2006. Mr. Boyle also served as Vice President and General Counsel for publicly‑held Interworld Corporation from 2000 to 2002. Prior to 2000, he held similar positions with Visual Networks, Cambridge Technology Partners and BMG Entertainment. Mr. Boyle received his Juris Doctor degree from Tulane Law School and his Bachelor of Arts degree in history from Yale University.

Barry Broadus has served as our Chief Financial Officer, Senior Vice President and Treasurer since September 2012. He served as our (Acting) Chief Financial Officer from April 2012 until September 2012 and Director of Financial Planning from September 2008 until April 2012. Prior to joining us, from November 2004 to September 2008, Mr. Broadus served as Vice President and Business Unit Controller at Science Applications International Corporation (SAIC) where he was responsible for the financial oversight of the Energy, Environment & Infrastructure Business Unit. Prior to SAIC, from September 2000 to July 2004 he was the Chief Financial Officer for Brainbench, Inc. Prior to Brainbench, Mr. Broadus served for 12 years at EDS, as the Military Systems Business Unit Controller. He also worked for Andersen Consulting. In his earlier career, he was an Officer in the U.S. Army from 1982 to 1985. Mr. Broadus received a Bachelor of Science in Business Administration with a major in Accounting from the University of Alabama.

Robert Hirt has served as our Senior Sector Vice President for the Technology Engineering and Operational Solutions Sector since July 2011 and the Engineering and Information Technology Sector since March 2011. Mr. Hirt joined us in April of 2009 as the Deputy Sector Manager for the Engineering and Information Technology Sector. Prior to joining us, Mr. Hirt served as a Senior Manager and Chief Technology Officer at SAIC for over 23 years. In this tenure he managed the corporation’s CBRN Weapons Effect, Planning and Simulation Division (DTRA, STRATCOM, NATO), Command and Control Operations (GCCS‑J, M, A, GCSS, NCES) and Logistics Service Operation (Asset Visibility, Repairables Management, RFID, Data Center consolidation, MRAP Joint Logistic Integrator, DEAMS, ECSS). Mr. Hirt received his BA in Economics and Mathematics from the University of California and a MS in Systems Engineering from George Washington University.

Rod Riddick became Sector Senior Vice President and Sector Manager of our Engineering and Integration Solutions Sector (EISS) on November 1, 2013. Mr. Riddick has supported the U.S. Navy in various capacities for over 40 years. He served as Senior Vice President and Deputy Sector Manager of EISS from 2007 to 2013, and as an EISS Group Senior Vice President from 2005 to 2007. He served John J. McMullen Associates, Inc., an internationally regarded ship design and engineering firm, from 1982 to 1985 and from 1990 to 2005 in positions of increasing responsibility, culminating in Senior Vice President of Acquisition Programs from 2000 to 2005. From 1985 to 1990 he was a Program Director with Advanced Technology, Inc. From 1979 to 1982 he worked for Advanced Marine Enterprises, Inc. as Hull Design Section Chief and Program Manager. From 1978 to 1979 he was a Senior Designer at Newport News Shipbuilding & Dry Dock, Inc. From 1977 to 1978 he was a Checker at J.J. Henry Company, Inc. Mr. Riddick began his career as a Designer/Draftsman with Asset, Inc. from 1972 to 1977, after returning from Vietnam as an air traffic controller with the US Air Force.

There is no known family relationship between any director and executive officer.
Code of Ethics
In November 2014, we adopted our revised Code of Ethics that applies to all of our employees and meets the definitional requirements set forth in the rules and regulations of the Securities and Exchange Commission. We provide access to a telephone hotline so our employees can report suspected instances of improper business practices such as fraud, waste, and violations of our Code of Ethics.
A copy of the 2014 Code of Ethics is posted for all of our employees on our internal website and can also be found on our Investor Relations website at: http://www.alionscience.com/en/Investor-Relations/Corporate-Governance-Documents. A printed copy without charge can be obtained from our Secretary upon request.

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

What We Designed Our Compensation Program to Reward

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

Role of the Compensation Consultant

The Compensation Committee annually retains a consultant to provide independent advice on executive compensation matters and to perform specific project-related work. In 2014, we engaged AON Hewitt to review our named executive officers’ compensation packages and to provide the Compensation Committee with competitive data and analysis. AON Hewitt performed no other services for Alion.

Elements of the Company’s Executive Compensation Program

Alion’s compensation program includes several major elements. We pay our named executive officers salaries that are competitive and non-discriminatory to attract, retain, and motivate them. We offer an incentive program designed to encourage exceptional employee performance. We offer our named executive officers fringe benefit, employee morale and wellness programs, and a 401(K) salary deferral program designed to attract and retain both executives and employees.

Base Salary

Alion pays each named executive officer a base salary for services rendered during the fiscal year. This fixed annual amount for performing specific job responsibilities is the minimum income the named executive officer may receive in any given year. The Compensation Committee determines each Alion executive’s base salary based on job responsibilities and performance, and by comparison to peer level compensation. The Compensation Committee establishes the Chief Executive Officer’s base salary, including periodic changes. It considers the Chief Executive Officer’s recommendations when it determines base salaries and changes, for other named executive officers.

Base salaries for our named executive officers as of September 30, 2014 were:

Named Executive Officer	Fiscal 2014 Base Salary
Bahman Atefi	$750,348
Stacy Mendler	$440,134
Barry Broadus	$350,144
Robert Hirt	$360,168
Rod Riddick	$320,000

The base salaries set forth above reflect increases of approximately 2.0 - 12.5% for each of the Named Executive Officers, as compared to the base salary levels for fiscal 2013, in part to reflect the market analysis, as described below. Each year, the Compensation Committee utilizes salary survey information provided by its outside compensation consultant for appropriate salary data for Alion’s senior positions.

In reviewing named executive officer base salaries, the Compensation Committee considers:

•	market data from the Company’s outside compensation consultant;

•	each executive’s compensation, individually and relative to other officers;

•	each executive’s individual performance; and

•	Alion’s financial and operating results.

The Compensation Committee and its outside consultant use publicly available data from other professional services government contracting companies to benchmark compensation for Alion’s named executive officers. The benchmark companies include some of the publicly-traded companies Alion uses in its market analyses when testing goodwill for potential impairment. The Compensation Committee compares Alion data to median data for the benchmark group when it evaluates named executive officer total compensation and the individual compensation elements. The Compensation Committee evaluates various factors including base salaries, total cash compensation and various types of long term incentive compensation benchmark companies provide their executives when it decides on compensation levels and elements for Alion’s named executive officers. The Compensation Committee sets total compensation levels to be within the range of the peer companies.

For fiscal 2014, the Compensation Committee reviewed a peer group of companies from the information technology, professional services, and defense and aerospace industries. In its analysis, the Compensation Committee compared current executive compensation levels with selected peer group data and with data from several broader, national compensation surveys. The Compensation Committee updated its list of peer group companies fiscal 2014. The following companies made up the compensation peer group for fiscal 2014.

CIBER Inc.	Heico Corp.	NCI, Inc.	VSE Corp.
Cubic Corp.	ICF International, Inc.	Orbital Sciences Corp.
Engility Holdings, Inc.	Kratos Defense & Security	SRA International Inc.

The Compensation Committee and its outside consultant used data from industry compensation surveys and proxy statements of peer companies to establish benchmark total compensation ranges (salary, bonus and long term incentive compensation) for each named executive officer. For the Chief Executive Officer and the Chief Financial Officer, the Compensation Committee and its outside consultant gave equal weight to industry compensation survey data and peer group data to establish benchmark compensation ranges. The Compensation Committee and its outside consultant determined benchmark compensation ranges for the Chief Operating Officer based exclusively on industry compensation survey data as the peer group did not include sufficient comparable data for that position. For each sector Senior Vice President, the Compensation Committee and its outside Consultant weighted industry compensation survey data at 75% and peer group data at 25% to establish benchmark compensation ranges. The Compensation Committee then selected the mid-point (50th percentile) of each benchmark compensation range to set the benchmark compensation level for
Each named executive officer.

Total compensation for the Chief Executive Officer and the Chief Operating Officer exceeded the Compensation Committee’s selected benchmark level by approximately 6%. This reflects the long tenure at our company of Dr. Atefi and Ms. Mendler and recognition of their operating and financial acumen. Total compensation levels for the Chief Financial Officer (Mr. Broadus) and a recently appointed sector Senior Vice President (Mr. Riddick) were 46% less than the

Compensation Committee’s selected benchmark level. Total compensation for Mr. Hirt, our other sector Senior Vice President, was 11% less than the Compensation Committee’s selected benchmark level.

Based on its review for fiscal 2014, the Compensation Committee decided to maintain existing base salaries for all named executive officers next fiscal year.

Annual Bonus

We use annual bonuses in our compensation program to motivate and reward our named executive officers for current, short term performance such as meeting annual financial performance goals, and achieving certain milestones and other non-financial performance goals within a given year. The Compensation Committee believes it is important to encourage and reward both short-term and long-term performance. It has the discretion to set goals and objectives it believes are consistent with creating shareholder value, including financial measures, operating objectives, growth goals and other measures. Objectives may be based upon Alion achieving revenue or operating income targets as well as other financial and business objectives. Revenue growth and operating profitability are weighted as the most significant factors. The Compensation Committee evaluates achievement of objectives following the end of each year and makes annual bonus awards based on this assessment. The Compensation Committee considers individual achievement and also relies on the Chief Executive Officer’s recommendations with respect to other executive officers.

In fiscal 2013, we paid annual bonuses earned in fiscal 2012. In fiscal 2012 and 2011, we paid annual bonuses earned in fiscal 2011 and 2010, respectively. The Compensation Committee determined that named executive officer bonuses relating to fiscal 2013 performance were subject to a further performance condition that the Refinancing Transactions be completed. The Compensation Committee did not apply an additional performance condition to Mr. Fry who stepped down as Sector Senior Vice President in November 2013. Since the Refinancing Transactions were not completed, no annual bonuses were earned by the named executive officers other than Mr. Fry during fiscal 2013.

In the first quarter of fiscal 2014, the Compensation Committee determined that the named executive officers had substantially satisfied the refinancing-related performance condition precedent to earning bonus amounts related to fiscal 2013 performance. The Compensation Committee authorized us to pay the named executive officers these bonus amounts in fiscal 2014, set forth in the Summary Compensation Table.

The Compensation Committee determines annual bonuses based on a retrospective evaluation of each executive’s performance for the current fiscal year and compares its evaluation to the information in the compensation consultant’s report. The Compensation Committee did not establish bonus-specific targets for our named executive officers in fiscal 2013.

The Chief Executive Officer reviews the performance of each of his direct reports with the Compensation Committee and ranks their performance percentile (25th - 50th - 75th) to determine their annual bonuses. The Chief Executive Officer and the Compensation Committee evaluate each executive’s contribution to our year over year overall performance including: revenue growth; operating income performance; contract backlog; new market penetration; DSO; and staff turnover. The Compensation Committee performs a similar review of the Chief Executive Officer’s performance in executive session.

With respect to annual bonus awards attributable to fiscal 2014, the Compensation Committee has not completed its performance review and has not yet determined annual bonus amounts payable to the named executive officers.

Long-term Incentives/Awards

We use our long-term incentives to motivate, retain and reward our named executive officers for both short-term and sustained performance. The Compensation Committee establishes performance-based award opportunities specific to Alion’s financial performance and the specific business unit and/or corporate department an individual leads.

Long-Term Incentive Plan

We established the Alion Science and Technology Corporation Long-Term Incentive Plan (LTIP) in November 2008. LTIP grants provides for award opportunities based on achieving predefined individual performance goals set by the Compensation Committee. Our named executive officers and other key employees are eligible to receive LTIP awards. The Board of Directors has adopted separate forms of LTIP award agreements for named and other executive officers. LTIP awards are paid in cash.

We established the LTIP to:

•	facilitate recruiting and retaining key employees;

•	provide at-risk awards contingent on achieving predetermined performance criteria over an extended period;

•	provide a meaningful incentive to achieve long-term growth and improve profitability; and

•	provide incentives to selected employees an incentive for excellence in achieving certain Company and business unit or departmental goals.

Under the LTIP, our Compensation Committee is responsible for:

•	selecting which key employees may participate;

•	determining the performance period over which a participant must achieve his or her goals;

•	setting each participant’s award opportunities for a given performance period; and

•	establishing award vesting conditions.

Following consultation with the Compensation Committee’s outside compensation consultant, we determined Alion needed a non-equity based long-term incentive compensation plan to motivate and appropriately reward named executive officers and other key employees. LTIP compensation costs, subject to various Department of Defense limitations, are allowable indirect expenses which can be reimbursed through government contracts. However, we do not expect to recover all LTIP compensation costs.

Three-year LTIP awards have been granted to named executive officers every year between 2008-2013. For fiscal 2014, a new LTIP was not granted, pending a review of the LTIP program and its connection to the Company’s business goals by the Compensation Committee following the Refinancing Transactions.

Named executive officer LTIP grants issued in 2011 vested in 2014. The grants were scheduled to vest in November with payment amounts determined based on evaluation of the relevant performance criteria. A change in control would accelerate the vesting of the 2011 LTIP’s and fix the amount payable to equal the grant’s target amount. If the change in control provisions are not applied, the amount of the award that would be payable under the 2011 LTIPs would be determined based on an evaluation of the relevant performance factors, as described more fully below. The target award amount with respect to the Named Executive Officers under the 2011 LTIPs is approximately $1,850,000 (which is also the amount that would be payable if the change in control provisions were to apply), the minimum amount payable based on performance is approximately $925,000 in the aggregate, and the maximum amount payable based on performance is approximately $2,775,000.

The August 2014 Refinancing Transactions may have triggered the change in control provisions of the LTI Plan and outstanding grants, including the 2011 LTIPs. While for accounting purposes, the 2011 LTIPs have been treated as if a change in control has occurred, the determination of whether the change in control provisions of the LTI Plan and outstanding award apply in connection with the August 2014 Refinancing Transactions and other aspects of the award payments are pending before the Compensation Committee and will be determined at a future time.

In contemplation of the effects of potentially accelerating LTIP grants issued in 2012, the Company and certain named executive officers agreed to modify their 2012 LTIP grant agreements. Certain named executives agreed to waive accelerated vesting in the event of a change in control in exchange for increasing and fixing the amount payable under the 2012 LTIP grants to 110% of the target value. The modified 2012 LTIPs vest in November 2015, if the named executive officer remains employed with the Company as of the vesting date. As discussed above, these awards have been treated for accounting purposes as if a change in control has occurred; however, the Compensation Committee continues to discuss the impact of the August 2014 Refinancing Transactions on the terms of the outstanding awards.

Performance goals under LTIP award agreements include, among others, reaching certain company-planned revenue targets; achieving certain levels of Consolidated EBITDA (as determined for our debt covenants); achieving certain levels of reporting unit revenue and operating income; complying with debt covenants; and achieving targeted levels of days’ sales outstanding.

LTIP grants to our named executive officers involve a three-year performance cycle. The Compensation Committee evaluates performance for three-year grants only at the end of each three-year performance cycle. Vesting acceleration can affect the extent to which LTIP grants are subject to performance evaluation.

A recipient may receive anywhere from 50% to 150% of the grant target amount at the end of a performance cycle. The actual award amount depends on whether the individual and the Company achieve performance goals, or substantially under- or over-achieve performance goals. The 50% floor was established in order to foster executive retention, while the 150% ceiling is intended to reward outstanding performance. Subject to evaluation on this percentage-based scale, each earned award vests in full on its vesting date, provided that the named executive officer is still employed with us. The Compensation Committee issued no LTIP awards to named executive officers in fiscal 2014.

Stock Appreciation Rights (SAR) Plan

In January 2005, the Board of Directors adopted the Alion Science and Technology Corporation 2004 Stock Appreciation Rights Plan (the SAR Plan). The Compensation Committee, or the administrative committee as delegated, administers the SAR Plan. The Company amended and restated the SAR Plan in January 2007; amended it in January 2010; and amended and restated the SAR Plan in June 2013. The SAR Plan expires in November 2016. The most recent SAR Plan amendment revises certain change in control provisions. The SAR Plan permits grants to Alion directors, officers, employees and consultants. The SAR Plan permits the Chief Executive Officer to award SARs as he deems appropriate. Awards to executive officers are subject to the approval of the administrative committee of the Plan. There were no SAR awards to named executive officers in 2014 and no named executive officers hold outstanding SARs.

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

•	The Compensation Committee considers other qualitative matters in determining annual performance payments and achievement of long term incentive goals.

•	In fiscal 2014, the Compensation Committee did not change named executive officer base salaries for the coming fiscal year, nor did it award any new LTIP grants to named executive officers.

•
Typically, the Compensation Committee issues long term compensation grants to named executive officers that vest over a three year period with performance goals measured only at the end of a three-year period. We believe this encourages our executives to focus on Alion’s long term performance.

Based on this review and currently known facts and circumstances, the Compensation Committee believes Alion’s compensation policies and practices, individually and in the aggregate, do not create known risks that are reasonably likely to materially adversely affect the Company.

Summary Compensation Table

The following table sets forth all compensation with respect to our Chief Executive Officer and our other named executive officers for the years ended September 30, 2014, 2013, and 2012.

Name and Principal Position	Year	Salary	Bonus	Long- Term Incentive Plan Awards	Non- Equity Incentive Plan Awards	All other	Total
Bahman Atefi	2014	$776,378	$—	$—	$750,000	$121,934	$1,648,312
Chief Executive Officer	2013	$771,002	$—	$900,000	$—	$94,445	$1,765,447
and President	2012	$763,929	$—	$900,000	$700,000	$106,612	$2,470,541
Barry Broadus	2014	$356,024	$—	$—	$225,000	$63,187	$644,211
Senior Vice President and	2013	$316,716	$—	$—	$—	$56,641	$373,357
Chief Financial Officer	2012	$272,610	$33,000	$—	$165,000	$49,842	$520,452
Stacy Mendler	2014	$454,200	$—	$—	$300,000	$70,753	$824,953
Chief Operating Officer	2013	$445,081	$—	$315,000	$—	$68,794	$828,875
and Executive Vice President	2012	$441,606	$—	$315,000	$300,000	$74,873	$1,131,479
Robert Hirt	2014	$370,305	$—	$—	$220,000	$66,241	$656,546
Technology, Engineering	2013	$342,997	$35,000	$49,583	$—	$63,328	$490,908
and Operational Solutions	2012	$318,495	$20,000	$28,875	$190,000	$50,150	$607,520
Senior Vice President
Rod Riddick	2014	$328,889	$—	$—	$125,000	$65,911	$519,800
Engineering and Integration	2013	N/A	N/A	N/A	N/A	N/A	N/A
Solutions Sector	2012	N/A	N/A	N/A	N/A	N/A	N/A
Senior Vice President

Bonuses include non-incentive based cash bonuses, such as special performance bonuses, paid to named executive officers. Non-equity incentive plan compensation includes cash bonuses awarded to our named executive officers for current fiscal year service and, in respect of the reported 2014 amounts, the figures represent cash bonus amounts granted in 2013 but not earned until performance measures were met in fiscal 2014.

Amounts reported for Long Term Incentive Plan awards represent amounts earned by the named executive officers for the three-year performance cycles ending 2013 and 2012. The amounts for the three-year performance cycle ending 2014 have not yet been determined. In 2013, Dr. Atefi, Ms. Mendler and Mr. Fry met the conditions of their 2010 Long Term Incentive Plan grants and the Compensation Committee determined the final value of each named Executive Officer's grant. Mr. Hirt received different category LTIP grants with annual evaluation periods that pre-date his status as a named executive officer. We are reporting LTIP grants earned by Mr. Hirt in the years all performance conditions were satisfied for such grants and amounts became payable. Mr. Hirt's LTIP grants were not subject to evaluation by the Compensation Committee.

Other compensation includes: 401(k) matching and profit sharing contributions under Alion’s KSOP; Company contributions for long and short term disability; amounts paid for life insurance premiums; amounts paid or reimbursed with respect to health and welfare including payroll taxes and the supplemental Medicare tax; amounts paid or reimbursed with respect to social club membership; and amounts paid or reimbursed with respect to leased cars.

Detail of All Other Compensation for Fiscal Year 2014, 2013, 2012
Recorded in the Summary Compensation Table

Name and Principal Position	Year	Company Matching Contributions Under Alion’s KSOP	Health and Welfare Benefits	Long and Short Term Disability Paid by the Company
Bahman Atefi	2014	$16,900	$66,280	$4,488
	2013	$16,575	$39,266	$4,416
	2012	$16,250	$51,209	$5,250
Barry Broadus	2014	$18,717	$30,183	$2,057
	2013	$14,758	$27,966	$1,830
	2012	$20,099	$26,163	$2,419
Stacy Mendler	2014	$16,900	$37,104	$2,625
	2013	$16,575	$36,576	$2,553
	2012	$16,250	$35,144	$3,387
Robert Hirt	2014	$17,427	$30,894	$2,140
	2013	$11,843	$19,161	$2,164
	2012	$15,842	$18,733	$2,998
Rod Riddick	2014	$19,121	$28,979	$1,831
	2013	N/A	N/A	N/A
	2012	N/A	N/A	N/A

Detail of All Other Compensation for Fiscal Year 2014, 2013, 2012
Recorded in the Summary Compensation Table (continued)

Name and Principal Position	Year	Club Membership Fees	Term Life Insurance Paid by the Company	Leased Cars	Total
Bahman Atefi	2014	$6,130	$300	$27,836	$121,934
	2013	$6,060	$300	$27,828	$94,445
	2012	$5,780	$300	$27,823	$106,612
Barry Broadus	2014	$—	$206	$12,024	$63,187
	2013	$—	$183	$11,904	$56,641
	2012	$—	$158	$1,002	$49,842
Stacy Mendler	2014	$—	$263	$13,861	$70,753
	2013	$—	$256	$12,834	$68,794
	2012	$—	$256	$19,836	$74,873
Robert Hirt	2014	$—	$214	$15,566	$66,241
	2013	$—	$202	$15,564	$63,328
	2012	$—	$188	$11,751	$50,150
Rod Riddick	2014	$—	$184	$15,796	$65,911
	2013	N/A	N/A	N/A	N/A
	2012	N/A	N/A	N/A	N/A

Summary of Prior Year LTIP Award Agreements

In 2011, the Board of Directors issued two separate forms of LTIP award agreements - one for named executive officers and a second for other corporate officers. The 2011 grants to named executive officers had a three-year performance period that was scheduled to end in October 2014 and vest in November 2014, with payment amounts determined based on evaluation of the relevant performance criteria. The August 2014 Refinancing Transactions may have triggered the change in control provisions of the LTI Plan and outstanding grants, including the 2011 LTIPs. While for accounting purposes, the 2011 LTIPs have been treated as if a change in control has occurred, the determination of whether the change in control provisions of the LTI Plan and outstanding award apply in connection with the August 2014 Refinancing Transactions and other aspects of the award payments are pending before the Compensation Committee and will be determined at a future time. These grants remain outstanding while discussions within the Compensation Committee continue.

The 2011 LTIP grants to named executive officers contain various performance goals, including, among others,

•	attaining certain company-planned revenue targets;

•	achieving certain levels of Consolidated EBITDA (as determined for our debt covenants);

•	meeting certain levels of reporting unit revenue and operating income;

•	complying with debt covenants; and

•	achieving targeted levels of days’ sales outstanding.

Set out below are the performance goals and actual achievement levels for the 2011 LTIP grants to Dr. Atefi, Ms. Mendler and Mr. Hirt. As discussed above, the Compensation Committee has yet to evaluate progress toward these goals in addition to actual performance and achievement of subjective goals such as maintaining a reputation for excellence and integrity.

Dr. Atefi	Target	Actual
Three Year Compound Annual Revenue Growth Rate	5.0%	(0.5)%
Revenue (in millions)	$914.9	$804.8
Debt Covenant EBITDA (in millions)	$78.1	$68.0
Total Debt (in millions)	$545.0	$628.8
Days’ Sales Outstanding	74	78
LTIP Grant Value	$1,200,000
LTIP Maximum Value	$1,800,000
LTIP Minimum Value	$600,000
Ms. Mendler	Target	Actual
Three Year Compound Annual Revenue Growth Rate	5.0%	(0.5)%
Revenue (in millions)	$914.9	$804.8
Debt Covenant EBITDA (in millions)	$78.1	$68.0
Total Debt (in millions)	$545.0	$628.8
Days’ Sales Outstanding	74	78
LTIP Grant Value	$400,000
LTIP Maximum Value	$600,000
LTIP Minimum Value	$200,000
Mr. Hirt	Target	Actual
Three Year Compound Annual Revenue Growth Rate	5.0%	(0.5)%
Revenue (in millions)	$914.9	$804.8
Debt Covenant EBITDA (in millions)	$78.1	$68.0
LTIP Grant Value	$50,000
LTIP Maximum Value	$75,000
LTIP Minimum Value	$25,000
Sector Revenue (in millions)	$512.5	$455.6
Sector Operating Profit %	6.8%	6.6%
Sector Contract Backlog	$1,130,000	$1,242,115
Sector Days’ Sales Outstanding	64	79
Sector LTIP Grant Value	$150,000
LTIP Maximum Value	$225,000
Sector LTIP Minimum Value	$75,000

Grants of Plan-Based Awards

There were no grants of plan-based awards to named executive officers in 2014.

Deferred Compensation Plans

We maintain two Deferred Compensation Plans. One plan, the Executive Deferred Compensation Plan, covers members of management and other highly compensated officers of the Company. The other plan, the Directors Deferred Compensation Plan, covers members of the Company’s Board of Directors. Neither plan is a qualified plan under the Internal Revenue Code.

Each plan permits an individual to make a qualifying election to forgo current payment and defer a portion of his or her compensation. Officers may defer up to 50% of their annual base salary and up to 100% of bonus and/or stock-based compensation payments. Directors may defer up to 100% of their fees and their stock-based compensation payments.

Each Plan permits an individual to defer payment to a specified future date and to specify whether deferrals are to be paid in a lump sum or installments. Under certain limited circumstances, deferrals may be paid out early or further deferred. Typically, individuals may only make one qualifying deferral election per year.

No named executive officer participated in the Executive Deferred Compensation in fiscal 2014.

Potential Payments Upon Termination or Change in Control

We have employment agreements with five named executive officers, which provide that if the named executive officer is involuntarily terminated without cause or if the named executive officer is involuntarily terminated or leaves with “good reason” either following or in anticipation of a change in control, he or she will be entitled to receive a lump sum cash payment as set forth in his or her individual agreement. The named executive officers’ employment agreements define “termination for cause,” “good reason” and “change in control” for purposes of determining payments upon termination of employment.

The named executive officer employment agreements provide for salary- and bonus-based severance payments as well as 18 months of company-subsidized health care benefits and a related 40% tax gross up upon an involuntary termination without cause or if the named executive officer is involuntarily terminated or leaves with “good reason” either following or in anticipation of a change in control. In the event of severance related to a change in control, the named executive officers are also eligible for up to $25,000 in outplacement services from a firm selected and paid by Alion. The Company will provide outplacement services up through December 31 of the second calendar year following the calendar year in which the named executive’s employment terminated.

Generally, the LTIP award agreements provide for accelerated vesting upon death or disability. In addition, under the terms of the LTIP awards, a portion of the award vests if the named executive officer is terminated in the second half of the three-year performance period or if there is a change in the named executive officer’s responsibilities. The outstanding LTIP award agreements also provide, in certain cases, for accelerated vesting in the event of a change in control and, in other cases, for accelerated vesting in the event of an involuntary termination or termination by the named executive officer for “good reason” following a change in control.

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

The tables below set out the estimated payments and benefits that would be provided to each named executive officer as a result of (a) termination without cause; (b) termination on death or disability; (c) termination for cause, voluntary termination or retirement, (d) a change in control, and (e) termination or change in responsibility following a change in control. The calculations in these tables are based on the assumption that termination and/or change in control occurred on September 30, 2014, the last day of the Company’s most-recently completed fiscal year. Amounts in the tables below do not include payments and benefits to the extent they are provided on a non-discriminatory basis to salaried employees generally upon termination of employment.

Potential Termination-Related Payments to Bahman Atefi, Chief Executive Officer
			Unrelated to a Change in Control			Change in Control
Incremental Compensation and Benefit Payment	Applicable Percentage	Base Dollars	Termination without Cause	Death/ Disability	Termination for Cause, Voluntary Termination, Retirement	Termination, Change in Responsibility or Other Good Reason
Salary-based severance	200%	$750,348	$1,500,696	$—	$—	$1,500,696
Bonus-based severance	200%	$750,000	$1,500,000	$—	$—	$1,500,000
Health care benefits		$10,504	$15,756	$—	$—	$15,756
Tax Gross Up	40%		$6,302	—	—	$6,302
Outplacement services		$25,000	$—	$—	$—	$25,000
LTIP Acceleration			$—	$—	$—	$—
Total			$3,022,754	$—	$—	$3,047,754

Potential Termination-Related Payments to Stacy Mendler, Chief Operating Officer
			Unrelated to a Change in Control			Change in Control
Incremental Compensation and Benefit Payment	Applicable Percentage	Base Dollars	Termination without Cause	Death/ Disability	Termination for Cause, Voluntary Termination, Retirement	Termination, Change in Responsibility or Other Good Reason
Salary-based severance	200%	$440,134	$880,268	$—	$—	$880,268
Bonus-based severance	200%	$300,000	$450,000	$—	$—	$450,000
Health care benefits	—	$13,813	$20,720	$—	$—	$20,720
Tax Gross Up	40%		8,288	—	—	$8,288
Outplacement services	—	$25,000	$—	$—	$—	$25,000
LTIP Acceleration			$—	$—	$—	$—
Total			$1,359,276	$—	$—	$1,384,276

Potential Termination-Related Payments to Barry Broadus, Chief Financial Officer
			Unrelated to a Change in Control			Change in Control
Incremental Compensation and Benefit Payment	Applicable Percentage	Base Dollars	Termination without Cause	Death/ Disability	Termination for Cause, Voluntary Termination, Retirement	Termination, Change in Responsibility or Other Good Reason
Salary-based severance	200%	$350,144	$700,288	$—	$—	$700,288
Bonus-based severance	200%	$225,000	$450,000	$—	$—	$450,000
Health care benefits	—	$13,813	$20,720	$—	$—	$20,720
Tax Gross Up	40%		8,288	—	—	$8,288
Outplacement services	—	$25,000	$—	$—	$—	$25,000
LTIP Acceleration			$—	$—	$—	$—
Total			$1,179,296	$—	$—	$1,204,296

Potential Termination-Related Payments to Robert Hirt, Sector Senior Vice President
			Unrelated to a Change in Control			Change in Control
Incremental Compensation and Benefit Payment	Applicable Percentage	Base Dollars	Termination without Cause	Death/ Disability	Termination for Cause, Voluntary Termination, Retirement	Termination, Change in Responsibility or Other Good Reason
Salary-based severance	200%	$360,168	$720,336	$—	$—	$720,336
Bonus-based severance	200%	$225,000	$450,000	$—	$—	$450,000
Health care benefits	—	$14,212	$21,318	$—	$—	$21,318
Tax Gross Up	40%		8,527	—	—	$8,527
Outplacement services	—	$25,000	$—	$—	$—	$25,000
LTIP Acceleration			$—	$—	$—	$—
Total			$1,200,181	$—	$—	$1,225,181
Director Compensation
The following table sets forth certain information regarding the compensation paid to the Company’s non-employee directors for their service during the fiscal year ended September 30, 2014.

Name	Fees earned or paid in cash ($) (1)	All other compensation ($) (2)	Total
Edward C. (Pete) Aldridge, Jr.	$92,454	$1,546	$94,000
Leslie Armitage	$102,500	$—	$102,500
Lewis Collens	$92,192	$3,558	$95,750
Admiral (Ret.) Harold W. Gehman, Jr.	$102,000	$—	$102,000
Michael Hayden	$87,000	$—	$87,000
General (Ret.) George A. Joulwan	$93,000	$—	$93,000
General (Ret.) Michael E. Ryan	$92,015	$2,985	$95,000
David Vitale	$79,293	$5,207	$84,500

(1)
This column represents the total fees including the annual retainer fee to non-employee directors. Alion employee directors do not receive any additional compensation for service as a member of the Board of Directors. For the year ended September 30, 2014, Alion’s non-employee directors received an annual retainer and compensation of $70,000, payable in quarterly installments. Each director also receives a fee of $2,500 for in-person attendance or $1,000 for telephone attendance at a Board of Directors meeting. The Audit and Finance Committee chairperson receives $7,500 per year for each year he or she serves in such capacity. Other board committee chairpersons receive $5,000 per year for each year he or she serves in such capacity. Board committee members receive $1,000 per committee meeting when a committee meeting occurs on other than the day of a Board of Directors meeting. Alion reimburses directors for reasonable travel expenses in connection with attendance at Board of Directors and board committee meetings.

(2)	This column represents amounts paid by Alion for travel expenses to attend Board of Directors and board committee meetings.

(3)	On August 18, 2014, David J. Vitale and Edward C. (Pete) Aldridge, Jr. resigned as members of the Board.

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

THE COMPENSATION COMMITTEE
Harold Gehman, Jr., Chairman
Leslie Armitage, Committee Member
Daniel Clare, Committee Member*
Lewis Collens, Committee Member
Lawrence First, Committee Member*
George Joulwan, Committee Member

*While Mr. First and Mr. Clare are also presently members of the Compensation Committee, because they did not join the Compensation Committee until August 18, 2014, they did not participate in making the recommendation regarding     the inclusion of the Compensation Discussion and Analysis in this filing.

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

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percentage of Class (7)(8)
Five Percent Security Holders:
ASOF II Investments, LLC (1)	Preferred Stock	55		78.6%
Phoenix Investment Adviser, LLC (2)	Preferred Stock	15		21.4%
ASOF II Investments, LLC	Common Stock	6,066,575	(5)	25.4%
Phoenix Investment Adviser, LLC	Common Stock	2,524,241	(5)	10.6%
Alion Science and Technology Corporation Employee Ownership, Savings and Investment Trust (3)	Common Stock	13,105,361		99.96%
Directors and Executive Officers (3):
Daniel Clare (4)	Preferred Stock	55		78.6%
	Common Stock	6,066,575		25.4%
Lawrence First (4)	Preferred Stock	55		78.6%
	Common Stock	6,066,575		25.4%
Bahman Atefi	Common Stock	57,039	(6)	0.5%
Stacy Mendler	Common Stock	77,751	(6)	0.6%
Barry Broadus	Common Stock	3,055	(6)	0.1%
Rod Riddick	Common Stock	35,376	(6)	0.3%
Robert Hirt	Common Stock	1,689	(6)	0.1%
All Directors and Executive Officers as a Group (13 persons)	Common Stock	174,910	(6)	1.6%

(1)	The address of ASOF II Investments, LLC is 299 Park Avenue, 34th Floor New York, New York 10171.

(2)	The address of Phoenix Investment Adviser, LLC is 420 Lexington Ave., Suite 2040 New York, New York 10170.

(3)
The address of the ESOP Trust and all directors, other than Messrs. Clare and First, and named executive officers is 1750 Tysons Boulevard, Suite 1300, McLean, Virginia 22101. No directors (other than Dr. Atefi and Messrs. Clare and First) are beneficial owners of our common stock.

(4)
The address of Messrs. Clare and First is 299 Park Avenue, 34th Floor New York, NY 10171. Given their responsibilities at the entity which manages ASOF, Messrs. First and Clare may be deemed beneficial owners of the shares of common stock underlying the Penny Warrants held by ASOF and the Series A Preferred Stock held by ASOF.

(5)	Reflects the beneficial ownership of the shares of common stock underlying Penny Warrants.

(6)	Includes beneficial ownership of shares of Alion’s common stock held by the ESOP Trust.

(7)
Applicable percentages are based on 70 shares of Series A Preferred Stock outstanding on September 30, 2014; 13,110,043 shares of common stock outstanding on September 30, 2014 and are calculated with respect to each person pursuant to Rule 13d-3(d) of the Exchange Act.

(8)
Voting power with respect to all classes of Alion stock is held by ASOF and Phoenix as the only holders of the Series A Preferred Stock. The Series A Preferred Stock votes as a class and its vote controls any vote in which Alion common stock can participate.

Changes in Control

We do not know of any arrangements, the operation of which may at a subsequent date result in a change in control of Alion.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with related persons

Except as described below, since the beginning of the Company’s last fiscal year, including any currently proposed transactions, no directors, executive officers or immediate family members of such individuals were engaged in transactions with us or any subsidiary involving more than $120,000 other than the August 2014 Refinancing Transactions and arrangements described in the section “Executive Compensation.”

ASOF owns $55.0 million of Second Lien Term Loans and $116.0 million of Third Lien Notes, plus $2.3 million million in accrued PIK notes. Phoenix owns $15.0 million of Second Lien Term Loans and $58.9 million of Third Lien Notes, plus $0.9 million in accrued PIK notes. ASOF and Phoenix also own warrants to purchase 6,066,575 and 2,524,241 shares of Alion’s common stock, respectively. ASOF and Phoenix were paid fees in connection with the Refinancing Transactions of $6.8 million and $0.3 million, respectively, plus reimbursement of their professional fees.

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

Director Independence

A majority of the Company’s directors meet the test of “independence” as defined by the NYSE Amex rules. The NYSE Amex rules provide that to qualify as an “independent” director, in addition to satisfying certain bright-line criteria, the board of directors must affirmatively determine that a director has no material relationship with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company). Our board of directors has determined that Leslie Armitage, Daniel Clare, Lewis Collens, Lawrence First, Harold Gehman, Jr., Michael Hayden, George Joulwan, and Michael Ryan satisfy the bright-line criteria and that none has a relationship with Alion that would interfere with his or her ability to exercise independent judgment as a member of the board. Therefore, we believe that each of these directors is independent under the NYSE Amex rules.

The Audit and Finance Committee currently consists of Leslie Armitage, Daniel Clare, Lewis Collens, Lawrence First, Harold Gehman, Jr., and Michael Ryan. All members of the Audit and Finance Committee are independent in accordance with the NYSE Amex Rules.

The Compensation Committee currently consists of Daniel Clare, Lawrence First, Harold Gehman, Jr., Leslie Armitage, Lewis Collens and George Joulwan. All members of the Compensation Committee are independent in accordance with the NYSE Amex rules.

The Governance and Compliance Committee currently consists of Michael Ryan, Bahman Atefi, Daniel Clare, Lawrence First, Michael Hayden, George Joulwan and Harold Gehman, Jr. All members of the Governance and Compliance Committee, excluding Bahman Atefi, are independent in accordance with the NYSE Amex rules.

The Special Projects Coordination Committee currently consists of Daniel Clare, Lawrence First, Michael Ryan, and George Joulwan.  All members of the Special Projects Coordination Committee are independent in accordance with the NYSE Amex rules.
Item  14. Principal Accountant Fees and Services

Consistent with its charter, the Audit and Finance Committee is responsible for engaging Alion’s independent registered public accounting firm. All audit and permitted non-audit services require advance approval by the Audit and Finance Committee. The full committee approves proposed services and estimated fees for these services. The Audit and Finance Committee approved in advance all services performed by our auditors in fiscal 2014 and 2013.

The following table summarizes the fees that Deloitte & Touche LLP, our independent registered public accounting firm, billed Alion for each of our past two fiscal years for audit services and other services:

Fee Category

	2014	2013
Audit Fees(1)	$2,251,364	$1,300,000
Audit-Related Fees(2)	—	110,000
Tax Fees (3)	144,301	134,699
Total Fees	$2,395,665	$1,544,699

(1)
Audit fees include fees for auditing Alion’s financial statements, reviewing interim financial statements included in quarterly reports on Form 10-Q, and providing other professional services in connection with statutory and regulatory filings or engagements. This includes comfort letter fees in connection with Alion's registered offering to exchange its Unsecured Notes for new Third Lien Notes.

(2)	Audit-related fees are fees for assurance and similar services for the fiscal 2013 employee benefit plan audit.

(3)
Tax-related fees are fees for preparing the Company’s consolidated federal income tax return, state income tax returns, and foreign income tax returns for foreign subsidiaries. Fees include charges for a statutory tax-return related audit of Alion's Indian subsidiary; advisory services related to transfer pricing and refinancing transactions; and regulatory compliance advice.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

Consolidated Financial Statements of Alion Science and Technology Corporation

(a)(2) Financial Statement Schedules

Consolidated Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts	126
Schedule II — Valuation and Qualifying Accounts

Allowance for Doubtful Accounts Receivable	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions (1)	Balance at End of Year
	(In thousands)
Fiscal year ended 2014	$3,751	$250	$(77)	$3,924
Fiscal year ended 2013	$4,145	$(217)	$(177)	$3,751
Fiscal year ended 2012	$3,411	$802	$(68)	$4,145

(1)	Accounts receivable written off against the allowance for doubtful accounts.

Deferred Tax Asset Valuation	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
	(In thousands)
Fiscal year ended 2014	$97,040	$21,168	$—	$118,208
Fiscal year ended 2013	$78,414	$18,626	$—	$97,040
Fiscal year ended 2012	$58,264	$20,150	$—	$78,414

(a)(3) Exhibits

Exhibit No.	Description
3.1	Fourth Amended and Restated Certificate of Incorporation of Alion Science and Technology Corporation. (1)
3.2	Amendment Number One to the Fourth Amended and Restated Certificate of Incorporation of Alion Science and Technology Corporation. (2)
3.3	Amendment Number Two to the Fourth Amended and Restated Certificate of Incorporation of Alion Science and Technology Corporation. (a)
3.4	Amendment Number Three to the Fourth Amended and Restated Certificate of Incorporation of Alion Science and Technology Corporation. (a)
3.5	Amended and Restated By-laws of Alion Science and Technology Corporation. (3)
3.6	Certificate of Designation of Series A Preferred Stock. (2)
3.7	Amended and Restated Certificate of Designation, Powers, Preferences and Rights of Series A Preferred Stock of Alion Science and Technology. (a)
4.1	Indenture dated as of February 8, 2007, among Alion Science and Technology Corporation, certain subsidiary guarantors and Wilmington Trust Company, as trustee. (4)
4.2	Indenture dated as of August 18, 2014, among Alion Science and Technology Corporation, certain subsidiary guarantors and Wilmington Trust Company, as trustee. (2)
4.3	Form of Third-Lien Senior Secured Note due 2020. (2)
4.4	Form of Warrant. (2)
4.5	Amended and Restated Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (5)
4.6	First Amendment to Amended and Restated Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (6)
4.7	Second Amendment to Amended and Restated Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (7)
4.8	Third Amendment to Amended and Restated Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (8)
4.9	Fourth Amendment to Amended and Restated Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (a)
4.10	Fifth Amendment to Amended and Restated Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan. (16)
4.11	Form of Warrant. (3)
4.12	Form of Unit. (3)
10.1	Employment Agreement, dated as of August 18, 2014 by and between Alion Science and Technology Corporation and Dr. Bahman Atefi. (2)*
10.2	Employment Agreement, dated as of August 18, 2014 by and between Alion Science and Technology Corporation and Stacy Mendler. (2)*
10.3	Employment Agreement, dated as of August 18, 2014 by and between Alion Science and Technology Corporation and Robert Hirt. (2)*
10.4	Employment Agreement, dated as of August 18, 2014 by and between Alion Science and Technology Corporation and Barry Broadus. (2)*
10.5	Alion Science and Technology Corporation Long-Term Incentive Plan (amended and restated as of June, 25, 2013) (9) *
10.6	Form of Alion Science and Technology Corporation Ongoing Long Term Incentive Plan Award Agreement. (10)*
10.7	Alion Science and Technology Corporation 2004 Stock Appreciation Rights Plan (amended and restated as of June, 25, 2013) (9)*
10.8	Alion Science and Technology Corporation Performance Shares and Retention Phantom Stock Plan (amended and restated as of June, 25, 2013) (9)*
10.9	Alion Science and Technology Corporation Phantom Stock Plan (amended and restated as of June, 25, 2013) (9)*
10.10	Alion Science and Technology Director Phantom Stock Plan, as amended and restated effective January 1, 2007. (11)*

10.11	First Amendment to Alion Science and Technology Corporation Director Phantom Stock Plan (as amended and restated), dated as of January 22, 2010. (11)*
10.12	Alion Executive Deferred Compensation Plan, as amended and restated effective January 1, 2008. (11)*
10.13	Alion Director Deferred Compensation Plan, as amended and restated effective January 1, 2008. (11)*
10.14
First Supplemental Indenture, dated as February 26, 2010, between Alion-IPS Corporation, Washington Consulting Government Services, Inc., Alion Canada (US) Corporation, Alion Science and Technology Corporation and Wilmington Trust Company, as trustee. (12)

10.15	Warrant Agreement, dated as of August 18, 2014, by and between the Company and Wilmington Trust Company, as warrant agent. (2)
10.16	Amended and Restated Warrant Agreement, dated as of August 18, 2014, and amended as of November 5, 2014, by and between the Company and Wilmington Trust Company, as warrant agent. ( a)
10.17
Stockholders’ Agreement, dated as of August 18, 2014 by and between Alion Science and Technology Corporation and the Alion Science and Technology Corporation Employee Ownership, Savings and Investment Trust. (2)

10.18	Credit Agreement, dated as of August 18, 2014, by and among Alion Science and Technology Corporation, Wells Fargo, National Association and the lenders party thereto. (2)
10.19
First Lien Credit and Guaranty Agreement, dated as of August 18, 2014 by and among Alion Science and Technology Corporation, Goldman Sachs Lending Partners LLC as administrative agent and the lenders party thereto. (2)

10.20
Second Lien Credit and Guaranty Agreement, dated as of August 18, 2014 by and among Alion Science and Technology Corporation, Wilmington Trust, National Association as administrative agent and the lenders party thereto. (2)

10.21	Intercreditor Agreement, dated as of August 18, 2014 by and among the Company, the other grantors party thereto, and Wilmington Trust, National Association, as collateral agent. (2)
10.22
First Lien Pledge and Security Agreement dated as of August 18, 2014, by and among Alion Science and Technology Corporation, certain subsidiaries of the Company and Wilmington Trust, National Association, as collateral agent. (2)

10.23
Second Lien Pledge and Security Agreement, dated as of August 18, 2014, by and among Alion Science and Technology Corporation, certain subsidiaries of the Company and Wilmington Trust, National Association, as collateral agent. (2)

10.24
Third Lien Pledge and Security Agreement dated as of August 18, 2014, by and among Alion Science and Technology Corporation, certain subsidiaries of the Company and Wilmington Trust, National Association, as collateral agent. (2)

10.25
Guaranty Agreement, dated as of August 18, 2014, by and among Alion Science and Technology Corporation, certain subsidiaries of Alion Science and Technology Corporation and Wells Fargo Bank, National Association, as agent. (2)

10.26	Refinancing Support Agreement, dated December 24, 2013, by and among Alion and the Supporting Noteholders. (18)
10.27	Term Sheet, dated as of July 22, 2014, by and among Alion and the Supporting Noteholders. (17)
10.28	Amended and Restated Refinancing Support Letter Agreement, dated October 28, 2014. (a)
10.29
Second Supplemental Indenture, dated as of May 29, 2014, between Alion Science and Technology Corporation, Alion -METI Corporation, Alion - CATI Corporation, Alion - JJMA Corporation, Alion - BMH Corporation, Washington Consulting, Inc., Alion - MA&D Corporation, Alion - IPS Corporation, Alion - International Corporation, Washington Consulting Government Services, Inc. and Wilmington Trust Company, as trustee. (15)

10.30
First Supplemental Indenture, dated as of August 25, 2014, among Alion Science and Technology Corporation, Alion MA&D Corporation, Alion Asia Corporation, Innovative Technology Solutions Corporation, Alion Offshore Services, Inc. and Wilmington Trust, National Association. (a)

10.31
Second Supplemental Indenture dated as of November 5, 2014, among Alion Science and Technology Corporation, the subsidiary guarantors and Wilmington Trust, National Association, as trustee and Wilmington Trust, National Association, as collateral agent. (a)

10.32	2014 Edition of the Alion Code of Ethics, Conduct and Responsibility. (a)
12	Computation of Ratios. (a)
21	Subsidiaries of Alion Science and Technology (a)
31.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.(a)
31.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. (a)

32.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (a)
32.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(a)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on December 21, 2012.

(2)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on August 22, 2014.

(3)	Incorporated by reference from the Company’s Form 8-K/A filed with the SEC on March 25, 2010.

(4)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on February 8, 2007.

(5)	Incorporated by reference from the Company’s Form 10-Q filed with the SEC on May 14, 2013.

(6)	Incorporated by reference from the Company’s Form 10-K filed with the SEC on December 23, 2013.

(7)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on October 2, 2013.

(8)	Incorporated by reference from the Company’s Form 10-Q filed with the SEC on May 15, 2014.

(9)	Incorporated by reference from the Company’s Form 10-Q filed with the SEC on August 8, 2013.

(10)	Incorporated by reference from the Company’s Form 10-K filed with the SEC on December 23, 2008.

(11)	Incorporated by reference from the Company’s Form 10-Q filed with the SEC on May 14, 2010.

(12)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on March 3, 2010.

(13)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on March 16, 2011.

(14)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on August 8, 2011.

(15)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on May 30, 2014.

(16)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on October 6, 2014.

(17)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on July 24, 2014.

(18)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on December 24, 2013.

(*)	Denotes management contract and/or compensatory plan/arrangement.

(a)	Filed with this Form 10-K for fiscal year 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALION SCIENCE AND TECHNOLOGY CORPORATION
(Registrant)

Date: December 29, 2014
By: /s/ BAHMAN ATEFI
Bahman Atefi
Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Bahman Atefi Bahman Atefi	Chairman, Chief Executive Officer and Director	December 29, 2014

/s/ Barry M. Broadus Barry M. Broadus	Senior Vice President and Chief Financial Officer	December 29, 2014

/s/ Jeffrey L. Boyers Jeffrey L. Boyers	Senior Vice President and Principal Accounting Officer	December 29, 2014

/s/ Leslie Armitage Leslie Armitage	Director	December 29, 2014

/s/ Harold W. Gehman Harold W. Gehman	Director	December 27, 2014

/s/ Michael V. Hayden Michael V. Hayden	Director	December 26, 2014

/s/ George A. Joulwan George A. Joulwan	Director	December 27, 2014

/s/ Michael E. Ryan Michael E. Ryan	Director	December 28, 2014

Exhibit Index

Exhibit No.	Description
3.3	Amendment Number Two to the Fourth Amended and Restated Certificate of Incorporation of Alion Science and Technology Corporation.
3.7	Amended and Restated Certificate of Designation, Powers, Preferences and Rights of Series A Preferred Stock of Alion Science and Technology.
4.9	Fourth Amendment to Amended and Restated Alion Science and Technology Corporation Employee Ownership, Savings and Investment Plan.
10.16	Amended and Restated Warrant Agreement, dated as of August 18, 2014, and amended as of November 5, 2014, by and between the Company and Wilmington Trust Company, as warrant agent. ( a)
10.28	Amended and Restated Refinancing Support Letter Agreement, dated October 28, 2014.
10.30
First Supplemental Indenture, dated as of August 25, 2014, among Alion Science and Technology Corporation, Alion MA&D Corporation, Alion Asia Corporation, Innovative Technology Solutions Corporation, Alion Offshore Services, Inc. and Wilmington Trust, National Association.

10.31
Second Supplemental Indenture dated as of November 5, 2014, among Alion Science and Technology Corporation, the subsidiary guarantors and Wilmington Trust, National Association, as trustee and Wilmington Trust, National Association, as collateral agent.

10.32	2014 Edition of Alion Code of Ethics, Conduct and Responsibility.(a)
12	Computation of Ratios
21	Subsidiaries of Alion Science and Technology Corporation
31.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Alion Science and Technology Corporation, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document.
101.SCH+	XBRL Taxonomy Extension Schema Document.
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.